Form 10-K
period 1993-12-31
CAMBREX CORP
filed 1994-03-22
CIK 820081

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                      OR
/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM           TO
                        COMMISSION FILE NUMBER 1-10638

                              CAMBREX CORPORATION
             (Exact name of registrant as specified in its Charter)

                  DELAWARE                                        22-2476135
       (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                         Identification No.)

           ONE MEADOWLANDS PLAZA,                                    07073
         EAST RUTHERFORD, NEW JERSEY                              (Zip Code)
  (Address of principal executive offices)

      Registrant's telephone number, including area code: (201)-804-3000

         Securities registered pursuant to Section 12(b) of the Act:

                                                             NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                              ON WHICH REGISTERED
- ---------------------------------------------    ---------------------------------------------
        Common Stock, $.10 par value                        American Stock Exchange

     Securities registered pursuant to Section 12 (g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $115,300,000 as of February 28, 1994.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of February 28, 1994, there were 5,214,089 shares outstanding of the registrant's Common Stock, $.10 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 1994 Annual Meeting are incorporated by reference into Part III of this report.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              CAMBREX CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1993

                                     PART I

ITEM 1  BUSINESS.

GENERAL

     Cambrex Corporation (the Company or Cambrex), a Delaware corporation, began business in December 1981 through its predecessor, and now wholly-owned subsidiary, CasChem, Inc. (CasChem).

     The Company manufactures and markets a broad line of specialty chemicals and commodity chemical intermediates and also manufactures chemicals to customer specifications. There are five product categories: health and pharmaceuticals; agricultural intermediates and additives; specialty and fine chemicals; performance chemicals; and coatings.

     Important objectives of the Company are to expand its operations through internal growth and to make strategic acquisitions of product lines, technology and companies that have substantial positions in niche markets, where customizing a Cambrex core technology to meet specific customer needs is a prime ingredient for success.

     The Company's plans for internal growth include:

     - developing new applications for technologies in which the Company has expertise;

     - expanding product offerings to increase use of existing equipment and resources; and

     - expanding domestic and international markets for existing products.

     On January 31, 1994, Cambrex purchased substantially all of the assets of Hexcel Corporation's fine chemicals business located in Middlesbrough, England, for approximately $9,500,000. This business, now known as Seal Sands Chemicals, Ltd., manufactures chemical intermediates used in the pharmaceutical, photographic, water treatment, health care, and plastics industries.

     On March 12, 1993, the Company purchased substantially all of the assets of Viscosity Oil's fiber optic gel business for $5,886,000.

     On March 31, 1992, the Company acquired substantially all of the assets of the fine chemicals business of Hexcel Fine Chemicals, located in Zeeland, Michigan, for $20,251,000 and the assumption of certain liabilities consisting primarily of a variable rate Industrial Development Revenue Bond in the principal amount of $4,150,000, and a capital lease maturing in 1997 with a net present value of $8,214,000. The business, now known as Zeeland Chemicals, Inc. (Zeeland), manufactures synthetic organic chemicals for the pharmaceutical, food additive, photographic, agricultural, personal care, and plastics industries.

     On July 1, 1991, the Company purchased substantially all of the assets of the chemicals business of Solvay Animal Health, Inc., located in Charles City, Iowa, for $12,299,000. The business, now known as Salsbury Chemicals, Inc. (Salsbury), manufactures custom and fine chemicals, as well as pharmaceutical intermediates, generic pharmaceuticals, animal feed additives, and photographic and polymer chemicals.

PRODUCTS

     The following table sets forth for the periods indicated information concerning gross revenues from the Company's five product categories:

                                                               YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                          1993       1992(1)(2)     1991(1)(3)
                                                         -------     ----------     ----------
                                                                    (IN THOUSANDS)
    Health and pharmaceuticals.........................  $55,550      $ 59,167       $ 38,384
    Agricultural intermediates and additives...........   51,153        49,120         35,898
    Specialty and fine chemicals.......................   48,841        37,623         27,885
    Performance chemicals..............................   30,880        20,441         21,024
    Coatings...........................................   16,884        18,527         27,104

- ---------------

(1) In 1992, certain customers within specific product categories were changed to conform to classifications which the Company feels will better reflect the end use of its products. The 1991 revenues have been reclassified to conform to the 1992 presentation.

(2) Revenues from Zeeland, acquired in March of 1992, are included from the date of acquisition. The Company expanded its health and pharmaceuticals, and specialty and fine chemicals product lines through this acquisition.

(3) Revenues from Salsbury, acquired in July of 1991, are included from the date of acquisition. The Company expanded its health and pharmaceuticals, agricultural, and specialty and fine chemicals product lines through this acquisition.

     Health and Pharmaceuticals. This category consists of four principal product groups: (1) specialty compounds utilized in the formulation of cosmetics and toiletries, (2) intermediates converted into the active ingredients in a variety of food additives and over-the-counter medications, (3) bulk pharmaceuticals utilized as the active ingredients in over-the-counter and prescribed medications, and (4) Vitamin B3 and its chemical precursors. Such health and pharmaceutical products are sold to a diverse group of more than 500 customers.

     During 1993, sales of health and pharmaceuticals decreased $3,617,000 (6%) from 1992. The full year effect of the acquisition of Zeeland Chemicals in March 1992 added $3,200,000 to this sales category. The decrease in this category's performance was due to lower shipments of a bulk pharmaceutical, and to reduced shipments of niacinamide (Vitamin B3) intermediates. Sales in the health and pharmaceuticals category are expected to recover in 1994.

     Sales of cosmetic and toiletry related compounds represented $22,700,000, or 41%, of this category's 1993 revenues and were $200,000 higher than 1992. An increase of $1,200,000 in sales is due to products associated with the Zeeland acquisition. Sales of castor oil based personal care products totaled $8,900,000 in 1993 and were $700,000 lower than the prior year. Sales of pyridine based products totaled $6,200,000 in 1993 and were $300,000 lower than the prior year due to reduced demand in the Asia-Pacific region and competitive pressure in China. Sales are expected to remain at present levels in 1994.

     Sales of pharmaceutical intermediates represented $14,600,000, or 26%, of this category's 1993 revenues and were $300,000 higher than 1992. The increase is due to a variety of products associated with the Zeeland acquisition and an increase in x-ray contrast preparations. This increase was partially offset by decreases in pyridine based intermediates used in the pharmaceutical industry in Europe that were due to depressed economic conditions. The overall market for x-ray contrast drugs continues to grow as less toxic compounds are developed.

     Sales of bulk pharmaceuticals represented $9,700,000, or 18%, of this category's 1993 revenues and were $2,700,000 lower than 1992. The decrease was due to the unusually high 1992 sales caused by a disruption in the supply chain that resulted in distributors building excessive inventories. Sales were below normal levels in 1993 due to this inventory correction. Sales are expected to return to normal levels in 1994.

     Sales of Vitamin B3 and its chemical precursors represented $8,500,000, or 15%, of this category's 1993 revenues and were $1,400,000 lower than 1992. The Company's strategy to convert more of the intermediate into niacinamide (Vitamin
B3) produced increased sales of USP grade B3 offset by reduced sales of the intermediate. Overall sales were lower because of currency restrictions in China and depressed economic conditions in Europe.

     Agricultural Intermediates. This category includes two principal product groups: (1) intermediates for use in the manufacture of herbicides and insecticides, and (2) animal feed additives. The Company's agricultural intermediates and additives are sold to approximately 15 customers. Two customers accounted for 24% and 15% of 1993 revenues in this category.

     Total sales in this category increased $2,033,000, or 4%, in 1993. The improvement was due to increased sales of feed additives to the poultry industry and to higher shipments of a pyridine compound to a major herbicide producer. This category was decreased by lost sales from a contract for a herbicide intermediate that ended in the fourth quarter 1992, and a decrease in pyridine derivative export sales. In 1994, the feed additive markets are expected to increase and the herbicide markets will remain at 1993 levels.

     The sales of products used in the manufacture of herbicides and insecticides amounted to $22,800,000, or 45%, of this category's 1993 revenues and were down 12% from 1992. Sales of pyridine, the largest item in this group, were at the same level as 1992. The largest pyridine customer is Zeneca, Inc. who uses it in the manufacture of herbicides. The Company produces another major pyridine compound and is the exclusive supplier of this product to Dow Elanco who uses it in production of a herbicide. Sales of this compound increased 88% in 1993 due to Dow resuming normal ordering patterns after reducing their inventories in 1992. Sales of other pyridine derivatives in this category decreased 80% from 1992 due to high inventory positions in the Asia-Pacific region and reduced use of a wheat fungicide in Europe. This level of sales activity will continue in 1994.

     The sales of animal feed additive products was $28,400,000, or 55%, of this category's 1993 revenues, up 23% from 1992. Sales of organo-arsenical feed additives increased 33% over the prior year due to a competitor stopping production, increased dosages by poultry producers, and increased poultry production in the U.S. These products improve weight gain, feed efficiency and antibiotic performance in poultry feed.

     Specialty and Fine Chemicals. This category principally consists of four product groups: (1) photographic chemicals, (2) specialty additives used for lubricants and surfactant intermediates, (3) organic intermediates, and (4) catalysts. The Company's manufacturing plants have available reactor capacity which enables Cambrex to seek additional opportunities to manufacture internally developed and customer-specific compounds. Such specialty and fine chemical products are sold to a diverse group of more than 1,000 customers.

     During 1993, sales of specialty and fine chemical products increased $11,218,000, a 30% rise from 1992. That increase included $6,000,000 related to the Zeeland Chemicals acquisition of March 1992. Increases in this category were in specialty additives, organic intermediates, specialty catalysts and custom manufactured products. The most significant improvement in sales was due to the expansion in the production facilities of a polymer used in instamatic film.

     Sales of photographic chemical products represented $13,700,000, or 28%, of this category's 1993 revenues and were $5,500,000 higher than 1992. The increase is due to a substantial increase in production capacity of a photochemical used as a polymer in instamatic film.

     Sales of specialty additive products represented $13,300,000, or 28%, of this category's 1993 revenues and were $3,500,000 higher than 1992. This increase is primarily attributable to sales of a chemical used in a fire retardant fiber and for cooling tower water treatments, and to sales of a product used as a cross linker for strengthening plastic. Sales of both these products are expected to continue to increase in 1994.

     Sales of organic intermediate products represented $10,800,000, or 22%, of this category's 1993 revenues and were $1,800,000 higher than 1992. This increase is attributable to a wide variety of products used as chemical intermediates.

     Sales of catalyst chemical products represented $9,800,000, or 20%, of this category's 1993 revenues and were $1,400,000 higher than 1992. The increase is primarily attributable to a variety of products associated with the Zeeland acquisition.

     Performance Chemicals. The Company's urethane elastomers are used in the telecommunications and electronics industries as encapsulants for wiring connections, biomedical devices to seal filter elements, and adhesives for artificial turf and industrial uses. This category also includes fiber optic cable gels. The key increase in this business was due to the acquisition of a complimentary fiber optic gel business in March 1993. The principal competitors in the telecommunications and electronics markets include two companies that have substantially greater resources than the Company. Competitors in the other end-use markets for performance products are numerous and varied. The Company competes in these markets on the basis of its patent and proprietary positions, technical expertise, and customer service. Performance chemicals are sold to approximately 550 customers with one customer accounting for 12% of this category's 1993 revenues.

     Total sales of performance products increased $10,439,000, or 51%, from 1992 levels. This increase was due to increases in sales of fiber optic cable gels and encapsulants to the telecommunications industry. The acquisition of a complimentary fiber optic gel business in March 1993 contributed $8,900,000 in increased revenues. The encapsulant sales were up 8% over 1992 due to penetration into international markets.

     Performance chemical sales will continue to increase in 1994 as fiber optic gel products grow with increased use of fiber optic cables.

     Coatings. The Company manufactures and sells products that are used as intermediates or performance-enhancing additives in the manufacture of paints and other coatings. The Company's coatings products compete based on a variety of factors including price, performance and technical support, depending on the particular market involved. These products are sold to approximately 300 customers. One customer accounted for 7% of 1993 revenues in this category.

     Sales of coatings products declined $1,643,000, or 9%, from 1992. The major part of the decline, $1,600,000, was attributable to a tolling agreement for biocides products that ended in May 1993. Although overall revenues in the coatings category are not expected to increase, 1994 results will depend on the economic trends in both the housing and automotive markets.

RAW MATERIALS

     The Company uses significant amounts of castor oil in the manufacture of a number of its products and, under advantageous market conditions, sells it in bulk quantities as simple castor oil derivatives.

     The Company believes it is one of the largest purchasers of castor oil in the United States and, currently, the only buyer which has the ability to take delivery and store a large quantity of castor oil (up to 23 million pounds) on site.

     Castor oil, which is not produced in the United States, is an agricultural product whose market price is affected by natural factors relating to the castor bean crop from which the oil is produced. Castor oil is produced commercially in a few foreign countries with Brazil, India and China being the largest producers. The Company obtains its castor oil from several suppliers and negotiates castor oil purchases directly with principals of those organizations or their selling agents. The Company has been able to obtain adequate supplies of castor oil at acceptable prices in the past and expects to be able to do so in the future.

     Pyridine is produced by the Company using an efficient, cost-competitive process through the high temperature reaction of acetaldehyde, formalin and ammonia. Acetaldehyde's feedstock is ethylene, which is produced from natural gas liquids or crude oil. Ethylene is readily available although its price is often affected by the price of crude oil. Acetaldehyde is readily available from two suppliers in the United States and several international sources at competitive prices. Formalin's feedstock is methanol, which is also used by the petro-chemical industry in the manufacture of methyl-tert-butyl-ether (MTBE). The production of and demand for MTBE is expected to increase rapidly over the next few years in connection with its use as a gasoline additive. Although that is not expected to have an effect upon the availability of formalin, it may have an unfavorable effect upon its pricing. Ammonia has been widely available in the past and the Company believes that it will continue to be so in the future.

     The Company uses a wide array of other raw materials, in addition to those previously described, in the conduct of its business, all of which are in adequate supply and most of which are available from multiple suppliers.

RESEARCH AND DEVELOPMENT

     The Company's research and development program is designed to increase the Company's competitiveness through improving its manufacturing technology and developing new product applications for that technology. The goal is to improve the Company's manufacturing processes to reduce costs, improve quality and increase capacity and to identify market opportunities which are large enough to warrant a significant and sustained technical effort, but not so large that success would result in direct competition from organizations with far greater resources than those possessed by the Company. Research and development activities are carried on at most of the Company's manufacturing facilities. Fifty employees are involved directly in research and development activities.

     The Company spent approximately $5,800,000, $4,000,000 and $3,300,000 in 1993, 1992 and 1991, respectively, on research and development.

PATENTS AND TRADEMARKS

     The Company has patent protection in many of its product areas, especially in telecommunications encapsulants, biomedical sealants, coatings additives, pyridine process technology and its emerging hydrogel business. The Company also has know-how in many of its manufacturing processes and techniques not generally known to other chemical companies, particularly urethanes, castor oil derivatives, pyridine, alkenyl succinic anhydrides, organo-mercuric compounds, aromatic nitration, sulfonation, resolution of drugs in intermediates, and high pressure reactions.

     The Company currently owns approximately 45 United States patents which have varying durations and which cover selected items in each of the Company's major product areas. The Company also owns the foreign equivalent of many of its United States patents. In addition, the Company has applied for patents for various concepts and is in the process of preparing patent applications for other concepts. Although some of the Company's patents will expire over the next five years, the expirations are not expected to have a materially adverse effect on the Company.

     The Company has trademarks registered in the United States and a number of foreign countries for use in connection with the Company's products and business. The Company believes that many of its trademarks are generally recognized in its industry, particularly the cosmetic product related Wickenol(R) and Waxenol(R) trademarks.

ENVIRONMENTAL AND SAFETY REGULATIONS AND PROCEEDINGS

     General: Production of certain of the Company's chemicals involves the use, storage and transportation of toxic and hazardous materials. The Company's operations are subject to extensive federal, state and local laws and regulations relating to the storage, handling, emission, transportation and discharge of materials into the environment and the maintenance of safe conditions in the work place. The Company maintains environmental and industrial safety and health compliance programs at its plants, and believes that its manufacturing operations are in general compliance with all applicable safety, health and environmental laws.

     The Company's acquisitions of Cosan Chemical Corporation (Cosan), Nepera, Inc. (Nepera), Heico Chemicals, Inc. (Heico), The Humphrey Chemical Company, Inc. (Humphrey), Salsbury Chemicals, Inc. (Salsbury), Zeeland Chemicals, Inc. (Zeeland) and Seal Sands Chemicals, Ltd. (Seal Sands) were made subject to known environmental conditions. Also, risks of substantial costs and liabilities are inherent in certain plant operations and certain products produced at the Company's plants, as they are with other companies engaged in the chemical business, and there can be no assurance that significant costs and liabilities will not be incurred. Additionally, prevailing legislation tends to hold chemical companies primarily responsible for the proper disposal of their chemical wastes even after transferral to third party waste disposal facilities. Moreover, other future developments, such as increasingly strict environmental, safety and health laws and regulations, and enforcement policies thereunder, could result in substantial costs and liabilities to the Company and could subject the Company's handling, manufacture, use, reuse, or disposal of substances or pollutants at its plants to more rigorous scrutiny than at present. Although the Company has no direct operations and conducts its business through subsidiaries, certain legal principles that provide the basis for the assertion against a parent company of liability for the actions of its subsidiaries may support the direct assertion against the Company of environmental liabilities of its subsidiaries.

     Known environmental matters which may result in liabilities to the Company are summarized in Note #18 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

     Present and Future Environmental Expenditures: The Company's policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations, and believes it is in general compliance with such requirements and has adequate professional staff and systems in place to remain in compliance. In some cases, compliance can only be achieved by capital expenditures, and the Company made capital expenditures of approximately $1,700,000 in 1993, $1,300,000 in 1992, and $3,300,000 in 1991 for environmental projects and has budgeted $5,100,000 in 1994 for such projects. The Company anticipates that capital requirements will increase in subsequent years as a result of the Clean Air Act Amendments and other pending environmental laws. Additionally, as the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related expenditures will probably increase. The Company considers costs for environmental compliance to be a normal cost of doing business, and includes such costs in pricing decisions.

EMPLOYEES

     At December 31, 1993 the Company had 791 employees (414 of whom were salaried and 377 of whom were hourly) employed as follows:

        Sales, marketing, finance & administration.............................   171
        Research and development...............................................    50
        Manufacturing..........................................................   570
                                                                                 ----
                  Total........................................................   791

     All hourly plant employees at the Bayonne, New Jersey facility are represented by Local 8-406 of the Oil, Chemical and Atomic Workers International Union under a contract expiring September 17, 1994; the hourly plant employees at the Carlstadt, New Jersey plant are represented by the Amalgamated Industrial Union of East Orange, New Jersey under a contract expiring November 30, 1994; and the hourly plant employees at the Harriman, New York facility are represented by Local 810 of the International Brotherhood of Teamsters under a contract expiring June 30, 1995. The Company believes its labor relations are satisfactory.

EXPORT SALES

     The Company exports numerous products to various areas, principally Western Europe, Asia and Latin America. Export sales in 1993, 1992 and 1991 amounted to $37,300,000, $44,500,000 and $37,400,000, respectively.

ITEM 2  PROPERTIES.

     The Company's manufacturing facilities are located on an eight acre tract in Bayonne, New Jersey, a three acre tract in Carlstadt, New Jersey, a twenty-nine acre tract in Harriman, New York, a twelve acre tract in Delaware Water Gap, Pennsylvania, a four acre tract in North Haven, Connecticut, a fifty-seven acre tract in Charles City, Iowa, and a fourteen acre tract in Zeeland, Michigan. In addition, the Company owns thirty-one acres of undeveloped land adjacent to the North Haven facility, 103 acres of undeveloped land adjacent to the Harriman facility, and sixty-six acres of undeveloped land adjacent to the Zeeland facility. The Company believes its facilities to be in good condition, well maintained and adequate for its current needs.

     Set forth below is information relating to the places of manufacture of the Company's products:

                                                                   MANUFACTURING
                        PRODUCT AREA                                  FACILITY
    -----------------------------------------------------  ------------------------------
    Health and pharmaceuticals...........................  Bayonne, NJ
                                                           Charles City, IA
                                                           Delaware Water Gap, PA
                                                           Harriman, NY
                                                           North Haven, CT
                                                           Zeeland, MI
    Agricultural intermediates and additives.............  Charles City, IA
                                                           Delaware Water Gap, PA
                                                           Harriman, NY
    Specialty and fine chemicals.........................  Bayonne, NJ
                                                           Charles City, IA
                                                           Delaware Water Gap, PA
                                                           Harriman, NY
                                                           North Haven, CT
                                                           Zeeland, MI
    Performance chemicals................................  Bayonne, NJ
                                                           Carlstadt, NJ
    Coatings.............................................  Bayonne, NJ
                                                           Carlstadt, NJ
                                                           Delaware Water Gap, PA

ITEM 3  LEGAL PROCEEDINGS.

     See "Environmental and Safety Regulations and Proceedings" under Item 1 hereof with respect to various proceedings involving the Company in connection with environmental matters. There are no other material legal proceedings affecting the Company.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

     The following table lists the executive officers of the Company and the chief operating officers of the Company's operating subsidiaries:

             NAME              AGE                      OFFICE(1)
- ------------------------------ ---- -------------------------------------------------
Cyril C. Baldwin, Jr..........  66  Chairman of the Board and Chief Executive Officer
James A. Mack.................  56  President and Chief Operating Officer
Peter Tracey..................  52  Vice President -- Finance, Chief Financial
                                    Officer
Peter E. Thauer...............  54  Vice President -- Legal & Environment, General
                                    Counsel & Corporate Secretary
Steven M. Klosk...............  36  Vice President -- Administration
Burton M. Rein................  55  Senior Vice President
Albert L. Eilender............  50  President and Chief Operating Officer -- CasChem,
                                    Inc. and Cosan Chemical Corporation
Roger H. Noack................  47  President and Chief Operating Officer -- Nepera,
                                    Inc.
Russell C. Smith..............  52  Vice President, General Manager of Salsbury
                                    Chemicals, Inc.
Alan W. Thornton..............  48  General Manager of Zeeland Chemicals, Inc.
Karl A. Behrend...............  35  General Manager of Heico and Humphrey Chemical
                                    Companies

- ---------------

(1)  Unless otherwise indicated, positions shown are with the Company.

     The Company's executive officers are elected by the Board of Directors and serve at the Board's discretion.

     Mr. Baldwin, who was elected Chairman of the Board in July 1991, has been Chief Executive Officer and a director of the Company since it began business in December 1981.

     Mr. Mack was appointed President and Chief Operating Officer and a director of the Company in February 1990. For five years prior thereto he was Vice President in charge of the performance chemicals businesses worldwide of Olin Corporation, a manufacturer of chemical products, metal products, and ammunition and defense-related products.

     Mr. Tracey joined the Company in November 1990 as Vice President and Chief Financial Officer. For three years prior to joining Cambrex, he was Vice President -- Finance and Chief Financial Officer for Joyce International Inc., a manufacturer of office products. From 1986 to 1987, he was Vice
President -- Finance and Chief Financial Officer for Robotic Vision Systems, Inc., a manufacturer of industrial automation systems. Prior to 1986, Mr. Tracey was a principal in the firm of Sirius Management Consultants.

     Mr. Thauer was appointed Vice President, Legal & Environment in December 1992, and General Counsel and Corporate Secretary in August 1989. Prior to joining Cambrex, he was Counsel to the business and finance group of the firm of Crummy, Del Deo, Dolan, Griffinger and Vecchione since 1987. From 1971 to 1987, Mr. Thauer has held various positions with Avon Products, Inc. including U. S. Legal Department Head and Corporate Assistant Secretary.

     Mr. Klosk joined the Company in October 1992 as Vice President, Administration. Prior to joining Cambrex, he was Vice President, Administration and Corporate Secretary for the Genlyte Group, Inc., a lighting fixture manufacturer, since February 1988. From 1985 to January 1988, he was Vice President, Administration for Lightolier, Inc., a subsidiary of the Genlyte Group, Inc.

     Dr. Rein was appointed Senior Vice President in April 1993. He joined the Company in June 1991 as President of Cambrex Fine Chemicals Group. For more than five years prior thereto, he was Director of Commercial Planning for W. R. Grace & Company.

     Mr. Eilender, who was employed by the Company's Cosan Chemical Corporation subsidiary when it was acquired by the Company in October 1985, joined the Company as a result of the acquisition. For more than three years prior to October 1985 he held various executive positions with Cosan including Vice President, Research and Development and Executive Vice President. He was President of Cosan from October 1986 until July 1989 at which time he was appointed to the additional position of President of CasChem, Inc.

     Mr. Noack joined the Company in December 1991 as President and Chief Operating Officer of Nepera, Inc. For more than five years prior thereto he held various positions with Hexcel Corporation, a leading producer of technologically advanced structural products and resins and chemical products, including General Manager of the Chemical Products Division.

     Mr. Smith was appointed Vice President, General Manager of Salsbury Chemicals, Inc. upon the Company's acquisition of the Salsbury facility. Prior to the acquisition, Mr. Smith had many years of service with Solvay Animal Health, Inc. starting in 1968 as Chemical Engineer through his appointment as Director, Chemical Operations in 1982.

     Mr. Thornton joined the Company as General Manager of Zeeland Chemicals, Inc. in April 1992. In his previous association with Hexcel Corporation, Zeeland, he held the positions of Sales/Marketing Manager and Plant Manager. Mr. Thornton also has extensive manufacturing management associations with M&T Chemicals, Inc. and Hercules, Inc.

     Mr. Behrend joined the Company in 1988 as Manager, Business Analysis. In July 1991, he was promoted to Director, Operations of Fine Chemicals Group with overall responsibility for Fine Chemical plant operations at Heico, Humphrey and Salsbury. In June 1993, Mr. Behrend was appointed to his current position as General Manager of Heico and Humphrey. Prior to joining Cambrex, Mr. Behrend was associated with Colgate Palmolive in Traffic Management and has also been a Portfolio Specialist, handling municipal and government securities.

                                    PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Since November 15, 1990, the Company's Common Stock, $.10 par value, has been traded on the American Stock Exchange (AMEX) under the symbol CBM. The Common Stock previously had been quoted on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System. The following table sets forth the high and low market prices of the Common Stock for the indicated periods as reported by AMEX:

                                                                        HIGH     LOW
                                                                        -----   -----
        1993
        First Quarter.................................................  $20 1/4 $16 3/4
        Second Quarter................................................   19 7/8  18 3/4
        Third Quarter.................................................   21 1/4  19 1/4
        Fourth Quarter................................................   20 1/4  19 1/8

                                                                        HIGH     LOW
                                                                        -----   -----
        1992
        First Quarter.................................................  $11 7/8 $8 3/8
        Second Quarter................................................   13 1/4  10 5/8
        Third Quarter.................................................   15 7/8  11 1/4
        Fourth Quarter................................................   18 3/8  14 1/8

     (b) As of March 14, 1994, the Company estimates that there were approximately 1,800 beneficial holders of the outstanding Common Stock of the Company.

     (c) Since the fourth quarter of 1989, Cambrex has paid a regular $.05 per share quarterly dividend on the Common Stock.

ITEM 6  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data of the Company for each of the years in the seven-year period ended December 31, 1993 are derived from audited financial statements. The consolidated financial statements of the Company as of December 31, 1993 and December 31, 1992 and for each of the years in the three year period ended December 31, 1993 and the accountants' reports thereon are included elsewhere in this annual report. The data presented below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                        YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------------------------------
                                              1993      1992(1)     1991(2)       1990      1989(3)       1988        1987
                                            --------    --------    --------    --------    --------    --------    --------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
INCOME DATA:
  Net revenues............................  $197,203    $179,452    $144,500    $133,628    $131,036    $120,297    $107,877
  Gross profit............................    51,778      46,036      26,326      28,730      28,922      31,272      29,877
  Selling, general and administrative.....    29,286      28,201      22,743      20,828      18,568      15,469      13,679
  Research and development................     5,843       4,046       3,279       3,496       3,835       3,118       2,951
  Restructuring charge....................        --          --          --       9,427          --          --          --
  Operating profit (loss).................    16,649      13,789         304      (5,021)      6,519      12,685      13,247
  Interest expense (income), net..........     2,771       2,437       2,532       2,115       1,036        (153)      2,580
  Other expense (income)..................       446       1,054      (2,280)        186         423       1,210         (40)
  (Gain) on sale of assets, net...........        --          --          --      (3,070)         --          --          --
  Income (loss) from continuing
    operations:
    Before income taxes...................    13,412      10,298          52      (4,252)      5,060      11,628      10,708
    After income taxes....................     8,641       6,230          31      (5,075)      3,061       7,035       5,896
  (Loss) from discontinued operations.....        --          --          --          --          --          --        (402)
  Gain on sale of discontinued
    operations............................        --          --          --          --          --          --       2,462
  Net income (loss).......................     8,641       6,230          31      (5,075)      3,061       7,035       7,956
EARNINGS PER SHARE DATA:
  Earnings (loss) per common share and
    common share equivalents:
    Primary...............................  $   1.64    $   1.27    $   0.01    $  (1.05)   $   0.55    $   1.25    $   1.98
    Fully diluted.........................  $   1.60    $   1.23    $   0.01    $  (1.05)   $   0.54    $   1.24    $   1.89
  Weighted average shares outstanding:
    Primary...............................     5,282       4,888       4,704       4,818       5,630       5,611       3,899
    Fully diluted.........................     5,484       5,242       4,738       4,818       5,900       5,877       4,199
DIVIDENDS PER COMMON SHARE................  $   0.20    $   0.20    $   0.20    $   0.20    $   0.05          --          --
BALANCE SHEET DATA: (at end of period)
  Working capital.........................  $ 38,497    $ 35,852    $ 31,359    $ 39,408    $ 46,833    $ 44,413    $ 38,816
  Total assets............................   166,845     148,406     111,603     110,149     128,611     112,020     101,928
  Long-term obligations...................    36,261      39,808      19,021      18,490      22,165       6,024       7,106
  Total stockholders' equity..............    87,569      75,177      68,717      69,204      86,971      83,754      76,558

- ---------------

(1) Includes the results of a business acquired from March 31, 1992, the date of acquisition, through December 31, 1992.

(2) Includes the results of a business acquired from July 1, 1991, the date of acquisition, through December 31, 1991.

(3) Includes the results of two businesses from their respective dates of acquisition, June 5, 1989 and July 18, 1989, through December 31, 1989.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Selected Financial Data as a percentage of net revenues.

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1993      1992      1991
                                                                  -----     -----     -----
    Net revenues................................................  100.0%    100.0%    100.0%
    Gross profit................................................   26.3      25.7      18.2
    Selling, general and administrative.........................   14.9      15.7      15.7
    Research and development....................................    3.0       2.3       2.3
    Operating profit............................................    8.4       7.7       0.2
    Interest expense............................................    1.4       1.4       1.8
    Other expense (income)......................................    0.2       0.6      (1.6)
    Net income..................................................    4.4       3.5       0.0

     The Company's product mix has changed substantially over the periods indicated, principally as a result of acquisitions. The following tables show the contributions to gross revenues of the Company's five product groups.

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1993         1992         1991
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    REVENUES
    Health and pharmaceuticals.........................  $ 55,550     $ 59,167     $ 38,384
    Agricultural intermediates and additives...........    51,153       49,120       35,898
    Specialty and fine chemicals.......................    48,841       37,623       27,885
    Performance chemicals..............................    30,880       20,441       21,024
    Coatings...........................................    16,884       18,527       27,104
                                                         --------     --------     --------
      Total gross revenues.............................  $203,308     $184,878     $150,295
                                                         --------     --------     --------
                                                         --------     --------     --------
      Total net revenues...............................  $197,203     $179,452     $144,500
                                                         --------     --------     --------
                                                         --------     --------     --------
      Total gross profit...............................  $ 51,778     $ 46,036     $ 26,326
                                                         --------     --------     --------
                                                         --------     --------     --------

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1993      1992      1991
                                                                  -----     -----     -----
    GROSS REVENUES DISTRIBUTION
    Health and pharmaceuticals..................................   27.3%     32.0%     25.5%
    Agricultural intermediates and additives....................   25.2      26.6      23.9
    Specialty and fine chemicals................................   24.0      20.3      18.6
    Performance chemicals.......................................   15.2      11.1      14.0
    Coatings....................................................    8.3      10.0      18.0
                                                                  -----     -----     -----
                                                                  100.0%    100.0%    100.0%
                                                                  -----     -----     -----
                                                                  -----     -----     -----

     In 1992, certain customers within specific product categories were changed to conform to classifications which the Company feels will better reflect the end use of its products. The 1991 revenues have been reclassified to conform to the 1992 presentation.

1993 COMPARED TO 1992

     Net revenues in 1993 increased $17,751,000 (9.9%) over 1992 as a result of including a full year of Zeeland sales, the increased performance chemicals business due to the acquisition of a fiber optic gel business, and increased feed additive sales. The health and pharmaceuticals business declined in 1993.

     Health and Pharmaceuticals' revenues decreased $3,617,000 (6.1%) from 1992. The full year effect of the acquisition of Zeeland in March 1992 added $3,215,000 to this sales category. This category's performance was affected by decreases in the shipments of bulk pharmaceuticals from unusually high levels in 1992, and from reduced shipments of niacinamide (Vitamin B3) intermediates to the Asia-Pacific region due to economic problems and increased competition.

     Revenues from Agricultural Intermediates and Additives increased by $2,033,000 (4.1%) over 1992. The increase was due to higher sales of organo-arsenical feed additives to the poultry industry and to increased shipments of a pyridine compound to a major herbicide producer. This category was negatively affected by the end of a contract for a herbicide intermediate in the fourth quarter 1992, and a decrease in export sales of pyridine derivatives.

     Sales from Specialty and Fine Chemicals' increased by $11,218,000 (29.8%). This increase included the effect of Zeeland for a full year of $5,957,000. Increases in this category included photographic chemicals, specialty additives, organic intermediates, specialty catalysts and custom manufactured products. The most significant improvement in this category was due to the expansion in production capabilities of a polymer used in instamatic film.

     Performance Chemicals' sales increased $10,439,000 (51.1%) from 1992 due to increases in fiber optic cable gels and encapsulants to the telecommunications industry. The acquisition of a complimentary fiber optic gel business in March 1993 contributed $8,900,000 in increased revenues. The encapsulant sales were 8% above 1992 primarily due to penetration of international markets.

     Coatings revenues decreased $1,643,000 (8.9%) from 1992 primarily due to a tolling agreement for paint additives and corrosion inhibitors that ended in May 1993. Sales of castor oil derivatives were at the same level as 1992.

     Export and international sales decreased by $7,200,000, or 16.2%. Exports were 18.3% of gross revenues in 1993 versus 24.1% in 1992 due to lower export sales caused by poor economic conditions in Europe and payment problems in the Asia-Pacific region.

     Total gross profit of $51,778,000 increased by $5,742,000, or 12.5%, from 1992. The gross profit as a percent of net revenues improved from 25.7% in 1992 to 26.3% in 1993. The increased gross profit was due to an improvement in sales mix and the continued effort to improve manufacturing costs and production processes.

     Selling, general and administrative expenses as a percentage of net revenues was 14.9% in 1993, down from 15.7% in 1992. The 1993 expense of $29,286,000 was $1,085,000 (3.8%) above 1992, due to the full year effect of the Zeeland acquisition and the costs of establishing a sales office in Hong Kong. Bonus payments to employees declined by 40% to $1,700,000 in 1993 based on a formula using year-to-year changes in net income and return on investment achieved.

     Periodically, the Company conducts a comprehensive review of its environmental and litigation issues, prepares estimates of the range of potential costs of each issue wherever possible, and adjusts the accruals for environmental contingencies as circumstances warrant. An environmental provision of $1,029,000 was recorded in 1993 attributable to activity in a number of pending environmental matters. The current year provision was less than the $1,747,000 which was recorded in 1992. A discussion of those matters is included in the footnotes to the financial statements.

     Research and development expenses of $5,843,000 were 3.0% of net revenues in 1993, and represented a 44.4% increase over 1992. The increase of $1,797,000 in 1993 was largely due to the commitment to develop new products and processes to ensure future growth in profitability. This commitment will continue in the future.

     The operating profit in 1993 increased 20.7% to $16,649,000 from $13,789,000 in 1992. The increased operating profits were due to increased sales and gross margin, partially offset by the increases in research and development spending.

     Net interest expense of $2,771,000 in 1993 reflected an increase of $334,000 from 1992. The increase was due to higher borrowings in order to finance acquisition activity and the capital program.

     Other expense in 1993 was $466,000 compared with other expense of $1,054,000 in 1992. The decrease was due to a 1992 provision of $553,000 for the write-off of a receivable.

     The provision for income taxes for 1993 was based on an effective rate of 35.6% versus 39.5% in 1992. The rate decreased due to the realization of the benefit of tax planning strategies.

     The Company's net income increased 38.7% to $8,641,000 compared with a net income of $6,230,000 in 1992.

1992 COMPARED TO 1991

     Net revenues in 1992 increased $34,952,000 (24.2%) as a result of the acquisition of Zeeland in March 1992, increased revenues from the Salsbury 1991 acquisition included for a full year, and price increases. The increased revenues were partially offset by declines in coatings business volume.

     Health and Pharmaceuticals' revenues increased $20,783,000 (54.1%) over 1991. The acquisition of Zeeland added $11,264,000 to this sales category with sales of intermediates for cough and cold preparations and pharmaceuticals, a reagent in the manufacture of antibiotics for respiratory infections, and a food additive for soft drinks. The full year effect of Salsbury added $9,404,000 to sales.

     Revenues from Agricultural Intermediates and Additives increased by $13,222,000 (36.8%) over 1991. The Salsbury acquisition, which occurred in July 1991, contributed $7,605,000 of the increased sales. Another factor in the increased sales was the renewal of a contract (which had been terminated in 1990) for the manufacture of a herbicide intermediate by our facility in Delaware Water Gap, Pennsylvania. This contract was completed in November 1992. The sales of feed grade Vitamin B3 also increased both in terms of volume and in price.

     Sales from Specialty and Fine Chemicals' increased by $9,738,000 (34.9%) mainly due to the Zeeland acquisition which contributed $11,482,000 to this total. The major Zeeland products include products for the photographic industry, catalysts, organic intermediates and specialty additives.

     Performance Chemicals' sales decreased $583,000 (2.8%) from prior year. Sales of encapsulant products declined approximately 3% from 1991 reflecting a continued decline in the use of copper cables in the telecommunications sector, but rebuilding after Hurricane Andrew in Florida and Louisiana helped to reduce the decline. Pricing of encapsulants, however, was slightly better than in 1991.

     Coatings revenues decreased $8,577,000 (31.6%) from 1991 due to the withdrawal of rheological additive products and mercury biocides in 1991. Castor oil based products sold in this category increased due to sales to the construction and automotive industries.

     Export and international sales increased by $7,110,000, or 19.0%. Exports were 24.1% of gross revenues in 1992 versus 24.9% in 1991 due to lower export percentages from Zeeland and Salsbury than the overall Cambrex average. The increased export activity was attributable to Zeeland, which exported $4,500,000 in 1992 (mostly to Europe), and higher pyridine derivative sales to the Far East and Europe.

     Total gross profit of $46,036,000 increased by $19,710,000, or 74.9%, from the 1991 level. The gross profit as a percent of net revenues improved from 18.2% in 1991 to 25.7% in 1992. The improved gross profit was due to the increased sales of higher margin products, lower cost of major raw materials, and a $4,000,000 charge in 1991 for obsolete and off-specification inventories and the related waste disposal costs for products manufactured at the Bayonne, New Jersey facility.

     Selling, general and administrative expenses as a percentage of net revenues was 15.7% in 1992, consistent with 1991. The 1992 expense of $28,201,000 was $5,458,000 above 1991, due to the addition of Salsbury and Zeeland, and the cost of bonus payments to management and to other employees in 1992 of $2,800,000.

     Periodically, the Company conducts a comprehensive review of its environmental and litigation issues, prepares estimates of the range of potential costs of each issue, where it can be estimated, and adjusts the accruals for environmental contingencies as circumstances warrant. An environmental provision of $1,747,000 was recorded in 1992 attributable to activity in a number of pending environmental matters. A discussion of those matters is included in the footnotes to the financial statements. The current year provision compares favorably with that of the prior year which included a $2,538,000 provision related to estimated remediation costs for a particular site.

     Research and development expenses of $4,046,000 were 2.3% of net revenues in 1992, and represent the same percentage as 1991. The increase of $767,000 in 1992 was largely due to the Zeeland acquisition and a full year of operations at Salsbury. Spending by all our other businesses was comparable to 1991 levels.

     Operating profit in 1992 was $13,789,000 compared to $304,000 in 1991. The increased operating profit was due to the improved gross profit, partially offset by higher selling, general and administrative expenses and research and development expenses.

     Net interest expense of $2,437,000 in 1992 reflected a decrease by $94,000 from 1991. The lower average interest rate, based on better terms in the credit agreement negotiated in February 1992 and lower market rates, offset higher average loan balances in 1992, relating to acquisition activities.

     Other expense in 1992 was $1,054,000 compared with other income of $2,279,000 in 1991. The key item in 1992 was a $553,000 provision for the potential write-off of an other receivable related to a product previously manufactured by Cambrex for a specific customer in prior years. The 1991 other income consisted primarily of $2,758,000 which represented the elimination of the remaining balance of a $3,400,000 accrual previously established in connection with the sale of certain product lines in 1990.

     In 1992, the Company reported net income of $6,230,000 compared with a net income of $31,000 in 1991.

1991 COMPARED TO 1990

     Net revenues in 1991 increased $10,872,000 (8.1%) attributable to the acquisition of Salsbury Chemicals, Inc. (Salsbury) in July 1991. Excluding the acquisition, net revenues were unchanged from 1990's level, with increased selling prices offsetting declines in volume.

     Health and Pharmaceuticals' revenues increased by $9,240,000 (31.7%) over 1990. Excluding the contribution of Salsbury, revenues increased 12.9% attributable to higher sales volumes of 3-cyanopyridine for the production of Vitamin B3 and increased sales of castor oil based intermediates to the cosmetics market. During the year, increased production capacity for the conversion of 3-cyanopyridine to niacinamide (Vitamin B3) were brought on line.

     Revenues from Agricultural Intermediates and Additives increased by $2,791,000 (8.4%) over 1990, primarily due to the inclusion of Salsbury. Without the benefit of Salsbury, gross revenues decreased by 5.1%. The decrease was due to reduced revenues from a herbicide intermediate at the Company's Delaware Water Gap, Pennsylvania facility due to the completion of a contract, and to reduced 2-cyanopyridine for a herbicide due to excess customer inventory.

     Specialty and Fine Chemicals' revenues increased by $4,732,000, or 20.4%, mainly as a result of the acquisition. Otherwise, sales of these products increased by 0.8% from last year. Declines in sales volumes of castor oil products, affected by the higher cost of castor oil, were offset by increased sales volumes of pyridine products.

     In Performance Chemicals, domestic sales of encapsulant products declined approximately 20% from 1990 reflecting continued decline in market size, major customers' reducing inventories and a period of lowered construction budgets. Increases in sales of fiber optic gel and biomedical products, which have been introduced in recent years, maintained sales in this category at 1990's level.

     Revenues from Coatings decreased by $4,905,000 (15.3%) from 1990 due to poor economic conditions in the housing and automotive markets and the Company's decision to de-emphasize low margin, cyclical products that constitute much of this group. Coatings revenues were negatively impacted by the sale of the Company's organic biocides business to Huls America Inc., (Huls) in February 1990, the withdrawal of phenyl-mercuric acetate (PMA), a biocidal agent for paints, and the expiration of a major contract on November 30, 1991 for the manufacture of rheological additives products. Revenues under this contract accounted for approximately 5% of total gross revenues in 1991 and the prior fiscal year.

     Export and international sales increased by 41.2%. Exports were 24.9% of gross revenues in 1991 versus 19.2% in 1990. Higher sales volumes of 3-cyanopyridine and piperidine to the Far East were responsible for the increase.

     Total gross profit of $26,326,000 declined by $2,404,000, or 8.4%, from the 1990 level. Gross profit benefited from the lower cost of a key raw material, acetaldehyde, as well as increased revenues as discussed above; however, offsetting the benefits were the reduced margins on castor oil products due to higher cost. In 1991, the Company included in its cost of sales an expense of $4,000,000 for certain obsolete and off-specification inventories and related waste disposal costs for products manufactured at its Bayonne, New Jersey facility. In an effort to reduce the number of products it manufactures and markets, the Company obsoleted certain slower moving and excess inventories. The Company also reevaluated its off-specification inventory and determined that although the material could be reprocessed, the cost of reworking it was not justified.

     Selling, general and administrative expenses as a percentage of net revenues increased from 15.6% in 1990 to 15.7% in 1991. Reductions achieved through strict cost controls, including personnel reductions and the benefits of restructuring, were offset by increased environmental expenses.

     Environmental expenses relating to administrative and judicial proceedings as well as site remediation of $3,190,000 were 2.2% of revenues in 1991. There were no comparable expenses in the prior year. Such expenses in 1991 were comprised primarily of a $2,538,000 provision related to the Company's estimated share of the cost of remediation of a site in Hamptonburgh, New York. A discussion of this matter is included in the footnotes to the financial statements.

     Research and development expenses of $3,279,000 were 2.3% of net revenues in 1991, a decrease of 6.2% attributable to personnel reductions effected during the year. The Company continues to maintain its commitment to allocate significant resources to product and process development.

     In 1991, operating profit was $304,000 as compared to an operating loss of $5,021,000 in 1990. In 1990, a one-time, pretax restructuring charge of $9,427,000 was recorded. The restructuring charge included the write-down of certain tangible and intangible assets and inventories and a reserve for personnel severance costs relating to the discontinuance of non-performing products and product lines.

     Net interest expense of $2,532,000 in 1991 increased by $417,000 largely as a result of bank borrowings to finance the acquisition of Salsbury in July 1991.

     Other income in 1991 was $2,279,000 compared with other expense of $186,000 in 1990. In 1990, coincident with the sale of certain technology and product lines to Huls, the Company set up a provision against the proceeds from the sale to provide a reserve for costs that were deemed probable to be incurred as a direct result of the sale. During the fourth quarter of 1991, management determined that no additional costs would be incurred and, therefore, reversed the remaining balance of $2,758,000 to other income.

     In 1991, the Company reported net income of $31,000 compared with a net loss of $5,075,000 in 1990.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow from operations was $16,390,000 in 1993 compared to $24,022,000 in 1992 and $13,811,000 in 1991. The reduced cash flow in 1993 as compared to 1992 was due to changes in inventory levels and accrued liabilities. The inventory levels of various finished goods increased in 1993 due to lower sales orders in the fourth quarter. Increases in accounts payable and accrued liabilities in 1993 were not as substantial as the levels of increase from 1991 to 1992. Management decided to increase accruals significantly in 1992 to reflect various potential liabilities based on business decisions made in the fourth quarter of the year. Such accruals were not necessary at the end of 1993, and many of the circumstances requiring the accruals in 1992 were resolved.

     Capital expenditures were $15,535,000 in 1993, $9,133,000 in 1992, and
$7,044,000 in 1991. The Company continued to upgrade all of the production facilities to meet marketing and regulatory requirements. Construction of support facilities, including office, warehouse and maintenance areas, were completed at the Salsbury plant in the first quarter and an expansion of one of the production facilities at the Zeeland plant was started in the fourth quarter of 1993. Depreciation of fixed assets was $10,735,000 in 1993, $9,349,000 in 1992, and $6,870,000 in 1991.

     An additional $5,886,000 was used to acquire the assets and technology of Viscosity Oil's fiber optic gel business.

     On September 15, 1993, the remaining holders of convertible 9% notes totalling $3,990,000 opted to convert to 257,397 shares of common stock at the conversion price of $15.50 per share. No gain or loss resulted from this transaction.

     On November 16, 1993, the Company bought out a lease assumed as a part of the purchase of the assets of Zeeland Chemicals in March 1992. This debt, with an interest rate of 10.2%, was replaced with the London Interbank Offering Rate (LIBOR) borrowings through the existing Revolving Bank Credit line at the rate of 4 3/8% as of December 31, 1993.

     On May 10, 1993 the Company amended the Revolving Credit and Term Loan Agreement (Credit Agreement) with NBD Bank, N.A., National Westminster NJ and United Jersey Bank. The new Credit Agreement provides for an additional revolving credit facility of $10,000,000, bringing the aggregate principal amount to $65,000,000, of which $28,311,000 was unused at year end. Management is of the opinion that these amounts are adequate for meeting the Company's capital requirements. The Credit Agreement permits the Company to choose between various interest rate options and to specify the portion of the borrowing to be covered by specific interest rate options. Under the Credit Agreement, the interest rate options available approximate (1) LIBOR plus no more than 1 1/2% or (2) the U.S. Prime Rate.

     During 1993, the Company paid cash dividends of $0.20 per share.

ENVIRONMENTAL

     The Company maintains environmental and industrial safety and health compliance programs at its plants, and believes that its manufacturing operations are in general compliance with all applicable safety, health and environmental laws.

     Through the activities of its predecessors and third parties in connection with the handling and disposal of hazardous and other wastes, the Company may become liable, irrespective of fault, for certain site remediation costs under federal and state environmental statutes. Descriptions of such environmentally related contingencies are presented in Note #18 to the financial statements and incorporated herein by reference.

     The resolution of such matters often spans several years and frequently involves regulatory oversight and/or adjudication. Additionally, many remediation requirements are not fixed and are likely to be affected by future technological, site and regulatory developments. Consequently, the ultimate extent of liabilities with respect to such matters as well as the timing of related cash disbursements cannot be determined with certainty. However, management is of the opinion that while the ultimate liability resulting from these matters may have a material effect upon the results of operations in any given year, they will not have a material adverse effect upon the Company's liquidity or financial position.

IMPACT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standard No. 106 "Employers' Accounting for Post Retirement Benefits Other than Pensions" (SFAS 106) requires the recognition of postretirement benefits, including health care benefits, on an accrual basis. The Company adopted SFAS 106 effective January 1, 1993 and amortizes the transition obligation of $1,853,000 over twenty years. The net effect upon 1993 pretax operating results, including the amortization of the transition obligation, resulted in a cost of $301,000. The Company has recently reviewed its health care benefit plans for retirees and does not anticipate significant increases in the annual expense related to SFAS 106.

     Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" (SFAS 109) requires the use of current statutory rates in the determination of deferred tax assets and liabilities. The Company adopted SFAS 109 effective January 1, 1993. The net effect upon 1993 income was immaterial. However, under SFAS 109, future changes in the statutory tax rate could have an impact upon net income of future periods.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

                                                                                  PAGE NUMBER
                                                                                (IN THIS REPORT)
                                                                                ----------------
Independent Accountants' Reports...............................................        20
Consolidated Balance Sheets as of December 31, 1993 and 1992...................        22
Consolidated Income Statements for the Years Ended December 31, 1993, 1992 and
  1991.........................................................................        23
Consolidated Statements of Stockholders' Equity for the Years Ended December
  31, 1993, 1992 and 1991......................................................        24
Consolidated Statements of Cash Flows for the Years Ended December 31, 1993,
  1992
  and 1991.....................................................................        25
Notes to Consolidated Financial Statements.....................................        26
Selected Quarterly Financial Data (unaudited) for the Years Ended December 31,
  1993 and 1992................................................................        42

     The financial statements and schedules are filed pursuant to Item 14 of this report.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Cambrex Corporation:

     We have audited the accompanying consolidated balance sheets of Cambrex Corporation and Subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of income, stockholders' equity and cash flows and the consolidated financial statement schedules for the years then ended, as listed in Item 14(a) of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambrex Corporation and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Notes 9 and 14 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes and changed its method of accounting for postretirement benefits other than pensions.

                                            COOPERS & LYBRAND

Parsippany, New Jersey
January 19, 1994,
except for Note 3,
the date of which is
January 31, 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Cambrex Corporation:

     We have audited the accompanying consolidated income statement, statements of stockholders' equity and cash flows of Cambrex Corporation and Subsidiaries for the year ended December 31, 1991, as listed in Item 14(a) of this Form 10-K. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 14(a) of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flow of Cambrex Corporation and Subsidiaries for the year ended December 31, 1991, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                            KPMG PEAT MARWICK

New York, New York
January 28, 1992

                      CAMBREX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1993           1992
                                                                       --------       --------
Current assets:
Cash.................................................................  $    161       $    564
  Receivables:
     Trade accounts, less allowance for doubtful accounts of $355 and
      $607 at respective dates.......................................    27,778         26,704
     Other...........................................................       237          1,082
                                                                       --------       --------
                                                                         28,015         27,786
  Inventories........................................................    33,730         28,158
  Deferred tax asset.................................................     1,315
  Other current assets...............................................     3,557          2,873
                                                                       --------       --------
          Total current assets.......................................    66,778         59,381
Property, plant and equipment, net...................................    89,784         82,501
Intangible assets, net...............................................     7,621          5,806
Other assets.........................................................     2,662            718
                                                                       --------       --------
          Total assets...............................................  $166,845       $148,406
                                                                       --------       --------
                                                                       --------       --------
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities...........................  $ 20,872       $ 19,316
  Income taxes payable...............................................     3,409          3,607
  Current portion of long-term debt..................................     4,000            606
                                                                       --------       --------
          Total current liabilities..................................    28,281         23,529
Long-term debt.......................................................    36,261         39,808
Deferred taxes.......................................................     5,986          3,304
Other noncurrent liabilities.........................................     8,748          6,588
                                                                       --------       --------
          Total liabilities..........................................    79,276         73,229
Commitments and contingencies
Stockholders' equity:
  Common Stock, $.10 par value; issued 6,014,681 and 5,705,734 shares
     at respective dates.............................................       601            571
  Additional paid-in capital.........................................    72,627         67,714
  Retained earnings..................................................    25,859         18,202
  Additional minimum pension liability...............................    (1,030)
  Treasury stock, at cost; 819,049 and 895,494 shares at respective
     dates...........................................................   (10,488)       (11,310)
                                                                       --------       --------
          Total stockholders' equity.................................    87,569         75,177
                                                                       --------       --------
          Total liabilities and stockholders' equity.................  $166,845       $148,406
                                                                       --------       --------
                                                                       --------       --------

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             --------     --------     --------
Net revenues...............................................  $197,203     $179,452     $144,500
Operating expenses:
  Cost of goods sold.......................................   145,425      133,416      118,174
  Selling, general and administrative......................    29,286       28,201       22,743
  Research and development.................................     5,843        4,046        3,279
                                                             --------     --------     --------
          Total operating expenses.........................   180,554      165,663      144,196
                                                             --------     --------     --------
Operating profit...........................................    16,649       13,789          304
Other (income) expenses
  Interest income..........................................       (41)         (26)        (125)
  Interest expense.........................................     2,812        2,463        2,657
  Other -- net.............................................       466        1,054       (2,280)
                                                             --------     --------     --------
Income before income taxes.................................    13,412       10,298           52
Provision for income taxes.................................     4,771        4,068           21
                                                             --------     --------     --------
Net income.................................................  $  8,641     $  6,230     $     31
                                                             --------     --------     --------
                                                             --------     --------     --------
Earnings per share of common stock and common stock
  equivalents:
  Primary..................................................  $   1.64     $   1.27     $   0.01
  Fully diluted............................................  $   1.60     $   1.23     $   0.01
Weighted average shares outstanding:
  Primary..................................................     5,282        4,888        4,704
  Fully diluted............................................     5,484        5,242        4,738

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                              COMMON STOCK           NONVOTING                               ADDITIONAL                   TOTAL
                         -----------------------       COMMON        ADD'L                    MINIMUM                     STOCK-
                          SHARES       PAR VALUE     STOCK (PAR     PAID-IN     RETAINED      PENSION       TREASURY     HOLDERS'
                          ISSUED        ($.10)         $.10)        CAPITAL     EARNINGS     LIABILITY       STOCK        EQUITY
                         ---------     ---------     ----------     -------     --------     ----------     --------     --------
Balance at December 31,
  1990.................  5,537,002       $ 554          $ 11        $67,002     $13,857                     $(12,220)    $69,204
  Net income...........                                                              31                                       31
  Cash dividends at
    $0.20 per share....                                                            (931 )                                   (931 )
  Exercise of stock
    options............      6,000           1                          28                                                    29
  Conversion of
    nonvoting common
    stock to common
    stock..............    113,182          11           (11)
  Shares issued under
    savings plan.......                                                             (35 )                        419         384
                         ---------     ---------       -----        -------     --------                    --------     --------
Balance at December 31,
  1991.................  5,656,184         566            --        67,030       12,922                      (11,801)     68,717
  Net income...........                                                           6,230                                    6,230
  Cash dividends at
    $0.20 per share....                                                            (950 )                                   (950 )
  Exercise of stock
    options............     49,550           5                         306                                                   311
  Shares issued under
    savings plan.......                                                378                                       749       1,127
  Purchase of treasury
    stock..............                                                                                         (258)       (258 )
                         ---------     ---------       -----        -------     --------                    --------     --------
Balance at December 31,
  1992.................  5,705,734         571            --        67,714       18,202                      (11,310)     75,177
  Net income...........                                                           8,641                                    8,641
  Cash dividends at
    $0.20 per share....                                                            (984 )                                   (984 )
  Exercise of stock
    options............     51,550           5                         334                                                   339
  Conversion of
    subordinated
    notes..............    257,397          25                       3,965                                                 3,990
  Additional minimum
    pension
    liability..........                                                                       $ (1,030)                   (1,030 )
  Shares issued under
    savings plan.......                                                614                                       822       1,436
                         ---------     ---------       -----        -------     --------     ----------     --------     --------
Balance at December 31,
  1993.................  6,014,681       $ 601          $ --        $72,627     $25,859       $ (1,030)     $(10,488)    $87,569
                         ---------     ---------       -----        -------     --------     ----------     --------     --------
                         ---------     ---------       -----        -------     --------     ----------     --------     --------

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             --------     --------     --------
Cash flows from operations:
  Net income...............................................  $  8,641     $  6,230     $     31
  Depreciation and amortization............................    11,779       10,323        7,855
  Provision for environmental contingencies................     1,029        1,747        3,190
  Reversal of accruals previously established in connection
     with the sale of certain businesses...................                              (2,758)
  Increase (decrease) in deferred taxes....................     1,112          (16)        (397)
  Changes in assets and liabilities:
     Receivables...........................................      (228)         862       (3,720)
     Inventories...........................................    (3,709)      (1,941)      11,095
     Other current assets..................................      (684)      (1,100)         132
     Accounts payable and accrued liabilities..............     1,016        6,666       (3,169)
     Income taxes payable..................................        57        1,757        1,390
     Other noncurrent assets and liabilities...............    (2,623)        (506)         162
                                                             --------     --------     --------
     Net cash provided from operations.....................    16,390       24,022       13,811
                                                             --------     --------     --------
Cash flows from investing activities:
  Capital expenditures.....................................   (15,535)      (9,133)      (7,044)
  Acquisition of businesses................................    (5,886)     (20,228)     (12,319)
                                                             --------     --------     --------
     Net cash (used in) investing activities...............   (21,421)     (29,361)     (19,363)
                                                             --------     --------     --------
Cash flows from financing activities:
  Dividends................................................      (984)        (950)        (931)
  Long-term debt activity (including current portion)
     Borrowings............................................    42,111       65,544       16,900
     Repayments............................................   (38,274)     (59,985)     (12,900)
  Proceeds from the issuance of common stock...............       339          311           28
  Proceeds from the sale of treasury stock.................     1,436        1,127          384
  Purchase of treasury stock...............................                   (257)
                                                             --------     --------     --------
     Net cash provided from financing activities...........     4,628        5,790        3,481
                                                             --------     --------     --------
Net (decrease) increase in cash............................      (403)         451       (2,071)
Cash at beginning of year..................................       564          113        2,184
                                                             --------     --------     --------
Cash at end of year........................................  $    161     $    564     $    113
                                                             --------     --------     --------
                                                             --------     --------     --------
Supplemental disclosure:
  Interest paid............................................  $  2,810     $  2,182     $  2,543
  Income taxes paid........................................  $  4,126     $  3,203     $     82
Noncash transactions:
  Conversion of subordinated notes to common stock.........  $  3,990
  Additional minimum pension liability recorded as a charge
     to stockholders' equity...............................  $  1,030

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(1) THE COMPANY

     Cambrex Corporation supplies a broad line of pharmaceutical related products, specialty chemicals, fine chemicals and commodity chemical intermediates to a diverse customer base for use in a wide variety of applications.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Cash Equivalents

     Temporary cash investments with a maturity of less than three months are considered cash equivalents.

  Financial Instruments

     Financial instruments consist principally of accounts receivable. Concentration of credit risk exists inasmuch as the Company sells its products to customers primarily in the chemical and pharmaceutical industries. However, receivables are spread among many customers and are geographically dispersed. No customer represents more than 10% of sales nor receivables.

  Inventories

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost, net of accumulated depreciation. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives for each applicable asset group as follows:

                Buildings and improvements.....................  15-20 years
                Machinery and equipment........................   7-10 years
                Furniture and fixtures.........................   3- 5 years

  Intangible Assets

     Intangible assets are recorded at cost and amortized on a straight-line basis as follows:

    Patents...........................................  Amortized over the remaining life of individual patents (average 5
                                                        years)
    Goodwill..........................................  40 years
    Product technology................................  5 to 17 years
    Non-compete agreements............................  5 years
    Trademarks and other..............................  1 to 40 years

  Income Taxes

     The Company files a consolidated Federal income tax return which includes all domestic subsidiaries.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities, and available tax credit carryforwards.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." Prior to that date, income taxes were accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 11.

  Earnings Per Common Share

     The calculation of primary earnings per common share is based on the weighted average number of common shares and common share equivalents outstanding during the applicable period. Fully diluted earnings per share assumes conversion of the outstanding convertible subordinated notes and the elimination of the related interest expense, net of tax.

(3) ACQUISITIONS AND DIVESTITURES

     (a) On January 31, 1994, the Company purchased substantially all of the assets of Hexcel Corporation's fine chemicals business located in Middlesbrough, England for approximately $9,500. On March 12, 1993, the Company purchased substantially all of the assets of Viscosity Oil's fiber optic gel business for $5,886. These transactions were accounted for as purchases and were financed with the Company's credit agreement. No goodwill resulted from these transactions.

     (b) On March 31, 1992, the Company purchased substantially all of the assets of the fine chemicals business of Hexcel Fine Chemicals, now known as Zeeland Chemicals, Inc. (Zeeland), for $20,251, and the assumption of certain liabilities consisting of a variable rate Industrial Development Revenue Bond in the principal amount of $4,150, and the remaining payments of a capital lease obligation with a net present value of $8,214. The transaction was accounted for as a purchase and was financed with the Company's credit agreement. No goodwill resulted from this transaction.

     On July 1, 1991, the Company purchased substantially all of the assets of the chemicals business of Solvay Animal Health, Inc., now known as Salsbury Chemicals, Inc. (Salsbury), for $12,299. The transaction was accounted for as a purchase and was financed by borrowings against the Company's credit agreement. No goodwill resulted from this transaction.

     Unaudited pro forma results as if both the Zeeland acquisition and the Salsbury acquisition had occurred at January 1 of each of 1992 and 1991 are presented below. The pro forma financial information is not necessarily indicative of results of operations that would have occurred had the combinations been in effect at the beginning of the periods nor of future results of operations of the combined companies.

                                                                          YEARS ENDED
                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1992         1991
                                                                     --------     --------
      Net revenues.................................................  $186,569     $183,129
      Net income (loss)............................................  $  6,598     $   (797)
      Earnings (loss) per share
        Primary....................................................  $   1.35     $  (0.17)
        Fully diluted..............................................  $   1.30     $  (0.17)

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     Assets acquired and liabilities assumed are as follows:

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                        1992        1991
                                                                      --------     -------
      Receivables...................................................  $  4,653     $    --
      Inventories...................................................     3,845       3,453
      Other current assets..........................................        32          --
      Property, plant and equipment.................................    26,348       9,100
      Accounts payable and accrued liabilities......................      (306)       (233)
      Debt assumed..................................................   (12,364)         --
      Other noncurrent liabilities..................................    (1,980)         --
                                                                      --------     -------
        Net assets acquired.........................................  $ 20,228     $12,320
                                                                      --------     -------
                                                                      --------     -------

     The proforma information has not been adjusted for the effect of the fiber optic gel business, acquired in March of 1993, as such amounts cannot be reasonably separated from existing operations and are deemed to be immaterial.

(4) FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     Statement of Financial Accounting Standard No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS 112) requires the recognition on an accrual basis of all types of postemployment benefits provided to former or inactive employees subsequent to employment but before retirement. The Company currently provides limited benefits in this regard.

     The Company plans to adopt SFAS 112 effective January 1, 1994. The net effect upon 1994 pretax operating results is expected to be minimal.

(5) INVENTORIES

     Inventories consist of the following:

                                                                           DECEMBER 31,
                                                                        ------------------
                                                                         1993       1992
                                                                        -------    -------
    Finished goods....................................................  $17,988    $15,055
    Raw materials.....................................................   13,878     11,837
    Supplies..........................................................    1,864      1,266
                                                                        -------    -------
              Total...................................................  $33,730    $28,158
                                                                        -------    -------
                                                                        -------    -------

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(6) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                        1993        1992
                                                                      --------    --------
    Land............................................................  $  4,349    $  4,349
    Buildings and improvements......................................    22,698      18,972
    Machinery and equipment.........................................   100,910      93,100
    Furniture and fixtures..........................................     4,361       2,908
    Construction in progress........................................    13,919       8,917
                                                                      --------    --------
              Total.................................................   146,237     128,246
    Accumulated depreciation........................................   (56,453)    (45,745)
                                                                      --------    --------
              Net...................................................  $ 89,784    $ 82,501
                                                                      --------    --------
                                                                      --------    --------

     Depreciation expense amounted to $10,735, $9,349 and $6,870 for the years ended December 31, 1993, 1992 and 1991, respectively.

(7) INTANGIBLE ASSETS

     Components of intangible assets are as follows:

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                        1993        1992
                                                                      --------    --------
    Patents.........................................................  $  5,593    $  5,593
    Goodwill........................................................     3,900       3,900
    Product technology..............................................     2,126       1,306
    Non-compete agreements..........................................     3,052       2,073
    Trademarks and other............................................     5,115       4,055
                                                                      --------    --------
              Total.................................................    19,786      16,927
    Accumulated amortization........................................   (12,165)    (11,121)
                                                                      --------    --------
              Net...................................................  $  7,621    $  5,806
                                                                      --------    --------
                                                                      --------    --------

(8) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The components of accounts payable and accrued liabilities are as follows:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                      1993          1992
                                                                     -------       -------
    Accounts payable................................................ $12,996       $11,450
    Salaries, wages and employee benefits payable...................   3,780         2,589
    Other accrued liabilities.......................................   4,096         5,277
                                                                     -------       -------
              Total................................................. $20,872       $19,316
                                                                     -------       -------
                                                                     -------       -------

(9) INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109 (SFAS 109), the effect of which was not material.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     In summary, SFAS 109 requires the determination of deferred tax assets and liabilities by applying applicable tax rates to the difference between the financial statement and tax bases of assets and liabilities. Additionally, it requires separate balance sheet disclosure of deferred tax assets and liabilities and has different recognition criteria for certain deferred tax assets than Accounting Principles Board Opinion No. 11 (APB 11), the standard under which the Company's financial statements were previously prepared. As permitted under SFAS 109, prior year financial statements have not been restated.

     The provision for income taxes consists of the following expenses
(benefits):

                                                               YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1993         1992        1991
                                                            ------       ------       -----
    Current:
      Federal.............................................. $3,216       $3,515       $ 390
      State................................................    443          569          29
                                                            ------       ------       -----
                                                             3,659        4,084         419
                                                            ------       ------       -----
    Deferred:
      Federal..............................................    974          120        (357)
      State................................................    138         (136)        (41)
                                                            ------       ------       -----
                                                             1,112          (16)       (398)
                                                            ------       ------       -----
              Total........................................ $4,771       $4,068       $  21
                                                            ------       ------       -----
                                                            ------       ------       -----

     The significant components of the deferred tax expense (benefit) are presented in the schedule below. For 1993, the components of the deferred tax expense (benefit) were computed in accordance with the provisions of SFAS 109. For 1992 and 1991, the components of the deferred income tax expense (benefit) were computed in accordance with the provisions of APB 11.

                                                              YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                           1993         1992         1991
                                                          ------       ------       -------
    Depreciation......................................... $2,047       $1,746       $   283
    Environmental reserves...............................   (453)        (693)       (1,288)
    Self insurance.......................................    (79)        (351)           --
    Inventory capitalization.............................   (123)        (361)          163
    Alternative minimum tax credits......................   (727)          --            --
    Other................................................    447         (357)          444
                                                          ------       ------       -------
                                                          $1,112       $  (16)      $  (398)
                                                          ------       ------       -------
                                                          ------       ------       -------

     The provision for income taxes differs from the statutory Federal income tax rate of 34% as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1993         1992        1991
                                                             ------       ------       ----
    Income tax at Federal statutory rate.................... $4,560       $3,501       $18
    State and local taxes (benefits), net of Federal income
      tax benefits..........................................    383          286        (8 )
    Other...................................................   (172)         281        11
                                                             ------       ------       ----
    Provision for income taxes.............................. $4,771       $4,068       $21
                                                             ------       ------       ----
                                                             ------       ------       ----

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     The components of deferred tax assets and liabilities as of December 31, 1993 relate to temporary differences and carryforwards as follows:

     Deferred tax assets:

        Receivables........................................................  $   130
        Inventory..........................................................    1,552
        Prepaid pension expense............................................     (623)
        Other..............................................................      256
                                                                             -------
                  Total....................................................  $ 1,315
                                                                             -------
                                                                             -------

     Deferred tax liabilities:

        Depreciation.......................................................  $11,814
        Environmental expenses.............................................   (3,220)
        Alternative minimum tax credits....................................   (2,084)
        Research and development credits...................................     (493)
        Other..............................................................      (31)
                                                                             -------
                  Total....................................................  $ 5,986
                                                                             -------
                                                                             -------

     The alternative minimum tax credits totaling $2,084 are available to offset future Federal income taxes on an indefinite carryforward basis. The research and development credit carryforwards totaling $493 expire between the years 2001 and 2005.

(10) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1993        1992
                                                                       -------     -------
    Bank credit facilities(a)........................................  $36,111     $24,500
    9% convertible subordinated notes(b).............................       --       3,990
    Capital lease(c).................................................       --       7,774
    Industrial development revenue bond(d)...........................    4,150       4,150
                                                                       -------     -------
           Subtotal..................................................   40,261      40,414
    Less: current portion............................................    4,000         606
                                                                       -------     -------
              Total..................................................  $36,261     $39,808
                                                                       -------     -------
                                                                       -------     -------

     The Company estimates the fair market value of its debt instruments to approximate book value, based on the variable interest rates described in this Note.

     (a) On May 10, 1993, the Company amended the Revolving Credit and Term Loan Agreement (Credit Agreement) with NBD Bank, N.A., National Westminster NJ and United Jersey Bank to increase the commitment by $10,000 bringing the aggregate principal amount to $65,000.

     The new Credit Agreement provides for a term loan in the aggregate principal amount of $20,000, payable in quarterly payments of $1,000 beginning in 1994, and a revolving credit facility in the aggregate principal amount of $45,000 which has a termination date of March 27, 1995. It permits the Company to choose between various interest rate options and to specify the portion of the borrowing to be covered by specific interest rate options. Under the Revolving Credit Agreement, the interest rate options available to the

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Company are: (1) U.S. prime rate or (2) the London Interbank Offering Rate (LIBOR) plus 1 1/4%. The Term Loan will have the same options plus 1/4%. Additionally, the Company pays an annual commitment fee of between 25/100 of 1% and 15/100 of 1% on the unused portion of the revolving credit facilities. This facility contains various restrictive covenants which, among other matters, require the Company to maintain minimum consolidated net worth levels, as defined, and certain financial ratios. If these covenants are not met, the loan is collateralized by the assets of the Company. The Company met all bank covenants for all four quarters of 1993.

     (b) Pursuant to a note and stock purchase agreement entered into in June 1985, the Company issued $4,941 of convertible subordinated notes due and payable in four equal annual installments commencing on June 30, 1994. Interest was payable semiannually, at the rate of 9% per annum. The notes, at the holders' option, were convertible to Common Stock at a conversion price of $15.50 per share, subject to market price and anti-dilution provisions. On September 15, 1993, all existing notes were converted to common stock at the price of $15.50 per share. No gain or loss resulted from this transaction.

     (c) On November 16, 1993, the Company bought out the capital lease obligation which was assumed as part of the acquisition of Zeeland Chemicals, Inc. for $7,672. This capital lease obligation required quarterly payments of $343 through June 1997 and a balloon payment of $4,555 in July 1997. Such payments were discounted at 10.2% so that the net present value of the obligation as of the date of acquisition equaled the fair market value of the related assets. The debt was replaced with LIBOR borrowings against the Revolving Credit Agreement, at a rate of 4 3/8% as of December 31, 1993. No gain or loss resulted from this transaction.

     (d) A variable rate Industrial Development Revenue Bond in the principal amount of $4,150 due March 1, 2008 was assumed as part of the purchase of the assets of Zeeland Chemicals, Inc. The interest is payable quarterly while the interest rate is reset monthly by Morgan Stanley based on the current market rate for long-term bonds. During 1993, the interest rate approximated 3%.

     (e) Aggregate maturities of long-term debt are as follows:

            1994.......................................................  $  4,000
            1995.......................................................    20,111
            1996.......................................................     4,000
            1997.......................................................     4,000
            1988.......................................................     4,000
            Thereafter.................................................     4,150
                                                                         --------
                      Total............................................  $ 40,261
                                                                         --------
                                                                         --------

(11) STOCKHOLDERS' EQUITY

     The Company has two classes of common shares designated Common Stock and Nonvoting Common Stock. Authorized shares of Common Stock were 20,000,000 at December 31, 1993 and 1992. Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 1993 and 1992.

     At December 31, 1993, authorized shares of Common Stock were reserved for issuance as follows:

            Stock option plans.........................................   682,100
            Cambrex savings plan.......................................    44,641
                                                                         --------
                      Total shares.....................................   726,741
                                                                         --------
                                                                         --------

     Nonvoting Common Stock has equal rights with Common Stock, with the exception of voting power. Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

requirements applicable to holders restricting the extent to which they may own voting stock. In 1991, all 113,182 outstanding shares were converted.

     In 1990, Cambrex purchased 1,000,000 shares of its Common Stock as part of a previously announced stock buy back program. These shares were purchased in the open market at an average purchase price of $12.12 per share. All of the acquired shares are held as Common Stock in treasury, less shares issued to the Cambrex Savings Plan. The Company held 819,049 and 895,494 shares of treasury stock at December 31, 1993 and 1992, respectively.

     In 1987, the Company authorized 5,000,000 shares of Series Preferred Stock, par value $0.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 1993 and 1992, there was no preferred stock outstanding.

(12) STOCK OPTIONS

     On October 24, 1983, the Company's stockholders approved the 1983 Incentive Stock Option Plan ("1983 Plan"), which provides for the grant of options intended to qualify as incentive stock options to management and other key employees of Cambrex. On September 1, 1987 the Company's stockholders approved the 1987 Stock Option Plan ("1987 Plan"), which provides for the granting to key employees both non-qualified stock options and incentive stock options. On May 7, 1990, the Company's stockholders approved the 1989 Senior Executive Stock Option Plan ("1989 Plan"), which provides for the grant of options intended to qualify as additional incentives to the Company's Senior Executive Officers. On May 1, 1992, the Company's stockholders approved the 1992 Stock Option Plan ("1992 Plan"), which provides for the granting to key employees both non-qualified stock options and incentive stock options.

     As of December 31, 1993, 233,900 options had been exercised. Shares of Common Stock subject to outstanding options under the Plans were as follows:

                                                                AUTHORIZED        SUBJECT TO
                                                               FOR ISSUANCE   OUTSTANDING OPTIONS
                                                               ------------   -------------------
    1983 Plan................................................     216,000            51,650
    1987 Plan................................................     200,000           135,450
    1989 Plan................................................     400,000           400,000
    1992 Plan................................................     100,000            69,850
                                                               ------------      ----------
              Total shares...................................     916,000           656,950
                                                               ------------      ----------
                                                               ------------      ----------

     On July 26, 1990, the Board of Directors approved a management proposal to provide current stock option holders under the 1983 and 1987 Plans the opportunity to exchange their existing stock options for new five year stock options at the rate of two existing option shares for each new option share at a new option price of $7.375 per share. The options received in the exchange became exercisable on January 26, 1991.

     The Company established the 1987 Long-Term Incentive Plan (the "Long-Term Plan"), which provides for the granting of long-term award opportunities to employees. Under the Long-Term Plan, key employees may receive cash, Common Stock, or a combination of cash and Common Stock, measured by the difference between the market value of the stock on the vesting date and the grant date, and the value of cash dividends which would have been paid on the stock covered by the grant. Units granted under this plan become vested three years from the date of issuance. In 1991, 30,000 units were granted. In 1992, the units were exchanged for cash and new options in the 1992 Plan.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     Information regarding the Company's stock option plans is summarized below:

                                                                                    NUMBER OF
                                                     NUMBER OF    OPTION PRICE       SHARES
                                                      SHARES       PER SHARE $     EXERCISABLE
                                                     ---------    -------------    -----------
    Outstanding at December 31, 1990...............   537,800      5.000 -- 16.00     20,000
      Granted......................................   152,000      4.750 --  7.75
      Exercised....................................    (6,000)    4.750
      Cancelled....................................   (33,750)     4.750 --  7.37
    Outstanding at December 31, 1991...............   650,050      4.750 -- 16.00    274,050
      Granted......................................   124,000     11.500 -- 18.125
      Exercised....................................   (49,550)     4.750 --  7.75
      Cancelled....................................   (30,000)    5.750
    Outstanding at December 31, 1992...............   694,500      4.750 -- 18.12    547,833
      Granted......................................    14,000     17.875 -- 19.375
      Exercised....................................   (51,550)     4.750 -- 14.00
    Outstanding at December 31, 1993...............   656,950      4.750 -- 19.37    523,617
                                                     ---------
                                                     ---------

(13) RETIREMENT PLANS

     As of January 1, 1992, Cambrex maintains three defined benefit pension plans which cover substantially all employees as follows: (1) The CasChem Hourly Pension Plan (the "CasChem Plan") which covers the union employees of the Bayonne, New Jersey and Carlstadt, New Jersey plants, (2) The Nepera Hourly Pension Plan (the "Nepera Plan") which now covers the union employees at the Harriman, New York plant, and (3) The Cambrex Salaried Pension Plan (the "Cambrex Plan") which covers all other employees.

     Benefits for the salaried plan are based on salary and years of service, while hourly plans are based on negotiated benefits and years of service. The Company's policy is to fund pension costs currently to the extent deductible for income tax purposes. Pension plan assets consist primarily of equity and fixed income securities.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     In accordance with the requirements of Statement of Financial Accounting Standard No. 87 "Employers' Accounting for Pensions" (SFAS 87), the overfunded and underfunded plans are presented separately. The funded status of these plans as of December 31, 1993 and 1992 is as follows:

                                                      DECEMBER 31, 1993            DECEMBER 31, 1992
                                                  -------------------------    -------------------------
                                                  UNDERFUNDED    OVERFUNDED    UNDERFUNDED    OVERFUNDED
                                                  -----------    ----------    -----------    ----------
Actuarial present value of benefit obligations:
  Vested benefits...............................   $ (13,798)     $ (2,146)     $ (10,843)     $ (2,162)
  Non-vested benefits...........................        (984)         (214)          (771)         (260)
                                                  -----------    ----------    -----------    ----------
  Accumulated benefit obligation................     (14,782)       (2,360)       (11,614)       (2,422)
  Additional benefits based on estimated future
     salary levels..............................      (1,115)           --           (892)           --
                                                  -----------    ----------    -----------    ----------
Projected benefit obligation for service
  rendered through December 31, 1993 and 1992...     (15,897)       (2,360)       (12,506)       (2,422)
Plan assets at fair market value................      13,854         4,879         11,385         4,632
                                                  -----------    ----------    -----------    ----------
Funded status...................................      (2,043)        2,519         (1,121)        2,210
Unrecognized net transition (asset).............           4          (405)             5          (507)
Unrecognized prior service cost.................        (270)         (194)        (1,177)         (207)
Other -- unrecognized net loss (gain) on past
  experience....................................       2,343          (189)         1,861           (39)
Additional minimum liability....................      (1,030)           --           (296)           --
                                                  -----------    ----------    -----------    ----------
Prepaid pension cost............................   $    (996)     $  1,731      $    (728)     $  1,457
                                                  -----------    ----------    -----------    ----------
                                                  -----------    ----------    -----------    ----------

     Assumptions used to develop the 1993 and 1992 net periodic pension expense and the December 31, 1993 and 1992 actuarial present value of projected benefit obligations:

                                                            1993                         1992
                                                  -------------------------    -------------------------
                                                  UNDERFUNDED    OVERFUNDED    UNDERFUNDED    OVERFUNDED
                                                  -----------    ----------    -----------    ----------
Pension Expense:
  Weighted-average discount rate................      8.0%           8.0%          8.0%           8.0%
  Expected long-term rate of return on assets...      8.5%           8.5%          8.5%           8.5%
  Rate of increase in future compensation
     levels.....................................      5.0%          *              5.0%          *
Actuarial Present Value of Projected Benefit
  Obligations:
  Weighted-average discount rate................      7.5%           7.5%          8.0%           8.0%
  Expected long-term rate of return on assets...      8.5%           8.5%          8.5%           8.5%
  Rate of increase in future compensation
     levels.....................................      5.0%          *              5.0%          *

- ---------------
* Contractually negotiated with union at 4.0% and 3.5% in 1993 and 1992, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     Net pension costs included in operating results amounted to $713, $450 and $418 in 1993, 1992 and 1991, respectively, and were comprised of the following:

                                                                YEARS ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1993        1992       1991
                                                             -------     ------     -------
    Service cost...........................................  $   843     $  825     $   574
    Interest cost on projected benefit obligation..........    1,299      1,152       1,116
    Return on plan assets..................................   (2,131)      (576)     (2,725)
    Amortization of excess plan net assets at adoption of
      SFAS 87..............................................      (93)      (171)       (101)
    Other items -- deferred investment gain (loss).........      795       (780)      1,554
                                                             -------     ------     -------
              Net pension cost.............................  $   713     $  450     $   418
                                                             -------     ------     -------
                                                             -------     ------     -------

     Included in the net periodic pension cost is the amortization of prior service cost over a period of twelve to nineteen years and the amortization of the SFAS 87 transition obligation over a period of ten to twenty years.

     Cambrex also makes available to all employees a savings plan as permitted under Sections 401(k) and 401(a) of the Internal Revenue Code. Employee contributions are matched in part by Cambrex. In July 1991, to promote wider holding of its stock among employees, the Company began issuing, from its treasury, Company stock to replace the matching cash contribution in the savings plan. The cost of this plan amounted to $1,436, $1,145 and $682 in 1993, 1992 and 1991, respectively.

(14) OTHER POSTRETIREMENT BENEFITS

     Cambrex provides postretirement health and life insurance benefits (postretirement benefits) to all eligible retired employees. Employees who retire at or after age 55 with ten years of service are eligible to participate in the postretirement benefit plans. The Company's responsibility for such premiums for each plan participant is based upon years of service subject to an annual maximum of one thousand dollars. Such plans are self-insured and are not funded.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106). SFAS 106 requires such benefits to be accounted for on an accrual basis. Previously, such costs were expensed as claims were incurred. In connection with the adoption of SFAS 106, the Company has elected to amortize the transition obligation of $1,853 over twenty years. The net effect upon 1993 pretax operating results, including the amortization of the transition obligation, resulted in a cost of $301. The Company has recently reviewed its health care benefit plans for retirees and does not anticipate significant increases in the annual expense related to SFAS 106.

     The periodic postretirement benefit cost includes the following components:

    Service cost of benefits earned............................................  $    58
    Interest cost on accumulated postretirement benefit obligation.............      150
    Amortization of transition obligation......................................       93
                                                                                 -------
              Total periodic postretirement benefit cost.......................  $   301
                                                                                 -------
                                                                                 -------

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     Accumulated postretirement benefit obligation:

    Retirees...................................................................  $   990
    Fully eligible plan participants...........................................      320
    Other active plan participants.............................................      799
                                                                                 -------
      Total obligation.........................................................    2,109
      Less: Unrecognized net loss..............................................     (149)
            Unrecognized transition obligation.................................   (1,760)
                                                                                 -------
      Accrued postretirement benefit cost recognized in the balance sheet......  $   200
                                                                                 -------
                                                                                 -------

     The discount rate used to determine the accumulated postretirement benefit obligation was 7.5%. The assumed health care cost trend rate used to determine the accumulated postretirement benefit obligation was initially 16%, declining ratably to 6% in 2002 and thereafter. A one-percentage-point increase in the assumed health care cost trend rate would have no effect upon the accumulated postretirement benefit obligation.

     The cost of all health and life insurance benefits is recognized as incurred and was approximately $3,797, $3,258 and $3,106 in 1993, 1992 and 1991, respectively. The cost of providing these benefits for the 181, 186 and 162 retirees in 1993, 1992 and 1991, respectively, is not separable from the cost of providing benefits for the 791, 746 and 583 active employees.

(15) OTHER INCOME AND EXPENSE

     Other expense in 1992 consisted primarily of a $553 provision for the potential write-off of an other receivable related to a product manufactured by Cambrex for a specific customer in prior years. The receivable and corresponding reserve were written-off in 1993; $250 of other income was recorded as a result of payment received from the customer.

     There were no individually significant components in other expense in 1993.

     Other income in 1991 consisted primarily of $2,758 which represented the elimination of the remaining balance of a $3,400 accrual previously established in connection with the sale of certain product lines in the first quarter of 1990. That accrual represented anticipated costs associated with the transaction. During 1991, it was determined that no additional costs would be incurred in connection with that matter and, therefore, the elimination of the remaining accrual was reflected in the 1991 income statement.

(16) FOREIGN OPERATIONS AND EXPORT SALES

     In 1987, the Company organized Cambrex Ltd., a wholly owned subsidiary, to act as parent company for two foreign subsidiaries, CasChem, Ltd. and Nepera, Ltd., which were also established in 1987. These companies are incorporated in the United Kingdom and conduct certain European sales and marketing activities of Cambrex.

     Export sales in 1993, 1992 and 1991 amounted to $37,296, $44,536 and $37,425, respectively. No country, in any of the given years, represents more than 10% of total revenues.

(17) COMMITMENTS

     In conjunction with the acquisition of Zeeland Chemicals, Inc., the Company assumed the remaining payments of a capital lease obligation for equipment, which required quarterly payments through and a balloon payment in 1997. The related capitalized asset of $8,214 is being depreciated over ten years, and accumulated

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

depreciation amounted to $1,410 at December 31, 1993. In November of 1993, the Company paid $7,672 to buy out the lease obligation. The Company currently has no significant capital lease obligations.

     The Company has operating leases expiring on various dates through the year 2013. The leases are primarily for office and laboratory equipment and vehicles. At December 31, 1993, future minimum commitments under operating lease arrangements were as follows:

            Year ended December 31:
              1994....................................................... $  817
              1995.......................................................    619
              1996.......................................................    506
              1997.......................................................    332
              1998 and thereafter........................................    951
                                                                          ------
            Net minimum commitments...................................... $3,225
                                                                          ------
                                                                          ------

     Total operating lease expense was $872, $1,097 and $947 for the years ended December 31, 1993, 1992 and 1991, respectively.

     The Company has three letters of credit outstanding aggregating $578 as of December 31, 1993. The letters of credit were issued in connection with various administrative or environmental activities. During 1993, the Company was no longer required to maintain the $1,500 letter of credit held in 1992 for the New Jersey Department of Environmental Protection and Energy in connection with environmental cleanup at the Cosan site. This requirement was fulfilled through a corporate guarantee of Cosan's Environmental Conservation and Recovery Act
(ECRA) obligations.

(18) CONTINGENCIES

     Contingencies exist for Cambrex and certain of its subsidiaries because of legal and administrative proceedings arising out of the normal course of business. Such contingencies include environmental proceedings directly and indirectly against the Company or its subsidiaries as well as matters internally identified by the Company. The resolution of such matters often spans several years and frequently involves regulatory oversight and/or adjudication. Additionally, many remediation requirements are not fixed and are likely to be affected by future technological, site, and regulatory developments. Consequently, the ultimate extent of liabilities with respect to such matters as well as the timing of cash disbursements cannot be determined with certainty. However, management is of the opinion that while the ultimate liability resulting from these matters may have a material effect upon the results of operations in any given year, they will not have a material adverse effect upon the Company's financial position.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     The following table exclusively addresses matters wherein the related liabilities are considered estimable. It summarizes the estimated range of the Company's share of costs associated with such matters, the related accruals, and activity associated with those accruals. Such ranges and accruals have not been reduced for recoveries, if any, under insurance policies or from third parties due to the numerous uncertainties associated with such claims. The changes in the estimated ranges from 1992 to 1993 represent revisions to estimates and the addition of matters that were quantified for the first time during 1993. The related accruals represent management's assessment of the aggregate liability associated with estimable matters.

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1993        1992
                                                                       -------     -------
    Estimated range of the Company's share of costs associated with estimable matters:
      Minimum........................................................  $ 7,085     $ 6,107
                                                                       -------     -------
                                                                       -------     -------
      Maximum........................................................  $14,835     $14,705
                                                                       -------     -------
                                                                       -------     -------
    Accrual and related activity:
      Balance, beginning of year.....................................  $ 7,388     $ 3,868
      Adjustment recorded in connection with acquisition activity
         *...........................................................    1,320          --
      Additions:
         Income statement charges....................................    1,029       1,747
         Estimated liability recorded in connection with acquisition
           activity net of related deferred tax asset of $1,320......       --       1,980
      Deductions for expenditures....................................     (679)       (207)
                                                                       -------     -------
      Balance, end of year...........................................  $ 9,058     $ 7,388
                                                                       -------     -------
                                                                       -------     -------
    Classification of year end accrual:
      Current........................................................  $   310     $   800
      Non-current....................................................    8,748       6,588
                                                                       -------     -------
                                                                       $ 9,058     $ 7,388
                                                                       -------     -------
                                                                       -------     -------

- ---------------

* Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard #109, "Accounting for Income Taxes." At that date and in accordance with the provisions of that Statement, a deferred tax asset of $1,320 previously netted against this accrual was reclassified to non-current assets.

     During 1991, income statement charges for additions to the accrual for environmental contingencies aggregated $3,190.

     Significant matters wherein the related liability or range of liability is estimable, are summarized as follows:

     (a) Nepera, Inc. (Nepera) was named in 1987 as a Potentially Responsible Party (PRP) along with certain prior owners of the Maybrook Site in Hamptonburgh, New York by the United States Environmental Protection Agency
(EPA) in connection with the disposition, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986. The Hamptonburgh site is on the EPA's National Priorities List for remedial work and clean-up. However, to date the EPA has entrusted the management of the remediation effort to the New York State Department of Environmental Conservation (DEC). Although the periods of ownership of the site and the extent of its use for wastewater disposal are well established, the PRP's have not been able to agree upon an allocation method for future remediation costs.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     During 1991, the DEC, through the use of a computer model, developed an estimated cost to remediate the Hamptonburgh site and proposed an allocation method which considered the number of years each named party owned the site and the number of years each party used the site for wastewater disposal. Under that proposal, Nepera's suggested liability aggregated $2,600 and an expense was recorded in the same amount.

     During 1992, the Company received a draft Remedial Investigation/Feasibility Study (RI/FS) report which enumerated several remediation alternatives and submitted the Remedial Investigation portion to the DEC for review. Consequently, although this RI/FS has not been approved by the DEC, the Company utilized it to revise the estimated liability for this matter included in the accrual for environmental contingencies. This estimate considers the probability of cost sharing with prior owners of the site.

     During 1993, the DEC requested the performance of additional site investigation prior to reviewing the Feasibility Study portion of the report. The Company prepared a plan for such additional site investigation and submitted it for review.

     (b) Nepera was named in 1987 as a responsible party along with certain prior owners of Nepera's Harriman, New York production facility by the DEC in connection with contamination at that site. The Company believes that any remediation to be conducted at that site is primarily related to contamination attributable to material handling and disposal practices, including drum burial at the site, which occurred prior to Cambrex's acquisition of Nepera in 1986.

     During 1991, the Company, with the agreement of the DEC, began an interim remedial measure which involves the pumping and treatment of groundwater to mitigate the possibility of contamination progressing beyond the Harriman site boundaries. This interim remedial measure continued throughout 1993.

     During 1992, the Company received a draft RI/FS report which enumerated several remediation alternatives and submitted the Remedial Investigation portion to the DEC for review. Consequently, although this RI/FS has not been approved by the DEC, the Company utilized it to develop an estimated liability for this matter and included it in the accrual for environmental contingencies. This estimate considers the probability of cost sharing with prior owners of the site.

     During 1993, the Company has not received from the DEC any commentary on the Remedial Investigation portion of the report.

     (c) CasChem, Inc. (CasChem) was subject to an investigation in 1990 by agents of the EPA and the Federal Bureau of Investigation pursuant to a search warrant indicating an interest in the handling, storage, and disposal of hazardous wastes. Various records were taken and a number of materials were sampled.

     During 1992, the United States Attorney's Office (USAO) contacted the Company and indicated that it believes there were violations of the Resource Conservation and Recovery Act at the site.

     During 1993, the Company was served with a subpoena requiring submission of additional documents relating to the site's activities. Discussions with the USAO to resolve this matter are ongoing.

     (d) Cosan, Inc. (Cosan) entered into an Administrative Consent Order in 1985 with the New Jersey Department of Environmental Protection and Energy (NJDEPE) under New Jersey's Environmental Conservation and Recovery Act (ECRA) in order to consummate the sale of the controlling interest in Cosan to the Company. Through that action, Cosan became required to determine whether its facility located in Carlstadt, New Jersey was contaminated by hazardous materials and, if appropriate, effect a cleanup.

     During 1992, based upon the results of an evaluation of the site, the Company proposed the installation of a groundwater recovery system to remove contaminates from the soil. Presently, the Company is awaiting the NJDEPE's approval of that proposal.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     (e) As more fully described in Note #3, in 1992 the Company acquired substantially all of the assets of the fine chemicals business of Hexcel Fine Chemicals, now known as Zeeland Chemicals, Inc. In connection with that transaction, the Company established an accrual of $3,300 for environmental conditions existing as of the date of the acquisition.

     (f) Cosan received notice in 1990 of a proposed NJDEPE administrative fine of $2,308 relating to allegedly exceeding permit levels for discharges into a local sewerage treatment plant during the 1980's. The Company contested the proposed fine stating that the Company was installing a modern treatment plant to meet effluent limits in a new permit and that the Company fully advised the NJDEPE of all activities at the time.

     During 1993, the Company agreed to a settlement consisting of a payment of $650. Such settlement did not constitute any admission of fact or acknowledgement of any fault or liability on the part of the Company. The payment was charged to the accrual for contingent liabilities.

     Those matters wherein the related liability is not estimable and no amounts are included in the accrual for environmental contingencies are summarized as follows:

     (a) Nepera has been named as a PRP along with approximately 130 other companies by the EPA in connection with the SCP Corporation (SCP) site in Carlstadt, New Jersey. The SCP site is on the EPA's National Priorities List for remedial work and cleanup. SCP disposed of process wastewater and minor amounts of other material for Nepera during the 1970's.

     The EPA has directed an Interim Remedial Measure for this site consisting of the construction of slurry walls and a pump and treat facility. Presently, there are no reliable remediation cost estimates for this site nor has a proportionate allocation of responsibility been established. However, the Company's alleged responsibility may be relatively large in relation to other parties. The Company is contesting the proposed basis for the allocation of responsibility for this site, and believes it has grounds to, and will, oppose any efforts to charge it with excessive responsibility. Therefore, the ultimate extent of liability, if any, with respect to this matter cannot be estimated at this time.

     (b) Cosan was named in 1992 as a defendant in a suit filed by the owners of a manufacturing site in Clifton, New Jersey that had been owned and operated by Cosan from 1968 to 1979. Through this action, the plaintiffs allege Cosan contributed to the contamination at the site and seek to compel the Company to contribute toward present and future costs of remediation of the site under ECRA. However, the magnitude of those costs and Cosan's alleged responsibilities have not been specified. Presently, the matter is in discovery.

     The Company is party to a number of other proceedings. Management is of the opinion that the ultimate liability resulting from those proceedings will not have a material adverse effect upon the Company's results of operations nor its financial position.

                              CAMBREX CORPORATION

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        1ST          2ND          3RD          4TH
                                      QUARTER      QUARTER      QUARTER      QUARTER        YEAR
                                      -------      -------      -------      -------      --------
1993
Net revenues......................... $47,648      $52,779      $48,065      $48,711       $197,203
Gross profit.........................  11,919       14,210       13,411       12,238         51,778
Net income...........................   1,794        2,427        2,194        2,226          8,641
Earnings per share:(1)
  Primary............................ $  0.35       $ 0.47       $ 0.42       $ 0.40       $   1.64
  Fully diluted...................... $  0.34       $ 0.45       $ 0.41       $ 0.40       $   1.60
Average shares:
  Primary............................   5,169        5,191        5,273        5,498          5,282
  Fully diluted......................   5,486        5,466        5,482        5,502          5,484
1992
Net revenues......................... $40,657      $49,192      $46,854      $42,749       $179,452
Gross profit.........................   9,842       12,247       13,025       10,922         46,036
Net income...........................   1,304        1,709        2,092        1,125          6,230
Earnings per share:(1)
  Primary............................ $  0.27       $ 0.35       $ 0.43       $ 0.23       $   1.27
  Fully diluted...................... $  0.27       $ 0.34       $ 0.41       $ 0.22       $   1.23
Average shares:
  Primary............................   4,808        4,860        4,911        4,958          4,888
  Fully diluted......................   5,074        5,190        5,266        5,314          5,242

- ---------------

(1) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period, as such, the sum of the quarters may not necessarily equal the earnings per share amount for the year.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The registrant changed the accounting firm engaged as the principal accountant to audit the registrant's financial statements.

     The former accountant, KPMG Peat Marwick was dismissed by the registrant on March 19, 1992. The principal accountant's report on the financial statements for the period up to December 31, 1991 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified in any manner. The decision to change accountants was approved by the Board of Directors of the registrant, in accordance with the recommendation of the Audit Committee. During the periods up to December 31, 1991 and any subsequent interim period preceding the dismissal of the former accountant there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused the former accountant to make reference to the subject matter of the disagreement in connection with its report.

     The registrant engaged Coopers and Lybrand as the principal accountant on March 19, 1992.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11  EXECUTIVE COMPENSATION.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Part III is hereby incorporated by reference to the information set forth under the captions "Principal Stockholders," "Board of Directors," "Election of Directors," and "Executive Compensation" in the Registrant's definitive proxy statement for the 1994 Annual Meeting of Stockholders, which meeting involves the election of directors, which definitive proxy statement is being filed with the Securities and Exchange Commission pursuant to Regulation 14A.

     In addition, information concerning the registrant's executive officers has been included in Part I above under the caption "Executive Officers of the Registrant."

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. The following consolidated financial statements of the Company are filed as part of this report:

                                                                               PAGE NUMBER
                                                                             (IN THIS REPORT)
                                                                             ----------------
    Independent Accountants' Reports.......................................         20
    Consolidated Balance Sheets as of December 31, 1993 and 1992...........         22
    Consolidated Income Statements for the Years Ended December 31, 1993,
      1992 and 1991........................................................         23
    Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 1993, 1992 and 1991.....................................         24
    Consolidated Statements of Cash Flows for the Years Ended December 31,
      1993, 1992 and 1991..................................................         25
    Notes to Consolidated Financial Statements.............................         26
    Consolidated Quarterly Financial Data (unaudited) for the Years Ended
      December 31, 1993 and 1992...........................................         42

     (a) 2.(i) The following schedules to the consolidated financial statements of the Company as filed herein and the Report of Independent Certified Public Accountants on Schedules are filed as part of this report.

                                                                               PAGE NUMBER
                                                                             (IN THIS REPORT)
                                                                             ----------------
    Independent Accountants' Reports (included in the accountants' reports
      on the registrant's consolidated financial statements)...............         20
    Schedule V -- Property, Plant and Equipment............................         45
    Schedule VI -- Accumulated Depreciation, Depletion and Amortization of
      Property, Plant and Equipment........................................         46
    Schedule VIII -- Valuation and Qualifying Accounts.....................         47
    Schedule X -- Supplementary Income Statement Information...............         48

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

     (ii) Separate financial statements of Cosan Canada, Ltd., which is 42.5% owned by the Company, have been omitted as neither the assets nor income from continuing operations before taxes of Cosan Canada, Ltd. exceeds 20 percent of the Company's related consolidated totals.

     (a) 3. The exhibits filed in this report are listed in the Exhibit Index on page 50.

     The registrant agrees, upon request of the Securities and Exchange Commission, to file as an exhibit each instrument defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which has not been filed for the reason that the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

     (b) Reports on Form 8-K

     The registrant did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1993.

                                                                      SCHEDULE V

                              CAMBREX CORPORATION

                         PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                  COLUMN B                                      COLUMN E           COLUMN F
                                 ----------    COLUMN C                   --------------------    ----------
           COLUMN A              BALANCE AT    --------     COLUMN D      TRANSFERS     OTHER     BALANCE AT
- -------------------------------  BEGINNING     ADDITIONS   -----------     BETWEEN     CHANGES      END OF
        CLASSIFICATION            OF YEAR      AT COST     RETIREMENTS    ACCOUNTS       (1)         YEAR
- -------------------------------  ----------    --------    -----------    ---------    -------    ----------
Year Ended December 31, 1993:
  Land.........................   $  4,349     $    --        $  --       $      --    $    --     $   4,349
  Buildings and Improvements...     18,972          --           --           3,713         13        22,698
  Machinery and Equipment......     93,100          --         (255)          5,619      2,446       100,910
  Furniture and Fixtures.......      2,908          --           --           1,453         --         4,361
  Construction in Progress.....      8,917      15,835          (48)        (10,785)        --        13,919
Year Ended December 31, 1992:
  Land.........................      2,985          --           --              --      1,364         4,349
  Buildings and Improvements...     16,227          50           --             416      2,279        18,972
  Machinery and Equipment......     64,685       1,060           --           5,325     22,030        93,100
  Furniture and Fixtures.......      2,332         169           --             207        200         2,908
  Construction in Progress.....      6,535       7,853           --          (5,947)       476         8,917
Year Ended December 31, 1991:
  Land.........................      2,839          --           --              --        146         2,985
  Buildings and Improvements...     15,249          --           --             646        332        16,227
  Machinery and Equipment......     52,485         112           (5)          3,810      8,283        64,685
  Furniture and Fixtures.......      1,624          81           --             309        318         2,332
  Construction in Progress.....      4,425       6,855           --          (4,766)        21         6,535

- ---------------

(1) Amounts included in 1993, 1992 and 1991 represent the cost of tangible assets acquired in business combinations accounted for as purchases. Other changes to machinery and equipment in 1992 include equipment of $8,214 acquired through the assumption of a capital lease obligation.

                                                                     SCHEDULE VI

                              CAMBREX CORPORATION

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                      COLUMN C
                                       COLUMN B      ----------                     COLUMN E      COLUMN F
                                      ----------     ADDITIONS                      --------     ----------
              COLUMN A                BALANCE AT     CHARGED TO      COLUMN D        OTHER       BALANCE AT
- ------------------------------------  BEGINNING       COST AND      -----------     CHANGES        END OF
           CLASSIFICATION              OF YEAR        EXPENSES      RETIREMENTS       (1)           YEAR
- ------------------------------------  ----------     ----------     -----------     --------     ----------
Year Ended December 31, 1993:
  Buildings and Improvements........   $  6,497        $1,254          $  --          $ --        $  7,751
  Machinery and Equipment...........     37,544         8,847            (27)           --          46,364
  Furniture and Fixtures............      l,704           634             --            --           2,338
Year Ended December 31, 1992:
  Buildings and Improvements........      5,417         1,080             --            --           6,497
  Machinery and Equipment...........     29,823         7,721             --            --          37,544
  Furniture and Fixtures............      1,156           548             --            --           1,704
Year Ended December 31, 1991:
  Buildings and Improvements........      4,458           959             --            --           5,417
  Machinery and Equipment...........     23,741         5,651             (1)          432          29,823
  Furniture and Fixtures............        897           259             --            --           1,156

- ---------------
(1) 1991 changes represent depreciation expense which was applied against an accrual for probable costs.

                                                                   SCHEDULE VIII

                              CAMBREX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                            COLUMN C
                                                            ADDITIONS
                                        COLUMN B     -----------------------                    COLUMN E
                                        --------     CHARGED                                    --------
               COLUMN A                 BALANCE      TO COST      CHARGED TO      COLUMN D      BALANCE
- --------------------------------------  BEGINNING      AND          OTHER        ----------      END OF
            CLASSIFICATION              OF YEAR      EXPENSES      ACCOUNTS      DEDUCTIONS       YEAR
- --------------------------------------  --------     --------     ----------     ----------     --------
Year Ended December 31, 1993:
  Doubtful trade receivables and
     returns and allowances...........   $  607       $  120         $ --          $  372        $  355
  Doubtful other receivables..........      553           --           --             553            --
  Inventory and obsolescence losses...    2,579          103           --           1,165         1,517
Year Ended December 31, 1992:
  Doubtful trade receivables and
     returns and allowances...........      440          183           --              16           607
  Doubtful other receivables..........       --          553           --              --           553
  Inventory and obsolescence losses...    3,036        1,073           --           1,530         2,579
Year Ended December 31, 1991:
  Doubtful trade receivables and
     returns and allowances...........      590           15           --             165           440
  Inventory and obsolescence losses...    1,796        4,220           --           2,980         3,036

                                                                      SCHEDULE X

                              CAMBREX CORPORATION

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                    COLUMN A                                        COLUMN B
                                  ------------                                      --------
                                                                                    CHARGED
                                                                                    TO COSTS
                                                                                  AND EXPENSES
                                                                                  ------------
Year Ended December 31, 1993:
  Maintenance and repairs.......................................................     $4,237
Year Ended December 31, 1992:
  Maintenance and repairs.......................................................      5,295
Year Ended December 31, 1991:
  Maintenance and repairs.......................................................      2,808

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAMBREX CORPORATION

                                        By    /s/  CYRIL C. BALDWIN, JR.
                                                  Cryil C. Baldwin, Jr.
                                             Chairman of the Board and Chief
                                                     Executive Officer

                                        Date: March 21, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                               TITLE                  DATE
- ---------------------------------------------   --------------------------   -----------
/s/  CYRIL C. BALDWIN, JR.                      Chairman of the Board and
     Cyril C. Baldwin, Jr.                        Chief Executive Officer
                                                  and Director

/s/  PETER TRACEY                               Vice President-Finance,
     Peter Tracey                                 Principal Financial
                                                  Officer and Principal
                                                  Accounting Officer

/s/  FRANCIS X. DWYER*                          Director
     Francis X. Dwyer

/s/  ROBERT W. LEAR*                            Director
     Robert W. Lear

/s/  EDWIN A. GEE*                              Director
     Edwin A. Gee

/s/  ROBERT LEBUHN*                             Director
     Robert LeBuhn
                                                                               March 21, 1994
/s/  GEORGE J. W. GOODMAN*                      Director
     George J. W. Goodman

/s/  JAMES A. MACK*                             Director
     James A. Mack

/s/  ILAN KAUFTHAL*                             Director
     Ilan Kaufthal

/s/  DEAN P. PHYPERS*                           Director
     Dean P. Phypers

/s/  ARTHUR I. MENDOLIA*                        Director
     Arthur I. Mendolia


*By   /s/  CYRIL C. BALDWIN, JR.
           Cyril C. Baldwin, Jr.
            Attorney-in-Fact

                              CAMBREX CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1992

                                 EXHIBIT INDEX

       EXHIBIT
         NO.                                       DESCRIPTION
- -------------------                          -----------------------
        3.1          -- Restated Certificate of Incorporation of Registrant (A) -- Exhibit
                        3(a).
        3.2          -- By Laws of Registrant. (F) -- Exhibit 4.2.
        4.1          -- Form of Certificate for shares of Common Stock of Registrant. (A) --
                        Exhibit 4(a).
        4.2          -- Article Fourth of the Restated Certificate of Incorporation.
                        (A) -- Exhibit 4(b).
        4.3          -- Revolving Credit and Term Loan Agreement dated September 29, 1987 by and among the registrant, Midlantic National Bank and Irving Trust
                        Company (now The Bank of New York). (B) -- Exhibit 4.1.
        4.3.1        -- Amendment No. 1 dated June 5, 1989 to the Revolving Credit and Term
                        Loan Agreement dated September 29, 1987, by and among the registrant,
                        Midlantic National Bank and Irving Trust Company (now The Bank of New
                        York). (D) -- Exhibit 4.1(a).
        4.3.2        -- Amendment No. 2 dated March 30, 1990 to the Revolving Credit and Term
                        Loan Agreement dated September 29, 1987, by and among the registrant,
                        Midlantic National Bank and Irving Trust Company (now The Bank of New
                        York). (E) -- Exhibit 4.1(b).
        4.3.3        -- Amendment No. 3 dated March 26, 1991 to the Revolving Credit and Term
                        Loan Agreement dated September 29, 1987, by and among the registrant,
                        Midlantic National Bank and Irving Trust Company (now the Bank of New
                        York). (G).
        4.3.4        -- Amendment No. 4 dated June 28, 1991 to the Revolving Credit and Term
                        Loan Agreement dated September 29, 1987 by and among the registrant,
                        Midlantic National Bank, and NBD Bank, N.A. (H).
        4.4          -- Revolving Credit and Term Loan Agreement dated March 27, 1992 by and among the registrant, NBD Bank, N.A., National Westminster NJ, and
                        United Jersey Bank (K).
       10.1          -- Purchase Agreement dated July 11, 1986, as amended, between the registrant and ASAG, Inc. (A) -- Exhibit 10(r).
       10.2          -- Asset Purchase Agreement dated as of June 5, 1989 between Whittaker
                        Corporation and the registrant. (D) -- Exhibit 10(a).
       10.3          -- Asset Purchase Agreement dated as of July 1, 1991 between Solvay
                        Animal Health, Inc. and the registrant. (H).
       10.4          -- Asset Purchase Agreement dated as of March 31, 1992 between Hexcel
                        Corporation and the registrant. (K).
       10.10         -- Annual Incentive Compensation Plan for Corporate Executives dated
                        January 26, 1989. (G).
       10.11         -- Management Incentive Compensation Plan for Corporate Executives dated
                        January 1, 1990. (G).
       10.12         -- 1983 Incentive Stock Option Plan, as amended. (C).
       10.13         -- 1987 Long-term Incentive Plan. (A) -- Exhibit (g).
       10.14         -- 1987 Stock Option Plan. (C).
       10.15         -- 1989 Senior Executive Stock Option Plan. (E) -- Exhibit 10.C.
       10.21         -- Agreement dated September 27, 1990 between the registrant and Cyril
                        C. Baldwin, Jr. (G).

       EXHIBIT
         NO.                                       DESCRIPTION
  ----------------                           ----------------------
       10.25         -- Form of Employment Agreement between the registrant and its executive officers named in the Revised Schedule of Parties thereto.
                        (E) -- Exhibit 10.A.
       10.26         -- Revised Schedule of Parties to Employment Agreement (exhibit 10.25 hereto). (I).
       10.27         -- Employment Agreement dated as of January 3, 1990 between the registrant and James A. Mack. (E) -- Exhibit 10.B.
       10.28         -- Employment Agreement dated as of September 28, 1990 between the registrant and Peter Tracey. (G).
       10.40         -- Registration Rights Agreement dated as of June 6, 1985 between the registrant and the purchasers of its Class D Convertible Preferred stock and 9% Convertible Subordinated Notes due 1997. (A) -- Exhibit
                        10(m).
       10.41         -- Administrative Consent Order dated September 16, 1985 of the New
                        Jersey Department of Environmental Protection to Cosan Chemical
                        Corporation. (A) -- Exhibit 10(q).
       10.50         -- Manufacturing Agreement dated as of July 1, 1991 between the registrant and A.L. Laboratories, Inc. (I).
       11            -- Statement re computation of earnings per share. (L).
       16            -- Change in Registrant's Certifying Accountant. (J).
       22            -- Subsidiaries of registrant. (L).
       24.1          -- Consent of KPMG Peat Marwick to the incorporation by reference of its report herein in Registration Statement Nos. 33-21374 and 33-37791 on
                        Form S-8 of the registrant. (L).
       24.2          -- Consent of Coopers & Lybrand to the incorporation by reference of its report herein in Registration Statement Nos. 33-21374 and 33-37791 on
                        Form S-8 of the registrant. (L).
       25            -- Powers of Attorney to sign this report. (L).

- ---------------

(A) Incorporated by reference to the indicated Exhibit to registrant's Registration Statement on Form S-1 (Registration No. 33-16419).

(B) Incorporated by reference to the indicated Exhibit to registrant's Annual Report on Form 10-K for 1987.

(C) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-21374) and Amendment No. 1.

(D) Incorporated by reference to registrant's Annual Report on Form 10-K dated June 5, 1989.

(E) Incorporated by reference to the indicated Exhibit to registrant's Annual Report on Form 10-K for 1989.

(F) Incorporated by reference to the indicated Exhibit to registrant's Registration Statement on Form S-8 (Registration No. 33-37791).

(G) Incorporated by reference to registrant's Annual Report on Form 10-K for 1990.

(H) Incorporated by reference to registrant's Current Report on Form 8-K dated July 1, 1991.

(I) Incorporated by reference to the registrant's Annual Report on Form 10-K for 1991.

(J) Incorporated by reference to the registrant's Current Report on Form 8-K dated March 19, 1992 and Amendments No. 1 and No. 2 to its Current Report.

(K) Incorporated by reference to the registrant's Current Report on Form 8-K dated April 10, 1992 and Amendment No. 1 to its Current Report.

(L) Filed herewith.