Form 10-Q
period 1994-03-31
CAMBREX CORP
filed 1994-05-11
CIK 820081

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

        [X]  QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 for the quarterly period ended March 31, 1994
                                       OR
           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    for the transition period from ___________________ to __________________
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

            ONE MEADOWLANDS PLAZA, EAST RUTHERFORD, NEW JERSEY 07073
                    (Address of principal executive offices)

                                 (201) 804-3000
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No ___


                    APPLICABLE  ONLY  TO  CORPORATE  ISSUERS
         As of May 1, 1994, there were 5,226,497 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                   Form 10-Q

                   For The Three Months Ended March 31, 1994

                               Table of Contents


                                                                    Page No.
                                                                    --------
Part I        Financial information

              Condensed consolidated balance sheets as of
              March 31, 1994 and December 31, 1993                        3

              Condensed consolidated income statements
              for the three months ended March 31, 1994 and 1993          4

              Condensed consolidated statements of
              cash flows for the three months ended
              March 31, 1994 and 1993                                     5

              Notes to condensed consolidated financial
              statements                                                  6 - 8

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations               9 - 11

Part II       Other information

              Item 4.  Matters Submitted to a Vote of Securities
                         Holders                                          12

              Item 6.  Exhibits and Reports on Form 8-K                   12

Signatures                                                                13

Exhibit 11 - Computation of Earnings Per Share                            14

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (in thousands)

                                                                             March 31,              December 31,
                                                                               1994                     1993
                                                                             ---------              ------------
ASSETS
Current assets:
    Cash      . . . . . . . . . . . . . . . . . . . . . . . . . .            $    637                 $    161
    Trade and other receivables, less allowances
         for doubtful accounts of $291 and $355
         at respective dates  . . . . . . . . . . . . . . . . . .              32,457                   28,015
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .              35,924                   33,730
    Deferred tax asset  . . . . . . . . . . . . . . . . . . . . .               1,615                    1,315
    Other     . . . . . . . . . . . . . . . . . . . . . . . . . .               3,673                    3,557
                                                                              -------                  -------

         Total current assets . . . . . . . . . . . . . . . . . .              74,306                   66,778

Property, plant and equipment, net  . . . . . . . . . . . . . . .              96,662                   89,784
Intangible assets, net  . . . . . . . . . . . . . . . . . . . . .               8,689                    7,621
Other noncurrent assets . . . . . . . . . . . . . . . . . . . . .                 507                    2,662
                                                                              -------                  -------

         Total assets . . . . . . . . . . . . . . . . . . . . . .            $180,164                 $166,845
                                                                              =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities  . . . . . . . . . .            $ 21,490                 $ 20,872
    Income taxes payable  . . . . . . . . . . . . . . . . . . . .               3,699                    3,409
    Current portion of long-term debt . . . . . . . . . . . . . .               4,008                    4,000
                                                                              -------                  -------

         Total current liabilities  . . . . . . . . . . . . . . .              29,197                   28,281

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .              45,770                   36,261
Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . .               6,287                    5,986
Other noncurrent liabilities  . . . . . . . . . . . . . . . . . .               8,748                    8,748
                                                                              -------                  -------

         Total liabilities  . . . . . . . . . . . . . . . . . . .              90,002                   79,276
                                                                              -------                  -------

Stockholders' equity:
    Common stock  . . . . . . . . . . . . . . . . . . . . . . . .                 602                      601
    Additional paid-in capital  . . . . . . . . . . . . . . . . .              72,849                   72,627
    Retained earnings . . . . . . . . . . . . . . . . . . . . . .              27,717                   25,859
   Additional minimum pension liability . . . . . . . . . . . . .                (692)                  (1,030)

    Treasury stock, at cost; 803,532 and 819,049
       shares at respective dates . . . . . . . . . . . . . . . .             (10,314)                 (10,488)
                                                                              -------                  -------
         Total stockholders' equity . . . . . . . . . . . . . . .              90,162                   87,569
                                                                              -------                  -------
         Total liabilities and stockholders' equity . . . . . . .            $180,164                 $166,845
                                                                              =======                  =======


See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (unaudited)
                    (in thousands, except per-share amounts)

                                                                                        Three months ended
                                                                                              March 31,
                                                                                     ------------------------
                                                                                       1994             1993
                                                                                       ----             ----

Net revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 51,047         $ 47,648

Operating expenses:
    Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . .            39,644           35,729
    Selling, general and administrative . . . . . . . . . . . . . . . . . .             6,276            6,990
    Research and development  . . . . . . . . . . . . . . . . . . . . . . .             1,213            1,359
                                                                                      -------          -------
      Total operating expenses  . . . . . . . . . . . . . . . . . . . . . .            47,133           44,078
                                                                                      -------          -------

Operating profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,914            3,570

Other (income) expenses:
    Interest expense - net  . . . . . . . . . . . . . . . . . . . . . . . .               363              677
    Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               172              (69)
                                                                                      -------          -------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . .             3,379            2,962

Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . .             1,251            1,168
                                                                                      -------          -------

Net income    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  2,128         $  1,794
                                                                                      =======          =======
Weighted average shares outstanding:

         Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,638            5,169
         Fully diluted  . . . . . . . . . . . . . . . . . . . . . . . . . .             5,638            5,486

Net income per share:

         Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   0.38         $   0.35
                                                                                      =======          =======
         Fully diluted  . . . . . . . . . . . . . . . . . . . . . . . . . .          $   0.38         $   0.34
                                                                                      =======          =======


See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                        Three months ended
                                                                                              March 31,
                                                                                    -------------------------
                                                                                      1994              1993
                                                                                    -------           -------

Cash flows from operations  . . . . . . . . . . . . . . . . . . . . . . . .          $  5,261         $  4,834
Changes in assets and liabilities:
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (3,203)            (417)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (780)          (2,925)
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .               (14)            (157)
    Accounts payable and accrued liabilities  . . . . . . . . . . . . . . .            (1,649)          (1,002)
    Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . .               188              829
    Other noncurrent assets and liabilities . . . . . . . . . . . . . . . .             2,155            1,043
                                                                                      -------          -------
         Net cash provided from operations  . . . . . . . . . . . . . . . .             1,958            2,205
                                                                                      -------          -------
Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .           ( 3,861)          (2,912)
    Acquisition of businesses . . . . . . . . . . . . . . . . . . . . . . .           ( 7,255)          (5,800)
                                                                                      -------          -------
         Net cash (used in) investing activities  . . . . . . . . . . . . .           (11,116)          (8,712)
                                                                                      -------          ------

Cash flows from financing activities:
    Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (260)          (  236)
    Long-term debt activity (including current portion):  . . . . . . . . .
         Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . .            22,797           14,000
         Repayments . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (13,300)          (7,738)
    Proceeds from the issuance of common stock  . . . . . . . . . . . . . .                45              184
    Proceeds from the sale of treasury stock  . . . . . . . . . . . . . . .               352              336
                                                                                      -------          ------
         Net cash provided from financing activities  . . . . . . . . . . .             9,634            6,546
                                                                                      -------          -------
Net increase in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . .               476               39
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . .               161              564
                                                                                      -------          -------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . .          $    637         $    603
                                                                                      =======          =======
Supplemental disclosure:
    Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $    502         $    609
   Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  1,033         $  1,726


See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 (in thousands)

(1)      Basis of Presentation

         Unless otherwise indicated by the context, "Cambrex" or the "Company" means Cambrex Corporation and subsidiaries.

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 1993.

         The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and include material, labor, and overhead. Inventories at March 31, 1994 and December 31, 1993 consist of the following:

                                                            March 31,               December 31,
                                                               1994                     1993
                                                            ---------               ------------
         Finished goods . . . . . . . . . . . . .            $17,822                   $17,988
         Raw materials  . . . . . . . . . . . . .             16,382                    13,878
         Fuel oil and supplies  . . . . . . . . .              1,720                     1,864
                                                              ------                    ------
                                                             $35,924                   $33,730
                                                              ======                    ======

(3)      Earnings Per Common Share

         The calculation of primary earnings per common share is based on the weighted average number of common shares and common share equivalents outstanding during the applicable period. For 1993, fully diluted earnings per share assumes conversion of the outstanding convertible subordinated notes that were converted in September 1993, and the elimination of related interest expense net of tax.

4)       Acquisition

         On January 31, 1994, the Company completed the acquisition of the assets of Hexcel Corporation's fine chemicals business located in Middlesbrough, England, for approximately $7,300 and the assumption of certain current liabilities in the amount of $2,700. The facility is now known as Seal Sands Chemicals Ltd.

5)       Long-term Debt

         Long-term debt at March 31, 1994 and December 31, 1993 consists of the following:

                                                                             March 31,               December 31,
                                                                               1994                     1993
                                                                               ----                     ----

         Bank credit facilities (a) . . . . . . . . . . . . . . .            $ 45,608                 $ 36,111
         Capital lease  . . . . . . . . . . . . . . . . . . . . .                  20                       -
         Industrial development revenue bond  . . . . . . . . . .               4,150                    4,150
                                                                               ------                   ------
                   Subtotal . . . . . . . . . . . . . . . . . . .              49,778                   40,261
         Less:  current portion . . . . . . . . . . . . . . . . .               4,008                    4,000
                                                                               ------                   ------
                   Total  . . . . . . . . . . . . . . . . . . . .            $ 45,770                 $ 36,261
                                                                               ======                   ======

         (a) On January 31, 1994, the Company amended the Revolving Credit and Term Loan Agreement (Credit Agreement) with NBD Bank, N.A., National Westminster NJ, and United Jersey Bank. The new Credit Agreement provides for additional revolving credit facility flexibility as follows: It is designed to allow for automatic extensions of termination date. The current termination date is January 31, 1997. It permits the Company to specify a portion of the borrowing to be designated in various acceptable currencies. Under the Credit Agreement, the interest rate options available approximate London Interbank Offering Rates (LIBOR) for the appropriate currency plus no more than 1 1/2%, or the U.S. Prime Rate. On March 31, 1994, the rate was LIBOR+1%. A commitment fee of between 250/1000 of 1% and 125/1000 of 1% is paid on the unused portion of the revolving credit facilities. Additionally, the restrictive covenant for net worth was updated. All other covenants remain unchanged. The Company met all bank covenants for the first quarter of 1994.

 6)      Postemployment Benefits

         Statement of Financial Accounting Standard No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS 112) requires the recognition on an accrual basis of all types of postemployment benefits provided to former or inactive employees subsequent to employment but before retirement. The Company currently provides limited benefits in this regard.

         The Company will adopt SFAS 112 effective January 1, 1994, and is in the process of performing calculations to determine the impact of SFAS 112 implementation upon the Company's operating results.

(7)      Contingencies

         There have been no significant changes in the existing contingencies related to environmental issues. Refer to Form 10-K for the fiscal year ended December 31, 1993.

                      CAMBREX CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues for the first quarter 1994 increased 7% to $51,047,000 from $47,648,000 reported in the first quarter 1993. The $3,399,000 of increased revenue included sales from the Company's Seal Sands Chemicals Ltd. facility located in England, acquired on January 31, 1994, and sales from the March 12, 1993 acquisition of Viscosity Oil's fiber optic gel business. The first quarter saw increases in specialty and fine chemicals, performance chemicals and agricultural intermediates and additives.

                                                                                Three months ended
                                                                                     March 31,
                                                                               -------------------
                                                                                  (in thousands)

                                                                               1994           1993
                                                                               ----           ----
Revenues:
   Health & pharmaceuticals   . . . . . . . . . . . . . . . . . .            $ 14,238      $ 14,815
   Agricultural intermediates & additives   . . . . . . . . . . .              13,914        12,558
   Specialty & fine chemicals   . . . . . . . . . . . . . . . . .              13,280        11,354
   Performance chemicals  . . . . . . . . . . . . . . . . . . . .               7,341         5,310
   Coatings . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,014         4,867
                                                                               ------        ------

      Total gross revenues  . . . . . . . . . . . . . . . . . . .            $ 52,787      $ 48,904
                                                                               ======        ======
      Total net revenues  . . . . . . . . . . . . . . . . . . . .            $ 51,047      $ 47,648
                                                                               ======        ======

Health and Pharmaceuticals' revenues decreased $577,000 (4%) from 1993. This decrease was primarily due to reduced shipments of Vitamin B3 and its chemical precursors to customers in Europe. This sales decrease was caused by a combination of price competition and product quality issues. Partially offsetting this decrease were sales of a product used as an intermediate for cough syrups and a product used as a reducing agent in pharmaceutical production; sales of these products increased 10% due to shipments to new customers in India and in Europe. Also, a return to a normal sales level of our generic drug for ulcerative colitis resulted in a 40% increase in sales of this product.

Agricultural Intermediates and Additives' revenues increased by $1,356,000 (11%) over 1993. Key increases occurred in shipments of a niacinamide intermediate to India and the Asia-Pacific area and in the shipments of feed additives for the poultry industry. New capacity for feed additives was completed in the first quarter 1994.

Specialty and Fine Chemicals' revenues increased $1,926,000 (17%) over 1993. The acquisition of Seal Sands Chemicals Ltd. on January 31, 1994 accounted for a total of $2,440,000 in sales of specialty chemicals of which $2,200,000 are new to the Cambrex list of products. Reduced sales in this category include a product exported to a Japanese company for use as a photographic chemical intermediate, a product used in fashioning stone-washed jeans, and products used as catalysts in chemical manufacturing.

Performance Chemicals' revenues increased $2,031,000 (38%) from prior year. This increase was due to the acquisition of a complimentary fiber optic gel business in March 1993. The increased sales in the first quarter from this acquisition was $1,750,000. All the other telecommunication, encapsulants and adhesive products in this category either maintained or had increased sales levels.

Coatings' revenues decreased $853,000 (18%) from 1993. This decline was primarily due to a tolling agreement for biocides products that ended in May 1993.

Gross profit in the first quarter 1994 of $11,403,000 (22.3%) compared to $11,919,000 (25%) in the first quarter 1993. The decline in gross profit was due to manufacturing variances caused by lower production volumes, overtime and higher utility costs related to weather problems experienced in most of our plants during January and February. These problems have not been encountered since February and all of our plants are running at normal production levels.

Selling, general and administrative expenses as a percentage of net revenues was 14.7% in the first quarter 1994 versus 17.5% in 1993. The first quarter 1994 expense of $7,489,000 was $860,000 below 1993. The major item was recovery of $650,000 in legal costs as part of a settlement with insurance companies relating to coverage of environmental remediation costs. Reduced spending in selling and marketing, research and development and administration, including staff reductions, added to the reduction.

Interest expense for the first quarter decreased $314,000 from 1993. This decrease is due to recording the capitalization of interest costs of $175,000 in accordance with Statement of Financial Accounting Standard No. 34, and the elimination of higher interest debt including a capital lease and convertible 9% notes.

Other expenses for the first quarter 1994 was $172,000 compared with $69,000 in other income for the first quarter 1993. The key change was a settlement for $250,000 included in 1993, related to the termination of a contract by a customer.

Net income for the first quarter 1994 was $2,128,000 compared to $1,794,000 for the first quarter 1993. The earnings per share (fully diluted) in the first quarter 1994 were 38 cents, compared with 34 cents in 1993 (12% increase).

Statement of Financial Accounting Standard No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS 112) requires the recognition on an accrual basis of all types of postemployment benefits provided to former or inactive employees subsequent to employment but before retirement. The Company will adopt SFAS 112 effective January 1, 1994, and is in the process of performing calculations to determine the impact of SFAS 112 implementation upon the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources, in the opinion of management, adequately enable the Company to meet its needs for cash. Cash flow from operations decreased by less than $250,000, when compared to the first quarter of 1993, the most significant fluctuation reflecting increases in accounts receivable.

The highest expenditures in the quarter were from investing activities.
Capital expenditures of $3,861,000 for the first quarter 1994 were $949,000 higher than the prior year. The key capital expenditures were for a new manufacturing facility to meet a customer's requirements. Additional funds were used to acquire the assets of Hexcel Corporation's fine chemicals business located in Middlesbrough, England, now known as Seal Sands Chemicals Ltd. The assets were purchased for approximately $7,300,000 and the assumption of certain current liabilities in the amount of $2,700,000.

On January 31, 1994, the Company amended the Revolving Credit and Term Loan Agreement (Credit Agreement) with NBD Bank, N.A., National Westminster NJ, and United Jersey Bank. The new Credit Agreement provides for additional revolving credit facility flexibility as follows: It is designed to allow for automatic extensions of termination date. The current termination date is January 31, 1997. It permits the Company to specify a portion of the borrowing to be designated in various acceptable currencies. Under the Credit Agreement, the interest rate options available approximate London Interbank Offering Rates (LIBOR) for the appropriate currency plus no more than 1 1/2%, or the U.S. Prime Rate. A commitment fee of between 250/1000 of 1% and 125/1000 of 1% is paid on the unused portion of the revolving credit facilities. Additionally, the restrictive covenant for net worth was updated. All other covenants remain unchanged.

The quarterly cash dividend declared on January 27, 1994 was paid on February 25, 1994. On April 28, 1994, the Board of Directors declared a quarterly cash dividend on its common stock of 5 cents per share for all shareholders of record as of May 13, 1994. The dividend is payable on May 27, 1994.

                          PART II - OTHER INFORMATION
                      CAMBREX CORPORATION AND SUBSIDIARIES

Item 4.  Matters Submitted to a Vote of Securities Holders.

        At the annual meeting of stockholders held on April 28, 1994, Cyril C. Baldwin, Jr., George J. W. Goodman, Kathryn Rudie Harrigan, and Robert LeBuhn were elected to hold office as directors of the Company until the 1997 annual meeting of stockholders.

        The stockholders ratified the approval of the 1993 Senior Executive Stock Option Plan and awards thereunder. Of the 5,208,566 shares represented at the meeting, 3,460,543 votes were cast in favor of the ratification, 616,071 votes were cast against, and 1,629 abstained.

        The stockholders ratified the approval of the 1994 Stock Option Plan which includes a program of awards for non-employee directors. Of the 5,208,566 shares represented at the meeting, 3,444,043 votes were cast in favor of the ratification, 630,771 votes were cast against, and 3,529 abstained.

        In addition, the stockholders ratified the appointment of Coopers & Lybrand as the Company's independent accountants for 1994. Of the 5,208,566 shares represented at the meeting, 4,235,333 votes were cast in favor of the ratification of the appointment of Coopers & Lybrand as auditors, 604 votes were cast against, and 900 abstained.

Item 6.  Exhibits and Reports on Form 8-K

        a)    The exhibit filed as part of this report is listed below.

          Exhibit No.                Description
          -----------                ------------

               11                Statement of computation of per share earnings.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CAMBREX CORPORATION



                             By       /s/ Peter Tracey
                                      -----------------------------------------
                                      Peter Tracey
                                      Vice President
                                      (On behalf of the Registrant and
                                      as the Registrant's Principal
                                      Financial Officer)





Date:    May 11, 1994

                             EXHIBIT INDEX
                             --------------

Exhibit                                                          Page
  No.                         Description                         No.
- - --------             ---------------------------------          ------

   11                Statement of computation of per
                     share earnings.