Form 10-Q
period 1994-06-30
CAMBREX CORP
filed 1994-08-12
CIK 820081

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

        /X/  QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 1994
                                       OR
           /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    for the transition period from                     to
                                   -------------------    -------------------

                         Commission file number 1-10638

                              CAMBREX CORPORATION
                              -------------------
             (Exact name of registrant as specified in its charter)



         DELAWARE                                               22-2476135
         --------                                               ----------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


            ONE MEADOWLANDS PLAZA, EAST RUTHERFORD, NEW JERSEY 07073
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (201) 804-3000
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No
                                  -----       -----

                    APPLICABLE  ONLY  TO  CORPORATE  ISSUERS
         As of August 1, 1994, there were 5,247,024 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                   Form 10-Q

                      For The Quarter Ended June 30, 1994

                               Table of Contents


                                                                                        Page No.
                                                                                        --------
Part I           Financial information

                 Condensed consolidated balance sheets as of
                 June 30, 1994 and December 31, 1993                                          3

                 Condensed consolidated income statements
                 for the three months and six months
                 ended June 30, 1994 and 1993                                                 4

                 Condensed consolidated statements of
                 cash flows for the six months ended
                 June 30, 1994 and 1993                                                       5

                 Notes to condensed consolidated financial
                 statements                                                                   6 - 8

                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                9 - 11

Part II          Other information

                 Item 4.  Matters Submitted to a Vote of Securities
                          Holders                                                             12

                 Item 6.  Exhibits and Reports on Form 8-K                                    12

Signatures                                                                                    13

Exhibit 11 - Computation of Earnings Per Share                                                14

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (in thousands)

                                                                             June 30,            December 31,
                                                                                1994                 1993
                                                                             ---------           -------------
ASSETS
Current assets:
    Cash      . . . . . . . . . . . . . . . . . . . . . . . . . .           $      48                  $   161

    Trade and other receivables, less allowances
         for doubtful accounts of $430 and $355
         at respective dates  . . . . . . . . . . . . . . . . . .              32,815                   28,015
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .              39,040                   33,730
    Deferred tax asset  . . . . . . . . . . . . . . . . . . . . .               1,243                    1,315
    Other     . . . . . . . . . . . . . . . . . . . . . . . . . .               3,456                    3,557
                                                                               ------                   ------

         Total current assets . . . . . . . . . . . . . . . . . .              76,602                   66,778

Property, plant and equipment, net  . . . . . . . . . . . . . . .              97,099                   89,784
Intangible assets, net  . . . . . . . . . . . . . . . . . . . . .              11,780                    7,621
Other noncurrent assets . . . . . . . . . . . . . . . . . . . . .                 541                    2,662
                                                                              -------                  -------

         Total assets . . . . . . . . . . . . . . . . . . . . . .            $186,022                 $166,845
                                                                              =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities  . . . . . . . . . .            $ 23,761                 $ 20,872
    Income taxes payable  . . . . . . . . . . . . . . . . . . . .               3,305                    3,409
    Current portion of long-term debt . . . . . . . . . . . . . .               4,008                    4,000
                                                                              -------                  -------

         Total current liabilities  . . . . . . . . . . . . . . .              31,074                   28,281

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .              45,737                   36,261
Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . .               6,793                    5,986
Other noncurrent liabilities  . . . . . . . . . . . . . . . . . .               8,748                    8,748
                                                                              -------                  -------

         Total liabilities  . . . . . . . . . . . . . . . . . . .              92,352                   79,276
                                                                              -------                  -------

Stockholders' equity:
    Common stock  . . . . . . . . . . . . . . . . . . . . . . . .                 603                      601
    Additional paid-in capital  . . . . . . . . . . . . . . . . .              73,014                   72,627
    Retained earnings . . . . . . . . . . . . . . . . . . . . . .              30,846                   25,859
    Additional minimum pension liability  . . . . . . . . . . . .                (692)                  (1,030)

    Treasury stock, at cost; 786,913 and 819,049
       shares at respective dates . . . . . . . . . . . . . . . .             (10,101)                 (10,488)
                                                                             --------                 --------

         Total stockholders' equity . . . . . . . . . . . . . . .              93,670                   87,569
                                                                             --------                 --------

         Total liabilities and stockholders' equity . . . . . . .           $ 186,022                $ 166,845
                                                                             ========                 ========


See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (unaudited)
                    (in thousands, except per-share amounts)

                                                       Three months ended               Six months ended
                                                            June 30,                         June 30,
                                                      --------------------            ---------------------
                                                      1994            1993            1994             1993
                                                      ----            ----            ----             ----
Net revenues  . . . . . . . . . . . . . . .         $ 58,224         $ 52,779        $109,271         $100,427

Operating expenses:
    Cost of goods sold  . . . . . . . . . .           43,631           38,569          83,275           74,299
    Selling, general and administrative
      expenses  . . . . . . . . . . . . . .            7,938            7,687          14,214           14,677
    Research and development  . . . . . . .            1,188            1,464           2,401            2,823
                                                     -------          -------         -------          -------
      Total operating expenses  . . . . . .           52,757           47,720          99,890           91,799
                                                     -------          -------         -------          -------

Operating profit  . . . . . . . . . . . . .            5,467            5,059           9,381            8,628

Other (income) expenses:
    Interest expense - net  . . . . . . . .              670              727           1,033            1,404
    Other - net . . . . . . . . . . . . . .             (219)             243             (47)             173
                                                     -------          -------          -------          ------

Income before income taxes  . . . . . . . .            5,016            4,089           8,395            7,051

Provision for income taxes  . . . . . . . .            1,636            1,662           2,887            2,830
                                                     -------           ------         -------          -------

Net income    . . . . . . . . . . . . . . .         $  3,380          $ 2,427        $  5,508         $  4,221
                                                     =======           ======         =======          =======

Weighted average shares outstanding:

         Primary  . . . . . . . . . . . . .            5,648            5,191           5,643            5,174
         Fully diluted  . . . . . . . . . .            5,648            5,466           5,643            5,468

Net income per share:

         Primary  . . . . . . . . . . . . .         $   0.60          $  0.47        $   0.98         $   0.82
                                                     =======          =======         =======          =======
         Fully diluted  . . . . . . . . . .         $   0.60          $  0.45        $   0.98         $   0.79
                                                     =======          =======         =======          =======


See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                         Six months ended
                                                                                              June 30,
                                                                                     -------------------------
                                                                                       1994              1993
                                                                                     -------           -------
Cash flows from operations  . . . . . . . . . . . . . . . . . . . . . . . .          $ 13,057          $ 9,531
Changes in assets and liabilities:
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (3,561)          (3,105)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,714)          (3,382)
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .               203              (24)
    Accounts payable and accrued liabilities  . . . . . . . . . . . . . . .               623            1,946
    Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . .              (206)             928
    Other noncurrent assets and liabilities . . . . . . . . . . . . . . . .             2,121              881
                                                                                      -------          -------

         Net cash provided from operations  . . . . . . . . . . . . . . . .             9,523            6,775
                                                                                      -------          -------

Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .            (7,514)          (6,209)
    Acquisition of businesses . . . . . . . . . . . . . . . . . . . . . . .           (11,840)         ( 5,800)
                                                                                       ------           ------
         Net cash (used in) investing activities  . . . . . . . . . . . . .           (19,354)         (12,009)
                                                                                       ------           ------

Cash flows from financing activities:
    Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (521)            (479)
    Long-term debt activity (including current portion):  . . . . . . . . .
         Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . .            35,664           21,804
         Repayments . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (26,200)         (16,591)
    Proceeds from the issuance of common stock  . . . . . . . . . . . . . .                59              217
    Proceeds from the sale of treasury stock  . . . . . . . . . . . . . . .               716              661
                                                                                       ------          -------

         Net cash provided from financing activities  . . . . . . . . . . .             9,718            5,612
                                                                                       ------          -------

Net increase in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . .              (113)             378

Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . .               161              564
                                                                                       ------          -------

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . .           $    48         $    942
                                                                                       ======          =======

Supplemental disclosure:
    Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 1,307         $  1,344
    Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 2,289         $  2,851


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

         The results of operations for the six months ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and include material, labor, and overhead. Inventories at June 30, 1994 and December 31, 1993 consist of the following:

                                                             June 30,              December 31,
                                                               1994                    1993
                                                            ---------             ---------------
         Finished goods . . . . . . . . . . . . .            $19,864                   $17,988
         Raw materials  . . . . . . . . . . . . .             17,013                    13,878
         Fuel oil and supplies  . . . . . . . . .              2,163                     1,864
                                                              ------                    ------
                                                             $39,040                   $33,730
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

4)       Acquisition

         On January 31, 1994, the Company completed the acquisition of the assets of Hexcel Corporation's fine chemicals business located in Middlesbrough, England, for approximately $7,300 and the assumption of certain current liabilities in the amount of $2,700. The facility is now known as Seal Sands Chemicals Ltd. On May 27, 1994, the Company purchased the Topanol product line from Zeneca Limited to compliment its operations at the Seal Sands facility.

5)       Long-term Debt

         Long-term debt at June 30, 1994 and December 31, 1993 consists of the following:

                                                                             June 30,                December 31,
                                                                              1994                      1993
                                                                              ----                      ----
         Bank credit facilities (a) . . . . . . . . . . . . . . .            $ 45,575                  $36,111
         Capital lease  . . . . . . . . . . . . . . . . . . . . .                  20                        0
         Industrial development revenue bond  . . . . . . . . . .               4,150                    4,150
                                                                               ------                   ------
                   Subtotal . . . . . . . . . . . . . . . . . . .              49,745                   40,261
         Less:  current portion . . . . . . . . . . . . . . . . .               4,008                    4,000
                                                                               ------                   ------
                   Total  . . . . . . . . . . . . . . . . . . . .            $ 45,737                 $ 36,261
                                                                               ======                   ======

         (a) On January 31, 1994, the Company amended the Revolving Credit and Term Loan Agreement (Credit Agreement) with NBD Bank, N.A., National Westminster NJ, and United Jersey Bank. The new Credit Agreement provides for additional revolving credit facility flexibility as follows: It is designed to allow for automatic extensions of termination date. The current termination date is January 31, 1997. It permits the Company to specify a portion of the borrowing to be designated in various acceptable currencies. Under the Credit Agreement, the interest rate options available approximate London Interbank Offering Rates (LIBOR) for the appropriate currency plus no more than 1 1/2%, or the U.S. Prime Rate. On June 30, 1994, the rate was LIBOR+1%. A commitment fee of between 250/1000 of 1% and 125/1000 of 1% is paid on the unused portion of the revolving credit facilities. Additionally, the restrictive covenant for net worth was updated. All other covenants remain unchanged. The Company met all bank covenants for the first half of 1994.

 6)      Postemployment Benefits

         Statement of Financial Accounting Standard No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS 112) requires the recognition on an accrual basis of all types of postemployment benefits provided to former or inactive employees subsequent to employment but before retirement. The Company currently provides limited benefits in this regard.

         The Company will adopt SFAS 112 effective January 1, 1994. The impact of SFAS 112 implementation upon the Company's operating results is expected to be immaterial.

(7)      Contingencies

         There have been no significant changes in the existing contingencies related to environmental issues. Refer to Form 10-K for the fiscal year ended December 31, 1993.

                      CAMBREX CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The second quarter 1994 net revenues increased 10% to $58,224,000 from $52,779,000 in the previous year. The $5,445,000 of increased revenue included sales from the Company's Seal Sands Chemicals Ltd. facility located in England, acquired on January 31, 1994, and from the agricultural intermediates and additives products, which increased by $4,228,000 over the second quarter 1993.

                                                       Three months ended               Six months ended
                                                             June 30,                      June 30,
                                                       ---------------------          -------------------
                                                          (in thousands)                (in thousands)

                                                         1994          1993          1994            1993
                                                         ----          ----          ----            ----
Revenues:
  Health & pharmaceuticals  . . . . . . . . . . .     $ 14,372      $ 14,731      $  28,610       $  29,546
  Agricultural intermediates
      & additives   . . . . . . . . . . . . . . .       16,745        12,517         30,659          25,074
  Specialty & fine chemicals  . . . . . . . . . .       16,603        13,736         29,883          25,090
  Performance chemicals   . . . . . . . . . . . .        8,147         9,069         15,488          14,379
  Coatings  . . . . . . . . . . . . . . . . . . .        4,975         4,158          8,989           9,025
                                                        ------        ------        -------         -------

      Total gross revenues  . . . . . . . . . . .     $ 60,842      $ 54,211      $ 113,629       $ 103,114
                                                        ======        ======        =======         =======
      Total net revenues  . . . . . . . . . . . .     $ 58,224      $ 52,779        109,271         100,427
                                                        ======        ======        =======         =======

Health and Pharmaceuticals' revenues decreased $359,000 (2%) from 1993. Shipments of USP Vitamin B(3) and its chemical precursors declined due to customers changing order patterns and reduced sales to foreign markets. These decreases have been offset by a 64% increase in our generic drug used for ulcerative colitis, and a new product under contract at our Zeeland facility, used as an intermediate for over-the-counter cough suppressants.

Agricultural Intermediates and Additives' revenues increased by $4,228,000 (34%) over 1993. The continued growth in this market is due to a 50% increase in shipments for feed additives used to enhance chicken growth, improve feed performance and control disease. Feed Grade Vitamin B3 and its intermediates had an 80% increase in sales due to a recovery in sales to the Asia/Pacific area and the added capability of bagging the finished product that allowed penetration of the European market.

Specialty and Fine Chemicals' revenues increased $2,867,000 (21%) over 1993. Seal Sands Chemicals Ltd. (acquired on January 31, 1994) accounted for $3,613,000 in sales of specialty chemicals of which $3,300,000 are new products to Cambrex. Reduced sales in this category were due mainly to reduced domestic and foreign shipments of photographic chemical intermediates.

Performance Chemicals' revenues decreased $922,000 (10%) from prior year. The decline was due to the elimination of a low margin fiber optic gel product, and reduced sales of encapsulants due to loss of a major customer last year in the U.S. and a decline in sales to a key international customer.

Coatings' revenues increased $817,000 (20%) over 1993. This improvement was due to improved market conditions in paints and coatings demand by the automotive and housing industries.

Gross profit in the second quarter 1994 of $14,593,000 (25.1% of sales) compared to $14,210,000 (26.9% of sales) in the second quarter 1993. The margin percentage was adversely affected by decreases in the price of pyridine and its derivatives; both the domestic and foreign markets have been under increased competitive pressure. Recent acquisitions also adversely affected margins, as these new businesses initally generate below normal margins.

Selling, general and administrative expenses as a percentage of net revenues was 15.7% in the second quarter 1994 versus 17.3% in 1993. The second quarter 1994 expense of $9,126,000 was $25,000 below 1993. Reduced spending in sales and marketing and research and development was due to staff reductions, and non-renewal of outside research contracts. Higher administrative costs reflected the added cost of the Seal Sands acquisition, partially offset by staff reductions.

Interest expense for the second quarter decreased $57,000 from 1993. This decrease is due to recording the capitalization of interest costs and the elimination in the third and fourth quarters 1993 of higher interest debt including a capital lease and convertible 9% notes. This reduction was offset by borrowings required for the Seal Sands acquisition.

Other income for the second quarter 1994 was $219,000 compared with $243,000 in other expense for the second quarter 1993. The key change was an accounting reclassification at Seal Sands to record expenses consistent with Cambrex policies.

The provision for income taxes was reviewed during the second quarter and has been reduced from 39.5% to approximately 34% for 1994. A favorable adjustment of $250,000 was recorded in the second quarter.

Net income for the second quarter 1994 was $3,380,000 compared to $2,427,000 for the second quarter 1993. The earnings per share (fully diluted) in the second quarter 1994 were 60 cents, compared with 45 cents in 1993 (33% increase).

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources, in the opinion of management, adequately enable the Company to meet its needs for cash. Cash flow from operations increased by $2,748,000, when compared to the first half of 1993. The majority of this increase is derived from higher net income and additional depreciation and amortization charges.

The key expenditures in the quarter were from investing activities. Capital expenditures of $7,514,000 for the first half of 1994 were $1,305,000 higher than the prior year. The major capital expenditures were for a new facility to generate steam at our Charles City, Iowa plant and for a project at our Zeeland, Michigan plant providing facilities to manufacture a new product for a major customer. Funds were expended to acquire the assets of Hexcel's fine chemicals business in Middlesbrough, England, and to subsequently acquire a product line complimentary to this business.

The quarterly cash dividend declared on April 28, 1994 was paid on May 27, 1994. On July 28, 1994, the Board of Directors declared a quarterly cash dividend on its common stock of 5 cents per share for all shareholders of record as of August 12, 1994. The dividend is payable on August 26, 1994.

                          PART II - OTHER INFORMATION
                      CAMBREX CORPORATION AND SUBSIDIARIES

Item 4.  Matters Submitted to a Vote of Securities Holders.

        Refer to Form 10-Q for the quarterly period ended March 31, 1994.

Item 6.  Exhibits and Reports on Form 8-K

        a)       The exhibit filed as part of this report is listed below.

            Exhibit No.                          Description
            -----------                          -----------
              11                              Statement of computation of per share earnings.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CAMBREX CORPORATION



                                      By       /s/ Peter Tracey
                                               ---------------------------------
                                               Peter Tracey
                                               Vice President
                                               (On behalf of the Registrant and
                                               as the Registrant's Principal
                                               Financial Officer)






Date:    August 11, 1994

                                EXHIBIT INDEX

            Exhibit No.                          Description
            -----------                          -----------
              11                              Statement of computation of per share earnings.