Form 10-Q
period 1994-09-30
CAMBREX CORP
filed 1994-11-14
CIK 820081

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

       /X/  QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended September 30, 1994
                                              ------------------
                                       OR
            / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    for the transition period from                     to
                                   -------------------    ------------------
                         Commission file number 1-10638
                                                -------

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

                               Yes  X      No
                                   ---        ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS
         As of November 1, 1994, there were 5,298,604 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                   Form 10-Q

                    For The Quarter Ended September 30, 1994

                               Table of Contents


                                                                                                Page No.
                                                                                                --------
Part I           Financial information

                 Condensed consolidated balance sheets as of
                 September 30, 1994 and December 31, 1993                                             3

                 Condensed consolidated income statements
                 for the three months and nine months
                 ended September 30, 1994 and 1993                                                    4

                 Condensed consolidated statements of
                 cash flows for the nine months ended
                 September 30, 1994 and 1993                                                          5

                 Notes to condensed consolidated financial
                 statements                                                                           6 - 8

                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                        9 - 12

Part II          Other information

                 Item 4.  Matters Submitted to a Vote of Securities
                          Holders                                                                     13

                 Item 6.  Exhibits and Reports on Form 8-K                                            13

Signatures                                                                                            14

Exhibit 11 - Computation of Earnings Per Share                                                        15

Exhibit 27 - Financial Data Schedule                                                                  16

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (in thousands)

                                                                           September 30,            December 31,
                                                                               1994                     1993
                                                                           -----------             -------------
ASSETS
Current assets:
    Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $      48                 $    161
    Trade and other receivables, less allowances
         for doubtful accounts of $335 and $355
         at respective dates  . . . . . . . . . . . . . . . . . .              35,297                   28,015
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .              35,171                   33,730
    Deferred tax asset  . . . . . . . . . . . . . . . . . . . . .               1,213                    1,315
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,421                    3,557
                                                                               ------                   ------

         Total current assets . . . . . . . . . . . . . . . . . .              75,150                   66,778

Property, plant and equipment, net  . . . . . . . . . . . . . . .              98,167                   89,784
Intangible assets, net  . . . . . . . . . . . . . . . . . . . . .              11,320                    7,621
Other noncurrent assets . . . . . . . . . . . . . . . . . . . . .               1,287                    2,662
                                                                              -------                  -------

         Total assets . . . . . . . . . . . . . . . . . . . . . .            $185,924                 $166,845
                                                                              =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities  . . . . . . . . . .            $ 27,229                 $ 20,872
    Income taxes payable  . . . . . . . . . . . . . . . . . . . .               3,582                    3,409
    Current portion of long-term debt . . . . . . . . . . . . . .               4,010                    4,000
                                                                              -------                  -------

         Total current liabilities  . . . . . . . . . . . . . . .              34,821                   28,281

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .              38,306                   36,261
Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . .               7,195                    5,986
Other noncurrent liabilities  . . . . . . . . . . . . . . . . . .               8,748                    8,748
                                                                              -------                  -------

         Total liabilities  . . . . . . . . . . . . . . . . . . .              89,070                   79,276
                                                                              -------                  -------

Stockholders' equity:
    Common stock  . . . . . . . . . . . . . . . . . . . . . . . .                 607                      601
    Additional paid-in capital  . . . . . . . . . . . . . . . . .              73,423                   72,627
    Retained earnings . . . . . . . . . . . . . . . . . . . . . .              33,024                   25,859
    Cumulative translation adjustment . . . . . . . . . . . . . .                 411
    Additional minimum pension liability . . . . . . . . . . . . .               (692)                  (1,030)

   Treasury stock, at cost; 770,966 and 819,049
       shares at respective dates . . . . . . . . . . . . . . . .             ( 9,919)                 (10,488)
                                                                               ------                 --------

         Total stockholders' equity . . . . . . . . . . . . . . .              96,854                   87,569
                                                                             --------                 --------

         Total liabilities and stockholders' equity . . . . . . .           $ 185,924                $ 166,845
                                                                             ========                 ========


See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (unaudited)
                    (in thousands, except per-share amounts)

                                                       Three months ended                Nine months ended
                                                          September 30,                     September 30,
                                                    -------------------------         -------------------------
                                                      1994            1993              1994             1993
                                                      ----            ----              ----             ----
Net revenues  . . . . . . . . . . . . . . .         $ 57,608         $ 48,065        $166,879         $148,493

Operating expenses:
    Cost of goods sold  . . . . . . . . . .           44,343           34,654         127,618          108,954
    Selling, general and administrative
      expenses  . . . . . . . . . . . . . .            7,559            7,453          21,773           22,130
    Research and development  . . . . . . .            1,211            1,535           3,612            4,358
                                                     -------          -------         -------          -------
      Total operating expenses  . . . . . .           53,113           43,642         153,003          135,442
                                                     -------          -------         -------          -------

Operating profit  . . . . . . . . . . . . .            4,495            4,423          13,876           13,051

Other (income) expenses:
    Interest expense - net  . . . . . . . .              496              729           1,529            2,133
    Other - net . . . . . . . . . . . . . .              121               75              74              248
                                                     -------          -------         -------          -------

Income before income taxes  . . . . . . . .            3,878            3,619          12,273           10,670

Provision for income taxes  . . . . . . . .            1,438            1,425           4,325            4,255
                                                     -------           ------         -------          -------

Net income    . . . . . . . . . . . . . . .         $  2,440          $ 2,194        $  7,948         $  6,415
                                                     =======           ======         =======          =======

Weighted average shares outstanding:

         Primary  . . . . . . . . . . . . .            5,679            5,273           5,655            5,208
         Fully diluted  . . . . . . . . . .            5,711            5,482           5,693            5,473

Net income per share:

         Primary  . . . . . . . . . . . . .        $    0.43         $   0.42        $   1.41          $  1.23
                                                     =======          =======         =======           ======
         Fully diluted  . . . . . . . . . .        $    0.43         $   0.41        $   1.40          $  1.20
                                                     =======          =======         =======           ======


See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                         Nine months ended
                                                                                            September 30,
                                                                                     -------------------------
                                                                                       1994             1993
                                                                                      -------          -------
Cash flows from operations  . . . . . . . . . . . . . . . . . . . . . . . .          $ 17,849          $16,367
Changes in assets and liabilities:
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (6,043)           1,329
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,155           (3,075)
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .               238             (276)
    Accounts payable and accrued liabilities  . . . . . . . . . . . . . . .             4,091             (546)
    Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . .                71             (410)
    Other noncurrent assets and liabilities . . . . . . . . . . . . . . . .             3,175              660
                                                                                      -------          -------
         Net cash provided from operations  . . . . . . . . . . . . . . . .            20,536           14,049
                                                                                      -------          -------

Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .           (11,842)         (10,558)
    Acquisition of businesses . . . . . . . . . . . . . . . . . . . . . . .           (11,840)         ( 5,904)
                                                                                       ------           ------
         Net cash (used in) investing activities  . . . . . . . . . . . . .           (23,682)         (16,462)
                                                                                       ------           ------

Cash flows from financing activities:
    Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (783)            (725)
    Long-term debt activity (including current portion):
         Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . .            44,714           27,800
         Repayments . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (42,679)         (25,616)
    Proceeds from the issuance of common stock  . . . . . . . . . . . . . .               285              330
    Proceeds from the sale of treasury stock  . . . . . . . . . . . . . . .             1,085            1,018
                                                                                      -------          -------
         Net cash provided from financing activities  . . . . . . . . . . .             2,622            2,807
                                                                                      -------          -------

Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . . .               411               -
                                                                                      -------          -------

Net increase in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . .              (113)             394

Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . .               161              564
                                                                                      -------          -------

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . .          $     48         $    958
                                                                                      =======          =======

Supplemental disclosure:
    Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  2,757         $  2,167
    Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  3,038         $  3,997

Noncash investing and financing activity:
    Conversion of subordinated notes to common stock  . . . . . . . . . . .                 -         $  3,990

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

         The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and include material, labor, and overhead. Inventories at September 30, 1994 and December 31, 1993 consist of the following:

                                                         September 30,            December 31,
                                                              1994                   1993
                                                         --------------         --------------
         Finished goods . . . . . . . . . . . . .           $ 17,623                 $ 17,988
         Raw materials  . . . . . . . . . . . . .             15,269                   13,878
         Fuel oil and supplies  . . . . . . . . .              2,279                    1,864
                                                             -------                  -------
                                                            $ 35,171                 $ 33,730
                                                             =======                  =======

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

4)       Acquisitions

         On October 12, 1994, the Company completed the acquisition of the stock of Nobel's Pharma Chemistry Business (the "Business") from Akzo Nobel for approximately $126,000. The Business consists of Nobel Chemicals A.B. in Karlskoga, Sweden, Profarmaco Nobel S.r.l. in Milan, Italy, and sales companies in Germany, England and the United States.

         On January 31, 1994, the Company completed the acquisition of the assets of Hexcel Corporation's fine chemicals business located in Middlesbrough, England, for approximately $7,300 and the assumption of certain current liabilities in the amount of $2,700. The facility is now known as Seal Sands Chemicals Ltd. On May 27, 1994, the Company purchased the Topanol product line from Zeneca Limited to compliment its operations at the Seal Sands facility. Financial results are included in the consolidated financial statements for the nine months ended September 30, 1994.

5)       Long-term Debt

         Long-term debt at September 30, 1994 and December 31, 1993 consists of the following:

                                                                           September 30,             December 31,
                                                                               1994                      1993
                                                                               ----                      ----
         Bank credit facilities . . . . . . . . . . . . . . . . .            $ 38,149                 $ 36,111
         Capital lease  . . . . . . . . . . . . . . . . . . . . .                  17                        0
         Industrial development revenue bond  . . . . . . . . . .               4,150                    4,150
                                                                               ------                   ------
                   Subtotal . . . . . . . . . . . . . . . . . . .              42,316                   40,261
         Less:  current portion . . . . . . . . . . . . . . . . .               4,010                    4,000
                                                                               ------                   ------
                   Total  . . . . . . . . . . . . . . . . . . . .            $ 38,306                 $ 36,261
                                                                               ======                   ======


         On September 21, 1994, the Company entered into a new Loan Agreement (Credit Agreement) with NBD Bank, N.A., United Jersey Bank, National Westminster Bank NJ, Wachovia Bank of Georgia, N.A., BHF-Bank, the First National Bank of Boston, Chemical Bank New Jersey, N.A., and National City Bank. This new Loan Agreement replaces the existing Revolving Credit and Term Loan Agreement with NBD Bank, N.A., United Jersey Bank, and National Westminster Bank NJ. The new Credit Agreement provides for a bridge loan in the aggregate principal amount of $50,000, a term loan in the aggregate principal amount of $75,000, and a revolving credit facility in the aggregate principal amount of $100,000.

Long-Term Debt continued

         The new Credit Agreement permits the Company to choose between various interest rate options and to specify the portion of the borrowing to be covered by specific interest rate options. Under the Revolving Credit Agreement and Bridge Loan, the interest rate options available to the Company are: (a) U.S. prime rate plus the applicable margin (ranging from 0% to 3/4 of 1%) or (b) LIBOR plus the applicable margin (ranging from 1/2 of 1% to 2%). The applicable margin is adjusted based upon the Funded Indebtedness to Cash Flow Ratio of Cambrex Corporation. The Term Loan will have the same options plus 1/2%. Additionally, the Company pays a commitment fee of between 1/5 of 1% and 3/8 of 1% on the unused portion of the Revolving Credit facilities.

         On October 11, 1994, $32,200 and L4,265 ($6,734) from the new Loan
Agreement were used to satisfy the prior Credit Agreement. On October 12, 1994, $126,000 from the new Loan Agreement was used to purchase the stock of Nobel's Pharma Chemistry Business.

         The Company met all the bank covenants for the third quarter of 1994.

 6)      Postemployment Benefits

         Statement of Financial Accounting Standard No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS 112) requires the recognition on an accrual basis of all types of postemployment benefits provided to former or inactive employees subsequent to employment but before retirement. The Company currently provides limited benefits in this regard and has determined the implementation effect of SFAS 112 to be immaterial.

(7)      Contingencies

         Refer to Form 10-K for the fiscal year ended December 31, 1993, for disclosure of existing contingencies related to environmental issues. Presented below is a subsequent development in a matter that was disclosed in Form 10-K.

         On October 21, 1994, CasChem, Inc., a subsidiary of Cambrex announced that it had agreed to a settlement of legal proceedings associated with a 1990 investigation by agents of the Federal Bureau of Investigation and the Environmental Protection Agency at Caschem's Bayonne, New Jersey facility. Under an agreement with the United States Attorney's office in Newark, CasChem agreed to pay a fine of $1 million in connection with a drum of material determined to be hazardous waste that was stored longer than the legally permitted 90-day period. There will be no impact on the Company's financial results since current reserves are adequate to cover the payments.

                      CAMBREX CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The third quarter 1994 net revenues increased 20% to $57,608,000 from $48,065,000 in the previous year. The $9,543,000 of increased revenue included sales from the Company's Seal Sands Chemicals Ltd. facility in England, acquired on January 31, 1994. Third quarter sales increased in our health and pharmaceuticals, specialty and fine chemicals, and coatings products.

                                                        Three months ended                Nine months ended
                                                           September 30,                    September 30,
                                                       ---------------------          -----------------------
                                                          (in thousands)                  (in thousands)

                                                       1994           1993            1994            1993
                                                       ----           ----            ----            ----
Revenues:
  Health & pharmaceuticals  . . . . . . . . . . .     $ 15,167      $ 13,007      $  43,777       $  42,553
  Agricultural intermediates
      & additives   . . . . . . . . . . . . . . .       13,593        11,304         44,252          36,378
  Specialty & fine chemicals  . . . . . . . . . .       17,607        12,318         47,490          37,408
  Performance chemicals   . . . . . . . . . . . .        8,523         8,915         24,011          23,294
  Coatings  . . . . . . . . . . . . . . . . . . .        4,450         4,012         13,438          13,037
                                                        ------        ------        -------         -------

      Total gross revenues  . . . . . . . . . . .     $ 59,340      $ 49,556      $ 172,968       $ 152,670
                                                        ======        ======        =======         =======
      Total net revenues  . . . . . . . . . . . .     $ 57,608      $ 48,065        166,879         148,493
                                                        ======        ======        =======         =======

        Health and Pharmaceuticals' revenues increased $2,160,000 (17%) from third quarter 1993. Growth in this category has been achieved with a contract for producing a new product used in the synthesis of an over-the-counter cough suppressant, and the continued strong increase in sales of a generic drug used for the treatment of ulcerative colitis. A portion of this increase is from export markets.

        Agricultural Intermediates and Additives' revenues increased by $2,289,000 (20%) over 1993. Feed grade Vitamin B3 and its intermediates increased in sales due to volume increases worldwide. However, these sales were adversely affected by pricing competition. Other pyridine derivatives used in crop protection had higher sales to India and China. Price increases for pyridine derivatives are occurring in the fourth quarter, with feed grade Vitamin B3 price increases due to take effect at the beginning of 1995.

        Specialty and Fine Chemicals' revenues increased $5,289,000 (43%) over 1993. Seal Sands Chemicals Ltd. (acquired on January 31, 1994) accounted for $4,134,000 in sales of specialty chemicals of which $3,800,000 are new products to Cambrex. Increases occurred due to the addition of several new catalyst customers; new use of a fire retardant material now used as a dye receptor in acrylic yarns; and growth in pyridine derivatives.

        Performance Chemicals' revenues decreased $392,000 (4%) from prior year. The decline was due to a customer's delay in starting up a new line which uses our fiber optic gel product, and reduced sales of encapsulants due to the loss of a major domestic customer.

        Coatings' revenues increased $438,000 (11%) over 1993. This improvement was due to additional sales to two customers not present in 1993, and to general market improvement in the paints and coatings industry which uses our castor oil based products.

        Gross profit in the third quarter 1994 of $13,265,000 (23.0% of sales), compared to $13,411,000 (27.9% of sales) in the third quarter 1993. The margin percentage was adversely affected by continued decreases in the price of pyridine and its derivatives, and the increased costs of major raw materials used in the pyridine synthesis. The gross margin has also been negatively affected by additional startup costs associated with a contract for production of a new product.

        Selling, general and administrative expenses as a percentage of net revenues was 15.2% in the third quarter 1994 versus 18.7% in 1993. The third quarter 1994 expense of $8,770,000 was $218,000 below 1993. Reductions in sales and marketing, and outside research and development expenditures were due mainly to cost reduction efforts put in practice during the first quarter 1994. Higher administrative costs included the added cost of the Seal Sands acquisition, but even these additions have been offset by cost reductions.

        Interest expense for the third quarter decreased $233,000 from 1993. This decrease is due to recording the capitalization of interest costs and the elimination in the third and fourth quarters 1993 of higher interest debt including a capital lease and convertible 9% notes.

        The provision for income taxes was reduced from 39.5% to approximately 37% for the third quarter. A favorable adjustment of $120,000 was recorded in the third quarter. The income tax rate for nine months is 35% and is expected to be approximately 34% by year end.

        Net income for the third quarter 1994 was $2,440,000 compared to $2,194,000 for the third quarter 1993. The earnings per share (fully diluted) in the third quarter 1994 were 43 cents, compared with 41 cents in 1993.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity and capital resources, in the opinion of management, adequately enable the Company to meet its needs for cash. Net cash flow from operations increased by $6,487,000, when compared to the first nine months of 1993. The majority of this increase is derived from higher net income and additional depreciation and amortization charges.

        The key expenditures in the quarter were from investing activities. Capital expenditures of $11,842,000 for the first nine months of 1994 were $1,284,000 higher than the prior year. The major capital expenditures were for a new facility to generate steam at our Charles City, Iowa plant and for a project at our Zeeland, Michigan plant providing facilities to manufacture a new product for a major customer. Funds were expended to acquire the assets of Hexcel's fine chemicals business in Middlesbrough, England, and to subsequently acquire a product line complimentary to this business.

        On October 12, 1994, the Company, through wholly owned subsidiaries, purchased Nobel's Pharma Chemistry Business (the "Business") from Akzo Nobel for approximately $126 million. The Business consists of Nobel Chemicals A.B., in Karlskoga, Sweden, Profarmaco Nobel S.r.l. in Milan, Italy, and sales companies in Germany, England, and the United States. Operations include the manufacture and sales of pharmaceutical active ingredients and intermediates, and specialty and fine chemicals.

        The funds used by the Company for the acquisition were supplied from borrowings under a new $225 million credit facility provided by a group of banks with NBD Bank, N.A., as agent. The Company entered into this new Loan Agreement (Credit Agreement) on September 21, 1994 with NBD Bank, N.A., United Jersey Bank, National Westminster Bank NJ, Wachovia Bank of Georgia, N.A., GHF-Bank, The First National Bank of Boston, Chemical Bank New Jersey, N.A., and National City Bank. This new Loan Agreement replaces the existing Revolving Credit and Term Loan Agreement with NBD Bank, N.A., United Jersey Bank, and National Westminster Bank NJ. The new Credit Agreement provides for a bridge loan in the aggregate principal amount of $50,000,000, a term loan in the aggregate principal amount of $75,000,000 and a revolving credit facility in the aggregate principal amount of $100,000,000.

        The new Credit Agreement permits the Company to choose between various interest rate options and to specify the portion of the borrowing to be covered by specific interest rate options. Under the Revolving Credit Agreement and Bridge Loan, the interest rate options available to the Company are: (a) U.S. prime rate plus the applicable margin (ranging from 0% to 3/4 of 1%) or (b) LIBOR plus the applicable margin (ranging from 1/2 of 1% to 2%). The applicable margin is adjusted based upon the Funded Indebtedness to Cash Flow Ratio of Cambrex Corporation. The Term Loan will have the same options plus 1/2%. Additionally, the Company pays a commitment fee of between 1/5 of 1% and 3/8 of 1% on the unused portion of the Revolving Credit facilities.

        On October 11, 1994, $32,200,000 and L4,265,000 ($6,734,000) from the
New Loan Agreement were used to satisfy the prior Credit Agreement.

        The quarterly cash dividend declared on July 28, 1994 was paid on August 26, 1994. On October 27, 1994, the Board of Directors declared a quarterly cash dividend on its common stock of 5 cents per share for all shareholders of record as of November 11, 1994. The dividend is payable on November 25, 1994.

ENVIRONMENTAL

        On October 21, 1994, CasChem, Inc., a subsidiary of Cambrex announced that it had agreed to a settlement of legal proceedings associated with a 1990 investigation by agents of the Federal Bureau of Investigation and the Environmental Protection Agency at CasChem's Bayonne, New Jersey facility. Under an agreement with the Unites States Attorney's office in Newark, CasChem agreed to pay a fine of $1 million in connection with a drum of material determined to be hazardous waste that was stored longer than the legally permitted 90-day period.

        This case has been defended for more than four and a half years. The settlement was reached in an effort to avoid large legal fees associated with a lengthy trial, as well as to alleviate continued distraction of management from operating the current business. There will be no impact on the Company's financial results since current reserves are adequate to cover the payment.

                          PART II - OTHER INFORMATION
                      CAMBREX CORPORATION AND SUBSIDIARIES

Item 4.  Matters Submitted to a Vote of Securities Holders.

        Refer to Form 10-Q for the quarterly period ended March 31, 1994.

Item 6.  Exhibits and Reports on Form 8-K

        a)       The exhibits filed as part of this report are listed below.

            Exhibit No.                          Description
            -----------                          -----------
                 11                              Statement of computation of per share earnings.

                 27                              Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CAMBREX CORPORATION



                            By       /s/ Peter Tracey
                                     ----------------------------------
                                     Peter Tracey
                                     Vice President
                                     (On behalf of the Registrant and
                                     as the Registrant's Principal
                                     Financial Officer)





Date:    November 10, 1994
         -----------------

                                EXHIBIT INDEX
                                -------------

Exhibit
   No.                        Description
- - -------                       -----------

   11              Statement of computation of per
                   share earnings.

   27              Financial Data Schedule