Form 10-K
CAMBREX CORP
filed 1995-03-24
CIK 820081

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NUMBER 1-10638

                              CAMBREX CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                                     22-2476135
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

            ONE MEADOWLANDS PLAZA,
         EAST RUTHERFORD, NEW JERSEY                              07073
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201)-804-3000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
             -------------------                          ---------------------
         Common Stock, $.10 par value                    American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $142,654,000 as of February 28, 1995.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of February 28, 1995, there were 5,435,067 shares outstanding of the registrant's Common Stock, $.10 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 1995 Annual Meeting are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1  BUSINESS.

GENERAL

     Cambrex Corporation (the "Company" or "Cambrex"), a Delaware corporation, began business in December 1981 through its predecessor, and now wholly-owned subsidiary, CasChem, Inc. ("CasChem").

     The Company manufactures and markets a broad line of specialty chemicals and commodity chemical intermediates and also manufactures chemicals to customer specifications. There are five product categories: health and pharmaceuticals; specialty and fine chemicals; agricultural intermediates and additives; performance chemicals; and coatings. Currently the Company is focusing on growing its health and pharmaceuticals and specialty and fine chemicals product categories, because the Company feels they offer the best prospects for sales growth and higher profitability.

     Within each of the product categories, the Company uses a consistent business approach:

          1. It focuses on niche products requiring high technical experience.

          2. Core products are those in which the Company is a leading supplier, and for which price competition is not the primary market determinant.

          3. Products and product lines are continually reviewed and those not meeting operating profit goals are eliminated and replaced with new products with higher returns.

     In order to manage a business with a large number of products and a dynamic business mix, the Company runs a decentralized organization. The business is conducted by eight subsidiary organizations headed by an experienced business manager. Each subsidiary controls all the resources required for the success of its business and is responsible for its financial performance. Cambrex Corporation provides oversight of the subsidiaries and, where performance is considered unsatisfactory, becomes directly involved to help correct any deficiencies. It also provides support services that are not fundamental to the success of the subsidiaries' business endeavors; such services include finances, risk management, and pension and benefits management.

     Important objectives of the Company are to expand its operations through internal growth and to make strategic acquisitions of product lines, technology and companies that have substantial positions in niche markets.

     The Company's plans for internal growth include:

     - developing new applications for technologies in which the Company has expertise;

     - expanding product offerings to increase use of existing equipment and resources; and

     - expanding domestic and international markets for existing products.

     On October 12, 1994, the Company completed the acquisition of the stock of Nobel's Pharma Chemistry Business ("Nobel/Profarmaco") from Akzo Nobel for approximately $126,000,000. The business consists of Nobel Chemicals AB in Karlskoga, Sweden, Profarmaco Nobel S.r.1. in Milan, Italy and sales companies in Germany, England and the United States. Nobel/Profarmaco manufactures fine chemical intermediates and bulk active ingredients for pharmaceutical products.

     On January 31, 1994, Cambrex purchased substantially all of the assets of Hexcel Corporation's fine chemicals business located in Middlesbrough, England, for approximately $7,400,000 and the assumption of certain current liabilities in the amount of $2,100,000. The business, now known as Seal Sands Chemicals, Ltd. ("Seal Sands"), manufactures chemical intermediates used in the pharmaceutical, photographic, water treatment, health care, and plastics industries. On May 27, 1994, the Company purchased the Topanol product line from Zeneca Limited to complement the Seal Sands operation for $4,600,000.

     On March 12, 1993, the Company purchased substantially all of the assets of Viscosity Oil's fiber optic gel business for $5,886,000.

     On March 31, 1992, the Company acquired substantially all of the assets of the fine chemicals business of Hexcel Fine Chemicals, located in Zeeland, Michigan, for $20,251,000 and the assumption of certain liabilities including a variable rate Industrial Development Revenue Bond in the principal amount of $4,150,000, and a capital lease maturing in 1997 with a then net present value of $8,214,000. The business, now known as Zeeland Chemicals, Inc. ("Zeeland"), manufactures synthetic organic chemicals for the pharmaceutical, food additive, photographic, agricultural, personal care, and plastics industries.

     On July 1, 1991, the Company purchased substantially all of the assets of the chemicals business of Solvay Animal Health, Inc., located in Charles City, Iowa, for $12,299,000. The business, now known as Salsbury Chemicals, Inc. ("Salsbury"), manufactures custom and fine chemicals, as well as pharmaceutical intermediates, generic pharmaceuticals, animal feed additives, and photographic and polymer chemicals.

     The table below shows the contribution of the 1994 acquisitions to the product categories and the changes in the continuing business.

                                                                             1994
                                                            --------------------------------------
                                                            CONTINUING
                                                 1993        BUSINESS     ACQUISITIONS     TOTAL
                                               --------     ----------    ------------    --------
                                                                 (IN THOUSANDS)
    Health and pharmaceuticals...............  $ 55,550      $ 57,070       $ 17,093      $ 74,163
    Specialty and fine chemicals.............    48,841        48,838         17,710        66,548
    Agricultural intermediates and
      additives..............................    51,153        59,751             --        59,751
    Performance chemicals....................    30,880        31,769             --        31,769
    Coatings.................................    16,884        17,452             --        17,452
                                               --------     ----------    ------------    --------
              Gross revenues.................  $203,308      $214,880       $ 34,803      $249,683
                                               ========      ========      =========      ========

PRODUCTS

     The following table sets forth for the periods indicated information concerning gross revenues from the Company's five product categories:

                                                               YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                            1994(1)     1993(3)     1992(4)
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Health and pharmaceuticals............................  $74,163     $55,550(2)  $59,167
    Specialty and fine chemicals..........................   66,548      48,841      37,623
    Agricultural intermediates and additives..............   59,751      51,153      49,120
    Performance chemicals.................................   31,769      30,880      20,441
    Coatings..............................................   17,452      16,884      18,527

---------------
(1) Revenues from Seal Sands, acquired in January 1994, and Nobel/Profarmaco, acquired in October 1994, are included from the date of acquisition. The Company expanded its health and pharmaceuticals, and specialty and fine chemicals product categories through these acquisitions.

(2) Decreases from 1992 to 1993 in the health and pharmaceuticals product category resulted from unusually high sales of bulk pharmaceuticals in 1992, and from reduced shipments of niacinamide intermediates to the Asia-Pacific region due to economic problems and increased competition.

(3) Revenues from Viscosity Oil's fiber optic gel business, acquired in March 1993, are included from the date of acquisition. The Company expanded its performance chemicals product category through this acquisition.

(4) Revenues from Zeeland, acquired in March 1992, are included from the date of acquisition. The Company expanded its health and pharmaceuticals, and specialty and fine chemicals product categories through this acquisition.

     The Company manufactures and markets a broad line of specialty chemicals and commodity chemical intermediates and also manufactures chemicals to customer specifications. The chemical families of castor oil, pyridine, organometallics, alkenyl succinic anhydrides, organobromines, nitroaromatics, aryl sulfonates, products made in liquid ammonia solvent, quaternary ammonium compounds, chemical resolving agents and aromatic amines are the basis for compounds in the Company's five product categories.

     Health and Pharmaceuticals. This category consists of four principal product groups: (1) bulk pharmaceuticals utilized as the active ingredients in over-the-counter and prescribed medications, (2) intermediates converted into the active ingredients in a variety of food additives and over-the-counter medications, (3) specialty compounds utilized in the formulation of cosmetics and toiletries, and (4) Vitamin B3 and its chemical precursors and other vitamin intermediates. Such health and pharmaceutical products are sold to a diverse group of more than 900 customers.

     Products in this category are generally complex chemical compounds that make significant contributions to the functionality of the finished product while representing a small portion of the cost. Many of them must be manufactured under strict Food and Drug Administration regulations and require extensive quality control procedures. Some of the items included are bulk active drugs sold to generic formulators, intermediates for the production of dextromephorphan, a cough suppressant, and specialty castor oil derivatives that impart "feel" to cosmetic creams.

     During 1994, sales of health and pharmaceuticals increased $18,613,000 (34%) from 1993 to $74,163,000, with major increases in specialty intermediates and bulk pharmaceuticals. The acquisition of Nobel/Profarmaco in October 1994 added $16,400,000 of sales to the health and pharmaceuticals category.

     Sales of bulk pharmaceuticals represented $24,300,000, or 33%, of this category's 1994 gross revenues and were $14,600,000 higher than 1993, with the acquisition of Nobel/Profarmaco adding $12,400,000 in new products. Increased sales, excluding the acquired products, were from a generic drug for ulcerative colitis which recovered from depressed levels in 1993.

     Sales of pharmaceutical intermediates represented $24,500,000, or 33%, of this category's 1994 revenues and were $9,900,000 higher than 1993. The acquisition of Nobel contributed $3,400,000 in increased sales. The key increase of existing business was due to continued market development of an existing intermediate and a contract for producing a second intermediate used in the synthesis of over-the-counter cough suppressants.

     Sales of cosmetic and toiletry related compounds represented $19,700,000, or 27%, of this category's 1994 revenues and were $3,000,000 lower than 1993. The main decrease of $1,800,000 in sales was due to the end of a contract to make citrates at our Zeeland, Michigan facility. Sales of pyridine based products totaled $5,600,000 in 1994 and were $600,000 lower than the prior year due to reduced pricing and lower sales volume to a key customer in the United States caused by competitive pressure.

     Sales of Vitamin B3 and its chemical precursors represented $5,600,000, or 7%, of this category's 1994 revenues and were $2,900,000 lower than 1993. This decrease was due to reduced shipments to customers worldwide, due to price competition.

     Specialty and Fine Chemicals. This category principally consists of four product groups: (1) specialty additives used for lubricants and surfactant intermediates, (2) organic intermediates, (3) photographic chemicals, and (4) catalysts. The Company is currently expanding facilities at the Salsbury and Zeeland locations to allow increased ability to manufacture internally developed and customer specific compounds in this category. Such specialty and fine chemical products are sold to a diverse group of more than 1,200 customers.

     Products in this category are generally high priced, small volume complex chemical compounds that contribute specific functionality to the end product. They normally require expertise in a particular chemical technology in which one or more of the Cambrex subsidiaries specialize. Included are products such as a monomer used in the manufacture of polyestersulphone, PES, high performance plastics, a cross linking agent used in production of polycarbonate sheets, and a component of color print film.

     In many cases these products are developed jointly with our customer, with the customer developing the application, and Cambrex developing a process for reliable, high quality production with reasonable economics.

     During 1994, sales of specialty and fine chemical products increased $17,707,000, a 36% rise from 1993. That increase included $14,400,000 from Seal Sands acquired in January 1994 and $3,300,000 from the October 1994 acquisition of Nobel.

     Sales of specialty additive products represented $29,900,000, or 45%, of this category's 1994 revenues and were $16,600,000 higher than 1993. The increase includes $13,700,000 in sales attributable to the acquisition of Seal Sands in January 1994. The increase in sales of the base business was due to growth of the application of one of our products as a dye receptor in acrylic yarns initiated in 1993.

     Sales of organic intermediate products represented $13,600,000, or 20%, of this category's 1994 revenues and were $2,800,000 higher than 1993. This increase is attributable to $2,400,000 in sales of new products from the Nobel acquisition.

     Sales of photographic chemical products were $11,600,000, or 17%, of this category's 1994 revenues, $2,100,000 lower than 1993. The decrease was in sales of a polymer used in instant film, due to our customer reaching their desired inventory levels, and in export sales of a photographic chemical intermediate to a Japanese company. We expect sales levels to continue to decline in 1995.

     Sales of catalyst products represented $10,400,000, or 16%, of this category's 1994 revenues and were $600,000 higher than 1993. The increase is primarily attributable to tin based catalysts used in various industrial applications.

     Agricultural Intermediates and Additives. This category includes two principal product groups: (1) animal feed additives and (2) intermediates for use in the manufacture of herbicides and insecticides. The Company's agricultural intermediates and additives are sold to approximately 70 customers. Two customers accounted for 30% and 24% of 1994 revenues in this category.

     Total sales in this category increased $8,598,000, or 17%, in 1994. The increase was due to growth in our existing business, with no contribution from acquisitions made in 1994.

     The sales of animal feed additives were $36,000,000, or 60%, of this category's 1994 revenues, up $7,600,000 from 1993. Sales of organo-arsenical feed additives used to control disease and to enhance chicken growth and improve feed performance, increased 25% over the prior year due to growth in poultry production coupled with the customer's penetration of domestic and international markets. All sales of this product are made to A.L. Laboratories under a long-term contract. Sales of feed grade Vitamin B3 increased due to the installation of new packaging facilities late in 1993 that allowed sales into the international market. Sales of Vitamin B3 intermediates increased due to additional shipments to the Asia-Pacific area and India. Although sales volume of Vitamin B3 and its intermediates increased significantly, prices decreased because of competitive pressure. Prices were increased in the fourth quarter 1994 and are anticipated to increase in the first quarter 1995.

     The sales of products used in the manufacture of herbicides and insecticides amounted to $23,800,000, or 40%, of this category's 1994 revenues and were up 4% from 1993. Sales of pyridine, the largest item in this group, were up 12% from 1993. The largest pyridine customer is Zeneca, Inc. who uses it in herbicide manufacture. The Company produces another major pyridine compound and is the exclusive supplier of this product to Dow Elanco who uses it in production of a different herbicide. Sales of this compound decreased 21% in 1994 due to the customer reducing inventory levels after very high customer production in 1993. Sales of other pyridine derivatives in this category decreased $756,000 from 1993 due to competitive pressures.

     Performance Chemicals. The Company's urethane elastomers are used in the telecommunications and electronics industries as encapsulants for wiring connections, and as biomedical devices to seal filter elements. The principal competitors in the telecommunications and electronics markets include two companies that have substantially greater resources than the Company. Competitors in the other end-use markets for performance products are numerous and varied. The Company competes in these markets on the basis of its patent and proprietary positions, technical expertise, and customer service. Performance chemicals are sold to approximately 150 customers with one customer accounting for 21% of this category's 1994 revenues.

     Total sales of performance products increased $889,000, or 3%, from 1993 levels. This increase was due to increases in sales of fiber optic cable gels to the telecommunications industry and to increased sealant applications for the biomedical market.

     Coatings. The Company manufactures and sells products that are used as intermediates or performance-enhancing additives in the manufacture of paints and other coatings. The Company's coatings products compete based on a variety of factors including price, performance and technical support, depending on the particular market involved. These products are sold to approximately 220 customers. One customer accounted for 15% of 1994 revenues in this category.

     Sales of coatings products increased $568,000, or 3%, from 1993. This increase was due to a 14% growth in castor oil based products used in coatings for the housing and automotive industries. This increase was offset by the end of a tolling agreement for biocides in May 1993, which had 1993 sales of $800,000.

MARKETING AND DISTRIBUTION

     The Company's health and pharmaceuticals and specialty and fine chemicals products are generally high value, low volume products requiring significant technical efforts for the development and manufacture. Marketing generally requires significant cooperative effort between a small highly trained marketing staff, technical staff who can assess the technical fit and estimate manufacturing economics, and the business management to determine the strategic and business fit. Such a process may take from two to five years before a commercial product is fully established. Because of this long lead time and the complexity of the technical efforts, these are usually long-term relationships with major corporations who become significant customers. Sales of established products may be handled by agents in those areas where direct sales efforts are uneconomic.

     For other product categories, marketing and distribution is more typical of chemical companies, with products being sold to customers from inventory in volumes ranging from rail cars to five gallon pails. Sales may be handled by company sales people, distributors or agents as appropriate.

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

     Castor oil, which is not produced in the United States, is an agricultural product whose market price is affected by natural factors relating to the castor bean crop from which the oil is produced. Castor oil is produced commercially in a few foreign countries with India, Brazil and China being the largest producers. The Company obtains its castor oil from several suppliers and negotiates castor oil purchases directly with principals of those organizations or their selling agents. The Company has been able to obtain adequate supplies of castor oil generally at acceptable prices in the past and expects to be able to do so in the future.

     Pyridine is produced by the Company with a process involving the high temperature reaction of acetaldehyde, formalin and ammonia. Acetaldehyde's feedstock is ethylene, which is produced from natural gas liquids or crude oil. Ethylene is readily available although its price is often affected by market conditions. Acetaldehyde is available from two suppliers in North America. The price of acetaldehyde increased approximately 20% during 1994. Although prices are expected to decrease during 1995, no assurances can be given that such decreases will materialize. Formalin's feedstock is methanol, which is also used by the petro-chemical industry in the manufacture of methyl-tert-butyl-ether
(MTBE). The production of and demand for MTBE has increased rapidly in connection with its use as a gasoline additive. This increased demand has triggered an unfavorable effect on methanol pricing, which in turn has caused the price of formalin to increase by approximately 80% in 1994. Prices of formalin are expected to decrease in 1995, as the supply of methanol increases. Ammonia has been widely available in the past and the Company believes that it will continue to be so in the future.

     The Company obtains acetaldehyde and formalin pursuant to long-term supply contracts under which the price for the raw material adjusts to market conditions, with a time lag. The Company sometimes has difficulty passing on these increases to its customers, particularly if the increases are precipitous rather than general.

     The Company uses a wide array of other raw materials, in addition to those previously described, in the conduct of its business, all of which are in adequate supply and most of which are available from multiple suppliers.

RESEARCH AND DEVELOPMENT

     The Company's research and development program is designed to increase the Company's competitiveness through improving its technology and developing processes for the manufacture of new products to meet customer requirements. The goal is to improve the Company's manufacturing processes to reduce costs, improve quality and increase capacity and to identify market opportunities which warrant a significant technical effort, and offer the prospects of a long term, profitable business relationship. Research and development activities are carried on at most of the Company's manufacturing facilities in both the United States and Europe. Eighty employees are involved directly in research and development activities.

     The Company spent approximately $5,700,000, $5,800,000 and $4,000,000 in 1994, 1993 and 1992, respectively, on research and development. Decreased spending at our Harriman and Bayonne facilities were offset by increased spending to our other domestic facilities and at our newly acquired sites in England, Sweden and Italy.

PATENTS AND TRADEMARKS

     The Company has patent protection in some of its product areas. However, the Company mostly relies on know-how in many of its manufacturing processes and techniques not generally known to other chemical companies, for developing and maintaining its market position.

     The Company currently owns approximately 66 United States patents which have varying durations and which cover selected items in each of the Company's major product areas. The Company also owns the foreign equivalent of many of its United States patents. In addition, the Company has applied for patents for various concepts and is in the process of preparing patent applications for other concepts.

     The Company has trademarks registered in the United States and a number of foreign countries for use in connection with the Company's products and business. The Company believes that many of its trademarks are generally recognized in its industry. Such trademarks include Naturechem(R), Bufferite(R) and Vitride(R).

     The Company requires employees to sign confidentiality and non-compete agreements where appropriate.

COMPETITION

     Because of the nature of the Company's products in its health and pharmaceuticals and specialty and fine chemicals categories and its strategic approach, it is not possible to identify a group of direct competitors. Where competition exists, it is typically specific to a certain product, or is focused early in the process, where an initial market position is being established. Where the Company perceives significant competitive risk and a need for large technical or financial commitment, it generally negotiates long-term contracts or capital guarantees from its targeted customer before proceeding.

     The rest of the Company's business competition is more typical of chemical markets. Competition exists from other producers of the Company's products and other products that may offer equivalent properties. Competition in these areas are generally based on customer service, product quality and pricing.

ENVIRONMENTAL AND SAFETY REGULATIONS AND PROCEEDINGS

     General. Production of certain of the Company's chemicals involves the use, storage and transportation of toxic and hazardous materials. The Company's operations are subject to extensive international and domestic federal, state and local laws and regulations relating to the storage, handling, emission, transportation and discharge of materials into the environment and the maintenance of safe conditions in the work place. The

Company maintains environmental and industrial safety and health compliance programs at its plants, and believes that its manufacturing operations are in general compliance with all applicable safety, health and environmental laws.

     The Company's acquisitions were made subject to known environmental conditions. Also, risks of substantial costs and liabilities are inherent in certain plant operations and certain products produced at the Company's plants, as they are with other companies engaged in the chemical business, and there can be no assurance that significant costs and liabilities will not be incurred. Additionally, prevailing legislation tends to hold chemical companies primarily responsible for the proper disposal of their chemical wastes even after transferral to third party waste disposal facilities. Moreover, other future developments, such as increasingly strict environmental, safety and health laws and regulations, and enforcement policies thereunder, could result in substantial costs and liabilities to the Company and could subject the Company's handling, manufacture, use, reuse, or disposal of substances or pollutants at its plants to more rigorous scrutiny than at present. Although the Company has no direct operations and conducts its business through subsidiaries, certain legal principles that provide the basis for the assertion against a parent company of liability for the actions of its subsidiaries may support the direct assertion against the Company of environmental liabilities of its subsidiaries.

     Beginning in 1990, CasChem, Inc., one of the Company's subsidiaries, was the subject of an investigation by the Environmental Protection Agency and the Federal Bureau of Investigation concerning the handling, storage, and disposal of hazardous wastes. During 1994, a settlement was reached wherein that subsidiary pleaded guilty to the unpermitted storage of one drum of hazardous waste and the payment of a $1,000,000 fine, which was paid in January 1995. As a related liability had been previously accrued, the resolution of this matter has had no effect upon the results of operations in 1994.

     Known environmental matters which may result in liabilities to the Company and the related estimates and accruals are summarized in Note #19 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

     Present and Future Environmental Expenditures. The Company's policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations, and the Company believes it is in general compliance with such requirements and has adequate professional staff and systems in place to remain in compliance. In some cases, compliance can only be achieved by capital expenditures, and the Company made capital expenditures of approximately $2,500,000 in 1994, $1,700,000 in 1993, and $1,300,000 in 1992 for
environmental projects and has budgeted approximately $4,000,000 in 1995 for such projects. The Company anticipates that capital requirements will increase in subsequent years as a result of the Clean Air Act Amendments and other pending environmental laws. Additionally, as the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related expenditures will probably increase. The Company considers costs for environmental compliance to be a normal cost of doing business, and includes such costs in pricing decisions.

EMPLOYEES

     At December 31, 1994 the Company had 1,336 employees (604 of whom were from our international operations).

     All hourly plant employees at the Bayonne, New Jersey facility are represented by Local 8-406 of the Oil, Chemical and Atomic Workers International Union under a contract expiring September 17, 1997; the hourly plant employees at the Carlstadt, New Jersey plant are represented by the Amalgamated Industrial Union of East Orange, New Jersey under a contract expiring November 30, 1997; and the hourly plant employees at the Harriman, New York facility are represented by Local 810 of the International Brotherhood of Teamsters under a contract expiring June 30, 1995. Nobel/Profarmaco production, administration, scientific and technical employees are represented by various local and national unions. The contracts with these unions expire at various times through December 31, 1995. The Company believes its labor relations are satisfactory.

SEASONALITY

     Like many other businesses in the specialty chemicals industry, the Company experiences some seasonality as sales traditionally increase during the second quarter. Operating results for any quarter, however, are not necessarily indicative of results for any future period. In particular, as a result of various factors such as acquisitions and plant shutdowns, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance.

EXPORT AND INTERNATIONAL SALES

     The Company exports numerous products to various areas, principally Western Europe, Asia and Latin America. Export sales in 1994, 1993 and 1992 amounted to $44,100,000, $37,300,000 and $44,500,000, respectively. Sales from international operations were $34,800,000 in 1994. Refer to Note #17 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

ITEM 2  PROPERTIES.

     The Company's domestic manufacturing facilities are located on an eight acre tract in Bayonne, New Jersey, a three acre tract in Carlstadt, New Jersey, a twenty-nine acre tract in Harriman, New York, a twelve acre tract in Delaware Water Gap, Pennsylvania, a four acre tract in North Haven, Connecticut, a fifty-seven acre tract in Charles City, Iowa, and a fourteen acre tract in Zeeland, Michigan. In addition, the Company owns thirty-one acres of undeveloped land adjacent to the North Haven facility, 103 acres of undeveloped land adjacent to the Harriman facility, and sixty-six acres of undeveloped land adjacent to the Zeeland facility. The international manufacturing facilities include a twelve acre tract in Middlesbrough, England, a forty-two acre tract in Karlskoga, Sweden, and a thirteen acre tract in Paullo, Italy. The Company believes its facilities to be in good condition, well maintained and adequate for its current needs. The Company is currently expanding its owned manufacturing facilities at its locations in Iowa and Michigan.

     The Company owns all the facilities and properties on which its subsidiaries operate, with the exception of the leased twelve acre tract in Middlesbrough, England.

     Set forth below is information relating to the places of manufacture of the Company's products:

                                                                   MANUFACTURING
                            PRODUCT AREA                             FACILITY
                            ------------                           -------------
        Health and pharmaceuticals..........................  Bayonne, NJ
                                                              Charles City, IA
                                                              Delaware Water Gap, PA
                                                              Harriman, NY
                                                              North Haven, CT
                                                              Zeeland, MI
                                                              Middlesbrough, England
                                                              Karlskoga, Sweden
                                                              Paullo, Italy
        Specialty and fine chemicals........................  Bayonne, NJ
                                                              Charles City, IA
                                                              Delaware Water Gap, PA
                                                              Harriman, NY
                                                              North Haven, CT
                                                              Zeeland, MI
                                                              Middlesbrough, England
                                                              Karlskoga, Sweden
        Agricultural intermediates and additives............  Charles City, IA
                                                              Delaware Water Gap, PA
                                                              Harriman, NY
        Performance chemicals...............................  Bayonne, NJ
                                                              Carlstadt, NJ
        Coatings............................................  Bayonne, NJ
                                                              Carlstadt, NJ
                                                              Delaware Water Gap, PA

ITEM 3  LEGAL PROCEEDINGS.

     See "Environmental and Safety Regulations and Proceedings" under Item 1 hereof with respect to various proceedings involving the Company in connection with environmental matters. The Company is party to a number of other proceedings. Management is of the opinion that while the ultimate liability resulting from those proceedings, as well as environmental matters, may have a material effect upon the results of operations in any given year, they will not have a material adverse effect upon the Company's liquidity nor its financial position.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the executive officers of the Company and the chief operating officers of the Company's operating subsidiaries:

                    NAME                       AGE               OFFICE(1)
                    ----                       ---               ---------
Cyril C. Baldwin, Jr.........................  67    Chairman of the Board and Chief
                                                     Executive Officer
James A. Mack................................  57    President and Chief Operating
                                                     Officer
Peter Tracey.................................  53    Executive Vice President, Finance,
                                                     Chief Financial Officer
Peter E. Thauer..............................  55    Vice President -- Law &
                                                     Environment, General Counsel &
                                                     Corporate Secretary
Steven M. Klosk..............................  37    Vice President, Administration
Burton M. Rein...............................  56    Senior Vice President
Albert L. Eilender...........................  51    Executive Vice President
Roger H. Noack...............................  48    President and Chief Operating
                                                     Officer of Nepera, Inc.
Russell C. Smith.............................  53    Vice President and General Manager
                                                     of Salsbury Chemicals, Inc.
Robert M. Parlman............................  44    Vice President and General Manager
                                                     of Zeeland Chemicals, Inc.
Karl A. Behrend..............................  36    General Manager of Heico
                                                     Chemicals, Inc. and Humphrey
                                                     Chemical Company, Inc.
John V. Van Hulle............................  37    President of CasChem, Inc. and
                                                     Cosan Chemical Corporation
Claes Glassell...............................  37    Vice President, Cambrex
                                                     Managing Director of Cambrex
                                                     Limited

---------------
(1) Unless otherwise indicated, positions shown are with the Company.

     The Company's executive officers are elected by the Board of Directors and serve at the Board's discretion.

     Mr. Baldwin, who was elected Chairman of the Board in July 1991, has been Chief Executive Officer and a director of the Company since it began business in December 1981. On January 26, 1995, Mr. Baldwin announced his retirement as Chief Executive Officer of the Company effective April 1, 1995 and as an employee effective April 30, 1995. Mr. Baldwin will remain as Chairman of the Board and may at his option elect to enter into a consulting arrangement with the Company to provide certain financial, consulting and advisory services to the Company following his retirement.

     Mr. Mack was appointed President and Chief Operating Officer and a director of the Company in February 1990. For five years prior thereto he was Vice President in charge of the performance chemicals businesses worldwide of Olin Corporation, a manufacturer of chemical products, metal products, and ammunition and defense-related products. Mr. Mack has been elected Chief Executive Officer following Mr. Baldwin's resignation effective April 1, 1995.

     Mr. Tracey was appointed Executive Vice President and Chief Financial Officer in November 1994. Mr. Tracey joined the Company in November 1990 as Vice President and Chief Financial Officer. For three years prior to joining Cambrex, he was Vice President-Finance and Chief Financial Officer for Joyce International Inc., a manufacturer of office products. From 1986 to 1987, he was Vice President-Finance and Chief Financial Officer for Robotic Vision Systems, Inc., a manufacturer of industrial automation systems. Prior to 1986, Mr. Tracey was a principal in the firm of Sirius Management Consultants.

     Mr. Thauer was appointed Vice President, Law & Environment in December 1992, and General Counsel and Corporate Secretary in August 1989. Prior to joining Cambrex, he was Counsel to the business and finance group of the firm of Crummy, Del Deo, Dolan, Griffinger and Vecchione since 1987. From 1971 to 1987, Mr. Thauer had held various positions with Avon Products, Inc. including U. S. Legal Department Head and Corporate Assistant Secretary.

     Mr. Klosk joined the Company in October 1992 as Vice President, Administration. Prior to joining Cambrex, he was Vice President, Administration and Corporate Secretary for the Genlyte Group, Inc., a lighting fixture manufacturer, since February 1988. From 1985 to January 1988, he was Vice President, Administration for Lightolier, Inc., a subsidiary of the Genlyte Group, Inc.

     Dr. Rein was appointed Senior Vice President in April 1993. He joined the Company in May 1991 as President of Cambrex Fine Chemicals Group. For more than five years prior thereto, he was Director of Commercial Planning for W. R. Grace & Company.

     Mr. Eilender was elected Executive Vice President in December 1994. He previously held the position of President of CasChem, Inc. and Cosan Chemical Corporation. He was employed by the Company's Cosan Chemical Corporation subsidiary when it was acquired by the Company in October 1985, and joined the Company as a result of the acquisition. For more than three years prior to October 1985 he held various executive positions with Cosan including Vice President, Research and Development and Executive Vice President. He was President of Cosan from October 1986 until July 1989 at which time he was appointed to the additional position of President of CasChem, Inc.

     Mr. Noack joined the Company in December 1991 as President and Chief Operating Officer of Nepera, Inc. For more than five years prior thereto he held various positions with Hexcel Corporation, including General Manager of the Chemical Products Division.

     Mr. Smith was appointed Vice President, General Manager of Salsbury Chemicals, Inc. upon the Company's acquisition of the Salsbury facility in July 1991. Prior to the acquisition, Mr. Smith had many years of service with Solvay Animal Health, Inc., starting in 1968 as Chemical Engineer through his appointment as Director, Chemical Operations in 1982.

     Dr. Parlman joined the Company as Vice President and General Manager of Zeeland Chemicals, Inc. in March 1994. He was Vice President and General Manager of the Tritolife Division of Petrolite. Dr. Parlman also has extensive experience in market development and research and development.

     Mr. Behrend joined the Company in 1988 as Manager, Business Analysis. In July 1991, he was named to Director, Operations of Fine Chemicals Group with responsibility for plant operations at Heico, Humphrey, Salsbury and Zeeland. In September 1992, Mr. Behrend was appointed General Manager of Heico Chemicals, Inc. and The Humphrey Chemical Company. Prior to joining Cambrex, Mr. Behrend was associated with Colgate Palmolive and has also been a Portfolio Specialist.

     Mr. Van Hulle was appointed President of CasChem, Inc. in December 1994. He joined CasChem in July 1994 as Executive Vice President. For more than five years prior thereto he was General Manager of the

Fine Chemicals Group for General Chemical Corporation, and had extensive experience with Air Products & Chemicals, Inc.

     Mr. Glassell was appointed Vice President of Cambrex in November 1994. As Managing Director of Cambrex Limited and President of the newly acquired Nobel/Profarmaco business, he is responsible for Cambrex's European operations. He joined Cambrex as a result of the acquisition of Nobel/Profarmaco in October 1994, where he had extensive management experience. In 1989, he joined Nobel as President and CEO for the Pharma Chemistry Business. From 1986 to 1989 he worked for the agricultural division of Berol Europe Ltd.

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

                                                                       HIGH     LOW
                                                                       ----     ----
        1994
        First Quarter................................................  $24 1/4  $19 7/8
        Second Quarter...............................................   22 7/8   20 5/8
        Third Quarter................................................   27 1/8   20 5/8
        Fourth Quarter...............................................   26 7/8   23 5/8

                                                                       HIGH     LOW
                                                                       ----     ----
        1993
        First Quarter................................................  $20 1/4  $16 3/4
        Second Quarter...............................................   19 7/8   18 3/4
        Third Quarter................................................   21 1/4   19 1/4
        Fourth Quarter...............................................   20 1/4   19 1/8

     (b) As of March 17, 1995, the Company estimates that there were approximately 1,800 beneficial holders of the outstanding Common Stock of the Company.

     (c) Since the fourth quarter of 1989, Cambrex has paid a regular $.05 per share quarterly dividend on the Common Stock.

ITEM 6  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data of the Company for each of the years in the five year period ended December 31, 1994 are derived from audited financial statements. The consolidated financial statements of the Company as of December 31, 1994 and December 31, 1993 and for each of the years in the three year period ended December 31, 1994 and the accountants' reports thereon are included elsewhere in this annual report. The data presented below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                        YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                      1994(1)      1993(2)      1992(3)      1991(4)        1990
                                      --------     --------     --------     --------     --------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
INCOME DATA:
  Net revenues......................  $241,634     $197,203     $179,452     $144,500     $133,628
  Gross profit......................    57,881       51,778       46,036       26,326       28,730
  Selling, general and
     administrative.................    31,216       29,286       28,201       22,743       20,828
  Research and development..........     5,689        5,843        4,046        3,279        3,496
  Restructuring charge..............        --           --           --           --        9,427
  Operating profit (loss)...........    20,976       16,649       13,789          304       (5,021)
  Interest expense, net.............     4,581        2,771        2,437        2,532        2,115
  Other (income) expense, net.......      (497)         446        1,054       (2,280)         186
  (Gain) on sale of assets..........        --           --           --           --       (3,070)
  Income (loss) before taxes........    16,892       13,412       10,298           52       (4,252)
  Net income (loss).................    11,126        8,641        6,230           31       (5,075)
EARNINGS PER SHARE DATA:
  Earnings (loss) per common share
     and common share equivalents:
     Primary........................  $   1.96     $   1.64     $   1.27     $   0.01     $  (1.05)
     Fully diluted..................  $   1.95     $   1.60     $   1.23     $   0.01     $  (1.05)
  Weighted average shares
     outstanding:
     Primary........................     5,674        5,282        4,888        4,704        4,818
     Fully diluted..................     5,699        5,484        5,242        4,738        4,818
DIVIDENDS PER COMMON
  SHARE.............................  $   0.20     $   0.20     $   0.20     $   0.20     $   0.20
BALANCE SHEET DATA:
  (at end of period)
  Working capital...................  $ 19,925     $ 38,497     $ 35,852     $ 31,359     $ 39,408
  Total assets......................   360,477      166,845      148,406      111,603      110,149
  Long-term obligations.............   115,975       36,261       39,808       19,021       18,490
  Total stockholders' equity........   101,966       87,569       75,177       68,717       69,204

---------------
(1) Includes the results of Seal Sands and Nobel/Profarmaco from their respective dates of acquisition, January 31, 1994 and October 12, 1994, through December 31, 1994.

(2) Includes the results of Viscosity Oil's fiber optic gel business from March 12, 1993, the date of acquisition, through December 31, 1993.

(3) Includes the results of Zeeland from March 31, 1992, the date of acquisition, through December 31, 1992.

(4) Includes the results of Salsbury Chemicals, Inc., which the Company acquired on July 1, 1991.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Selected Financial Data as a percentage of net revenues.

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1994      1993      1992
                                                                  -----     -----     -----
    Net revenues................................................  100.0%    100.0%    100.0%
    Gross profit................................................   24.0      26.3      25.7
    Selling, general and administrative.........................   12.9      14.9      15.7
    Research and development....................................    2.4       3.0       2.3
    Operating profit............................................    8.7       8.4       7.7
    Interest expense............................................    1.9       1.4       1.4
    Other (income) expense, net.................................   (0.2)      0.2       0.6
    Net income..................................................    4.6       4.4       3.5

     The Company's product mix has changed substantially over the periods indicated, principally as a result of acquisitions. The following tables show the gross revenues of the Company's five product categories.

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    REVENUES
    Health and pharmaceuticals.........................  $ 74,163     $ 55,550     $ 59,167
    Specialty and fine chemicals.......................    66,548       48,841       37,623
    Agricultural intermediates and additives...........    59,751       51,153       49,120
    Performance chemicals..............................    31,769       30,880       20,441
    Coatings...........................................    17,452       16,884       18,527
                                                         --------     --------     --------
              Total gross revenues.....................  $249,683     $203,308     $184,878
                                                         ========     ========     ========
              Total net revenues.......................  $241,634     $197,203     $179,452
                                                         ========     ========     ========
              Total gross profit.......................  $ 57,881     $ 51,778     $ 46,036
                                                         ========     ========     ========

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1994      1993      1992
                                                                  -----     -----     -----
    GROSS REVENUES DISTRIBUTION
    Health and pharmaceuticals..................................   29.7%     27.3%     32.0%
    Specialty and fine chemicals................................   26.7      24.0      20.3
    Agricultural intermediates and additives....................   23.9      25.2      26.6
    Performance chemicals.......................................   12.7      15.2      11.1
    Coatings....................................................    7.0       8.3      10.0
                                                                  -----     -----     -----
                                                                  100.0%    100.0%    100.0%
                                                                  =====     =====     =====

1994 COMPARED TO 1993

     Net revenues in 1994 increased $44,431,000 (22.5%) due to the acquisitions of Seal Sands in England, Nobel Chemicals in Sweden, and Profarmaco in Italy, and to increased sales of animal feed additives. The table below shows the contribution of the acquisitions to the product categories and the changes in the continuing business.

                                                                             1994
                                                            --------------------------------------
                                                            CONTINUING
                                                 1993        BUSINESS     ACQUISITIONS     TOTAL
                                               --------     ----------    ------------    --------
                                               (IN THOUSANDS)
    Health and pharmaceuticals...............  $ 55,550      $ 57,070       $ 17,093      $ 74,163
    Specialty and fine chemicals.............    48,841        48,838         17,710        66,548
    Agricultural intermediates and
      additives..............................    51,153        59,751             --        59,751
    Performance chemicals....................    30,880        31,769             --        31,769
    Coatings.................................    16,884        17,452             --        17,452
                                               --------     ----------    ------------    --------
              Gross revenues.................  $203,308      $214,803       $ 34,803      $249,683
                                               ========      ========      =========      ========

     HEALTH AND PHARMACEUTICALS' revenues increased $18,613,000 (33.5%), with major increases in bulk pharmaceuticals and in pharmaceutical intermediates. The acquisition of Nobel/Profarmaco in October 1994 added $16,400,000 of new product sales to Cambrex.

     Sales of bulk pharmaceuticals represented $24,300,000, or 33%, of this category's 1994 gross revenues and were $14,600,000 higher than 1993, with the acquisition of Nobel/Profarmaco adding $12,400,000 in new products. Increased sales also came from a generic drug for ulcerative colitis, which recovered from depressed levels in 1993.

     Sales of pharmaceutical intermediates represented $24,500,000, or 33%, of this category's 1994 revenues and were $9,900,000 higher than 1993. The acquisition of Nobel contributed $3,400,000 in increased sales. The key increase of existing business was due to growth in two intermediates for dextromephorphan, an over-the-counter cough suppressant. Growth for one intermediate, an established product, was supplemented by sales under a contract for a second intermediate used in the synthesis of this material.

     Sales of cosmetic and toiletry related compounds represented $19,700,000, or 27%, of this category's 1994 revenues and were $3,000,000 lower than 1993. The main decrease of $1,800,000 in sales was due to the end of a contract to make citrates at our Zeeland, Michigan facility. Sales of pyridine based products totaled $5,600,000 in 1994 and were $600,000 lower than the prior year due to reduced pricing and lower sales volume to a key customer in the United States caused by competitive pressure.

     Sales of Vitamin B3 and its chemical precursors represented $5,600,000, or 7%, of this category's 1994 revenues and were $2,900,000 lower than 1993. These decreases were due to reduced shipments of Vitamin B3 and its chemical precursors to customers worldwide, due to price competition.

     Sales of SPECIALTY AND FINE CHEMICALS increased by $17,707,000 (36.3%). That increase included $14,400,000 from Seal Sands acquired in January 1994 and $3,300,000 from the October 1994 acquisition of Nobel. One of the Seal Sands products, used in the manufacture of high performance plastics, accounted for 35% of their sales.

     Sales of specialty additive products represented $29,900,000, or 45%, of this category's 1994 revenues and were $16,600,000 higher than 1993. The increase includes $13,700,000 in sales attributable to the acquisition of Seal Sands in January 1994. In existing operations, increases occurred in an application for a product used as a dye receptor in acrylic yarns.

     Sales of organic intermediate products represented $13,600,000, or 20%, of this category's 1994 revenues and were $2,800,000 higher than 1993. This increase is attributable to $2,400,000 in sales of new products from the Nobel acquisition.

     Sales of photographic chemical products were $11,600,000, or 17%, of this category's 1994 revenues, $2,100,000 lower than 1993. The decrease was in sales of a polymer used in instant film, due to our customer reaching their desired inventory levels, and in export sales of a photographic chemical intermediate to a Japanese company. We expect sales levels to continue to decline in 1995.

     Sales of catalyst products represented $10,400,000, or 16%, of this category's 1994 revenues and were $600,000 higher than 1993. The increase is primarily attributable to tin based catalysts used in various industrial applications.

     Revenues from AGRICULTURAL INTERMEDIATES AND ADDITIVES increased by $8,598,000 (16.8%). The increase was due to growth in our existing business, with no contribution from acquisitions made in 1994.

     The sales of animal feed additives were $36,000,000, or 60%, of this category's 1994 revenues, up $7,600,000 from 1993. Sales of organo-arsenical feed additives used to control disease and to enhance chicken growth and improve feed performance, increased 25% over the prior year due to growth in poultry production coupled with the customer's penetration of domestic and international markets. All sales of this product are made to A.L. Laboratories under a long-term contract. Sales of feed grade Vitamin B3 increased due to the installation of new packaging facilities late in 1993 which allowed penetration of non-U.S. markets. Shipments of Vitamin B3 intermediates to India and the Asia/Pacific area also increased. While volume increased, the feed grade Vitamin B3 market experienced lower prices due to competitive pricing, adversely affecting margins on these products. Prices were increased in the fourth quarter 1994 and are anticipated to increase in the first quarter 1995, although no assurances can be given that such price increases will occur.

     The sales of products used in the manufacture of herbicides and insecticides amounted to $23,800,000, or 40%, of this category's 1994 revenues and were up 4% from 1993. Sales of pyridine, the largest item in this group, were up 12% from 1993. The largest pyridine customer is Zeneca, Inc. who uses it in herbicide manufacture. The Company produces another major pyridine compound and is the exclusive supplier of this product to Dow Elanco who uses it in production of a different herbicide. Sales of this compound decreased 21% in 1994 due to the customer reducing inventory levels after very high customer production in 1993. Sales of other pyridine derivatives in this category decreased $756,000 from 1993 due to competitive pressures.

     PERFORMANCE CHEMICALS' sales increased $889,000 (2.9%) from 1993 due to increases in the fiber optic gel sales which included the full year effect of sales from the acquisition of a fiber optic gel business in March 1993 and to increased sealant applications for the biomedical market. All other telecommunications and adhesive products maintained 1993 sales levels. Price increases were achieved for most performance chemical products.

     COATINGS' revenues increased $568,000 (3.4%) from 1993. This increase was due to a 14% growth in castor oil based products used in coatings for the housing and automotive industries. The improvement was also due to additional sales to two new customers. These increases were offset by a tolling agreement for biocides that ended in May 1993, which had 1993 sales of $800,000.

     Export sales increased by $6,839,000, or 18.3%, to $44,135,000. Exports were 17.7% of gross revenues in 1994 versus 18.3% in 1993. International sales, comprised of all sales from our acquired operations in Europe, totaled $34,800,000.

     Total gross profit of $57,881,000 increased by $6,103,000, or 11.8%, from 1993. The increased gross profit was principally due to the Nobel/Profarmaco and Seal Sands acquisitions, and to sales increases in health and pharmaceuticals and agricultural intermediates and additives. The gross profit as a percent of net revenues declined from 26.3% in 1993 to 24.0% in 1994. Without the acquisition of Nobel/Profarmaco, the gross profit percent would have been 23.0% in 1994. Loss of margin was principally due to sales price decreases and raw material price increases in the pyridine and related businesses, and higher manufacturing costs due to weather related problems in the first quarter 1994.

     Selling, general and administrative expenses as a percentage of net revenues was 12.9% in 1994, down from 14.9% in 1993. The 1994 expense of $31,216,000 was $1,930,000 (6.6%) above 1993. The increased operating expenses of the new acquisitions were mostly offset by reduced spending, including staff reductions, reduced legal costs, and lower environmental provisions.

     Periodically, the Company conducts a comprehensive review of its environmental and litigation issues, prepares estimates of the range of potential costs of each issue wherever possible, and adjusts the accruals for environmental contingencies as circumstances warrant. No additional environmental provision was recorded in 1994. The 1993 provision was $1,029,000. A discussion of such matters is included in the footnotes to the financial statements. A settlement with insurance companies relating to coverage of environmental remediation costs allowed us to recover $1,000,000 of legal expenses spent in 1993 and 1994, pursuing this recovery.

     Research and development expenses of $5,689,000 were 2.4% of net revenues in 1994, and represented a 2.6% decrease from 1993. Decreased spending at our Harriman and Bayonne facilities were offset by increased spending to our other domestic facilities and at our newly acquired sites in England, Sweden and Italy. This was consistent with our strategic focus on the Health and Pharmaceuticals and Fine Chemicals product categories.

     The operating profit in 1994 increased 26.0% to $20,976,000 from $16,649,000 in 1993. The increased operating profits were due to the acquisition of Nobel/Profarmaco; and to cost reductions in selling, general and administration, and in research and development.

     Net interest expense of $4,581,000 in 1994 reflected an increase of $1,810,000 from 1993. The increase was due to financing activities necessary for the acquisitions of Seal Sands and Nobel/Profarmaco of $138,000,000 and higher interest rates.

     Other income in 1994 was $497,000 compared with other expense of $446,000 in 1993. The difference included 1994 currency gains at Profarmaco.

     The provision for income taxes for 1994 resulted in an effective rate of 34.1% versus 35.6% in 1993. The rate decreased due to the mix of income from international and domestic subsidiaries.

     The Company's net income increased 28.8% to $11,126,000 compared with a net income of $8,641,000 in 1993.

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

     The sales of animal additive products was $28,400,000, or 55%, of this category's 1993 revenues, up 23% from 1992. Sales of organo-arsenical feed additives increased 33% over the prior year due to a competitor stopping production, increased dosages by poultry producers, and increased poultry production in the U.S.

     Sales from SPECIALTY AND FINE CHEMICALS increased by $11,218,000 (29.8%). This increase included the effect of Zeeland for a full year of $5,957,000. Increases in this category included photographic chemicals, specialty additives, organic intermediates, specialty catalysts and custom manufactured products. The most significant improvement in this category was due to the expansion in production capabilities of a polymer used in instamatic film.

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

     COATINGS' revenues decreased $1,643,000 (8.9%) from 1992 primarily due to a tolling agreement for paint additives and corrosion inhibitors that ended in May 1993. Sales of castor oil derivatives were at the same level as 1992.

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

     Periodically, the Company conducts a comprehensive review of its environmental and litigation issues, prepares estimates of the range of potential costs of each issue wherever possible, and adjusts the accruals for environmental contingencies as circumstances warrant. An environmental provision of $1,029,000 was recorded in 1993 attributable to activity in a number of pending environmental matters; $1,747,000 was recorded in 1992.

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

     The provision for income taxes for 1993 resulted in an effective rate of 35.6% versus 39.5% in 1992. The rate decreased due to the realization of the benefit of tax planning strategies.

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

     Sales of cosmetic and toiletry related compounds represented $22,500,000, or 38%, of this category's 1992 revenues and were $5,200,000 higher than 1991. An increase of $3,400,000 is attributable to a variety of products associated with the Zeeland acquisition. The remaining increase of $1,800,000 is primarily attributable to increases in castor oil based personal care products and pyridine based products. Sales of castor oil based personal care products totaled $9,600,000 in 1992 and were $600,000 higher than the prior year due to increased market penetration. Sales of pyridine based products totaled $6,500,000 in 1992 and were $1,200,000 higher than the prior year due to increasing use of pyridine in cosmetic applications.

     Sales of pharmaceutical intermediates represented $14,300,000, or 24%, of this category's 1992 revenues and were $8,700,000 higher than 1991. An increase of $7,400,000 is attributable to a variety of products associated with the Zeeland acquisition. The remaining increase of $1,300,000 is primarily attributable to increased sales due to the July 1991 acquisition of Salsbury.

     Sales of bulk pharmaceuticals represented $12,400,000, or 21%, of this category's 1992 revenues and were $7,800,000 higher than 1991. The increase was due to the inclusion of the first full year associated with the Salsbury acquisition.

     Sales of Vitamin B3 and its chemical precursors represented $9,900,000, or 17%, of this category's 1992 revenues and were $1,000,000 lower than 1991. That decrease is attributable to the Company's decision to devote limited production capacity to other products with higher profit margins.

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

     The sales of products used in the manufacture of herbicides and insecticides amounted to $26,000,000, or 53%, of this category's 1992 revenues. Sales of pyridine, the largest item in this group, declined 4% from 1991 levels primarily due to the increasing requirements for the manufacture of pyridine derivatives. The bulk of the pyridine sales are to Imperial Chemical Industries PLC (ICI) who uses it in the manufacture of its widely used herbicides Gramoxone(R) and Diquat. Another major component of this product category is 2-cyanopyridine. The Company is the exclusive supplier of this product to Dow Elanco who uses it in production of the herbicide Tordon(R). The sales of 2-cyanopyridine declined 10% in 1992 due to Dow holding an unusually high level of inventory at the end of 1991. Sales for pyridine derivatives in this category grew by 58% over 1991 due to increased sales to Europe and China. The derivatives are used in new rice herbicides and wheat fungicides and as a cotton growth regulator.

     The sales of animal feed additive products was $23,100,000, or 47%, of this category's 1992 revenues. Sales of feed grade Vitamin B3 and its chemical precursors increased 34% from 1991. The Company has a program to increase its capacity to produce niacinamide (Vitamin B3) thereby increasing sales and improving its market position, and reducing sales of the chemical precursors. Sales of organo-arsenical feed additives substantially increased over the prior year due to a full year of sales from Salsbury plus increased market penetration by our customer, A. L. Laboratories, the sole marketer of such products.

     Sales from SPECIALTY AND FINE CHEMICALS increased by $9,738,000 (34.9%) mainly due to the Zeeland acquisition which contributed $11,482,000 to this total. The major Zeeland products include products for the photographic industry, catalysts, organic intermediates and specialty additives.

     Sales of organic intermediate products represented $9,000,000, or 24%, of this category's 1992 revenues and were $2,400,000 lower than 1991. This decrease is attributable to increased competition by offshore companies and a strategic decision not to sell in certain markets at depressed prices.

     Sales of specialty additive products represented $9,800,000, or 27%, of this category's 1992 revenues and were $3,600,000 higher than 1991. The increase is attributable to sales related to the acquisitions of Zeeland and Salsbury.

     Sales of catalyst products represented $8,400,000, or 22%, of this category's 1992 revenues and were $3,500,000 higher than 1991. That increase is primarily attributable to a variety of products associated with the Zeeland acquisition.

     Sales of photographic chemical products represented $8,200,000, or 22%, of this category's 1992 revenues and were $4,800,000 higher than 1991. That increase is primarily attributable to a variety of products associated with the Zeeland acquisition. Zeeland is the key supplier of a photochemical to a major film manufacturer and plans to increase production capacity for that product during 1993.

     PERFORMANCE CHEMICALS' sales decreased $583,000 (2.8%) from prior year. Sales of encapsulant products declined approximately 3% from 1991 reflecting a continued decline in the use of copper cables in the telecommunications sector, but rebuilding after Hurricane Andrew in Florida and Louisiana helped to reduce the decline. Pricing of encapsulants, however, was slightly better than in 1991.

     COATINGS' revenues decreased $8,577,000 (31.6%) from 1991 due to the withdrawal of rheological additive products and mercury biocides in 1991. Castor oil based products sold in this category increased due to sales to the construction and automotive industries.

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

     Total gross profit of $46,036,000 increased by $19,710,000, or 74.9%, from the 1991 level. The gross profit as a percent of net revenues improved from 18.2% in 1991 to 25.7% in 1992. The improved gross profit was due to the increased sales of higher margin products, lower cost of major raw materials, and a $4,000,000 charge in 1991 for obsolete and offspecification inventories and the related waste disposal costs for products manufactured at the Bayonne, New Jersey facility.

     Selling, general and administrative expenses as a percentage of net revenues was 15.7% in 1992, consistent with 1991. The 1992 expense of $28,201,000 was $5,458,000 above 1991, due to the addition of Salsbury and Zeeland, and the cost of bonus payments to management and to other employees in 1992 of $2,800,000.

     Periodically, the Company conducts a comprehensive review of its environmental and litigation issues, prepares estimates of the range of potential costs of each issue, where it can be estimated, and adjusts the accruals for environmental contingencies as circumstances warrant. An environmental provision of $1,747,000 was recorded in 1992 attributable to activity in a number of pending environmental matters. The 1992 provision compares favorably with that of the prior year which included a $2,538,000 provision related to estimated remediation costs for a particular site.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow from operations was $27,429,000 for December 31, 1994 compared with $16,390,000 in 1993. The increase in cash flow is primarily due to increased earnings and additional depreciation.

     Capital expenditures were $20,825,000 in 1994, $15,535,000 in 1993, and
$9,133,000 in 1992. The largest expenditures were for (1) a new facility at the Salsbury site in Charles City, Iowa, to increase production levels for several products and to generate steam; and (2) a new facility at the Zeeland site in Zeeland, Michigan, to manufacture a cough suppressant intermediate for a major customer.

     An additional amount of $126,000,000 was used to acquire the stock of Nobel/Profarmaco on October 12, 1994 and $7,400,000 was used to acquire Seal Sands Chemicals Ltd. on January 31, 1994.

     On September 21, 1994, the Company entered into a new $225,000,000 Loan Agreement (the "Credit Agreement") with a syndicate of lenders (the "Banks") and with NBD Bank, N.A., as Agent. The Credit Agreement provides for (i) a one-year $50,000,000 bridge loan, due October 11, 1995; (ii) a $75,000,000 term loan, with mandatory $1,000,000 quarterly payments until September 30, 1997 and mandatory quarterly payments of $3,938,000 for each quarter thereafter until September 30, 2001; and (iii) a $100,000,000 revolving credit facility, due October 11, 1997. The revolving credit facility will be extended for successive two-year periods subsequent to October 11, 1997 unless either the Company or the Banks elect not to so extend the facility.

     The Credit Agreement permits the Company to choose from various interest rate options and to specify the portion of the borrowing to be covered by each interest rate option. It also retains virtually all of the affirmative and negative covenants contained in the Company's previous senior bank credit agreement (the "Old Credit Agreement"), but provides for certain changes to the minimum net worth and deferred pledge of assets covenants.

     On October 11, 1994, the Company borrowed $32,200,000 and L4,265,000 under the Credit Agreement to repay all of its obligations under the Old Credit Agreement, and the Old Credit Agreement was terminated. On October 12, 1994, the Company borrowed $126,000,000 under the Credit Agreement, including all of the $50,000,000 bridge loan facility and all of the $75,000,000 seven-year term loan, to finance the acquisition of Nobel/Profarmaco. On October 31, 1994, the Company borrowed $4,150,000 under the Credit Agreement to retire a variable rate Industrial Development Revenue Bond relating to its manufacturing facility in Zeeland, Michigan.

     The Company has undrawn borrowing capacity of approximately $55,600,000 under the Credit Agreement as of December 31, 1994, which can be used for general corporate purposes. Management is of the opinion that these amounts, together with other available sources of capital, are adequate for meeting the Company's financing and capital requirements.

     During 1994, the Company paid cash dividends of $0.20 per share.

     The Company buys materials and sells products in a variety of currencies, and owns property in various parts of the world. Its results are, therefore, impacted by changes in the relative value of currencies in which it deals. Prior to the acquisition of Nobel/Profarmaco, this risk was not considered to be significant and the Company had no program to mitigate it.

     Since the acquisition of Nobel/Profarmaco, the potential impact of changes in relative currencies' values has increased significantly. The Company has begun to put in place a process to monitor and control such exposures. Until the formal system is complete, management is monitoring for identifiable exposures and taking appropriate action where necessary.

ENVIRONMENTAL

     The Company maintains environmental and industrial safety and health compliance programs at its plants, and believes that its manufacturing operations are in general compliance with all applicable safety, health and environmental laws.

     Beginning in 1990, CasChem, Inc., one of the Company's subsidiaries, was the subject of an investigation by the Environmental Protection Agency and the Federal Bureau of Investigation concerning the handling, storage, and disposal of hazardous wastes. During 1994, a settlement was reached wherein that subsidiary pleaded guilty to the unpermitted storage of one drum of hazardous waste and the payment of a $1,000,000 fine, which was paid in January 1995. As a related liability had been previously established, the resolution of this matter has had no effect upon the results of operations in 1994.

     Through the activities of its predecessors and third parties in connection with the handling and disposal of hazardous and other wastes, the Company may become liable, irrespective of fault, for certain site remediation costs under federal and state environmental statutes. Descriptions of such environmentally related contingencies are presented in Note #19 to the financial statements and incorporated herein by reference.

     The resolution of such matters often spans several years and frequently involves regulatory oversight and/or adjudication. Additionally, many remediation requirements are not fixed and are likely to be affected by future technological, site and regulatory developments. Consequently, the ultimate extent of liabilities with respect to such matters as well as the timing of related cash disbursements cannot be determined with certainty. However, management is of the opinion that while the ultimate liability resulting from these matters may have a material effect upon the results of operations in any given year, they will not have a material adverse effect upon the Company's liquidity nor its financial position.

IMPACT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standard No. 112 "Employer's Accounting for Postemployment Benefits" (SFAS 112) requires the recognition of an accrual basis of all types of postemployment benefits provided to former or inactive employees subsequent to employment but before retirement. The Company currently provides limited benefits in this regard and adopted SFAS 112 effective January 1, 1994. The net effect upon 1994 pretax operating results and the related annual expense was immaterial. The Company does not anticipate significant increases in the annual expense related to SFAS 112.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

                                                                                   PAGE NUMBER
                                                                                 (IN THIS REPORT)
                                                                                 ----------------
Independent Accountants' Report...............................................          24
Consolidated Balance Sheets as of December 31, 1994 and 1993..................          25
Consolidated Income Statements for the Years Ended December 31, 1994, 1993 and
  1992........................................................................          26
Consolidated Statements of Stockholders' Equity for the Years Ended December
  31, 1994, 1993 and 1992.....................................................          27
Consolidated Statements of Cash Flows for the Years Ended December 31, 1994,
  1993 and 1992...............................................................          28
Notes to Consolidated Financial Statements....................................          29
Consolidated Quarterly Financial Data (unaudited) for the Years Ended December
  31, 1994 and 1993...........................................................          47

     The financial statements and schedules are filed pursuant to Item 14 of this report.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Cambrex Corporation:

     We have audited the accompanying consolidated balance sheets of Cambrex Corporation and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows and the consolidated financial statement schedules for each of the three years in the period ended December 31, 1994, as listed in Item 14(a) of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambrex Corporation and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Notes 9 and 15 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes and changed its method of accounting for postretirement benefits other than pensions.

                                          COOPERS & LYBRAND L.L.P.

Parsippany, New Jersey
January 19, 1995

                      CAMBREX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                           1994         1993
                                                                         --------     --------
                                            ASSETS
Current assets:
  Cash and cash equivalents............................................  $  9,087     $    161
  Receivables:
     Trade accounts, less allowance for doubtful accounts of $1,288 and
      $355 at respective dates.........................................    47,742       27,778
     Other.............................................................     5,112          237
                                                                         --------     --------
                                                                           52,854       28,015
  Inventories..........................................................    61,979       33,730
  Deferred tax asset...................................................     1,089        1,315
  Other current assets.................................................     5,689        3,557
                                                                         --------     --------
          Total current assets.........................................   130,698       66,778
Property, plant and equipment, net.....................................   172,282       89,784
Intangible assets, net.................................................    56,991        7,621
Other assets...........................................................       506        2,662
                                                                         --------     --------
          Total assets.................................................  $360,477     $166,845
                                                                         ========     ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.............................  $ 48,402     $ 20,872
  Income taxes payable.................................................     5,982        3,409
  Short-term debt......................................................    52,368
  Current portion of long-term debt....................................     4,021        4,000
                                                                         --------     --------
          Total current liabilities....................................   110,773       28,281
Long-term debt.........................................................   115,975       36,261
Deferred taxes.........................................................    14,258        5,986
Other noncurrent liabilities...........................................    17,505        8,748
                                                                         --------     --------
          Total liabilities............................................   258,511       79,276
Commitments and contingencies
Stockholders' equity:
  Common Stock, $.10 par value; issued 6,078,781 and
     6,014,681 shares at respective dates..............................       607          601
  Additional paid-in capital...........................................    73,673       72,627
  Retained earnings....................................................    35,935       25,859
  Additional minimum pension liability.................................                 (1,030)
  Treasury stock, at cost; 756,806 and 819,049 shares at respective
     dates.............................................................    (9,690)     (10,488)
  Cumulative translation adjustment....................................     1,441
                                                                         --------     --------
          Total stockholders' equity...................................   101,966       87,569
                                                                         --------     --------
          Total liabilities and stockholders' equity...................  $360,477     $166,845
                                                                         ========     ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             --------     --------     --------
Net revenues...............................................  $241,634     $197,203     $179,452
Operating expenses:
  Cost of goods sold.......................................   183,753      145,425      133,416
  Selling, general and administrative......................    31,216       29,286       28,201
  Research and development.................................     5,689        5,843        4,046
                                                             --------     --------     --------
          Total operating expenses.........................   220,658      180,554      165,663
                                                             --------     --------     --------
Operating profit...........................................    20,976       16,649       13,789
Other (income) expenses
  Interest income..........................................       (95)         (41)         (26)
  Interest expense.........................................     4,676        2,812        2,463
  Other -- net.............................................      (497)         466        1,054
                                                             --------     --------     --------
Income before income taxes.................................    16,892       13,412       10,298
Provision for income taxes.................................     5,766        4,771        4,068
                                                             --------     --------     --------
Net income.................................................  $ 11,126     $  8,641     $  6,230
                                                             ========     ========     ========

Earnings per share of common stock and common stock
  equivalents:
     Primary...............................................  $   1.96     $   1.64     $   1.27
     Fully diluted.........................................  $   1.95     $   1.60     $   1.23

Weighted average shares outstanding:
     Primary...............................................     5,674        5,282        4,888
     Fully diluted.........................................     5,699        5,484        5,242

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                 COMMON STOCK      NONVOTING
                               -----------------    COMMON                          ADDITIONAL                            TOTAL
                                            PAR      STOCK                           MINIMUM                CUMULATIVE    STOCK-
                                 SHARES    VALUE     (PAR      PAID- IN  RETAINED    PENSION     TREASURY   TRANSLATION  HOLDERS'
                                 ISSUED    ($.10)    $.10)     CAPITAL   EARNINGS   LIABILITY     STOCK     ADJUSTMENT    EQUITY
                               ----------  -----   ---------   -------   --------   ----------   --------   ----------   --------
Balance at December 31,
  1991.......................   5,656,184  $566                $67,030   $12,922                 $(11,801)               $ 68,717
  Net income.................                                              6,230                                            6,230
  Cash dividends at $0.20 per
    share....................                                               (950)                                            (950)
  Exercise of stock
    options..................      49,550     5                    306                                                        311
  Shares issued under savings
    plan.....................                                      378                                749                   1,127
  Purchase of treasury
    stock....................                                                                        (258)                   (258)
                               ----------  -----   ---------   -------   --------   ----------   --------   ----------   --------
Balance at December 31,
  1992.......................   5,705,734   571         --      67,714    18,202           --     (11,310)        --       75,177
  Net income.................                                              8,641                                            8,641
  Cash dividends at $0.20 per
    share....................                                               (984)                                            (984)
  Exercise of stock
    options..................      51,550     5                    334                                                        339
  Conversion of subordinated
    notes....................     257,397    25                  3,965                                                      3,990
  Additional minimum pension
    liability................                                                        $ (1,030)                             (1,030)
  Shares issued under savings
    plan.....................                                      614                                822                   1,436
                               ----------  -----   ---------   -------   --------   ----------   --------   ----------   --------
Balance at December 31,
  1993.......................   6,014,681   601         --      72,627    25,859       (1,030)    (10,488)        --       87,569
  Net income.................                                             11,126                                           11,126
  Cash dividends at $0.20 per
    share....................                                             (1,050)                                          (1,050)
  Exercise of stock
    options..................      64,100     6                    395                                                        401
  Additional minimum pension
    liability................                                                           1,030                               1,030
  Shares issued under savings
    plan.....................                                      651                                798                   1,449
  Adjustment for foreign
    currency translation.....                                                                                 $1,441        1,441
                               ----------  -----   ---------   -------   --------   ----------   --------   ----------   --------
Balance at December 31,
  1994.......................   6,078,781  $607      $  --     $73,673   $35,935           --    $ (9,690)    $1,441     $101,966
                                 ========  =====   =========   =======   ========   =========    ========   ==========   ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1994          1993         1992
                                                            ---------     --------     --------
Cash flows from operations:
  Net income..............................................  $  11,126     $  8,641     $  6,230
  Depreciation and amortization...........................     15,937       11,779       10,323
  Provision for environmental contingencies...............                   1,029        1,747
  Increase (decrease) in deferred taxes...................      3,183        1,112          (16)
  Changes in assets and liabilities:
     Receivables..........................................     (3,349)        (228)         862
     Inventories..........................................     (1,212)      (3,709)      (1,941)
     Other current assets.................................        (44)        (684)      (1,100)
     Accounts payable and accrued liabilities.............      3,625        1,016        6,666
     Income taxes payable.................................     (1,852)          57        1,757
     Other noncurrent assets and liabilities..............         15       (2,623)        (506)
                                                            ---------     --------     --------
     Net cash provided from operations....................     27,429       16,390       24,022
                                                            ---------     --------     --------
Cash flows from investing activities:
  Capital expenditures....................................    (20,825)     (15,535)      (9,133)
  Acquisition of businesses...............................   (131,697)      (5,886)     (20,228)
  Proceeds from sale of product lines.....................      2,152
                                                            ---------     --------     --------
     Net cash (used in) investing activities..............   (150,370)     (21,421)     (29,361)
                                                            ---------     --------     --------
Cash flows from financing activities:
  Dividends...............................................     (1,050)        (984)        (950)
  Increase in short-term debt.............................     50,784
  Long-term debt activity (including current portion):
     Borrowings...........................................    134,679       42,111       65,544
     Repayments...........................................    (56,244)     (38,274)     (59,985)
  Proceeds from the issuance of common stock..............        401          339          311
  Proceeds from the sale of treasury stock................      1,449        1,436        1,127
  Purchase of treasury stock..............................                                 (257)
                                                            ---------     --------     --------
     Net cash provided from financing activities..........    130,019        4,628        5,790
                                                            ---------     --------     --------
Effect of exchange rate changes on cash...................      1,848
                                                            ---------     --------     --------
Net increase (decrease) in cash...........................      8,926         (403)         451
Cash at beginning of year.................................        161          564          113
                                                            ---------     --------     --------
Cash at end of year.......................................  $   9,087     $    161     $    564
                                                            =========     ========     ========
Supplemental disclosure:
     Interest paid........................................  $   4,996     $  2,810     $  2,182
     Income taxes paid....................................  $   4,854     $  4,126     $  3,203
Noncash transactions:
  Conversion of subordinated notes to common stock........                $  3,990
  Additional minimum pension liability recorded as a
     charge to stockholders' equity in 1993 and eliminated
     in 1994..............................................  $  (1,030)    $  1,030

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Cash Equivalents

     Temporary cash investments with an original maturity of less than three months are considered cash equivalents.

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

                Buildings and improvements...................   15 to 20 years
                Machinery and equipment......................   5 to 10 years
                Furniture and fixtures.......................    3 to 5 years

     When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in other (income) expense, net. Total interest capitalized in 1994 amounted to $461.

     Intangible Assets

     Intangible assets are recorded at cost and amortized on a straight-line basis as follows:

                Patents.........................  Amortized over the remaining life of individual patents
                                                  (average 5 years)
                Goodwill........................  4 to 20 years
                Product technology..............  5 to 17 years
                Non-compete agreements..........  5 years
                Trademarks and other............  1 to 40 years

                      CAMBREX CORPORATION AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     At each balance sheet date, the Company evaluates the realizability of intangibles based upon expectations of non-discounted cash flows and operating income for each subsidiary having material intangible balances.

     Income Taxes

     The Company files a consolidated Federal income tax return which includes all domestic subsidiaries and foreign income where appropriate.

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

     Foreign Currency

     The functional currency of the Company's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses resulting from foreign currency transactions are included in the results of operations, except for those relating to intercompany transactions of a long-term investment nature which are accumulated in stockholders' equity.

     Earnings Per Common Share

     The calculation of primary earnings per common share is based on the weighted average number of common shares and common share equivalents outstanding during the applicable period. Fully diluted earnings per share assumes conversion of the outstanding convertible subordinated notes in 1993 and prior years, and the elimination of the related interest expense, net of tax.

(3)  ACQUISITIONS AND DIVESTITURES

     (a) On October 12, 1994, the Company completed the acquisition of the stock of Nobel's Pharma Chemistry Business ("Nobel/Profarmaco") from Akzo Nobel for approximately $126,000. The business consists of Nobel Chemicals AB in Karlskoga, Sweden, Profaramaco Nobel S.r.1. in Milan, Italy and sales companies in Germany, England and the United States. Nobel/Profarmaco manufactures fine chemical intermediates and bulk active ingredients for pharmaceutical products. The transaction was accounted for as a purchase and was financed with the Company's new credit agreement, and resulted in goodwill of $45,756 which is being amortized on a straight line basis over 17.5 years.

     On January 31, 1994, Cambrex purchased substantially all of the assets of Hexcel Corporation's fine chemicals business located in Middlesbrough, England, for approximately $7,400 and the assumption of certain current liabilities in the amount of $2,100. The business, now known as Seal Sands Chemicals, Ltd. ("Seal Sands"), manufactures chemical intermediates used in the pharmaceutical, photographic, water treatment, health care, and plastics industries. On May 27, 1994, the Company purchased the Topanol product line from Zeneca Limited to complement the Seal Sands operation for $4,600. These transactions were accounted for as purchases and were financed with the Company's credit agreement, and resulted in goodwill of $1,881 for Seal Sands and $504 for Topanol which are being amortized on a straight line basis over 17.5 years and 5 years, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

(3)  ACQUISITIONS AND DIVESTITURES -- (CONTINUED)
     (b) On March 12, 1993, the Company purchased substantially all of the assets of Viscosity Oil's fiber optic gel business for $5,886. The transaction was accounted for as a purchase and was financed with the Company's credit agreement. No goodwill resulted from this transaction.

     (c) On March 31, 1992, the Company purchased substantially all of the assets of the fine chemicals business of Hexcel Fine Chemicals, now known as Zeeland Chemicals, Inc. ("Zeeland"), for $20,251, and the assumption of certain liabilities including a variable rate Industrial Development Revenue Bond in the principal amount of $4,150, and the remaining payments of a capital lease obligation with a net present value of $8,214. The transaction was accounted for as a purchase and was financed with the Company's credit agreement. No goodwill resulted from this transaction.

     (d) Unaudited pro forma results as if the Nobel/Profarmaco and Seal Sands acquisitions and the Topanol product line purchase had occurred at January 1 of each of 1994 and 1993 are presented below. Unaudited pro forma results as if the Zeeland acquisition had occurred at January 1 of 1992 are also presented below. The pro forma financial information is not necessarily indicative of results of operations that would have occurred had the combinations been in effect at the beginning of the periods nor of future results of operations of the combined companies.

     These transactions were accounted for as purchases and were financed with the Company's credit agreement.

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
    Net revenues.......................................  $328,538     $295,704     $186,569
    Net income.........................................    13,990        7,469        6,598
    Earnings per share
      Primary..........................................      2.47         1.41         1.35
      Fully diluted....................................      2.45         1.36         1.30

     Assets acquired and liabilities assumed are as follows:

                                                                       1994         1992
                                                                     --------     --------
    Cash...........................................................  $  6,305
    Receivables....................................................    20,638     $  4,653
    Inventories....................................................    28,791        3,845
    Deferred tax asset.............................................       481
    Other current assets...........................................     3,574           32
    Property, plant and equipment..................................    76,103       26,348
    Goodwill.......................................................    51,381
    Accounts payable and accrued liabilities.......................   (26,090)        (306)
    Income taxes payable...........................................    (4,551)
    Deferred taxes.................................................    (6,005)
    Other non-current liabilities..................................    (9,752)     (14,344)
                                                                     --------     --------
                                                                     $140,875     $ 20,228
                                                                     ========     ========

     The pro forma information has not been adjusted for the effect of the fiber optic gel business, acquired in March of 1993, as such amounts cannot be reasonably separated from existing operations and are deemed to be immaterial.

                      CAMBREX CORPORATION AND SUBSIDIARIES

(3)  ACQUISITIONS AND DIVESTITURES -- (CONTINUED)
     (e) In 1994, the Company sold three small businesses: Wicken cosmetic esters, black and white photographic chemicals and the Hydrogels business for $2,152. No gain or loss resulted from the sales of these businesses.

(4)  FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standard No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS 112) requires the recognition on an accrual basis of all types of postemployment benefits provided to former or inactive employees subsequent to employment but before retirement. The Company currently provides limited benefits in this regard. The Company adopted SFAS 112 effective January 1, 1994. The net effect upon 1994 pretax operating results was immaterial.

     Statement of Financial Accounting Standard No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure about amounts, nature, and terms of derivative financial instruments held or issued and encourages disclosure of quantitive information about the market risks associated with those instruments. As of December 31, 1994, the Company had not issued nor did it hold such instruments.

(5)  INVENTORIES

     Inventories consist of the following:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1994        1993
                                                                       -------     -------
    Finished goods...................................................  $31,473     $17,988
    Raw materials....................................................   27,603      13,878
    Supplies.........................................................    2,903       1,864
                                                                       -------     -------
      Total..........................................................  $61,979     $33,730
                                                                       =======     =======

(6)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
    Land...........................................................  $  7,937     $  4,349
    Buildings and improvements.....................................    42,261       22,698
    Machinery and equipment........................................   162,383      100,910
    Furniture and fixtures.........................................     5,752        4,361
    Construction in progress.......................................    23,509       13,919
                                                                     --------     --------
      Total........................................................   241,842      146,237
    Accumulated depreciation.......................................   (69,560)     (56,453)
                                                                     --------     --------
      Net..........................................................  $172,282     $ 89,784
                                                                     ========     ========

     Depreciation expense amounted to $13,983, $10,735 and $9,349 for the years ended December 31, 1994, 1993 and 1992, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

(7)  INTANGIBLE ASSETS

     Components of intangible assets are as follows:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
    Goodwill.......................................................  $ 51,467     $  3,900
    Other..........................................................    17,609       15,886
                                                                     --------     --------
      Total........................................................    69,076       19,786
    Accumulated amortization.......................................   (12,085)     (12,165)
                                                                     --------     --------
      Net..........................................................  $ 56,991     $  7,621
                                                                     ========     ========

(8)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The components of accounts payable and accrued liabilities are as follows:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1994        1993
                                                                       -------     -------
    Accounts payable.................................................  $31,047     $12,996
    Salaries, wages and employee benefits payable....................    8,113       3,780
    Other accrued liabilities........................................    9,242       4,096
                                                                       -------     -------
      Total..........................................................  $48,402     $20,872
                                                                       =======     =======

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

     Pretax income consisted of the following:

                                                               YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1994        1993        1992
                                                            -------     -------     -------
    Domestic..............................................  $15,571     $13,412     $10,298
    Foreign...............................................    1,321          --          --
                                                            -------     -------     -------
      Total...............................................  $16,892     $13,412     $10,298
                                                            =======     =======     =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

(9)  INCOME TAXES -- (CONTINUED)
     The provision for income taxes consists of the following expenses
(benefits):

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1994        1993       1992
                                                              -------     ------     ------
    Current:
      Federal...............................................  $ 3,142     $3,216     $3,515
      State.................................................      529        443        569
      Foreign...............................................   (1,088)        --         --
                                                              -------     ------     ------
                                                                2,583      3,659      4,084
                                                              -------     ------     ------
    Deferred:
      Federal...............................................    1,537        974        120
      State.................................................      328        138       (136)
      Foreign...............................................    1,318         --         --
                                                              -------     ------     ------
                                                                3,183      1,112        (16)
                                                              -------     ------     ------
         Total..............................................  $ 5,766     $4,771     $4,068
                                                              =======     ======     ======

     The significant components of the deferred tax expense (benefit) are presented in the schedule below. For 1994 and 1993, the components of the deferred tax expense (benefit) were computed in accordance with the provisions of SFAS 109. For 1992, the components of the deferred income tax expense (benefit) were computed in accordance with the provisions of APB 11.

                                                                     YEARS ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                    1994       1993       1992
                                                                   ------     ------     ------
Depreciation.....................................................  $2,558     $2,047     $1,746
Environmental reserves...........................................    (290)      (453)      (693)
Self insurance...................................................     (83)       (79)      (351)
Inventory capitalization.........................................     153       (123)      (361)
Alternative minimum tax credits..................................     538       (727)        --
Other............................................................     307        447       (357)
                                                                   ------     ------     ------
                                                                   $3,183     $1,112     $  (16)
                                                                   ======     ======     ======

     The provision for income taxes differs from the statutory Federal income tax rate of 34% as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                    1994       1993       1992
                                                                   ------     ------     ------
Income tax at Federal statutory rate.............................  $5,743     $4,560     $3,501
State and local taxes (benefits), net of Federal income tax
  benefits.......................................................     566        383        286
Difference between Federal statutory rate and statutory rates on
  foreign income.................................................    (350)
Other............................................................    (193)      (172)       281
                                                                   ------     ------     ------
Provision for income taxes.......................................  $5,766     $4,771     $4,068
                                                                   ======     ======     ======

                      CAMBREX CORPORATION AND SUBSIDIARIES

(9)  INCOME TAXES -- (CONTINUED)
     The components of deferred tax assets and liabilities as of December 31, 1994 and 1993 relate to temporary differences and carryforwards as follows:

                                                                        1994        1993
                                                                       -------     -------
    Deferred tax assets:
      Inventory......................................................  $ 1,103     $ 1,552
      Prepaid pension expense........................................     (495)       (623)
      Other..........................................................      481         386
                                                                       -------     -------
         Total.......................................................  $ 1,089     $ 1,315
                                                                       =======     =======
    Deferred tax liabilities:
      Depreciation...................................................  $19,715     $11,814
      Environmental expenses.........................................   (3,510)     (3,220)
      Loss carryforwards net of valuation allowance of $2,329........   (1,000)
      Alternative minimum tax credits................................   (1,546)     (2,084)
      Research and development credits...............................     (560)       (493)
      Other..........................................................    1,159         (31)
                                                                       -------     -------
         Total.......................................................  $14,258     $ 5,986
                                                                       =======     =======

     Under the tax laws of various countries in which the Company operates, net operating losses (NOLs) may be carried forward, subject to statutory limitations, to reduce taxable income in future years. The tax effect of such NOLs aggregated approximately $3,329 at December 31, 1994, the majority of which are available on an indefinite carryforward basis. However, a valuation reserve of $2,329 has been established to reflect uncertainties associated with the realization of such future benefits. Alternative minimum tax credits totaling $1,546 are available to offset future Federal income taxes on an indefinite carryforward basis. Research and development credit carryforwards totaling $560 expire between the years 2001 and 2005.

     Presently, the Company's Federal income tax returns for the years 1988 through 1992 are under audit. Management believes that the resolution of those audits will not have a significant effect upon results of operations in any given year.

(10)  SHORT-TERM DEBT

     On September 21, 1994, the Company entered into a new Loan Agreement (the "Credit Agreement") with NBD Bank, N.A., United Jersey Bank, National Westminster Bank NJ, Wachovia Bank of Georgia, N.A., BHF-Bank, The First National Bank of Boston, Chemical Bank New Jersey, N.A., and National City Bank. The Credit Agreement provides for a bridge loan in the aggregate principal amount of $50,000 due October 11, 1995. The Credit Agreement permits the Company to choose between various interest rate options for the bridge loan: (a) U.S. prime rate plus the applicable margin (ranging from 1/2 of 1% to 2%). The applicable margin is adjusted based upon the Funded Indebtedness to Cash Flow Ratio of Cambrex Corporation. See Long-term Debt note regarding collateralization and covenants.

     In addition to the $50,000 one year term loan, the remaining short-term debt represents the outstanding export financing facility (the "Facility") in Italy. The Facility provides for $13,000 (Lira 21 billion) in financing, of which $2,368 (Lira 3.841 billion) was outstanding at December 31, 1994. The Facility bears no interest.

                      CAMBREX CORPORATION AND SUBSIDIARIES

(11)  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                          DECEMBER 31,
                                                                      ---------------------
                                                                        1994         1993
                                                                      ---------    --------
    Bank credit facilities (a)......................................  $ 118,648    $ 36,111
    Industrial development revenue bond (b).........................         --       4,150
    Capitalized leases..............................................         57          --
    Notes payable (c)...............................................      1,291          --
                                                                      ---------    --------
      Subtotal......................................................    119,996      40,261
    Less: current portion...........................................      4,021       4,000
                                                                      ---------    --------
      Total.........................................................  $ 115,975    $ 36,261
                                                                       ========     =======

     (a) On September 21, 1994, the Company entered into a new Loan Agreement (the "Credit Agreement") with NBD Bank, N.A., United Jersey Bank, National Westminster NJ, Wachovia Bank of Georgia, N.A., BHF-Bank, The First National Bank of Boston, Chemical Bank New Jersey, N.A., and National City Bank. The Credit Agreement replaces the existing Revolving Credit and Term Loan Agreement (the "Old Credit Agreement") with NBD Bank, N.A., United Jersey Bank, and National Westminster Bank NJ. In addition to the one year loan of $50,000 (see Short-term Debt note), the Credit Agreement provides for a seven year term loan in the aggregate principal amount of $75,000 (payable $1,000 per quarter for twelve quarters and $3,938 for the remaining quarters beginning January 1995), and a revolving credit facility in the aggregate principal amount of $100,000 due October 11, 1997 (evergreen renewal; automatic two year extensions if non-renewal notice not given).

     The Credit Agreement permits the Company to choose between various interest rate options and to specify the portion of the borrowing to be covered by each interest rate option. Under the Revolving Credit Agreement, the interest rate options available to the Company are: (a) U.S. prime rate plus the applicable margin (ranging from 0% to 3/4 of 1%) or (b) LIBOR plus the applicable margin (ranging from 1/2 of 1% to 2%). The applicable margin is adjusted based upon the Funded Indebtedness to Cash Flow Ratio of the Company. The seven year term loan has the same interest rate options plus 1/2%. Additionally, the Company pays a commitment fee of between 1/5 of 1% and 3/8 of 1% on the unused portion of the Revolving Credit facility.

     The Credit Agreement retains virtually all of the restrictive covenants contained in the Company's Old Credit Agreement, but provides for certain changes to the minimum consolidated net worth and deferred pledge of asset requirements, as defined, and certain financial ratios. If these covenants are not met, the loan is collateralized by the assets of the Company's domestic subsidiaries and 66% of the outstanding capital stock of each of the foreign subsidiaries.

     On October 11, 1994, the Company borrowed $32,200 and L4,265 from the new Credit Agreement to satisfy the Old Credit Agreement. On October 12, 1994, the Company borrowed $126,000 from the new Credit Agreement (of which $50,000 is Short-term Debt) to purchase the stock of Nobel/Profarmaco.

     (b) On October 31, 1994, the Company borrowed from the Credit Agreement to repay the full principal amount of $4,150 along with all accrued interest on the Industrial Development Revenue Bond (due March 1, 2008) which was assumed as part of the purchase of the assets of Zeeland Chemicals, Inc.

     (c) As part of the October 12 acquisition of Nobel/Profarmaco, the Company assumed a government loan made to Profarmaco S.r.1. to finance technological innovations. The Loan of $1,291, bearing interest at 9.21%, is amortized over ten annual payments starting July 26, 1995 and ending July 26, 2004.

                      CAMBREX CORPORATION AND SUBSIDIARIES

(11)  LONG-TERM DEBT -- (CONTINUED)
     (d) Aggregate maturities of long-term debt are as follows:

                1995..............................................  $  4,021
                1996..............................................     4,092
                1997..............................................    47,748
                1998..............................................     7,048
                1999..............................................    15,870
                Thereafter........................................    41,217
                                                                    --------
                     Total........................................  $119,996
                                                                    ========

(12)  STOCKHOLDERS' EQUITY

     The Company has two classes of common shares designated Common Stock and Nonvoting Common Stock. Authorized shares of Common Stock were 20,000,000 at December 31, 1994 and 1993. Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 1994 and 1993.

     At December 31, 1994, authorized shares of Common Stock were reserved for issuance as follows:

                Stock option plans................................  1,018,000
                Cambrex savings plan..............................     82,396
                                                                    ---------
                     Total shares.................................  1,100,396
                                                                     ========

     Nonvoting Common Stock has equal rights with Common Stock, with the exception of voting power. Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock. In 1991, all 113,182 outstanding shares were converted.

     In 1990, Cambrex purchased 1,000,000 shares of its Common Stock as part of a previously announced stock buy back program. These shares were purchased in the open market at an average purchase price of $12.12 per share. All of the acquired shares are held as Common Stock in treasury, less shares issued to the Cambrex Savings Plan. The Company held 756,806 and 819,049 shares of treasury stock at December 31, 1994 and 1993, respectively.

     In 1987, the Company authorized 5,000,000 shares of Series Preferred Stock, par value $0.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 1994 and 1993, there was no preferred stock outstanding.

(13)  STOCK OPTIONS

     On October 24, 1983, the Company's stockholders approved the 1983 Incentive Stock Option Plan ("1983 Plan"), which provides for the grant of options intended to qualify as incentive stock options to management and other key employees of Cambrex. On September 1, 1987 the Company's stockholders approved the 1987 Stock Option Plan ("1987 Plan"), which provides for the granting to key employees both non-qualified stock options and incentive stock options. On May 7, 1990, the Company's stockholders approved the 1989 Senior Executive Stock Option Plan ("1989 Plan"), which provides for the grant of options intended to qualify as additional incentives to the Company's Senior Executive Officers. On May 1, 1992, the Company's stockholders approved the 1992 Stock Option Plan ("1992 Plan"), which provides for the granting to key employees both non-qualified stock options and incentive stock options. On April 28, 1994, the Company's stockholders approved the 1993 Senior Executive Stock Option Plan ("1993 Plan"), which

                      CAMBREX CORPORATION AND SUBSIDIARIES

(13)  STOCK OPTIONS -- (CONTINUED)
provides for the grant of options intended to qualify as additional incentives to the Company's Senior Executive Officers. On April 28, 1994, the Company's stockholders also approved the 1994 Stock Option Plan ("1994 Plan"), which provides for the granting to key employees both non-qualified and incentive stock options. The 1994 Plan also provides for the granting of non-qualified stock options to non-employee directors.

     As of December 31, 1994, 298,000 options had been exercised. Shares of Common Stock subject to outstanding options under the Plans were as follows:

                                                              AUTHORIZED          SUBJECT TO
                                                             FOR ISSUANCE     OUTSTANDING OPTIONS
                                                             ------------     -------------------
    1983 Plan..............................................      216,000             43,650
    1987 Plan..............................................      200,000            108,850
    1989 Plan..............................................      400,000            370,000
    1992 Plan..............................................      100,000             93,350
    1993 Plan..............................................      300,000            285,000
    1994 Plan..............................................      100,000             73,500
                                                             ------------        ----------
         Total shares......................................    1,316,000            974,350
                                                               =========      ===============

     Information regarding the Company's stock option plans is summarized below:

                                                                                          NUMBER OF
                                                       NUMBER OF      OPTION PRICE          SHARES
                                                        SHARES         PER SHARE $       EXERCISABLE
                                                       ---------     ---------------     ------------
Outstanding at December 31, 1991.....................   650,050       4.750 - 16.000        274,050
  Granted............................................   124,000      11.500 - 18.125
  Exercised..........................................   (49,550)      4.750 -  7.750
  Cancelled..........................................   (30,000)               5.750
                                                       ---------
Outstanding at December 31, 1992.....................   694,500       4.750 - 18.125        547,833
  Granted............................................    14,000      17.875 - 19.375
  Exercised..........................................   (51,550)      4.750 - 14.000
                                                       ---------
Outstanding at December 31, 1993.....................   656,950       4.750 - 19.375        523,617
  Granted............................................   382,000      19.875 - 24.250
  Exercised..........................................   (64,100)      4.750 - 19.875
  Cancelled..........................................      (500)               7.375
                                                       ---------
Outstanding at December 31, 1994.....................   974,350       4.750 - 24.250        658,850
                                                       ========

(14)  RETIREMENT PLANS

     On December 31, 1994, the Company merged The Cambrex Salaried Pension Plan (the "Cambrex Plan") with The CasChem Hourly Pension Plan (the "CasChem Plan"). Thus, as of December 31, 1994, the Company maintains two U.S. defined-benefit pension plans which cover substantially all eligible employees: (1) the Nepera Hourly Pension Plan (the "Nepera Plan") which covers the union employees at the Harriman, New York plant, and (2) The Cambrex Pension Plan (the "Cambrex Plan") which covers all other eligible employees.

     Benefits for the salaried and certain hourly employees are based on salary and years of service, while those for employees covered by a collective bargained agreement are based on negotiated benefits and years of

                      CAMBREX CORPORATION AND SUBSIDIARIES

(14)  RETIREMENT PLANS -- (CONTINUED)
service. The Company's policy is to fund pension costs currently to the extent deductible for income tax purposes. Pension plan assets consist primarily of equity and fixed income securities.

     The 1994 measurement date has been changed to September 30 from December
31. The expense for both 1993 and 1994 are based on a 12 month period, and were based on valuations of the plan as of January 1, 1993 and January 1, 1994, respectively. However, the reconciliation of funded status this year is determined as of September 30, 1994, whereas the last reconciliation was as of December 31, 1993.

     In accordance with the requirements of Statement of Financial Accounting Standard No. 87 "Employers' Accounting for Pensions" (SFAS 87), the overfunded and underfunded U.S. plans are presented separately. As a result of the aforementioned merger of the Cambrex Plan and the CasChem Plan, the remaining plans are overfunded as of December 31, 1994. The funded status of these plans as of September 30, 1994 and December 31, 1993 is as follows:

                                                      SEPTEMBER 30, 1994         DECEMBER 31, 1993
                                                      ------------------     --------------------------
                                                          OVERFUNDED         UNDERFUNDED     OVERFUNDED
                                                      ------------------     -----------     ----------
Actuarial present value of benefit obligations:
  Vested benefits...................................       $(14,096)          $ (13,798)      $ (2,146)
  Non-vested benefits...............................         (1,271)               (984)          (214)
                                                      ------------------     -----------     ----------
  Accumulated benefit obligation....................        (15,367)            (14,782)        (2,360)
  Additional benefits based on estimated future
     salary levels..................................           (939)             (1,115)             0
                                                      ------------------     -----------     ----------
Projected benefit obligation for service rendered
  through December 31, 1994 and 1993................        (16,306)            (15,897)        (2,360)
Plan assets at fair market value....................         18,224              13,854          4,879
                                                      ------------------     -----------     ----------
Funded status.......................................          1,918              (2,043)         2,519
Unrecognized net transition (asset).................           (300)                  4           (405)
Unrecognized prior service cost.....................           (270)               (270)          (194)
Other -- unrecognized net loss (gain) on past
  experience........................................            184               2,343           (189)
Additional minimum liability........................              0              (1,030)             0
                                                      ------------------     -----------     ----------
Prepaid (accrued) pension cost......................       $  1,532           $    (996)      $  1,731
                                                      ==============          =========       ========

     Assumptions used to develop the U.S. 1994 and 1993 net periodic pension expense and the September 30, 1994 and December 31, 1993 actuarial present value of projected benefit obligations:

                                                      SEPTEMBER 30, 1994         DECEMBER 31, 1993
                                                      ------------------     --------------------------
                                                          OVERFUNDED         UNDERFUNDED     OVERFUNDED
                                                      ------------------     -----------     ----------
PENSION EXPENSE
Weighted-average discount rate......................     7.5%                 8.0%            8.0%
Expected long-term rate of return on assets.........     8.5%                 8.5%            8.5%
Rate of increase in future compensation levels (non-
  collective bargained employees)...................     5.0%                 5.0%             N/A
ACTUARIAL PRESENT VALUE OF PROJECTED BENEFIT
  OBLIGATIONS
Weighted-average discount rate......................     8.5%                 7.5%            7.5%
Expected long-term rate of return on assets.........     8.5%                 8.5%            8.5%
Rate of increase in future compensation levels (non-
  collective bargained employees)...................     5.0%                 5.0%             N/A

                      CAMBREX CORPORATION AND SUBSIDIARIES

(14)  RETIREMENT PLANS -- (CONTINUED)
     Certain foreign subsidiaries of the Company maintain pension plans for their employees which conform to the common practice in their respective countries.

     The funded status of the Company's international pension plans as of December 31, 1994 is as follows:

                                                                          DECEMBER 31, 1994
                                                                             UNDERFUNDED
                                                                          -----------------
    Actuarial present value of benefit obligations:
      Vested benefits...................................................       $(3,879)
                                                                          -----------------
      Accumulated benefit obligation....................................        (3,879)
      Additional benefits based on estimated future salary levels.......        (1,179)
                                                                          -----------------
    Projected benefit obligation for service rendered through December
      31, 1994..........................................................        (5,058)
    Plan assets at fair market value....................................           848
                                                                          -----------------
    Funded status.......................................................        (4,210)
    Unrecognized net transition (asset).................................          (420)
    Other -- unrecognized net (gain) on past experience.................          (776)
                                                                          -----------------
    Accrued pension liability...........................................       $(5,406)
                                                                          ==============

     Assumptions used to develop the 1994 actuarial present value of projected benefit obligations for the Company's foreign pension plans:

                                                                           DECEMBER 31, 1994
                                                                           -----------------
    ACTUARIAL PRESENT VALUE OF PROJECTED BENEFIT OBLIGATIONS:
    Weighted-average discount rate.......................................      9.0% to 9.5%
    Expected long-term rate of return on assets..........................             10.0%
    Rate of increase in future compensation levels.......................      5.0% to 7.0%

     The Company's net pension costs included in operating results amounted to $1,157, $713 and $450 in 1994, 1993 and 1992, respectively, and were comprised of the following:

                                                                YEARS ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1994        1993        1992
                                                             -------     -------     ------
    Service cost...........................................  $ 1,242     $   843     $  825
    Interest cost on projected benefit obligation..........    1,757       1,299      1,152
    Return on plan assets..................................      370      (2,131)      (576)
    Amortization of excess plan net assets at
      adoption of SFAS 87..................................     (101)        (93)      (171)
    Other items -- deferred investment gain (loss).........   (2,111)        795       (780)
                                                             -------     -------     ------
              Net pension cost.............................  $ 1,157     $   713     $  450
                                                             =======     =======     ======

     Included in the net periodic pension cost is the amortization of prior service cost over a period of twelve to nineteen years and the amortization of the SFAS 87 transition obligation over a period of ten to seventeen years. The pension expense for foreign pension plans of $512 is included in the 1994 net periodic pension expense of $1,157.

     Cambrex also makes available to all employees a savings plan as permitted under Sections 401(k) and 401(a) of the Internal Revenue Code. Employee contributions are matched in part by Cambrex. The cost of this plan amounted to $1,449, $1,436, and $1,145 in 1994, 1993 and 1992, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

(14)  RETIREMENT PLANS -- (CONTINUED)
     In addition to the above plans, Cambrex also established a Supplemental Executive Retirement Plan in 1994. The net periodic pension cost for 1994 amounted to $104.

(15)  OTHER POSTRETIREMENT BENEFITS

     Cambrex provides postretirement health and life insurance benefits ("postretirement benefits") to all eligible retired employees. Employees who retire at or after age 55 with ten years of service are eligible to participate in the postretirement benefit plans. The Company's responsibility for such premiums for each plan participant is based upon years of service subject to an annual maximum of one thousand dollars. Such plans are self-insured and are not funded.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106). SFAS 106 requires such benefits to be accounted for on an accrual basis. Previously, such costs were expensed as claims were incurred. In connection with the adoption of SFAS 106, the Company has elected to amortize the transition obligation of $1,853 over twenty years. The net effect upon 1994 and 1993 pretax operating results, including the amortization of the transition obligation, resulted in a cost of $312 and $301, respectively. The Company has reviewed its health care benefit plans for retirees and does not anticipate significant increases in the annual expense related to SFAS 106.

     The periodic postretirement benefit cost includes the following components:

                                                                           YEARS ENDED
                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1994        1993
                                                                       -------     -------
    Service cost of benefits earned..................................  $    68     $    58
    Interest cost on accumulated postretirement benefit obligation...      151         150
    Amortization of transition obligation............................       93          93
                                                                       -------     -------
      Total periodic postretirement benefit cost.....................  $   312     $   301
                                                                       =======     =======
    Accumulated postretirement benefit obligation:

                                                                        1994        1993
                                                                       -------     -------
    Retirees.........................................................  $   957     $   990
    Fully eligible plan participants.................................      283         320
    Other active plan participants...................................      631         799
                                                                       -------     -------
    Total obligation.................................................    1,871       2,109
    Unrecognized net loss............................................      248        (149)
    Unrecognized transition obligation...............................   (1,669)     (1,760)
                                                                       -------     -------
    Accrued postretirement benefit cost recognized in the balance
      sheet..........................................................  $   450     $   200
                                                                       =======     =======

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

     The cost of all health and life insurance benefits is recognized as incurred and was approximately $3,994, $3,797 and $3,258 in 1994, 1993 and 1992, respectively. The cost of providing these benefits for the 199, 181 and 186 retirees in 1994, 1993 and 1992, respectively, is not separable from the cost of providing benefits for the 732, 791 and 746 active U.S. employees.

                      CAMBREX CORPORATION AND SUBSIDIARIES

(16)  OTHER INCOME AND EXPENSE

     Other income in 1994 was $497 including $380 in currency gains at Profarmaco. There were no other individually significant components in other income in 1994.

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

(17)  FOREIGN OPERATIONS AND EXPORT SALES

     In 1994, the Company acquired Nobel Chemicals AB in Karlskoga, Sweden, Profarmaco Nobel S.r.1. in Milan, Italy and Seal Sands Chemicals, Ltd. in Middlesbrough, England. These companies will operate as subsidiaries of Cambrex Ltd., England, which was organized in 1987.

     Summarized data for the Company's operations for 1994 are as follows:

                                                          DOMESTIC     EUROPEAN      TOTAL
                                                          ---------    --------    ---------
    Gross revenues......................................  $ 214,880    $ 34,803    $ 249,683
    Operating profit....................................     17,334       3,642       20,976
    Net income..........................................     10,514         612       11,126
    Identifiable assets.................................    167,725     192,752      360,477

     Export sales, included in domestic gross revenues, in 1994, 1993 and 1992 amounted to $44,135, $37,296 and $44,536, respectively. No country, in any of the given years, represents more than 10% of total revenues.

(18)  COMMITMENTS

     The Company currently has no significant capital lease obligations.

     The Company has operating leases expiring on various dates through the year 2013. The leases are primarily for office and laboratory equipment and vehicles. At December 31, 1994, future minimum commitments under operating lease arrangements were as follows:

                Year ended December 31:
                  1995.............................................  $  1,853
                  1996.............................................     1,002
                  1997.............................................       827
                  1998.............................................       632
                  1999 and thereafter..............................    11,764
                                                                     --------
                Net commitments....................................  $ 16,078
                                                                      =======

     Total operating lease expense was $1,958, $872 and $1,097 for the years ended December 31, 1994, 1993 and 1992, respectively.

     The Company has three letters of credit outstanding aggregating $752 as of December 31, 1994. These letters of credit were issued in connection with various administrative or environmental activities.

(19)  CONTINGENCIES

     Contingencies exist for certain subsidiaries of Cambrex because of legal and administrative proceedings arising out of the normal course of business. Such contingencies include environmental proceedings directly and indirectly against the subsidiaries as well as matters internally identified. The resolution of such matters

                      CAMBREX CORPORATION AND SUBSIDIARIES

(19)  CONTINGENCIES -- (CONTINUED)
often spans several years and frequently involves regulatory oversight and/or adjudication. Additionally, many remediation requirements are not fixed and are likely to be affected by future technological, site, and regulatory developments. Consequently, the ultimate extent of liabilities with respect to such matters as well as the timing of cash disbursements cannot be determined with certainty. However, management is of the opinion that while the ultimate liability resulting from these matters may have a material effect upon the results of operations in any given year, they will not have a material adverse effect upon the Company's liquidity nor its financial position.

     The following table exclusively addresses matters wherein the related liabilities are considered estimable. It summarizes the estimated range of the Company's share of costs associated with such matters, the related accruals, and the activity associated with those accruals. The changes in the estimated ranges between the current and prior year reflect revisions to estimates, the addition of matters that were quantified for the first time during the current year, and the satisfaction of others. The related accruals represent management's assessment of the aggregate liability associated with estimable matters.

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1994        1993
                                                                       -------     -------
    Estimated range of the Company's share of costs associated with estimable matters:
         Minimum.....................................................  $ 9,542     $ 7,085
                                                                       =======     =======
         Maximum.....................................................  $18,032     $14,835
                                                                       =======     =======
    Accrual and related activity:
      Balance, beginning of year.....................................  $ 9,058     $ 7,388
      Additions:
         Accruals established in connection with acquisition
           activity..................................................    1,510          --
         Adjustment recorded in connection with adoption of SFAS
           #109*.....................................................       --       1,320
         Income statement charges....................................       --       1,029
      Deductions for expenditures....................................     (357)       (679)
                                                                       -------     -------
      Balance, end of year...........................................  $10,211     $ 9,058
                                                                       =======     =======
    Classification of year end accrual:
      Current........................................................  $ 2,610     $   310
      Non-current....................................................    7,601       8,748
                                                                       -------     -------
                                                                       $10,211     $ 9,058
                                                                       =======     =======

---------------
* Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard #109, "Accounting for Income Taxes." At that date and in accordance with the provisions of that Statement, a deferred tax asset of $1,320 previously netted against this accrual was reclassified to non-current assets.

     During 1992, income statement charges for additions to the accrual for environmental contingencies aggregated $1,747.

     Significant matters wherein the related liability or range of liability is estimable, are summarized as follows:

     a) Nepera, Inc. ("Nepera") was named in 1987 as a Potentially Responsible Party (PRP) along with certain prior owners of the Maybrook Site in Hamptonburgh, New York by the United States Environmental

                      CAMBREX CORPORATION AND SUBSIDIARIES

(19)  CONTINGENCIES -- (CONTINUED)
Protection Agency (EPA) in connection with the disposition, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986. The Hamptonburgh site is on the EPA's National Priorities List for remedial work and clean-up. However, to date the EPA has entrusted the management of the remediation effort to the New York State Department of Environmental Conservation (DEC). Although the periods of ownership of the site and the extent of its use for wastewater disposal are well established, the PRP's have not been able to agree upon an allocation method for future remediation costs. However, a prior owner has participated with Nepera in the performance of the activities described in the following paragraphs.

     During 1992, Nepera prepared a draft Remedial Investigation/Feasibility Study (RI/FS) report which enumerated several remediation alternatives and submitted the Remedial Investigation portion to the DEC for review. Consequently, although this RI/FS had not been approved by the DEC, Nepera utilized it to revise the estimated liability for this matter previously included in the accrual for environmental contingencies. This estimate considered the probability of cost sharing with prior owners of the site.

     During 1993, the DEC requested the performance of additional site investigation prior to reviewing the Feasibility Study portion of the report. Nepera prepared a plan for such additional site investigation and submitted it for review.

     During 1994, the DEC requested the performance of additional site investigation beyond the 1993 proposed plan and requested the Feasibility Study portion of the report. Nepera updated the RI/FS, prepared a revised plan for additional site investigation, submitted them for review and utilized them to update the estimated liability for this matter. Additionally, a DEC administrative law judge issued a decision ordering one of the former owners to remediate the site. However, that former owner is appealing the decision.

     b) Nepera was named in 1987 as a responsible party along with certain prior owners of Nepera's Harriman, New York production facility by the DEC in connection with contamination at that site. Nepera believes that any remediation to be conducted at that site is primarily related to contamination attributable to material handling and disposal practices, including drum burial at the site, which occurred prior to Cambrex's acquisition of Nepera in 1986. A prior owner has participated with Nepera in the performance of the activities described in the following paragraphs. Over the past several years, Nepera, with the agreement of the DEC, has been performing an interim remedial measure involving the pumping and treatment of groundwater to mitigate the possibility of contamination progressing beyond the site boundaries.

     During 1992, Nepera prepared a draft RI/FS report which enumerated several remediation alternatives and submitted the Remedial Investigation portion to the DEC for review. Consequently, although this RI/FS had not been approved by the DEC, Nepera utilized it to develop a range of estimated liabilities for this matter and considered such estimates when determining the accrual for environmental contingencies. That estimate considered the probability of cost sharing with prior owners of the site.

     During 1993, Nepera had not received commentary from the DEC concerning the Remedial Investigation portion of the report.

     During 1994, the DEC requested the Feasibility Study portion of the report. Nepera updated the RI/FS and submitted it for review.

     c) CasChem, Inc. (CasChem) was subject to an investigation commenced in 1990 by agents of the EPA and the Federal Bureau of Investigation pursuant to a search warrant indicating an interest in the handling, storage, and disposal of hazardous wastes.

     During 1994, a settlement was reached wherein CasChem pleaded guilty to the unpermitted storage of one drum of hazardous waste and the payment of a $1,000 fine. That amount was paid during January 1995.

                      CAMBREX CORPORATION AND SUBSIDIARIES

(19)  CONTINGENCIES -- (CONTINUED)
     d) Cosan, Inc. (Cosan) entered into an Administrative Consent Order in 1985 with the New Jersey Department of Environmental Protection (NJDEP) under New Jersey's Industrial Site Recovery Act ("ISRA", which was previously known as the Environmental Conservation and Recovery Act or ECRA) in order to consummate the sale of the controlling interest in Cosan to the Company. Through that action, Cosan became required to determine whether its facility located in Carlstadt, New Jersey was contaminated by hazardous materials and, if appropriate, effect a cleanup.

     During 1992, based upon the results of an evaluation of the site, Cosan proposed the installation of a groundwater recovery system to remove contaminates from the soil. Presently, Cosan is awaiting the NJDEP's approval of that proposal.

     e) As more fully described in Note #3, in 1992 Cambrex acquired substantially all of the assets of the fine chemicals business of Hexcel Fine Chemicals, now known as Zeeland Chemicals, Inc. In connection with that transaction, an accrual of $3,300 was established for environmental conditions existing as of the date of the acquisition.

     f) Nepera was named in the early 1980's as a PRP along with approximately 130 other companies by the EPA in connection with the SCP Corporation (SCP) site in Carlstadt, New Jersey. The site is on the EPA's National Priorities List for remedial work and cleanup. SCP disposed of process wastewater and minor amounts of other material for Nepera during the 1970's.

     The EPA has directed an Interim Remedial Measure for this site consisting of the construction of slurry walls and a pump and treat facility. Presently, a proportionate allocation of responsibility has not been established. However, Nepera's responsibility may be relatively large in relation to other parties. Nepera is contesting the proposed basis for the allocation of responsibility for this site, and believes it has grounds to, and will, oppose any efforts to charge it with excessive responsibility.

     During 1994, the cost of capping the site was estimated by the PRP group to range from $5,000 to $8,000. Although such a remediation alternative has not been approved by the EPA, Nepera has assumed it to be the minimum effort which will be required at the site. Consequently, Nepera utilized such information to develop a range of estimated liabilities for this matter and considered such estimates when determining the accrual for environmental contingencies.

     Additionally, during 1994, Nepera reached a settlement agreement with certain insurers who agreed to pay a certain portion of future expenditures associated with the site and incurred by Nepera. A receivable has not been recorded in connection with this agreement as the payments are not realizable until Nepera's liability has been determined and funds actually expended.

     g) Cosan was named in 1992 as a defendant in a suit filed by the owners of a manufacturing site in Clifton, New Jersey that had been owned and operated by Cosan from 1968 to 1979. The plaintiffs alleged Cosan contributed to the contamination at the site and seek to compel Cosan to contribute toward present and future costs of remediation of the site under ISRA. However, the source of all contamination at the site has not been definitively identified. Sampling conducted at an adjacent site revealed extensive contamination with the same substances found on the plaintiff's site and, in some instances, higher concentrations.

     To date, the parties cannot agree upon a remediation plan for the site and related costs, nor has any remediation plan been submitted to the NJDEP for review. Presently, settlement negotiations with the plaintiffs are ongoing and the matter is moving toward a trial date.

                      CAMBREX CORPORATION AND SUBSIDIARIES

(19)  CONTINGENCIES -- (CONTINUED)
     h) As more fully described in Note #3, Cambrex acquired Akzo Nobel's Pharma Chemistry Business. In connection with that transaction, an accrual of $1,510 was established for environmental conditions existing as of the date of the acquisition.

     i) Cosan received notice in 1990 of a proposed NJDEP administrative fine of $2,308 relating to exceeding alleged permit levels for discharges into a local sewerage treatment plant during the 1980's. Cosan contested the proposed fine stating that Cosan was installing a modern treatment plant to meet effluent limits in a new permit and that Cosan fully advised the NJDEP of all activities at the time.

     During 1993, Cosan agreed to a settlement consisting of a payment of $650. Such settlement did not constitute any admission of fact or acknowledgement of any fault or liability on the part of Cosan. The payment was charged to the accrual for contingent liabilities.

     j) In addition to the matters identified above, Cambrex's subsidiaries are party to a number of other proceedings. Management is of the opinion that the ultimate liability resulting from those proceedings will not have a material adverse effect upon Cambrex's results of operations nor its financial position.

                               ------------------

     During 1994, Nepera arrived at an agreement partially described in "f" above with certain insurers whereby $2,450 was made available through a trust arrangement for remediation and administrative expenditures in connection with a number of relatively small sites. During 1994, certain amounts were designated to be expended by the trust for past expenditures. The remaining balance will be available for future expenditures and has been considered in the determination of the accrual for environmental contingencies at December 31, 1994.

                              CAMBREX CORPORATION

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            1ST            2ND            3RD            4TH
                 1994                     QUARTER        QUARTER        QUARTER        QUARTER          YEAR
--------------------------------------  -----------    -----------    -----------    -----------    ------------
Net revenues..........................  $51,047        $58,224        $57,608        $74,755        $241,634
Gross profit..........................   11,403         14,593         13,265         18,620          57,881
Net income............................    2,128          3,380          2,440          3,178          11,126
Earnings per share:(1)
  Primary.............................  $     0.38     $     0.60     $     0.43     $     0.55     $      1.96
  Fully diluted.......................  $     0.38     $     0.60     $     0.43     $     0.55     $      1.95
Average shares:
  Primary.............................    5,638          5,648          5,679          5,729           5,674
  Fully diluted.......................    5,638          5,648          5,711          5,733           5,699

1993
----
Net revenues..........................  $47,648        $52,779        $48,065        $48,711        $197,203
Gross profit..........................   11,919         14,210         13,411         12,238          51,778
Net income............................    1,794          2,427          2,194          2,226           8,641
Earnings per share:(1)
  Primary.............................  $     0.35     $     0.47     $     0.42     $     0.40     $      1.64
  Fully diluted.......................  $     0.34     $     0.45     $     0.41     $     0.40     $      1.60
Average shares:
  Primary.............................    5,169          5,191          5,273          5,498           5,282
  Fully diluted.......................    5,486          5,466          5,482          5,502           5,484

---------------
(1) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period, as such, the sum of the quarters may not necessarily equal the earnings per share amount for the year.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Directors not standing for re-election and therefore not included in the registrant's definitive proxy statement for the 1995 Annual Meeting of Stockholders.

     Robert W. Lear (age 77). Director since the Company commenced business in 1981. Chairman of the Organization and Compensation Committee and member of the Audit, Environmental, and Nominating Committees of the Board of Directors. Executive-in-Residence at Columbia University Business School since 1977. Director of The Korea Fund, Inc., Scudder Funds and Institutional Funds, Welsh, Curson, Anderson and Stowe Venture Capital Funds and an independent general partner of Equitable Capital Partners, L.P. and Equitable Capital Partners
(Fund), L.P.

     Arthur I. Mendolia (age 77). Director since the Company commenced business in 1981 and Chairman of the Board from 1981 until the 1991 Annual Meeting of Shareholders. Former Vice President and General Manager of the Explosives Department, E.I. du Pont de Nemours and Company and served under President Nixon as Assistant Secretary of Defense for Installation and Logistics from 1973 until 1975. Member of the Audit and Environmental Committees of the Board of Directors.

ITEM 11  EXECUTIVE COMPENSATION.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Part III is hereby incorporated by reference to the information set forth under the captions "Principal Stockholders," "Board of Directors," "Election of Directors," and "Executive Compensation" in the registrant's definitive proxy statement for the 1995 Annual Meeting of Stockholders, which meeting involves the election of directors, which definitive proxy statement is being filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. The following consolidated financial statements of the Company are filed as part of this report:

                                                                                   PAGE NUMBER
                                                                                 (IN THIS REPORT)
                                                                                 ----------------
Independent Accountants' Report................................................          24
Consolidated Balance Sheets as of December 31, 1994 and 1993...................          25
Consolidated Income Statements for the Years Ended December 31, 1994, 1993
  and 1992.....................................................................          26
Consolidated Statements of Stockholders' Equity for the Years Ended December
  31,
  1994, 1993 and 1992..........................................................          27
Consolidated Statements of Cash Flows for the Years Ended December 31, 1994,
  1993 and 1992................................................................          28
Notes to Consolidated Financial Statements.....................................          29
Consolidated Quarterly Financial Data (unaudited) for the Years Ended December
  31, 1994 and 1993............................................................          47

     (a) 2.(i) The following schedule to the consolidated financial statements of the Company as filed herein and the Report of Independent Certified Public Accountants on Schedules are filed as part of this report.

                                                                                   PAGE NUMBER
                                                                                 (IN THIS REPORT)
                                                                                 ----------------
Independent Accountants' Report (included in the accountants' reports on the
  registrant's consolidated financial statements)..............................          24
Schedule II -- Valuation and Qualifying Accounts...............................          50

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

     (a) 3. The exhibits filed in this report are listed in the Exhibit Index on page 52.

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

     (b) Reports on Form 8-K

     The registrant filed the following reports on Form 8-K during the last quarter of the year ended December 31, 1994:

  DATE OF REPORT                      ITEMS REPORTED
-------------------    ---------------------------------------------
October 26, 1994       Acquisition of Nobel/Profarmaco
October 26, 1994       New Loan Agreement
December 29, 1994      Amendment to Form 8-K filed October 26, 1994

                                                                     SCHEDULE II

                              CAMBREX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                       COLUMN C ADDITIONS
                                        COLUMN B     -----------------------                    COLUMN E
                                        --------     CHARGED                                    --------
               COLUMN A                 BALANCE      TO COST      CHARGED TO      COLUMN D      BALANCE
--------------------------------------  BEGINNING      AND          OTHER        ----------      END OF
            CLASSIFICATION              OF YEAR      EXPENSES      ACCOUNTS      DEDUCTIONS       YEAR
--------------------------------------  --------     --------     ----------     ----------     --------
Year Ended December 31, 1994:
  Doubtful trade receivables and
     returns and allowances...........   $  355       $  280        $  822(1)      $  169        $1,288
  Inventory and obsolescence losses...    1,517          280         4,184(1)         403         5,578
Year Ended December 31, 1993:
  Doubtful trade receivables and
     returns and allowances...........      607          120            --            372           355
  Doubtful other receivables..........      553           --            --            553            --
  Inventory and obsolescence losses...    2,579          103            --          1,165         1,517
Year Ended December 31, 1992:
  Doubtful trade receivables and
     returns and allowances...........      440          183            --             16           607
  Doubtful other receivables..........       --          553            --             --           553
  Inventory and obsolescence losses...    3,036        1,073            --          1,530         2,579

---------------
(1) Reserve of Nobel/Profarmaco and Seal Sands, acquired during 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAMBREX CORPORATION

                                          By /s/  CYRIL C. BALDWIN, JR.
                                            ------------------------------------
                                             Cyril C. Baldwin, Jr.
                                             Chairman of the Board and Chief
                                             Executive Officer

                                          Date: March 21, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                  TITLE                      DATE
----------------------------------------      ------------------------------    ---------------

/s/  CYRIL C. BALDWIN, JR.                    Chairman of the Board and          March 21, 1995
----------------------------------------        Chief Executive Officer and
Cyril C. Baldwin, Jr.                           Director
/s/  PETER TRACEY                             Executive Vice President -         March 21, 1995
----------------------------------------        Finance, Principal Financial
Peter Tracey                                    Officer and Principal
                                                Accounting Officer

/s/  FRANCIS X. DWYER*                        Director                           March 21, 1995
----------------------------------------
Francis X. Dwyer

/s/  ROBERT W. LEAR*                          Director                           March 21, 1995
----------------------------------------
Robert W. Lear

/s/  KATHRYN RUDIE HARRIGAN, PHD*             Director                           March 21, 1995
----------------------------------------
Kathryn Rudie Harrigan, PhD

/s/  ROBERT LEBUHN*                           Director                           March 21, 1995
----------------------------------------
Robert LeBuhn

/s/  GEORGE J. W. GOODMAN*                    Director                           March 21, 1995
----------------------------------------
George J. W. Goodman

/s/  JAMES A. MACK*                           Director                           March 21, 1995
----------------------------------------
James A. Mack

/s/  ILAN KAUFTHAL*                           Director                           March 21, 1995
----------------------------------------
Ilan Kaufthal

/s/  DEAN P. PHYPERS*                         Director                           March 21, 1995
----------------------------------------
Dean P. Phypers

/s/  ARTHUR I. MENDOLIA*                      Director                           March 21, 1995
----------------------------------------
Arthur I. Mendolia

*By /s/  CYRIL C. BALDWIN, JR.
    ------------------------------------
    Cyril C. Baldwin, Jr.
    Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT NO.                                          DESCRIPTION
-----------         ------------------------------------------------------------------------------
   3.1        --    Restated Certificate of Incorporation of registrant (A) -- Exhibit 3(a).
   3.2        --    By Laws of registrant. (E) -- Exhibit 4.2.
   4.1        --    Form of Certificate for shares of Common Stock of registrant. (A) -- Exhibit
                    4(a).
   4.2        --    Article Fourth of the Restated Certificate of Incorporation. (A) -- Exhibit
                    4(b).
   4.3        --    Loan Agreement dated September 21, 1994 by and among the registrant, NBD Bank,
                    N.A., United Jersey Bank, National Westminster Bank NJ, Wachovia Bank of
                    Georgia, N.A., BHF-Bank, The First National Bank of Boston, Chemical Bank New
                    Jersey, N.A., and National City Bank. (K).
  10.1        --    Purchase Agreement dated July 11, 1986, as amended, between the registrant and
                    ASAG, Inc. (A) -- Exhibit 10(r).
  10.2        --    Asset Purchase Agreement dated as of June 5, 1989 between Whittaker
                    Corporation and the registrant. (C) -- Exhibit 10(a).
  10.3        --    Asset Purchase Agreement dated as of July 1, 1991 between Solvay Animal
                    Health, Inc. and the registrant. (F).
  10.4        --    Asset Purchase Agreement dated as of March 31, 1992 between Hexcel Corporation and the registrant. (H).
  10.5        --    Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB,
                    Akzo Nobel NV and the registrant, for the purchase of Nobel Chemicals AB. (K).
  10.6        --    Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB,
                    Akzo Nobel and the registrant, for the purchase of Profarmaco Nobel, S.r.1.
                    (K).
  10.10       --    1983 Incentive Stock Option Plan, as amended. (B).
  10.11       --    1987 Long-term Incentive Plan. (A) -- Exhibit (g).
  10.12       --    1987 Stock Option Plan. (B).
  10.13       --    1989 Senior Executive Stock Option Plan. (J).
  10.14       --    1992 Stock Option Plan. (J).
  10.15       --    1993 Senior Executive Stock Option Plan. (J).
  10.16       --    1994 Stock Option Plan. (J).
  10.20       --    Form of Employment Agreement between the registrant and its executive officers named in the Revised Schedule of Parties thereto. (D) -- Exhibit 10.A.
  10.21       --    Revised Schedule of Parties to Employment Agreement (exhibit 10.20 hereto).
                    (G).
  10.22       --    Cambrex Corporation Savings Plan. (I).
  10.23       --    Cambrex Corporation Supplemental Retirement Plan. (L).
  10.24       --    Deferred Compensation Plan of Cambrex Corporation. (L).
  10.25       --    Cambrex Earnings Improvement Plan. (L).
  10.26       --    Consulting Agreement dated December 15, 1994 between the registrant and
                    Arthur I. Mendolia. (L).
  10.27       --    Consulting Agreement dated December 15, 1994 between the registrant and
                    Cyril C. Baldwin, Jr. (L).
  10.28       --    Consulting Agreement between the registrant and James A. Mack. (L).
  10.29       --    Additional Retirement Payment Agreement dated December 15, 1994 between the registrant and Arthur I. Mendolia. (L).
---------------
See legend on following page.

EXHIBIT NO.                                          DESCRIPTION
-----------         ------------------------------------------------------------------------------
  10.30       --    Additional Retirement Payment Agreement dated December 15, 1994 between the registrant and Cyril C. Baldwin, Jr. (L).
  10.31       --    Additional Retirement Payment Agreement between the registrant and James A.
                    Mack. (L).
  10.40       --    Registration Rights Agreement dated as of June 6, 1985 between the registrant and the purchasers of its Class D Convertible Preferred stock and 9%
                    Convertible Subordinated Notes due 1997. (A) -- Exhibit 10(m).
  10.41       --    Administrative Consent Order dated September 16, 1985 of the New Jersey
                    Department of Environmental Protection to Cosan Chemical Corporation.
                    (A) -- Exhibit 10(q).
  10.50       --    Manufacturing Agreement dated as of July 1, 1991 between the registrant and
                    A.L. Laboratories, Inc. (G).
  11          --    Statement re computation of earnings per share. (L).
  21          --    Subsidiaries of registrant. (L).
  23          --    Consent of Coopers & Lybrand to the incorporation by reference of its report herein in Registration Statement Nos. 33-21374, 33-37791, 33-81780 and
                    33-81782 on Form S-8 of the registrant. (L).
  24          --    Powers of Attorney to sign this report. (L).
  27          --    Financial Data Schedule. (L).

---------------

(A) Incorporated by reference to the indicated Exhibit to registrant's Registration Statement on Form S-1 (Registration No. 33-16419).

(B) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-21374) and Amendment No. 1.

(C) Incorporated by reference to registrant's Annual Report on Form 10-K dated June 5, 1989.

(D) Incorporated by reference to the indicated Exhibit to registrant's Annual Report on Form 10-K for 1989.

(E) Incorporated by reference to the indicated Exhibit to registrant's Registration Statement on Form S-8 (Registration No. 33-37791).

(F) Incorporated by reference to registrant's Current Report on Form 8-K dated July 1, 1991.

(G) Incorporated by reference to the registrant's Annual Report on Form 10-K for 1991.

(H) Incorporated by reference to the registrant's Current Report on Form 8-K dated April 10, 1992 and Amendment No. 1 to its Current Report.

(I) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81780) dated July 20, 1994.

(J) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81782) dated July 20, 1994.

(K) Incorporated by reference to registrant's Current Report on Form 8-K dated October 26, 1994.

(L)  Filed herewith.