Form 10-Q
period 1995-03-31
CAMBREX CORP
filed 1995-05-15
CIK 820081

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

        /X/  QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 for the quarterly period ended March 31, 1995
                                       OR
            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                    APPLICABLE  ONLY  TO  CORPORATE  ISSUERS
         As of May 1, 1995, there were 5,510,562 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                   Form 10-Q

                      For The Quarter Ended March 31, 1995

                               Table of Contents


                                                                     Page No.
                                                                     --------
Part I      Financial information

            Condensed consolidated balance sheets as of
            March 31, 1995 and December 31, 1994                      3

            Condensed consolidated income statements
            for the three months ended March 31, 1995 and 1994        4

            Condensed consolidated statements of
            cash flows for the three months ended
            March 31, 1995 and 1994                                   5

            Notes to condensed consolidated financial
            statements                                                6 - 8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations             9 - 12

Part II     Other information

            Item 4.  Matters Submitted to a Vote of Securities
                       Holders                                        13

            Item 6.  Exhibits and Reports on Form 8-K                 13

Signatures                                                            14

Exhibit 11 - Computation of Earnings Per Share                        15

Exhibit 27 - Financial Data Schedule                                  16

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (in thousands)

                                                       March 31,     December 31,
                                                         1995            1994
                                                       ---------     ------------
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . .  $  13,411       $   9,087
  Trade and other receivables, less allowances
     for doubtful accounts of $1,495 and $1,288
     at respective dates  . . . . . . . . . . . . . .     59,168          52,854
  Inventories . . . . . . . . . . . . . . . . . . . .     64,302          61,979
  Deferred tax asset  . . . . . . . . . . . . . . . .      1,183           1,089
  Other current assets  . . . . . . . . . . . . . . .      4,461           5,689
                                                       ---------       ---------

     Total current assets . . . . . . . . . . . . . .    142,525         130,698

Property, plant and equipment, net  . . . . . . . . .    173,249         172,282
Intangible assets, net  . . . . . . . . . . . . . . .     53,424          56,991
Other noncurrent assets . . . . . . . . . . . . . . .        724             506
                                                       ---------       ---------

     Total assets . . . . . . . . . . . . . . . . . .  $ 369,922       $ 360,477
                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities  . . . . .  $  48,759       $  48,402
  Income taxes payable  . . . . . . . . . . . . . . .      5,432           5,982
  Short-term debt . . . . . . . . . . . . . . . . . .     52,115          52,368
  Current portion of long-term debt . . . . . . . . .      4,101           4,021
                                                       ---------       ---------

     Total current liabilities  . . . . . . . . . . .    110,407         110,773

Long-term debt  . . . . . . . . . . . . . . . . . . .    122,759         115,975
Deferred taxes  . . . . . . . . . . . . . . . . . . .     13,987          14,258
Other noncurrent liabilities  . . . . . . . . . . . .     17,998          17,505
                                                       ---------       ---------

     Total liabilities  . . . . . . . . . . . . . . .    265,151         258,511
                                                       ---------       ---------

Stockholders' equity:
  Common stock  . . . . . . . . . . . . . . . . . . .        623             607
  Additional paid-in capital  . . . . . . . . . . . .     74,862          73,673
  Retained earnings . . . . . . . . . . . . . . . . .     40,058          35,935
  Treasury stock, at cost; 744,735 and 756,806
     shares at respective dates . . . . . . . . . . .     (9,535)         (9,690)
  Cumulative translation adjustment . . . . . . . . .     (1,237)          1,441
                                                       ---------       ---------

     Total stockholders' equity . . . . . . . . . . .    104,771         101,966
                                                       ---------       ---------

     Total liabilities and stockholders' equity . . .
                                                       $ 369,922       $ 360,477
                                                       =========       =========




See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (unaudited)
                    (in thousands, except per-share amounts)

                                                      Three months ended
                                                           March 31,
                                                   --------------------------

                                                      1995             1994
                                                      ----             ----
Net revenues  . . . . . . . . . . . . . . . . . .  $  93,389        $  51,047

Operating expenses:
  Cost of goods sold  . . . . . . . . . . . . . .     68,904           39,644
  Selling, general and administrative
    expenses  . . . . . . . . . . . . . . . . . .     12,167            6,276
  Research and development  . . . . . . . . . . .      1,842            1,213
                                                   ---------        ---------
    Total operating expenses  . . . . . . . . . .     82,913           47,133
                                                   ---------        ---------

Operating profit  . . . . . . . . . . . . . . . .     10,476            3,914

Other (income) expenses:
  Interest expense - net  . . . . . . . . . . . .      3,443              363
  Other - net . . . . . . . . . . . . . . . . . .       (170)             172
                                                   ---------        ---------

Income before income taxes  . . . . . . . . . . .      7,203            3,379

Provision for income taxes  . . . . . . . . . . .
                                                       2,809            1,251
                                                   ---------        ---------

Net income    . . . . . . . . . . . . . . . . . .  $   4,394        $   2,128
                                                   =========        =========

Weighted average shares outstanding:

         Primary  . . . . . . . . . . . . . . . .      5,792            5,638
         Fully diluted  . . . . . . . . . . . . .      5,839            5,638

Net income per share:

         Primary  . . . . . . . . . . . . . . . .  $    0.76        $    0.38
                                                   =========        =========
         Fully diluted  . . . . . . . . . . . . .  $    0.75        $    0.38
                                                   =========        =========


See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                 Three months ended
                                                                      March 31,
                                                              -------------------------
                                                                1995             1994
                                                              --------         --------
Cash flows from operations  . . . . . . . . . . . . . . . .   $ 10,791         $  5,261
Changes in assets and liabilities:
  Receivables . . . . . . . . . . . . . . . . . . . . . . .     (6,608)          (3,203)
  Inventories . . . . . . . . . . . . . . . . . . . . . . .     (2,625)            (780)
  Other current assets  . . . . . . . . . . . . . . . . . .      1,124              (14)
  Accounts payable and accrued liabilities  . . . . . . . .        637           (1,649)
  Income taxes payable  . . . . . . . . . . . . . . . . . .      2,714              188
  Other noncurrent assets and liabilities . . . . . . . . .     (2,113)           2,155
                                                              --------         --------
     Net cash provided from operations  . . . . . . . . . .      3,920            1,958
                                                              --------         --------

Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . .     (8,131)          (3,861)
  Acquisition of businesses . . . . . . . . . . . . . . . .          0           (7,255)
                                                              --------         --------
     Net cash (used in) investing activities  . . . . . . .     (8,131)         (11,116)
                                                              --------         --------

Cash flows from financing activities:
  Dividends . . . . . . . . . . . . . . . . . . . . . . . .       (271)            (260)
  Increase in short-term debt . . . . . . . . . . . . . . .       (144)               0
  Long-term debt activity (including current portion):
    Borrowings  . . . . . . . . . . . . . . . . . . . . . .     16,625           22,797
    Repayments  . . . . . . . . . . . . . . . . . . . . . .     (9,700)         (13,300)
  Proceeds from the issuance of common stock  . . . . . . .      1,017               45
  Proceeds from the sale of treasury stock  . . . . . . . .        343              352
                                                              --------         --------
    Net cash provided from financing activities . . . . . .      7,870            9,634
                                                              --------         --------

Effect of exchange rate changes on cash . . . . . . . . . .        665                0
                                                              --------         --------

Net increase in cash  . . . . . . . . . . . . . . . . . . .      4,324              476

Cash at beginning of period . . . . . . . . . . . . . . . .      9,087              161
                                                              --------         --------

Cash at end of period . . . . . . . . . . . . . . . . . . .   $ 13,411         $    637
                                                              ========         ========

Supplemental disclosure:
  Interest paid . . . . . . . . . . . . . . . . . . . . . .   $  3,535         $    502
  Income taxes paid . . . . . . . . . . . . . . . . . . . .   $     19         $  1,033
  Depreciation expense  . . . . . . . . . . . . . . . . . .   $  5,211         $  2,824


See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                    (in thousands, except per-share amounts)

(1)      Basis of Presentation

         Unless otherwise indicated by the context, "Cambrex" or the "Company" means Cambrex Corporation and subsidiaries.

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 1994.

         The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and include material, labor, and overhead. Inventories at March 31, 1995 and December 31, 1994 consist of the following:

                                                           March 31,      December 31,
                                                             1995              1994
                                                          ----------       ----------
         Finished goods . . . . . . . . . . . . .          $28,908          $31,473
         Raw materials  . . . . . . . . . . . . .           30,082           27,603
         Fuel oil and supplies  . . . . . . . . .            5,312            2,903
                                                           -------          -------
                                                           $64,302          $61,979
                                                           =======          =======

(3)      Earnings Per Common Share

         The calculation of primary earnings per common share is based on the weighted average number of common shares and common share equivalents outstanding during the applicable period.

4)       Acquisitions

         On October 12, 1994, the Company completed the acquisition of the stock of Nobel's Pharma Chemistry Business ("Nobel/Profarmaco") from Akzo Nobel for approximately $126,000. The business consists of Nobel Chemicals AB in Karlskoga, Sweden, Profarmaco Nobel S.r.l. in Milan, Italy, and sales companies in Germany, England and the United States. Nobel/Profarmaco manufactures fine chemical intermediates and bulk active ingredients for pharmaceutical products. The transaction was accounted for as a purchase and was financed with the Company's new credit agreement, and resulted in goodwill of $45,756 which is being amortized on a straight line basis over 17.5 years.

         On January 31, 1994, the Company completed the acquisition of the assets of Hexcel Corporation's fine chemicals business located in Middlesbrough, England, for approximately $7,400 and the assumption of certain current liabilities in the amount of $2,100. The business, now known as Seal Sands Chemicals Ltd. ("Seal Sands"), manufactures chemical intermediates used in the pharmaceutical, photographic, water treatment, health care, and plastics industries. On May 27, 1994, the Company purchased the Topanol product line from Zeneca Limited to complement the Seal Sands operations for $4,600. These transactions were accounted for as purchases and were financed with the Company's credit agreement, and resulted in goodwill of $1,881 for Seal Sands and $504 for Topanol which are being amortized on a straight line basis over
17.5 years and 5 years, respectively.

         Unaudited pro forma results as if the Nobel/Profarmaco and Seal Sands acquisitions and the Topanol product line purchase had occurred at January 1 of 1994 are presented below. The pro forma financial information is not necessarily indicative of results of operations that would have occurred had the combinations been in effect at the beginning of the periods nor of future results of operations of the combined companies.

                                                                        Quarter ended
                                                                        March 31, 1994
                                                                        --------------
         Net revenues . . . . . . . . . . . . . . . . . . . . . . .       $78,795
         Net income . . . . . . . . . . . . . . . . . . . . . . . .         3,042
         Earnings per share:
              Primary . . . . . . . . . . . . . . . . . . . . . . .             0.54
              Fully diluted . . . . . . . . . . . . . . . . . . . .             0.54

5)       Short-term Debt

         Short-term debt at March 31, 1995 and December 31, 1994 consists of the following:

                                                                             March 31,              December 31,
                                                                              1995                      1994
                                                                              ----                      ----
         One year term loan . . . . . . . . . . . . . . . . . . . .          $50,000                  $50,000
         Export financing facility, Italy . . . . . . . . . . . . .            2,115                    2,368
                                                                             -------                  -------
              Total                                                          $52,115                  $52,368
                                                                             =======                  =======

6)       Long-term Debt

         Long-term debt at March 31, 1995 and December 31, 1994 consists of the following:

                                                                            March 31,               December 31,
                                                                              1995                      1994
                                                                              ----                      ----
         Bank credit facilities . . . . . . . . . . . . . . . . .            $125,574                 $118,648
         Capital lease  . . . . . . . . . . . . . . . . . . . . .                  57                       57
         Notes payable  . . . . . . . . . . . . . . . . . . . . .               1,229                    1,291
                                                                             --------                 --------
                   Subtotal . . . . . . . . . . . . . . . . . . .             126,860                  119,996
         Less:  current portion . . . . . . . . . . . . . . . . .               4,101                    4,021
                                                                             --------                 --------
                   Total  . . . . . . . . . . . . . . . . . . . .            $122,759                 $115,975
                                                                             ========                 ========



         The Company met all the bank covenants for the first quarter of 1995.

 7)      Postemployment Benefits

         Statement of Financial Accounting Standard No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS 112) requires the recognition on an accrual basis of all types of postemployment benefits provided to former or inactive employees subsequent to employment but before retirement. The Company currently provides limited benefits in this regard. The Company adopted SFAS112 effective January 1, 1994. The net effect upon 1994 and first quarter 1995 pretax operating results was immaterial.

(8)      Contingencies

         Refer to Form 10-K for the fiscal year ended December 31, 1994, for disclosure of existing contingencies related to environmental issues.

                      CAMBREX CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

RESULTS OF OPERATIONS

Results in the first quarter of 1995 were significantly better than the first quarter of 1994 due to the acquisition completed in October 1994, and to the improvements in the base business. The impact of these is shown in the table below:

                           First Quarter 1995 Results
                                  (unaudited)

                                                      Three Months Ended March 31,
                                            ---------------------------------------------------------
                                                              Nobel/           Base
                                            Total           Profarmaco       Business
                                            1995             1995             1995             1994
                                            ----             ----             ----             ----
Net revenues  . . . . . . . . . . . . . .   $93,389        $35,866           $57,523          $51,047
                                            -------        -------           -------          -------
Operating expenses
   Cost of goods sold . . . . . . . . . .    68,904         25,613            43,291           39,644
   Selling, general and
      administrative  . . . . . . . . . .    12,167          3,820             8,347            6,276
   Research and development . . . . . . .     1,842            724             1,118            1,213
                                            -------        -------           -------          -------

Total operating expenses  . . . . . . . .    82,913         30,157            52,756           47,133
                                            -------        -------           -------          -------

Operating profit  . . . . . . . . . . . .    10,476          5,709             4,767            3,914

Other (income) expenses:
   Interest income  . . . . . . . . . . .      (177)          (166)              (11)               -
   Interest expense . . . . . . . . . . .     3,620          3,059               561              363
   Other - net  . . . . . . . . . . . . .      (170)          (200)               30              172
                                            -------        ------            -------          -------
Income before income taxes  . . . . . . .     7,203          3,016             4,187            3,379

Provision for income taxes  . . . . . . .     2,809          1,296             1,513            1,251
                                            -------        -------           -------          -------

Net income  . . . . . . . . . . . . . . .     4,394          1,720             2,674            2,128
                                            =======        =======           =======          =======

Net revenues for the first quarter 1995 increased 83% to $93,389 from $51,047 reported in the first quarter 1994. The $42,342 increase was due to the acquisitions of Nobel Chemicals in Sweden and Profarmaco in Italy, and to increased sales in the specialty and fine chemicals and agricultural intermediates and additives categories. The table below shows the contribution of the Nobel/Profarmaco acquisition to the product categories and changes in the base business.

                                                                   Three Months Ended March 31,
                                                       ---------------------------------------------------
                                                                      Nobel/           Base
                                                        Total       Profarmaco       Business
                                                        1995           1995            1995           1994
                                                        ----           ----            ----           ----
Health & pharmaceuticals  . . . . . . . . . . . .      $47,322        $32,682        $14,640        $14,238
Specialty & fine chemicals  . . . . . . . . . . .       22,020          4,004         18,016         13,280
Agricultural intermediates &
  additives . . . . . . . . . . . . . . . . . . .       15,306              -         15,306         13,914
Performance chemicals   . . . . . . . . . . . . .        7,220              -          7,220          7,341
Coatings  . . . . . . . . . . . . . . . . . . . .        4,210              -          4,210          4,014
                                                       -------        -------        -------        -------

      Total gross revenues  . . . . . . . . . . .      $96,078        $36,686        $59,392        $52,787
                                                       =======        =======        =======        =======
      Total net revenues  . . . . . . . . . . . .      $93,389        $35,866        $57,523        $51,047
                                                       =======        =======        =======        =======

Health and Pharmaceuticals' revenues increased $33,084 with Nobel and Profarmaco contributing sales of $32,682. Revenues from the base business had increases in a new intermediate for dextromephorphan, an over-the-counter cough suppressant, and from a pharmaceutical used for ulcerative colitis. These increases more than offset the $1,500 lost sales from hydrogels and Wickhen cosmetic lines which totaled $1,500 in the first quarter 1994.

Specialty and Fine Chemicals' revenues increased $8,740 (66%) over 1994. The acquisition of Nobel Chemicals accounted for $4,004 of this increase. Revenues from the base business increased $4,736 (36%) from first quarter 1994. This was due to an increase in several fine chemical products including sales of a dye receptor in acrylic yarns, cross-linking agents to improve the performance of polycarbonate resins, a polymer used in instant film, a tin based catalyst used in silicone caulks and adhesives, and products used in soaps, lubricants and flavors.

Agricultural Intermediates and Additives' revenues increased $1,392 (10%) from 1994. The increase was due to growth in our existing business, with no contribution from the acquisitions compared to the first quarter 1994. The sales of animal feed additives decreased slightly compared to the first quarter 1994. Sales of organo-arsenical feed additives used to control disease and to enhance chicken growth and improve feed performance increased due to wider market demand. This increase was offset by declines in sales of feed grade Vitamin B3 and intermediates which decreased due to a decision to maintain price increases at the expense of lower volume. The sales of products used in the manufacture of herbicides and insecticides were up $1,561 from the first quarter 1994. Sales of pyridine, the largest item in this group, were up 20% from 1994, and sales of another pyridine compound used in the manufacture of a herbicide increased from 1994 due to the customer's order pattern.

Performance Chemicals' and Coatings revenues were at the same level as 1994.

Export Sales from the U.S. were $7,564 in the first quarter 1995 versus $10,084 in the first quarter 1994 mainly due to the reduced shipments of feedgrade Vitamin B3 and its intermediates. International sales from all European operations totaled $41,769 versus $2,451 in the first quarter 1994 due to the acquisitions of Nobel/Profarmaco and Seal Sands in 1994.

Gross profit in the first quarter 1995 of $24,485 (26.2%) compared to $11,403 (22.3%) in the first quarter 1994. The acquisition of Nobel/Profarmaco contributed $10,300 to the increased gross profit. The base business had an increase of $2,800. The gross profit percentage of the base business increased to 24.7% versus 22.3% in 1994. Improved pricing added approximately $2,400 to the base business' gross profit; and sales volume increases added $700. Cost decreased $1,700 due to improved plant efficiencies. The improvement in plant efficiencies was due to a return to more normal weather conditions compared to the extremely low temperatures encountered in the first quarter of 1994. Some of this improvement was offset by approximately $2,000 in increased raw material costs.

Raw materials used in pyridine products decreased in price in the first quarter 1995 versus the fourth quarter 1994 but are above the first quarter 1994 levels.

Selling, general and administrative expenses as a percentage of net revenues was 15%, which was the same as the first quarter 1994. The marketing and research and development expenses as a percentage of net revenues decreased particularly in our agricultural intermediates and additives and performance chemicals business areas due to continued effects of cost improvements. These decreases were offset by increases in administrative expenses associated with the acquisition of Nobel/Profarmaco.

Net interest expense of $3,443 in the first quarter 1995 increased $3,080 over 1994. This increase was due to the additional borrowings for acquisitions and an increase in the interest rate of approximately 2%.

The provision for income taxes for the first quarter 1995 resulted in an effective tax rate of 39% vs. 37% in 1994. This increase was due to higher effective tax rates attributable to the Company's Profarmaco operation in Italy.

The Company's net income increased 106% to $4,394 compared with a net income of $2,128 in the first quarter 1994.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operations was $3,920 for the first quarter 1995 compared with $1,958 in the first quarter 1994. The increase in cash flow is primarily due to increased earnings and additional depreciation and amortization.

Capital expenditures were $8,131 in the first quarter 1995 as compared to $3,861 in the first quarter 1994. The largest expenditures were for (1) continued construction of a new facility at the Salsbury site in Charles City, Iowa to increase production levels for several products and to generate steam; and (2) a facility at Nobel Chemicals in Karlskoga, Sweden to increase capacity for pharmaceutical intermediates. Capital expenditures are in line with the projected spending in 1995 of $33,000.

The Company has undrawn borrowing capacity of approximately $46,500 under the Credit Agreement as of March 31, 1995, which can be used for general corporate purposes. Management is of the opinion that these amounts, together with other available sources of capital, are adequate for meeting the Company's anticipated financing and capital requirements.

During the first quarter 1995, the Company paid cash dividends of $0.05 per share.

                          PART II - OTHER INFORMATION
                      CAMBREX CORPORATION AND SUBSIDIARIES

Item 4.  Matters Submitted to a Vote of Securities Holders.

        At the annual meeting of stockholders held on April 27, 1995, Rosina B. Dixon, M.D., Leon J. Hendrix, Jr., and Ilan Kaufthal were elected to hold office as directors of the Company until the 1998 annual meeting of stockholders.

        In addition, the stockholders ratified the appointment of Coopers & Lybrand as the Company's independent accountants for 1995. Of the 5,479,963 shares represented at the meeting, 4,123,936 votes were cast in favor of the ratification of the appointment of Coopers & Lybrand as auditors, 3,424 votes were cast against, and 1,826 abstained.

Item 6.  Exhibits and Reports on Form 8-K

        a)   The exhibits filed as part of this report are listed below.



            Exhibit No.                      Description
            -----------                      -----------
                 11                  Statement of computation of per share earnings.

                 27                  Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CAMBREX CORPORATION



                              By  /s/ Peter Tracey
                                  ---------------------------------------
                                  Peter Tracey
                                  Vice President
                                  (On behalf of the Registrant and
                                  as the Registrant's Principal Financial
                                  Officer)





Date:    May 12, 1995

                                EXHIBIT INDEX
                                -------------


      Exhibit No.       Description
      -----------       -----------

      Exhibit 11        Statement of computation of per share earnings.

      Exhibit 27        Financial Data Schedule.