Form 10-Q
period 1995-06-30
CAMBREX CORP
filed 1995-08-14
CIK 820081

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

        /X/  QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 1995
                                       OR
           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    for the transition period from                    to
                                  --------------------  --------------------
                         Commission file number 1-10638

                              CAMBREX CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            22-2476135
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

                    APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

         As of August 1, 1995, there were 7,606,404 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                   Form 10-Q

                      For The Quarter Ended June 30, 1995

                               Table of Contents

                                                                                              Page No.
                                                                                              --------
Part I           Financial information

                 Condensed consolidated balance sheets as of
                 June 30, 1995 and December 31, 1994                                           3

                 Condensed consolidated income statements
                 for the three months and six months ended
                 June 30, 1995 and 1994                                                        4

                 Condensed consolidated statements of
                 cash flows for the six months ended
                 June 30, 1995 and 1994                                                        5

                 Notes to condensed consolidated financial
                 statements                                                                    6 - 8

                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                 9 - 12

Part II          Other information

                 Item 4.  Matters Submitted to a Vote of Securities
                          Holders                                                              13

                 Item 6.  Exhibits and Reports on Form 8-K                                     13

Signatures                                                                                     14

Exhibit 11 - Computation of Earnings Per Share                                                 15

Exhibit 27 - Financial Data Schedule                                                           16

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (in thousands)

                                                                             June 30,           December 31,
                                                                               1995                 1994
                                                                             --------           ------------
ASSETS
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . .            $  7,078             $  9,087
    Trade and other receivables, less allowances
         for doubtful accounts of $1,786 and $1,288
         at respective dates  . . . . . . . . . . . . . . . . . .              60,439               52,854
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .              70,942               61,979
    Deferred tax asset  . . . . . . . . . . . . . . . . . . . . .               1,183                1,089
    Other current assets  . . . . . . . . . . . . . . . . . . . .               8,404                5,689
                                                                             --------             --------

         Total current assets . . . . . . . . . . . . . . . . . .             148,046              130,698

Property, plant and equipment, net  . . . . . . . . . . . . . . .             181,959              172,282
Intangible assets, net  . . . . . . . . . . . . . . . . . . . . .              56,322               56,991
Other noncurrent assets . . . . . . . . . . . . . . . . . . . . .                 681                  506
                                                                             --------             --------

         Total assets . . . . . . . . . . . . . . . . . . . . . .            $387,008             $360,477
                                                                             ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities  . . . . . . . . . .            $ 48,022             $ 48,402
    Income taxes payable  . . . . . . . . . . . . . . . . . . . .               6,215                5,982
    Short-term debt . . . . . . . . . . . . . . . . . . . . . . .              52,226               52,368
    Current portion of long-term debt . . . . . . . . . . . . . .               4,108                4,021
                                                                             --------             --------

         Total current liabilities  . . . . . . . . . . . . . . .             110,571              110,773

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .             128,159              115,975
Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . .              13,964               14,258
Other noncurrent liabilities  . . . . . . . . . . . . . . . . . .              18,242               17,505
                                                                             --------             --------

         Total liabilities  . . . . . . . . . . . . . . . . . . .             270,936              258,511
                                                                             --------             --------

Stockholders' equity:
    Common stock  . . . . . . . . . . . . . . . . . . . . . . . .                 641                  607
    Additional paid-in capital  . . . . . . . . . . . . . . . . .              76,354               73,673
    Retained earnings . . . . . . . . . . . . . . . . . . . . . .              44,890               35,935
    Treasury stock, at cost; 734,047 and 756,806
       shares at respective dates . . . . . . . . . . . . . . . .              (9,398)              (9,690)
    Cumulative translation adjustment . . . . . . . . . . . . . .               3,585                1,441
                                                                             --------             --------

         Total stockholders' equity . . . . . . . . . . . . . . .             116,072              101,966
                                                                             --------             --------

         Total liabilities and stockholders' equity . . . . . . .
                                                                             $387,008             $360,477
                                                                             ========             ========

See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (unaudited)
                    (in thousands, except per-share amounts)

                                                              Three months ended                  Six months ended
                                                                   June 30,                           June 30,
                                                            -----------------------           --------------------------
                                                             1995            1994               1995             1994
                                                            -------         -------           --------         ---------
Net revenues  . . . . . . . . . . . . . . . . . .           $88,215         $58,224           $181,604         $109,271

Operating expenses:
    Cost of goods sold  . . . . . . . . . . . . .            63,134          43,631            132,038           83,275
    Selling, general and administrative
      expenses  . . . . . . . . . . . . . . . . .            11,253           7,938             23,420           14,214
    Research and development  . . . . . . . . . .             1,904           1,188              3,746            2,401
                                                            -------         -------           --------         --------
      Total operating expenses  . . . . . . . . .            76,291          52,757            159,204           99,890
                                                            -------         -------           --------         --------

Operating profit  . . . . . . . . . . . . . . . .            11,924           5,467             22,400            9,381

Other (income) expenses:
    Interest expense - net  . . . . . . . . . . .             3,288             670              6,731            1,033
    Other - net . . . . . . . . . . . . . . . . .               568            (219)               398              (47)
                                                            -------         -------           --------         --------

Income before income taxes  . . . . . . . . . . .             8,068           5,016             15,271            8,395

Provision for income taxes  . . . . . . . . . . .
                                                              2,961           1,636              5,770            2,887
                                                            -------         -------           --------         --------

Net income    . . . . . . . . . . . . . . . . . .           $ 5,107         $ 3,380           $  9,501         $  5,508
                                                            =======         =======           ========         ========

Weighted average shares outstanding:

         Primary  . . . . . . . . . . . . . . . .             5,863           5,648              5,831            5,643
         Fully diluted  . . . . . . . . . . . . .             5,865           5,648              5,848            5,643

Net income per share:

         Primary  . . . . . . . . . . . . . . . .           $  0.87         $  0.60           $   1.63         $   0.98
                                                            =======         =======           ========         ========
         Fully diluted  . . . . . . . . . . . . .           $  0.87         $  0.60           $   1.62         $   0.98
                                                            =======         =======           ========         ========

See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                         Six months ended
                                                                                             June 30,
                                                                                    --------------------------
                                                                                      1995              1994
                                                                                    --------          --------
Cash flows from operations  . . . . . . . . . . . . . . . . . . . . . . . .         $ 21,621          $ 13,057
Changes in assets and liabilities:
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (7,221)           (3,561)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (8,600)           (2,714)
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .           (2,726)              203
    Accounts payable and accrued liabilities  . . . . . . . . . . . . . . .             (360)              623
    Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . .              219              (206)
    Other noncurrent assets and liabilities . . . . . . . . . . . . . . . .              553             2,121
                                                                                    --------          --------
         Net cash provided from operations  . . . . . . . . . . . . . . . .            3,486             9,523
                                                                                    --------          --------

Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .          (19,998)           (7,514)
    Acquisition of businesses . . . . . . . . . . . . . . . . . . . . . . .                -           (11,840)
    Other investing activities  . . . . . . . . . . . . . . . . . . . . . .           (2,235)                -
                                                                                    --------          --------
         Net cash (used in) investing activities  . . . . . . . . . . . . .          (22,233)          (19,354)
                                                                                    --------          --------

Cash flows from financing activities:
    Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (546)             (521)
    Long-term debt activity (including current portion):
         Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . .           43,974            35,664
         Repayments . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (31,820)          (26,200)
    Proceeds from the issuance of common stock  . . . . . . . . . . . . . .            2,306                59
    Proceeds from the sale of treasury stock  . . . . . . . . . . . . . . .              700               716
                                                                                    --------          --------
         Net cash provided from financing activities  . . . . . . . . . . .           14,614             9,718
                                                                                    --------          --------

Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . . .            2,124                 -
                                                                                    --------          --------

Net increase in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,009)             (113)

Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . .            9,087               161
                                                                                    --------          --------

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  7,078          $     48
                                                                                    ========          ========

Supplemental disclosure:
    Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  7,283          $  1,307
    Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  2,342          $  2,289
    Depreciation expense  . . . . . . . . . . . . . . . . . . . . . . . . .         $ 10,498          $  6,040

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

         The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and include material, labor, and overhead. Inventories at June 30, 1995 and December 31, 1994 consist of the following:

                                                            June 30,              December 31,
                                                              1995                   1994
                                                            --------              ------------
         Finished goods . . . . . . . . . . . . .           $32,631                  $31,473
         Raw materials  . . . . . . . . . . . . .            32,739                   27,603
         Fuel oil and supplies  . . . . . . . . .             5,572                    2,903
                                                            -------                  -------
                                                            $70,942                  $61,979
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

                                                    Three months ended               Six months ended
                                                       June 30, 1994                   June 30, 1994
                                                    ------------------               ----------------
         Net revenues . . . . . . . . . .           $85,972                          $164,767
         Net income . . . . . . . . . . .             4,294                             7,336
         Earnings per share:
              Primary . . . . . . . . . .                 0.76                              1.30
              Fully diluted . . . . . . .                 0.76                              1.30

5)       Short-term Debt

         Short-term debt at June 30, 1995 and December 31, 1994 consists of the following:

                                                                          June 30,         December 31,
                                                                            1995              1994
                                                                          --------         ------------
         One year term loan . . . . . . . . . . . . . . . . . . . .       $50,000             $50,000
         Export financing facility, Italy . . . . . . . . . . . . .         2,226               2,368
                                                                          -------             -------
              Total                                                       $52,226             $52,368
                                                                          =======             =======

6)       Long-term Debt

         Long-term debt at June 30, 1995 and December 31, 1994 consists of the following:

                                                                          June 30,         December 31,
                                                                            1995              1994
                                                                          --------         ------------
         Bank credit facilities . . . . . . . . . . . . . . . . .         $130,943           $118,648
         Capital lease  . . . . . . . . . . . . . . . . . . . . .               41                 57
         Notes payable  . . . . . . . . . . . . . . . . . . . . .            1,283              1,291
                                                                          --------           --------
                   Subtotal . . . . . . . . . . . . . . . . . . .          132,267            119,996
         Less:  current portion . . . . . . . . . . . . . . . . .            4,108              4,021
                                                                          --------           --------
                   Total  . . . . . . . . . . . . . . . . . . . .
                                                                          $128,159           $115,975
                                                                          ========           ========

         The Company met all the bank covenants for the first six months of 1995.

 7)      Postemployment Benefits

         Statement of Financial Accounting Standard No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS 112) requires the recognition on an accrual basis of all types of postemployment benefits provided to former or inactive employees subsequent to employment but before retirement. The Company currently provides limited benefits in this regard. The Company adopted SFAS 112 effective January 1, 1994. The net effect upon 1994 and first six months of 1995 pretax operating results was immaterial.

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


RESULTS OF OPERATIONS

Results in the second quarter of 1995 were significantly better than the second quarter of 1994 due to the Nobel/Profarmaco acquisition completed in October 1994, and to the improvements in the base business. The impact of these is shown in the table below:

                          Second Quarter 1995 Results
                                  (unaudited)

                                                           Three Months Ended June 30,
                                             ---------------------------------------------------------
                                                             Nobel/            Base
                                              Total        Profarmaco        Business
                                               1995           1995             1995             1994
                                             -------       ----------        --------          -------
Net revenues  . . . . . . . . . . . . . .    $88,215        $27,793           $60,422          $58,224
                                             -------        -------           -------          -------

Operating expenses
   Cost of goods sold . . . . . . . . . .     63,134         18,871            44,263           43,631
   Selling, general and
      administrative  . . . . . . . . . .     11,253          2,980             8,273            7,938
   Research and development . . . . . . .      1,904            744             1,160            1,188
                                             -------        -------           -------          -------

Total operating expenses  . . . . . . . .     76,291         22,595            53,696           52,757
                                             -------        -------           -------          -------

Operating profit  . . . . . . . . . . . .     11,924          5,198             6,726            5,467

Other (income) expenses:
   Interest income  . . . . . . . . . . .       (194)          (174)              (20)               -
   Interest expense . . . . . . . . . . .      3,482          2,747               735              670
   Other - net  . . . . . . . . . . . . .        568            515                53             (219)
                                             -------        -------           -------          -------
Income before income taxes  . . . . . . .      8,068          2,110             5,958            5,016

Provision for income taxes  . . . . . . .      2,961            805             2,156            1,636
                                             -------        -------           -------          -------

Net income  . . . . . . . . . . . . . . .      5,107          1,305             3,802            3,380
                                             =======        =======           =======          =======

Net revenues for the second quarter 1995 increased 52% to $88,215 from $58,224 reported in the second quarter 1994. The $29,991 increase was primarily due to the acquisitions of Nobel Chemicals in Sweden and Profarmaco in Italy, and to increased sales in the health and pharmaceuticals, and specialty and fine chemicals categories of the base business. The table below shows the contribution of the Nobel/Profarmaco acquisition to the product categories and changes in the base business.


                                                           Three Months Ended June 30,
                                             ---------------------------------------------------------
                                                             Nobel/            Base
                                              Total        Profarmaco        Business
                                               1995           1995             1995             1994
                                             -------       ----------        --------          -------
Health & pharmaceuticals  . . . . . . .      $40,950        $25,402           $15,548          $14,372
Specialty & fine chemicals  . . . . . .       21,896          2,637            19,259           16,603
Agricultural intermediates &
   additives  . . . . . . . . . . . . .       15,296            399            14,897           16,745
Performance chemicals   . . . . . . . .        8,621              -             8,621            8,147
Coatings  . . . . . . . . . . . . . . .        4,235              -             4,235            4,975
                                             -------        -------           -------          -------

      Total gross revenues  . . . . . .      $90,998        $28,438           $62,560          $60,842
                                             =======        =======           =======          =======
      Total net revenues  . . . . . . .      $88,215        $27,793           $60,422          $58,224
                                             =======        =======           =======          =======

Health and Pharmaceuticals' revenues increased $26,578 with Nobel and Profarmaco contributing sales of $25,402. Revenues from the base business increased $1,176 (8%) mainly due to increased sales of two intermediates used for dextromethorphan, an over-the-counter cough suppressant, and from bulk Vitamin B3 and its intermediates. These increases more than offset the $1,400 lost sales from the hydrogels and Wickhen cosmetic lines which were divested late in 1994.

Specialty and Fine Chemicals' revenues increased $5,293 (32%) over 1994. The acquisition of Nobel Chemicals accounted for $2,637 of this increase. Revenues from the base business increased $2,656 (16%) from second quarter 1994. This was due to an increase in several fine chemical products including sales of cross-linking agents to improve the performance of polycarbonate resins, a product used as a polymer antioxidant, and pyridine derivatives used in various fine chemical intermediates.

Agricultural Intermediates and Additives' revenues decreased $1,449 (9%) from 1994's second quarter. The decrease was mainly due to reduced shipments of animal feed additives used to improve weight gain and fight disease in poultry. The reduction in shipments was due to (1) high 1994 shipments to compensate for first quarter 1994 downtime associated with installing a new filter system and
(2) fewer orders in 1995 due to the customer's inventory levels. This decrease was partially offset by increased sales of pyridine and its derivatives used in herbicides.

Performance Chemicals' revenues increased $474 (6%) from 1994. The key increases were in the fiber optic gel and biomedical applications.

Coatings' revenues decreased $740 (15%) from 1994. Decreases occurred in all products in this category.

Export Sales from the U.S. were $13,886 in the second quarter 1995 versus $10,709 in the second quarter 1994 mainly due to the increased shipments of pyridine derivatives. International sales from all European operations totaled $34,533 versus $3,964 in the second quarter 1994 due to the acquisition of Nobel/Profarmaco in October 1994.

Gross profit in the second quarter 1995 of $25,081 (28.4%) compared to $14,593 (25.1%) in the second quarter 1994. The acquisition of Nobel/Profarmaco contributed $8,922 to the increased gross profit. The base business had an increase of $1,566. The gross profit percentage of the base business increased to 26.8% versus 25.1% in 1994. The key to the improved gross margin was improved pricing. This improvement was partially offset by increased raw material costs.

Raw materials used in pyridine products decreased in price in the second quarter 1995 versus the first quarter 1995 but remain above the second quarter 1994 levels.

Selling, general and administrative expenses as a percentage of net revenues was 14.9% versus 15.7% in the second quarter 1994. The marketing and administrative expenses as a percentage of net revenues decreased particularly in our agricultural intermediates and additives and performance chemicals business areas due to continued effects of cost improvements. These decreases were partially offset by increases in administrative expenses associated with the acquisition of Nobel/Profarmaco.

Net interest expense of $3,288 in the second quarter 1995 increased $2,618 over 1994. This increase was due to the additional borrowings for acquisitions and an increase in the interest rate of approximately 2%.

The provision for income taxes for the second quarter 1995 resulted in an effective tax rate of 37% vs. 33% in 1994. This increase was due to higher effective tax rates attributable to the Company's Profarmaco operation in Italy and to a favorable adjustment of $250,000 made in the second quarter of 1994 in order to reflect the correct 1994 tax rate.

The Company's net income increased 51% to $5,107 compared with a net income of $3,380 in the second quarter 1994.


LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operations was $3,486 for the first six months 1995 compared with $9,523 in 1994. The decrease in cash flow is primarily due to increases in accounts receivable and inventories, partially offset by increased net income, depreciation and amortization.

Capital expenditures were $19,998 in the first six months 1995 as compared to $7,514 in the first six months 1994. The largest expenditures were for (1) continued construction of a new facility at the Salsbury site in Charles City, Iowa to increase production levels for several products; and (2) a facility at Nobel Chemicals in Karlskoga, Sweden to increase capacity for pharmaceutical intermediates. Capital expenditures are in line with the projected spending in 1995 of $35,000.

The Company has undrawn borrowing capacity of approximately $42,000 under the Credit Agreement as of June 30, 1995, which can be used for general corporate purposes. Management is of the opinion that these amounts, together with other available sources of capital, are adequate for meeting the Company's anticipated financing and capital requirements.

During the second quarter 1995, the Company paid cash dividends of $0.05 per share.


SUBSEQUENT EVENT:

On July 24, 1995, the Company completed a public offering of 1,725,000 shares @ $38.75 per share. The net proceeds received of $63,497 will be used to pay short-term indebtedness of $50,000 and $13,497 in long-term indebtedness.

                          PART II - OTHER INFORMATION
                      CAMBREX CORPORATION AND SUBSIDIARIES


Item 4.  Matters Submitted to a Vote of Securities Holders.

         Refer to Form 10-Q for the quarterly period ended March 31, 1995.

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


                                               CAMBREX CORPORATION


                                        By     /s/ Peter Tracey
                                               --------------------------------
                                               Peter Tracey
                                               Vice President
                                               (On behalf of the Registrant and
                                               as the Registrant's Principal
                                               Financial Officer)



Date:    August 11,1995

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
-------         -----------

  11            Statement of computation of per share earnings.

  27            Financial Data Schedule.