Form 10-Q
period 1995-09-30
CAMBREX CORP
filed 1995-11-14
CIK 820081

                                                                       CONFORMED

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         /X/ QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 1995
                                       OR
            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               for the transition period from             to
                                              -----------    -----------
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


                    APPLICABLE  ONLY  TO  CORPORATE  ISSUERS
         As of November 1, 1995, there were 7,442,816 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                   Form 10-Q

                    For The Quarter Ended September 30, 1995

                               Table of Contents


                                                                         Page No.
                                                                         --------
Part I           Financial information

                 Condensed consolidated balance sheets as of
                 September 30, 1995 and December 31, 1994                   3

                 Condensed consolidated income statements
                 for the three months and nine months ended
                 September 30, 1995 and 1994                                4

                 Condensed consolidated statements of
                 cash flows for the nine months ended
                 September 30, 1995 and 1994                                5

                 Notes to condensed consolidated financial
                 statements                                                 6 - 8

                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              9 - 11

Part II  Other information

                 Item 4.  Matters Submitted to a Vote of Securities
                          Holders                                           12

                 Item 6.  Exhibits and Reports on Form 8-K                  12

Signatures                                                                  13

Exhibit 11 - Computation of Earnings Per Share                              14

Exhibit 27 - Financial Data Schedule                                        15

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (in thousands)

                                                             September 30,        December 31,
                                                                 1995                1994
                                                               --------            --------
ASSETS
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . .        $  7,154            $  9,087
    Trade and other receivables, less allowances
         for doubtful accounts of $1,700 and $1,288
         at respective dates  . . . . . . . . . . . . .          57,929              52,854
Inventories   . . . . . . . . . . . . . . . . . . . . .          73,908              61,979
    Deferred tax asset  . . . . . . . . . . . . . . . .           1,183               1,089
    Other current assets  . . . . . . . . . . . . . . .           5,232               5,689
                                                               --------            --------

         Total current assets . . . . . . . . . . . . .         145,406             130,698

Property, plant and equipment, net  . . . . . . . . . .         190,283             172,282
Intangible assets, net  . . . . . . . . . . . . . . . .          55,969              56,991
Other noncurrent assets . . . . . . . . . . . . . . . .             986                 506
                                                               --------            --------

         Total assets . . . . . . . . . . . . . . . . .        $392,644            $360,477
                                                               ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities  . . . . .        $ 51,924            $ 48,402
    Income taxes payable  . . . . . . . . . . . . . . .           5,417               5,982
    Short-term debt . . . . . . . . . . . . . . . . . .           3,479              52,368
    Current portion of long-term debt . . . . . . . . .           4,110               4,021
                                                               --------            --------

         Total current liabilities  . . . . . . . . . .          64,930             110,773

Long-term debt  . . . . . . . . . . . . . . . . . . . .         111,517             115,975
Deferred taxes  . . . . . . . . . . . . . . . . . . . .          13,893              14,258
Other noncurrent liabilities  . . . . . . . . . . . . .          18,996              17,505
                                                               --------            --------

         Total liabilities  . . . . . . . . . . . . . .         209,336             258,511
                                                               --------            --------

Stockholders' equity:
    Common stock  . . . . . . . . . . . . . . . . . . .             815                 607
    Additional paid-in capital  . . . . . . . . . . . .         140,209              73,673
    Retained earnings . . . . . . . . . . . . . . . . .          49,525              35,935
    Treasury stock, at cost; 724,764 and 756,806
       shares at respective dates . . . . . . . . . . .         (9,280)             (9,690)
    Cumulative translation adjustment . . . . . . . . .           2,039               1,441
                                                               --------            --------

         Total stockholders' equity . . . . . . . . . .         183,308             101,966
                                                               --------            --------
         Total liabilities and stockholders' equity . .
                                                               $392,644            $360,477
                                                               ========            ========


See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                    (in thousands, except per-share amounts)

                                                       Three months ended           Nine months ended
                                                          September 30,                September 30,
                                                      --------------------         ---------------------
                                                       1995          1994             1995        1994
                                                       ----          ----             ----        ----
Net revenues  . . . . . . . . . . . . . . . . . .     $87,385      $57,608         $268,989     $166,879

Operating expenses:
    Cost of goods sold  . . . . . . . . . . . . .      62,337       44,343          194,375      127,618
    Selling, general and administrative
      expenses  . . . . . . . . . . . . . . . . .      11,757        7,559           35,177       21,773
    Research and development  . . . . . . . . . .       1,765        1,211            5,511        3,612
                                                      -------      -------         --------     --------
      Total operating expenses  . . . . . . . . .      75,859       53,113          235,063      153,003
                                                      -------      -------         --------     --------

Operating profit  . . . . . . . . . . . . . . . .      11,526        4,495           33,926       13,876

Other (income) expenses:
    Interest expense - net  . . . . . . . . . . .       2,531          496            9,262        1,529
    Other - net . . . . . . . . . . . . . . . . .       1,185          121            1,583           74
                                                      -------      -------         --------     --------

Income before income taxes  . . . . . . . . . . .       7,810        3,878           23,081       12,273

Provision for income taxes  . . . . . . . . . . .
                                                        2,804        1,438            8,574        4,325
                                                      -------      -------         --------     --------

Net income    . . . . . . . . . . . . . . . . . .     $ 5,006      $ 2,440         $ 14,507     $  7,948
                                                      =======      =======         ========     ========

Weighted average shares outstanding:

         Primary  . . . . . . . . . . . . . . . .       7,344        5,679            6,333        5,655
         Fully diluted  . . . . . . . . . . . . .       7,345        5,711            6,365        5,693

Net income per share:

         Primary  . . . . . . . . . . . . . . . .     $  0.68      $  0.43         $   2.29     $   1.41
                                                      =======      =======         ========     ========
         Fully diluted  . . . . . . . . . . . . .     $  0.68      $  0.43         $   2.28     $   1.40
                                                      =======      =======         ========     ========


See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                 Nine months ended
                                                                    September 30,
                                                                ---------------------
                                                                   1995        1994
                                                                ---------    --------
Cash flows from operations  . . . . . . . . . . . . . . . . .   $  34,347    $ 17,849
Changes in assets and liabilities:
    Receivables . . . . . . . . . . . . . . . . . . . . . . .      (4,458)     (6,043)
    Inventories . . . . . . . . . . . . . . . . . . . . . . .     (10,570)      1,155
    Other current assets  . . . . . . . . . . . . . . . . . .          55         238
    Accounts payable and accrued liabilities  . . . . . . . .       3,665       4,091
    Income taxes payable  . . . . . . . . . . . . . . . . . .        (697)         71
    Other noncurrent assets and liabilities . . . . . . . . .        (290)      3,175
                                                                ---------    --------
         Net cash provided from operations  . . . . . . . . .      22,052      20,536
                                                                ---------    --------

Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . . . . . . .     (31,438)    (11,842)
    Acquisition of businesses . . . . . . . . . . . . . . . .           -     (11,840)
    Other investing activities  . . . . . . . . . . . . . . .      (2,018)          -
                                                                ---------    --------
         Net cash (used in) investing activities  . . . . . .     (33,456)    (23,682)
                                                                ---------    --------

Cash flows from financing activities:
    Dividends . . . . . . . . . . . . . . . . . . . . . . . .        (918)       (783)
    Increase in short-term debt . . . . . . . . . . . . . . .       1,111
    Long-term debt activity (including current portion):
         Borrowings . . . . . . . . . . . . . . . . . . . . .      60,209      44,714
         Repayments . . . . . . . . . . . . . . . . . . . . .    (114,601)    (42,679)
    Proceeds from the issuance of common stock  . . . . . . .      66,082         285
    Proceeds from the sale of treasury stock  . . . . . . . .       1,072       1,085
                                                                ---------    --------
         Net cash provided from financing activities  . . . .      12,955       2,622
                                                                ---------    --------

Effect of exchange rate changes on cash . . . . . . . . . . .      (3,484)        411
                                                                ---------    --------

Net increase in cash  . . . . . . . . . . . . . . . . . . . .      (1,933)       (113)

Cash at beginning of period . . . . . . . . . . . . . . . . .       9,087         161
                                                                ---------    --------

Cash at end of period . . . . . . . . . . . . . . . . . . . .   $   7,154    $     48
                                                                =========    ========

Supplemental disclosure:
    Interest paid . . . . . . . . . . . . . . . . . . . . . .   $  10,026    $  2,757
    Income taxes paid . . . . . . . . . . . . . . . . . . . .   $   5,205    $  3,038
    Depreciation expense  . . . . . . . . . . . . . . . . . .   $  15,973    $  9,300

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

         The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and include material, labor, and overhead. Inventories at September 30, 1995 and December 31, 1994 consist of the following:

                                                    September 30,    December 31,
                                                         1995            1994
                                                        -------        -------
         Finished goods . . . . . . . . . . . . .       $29,972        $31,473
         Raw materials  . . . . . . . . . . . . .        38,374         27,603
         Fuel oil and supplies  . . . . . . . . .         5,562          2,903
                                                        -------        -------
                                                        $73,908        $61,979
                                                        =======        =======

(3)      Earnings Per Common Share

         The calculation of primary and fully diluted earnings per common share is based on the weighted average number of common shares and common share equivalents outstanding during the applicable period.

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

                                             Three months ended       Nine months ended
                                             September 30, 1994       September 30, 1994
                                             ------------------       ------------------
         Net revenues . . . . . . . . . . .     $ 85,356                 $250,124
         Net income . . . . . . . . . . . .        3,354                   10,691
         Earnings per share:
              Primary . . . . . . . . . . .         0.59                     1.89
              Fully diluted . . . . . . . .         0.59                     1.88

5)       Short-term Debt

         Short-term debt at September 30, 1995 and December 31, 1994 consists of the following:

                                                           September 30,     December 31,
                                                               1995             1994
                                                               ----             ----
         One year term loan . . . . . . . . . . . . . . .     $   -           $50,000
         Export financing facility, Italy . . . . . . . .      3,479            2,368
                                                              ------          -------
              Total                                           $3,479          $52,368
                                                              ======          =======

6)       Long-term Debt

         Long-term debt at September 30, 1995 and December 31, 1994 consists of the following:

                                                           September 30,     December 31,
                                                               1995             1994
                                                               ----             ----
         Bank credit facilities . . . . . . . . . . . . .   $114,385         $118,648
         Capital lease  . . . . . . . . . . . . . . . . .         31               57
         Notes payable  . . . . . . . . . . . . . . . . .      1,211            1,291
                                                            --------          -------
                   Subtotal . . . . . . . . . . . . . . .    115,627          119,996
         Less:  current portion . . . . . . . . . . . . .      4,110            4,021
                                                            --------          -------
                   Total  . . . . . . . . . . . . . . . .   $111,517         $115,975
                                                            ========          =======

   The Company met all the bank covenants for the first nine months of 1995.

7)       Stockholders' Equity

         On July 24, 1995, the Company completed a public offering of 1,725,000 shares of newly issued common stock at a price of $38.75 per share. The total proceeds to the Company, net of underwriting discounts and commissions, amounted to $63,497. Proceeds were used to reduce outstanding debt existing under the Company's bank credit agreement.

 8)      Postemployment Benefits

         Statement of Financial Accounting Standard No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS 112) requires the recognition on an accrual basis of all types of postemployment benefits provided to former or inactive employees subsequent to employment but before retirement. The Company currently provides limited benefits in this regard. The Company adopted SFAS 112 effective January 1, 1994. The net effect upon 1994 and first nine months of 1995 pretax operating results was immaterial.

9)       Contingencies

         Refer to Form 10-K for the fiscal year ended December 31, 1994, for disclosure of existing contingencies related to environmental issues.

                      CAMBREX CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


RESULTS OF OPERATIONS

Results in the third quarter of 1995 were better than the third quarter of 1994 due to the Nobel/Profarmaco acquisition completed in October 1994, and to improvements in the base business. The impact of these is shown in the table below:

                           Third Quarter 1995 Results
                                  (unaudited)

                                                 Three Months Ended September 30,
                                            ----------------------------------------
                                                         Nobel/     Base
                                              Total   Profarmaco   Business
                                              1995       1995       1995       1994
                                              ----       ----       ----       ----
Net revenues  . . . . . . . . . . . . . .   $87,385    $29,774    $57,611    $57,608
                                            -------    -------    -------    -------
Operating expenses
   Cost of goods sold . . . . . . . . . .    62,337     19,364     42,973     44,343
   Selling, general and
      administrative  . . . . . . . . . .    11,757      3,417      8,340      7,559
   Research and development . . . . . . .     1,765        603      1,162      1,211

Total operating expenses  . . . . . . . .    75,859     23,384     52,475     53,113
                                            -------    -------    -------    -------

Operating profit  . . . . . . . . . . . .    11,526      6,390      5,136      4,495

Other (income) expenses:
   Interest income  . . . . . . . . . . .      (252)      (231)       (21)       (21)
   Interest expense . . . . . . . . . . .     2,783      1,921        862        517
   Other - net  . . . . . . . . . . . . .     1,185      1,123         62        121
                                            -------    -------    -------    -------
Income before income taxes  . . . . . . .     7,810      3,577      4,233      3,878

Provision for income taxes  . . . . . . .     2,804      1,287      1,517      1,438
                                            -------    -------    -------    -------

Net income  . . . . . . . . . . . . . . .   $ 5,006    $ 2,290    $ 2,716    $ 2,440
                                            =======    =======    =======    =======

Net revenues for the third quarter 1995 increased 52% to $87,385 from $57,608 reported in the third quarter 1994. The $29,777 increase was due to the acquisitions of Nobel Chemicals AB in Sweden and Profarmaco S.r.l. in Italy. The table below shows the contribution of the Nobel/Profarmaco acquisition to the product categories and changes in the base business. Increased base business sales in health and pharmaceuticals offset the decrease in performance chemicals of the base business.

                                           Three Months Ended September 30,
                                       ----------------------------------------
                                                   Nobel/     Base
                                        Total   Profarmaco   Business
                                        1995       1995       1995        1994
                                        ----       ----       ----        ----
Health & pharmaceuticals  . . . . . .  $37,891    $21,328    $16,563    $15,167
Specialty & fine chemicals  . . . . .   26,377      8,873     17,504     17,607
Agricultural intermediates &
   additives  . . . . . . . . . . . .   13,819        288     13,531     13,593
Performance chemicals   . . . . . . .    7,770          -      7,770      8,523
Coatings  . . . . . . . . . . . . . .    4,281          -      4,281      4,450
                                       -------    -------    -------    -------

      Total gross revenues  . . . . .  $90,138    $30,489    $59,649    $59,340
                                       =======    =======    =======    =======
      Total net revenues  . . . . . .  $87,385    $29,774    $57,611    $57,608
                                       =======    =======    =======    =======

Health and Pharmaceuticals' revenues increased $22,724 with Nobel and Profarmaco contributing sales of $21,328. Revenues from the base business increased $1,396 (9%); allowing for the $1,200 in lost sales from the divestures of the hydrogels and Wickhen cosmetic lines which occurred late in 1994, revenues would have increased by 17%. The improvement was due to sales increases in: two intermediates used for dextromethorphan, an over-the-counter cough suppressant; pyridine derivatives, used in the cosmetic and toiletry industries; and bulk Vitamin B3 and its intermediates.

Specialty and Fine Chemicals' revenues increased $8,770 (50%) over 1994. The acquisition of Nobel Chemicals accounted for all of this increase. In the base business, lower sales of photographic products, catalysts and a product used as an antioxidant for polymers were offset by increases in sales of another product used as an antioxidant for polymers, a monomer for engineering plastics and x-ray contrast drug intermediates.

Agricultural Intermediates and Additives' revenues increased $226 (2%) from 1994's third quarter. The increase was mainly due to increased shipments of pyridine derivatives used in herbicides. Sales of animal feed additives remained at 1994 levels.

Performance Chemicals' revenues decreased $753 (9%) from 1994. The key decreases were in encapsulants for the telephone industry and in fiber optic gels.

Coatings' revenues decreased $169 (4%) from 1994. Decreases occurred in our castor based products.

Export Sales from the U.S. were $14,487 in the third quarter 1995 versus $12,333 in the third quarter 1994. Increases occurred at most of our U.S. operating locations. International sales from all European operations totaled $35,756 versus $4,314 in the third quarter 1994 due to the acquisition of Nobel/Profarmaco in October 1994.

Gross profit in the third quarter 1995 of $25,048 (28.7%) compared to $13,265 (23%) in the third quarter 1994, with the acquisition of Nobel/Profarmaco contributing $10,410 to the increase, and the base business increasing by $1,373. The gross profit percentage of the base business increased to 25.4% versus 23.0% in 1994. The improved gross margin was due to pricing increases, continued efforts to reduce costs, and an improved sales mix caused by divesting low margin products.

Selling, general and administrative expenses as a percentage of net revenues was 15.5% versus 15.2% in the third quarter 1994. The marketing, administrative, and research expenses as a percentage of net revenues decreased but were offset by increased amortization costs associated with the acquisition of Nobel/Profarmaco.

Net interest expense of $2,531 in the third quarter 1995 increased $2,035 over 1994. This increase was due to the additional borrowings for acquisitions and an increase in the interest rate of approximately 2-1/2%.

The provision for income taxes for the third quarter 1995 resulted in an effective tax rate of 36% vs. 37% in 1994. This decreased tax rate more accurately reflects the updated estimate of the 1995 tax rate of 37%.

The Company's third quarter net income increased 105% to $5,006 compared with a net income of $2,440 in the third quarter 1994.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operations was $22,052 for the first nine months of 1995 compared with $20,536 in 1994. The significant increases in net income, depreciation and amortization were partially offset by increases in inventories.

Capital expenditures were $31,400 in the first nine months 1995 as compared to $11,800 in the first nine months 1994. The largest expenditures were for (1) continued construction of a new facility at the Salsbury site in Charles City, Iowa to increase production levels for several products; and (2) construction of a facility at Nobel Chemicals in Karlskoga, Sweden to increase capacity for pharmaceutical intermediates.

On July 24, 1995, the Company completed a public offering of 1,725,000 shares of newly issued common stock at a price of $38.75 per share. The total proceeds to the Company, net of underwriting discounts and commissions, amounted to $63,497. Proceeds were used to reduce outstanding debt existing under the Company's bank credit agreement.

The Company has undrawn borrowing capacity of approximately $71,000 under the Credit Agreement as of September 30, 1995, which can be used for general corporate purposes. Management is of the opinion that these amounts, together with other available sources of capital, are adequate for meeting the Company's anticipated financing and capital requirements.

During the third quarter 1995, the Company paid cash dividends of $0.05 per share.

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

                 27                   Financial Data Schedule.


         b) The registrant filed the following reports on Form 8-K during the third quarter of 1995.


            Date of Report                  Description
            --------------                  -----------
                 July 17, 1995        Amendment No. 2 to Form 8-K dated October
                                      26, 1994.

                 July 17, 1995        Press release discussing the Company's
                                      financial results for the second quarter
                                      of 1995.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CAMBREX CORPORATION



                                   By       /s/ Peter Tracey
                                            ------------------------------------
                                            Peter Tracey
                                            Vice President
                                            (On behalf of the Registrant and
                                            as the Registrant's Principal
                                            Financial Officer)





Date:    November 13,1995
         ----------------

                                EXHIBIT INDEX

            Exhibit No.               Description
            -----------               ------------
                 11                   Statement of computation of per share
                                      earnings.

                 27                   Financial Data Schedule.