Form 10-K
period 1995-12-31
CAMBREX CORP
filed 1996-03-22
CIK 820081

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
         Common Stock, $.10 par value                    American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $336,539,000 as of February 29, 1996.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of February 29, 1996, there were 7,690,229 shares outstanding of the registrant's Common Stock, $.10 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 1996 Annual Meeting are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1  BUSINESS.

GENERAL

     Cambrex Corporation (the "Company" or "Cambrex"), a Delaware corporation, began business in December 1981 through its predecessor, and now wholly-owned subsidiary, CasChem, Inc. ("CasChem").

     The Company manufactures and markets a broad line of specialty chemicals and commodity chemical intermediates and also manufactures chemicals to customer specifications. There are five product categories: pharmaceutical bulk actives; pharmaceutical intermediates; organic intermediates; performance enhancers; and polymer systems. Currently the Company's overall strategy for these categories is to focus on niche markets that have global opportunities, build on strong customer relations to fill our new products' pipeline, and support the capital and state-of-the-art technology, while being leaders in environmental, health and safety performance.

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

     On October 12, 1994, the Company completed the acquisition of the stock of Nobel's Pharma Chemistry Business ("Nobel/Profarmaco") from Akzo Nobel for approximately $130,000. The business consists of Nobel Chemicals AB (now Nordic Synthesis AB) in Karlskoga, Sweden, Profarmaco Nobel S.r.1. in Milan, Italy and sales companies in Germany, England and the United States. Nobel/Profarmaco manufactures fine chemical intermediates and bulk active ingredients for pharmaceutical products.

     On January 31, 1994, Cambrex purchased substantially all of the assets of Hexcel Corporation's fine chemicals business located in Middlesbrough, England, for approximately $7,400 and the assumption of certain current liabilities in the amount of $2,100. The business, now known as Seal Sands Chemicals, Ltd. ("Seal Sands"), manufactures chemical intermediates used in the pharmaceutical, photographic, water

---------------
(Dollars in thousands, except share data) treatment, health care, and plastics industries. On May 27, 1994, the Company purchased the Topanol product line from Zeneca Limited to complement the Seal Sands operation for $4,600.

     On March 12, 1993, the Company purchased substantially all of the assets of Viscosity Oil's fiber optic gel business for $5,886.

PRODUCTS

     During 1995, the Company changed the classifications used to analyze individual product lines by establishing the following five product categories:
Pharmaceutical bulk actives, Pharmaceutical intermediates, Organic intermediates, Performance enhancers and Polymer systems. Accordingly, the 1994 and 1993 gross revenues have been reclassified to conform to the 1995 presentation.

     The following table sets forth for the periods indicated information concerning gross revenues from these five product categories:

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995       1994(1)      1993(2)
                                                         --------     --------     --------
    Pharmaceutical bulk actives........................  $ 96,827     $ 23,774     $  9,818
    Pharmaceutical intermediates.......................    69,097       48,861       42,151
    Organic intermediates..............................    77,792       64,472       56,261
    Performance enhancers..............................    69,973       59,210       49,379
    Polymer systems....................................    54,381       53,366       45,699
                                                         --------     --------     --------
    Gross revenues.....................................  $368,070     $249,683     $203,308
                                                         ========     ========     ========

---------------
(1) Revenues from Seal Sands, acquired in January 1994, and Nobel/Profarmaco, acquired in October 1994, are included from the date of acquisition. The Company expanded sales in all product categories through these acquisitions.

(2) Revenues from Viscosity Oil's fiber optic gel business, acquired in March 1993, are included from the date of acquisition. The Company expanded sales in its polymer systems product category through this acquisition.

     The Company manufactures and markets a broad line of specialty chemicals. It uses its technical expertise in a wide range of chemical processes to meet the needs of its customers for high quality products for specialized applications. These applications include: pharmaceutical bulk actives produced under Food and Drug Administration (FDA) regulation for use in prescription and over-the-counter drug products; pharmaceutical intermediates produced in current Good Manufacturing Practices (cGMP) facilities for use in the production of pharmaceuticals, cosmetics, food additives and other healthcare products; organic intermediates used in the production of herbicides, insecticides, feed additives, pigments, and other complex organic molecules; performance enhancers which are complex chemicals designed to impart special properties when small quantities are included in the formulation of specific products; and polymer systems which are monomers or two component polymer systems for use in small volume high performance applications.

     Pharmaceutical bulk actives. Pharmaceutical products are classified into nine therapeutic product categories. Cambrex uses six of these principal product groups: (1) gastro-intestinal preparations, (2) cardiovascular, (3) endocrine,
(4) central nervous system, (5) anti-inflammatory, and (6) other actives, including anti-infective, respiratory products, immunology, diuretics and other preparations. These products are sold to a diverse group of more than 400 customers. Many of these products are also sold through agents.

     Products in this category are manufactured under FDA registration for use as the active ingredients in prescription and over-the-counter drugs.

---------------
(Dollars in thousands, except share data)

     This table summarizes the gross revenues for this product category:

                                                             1995        1994       CHANGE
                                                            -------     -------     -------
    Gastro-intestinal.....................................  $31,928     $14,033     $17,895
    Cardiovascular........................................   20,229       2,171      18,058
    Endocrine.............................................    8,919       1,227       7,692
    Central Nervous System................................    8,903       1,009       7,894
    Anti-inflammatory.....................................    8,343       1,844       6,499
    Other Actives.........................................   18,505       3,490      15,015
                                                            -------     -------     -------
                                                            $96,827     $23,774     $73,053
                                                            =======     =======     =======

     The total percentage increase in gross revenues of this category was 307%; individual percentage increases of the principal product groups are not presented as they are not considered to be meaningful.

     The acquisition of the Nobel/Profarmaco business in the fourth quarter of 1994 brought to Cambrex many new pharmaceutical products and markets and accounted for $72,869 of this increase. Increases in the existing business included products used in anti-inflammatory applications which included magnesium salicylate, the active ingredient in back-ache formulas.

     Pharmaceutical intermediates. This category consists of four product groups: (1) intermediates used in the manufacture of vitamins and other healthcare products, (2) x-ray contrast media intermediates, (3) intermediates for the cosmetic industry, and (4) other pharmaceutical intermediates. These products are sold to approximately 700 customers, with two customers accounting for 18% and 13% of 1995 revenues in this category. These products are mainly produced in cGMP facilities.

     This table summarizes the gross revenues for this product category:

                                                                                         %
                                                    1995        1994       CHANGE      CHANGE
                                                   -------     -------     -------     ------
    Health.......................................  $20,003     $19,831     $   172         1%
    X-Ray Media..................................   18,372       5,334      13,038       244
    Cosmetics....................................    6,411       9,378      (2,967)      (32)
    Other Pharmaceutical Intermediates...........   24,311      14,318       9,993        70
                                                   -------     -------     -------      ----
                                                   $69,097     $48,861     $20,236        41%
                                                   =======     =======     =======      ====

     The Nobel/Profarmaco acquisition accounted for $17,270 of the increase over 1994. The X-Ray media business included $1,339 in growth from domestically produced 5 NIPA compounds (5-nitroisopthalic acid). The health products maintained 1994 sales level even though we discontinued certain product lines (citrates and hydrogels). The cosmetics business reduction was due to the sale of the Wickhen product line in the fourth quarter 1994. The other pharmaceutical intermediates increased due to sales of the two products (CHEA and PMPA) used in the formulation of dextromethorphan, an over-the counter cough suppressant ($4,951 increase), and mandelic acid ($1,702 increase).

     Organic intermediates. This category consists of three product groups: (1) feed additives (2) intermediates used for crop protection chemicals, and (3) pigment intermediates. These products are sold to approximately 200 customers. Two customers accounted for 24% and 18% of 1995 revenues in this category.

---------------
(Dollars in thousands, except share data)

     This table summarizes the gross revenues for this product category:

                                                                                         %
                                                    1995        1994       CHANGE      CHANGE
                                                   -------     -------     -------     ------
    Feed additives...............................  $37,387     $36,755     $   632         2%
    Crop Protection..............................   30,454      25,285       5,169        20
    Pigment Intermediates........................    9,951       2,432       7,519       309
                                                   -------     -------     -------      ----
                                                   $77,792     $64,472     $13,320        21%
                                                   =======     =======     =======      ====

     Organic intermediates were $13,320 above 1994. Feed additives were higher than 1994 due in part to improved pricing of feed grade Vitamin B3. Sales of organo-arsenical feed additives, the largest product in feed additives, remained at 1994 levels. Increases occurred in pyridine derivatives used in the manufacture of herbicides, which are applied as weed control, rice herbicides, wheat fungicides and as a cotton growth regulator. Sales of pyridine, the largest product in crop protection, remained at 1994 levels. Pigment intermediates are Nobel products. These intermediates are used in various industrial products including inks, dyes and color additives.

     Performance enhancers: These products are complex chemicals designed to impart special properties, such as flame retardancy or rapid curing, when small quantities are included in the formulation of specific products. This category consists of five product groups: (1) specialty additives, (2) catalysts, (3) polymers, (4) photographic chemicals, and (5) additives for the fuel/oil industry. These products are sold to approximately 1,300 customers.

     This table summarizes the gross revenues for this product category:

                                                                                         %
                                                    1995        1994       CHANGE      CHANGE
                                                   -------     -------     -------     ------
    Specialty Additives..........................  $18,241     $14,263     $ 3,978        28%
    Catalysts....................................   16,985      13,857       3,128        23
    Polymers.....................................   15,722      12,934       2,788        22
    Photographic.................................   10,166      10,293        (127)        1
    Fuel/Oil.....................................    8,859       7,863         996        13
                                                   -------     -------     -------      ----
                                                   $69,973     $59,210     $10,763        18%
                                                   =======     =======     =======      ====

     This category includes increases of $4,579 from a full year of the Nobel operations and $6,184 from the other businesses. Key increases were in polymer products including a crosslinking agent to improve the performance of polycarbonate resins, a dye receptor in acrylic fibers for textiles, and an anti-oxidant used in plastics. The catalyst growth was in products used as reducing agents in pharmaceutical synthesis and phase transfer agents to promote chemical reactions. Specialty additives includes increases in castor oil based products.

     Polymer systems: The products in this category are monomers or two component polymer systems for use in small volume, high performance applications. This category consists of four product groups: (1) telecommunications and electronics industries, (2) coatings, (3) high performance engineering plastics, and (4) biomedical. These systems are sold to an estimated 400 customers.

---------------
(Dollars in thousands, except share data)

     This table summarizes the gross revenues for this product category:

                                                                                         %
                                                    1995        1994       CHANGE      CHANGE
                                                   -------     -------     -------     ------
    Telecommunications...........................  $23,710     $25,030     $(1,320)       (5)%
    Coatings.....................................   17,574      18,231        (657)       (4)
    Engineering plastics.........................    8,093       5,123       2,970        58
    Biomedical...................................    5,004       4,982          22         -
                                                   -------     -------     -------      ----
                                                   $54,381     $53,366     $ 1,015        2%
                                                   =======     =======     =======      ====

     Polymer systems were $1,015 above 1994. This was due to growth in a product used in high performance polysulfone engineering plastics for electronic and industrial applications, such as computer and television screens, and automobile parts. Lower encapsulants sales to the telecommunications industry was due to good weather and declining applications as domestic customers replace copper cable lines with fiber optics.

MARKETING AND DISTRIBUTION

     The Company's pharmaceutical bulk actives and pharmaceutical intermediates are generally high value, low volume products requiring significant technical efforts for the development and manufacture. Marketing generally requires significant cooperative effort between a small highly trained marketing staff, a technical staff who can assess the technical fit and estimate manufacturing economics, and the business management to determine the strategic and business fit. Such a process may take from two to five years before a commercial product is fully established. Because of this long lead time and the complexity of the technical efforts, these are usually long-term relationships with major corporations who become significant customers. Sales of established products may be handled by agents in those areas where direct sales efforts are uneconomic.

     For other product categories, marketing and distribution is more typical of chemical companies, with products being sold to customers from inventory in volumes ranging from rail cars to five gallon pails. Sales may be handled by company sales people, distributors or agents as appropriate.

RAW MATERIALS

     The Company uses a wide array of raw materials in the conduct of its businesses. The Company uses significant amounts of castor oil and compounds derived from petroleum feedstocks in manufacturing a limited number of its products.

     The Company believes it is one of the largest purchasers of castor oil in the United States, and has the ability to take delivery and store a large quantity of castor oil on site. Castor oil is used primarily in the manufacture of the Company's polymer systems for coatings and telecommunication applications. Under advantageous market conditions, the Company sells this commodity in bulk quantities as simple castor oil derivatives.

     Castor oil, which is not produced in the United States, is an agricultural product, the market price of which is affected by natural factors relating to the castor bean crop from which the oil is produced. Castor oil is produced commercially in a few foreign countries, with India currently being the largest exporter. The Company has been able to obtain adequate supplies of castor oil generally at acceptable prices in the past and expects to be able to do so in the future.

     Pyridine, which accounted for 8%, 13% and 13% of gross revenues in 1995, 1994 and 1993, respectively, is produced by the Company by a process involving the high temperature reaction of acetaldehyde, formalin and ammonia. Acetaldehyde is available from two suppliers in North America. The price of acetaldehyde increased approximately 15% during 1995. Formalin's feedstock is methanol, which is also used by the petro-chemical industry in the manufacture of methyl-tert-butyl-ether (MTBE). The production of and demand for MTBE has increased rapidly in connection with its use as a gasoline additive. This increased demand has

---------------
(Dollars in thousands, except share data) triggered an unfavorable effect on methanol pricing, which in turn has caused the price of formalin to increase by approximately 50% in 1994 and an additional 23% in 1995. The pricing of formalin was back down to near normal levels by the end of 1995. Ammonia is widely available, however, due to the increase in methanol, the cost of ammonia increased in 1995 by 25%.

     The Company obtains acetaldehyde and formalin pursuant to long-term supply contracts under which the price for the raw material adjusts to market conditions, with a time lag. The Company sometimes has difficulty passing on these increases to its customers, particularly if the increases are precipitous rather than general.

     The other key raw materials used by the Company are advanced organic intermediates and generally have been in adequate supply from multiple suppliers.

RESEARCH AND DEVELOPMENT

     The Company's research and development program is designed to increase the Company's competitiveness through improving its technology and developing processes for the manufacture of new products to meet customer requirements. The goals are to improve the Company's manufacturing processes so as to reduce costs, improve quality and increase capacity; and to identify market opportunities which warrant a significant technical effort, and offer the prospects of a longterm, profitable business relationship. Research and development activities are carried on at most of the Company's manufacturing facilities in both the United States and Europe. Eighty-five employees are involved directly in research and development activities. In November 1995, the Company formed a strategic alliance with Oxford Asymmetry, Ltd. (located near Oxford in the United Kingdom). The Company will commercialize technologies and products developed by Oxford Asymmetry, and provide financial support for their research and development group. The Company will provide Oxford Asymmetry with $1,000 per year.

     The Company spent approximately $7,500, $5,700 and $5,800 in 1995, 1994 and 1993, respectively, on research and development.

PATENTS AND TRADEMARKS

     The Company has patent protection in some of its product areas. However, the Company mostly relies on know-how in many of its manufacturing processes and techniques not generally known to other chemical companies, for developing and maintaining its market position.

     The Company currently owns approximately 68 United States patents which have varying durations and which cover selected items in each of the Company's major product areas. The Company also owns the foreign equivalent of many of its United States patents. In addition, the Company has applied for patents for various concepts and is in the process of preparing patent applications for other concepts.

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

COMPETITION

     Because of the nature of the Company's products in its pharmaceutical bulk actives and pharmaceutical intermediates categories and its strategic approach, it is not possible to identify a group of direct competitors. Where competition exists, it is typically specific to a certain product, or is focused early in the process, when an initial market position is being established. If the Company perceives significant competitive risk and a need for large technical or financial commitment, it generally negotiates long-term contracts or capital guarantees from its targeted customer before proceeding.

---------------
(Dollars in thousands, except share data)

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

     Beginning in 1990, CasChem, Inc., one of the Company's subsidiaries, was the subject of an investigation by the Environmental Protection Agency and the Federal Bureau of Investigation concerning the handling, storage, and disposal of hazardous wastes. During 1994, a settlement was reached wherein that subsidiary pleaded guilty to the unpermitted storage of one drum of hazardous waste and the payment of a $1,000 fine, which was paid in January 1995. As a related liability had been previously accrued, the resolution of this matter has had no effect upon the results of operations in 1995 or 1994.

     Known environmental matters which may result in liabilities to the Company and the related estimates and accruals are summarized in Note #20 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

     Present and Future Environmental Expenditures. The Company's policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations, and the Company believes it is in general compliance with such requirements and has adequate professional staff and systems in place to remain in compliance. In some cases, compliance can only be achieved by capital expenditures, and the Company made capital expenditures of approximately $4,000 in 1995, $2,500 in 1994 and $1,700 in 1993 for
environmental projects. The Company anticipates that capital requirements will increase in subsequent years as a result of the Clean Air Act Amendments and other pending environmental laws. Additionally, as the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related expenditures will probably increase. The Company considers costs for environmental compliance to be a normal cost of doing business, and includes such costs in pricing decisions.

---------------
(Dollars in thousands, except share data)

EMPLOYEES

     At December 31, 1995 the Company had 1,336 employees (598 of whom were from our international operations).

     All hourly plant employees at the Bayonne, New Jersey facility are represented by Local 8-406 of the Oil, Chemical and Atomic Workers International Union under a contract expiring September 17, 1997; the hourly plant employees at the Carlstadt, New Jersey plant are represented by the Amalgamated Industrial Union of East Orange, New Jersey under a contract expiring November 30, 1997; and the hourly plant employees at the Harriman, New York facility are represented by Local 810 of the International Brotherhood of Teamsters under a contract expiring June 30, 1998. Nobel and Profarmaco production, administration, scientific and technical employees are represented by various local and national unions. The contracts with these unions expire at various times through December 31, 1998. The Company believes its labor relations are satisfactory.

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

EXPORT AND INTERNATIONAL SALES

     The Company exports numerous products to various areas, principally Western Europe, Asia and Latin America. Export sales from the domestic sites in 1995, 1994 and 1993 amounted to $50,608, $44,135 and $37,296, respectively. Sales from international operations were $144,883 in 1995 and $34,803 in 1994, due to acquisition activity in 1994. Refer to Note #18 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

     Set forth below is information relating to the Company's manufacturing facilities:

                                     OPERATING
       LOCATION           ACREAGE   SUBSIDIARY             PRODUCT LINES MANUFACTURED
-----------------------  ---------  -----------  -----------------------------------------------
Bayonne, NJ                8 acres  CasChem      Pharmaceutical intermediates; Performance
                                                 enhancers; Polymer systems
Carlstadt, NJ              3 acres  Cosan        Performance enhancers; Polymer systems
Harriman, NY              29 acres  Nepera       Pharmaceutical intermediates; Organic
                                                 intermediates; Performance enhancers
Delaware Water Gap, PA    12 acres  Heico        Pharmaceutical bulk actives; Pharmaceutical
                                                 intermediates; Performance enhancers; Polymer
                                                 systems
North Haven, CT            4 acres  Humphrey     Pharmaceutical intermediates; Performance
                                                 enhancers
Charles City, IA          57 acres  Salsbury     Pharmaceutical bulk actives; Pharmaceutical
                                                 intermediates; Organic intermediates;
                                                 Performance enhancers
Zeeland, MI               14 acres  Zeeland      Pharmaceutical intermediates; Performance
                                                 enhancers
Middlesbrough, England    12 acres  Seal Sands   Pharmaceutical bulk actives; Pharmaceutical
                                                 intermediates; Performance enhancers; Polymer
                                                 systems
Karlskoga, Sweden         42 acres  Nordic       Pharmaceutical bulk actives; Pharmaceutical
                                    Synthesis    intermediates; Organic intermediates;
                                                 Performance enhancers
Paullo (Milan), Italy     13 acres  Profarmaco   Pharmaceutical bulk actives

---------------
(Dollars in thousands, except share data)

     The Company owns all the above facilities and properties, with the exception of the twelve acre tract it leases in Middlesbrough, England. In addition, the Company owns thirty-one acres of undeveloped land adjacent to the North Haven facility, one hundred and three acres of undeveloped land adjacent to the Harriman facility and sixty-six acres of undeveloped land adjacent to the Zeeland facility. The Company believes its facilities to be in good condition, well maintained and adequate for its current needs.

     Most of the Company's products are manufactured in multipurpose facilities. Each product has a unique requirement for equipment, and occupies such equipment for varying amounts of time. This, combined with the variations in demand for individual products, makes it difficult to estimate actual overall capacity subject to regulatory approval. It is generally possible to transfer manufacture of a particular product to another facility should capacity constraints dictate. However, the Company's pyridine and arsenical feed additive product groups are each manufactured at a single facility, and production of such products would not be transferrable to another site.

     The Company plans to continue to expand capacity to meet growing needs by process improvements and construction of new facilities where needed.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the executive officers of the Company and the chief operating officers of the Company's operating subsidiaries:

                    NAME                       AGE               OFFICE(1)
---------------------------------------------  ---   ----------------------------------
James A. Mack................................  58    President and Chief Executive
                                                     Officer
Peter Tracey.................................  54    Executive Vice President, Finance,
                                                     Chief Financial Officer
Peter E. Thauer..............................  56    Vice President, Law & Environment,
                                                     General Counsel & Corporate
                                                     Secretary
Steven M. Klosk..............................  38    Vice President, Administration
Burton M. Rein...............................  57    Senior Vice President of Cambrex
                                                     and General Manager of Heico
                                                     Chemicals, Inc. and The Humphrey
                                                     Chemical Company, Inc.
Albert L. Eilender...........................  52    Executive Vice President
Salvatore J. Guccione........................  33    Vice President, Corporate
                                                     Development
Richard J. Seidel............................  54    President and Chief Operating
                                                     Officer of Nepera, Inc.
Russell C. Smith.............................  54    Vice President and General Manager
                                                     of Salsbury Chemicals, Inc.

---------------
(Dollars in thousands, except share data)

                    NAME                       AGE               OFFICE(1)
---------------------------------------------  ---   ----------------------------------
Robert M. Parlman............................  45    Vice President and General Manager
                                                     of Zeeland Chemicals, Inc.
John V. Van Hulle............................  38    President of CasChem, Inc. and
                                                     Cosan Chemical Corporation
Claes Glassell...............................  44    Vice President of Cambrex
                                                     Managing Director of Cambrex
                                                     Limited
Cyril C. Baldwin, Jr.........................  68    Chairman of the Board

---------------
(1) Unless otherwise indicated, positions shown are with the Company.

     The Company's executive officers are elected by the Board of Directors and serve at the Board's discretion.

     Mr. Mack has been Chief Executive Officer since Mr. Baldwin's retirement on April 1, 1995. Mr. Mack was appointed President and Chief Operating Officer and a director of the Company in February 1990. For five years prior thereto he was Vice President in charge of the worldwide Performance Chemicals businesses of Olin Corporation, a manufacturer of chemical products, metal products, and ammunition and defense-related products. Mr. Mack was Executive Vice President of Oakite Products, Inc. from 1982 to 1984. Prior to joining Oakite, he held various positions with The Sherwin-Williams Company, most recently as President and General Manager of the Chemicals Division from 1977 to 1981. Mr. Mack is a past Chairman of the Board of Governors of the Synthetic Organic Chemical Manufacturing Association and is a member of the Board of Trustees of the Michigan Tech Alumni Fund.

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

     Mr. Thauer was appointed Vice President-Law & Environment in December 1992, and General Counsel and Corporate Secretary in August 1989. From 1987 until he joined Cambrex, he was Counsel to the business and finance group of the firm of Crummy, Del Deo, Dolan, Griffinger and Vecchione. From 1971 to 1987, Mr. Thauer had held various positions with Avon Products, Inc., including U. S. Legal Department Head and Corporate Assistant Secretary.

     Mr. Klosk joined the Company in October 1992 as Vice President, Administration. From February 1988 until he joined Cambrex, he was Vice President, Administration and Corporate Secretary for the Genlyte Group, Inc., a lighting fixture manufacturer. From 1985 to January 1988, he was Vice President, Administration for Lightolier, Inc., a subsidiary of the Genlyte Group, Inc.

     Dr. Rein was appointed Senior Vice President in April 1993. On October 1, 1995, he was also appointed General Manager of Heico Chemicals, Inc. and The Humphrey Chemical Company. He joined the Company in May 1991 as President of Cambrex Fine Chemicals Group. For more than five years prior thereto, he was Director of Commercial Planning for W. R. Grace & Company.

     Mr. Eilender was appointed Executive Vice President in December 1994. He previously held the position of President of CasChem, Inc. and Cosan Chemical Corporation. He was employed by the Company's Cosan Chemical Corporation subsidiary when it was acquired by the Company in October 1985, and joined the Company as a result of the acquisition. For more than three years prior to October 1985, he held various executive positions with Cosan, including Vice President, Research and Development and Executive Vice

---------------
(Dollars in thousands, except share data)

President. He was President of Cosan from October 1986 until July 1989, at which time he was appointed to the additional position of President of CasChem, Inc.

     Mr. Guccione joined the Company in December 1995 as Vice President, Corporate Development. Prior to joining the Company, from 1993 to 1995, he held the position of Vice President and General Manager of the International Specialty Products (ISP) Personal Care Division. He also served as Director of Corporate Development for International Specialty Products.

     Mr. Seidel joined the Company in November 1995 as President and Chief Operating Officer of Nepera, Inc. He was most recently Vice President/General Manager for the Petreco Division of Petrolite Corporation. Prior to this, he served in various management positions at Petrolite and Gulf Oil Corporation.

     Mr. Smith was appointed Vice President, General Manager of Salsbury Chemicals, Inc. upon its acquisition by the Company in July 1991. Prior to the acquisition, Mr. Smith had many years of service with Solvay Animal Health, Inc., starting in 1968 as Chemical Engineer through his appointment as Director, Chemical Operations in 1982.

     Dr. Parlman joined the Company as Vice President and General Manager of Zeeland Chemicals, Inc. in March 1994. Prior to such time, he was Vice President and General Manager of the Tretolite Division of Petrolite. Dr. Parlman has extensive experience in market development and research and development.

     Mr. Van Hulle was appointed President of CasChem, Inc. and Cosan Chemical Corporation in December 1994. He joined CasChem in July 1994 as Executive Vice President. For more than five years prior thereto he was General Manager of the Fine Chemicals Group for General Chemical Corporation, and had extensive experience with Air Products & Chemicals, Inc.

     Mr. Glassell was appointed Vice President of Cambrex in November 1994. As Managing Director of Cambrex Limited and President of Cambrex Limited, the newly acquired Nobel/Profarmaco business, he is responsible for Cambrex's European operations. After extensive management experience at Nobel/Profarmaco, he joined Cambrex as a result of the Nobel/Profarmaco Acquisition. In 1989, he joined Nobel as President and CEO for Nobel's Chemistry Business. From 1986 to 1989, he worked for the agricultural division of Berol Europe Ltd.

     Mr. Baldwin has been Chairman of the Board since July 1991, and a director of the Company since it began business in December 1981. On January 26, 1995, Mr. Baldwin announced his retirement, effective April 1, 1995, as Chief Executive Officer of the Company, a position he also held since December 1981. Mr. Baldwin retired as an employee of the Company effective April 30, 1995. He is a member of the Environmental and Governance Committees of the Company's Board of Directors, and he is a director of Church & Dwight Co., Inc. and Congoleum Corporation.

---------------
(Dollars in thousands, except share data)

                                    PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Since November 15, 1990, the Company's Common Stock, $.10 par value, has been traded on the American Stock Exchange (AMEX) under the symbol CBM. The Common Stock previously had been quoted on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System. The following table sets forth the closing high and low sales prices of the Common Stock as reported on AMEX:

                                                                          HIGH    LOW
                                                                          ---     ---
        1995
        First Quarter...................................................  $31     $26 5/8
        Second Quarter..................................................   35 3/8  31 1/8
        Third Quarter...................................................   43 1/4  34
        Fourth Quarter..................................................   42 1/2  36

                                                                          HIGH    LOW
                                                                          ---     ---
        1994
        First Quarter...................................................  $24 1/4 $19 7/8
        Second Quarter..................................................   22 7/8  20 5/8
        Third Quarter...................................................   27 1/8  20 5/8
        Fourth Quarter..................................................   26 7/8  23 5/8

     (b) As of March 15, 1996, the Company estimates that there were approximately 1,419 beneficial holders of the outstanding Common Stock of the Company.

     (c) Since the fourth quarter of 1989, Cambrex has paid a regular $.05 per share quarterly dividend on the Common Stock.

---------------
(Dollars in thousands, except share data)

ITEM 6  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data of the Company for each of the years in the five year period ended December 31, 1995 are derived from audited financial statements. The consolidated financial statements of the Company as of December 31, 1995 and December 31, 1994 and for each of the years in the three year period ended December 31, 1995 and the accountants' reports thereon are included elsewhere in this annual report. The data presented below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                        YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                        1995       1994(1)      1993(2)      1992(3)      1991(4)
                                      --------     --------     --------     --------     --------
                                                 (IN THOUSANDS, EXCEPT PER-SHARE DATA)
INCOME DATA:
  Net revenues......................  $357,176     $241,634     $197,203     $179,452     $144,500
  Gross profit......................    99,780       57,881       51,778       46,036       26,326
  Selling, general and
     administrative.................    47,751       31,216       29,286       28,201       22,743
  Research and development..........     7,526        5,689        5,843        4,046        3,279
  Operating profit (loss)...........    44,503       20,976       16,649       13,789          304
  Interest expense, net.............    10,508        4,581        2,771        2,437        2,532
  Other (income) expense, net.......     2,779         (497)         446        1,054       (2,280)
  Income (loss) before taxes........    31,216       16,892       13,412       10,298           52
  Net income (loss).................    19,670       11,126        8,641        6,230           31
EARNINGS PER SHARE DATA:
  Earnings (loss) per common share
     and common share equivalents:
     Primary........................  $   2.93     $   1.96     $   1.64     $   1.27     $   0.01
     Fully diluted..................  $   2.92     $   1.95     $   1.60     $   1.23     $   0.01
  Weighted average shares
     outstanding:
     Primary........................     6,702        5,674        5,282        4,888        4,704
     Fully diluted..................     6,736        5,699        5,484        5,242        4,738
DIVIDENDS PER COMMON SHARE..........  $   0.20     $   0.20     $   0.20     $   0.20     $   0.20
BALANCE SHEET DATA: (at end of
  period)
  Working capital...................  $ 69,865     $ 19,925     $ 38,497     $ 35,852     $ 31,359
  Total assets......................   402,553      360,477      166,845      148,406      111,603
  Long-term obligations.............    99,643      115,975       36,261       39,808       19,021
  Total stockholders' equity........   189,484      101,966       87,569       75,177       68,717

---------------
(1) Includes the results of Seal Sands and Nobel/Profarmaco from their respective dates of acquisition, January 31, 1994 and October 12, 1994, through December 31, 1994.

(2) Includes the results of Viscosity Oil's fiber optic gel business from March 12, 1993, the date of acquisition, through December 31, 1993.

(3) Includes the results of Zeeland Chemicals, Inc. from March 31, 1992, the date of acquisition, through December 31, 1992.

(4) Includes the results of Salsbury Chemicals, Inc. from July 1, 1991, the date of acquisition, through December 31, 1991.

---------------
(Dollars in thousands, except share data)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the selected consolidated financial information as a percentage of net revenues.

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1995      1994      1993
                                                                  -----     -----     -----
    Net revenues................................................  100.0%    100.0%    100.0%
    Gross profit................................................   27.9      24.0      26.3
    Selling, general and administrative.........................   13.3      12.9      14.9
    Research and development....................................    2.1       2.4       3.0
    Operating profit............................................   12.5       8.7       8.4
    Interest expense............................................    2.9       1.9       1.4
    Other (income) expense, net.................................    0.8      (0.2)      0.2
    Net income..................................................    5.5       4.6       4.4

     The Company's product mix has changed substantially over the periods indicated, principally as a result of acquisitions. The following tables show the gross revenues of the Company's five product categories, in dollars and as a percentage of the Company's total gross revenues, and the gross profit by product category for 1995.

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    GROSS REVENUES
    Pharmaceutical bulk actives........................  $ 96,827     $ 23,774     $  9,818
    Pharmaceutical intermediates.......................    69,097       48,861       42,151
    Organic intermediates..............................    77,792       64,472       56,261
    Performance enhancers..............................    69,973       59,210       49,379
    Polymer systems....................................    54,381       53,366       45,699
                                                         --------     --------     --------
              Total gross revenues.....................  $368,070     $249,683     $203,308
                                                         ========     ========     ========
              Total net revenues.......................  $357,176     $241,634     $197,203
                                                         ========     ========     ========
              Total gross profit.......................  $ 99,780     $ 57,881     $ 51,778
                                                         ========     ========     ========

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1995      1994      1993
                                                                  -----     -----     -----
    GROSS REVENUES DISTRIBUTION
    Pharmaceutical bulk actives.................................   26.3%      9.5%      4.8%
    Pharmaceutical intermediates................................   18.8      19.6      20.7
    Organic intermediates.......................................   21.1      25.8      27.7
    Performance enhancers.......................................   19.0      23.7      24.3
    Polymer systems.............................................   14.8      21.4      22.5
                                                                  -----     -----     -----
                                                                  100.0%    100.0%    100.0%
                                                                  =====     =====     =====

---------------
(Dollars in thousands, except share data)

              1995 GROSS SALES & GROSS PROFIT BY PRODUCT CATEGORY

                                                             GROSS        GROSS        GROSS
                                                             SALES       PROFIT $     PROFIT %
                                                            --------     --------     --------
    Pharmaceutical bulk actives...........................  $ 96,827     $ 33,627       34.7%
    Pharmaceutical intermediates..........................    69,097       16,817       24.3
    Organic intermediates.................................    77,792       16,098       20.7
    Performance enhancers.................................    69,973       20,256       28.9
    Polymer systems.......................................    54,381       12,982       23.9
                                                            --------      -------       ----
                                                            $368,070     $ 99,780       27.1%
                                                            ========      =======       ====

1995 COMPARED TO 1994

     Gross sales in 1995 increased $118,387 (48%) over 1994. Increases occurred in all phases of the business with key increases in pharmaceutical bulk actives which added $73,053 and pharmaceutical intermediates $20,236.

     PHARMACEUTICAL BULK ACTIVES of $96,827 were $73,053 above 1994. Nobel/Profarmaco increased $72,869. The sales of Magnesium Salicyliate (the active ingredient in backache formulas) accounted for the rest of the increase $416.

     Gastro-intestinal bulk actives were $31,928. This category is mainly Sulfasalazine/Mesalamine, made in bulk in the U.S. and at Nobel, which are used to treat ulcerative colitis.

     Cardiovascular bulk actives were $20,229. The key products in this total included Diltiazem Hcl, Isosorbide-5-mononitrate, Sotalol Hcl and Acebutolol Hcl.

     Endocrine bulk actives were $8,919 and included two key items -- Glipizide and Clormadinone.

     Central nervous system bulk actives were $8,903 and included Bromazepam and Lorazepam among 20 products.

     Anti-inflammatory bulk actives were $8,343 and include among 15 products, Ketoprofen, Magensium Salicyliate (for backache formulas) and Pranoprofen.

     Other bulk actives were $18,505 and included items for respiratory system, diuretics, anti-infective, immunology and various other uses. All had higher sales than 1994 due to the Nobel/Profarmaco acquisition.

     PHARMACEUTICAL INTERMEDIATES of $69,097 were $20,236 above 1994 (41%). Nobel/Profarmaco increased $17,270 and excluding the Nobel/Profarmaco increase:
Health decreased $1,661; Cosmetic decreased $2,967; X-Ray Media increased $1,339; and Other Pharmaceutical Intermediates increased $6,255.

     Health products of $20,003 increased $172 with Nobel increasing $1,833 and all Other Business decreasing $1,661 due to two discontinued product lines (Citrates $913 and Hydrogels $1,922) partially offset by higher Pyridine sales of $939.

     X-Ray Media products, which include 5 NIPA compounds of $18,372, increased $13,038 with Nobel increasing $11,699 and all other businesses increasing $1,339.

     Cosmetic products of $6,411 decreased $2,967 from 1994 due to sale of the Wickhen product line in 1994 ($2,700 in reduced sales).

     Other Pharmaceutical Intermediates of $24,311 increased $9,993 with Nobel increasing $3,738 and all the other businesses increasing $6,255. This increase was due to sales of the two intermediates used in the formulation of dextromethorphan, an over-the-counter cough suppressant ($4,951 increase), and Mandelic Acid ($1,702 increase).

---------------
(Dollars in thousands, except share data)

     ORGANIC INTERMEDIATES of $77,792 were $13,320 above 1994 (21%). Nobel increased $9,515 in this category. Excluding the effect of Nobel, crop protection intermediates increased $3,104 and feed additives increased $701. The pigment intermediates were all Nobel business.

     Feed additives of $37,387 increased $632 due in part to improved pricing of feed grade Vitamin B3. Sales of organo-arsenical feed additives, the largest product in feed additives, remained at 1994 levels.

     Crop protection intermediates of $30,454 increased $5,169 from 1994. The increase was due to greater off-take of pyridine derivatives used in the manufacture of herbicides. Pyridine which is the largest product in crop protection was at the 1994 level.

     Pigments intermediates of $9,951 increased $7,519 from 1994 due to the full year effect of the Nobel acquisition. These intermediates are used in various industrial products including inks, dyes and color additives.

     PERFORMANCE ENHANCERS of $69,973 were $10,763 above 1994 (18%). Nobel increased $4,579. Excluding the Nobel increase: photographic products decreased $127 from 1994 levels; catalysts increased $965; specialty additives increased $1,618; fuel/oil products increased $996; and polymer products increased $2,732.

     Specialty additives of $18,241 increased $3,978 from 1994. This includes Nobel's sales increase of $2,360. Other increases include castor oil based products.

     Catalysts products of $16,985 increased $3,128 from 1994. This increase includes Nobel's added sales of $2,163 and increases in various other catalysts of $965.

     Polymer products of $15,722 increased $2,788 over 1994. The key increases were products used as a crosslinking agent to improve the performance of polycarbonate resins, as a dye receptor in acrylic fibers for textiles, and an anti-oxidant used in plastics.

     Photographic products of $10,166 decreased $127 from 1994 mainly due to reduced sales of a polymer used in instant film, due to a customer continuing to reduce inventory levels in 1995. (Refer to the 1994 Form 10-K).

     Fuel/oil products of $8,859 increased $996 over 1994. Key increase was in various alkenyl succinic anhydrides (ASA's) used in rust inhibitors, and fuel and oil detergents.

     POLYMER systems of $54,381 were $1,013 above 1994. Engineering plastics increased $2,970 from 1994 and helped to offset reductions in coatings of $657 and telecommunications of $1,320. Biomedicals of $5,004 were at the same level as 1994.

     Telecommunications of $23,710 decreased $1,320 from 1994 due to reduced encapsulant sales. This reduction was the result of good weather, and declining applications, as domestic customers replace cable lines with fiber optics.

     Coatings of $17,574 decreased $657 from 1994 due to reduced sales to paint manufacturers.

     Engineering plastics of $8,093 increased $2,970 from 1994. This increase was due to the growing demand for a product used in high performance polysulfone engineering plastics in electronic and industrial applications, such as computer and television screens, and automobile parts.

     Export sales from U.S. businesses increased to $50,608 from $44,135 in 1994. International sales, comprised of all sales from our acquired operations in Europe, totaled $144,883 as compared with $34,803 in 1994.

     Total gross profit of $99,780 increased by $41,899, or 72.4%, from 1994. This was due to the increased sales and higher gross margin percentage which increased to 27.9% from 24.0% in 1994. The gross margin increase was due to an improved product mix of sales, reduced cost for major raw materials which affected the 1994 margin, and price increases gained in 1995.

---------------
(Dollars in thousands, except share data)

     Selling, general and administrative expenses as a percentage of net revenues was 13.4% in 1995, up from 12.9% in 1994. The 1995 expense of $47,751 was $16,535 (53.0%) above 1994. The increased operating expenses of acquisitions made in 1994 accounted for most of the increase. Other increases included bonus accruals of $1,400.

     Periodically, the Company conducts a comprehensive review of its environmental and litigation issues, prepares estimates of the range of potential costs of each issue wherever possible, and adjusts the accruals for environmental contingencies as circumstances warrant. There were no provisions made in 1995 or 1994. A discussion of such matters is included in the footnotes to the financial statements.

     Research and development expenses were 2.1% of net revenues in 1995, and represented a 0.3% decrease from 1994. Research and development spending increased to $7,526 from $5,689 in 1994. The 1994 acquisitions accounted for all of this increase.

     The operating profit in 1995 increased 112% to $44,503 from $20,976 in 1994. The increased operating profits were due to the full year effect of 1994 acquisitions and to increased gross margins.

     Net interest expense of $10,508 in 1995 reflected an increase of $5,927 from 1994. The increase was due to $138,000 in financing activities necessary for the acquisitions of Seal Sands and Nobel/Profarmaco. Additionally, the interest rate in 1995 was 7.7% compared to 6.2% in 1994.

     Other expense in 1995 was $2,779 compared with other income of $497 in 1994. The difference included 1995 currency losses at Nobel and Profarmaco, as well as the writedowns of the carrying value of equipment no longer in use.

     The provision for income taxes for 1995 resulted in an effective rate of 37.0% versus 34.1% in 1994. The rate increased due to the mix of income between international and domestic subsidiaries.

     The Company's net income increased 76.8% to $19,670 compared with a net income of $11,126 in 1994.

1994 COMPARED TO 1993

     Net revenues in 1994 increased $44,431 (23%) due to the Seal Sands acquisition and the Nobel/Profarmaco acquisition, and to increased sales of animal feed additives (in organic intermediates). The table below shows the contribution of the acquisitions to the product categories and the changes in the continuing business.

                                                            YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------
                                                              ACQUIRED       BASE
                                                             BUSINESSES    BUSINESS
                                                   1994       1994(1)        1994        1993
                                                 --------    ----------    --------    --------
    Pharmaceutical bulk actives...............   $ 23,774     $ 12,219     $ 11,555    $  9,818
    Pharmaceutical intermediates..............     48,861        4,418       44,443      42,151
    Organic intermediates.....................     64,472        2,720       61,752      56,261
    Performance enhancers.....................     59,210       10,330       48,880      49,379
    Polymer systems...........................     53,366        5,116       48,250      45,699
                                                 --------      -------     --------    --------
              Gross revenues..................   $249,683     $ 34,803     $214,880    $203,308
                                                 ========      =======     ========    ========

---------------
(1) Includes Seal Sands, Nobel and Profarmaco acquisitions.

     PHARMACEUTICAL BULK ACTIVES' revenues of $23,774 increased $13,956 (142%). The increase included $11,874 from the Nobel/Profarmaco acquisition and from increased sales from a generic drug for ulcerative colitis, which recovered from depressed levels in 1993.

---------------
(Dollars in thousands, except share data)

     The Nobel/Profarmaco acquisition increased the pharmaceutical bulk actives category and includes products for cardiovascular, gastro-intestinal, central nervous system and other actives for the anti-infective, respiratory, endocrine, anti-inflammatory, immunology, and other bulk actives markets.

     Gastro-intestinal bulk actives increased $6,753 (93%) over 1993 to $14,033. Profarmaco sales were $3,700, and the increase of $3,000 from the base business was from the sales of a generic drug for ulcerative colitis.

     PHARMACEUTICAL INTERMEDIATES' revenues of $48,861 increased $6,710 (16%) over 1993. The increase included Nobel/Profarmaco sales of $4,360 and increases in the other pharmaceutical intermediates, primarily intermediates used in cough suppressants.

     Sales of health intermediates represented $19,831, or 41%, of this category's 1994 gross revenues and were $1,629 lower than 1993. The main decrease of $1,800 in sales was due to the end of a contract to make citrates at the Company's Zeeland, Michigan facility. Reduced shipments of Vitamin B3 due to price competition and reduced sales of pyridine based products due to reduced pricing and lower sales volume to a key customer, were offset by higher sales of a starch modifier.

     Sales of cosmetic intermediates represented $9,378, or 19%, of this category's 1994 gross revenues and were $338 higher than 1993. In the fourth quarter of 1994, the Wickhen line of cosmetic products was sold.

     Sales of x-ray media represented $5,334, or 11%, of this category's 1994 gross revenues and were $1,286 above 1993. This increase is due to the acquisition of Nobel in 1994.

     Sales of other pharmaceutical intermediates represented $14,318, or 29%, of this category's 1994 gross revenues and were $6,715 higher than 1993. The key increase of existing business was due to growth in two intermediates for dextromethorphan, an over-the-counter cough suppressant. Growth for one intermediate, an established product, was supplemented by sales under a contract for a second intermediate used in the synthesis of this material.

     ORGANIC INTERMEDIATES' revenues of $64,472 increased $8,211 (15%). This increase included $2,430 of new products from Nobel and $5,780 of increases from the Company's existing feed additive business.

     The sales of animal feed additives were $36,755, or 57%, of this category's 1994 revenues, up $6,171 from 1993. Sales of organo-arsenical feed additives used to control disease and to enhance chicken growth and improve feed performance, increased 25% over the prior year due to growth in poultry production coupled with the customer's penetration of domestic and international markets. All sales of this product are made to ALPHARMA under a long-term contract. Sales of feed grade Vitamin B3 increased due to the installation of new packaging facilities late in 1993 which allowed penetration of non-U.S. markets. Shipments of Vitamin B3 intermediates to India and the Asia/Pacific area also increased. While volume increased, the feed grade Vitamin B3 market experienced lower prices due to competitive pricing, adversely affecting margins on these products. Prices were increased in the fourth quarter 1994 and are anticipated to increase in the first quarter 1995, although no assurances can be given that such price increases will occur.

     Sales of crop protection intermediates used in the manufacture of herbicides and insecticides amounted to $25,285, or 39.2% of this category's 1994 gross revenues and remained at the 1993 sales level. Sales of pyridine, the largest item in this group, were up 12% from 1993. The largest pyridine customer is Zeneca, Inc. who uses it in herbicide manufacture. The Company produces another major pyridine compound and is the exclusive supplier of this product to Dow Elanco who uses it in production of a different herbicide. Sales of this compound decreased 21% in 1994 due to the customer reducing inventory levels after very high customer production in 1993. Sales of other pyridine derivatives in this category increased $756 from 1993 due to competitive pressures.

     Pigment intermediates represented $2,432, or 4%, of this category's 1994 revenues. These products are all produced by Nobel.

---------------
(Dollars in thousands, except share data)

     PERFORMANCE ENHANCERS' revenues of $59,210 increased $9,831 (20%). This increase included $9,627 in sales from the Seal Sands acquisition.

     Sales of specialty additives represented $14,263, or 24%, of this category's 1994 revenues and were $492 lower than 1993. This was due to a reduction in castor based products.

     Sales of catalyst products represented $13,857, or 23%, of this category's 1994 revenues and were $1,670 higher than 1993. The increase is primarily attributable to tin based catalysts used in various industrial applications.

     Sales of polymer products represented $12,934, or 22%, of this category's 1994 revenues and were $8,812 higher than 1993. This increase includes $7,112 in sales attributable to the Seal Sands acquisition. In existing operations, increases occurred in an application for a product used as a dye receptor in acrylic yarns.

     Sales of photographic chemical products were $10,293, or 17%, of this category's 1994 revenues, $1,234 lower than 1993. The decrease was in sales of a polymer used in instant film, due to our customer reaching their desired inventory levels.

     Sales of products to the fuel/oil industries represented $7,863, or 13%, of this category's 1994 revenues and were $1,075 higher than 1993.

     POLYMER SYSTEMS' revenues of $53,368 increased $7,669 (17%). This increase included $5,118 in sales from the Seal Sands acquisition of a product used in the manufacture of high performance plastics and represented 34% of their 1994 sales.

     Telecommunications products represented $25,030, or (47%), of this category's sales, and was on the same level as 1993. Higher product sales to the electronics industry was offset by lower sales of encapsulants.

     Coatings products represented $18,231, or (34%), of this category's sales, and was $1,650 higher than 1993. This increase was mainly due to a 14% growth in castor based products used in coatings for the housing and automotive industries.

     Engineering plastics represented $5,123, or (10%), of this category's sales, and included $5,100 in sales from our Seal Sands facility for a product used in high performance plastics.

     Biomedical products represented $4,984, or (9%), of this category's sales, and was $993 higher than 1993, due to increased foreign market share.

     Export sales increased by $6,839, or 18.3%, to $44,135. Exports were 17.7% of gross revenues in 1994 versus 18.3% in 1993. International sales, comprised of all sales from our acquired operations in Europe, totaled $34,803.

     Total gross profit of $57,881 increased by $6,103, or 11.8%, from 1993. The increased gross profit was principally due to the Nobel/Profarmaco and Seal Sands acquisitions, and to sales increases in health and pharmaceuticals and agricultural intermediates and additives. The gross profit as a percent of net revenues declined from 26.3% in 1993 to 24.0% in 1994. Without the acquisition of Nobel/Profarmaco, the gross profit percent would have been 23.0% in 1994. Loss of margin was principally due to sales price decreases and raw material price increases in the pyridine and related businesses, and higher manufacturing costs due to weather related problems in the first quarter 1994.

     Selling, general and administrative expenses as a percentage of net revenues was 12.9% in 1994, down from 14.9% in 1993. The 1994 expense of $31,216 was $1,930 (6.6%) above 1993. The increased operating expenses of the new acquisitions were mostly offset by reduced spending, including staff reductions, reduced legal costs, and lower environmental provisions.

     Periodically, the Company conducts a comprehensive review of its environmental and litigation issues, prepares estimates of the range of potential costs of each issue wherever possible, and adjusts the accruals for

---------------
(Dollars in thousands, except share data) environmental contingencies as circumstances warrant. No additional environmental provision was recorded in 1994. The 1993 provision was $1,029. A discussion of such matters is included in the footnotes to the financial statements. A settlement with insurance companies relating to coverage of environmental remediation costs allowed us to recover $1,000 of legal expenses spent in 1993 and 1994, pursuing this recovery.

     Research and development expenses of $5,689 were 2.4% of net revenues in 1994, and represented a 2.6% decrease from 1993. Decreased spending at our Harriman and Bayonne facilities were offset by increased spending to our other domestic facilities and at our newly acquired sites in England, Sweden and Italy. This was consistent with our strategic focus on the Health and Pharmaceuticals and Fine Chemicals product categories.

     The operating profit in 1994 increased 26.0% to $20,976 from $16,649 in 1993. The increased operating profits were due to the acquisition of Nobel/Profarmaco; and to cost reductions in selling, general and administration, and in research and development.

     Net interest expense of $4,581 in 1994 reflected an increase of $1,810 from 1993. The increase was due to $138,000 in financing activities necessary for the acquisitions of Seal Sands and Nobel/Profarmaco and higher interest rates.

     Other income in 1994 was $497 compared with other expense of $446 in 1993. The difference included 1994 currency gains at Profarmaco.

     The provision for income taxes for 1994 resulted in an effective rate of 34.1% versus 35.6% in 1993.

     The Company's net income increased 28.8% to $11,126 compared with a net income of $8,641 in 1993.

1993 COMPARED TO 1992

     Net revenues in 1993 increased $17,751 (10%) over 1992 as a result of including a full year of sales by Zeeland Chemicals, Inc. ("Zeeland"), the increased polymer business was due to the acquisition of a fiber optic gel business, increased pharmaceutical intermediates, and increased performance enhancers. The pharmaceutical bulk actives declined in 1993.

     PHARMACEUTICAL BULK ACTIVES' revenues of $9,818 decreased $2,621 (21%) from 1992. This decrease was due to the unusually high 1992 sales caused by a disruption in the supply chain that resulted in distributors building excessive inventories. Sales were below normal levels in 1993 due to this inventory correction. Partially offsetting this decline were increased sales of other bulk actives involved with anti-inflammatories.

     PHARMACEUTICAL INTERMEDIATES' revenues of $42,151 increased $4,564 (12%). This was primarily attributable to increased health, x-ray media and an intermediate used in cough suppressants.

     Sales of health intermediates represented $21,460, or 51%, of this category's 1993 gross revenues and were $2,582 higher than 1992. This category's performance was affected by increases in the shipments of Vitamin B3 to the U.S. market.

     Sales of cosmetics intermediates represented $9,040, or 21%, of this category's 1993 gross revenues and were $1,091 lower than 1992. Sales of castor oil based personal care products totaled $8,500 in 1993 and were $1,100 lower than the prior year.

     Sales of x-ray media intermediates represented $4,048, or 10%, of this category's 1993 gross revenues and were $1,554 higher than 1992 due to products associated with the Zeeland acquisition and growth in x-ray contrast compounds that are less toxic.

     Sales of other active intermediates represented $7,603, or 18%, of this category's 1993 gross revenues and were $1,419 higher than 1992. The increase was due to expanded sales of an intermediate used in the formulation of dextromethorphan, an over-the-counter cough suppressant.

---------------
(Dollars in thousands, except share data)

     ORGANIC INTERMEDIATES' revenues of $56,261 increased $687 (1%). This increase was due to higher sales of organo-arsenical feed additives to the poultry industry and to increased shipments of a pyridine compound to a major herbicide producer. This category was negatively affected by the end of a contract for a herbicide intermediate in the fourth quarter 1992, and a decrease in export sales of pyridine derivatives.

     The sales of feed additives amounted to $30,584, or 54%, of this category's 1993 gross revenues and were up 6% from 1992. Sales of organo-arsenical feed additives increased 30% over the prior year due to a competitor stopping production, increased dosages by poultry producers, and increased poultry production in the U.S.

     The sales of products used for crop protection amounted to $25,677, or 46%, of this category's 1993 gross revenues and were down 4% from 1992. Sales of pyridine, the largest item in this group, were at the same level as 1992. The largest pyridine customer is Zeneca, Inc. who uses it in the manufacture of herbicides. The Company produces another major pyridine compound and is the exclusive supplier of this product to Dow Elanco who used it in production of a herbicide. Sales of this compound increased substantially in 1993 due to Dow resuming normal ordering patterns after reducing their inventories in 1992. Sales of other pyridine derivatives in this category decreased from 1992 due to high inventory positions in the Asia-Pacific region and reduced use of a wheat fungicide in Europe.

     PERFORMANCE ENHANCERS' revenues of $49,379 increased $7,797 (19%). This increase was primarily due to photographic chemicals, catalysts and fuel/oil performance products.

     Sales of specialty additives represented $14,755, or 30%, of this category's 1993 gross revenues and were $335 higher than the prior year. This was primarily due to increased sales of various castor based products.

     Sales of catalysts represented $12,187, or 25%, of this category's 1993 gross revenues and were $1,307 higher than 1992. The increase is primarily attributable to a variety of products associated with the Zeeland acquisition.

     Sales of photographic chemicals represented $11,527, or 23%, of this category's 1993 gross revenues and were $4,331 higher than 1992. The increase is due to a substantial increase in production of a photochemical used as a polymer in instamatic film.

     Sales of products to the fuel/oil industries represented $6,788, or 14%, of this category's 1993 gross revenues and were $1,527 higher than 1992. This increase was due to expanded sales of alkanes which are specialty parafins used as calibrating agents for certain diesel fuels and alkenyl succinic anhydrides (ASA's) used as lubricant additives.

     Sales of polymer products represented $4,122, or 8%, of this category's 1993 gross revenues and were $297 higher than 1992 primarily due to increased sales of a chemical used as a dye receptor in acrylic fibers for textiles and to sales of a product used as a cross linker for strengthening plastics.

     POLYMER SYSTEMS' revenues of $45,699 increased $8,002 (21%). This was due to increases in fiber optic cable gels and encapsulants to the telecommunications industry.

     Sales of telecommunications products represented $28,126, or 55%, of this category's 1993 gross revenues and were $10,252 higher than 1992 due to the acquisition of a complimentary fiber optic gel business in March 1993 which contributed $8,900 in increased revenues. The encapsulant sales were 8% above 1992 primarily due to penetration of international markets.

     Sales of products to the coatings industry represented $16,581, or 36%, of this category;s 1993 gross revenues and were $2,332 lower than the prior year due to a tolling agreement for paint additives and corrosion inhibitors that ended in May 1993.

     Sales of biomedical products represented $3,991, or 9%, of this category's 1993 gross revenues and were at the same level of sales as 1992.

---------------
(Dollars in thousands, except share data)

     Export and international sales decreased by $7,200, or 16.2%. Exports were 18.3% of gross revenues in 1993 versus 24.1% in 1992 due to lower export sales caused by poor economic conditions in Europe and payment problems in the Asia-Pacific region.

     Total gross profit of $51,778 increased by $5,742, or 12.5%, from 1992. The gross profit as a percent of net revenues improved from 25.7% in 1992 to 26.3% in 1993. The increased gross profit was due to an improvement in sales mix and the continued effort to improve manufacturing costs and production processes.

     Selling, general and administrative expenses as a percentage of net revenues was 14.9% in 1993, down from 15.7% in 1992. The 1993 expense of $29,286 was $1,085 (3.8%) above 1992, due to the full year effect of the Zeeland acquisition and the costs of establishing a sales office in Hong Kong. Bonus payments to employees declined by 40% to $1,700 in 1993 based on a formula using year-to-year changes in net income and return on investment achieved.

     Periodically, the Company conducts a comprehensive review of its environmental and litigation issues, prepares estimates of the range of potential costs of each issue wherever possible, and adjusts the accruals for environmental contingencies as circumstances warrant. An environmental provision of $1,029 was recorded in 1993 attributable to activity in a number of pending environmental matters; $1,747 was recorded in 1992.

     Research and development expenses of $5,843 were 3.0% of net revenues in 1993, and represented a 44.4% increase over 1992. The increase of $1,797 in 1993 was largely due to the commitment to develop new products and processes to ensure future growth in profitability. This commitment will continue in the future.

     The operating profit in 1993 increased 20.7% to $16,649 from $13,789 in 1992. The increased operating profits were due to increased sales and gross margin, partially offset by the increases in research and development spending.

     Net interest expense of $2,771 in 1993 reflected an increase of $334 from 1992. The increase was due to higher borrowings in order to finance acquisition activity and the capital program.

     Other expense in 1993 was $466 compared with other expense of $1,054 in 1992. The decrease was due to a 1992 provision of $553 for the write-off of a receivable.

     The provision for income taxes for 1993 resulted in an effective rate of 35.6% versus 39.5% in 1992. The rate decreased due to the realization of the benefit of tax planning strategies.

     The Company's net income increased 38.7% to $8,641 compared with a net income of $6,230 in 1992.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow from operations was $44,564 for December 31, 1995 compared with $27,429 in 1994. The increase in cash flow is primarily due to increased earnings and additional depreciation.

     Capital expenditures were $46,398 in 1995, $20,825 in 1994, and $15,535 in 1993. The largest expenditures were for (1) a facility at the Salsbury site in Charles City, Iowa, to increase production levels for several products and (2) increased production capacity at Nobel Chemicals AB (now Nordic Synthesis AB) in Sweden.

     On September 21, 1994, the Company entered into a new $225,000 Loan Agreement (the "Credit Agreement") with a syndicate of lenders (the "Banks") and with NBD Bank, N.A., as Agent. The Credit Agreement provides for (i) a one-year $50,000 bridge loan, due October 11, 1995; (ii) a $75,000 term loan, with mandatory $1,000 quarterly payments until September 20, 1997 and mandatory quarterly payments of $3,938 for each quarter thereafter until September 30, 2001; and (iii) a $100,000 revolving credit facility, due October 11, 1997. The revolving credit facility will be extended for successive two-year periods subsequent to October 11, 1997 unless either the Company or the Banks elect not to so extend the facility.

---------------
(Dollars in thousands, except share data)

     The Credit Agreement permits the Company to choose from various interest rate options and to specify the portion of the borrowing to be covered by each interest rate option. It also contains various restrictive covenants, which require the Company to maintain a minimum consolidated net worth level, certain financial ratios and deferred pledge of assets, as defined. The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate long-term obligations. As of December 31, 1995, the Company had outstanding four interest rate swap agreements, having a total notional amount of $40,000. Those agreements effectively change the Company's interest rate exposure from variable rate to fixed percentage.

     On October 11, 1994, the Company borrowed $32,200 and L4,265 under the Credit Agreement to repay all of its obligations under the Old Credit Agreement, and the Old Credit Agreement was terminated. On October 12, 1994, the Company borrowed $126,000 under the Credit Agreement, including all of the $50,000 bridge loan facility and all of the $75,000 seven-year term loan, to finance the acquisition of Nobel/Profarmaco. On October 31, 1994, the Company borrowed $4,150 under the Credit Agreement to retire a variable rate Industrial Development Revenue Bond relating to its manufacturing facility in Zeeland, Michigan.

     On July 24, 1995, the Company raised $62,572 in a public offering, which was used to pay down outstanding debt ($50,000 short-term bridge loan, $12,572 long-term).

     The Company has undrawn borrowing capacity of approximately $66,798 under the Credit Agreement as of December 31, 1995, which can be used for general corporate purposes. Management is of the opinion that these amounts, together with other available sources of capital, are adequate for meeting the Company's financing and capital requirements.

     During 1995, the Company paid cash dividends of $0.20 per share.

     The Company buys materials and sells products in a variety of currencies in various parts of the world. Its results, are, therefore, impacted by changes in the relative value of currencies in which it deals. Prior to the acquisition of Nobel/Profarmaco, this risk was not considered to be significant and the Company had no program to mitigate foreign currency risk.

     During 1995, the Company established a foreign currency risk management policy. The Company used foreign currency forward exchange contracts to reduce the effect of short-term foreign exchange rate movements on the Company's operating results. The notional amount of these contracts is $38,940 which the Company estimates to be approximately 70% of the foreign currency exposure during the period covered resulting in a deferred currency gain of $671 at December 31, 1995.

ENVIRONMENTAL

     The Company maintains environmental and industrial safety and health compliance programs at its plants, and believes that its manufacturing operations are in general compliance with all applicable safety, health and environmental laws.

     Beginning in 1990, CasChem, Inc., one of the Company's subsidiaries, was the subject of an investigation by the Environmental Protection Agency and the Federal Bureau of Investigation concerning the handling, storage, and disposal of hazardous wastes. During 1994, a settlement was reached wherein that subsidiary pleaded guilty to the unpermitted storage of one drum of hazardous waste and the payment of a $1,000 fine, which was paid in January 1995. As a related liability had been previously established, the resolution of this matter had no effect upon the results of operations in 1994 or 1995.

     Through the activities of its predecessors and third parties in connection with the handling and disposal of hazardous and other wastes, the Company may become liable, irrespective of fault, for certain site remediation costs under federal and state environmental statutes. Descriptions of such environmentally related contingencies are presented in Note #20 to the financial statements and incorporated herein by reference.

---------------
(Dollars in thousands, except share data)

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

IMPACT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standard No. 119 "Disclosure about Financial Instruments and Fair Value of Financial Instruments" requires disclosure about amounts, nature and terms of derivative financial instruments held or issued. As of December 31, 1995, the Company has entered into various foreign currency forward exchange contracts in an effort to mitigate the exposures inherent in operating businesses in various foreign currencies. Description of the derivatives used and the associated fair values are presented in Note 12 to the financial statements and incorporated herein by reference.

     Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is required to adopt this standard in 1996. The Company anticipates that the adoption of this standard will not have a material impact on its results of operations.

     Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company is currently evaluating the impact of this pronouncement.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

                                                                                  PAGE NUMBER
                                                                                (IN THIS REPORT)
                                                                                ----------------
Report of Independent Accountants.............................................          25
Consolidated Balance Sheets as of December 31, 1995 and 1994..................          26
Consolidated Income Statements for the Years Ended December 31, 1995, 1994
  and 1993....................................................................          27
Consolidated Statements of Stockholders' Equity for the Years Ended December
  31, 1995, 1994 and 1993.....................................................          28
Consolidated Statements of Cash Flows for the Years Ended December 31, 1995,
  1994 and 1993...............................................................          29
Notes to Consolidated Financial Statements....................................          30
Consolidated Quarterly Financial Data (unaudited) for the Years Ended December
  31, 1995 and 1994...........................................................          51

     The financial statements and schedules are filed pursuant to Item 14 of this report.

---------------
(Dollars in thousands, except share data)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Cambrex Corporation:

     We have audited the accompanying consolidated balance sheets of Cambrex Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows and the consolidated financial statement schedules for each of the three years in the period ended December 31, 1995, as listed in Item 14(a) of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambrex Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Parsippany, New Jersey
January 19, 1996

                      CAMBREX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
                                            ASSETS
Current assets:
  Cash and cash equivalents............................................  $  4,841     $  9,087
  Receivables:
     Trade accounts, less allowance for doubtful accounts of $1,261 and
      $1,288 at respective dates.......................................    52,342       47,742
     Other.............................................................     5,995        5,112
                                                                         --------     --------
                                                                           58,337       52,854
  Inventories..........................................................    71,234       61,979
  Deferred tax assets..................................................     4,544        1,089
  Other current assets.................................................     5,178        5,689
                                                                         --------     --------
          Total current assets.........................................   144,134      130,698
Property, plant and equipment, net.....................................   205,683      172,282
Intangible assets, net.................................................    51,665       56,991
Other assets...........................................................     1,071          506
                                                                         --------     --------
          Total assets.................................................  $402,553     $360,477
                                                                         ========     ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.............................  $ 62,444     $ 48,402
  Income taxes payable.................................................     3,012        5,982
  Short-term debt......................................................     4,705       52,368
  Current portion of long-term debt....................................     4,108        4,021
                                                                         --------     --------
          Total current liabilities....................................    74,269      110,773
Long-term debt.........................................................    99,643      115,975
Deferred tax liabilities...............................................    19,400       14,258
Other noncurrent liabilities...........................................    19,757       17,505
                                                                         --------     --------
          Total liabilities............................................   213,069      258,511
Commitments and contingencies
Stockholders' equity:
  Common Stock, $.10 par value; issued 8,195,831 and 6,078,781 shares
     at respective dates...............................................       818          607
  Additional paid-in capital...........................................   142,453       73,673
  Retained earnings....................................................    54,316       35,935
  Additional minimum pension liability.................................      (750)
  Treasury stock, at cost; 715,447 and 756,806 shares at respective
     dates.............................................................    (9,160)      (9,690)
  Cumulative translation adjustment....................................     1,807        1,441
                                                                         --------     --------
          Total stockholders' equity...................................   189,484      101,966
                                                                         --------     --------
          Total liabilities and stockholders' equity...................  $402,553     $360,477
                                                                         ========     ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
Net revenues...............................................  $357,176     $241,634     $197,203
Operating expenses:
     Cost of goods sold....................................   257,396      183,753      145,425
     Selling, general and administrative...................    47,751       31,216       29,286
     Research and development..............................     7,526        5,689        5,843
                                                             --------     --------     --------
          Total operating expenses.........................   312,673      220,658      180,554
                                                             --------     --------     --------
Operating profit...........................................    44,503       20,976       16,649
Other (income) expenses
     Interest income.......................................      (638)         (95)         (41)
     Interest expense......................................    11,146        4,676        2,812
     Other -- net..........................................     2,779         (497)         466
                                                             --------     --------     --------
Income before income taxes.................................    31,216       16,892       13,412
Provision for income taxes.................................    11,546        5,766        4,771
                                                             --------     --------     --------
Net income.................................................  $ 19,670     $ 11,126     $  8,641
                                                             ========     ========     ========
Earnings per share of common stock and common stock
  equivalents:
     Primary...............................................  $   2.93     $   1.96     $   1.64
     Fully diluted.........................................  $   2.92     $   1.95         1.60
Weighted average shares outstanding:
     Primary...............................................     6,702        5,674        5,282
     Fully diluted.........................................     6,736        5,699        5,484

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                             NONVOTING
                         COMMON STOCK         COMMON                           ADDITIONAL
                     ---------------------     STOCK                            MINIMUM                CUMULATIVE       TOTAL
                      SHARES     PAR VALUE     (PAR      PAID-IN    RETAINED    PENSION     TREASURY   TRANSLATION  STOCKHOLDERS'
                      ISSUED      ($.10)       $.10)     CAPITAL    EARNINGS   LIABILITY     STOCK     ADJUSTMENT      EQUITY
                     ---------   ---------   ---------   --------   --------   ----------   --------   ----------   -------------
Balance at December
  31, 1992.......... 5,705,734     $ 571        $--      $ 67,714   $18,202           --    $(11,310)         --      $  75,177
  Net income........                                                  8,641                                               8,641
  Cash dividends at
    $0.20 per
    share...........                                                   (984 )                                              (984)
  Exercise of stock
    options.........    51,550         5                      334                                                           339
  Conversion of
    subordinated
    notes...........   257,397        25                    3,965                                                         3,990
  Additional minimum
    pension
    liability.......                                                            $ (1,030)                                (1,030)
  Shares issued
    under savings
    plan............                                          614                                822                      1,436
                                                 --
                     ----------     ----                  -------   -------      -------     -------      ------       --------
Balance at December
  31, 1993.......... 6,014,681       601         --        72,627    25,859       (1,030)    (10,488)         --         87,569
  Net income........                                                 11,126                                              11,126
  Cash dividends at
    $0.20 per
    share...........                                                 (1,050 )                                            (1,050)
  Exercise of stock
    options.........    64,100         6                      395                                                           401
  Reversal of
    additional
    minimum pension
    liability.......                                                               1,030                                  1,030
  Shares issued
    under savings
    plan............                                          651                                798                      1,449
  Adjustment for
    foreign currency
    translation.....                                                                                    $  1,441          1,441
                                                 --
                     ----------     ----                  -------   -------      -------     -------      ------       --------
Balance at December
  31, 1994.......... 6,078,781       607         --        73,673    35,935           --      (9,690)      1,441        101,966
  Net income........                                                 19,670                                              19,670
  Cash dividends at
    $0.20 per
    share...........                                                 (1,289 )                                            (1,289)
  Exercise of stock
    options.........   392,050        39                    2,755                                                         2,794
  Tax benefit of
    stock options
    exercised.......                                        2,721                                                         2,721
  Shares issued in
    public
    offering........ 1,725,000       172                   62,400                                                        62,572
  Additional minimum
    pension
    liability.......                                                                (750)                                  (750)
  Shares issued
    under savings
    plan............                                          904                                530                      1,434
  Adjustment for
    foreign currency
    translation.....                                                                                         366            366
                                                 --
                     ----------     ----                  -------   -------      -------     -------      ------       --------
Balance at December
  31, 1995.......... 8,195,831     $ 818        $--      $142,453   $54,316     $   (750)   $ (9,160)   $  1,807      $ 189,484
                     ==========     ====         ==       =======   =======      =======     =======      ======       ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1995         1994          1993
                                                            --------     ---------     --------
Cash flows from operations:
  Net income..............................................  $ 19,670     $  11,126     $  8,641
  Depreciation and amortization...........................    24,961        15,937       11,779
  Provision for inventories...............................     3,052
  Provision for environmental contingencies...............                                1,029
  Deferred income taxes...................................       751         3,183        1,112
  Loss on disposal of property, plant and equipment.......     1,562
  Changes in assets and liabilities:
     Receivables..........................................    (4,296)       (3,349)        (228)
     Inventories..........................................    (9,952)       (1,212)      (3,709)
     Other current assets.................................    (1,409)          (44)        (684)
     Accounts payable and accrued liabilities.............     8,013         3,625        1,016
     Income taxes payable.................................       958        (1,852)          57
     Other noncurrent assets and liabilities..............     1,254            15       (2,623)
                                                            --------     ---------     --------
     Net cash provided from operations....................    44,564        27,429       16,390
                                                            --------     ---------     --------
Cash flows from investing activities:
  Capital expenditures....................................   (46,398)      (20,825)     (15,535)
  Acquisition of businesses...............................                (131,697)      (5,886)
  Other investing activities..............................    (2,038)
  Proceeds from sale of product lines.....................                   2,152
                                                            --------     ---------     --------
     Net cash (used in) investing activities..............   (48,436)     (150,370)     (21,421)
                                                            --------     ---------     --------
Cash flows from financing activities:
  Dividends...............................................    (1,289)       (1,050)        (984)
  Net (decrease) increase in short-term debt..............   (47,663)       50,784
  Long-term debt activity (including current portion):
     Borrowings...........................................    73,884       134,679       42,111
     Repayments...........................................   (90,257)      (56,244)     (38,274)
  Proceeds from the issuance of common stock..............    65,367           401          339
  Proceeds from the sale of treasury stock................     1,434         1,449        1,436
                                                            --------     ---------     --------
     Net cash provided from financing activities..........     1,476       130,019        4,628
                                                            --------     ---------     --------
Effect of exchange rate changes on cash...................    (1,850)        1,848
                                                            --------     ---------     --------
Net (decrease) increase in cash...........................    (4,246)        8,926         (403)
Cash at beginning of year.................................     9,087           161          564
                                                            --------     ---------     --------
Cash at end of year.......................................  $  4,841     $   9,087     $    161
                                                            ========     =========     ========
Supplemental disclosure:
  Interest paid...........................................  $ 12,254     $   4,996     $  2,810
  Income taxes paid.......................................  $  5,321     $   4,854     $  4,126
Noncash transactions:
  Conversion of subordinated notes to common stock........                             $  3,990
  Additional minimum pension liability charged to
     (eliminated from) stockholders' equity...............  $    750     $  (3,030)    $  1,030

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

     Financial Instruments

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, trade receivables,and foreign currency forward exchange contracts.

     The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large numbers of customers comprising the Company's customer base, and their dispersion across different business and geographic areas. No customer represents more than 10% of sales nor receivables.

     Gains and losses on foreign currency forward exchange contracts of existing assets or liabilities, or hedges of firm commitments are deferred and are recognized in income as part of the related transactions.

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

     When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in other (income) expense, net. Total interest capitalized in connection with ongoing construction activities in 1995 and 1994 amounted to $749 and $461, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Intangible Assets

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

     At each balance sheet date, the Company evaluates the realizability of intangibles based upon expectations of nondiscounted cash flows and operating income for each subsidiary having material intangible balances.

     Income Taxes

     The provision for income taxes is based upon income recognized for financial statement purposes and includes the effect of deferred taxes. These deferrals are the result of transactions which are recognized in different periods for financial and income tax reporting.

     The Company and its eligible subsidiaries file a consolidated U.S. income tax return. Certain subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. income tax return. U.S. income taxes are provided on planned repatriation of a portion of foreign earnings and applicable foreign tax credits. Cambrex also intends to indefinitely reinvest the unremitted earnings of certain non-U.S. subsidiaries, and as such separate provisions for income taxes have been determined for these entities.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Earnings Per Common Share

     Earnings per share of common stock for 1995, 1994 and 1993 are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method. Fully diluted earnings per share for 1993 also assumes conversion of the outstanding convertible subordinated notes and the elimination of the related interest expense, net of tax. Under the assumption that the July 24, 1995 public offering of 1,725,000 shares, the proceeds of which were used to reduce the Company's outstanding debt, had occurred on January 1, 1995, the pro forma earnings per share would have been $2.79.

(3)  ACQUISITIONS AND DIVESTITURES

     (a) On October 12, 1994, the Company completed the acquisition of the stock of Nobel's Pharma Chemistry Business ("Nobel/Profarmaco") from Akzo Nobel for approximately $130,000. The business consists of Nobel Chemicals AB (now Nordic Synthesis AB) in Karlskoga, Sweden, Profarmaco Nobel S.r.1. in Milan, Italy and sales companies in Germany, England and the United States. Nobel/Profarmaco manufactures fine chemical intermediates and bulk active ingredients for pharmaceutical products. The transaction was accounted for as a purchase and was financed with the Company's credit agreement, and resulted in goodwill of $46,757 which is being amortized on a straight line basis over 15 years.

     On January 31, 1994, Cambrex purchased substantially all of the assets of Hexcel Corporation's fine chemicals business located in Middlesbrough, England, for approximately $7,400 and the assumption of certain current liabilities in the amount of $2,100. The business, now known as Seal Sands Chemicals, Ltd. ("Seal Sands"), manufactures chemical intermediates used in the pharmaceutical, photographic, water treatment, health care, and plastics industries. On May 27, 1994, the Company purchased the Topanol product line from Zeneca Limited to complement the Seal Sands operation for $4,600. These transactions were accounted for as purchases and were financed with the Company's credit agreement, and resulted in goodwill of $1,881 for Seal Sands and $3,744 for Topanol which are being amortized on a straight line basis over 10 years and 4 years, respectively.

     (b) On March 12, 1993, the Company purchased substantially all of the assets of Viscosity Oil's fiber optic gel business for $5,886. The transaction was accounted for as a purchase and was financed with the Company's credit agreement. No goodwill resulted from this transaction.

     (c) Unaudited pro forma results as if the Nobel/Profarmaco and Seal Sands acquisitions and the Topanol product line purchase had occurred at January 1 of each of 1994 and 1993 are presented below. The pro forma financial information is not necessarily indicative of results of operations that would have occurred had the combinations been in effect at the beginning of the periods nor of future results of operations of the combined companies.

                                                                          YEARS ENDED
                                                                          DECEMBER 31,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
    Net revenues...................................................  $328,538     $295,704
    Net income.....................................................    13,990        7,469
    Earnings per share
      Primary......................................................      2.47         1.41
      Fully diluted................................................      2.45         1.36

                      CAMBREX CORPORATION AND SUBSIDIARIES

(3)  ACQUISITIONS AND DIVESTITURES -- (CONTINUED)

     Assets acquired and liabilities assumed are as follows:

                                                                       1994
                                                                     --------
    Cash...........................................................  $  6,305
    Receivables....................................................    20,638
    Inventories....................................................    28,791
    Deferred tax assets............................................     3,449
    Other current assets...........................................     3,574
    Property, plant and equipment..................................    78,267
    Goodwill.......................................................    52,382
    Accounts payable and accrued liabilities.......................   (30,315)
    Income taxes payable...........................................    (4,551)
    Deferred tax liabilities.......................................    (8,274)
    Other non-current liabilities..................................    (9,166)
                                                                     --------
                                                                     $141,100
                                                                     ========

     The pro forma information has not been adjusted for the effect of the fiber optic gel business, acquired in March of 1993, as such amounts cannot be reasonably separated from existing operations and are deemed to be immaterial.

     (d) In 1994, the Company sold three small businesses: Wickhen cosmetic esters, black and white photographic chemicals and the Hydrogels business for a total of $2,152. No gain or loss resulted from the sales of these businesses.

(4)  FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is required to adopt this standard in 1996. The Company anticipates that the adoption will not have a material impact on the result of operations.

     Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company is required to adopt this standard in 1996. The Company is currently evaluating the impact of this pronouncement.

                      CAMBREX CORPORATION AND SUBSIDIARIES

(5)  INVENTORIES

     Inventories consist of the following:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
    Finished goods...................................................  $30,409     $31,473
    Work in process..................................................   19,093      14,029
    Raw materials....................................................   15,931      13,574
    Supplies.........................................................    5,801       2,903
                                                                       -------     -------
              Total..................................................  $71,234     $61,979
                                                                       =======     =======

(6)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
    Land...........................................................  $  7,956     $  7,937
    Buildings and improvements.....................................    50,127       42,261
    Machinery and equipment........................................   200,218      162,383
    Furniture and fixtures.........................................     5,846        5,752
    Construction in progress.......................................    29,283       23,509
                                                                     --------     --------
              Total................................................   293,430      241,842
    Accumulated depreciation.......................................   (87,747)     (69,560)
                                                                     --------     --------
              Net..................................................  $205,683     $172,282
                                                                     ========     ========

     Depreciation expense amounted to $19,493, $13,983 and $10,735 for the years ended December 31, 1995, 1994 and 1993, respectively.

(7)  INTANGIBLE ASSETS

     Components of intangible assets are as follows:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
    Goodwill.......................................................  $ 54,947     $ 55,450
    Other..........................................................    14,457       13,626
                                                                     --------     --------
              Total................................................    69,404       69,076
    Accumulated amortization.......................................   (17,739)     (12,085)
                                                                     --------     --------
              Net..................................................  $ 51,665     $ 56,991
                                                                     ========     ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

(8)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The components of accounts payable and accrued liabilities are as follows:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
    Accounts payable.................................................  $29,901     $31,047
    Salaries, wages and employee benefits payable....................   17,661       8,113
    Other accrued liabilities........................................   14,882       9,242
                                                                       -------     -------
              Total..................................................  $62,444     $48,402
                                                                       =======     =======

(9)  INCOME TAXES

     Income before taxes consisted of the following:

                                                               YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
    Domestic..............................................  $22,543     $15,571     $13,412
    Foreign...............................................    8,673       1,321          --
                                                            -------     -------     -------
              Total.......................................  $31,216     $16,892     $13,412
                                                            =======     =======     =======

     The provision for income taxes consists of the following expenses
(benefits):

                                                                YEARS ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1995        1994        1993
                                                             -------     -------     ------
    Current:
      Federal..............................................  $ 5,951     $ 3,142     $3,216
      State................................................      460         529        443
      Foreign..............................................    4,384      (1,088)        --
                                                             -------     -------     ------
                                                              10,795       2,583      3,659
                                                             -------     -------     ------
    Deferred:
      Federal..............................................    1,008       1,537        974
      State................................................      (22)        328        138
      Foreign..............................................     (235)      1,318         --
                                                             -------     -------     ------
                                                                 751       3,183      1,112
                                                             -------     -------     ------
              Total........................................  $11,546     $ 5,766     $4,771
                                                             =======     =======     ======

                      CAMBREX CORPORATION AND SUBSIDIARIES

(9)  INCOME TAXES -- (CONTINUED)
     The significant components of the deferred tax expense (benefit) are presented in the schedule below. The components of the deferred tax expense (benefit) were computed in accordance with the provisions of SFAS 109.

                                                                     YEARS ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                    1995       1994       1993
                                                                   ------     ------     ------
Depreciation.....................................................  $1,477     $2,558     $2,047
Environmental reserves...........................................     156       (290)      (453)
Self insurance...................................................    (338)       (83)       (79)
Inventory capitalization.........................................    (468)       153       (123)
Alternative minimum tax credits..................................     625        538       (727)
Intangibles......................................................    (828)        --        111
Other............................................................     127        307        336
                                                                   ------     ------     ------
                                                                   $  751     $3,183     $1,112
                                                                   ======     ======     ======

     The provision for income taxes differs from the statutory Federal income tax rate of 35% for 1995 and 34% for 1994 and 1993 as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   1995        1994       1993
                                                                  -------     ------     ------
Income tax at Federal statutory rate............................  $10,926     $5,743     $4,560
State and local taxes (benefits), net of Federal income tax
  benefits......................................................      285        566        383
Difference between Federal statutory rate and statutory rates on
  foreign income................................................      656       (350)
Other...........................................................     (321)      (193)      (172)
                                                                  -------     ------     ------
Provision for income taxes......................................  $11,546     $5,766     $4,771
                                                                  =======     ======     ======

                      CAMBREX CORPORATION AND SUBSIDIARIES

(9)  INCOME TAXES -- (CONTINUED)
     The components of deferred tax assets and liabilities as of December 31, 1995 and 1994 relate to temporary differences and carryforwards as follows:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
    Deferred tax assets:
      Acquisition reserves...........................................  $ 2,274     $    --
      Inventory......................................................    1,784       1,103
      Prepaid pension expense........................................     (547)       (495)
      Other..........................................................    1,033         481
                                                                       -------     -------
              Total net current deferred tax assets..................  $ 4,544     $ 1,089
                                                                       =======     =======
    Deferred tax liabilities:
      Depreciation...................................................  $24,085     $19,715
      Environmental expenses.........................................   (3,054)     (3,510)
      Loss carryforwards.............................................   (1,051)     (3,329)
      Alternative minimum tax credits................................     (921)     (1,546)
      Research and development credits...............................      (12)       (560)
      Intangibles....................................................     (707)        122
      Other..........................................................        9       1,037
                                                                       -------     -------
         Net non-current deferred tax liabilities....................   18,349      11,929
      Valuation allowances...........................................    1,051       2,329
                                                                       -------     -------
              Total net deferred tax liabilities.....................  $19,400     $14,258
                                                                       =======     =======

     Under the tax laws of various countries in which the Company operates, net operating losses (NOLs) may be carried forward, subject to statutory limitations, to reduce taxable income in future years. The tax effect of such NOLs aggregated approximately $1,051 and $3,329 at December 31, 1995 and 1994, the majority of which are available on an indefinite carryforward basis. However, valuation reserves have been established to reflect uncertainties associated with the realizability of such future benefits. Alternative minimum tax credits totaling $921 are available to offset future Federal income taxes on an indefinite carryforward basis.

     Presently, the Company's Federal income tax returns for the years 1988 through 1993 are under audit. Management believes that the resolution of those audits will not have a significant effect upon results of operations in any future year.

(10)  SHORT-TERM DEBT

     On September 21, 1994, the Company entered into a new Loan Agreement (the "Credit Agreement"). The Credit Agreement provided for a bridge loan in the aggregate principal amount of $50,000 due October 11, 1995. On July 24, 1995, the full $50,000 was paid out of proceeds from a secondary stock offering by Cambrex. See Long-term Debt (Note #11a) regarding details of the Credit Agreement.

     On October 12, 1994, Cambrex acquired Profarmaco S.r.1. which had pre-existing lines of credit in Italy with six local banks (the "Facility"). The Facility is short-term and provides three types of financing with the following limits: Overdraft Protection of $3,000 (Lire 5 billion), Export Financing of $5,000 (Lire 8.5 billion) and Advances on Uncleared Deposits of $5,000 (Lire 7.5 billion). Advances on Uncleared Deposits (Ricevute Bancarie) bears no interest.

                      CAMBREX CORPORATION AND SUBSIDIARIES

(10)  SHORT-TERM DEBT -- (CONTINUED)
     Short-term debt at December 31, 1995 and 1994 consists of the following:

                                                                           DECEMBER 31,
                                                                        -------------------
                                                                         1995        1994
                                                                        -------    --------
    One year term loan................................................  $    --    $ 50,000
    Export financing facility.........................................    3,645       2,368
    Overdraft protection..............................................    1,060          --
                                                                         ------     -------
              Total...................................................  $ 4,705    $ 52,368
                                                                         ======     =======

(11)  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                          DECEMBER 31,
                                                                     ----------------------
                                                                       1995         1994
                                                                     ---------    ---------
    Bank credit facilities(a)......................................  $ 102,500    $ 118,648
    Capitalized leases.............................................         25           57
    Notes payable(b)...............................................      1,226        1,291
                                                                      --------     --------
              Subtotal.............................................    103,751      119,996
    Less: current portion(c).......................................      4,108        4,021
                                                                      --------     --------
              Total................................................  $  99,643    $ 115,975
                                                                      ========     ========

     (a) On September 21, 1994, the Company entered into a new Loan Agreement (the "Credit Agreement") with NBD Bank, N.A., United Jersey Bank, National Westminster NJ, Wachovia Bank of Georgia, N.A., BHF-Bank, The First National Bank of Boston, Chemical Bank New Jersey, N.A., and National City Bank. The Credit Agreement replaced the existing Revolving Credit and Term Loan Agreement (the "Old Credit Agreement") with NBD Bank, N.A., United Jersey Bank, and National Westminster Bank NJ. In addition to the one year loan of $50,000 (see Short-term Debt Note #10), the Credit Agreement provides for a seven year term loan in the aggregate principal amount of $75,000 (payable $1,000 per quarter for twelve quarters and $3,938 for the remaining quarters beginning December
1994), and a revolving credit facility in the aggregate principal amount of $100,000 due October 11, 1997 (evergreen renewal; automatic two year extensions if non-renewal notice not given).

     The Credit Agreement permits the Company to choose between various interest rate options and to specify the portion of the borrowing to be covered by each interest rate option. Under the Revolving Credit Agreement, the interest rate options available to the Company are: (a) U.S. prime rate plus the applicable margin (ranging from 0% to 3/4 of 1%) or (b) LIBOR plus the applicable margin (ranging from 1/2 of 1% to 2%). The applicable margin is adjusted based upon the Funded Indebtedness to Cash Flow Ratio of the Company. The seven year term loan has the same interest rate options plus 1/2%. Additionally, the Company pays a commitment fee of between 1/5 of 1% and 3/8 of 1% on the unused portion of the Revolving Credit facility. The 1995 and 1994 average interest rates were 7.7% and 6.2%, respectively.

     The Credit Agreement contains various restrictive covenants, which require the Company to maintain a minimum consolidated net worth level, certain financial ratios and deferred pledge of assets, as defined. If these covenants are not met, the loan is collateralized by the assets of the Company's domestic subsidiaries and 66% of the outstanding capital stock of each of the foreign subsidiaries.

                      CAMBREX CORPORATION AND SUBSIDIARIES

(11)  LONG-TERM DEBT -- (CONTINUED)
     On October 11, 1994, the Company borrowed $32,200 and L4,265 from the new Credit Agreement to satisfy the Old Credit Agreement. On October 12, 1994, the Company borrowed $126,000 from the new Credit Agreement (of which $50,000 is Short-term Debt) to purchase the stock of Nobel/Profarmaco.

     On July 24, 1995, the Company raised $62,572 in a public offering which was used to pay down outstanding short-term debt of $50,000 and outstanding long-term debt of $12,572.

     (b) As part of the October 12, 1994 acquisition of Nobel/Profarmaco, the Company assumed a government loan made to Profarmaco S.r.1. to finance technological innovations. The loan of $1,291, bearing interest at 9.21%, is amortized over ten annual payments starting July 26, 1995 and ending July 26, 2004.

     (c) Aggregate maturities of long-term debt are as follows:

                1996..............................................  $   4,108
                1997..............................................     39,551
                1998..............................................     15,862
                1999..............................................     15,872
                2000..............................................     15,884
                Thereafter........................................     12,474
                                                                     --------
                     Total........................................  $ 103,751
                                                                     ========

(12)  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to reduce exposures to market risks resulting from fluctuations in interest rates and foreign exchange. The Company does not enter into financial instruments for trading or speculative purposes.

     Interest Rate Swap Agreements

     The following table illustrates the notional amounts outstanding, maturity dates, and the weighted average receive and pay rates of interest rate swap agreements. (Notional amounts provide an indication of the extent of the Company's involvement in such agreements but do not represent its exposure to market risk).

                                                                AS OF DECEMBER 31, 1995
                                                       -----------------------------------------
                                                                                  WEIGHTED AVG.
                                                                                      RATE
                                                       NOTIONAL     MATURITY     ---------------
                                                       AMOUNTS        DATE       RECEIVE     PAY
                                                       --------     --------     -------     ---
    Interest rate swaps..............................  $ 30,000       1998         6.1%      6.0%
    Interest rate swaps..............................  $ 10,000       1999         5.6%      6.0%

     Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

     Forward Exchange Contracts

     The Company's policy is to enter into forward exchange contracts to hedge foreign currency transactions on a continuing basis. This hedging minimizes the impact of short-term foreign exchange rate movements on the Company's operating results. The Company's foreign exchange contracts do not subject the Company's results of operations to risk due to exchange rate movements because gains and losses on these contracts

                      CAMBREX CORPORATION AND SUBSIDIARIES

(12) DERIVATIVE FINANCIAL INSTRUMENTS -- (CONTINUED) generally offset gains and losses on the transactions being hedged. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations. The forward exchange contracts have varying maturities with none exceeding twelve months. The Company makes net settlements for foreign contracts at maturity, based upon negotiated rates at inception of the contracts.

                                                                             1995
                                                                 -----------------------------
                                                                                 UNREALIZED
                                                                 NOTIONAL     ----------------
                                                                 AMOUNTS      GAINS     LOSSES
                                                                 --------     -----     ------
    Forward exchange contracts.................................  $ 38,940     $ 750      $ 79

(13)  STOCKHOLDERS' EQUITY

     The Company has two classes of common shares designated Common Stock and Nonvoting Common Stock. Authorized shares of Common Stock were 20,000,000 at December 31, 1995 and 1994. Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 1995 and 1994.

     At December 31, 1995, authorized shares of Common Stock were reserved for issuance as follows:

                Stock option plans.................................   625,950
                Cambrex savings plan...............................    41,037
                                                                      -------
                          Total shares.............................   666,987
                                                                      =======

     On July 24, 1995, the Company completed a public offering of 1,725,000 shares of newly issued common stock at a price of $38.75 per share. The total proceeds to the Company, net of underwriting discounts, commissions, and other related fees, amounted to $62,572. Proceeds were used to reduce outstanding debt existing under the Company's bank Credit Agreement.

     Nonvoting Common Stock has equal rights with Common Stock, with the exception of voting power. Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock. In 1991, all 113,182 outstanding shares were converted.

     In 1990, Cambrex purchased 1,000,000 shares of its Common Stock as part of a previously announced stock buy back program. These shares were purchased in the open market at an average purchase price of $12.12 per share. All of the acquired shares are held as Common Stock in treasury, less shares issued to the Cambrex Savings Plan. The Company held 715,447 and 756,806 shares of treasury stock at December 31, 1995 and 1994, respectively.

     In 1987, the Company authorized 5,000,000 shares of Series Preferred Stock, par value $0.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 1995 and 1994, there was no preferred stock outstanding.

(14)  STOCK OPTIONS

     On October 24, 1983, the Company's stockholders approved the 1983 Incentive Stock Option Plan ("1983 Plan"), which provides for the grant of options intended to qualify as incentive stock options to management and other key employees of Cambrex. On September 1, 1987 the Company's stockholders approved the 1987 Stock Option Plan ("1987 Plan"), which provides for the granting to key employees both non-qualified stock options and incentive stock options. On May 7, 1990, the Company's stockholders approved the 1989 Senior Executive Stock Option Plan ("1989 Plan"), which provides for the grant of options intended to qualify as additional incentives to the Company's Senior Executive Officers. On May 1, 1992, the Company's stockholders approved the 1992 Stock Option Plan ("1992 Plan"), which provides for the granting

                      CAMBREX CORPORATION AND SUBSIDIARIES

(14)  STOCK OPTIONS -- (CONTINUED)
to key employees both non-qualified stock options and incentive stock options. On April 28, 1994, the Company's stockholders approved the 1993 Senior Executive Stock Option Plan ("1993 Plan"), which provides for the grant of options intended to qualify as additional incentives to the Company's Senior Executive Officers. On April 28, 1994, the Company's stockholders also approved the 1994 Stock Option Plan ("1994 Plan"), which provides for the granting to key employees both non-qualified and incentive stock options. The 1994 Plan also provides for the granting of non-qualified stock options to non-employee directors. Subject to stockholder approval on April 25, 1996, the Company will establish the 1996 Performance Stock Option Plan ("1996 Plan"), which will provide for the granting of options intended to qualify as additional incentives to management and other key employees of Cambrex. The 1996 Plan will also provide for the granting of non-qualified stock options to non-employee directors.

     As of December 31, 1995, 690,050 options had been exercised. Shares of Common Stock subject to outstanding options under the Plans were as follows:

                                                              AUTHORIZED          SUBJECT TO
                                                             FOR ISSUANCE     OUTSTANDING OPTIONS
                                                             ------------     -------------------
    1983 Plan..............................................      216,000              5,550
    1987 Plan..............................................      200,000              7,400
    1989 Plan..............................................      400,000            140,000
    1992 Plan..............................................      100,000             92,850
    1993 Plan..............................................      300,000            300,000
    1994 Plan..............................................      100,000             75,750
                                                               ---------            -------
              Total shares.................................    1,316,000            621,550
                                                               =========            =======

     Information regarding the Company's stock option plans is summarized below:

                                                                                          NUMBER OF
                                                       NUMBER OF      OPTION PRICE          SHARES
                                                        SHARES         PER SHARE $       EXERCISABLE
                                                       ---------     ---------------     ------------
Outstanding at December 31, 1992.....................    694,500      4.750 - 18.125        547,833
  Granted............................................     14,000     17.875 - 19.375
  Exercised..........................................    (51,550)     4.750 - 14.000
                                                       ---------
Outstanding at December 31, 1993.....................    656,950      4.750 - 19.375        523,617
  Granted............................................    382,000     19.875 - 24.250
  Exercised..........................................    (64,100)     4.750 - 19.875
  Cancelled..........................................       (500)              7.375
                                                       ---------
Outstanding at December 31, 1994.....................    974,350      4.750 - 24.250        658,850
  Granted............................................     40,250     26.875 - 41.125
  Exercised..........................................   (392,050)     4.750 - 22.375
  Cancelled..........................................     (1,000)             22.375
                                                       ---------
Outstanding at December 31, 1995.....................    621,550      4.750 - 41.125        596,550
                                                       =========

(15)  RETIREMENT PLANS

     On December 31, 1994, the Company merged The Cambrex Salaried Pension Plan (the "Cambrex Plan") with The CasChem Hourly Pension Plan (the "CasChem Plan"). Thus, as of December 31, 1994, the Company maintains two U.S. defined-benefit pension plans which cover substantially all eligible employees: (1) the Nepera Hourly Pension Plan (the "Nepera Plan") which covers the union employees at the

                      CAMBREX CORPORATION AND SUBSIDIARIES

(15)  RETIREMENT PLANS -- (CONTINUED)
Harriman, New York plant, and (2) The Cambrex Pension Plan (the "Cambrex Plan") which covers all other eligible employees.

     Benefits for the salaried and certain hourly employees are based on salary and years of service, while those for employees covered by a collective bargained agreement are based on negotiated benefits and years of service. The Company's policy is to fund pension costs currently to the extent deductible for income tax purposes. Pension plan assets consist primarily of equity and fixed income securities.

     The expense for both 1995 and 1994 are based on a twelve month period and on valuations of the plans as of January 1. However, the reconciliation of funded status is determined as of the September 30 measurement date.

     In accordance with the requirements of Statement of Financial Accounting Standard No. 87 "Employers' Accounting for Pensions" (SFAS 87), the overfunded and underfunded U.S. plans are presented separately. The funded status of these plans as of September 30, 1995 and 1994 is as follows:

                                                          SEPTEMBER 30, 1995         SEPTEMBER 30, 1994
                                                      --------------------------     ------------------
                                                      OVERFUNDED     UNDERFUNDED         OVERFUNDED
                                                      ----------     -----------     ------------------
Actuarial present value of benefit obligations:
  Vested benefits...................................   $(13,714)       $(3,884)           $(14,096)
  Non-vested benefits...............................     (1,263)          (270)             (1,271)
                                                       --------        -------            --------
  Accumulated benefit obligation....................    (14,977)        (4,154)            (15,367)
  Additional benefits based on estimated future
     salary levels..................................     (1,214)            --                (939)
                                                       --------        -------            --------
Projected benefit obligation for service rendered
  through December 31, 1995 and 1994................    (16,191)        (4,154)            (16,306)
Plan assets at fair market value....................     16,159          3,842              18,224
                                                       --------        -------            --------
(PBO in excess of Plan assets)/
  Plan assets in excess of PBO......................        (32)          (312)              1,918
Unrecognized net transition (asset).................       (199)                              (300)
Unrecognized prior service cost.....................        219           (448)               (270)
Other -- unrecognized net loss on past experience...        648          1,198                 184
Additional minimum liability........................         --           (750)                 --
                                                       --------        -------            --------
Prepaid (accrued) pension cost as of September 30,
  1995 and 1994.....................................        636           (312)              1,532
4th quarter contributions...........................        370            103                  --
                                                       --------        -------            --------
Prepaid (accrued) pension cost as of December 31,
  1995 and 1994.....................................   $  1,006        $  (209)           $  1,532
                                                       ========        =======            ========

     Assumptions used to develop the U.S. 1995 and 1994 net periodic pension expense and the September 30, 1995 and 1994 actuarial present value of projected benefit obligations:

                                                             JANUARY 1, 1995           JANUARY 1, 1994
                                                        --------------------------     ---------------
                                                        OVERFUNDED     UNDERFUNDED       OVERFUNDED
                                                        ----------     -----------     ---------------
PENSION EXPENSE
Weighted-average discount rate........................   8.5%           8.5%             7.5%
Expected long-term rate of return on assets...........   8.5%           8.5%             8.5%
Rate of increase in future compensation levels
  (non-collective bargained employees)................   5.0%            N/A             5.0%

                      CAMBREX CORPORATION AND SUBSIDIARIES

(15)  RETIREMENT PLANS -- (CONTINUED)

                                                          SEPTEMBER 30, 1995         SEPTEMBER 30, 1994
                                                      --------------------------     ------------------
                                                      OVERFUNDED     UNDERFUNDED         OVERFUNDED
                                                      ----------     -----------     ------------------
ACTUARIAL PRESENT VALUE OF PROJECTED BENEFIT
  OBLIGATIONS
Weighted-average discount rate......................   7.5%           7.5%              8.5%
Expected long-term rate of return on assets.........   8.5%           8.5%              8.5%
Rate of increase in future compensation levels (non-
  collective bargained employees)...................   5.0%            N/A              5.0%

     Certain foreign subsidiaries of the Company maintain pension plans for their employees which conform to the common practice in their respective countries.

     The funded status of the Company's international pension plans as of December 31, 1995 and 1994 is as follows:

                                                             DECEMBER 31, 1995     DECEMBER 31, 1994
                                                             -----------------     -----------------
                                                                UNDERFUNDED           UNDERFUNDED
                                                             -----------------     -----------------
Actuarial present value of benefit obligations:
  Vested benefits..........................................       $(5,670)              $(3,879)
                                                                  -------               -------
  Accumulated benefit obligation...........................        (5,670)               (3,879)
  Additional benefits based on estimated future salary
     levels................................................          (506)               (1,179)
                                                                  -------               -------
Projected benefit obligation for service rendered through
  December 31, 1995 and 1994...............................        (6,176)               (5,058)
Plan assets at fair market value...........................         1,138                   848
                                                                  -------               -------
Funded status..............................................        (5,038)               (4,210)
Unrecognized net transition (asset)........................          (428)                 (420)
Unrecognized prior service cost............................            57
Other unrecognized net (gain) on past experience...........          (761)                 (776)
                                                                  -------               -------
Accrued pension liability..................................       $(6,170)              $(5,406)
                                                                  =======               =======

     Assumptions used to develop the 1995 and 1994 actuarial present value of projected benefit obligations for the Company's foreign pension plans:

                                                               DECEMBER 31, 1994   DECEMBER 31, 1995
                                                               -----------------   -----------------
ACTUARIAL PRESENT VALUE OF PROJECTED BENEFIT OBLIGATIONS
Weighted-average discount rate...............................   9.0% to 9.5%        9.0% to 9.5%
Expected long-term rate of return on assets..................       10.0%               10.0%
Rate of increase in future compensation levels...............   5.0% to 7.0%        5.0% to 7.0%

                      CAMBREX CORPORATION AND SUBSIDIARIES

(15)  RETIREMENT PLANS -- (CONTINUED)
     The Company's net pension costs included in operating results amounted to $1,209, $1,157 and $713 in 1995, 1994 and 1993, respectively, and were comprised of the following:

                                                               YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
    Service cost..........................................  $ 1,106     $ 1,242     $   843
    Interest cost on projected benefit obligation.........    1,898       1,757       1,299
    Return on plan assets.................................   (2,887)        370      (2,131)
    Amortization of excess plan net assets at adoption of
      SFAS 87.............................................     (137)       (101)        (93)
    Amortization of unrecognized prior service cost.......      (40)
    Amortization of unrecognized net (gain) loss..........       (9)
    Other items -- deferred investment gain (loss)........    1,278      (2,111)        795
                                                            -------     -------     -------
              Net pension cost............................  $ 1,209     $ 1,157     $   713
                                                            =======     =======     =======

     Included in the net periodic pension cost is the amortization of prior service cost over a period of twelve to nineteen years and the amortization of the SFAS 87 transition obligation over a period of ten to seventeen years. The pension expense for foreign pension plans of $575 and $512 is included in the 1995 and 1994 net periodic pension expense, respectively.

     Cambrex makes available to all employees a savings plan as permitted under Sections 401(k) and 401(a) of the Internal Revenue Code. Employee contributions are matched in part by Cambrex. The cost of this plan amounted to $1,452, $1,449, and $1,436 in 1995, 1994 and 1993, respectively.

     In addition to the above plans, Cambrex also established a Supplemental Executive Retirement Plan in 1994. The net periodic pension cost for 1995 and 1994 amounted to $104 and $104, respectively.

(16)  OTHER POSTRETIREMENT BENEFITS

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

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106). SFAS 106 requires such benefits to be accounted for on an accrual basis. Previously, such costs were expensed as claims were incurred. In connection with the adoption of SFAS 106, the Company has elected to amortize the transition obligation of $1,853 over twenty years. The net effect upon 1995 and 1994 pretax operating results, including the amortization of the transition obligation, resulted in a cost of $306 and $312, respectively. The Company has reviewed its health care benefit plans for retirees and does not anticipate significant increases in the annual expense related to SFAS 106.

                      CAMBREX CORPORATION AND SUBSIDIARIES

(16)  OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)
     The periodic postretirement benefit cost includes the following components:

                                                                           YEARS ENDED
                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
    Service cost of benefits earned..................................  $    57     $    68
    Interest cost on accumulated postretirement benefit obligation...      159         151
    Amortization of transition obligation............................       90          93
                                                                       -------     -------
      Total periodic postretirement benefit cost.....................  $   306     $   312
                                                                       =======     =======

     Accumulated postretirement benefit obligation:

                                                                        1995        1994
                                                                       -------     -------
    Retirees.........................................................  $   808     $   957
    Fully eligible plan participants.................................      654         283
    Other active plan participants...................................      623         631
                                                                       -------     -------
    Total obligation.................................................    2,085       1,871
    Unrecognized net loss............................................      131         248
    Unrecognized transition obligation...............................   (1,575)     (1,669)
                                                                       -------     -------
    Accrued postretirement benefit cost recognized in the balance
      sheet..........................................................  $   641     $   450
                                                                       =======     =======

     The discount rate used to determine the accumulated postretirement benefit obligation was 7.5% and 8.5% in 1995 and 1994, respectively. The assumed health care cost trend rate used to determine the accumulated postretirement benefit obligation was initially 16%, declining ratably to 6.5% in 2002 and thereafter. A one-percentage-point increase in the assumed health care cost trend rate would have no effect upon the accumulated postretirement benefit obligation.

     The cost of all health and life insurance benefits is recognized as incurred and was approximately $3,825, $3,994 and $3,797 in 1995, 1994 and 1993, respectively. The cost of providing these benefits for the 190, 199 and 181 retirees in 1995, 1994 and 1993, respectively, is not separable from the cost of providing benefits for the 695, 732, and 791 active U.S. employees.

(17)  OTHER INCOME AND EXPENSE

     Other expense in 1995 was $2,779 including $1,400 in currency losses at Nobel and Profarmaco, and $865 for the write-off of equipment used for a specific product, which is no longer manufactured.

     Other income in 1994 was $497 including $380 in currency gains at Profarmaco. There were no individually significant components in other income in 1993.

(18)  FOREIGN OPERATIONS AND EXPORT SALES

     In 1994, the Company acquired Nobel Chemicals AB in Karlskoga, Sweden, Profarmaco Nobel S.r.1. in Milan, Italy and Seal Sands Chemicals, Ltd. in Middlesbrough, England. These companies operate as subsidiaries of Cambrex Ltd., England, which was organized in 1987.

                      CAMBREX CORPORATION AND SUBSIDIARIES

(18)  FOREIGN OPERATIONS AND EXPORT SALES -- (CONTINUED)
     Summarized data for the Company's operations for 1995 and 1994 are as follows:

                                                         DOMESTIC     EUROPEAN      TOTAL
                                                         --------     --------     --------
    1995
    Gross revenues.....................................  $223,187     $144,883     $368,070
    Operating profit...................................    19,763       24,740       44,503
    Net income.........................................    17,324        2,346       19,670
    Identifiable assets................................   176,839      225,714      402,553
    1994
    Gross revenues.....................................  $214,880     $ 34,803     $249,683
    Operating profit...................................    17,334        3,642       20,976
    Net income.........................................    10,514          612       11,126
    Identifiable assets................................   167,725      192,752      360,477

     Export sales, included in domestic gross revenues, in 1995, 1994 and 1993 amounted to $50,608, $44,135 and $37,296, respectively. No country, in any of the given years, represents more than 10% of these export revenues.

(19)  COMMITMENTS

     The Company currently has no significant capital lease obligations.

     The Company has operating leases expiring on various dates through the year 2012. The leases are primarily for office and laboratory equipment and vehicles. At December 31, 1995, future minimum commitments under operating lease arrangements were as follows:

                Year ended December 31:
                  1996.............................................  $ 1,933
                  1997.............................................    1,500
                  1998.............................................    1,203
                  1999.............................................      624
                  2000 and thereafter..............................   11,579
                                                                     -------
                Net commitments....................................  $16,839
                                                                     =======

     Total operating lease expense was $2,284, $1,958 and $872 for the years ended December 31, 1995, 1994 and 1993, respectively.

     The Company had two letters of credit outstanding aggregating $702 as of December 31, 1995. These letters of credit were issued in connection with various administrative or environmental activities.

(20)  CONTINGENCIES

     Contingencies exist for certain subsidiaries of Cambrex because of legal and administrative proceedings arising out of the normal course of business. Such contingencies include environmental proceedings directly and indirectly against the subsidiaries as well as matters internally identified. The resolution of such matters often spans several years and frequently involves regulatory oversight and/or adjudication. Additionally, many remediation requirements are not fixed and are likely to be affected by future technological, site, and regulatory developments. Consequently, the ultimate extent of liabilities with respect to such matters as well as the timing of cash disbursements cannot be determined with certainty. However, management is of the

                      CAMBREX CORPORATION AND SUBSIDIARIES

(20)  CONTINGENCIES -- (CONTINUED)
opinion that while the ultimate liability resulting from these matters may have a material effect upon the results of operations in any given year, they will not have a material adverse effect upon the Company's liquidity nor its financial position.

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

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
    Estimated range of the Company's share of costs associated with estimable matters:
         Minimum.....................................................  $ 8,697     $ 9,542
                                                                       =======     =======
         Maximum.....................................................  $19,528     $18,032
                                                                       =======     =======
    Accrual and related activity:
      Balance, beginning of year.....................................  $10,211     $ 9,058
      Additions:
         Accruals established in connection with acquisition
           activity..................................................      200       1,510
      Deductions for expenditures....................................   (1,011)       (357)
                                                                       -------     -------
      Balance, end of year...........................................  $ 9,400     $10,211
                                                                       =======     =======
    Classification of year end accrual:
      Current........................................................  $   700     $ 2,610
      Non-current....................................................    8,700       7,601
                                                                       -------     -------
                                                                       $ 9,400     $10,211
                                                                       =======     =======

     During 1993, income statement charges for additions to the accrual for environmental contingencies aggregated $1,029.

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

     During 1992, Nepera prepared a draft Remedial Investigation/Feasibility Study (RI/FS) report which enumerated several remediation alternatives and submitted the Remedial Investigation portion to the DEC for review. Consequently, although this RI/FS had not been approved by the DEC, Nepera utilized it to revise

                      CAMBREX CORPORATION AND SUBSIDIARIES

(20)  CONTINGENCIES -- (CONTINUED)
the estimated liability for this matter previously included in the accrual for environmental contingencies. This estimate considered the probability of cost sharing with prior owners of the site.

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

     During 1995, the draft RI/FS was finalized and filed with the DEC. While similar to the 1994 draft, this final RI/FS delineated eight remediation alternatives which Nepera utilized to update the estimated liability for this matter. Settlement discussions with one former owner continued.

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

     During 1995, the draft RI/FS was finalized and filed with the DEC. While similar to the 1994 draft, this final RI/FS delineated eight remediation alternatives which Nepera utilized to update the estimated liability for this matter. Settlement discussions with another former owner have continued.

     c) Cosan, Inc. (Cosan) entered into an Administrative Consent Order in 1985 with the New Jersey Department of Environmental Protection (NJDEP) under New Jersey's Industrial Site Recovery Act (ISRA) in order to consummate the sale of the controlling interest in Cosan to the Company. Through that action, Cosan became required to determine whether its facility located in Carlstadt, New Jersey was contaminated by hazardous materials and, if appropriate, effect a cleanup.

     During 1992, based upon the results of an evaluation of the site, Cosan proposed the installation of a groundwater recovery system to remove contaminates from the soil. Presently, Cosan is awaiting the NJDEP's approval of that proposal.

                      CAMBREX CORPORATION AND SUBSIDIARIES

(20)  CONTINGENCIES -- (CONTINUED)
     d) In 1992, Cambrex acquired substantially all of the assets of the fine chemicals business of Hexcel Fine Chemicals, now known as Zeeland Chemicals, Inc. In connection with that transaction, an accrual of $3,300 was established for environmental conditions existing as of the date of the acquisition.

     e) Nepera was named in the early 1980's as a PRP along with approximately 130 other companies by the EPA in connection with the SCP Corporation (SCP) site in Carlstadt, New Jersey. The site is on the EPA's National Priorities List for remedial work and cleanup. SCP disposed of process wastewater and minor amounts of other material for Nepera during the 1970's.

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

     During 1995, the PRP group commenced a Focused Feasilibity Study (FFS) of soil contamination of a portion of the site as requested by the EPA. Except for the commencement of the FFS, which is in progress, no other significant developments occurred with respect to this matter.

     f) Cosan was named in 1991 as a defendant in a suit filed by the owners of a manufacturing site in Clifton, New Jersey that had been owned and operated by Cosan from 1968 to 1979. The plaintiffs alleged Cosan contributed to the contamination at the site and seek to compel Cosan to contribute toward present and future costs of remediation of the site under ISRA. However, the source of all contamination at the site has not been definitively identified. Sampling conducted at an adjacent site revealed extensive contamination with the same substances found on the plaintiff's site and, in some instances, higher concentrations.

     To date, the parties cannot agree upon a remediation plan for the site and related costs, nor has any remediation plan been submitted to the NJDEP for review. Presently, settlement negotiations with the plaintiffs are ongoing and the matter is moving toward a trial date.

     g) As more fully described in Note #3, Cambrex acquired Akzo Nobel's Pharma Chemistry Business. In connection with that transaction, an accrual of $1,510 was established for environmental conditions existing as of the date of the acquisition.

     h) CasChem, Inc. (CasChem) was subject to an investigation commenced in 1990 by agents of the EPA and the Federal Bureau of Investigation pursuant to a search warrant indicating an interest in the handling, storage, and disposal of hazardous wastes.

     During 1994, a settlement was reached wherein CasChem pleaded guilty to the unpermitted storage of one drum of hazardous waste and the payment of a $1,000 fine. That amount was paid during January 1995.

                      CAMBREX CORPORATION AND SUBSIDIARIES

(20)  CONTINGENCIES -- (CONTINUED)
     i) In addition to the matters identified above, Cambrex's subsidiaries are party to a number of other proceedings. Management is of the opinion that the ultimate liability resulting from those proceedings will not have a material adverse effect upon Cambrex's results of operations nor its financial position.
                               ------------------

     During 1994, Nepera arrived at an agreement partially described in "e" above with certain insurers whereby $2,450 was made available through a trust arrangement for remediation and administrative expenditures in connection with a number of relatively small sites. During 1994, approximately $1,050 was designated to be expended by the trust for past expenditures. The remaining balance, approximately $1,400, will be available for future expenditures and has been considered in the determination of the accrual for environmental contingencies at December 31, 1995.

                              CAMBREX CORPORATION

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            1ST            2ND            3RD            4TH
                 1995                     QUARTER        QUARTER        QUARTER        QUARTER          YEAR
--------------------------------------  -----------    -----------    -----------    -----------    ------------
Net revenues..........................  $93,389        $88,215        $87,385        $88,187        $357,176
Gross profit..........................   24,485         25,081         25,048         25,166          99,780
Net income............................    4,394          5,107          5,006          5,163          19,670
Earnings per share:(1)
  Primary.............................  $     0.76     $     0.87     $     0.68     $     0.66     $      2.93
  Fully diluted.......................  $     0.75     $     0.87     $     0.68     $     0.66     $      2.92
Average shares:
  Primary.............................    5,792          5,863          7,344          7,800           6,702
  Fully diluted.......................    5,839          5,865          7,345          7,816           6,736
1994
----
Net revenues..........................  $51,047        $58,224        $57,608        $74,755        $241,634
Gross profit..........................   11,403         14,593         13,265         18,620          57,881
Net income............................    2,128          3,380          2,440          3,178          11,126
Earnings per share:(1)
  Primary.............................  $     0.38     $     0.60     $     0.43     $     0.55     $      1.96
  Fully diluted.......................  $     0.38     $     0.60     $     0.43     $     0.55     $      1.95
Average shares:
  Primary.............................    5,638          5,648          5,679          5,729           5,674
  Fully diluted.......................    5,638          5,648          5,711          5,733           5,699

---------------
(1) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period, as such, the sum of the quarters may not necessarily equal the earnings per share amount for the year.

                                    PART III

ITEM 9 ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11  EXECUTIVE COMPENSATION.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Part III is hereby incorporated by reference to the information set forth under the captions "Principal Stockholders," "Board of Directors," "Election of Directors," and "Executive Compensation" in the registrant's definitive proxy statement for the 1996 Annual Meeting of Stockholders, which meeting involves the election of directors, which definitive proxy statement is being filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. The following consolidated financial statements of the Company are filed as part of this report:

                                                                                   PAGE NUMBER
                                                                                 (IN THIS REPORT)
                                                                                 ----------------
Report of Independent Accountants..............................................         25
Consolidated Balance Sheets as of December 31, 1995 and 1994...................         26
Consolidated Income Statements for the Years Ended December 31, 1995, 1994 and
  1993.........................................................................         27
Consolidated Statements of Stockholders' Equity for the Years Ended December
  31, 1995, 1994 and 1993......................................................         28
Consolidated Statements of Cash Flows for the Years Ended December 31, 1995,
  1994 and 1993................................................................         29
Notes to Consolidated Financial Statements.....................................         30
Consolidated Quarterly Financial Data (unaudited) for the Years Ended December
  31, 1995 and 1994............................................................         51

     (a) 2.(i) The following schedule to the consolidated financial statements of the Company as filed herein and the Report of Independent Certified Public Accountants on Schedules are filed as part of this report.

                                                                                   PAGE NUMBER
                                                                                 (IN THIS REPORT)
                                                                                 ----------------
Independent Accountants' Report (included in the accountants' reports on the
  registrant's consolidated financial statements)..............................          25
Schedule II -- Valuation and Qualifying Accounts...............................          53

     All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

     (a) 3. The exhibits filed in this report are listed in the Exhibit Index on page 55.

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

     (b) Reports on Form 8-K

     The registrant filed no reports on Form 8-K during the last quarter of the year ended December 31, 1995.

                                                                     SCHEDULE II

                              CAMBREX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                       COLUMN C ADDITIONS
                                        COLUMN B     -----------------------                    COLUMN E
                                        --------     CHARGED                                    --------
               COLUMN A                 BALANCE      TO COST      CHARGED TO      COLUMN D      BALANCE
--------------------------------------  BEGINNING      AND          OTHER        ----------      END OF
            CLASSIFICATION              OF YEAR      EXPENSES      ACCOUNTS      DEDUCTIONS       YEAR
--------------------------------------  --------     --------     ----------     ----------     --------
Year Ended December 31, 1995:
  Doubtful trade receivables and
     returns and allowances...........   $1,288       $  547        $   --         $  574        $1,261
  Inventory and obsolescence losses...    5,578        3,052            --            266         8,364
Year Ended December 31, 1994:
  Doubtful trade receivables and
     returns and allowances...........      355          280           822(1)         169         1,288
  Inventory and obsolescence losses...    1,517          280         4,184(1)         403         5,578
Year Ended December 31, 1993:
  Doubtful trade receivables and
     returns and allowances...........      607          120            --            372           355
  Doubtful other receivables..........      553           --            --            553            --
  Inventory and obsolescence losses...    2,579          103            --          1,165         1,517

---------------
(1) Reserve of Nobel/Profarmaco and Seal Sands, acquired during 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAMBREX CORPORATION

                                          By /s/  CYRIL C. BALDWIN, JR.

                                            ------------------------------------
                                            Cyril C. Baldwin, Jr.
                                            Chairman of the Board of Directors

                                          Date: March 22, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                  TITLE                      DATE
----------------------------------------      ------------------------------    ---------------
/s/  CYRIL C. BALDWIN, JR.                    Chairman of the Board of           March 22, 1996
----------------------------------------        Directors
Cyril C. Baldwin, Jr.
/s/  PETER TRACEY                             Executive Vice                     March 22, 1996
----------------------------------------        President-Finance, Principal
Peter Tracey                                    Financial Officer and
                                                Principal Accounting Officer
/s/  ROSINA B.DIXON, M.D.*                    Director                           March 22, 1996
----------------------------------------
Rosina B. Dixon, M.D.
/s/  FRANCIS X. DWYER*                        Director                           March 22, 1996
----------------------------------------
Francis X. Dwyer
/s/  GEORGE J. W. GOODMAN*                    Director                           March 22, 1996
----------------------------------------
George J. W. Goodman
/s/  KATHRYN RUDIE HARRIGAN, PHD*             Director                           March 22, 1996
----------------------------------------
Kathryn Rudie Harrigan, PhD
/s/  LEON J. HENDRIX, JR.*                    Director                           March 22, 1996
----------------------------------------
Leon J. Hendrix, Jr.
/s/  ILAN KAUFTHAL*                           Director                           March 22, 1996
----------------------------------------
Ilan Kaufthal
/s/  ROBERT LEBUHN*                           Director                           March 22, 1996
----------------------------------------
Robert LeBuhn
/s/  JAMES A. MACK*                           Director                           March 22, 1996
----------------------------------------
James A. Mack
/s/  DEAN P. PHYPERS*                         Director                           March 22, 1996
----------------------------------------
Dean P. Phypers
*By /s/  CYRIL C. BALDWIN, JR.
    ------------------------------------
    Cyril C. Baldwin, Jr.
    Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT NO.                                          DESCRIPTION
-----------         ------------------------------------------------------------------------------
   3.1        --    Restated Certificate of Incorporation of registrant (A) -- Exhibit 3(a).
   3.2        --    By Laws of registrant. (E) -- Exhibit 4.2.
   4.1        --    Form of Certificate for shares of Common Stock of registrant. (A) -- Exhibit
                    4(a).
   4.2        --    Article Fourth of the Restated Certificate of Incorporation. (A) -- Exhibit
                    4(b).
   4.3        --    Loan Agreement dated September 21, 1994 by and among the registrant, NBD Bank,
                    N.A., United Jersey Bank, National Westminster Bank NJ, Wachovia Bank of
                    Georgia, N.A., BHF-Bank, The First National Bank of Boston, Chemical Bank New
                    Jersey, N.A., and National City Bank. (K).
  10.1        --    Purchase Agreement dated July 11, 1986, as amended, between the registrant and
                    ASAG, Inc. (A) -- Exhibit 10(r).
  10.2        --    Asset Purchase Agreement dated as of June 5, 1989 between Whittaker
                    Corporation and the registrant. (C) -- Exhibit 10(a).
  10.3        --    Asset Purchase Agreement dated as of July 1, 1991 between Solvay Animal
                    Health, Inc. and the registrant. (F).
  10.4        --    Asset Purchase Agreement dated as of March 31, 1992 between Hexcel Corporation and the registrant. (H).
  10.5        --    Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB,
                    Akzo Nobel NV and the registrant, for the purchase of Nobel Chemicals AB. (K).
  10.6        --    Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB,
                    Akzo Nobel and the registrant, for the purchase of Profarmaco Nobel, S.r.1.
                    (K).
  10.10       --    1983 Incentive Stock Option Plan, as amended. (B).
  10.11       --    1987 Long-term Incentive Plan. (A) -- Exhibit (g).
  10.12       --    1987 Stock Option Plan. (B).
  10.13       --    1989 Senior Executive Stock Option Plan. (J).
  10.14       --    1992 Stock Option Plan. (J).
  10.15       --    1993 Senior Executive Stock Option Plan. (J).
  10.16       --    1994 Stock Option Plan. (J).
  10.20       --    Form of Employment Agreement between the registrant and its executive officers named in the Revised Schedule of Parties thereto. (D) -- Exhibit 10.A.
  10.21       --    Revised Schedule of Parties to Employment Agreement (exhibit 10.20 hereto).
                    (M).
  10.22       --    Cambrex Corporation Savings Plan. (I).
  10.23       --    Cambrex Corporation Supplemental Retirement Plan. (L).
  10.24       --    Deferred Compensation Plan of Cambrex Corporation. (L).
  10.25       --    Amendment to Deferred Compensation Plan of Cambrex Corporation (Exhibit 10.24
                    hereto). (M).
  10.26       --    Cambrex Earnings Improvement Plan. (L).
  10.27       --    Consulting Agreement dated December 15, 1994 between the registrant and Arthur
                    I. Mendolia. (L).
  10.28       --    Consulting Agreement dated December 15, 1995 between the registrant and Cyril
                    C. Baldwin, Jr. (L).
---------------
See legend on following page.

EXHIBIT NO.                                          DESCRIPTION
-----------         ------------------------------------------------------------------------------
  10.29       --    Consulting Agreement between the registrant and James A. Mack. (L).
  10.30       --    Additional Retirement Payment Agreement dated December 15, 1994 between the registrant and Arthur I. Mendolia. (L).
  10.31       --    Additional Retirement Payment Agreement dated December 15, 1994 between the registrant and Cyril C. Baldwin, Jr. (L).
  10.32       --    Additional Retirement Payment Agreement between the registrant and James A.
                    Mack. (L).
  10.40       --    Registration Rights Agreement dated as of June 6, 1985 between the registrant and the purchasers of its Class D Convertible Preferred stock and 9%
                    Convertible Subordinated Notes due 1997. (A) -- Exhibit 10(m).
  10.41       --    Administrative Consent Order dated September 16, 1985 of the New Jersey
                    Department of Environmental Protection to Cosan Chemical Corporation.
                    (A) -- Exhibit 10(q).
  10.50       --    Manufacturing Agreement dated as of July 1, 1991 between the registrant and
                    A.L. Laboratories, Inc. (G).
  11          --    Statement re computation of earnings per share. (M).
  21          --    Subsidiaries of registrant. (M).
  23          --    Consent of Coopers & Lybrand L.L.P. to the incorporation by reference of its report herein in Registration Statement Nos. 33-21374, 33-37791, 33-81780 and
                    33-81782 on Form S-8 of the registrant. (M).
  24          --    Powers of Attorney to sign this report. (M).

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

(H) Incorporated by reference to the registrant's Current Report on Form 8-K dated April 10, 1992 and Amendment No. 1 to its Current Report.

(I) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81780) dated July 20, 1994.

(J) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81782) dated July 20, 1994.

(K) Incorporated by reference to registrant's Current Report on Form 8-K dated October 26, 1994.

(L) Incorporated by reference to the registrant's Annual Report on Form 10-K for 1994.

(M) Filed herewith.