Form 10-Q
period 1996-03-31
CAMBREX CORP
filed 1996-05-14
CIK 820081

                                                                       CONFORMED

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

        /X/  QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 for the quarterly period ended March 31, 1996
                                                ---------------
                                       OR
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

                     APPLICABLE ONLY TO CORPORATE ISSUER
         As of May 1, 1996, there were 7,726,321 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                   Form 10-Q

                      For The Quarter Ended March 31, 1996

                               Table of Contents


                                                                                          Page No.
                                                                                          --------
Part I           Financial information

                 Condensed consolidated balance sheets as of
                 March 31, 1996 and December 31, 1995                                         3

                 Condensed consolidated income statements
                 for the three months ended March 31, 1996 and 1995                           4

                 Condensed consolidated statements of
                 cash flows for the three months ended
                 March 31, 1996 and 1995                                                      5

                 Notes to condensed consolidated financial
                 statements                                                                   6 - 8

                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                9 - 11

Part II          Other information

                 Item 4.  Matters Submitted to a Vote of Securities
                          Holders                                                             12

                 Item 6.  Exhibits and Reports on Form 8-K                                    12

Signatures                                                                                    13

Exhibit 11 - Computation of Earnings Per Share                                                14

Exhibit 27 - Financial Data Schedule                                                          15

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (in thousands)

                                                                             March 31,             December 31,
                                                                                 1996                  1995
                                                                             -----------           ------------
ASSETS
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . .            $  1,024                 $  4,841
    Trade and other receivables, less allowances
         for doubtful accounts of $1,585 and $1,261
         at respective dates  . . . . . . . . . . . . . . . . . .              65,788                   58,337
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .              73,049                   71,234
    Deferred tax assets . . . . . . . . . . . . . . . . . . . . .               4,544                    4,544
    Other current assets  . . . . . . . . . . . . . . . . . . . .               3,091                    5,178
                                                                              -------                   ------

         Total current assets . . . . . . . . . . . . . . . . . .             147,496                  144,134

Property, plant and equipment, net  . . . . . . . . . . . . . . .             208,014                  205,683
Intangible assets, net  . . . . . . . . . . . . . . . . . . . . .              51,604                   51,665
Other noncurrent assets . . . . . . . . . . . . . . . . . . . . .               1,106                    1,071
                                                                              -------                  -------

         Total assets . . . . . . . . . . . . . . . . . . . . . .            $408,220                 $402,553
                                                                              =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities  . . . . . . . . . .            $ 59,456                 $ 62,444
    Income taxes payable  . . . . . . . . . . . . . . . . . . . .               5,029                    3,012
    Short-term debt . . . . . . . . . . . . . . . . . . . . . . .               4,457                    4,705
    Current portion of long-term debt . . . . . . . . . . . . . .               3,109                    4,108
                                                                              -------                  -------

         Total current liabilities  . . . . . . . . . . . . . . .              72,051                   74,269

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .              95,165                   99,643
Deferred tax liabilities  . . . . . . . . . . . . . . . . . . . .              19,417                   19,400
Other noncurrent liabilities  . . . . . . . . . . . . . . . . . .              23,182                   19,757
                                                                              -------                  -------

         Total liabilities  . . . . . . . . . . . . . . . . . . .             209,815                  213,069
                                                                              -------                  -------

Stockholders' equity:
    Common stock  . . . . . . . . . . . . . . . . . . . . . . . .                 842                      818
    Additional paid-in capital  . . . . . . . . . . . . . . . . .             145,724                  142,453
    Retained earnings . . . . . . . . . . . . . . . . . . . . . .              60,132                   54,316
    Additional minimum pension liability  . . . . . . . . . . . .               (750)                    (750)
    Treasury stock, at cost; 727,138 and 715,447
       shares at respective dates . . . . . . . . . . . . . . . .             (9,909)                  (9,160)
    Shares held in trust  . . . . . . . . . . . . . . . . . . . .             (3,681)                        0
    Cumulative translation adjustment . . . . . . . . . . . . . .               6,047                    1,807
                                                                             --------                 --------

         Total stockholders' equity . . . . . . . . . . . . . . .             198,405                  189,484
                                                                             --------                 --------

         Total liabilities and stockholders' equity . . . . . . .            $408,220                 $402,553
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (unaudited)
                    (in thousands, except per-share amounts)

                                                                                        Three months ended
                                                                                              March 31,
                                                                                       ---------------------
                                                                                        1996           1995
                                                                                        ----           ----
Net revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 93,925         $ 93,389

Operating expenses:
    Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . .            67,459           68,904
    Selling, general and administrative
      expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            12,892           12,167
    Research and development  . . . . . . . . . . . . . . . . . . . . . . .             2,150            1,842
                                                                                      -------          -------
      Total operating expenses  . . . . . . . . . . . . . . . . . . . . . .            82,501           82,913
                                                                                      -------          -------

Operating profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,424           10,476

Other (income) expenses:
    Interest expense - net  . . . . . . . . . . . . . . . . . . . . . . . .             1,792            3,443
    Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                98            (170)
                                                                                      -------          -------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . .             9,534            7,203

Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . .             3,337            2,809
                                                                                      -------          -------

Net income    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  6,197         $  4,394
                                                                                      =======          =======

Weighted average shares outstanding:

         Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7,877            5,792
         Fully diluted  . . . . . . . . . . . . . . . . . . . . . . . . . .             7,887            5,839

Net income per share:

         Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   0.79         $   0.76
                                                                                      =======          =======
         Fully diluted  . . . . . . . . . . . . . . . . . . . . . . . . . .          $   0.79         $   0.75
                                                                                      =======          =======


See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                       Three months ended
                                                                                           March 31,
                                                                                    ----------------------
                                                                                      1996              1995
                                                                                    -------           -------
Cash flows from operations  . . . . . . . . . . . . . . . . . . . . . . . .            12,998         $ 10,791
Changes in assets and liabilities:
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (7,323)          (6,608)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,620)          (2,625)
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .             2,073            1,124
    Accounts payable and accrued liabilities  . . . . . . . . . . . . . . .           (3,075)              637
    Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . .             2,036            2,714
    Other noncurrent assets and liabilities . . . . . . . . . . . . . . . .             (330)          (2,113)
                                                                                      -------          -------
         Net cash provided from operations  . . . . . . . . . . . . . . . .             4,759            3,920
                                                                                       -------         -------

Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .           (7,450)          (8,131)
    Other investing activities  . . . . . . . . . . . . . . . . . . . . . .             (833)                0
                                                                                      -------          -------
         Net cash (used in) investing activities  . . . . . . . . . . . . .           (8,283)          (8,131)
                                                                                      -------          ------

Cash flows from financing activities:
    Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (381)            (271)
   Net decrease in short-term debt  . . . . . . . . . . . . . . . . . . . .             (326)            (144)
    Long-term debt activity (including current portion):
         Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,300           16,625
         Repayments . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (11,828)          (9,700)
    Proceeds from the issuance of common stock  . . . . . . . . . . . . . .             2,179            1,017
    Proceeds from the sale of treasury stock  . . . . . . . . . . . . . . .               367              343
                                                                                      -------          -------
         Net cash (used in) provided from financing activities  . . . . . .           (3,689)            7,870
                                                                                      -------          -------

Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . . .             3,396              665
                                                                                      -------          -------

Net (decrease) increase in cash . . . . . . . . . . . . . . . . . . . . . .           (3,817)            4,324

Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . .             4,841             9,087
                                                                                      -------           -------

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   1,024         $  13,411
                                                                                      =======           =======

Supplemental disclosure:
    Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   1,035         $   3,535
    Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     368         $      19
    Depreciation expense  . . . . . . . . . . . . . . . . . . . . . . . . .         $   5,420         $   5,211

Non-cash financing activities:
    Liabilities established in connection with exercise
       of stock options . . . . . . . . . . . . . . . . . . . . . . . . . .         $   3,681

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

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 1995.

         The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and include material, labor, and overhead. Inventories at March 31, 1996 and December 31, 1995 consist of the following:

                                                           March 31,              December 31,
                                                             1996                    1995
                                                          ----------               ----------
         Finished goods . . . . . . . . . . . . .           $ 30,672                 $ 30,409
         Work in process  . . . . . . . . . . . .             19,505                   19,093
         Raw materials  . . . . . . . . . . . . .             16,828                   15,931
         Fuel oil and supplies  . . . . . . . . .              6,044                    5,801
                                                             -------                  -------
                                                            $ 73,049                 $ 71,234
                                                             =======                  =======

(3)      Earnings Per Common Share

         Earnings per share of common stock are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method. Under the assumption that the July 24, 1995 public offering of 1,725,000 shares, the proceeds of which were used to reduce the Company's outstanding debt, had occurred on January 1, 1995, the pro forma earnings per share for the first quarter of 1995 would have been $0.70.

4)       Future Impact of Recently Issued Accounting Pronouncements

         Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that long-lived assets and certain indentifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted this standard in 1996, with no material impact on the result of operations.

         Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company is required to adopt this standard in 1996. However, no stock options were granted during the first quarter of 1996. The Company has elected the disclosure only option available under this pronouncement.

5)       Short-term Debt

         Short-term debt at March 31, 1996 and December 31, 1995 consists of the following:

                                                                             March 31,              December 31,
                                                                               1996                     1995
                                                                               ----                     ----
         Export financing facility, Italy . . . . . . . . . . . . .          $  3,510                 $  3,645
         Overdraft protection . . . . . . . . . . . . . . . . . . .               947                    1,060
                                                                               ------                   ------
              Total                                                          $  4,457                 $  4,705
                                                                               ======                   ======

6)       Long-term Debt

         Long-term debt at March 31, 1996 and December 31, 1995 consists of the following:

                                                                            March 31,                December 31,
                                                                              1996                      1995
                                                                              ----                      ----
         Bank credit facilities . . . . . . . . . . . . . . . . .            $ 97,000                 $ 102,500
         Capital lease  . . . . . . . . . . . . . . . . . . . . .                  23                        25
         Notes payable  . . . . . . . . . . . . . . . . . . . . .               1,251                     1,226
                                                                              -------                   -------
                   Subtotal . . . . . . . . . . . . . . . . . . .              98,274                   103,751
         Less:  current portion . . . . . . . . . . . . . . . . .               3,109                     4,108
                                                                              -------                   -------
                   Total  . . . . . . . . . . . . . . . . . . . .            $ 95,165                 $  99,643
                                                                              =======                   =======

         The Company met all the bank covenants for the first quarter of 1996.

(7)      Shares Held in Trust

         In 1995, the Company amended its non-qualified deferred compensation plan to permit plan participants to defer receipt of Company stock which would otherwise have been issued to the participants upon the exercise of Company stock options. Such shares are held in trust and thus are included as a reduction of equity. The Company has established a corresponding liability to the plan participants in the amount of $3,681 which is included in other noncurrent liabilities at March 31, 1996.

(8)      Contingencies

         Refer to Form 10-K for the fiscal year ended December 31, 1995, for disclosure of existing contingencies related to environmental issues.

                      CAMBREX CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

RESULTS OF OPERATIONS

Results in the first quarter of 1996 were better than the first quarter of 1995 due to the growth in the pharmaceutical intermediates and performance enhancers sales categories, and to higher operating margins, reduced interest expenses and a lower effective tax rate.

The following table shows the gross revenues of the Company's five product categories, in dollars and as a percentage of the Company's total gross revenues, the net revenues and gross profit for the first quarter 1996 and 1995.

                                                                First Quarter Ended March 31,
                                                      ---------------------------------------------------
                                                             1996                           1995
                                                      -------------------            --------------------
                                                        $              %               $             %
                                                      ----            ---            ----           ---
Pharmaceutical bulk actives . . . . . . . . . . .     $ 27,840         28.8%       $ 28,987        30.2%
Pharmaceutical intermediates  . . . . . . . . . .       19,470         20.1          17,222        17.9
Organic intermediates . . . . . . . . . . . . . .       17,689         18.3          18,706        19.5
Performance enhancers   . . . . . . . . . . . . .       19,447         20.1          18,420        19.2
Polymer systems . . . . . . . . . . . . . . . . .       12,271         12.7          12,743        13.2
                                                        ------         ----          ------        ----
      Total gross revenues  . . . . . . . . . . .     $ 96,717        100.0%       $ 96,078       100.0%
                                                        ======        ======         ======       ======
      Total net revenues  . . . . . . . . . . . .     $ 93,925                     $ 93,389
                                                        ======                       ======
      Total gross profit  . . . . . . . . . . . .     $ 26,466                     $ 24,485
                                                        ======                       ======

The following table shows the gross revenues and gross profit of the Company's five product categories, and gross profit as a percentage of each product category, for the first quarter 1996.

                                                       Gross              Gross                  Gross
                                                      Revenues           Profit $               Profit %
                                                      --------           --------               --------
Pharmaceutical bulk actives . . . . . . . . . . .     $ 27,840            $ 10,124               36.4%
Pharmaceutical intermediates  . . . . . . . . . .       19,470               3,985               20.5
Organic intermediates . . . . . . . . . . . . . .       17,689               2,996               16.9
Performance enhancers . . . . . . . . . . . . . .       19,447               6,136               31.6
Polymer systems . . . . . . . . . . . . . . . . .       12,271               3,225               26.3
                                                        ------              ------               ----
     Total  . . . . . . . . . . . . . . . . . . .     $ 96,717            $ 26,466               27.4%
                                                        ======              ======               ====

Gross revenues in the first quarter 1996 increased to $96,717 compared to $96,078 in the first quarter 1995, with product growth in the pharmaceutical intermediates and performance enhancers categories.

Pharmaceutical bulk actives of $27,840 were $1,147 below the first quarter 1995 due to lower sales of 5-ASA (down $1 million), which is a gastro-intestinal bulk active. The primary customer had over inventoried this product in the fourth quarter 1995 and did not begin taking shipments in 1996 until March.

Pharmaceutical intermediates of $19,470 were $2,248 above the first quarter 1995. An increase in cyclohexenylethlamine sales, which included shipments to a new customer in Asia, was offset by the loss of the PMPA business. Both of these products are sold for use in cough suppressants. The Company does not expect to regain the PMPA business, but has already started to fill this production capacity with other products. Increases also occurred in the cosmetic business due to new customers in Europe as well as increased shipments to current U.S. customers; and in sales of several pharmaceutical actives with a key increase in mandelic acid (used in the manufacture of an antidepressant drug).

Organic intermediates of $17,689 were $1,017 below the first quarter 1995 due to lower sales of 3-Nitro (down $2.6 million), a poultry feed additive. This decrease was due to equipment downtime, other products being made in this facility. The shortfall is expected to be made up in the remainder of the year. The crop protection portion of this sales category increased due to the renegotiation of the 2-cyanopyridine contract. The terms of this contract call for product to be shipped and billed as produced, helping to reduce inventories, and for increased pricing. This resulted in $3.0 million additional sales of inventoried product, that otherwise would have been shipped in future quarters.

Performance enhancers of $19,447 were $1,027 (6%) above the first quarter 1995. Key increases occurred in photographic and specialty additives. EMA, a polymer used in instant film, increased due to the customer's additional inventory requirements. Specialty additives increased due to sales of pyridine derivatives, castor based products and 2 phenylbenzimide (used in film processing).

Polymer systems of $12,271 were $472 lower than the first quarter 1995 due to changes in the telecommunications business. The Buffer Tube business was restructured due to the continually falling prices for fiber optic cable. A new, lower cost gel was developed that will sell at competitive prices. Most customers have switched to this new product. Encapsulants declined due to the loss of a customer and reduced offtake to other customers due to the recent inclement weather. However, encapsulant interest has been strengthening in both South America and Asia. The Engineering plastics were above 1995 with demand continuing to match the Company's capacity to produce. The biomedicals increase was due to new business in Europe and the U.S.

Export sales from U.S. businesses increased to $12,130 in the first quarter 1996, from $7,564 in 1995. International sales, from our European operations, totaled $41,431 as compared with $41,769 in 1995.

Total gross profit of $26,466 increased by $1,981, or 8%, from 1995, due to the higher gross margin percentage (as a percentage of net revenues) which increased to 28% from 26% in 1995. The gross margin improvement was due to production efficiencies, such as bringing in work that was previously tolled externally, decreased raw material costs, and improved product mix. This increase occurred even with the poor weather conditions which caused unscheduled downtime.

Selling, general and administrative expenses as a percentage of net revenues was 16%, up from 15% in the first quarter 1995. The first quarter 1996 expense of $15,042 was $1,033 (7%) above 1995. This increase was due to the start of the Oxford Asymmetry research contract, and added administrative and amortization costs in Europe.

Net interest expense of $1,792 reflected a decrease of $1,651 from 1995. This decline was due to the proceeds of the equity offering which took place in the third quarter of 1995 and additional cash flow from operations used to pay down outstanding loans. The average interest rate was 7.3% in the first quarter 1996 vs. 7.7% in 1995.

The provision for income taxes for the first quarter resulted in an effective rate of 35% versus 39% in the comparable period in 1995. This was due to improved management of foreign taxes including utilization of all available foreign tax credits.

The Company's first quarter net income increased 41% to $6,197 compared with a net income of $4,394 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operations was $4,759 for the first three months of 1996 compared with $3,920 in 1995. Increases in net income and current tax liability were offset by significantly reduced payables/accruals.

Capital expenditures were $7,450 in the first three months of 1996 as compared to $8,131 in the first three months of 1995. The largest expenditure in 1996 was for the purchase of an office building in Italy.

On July 24, 1995, the Company completed a public offering of 1,725,000 shares of newly issued common stock at a price of $38.75 per share. The total proceeds to the Company, net of underwriting discounts and commissions, amounted to $63,497. Proceeds were used to reduce outstanding debt existing under the Company's bank credit agreement.

The Company has undrawn borrowing capacity of approximately $70,765 under the Credit Agreement as of March 31, 1996, which can be used for general corporate purposes. Management is of the opinion that these amounts, together with other available sources of capital, are adequate for meeting the Company's anticipated financing and capital requirements.

During the first quarter 1996, the Company paid cash dividends of $0.05 per share.

The Company uses foreign currency forward exchange contracts to reduce the effect of short-term foreign exchange rate movements on the Company's operating results. The notional amount of these contracts is $42,010 which the Company estimates to be approximately 58% of the foreign currency exposure during the period covered resulting in a deferred currency gain of $1,984 at March 31, 1996. An additional 8% of the foreign currency exposure is protected through export financing.

                          PART II - OTHER INFORMATION
                      CAMBREX CORPORATION AND SUBSIDIARIES

Item 4.  Matters Submitted to a Vote of Securities Holders.

        At the annual meeting of stockholders held on April 25, 1996, Francis
        X. Dwyer, James A. Mack and Dean P. Phypers were elected to hold office as directors of the Company until the 1999 annual meeting of stockholders.

        The stockholders ratified the approval of the 1996 Performance Stock Option Plan and awards thereunder. Of the 7,219,658 shares represented at the meeting, 5,325,912 votes were cast in favor of the ratification, 1,471,447 votes were cast against, and 6,395 abstained.

        In addition, the stockholders ratified the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for 1996. Of the 7,219,658 shares represented at the meeting, 7,050,714 votes were cast in favor of the ratification of the appointment of Coopers & Lybrand L.L.P. as auditors, 13,246 votes were cast against, and 2,910 abstained.

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





Date:    May 10, 1996

                                EXHIBIT INDEX


                Exhibit 11 - Computation of Earnings Per Share

                Exhibit 27 - Financial Data Schedule