Form 10-Q
period 1996-06-30
CAMBREX CORP
filed 1996-08-13
CIK 820081

                                    CONFORMED

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of August 1, 1996, there were 11,636,866 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                       For The Quarter Ended June 30, 1996

                                Table of Contents


                                                                      Page No.
Part I     Financial information

           Condensed consolidated balance sheets as of
           June 30, 1996 and December 31, 1995                            3

           Condensed consolidated income statements
           for the three months and six months ended
           June 30, 1996 and 1995                                         4

           Condensed consolidated statements of
           cash flows for the six months ended
           June 30, 1996 and 1995                                         5

           Notes to condensed consolidated financial
           statements                                                     6 - 8

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  9 - 11

Part II    Other information

           Item 4.  Matters Submitted to a Vote of Securities
                    Holders                                               12

           Item 6.  Exhibits and Reports on Form 8-K                      12

Signatures                                                                13

Exhibit 11 - Computation of Earnings Per Share                            14

Exhibit 27 - Financial Data Schedule                                      15

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                            June 30,       December 31,
                                                              1996             1995
                                                           ---------       -------------
ASSETS
Current assets:
    Cash and cash equivalents .....................        $   5,390         $   4,841
    Trade and other receivables, less allowances
         for doubtful accounts of $1,325 and $1,261
         at respective dates ......................           61,510            58,337
    Inventories ...................................           71,097            71,234
    Deferred tax asset ............................            4,323             4,544
    Other current assets ..........................            4,665             5,178
                                                           ---------         ---------

         Total current assets .....................          146,985           144,134

Property, plant and equipment, net ................          209,794           205,683
Intangible assets, net ............................           51,573            51,665
Other noncurrent assets ...........................            1,102             1,071
                                                           ---------         ---------

         Total assets .............................        $ 409,454         $ 402,553
                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities ......        $  57,569         $  62,444
    Income taxes payable ..........................            8,254             3,012
    Short-term debt ...............................            4,048             4,705
    Current portion of long-term debt .............            4,114             4,108
                                                           ---------         ---------

         Total current liabilities ................           73,985            74,269

Long-term debt ....................................           84,680            99,643
Deferred taxes ....................................           18,283            19,400
Other noncurrent liabilities ......................           23,933            19,757
                                                           ---------         ---------

         Total liabilities ........................          200,881           213,069
                                                           ---------         ---------

Stockholders' equity:
    Common stock ..................................              834               818
    Additional paid-in capital ....................          145,892           142,453
    Retained earnings .............................           67,174            54,316
    Additional minimum pension liability ..........             (750)             (750)
    Treasury stock, at cost; 718,937 and 715,447
       shares at respective dates .................           (8,419)           (9,160)
    Shares held in trust ..........................           (3,681)                0
    Cumulative translation adjustment .............            7,523             1,807
                                                           ---------         ---------

         Total stockholders' equity ...............          208,573           189,484
                                                           ---------         ---------

         Total liabilities and stockholders' equity        $ 409,454         $ 402,553
                                                           =========         =========


See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                    (in thousands, except per-share amounts)

                                               Three months ended           Six months ended
                                                    June 30,                     June 30,
                                             ----------------------      ----------------------
                                               1996          1995          1996          1995
                                             --------      --------      --------      --------

Gross sales ...........................      $ 92,969      $ 90,998      $189,686      $187,076
    Commission, freight, etc ..........         2,291         2,277         4,623         4,327
    Sales, returns and allowances .....           462           655         1,060         1,380
                                             --------      --------      --------      --------

Net sales .............................        90,216        88,066       184,003       181,369
    Other revenues ....................            53           149           191           235
                                             --------      --------      --------      --------
Net revenues ..........................        90,269        88,215       184,194       181,604

Operating expenses:
    Cost of goods sold ................        64,283        63,134       131,742       132,038
    Selling, general and administrative
      expenses ........................        10,329        11,253        23,221        23,420
    Research and development ..........         2,367         1,904         4,517         3,746
                                             --------      --------      --------      --------
      Total operating expenses ........        76,979        76,291       159,480       159,204
                                             --------      --------      --------      --------

Operating profit ......................        13,290        11,924        24,714        22,400

Other (income) expenses:
    Interest expense - net ............         1,672         3,288         3,465         6,731
    Other - net .......................            35           568           132           398
                                             --------      --------      --------      --------

Income before income taxes ............        11,583         8,068        21,117        15,271

Provision for income taxes ............         4,055         2,961         7,392         5,770
                                             --------      --------      --------      --------

Net income ............................      $  7,528      $  5,107      $ 13,725      $  9,501
                                             ========      ========      ========      ========

Weighted average shares outstanding:

         Primary ......................         7,910         5,863         7,894         5,831
         Fully diluted ................         7,928         5,865         7,918         5,848

Net income per share:

         Primary ......................      $   0.95      $   0.87      $   1.74      $   1.63
                                             ========      ========      ========      ========
         Fully diluted ................      $   0.95      $   0.87      $   1.73      $   1.62
                                             ========      ========      ========      ========


See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                       Six months ended
                                                                           June 30,
                                                                    -----------------------
                                                                      1996           1995
                                                                    --------       --------

Cash flows from operations ...................................      $ 27,675       $ 21,621
Changes in assets and liabilities:
    Receivables ..............................................        (1,741)        (7,221)
    Inventories ..............................................           775         (8,600)
    Other current assets .....................................           738         (2,726)
    Accounts payable and accrued liabilities .................        (7,466)          (360)
    Income taxes payable .....................................         5,206            219
    Deferred taxes ...........................................        (1,181)
    Other noncurrent assets and liabilities ..................         4,789            553
                                                                    --------       --------
         Net cash provided from operations ...................        28,795          3,486
                                                                    --------       --------

Cash flows from investing activities:
    Capital expenditures .....................................       (13,516)       (19,998)
    Other investing activities ...............................        (1,309)        (2,235)
                                                                    --------       --------
         Net cash (used in) investing activities .............       (14,825)       (22,233)
                                                                    --------       --------

Cash flows from financing activities:
    Dividends ................................................          (767)          (546)
    Net decrease in short-term debt ..........................          (811)
    Long-term debt activity (including current portion):
         Borrowings ..........................................        13,700         43,974
         Repayments ..........................................       (28,711)       (31,820)
    Proceeds from the issuance of common stock ...............         2,630          2,306
    Proceeds from the sale of treasury stock .................           751            700
                                                                    --------       --------
         Net cash (used in) provided from financing activities       (13,208)        14,614
                                                                    --------       --------

Effect of exchange rate changes on cash ......................          (213)         2,124
                                                                    --------       --------

Net increase (decrease) in cash ..............................           549         (2,009)

Cash at beginning of period ..................................         4,841          9,087
                                                                    --------       --------

Cash at end of period ........................................      $  5,390       $  7,078
                                                                    ========       ========

Supplemental disclosure:
    Interest paid ............................................      $  3,027       $  7,283
    Income taxes paid ........................................      $  2,856       $  2,342
    Depreciation expense .....................................      $ 11,169       $ 10,498

Non-cash financing activities:
    Liabilities established in connection
         with exercise of stock options ......................      $  3,681

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

         The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and include material, labor, and overhead. Inventories at June 30, 1996 and December 31, 1995 consist of the following:

                                                               June 30,                December 31,
                                                                 1996                      1995
                                                               --------                  --------
         Finished goods..............................          $ 30,561                  $ 30,409
         Work in process.............................            18,112                    19,093
         Raw materials...............................            16,187                    15,931
         Fuel oil and supplies.......................             6,237                     5,801
                                                               --------                  --------
                                                               $ 71,097                  $ 71,234
                                                               ========                  ========

(3)      Earnings Per Common Share

         Earnings per common share of common stock are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method. Under the assumption that the July 24, 1995 public offering of 1,725,000 shares, the proceeds of which were used to reduce the Company's outstanding debt, had occurred on January 1, 1995, the pro forma earnings per share for the second quarter of 1995 would have been $0.77 or $1.48 for the first six months of 1995.

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

         Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company has adopted this standard during 1996 and has elected the disclosure option available under this standard. Appropriate disclosure will be included in the 1996 Form 10-K.

(5)      Short-term Debt

         Short-term debt at June 30, 1996 and December 31, 1995 consists of the following:

                                                June 30,     December 31,
                                                  1996          1995
                                                 ------        ------
         Export financing facility, Italy        $3,096        $3,645
         Overdraft protection ...........           952         1,060
                                                 ------        ------
              Total .....................        $4,048        $4,705
                                                 ======        ======

(6)      Long-term Debt

         Long-term debt at June 30, 1996 and December 31, 1995 consists of the following:

                                        June 30,     December 31,
                                         1996           1995
                                         ----           ----

         Bank credit facilities        $ 87,500        $102,500
         Capital lease ........              16              25
         Notes payable ........           1,278           1,226
                                       --------        --------
                   Subtotal ...          88,794         103,751
         Less:  current portion           4,114           4,108
                                       --------        --------
                   Total ......        $ 84,680        $ 99,643
                                       ========        ========

         The Company met all the bank covenants for the first six months of 1996.

 (7)     Share Held in Trust

         In 1995, the Company amended its non-qualified deferred compensation plan to permit plan participants to defer receipt of Company stock which would otherwise have been issued to the participants upon the exercise of Company stock options. Such shares are held in trust and thus are included as a reduction of equity. The Company has established a corresponding liability to the plan participants in the amount of $3,681 which is included in other noncurrent liabilities at June 30, 1996.

(8)      Contingencies

         Refer to Form 10-K for the fiscal year ended December 31, 1995, for disclosure of existing contingencies related to environmental issues.

(9)      Subsequent Event

The Board of Directors approved a three-for-two split of the Company's common stock, $.10 par value, in the form of a 50% stock dividend, effective July 24, 1996.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

RESULTS OF OPERATIONS

Results in the second quarter of 1996 were better than the second quarter of 1995 due to the growth in the gross sales of pharmaceutical intermediates, organic intermediates, and performance enhancers sales categories, and to higher operating margins, reduced interest expense and a lower effective tax rate.

The following table shows the gross revenues of the Company's five product categories, in dollars and as a percentage of the Company's total gross revenues for the second quarter 1996 and 1995. Also shown are the net revenues and gross profit for the second quarter 1996 and 1995.

                                               Second Quarter Ended June 30,
                                    -------------------------------------------------
                                            1996                         1995
                                    --------------------         --------------------
                                       $             %               $            %
                                    -------        -----         -------        -----
Pharmaceutical bulk actives         $22,192         23.9%        $22,390         24.6%
Pharmaceutical intermediates         18,185         19.5          16,298         17.9
Organic intermediates ......         19,636         21.1          18,759         20.6
Performance enhancers ......         19,199         20.7          18,891         20.8
Polymer systems ............         13,757         14.8          14,660         16.1
                                    -------        -----         -------        -----
   Total gross revenues ....        $92,969        100.0%        $90,998        100.0%
                                    =======        =====         =======        =====
   Total net revenues ......        $90,269                      $88,215
                                    =======                      =======
   Total gross profit ......        $25,986                      $25,081
                                    =======                      =======

The following table shows the gross revenues and gross profit of the Company's five product categories and gross profit as a percentage of each product category for the second quarter 1996.

                                      Gross         Gross         Gross
                                    Revenues       Profit $      Profit %
                                    --------       --------      --------
Pharmaceuticals bulk actives        $22,192        $ 6,978        31.4%
Pharmaceutical intermediates         18,185          4,665        25.7
Organic intermediates ......         19,636          4,325        22.0
Performance enhancers ......         19,199          6,571        34.2
Polymer systems ............         13,757          3,447        25.1
                                    -------        -------        ----
   Total ...................        $92,969        $25,986        28.0%
                                    =======        =======        ====

Gross revenues in the second quarter 1996 increased to $92,969 compared to $90,998 in the second quarter 1995 with product growth in the pharmaceutical intermediates, organic intermediates and performance enhancers categories.

Pharmaceutical bulk actives of $22,192 were at the same level as the second quarter 1995. Sales of 5-ASA (a gastro-intestinal bulk active), and sulfasalazine (used in the treatment of ulcerative colitis), were lower than the second quarter 1995 due to postponed orders by customers to help reduce their inventory levels. This decrease was offset by sales of bulk products used in respiratory and central nervous system preparations.

Pharmaceutical intermediates of $18,185 were $1,887 (11%) above the second quarter 1995 due to a $2 million (50%) increase in x-ray contrast intermediates with some of this growth related to a customer's shift in production from Europe to a facility in the U.S., and increases in various other actives for the pharmaceutical industry. This growth was partially offset by the loss of the PMPA business, which is used in cough suppressants and has accounted for 10% of this category's sales.

Organic intermediates of $19,636 were $877 (5%) above the second quarter 1995 due to strength in feed additive and pigment intermediates which more than offset lower shipments of crop protection intermediates. 3-Nitro, a poultry feed additive, which had reduced shipments in the first quarter 1996 due to production problems, was the primary increase as the major customer replenished their inventory.

Performance Enhancers of $19,199 were $308 above the second quarter 1995. Increased sales to photographic and specialty additives markets were offset by reductions in catalyst and polymer products. EMA, used in instant film, increased due to customers' additional requirements. Specialty additives increased over last year due to the continued improvement in sales of pyridine derivatives, including exports to China. Catalyst sales were affected by the loss of a customer due to price competition, and the polymer intermediates were lower following strong sales in the first quarter 1996.

Polymer systems of $13,757 were $903 (6%) lower than the second quarter 1995 due to a loss of business from Lucent (AT&T) and continued weak sales to the telecommunications industry. The demand for new lower cost Bufferite gel continues to improve in the second quarter and sales of DCDPS, a plastic used in high performance applications, continued to match production capacity.

Export sales from U.S. businesses of $13,635 in the second quarter 1996 compared to $13,886 in the second quarter 1995. International sales from our European operations totaled $38,151 for the same period in 1996 as compared with $34,533 in 1995.

Total gross profit of $25,986 increased by $905, or 4%, from 1995 due to the higher gross margin percentage which increased to 28% from 27.6%. The gross margin improvement was due to production efficiencies, increased plant throughput and improved product mix.

Selling, general and administrative expenses as a percentage of net revenues was 13.7%, down from 14.5% in the second quarter 1995. The second quarter 1996 expense of $12,696 was $461 (3%) below 1995. This decrease was due to the recovery of legal expenses of $1.1 million offset by the increased research costs associated with the Oxford Asymmetry contract.

Net interest expense of $1,672 reflected a decrease of $1,616 from 1995. This decline was due to the reduction of the outstanding debt, due to payments made from the proceeds of the equity offering which took place in the third quarter of 1995. Additionally, excess cash from operations was used to pay down outstanding loans. The average interest rate was 7.3% in the second quarter 1996 vs. 7.7% in 1995.

The effective tax rate for the second quarter 1996 was 35% versus 36.7% in the comparable period in 1995, due to continued improved management of foreign taxes including utilization of all available foreign tax credits.

The Company's second quarter net income increased 47% to $7,528 compared with a net income of $5,107 in the second quarter 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operations was $28,795 for the first six months 1996 compared with $3,486 in 1995. The key to the increased cash flow was the improved earnings and the leveling of the accounts receivable and inventory in this six month period versus a large increase in the comparable period in 1995.

Capital expenditures were $13,516 in the first six months 1996 as compared to $19,998 in the first six months of 1995. The largest expenditure in 1996 was for the purchase of the headquarters office building by Profarmaco, the Cambrex Italian subsidiary.

On July 24, 1995, the Company completed a public offering of 1,725,000 shares of newly issued common stock at a price of $38.75 per share. The total proceeds to the Company, net of underwriting discounts and commissions, amounted to $63,497. Proceeds were used to reduce outstanding debt existing under the Company's bank credit agreement.

The Company has undrawn borrowing capacity of approximately $80,265 under the Credit Agreement as of June 30, 1996, which can be used for general corporate purposes. Management is of the opinion that these amounts, together with other available sources of capital, are adequate for meeting the Company's anticipated financing and capital requirements.

During the second quarter 1996, the Company paid cash dividends of $0.05 per share.

The Company uses foreign currency forward exchange contracts to reduce the effect of short-term foreign exchange rate movements on the Company's operating results. The notional amount of these contracts is $33,420 which the Company estimates to be approximately 45% of the foreign currency exposure during the period covered resulting in a deferred currency gain of $2,520 at June 30, 1996. An additional 5% of the foreign currency exposure is protected through export financing.

SUBSEQUENT EVENT

The Board of Directors approved a three-for-two split of the Company's common stock, $.10 par value, in the form of a 50% stock dividend, effective July 24, 1996.

                           PART II - OTHER INFORMATION
                      CAMBREX CORPORATION AND SUBSIDIARIES



Item 4.  Matters Submitted to a Vote of Securities Holders.

         Refer to Form 10-Q for the quarterly period ended March 31, 1996.

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


Date:    August 13,1996

EXHIBIT INDEX
- -------------


Exhibit No.                        Description
- ----------                         -----------
EX-11                              Computation of per earning shares
EX-27                              Financial Data Schedule