Form 10-Q
period 1996-09-30
CAMBREX CORP
filed 1996-11-12
CIK 820081

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             for the transition period from __________ to __________
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         As of November 1, 1996, there were 11,686,828 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                    For The Quarter Ended September 30, 1996

                                Table of Contents


                                                                        Page No.
                                                                        --------
Part I                     Financial information

                  Condensed consolidated balance sheets as of
                  September 30, 1996 and December 31, 1995                3

                  Condensed consolidated income statements
                  for the three months and nine months ended
                  September 30, 1996 and 1995                             4

                  Condensed consolidated statements of
                  cash flows for the nine months ended
                  September 30, 1996 and 1995                             5

                  Notes to condensed consolidated financial
                  statements                                              6 - 8

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           9 - 12

Part II           Other information

                  Item 4.  Matters Submitted to a Vote of Securities
                           Holders                                        13

                  Item 6.  Exhibits and Reports on Form 8-K               13

Signatures                                                                14

Exhibit 11 - Computation of Earnings Per Share                            15

Exhibit 27 - Financial Data Schedule                                      16

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                          September 30,      December 31,
                                                              1996               1995
                                                            ---------         ---------
ASSETS
Current assets:
    Cash and cash equivalents ......................        $   8,342         $   4,841
    Trade and other receivables, less allowances
         for doubtful accounts of $1,273 and $1,261
         at respective dates .......................           51,826            58,337
    Inventories ....................................           66,055            71,234
    Deferred tax asset .............................            4,195             4,544
    Other current assets ...........................            5,115             5,178
                                                            ---------         ---------

         Total current assets ......................          135,533           144,134

Property, plant and equipment, net .................          212,152           205,683
Intangible assets, net .............................           50,443            51,665
Other noncurrent assets ............................            1,529             1,071
                                                            ---------         ---------

         Total assets ..............................        $ 399,657         $ 402,553
                                                            =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities .......        $  52,467         $  62,444
    Income taxes payable ...........................           10,357             3,012
    Short-term debt ................................            2,437             4,705
    Current portion of long-term debt ..............            4,276             4,108
                                                            ---------         ---------

         Total current liabilities .................           69,537            74,269

Long-term debt .....................................           72,581            99,643
Deferred taxes .....................................           18,258            19,400
Other noncurrent liabilities .......................           23,239            19,757
                                                            ---------         ---------

         Total liabilities .........................          183,615           213,069
                                                            ---------         ---------

Stockholders' equity:
    Common stock ...................................              837               818
    Additional paid-in capital .....................          145,906           142,453
    Retained earnings ..............................           72,793            54,316
    Additional minimum pension liability ...........             (750)             (750)
    Treasury stock, at cost; 1,067,092 and 1,073,168
       shares* at respective dates .................           (8,276)           (9,160)
    Shares held in trust ...........................           (3,681)                0
    Cumulative translation adjustment ..............            9,213             1,807
                                                            ---------         ---------

         Total stockholders' equity ................          216,042           189,484
                                                            ---------         ---------

         Total liabilities and stockholders' equity         $ 399,657         $ 402,553
                                                            =========         =========

*Per share data and shares outstanding reflect adjustment for 50% stock dividend in July, 1996
See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                    (in thousands, except per-share amounts)

                                                    Three months ended                 Nine months ended
                                                       September 30,                      September 30,
                                                  ----------------------            -----------------------
                                                  1996              1995            1996               1995
                                                  ----              ----            ----               ----

Gross sales ...........................        $  88,318         $  90,138        $ 278,004         $ 277,214
    Commissions, freight, etc .........            2,070             2,264            6,693             6,591
    Sales, returns and allowances .....              184               606            1,244             1,986
                                               ---------         ---------        ---------         ---------

Net sales .............................           86,064            87,268          270,067           268,637
    Other revenues ....................              (18)              117              173               352
                                               ---------         ---------        ---------         ---------

Net revenues ..........................           86,046            87,385          270,240           268,989

Operating expenses:
    Cost of goods sold ................           61,044            62,337          192,787           194,375
    Selling, general and administrative
      expenses ........................           12,112            11,757           35,332            35,177
    Research and development ..........            2,180             1,765            6,697             5,511
                                               ---------         ---------        ---------         ---------
      Total operating expenses ........           75,336            75,859          234,816           235,063
                                               ---------         ---------        ---------         ---------

Operating profit ......................           10,710            11,526           35,424            33,926

Other (income) expenses:
    Interest expense - net ............            1,508             2,531            4,974             9,262
    Other - net .......................             (183)            1,185              (52)            1,583
                                               ---------         ---------        ---------         ---------

Income before income taxes ............            9,385             7,810           30,502            23,081

Provision for income taxes ............            3,284             2,804           10,676             8,574
                                               ---------         ---------        ---------         ---------

Net income ............................        $   6,101         $   5,006        $  19,826         $  14,507
                                               =========         =========        =========         =========

Weighted average shares outstanding*:

         Primary ......................           11,907            11,016           11,864             9,500
         Fully diluted ................           11,918            11,018           11,889             9,548

Net income per share*:

         Primary ......................        $    0.51         $    0.45        $    1.67         $    1.53
                                               =========         =========        =========         =========
         Fully diluted ................        $    0.51         $    0.45        $    1.67         $    1.52
                                               =========         =========        =========         =========

*Per share data and shares outstanding reflect adjustment for 50% stock dividend in July, 1996.
See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                            Nine months ended
                                                                              September 30,
                                                                      ---------------------------
                                                                         1996              1995
                                                                      ---------         ---------

Cash flows from operations ...................................        $  40,082         $  34,347
Changes in assets and liabilities:
    Receivables ..............................................            6,240            (4,458)
    Inventories ..............................................            5,892           (10,570)
    Other current assets .....................................               79                55
    Accounts payable and accrued liabilities .................          (11,638)            3,665
    Income taxes payable .....................................            7,282              (697)
    Other noncurrent assets and liabilities ..................            2,965              (290)
                                                                      ---------         ---------
         Net cash provided from operations ...................           50,902            22,052
                                                                      ---------         ---------

Cash flows from investing activities:
    Capital expenditures .....................................          (21,080)          (31,438)
    Other investing activities ...............................           (1,320)           (2,018)
                                                                      ---------         ---------
         Net cash (used in) investing activities .............          (22,400)          (33,456)
                                                                      ---------         ---------

Cash flows from financing activities:
    Dividends ................................................           (1,349)             (918)
    (Decrease)/increase in short-term debt ...................           (2,427)            1,111
    Long-term debt activity (including current portion):
         Borrowings ..........................................           28,100            60,209
         Repayments ..........................................          (55,207)         (114,601)
    Proceeds from the issuance of common stock ...............            3,161            66,082
    Proceeds from the sale of treasury stock .................            1,195             1,072
                                                                      ---------         ---------
         Net cash (used in)/provided from financing activities          (26,527)           12,955
                                                                      ---------         ---------

Effect of exchange rate changes on cash ......................            1,526            (3,484)
                                                                      ---------         ---------

Net increase/(decrease) in cash ..............................            3,501            (1,933)

Cash at beginning of period ..................................            4,841             9,087
                                                                      ---------         ---------

Cash at end of period ........................................        $   8,342         $   7,154
                                                                      =========         =========

Supplemental disclosure:
    Interest paid ............................................        $   5,527         $  10,026
    Income taxes paid ........................................        $   3,600         $   5,205
    Depreciation expense .....................................        $  17,090         $  15,973

Non-cash financing activities:
    Liabilities established in connection
    with exercise of stock options ...........................        $   3,681

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

         The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and include material, labor, and overhead. Inventories at September 30, 1996 and December 31, 1995 consist of the following:

                                            September 30,     December 31,
                                                 1996             1995
                                               -------          -------
         Finished goods .............          $28,838          $30,409
         Work in process ............           14,835           19,093
         Raw materials ..............           14,619           15,931
         Fuel oil and supplies ......            7,763            5,801
                                               -------          -------
                                               $66,055          $71,234
                                               =======          =======

(3)      Earnings Per Common Share

         Earnings per common share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method. Under the assumption that the July 24, 1995 public offering of 2,587,500 shares, the proceeds of which were used to reduce the Company's outstanding debt, had occurred on January 1, 1995, the pro forma earnings per share for the third quarter of 1995 would have been $0.44 or $1.42 for the first nine months of 1995.

The Board of Directors approved a three-for-two stock split of the Company's stock, $.10 par value, in the form of a 50% stock dividend, effective July 24, 1996. Per share data and shares outstanding reflect this adjustment.

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

5)       Short-term Debt

         Short-term debt at September 30, 1996 and December 31, 1995 consists of the following:

                                                September 30,  December 31,
                                                    1996          1995
                                                    ----          ----

         Export financing facility, Italy .        $2,437        $3,645
         Overdraft protection .............            --         1,060
                                                   ------        ------
              Total .......................        $2,437        $4,705
                                                   ======        ======

6)       Long-term Debt

         Long-term debt at September 30, 1996 and December 31, 1995 consists of the following:

                                            September 30,    December 31,
                                                1996             1995
                                                ----             ----

         Bank credit facilities .....         $ 75,500         $102,500
         Capital lease ..............               14               25
         Notes payable ..............            1,343            1,226
                                              --------         --------
                   Subtotal .........           76,857          103,751
         Less:  current portion .....            4,276            4,108
                                              --------         --------
                   Total ............         $ 72,581         $ 99,643
                                              ========         ========

         The Company met all the bank covenants for the first nine months of 1996.

7)       Share Held in Trust

         In 1995, the Company amended its non-qualified deferred compensation plan to permit plan participants to defer receipt of Company stock which would otherwise have been issued to the participants upon the exercise of Company stock options. Such shares are held in trust and thus are included as a reduction of equity. The Company has established a corresponding liability to the plan participants in the amount of $3,681 which is included in other noncurrent liabilities at September 30, 1996.

 8)      Contingencies

         Refer to Form 10-K for the fiscal year ended December 31, 1995, for disclosure of existing contingencies related to environmental issues.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


RESULTS OF OPERATIONS

The third quarter 1996 results were better than the third quarter of 1995 due to growth in the gross sales of performance enhancers and pharmaceutical bulk actives, which generated gross margins of 32%, and to lower interest expense and a lower effective tax rate.

The following table shows the gross revenues of the Company's five product categories, in dollars and as a percentage of the Company's total gross revenues for the third quarter 1996 and 1995. Also shown are the net revenues and gross profit for the third quarter 1996 and 1995.

                                                   Third Quarter Ended September 30,
                                              ------------------------------------------
                                                     1996                  1995
                                              -----------------      -------------------
                                                 $            %          $            %
Pharmaceutical bulk actives.................  $ 23,993      27.2%    $ 23,248       25.8%
Pharmaceutical intermediates................    15,199      17.2       18,226       20.2
Organic intermediates.......................    15,746      17.8       19,230       21.3
Performance enhancers.......................    19,432      22.0       15,400       17.1
Polymer systems.............................    13,948      15.8       14,034       15.6
                                                ------      ----       ------       ----

   Total gross revenues.....................   $88,318     100.0%     $90,138      100.0%
                                                ======     =====       ======      =====

   Total net revenues.......................   $86,046                $87,385
                                                ======                 ======
   Total gross profit.......................   $25,002                $25,048
                                                ======                 ======

The following table shows the gross revenues and gross profit of the Company's five product categories and gross profit as a percentage of each product category for the third quarter 1996.


                                                Gross       Gross     Gross
                                               Revenues    Profit $  Profit %
                                               --------    --------  --------
Pharmaceuticals bulk actives................    $23,993    $ 7,655    31.9%
Pharmaceutical intermediates................     15,199      3,371    22.2
Organic intermediates.......................     15,746      3,272    20.8
Performance enhancers.......................     19,432      6,246    32.1
Polymer systems.............................     13,948      4,458    32.0
                                                 ------     ------    ----
   Total....................................    $88,318    $25,002    28.3%
                                                 ======     ======    ====

Gross revenues for the third quarter 1996 decreased to $88,318 compared to $90,138 in the third quarter 1995. Decreased sales in the pharmaceutical intermediates and organic intermediates categories offset the stronger sales in the performance enhancers and pharmaceutical bulk actives categories.

Pharmaceuticals bulk actives of $23,993 were $745 (3%) above the third quarter 1995. Sales of 5-ASA (a gastro-intestinal bulk active) was higher than the third quarter 1995 due to a recovery of demand by a major customer. Increased demand for cardiovascular and respiratory bulk actives offset lower demand for endocrine and central nervous system preparations.

Pharmaceutical intermediates of $15,199 were $3,027 (17%) below the third quarter 1995 due to the effect of the loss of the PMPA business, which is used in cough suppressants, and has accounted for 10% of this category's sales. In addition, reduced demand and change in the order pattern by a major customer for other dextromethorphan intermediates contribute to the decrease.

Organic intermediates of $15,746 were $3,484 (18%) below the third quarter 1995 due to weakness in the feed grade Vitamin B3 markets. This market continues to be affected by competitive pricing. Sales of 2-cyanopyridine, used in crop protection products, was lower due to a change in the order pattern of a major customer.

Performance Enhancers of $19,432 were $4,032 (26%) above the third quarter 1995. This product category had increased sales to the polymer, specialty additives and catalyst markets. THPE, used as a cross linker for polycarbonate plastics, increased due to both a timing difference in production campaigns at our facility and wider usage of the product by a major customer. Specialty additives increased over last year due to the continued improvement in sales of pyridine derivatives to various export markets. Catalyst sales were affected by the increased demand for Vitride, a reducing agent used in the pharmaceutical industry.

Polymer systems of $13,948 were at the same level as the third quarter 1995. Increased sales of castor based products to a major coatings manufacturer were offset by lower sales of DCDPS, a plastic used in high performance applications.

Export sales from U.S. businesses of $11,670 in the third quarter 1996 compared to $14,487 in the third quarter 1995 as a result of significantly lower sales to Europe due to both the timing of customer orders and the competitive pricing in the feed grade market. International sales from our European operations totaled $37,515 for the same period in 1996 as compared with $35,756 in 1995.

Total gross profit of $25,002 was at the same level as the third quarter 1995, even with a 2% reduction in sales, due to the higher gross margin percentage which increased to 28.3% from 27.8%. The gross margin improvement was due to increased plant throughput, improved product mix and price increases.

Selling, general and administrative expenses, inclusive of research and development, as a percentage of gross sales was 16.2%, up from 15.0% in the third quarter 1995. The third quarter 1996 expense of $14,292 was $770 (6%) above 1995, due to increased research costs of $0.4 million (including the Oxford Asymmetry contract) and additional administration costs of $0.3 million at our Nordic facility.

Net interest expense of $1,508 reflected a decrease of $1,023 from 1995 due to the reduction of the outstanding debt from the proceeds of the equity offering which took place in the third quarter of 1995, and to excess cash from operations which was used to pay down outstanding loans by an additional $39 million. The average interest rate was 7.6% in the third quarter 1996 vs. 7.5% in 1995.

Other expense in the third quarter 1995 included losses on foreign exchange. In 1996, these losses did not occur and other expense decreased by $1.2 million.

The Company's third quarter net income increased 22% to $6,101 compared with a net income of $5,006 in the third quarter 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operations was $50,902 for the first nine months of 1996 compared with $22,052 in 1995. The increase in the cash flow is a result of increased earnings and efforts to reduce accounts receivables and inventories. In addition, income taxes payable has increased. The cash flow is offset by a significant decrease in accounts payable and accrued liabilities.

Capital expenditures were $21,080 in the first nine months 1996 as compared to $31,400 in the first nine months 1995. The largest expenditures in 1996 include the purchase of the headquarters office building by Profarmaco, the Cambrex Italian subsidiary, and the construction of the Tolterodine facility by Nordic Synthesis, the Cambrex Swedish subsidiary.

On July 24, 1995, the Company completed a public offering of 2,587,500 shares of newly issued common stock at a price of $25.83 per share. The total proceeds to the Company, net of underwriting discounts and commissions, amounted to $63,497. Proceeds were used to reduce outstanding debt existing under the Company's bank credit agreement.

Effective July 24, 1996, the Board of Directors approved a three-for-two split of the Company's common stock, $.10 par value, in the form of a 50% stock dividend.

The Company has undrawn borrowing capacity of approximately $91,265 under the Credit Agreement as of September 30, 1996, which can be used for general corporate purposes. Management is of the opinion that these amounts, together with other available sources of capital, are adequate for meeting the Company's anticipated financing and capital requirements.

During the third quarter 1996, the Company paid cash dividends of $0.05 per share.

The Company uses foreign currency forward exchange contracts to reduce the effect of short-term foreign exchange rate movements on the Company's operating results. The Company estimates its foreign currency exposure to be $68,284 at September 30, 1996, of which $28,512 is hedged through forward exchange contracts. Such forward contracts result in a deferred currency gain of $1,689 at September 30, 1996. An additional $2,437 of the foreign currency exposure is protected through export financing.

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


                                             CAMBREX CORPORATION



                                        By   /s/ Peter Tracey
                                             -----------------------------------
                                             Peter Tracey
                                             Vice President
                                             (On behalf of the Registrant and
                                             as the Registrant's Principal
                                             Financial Officer)



Date:    November 11, 1996