Form 10-K
period 1996-12-31
CAMBREX CORP
filed 1997-03-21
CIK 820081

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                TO

                           COMMISSION FILE NUMBER 1-10638

                            -----------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $366,359,752 as of February 28, 1997.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of February 28, 1997, there were 11,745,296 shares outstanding of the registrant's Common Stock, $.10 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 1997 Annual Meeting are incorporated by reference into Part III of this report.

================================================================================

                                     PART I

ITEM 1 -- BUSINESS.

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

     In order to manage a business with a large number of products and a dynamic business mix, the Company runs a decentralized organization. The business is conducted by eight subsidiary organizations headed by an experienced business manager. Each subsidiary controls all the resources required for the success of its business and is responsible for its financial performance. Cambrex provides oversight of the subsidiaries and, where performance is considered unsatisfactory, becomes directly involved to help correct any deficiencies. It also provides support services that are not fundamental to the success of the subsidiaries' business endeavors; such services include finances, risk management, and pension and benefits management.

     Important objectives of the Company are to expand its operations through internal growth and to make strategic acquisitions of product lines, technology and companies that have substantial positions in niche markets.

     On October 12, 1994, the Company completed the acquisition of the stock of Nobel's Pharma Chemistry Business ("Nordic/Profarmaco") from Akzo Nobel for $130,300. The business consists of Nobel Chemicals AB (now Nordic Synthesis AB., "Nordic") in Karlskoga, Sweden, Profarmaco Nobel S.r.1. (now Profarmaco S.r.1., "Profarmaco") in Milan, Italy and sales companies in Germany, England and the United States. Nordic and Profarmaco manufacture fine chemical intermediates and bulk active ingredients for pharmaceutical products.

     On January 31, 1994, Cambrex purchased substantially all of the assets of Hexcel Corporation's Fine Chemicals Business located in Middlesbrough, England, for $7,400 and the assumption of certain current liabilities in the amount of $2,100. The business, now known as Seal Sands Chemicals, Ltd. ("Seal Sands"), manufactures chemical intermediates used in the pharmaceutical, photographic, water treatment, health care, and plastics industries. On May 27, 1994, the Company purchased the Topanol product line from Zeneca Limited to complement the Seal Sands operation for $4,600.

---------------

(dollars in thousands, except share data)

PRODUCTS

     The following table sets forth for the periods indicated information concerning gross sales from the Company's five product categories:

                                                          YEARS ENDED DECEMBER 31,
                                                     -----------------------------------
                                                       1996         1995        1994(1)
                                                     ---------    ---------    ---------
        Pharmaceutical bulk actives................  $  97,582    $  96,827    $  23,774
        Pharmaceutical intermediates...............     71,202       69,097       48,861
        Organic intermediates......................     73,049       77,792       64,472
        Performance enhancers......................     75,632       69,973       59,210
        Polymer systems............................     52,014       54,381       53,366
                                                      --------     --------     --------
        Gross sales................................  $ 369,479    $ 368,070    $ 249,683
                                                      ========     ========     ========

---------------

(1) Sales from Seal Sands, acquired in January 1994, and Nordic and Profarmaco, acquired in October 1994, are included from the date of acquisition.

     The Company manufactures and markets a broad line of specialty chemicals. It uses its technical expertise in a wide range of chemical processes to meet the needs of its customers for high quality products for specialized applications. These applications include: pharmaceutical bulk actives produced under Food and Drug Administration (FDA) regulation for use in prescription and over-the-counter drug products; pharmaceutical intermediates produced in current Good Manufacturing Practices (cGMP) facilities for use in the production of pharmaceuticals, cosmetics, food additives and other healthcare products; organic intermediates used in the production of herbicides, insecticides, feed additives, pigments, and other complex organic molecules; performance enhancers which are complex chemicals designed to impart special properties when small quantities are included in the formulation of specific products; and polymer systems which are monomers or two component polymer systems for use in small volume, high performance applications.

     Pharmaceutical bulk actives. Pharmaceutical products are classified into nine therapeutic product groups. Cambrex sells products in six of these principal product groups: (1) gastro-intestinal preparations, (2) cardiovascular, (3) respiratory products, (4) central nervous system, (5) anti-inflammatory, and (6) other actives, including anti-infective, endocrine products, immunology, diuretics and other preparations. These products are sold to a diverse group of more than 400 customers with one customer accounting for 12% of 1996 sales in this category. Many of these products are also sold through agents.

     Products in this category are manufactured under FDA registration for use as the active ingredients in prescription and over-the-counter drugs.

     This table summarizes the gross sales for this product category:

                                                                                     %
                                                 1996        1995      CHANGE      CHANGE
                                               --------    --------    -------     ------
        Gastro-intestinal....................  $ 31,503    $ 31,928    $  (425)       (1)%
        Cardiovascular.......................    21,806      20,229      1,577         8
        Respiratory..........................     9,409       6,951      2,458        35
        Central Nervous System...............     8,809       8,903        (94)       (1)
        Anti-inflammatory....................     7,966       8,343       (377)       (5)
        Other Actives........................    18,089      20,473     (2,384)      (12)
                                                -------     -------    -------       ---
                                               $ 97,582    $ 96,827    $   755         1%
                                                =======     =======    =======       ===

     Cardiovascular bulk actives increased mainly due to the sales of a product to new countries as well as new customers. Respiratory actives were 35% above prior year due to a 66% increase in one product with increased U.S. market demands. Gastro-intestinal products were affected by the ordering pattern of a major customer

---------------

(dollars in thousands, except share data) for sulfasalazine/mesalamine, used to treat ulcerative colitis. Other actives were below 1995 due to reduced sales of endocrine bulk actives.

     Pharmaceutical intermediates. This category consists of four product groups: (1) intermediates used in the manufacture of vitamins and other health care products, (2) x-ray contrast media intermediates, (3) intermediates for the cosmetic industry, and (4) other pharmaceutical intermediates. These products are sold to approximately 700 customers, with no one customer accounting for over 10% of 1996 sales in this category. These products are mainly produced in cGMP facilities.

     This table summarizes the gross sales for this product category:

                                                                                     %
                                                 1996        1995      CHANGE      CHANGE
                                               --------    --------    -------     ------
        Health...............................  $ 19,548    $ 20,003    $  (455)       (2)%
        X-Ray Media..........................    21,552      18,372      3,180        17
        Cosmetics............................     6,609       6,411        198         3
        Other Pharmaceutical Intermediates...    23,493      24,311       (818)       (3)
                                                -------     -------    -------       ---
                                               $ 71,202    $ 69,097    $ 2,105         3%
                                                =======     =======    =======       ===

     X-ray media products increased 17% mainly due to U.S. sales of 5-NIPA compounds to a customer who was in the process of shifting its production to the U.S. markets. Other pharmaceutical intermediates were adversely affected by the loss of a contract to manufacture PMPA for the dextromethorphan market (used in over-the-counter cough suppressants), and the reduced sales of various other intermediates used in dextromethorphan products. During 1996, a customer prematurely terminated a five-year supply agreement for the manufacture of PMPA which extended through 1999. As a result of the premature termination, the Company reached a settlement agreement with the particular customer whereby the Company would receive payments during 1996 and for the next three years. The Company recognized income, net of related costs, of approximately $1,100 during the three months ended December 31, 1996. The introduction of an advanced intermediate of a new protease inhibitor for AIDS treatment partially offsets the decrease attributed to the lost sales of PMPA.

     Organic intermediates. This category consists of three product groups: (1) feed additives (2) intermediates used for crop protection chemicals, and (3) pigment intermediates. These products are sold to approximately 200 customers. Two customers accounted for 25% and 18% of 1996 sales in this category.

     This table summarizes the gross sales for this product category:

                                                                                     %
                                                 1996        1995      CHANGE      CHANGE
                                               --------    --------    -------     ------
        Feed additives.......................  $ 29,889    $ 37,387    $(7,498)      (20)%
        Crop Protection......................    31,671      30,454      1,217         4
        Pigment Intermediates................    11,489       9,951      1,538        15
                                                -------     -------    -------       ---
                                               $ 73,049    $ 77,792    $(4,743)       (6)%
                                                =======     =======    =======       ===

     Feed additives decreased 20% due to reduced pricing and increased competition in the feedgrade Vitamin B3 markets, and to lower organo-arsenical feed additives as a result of escalated grain prices and increased price competition to end-users. The crop protection intermediates increase was due to the renegotiaton of a contract for a pyridine derivative used in the herbicide market. Pyridine, which is the largest product in crop protection, was down from 1995, as the major customer took product at 1993 levels after two years at above contract levels. Pigment intermediates were 15% above 1995 levels due to increased market share of PNBA, a pigment used primarily in dyes and UV protection agents.

---------------

(dollars in thousands, except share data)

     Performance enhancers: These products are complex chemicals designed to impart special properties, such as flame retardancy or rapid curing, when small quantities are included in the formulation of specific products. This category consists of five product groups: (1) specialty additives, (2) catalysts, (3) polymers, (4) photographic chemicals, and (5) additives for the fuel/oil industry. These products are sold to approximately 1,300 customers with no one customer accounting for over 10% of 1996 sales in this category.

     This table summarizes the gross sales for this product category:

                                                                                     %
                                                 1996        1995      CHANGE      CHANGE
                                               --------    --------    -------     ------
        Specialty Additives..................  $ 22,870    $ 16,210    $ 6,660        41%
        Catalysts............................    15,833      16,985     (1,152)       (7)
        Polymers.............................    16,084      15,722        362         2
        Photographic.........................    12,326      12,197        129         1
        Fuel/Oil.............................     8,519       8,859       (340)       (4)
                                                -------     -------    -------       ---
                                               $ 75,632    $ 69,973    $ 5,659         8%
                                                =======     =======    =======       ===

     This category includes increases in specialty additives of 41% from 1995 primarily due to a 33% increase in sales of pyridine derivatives to world markets and customers not previously served. Photographic products were affected by a customer requiring additional inventory of a polymer used in instant film. Sales of catalysts were affected by reduced demand for products to the dextromethorphan markets.

     Polymer systems: The products in this category are monomers or two component polymer systems for use in small volume, high performance applications. This category consists of four product groups: (1) telecommunications and electronics industries, (2) coatings, (3) high performance engineering plastics, and (4) biomedical. Polymer systems are sold to an estimated 400 customers with no one customer accounting for over 10% of 1996 sales in this category.

     This table summarizes the gross sales for this product category:

                                                                                     %
                                                 1996        1995      CHANGE      CHANGE
                                               --------    --------    -------     ------
        Telecommunications...................  $ 18,809    $ 23,710    $(4,901)      (21)%
        Coatings.............................    19,138      17,574      1,564         9
        Engineering plastics.................     8,179       8,093         86         1
        Biomedical...........................     5,888       5,004        884        18
                                                -------     -------    -------       ---
                                               $ 52,014    $ 54,381    $(2,367)       (4)%
                                                =======     =======    =======       ===

     Telecommunications products decreased 21% primarily as a result of the Company's strategic decision to no longer provide product to AT&T. Sales of Bufferite fiber optic gels to other customers also declined as products were reformulated to provide lower cost products, while improving the Company's margins. Coatings increases were due to sales of castor oil based products to a major paint manufacturer. Biomedicals grew 18% due to price increases and growth at a major customer, as a result of higher demand for their end-use products. Engineering plastics were at the same level as prior year.

MARKETING AND DISTRIBUTION

     The Company's pharmaceutical bulk actives and pharmaceutical intermediates are generally high value, low volume products requiring significant technical efforts for the development and manufacture. Marketing generally requires significant cooperative effort between a small highly trained marketing staff, a technical staff who can assess the technical fit and estimate manufacturing economics, and the business management to determine the strategic and business fit. Such a process may take from two to five years before a commercial product is fully established. Because of this long lead time and the complexity of the technical efforts, these

---------------

(dollars in thousands, except share data) are usually long-term relationships with major corporations who become significant customers. Sales of established products may be handled by agents in those areas where direct sales efforts are uneconomic.

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

     Pyridine, which accounted for 8%, 8% and 13% of gross revenues in 1996, 1995 and 1994, respectively, is produced by the Company by a process involving the high temperature reaction of acetaldehyde, formalin and ammonia. Acetaldehyde is available from two suppliers in North America. The price of acetaldehyde decreased approximately 11% during 1996 after increasing 15% during 1995. Formalin's feedstock is methanol, which is also used by the petro-chemical industry in the manufacture of methyl-tert-butyl-ether (MTBE). In 1994 and 1995, the production of and demand for MTBE had increased rapidly in connection with its use as a gasoline additive. This increased demand had caused the price of formalin to increase by approximately 50% in 1994 and an additional 23% in 1995. As methanol prices have decreased in 1996, however, the pricing of formalin has declined by 28% to below 1994 levels. Ammonia is widely available, and the cost of ammonia decreased by 4% in 1996.

     The Company obtains acetaldehyde and formalin pursuant to long-term supply contracts under which the price for the raw material adjusts to market conditions, with a time lag. The Company sometimes has difficulty passing on price increases to its customers, particularly if the increases are precipitous rather than general.

     The other key raw materials used by the Company are advanced organic intermediates and generally have been in adequate supply from multiple suppliers.

RESEARCH AND DEVELOPMENT

     The Company's research and development program is designed to increase the Company's competitiveness through improving its technology and developing processes for the manufacture of new products to meet customer requirements. The goals are to improve the Company's manufacturing processes so as to reduce costs, improve quality and increase capacity; and to identify market opportunities which warrant a significant technical effort, and offer the prospects of a long-term, profitable business relationship. Research and development activities are performed at most of the Company's manufacturing facilities in both the United States and Europe. Eighty-five employees are involved directly in research and development activities worldwide. In November 1995, the Company formed a strategic alliance with Oxford Asymmetry, Ltd.

---------------

(dollars in thousands, except share data)

(located near Oxford in the United Kingdom). The Company will commercialize technologies and products developed by Oxford Asymmetry, and provides financial support for their research and development group. The Company provides Oxford Asymmetry with $1,000 per year which is included in research and development expense for the year ended December 31, 1996. In addition, the Company will be required to pay royalties to Oxford Asymmetry for any technology licensed. In February, 1997, the Company signed a cooperative agreement with Albany Molecular Research, Inc. of Albany, New York. The Company will provide Albany Molecular Research financial support at a minimum of $2,340 over the next three years to develop processes specifically designated to fit into the Company's cGMP manufacturing facilities.

     The Company spent approximately $9,200, $7,500 and $5,700 in 1996, 1995 and 1994, respectively, on research and development.

PATENTS AND TRADEMARKS

     The Company has patent protection in some of its product areas. However, the Company relies primarily on know-how in many of its manufacturing processes and techniques not generally known to other chemical companies, for developing and maintaining its market position.

     The Company currently owns approximately 71 United States patents which have varying durations and which cover selected items in each of the Company's major product areas. The Company also owns the foreign equivalent of many of its United States patents. In addition, the Company has applied for patents for various concepts and is in the process of preparing patent applications for other concepts.

     The Company has trademarks registered in the United States and a number of foreign countries for use in connection with the Company's products and business. The Company believes that many of its trademarks are generally recognized in its industry. Such trademarks include Naturechem(R), Bufferite(R)and Vitride(R).

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

     Competition for the Company's products other than pharmaceutical bulk actives and pharmaceutical intermediates is more typical of chemical markets. Competition exists from other producers of the Company's products and other products that may offer equivalent properties. Competition in these areas are generally based on customer service, product quality and pricing.

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

---------------

(dollars in thousands, except share data)

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

     During January 1997, an opinion was rendered against Cosan, Inc. (a subsidiary of Cambrex) by the District Court of New Jersey in a matter that has been pending since 1991. The opinion states that Cosan contributed to contamination at a site in Clifton, New Jersey which was previously owned and operated by Cosan. Pursuant to the opinion, Cosan is liable for past environmental investigation and remediation costs approximating $800 plus interest, as well as future remediation costs of the site. In addition, treble damages on all past and future costs, plus interest, were assessed against Cosan. Cosan intends to appeal this opinion with the District Court of New Jersey and believes that the treble damages component of the opinion are unprecedented. The estimated range of costs for this case have been considered in the Company's year-end reserve assessment.

     Known environmental matters which may result in liabilities to the Company and the related estimates and accruals are summarized in Note #20 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

     Present and Future Environmental Expenditures: The Company's policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations. The Company believes it is in general compliance with such requirements and has adequate professional staff and systems in place to remain in compliance. In some cases, compliance can only be achieved by capital expenditures, and the Company made capital expenditures of approximately $4,800 in 1996, $4,000 in 1995, and $2,500 in 1994 for environmental projects. The Company anticipates that capital requirements will increase in subsequent years as a result of the Clean Air Act Amendments and other pending environmental laws. Additionally, as the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related expenditures will most likely increase. The Company considers costs for environmental compliance to be a normal cost of doing business, and includes such costs in pricing decisions.

EMPLOYEES

     At December 31, 1996 the Company had 1,292 employees worldwide (567 of whom were from our international operations) compared with 1,336 employees at both December 31, 1995 and 1994.

     All hourly plant employees at the Bayonne, New Jersey facility are represented by Local 8-406 of the Oil, Chemical and Atomic Workers International Union under a contract expiring September 17, 1997; the hourly plant employees at the Carlstadt, New Jersey plant are represented by the Amalgamated Industrial Union of East Orange, New Jersey under a contract expiring November 30, 1997; and the hourly plant employees at the Harriman, New York facility are represented by Local 810 of the International Brotherhood of Teamsters under a contract expiring June 30, 1998. Nordic and Profarmaco production, administration, scientific and technical employees are represented by various local and national unions. The contracts with these unions expire at various times through December 31, 1998. The Company believes its labor relations are satisfactory, and will begin negotiations for the renewal of contracts expiring in 1997.

---------------

(dollars in thousands, except share data)

SEASONALITY

     Like many other businesses in the specialty chemicals industry, the Company experiences some seasonality. Operating results for any quarter, however, are not necessarily indicative of results for any future period. In particular, as a result of various factors such as acquisitions and plant shutdowns, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance.

EXPORT AND INTERNATIONAL SALES

     The Company exports numerous products to various areas, principally Western Europe, Asia and Latin America. Export sales from the Company's domestic operations in 1996, 1995 and 1994 amounted to $50,243, $50,608, and $44,135, respectively. Sales from international operations were $151,466 in 1996, $144,883 in 1995 and $34,803 in 1994, due to acquisition activity in 1994. Refer to Note #18 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

ITEM 2 -- PROPERTIES.

     Set forth below is information relating to the Company's manufacturing facilities:

                                     OPERATING
       LOCATION           ACREAGE   SUBSIDIARY             PRODUCT LINES MANUFACTURED
-----------------------  ---------  -----------  -----------------------------------------------
Bayonne, NJ                8 acres  CasChem      Pharmaceutical intermediates; Performance
                                                 enhancers; Polymer systems
Carlstadt, NJ              3 acres  Cosan        Performance enhancers; Polymer systems
Harriman, NY              29 acres  Nepera       Pharmaceutical intermediates; Organic
                                                 intermediates; Performance enhancers
Delaware Water Gap, PA    12 acres  Heico        Pharmaceutical bulk actives; Pharmaceutical
                                                 intermediates; Performance enhancers; Polymer
                                                 systems
North Haven, CT            4 acres  Humphrey     Pharmaceutical intermediates; Performance
                                                 enhancers
Charles City, IA          57 acres  Salsbury     Pharmaceutical bulk actives; Pharmaceutical
                                                 intermediates; Organic intermediates;
                                                 Performance enhancers
Zeeland, MI               14 acres  Zeeland      Pharmaceutical intermediates; Performance
                                                 enhancers
Middlesbrough, England    12 acres  Seal Sands   Pharmaceutical bulk actives;
                                                 Pharmaceutical intermediates; Organic
                                                 intermediates; Performance enhancers; Polymer
                                                 systems
Karlskoga, Sweden         42 acres  Nordic       Pharmaceutical bulk actives; Pharmaceutical
                                                 intermediates; Organic intermediates;
                                                 Performance enhancers
Paullo (Milan), Italy     13 acres  Profarmaco   Pharmaceutical bulk actives

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

     Most of the Company's products are manufactured in multi-purpose facilities. Each product has a unique requirement for equipment, and occupies such equipment for varying amounts of time. This, combined with the variations in demand for individual products, makes it difficult to estimate actual overall capacity subject to regulatory approval. It is generally possible to transfer the manufacturing of a particular product to another facility should capacity constraints dictate. However, the Company's pyridine and arsenical feed additive

---------------

(dollars in thousands, except share data) product groups are each manufactured at a single facility, and production of such products would not be transferrable to another site.

     The Company plans to continue to expand capacity to meet growing needs by process improvements and construction of new facilities where needed.

ITEM 3 -- LEGAL PROCEEDINGS.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 10 -- EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table lists the executive officers of the Company and the chief operating officers of the Company's operating subsidiaries:

                  NAME               AGE                        OFFICE(1)
      -----------------------------  ---     ------------------------------------------------
      James A. Mack................  59      President and Chief Executive Officer
      Peter Tracey.................  55      Executive Vice President, Finance, Chief
                                             Financial Officer
      Peter E. Thauer..............  57      Vice President, Law & Environment, General
                                             Counsel & Corporate Secretary
      Steven M. Klosk..............  39      Executive Vice President, Administration
      Rudi E. Moerck...............  50      President of Salsbury Chemicals, Inc.
      John J. Stanulonis...........  50      Vice President and General Manager of Heico
                                             Chemicals, Inc. and The Humphrey Chemical
                                             Company, Inc.
      Salvatore J. Guccione........  34      Vice President, Corporate Development
      Richard J. Seidel............  55      President and Chief Operating Officer of Nepera,
                                             Inc.
      Robert M. Parlman............  46      Vice President and General Manager of
      John V. Van Hulle............  39      Zeeland Chemicals, Inc. President of CasChem,
                                             Inc. and Cosan Chemical Corporation
      Claes Glassell...............  45      Vice President of Cambrex Managing Director of
                                             Cambrex Limited
      Cyril C. Baldwin, Jr.........  69      Chairman of the Board

---------------

(1) Unless otherwise indicated, positions shown are with the Company.

     The Company's executive officers are elected by the Board of Directors and serve at the Board's discretion.

     Mr. Mack has been Chief Executive Officer since Mr. Baldwin's retirement on April 1, 1995. Mr. Mack was appointed President and Chief Operating Officer and a director of the Company in February 1990. For five years prior thereto he was Vice President in charge of the worldwide Performance Chemicals businesses of Olin Corporation, a manufacturer of chemical products, metal products, and ammunition and defense-related

---------------

(dollars in thousands, except share data) products. Mr. Mack was Executive Vice President of Oakite Products, Inc. from 1982 to 1984. Prior to joining Oakite, he held various positions with The Sherwin-Williams Company, most recently as President and General Manager of the Chemicals Division from 1977 to 1981. Mr. Mack is a past Chairman of the Board of Governors of the Synthetic Organic Chemical Manufacturing Association and is a member of the Board of Trustees of the Michigan Tech Alumni Fund.

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

     Mr. Klosk was appointed Executive Vice President, Administration in October 1996. Mr. Klosk joined the Company in October 1992 as Vice President, Administration. From February 1988 until he joined Cambrex, he was Vice President, Administration and Corporate Secretary for The Genlyte Group, Inc., a lighting fixture manufacturer. From 1985 to January 1988, he was Vice President, Administration for Lightolier, Inc., a subsidiary of The Genlyte Group, Inc.

     Dr. Stanulonis joined the Company in April 1996 as Vice President and General Manager of Heico Chemicals, Inc. and The Humphrey Chemical Company. From 1995 until he joined Cambrex, he was Vice President, Marketing for Novan International, Inc. From 1988 to 1994 he was General Manager of CWM Chemicals Services, Inc., and from 1980 to 1987 he held various management positions with Harshaw/Filtrol Partnership.

     Dr. Moerck joined the Company in September 1996 as President of Salsbury Chemicals, Inc. From 1994 to 1996 he held executive positions with Harris Specialty Chemicals. From 1990 to 1994 he was Vice President, Marketing, Sales and Applied Research with Troy Corporation. From 1979 to 1990 he held various managerial positions with Degussa Corporation.

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

---------------

(dollars in thousands, except share data)

     Mr. Glassell was appointed Vice President of Cambrex in November 1994. As Managing Director and President of Cambrex Limited, he is responsible for Cambrex's European operations. After extensive management experience at Nordic/Profarmaco, he joined Cambrex as a result of the Nordic/Profarmaco Acquisition. In 1989, he joined Nordic as President and CEO for Nordic's Chemistry Business. From 1986 to 1989, he worked for the agricultural division of Berol Europe Ltd.

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

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

                                                                   HIGH         LOW
                                                                   ----         ----
        1996*
        First Quarter............................................  $31  3/4     $25  7/8
        Second Quarter...........................................   34  1/8      28  1/4
        Third Quarter............................................   34  1/8      29  7/8
        Fourth Quarter...........................................   34  1/2      29  3/4

                                                                   HIGH         LOW
                                                                   ----         ----
        1995*
        First Quarter............................................  $20  5/8     $17  3/4
        Second Quarter...........................................   23  5/8      20  3/4
        Third Quarter............................................   28  7/8      22  5/8
        Fourth Quarter...........................................   28  3/8      24

---------------

  * Share and per share data reflect adjustments for a three-for-two stock split in the form of a 50% stock dividend paid in July, 1996.

(b) As of March 14, 1997, the Company estimates that there were approximately 1,621 beneficial holders of the outstanding Common Stock of the Company.

(c)  The quarterly dividend on common stock is currently $.05 per share.

---------------

(dollars in thousands, except share data)

ITEM 6 -- SELECTED FINANCIAL DATA.

     The following selected consolidated financial data of the Company for each of the years in the five year period ended December 31, 1996 are derived from audited financial statements. The consolidated financial statements of the Company as of December 31, 1996 and December 31, 1995 and for each of the years in the three year period ended December 31, 1996 and the accountants' reports thereon are included elsewhere in this annual report. The data presented below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                        YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                        1996         1995       1994(1)      1993(2)      1992(3)
                                      --------     --------     --------     --------     --------
                                                 (IN THOUSANDS, EXCEPT PER-SHARE DATA)
INCOME DATA:
  Gross sales.......................  $369,479     $368,070     $249,683     $203,308     $184,878
  Net revenues......................   359,385      357,176      241,634      197,203      179,452
  Gross profit......................   101,336       99,780       57,881       51,778       46,036
  Selling, general and
     administrative.................    45,879       47,751       31,216       29,286       28,201
  Research and development..........     9,183        7,526        5,689        5,843        4,046
  Operating profit..................    46,274       44,503       20,976       16,649       13,789
  Interest expense, net.............     5,799       10,508        4,581        2,771        2,437
  Other (income) expense, net.......      (194)       2,779         (497)         446        1,054
  Income before taxes...............    40,669       31,216       16,892       13,412       10,298
  Net income........................    28,225       19,670       11,126        8,641        6,230
EARNINGS PER SHARE DATA*:
  Earnings per common share and
     common share equivalents:
     Primary........................  $   2.37     $   1.96     $   1.31     $   1.09     $   0.85
     Fully diluted..................  $   2.37     $   1.95     $   1.30     $   1.07     $   0.82
  Weighted average shares
     outstanding:
     Primary........................    11,897       10,053        8,511        7,923        7,332
     Fully diluted..................    11,910       10,104        8,549        8,226        7,863
DIVIDENDS PER COMMON SHARE*.........  $   0.17     $   0.13     $   0.13     $   0.13     $   0.13
BALANCE SHEET DATA:
  (at end of period)
  Working capital...................  $ 62,912     $ 69,865     $ 19,925     $ 38,497     $ 35,852
  Total assets......................   404,444      402,553      360,477      166,845      148,406
  Long-term obligations.............    60,152       99,643      115,975       36,261       39,808
  Total stockholders' equity........   229,045      189,484      101,966       87,569       75,177

---------------

(1) Includes the results of Seal Sands and Nordic/Profarmaco from their respective dates of acquisition, January 31, 1994 and October 12, 1994, through December 31, 1994.

(2) Includes the results of Viscosity Oil's fiber optic gel business from March 12, 1993, the date of acquisition, through December 31, 1993.

(3) Includes the results of Zeeland Chemicals, Inc. from March 31, 1992, the date of acquisition, through December 31, 1992.

  * Share and per share data reflect adjustments for a three-for-two stock split in the form of a 50% stock dividend paid in July, 1996.

---------------

(dollars in thousands, except share data)

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the selected consolidated financial information as a percentage of gross sales.

                                                          YEARS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1996         1995         1994
                                                     --------     --------     --------
        Gross sales................................     100.0%       100.0%       100.0%
        Net revenues...............................      97.3         97.0         96.8
        Gross profit...............................      27.4         27.1         23.2
        Selling, general and administrative........      12.4         13.0         12.5
        Research and development...................       2.5          2.0          2.3
        Operating profit...........................      12.5         12.1          8.4
        Interest expense...........................       1.6          2.9          1.8
        Other (income) expense, net................      (0.1)         0.8         (0.2)
        Net income.................................       7.6          5.3          4.5

     The Company's product mix has changed substantially over the periods indicated, principally as a result of acquisitions. The following tables show the gross sales of the Company's five product categories, in dollars and as a percentage of the Company's total gross sales for the years ended December 31, 1996, 1995 and 1994, as well as the gross profit by product category for 1996 and 1995.

                                                          YEARS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1996         1995         1994
                                                     --------     --------     --------
        GROSS SALES
        Pharmaceutical bulk actives................  $ 97,582     $ 96,827     $ 23,774
        Pharmaceutical intermediates...............    71,202       69,097       48,861
        Organic intermediates......................    73,049       77,792       64,472
        Performance enhancers......................    75,632       69,973       59,210
        Polymer systems............................    52,014       54,381       53,366
                                                     --------     --------     --------
          Total gross sales........................  $369,479     $368,070     $249,683
                                                     ========     ========     ========
          Total net revenues.......................  $359,385     $357,176     $241,634
                                                     ========     ========     ========
          Total gross profit.......................  $101,336     $ 99,780     $ 57,881
                                                     ========     ========     ========

                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                        1996         1995         1994
                                                        -----        -----        -----
        GROSS SALES DISTRIBUTION
        Pharmaceutical bulk actives................      26.4%        26.3%         9.5%
        Pharmaceutical intermediates...............      19.3         18.8         19.6
        Organic intermediates......................      19.8         21.1         25.8
        Performance enhancers......................      20.5         19.0         23.7
        Polymer systems............................      14.0         14.8         21.4
                                                        -----        -----        -----
                                                        100.0%       100.0%       100.0%
                                                        =====        =====        =====

---------------

(dollars in thousands, except share data)

            1996-1995 GROSS SALES & GROSS PROFIT BY PRODUCT CATEGORY

                                                                      1996
                                                       ----------------------------------
                                                        GROSS        GROSS        GROSS
                                                        SALES       PROFIT $     PROFIT %
                                                       --------     --------     --------
        Pharmaceutical bulk actives..................  $ 97,582     $ 32,063       32.9%
        Pharmaceutical intermediates.................    71,202       15,824       22.2%
        Organic intermediates........................    73,049       15,046       20.6%
        Performance enhancers........................    75,632       24,066       31.8%
        Polymer systems..............................    52,014       14,337       27.6%
                                                       --------     --------       ----
                                                       $369,479     $101,336       27.4%
                                                       ========     ========       ====

                                                                      1995
                                                       ----------------------------------
                                                        GROSS        GROSS        GROSS
                                                        SALES       PROFIT $     PROFIT %
                                                       --------     --------     --------
        Pharmaceutical bulk actives..................  $ 96,827     $ 33,627       34.7%
        Pharmaceutical intermediates.................    69,097       16,817       24.3%
        Organic intermediates........................    77,792       16,098       20.7%
        Performance enhancers........................    69,973       20,256       28.9%
        Polymer systems..............................    54,381       12,982       23.9%
                                                       --------     --------       ----
                                                       $368,070     $ 99,780       27.1%
                                                       ========     ========       ====

1996 COMPARED TO 1995

     Gross sales in 1996 were at the same level as 1995. Increases in performance enhancers and pharmaceutical intermediates were offset by lower sales in our organic intermediates and polymer systems product categories. Pharmaceutical bulk actives were at the same level as 1995.

     PHARMACEUTICAL BULK ACTIVES of $97,582 were at the same level as 1995. Increases in the cardiovascular product group of $1,577 and respiratory bulk actives of $2,458 offset decreases in gastro-intestinal of $425, anti-inflammatory bulk actives of $377 and the other bulk actives of $2,384.

     Gastro-intestinal bulk actives were $31,503, a decrease of $425 (1%) from 1995. This decrease is mainly attributable to Sulfasalazine/Mesalamine, used to treat ulcerative colitis, as a major customer had high inventories in the last quarter of 1995 and did not reorder until the second quarter 1996.

     Cardiovascular bulk actives were $21,806, an increase of $1,577 (8%) from 1995. The key products in this total included Diltiazem Hcl, Amiodarone Hcl, Isosorbide-5-mononitrate, Sotalol Hcl and Acebutolol Hcl. The increase is mainly due to the sales of Amiodarone Hcl, used as an anti-arithmic, in new countries as well as to new customers in 1996.

     Respiratory actives were $9,409, an increase of $2,458 (35%) from 1995. The key product in this category is Cromoglycate sodium which had increased 66% due to increased demand in U.S. markets.

     Central nervous system bulk actives of $8,809 were at the same level as 1995, and included Bromazepan, Alprazolam and Lorazepam among 19 products.

     Anti-inflammatory bulk actives were $7,966, a $377 (5%) decrease from 1995. Included among 12 products are Ketoprofen, Magnesium Salicyliate (for backache formulas) and Naproxen sodium.

     Other bulk actives were $18,089, a decrease of $2,384 (12%) from 1995, and included items for endocrine, diuretics, anti-infective, immunology and various other uses. One product decreased $1,132 due to a lack of availability of raw materials for production in 1996, but is expected to return to 1995 levels in 1997.

---------------

(dollars in thousands, except share data)

     PHARMACEUTICAL INTERMEDIATES of $71,202 were $2,105 above 1995 (3%). Cosmetic products increased $198 and X-Ray Media products increased $3,180, offsetting the decreases in Other Pharmaceutical Intermediates of $818 and Health products of $455.

     Health products of $19,548 decreased by $455 (2%) from 1995 in various products, including Niacinamide USP and Pyridine.

     X-Ray Media products, which include 5 NIPA compounds, of $21,552 increased $3,180 (17%) with the largest increase ($2,067) from one of our U.S. facilities, due to a shift in production by a major customer in 1996 from Europe to the U.S.

     Cosmetic products of $6,609 were $198 (3%) above 1995 due to higher sales of our proprietary Naturechem product line.

     Other Pharmaceutical Intermediates of $23,493 decreased $818 (3%) due to the effect of the loss of the PMPA contract and reduced demand for dextromethorphan intermediates (used in over-the-counter cough suppresants), offset by the initial sales of an advanced intermediate of a new protease inhibitor for AIDS treatment.

     ORGANIC INTERMEDIATES of $73,049 were $4,743 below 1995 (6%). The feed additives category decreased $7,498 and offset the increases in crop protection of $1,217 and pigments of $1,538.

     Feed additives of $29,889 decreased $7,498 (20%) due to reduced pricing and increased competition in the feed grade Vitamin B3 markets. Sales of organo-arsenical feed additives, the largest product in feed additives, was down 7% from 1995 due to escalated grain prices and increased price competition to end-users.

     Crop protection intermediates of $31,671 increased $1,217 (4%) from 1995. The increase was due to the renegotiation of a contract for a pyridine derivative used in the manufacture of herbicides in the first quarter 1996. However, Pyridine, which is the largest product in crop protection, was down from 1995, due to a major customer purchasing at 1993 levels after two years (1994 and 1995) at above contract levels.

     Pigments intermediates of $11,489 increased $1,538 (15%) from 1995, due to the gain in market share of PNBA, a pigment used in dyes and UV protection agents.

     PERFORMANCE ENHANCERS of $75,632 were $5,659 above 1995 (8%). Specialty additives increased $6,660, photographic products increased $129 and polymer products increased $362 from 1995. Catalysts decreased $1,152 and fuel/oil products decreased $340.

     Specialty additives of $22,870 increased $6,660 (41%) from 1995. The key increase was the sales of pyridine derivatives to world markets and customers not previously served.

     Catalysts products of $15,833 decreased $1,152 (7%) from 1995. This decrease is primarily attributable to lower demand for various catalysts sold by one of our U.S. facilities in the dextromethorphan markets.

     Polymer products of $16,084 increased $362 (2%) over 1995. The increase was a crosslinking agent to improve the performance of polycarbonate resins, due to wider usage of the product by a major customer.

     Photographic products of $12,326 increased $129 (1%) from 1995 due to a customer requiring additional inventory of a polymer used in instant film in the first quarter 1996.

     Fuel/oil products of $8,519 decreased $340 (4%) from 1995. The decrease was in castor based products used in grease applications.

     POLYMER SYSTEMS of $52,014 were $2,367 below 1995 (4%), Telecommunications decreased $4,901 and was partially offset by coatings which increased $1,564, and biomedicals of $884. Engineering plastics were at the same level as 1995.

---------------

(dollars in thousands, except share data)

     Telecommunications of $18,809 decreased $4,901 (21%) from 1995 primarily as a result of the Company's strategic decision to no longer provide product to AT&T.

     Coatings of $19,138 increased $1,564 (9%) from 1995 due to the sales of castor based products to a major coatings manufacturer.

     Biomedicals of $5,888 increased $884 from 1995 due to both increased demand of end-use products and increased pricing.

     Export sales from U.S. businesses were at $50,243 compared with $50,608 in 1995. International sales, comprised of all sales from our operations in Europe, totalled $151,466 as compared with $144,883 in 1995.

     During 1996, the PMPA contract with our U.S. facility in Zeeland, Michigan was terminated prematurely by the customer. A settlement had been agreed upon that entitles the Company to payments in 1996 and for the next three years. Accordingly, the Company recognized income, net of related costs, of approximately $1,100 during 1996.

     Total gross profit in 1996 increased to $101,336, resulting in a higher gross margin percentage of 27.4% of gross sales compared with 27.1% in 1995. The gross margin increase was due to an improved product mix of sales, production efficiencies, and increased plant throughput, in line with management's continued focus on higher performing, more profitable product lines.

     Selling, general and administrative expenses as a percentage of gross sales were 12.4% in 1996, down from 13.0% in 1995. The 1996 expense of $45,879 was $1,872 (4%) below 1995 primarily due to lower legal and environment costs. Such reductions are the result of recoveries from third parties and reserve reversals that exceeded our outlays related to remediation programs in 1996.

     The Company conducts periodic reviews of its environmental and litigation matters, prepares estimates of the range of potential future costs of each matter wherever possible, and adjusts the accruals for environmental contingencies as circumstances warrant. In 1996, this accrual was reduced by $1,000 to reflect our remaining estimated exposure.

     Research and development expenses of $9,183 were 2.5% of gross sales in 1996, and represented a 22% increase from 1995. A portion of this increase was due to costs associated with the Oxford Asymmetry contract of $1,000.

     The operating profit in 1996 increased to $46,274 from $44,503 in 1995 due to the improved gross margins and the aforementioned reductions in selling, general and administrative expenses.

     Net interest expense of $5,799 in 1996 reflected a decrease of $4,709 (45%) from 1995. The decrease was due to strong cash flow and to the decreased outstanding debt as a result of the equity offering in mid-1995. The interest rate in 1996 was 7.4% compared to 7.7% in 1995.

     Other income in 1996 was $194 compared with other expense of $2,779 in 1995. The difference included 1996 foreign currency transaction gains versus currency losses in 1995.

     The provision for income taxes for 1996 resulted in an effective rate of 30.6% versus 37.0% in 1995. The Company recorded a $1,500 reversal of tax reserves as a result of a settlement with the Internal Revenue Service related to audits for the years 1988 through 1991. During January 1997, the Company implemented tax strategies which, based upon projected domestic and international taxable income, should have a favorable impact on the effective tax rate for 1997 and beyond. However, actual results could differ in the event of changes in tax regulations or deviations in projections.

     The Company's net income increased 43.5% to $28,225 compared with a net income of $19,670 in 1995 primarily due to increased margins and reduced selling, general and administrative expenses and interest.

---------------

(dollars in thousands, except share data)

1995 COMPARED TO 1994

     Gross sales in 1995 increased $118,387 (48%) over 1994. Increases occurred in all phases of the business with key increases in pharmaceutical bulk actives which added $73,053 and pharmaceutical intermediates $20,236.

     PHARMACEUTICAL BULK ACTIVES of $96,827 were $73,053 above 1994. Nordic/Profarmaco increased $72,869. The sales of Magnesium Salicyliate (the active ingredient in backache formulas) accounted for the rest of the increase $416.

     Gastro-intestinal bulk actives were $31,928. This category is mainly Sulfasalazine/Mesalamine, made in bulk in the U.S. and at Nordic, which are used to treat ulcerative colitis.

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

     Other bulk actives were $18,505 and included items for respiratory system, diuretics, anti-infective, immunology and various other uses. All had higher sales than 1994 due to the Nordic/Profarmaco acquisition.

     PHARMACEUTICAL INTERMEDIATES of $69,097 were $20,236 above 1994 (41%). Nordic/Profarmaco increased $17,270 and excluding the Nordic/Profarmaco increase: Health decreased $1,661; Cosmetic decreased $2,967; X-Ray Media increased $1,339; and Other Pharmaceutical Intermediates increased $6,255.

     Health products of $20,003 increased $172 with Nordic increasing $1,833 and all Other Business decreasing $1,661 due to two discontinued product lines (Citrates $913 and Hydrogels $1,922) partially offset by higher Pyridine sales of $939.

     X-Ray Media products, which include 5 NIPA compounds of $18,372, increased $13,038 with Nordic increasing $11,699 and all other businesses increasing $1,339.

     Cosmetic products of $6,411 decreased $2,967 from 1994 due to sale of the Wickhen product line in 1994 ($2,700 in reduced sales).

     Other Pharmaceutical Intermediates of $24,311 increased $9,993 with Nordic increasing $3,738 and all the other businesses increasing $6,255. This increase was due to sales of the two intermediates used in the formulation of dextromethorphan, an over-the-counter cough suppressant ($4,951 increase), and Mandelic Acid ($1,702 increase).

     ORGANIC INTERMEDIATES of $77,792 were $13,320 above 1994 (21%). Nordic increased $9,515 in this category. Excluding the effect of Nordic, crop protection intermediates increased $3,104 and feed additives increased $701. The pigment intermediates were all Nordic business.

     Feed additives of $37,387 increased $632 due in part to improved pricing of feed grade Vitamin B3. Sales of organo-arsenical feed additives, the largest product in feed additives, remained at 1994 levels.

     Crop protection intermediates of $30,454 increased $5,169 from 1994. The increase was due to greater off-take of pyridine derivatives used in the manufacture of herbicides. Pyridine, which is the largest product in crop protection, was at the 1994 level.

---------------

(dollars in thousands, except share data)

     Pigments intermediates of $9,951 increased $7,519 from 1994 due to the full year effect of the Nordic acquisition. These intermediates are used in various industrial products including inks, dyes and color additives.

     PERFORMANCE ENHANCERS of $69,973 were $10,763 above 1994 (18%). Nordic increased $4,579. Excluding the Nordic increase: photographic products decreased $127 from 1994 levels; catalysts increased $965; specialty additives increased $1,618; fuel/oil products increased $996; and polymer products increased $2,732.

     Specialty additives of $18,241 increased $3,978 from 1994. This includes Nordic's sales increase of $2,360. Other increases include castor oil based products.

     Catalysts products of $16,985 increased $3,128 from 1994. This increase includes Nordic's added sales of $2,163 and increases in various other catalysts of $965.

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

     Total gross profit of $99,780 increased by $41,899, or 72.4%, from 1994. This was due to the increased sales and higher gross margin percentage which increased to 27.1% of gross sales from 23.2% in 1994. The gross margin increase was due to an improved product mix of sales, reduced cost for major raw materials which affected the 1994 margin, and price increases gained in 1995.

     Selling, general and administrative expenses as a percentage of gross sales was 13.0% in 1995, up from 12.5% in 1994. The 1995 expense of $47,751 was
$16,535 (53.0%) above 1994. The increased operating expenses of acquisitions made in 1994 accounted for most of the increase. Other increases included bonus accruals of $1,400.

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

---------------

(dollars in thousands, except share data)

     Research and development expenses were 2.0% of gross sales in 1995, and represented a 0.3% decrease from 1994. Research and development spending increased to $7,526 from $5,689 in 1994. The 1994 acquisitions accounted for all of this increase.

     The operating profit in 1995 increased 112% to $44,503 from $20,976 in 1994. The increased operating profits were due to the full year effect of 1994 acquisitions and to increased gross margins.

     Net interest expense of $10,508 in 1995 reflected an increase of $5,927 from 1994. The increase was due to $138,000 in financing activities necessary for the acquisitions of Seal Sands and Nordic/Profarmaco. Additionally, the interest rate in 1995 was 7.7% compared to 6.2% in 1994.

     The provision for income taxes for 1995 resulted in an effective rate of 37.0% versus 34.1% in 1994. The rate increased due to the mix of income between international and domestic subsidiaries.

     Other expense in 1995 was $2,779 compared with other income of $497 in 1994. The difference included 1995 currency losses at Nordic and Profarmaco, as well as the writedowns of the carrying value of equipment no longer in use.

     The Company's net income increased 76.8% to $19,670 compared with a net income of $11,126 in 1994.

1994 COMPARED TO 1993

     Gross sales in 1994 increased $46,375 due to the Seal Sands acquisition and the Nordic/Profarmaco acquisition, and to increased sales of animal feed additives (in organic intermediates). The table below shows the contribution of the acquisitions to the product categories and the changes in the continuing business.

                                                      YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------
                                                        ACQUIRED        BASE
                                                       BUSINESSES     BUSINESS
                                            1994        1994(1)         1994         1993
                                          --------     ----------     --------     --------
        Pharmaceutical bulk actives.....  $ 23,774      $ 12,219      $ 11,555     $  9,818
        Pharmaceutical intermediates....    48,861         4,418        44,443       42,151
        Organic intermediates...........    64,472         2,720        61,752       56,261
        Performance enhancers...........    59,210        10,330        48,880       49,379
        Polymer systems.................    53,366         5,116        48,250       45,699
                                          --------       -------      --------     --------
                  Gross sales...........  $249,683      $ 34,803      $214,880     $203,308
                                          ========       =======      ========     ========

---------------
(1) Includes Seal Sands, Nordic and Profarmaco acquisitions.

     PHARMACEUTICAL BULK ACTIVES' revenues of $23,774 increased $13,956 (142%). The increase included $11,874 from the Nordic/Profarmaco acquisition and from increased sales from a generic drug for ulcerative colitis, which recovered from depressed levels in 1993.

     The Nordic/Profarmaco acquisition increased the pharmaceutical bulk actives category and includes products for cardiovascular, gastro-intestinal, central nervous system and other actives for the anti-infective, respiratory, endocrine, anti-inflammatory, immunology, and other bulk actives markets.

     Gastro-intestinal bulk actives increased $6,753 (93%) over 1993 to $14,033. Profarmaco sales were $3,700, and the increase of $3,000 from the base business was from the sales of a generic drug for ulcerative colitis.

     PHARMACEUTICAL INTERMEDIATES' revenues of $48,861 increased $6,710 (16%) over 1993. The increase included Nordic/Profarmaco sales of $4,360 and increases in the other pharmaceutical intermediates, primarily intermediates used in cough suppressants.

---------------

(dollars in thousands, except share data)

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

     Sales of x-ray media represented $5,334, or 11%, of this category's 1994 gross revenues and were $1,286 above 1993. This increase is due to the acquisition of Nordic in 1994.

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

     ORGANIC INTERMEDIATES' revenues of $64,472 increased $8,211 (15%). This increase included $2,430 of new products from Nordic and $5,780 of increases from the Company's existing feed additive business.

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

     Pigment intermediates represented $2,432, or 4%, of this category's 1994 revenues. These products are all produced by Nordic.

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

---------------

(dollars in thousands, except share data)

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

     POLYMER SYSTEMS' revenues of $53,366 increased $7,669 (17%). This increase included $5,118 in sales from the Seal Sands acquisition of a product used in the manufacture of high performance plastics and represented 34% of their 1994 sales.

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

     Total gross profit of $57,881 increased by $6,103, or 11.8%, from 1993. The increased gross profit was principally due to the Nordic/Profarmaco and Seal Sands acquisitions, and to sales increases in health and pharmaceuticals and agricultural intermediates and additives. The gross profit as a percent of gross sales declined from 25.5% in 1993 to 23.2% in 1994. Without the acquisition of Nordic/Profarmaco, the gross profit percent would have been 22.2% in 1994. Loss of margin was principally due to sales price decreases and raw material price increases in the pyridine and related businesses, and higher manufacturing costs due to weather related problems in the first quarter 1994.

     Selling, general and administrative expenses as a percentage of gross sales was 12.5% in 1994, down from 14.4% in 1993. The 1994 expense of $31,216 was
$1,930 (6.6%) above 1993. The increased operating expenses of the new acquisitions were mostly offset by reduced spending, including staff reductions, reduced legal costs, and lower environmental provisions.

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

     Research and development expenses of $5,689 were 2.3% of gross sales in 1994, and represented a 2.6% decrease from 1993. Decreased spending at our Harriman and Bayonne facilities were offset by increased spending to our other domestic facilities and at our newly acquired sites in England, Sweden and Italy. This

---------------

(dollars in thousands, except share data) was consistent with our strategic focus on the Health and Pharmaceuticals and Fine Chemicals product categories.

     The operating profit in 1994 increased 26.0% to $20,976 from $16,649 in 1993. The increased operating profits were due to the acquisition of Nordic/Profarmaco; and to cost reductions in selling, general and administration, and in research and development.

     Net interest expense of $4,581 in 1994 reflected an increase of $1,810 from 1993. The increase was due to $138,000 in financing activities necessary for the acquisitions of Seal Sands and Nordic/Profarmaco and higher interest rates.

     Other income in 1994 was $497 compared with other expense of $446 in 1993. The difference included 1994 currency gains at Profarmaco.

     The provision for income taxes for 1994 resulted in an effective rate of 34.1% versus 35.6% in 1993.

     The Company's net income increased 28.8% to $11,126 compared with a net income of $8,641 in 1993.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow from operations was $66,785 for the year ended December 31, 1996 compared with $44,564 in 1995. The increase in cash flow is primarily due to increased earnings and additional depreciation, as well as reductions in accounts receivables and inventories.

     Capital expenditures were $32,396 in 1996, $46,398 in 1995, and $20,825 in 1994. The largest expenditures in 1996 include the purchase of the headquarters office building by Profarmaco and the construction of the Tolterodine facility by Nordic. In addition, two of our U.S. operations have started construction on pilot plants which incorporate cGMP capabilities. These facilities are expected to be completed in 1997.

     On September 21, 1994, the Company entered into a $225,000 Loan Agreement (the "Credit Agreement") with a syndicate of lenders (the "Banks") and with NBD Bank, N.A., as Agent. The Credit Agreement provided for (i) a one-year $50,000 bridge loan, due October 11, 1995; (ii) a $75,000 term loan, with mandatory $1,000 quarterly payments until September 20, 1997 and mandatory quarterly payments of $3,938 for each quarter thereafter until September 30, 2001; and
(iii) a $100,000 revolving credit facility, due October 11, 1997. The revolving credit facility will be extended for successive two-year periods subsequent to October 11, 1997 unless either the Company or the Banks elect not to so extend the facility. The facility has been extended through October 11, 1999.

     The Credit Agreement permits the Company to choose from various interest rate options and to specify the portion of the borrowing to be covered by each interest rate option. It also contains various restrictive covenants, which require the Company to maintain a minimum consolidated net worth level, certain financial ratios and deferred pledge of assets, as defined in the Credit Agreement. The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate long-term obligations. As of December 31, 1996, the Company had outstanding four interest rate swap agreements, having a total notional amount of $40,000. Those agreements effectively change the Company's interest rate exposure from variable rate to fixed percentage.

     On October 11, 1994, the Company borrowed $32,200 and Pound Sterling 4,265 under the Credit Agreement to repay all of its obligations under the Old Credit Agreement, and the Old Credit Agreement was terminated. On October 12, 1994, the Company borrowed $126,000 under the Credit Agreement, including all of the $50,000 bridge loan facility and all of the $75,000 seven-year term loan, to finance the acquisition of Nordic and Profarmaco.

     On July 24, 1995, the Company raised $62,572 in a public offering, which was used to pay down outstanding debt ($50,000 short-term bridge loan, $12,572 long-term).

---------------

(dollars in thousands, except share data)

     The Company has undrawn borrowing capacity of approximately $100,000 under the Credit Agreement as of December 31, 1996, which can be used for general corporate purposes. Management is of the opinion that these amounts, together with other available sources of capital, are adequate for meeting the Company's financing and capital requirements.

     Effective July 24, 1996, the Board of Directors approved a three-for-two split of the Company's Common Stock, $.10 par value, in the form of a 50% stock dividend for holders of record on July 8, 1996.

     After giving effect to a three-for-two stock split approved by the Company's Board of Directors on July 24, 1996, the Company paid cash dividends of $0.17 per share in 1996. A regular cash dividend has been declared by the Board of Directors on the Company's Common Stock since the fourth quarter, 1989.

     The Company buys materials and sells products in a variety of currencies in various parts of the world. Its results are therefore impacted by changes in the relative value of currencies in which it deals. Prior to the acquisition of Nordic and Profarmaco, this risk was not considered to be significant and the Company had no program to mitigate foreign currency risk.

     The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by our foreign operations which are primarily denominated in the U.S. dollar, Deutsche mark and British pound sterling. The Company uses foreign currency forward exchange and put and call option contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The notional amount of these contracts is $40,285 which the Company estimates to be approximately 64% of the foreign currency exposure during the period covered resulting in a deferred currency gain of $79 at December 31, 1996. An additional $2,760 of the foreign currency exposure is protected through export financing.

ENVIRONMENTAL

     The Company maintains environmental and industrial safety and health compliance programs at its plants, and believes that its manufacturing operations are in general compliance with all applicable safety, health and environmental laws.

     Through the activities of its predecessors and third parties in connection with the handling and disposal of hazardous and other wastes, the Company may become liable, irrespective of fault, for certain site remediation costs under federal and state environmental statutes. Descriptions of such environmentally related contingencies are presented in Note #20 to the consolidated financial statements and incorporated herein by reference.

     During January 1997, an opinion was rendered against Cosan, Inc. (a subsidiary of Cambrex) by the District Court of New Jersey in a matter that has been pending since 1991. The opinion states that Cosan contributed to contamination at a site in Clifton, New Jersey which was previously owned and operated by Cosan. Pursuant to the opinion, Cosan is liable for past environmental investigation and remediation costs approximating $800 plus interest, as well as future remediation costs of the site. In addition, treble damages on all past and future costs, plus interest, were assessed against Cosan. Cosan intends to appeal this opinion with the District Court of New Jersey and believes that the treble damages component of the opinion are unprecedented. The estimated range of costs for this case has been considered in the Company's year-end reserve assessment.

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

---------------

(dollars in thousands, except share data)

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     The AICPA's Statement of Position 96-1 "Environmental Remediation Liabilities" requires that environmental remediation liabilities including related legal costs be accrued when it is probable that an environmental remediation will be required and such remediation efforts can be reasonably estimated. The Company is required to adopt this standard in 1997. The Company currently considers the criteria of this standard in establishing its environmental liabilities with the exception of the requirement to accrue for certain future external legal costs. The Company anticipates that the adoption of this standard will not have a material impact on its result of operations.

     Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted this standard in 1996 with no material impact on its results of operations.

     Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company has elected the disclosure only option available under this pronouncement. Such disclosure is presented in Note #14 to the consolidated financial statements and incorporated herein by reference.

     Statement of Financial Accounting Standards No. 128 "Earnings Per Share" changes the reporting requirements for earnings per share (EPS) for publicly traded companies by replacing primary EPS with basic EPS and changing the disclosures associated with this change. The Company is required to adopt this standard in 1998 and is currently evaluating the impact of this standard.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

                                                                                   PAGE NUMBER
                                                                                    (IN THIS
                                                                                     REPORT)
                                                                                 ---------------
Report of Independent Accountants..............................................         25
Consolidated Balance Sheets as of December 31, 1996 and 1995...................         26
Consolidated Income Statements for the Years Ended December 31, 1996, 1995 and
  1994.........................................................................         27
Consolidated Statements of Stockholders' Equity for the Years Ended December
  31, 1996, 1995 and 1994......................................................         28
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
  1995 and 1994................................................................         29
Notes to Consolidated Financial Statements.....................................         30
Selected Quarterly Financial Data (unaudited) for the Years Ended December 31,
  1996 and 1995................................................................         52

     The consolidated financial statements and financial statement schedule are filed pursuant to Item 14 of this report.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Cambrex Corporation:

     We have audited the accompanying consolidated balance sheets of Cambrex Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows and the consolidated financial statement schedule for each of the three years in the period ended December 31, 1996, as listed in Item 14(a) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambrex Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                        COOPERS & LYBRAND L.L.P.

Parsippany, New Jersey
January 17, 1997

                      CAMBREX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
Current assets:
  Cash and cash equivalents............................................  $  7,353     $  4,841
  Receivables:
     Trade accounts, less allowance for doubtful accounts of $1,453 and
      $1,261 at respective dates.......................................    52,910       52,342
     Other.............................................................     3,840        5,995
                                                                         --------     --------
                                                                           56,750       58,337
  Inventories..........................................................    64,209       71,234
  Deferred tax assets..................................................     5,009        4,544
  Other current assets.................................................     3,541        5,178
                                                                         --------     --------
          Total current assets.........................................   136,862      144,134
Property, plant and equipment, net.....................................   216,481      205,683
Intangible assets, net.................................................    49,573       51,665
Other assets...........................................................     1,528        1,071
                                                                         --------     --------
          Total assets.................................................  $404,444     $402,553
                                                                         ========     ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.............................  $ 54,754     $ 62,444
  Income taxes payable.................................................     8,085        3,012
  Short-term debt......................................................     3,880        4,705
  Current portion of long-term debt....................................     7,231        4,108
                                                                         --------     --------
          Total current liabilities....................................    73,950       74,269
Long-term debt.........................................................    60,152       99,643
Deferred tax liabilities...............................................    21,587       19,400
Other noncurrent liabilities...........................................    19,710       19,757
                                                                         --------     --------
          Total liabilities............................................   175,399      213,069

Commitments and contingencies
Stockholders' equity:
  Common Stock, $.10 par value; issued 12,769,175 and 8,195,831 shares
     at respective dates...............................................     1,275          818
  Additional paid-in capital...........................................   149,191      142,453
  Retained earnings....................................................    80,608       54,316
  Additional minimum pension liability.................................      (553)        (750)
  Treasury stock, at cost; 1,049,895 and 715,447 shares at respective
     dates.............................................................    (9,449)      (9,160)
  Shares held in trust, at cost; 132,126 and 0 shares at respective
     dates.............................................................      (718)          --
  Cumulative translation adjustment....................................     8,691        1,807
                                                                         --------     --------
          Total stockholders' equity...................................   229,045      189,484
                                                                         --------     --------
          Total liabilities and stockholders' equity...................  $404,444     $402,553
                                                                         ========     ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Gross sales................................................  $369,479     $368,070     $249,683
Net revenues...............................................   359,385      357,176      241,634
  Cost of goods sold.......................................   258,049      257,396      183,753
                                                             --------     --------     --------
Gross profit...............................................   101,336       99,780       57,881
  Selling, general and administrative......................    45,879       47,751       31,216
  Research and development.................................     9,183        7,526        5,689
                                                             --------     --------     --------
Operating profit...........................................    46,274       44,503       20,976
Other (income) expenses
  Interest income..........................................      (353)        (638)         (95)
  Interest expense.........................................     6,152       11,146        4,676
  Other -- net.............................................      (194)       2,779         (497)
                                                             --------     --------     --------
Income before income taxes.................................    40,669       31,216       16,892
Provision for income taxes.................................    12,444       11,546        5,766
                                                             --------     --------     --------
Net income.................................................  $ 28,225     $ 19,670     $ 11,126
                                                             ========     ========     ========

Earnings per share of common stock and common stock
  equivalents*:
  Primary..................................................  $   2.37     $   1.96     $   1.31
  Fully diluted............................................  $   2.37     $   1.95     $   1.30

Weighted average shares outstanding*:
  Primary..................................................    11,897       10,053        8,511
  Fully diluted............................................    11,910       10,104        8,549

---------------

* Share and per share data reflect adjustments for a three-for-two stock split in the form of a 50% stock dividend paid in July, 1996.
          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                            COMMON STOCK        NONVOTING                            ADDITIONAL
                                       ----------------------     COMMON     ADDITIONAL               MINIMUM                SHARES
                                         SHARES     PAR VALUE     STOCK       PAID-IN     RETAINED    PENSION     TREASURY   HELD IN
                                         ISSUED      ($.10)     (PAR $.10)    CAPITAL     EARNINGS   LIABILITY     STOCK      TRUST
                                       ----------   ---------   ----------   ----------   --------   ----------   --------   -------
Balance at December 31, 1993.........   6,014,681    $   601       $ --       $ 72,627    $25,859     $ (1,030)   $(10,488)   $  --
  Net income.........................                                                      11,126
  Cash dividends at $0.13 per
    share............................                                                      (1,050)
  Exercise of stock options..........      64,100          6                       395
  Reversal of additional minimum
    pension liability................                                                                    1,030
  Shares issued under savings plan...                                              651                                 798
  Adjustment for foreign currency
    translation......................
                                       ----------     ------       ----       --------    -------      -------    --------    -----
Balance at December 31, 1994.........   6,078,781    $   607       $ --       $ 73,673    $35,935     $     --    $ (9,690)   $  --
  Net income.........................                                                      19,670
  Cash dividends at $0.13 per
    share............................                                                      (1,289)
  Exercise of stock options..........     392,050         39                     2,755
  Tax benefit of stock options
    exercised........................                                            2,721
  Shares issued in public offering...   1,725,000        172                    62,400
  Additional minimum pension
    liability........................                                                                     (750)
  Shares issued under savings plan...                                              904                                 530
  Adjustment for foreign currency
    translation......................
                                       ----------     ------       ----       --------    -------      -------    --------    -----
Balance at December 31, 1995.........   8,195,831    $   818       $ --       $142,453    $54,316     $   (750)   $ (9,160)   $  --
  Net income.........................                                                      28,225
  Cash dividends at $0.17 per
    share............................                                                      (1,933)
  Exercise of stock options..........     334,650         33                     4,677                                (856)    (718)
  Tax benefit of stock options
    exercised........................                                            1,406
  Reduction of additional minimum
    pension liability................                                                                      197
  Shares issued to Board of
    Directors........................                                               87                                  62
  Shares issued under savings plan...                                              992                                 505
  Three-for-two stock split..........   4,238,694        424                      (424)
  Adjustment for foreign currency
    translation......................
                                       ----------     ------       ----       --------    -------      -------    --------    -----
Balance at December 31, 1996.........  12,769,175    $ 1,275       $ --       $149,191    $80,608     $   (553)   $ (9,449)   $(718)
                                       ==========     ======       ====       ========    =======      =======    ========    =====


                                       CUMULATIVE        TOTAL
                                       TRANSLATION   STOCKHOLDERS'
                                       ADJUSTMENT       EQUITY
                                       -----------   -------------
Balance at December 31, 1993.........    $    --       $  87,569
  Net income.........................                     11,126
  Cash dividends at $0.13 per
    share............................                     (1,050)
  Exercise of stock options..........                        401
  Reversal of additional minimum
    pension liability................                      1,030
  Shares issued under savings plan...                      1,449
  Adjustment for foreign currency
    translation......................      1,441           1,441
                                          ------        --------
Balance at December 31, 1994.........    $ 1,441       $ 101,966
  Net income.........................                     19,670
  Cash dividends at $0.13 per
    share............................                     (1,289)
  Exercise of stock options..........                      2,794
  Tax benefit of stock options
    exercised........................                      2,721
  Shares issued in public offering...                     62,572
  Additional minimum pension
    liability........................                       (750)
  Shares issued under savings plan...                      1,434
  Adjustment for foreign currency
    translation......................        366             366
                                          ------        --------
Balance at December 31, 1995.........    $ 1,807       $ 189,484
  Net income.........................                     28,225
  Cash dividends at $0.17 per
    share............................                     (1,933)
  Exercise of stock options..........                      3,136
  Tax benefit of stock options
    exercised........................                      1,406
  Reduction of additional minimum
    pension liability................                        197
  Shares issued to Board of
    Directors........................                        149
  Shares issued under savings plan...                      1,497
  Three-for-two stock split..........
  Adjustment for foreign currency
    translation......................      6,884           6,884
                                          ------        --------
Balance at December 31, 1996.........    $ 8,691       $ 229,045
                                          ======        ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   1996      1995       1994
                                                                 --------   -------   ---------
Cash flows from operations:
  Net income...................................................  $ 28,225   $19,670   $  11,126
  Depreciation and amortization................................    28,493    24,961      15,937
  Provision for inventories....................................     1,099     3,052          --
  Reversal of tax contingencies................................    (1,500)       --          --
  Reversal of environmental contingencies......................    (1,000)       --          --
  Deferred income taxes........................................     1,721       751       3,183
  Loss on disposal of property, plant and equipment............        --     1,562          --
  Changes in assets and liabilities:
     Receivables...............................................     1,205    (4,296)     (3,349)
     Inventories...............................................     6,284    (9,952)     (1,212)
     Other current assets......................................     1,663    (1,409)        (44)
     Accounts payable and accrued liabilities..................    (6,199)    8,013       3,625
     Income taxes payable......................................     6,620       958      (1,852)
     Other noncurrent assets and liabilities...................       174     1,254          15
                                                                 --------   -------   ---------
          Net cash provided from operations....................    66,785    44,564      27,429
                                                                 --------   -------   ---------
Cash flows from investing activities:
  Capital expenditures.........................................   (32,396)  (46,398)    (20,825)
  Acquisition of businesses....................................        --        --    (131,697)
  Other investing activities...................................    (1,345)   (2,038)         --
  Proceeds from sale of product lines..........................        --        --       2,152
                                                                 --------   -------   ---------
          Net cash (used in) investing activities..............   (33,741)  (48,436)   (150,370)
                                                                 --------   -------   ---------
Cash flows from financing activities:
  Dividends....................................................    (1,933)   (1,289)     (1,050)
  Net (decrease) increase in short-term debt...................    (1,025)  (47,663)     50,784
  Long-term debt activity (including current portion):
     Borrowings................................................    44,000    73,884     134,679
     Repayments................................................   (80,599)  (90,257)    (56,244)
  Proceeds from the issuance of common stock...................     6,116    65,367         401
  Proceeds from the sale of treasury stock.....................       790     1,434       1,449
                                                                 --------   -------   ---------
          Net cash (used in) provided from financing
            activities.........................................   (32,651)    1,476     130,019
                                                                 --------   -------   ---------
Effect of exchange rate changes on cash........................     2,119    (1,850)      1,848
                                                                 --------   -------   ---------
Net increase (decrease) in cash................................     2,512    (4,246)      8,926
Cash at beginning of year......................................     4,841     9,087         161
                                                                 --------   -------   ---------
Cash at end of year............................................  $  7,353   $ 4,841   $   9,087
                                                                 --------   -------   ---------
Supplemental disclosure:
     Interest paid.............................................  $  6,859   $12,254   $   4,996
     Income taxes paid.........................................  $  3,695   $ 5,321   $   4,854
Noncash transactions:
     Additional minimum pension liability charged to
       (eliminated from) stockholders' equity..................  $   (197)  $   750   $  (1,030)
     Liabilities established under deferred compensation
       plan....................................................  $    718   $    --   $      --

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(1) THE COMPANY

     Cambrex Corporation manufactures and markets a broad line of pharmaceutical related products, specialty chemicals, fine chemicals and commodity chemical intermediates to a diverse customer base for use in a wide variety of applications. The Company sells these products under five product categories:
Bulk Pharmaceuticals, Pharmaceutical Intermediates, Organic Intermediates, Performance Enhancers and Polymer Systems.

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

  Financial Instruments

     The financial instruments of the Company consist of cash and cash equivalents, trade receivables, short-term debt, current portion of long-term debt, and long-term debt. At December 31, 1996, the carrying amount of these financial instruments approximate their fair value. The carrying amounts for cash and cash equivalents, trade receivables, short-term debt, and current portion of long-term debt approximate fair value because of the short maturity of these instruments. The carrying amount for long-term debt approximates fair value due to the variable nature of the interest rate.

     The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large numbers of customers comprising the Company's customer base, and their dispersion across different business and geographic areas. No one customer represents more than 10% of sales or receivables.

     Gains and losses on foreign currency forward exchange contracts pertaining to existing assets or liabilities, or hedges of firm commitments are deferred and are recognized in income as part of the related transactions. Although the purpose for using put and call option contracts is to mitigate currency risk, these particular instruments do not qualify for hedge accounting under generally accepted accounting principles and accordingly, must be adjusted to market value at the end of each accounting period. Gains and losses on forward exchange and put and call option contracts to date have not been material.

  Inventories

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Property, Plant and Equipment

     Property, plant and equipment is stated at cost, net of accumulated depreciation. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives for each applicable asset group as follows:

            Buildings and improvements............................  15 to 20 years
            Machinery and equipment...............................  5 to 10 years
            Furniture and fixtures................................  3 to  5 years

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in other (income) expense, net. Interest is capitalized in connection with the construction and acquisition of assets. The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset's estimated useful life. Total interest capitalized in connection with ongoing construction activities in 1996, 1995 and 1994 amounted to $677, $749 and $461, respectively.

  Software Development Costs

     The Company capitalizes development costs of computer software used internally; which include consulting for modifications and implementation, and costs for employees dedicated solely to the project. The cost of capitalized software is amortized over five years using the straight line method. Total capitalized software development costs amounted to $2,806 in 1996.

  Intangible Assets

     Intangible assets are recorded at cost and amortized on a straight-line basis as follows:

            Patents.................................  Amortized over the remaining life of individual patents
                                                        (average 5 years)
            Goodwill................................  4 to 20 years
            Product technology......................  5 to 17 years
            Non-compete agreements..................  5 years
            Trademarks and other....................  1 to 40 years

     At each balance sheet date, the Company evaluates the recoverability of intangibles based upon expectations of non-discounted cash flows and operating income for each subsidiary having material intangible assets.

  Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that long-lived assets and certain identifiable intangibles held and to be used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted this standard in 1996 with no material impact on its results of operations.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Income Taxes

     The provision for income taxes is based upon income recognized for financial statement purposes and includes the effect of deferred taxes. These deferred taxes are the result of transactions which are recognized in different periods for financial and income tax reporting.

     The Company and its eligible subsidiaries file a consolidated U.S. income tax return. Certain subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. income tax return. U.S. income taxes are provided on planned repatriation of a portion of foreign earnings and consider applicable foreign tax credits. Cambrex also intends to indefinitely reinvest the unremitted earnings of certain non-U.S. subsidiaries, and as such, separate provisions for income taxes have been determined for these entities and U.S. taxes have not been provided. At December 31, 1996 and 1995, the cumulative amount of unremitted earnings of non-U.S. subsidiaries was $3,605 and $2,742, respectively.

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

  Earnings Per Common Share

     Earnings per share of Common Stock for 1996, 1995 and 1994 are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method. Under the assumption that the July 24, 1995 public offering of 2,587,500 shares, the proceeds of which were used to reduce the Company's outstanding debt, had occurred on January 1, 1995, the pro forma earnings per share for 1995 would have been $1.86.

(3) ACQUISITIONS AND DIVESTITURES

     (a) On October 12, 1994, the Company completed the acquisition of the stock of Nobel's Pharma Chemistry Business ("Nordic/Profarmaco") from Akzo Nobel for $130,300. The business consists of Nobel Chemicals AB (now Nordic Synthesis AB, "Nordic") in Karlskoga, Sweden, Profarmaco Nobel S.r.1. (now Profarmaco S.r.1., "Profarmaco") in Milan, Italy and sales companies in Germany, England and the United States. Nordic and Profarmaco manufacture fine chemical intermediates and bulk active ingredients for pharmaceutical products. The transaction was accounted for as a purchase and was financed with the

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(3) ACQUISITIONS AND DIVESTITURES -- (CONTINUED)
Company's credit agreement, and resulted in goodwill of $46,757 which is being amortized on a straight line basis over 15 years.

     On January 31, 1994, Cambrex purchased substantially all of the assets of Hexcel Corporation's Fine Chemicals Business located in Middlesbrough, England, for $7,400 and the assumption of certain current liabilities in the amount of $2,100. The business, now known as Seal Sands Chemicals, Ltd., "Seal Sands", manufactures chemical intermediates used in the pharmaceutical, photographic, water treatment, health care, and plastics industries. On May 27, 1994, the Company purchased the Topanol product line from Zeneca Limited to complement the Seal Sands operation for $4,600. These transactions were accounted for as purchases and were financed with the Company's credit agreement, and resulted in goodwill of $1,881 for Seal Sands and $3,744 for Topanol which are being amortized on a straight line basis over 10 years and 4 years, respectively.

     (b) Unaudited pro forma results as if the Nordic/Profarmaco and Seal Sands acquisitions and the Topanol product line purchase had occurred at January 1, 1994 is presented below. The pro forma financial information is not necessarily indicative of results of operations that would have occurred had the combinations been in effect at the beginning of the period nor of future results of operations of the combined companies.

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                                              1994
                                                                          ------------
        Net revenues....................................................    $328,538
        Net income......................................................      13,990
        Earnings per share
            Primary.....................................................       $1.65
             Fully diluted..............................................       $1.63

     (c) In 1994, the Company sold three small businesses: Wickhen cosmetic esters, black and white photographic chemicals and the Hydrogels business for a total of $2,152. No gain or loss resulted from the sales of these businesses.

(4) FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The AICPA's Statement of Position 96-1 "Environmental Remediation Liabilities" requires that environmental remediation liabilities, including related legal costs, be accrued when it is probable that an environmental remediation will be required and such remediation efforts can be reasonably estimated. The Company is required to adopt this standard in 1997. The Company currently considers the criteria of this standard in establishing its environmental liabilities with the exception of the requirement to accrue for certain future external legal costs. The Company anticipates that the adoption of this standard will not have a material impact on its results of operations.

     Statement of Financial Accounting Standards No. 128 "Earnings Per Share" changes the reporting requirements for earnings per share (EPS) for publicly traded companies by replacing primary EPS with basic EPS and changing the disclosures associated with this change. The Company is required to adopt this standard in 1998 and is currently evaluating the impact of this standard.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(5) INVENTORIES

     Inventories consist of the following:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
        Finished goods...........................................  $29,443     $30,409
        Work in process..........................................   15,463      19,093
        Raw materials............................................   13,179      15,931
        Supplies.................................................    6,124       5,801
                                                                   -------     -------
             Total...............................................  $64,209     $71,234
                                                                   =======     =======

(6) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------     --------
        Land...................................................  $  8,132     $  7,956
        Buildings and improvements.............................    55,120       50,127
        Machinery and equipment................................   229,358      200,218
        Furniture and fixtures.................................     7,603        5,846
        Construction in progress...............................    26,845       29,283
                                                                 --------     --------
             Total.............................................   327,058      293,430
        Accumulated depreciation...............................  (110,577)     (87,747)
                                                                 --------     --------
             Net...............................................  $216,481     $205,683
                                                                 ========     ========

     Depreciation expense amounted to $22,788, $19,493 and $13,983 for the years ended December 31, 1996, 1995 and 1994, respectively.

(7) INTANGIBLE ASSETS

     Components of intangible assets are as follows:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------     --------
        Goodwill...............................................  $ 59,024     $ 54,947
        Other..................................................    14,563       14,457
                                                                 --------     --------
             Total.............................................    73,587       69,404
        Accumulated amortization...............................   (24,014)     (17,739)
                                                                 --------     --------
             Net...............................................  $ 49,573     $ 51,665
                                                                 ========     ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(8) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The components of accounts payable and accrued liabilities are as follows:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------     --------
        Accounts payable.......................................  $ 30,205     $ 29,901
        Salaries, wages and employee benefits payable..........    13,596       17,661
        Other accrued liabilities..............................    10,953       14,882
                                                                 --------     --------
             Total.............................................  $ 54,754     $ 62,444
                                                                 ========     ========

(9) INCOME TAXES

     Income before taxes consisted of the following:

                                                                 DECEMBER 31,
                                                        -------------------------------
                                                         1996        1995        1994
                                                        -------     -------     -------
        Domestic......................................  $31,611     $22,543     $15,571
        Foreign.......................................    9,058       8,673       1,321
                                                        -------     -------     -------
             Total....................................  $40,669     $31,216     $16,892
                                                        =======     =======     =======

     The provision for income taxes consists of the following expenses
(benefits):

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                            1996      1995        1994
                                                           -------   -------     ------
        Current:
             Federal.....................................  $ 3,783   $ 5,951     $3,142
             State.......................................      598       460        529
             Foreign.....................................    6,342     4,384     (1,088)
                                                           -------   -------     ------
                                                            10,723    10,795      2,583
                                                           -------   -------     ------
        Deferred:
             Federal.....................................      922     1,008      1,537
             State.......................................     (527)      (22)       328
             Foreign.....................................    1,326      (235)     1,318
                                                           -------   -------     ------
                                                             1,721       751      3,183
                                                           -------   -------     ------
                  Total..................................  $12,444   $11,546     $5,766
                                                           =======   =======     ======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)
     The provision for income taxes differs from the statutory Federal income tax rate of 35% for 1996 and 1995 and 34% for 1994 as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                          1996        1995        1994
                                                         -------     -------     ------
        Income tax at Federal statutory rate...........  $14,234     $10,926     $5,743
        State and local taxes (benefits), net of
          Federal income tax benefits..................     (239)        285        566
        Difference between Federal statutory rate and
          statutory rates on foreign income............    1,771         656       (350)
        Reversal of tax contingency for IRS audit
          settlement...................................   (1,500)         --         --
        Return to provision adjustment.................   (1,066)         --         --
        Research and experimentation credits...........     (484)         --         --
        Other..........................................     (272)       (321)      (193)
                                                         -------     -------     ------
        Provision for income taxes.....................  $12,444     $11,546     $5,766
                                                         =======     =======     ======

     The components of deferred tax assets and liabilities as of December 31, 1996 and 1995 relate to temporary differences and carryforwards as follows:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
        Deferred tax assets:
          Acquisition reserves...................................  $   732     $ 2,274
          Net operating loss carryforwards.......................    3,703       1,051
          Inventory..............................................    1,677       1,784
          Employee benefits......................................      883         198
          Receivables............................................      238         288
                                                                   -------     -------
          Net current deferred tax assets........................    7,233       5,595
          Valuation allowances...................................   (2,224)     (1,051)
                                                                   -------     -------
                  Total net deferred tax assets..................  $ 5,009     $ 4,544
                                                                   =======     =======
        Deferred tax liabilities:
          Depreciation...........................................  $25,366     $24,085
          Environmental reserves.................................   (2,341)     (3,054)
          Intangibles............................................   (1,585)       (707)
          Alternative minimum tax credits........................       --        (921)
          Research and experimentation credits...................       --         (12)
          Other..................................................      147           9
                                                                   -------     -------
                  Total net non-current deferred tax
                    liabilities..................................  $21,587     $19,400
                                                                   =======     =======

     Under the tax laws of various foreign countries in which the Company operates, net operating losses (NOLs) may be carried forward, subject to statutory limitations, to reduce taxable income in future years. The tax effect of such foreign NOLs aggregated approximately $3,703 and $1,051 at December 31, 1996 and 1995, the majority of which are available on an indefinite carryforward basis. However, valuation reserves have been established against certain NOLs to reflect uncertainties associated with the realizability of such future benefits.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)
     During December 1996, the Company reached a settlement agreement with the Internal Revenue Service related to audits for the years 1988 through 1991. Reversal of reserves no longer needed for this matter increased income by $1,500.

(10) SHORT-TERM DEBT

     Profarmaco has lines of credit in Italy with five local banks (the "Facility"). The Facility is short-term and provides three types of financing with the following limits: Overdraft Protection of $2,600 (Lire 4 billion), Export Financing of $6,900 (Lire 10.5 billion) and Advances on Uncleared Deposits of $2,300 (Lire 3.5 billion). The Overdraft Protection and Export Financing facilities bear interest at varying rates when utilized, however, Advances on Uncleared Deposits (Ricevute Bancarie) bear no interest.

     Short-term debt at December 31, 1996 and 1995 consists of the following:

                                                                      DECEMBER 31,
                                                                  ---------------------
                                                                    1996        1995
                                                                  --------    ---------
        Export financing facility...............................  $  2,760    $   3,645
        Overdraft protection....................................     1,120        1,060
                                                                    ------       ------
                  Total.........................................  $  3,880    $   4,705
                                                                    ======       ======

(11) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                      DECEMBER 31,
                                                                  ---------------------
                                                                    1996        1995
                                                                  --------    ---------
        Bank credit facilities(a)...............................  $ 66,000    $ 102,500
        Capitalized leases......................................        13           25
        Notes payable(b)........................................     1,370        1,226
                                                                  --------    ---------
             Subtotal...........................................    67,383      103,751
        Less: current portion(c)................................     7,231        4,108
                                                                  --------    ---------
        Total...................................................  $ 60,152    $  99,643
                                                                   =======     ========

     (a) On September 21, 1994, the Company entered into a Loan Agreement (the "Credit Agreement") with NBD Bank, N.A., United Jersey Bank, National Westminster NJ, Wachovia Bank of Georgia, N.A., BHF-Bank, The First National Bank of Boston, Chemical Bank New Jersey, N.A., and National City Bank. The Credit Agreement provided for a one year bridge loan in the aggregate principal amount of $50,000 due October 11, 1995, as well as provides a seven year term loan in the aggregate principal amount of $75,000 (payable $1,000 per quarter for twelve quarters and $3,938 for the remaining quarters beginning December
1994), and a revolving credit facility in the aggregate principal amount of $100,000 due October 11, 1999 (evergreen renewal; automatic two year extensions if non-renewal notice not given). As of December 31, 1996, there were no borrowings under the revolving credit facility.

     The Credit Agreement permits the Company to choose between various interest rate options and to specify the portion of the borrowing to be covered by each interest rate option. Under the Revolving Credit Agreement, the interest rate options available to the Company are: (a) U.S. prime rate plus the applicable margin (ranging from 0% to 3/4 of 1%) or (b) LIBOR plus the applicable margin (ranging from 1/2 of 1% to 2%). The applicable margin is adjusted based upon the Funded Indebtedness to Cash Flow Ratio of the

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(11) LONG-TERM DEBT -- (CONTINUED)
Company. The seven year term loan has the same interest rate options plus 1/2%. Additionally, the Company pays a commitment fee of between 1/5 of 1% and 3/8 of 1% on the unused portion of the Revolving Credit facility. The 1996 and 1995 average interest rates were 7.4 % and 7.7%, respectively.

     The Credit Agreement contains various restrictive covenants, which require the Company to maintain a minimum consolidated net worth level, certain financial ratios and deferred pledge of assets, as defined in the Credit Agreement. If these covenants are not met, the loan is collateralized by the assets of the Company's domestic subsidiaries and 66% of the outstanding capital stock of the foreign subsidiaries.

     On July 24, 1995, the Company raised $62,572 in a public offering which was used to pay down outstanding short-term debt of $50,000 and outstanding long-term debt of $12,572.

     (b) As part of the October 12, 1994 acquisition of Nordic/Profarmaco, the Company assumed a government loan made to Profarmaco to finance technological innovations. The loan of $1,291, bearing interest at 9.21%, is amortized over ten annual payments starting July 26, 1995 and ending July 26, 2004.

     (c) Aggregate maturities of long-term debt are as follows:

                    1997.......................................  $  7,231
                    1998.......................................    15,868
                    1999.......................................    15,879
                    2000.......................................    15,891
                    2001.......................................    11,966
                    Thereafter.................................       548
                                                                  -------
                         Total.................................  $ 67,383
                                                                  =======

(12) DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to reduce exposures to market risks resulting from fluctuations in interest rates and foreign exchange. The Company does not enter into financial instruments for trading or speculative purposes. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap, forward exchange and put and call contracts. However, the Company does not anticipate nonperformance by the counterparties.

  Interest Rate Swap Agreements

     The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. Notional amounts provide an indication of the extent of the Company's involvement in such agreements but do not represent its exposure to market risk. The following table shows the notional amounts outstanding, maturity dates, and the weighted average receive and pay rates of interest rate swap agreements as of December 31, 1996.

                                                             AS OF DECEMBER 31, 1996
                                                    -----------------------------------------
                                                                               WEIGHTED AVG.
                                                                                   RATE
                                                    NOTIONAL     MATURITY     ---------------
                                                    AMOUNTS        DATE       RECEIVE     PAY
                                                    --------     --------     -------     ---
        Interest rate swaps.......................  $ 30,000       1998         5.6%      6.1%
        Interest rate swaps.......................  $ 10,000       1999         5.5%      5.5%

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(12) DERIVATIVE FINANCIAL INSTRUMENTS -- (CONTINUED)
     Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions. The fair value of these agreements were based on quoted market prices and was $39,998 at December 31, 1996.

  Foreign Exchange Instruments

     The Company's policy is to enter into forward exchange contracts and currency options to hedge foreign currency transactions. This hedging mitigates the impact of short-term foreign exchange rate movements on the Company's operating results primarily in the United Kingdom, Sweden and Italy. The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by these foreign operations which are denominated primarily in U.S. dollars, Deutsche marks and British pound sterling. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations. The Company's forward exchange contracts do not subject the Company's results of operations to risk due to exchange rate movements because gains and losses on these contracts generally offset gains and losses on the transactions being hedged. The forward exchange contracts have varying maturities with none exceeding twelve months. The Company makes net settlements for forward exchange contracts at maturity, based upon negotiated rates at inception of the contracts.

     The Company's foreign currency options are comprised of cap and floor options under which a foreign currency option is purchased at one exchange rate and another foreign currency option for equal notional value is sold at a higher exchange rate. The foreign currency options purchased and sold mature over the same period with premiums paid equal to premiums received resulting in zero net cost. The Company believes the use of these options reduces its foreign exchange risk by mitigating the range of exposure of currency fluctuation between the put and call exchange rates. The foreign currency options have varying maturities with none exceeding six months.

                                                                1996
                                       -------------------------------------------------------
                                                                   UNREALIZED        PREMIUMS
                                       NOTIONAL      FAIR       ----------------     RECEIVED/
                                       AMOUNTS      VALUES      GAINS     LOSSES      (PAID)
                                       --------     -------     -----     ------     ---------
        Forward exchange contracts...  $ 32,823     $32,903     $ 595      $516        $  --
        Foreign currency options
          purchased..................     7,300       7,300        --        --          (86)
        Foreign currency options
          sold.......................     7,300       7,300        --        --           86

                                                                1995
                                       -------------------------------------------------------
                                                                   UNREALIZED        PREMIUMS
                                       NOTIONAL      FAIR       ----------------     RECEIVED/
                                       AMOUNTS      VALUES      GAINS     LOSSES      (PAID)
                                       --------     -------     -----     ------     ---------
        Forward exchange contracts...  $ 38,940     $39,611     $ 750      $ 79        $  --

(13) STOCKHOLDERS' EQUITY

     The Company has two classes of common shares designated Common Stock and Nonvoting Common Stock. Authorized shares of Common Stock were 20,000,000 at December 31, 1996 and 1995. Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 1996 and 1995.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(13) STOCKHOLDERS' EQUITY -- (CONTINUED)
     At December 31, 1996, authorized shares of Common Stock were reserved for issuance as follows:

        Stock option plans................................................   1,963,462
        Cambrex savings plan..............................................      13,018
                                                                             ---------
             Total shares.................................................   1,976,480
                                                                             =========

     On July 24, 1996, the Company's Board of Directors approved a three-for-two stock split of the Company's Common Stock, $0.10 par value, effected in the form of a 50% stock dividend to holders of record on July 8, 1996. All share and per share data, including stock option plan information have been adjusted to reflect the impact of the three-for-two stock split. The effect of the split is presented retroactively within stockholders' equity at December 31, 1996 by transferring the par value for the additional shares issued from additional paid-in capital to common stock.

     On May 23, 1996, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of Common Stock, $.10 par value per share, payable on June 10, 1996 to the stockholders of record on that date. Under certain circumstances, each Right entitles the registered holder to purchase from the Company, one one-hundredth of a share of Series E Junior Participating Cumulative Preferred Stock ("Preferred Stock"), or in certain circumstances, shares of Common Stock of the Company or common stock of an acquiring company at one-half the market price of such Common Stock or common stock, as the case may be. The Rights are designed to make it more likely that all stockholders of the Company receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against the use of partial tender offers or other coercive tactics to gain control of the Company. A Right will be granted for each share of Common Stock issued after such date and prior to the expiration date or redemption of that Right.

     The Rights will become exercisable only in the event that any person or group of affiliated persons becomes a holder, or commences a tender or exchange offer, that if consummated, would result in that person or group of affiliated persons owning at least 15% of the outstanding Common Stock of the Company. Once exercisable, each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Preferred Stock, at a price of $174 per share, subject to adjustment. The Rights may be redeemed at a price of $.01 per Right at any time prior to the expiration date of June 5, 2006.

     On July 24, 1995, the Company completed a public offering of 2,587,500 shares of newly issued common stock at a price of $25.83 per share. The total proceeds to the Company, net of underwriting discounts, commissions, and other related fees, amounted to $62,572. Proceeds were used to reduce outstanding debt existing under the Company's bank Credit Agreement.

     Nonvoting Common Stock has equal rights with Common Stock, with the exception of voting power. Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock. As of December 31, 1996 and 1995, no shares of Nonvoting Common Stock were outstanding.

     The Company held treasury stock of 1,049,895 and 715,447 shares at December 31, 1996 and 1995, respectively, and are used for issuance to the Cambrex Savings Plan. In 1996, shares were also issued to the Board of Directors as compensation.

     The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $0.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 1996 and 1995, there was no preferred stock outstanding.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(14) STOCK OPTIONS

     The Company has seven stock-based compensation plans currently in effect. The 1983 Incentive Stock Option Plan ("1983 Plan") provides for the grant of options intended to qualify as incentive stock options to management and other key employees. The 1987 Stock Option Plan ("1987 Plan") provides for the granting to key employees both non-qualified stock options and incentive stock options. The 1989 Senior Executive Stock Option Plan ("1989 Plan") provides for the grant of options intended to qualify as additional incentives to the Company's Senior Executive Officers. The 1992 Stock Option Plan ("1992 Plan") provides for the granting to key employees both non-qualified stock options and incentive stock options. The 1993 Senior Executive Stock Option Plan ("1993 Plan") provides for the grant of options intended to qualify as additional incentives to the Company's Senior Executive Officers. The 1994 Stock Option Plan ("1994 Plan") provides for the granting to key employees both non-qualified and incentive stock options. The 1994 Plan also provides for the granting of non-qualified stock options to non-employee directors.

     On April 25, 1996, the Company's stockholders approved the 1996 Performance Stock Option Plan ("1996 Plan"), which provides for the granting of options intended to qualify as additional incentives to management and other key employees. The 1996 Plan also provides for the granting of non-qualified stock options to non-employee directors. Options granted under the 1996 Plan vest nine years after the date of grant, subject to acceleration if the publicly traded price of the Company's Common Stock equals or exceeds certain levels. Substantially all options available under the various plans prior to the 1996 Plan have been granted. These Plans contain various vesting provisions also based upon time and achievement of certain stock price levels. All option awards granted under each plan expire no more than ten years from the grant date.

     The Company applies the provisions of APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) establishes financial accounting and reporting standards for stock-based employee compensation plans. During 1996, the Company adopted the disclosure only provisions available under SFAS 123. Accordingly, no compensation cost has been recognized for stock option plans.

     Had compensation cost for the Company's 1996 and 1995 grants for stock-based compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with SFAS 123, the Company's net income, and net income per common share for 1996 and 1995 would approximate the pro forma amounts below:

                                                                    1996        1995
                                                                   -------     -------
        Net income as reported...................................  $28,225     $19,670
                                                                   =======     =======
        Net income -- pro forma..................................  $26,946     $19,617
                                                                   =======     =======
        Earnings per share -- as reported........................  $  2.37     $  1.95
                                                                   =======     =======
        Earnings per share -- pro forma..........................  $  2.27     $  1.95
                                                                   =======     =======

     The pro forma compensation expense of $1,279 and $53 for 1996 and 1995, respectively, was calculated based on the fair value of each option primarily using the Black-Scholes option-pricing model with the following assumptions: (i) average dividend yield of 1.45%, (ii) expected volatility of 23%, (iii) risk-free interest rate ranging from 5.44% to 7.74% and (iv) expected life of 4-5 years. The 1996 grants have been valued using a path dependent model due to the cliff vesting with performance acceleration provisions set forth in the 1996 Plan.

     As of December 31, 1996, 1,510,538 options had been exercised. Shares of Common Stock subject to outstanding options under the stock option plans were as follows:

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(14) STOCK OPTIONS -- (CONTINUED)

                                                       OPTIONS OUTSTANDING
                                      ------------------------------------------------------   OPTIONS EXERCISABLE
                                                                         WEIGHTED AVERAGE      --------------------
                                                                      ----------------------               WEIGHTED
                                                        OPTION                    REMAINING                AVERAGE
                        AUTHORIZED                     PRICE PER      EXERCISE   CONTRACTUAL    NUMBER     EXERCISE
                       FOR ISSUANCE   OUTSTANDING       SHARE $       PRICE $       LIFE       OF SHARES   PRICE $
                       ------------   -----------   ---------------   --------   -----------   ---------   --------
1983 Plan............      324,000         8,275    11.875 - 12.125     12.12         1           8,275      12.12
1987 Plan............      300,000         5,100             12.125     12.13         1           5,100      12.13
1989 Plan............      600,000             0                  -        --        --               0         --
1992 Plan............      150,000        74,525     10.375 - 24.75     12.84         4          74,525      12.84
1993 Plan............      450,000       294,500      13.25 - 25.50     14.44         7         294,500      14.44
1994 Plan............      150,000        73,713     13.25 - 27.375     17.77         8          73,713      17.77
1996 Plan............    1,500,000       880,375     24.75 - 32.625     27.37         9               0         --
                         ---------     ---------                                                -------
       Total
          shares.....    3,474,000     1,336,488    10.375 - 32.625     23.03                   456,113      14.65
                         =========     =========                                                =======

     Information regarding the Company's stock option plans is summarized below:

                                                                                  WEIGHTED AVERAGE
                                                                                 -------------------
                                                                                              FAIR
                                                                                            VALUE $
                                                                     NUMBER OF   EXERCISE   AT GRANT
                                                                      SHARES     PRICE $      DATE
                                                                     ---------   --------   --------
Outstanding at December 31, 1993...................................    985,425      8.125
     Granted.......................................................    573,000      14.75       --
     Exercised.....................................................    (96,150)      8.25
     Cancelled.....................................................       (750)      5.00
                                                                     ---------
Outstanding at December 31, 1994...................................  1,461,525       9.75
     Granted.......................................................     60,375      22.75     5.86
     Exercised.....................................................   (588,075)     9.125
     Cancelled.....................................................     (1,500)     15.00
                                                                     ---------
Outstanding at December 31, 1995...................................    932,325     15.375
     Granted.......................................................    887,876      27.75     9.95
     Exercised.....................................................   (475,463)    13.375
     Cancelled.....................................................     (8,250)     21.75
                                                                     ---------
Outstanding at December 31, 1996...................................  1,336,488      23.03
                                                                      ========

(15) RETIREMENT PLANS

  Pension Plans

     The Company maintains two U.S. defined-benefit pension plans which cover substantially all eligible employees: (1) the Nepera Hourly Pension Plan (the "Nepera Plan") which covers the union employees at the Harriman, New York plant, and (2) the Cambrex Pension Plan (the "Cambrex Plan") which covers all other eligible employees.

     Benefits for the salaried and certain hourly employees are based on salary and years of service, while those for employees covered by a collective bargained agreement are based on negotiated benefits and years of service. The Company's policy is to fund pension costs currently to the extent deductible for income tax purposes. Pension plan assets consist primarily of balanced mutual fund investments.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)
     The net periodic pension expense for both 1996 and 1995 are based on a twelve month period and on valuations of the plans as of January 1. However, the reconciliation of funded status is determined as of the September 30 measurement date.

     In accordance with the requirements of Statement of Financial Accounting Standard No. 87 "Employers' Accounting for Pensions" (SFAS 87), the overfunded and underfunded U.S. plans are presented separately. However, the funded status incorporates fourth quarter contributions to each of the plans in 1996 that resulted in a change in the funded status as of September 30. The funded status of these plans, incorporating these fourth quarter contributions, as of September 30, 1996 and 1995 is as follows:

                                                      SEPTEMBER 30, 1996         SEPTEMBER 30, 1995
                                                      ------------------     --------------------------
                                                          OVERFUNDED         OVERFUNDED     UNDERFUNDED
                                                      ------------------     ----------     -----------
Actuarial present value of benefit obligations:
  Vested benefits...................................       $(18,908)          $(13,714)      $  (3,884)
  Non-vested benefits...............................         (1,202)            (1,263)           (270)
                                                      ------------------     ----------     -----------
  Accumulated benefit obligation....................        (20,110)           (14,977)         (4,154)
  Additional benefits based on estimated future
     salary levels..................................         (1,406)            (1,214)             --
                                                      ------------------     ----------     -----------
Projected benefit obligation for service rendered
  through September 30, 1996 and 1995...............        (21,516)           (16,191)         (4,154)
Plan assets at fair market value....................         21,898             16,159           3,842
                                                      ------------------     ----------     -----------
Plan assets in excess of PBO/(PBO in excess of Plan
  assets)...........................................            382                (32)           (312)
Unrecognized net transition (asset).................            (98)              (199)             --
Unrecognized prior service cost.....................           (152)               219            (448)
Other -- unrecognized net loss on past experience...            650                648           1,198
Additional minimum liability........................           (553)                --            (750)
                                                      ------------------     ----------     -----------
Prepaid (accrued) pension cost as of September 30,
  1996 and 1995.....................................            229                636            (312)
4th quarter contributions...........................             84                370             103
                                                      ------------------     ----------     -----------
Prepaid (accrued) pension cost as of December 31,
  1996 and 1995.....................................       $    313           $  1,006       $    (209)
                                                      ==============          ========       =========

     Assumptions used to develop the U.S. 1996 and 1995 net periodic pension expense and the September 30, 1996 and 1995 actuarial present value of projected benefit obligations:

                                                        JANUARY 1, 1996          JANUARY 1, 1995
                                                        ---------------     --------------------------
                                                          OVERFUNDED        OVERFUNDED     UNDERFUNDED
                                                        ---------------     ----------     -----------
PENSION EXPENSE
  Weighted-average discount rate......................        7.5%             8.5%            8.5%
  Expected long-term rate of return on assets.........        8.5%             8.5%            8.5%
  Rate of increase in future compensation levels (non-
     collective bargained employees)..................        5.0%             5.0%             N/A

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)

                                                      SEPTEMBER 30, 1996         SEPTEMBER 30, 1995
                                                      ------------------     --------------------------
                                                          OVERFUNDED         OVERFUNDED     UNDERFUNDED
                                                      ------------------     ----------     -----------
ACTUARIAL PRESENT VALUE OF PROJECTED BENEFIT
  OBLIGATIONS:
  Weighted-average discount rate....................         7.75%              7.5%            7.5%
  Expected long-term rate of return on assets.......          8.5%              8.5%            8.5%
  Rate of increase in future compensation levels
     (non-collective bargained employees)...........          5.0%              5.0%             N/A

     Certain foreign subsidiaries of the Company maintain pension plans for their employees which conform to the common practice in their respective countries.

     The funded status of the Company's international pension plans as of December 31, 1996 and 1995 is as follows:

                                                     DECEMBER 31, 1996     DECEMBER 31, 1995
                                                     -----------------     -----------------
                                                        UNDERFUNDED           UNDERFUNDED
                                                     -----------------     -----------------
        Actuarial present value of benefit
          obligations:
          Vested benefits..........................       $(6,733)              $(5,670)
                                                          -------               -------
          Accumulated benefit obligation...........        (6,733)               (5,670)
          Additional benefits based on estimated
             future salary levels..................        (1,162)                 (506)
                                                          -------               -------
          Projected benefit obligation for service
             rendered through December 31, 1996 and
             1995..................................        (7,895)               (6,176)
          Plan assets at fair market value.........         1,573                 1,138
                                                          -------               -------
          Funded status............................        (6,322)               (5,038)
          Unrecognized net transition (asset)......          (382)                 (428)
          Unrecognized prior service cost..........            60                    57
          Other unrecognized net loss (gain) on
             past experience.......................           189                  (761)
                                                          -------               -------
          Accrued pension liability................       $(6,455)              $(6,170)
                                                          =======               =======

     Assumptions used to develop the 1996 and 1995 actuarial present value of projected benefit obligations for the Company's foreign pension plans:

                                                             DECEMBER 31, 1996     DECEMBER 31, 1995
                                                             -----------------     -----------------
ACTUARIAL PRESENT VALUE OF PROJECTED BENEFIT OBLIGATIONS
  Weighted-average discount rate...........................   7.5% to 8.0%          9.0% to 9.5%
  Expected long-term rate of return on assets..............      10.0 %                 10.0%
  Rate of increase in future compensation levels...........   4.5% to 6.0%          5.0% to 7.0%

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)
     The Company's net pension costs included in operating results amounted to $1,508, $1,209 and $1,157 in 1996, 1995 and 1994, respectively, and were comprised of the following:

                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                         1996        1995        1994
                                                        -------     -------     -------
        Service cost..................................  $ 1,491     $ 1,106     $ 1,242
        Interest cost on projected benefit
          obligation..................................    1,949       1,898       1,757
        Return on plan assets.........................   (2,571)     (2,887)        370
        Amortization of excess plan net assets at
          adoption of SFAS 87.........................     (139)       (137)       (101)
        Amortization of unrecognized prior service
          cost........................................      (38)        (40)         --
        Amortization of unrecognized net (gain)
          loss........................................      (14)         (9)         --
        Other items -- deferred investment gain
          (loss)......................................      830       1,278      (2,111)
                                                        -------     -------     -------
        Net pension cost..............................  $ 1,508     $ 1,209     $ 1,157
                                                        =======     =======     =======

     Included in the net periodic pension cost is the amortization of prior service cost over a period of twelve to nineteen years and the amortization of the SFAS 87 transition obligation over a period of ten to seventeen years. The pension expense for foreign pension plans of $672 and $575 is included in the 1996 and 1995 net periodic pension expense, respectively.

  Savings Plan

     Cambrex makes available to all employees a savings plan as permitted under Sections 401(k) and 401(a) of the Internal Revenue Code. Employee contributions are matched in part by Cambrex. The cost of this plan amounted to $1,534, $1,452, and $1,449 in 1996, 1995 and 1994, respectively.

  Other

     In addition to the above plans, Cambrex also established a Supplemental Executive Retirement Plan in 1994 for certain key executives. This non-qualified plan provides supplemental pension payments in excess of qualified plan limits imposed by Federal tax law and serves to restore the combined pension amount to original benefit levels. For measurement purposes, a discount rate of 7.75% was used together with an average wage increase of 5.0%. The net periodic pension cost for 1996, 1995 and 1994 amounted to $122, $104 and $104, respectively.

     The Company also has contracts with certain current and former executives to provide consulting services to the Company after retirement as an employee and additional retirement benefits for the remainder of the respective executive's life. The annual expense pertaining to these contracts was $240, $227 and $400 for 1996, 1995 and 1994, respectively.

     The Company has established a non-qualified Compensation Plan for Key Executives ("the Deferred Plan)." Under the Deferred Plan, officers and key employees may elect to defer all or any portion of their pre-tax annual bonus and/or annual base salary. During 1995, the Board amended the Deferred Plan to permit officers and key employees to elect to defer receipt of Company stock which would otherwise have been issued upon the exercise of Company options. At December 31, 1996, 88,084 shares, 132,126 after giving effect to the three-for-two stock split, are held in trust and are included as a reduction of equity. The Company has established a corresponding liability to the Deferred Plan participants in the amount of $718 which is included in other non-current liabilities at December 31, 1996. The Deferred Plan is not funded by the Company, but the Company has established a Deferred Compensation Trust Fund which holds the shares issued.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

     The Company accounts for the postretirement benefits in accordance with Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106). SFAS 106 requires such benefits to be accounted for on an accrual basis. In connection with the adoption of SFAS 106, the Company elected to amortize the transition obligation of $1,853 over twenty years. The net effect upon 1996, 1995 and 1994 pretax operating results, including the amortization of the transition obligation, resulted in a cost of $316, 306, and $312, respectively.

     The periodic postretirement benefit cost includes the following components:

                                                                 YEARS ENDED DECEMBER
                                                                         31,
                                                                ----------------------
                                                                1996     1995     1994
                                                                ----     ----     ----
        Service cost of benefits earned.......................  $ 67     $ 57     $ 68
        Interest cost on accumulated postretirement benefit
          obligation..........................................   156      159      151
        Amortization of transition obligation.................    93       90       93
                                                                ----     ----     ----
                  Total periodic postretirement benefit
                    cost......................................  $316     $306     $312
                                                                ====     ====     ====

     Accumulated postretirement benefit obligation:

                                                                    1996        1995
                                                                   -------     -------
        Retirees.................................................  $   852     $   808
        Fully eligible plan participants.........................      673         654
        Other active plan participants...........................      616         623
                                                                   -------     -------
        Accumulated postretirement benefit obligation............    2,141       2,085
        Unrecognized net loss....................................      181         131
        Unrecognized transition obligation.......................   (1,482)     (1,575)
                                                                   -------     -------
        Accrued postretirement benefit cost recognized at the end
          of the period..........................................  $   840     $   641
                                                                   =======     =======

     The discount rate used to determine the accumulated postretirement benefit obligation was 7.75% and 7.5% in 1996 and 1995, respectively. The assumed health care cost trend rate used to determine the accumulated postretirement benefit obligation is 12.25%, declining ratably to 6.5% in 2002 and thereafter. A one-percentage-point increase in the assumed health care cost trend rate would not have a material effect upon the accumulated postretirement benefit obligation.

     The cost of all health and life insurance benefits is recognized as incurred and was approximately $4,362, $3,825 and $3,994 in 1996, 1995 and 1994, respectively. The cost of providing these benefits for the 207, 190 and 199 retirees in 1996, 1995 and 1994, respectively, is not separable from the cost of providing benefits for the 725, 738, and 732 active U.S. employees.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(17) OTHER INCOME AND EXPENSE

     Other income in 1996 of $194 is related to foreign currency transaction gains.

     Other expense in 1995 was $2,779 including $1,400 in foreign currency transaction losses, and $865 for the write-off of equipment used for a specific product, which is no longer manufactured.

(18) FOREIGN OPERATIONS AND EXPORT SALES

     European sales are comprised of all sales from Nordic, Profarmaco and Seal Sands.

     Summarized data for the Company's operations for 1996, 1995 and 1994 are as follows:

                                                     DOMESTIC     EUROPEAN      TOTAL
                                                     --------     --------     --------
        1996
        Gross sales................................  $218,013     $151,466     $369,479
        Operating profit...........................    22,296       23,978       46,274
        Net income.................................    22,094        6,131       28,225
        Identifiable assets........................   179,164      225,280      404,444

        1995
        Gross sales................................  $223,187     $144,883     $368,070
        Operating profit...........................    19,763       24,740       44,503
        Net income.................................    17,324        2,346       19,670
        Identifiable assets........................   176,839      225,714      402,553

        1994
        Gross sales................................  $214,880     $ 34,803     $249,683
        Operating profit...........................    17,334        3,642       20,976
        Net income.................................    10,514          612       11,126
        Identifiable assets........................   167,725      192,752      360,477

     Export sales, included in domestic gross sales, in 1996, 1995 and 1994 amounted to $50,243, $50,608 and $44,135, respectively. No country, in any of the given years, represents more than 10% of these export sales.

(19) COMMITMENTS

     The Company has operating leases expiring on various dates through the year 2012. The leases are primarily for office and laboratory equipment and vehicles. At December 31, 1996, future minimum commitments under noncancelable operating lease arrangements were as follows:

                              YEAR ENDED DECEMBER 31:
                    -------------------------------------------
                           1997................................  $ 1,352
                           1998................................      849
                           1999................................      552
                           2000................................      426
                           2001 and thereafter.................   10,497
                                                                 -------
                    Net commitments............................  $13,676
                                                                 =======

     Total operating lease expense was $2,175, $2,284 and $1,958 for the years ended December 31, 1996, 1995 and 1994, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(19) COMMITMENTS -- (CONTINUED)
     In November 1995, the Company formed a strategic alliance with Oxford Asymmetry, Ltd. (located near Oxford in the United Kingdom). The Company will commercialize technologies and products developed by Oxford Asymmetry, and provides financial support for their research and development group. The Company provides Oxford Asymmetry with $1,000 per year which is included in research and development expense for the year ended December 31, 1996.

(20) CONTINGENCIES

     Contingencies exist for certain subsidiaries of Cambrex because of legal and administrative proceedings arising out of the normal course of business. Such contingencies include environmental proceedings directly and indirectly against the subsidiaries, as well as matters internally identified. The resolution of such matters often spans several years and frequently involves regulatory oversight and/or adjudication. Additionally, many remediation requirements are not fixed and are likely to be affected by future technological, site, and regulatory developments. Consequently, the ultimate extent of liabilities with respect to such matters, as well as the timing of cash disbursements cannot be determined with certainty. However, management is of the opinion that while the ultimate liability resulting from these matters may have a material effect upon the results of operations in any given year, they will not have a material adverse effect upon the Company's liquidity nor its financial position.

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

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
        Estimated range of the Company's share of costs
          associated with estimable matters:
          Minimum................................................  $ 4,544     $ 8,697
                                                                   =======     =======
          Maximum................................................  $16,039     $19,528
                                                                   =======     =======
        Accrual and related activity:
          Balance, beginning of year.............................  $ 9,400     $10,211
          Additions:
             Accruals established in connection with acquisition
               activity..........................................       --         200
             Reserve reversal....................................   (1,000)         --
          Expenditures...........................................     (600)     (1,011)
                                                                   -------     -------
          Balance, end of year...................................  $ 7,800     $ 9,400
                                                                   =======     =======
        Classification of year end accrual:
          Current................................................  $   617     $   700
          Non-current............................................    7,183       8,700
                                                                   -------     -------
                                                                   $ 7,800     $ 9,400
                                                                   =======     =======

     During 1994, there were no income statement charges for additions to the accrual for environmental contingencies.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(20) CONTINGENCIES -- (CONTINUED)
     Significant matters wherein the related liability or range of liability is estimable, are summarized as follows:

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

     During 1994, the DEC requested the performance of additional site investigation beyond the 1993 proposed plan and requested the Feasibility Study portion of the report. Nepera updated the RI/FS, prepared a revised plan for additional site investigation, submitted them for review and utilized them to update the estimated liability for this matter. Additionally, a DEC administrative law judge issued a decision ordering one of the former owners to remediate the site. However, that former owner is appealing the decision and settlement discussions commenced.

     During 1995, the draft RI/FS was finalized and filed with the DEC. While similar to the 1994 draft, this final RI/FS delineated eight remediation alternatives which Nepera utilized to update the estimated liability for this matter.

     During 1996, the DEC requested the performance of an additional pilot study beyond the 1995 RI/FS to determine the viability of another remediation alternative. Nepera utilized this study to update the estimated liability which resulted in a reduction in the estimated reserve for this matter. Settlement discussions with one former owner continued.

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

     During 1992, Nepera prepared a draft RI/FS report which enumerated several remediation alternatives and submitted the Remedial Investigation portion to the DEC for review. Consequently, although this RI/FS had not been approved by the DEC, Nepera utilized it to develop a range of estimated liabilities for this

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(20) CONTINGENCIES -- (CONTINUED)
matter and considered such estimates when determining the accrual for environmental contingencies. That estimate considered the probability of cost sharing with prior owners of the site.

     During 1993, Nepera had not received commentary from the DEC concerning the Remedial Investigation portion of the report.

     During 1994, the DEC requested the Feasibility Study portion of the report. Nepera updated the RI/FS and submitted it for review. Settlement discussions with a former owner commenced.

     During 1995, the draft RI/FS was finalized and filed with the DEC. While similar to the 1994 draft, this final RI/FS delineated eight remediation alternatives which Nepera utilized to update the estimated liability for this matter.

     During 1996, Nepera responded to the DEC's inquiries regarding the 1995 RI/FS by completing two additional FS remediation alternatives which subsequently were accepted by the DEC. Nepera utilized these new alternatives to update the estimated liability which resulted in a reduction in the estimated reserve for this matter. Settlement discussions with one former owner continued.

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

     During 1992, based upon the results of an evaluation of the site, Cosan proposed the installation of a groundwater recovery system to remove contaminates from the soil. During 1996, the NJDEP approved the Remedial Action Workplan for groundwater treatment and also approved the further RI workplan for soils.

     d) Cosan was named in 1991 as a defendant in a suit filed by the owners of a manufacturing site in Clifton, New Jersey that had been owned and operated by Cosan from 1968 to 1979. The plaintiffs alleged Cosan contributed to the contamination at the site and seek to compel Cosan to contribute toward present and future costs of remediation of the site under ISRA. During January 1997, a judge's opinion was rendered against Cosan under which Cosan was liable for past environmental investigation and remediation costs of approximately $800 plus interest and is responsible for future remediation costs at the site. In addition, the opinion assessed treble damages against Cosan under the New Jersey Spill Act. Cosan believes such damages are unprecedented and will contest such award on appeal.

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

     During 1994, the cost of capping the site was estimated by the PRP group to range from $5,000 to $8,000. Although such a remediation alternative has not been approved by the EPA, Nepera has assumed it to be the minimum effort which will be required at the site. Consequently, Nepera utilized such information to develop

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(20) CONTINGENCIES -- (CONTINUED)
a range of estimated liabilities for this matter and considered such estimates when determining the accrual for environmental contingencies.

     Additionally, during 1994, Nepera reached a settlement agreement with certain insurers who agreed to pay a certain portion of future expenditures associated with the site and incurred by Nepera. Under the terms of the settlement, $2,450 was made available through a trust arrangement for remediation and administrative expenditures in connection with a number of relatively small sites. During 1996 and 1994, approximately $996 and $1,050, respectively, were designated to be expended by the trust for past expenditures. The remaining balance, approximately $400, will be available for future expenditures and has been considered in the determination of the accrual for environmental contingencies at December 31, 1996.

     During 1995, the PRP commenced a Focused Feasibility Study (FFS) of soil contamination of a portion of the site as requested by the EPA.

     During 1996, the PRP group commenced an off property investigation to determine if any contamination has moved off-site.

     f) In 1992, Cambrex acquired substantially all of the assets of the fine chemicals business of Hexcel Fine Chemicals, now known as Zeeland Chemicals, Inc. In connection with that transaction, an accrual was recorded for estimated future costs for environmental conditions existing as of the date of the acquisition.

     To date, there have been no significant developments in connection with environmental conditions at that site.

     g) As more fully described in Note #3, Cambrex acquired Nordic/Profarmaco. In connection with that transaction, an accrual of $1,510 was established for environmental conditions existing as of the date of the acquisition. Approximately $500 was spent during 1996 for environmental permit compliance matters.

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

                              CAMBREX CORPORATION

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            1ST         2ND         3RD         4TH
                                          QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                          -------     -------     -------     -------     --------
1996
Gross sales.............................  $96,717     $92,969     $88,318     $91,475     $369,479
Net revenues............................   93,925      90,269      86,046      89,145      359,385
Gross profit............................   26,466      25,986      25,002      23,882      101,336
Net income..............................    6,197       7,528(2)    6,101       8,399(3)    28,225
Earnings per share*:(1)
     Primary............................  $  0.52     $  0.63     $  0.51     $  0.70     $   2.37
     Fully diluted......................  $  0.52     $  0.63     $  0.51     $  0.70     $   2.37
Average shares*:
     Primary............................   11,810      11,860      11,907      11,949       11,897
     Fully diluted......................   11,826      11,885      11,918      11,954       11,910
1995
Gross sales.............................  $96,078     $90,998     $90,138     $90,856     $368,070
Net revenues............................   93,389      88,215      87,385      88,187      357,176
Gross profit............................   24,485      25,081      25,048      25,166       99,780
Net income..............................    4,394       5,107       5,006       5,163       19,670
Earnings per share*:(1)
     Primary............................  $  0.51     $  0.58     $  0.45     $  0.44     $   1.96
     Fully diluted......................  $  0.50     $  0.58     $  0.45     $  0.44     $   1.95
Average shares*:
     Primary............................    8,688       8,795      11,016      11,700       10,053
     Fully diluted......................    8,759       8,798      11,018      11,724       10,104

---------------

(1) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period, as such, the sum of the quarters may not necessarily equal the earnings per share amount for the year.

(2) Net income for the three months ended June 30, 1996 reflect the reversal of certain reserves amounting to $1,400. Additionally, a recovery of $1,085 for legal expenses was recognized in results of operations for the three months ended June 30, 1996.

(3) Net income for the three months ended December 31, 1996 reflect income, net of related costs, of approximately $1,100 recognized from the settlement with a customer related to the premature termination of a five year supply contract for the sale of PMPA. Additionally, a $1,000 reversal of the Company's environmental accrual is reflected in net income for the three months ended December 31, 1996.

                                    PART III

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11 -- EXECUTIVE COMPENSATION.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Part III is hereby incorporated by reference to the information set forth under the captions "Principal Stockholders," "Board of Directors," "Election of Directors," and "Executive Compensation" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders, to be held April 24, 1997, which meeting involves the election of directors, which definitive proxy statement is being filed with the Securities and Exchange Commission pursuant to Regulation 14A.

     In addition, information concerning the registrant's executive officers has been included in Part I above under the caption "Executive Officers of the Registrant."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. The following consolidated financial statements of the Company are filed as part of this report:

                                                                                   PAGE NUMBER
                                                                                 (IN THIS REPORT)
                                                                                 ----------------
Report of Independent Accountants..............................................         25
Consolidated Balance Sheets as of December 31, 1996 and 1995...................         26
Consolidated Income Statements for the Years Ended December 31, 1996, 1995 and
  1994.........................................................................         27
Consolidated Statements of Stockholders' Equity for the Years Ended December
  31, 1996, 1995 and 1994......................................................         28
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
  1995 and 1994................................................................         29
Notes to Consolidated Financial Statements.....................................         30
Selected Quarterly Financial Data (unaudited) for the Years Ended December 31,
  1996 and 1995................................................................         52

     (a) 2. (i) The following schedule to the consolidated financial statements of the Company as filed herein and the Report of Independent Certified Public Accountants on Schedule are filed as part of this report.

                                                                                   PAGE NUMBER
                                                                                 (IN THIS REPORT)
                                                                                 ----------------
Independent Accountants' Report (included in the accountants' reports on the
  registrant's consolidated financial statements)..............................         25
Schedule II -- Valuation and Qualifying Accounts...............................         55

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

     (a) 3. The exhibits filed in this report are listed in the Exhibit Index on page 57.

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

     (b) Reports on Form 8-K

     The registrant filed no reports on Form 8-K during the last quarter of the year ended December 31, 1996.

                              CAMBREX CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                            COLUMN A    COLUMN B    COLUMN C     COLUMN D     COLUMN E
                                            --------    --------    --------    ----------    --------
                                                             ADDITIONS
                                                        --------------------
                                                        CHARGED
                                            BALANCE     TO COST     CHARGED
                                            BEGINNING     AND        OTHER                     END OF
              CLASSIFICATION                OF YEAR     EXPENSES    ACCOUNTS    DEDUCTIONS      YEAR
------------------------------------------- --------    --------    --------    ----------    --------
Year Ended December 31, 1996:
     Doubtful trade receivables and returns
       and allowances......................  $1,261      $  609      $   --       $  417       $1,453
     Inventory and obsolescence
       provisions..........................   8,364       1,099          --        2,996        6,467
Year Ended December 31, 1995:
     Doubtful trade receivables and returns
       and allowances......................   1,288         547          --          574        1,261
     Inventory and obsolescence
       provisions..........................   5,578       3,052          --          266        8,364
Year Ended December 31, 1994:
     Doubtful trade receivables and returns
       and allowances......................     355         280         822(1)       169        1,288
     Inventory and obsolescence
       provisions..........................   1,517         280       4,184(1)       403        5,578

---------------

(1) Reserve of Nordic/Profarmaco and Seal Sands, acquired during 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAMBREX CORPORATION

                                          By    /s/ CYRIL C. BALDWIN, JR.
                                            ------------------------------------
                                                   Cyril C. Baldwin, Jr.
                                             Chairman of the Board of Directors
                                                   Date: March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    NAME                                   TITLE                     DATE
---------------------------------------------  -----------------------------    ---------------

          /s/ CYRIL C. BALDWIN, JR.            Chairman of the Board of         ###
---------------------------------------------    Directors                        #
            Cyril C. Baldwin, Jr.                                                 #
                                                                                  #
              /s/ PETER TRACEY                 Executive Vice President --        #
---------------------------------------------    Finance, Principal               #
                Peter Tracey                     Financial Officer and            #
                                                 Principal Accounting             #
                                                 Officer                          #
                                                                                  #
          /s/ ROSINA B.DIXON, M.D.*            Director                           #
---------------------------------------------                                     #
            Rosina B.Dixon, M.D.                                                  #
                                                                                  #
            /s/ FRANCIS X. DWYER*              Director                           #
---------------------------------------------                                     #
              Francis X. Dwyer                                                    #
          /s/ GEORGE J. W. GOODMAN*            Director                           #
---------------------------------------------                                     #
            George J. W. Goodman                                                  #
                                                                                  #
      /s/ KATHRYN RUDIE HARRIGAN, PHD*         Director                           ##
---------------------------------------------                                     ###           March 21, 1997
         Kathryn Rudie Harrigan, PhD                                              ##
                                                                                  #
          /s/ LEON J. HENDRIX, JR.*            Director                           #
---------------------------------------------                                     #
            Leon J. Hendrix, Jr.                                                  #
                                                                                  #
             /s/ ILAN KAUFTHAL*                Director                           #
---------------------------------------------                                     #
                Ilan Kaufthal                                                     #
                                                                                  #
             /s/ ROBERT LEBUHN*                Director                           #
---------------------------------------------                                     #
                Robert Lebuhn                                                     #
                                                                                  #
             /s/ JAMES A. MACK*                Director                           #
---------------------------------------------                                     #
                James A. Mack                                                     #
                                                                                  #
            /s/ DEAN P. PHYPERS*               Director                           #
---------------------------------------------                                     #
               Dean P. Phypers                                                    #
                                                                                  #
        *By /s/ CYRIL C. BALDWIN, JR.                                             #
---------------------------------------------                                     #
  Cyril C. Baldwin, Jr. -- Attorney-in-Fact                                     ###

I,1

                                 EXHIBIT INDEX

                 EXHIBIT NO.                            DESCRIPTION
                ------------                   -----------------------------
    3.1         Restated Certificate of Incorporation of registrant(A) -- Exhibit 3(a).
    3.2         By Laws of registrant.(E) -- Exhibit 4.2.
    4.1         Form of Certificate for shares of Common Stock of registrant.(A) -- Exhibit
                4(a).
    4.2         Article Fourth of the Restated Certificate of Incorporation.(A) -- Exhibit 4(b).
    4.3         Loan Agreement dated September 21, 1994 by and among the registrant, NBD Bank,
                N.A., United Jersey Bank, National Westminster Bank NJ, Wachovia Bank of
                Georgia, N.A., BHF-Bank, The First National Bank of Boston, Chemical Bank New
                Jersey, N.A., and National City Bank.(K).
   10.1         Purchase Agreement dated July 11, 1986, as amended, between the registrant and
                ASAG, Inc.(A) -- Exhibit 10(r).
   10.2         Asset Purchase Agreement dated as of June 5, 1989 between Whittaker Corporation and the registrant.(C) -- Exhibit 10(a).
   10.3         Asset Purchase Agreement dated as of July 1, 1991 between Solvay Animal Health,
                Inc. and the registrant.(F).
   10.4         Asset Purchase Agreement dated as of March 31, 1992 between Hexcel Corporation and the registrant.(H).
   10.5         Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB,
                Akzo Nobel NV and the registrant, for the purchase of Nobel Chemicals AB.(K).
   10.6         Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB,
                Akzo Nobel and the registrant, for the purchase of Profarmaco Nobel, S.r.1.(K).
   10.10        1983 Incentive Stock Option Plan, as amended.(B).
   10.11        1987 Long-term Incentive Plan.(A) -- Exhibit (g).
   10.12        1987 Stock Option Plan.(B).
   10.13        1989 Senior Executive Stock Option Plan.(J).
   10.14        1992 Stock Option Plan.(J).
   10.15        1993 Senior Executive Stock Option Plan.(J).
   10.16        1994 Stock Option Plan.(J).
   10.17        1996 Performance Stock Option Plan.(N).
   10.20        Form of Employment Agreement between the registrant and its executive officers named in the Revised Schedule of Parties thereto.(D) -- Exhibit 10.A.
   10.21        Revised Schedule of Parties to Employment Agreement (exhibit 10.20 hereto).(M).
   10.22        Cambrex Corporation Savings Plan.(I).
   10.23        Cambrex Corporation Supplemental Retirement Plan.(L).
   10.24        Deferred Compensation Plan of Cambrex Corporation.(L).
   10.25        Amendment to Deferred Compensation Plan of Cambrex Corporation(Exhibit 10.24
                hereto).(P).
   10.26        Cambrex Earnings Improvement Plan.(L).
   10.27        Consulting Agreement dated December 15, 1994 between the registrant and Arthur
                I. Mendolia.(L).

---------------
See legend on following page.

EXHIBIT NO.                                       DESCRIPTION
-----------     --------------------------------------------------------------------------------
   10.28        Consulting Agreement dated December 15, 1995 between the registrant and Cyril C.
                Baldwin, Jr.(L).
   10.29        Consulting Agreement between the registrant and James A. Mack.(L).
   10.30        Additional Retirement Payment Agreement dated December 15, 1994 between the registrant and Arthur I. Mendolia.(L).
   10.31        Additional Retirement Payment Agreement dated December 15, 1994 between the registrant and Cyril C. Baldwin, Jr.(L).
   10.32        Additional Retirement Payment Agreement between the registrant and James A.
                Mack.(L).
   10.40        Registration Rights Agreement dated as of June 6, 1985 between the registrant and the purchasers of its Class D Convertible Preferred stock and 9% Convertible
                Subordinated Notes due 1997.(A) -- Exhibit 10(m).
   10.41        Administrative Consent Order dated September 16, 1985 of the New Jersey
                Department of Environmental Protection to Cosan Chemical
                Corporation.(A) -- Exhibit 10(q).
   10.42        Registration Rights Agreement dated as of June 5, 1996 between the registrant and American Stock Transfer and Trust Company.(O) -- Exhibit 1.
   10.50        Manufacturing Agreement dated as of July 1, 1991 between the registrant and A.L.
                Laboratories, Inc.(G).
   11           Statement re computation of earnings per share.(M).
   21           Subsidiaries of registrant.(M).
   23           Consent of Coopers & Lybrand L.L.P. to the incorporation by reference of its report herein in Registration Statement Nos. 33-22017, 33-21374, 33-37791,
                33-81780 and 33-81782 on Form S-8 of the registrant.(M).
   24           Powers of Attorney to sign this report.(M).
   27           Financial Data Schedule.(M).

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

(M)  Filed herewith.

(N) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-22017) dated February 19, 1997.

(O) Incorporated by reference to the registrant's Current Report on Form 8-A dated June 12, 1996.

(P) Incorporated by references to the registrant's Annual Report on Form 10-K for 1995.