Form 10-Q
period 1997-03-31
CAMBREX CORP
filed 1997-05-13
CIK 820081

                                                                       CONFORMED


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             for the transition period from _________ to __________
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

                                 Yes _X_ No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      As of May 1, 1997, there were 11,748,179 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                      For The Quarter Ended March 31, 1997

                                Table of Contents


                                                                        Page No.
Part I      Financial information

            Condensed consolidated balance sheets as of
            March 31, 1997 and December 31, 1996                         3

            Condensed consolidated income statements
            for the three months ended March 31, 1997 and 1996           4

            Condensed consolidated statements of
            cash flows for the three months ended
            March 31, 1997 and 1996                                      5

            Notes to condensed consolidated financial
            statements                                                   6 - 8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                9 - 12

Part II     Other information

            Item 4.  Matters Submitted to a Vote of Securities
                     Holders                                            13

            Item 6.  Exhibits and Reports on Form 8-K                   13

Signatures                                                              14

Exhibit 11 - Computation of Earnings Per Share                          15

Exhibit 27 - Financial Data Schedule                                    16

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                       March 31,    December 31,
                                                          1997          1996
                                                       ---------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                           $   7,555     $   7,353
   Trade and other receivables, less allowances
     for doubtful accounts of $1,059 and $1,453
     at respective dates                                  60,606        56,750
   Inventories                                            67,920        64,209
   Deferred tax assets                                     5,063         5,009
   Other current assets                                    4,861         3,541
                                                       ---------     ---------
     Total current assets                                146,005       136,862

Property, plant and equipment, net                       208,615       216,481
Intangible assets, net                                    44,270        49,573
Other noncurrent assets                                    1,627         1,528
                                                       ---------     ---------
     Total assets                                      $ 400,517     $ 404,444
                                                       =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities .          $  47,737     $  54,754
   Income taxes payable                                    9,302         8,085
   Short-term debt                                         7,810         3,880
   Current portion of long-term debt                         270         7,231
                                                       ---------     ---------
     Total current liabilities                            65,119        73,950

Long-term debt                                            73,483        60,152
Deferred tax liabilities                                  22,102        21,587
Other noncurrent liabilities                              19,075        19,710
                                                       ---------     ---------
     Total liabilities                                   179,779       175,399
                                                       ---------     ---------
Stockholders' equity:
   Common stock                                            1,277         1,275
   Additional paid-in capital                            149,780       149,191
   Retained earnings                                      87,470        80,608
   Additional minimum pension liability                     (553)         (553)
   Treasury stock, at cost; 1,042,371 and 1,049,895
      shares at respective dates                          (9,496)       (9,449)
   Shares held in trust, at cost;
     132,126 shares at respective dates                     (718)         (718)
   Cumulative translation adjustment                      (7,022)        8,691
                                                       ---------     ---------
     Total stockholders' equity                          220,738       229,045
                                                       ---------     ---------
     Total liabilities and stockholders' equity        $ 400,517     $ 404,444
                                                       =========     =========

See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                          Three months ended
                                               March 31,
                                          ------------------
                                            1997       1996
                                          -------    -------
Gross sales                               $93,141    $96,717
   Commissions &  freight                   1,859      2,332
   Sales, returns and allowances              424        598
                                          -------    -------
Net sales                                  90,858     93,787
   Other revenues                           1,036        138
                                          -------    -------
Net revenues                               91,894     93,925

Operating expenses:
   Cost of goods sold                      64,155     67,459
   Selling, general and administrative
     expenses                              13,244     12,892
   Research and development                 2,204      2,150
                                          -------    -------
     Total operating expenses              79,603     82,501
                                          -------    -------
Operating profit                           12,291     11,424

Other (income) expenses:
   Interest expense - net                   1,132      1,792
   Other - net                                206         98
                                          -------    -------
Income before income taxes                 10,953      9,534

Provision for income taxes                  3,505      3,337
                                          -------    -------
Net income                                $ 7,448    $ 6,197
                                          =======    =======
Weighted average shares outstanding*:
     Primary                               11,994     11,810
     Fully diluted                         11,994     11,826

Net income per share*:

     Primary                              $  0.62    $  0.52
                                          =======    =======
     Fully diluted                        $  0.62    $  0.52
                                          =======    =======

*Share and per share data reflect adjustments for a three-for-two stock split in the form of a 50% stock dividend paid in July, 1996.

See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                            Three months ended
                                                                  March 31,
                                                           ---------------------
                                                              1997         1996
                                                           --------     --------
Cash flows from operations                                 $ 15,644     $ 12,998
Changes in assets and liabilities:
   Receivables                                               (5,451)      (7,323)
   Inventories                                               (6,576)      (1,620)
   Other current assets                                      (1,434)       2,073
   Accounts payable and accrued liabilities .                (5,239)      (3,075)
   Income taxes payable                                       3,121        2,036
   Other noncurrent assets and liabilities                      174         (330)
                                                           --------     --------
     Net cash provided from operating activities                239        4,759
                                                           --------     --------
Cash flows from investing activities:
   Capital expenditures                                      (8,261)      (7,450)
   Other investing activities                                    --         (833)
                                                           --------     --------
     Net cash (used in) investing activities                 (8,261)      (8,283)
                                                           --------     --------
Cash flows from financing activities:
   Dividends                                                   (586)        (381)
   Net increase in short-term debt                            4,502         (326)
   Long-term debt activity (including current portion):
     Borrowings                                              14,800        6,300
     Repayments                                              (8,431)     (11,828)
   Proceeds from the issuance of common stock                   281        2,179
   Proceeds from the sale of treasury stock .                   263          367
                                                           --------     --------
     Net cash provided from (used in)
          financing activities                               10,829       (3,689)
                                                           --------     --------
Effect of exchange rate changes on cash                      (2,605)       3,396
                                                           --------     --------
Net increase (decrease) in cash                                 202       (3,817)

Cash at beginning of period                                   7,353        4,841
                                                           --------     --------
Cash at end of period                                      $  7,555     $  1,024
                                                           ========     ========
Supplemental disclosure:
   Interest paid                                           $  1,284     $  1,035
   Income taxes paid                                       $    169     $    368
   Depreciation expense                                    $  6,216     $  5,420

Non-cash financing activities:
   Liabilities established in connection with exercise
      of stock options                                     $     --     $    718

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

      The accompanying unaudited Condensed Consolidated Financial Statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 1996.

      The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

(2)   Inventories

      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and include material, labor, and overhead. Inventories at March 31, 1997 and December 31, 1996 consist of the following:

                                                   March 31,       December 31,
                                                      1997             1996
                                                   ---------       ------------
    Finished goods                                  $28,769          $29,443
    Work in process                                  20,325           15,463
    Raw materials                                    13,380           13,179
    Fuel oil and supplies                             5,446            6,124
                                                    -------          -------
      Total                                         $67,920          $64,209
                                                    =======          =======

(3)   Earnings Per Common Share

      Earnings per common share of common stock are computed on the basis of the weighted average shares of common stock outstanding plus common stock equivalent shares arising from the effect of dilutive stock options, using the treasury stock method.

      On July 24, 1996, the Company's Board of Directors approved a three-for-two stock split of the Company's Common Stock, $0.10 par value, effected in the form of a 50% stock dividend to holders of record on July 8, 1996. All share and per share data, including stock option plan information have been adjusted to reflect the impact of the three-for-two stock split. The effect of the split was presented retroactively within stockholders' equity at December 31, 1996 by transferring the par value for the additional shares issued from additional paid-in capital to common stock.

4)    Future Impact of Recent Accounting Pronouncements

      The AICPA's Statement of Position 96-1 "Environmental Remediation Liabilities" requires that environmental remediation liabilities including related legal costs be accrued when it is probable that an environmental remediation will be required and such remediation efforts can be reasonably estimated. The Company has adopted this standard on January 1, 1997. The Company currently considers the criteria of this standard in establishing its environmental liabilities with the exception of the requirement to accrue for certain future external legal costs. The adoption of this standard did not have a material impact on its result of operations.

      Statement of Financial Accounting Standards No. 128 "Earnings Per Share" changes the reporting requirements for earnings per share (EPS) for publicly traded companies by replacing primary EPS with basic EPS and changing the disclosures associated with this change. The Company is required to adopt this standard in the fourth quarter of 1997 and is currently evaluating the impact of this standard.

5)    Short-term Debt

      Short-term debt at March 31, 1997 and December 31, 1996 consists of the following:

                                                          March 31,     December 31,
                                                            1997           1996
                                                          ---------     ------------
   Export financing facility, Italy                        $4,736         $2,760
   Overdraft protection                                     3,074          1,120
                                                           ------         ------
     Total                                                 $7,810         $3,880
                                                           ======         ======

6)    Long-term Debt

      Long-term debt at March 31, 1997 and December 31, 1996 consists of the following:

                                                      March 31,        December 31,
                                                         1997              1996
                                                      ---------        ------------
   Bank credit facilities                              $72,500           $66,000
   Capital lease                                            10                13
   Notes payable                                         1,243             1,370
                                                       -------           -------
        Subtotal                                        73,753            67,383
   Less:  current portion                                  270             7,231
                                                       -------           -------
     Total                                             $73,483           $60,152
                                                       =======           =======

      As of March 31, 1997, the Company has opted to borrow $72,500 of the $100,000 available under the revolving credit facility and completely pay the balance due on the term loan of $66,000. The revolving credit facility is due October 11, 1999.

      The Company met all the bank covenants for the first quarter of 1997.

(7)   Shares Held in Trust

      In 1995, the Company amended its non-qualified deferred compensation plan to permit plan participants to defer receipt of Company stock which would otherwise have been issued to the participants upon the exercise of Company stock options. Such shares are held in trust and thus are included as a reduction of equity. The Company has established a corresponding liability to the plan participants in the amount of $718 which is included in other noncurrent liabilities at March 31, 1997 and December 31, 1996, respectively.

(8)   Contingencies

      Refer to Form 10-K for the fiscal year ended December 31, 1996, for disclosure of existing contingencies related to environmental issues.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

RESULTS OF OPERATIONS

The first quarter 1997 results were better than the first quarter 1996 due to higher gross margins, reduced interest expenses and a lower tax rate.

The following table shows the gross sales of the Company's five product categories, in dollars and as a percentage of the Company's total gross sales, the net revenues and gross profit for the first quarter 1997 and 1996.

                                               First Quarter Ended March 31,
                                        ----------------------------------------
                                                1997                   1996
                                        ------------------     -----------------
                                            $          %           $         %
                                        --------     -----     --------    -----
Pharmaceutical bulk actives             $ 27,152      29.2%    $ 27,840     28.8%
Pharmaceutical intermediates              18,964      20.3       19,470     20.1
Organic intermediates                     18,320      19.7       17,689     18.3
Performance enhancers                     17,812      19.1       19,447     20.1
Polymer systems                           10,893      11.7       12,271     12.7
                                        --------     -----     --------    -----
      Total gross sales                 $ 93,141     100.0%    $ 96,717    100.0%
                                        ========     =====     ========    =====
      Total net revenues                $ 91,894               $ 93,925
                                        ========               ========
      Total gross profit                $ 27,739               $ 26,466
                                        ========               ========

The following table shows the gross sales and gross profit of the Company's five product categories, and gross profit as a percentage of each product category, for the first quarter 1997 and 1996.

                                                Gross         Gross        Gross
                                                Sales       Profit $     Profit %
                                               -------      --------     --------
1997
Pharmaceutical bulk actives                    $27,152       $11,597       42.7%
Pharmaceutical intermediates                    18,964         4,858       25.6
Organic intermediates                           18,320         2,751       15.0
Performance enhancers                           17,812         5,048       28.3
Polymer systems                                 10,893         3,485       32.0
                                               -------       -------       ----
     Total                                     $93,141       $27,739       29.8%
                                               =======       =======       ====

                                                Gross         Gross       Gross
                                                Sales       Profit $     Profit %
                                               -------      --------     --------
1996
Pharmaceutical bulk actives                    $27,840       $10,124       36.4%
Pharmaceutical intermediates                    19,470         3,985       20.5
Organic intermediates                           17,689         2,996       16.9
Performance enhancers                           19,447         6,136       31.6
Polymer systems                                 12,271         3,225       26.3
                                               -------       -------       ----
     Total                                     $96,717       $26,466       27.4%
                                               =======       =======       ====

Gross sales in the first quarter 1997 decreased to $93,141 compared to $96,717 in the first quarter 1996 due, in part, to a $1.4 million sales reduction attributed to the impact of foreign currency fluctuations or transactions denominated in currencies other than the respective functional currencies, primarily in our Pharmaceutical bulk actives product category. All product categories experienced decreases except organic intermediates.

Pharmaceutical bulk actives of $27,152 were $688 below the first quarter 1996 due to the effect of foreign currency movements, as volumes were consistent with the prior year. Sales volume had decreased in products for cardiovascular preparations as a result of low fourth quarter 1996 production levels, however, sales for 1997 are expected to be at 1996 levels. This decrease was offset by the continued strong demand of 5-ASA.

Pharmaceutical intermediates of $18,964 were $506 below the first quarter 1996 due to no sales of PMPA and lower sales of cyclohexenylethlamine to the Dextromethorphan (Dextro) market (cough suppressant). The PMPA business will not return as the contract was cancelled in 1996, but the other products involved in the Dextro market are predicted to recover when excess Dextro inventories are depleted by customers. Part of this reduction was offset by the 2nd shipment of an intermediate for a protease inhibitor used in the treatment of AIDS and the sales of aminopyridines from our new facility in England.

Organic intermediates of $18,320 were $631 above the first quarter 1996 due to higher sales of 3-Nitro (up $2.0 million), a poultry feed additive, due to higher production volumes, and increased pyridine sales for herbicides. These increases were offset by a sale of $3.0 million in 2-Cyanopyridine inventory in the first quarter 1996 as a result of a renegotiated contract.

Performance enhancers of $17,812 were $1,635 below the first quarter 1996. Key decreases occurred in photographic products and in pyridine derivatives, both of which experienced unusually high first quarter 1996 volumes and are now at expected levels.

Polymer systems of $10,893 were $1,378 lower than the first quarter 1996 in the coatings and engineering plastics markets. The coatings products were $0.8 million below last year partly due to lower production capacity available for all customer shipments. Sales of a monomer for polyether sulphone plastics was affected by lower demand from the major customer.

Export sales from U.S. businesses of $11,251 in the first quarter 1997 compared to $12,130 in the first quarter 1996 due to the decreased demand in the Dextromethorphan markets, primarily in India. International sales from our European operations totaled $39,010 for the same period in 1997 as compared with $41,431 in 1996.

Total gross profit of $27,739 increased by $1,273, or 5%, from 1996 resulting in a higher gross margin percentage (as a percentage of gross sales) which increased to 29.8% from 27.4%. The gross margin improvement was due to improved plant operations, good product mix in pharmaceutical bulk actives, continued review of lower margin products, and reduced plant spending, partially offset by increased raw materials costs in our manufacture of pyridine derivatives.

Selling, general and administrative and research and development expenses as a percentage of gross sales was 16.6%, up from 15.6% in the first quarter 1996. The first quarter 1997 expense of $15,448 was $406 (3%) above 1996. This increase was due to added administrative and research costs at our subsidiaries, partially offset by the reorganization efforts in our Swedish facility.

Net interest expense of $1,132 reflected a decrease of $660 from 1996. This decline was due to the additional cash flow from operations used to pay down a net $24.5 million of outstanding loans from March, 1996. The average interest rate was 7.5% in the first quarter 1997 vs. 7.3% in 1996.

The provision for income taxes for the first quarter resulted in an effective rate of 32% versus 35% in the comparable period in 1996. This was due to the implementation of tax planning strategies and the projected composition of taxable income between domestic and international operations. However, actual results may differ in the event of changes in tax regulations or deviations from projections.

The Company's first quarter net income increased 20% to $7,448 compared with a net income of $6,197 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1997, the Company generated cash flows from operations totaling $239,000, a decrease of $4.5 million over the comparable period in 1996. This decrease in cash flow was primarily due to an increase in inventory levels and a decrease in accounts payable, partially offset by the increased net income ($1.3 million). Additionally, increases in long-term debt ($6.4 million) were utilized by the Company to expend $8.3 million on capital expenditures. The increase in the cash balance for the first quarter 1997 was $202,000.

Capital expenditures were $8,261 in the first three months of 1997 as compared to $7,450 in the first three months of 1996. The major portion of the funds were used for construction of the pilot plants at our Salsbury, Iowa and Zeeland, Michigan facilities which are expected to be completed by the third quarter, 1997.

Effective July 24, 1996, the Board of Directors approved a three-for-two split of the Company's Common Stock, $.10 par value, in the form of a 50% stock dividend.

As of March 31, 1997, the Company has opted to borrow $72,500 of the $100,000 available under the revolving credit facility to prepay the remaining balance due on the term loan of $66,000. This decision was based on the lower interest rate available under the revolving credit facility. The unutilized borrowing capacity of approximately $27,500 under the revolving credit facility of the Credit Agreement as of March 31, 1997 can be drawn on for general corporate purposes. Management is of the opinion that these amounts, together with other available sources of capital, are adequate for meeting the Company's anticipated financing and capital requirements.

During the first quarter 1997, the Company paid cash dividends of $0.05 per share.

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by our foreign operations which are primarily denominated in the U.S. dollar, Deutsche mark and British pound sterling. The Company uses foreign currency forward exchange and put and call option contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The notional amount of these contracts is $31,391 which the Company estimates to be approximately 50% of the foreign currency exposure during the period covered resulting in a deferred currency loss of $1,538 at March 31, 1997. An additional $4,736 (8%) of the foreign currency exposure is protected through export financing.

                           PART II - OTHER INFORMATION
                      CAMBREX CORPORATION AND SUBSIDIARIES

Item 4.  Matters Submitted to a Vote of Securities Holders.

      At the annual meeting of stockholders held on April 24, 1997, Cyril C. Baldwin, Jr., George J. W. Goodman, Kathryn Rudie Harrigan and Robert LeBuhn were elected to hold office as directors of the Company until the 2000 annual meeting of stockholders.

      In addition, the stockholders ratified the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for 1997. Of the 9,962,136 shares represented at the meeting, 9,956,139 votes were cast in favor of the ratification of the appointment of Coopers & Lybrand L.L.P. as auditors, 4,291 votes were cast against, and 1,706 abstained.

Item 6.  Exhibits and Reports on Form 8-K

      a) The exhibits filed as part of this report are listed below.

         Exhibit No.                 Description
         -----------                 -----------
           11                  Statement of computation of per share earnings.

           27                  Financial Data Schedule.

      b) Reports on Form 8-K

      The registrant filed no reports on Form 8-K during the first quarter of the year ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CAMBREX CORPORATION



                                       By    /s/Douglas MacMillan
                                             -----------------------------------
                                             Douglas MacMillan
                                             Vice President
                                             (On behalf of the Registrant and
                                             as the Registrant's Principal
                                             Financial Officer)

Date:    May 13, 1997

                                EXHIBIT INDEX
                                -------------

         Exhibit No.                 Description
         -----------                 -----------
           11                  Statement of computation of per share earnings.

           27                  Financial Data Schedule.