Form 10-Q
period 1997-06-30
CAMBREX CORP
filed 1997-08-12
CIK 820081

                                                                       CONFORMED


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                    Yes X  No


                      APPLICABLE ONLY TO CORPORATE ISSUERS
         As of August 1, 1997, there were 11,794,829 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                       For The Quarter Ended June 30, 1997

                                Table of Contents


                                                                                             Page No.
Part I            Financial information

                  Condensed consolidated balance sheets as of
                  June 30, 1997 and December 31, 1996                                         3

                  Condensed consolidated income statements
                  for the three months and six months ended
                  June 30, 1997 and 1996                                                      4

                  Condensed consolidated statements of
                  cash flows for the six months ended
                  June 30, 1997 and 1996                                                      5

                  Notes to condensed consolidated financial
                  statements                                                                  6-9

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                               10-13

Part II           Other information

                  Item 4.  Matters Submitted to a Vote of Securities
                           Holders                                                            14

                  Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                                    15

Exhibit 11 -      Computation of Earnings Per Share                                           16

Exhibit 27 -      Financial Data Schedule                                                     17

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                            June 30,       December 31,
                                                              1997             1996
                                                           ---------       ------------
ASSETS
Current assets:
    Cash and cash equivalents ......................       $   7,186        $   7,353
    Trade and other receivables, less allowances
        for doubtful accounts of $1,072 and $1,453
        at respective dates ........................          55,818           56,750
    Inventories ....................................          67,452           64,209
    Deferred tax assets ............................           5,117            5,009
    Other current assets ...........................           3,921            3,541
                                                           ---------        ---------

        Total current assets .......................         139,494          136,862

Property, plant and equipment, net .................         208,708          216,481
Intangible assets, net .............................          42,452           49,573
Other noncurrent assets ............................           2,485            1,528
                                                           ---------        ---------

        Total assets ...............................       $ 393,139        $ 404,444
                                                           =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities .......       $  51,707        $  54,754
    Income taxes payable ...........................           5,998            8,085
    Short-term debt ................................           3,631            3,880
    Current portion of long-term debt ..............             263            7,231
                                                           ---------        ---------

        Total current liabilities ..................          61,599           73,950

Long-term debt .....................................          62,865           60,152
Deferred tax liabilities ...........................          22,617           21,587
Other noncurrent liabilities .......................          19,951           19,710
                                                           ---------        ---------

        Total liabilities ..........................         167,032          175,399
                                                           ---------        ---------

Stockholders' equity:
    Common stock ...................................           1,279            1,275
    Additional paid-in capital .....................         149,912          149,191
    Retained earnings ..............................          95,735           80,608
    Additional minimum pension liability ...........            (553)            (553)
    Treasury stock, at cost; 1,049,069 and 1,049,895
       shares at respective dates ..................          (9,585)          (9,449)
    Shares held in trust, at cost; 145,428 and
        132,126 shares at respective dates .........            (894)            (718)
    Cumulative translation adjustment ..............          (9,787)           8,691
                                                           ---------        ---------

        Total stockholders' equity .................         226,107          229,045
                                                           ---------        ---------

        Total liabilities and stockholders' equity .       $ 393,139        $ 404,444
                                                           =========        =========

     See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                               Three months ended             Six months ended
                                                      June 30,                     June 30,
                                              ----------------------       -----------------------
                                                1997          1996           1997           1996
                                              --------       -------       --------       --------

Gross sales ...........................       $100,773       $92,969       $193,914       $189,686
    Commissions &  freight ............          2,065         2,291          3,924          4,623
    Sales, returns and allowances .....            446           462            870          1,060
                                              --------       -------       --------       --------

Net sales .............................         98,262        90,216        189,120        184,003
    Other revenues ....................            457            53          1,493            191
                                              --------       -------       --------       --------

Net revenues ..........................         98,719        90,269        190,613        184,194

Operating expenses:
    Cost of goods sold ................         68,649        64,283        132,804        131,742
    Selling, general and administrative
      expenses ........................         13,336        10,329         26,580         23,221
    Research and development ..........          2,436         2,367          4,640          4,517
                                              --------       -------       --------       --------
      Total operating expenses ........         84,421        76,979        164,024        159,480
                                              --------       -------       --------       --------

Operating profit ......................         14,298        13,290         26,589         24,714

Other (income) expenses:
    Interest expense - net ............          1,106         1,672          2,239          3,465
    Other - net .......................            174            35            380            132
                                              --------       -------       --------       --------

Income before income taxes ............         13,018        11,583         23,970         21,117

Provision for income taxes ............          4,166         4,055          7,670          7,392
                                              --------       -------       --------       --------

Net income ............................       $  8,852       $ 7,528       $ 16,300       $ 13,725
                                              ========       =======       ========       ========

Weighted average shares outstanding*:
        Primary .......................         12,017        11,860         12,006         11,841
        Fully diluted .................         12,037        11,885         12,027         11,877
Net income per share*:
        Primary .......................       $   0.74       $  0.63       $   1.36       $   1.16
                                              ========       =======       ========       ========
        Fully diluted .................       $   0.74       $  0.63       $   1.36       $   1.16
                                              ========       =======       ========       ========

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                   Six months ended
                                                                       June 30,
                                                               ------------------------
                                                                 1997            1996
                                                               --------        --------
Cash flows from operating activities:
    Net income .........................................       $ 16,300        $ 13,725
    Depreciation and amortization ......................         14,978          13,950
    Deferred income taxes ..............................            924          (1,181)
Changes in assets and liabilities:
    Receivables ........................................           (965)         (1,741)
    Inventories ........................................         (6,649)            775
    Other current assets ...............................           (527)            738
    Accounts payable and accrued liabilities ...........         (1,196)         (7,466)
    Income taxes payable ...............................            (99)          5,206
    Other noncurrent assets and liabilities ............            228           4,789
                                                               --------        --------
        Net cash provided from operating activities ....         22,994          28,795
                                                               --------        --------

Cash flows from investing activities:
    Capital expenditures ...............................        (16,171)        (13,516)
    Other investing activities .........................             --          (1,309)
                                                               --------        --------
        Net cash (used in) investing activities ........        (16,171)        (14,825)
                                                               --------        --------

Cash flows from financing activities:
    Dividends ..........................................         (1,173)           (767)
    Net increase (decrease) in short-term debt .........            293            (811)
    Long-term debt activity (including current portion):
        Borrowings .....................................         27,800          13,700
        Repayments .....................................        (32,041)        (28,711)
    Proceeds from the issuance of common stock .........            415           2,630
    Proceeds from the sale of treasury stock ...........            174             751
                                                               --------        --------
        Net cash (used in) financing activities ........         (4,532)        (13,208)
                                                               --------        --------

Effect of exchange rate changes on cash ................         (2,458)           (213)
                                                               --------        --------

Net (decrease) increase in cash ........................           (167)            549

Cash at beginning of period ............................          7,353           4,841
                                                               --------        --------

Cash at end of period ..................................       $  7,186        $  5,390
                                                               ========        ========

Supplemental disclosure:
    Interest paid ......................................       $  2,182        $  3,027
    Income taxes paid ..................................       $  1,635        $  2,856
    Depreciation expense ...............................       $ 12,215        $ 11,169

Non-cash financing activities:
    Liabilities established in connection with exercise
       of stock options ................................       $    176        $    718


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

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996.

         The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and include material, labor, and overhead. Inventories at June 30, 1997 and December 31, 1996 consist of the following:

                                           June 30,    December 31,
                                            1997           1996
                                           -------     ------------
               Finished goods ......       $28,262       $29,443
               Work in process .....        19,329        15,463
               Raw materials .......        14,345        13,179
               Fuel oil and supplies         5,516         6,124
                                           -------       -------
                   Total ...........       $67,452       $64,209
                                           =======       =======

(3)      Earnings Per Common Share

         Earnings per common share of common stock are computed on the basis of the weighted average shares of common stock outstanding plus common stock equivalent shares arising from the effect of dilutive stock options, using the treasury stock method.

         On July 24, 1996, the Company's Board of Directors approved a three-for-two stock split of the Company's Common Stock, $0.10 par value, effected in the form of a 50% stock dividend to holders of record on July 8, 1996. All share and per share data, including stock option plan information, have been adjusted to reflect the impact of the three-for-two stock split. The effect of the split was presented retroactively within stockholders' equity at December 31, 1996 by transferring the par value for the additional shares issued from additional paid-in capital to common stock.

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

         Statement of Financial Accounting Standards No. 129 "Disclosure of Information About Capital Structure" requires all companies to disclose specific information concerning the entity's capital structure. The Company is required to adopt this standard in the fourth quarter of 1997 and anticipates that the adoption of this standard will not have an effect on the current presentation of such information.

         Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" requires that comprehensive income and its components be reported in the financial statements. The Company is required to adopt this standard in 1998 and is currently evaluating this standard.

         Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" requires that publicly traded companies report financial and descriptive information about its reportable operating segments. The Company is required to adopt this standard in 1998 and is currently evaluating the impact of this standard.

5)       Short-term Debt

         Short-term debt at June 30, 1997 and December 31, 1996 consists of the following:

                                                        June 30,       December 31,
                                                          1997             1996
                                                        --------       ------------
Export financing facility, Italy .............           $2,391           $2,760
Overdraft protection .........................            1,240            1,120
                                                         ------           ------
    Total ....................................           $3,631           $3,880
                                                         ======           ======

6)       Long-term Debt

         Long-term debt at June 30, 1997 and December 31, 1996 consists of the following:

                                                    June 30,          December 31,
                                                      1997                1996
                                                    --------          ------------
Bank credit facilities .................             $61,900             $66,000
Capital lease ..........................                  --                  13
Notes payable ..........................               1,228               1,370
                                                     -------             -------
     Subtotal ..........................              63,128              67,383
Less:  current portion .................                 263               7,231
                                                     -------             -------
    Total ..............................             $62,865             $60,152
                                                     =======             =======

         As of March 31, 1997, the Company opted to borrow $72,500 of the $100,000 available under the revolving credit facility to prepay the then outstanding balance due on the term loan. The outstanding balance of $61,900 at June 30, 1997 is under the revolving credit facility, which is due October 11, 1999.

         The Company met all the bank covenants for the first six months of 1997.

(7)      Derivative Financial Instruments

         The Company uses derivative financial instruments to reduce exposures to market risks resulting from fluctuations in interest rates and foreign exchange. The Company does not enter into financial instruments for trading or speculative purposes. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and forward exchange contracts. However, the Company does not anticipate nonperformance by the counterparties.

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

         Foreign Exchange Instruments

         The Company's policy is to enter into forward exchange contracts to hedge foreign currency transactions. This hedging mitigates the impact of short-term foreign exchange rate movements on the Company's operating results primarily in the United Kingdom, Sweden and Italy. The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by these foreign operations which are denominated primarily in U.S. dollars, Deutsche marks and British pound sterling. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations. Generally, the Company's forward exchange contracts do not subject the Company's results of operations to risk due to exchange rate movements because gains and losses on these contracts generally offset gains and losses on the transactions being hedged. The forward exchange contracts have varying maturities with none exceeding twelve months. The Company makes net settlements for forward exchange contracts at maturity, based upon negotiated rates at inception of the contracts.

(8)      Shares Held in Trust

         In 1995, the Company amended its non-qualified deferred compensation plan to permit plan participants to defer receipt of Company stock which would otherwise have been issued to the participants upon the exercise of Company's stock options. Such shares are held in trust and thus are included as a reduction of equity. The Company has established a corresponding liability to the plan participants in the amount of $894 and $718 which is included in other noncurrent liabilities at June 30, 1997 and December 31, 1997, respectively.

(9)      Other Income/Expense

         Other expense of $174 for the quarter ended June 30, 1997 compares to $35 in the same period in 1996. The 1997 net expense reflects the final resolution and receipt of the settlement proceeds due from the 1996 premature termination of the PMPA contract by the customer, offset by a charge for the settlement of a legal matter reached during the quarter.

(10)     Contingencies

         Refer to Form 10-K for the fiscal year ended December 31, 1996, for disclosure of existing contingencies related to environmental issues.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

RESULTS OF OPERATIONS

The second quarter 1997 results were higher than the second quarter 1996 due to higher sales and gross margins, partially offset by higher operating expenses. Additionally, the effective tax rate for the quarter ended June 30, 1997 was 32% as compared with 35% for the same period in 1996.

The following table shows the gross sales of the Company's five product categories, in dollars and as a percentage of the Company's total gross sales, as well as the net revenues and gross profit for the second quarter 1997 and 1996.

                                                                  Second Quarter Ended June 30,
                                                       ----------------------------------------------------
                                                                    1997                        1996
                                                       -----------------------         --------------------
                                                             $              %              $             %
                                                       ---------         -----         --------       -----

Pharmaceutical bulk actives..........................  $  27,234          27.0%        $ 22,192        23.9%
Pharmaceutical intermediates.........................     19,385          19.2           18,185        19.5
Organic intermediates................................     23,295          23.1           19,636        21.1
Performance enhancers ...............................     18,822          18.7           19,199        20.7
Polymer systems......................................     12,037          12.0           13,757        14.8
                                                       ---------         -----         --------       -----
      Total gross sales .............................  $ 100,773         100.0%        $ 92,969       100.0%
                                                       =========         =====         ========       =====
      Total net revenues.............................  $  98,719                       $ 90,269
                                                       =========                       ========
      Total gross profit.............................  $  30,070                       $ 25,986
                                                       =========                       ========

The following table shows the gross sales and gross profit of the Company's five product categories, and gross profit as a percentage of each product category, for the second quarter 1997 and 1996.

                                                          Gross                   Gross               Gross
                                                          Sales                  Profit $            Profit %
                                                         -------                ---------            --------
1997
Pharmaceutical bulk actives..........................  $  27,234                $ 11,938               43.8%
Pharmaceutical intermediates.........................     19,385                   4,816               24.8
Organic intermediates................................     23,295                   4,038               17.3
Performance enhancers................................     18,822                   5,114               27.2
Polymer systems......................................     12,037                   4,164               34.6
                                                       ---------                --------               ----
     Total...........................................  $ 100,773                $ 30,070               29.8%
                                                       =========                ========               ====

                                                          Gross                  Gross                 Gross
                                                          Sales                 Profit $              Profit %
                                                        --------                --------              --------
1996
Pharmaceutical bulk actives..........................   $ 22,192                $  6,978               31.4%
Pharmaceutical intermediates.........................     18,185                   4,665               25.7
Organic intermediates................................     19,636                   4,325               22.0
Performance enhancers................................     19,199                   6,571               34.2
Polymer systems......................................     13,757                   3,447               25.1
                                                        --------                --------               ----
     Total...........................................   $ 92,969                $ 25,986               28.0%
                                                        ========                ========               ====

Gross sales in the second quarter 1997 increased to $100,773 compared to $92,969 in the second quarter 1996 due to increases in the Pharmaceutical Bulk Actives, Pharmaceutical Intermediates and Organic Intermediates categories. These increases were offset by decreases in the Performance Enhancers and Polymer Systems product categories.

Pharmaceutical bulk actives of $27,234 were $5,042 (23%) above the second quarter 1996. Sales of Diltiazem, an anti-anginal preparation, were favorably affected by the increase in export sales due to customer demand. Sales of Sulfasalazine, used for ulcerative colitis, returned to a more normal level after a 1996 disruption in the order patterns. Additionally, two new products for treating ulcers and for central nervous disorders were introduced in the second quarter of 1997, amounting to sales of $3.2 million.

Pharmaceutical intermediates of $19,385 were $1,200 (7%) above the second quarter 1996 primarily due to the continued shipments of an intermediate for a protease inhibitor used in the treatment of AIDS. This more than offset the lower sales to the Dextromethorphan market (cough suppressant). Additionally, a new product used as an intermediate for health actives generated $0.5 million in sales and Aminopyridine shipments showed continued growth.

Organic intermediates of $23,295 were $3,659 (19%) above the second quarter 1996 due to higher sales of pyridine derivatives for the herbicide markets as a result of timing differences in 1996 shipments.

Performance enhancers of $18,822 were $377 (2%) below the second quarter 1996. Key decreases occurred in photographic products due to an anticipated contract price reduction, and in catalysts which were negatively affected by production equipment problems. Production has resumed at lower than normal levels in the third quarter, 1997.

Polymer systems of $12,037 were $1,720 (13%) lower than the second quarter 1996 primarily in the engineering plastics markets. Sales of a monomer for polyether sulphone plastics continues to be affected by lower demand from the major customer. This situation is expected through the rest of 1997.

Export sales from U.S. businesses of $12,060 in the second quarter 1997 compared to $13,635 in the second quarter 1996 due to the continued decreased demand in the Dextromethorphan market. International sales from our European operations totaled $40,685 for the same period in 1997 as compared with $38,151 in 1996.

Total gross profit of $30,070 increased $4,084, or 16%, from the second quarter 1996 resulting in a higher gross margin percentage which increased to 29.8% from 28.0%. The gross margin improvement was due to the good product mix in the pharmaceutical bulk actives, continued review of lower margin products, improved plant operations, and reduced plant spending, partially offset by increased raw materials costs in our manufacture of pyridine derivatives.

Selling, general and administrative and research and development expenses as a percentage of gross sales was 15.6%, up from 13.7% in the second quarter 1996. The second quarter 1997 expense of $15,772 was $3.1 million (24%) above 1996. The 1996 second quarter operating expenses of $12,696 included the recovery of legal expenses and the reduction of reserves associated with the Nordic reorganization.

Net interest expense of $1,106 reflected a decrease of $566 from 1996. This decline was due to the additional cash flow from operations used to pay down a net $25.7 million of outstanding loans from June, 1996. The average interest rate was 7.2% in the second quarter 1997 vs. 7.3% in 1996.

Other expense of $174 for the quarter ended June 30, 1997 compares to $35 in the same period in 1996. The 1997 net expense reflects the final resolution and receipt of the settlement proceeds due from the 1996 premature termination of the PMPA contract by the customer, offset by a charge for the settlement of a legal matter reached during the quarter.

The provision for income taxes for the second quarter resulted in an effective rate of 32% versus 35% in the comparable period in 1996. This was due to the implementation of tax planning strategies and the projected composition of taxable income between domestic and international operations. However, actual results may differ in the event of changes in tax regulations or deviations from projections.

The Company's second quarter net income increased 18% to $8,852 compared with a net income of $7,528 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1997, the Company generated cash flows from operations totaling $23.0 million, a decrease of $5.8 million over the comparable period in 1996. The decrease is attributable to a reduction in income taxes payable due to 1997 tax payments, as well as an increase in inventories and receivables after removing the impact of exchange rate fluctuations. This decrease from these factors was offset by the increased earnings in 1997.

Capital expenditures were $16,171 in the first six months of 1997 as compared to $13,516 in the first six months of 1996. The major portion of the funds were used for construction of the pilot plants at our Salsbury, Iowa and Zeeland, Michigan facilities which are expected to be completed by the third quarter, 1997.

Effective July 24, 1996, the Board of Directors approved a three-for-two split of the Company's Common Stock, $.10 par value, in the form of a 50% stock dividend.

As of March 31, 1997, the Company opted to borrow $72,500 of the $100,000 available under the revolving credit facility to prepay the then remaining balance due on the term loan. This decision was based on the lower interest rate available under the revolving credit facility. The unutilized borrowing capacity of approximately $38,100 under the revolving credit facility of the Credit Agreement as of June 30, 1997 can be drawn on for general corporate purposes. Management is of the opinion that these amounts, together with other available sources of capital, are adequate for meeting the Company's anticipated financing and capital requirements.

During the second quarter 1997, the Company paid cash dividends of $0.05 per share.

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by our foreign operations which are primarily denominated in the U.S. dollar, Deutsche mark and British pound sterling. The Company uses foreign currency forward exchange contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The notional amount of these contracts is $34,384 which the Company estimates to be approximately 49% of the foreign currency exposure during the period covered. As of June 30, 1997, the deferred currency loss on these contracts is $925. An additional $2,391 (3%) of the foreign currency exposure is protected through export financing.

                           PART II - OTHER INFORMATION
                      CAMBREX CORPORATION AND SUBSIDIARIES

Item 4.  Matters Submitted to a Vote of Securities Holders.

         Refer to Form 10-Q for the quarterly period ended March 31, 1997.


Item 6.  Exhibits and Reports on Form 8-K

         a)   The exhibits filed as part of this report are listed below.

              Exhibit No.                Description

                 11              Statement of computation of per share earnings.

                 27              Financial Data Schedule.

         b)   Reports on Form 8-K

         The registrant filed no reports on Form 8-K during the second quarter of the year ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CAMBREX CORPORATION



                                         By  /s/Douglas MacMillan
                                             ----------------------------------
                                             Douglas MacMillan
                                             Vice President
                                             (On behalf of the Registrant and
                                             as the Registrant's Principal
                                             Financial Officer)


Date:   August 12, 1997