Form 10-Q
period 1997-09-30
CAMBREX CORP
filed 1997-11-14
CIK 820081

                                                                       CONFORMED


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         |X| QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 1997
                                               ------------------
                                       OR
            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        for the transition period from ________ to ________
                         Commission file number 1-10638

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

                             Yes |X|     No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS
      As of November 1, 1997, there were 11,913,932 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                    For The Quarter Ended September 30, 1997

                                Table of Contents

                                                                      Page No.
                                                                      --------
Part I      Financial information

            Condensed consolidated balance sheets as of
            September 30, 1997 and December 31, 1996                      3

            Condensed consolidated income statements
            for the three months and nine months ended
            September 30, 1997 and 1996                                   4

            Condensed consolidated statements of
            cash flows for the nine months ended
            September 30, 1997 and 1996                                   5

            Notes to condensed consolidated financial
            statements                                                   6-11

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                12-16

Part II     Other information

            Item 4.  Matters Submitted to a Vote of Securities
                    Holders                                              17

            Item 6.  Exhibits and Reports on Form 8-K                    17

Signatures                                                               18

Exhibit 11 - Computation of Earnings Per Share                           19

Exhibit 27 - Financial Data Schedule                                     20

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                      September 30, December 31,
                                                          1997           1996
                                                          ----           ----
ASSETS
Current assets:
    Cash and cash equivalents ........................ $  29,726     $   7,353
    Trade and other receivables, less allowances
        for doubtful accounts of $1,454 and $1,453
        at respective dates ..........................    55,141        56,750
    Inventories ......................................    93,261        64,209
    Deferred tax assets ..............................     5,325         5,009
    Other current assets .............................     5,603         3,541
                                                       ---------     ---------

        Total current assets .........................   189,056       136,862

Property, plant and equipment, net ...................   236,111       216,481
Intangible assets, net ...............................   108,226        49,573
Other noncurrent assets ..............................     3,788         1,528
                                                       ---------     ---------

        Total assets ................................. $ 537,181     $ 404,444
                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities ......... $  57,395     $  54,754
    Income taxes payable .............................     8,588         8,085
    Short-term debt ..................................     2,531         3,880
    Current portion of long-term debt ................       766         7,231
                                                       ---------     ---------

        Total current liabilities ....................    69,280        73,950

Long-term debt .......................................   187,503        60,152
Deferred tax liabilities .............................    24,685        21,587
Other noncurrent liabilities .........................    20,803        19,710
                                                       ---------     ---------

        Total liabilities ............................   302,271       175,399
                                                       ---------     ---------

Stockholders' equity:
    Common stock .....................................     1,293         1,275
    Additional paid-in capital .......................   153,005       149,191
    Retained earnings ................................   102,677        80,608
    Additional minimum pension liability .............      (553)         (553)
    Treasury stock, at cost; 1,052,641 and 1,049,895
       shares at respective dates ....................    (9,613)       (9,449)
    Shares held in trust, at cost, 180,277 and
        132,126 shares at respective dates ...........    (1,235)         (718)
    Cumulative translation adjustment ................   (10,664)        8,691
                                                       ---------     ---------

        Total stockholders' equity ...................   234,910       229,045
                                                       ---------     ---------

        Total liabilities and stockholders' equity ... $ 537,181     $ 404,444
                                                       =========     =========

     See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                          Three months ended     Nine months ended
                                             September 30,          September 30,
                                          ------------------     -----------------

                                           1997       1996        1997       1996
                                           ----       ----        ----       ----

Gross sales ...........................  $ 82,638   $ 88,318   $ 276,552   $ 278,004
    Commissions &  freight ............     1,546      2,070       5,470       6,693
    Sales, returns and allowances .....       382        184       1,252       1,244
                                         --------   --------   ---------   ---------

Net sales .............................    80,710     86,064     269,830     270,067
    Other revenues ....................       655        (18)      2,148         173
                                         --------   --------   ---------   ---------

Net revenues ..........................    81,365     86,046     271,978     270,240

Operating expenses:
    Cost of goods sold ................    56,807     61,044     189,611     192,787
    Selling, general and administrative
      expenses ........................    11,556     12,112      38,137      35,332
    Research and development ..........     2,418      2,180       7,057       6,697
                                         --------   --------   ---------   ---------
      Total operating expenses ........    70,781     75,336     234,805     234,816
                                         --------   --------   ---------   ---------

Operating profit ......................    10,584     10,710      37,173      35,424

Other (income) expenses:
    Interest expense - net ............       525      1,508       2,763       4,974
    Other - net .......................      (966)      (183)       (586)        (52)
                                         --------   --------   ---------   ---------

Income before income taxes ............    11,025      9,385      34,996      30,502

Provision for income taxes ............     3,494      3,284      11,165      10,676
                                         --------   --------   ---------   ---------

Net income ............................  $  7,531   $  6,101   $  23,831   $  19,826
                                         ========   ========   =========   =========

Weighted average shares outstanding:
        Primary .......................    12,405     11,907      12,097      11,864
        Fully diluted .................    12,405     11,918      12,145      11,889
Net income per share:
        Primary .......................  $   0.61   $   0.51   $    1.97   $    1.67
                                         ========   ========   =========   =========
        Fully diluted .................  $   0.61   $   0.51   $    1.96   $    1.67
                                         ========   ========   =========   =========

     See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                             Nine months ended
                                                                September 30,
                                                             -----------------
                                                               1997       1996
                                                               ----       ----
Cash flows from operating activities:
    Net income ..........................................  $  23,831   $ 19,826
    Depreciation and amortization .......................     22,450     21,088
    Deferred income taxes ...............................      1,366       (832)
Changes in assets and liabilities:
    Receivables .........................................      6,502      6,240
    Inventories .........................................     (7,276)     5,892
    Other current assets ................................       (148)        79
    Accounts payable and accrued liabilities ............     (5,862)   (11,638)
    Income taxes payable ................................      1,004      7,282
    Other noncurrent assets and liabilities .............       (324)     2,965
                                                           ---------   --------
        Net cash provided from operating activities .....     41,543     50,902
                                                           ---------   --------

Cash flows from investing activities:
    Capital expenditures ................................    (25,395)   (21,080)
    Acquisition of business, net of cash acquired .......   (111,400)      --
    Other investing activities ..........................       --       (1,320)
                                                           ---------   --------
        Net cash (used in) investing activities .........   (136,795)   (22,400)
                                                           ---------   --------

Cash flows from financing activities:
    Dividends ...........................................     (1,762)    (1,349)
    Net increase (decrease) in short-term debt ..........       (752)    (2,427)
    Long-term debt activity (including current portion):
        Borrowings ......................................    224,000     28,100
        Repayments ......................................   (104,861)   (55,207)
    Proceeds from the issuance of common stock ..........      3,289      3,161
    Proceeds from the sale of treasury stock ............        379      1,195
                                                           ---------   --------
        Net cash provided from financing activities .....    120,293    (26,527)
                                                           ---------   --------

Effect of exchange rate changes on cash .................     (2,668)     1,526
                                                           ---------   --------

Net increase in cash ....................................     22,373      3,501

Cash at beginning of period .............................      7,353      4,841
                                                           ---------   --------

Cash at end of period ...................................  $  29,726   $  8,342
                                                           =========   ========

Supplemental disclosure:
    Interest paid .......................................  $   4,166   $  5,527
    Income taxes paid ...................................  $   2,820   $  3,600
    Depreciation expense ................................  $  18,477   $ 17,090

Non-cash financing activities:
    Liabilities established in connection with exercise
       of stock options .................................  $     517   $    718
    Debt assumed in conjunction with the acquisition of
       BioWhittaker .....................................  $   1,755

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

      The Consolidated Balance Sheet of Cambrex Corporation for the period ended September 30, 1997 reflects the acquisition of 93% of the outstanding common stock of BioWhittaker, Inc. ("BioWhittaker") as of that date (see note (4)).

      The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

(2)   Inventories

      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and include material, labor, and overhead. Inventories at September 30, 1997 and December 31, 1996 consist of the following:

                                                     September 30,  December 31,
                                                         1997          1996
                                                         ----          ----
Finished goods ...............................          $40,266      $29,443
Work in process ..............................           23,592       15,463
Raw materials ................................           23,809       13,179
Fuel oil and supplies ........................            5,594        6,124
                                                        -------      -------
    Total ....................................          $93,261      $64,209
                                                        =======      =======

(3)   Earnings Per Common Share

      Earnings per common share of common stock are computed on the basis of the weighted average shares of common stock outstanding plus common stock equivalent shares arising from the effect of dilutive stock options, using the treasury stock method.

(4)   Mergers and Acquisition

      On September 30, 1997, Cambrex acquired approximately 93% of the outstanding common stock of BioWhittaker for approximately $116,000 ($111,000, net of cash acquired). The remaining 7% of the outstanding common stock was subsequently acquired on October 3, 1997. The total purchase price was approximately $135,000 which was financed by the Company's new Credit Agreement. The acquisition has been accounted for as a purchase transaction and as such, the financial statements as of September 30, 1997, reflect the preliminary allocation of the purchase price which is subject to revision when final analyses of such values are completed. The excess of the purchase price over the fair value of the net assets acquired was approximately $89,000 and has been recorded as goodwill and, accordingly, will be amortized over 20 years. The goodwill reflected in the Company's September 30, 1997 consolidated balance sheet was approximately $68,000 which represents approximately 93% of the value associated with the outstanding common stock of BioWhittaker owned by the Company as of that date. Management is currently reviewing the assets and liabilities of BioWhittaker to determine what amount, if any, of the purchase price should be allocated to in-process research and development. This amount would represent the value of BioWhittaker's research and development efforts which had not reached commercial viability with no alternative future use and would, therefore, be immediately expensed as required by generally accepted accounting principles.

      Unaudited pro forma results of operations of the Company and BioWhittaker for the nine months ended September 30, 1997 and 1996, as if it had occurred on January 1, 1996 are listed below.

                                                 9 months ended September 30,
                                                  1997                1996
                                             --------------       --------------
Net revenues .........................       $   314,634          $   308,841
Net income ...........................            23,831               14,787
Earnings per share
    Primary ..........................                 1.91                 1.25
    Fully diluted ....................                 1.91                 1.24

The unaudited pro forma adjustments give effect to the depreciation of property, plant and equipment, amortization of the goodwill, interest on the debt assumed to finance the acquisition, and the tax effects of each of these items. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the combination been in effect at January 1, 1997, nor of future results of operations of the combined companies.

Assets acquired and liabilities assumed are as follows (giving effect to the total purchase price):

    Cash ....................................................   $   4,557
    Receivables .............................................       6,795
    Inventories .............................................      25,081
    Deferred tax asset ......................................         224
    Other current assets ....................................       2,202
    Property, plant & equipment .............................      24,190
    Goodwill ................................................      89,108
    Other assets ............................................          89
    Accounts payable and accrued liabilities ................      (9,905)
    Income taxes payable ....................................      (1,493)
    Long term debt ..........................................      (1,755)
    Deferred tax liabilities ................................      (4,325)
                                                                ---------
                                                                $ 134,768

(5)   Future Impact of Recent Accounting Pronouncements

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

(6)   Short-term Debt

      Short-term debt at September 30, 1997 and December 31, 1996 consists of the following:

                                                 September 30,   December 31,
                                                     1997            1996
                                                     ----            ----
Export financing facility, Italy ...............    $2,531          $2,760
Overdraft protection ...........................      --             1,120
                                                    ------          ------
    Total ......................................    $2,531          $3,880
                                                    ======          ======

(7)   Long-term Debt

      Long-term debt at September 30, 1997 and December 31, 1996 consists of the following:

                                                 September 30,   December 31,
                                                    1997              1996
                                                    ----              ----
Bank credit facilities ......................     $185,400          $66,000
Capital lease ...............................         --                 13
Notes payable ...............................        2,869            1,370
                                                  --------          -------
  Subtotal ..................................      188,269           67,383
Less:  current portion ......................          766            7,231
                                                  --------          -------
    Total ...................................     $187,503          $60,152
                                                  ========          =======

      On September 16, 1997, the Company entered into a new five year Credit Agreement (the "Agreement") with a bank group headed by The Chase Manhattan Bank as Administrative Agent and The First National Bank of Chicago as Documentation Agent. The bank group has a total of 13 domestic banks and 7 international banks. The Agreement provides the Company with a $400,000 borrowing facility. The new Agreement replaces the existing Revolving Credit Agreement with NBD Bank, N.A.

      The Company has pledged 66% of the common stock of the Company's foreign subsidiaries as collateral. The Agreement permits the Company to choose between various interest rate options and to specify the portion of the borrowing to be covered by specific interest rate options. Under the Agreement, the interest rate options available to the Company are: (a) U.S. Prime rate or (b) LIBOR plus the applicable margin (ranging from .225% of 1% to .5% of 1%) or (c) Competitive Bid at a LIBOR Rate Borrowing or a Fixed Rate Borrowing to be determined by auction. The applicable margin is adjusted based upon the Funded Indebtedness to Cash Flow Ratio of the Company. Additionally, the Company pays a commitment fee of between .15% of 1% to .25% of 1% on the entire portion of the Agreement.

      On September 16, 1997, the Company utilized $60,000 of the Agreement in order to repay the outstanding balance under the existing Revolving Credit Agreement. On September 30, 1997, the Company borrowed $126,000 to finance the acquisition of the outstanding common stock of BioWhittaker. Of this amount, approximately $116,000 was utilized on September 30, 1997 to acquire the 93% of BioWhittaker common stock which had been tendered at that date. The undrawn borrowing availability under the Agreement as of September 30, 1997 was $214,600.

      The Agreement is subject to financial covenants requiring the Company to maintain certain levels of net worth and an interest coverage ratio, as well as a limitation on indebtedness. The Company met all of the bank covenants for the first nine months of 1997.

(8)   Derivative Financial Instruments

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

                                           9 Months Ended September 30, 1997
                                           ---------------------------------

                                         Notional     Fair      Unrealized
                                         Amounts     Values   Gains    Losses
                                         --------    ------   -----  ----------
Forward exchange contracts ...........   $33,302     $33,478  $377      $452

(9)   Shares Held in Trust

      In 1995, the Company amended its non-qualified deferred compensation plan to permit plan participants to defer receipt of Company stock which would otherwise have been issued to the participants upon the exercise of the Company's stock options. Such shares are held in trust and thus are included as a reduction of equity. The Company has established a corresponding liability to the plan participants in the amount of $1,235 and $718 which is included in other noncurrent liabilities at September 30, 1997 and December 31, 1996, respectively.

(10)  Other Income/Expense

      Other income of $966 for the quarter ended September 30, 1997 compares to $183 in the same period in 1996. The 1997 Other Income includes a $954 gain on foreign currency as a result of the settlement of a foreign denominated loan.

(11)  Contingencies

      Refer to Form 10-K for the fiscal year ended December 31, 1996, for disclosure of existing contingencies related to environmental issues.

      During November 1997, the Company reached a favorable settlement concerning the remediation of two locations for which a Company subsidiary had been identified to remediate under various Federal and State statutes. This settlement will result in funds being placed in a trust dedicated to remediation of the sites. The Company is currently evaluating the effects of this settlement on its environmental contingency reserves.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    (in thousands, except per-share amounts)

RESULTS OF OPERATIONS

The third quarter 1997 results were higher than the third quarter 1996 due to the higher gross margins, reduced operating expenses, reduced interest costs, and a gain on foreign exchange included in other income. The effective tax rate for the quarter ended September 1997 was 32% as compared with 35% for the same period in 1996.

The following table shows the gross sales of the Company's five product categories, in dollars and as a percentage of the Company's total gross sales, as well as the net revenues and gross profit for the third quarter 1997 and 1996.

                                          Third Quarter Ended September 30,
                                          ---------------------------------
                                            1997                   1996
                                            ----                   ----
                                       $           %         $              %
                                      ---         ---       ---            ---
Pharmaceutical bulk actives ..      $25,985      31.4%    $23,993         27.2%
Pharmaceutical intermediates .       18,743      22.7      15,199         17.2
Organic intermediates ........       10,722      13.0      15,746         17.8
Performance enhancers ........       15,811      19.1      19,432         22.0
Polymer systems ..............       11,377      13.8      13,948         15.8
                                    -------   -------     -------      -------
      Total gross sales ......      $82,638     100.0%    $88,318        100.0%
                                    =======   =======     =======      =======
      Total net revenues .....      $81,365               $86,046
                                    =======               =======
     Total gross profit ......      $24,558               $25,002
                                    =======               =======

The following table shows the gross sales and gross profit of the Company's five product categories, and gross profit as a percentage of each product category, for the third quarter 1997 and 1996.

                                            Gross         Gross          Gross
                                            Sales        Profit $       Profit %
                                            -----        --------       --------
1997
----
Pharmaceutical bulk actives .......        $25,985        $10,375        39.9%
Pharmaceutical intermediates ......         18,743          5,216        27.8
Organic intermediates .............         10,722            969         9.0
Performance enhancers .............         15,811          4,521        28.6
Polymer systems ...................         11,377          3,477        30.6
                                           -------        -------      ------
     Total ........................        $82,638        $24,558        29.7%
                                           =======        =======      ======

                                            Gross         Gross          Gross
                                            Sales        Profit $       Profit %
                                            -----        --------       --------
1996
----
Pharmaceutical bulk actives .......        $23,993        $ 7,655        31.9%
Pharmaceutical intermediates ......         15,199          3,371        22.2
Organic intermediates .............         15,746          3,272        20.8
Performance enhancers .............         19,432          6,246        32.1
Polymer systems ...................         13,948          4,458        32.0
                                           -------        -------      ------
     Total ........................        $88,318        $25,002        28.3%
                                           =======        =======      ======

Gross sales in the third quarter 1997 decreased to $82,638 compared to $88,318 in the third quarter 1996 due to decreases in Organic Intermediates, Performance Enhancers and Polymer Systems product categories, partially offset by increases in the Pharmaceutical Bulk Actives and Pharmaceutical Intermediates product categories.

The effect of foreign currency exchange rates on gross sales for the third quarter 1997 shows a reduction in sales of $2,481 compared to the exchange rates used in 1996. 1997 third quarter gross sales would have been $85,119 using 1996 exchange rates compared to 1996 third quarter sales of $88,318.

Pharmaceutical bulk actives of $25,985 were $1,992 (8%) above the third quarter 1996. Sales of Glipizide, an anti-diabetic, was favorably affected by the increase in customer demand while 1996 was affected by the availability of raw materials. Sales of Sulfasalazine, used for ulcerative colitis, was above last year after a 1996 disruption in the order patterns. Additionally, a product for treating ulcers, which was introduced in the second quarter of 1997, amounted to sales of $4.0 million in the third quarter 1997. Sales were negatively impacted by changes in foreign currency which reduced the sales by approximately 7%.

Pharmaceutical intermediates of $18,743 were $3,544 (23%) above the third quarter 1996 primarily due to the continued shipments of an intermediate for a protease inhibitor used in the treatment of AIDS, as well as amino-pyridines used in various pharmaceutical products. Additionally, new products used as intermediates for health actives generated $1.1 million in sales.

Organic intermediates of $10,722 were $5,024 (32%) below the third quarter 1996 due to lower pyridine shipments to a major customer who has been reducing on-hand inventory. Additionally, Feed Grade Vitamin B3 was adversely affected by both price pressure and lower demand. Sales of 3-Nitro (a poultry food additive) decreased due to reduced production as equipment replacement projects were completed in the quarter.

Performance enhancers of $15,811 were $3,621 (19%) below the third quarter 1996. Key decreases occurred in photographic products which were impacted by reduced demand from a large customer, and by a timing difference in production campaigns of a polycarbonate additive.

Polymer systems of $11,377 were $2,571 (18%) lower than the third quarter 1996 primarily due to reduced demand from a major customer who is switching over to a new encapsulant product developed by Cambrex. Coating products were also reduced as a result of management's continued focus on eliminating marginal product lines.

Export sales from U.S. businesses of $9,100 in the third quarter 1997 compared to $11,670 in the third quarter 1996. This decrease was the result of lower pricing and volume in the feedgrade niacinamide market. International sales from our European operations totaled $36,165 for the same period in 1997 as compared with $37,515 in 1996.

Total gross profit of $24,558 decreased $444 or 2%, from the third quarter 1996 due to the reduced sales, foreign exchange impact on sales, costs associated with scheduled plant downtime and higher raw materials in our organic intermediates businesses. The gross margin as a percentage of gross sales increased to 29.7%, up from 28.3% in the third quarter of 1996. This margin improvement was due to the higher pharmaceutical bulk and intermediates sales.

Selling, general and administrative and research and development expenses as a percentage of gross sales was 16.9%, up from 16.2% in the third quarter 1996. However, the third quarter 1997 expense of $13,974 was $0.3 million below 1996.

Net interest expense of $525 reflected a decrease of $983 from 1996. This decline was due to the additional cash flow from operations used to pay down outstanding loans from September, 1996. The average interest rate was 6.9% in the third quarter 1997 vs. 7.6% for the same period in 1996.

Other income of $966 for the quarter ended September 30, 1997 compares to $183 of other income in the same period in 1996. The 1997 income included $0.9 million in exchange on the settlement of a foreign denominated loan.

The provision for income taxes for the third quarter resulted in an effective rate of 32% versus 35% in the comparable period in 1996. This was due to the implementation of tax planning strategies and the projected composition of taxable income between domestic and international operations. However, actual results may differ in the event of changes in tax regulations or deviations from projections.

The Company's third quarter net income increased 23% to $7,531 compared with a net income of $6,101 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1997, the Company generated cash flows from operations totaling $41,543, a decrease of $9,359 over the comparable period in 1996. The decrease is attributable to a reduction in income taxes payable due to 1997 tax payments, as well as an increase in inventories and receivables after removing the impact of exchange rate fluctuations. This decrease from these factors was offset by the increased earnings in 1997.

Capital expenditures were $25,395 in the first nine months of 1997 as compared to $21,080 in the first nine months of 1996. The major portion of the funds were used for construction of the pilot plants at our Salsbury, Iowa and Zeeland, Michigan facilities.

Acquisition of Business was approximately $116,000 ($111,400, net of cash acquired) for the nine months ended September 30, 1997. This was for the acquisition of 93% of the common stock of BioWhittaker, Inc. in the third quarter, 1997.

On September 16, 1997, the Company entered into a new five year Credit Agreement (the "Agreement") with a bank group headed by The Chase Manhattan Bank as Administrative Agent and The First National Bank of Chicago as Documentation Agent. The bank group has a total of 13 domestic banks and 7 international banks. The Agreement provides the Company with a $400,000 borrowing facility. The new Agreement replaces the existing Revolving Credit Agreement with NBD Bank, N.A.

The Company has pledged 66% of the common stock of the Company's foreign subsidiaries as collateral. The Agreement permits the Company to choose between various interest rate options and to specify the portion of the borrowing to be covered by specific interest rate options. Under the Agreement, the interest rate options available to the Company are: (a) U.S. Prime rate of (b) LIBOR plus the applicable margin (ranging from .225% of 1% to .5% of 1%) or (c) Competitive Bid at a LIBOR Rate Borrowing or a Fixed Rate Borrowing to be determined by auction. The applicable margin is adjusted based upon the Funded Indebtedness to Cash Flow Ratio of the Company. Additionally, the Company pays a commitment fee of between .15% of 1% to.25% of 1% on the entire portion of the Agreement.

On September 16, 1997, the Company utilized $60,000 of the Agreement in order to repay the outstanding balance under the existing Revolving Credit Agreement. On September 30, 1997, the Company borrowed $126,000 to finance the acquisition of the outstanding common stock of BioWhittaker. Of this amount, $116,000 was utilized on September 30, 1997 to acquire the 93% of BioWhittaker shares which had been tendered at that date. The undrawn borrowing availability under the Agreement as of September 30, 1997 was $214,600. There is $184,500 outstanding as of September 30, 1997.

During October 1997, the Company entered into an additional interest rate swap agreement to exchange variable interest for fixed interest in the notional amount of $10,000. This agreement matures during the year 2000 and brings the notional amount of the Company's borrowings which are subject to interest rate swap agreement to $50,000.

During the third quarter 1997, the Company paid cash dividends of $0.05 per share.

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by our foreign operations which are primarily denominated in the U.S. dollar, Deutsche mark and British pound sterling. The Company uses foreign currency forward exchange contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The notional amount of these contracts is $33,302 which the Company estimates to be approximately 45% of the foreign currency exposure during the period covered. As of September 30, 1997, the deferred currency loss on these contracts is $74. An additional $2,531 (3%) of the foreign currency exposure is protected through export financing.

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

              27           Financial Data Schedule.

      b) Reports on Form 8-K

      On October 8, 1997, the Company filed a Form 8-K in relation to its acquisition of BioWhittaker, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CAMBREX CORPORATION


                                      By /s/ Douglas MacMillan
                                         --------------------------------
                                         Douglas MacMillan
                                         Vice President
                                         (On behalf of the Registrant and
                                         as the Registrant's Principal
                                         Financial Officer)

Date: November 14, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAMBREX CORPORATION


                                   By
                                      Douglas MacMillan
                                      Vice President
                                      (On behalf of the Registrant and
                                      as the Registrant's Principal
                                      Financial Officer)

Date: November 14, 1997

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAMBREX CORPORATION


                                   By
                                      Douglas MacMillan
                                      Vice President
                                      (On behalf of the Registrant and
                                      as the Registrant's Principal
                                      Financial Officer)

Date: November 14, 1997

                                EXHIBIT INDEX

              Exhibit No.             Description

              11           Statement of computation of per share earnings.

              27           Financial Data Schedule.