Form 10-K
period 1997-12-31
CAMBREX CORP
filed 1998-03-20
CIK 820081

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-10638
                            ------------------------

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
         Common Stock,$.10 par value                      American Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $551,406,933 as of February 28, 1998.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of February 28, 1998, there were 11,947,239 shares outstanding of the registrant's Common Stock, $.10 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting are incorporated by reference into Part III of this report.

================================================================================

                                     PART I

ITEM 1 -- BUSINESS.

GENERAL

     Cambrex Corporation (the "Company" or "Cambrex"), a Delaware corporation, began business in December 1981 through its predecessor, and now wholly-owned subsidiary, CasChem, Inc.

     The Company manufactures and markets a broad line of specialty and fine chemicals, as well as products and services to the biotechnology industry. The Company operates in two segments, biotechnology and pharmaceutical specialty and fine chemicals. The pharmaceutical specialty and fine chemicals segment includes five product categories: active pharmaceutical ingredients, pharmaceutical intermediates, organic intermediates, performance enhancers and polymer systems. Currently the Company's overall strategy for these categories is to focus on niche markets that have global opportunities, build on strong customer relations to fill our new products' pipeline, and support the capital and state-of-the-art technology, while being leaders in environmental, health and safety performance.

     Within each of the product categories, the Company uses a consistent business approach:

          1. Focus on niche products requiring high technical expertise.

          2. Be a leading supplier of core products, for which price competition is not the primary market determinant.

          3. Review products and product lines continually and eliminate those not meeting operating profit goals and replace with new products with higher returns.

     In order to manage a business with a large number of products and a dynamic business mix, the Company runs a decentralized organization. The business is conducted by nine subsidiary organizations headed by an experienced business manager. Each subsidiary controls all the resources required for the success of its business and is responsible for its financial performance. Cambrex provides oversight of the subsidiaries and, where performance is considered unsatisfactory, becomes directly involved to help correct any deficiencies. It also provides support services that are not directly related to getting the products to market; such services include finances, risk management, and pension and benefits management.

     Important objectives of the Company are to expand its operations through internal growth and to make strategic acquisitions of product lines, technology and companies that have substantial positions in niche markets.

     On October 3, 1997, the Company completed the acquisition of all of the outstanding common stock of BioWhittaker, Inc. ("BioWhittaker") for approximately $133,500. BioWhittaker, which is located on 116 acres in Walkersville, Maryland, develops, produces and sells cell culture and endotoxin detection products to the biotechnology and pharmaceutical industries for research and for the commercial manufacture of biopharmaceutical products.

     On January 5, 1998, the Company completed the acquisition of all of the assets of the chiral intermediates business of Celgene Corporation for $7,500 plus future royalties of up to $7,500 based upon sales. The product line, which has been re-named Chiragene, will produce optically active, complex, organic compounds that are critical to the production of modern active pharmaceutical ingredients.

---------------

(dollars in thousands, except share data)

PRODUCTS

     The following table sets forth for the periods indicated information concerning gross sales from the Company's six product categories:

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                             1997(1)       1996        1995
                                             --------    --------    --------
Biotechnology..............................  $ 13,577    $     --    $     --
Active Pharmaceutical Ingredients..........   103,962      97,582      96,827
Pharmaceutical Intermediates...............    74,694      71,202      69,097
Organic Intermediates......................    70,771      73,049      77,792
Performance Enhancers......................    70,549      75,632      69,973
Polymer Systems............................    46,530      52,014      54,381
                                             --------    --------    --------
Gross Sales................................  $380,083    $369,479    $368,070
                                             ========    ========    ========

---------------

(1) Sales from BioWhittaker, acquired in October 1997, are included from the date of acquisition.

     The Company uses its technical expertise in a wide range of chemical and biological processes to meet the needs of its customers for high quality products for specialized applications. These applications include: biotechnology, consisting of cell culture and endotoxin detection products; active pharmaceutical ingredients produced under Food and Drug Administration
(FDA) regulation for use in prescription and over-the-counter drug products; pharmaceutical intermediates produced in current Good Manufacturing Practices
(cGMP) facilities for use in the production of pharmaceuticals, cosmetics, food additives and other healthcare products; organic intermediates used in the production of herbicides, insecticides, feed additives, pigments, and other complex organic molecules; performance enhancers which are complex chemicals designed to impart special properties when small quantities are included in the formulation of specific products; and polymer systems which are monomers or two component polymer systems for use in small volume, high performance applications.

     Biotechnology: This category consists of cell culture products, including living cell cultures, cell culture media and cell culture media supplements, and endotoxin detection products supplied to the biotechnology and pharmaceutical industries. The Company manufactures more than 1,100 products which are sold to more than approximately 12,000 customers worldwide with no one customer accounting for more than 10% of sales in this category.

     This table summarizes the gross sales for this product category from the date of acquisition:

                                                               1997
                                                              -------
Cell culture................................................  $ 9,126
Endotoxin detection.........................................    3,539
Other.......................................................      912
                                                              -------
                                                              $13,577
                                                              =======

     Active Pharmaceutical Ingredients: Pharmaceutical products are classified into nine therapeutic product groups. Cambrex sells products in six of these principal product groups: (1) gastrointestinal preparations, (2) cardiovascular,
(3) central nervous system, (4) endocrine products, (5) respiratory products, and (6) other actives, including anti-infective, anti-inflammatory products, immunology, diuretics and other preparations. These products are sold to a diverse group of more than 400 customers with two customers accounting for 32% of 1997 sales in this category. Many of these products are also sold through agents.

     Products in this category are manufactured under FDA regulation for use as the active ingredients in prescription and over-the-counter drugs.

---------------

(dollars in thousands, except share data)

     This table summarizes the gross sales for this product category:

                                                                          %
                                        1997       1996      CHANGE     CHANGE
                                      --------    -------    -------    ------
Gastrointestinal....................  $ 34,732    $31,503    $ 3,229      10%
Cardiovascular......................    23,791     21,806      1,985       9
Central Nervous System..............    10,634      8,809      1,825      21
Endocrine...........................    10,014      7,438      2,576      35
Respiratory.........................     7,661      9,409     (1,748)    (19)
Other Actives.......................    17,130     18,617     (1,487)     (8)
                                      --------    -------    -------     ---
                                      $103,962    $97,582    $ 6,380       7%
                                      ========    =======    =======     ===

     Gastrointestinal products increased 10% mostly due to the introduction of a new generic product used in the Japanese market as an anti-ulcerative. Cardiovascular active ingredients increased mainly due to growth in current markets, and sales of central nervous system products were up 21% due to increases in several of the products in this category. Endocrine active ingredients increased 35% as the result of a favorable mix of products and customers. Respiratory active ingredients decreased by 19% due to one product which decreased after very high 1996 levels. Other actives were affected by lower sales of anti-inflammatory active ingredients.

     Pharmaceutical Intermediates: This category consists of four product groups: (1) intermediates used in the manufacture of vitamins and other health care products, (2) x-ray contrast media intermediates, (3) intermediates for the cosmetic industry, and (4) other pharmaceutical intermediates. These products are sold to approximately 650 customers, with one customer accounting for 13% of 1997 sales in this category. These products are mainly produced in cGMP facilities.

     This table summarizes the gross sales for this product category:

                                                                          %
                                        1997       1996      CHANGE     CHANGE
                                       -------    -------    -------    ------
Health...............................  $20,814    $19,548    $ 1,266       6%
X-Ray Media..........................   16,876     21,552     (4,676)    (22)
Cosmetics............................    8,816      6,609      2,207      33
Other Pharmaceutical Intermediates...   28,188     23,493      4,695      20
                                       -------    -------    -------     ---
                                       $74,694    $71,202    $ 3,492       5%
                                       =======    =======    =======     ===

     Other pharmaceutical intermediates were positively impacted by the sales of an advanced intermediate of a new protease inhibitor for AIDS treatment, and the manufacture of aminopyridine used in a variety of pharmaceutical products. Health products increased 6% mainly due to increased sales of a modifier for food starch and another intermediate for a new molecular compound in cooperation with a major ethical pharmaceutical company. X-ray media products were adversely affected due to a major customer changing their formulation and, thus, reducing inventory. The customer has switched to another x-ray media product that the Company also manufactures. Cosmetic products increased 33% due to higher sales of several smaller products manufactured in and sold to the European market.

     Organic Intermediates: This category consists of three product groups: (1) intermediates used for crop protection chemicals, (2) feed additives and (3) pigment intermediates. These products are sold to approximately 200 customers. Two customers accounted for 25% and 18% of 1997 sales in this category.

---------------

(dollars in thousands, except share data)

     This table summarizes the gross sales for this product category:

                                                                          %
                                        1997       1996      CHANGE     CHANGE
                                       -------    -------    -------    ------
Crop Protection......................  $30,170    $31,671    $(1,501)     (5)%
Feed Additives.......................   29,634     29,889       (255)     (1)
Pigment Intermediates................   10,967     11,489       (522)     (5)
                                       -------    -------    -------     ---
                                       $70,771    $73,049    $(2,278)     (3)%
                                       =======    =======    =======     ===

     Crop protection was affected by the unusual amount of a pyridine derivative used in the manufacture of herbicides shipped in 1996 under a renegotiated contract. Shipments in 1997 have returned to normal levels. Pyridine, the largest product in crop protection, was at 1996 levels. Feed additives saw a minor decrease in Niacinamide Feed Grade B3 due to reduced pricing in the beginning of 1997, although the prices increased during the second half of the year. Pigment intermediates were down 5% due to the loss of its major customer for this product in the Far East.

     Performance Enhancers: These products are complex chemicals designed to impart special properties, such as flame retardancy or rapid curing, when small quantities are included in the formulation of specific products. This category consists of five product groups: (1) specialty additives, (2) polymers, (3) catalysts (4) photographic chemicals, and (5) additives for the fuel/oil industry. These products are sold to approximately 750 customers with no one customer accounting for over 10% of 1997 sales in this category.

     This table summarizes the gross sales for this product category:

                                                                          %
                                        1997       1996      CHANGE     CHANGE
                                       -------    -------    -------    ------
Specialty Additives..................  $18,158    $22,870    $(4,712)    (21)%
Polymers.............................   16,664     16,084        580       4
Catalysts............................   15,990     15,833        157       1
Photographic.........................   10,164     12,326     (2,162)    (18)
Fuel/Oil.............................    9,573      8,519      1,054      12
                                       -------    -------    -------     ---
                                       $70,549    $75,632    $(5,083)     (7)%
                                       =======    =======    =======     ===

     Specialty additives decreased 21% due to lower pyridine derivatives, which returned to pre-1996 volume levels. Photographic products decreased 18% due to a major customer reducing volume by one-half of normal levels. Fuel/oil products were up 12% from 1996 because of increases in castor based products used in various lubricating applications and increases of a product used as a hardener for epoxy resins and an additive to lubricating oils.

     Polymer Systems: The products in this category are monomers or two component polymer systems for use in small volume, high performance applications. This category consists of four product groups: (1) telecommunications and electronics industries, (2) coatings, (3) high performance engineering plastics, and (4) biomedical. Polymer systems are sold to an estimated 400 customers with no one customer accounting for over 10% of 1997 sales in this category.

     This table summarizes the gross sales for this product category:

                                                                          %
                                        1997       1996      CHANGE     CHANGE
                                       -------    -------    -------    ------
Telecommunications...................  $18,144    $18,809    $  (665)     (4)%
Coatings.............................   17,921     19,138     (1,217)     (6)
Engineering Plastics.................    6,179      8,179     (2,000)    (24)
Biomedical...........................    4,286      5,888     (1,602)    (27)
                                       -------    -------    -------     ---
                                       $46,530    $52,014    $(5,484)    (11)%
                                       =======    =======    =======     ===

---------------

(dollars in thousands, except share data)

     Polymers were all at lower levels than 1996. Telecommunication products were down slightly due to a major customer changing its specification of an encapsulant product, however, the new product is also made by the Company. Engineering plastics decreased 24% due to a major customer losing to a competitor their largest business in producing high performance plastics mainly for the electronics industry. Biomedicals decreased 27% due to management's decision to eliminate products not meeting gross margin goals.

MARKETING AND DISTRIBUTION

     The Company's active pharmaceutical ingredients and pharmaceutical intermediates are generally high value, low volume products requiring significant technical expertise for their development and manufacture. Marketing generally requires significant cooperative effort between a small highly trained marketing staff, a technical staff who can assess the technical fit and estimate manufacturing economics, and the business management to determine the strategic and business fit. Such a process may take from two to five years before a commercial product is fully established. Because of this long lead time and the complexity of the technical efforts there are usually long-term relationships with major corporations who become significant customers. Sales of established products may be handled by agents in those areas where direct sales efforts are uneconomic.

     For the biotechnology category, the Company markets and sells its products in the United States, principally through its own direct sales force, and internationally, principally through an extensive network of independent distributors. The Company directly serves the British and Irish markets through a wholly owned subsidiary, BioWhittaker UK LTD, located outside London.

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

     Castor oil, which is not produced in the United States, is an agricultural product, the market price of which is affected by natural factors relating to the castor bean crop from which the oil is produced. Castor oil is produced commercially in a few foreign countries, with India currently being the largest exporter. The Company has been able to obtain adequate supplies of castor oil generally at acceptable prices in the past and expects to be able to continue to do so in the future.

     Pyridine, which accounted for 7%, 8% and 8% of gross revenues in 1997, 1996 and 1995, respectively, is produced by the Company by a process involving the high temperature reaction of acetaldehyde, formalin and ammonia. Acetaldehyde is available from two suppliers in North America. The price of acetaldehyde increased approximately 13% during 1997 after decreasing 11% in 1996. Formalin's feedstock is methanol, which experienced increased prices in 1997 over 1996 due in part to market growth for methanol and its derivatives. The continued unscheduled global methanol plant outages also helped feed the price growth in 1997. Ammonia is widely available, and the cost of ammonia decreased by 15% in 1997.

---------------

(dollars in thousands, except share data)

     The Company obtains acetaldehyde and formalin pursuant to long-term supply contracts under which the price for the raw material adjusts to market conditions, with a time lag. The Company sometimes has difficulty passing on price increases to its customers, particularly if the increases are precipitous rather than general.

     For the biotechnology products, the Company buys materials from many suppliers and is generally not dependent on any one supplier or group of suppliers. Nonetheless, although there is a well-established market for certain cell culture products, its price is unstable and supplies, at times, could be limited since the availability of these raw materials tend to be cyclical. The Company's supply of these raw materials is generally adequate to meet current demand.

     The other key raw materials used by the Company are advanced organic intermediates and generally have been in adequate supply from multiple suppliers.

RESEARCH AND DEVELOPMENT

     The Company's research and development program is designed to increase the Company's competitiveness through improving its technology and developing processes for the manufacture of new products to meet customer requirements. The goals are to improve the Company's manufacturing processes so as to reduce costs, improve quality and increase capacity; and to identify market opportunities which warrant a significant technical effort, and offer the prospects of a long-term, profitable business relationship. Research and development activities are performed at most of the Company's manufacturing facilities in both the United States and Europe. Nearly 110 employees are involved directly in research and development activities worldwide.

     In November, 1995, the Company formed a strategic alliance with Oxford Asymmetry, Ltd. (located near Oxford in the United Kingdom). The Company will commercialize technologies and products developed by Oxford Asymmetry, and provides financial support for their research and development group. The Company will be required to pay royalties to Oxford Asymmetry for any technology licensed.

     The Company entered into several research and development agreements in 1997. In February, 1997, the Company signed a cooperative agreement with Albany Molecular Research, Inc. of Albany, New York. The Company will provide Albany Molecular Research financial support to develop processes specifically designed to fit into the Company's cGMP manufacturing facilities. In April, 1997, the Company formed two separate agreements with the Science Applications International Corporation (a.k.a. Zelinsky Institute) to secure the special knowledge and talents of Russian scientists. In May, 1997, the Company formed an alliance with Fine Tech Ltd., of Technicon City, Israel, in which the Company will provide Fine Tech funding over the next three years for process improvement on existing and newly-developed generic drugs to be manufactured in the Company's cGMP facilities.

     Although there have been no products brought to market as a result of these alliances and agreements, the company is evaluating several products for possible commercialization. The estimated commitments for the research & development agreements over the next three years is approximately $3,000.

     The Company spent approximately $10,600, $9,200 and $7,500 in 1997, 1996 and 1995, respectively, on research and development efforts. The Company also incurred a one-time non-cash expense of $14,000 in 1997 related to the value of in-process research and development efforts underway at the time of the acquisition of BioWhittaker.

PATENTS AND TRADEMARKS

     The Company has patent protection in some of its product areas. However, the Company relies primarily on know-how in many of its manufacturing processes and techniques not generally known to other chemical companies, for developing and maintaining its market position.

---------------

(dollars in thousands, except share data)

     The Company currently owns approximately 105 United States patents which have various expiration dates beginning in 1998 through 2015 and which cover selected items in each of the Company's major product areas. The Company also owns the foreign equivalent of many of its United States patents. In addition, the Company has applied for patents for various concepts and is in the process of preparing patent applications for other concepts. In conjunction with the acquisition of BioWhittaker, the Company acquired patent and other proprietary rights, which are material to the endotoxin detection products, allergy tests kits and the ELVIS(TM) cell culture products.

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

COMPETITION

     In Biotechnology, no one company is known to compete with the Company in all of its product groups, but in each group competition is offered by a number of companies, including, in some cases, firms substantially larger and with greater financial resources than the Company. The markets in which the Company competes are generally concentrated and are highly competitive, with competition centering on product specifications, quality, depth of product line, price, technical support, timely product development and speed of delivery.

     Because of the nature of the Company's products in its active pharmaceutical ingredients and pharmaceutical intermediates categories and its strategic approach, it is not possible to identify a group of direct competitors. Where competition exists, it is typically specific to a certain product, or is focused early in the process, when an initial market position is being established. If the Company perceives significant competitive risk and a need for large technical or financial commitment, it generally negotiates long-term contracts or capital guarantees from its targeted customer before proceeding.

     Competition for the Company's products other than active pharmaceutical ingredients and pharmaceutical intermediates is more typical of chemical markets. Competition exists from other producers of the Company's products and from other products that may offer equivalent properties. Competition in these areas are generally based on customer service, product quality and pricing.

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

     The Company's acquisitions were made subject to known environmental conditions. Also, risks of substantial costs and liabilities are inherent in certain plant operations and certain products produced at the Company's plants because as with other companies engaged in the chemical business, there can be no assurance that significant costs and liabilities will not be incurred. Additionally, prevailing legislation tends to hold chemical companies primarily responsible for the proper disposal of their chemical wastes even after transferal to third party waste disposal facilities. Moreover, other future developments, such as increasingly strict environmental, safety and health laws and regulations, and enforcement policies thereunder, could result in substantial costs and liabilities to the Company and could subject the Company's handling, manufacture, use, reuse, or disposal of substances or pollutants at its plants to more rigorous scrutiny than at present.

---------------

(dollars in thousands, except share data)

Although the Company has no direct operations and conducts its business through subsidiaries, certain legal principles that provide the basis for the assertion against a parent company of liability for the actions of its subsidiaries may support the direct assertion against the Company of environmental liabilities of its subsidiaries.

     During January 1997, an opinion was rendered against Cosan Chemical Corporation (a subsidiary of Cambrex) by the United States District Court of New Jersey in a matter that has been pending since 1991. The opinion addressed Cosan's liability for contamination at a site in Clifton, New Jersey which was previously owned and operated by Cosan. In the opinion, Cosan was found liable for past remediation costs in the amount of approximately $800 plus prejudgment interest on such costs. Additionally, Cosan was found primarily responsible for the future remediation costs for the site. The judge also awarded treble damages on the past costs, prejudgment interest and future costs. To avoid treble damages for future costs, Cosan entered into an Administrative Consent Order with the State to perform a major portion of the future remediation at the site. During 1997, the judge reversed the decision regarding prejudgment interest. Also, during 1997, both Cosan and the plaintiffs appealed various aspects of the decision. In January 1998, the appeals were heard before the United States Court of Appeals for the Third Circuit. A decision has not been rendered. The estimated range of costs for this case have been considered in the Company's reserve assessment.

     During November 1997, a settlement was reached between Nepera, Inc. (a subsidiary of the Company), a former owner of the Nepera facility and the original owner of the facility pertaining to past and future costs of remediating two sites. Under the terms of the settlement, the original site owner has placed in escrow approximately $13,000 to provide for past and future remediation costs at the two sites in exchange for a release from the requirement to clean up the two sites. After certain administrative proceedings, the funds will be placed in a Trust for the benefit of remediating the two sites on behalf of Nepera and the other former site owner. As permitted under the terms of the agreement, Nepera is eligible to recover and has sought to recover $2,400 of past costs from this settlement which was recognized in the results of operations and a receivable for this amount in the 1997 financial statements. The remaining funds available from this settlement should be sufficient to provide for the future remediation costs for these two sites based upon current estimates of such costs.

     Known environmental matters which may result in liabilities to the Company and the related estimates and accruals are summarized in Note #21 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

     Present and Future Environmental Expenditures: The Company's policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations. The Company believes it is in general compliance with such requirements and has adequate professional staff and systems in place to remain in compliance. In some cases, compliance can only be achieved by capital expenditures, and the Company made capital expenditures of approximately $2,800 in 1997, $4,800 in 1996, and $4,000 in 1995 for environmental projects. The Company anticipates that capital requirements will increase in subsequent years as a result of the Clean Air Act Amendments and other pending environmental laws. Additionally, as the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related expenditures will most likely increase. The Company considers costs for environmental compliance to be a normal cost of doing business, and includes such costs in pricing decisions.

EMPLOYEES

     At December 31, 1997 the Company had 1,790 employees worldwide (567 of whom were from our international operations) compared with 1,292 employees at December 31, 1996 and 1,336 at December 31, 1995.

---------------

(dollars in thousands, except share data)

     All hourly plant employees at the Bayonne, New Jersey facility are represented by Local 8-406 of the Oil, Chemical and Atomic Workers International Union under a contract expiring September 17, 2001; the hourly plant employees at the Carlstadt, New Jersey plant are represented by the Amalgamated Industrial Union of East Orange, New Jersey under a contract expiring November 30, 2000; and the hourly plant employees at the Harriman, New York facility are represented by Local 810 of the International Brotherhood of Teamsters under a contract expiring June 30, 1998. Nordic and Profarmaco production, administration, scientific and technical employees are represented by various local and national unions. The contracts with these unions expire at various times through December 31, 1998. The Company believes its labor relations are satisfactory, and will begin negotiations for the renewal of contracts expiring in 1998.

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

EXPORT AND INTERNATIONAL SALES

     The Company exports numerous products to various areas, principally Western Europe, Asia and Latin America. Export sales from the Company's domestic operations in 1997, 1996 and 1995 amounted to $48,852, $50,243, and $50,608, respectively. Sales from international operations were $152,079 in 1997, $151,466 in 1996 and $144,883 in 1995. Refer to Note #19 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

---------------

(dollars in thousands, except share data)

ITEM 2 -- PROPERTIES.

     Set forth below is information relating to the Company's manufacturing facilities:

                                    OPERATING
       LOCATION          ACREAGE    SUBSIDIARY            PRODUCT LINES MANUFACTURED
       --------         ---------  ------------           --------------------------
Bayonne, NJ               8 acres  CasChem       Pharmaceutical intermediates; Performance
                                                 enhancers; Polymer systems
Carlstadt, NJ             3 acres  Cosan         Performance enhancers; Polymer systems
Harriman, NY             29 acres  Nepera        Pharmaceutical intermediates; Organic
                                                 intermediates; Performance enhancers
Delaware Water Gap, PA   12 acres  Heico         Active pharmaceutical ingredients;
                                                 Pharmaceutical intermediates; Performance
                                                 enhancers; Polymer systems
North Haven, CT           4 acres  Humphrey      Pharmaceutical intermediates; Performance
                                                 enhancers
Charles City, IA         57 acres  Salsbury      Active pharmaceutical ingredients;
                                                 Pharmaceutical intermediates; Organic
                                                 intermediates; Performance enhancers
Zeeland, MI              14 acres  Zeeland       Pharmaceutical intermediates; Performance
                                                 enhancers
Walkersville, MD        116 acres  BioWhittaker  Biotechnology
Middlesbrough, England   12 acres  Seal Sands    Pharmaceutical intermediates; Organic
                                                 intermediates; Performance enhancers;
                                                 Polymer systems
Karlskoga, Sweden        42 acres  Nordic        Active pharmaceutical ingredients;
                                                 Pharmaceutical intermediates; Organic
                                                 intermediates; Performance enhancers
Paullo (Milan), Italy    13 acres  Profarmaco    Active pharmaceutical ingredients

     The Company owns all the above facilities and properties, with the exception of the twelve acre tract it leases in Middlesbrough, England. In addition, the Company owns thirty-one acres of undeveloped land adjacent to the North Haven facility, one hundred and three acres of undeveloped land adjacent to the Harriman facility, sixty-six acres of undeveloped land adjacent to the Zeeland facility and eighty-one acres used as grazing fields for the Company's animals in Walkersville, Maryland. The Company believes its facilities to be in good condition, well maintained and adequate for its current needs.

     Most of the Company's products are manufactured in multi-purpose facilities. Each product has a unique requirement for equipment, and occupies such equipment for varying amounts of time. This, combined with the variations in demand for individual products, makes it difficult to estimate actual overall capacity subject to regulatory approval. It is generally possible to transfer the manufacturing of a particular product to another facility should capacity constraints dictate. However, the Company's pyridine and arsenical feed additive product groups are each manufactured at a single facility, and production of such products would not be transferable to another site.

     The Company plans to continue to expand capacity to meet growing needs by process improvements and construction of new facilities where needed.

ITEM 3 -- LEGAL PROCEEDINGS.

     See "Environmental and Safety Regulations and Proceedings" under Item 1 hereof with respect to various proceedings involving the Company in connection with environmental matters. The Company is party to a number of other proceedings. Management is of the opinion that while the ultimate liability resulting from those proceedings, as well as environmental matters, may have a material effect upon the results of operations

---------------

(dollars in thousands, except share data) in any given year, they will not have a material adverse effect upon the Company's liquidity nor its financial position.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 10 -- EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table lists the executive officers of the Company and the chief operating officers of the Company's operating subsidiaries:

                NAME                   AGE                    OFFICE(1)
                ----                   ---                    ---------
James A. Mack........................  60     President and Chief Executive Officer
Peter Tracey.........................  56     Executive Vice President-Corporate
                                              Development
Douglas H. MacMillan.................  51     Vice President, Chief Financial Officer
Peter E. Thauer......................  58     Vice President-Law & Environment, General
                                              Counsel & Corporate Secretary
Steven M. Klosk......................  40     Executive Vice President-Administration
Claes Glassell.......................  46     Vice President-Cambrex, President,
                                              International
Salvatore J. Guccione................  35     Vice President-Corporate Development
Ronnie D. Carroll....................  57     Vice President-Technology
Rudi E. Moerck.......................  51     President of Salsbury Chemicals, Inc.,
                                              President of Fine Chemicals Group
John J. Stanulonis...................  51     Vice President and General Manager of
                                              Heico Chemicals, Inc. and The Humphrey
                                              Chemical Company, Inc.
Thomas N. Bird.......................  53     President of Nepera, Inc.
Robert M. Parlman....................  47     Vice President and General Manager of
                                              Zeeland Chemicals, Inc.
John V. Van Hulle....................  40     President of CasChem, Inc. and Cosan
                                              Chemical Corporation, President of the
                                              Specialty Chemicals Group
Noel L. Buterbaugh...................  65     President of BioWhittaker, Inc.
Cyril C. Baldwin, Jr.................  70     Chairman of the Board

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

---------------

(dollars in thousands, except share data)

     Mr. Tracey announced his retirement effective December 31, 1997, and now serves as an advisor to the CEO. Mr. Tracey was appointed Executive Vice President-Corporate Development in April 1997. Mr. Tracey was appointed Executive Vice President and Chief Financial Officer in November 1994. Mr. Tracey joined the Company in November 1990 as Vice President and Chief Financial Officer. For three years prior to joining Cambrex, he was Vice President-Finance and Chief Financial Officer for Joyce International Inc., a manufacturer of office products. From 1986 to 1987, he was Vice President-Finance and Chief Financial Officer for Robotic Vision Systems, Inc., a manufacturer of industrial automation systems. Prior to 1986, Mr. Tracey was a principal in the firm of Sirius Management Consultants.

     Mr. MacMillan was appointed Vice President and Chief Financial Officer in April 1997. He was most recently Vice President, Chief Financial Officer for Morgan Products, Ltd., a manufacturer and distributor of building products traded on the New York Stock Exchange. Prior to his work with Morgan Products, he was Chief Financial Officer of Varlen Corporation, a manufacturer of petroleum analysis and automotive and scientific instruments.

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

     Mr. Klosk was appointed Executive Vice President-Administration in October 1996. Mr. Klosk joined the Company in October 1992 as Vice President, Administration. From February 1988 until he joined Cambrex, he was Vice President, Administration and Corporate Secretary for The Genlyte Group, Inc., a lighting fixture manufacturer. From 1985 to January 1988, he was Vice President, Administration for Lightolier, Inc., a subsidiary of The Genlyte Group, Inc.

     Mr. Glassell was appointed President, International in November 1997. Mr. Glassell was appointed Vice President of Cambrex in November 1994. As Managing Director and President of Cambrex Limited, he is responsible for Cambrex's European operations. After extensive management experience at Nordic and Profarmaco, he joined Cambrex as a result of the 1994 acquisition of Nordic and Profarmaco. In 1989, he joined Nordic as President and CEO for Nordic's Chemistry Business. From 1986 to 1989, he worked for the agricultural division of Berol Europe Ltd.

     Mr. Guccione joined the Company in December 1995 as Vice
President-Corporate Development. Prior to joining the Company, from 1993 to 1995, he held the position of Vice President and General Manager of the International Specialty Products (ISP) Personal Care Division. He also served as Director of Corporate Development for ISP.

     Dr. Carroll joined the Company in September 1997 as Vice
President-Technology. Mr. Carroll had been with Bristol-Myers Squibb for 14 years, most recently as Vice President, Chemical Development for Bristol-Myers Squibb Technical Operations. Prior to working for Bristol-Myers Squibb, Dr. Carroll was with Pfizer, Inc. in Groton, CT.

     Dr. Moerck was appointed President of the Fine Chemicals Group in November 1997. Mr. Moerck joined the Company in September 1996 as President of Salsbury Chemicals, Inc. From 1994 to 1996 he held executive positions with Harris Specialty Chemicals. From 1990 to 1994 he was Vice President, Marketing, Sales and Applied Research with Troy Corporation. From 1979 to 1990 he held various managerial positions with Degussa Corporation.

     Dr. Stanulonis joined the Company in April 1996 as Vice President and General Manager of Heico Chemicals, Inc. and The Humphrey Chemical Company. From 1995 until he joined Cambrex, he was Vice President, Marketing for Novan International, Inc. From 1988 to 1994 he was General Manager of CWM

---------------

(dollars in thousands, except share data)

Chemicals Services, Inc., and from 1980 to 1987 he held various management positions with Harshaw/Filtrol Partnership.

     Mr. Bird joined the Company in June 1997, as President of Nepera, Inc. Mr. Bird was previously President of the consulting firm of Bavier, Bulgar and Goodyear since 1994. Prior to that, Mr. Bird maintained various vice presidential positions with Commercial Intertech Corporation in their Fluid Purification Group.

     Dr. Parlman joined the Company as Vice President and General Manager of Zeeland Chemicals, Inc. in March 1994. Prior to such time, he was Vice President and General Manager of the Tretolite Division of Petrolite. Dr. Parlman has extensive experience in market development and research and development.

     Mr. Van Hulle was appointed President of the Specialty Chemicals Group in November 1997. Mr. Van Hulle was appointed President of CasChem, Inc. and Cosan Chemical Corporation in December 1994. He joined CasChem in July 1994 as Executive Vice President. For more than five years prior thereto he was General Manager of the Fine Chemicals Group for General Chemical Corporation, and had extensive experience with Air Products & Chemicals, Inc.

     Mr. Buterbaugh has been with the Company since October 1997 and has been President of BioWhittaker since 1979 and CEO since 1992. Mr. Buterbaugh has had extensive experience in the biotechnology industry, as well as managing at a New York Stock Exchange company and overseeing several acquisitions and divestitures.

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

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since November 15, 1990, the Company's Common Stock, $.10 par value, has been traded on the American Stock Exchange (AMEX) under the symbol CBM. The Common Stock previously had been quoted on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System. Effective March 5, 1998 the Company will be listed on the New York Stock Exchange (NYSE), continuing under the symbol CBM. The following table sets forth the closing high and low sales prices of the Common Stock as reported on AMEX:

                                                           HIGH        LOW
                                                           ----        ----
1997
First Quarter............................................  $38 1/8     $32
Second Quarter...........................................   39 3/4      32 7/8
Third Quarter............................................   52 7/16     39 5/8
Fourth Quarter...........................................   49 3/4      43 5/8

---------------

(dollars in thousands, except share data)

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

     As of March 13, 1998, the Company estimates that there were approximately 2,410 beneficial holders of the outstanding Common Stock of the Company.

     The quarterly dividend on common stock was $.05 per share for 1997 and 1996.

ITEM 6 -- SELECTED FINANCIAL DATA.

     The following selected consolidated financial data of the Company for each of the years in the five year period ended December 31, 1997 are derived from the audited financial statements. The consolidated financial statements of the Company as of December 31, 1997 and December 31, 1996 and for each of the years in the three year period ended December 31, 1997 and the accountants' reports thereon are included elsewhere in this annual report. The data presented below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                       YEARS ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                      1997(1)(2)      1996        1995      1994(3)     1993(4)
                                      ----------    --------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER-SHARE DATA)
INCOME DATA:
  Gross sales.......................   $380,083     $369,479    $368,070    $249,683    $203,308
  Net revenues......................    374,215      359,385     357,176     241,634     197,203
  Gross profit......................    113,962      101,336      99,780      57,881      51,778
  Selling, general and
     administrative.................     52,688       45,879      47,751      31,216      29,286
  Research and development..........     10,600        9,183       7,526       5,689       5,843
  Non-recurring in-process R&D
     charge.........................     14,000           --          --          --          --
  Operating profit..................     36,674       46,274      44,503      20,976      16,649
  Interest expense, net.............      5,330        5,799      10,508       4,581       2,771
  Other (income) expense, net.......     (1,263)        (194)      2,779        (497)        446
  Income before taxes...............     32,607       40,669      31,216      16,892      13,412
  Net income........................     17,776       28,225      19,670      11,126       8,641
EARNINGS PER SHARE DATA*:
  Earnings per common share and
     common share equivalents:
     Basic..........................   $   1.50     $   2.43    $   2.06    $   1.41    $   1.16
     Diluted........................   $   1.46     $   2.37    $   1.96    $   1.31    $   1.11
  Weighted average shares
     outstanding:
     Basic..........................     11,814       11,608       9,539       7,875       7,442
     Diluted........................     12,210       11,896      10,053       8,511       7,923
DIVIDENDS PER COMMON SHARE*.........   $   0.20     $   0.17    $   0.13    $   0.13    $   0.13

---------------

(dollars in thousands, except share data)

                                                       YEARS ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                      1997(1)(2)      1996        1995      1994(3)     1993(4)
                                      ----------    --------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER-SHARE DATA)
BALANCE SHEET DATA:
  (at end of period)
  Working capital...................   $116,743     $ 62,912    $ 69,865    $ 19,925    $ 38,497
  Total assets......................    552,426      404,444     402,553     360,477     166,845
  Long-term obligations.............    194,325       60,152      99,643     115,975      36,261
  Total stockholders' equity........    225,954      229,045     189,484     101,966      87,569

---------------

(1) Includes the results of BioWhittaker, Inc. from the date of acquisition effective October, 1997.

(2) Includes the non-recurring charge for in-process research and development associated with the acquisition of BioWhittaker.

(3) Includes the results of Seal Sands, Nordic and Profarmaco from their respective dates of acquisition, January 31, 1994 and October 12, 1994, through December 31, 1994.

(4) Includes the results of Viscosity Oil's fiber optic gel business from March 12, 1993, the date of acquisition, through December 31, 1993.

  * Share and per share data reflect adjustments for a three-for-two stock split in the form of a 50% stock dividend paid in July, 1996. All earnings per share calculations reflect the adoption of SFAS No. 128, "Earnings per Share."

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the selected consolidated financial information as a percentage of gross sales.

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
Gross sales................................     100.0%      100.0%      100.0%
Net revenues...............................      98.5        97.3        97.0
Gross profit...............................      30.0        27.4        27.1
Selling, general and administrative........      13.9        12.4        13.0
Research and development...................       2.8         2.5         2.0
Non-recurring in-process R&D charge........       3.6          --          --
Operating profit...........................       9.6        12.5        12.1
Interest expense...........................       1.4         1.6         2.9
Other (income) expense, net................      (0.3)       (0.1)        0.8
Net income.................................       4.7         7.6         5.3

     The Company's product mix has changed over the periods indicated, principally due to the BioWhittaker acquisition and management's continued focus on higher value pharmaceutical products. The following tables show the gross sales of the Company's six product categories, in dollars and as a percentage of the Company's total gross sales for the years ended December 31, 1997, 1996 and 1995, as well as the gross profit by product category for 1997, 1996 and 1995.

---------------

(dollars in thousands, except share data)

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
GROSS SALES
Biotechnology..............................  $ 13,577    $     --    $     --
Active Pharmaceutical Ingredients..........   103,962      97,582      96,827
Pharmaceutical Intermediates...............    74,694      71,202      69,097
Organic Intermediates......................    70,771      73,049      77,792
Performance Enhancers......................    70,549      75,632      69,973
Polymer Systems............................    46,530      52,014      54,381
                                             --------    --------    --------
  Total Gross Sales........................  $380,083    $369,479    $368,070
                                             ========    ========    ========
  Total Net Revenues.......................  $374,215    $359,385    $357,176
                                             ========    ========    ========
  Total Gross Profit.......................  $113,962    $101,336    $ 99,780
                                             ========    ========    ========

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                1997        1996        1995
                                                -----       -----       -----
GROSS SALES DISTRIBUTION
Biotechnology..............................       3.5%         --%         --%
Active Pharmaceutical Ingredients..........      27.3        26.4        26.3
Pharmaceutical Intermediates...............      19.7        19.3        18.8
Organic Intermediates......................      18.6        19.8        21.1
Performance Enhancers......................      18.7        20.5        19.0
Polymer Systems............................      12.2        14.0        14.8
                                                -----       -----       -----
                                                100.0%      100.0%      100.0%
                                                =====       =====       =====

            1997-1996 GROSS SALES & GROSS PROFIT BY PRODUCT CATEGORY

                                                             1997
                                               --------------------------------
                                                GROSS       GROSS       GROSS
                                                SALES      PROFIT $    PROFIT %
                                               --------    --------    --------
Biotechnology................................  $ 13,577    $  6,696      49.3%
Active Pharmaceutical Ingredients............   103,962      42,794      41.2%
Pharmaceutical Intermediates.................    74,694      18,761      25.1%
Organic Intermediates........................    70,771      10,362      14.6%
Performance Enhancers........................    70,549      20,238      28.7%
Polymer Systems..............................    46,530      15,111      32.5%
                                               --------    --------      ----
                                               $380,083    $113,962      30.0%
                                               ========    ========      ====

                                                             1996
                                               --------------------------------
                                                GROSS       GROSS       GROSS
                                                SALES      PROFIT $    PROFIT %
                                               --------    --------    --------
Biotechnology................................  $     --    $     --        --%
Active Pharmaceutical Ingredients............    97,582      32,063      32.9%
Pharmaceutical Intermediates.................    71,202      15,824      22.2%
Organic Intermediates........................    73,049      15,046      20.6%
Performance Enhancers........................    75,632      24,066      31.8%
Polymer Systems..............................    52,014      14,337      27.6%
                                               --------    --------      ----
                                               $369,479    $101,336      27.4%
                                               ========    ========      ====

---------------

(dollars in thousands, except share data)

1997 COMPARED TO 1996

     Gross sales in 1997 were $10,604 above 1996. Increases in active pharmaceutical ingredients and pharmaceutical intermediates were offset by lower sales in our organic intermediates, performance enhancers, and polymer systems product categories. Biotechnology sales (from the acquisition of BioWhittaker in the fourth quarter 1997) were $13,577.

     The effect of foreign currency exchange rates on gross sales for the year resulted in a reduction in sales of $8,551 compared to 1996. Gross sales for 1997 would have been $388,634 using 1996 exchange rates compared to 1996 sales of $369,479.

     BIOTECHNOLOGY sales of $13,577 are from BioWhittaker since the date of acquisition. Their products include cell culture and endotoxin detection products.

     ACTIVE PHARMACEUTICAL INGREDIENTS of $103,962 were $6,380 (7%) above 1996. Increases in the gastrointestinal products of $3,229, endocrine of $2,576, cardiovascular product group of $1,985 and central nervous system of $1,825 more than offset decreases in respiratory of $1,748 and the other active ingredients of $1,487.

     Gastrointestinal active ingredients were $34,732, an increase of $3,229 (10%) from 1996. This increase is mainly attributable to the introduction of a new generic product in the Japanese market used as an anti-ulcerative, which resulted in new product sales of $6,264 in 1997.

     Cardiovascular active ingredients were $23,791, an increase of $1,985 (9%) from 1996. The key products in this total included Diltiazem Hcl, Amiodarone Hcl, Isosorbide-5-mononitrate, Sotalol Hcl and Acebutolol Hcl. The increase is mainly due to the sales of Isosorbide-5-mononitrate, used as a vasodilator in pretreatments, which had strong volume growth in 1997.

     Respiratory actives were $7,661, a decrease of $1,748 (19%) from 1996. The key product in this category is Cromoglycate sodium, which, after very high 1996 levels, decreased to historical sales levels.

     Central nervous system active ingredients of $10,634 were $1,825 (21%) above 1996. Increases occurred in several of the 23 products making up this group.

     Endocrine actives were $10,014, a $2,576 (35%) increase from 1996, as a result of a favorable mix of products and customers.

     Other active ingredients were $17,130, a decrease of $1,487 (8%) from 1996, and included items for anti-inflammatory, diuretics, anti-infective, immunology and various other uses. Sales of ketoprofen (a generic anti-inflammatory) decreased $1,058 due to lower volume development as the result of price pressure.

     PHARMACEUTICAL INTERMEDIATES of $74,694 were $3,492 above 1996 (5%). Other pharmaceutical intermediates increased $4,695, cosmetic products increased $2,207, and health products increased $1,266, offsetting the decreases in X-Ray Media of $4,676.

     Health products of $20,814 increased by $1,266 (6%) from 1996 in various products, including a modifier for food starch and another intermediate for a new molecular compound in cooperation with a major ethical pharmaceutical company.

     X-ray Media products, which include 5 NIPA compounds, of $16,876 decreased $4,676 (22%) due to a major customer changing their formulation and thus reduced demand in 1997. The customer has switched to another x-ray media product that the Company also manufactures.

     Cosmetic products of $8,816 were $2,207 (33%) above 1996 due to higher sales of several smaller products manufactured and sold to the European market.

---------------

(dollars in thousands, except share data)

     Other Pharmaceutical Intermediates of $28,188 increased $4,695 (20%) due to the effect of sales of an advanced intermediate of a new protease inhibitor for AIDS treatment, and the manufacture of Amino-pyridine used in a variety of pharmaceutical products.

     ORGANIC INTERMEDIATES of $70,771 were $2,278 below 1996 (3%). The Crop Protection category decreased $1,501 and pigments decreased $522. Feed Additives was at the same level as 1996.

     Feed additives of $29,634 were consistent with 1996 levels. The decision to exit a low margin poultry feed additive was offset by increased feed grade Vitamin B3 sales.

     Crop protection intermediates of $30,170 decreased $1,501 (5%) from 1996. The decrease was due to the unusual amount of a pyridine derivative used in the manufacture of herbicides shipped in 1996 under a renegotiated contract. The shipments in 1997 returned to normal levels. Pyridine, which is the largest product in crop protection, was at 1996 levels.

     Pigments intermediates of $10,967 decreased $522 (5%) from 1996. Continued gain in market share of PNBA, a pigment used in dyes and UV protection agents, was offset by reduced demand for 4,3-CNBA, used in dyestuffs and pigments for pharmaceuticals, whose main customer for this product changed supplier and is now sourcing from the Far East.

     PERFORMANCE ENHANCERS of $70,549 were $5,083 below 1996 (7%). Specialty additives decreased $4,712 and photographic products decreased $2,162. Polymer products increased $580 from 1996, Catalysts increased $157 and fuel/oil products increased $1,054.

     Specialty additives of $18,158 decreased $4,712 (21%) from 1996. The key decrease was due to pyridine derivatives returning to pre-1996 sales as the result of decreased demand in the Asian market.

     Polymer products of $16,664 increased $580 (4%) over 1996. The increase was due to a wider usage of a crosslinking agent to improve the performance of polycarbonate resins by a major customer, as well as to increases in antioxidants with continued growth in the U.S. markets.

     Photographic products of $10,164 decreased $2,162 (18%) from 1996 due to the expected reduction in volume by one-half of normal levels from a customer.

     Fuel/oil products of $9,572 increased $1,053 (12%) from 1996. The increase was in castor based products used in various lubricating applications and increased sales of K-12, used as a hardener for epoxy resins and an additive to lubricating oils.

     POLYMER SYSTEMS of $46,530 were $5,484 below 1996 (11%). All product categories decreased with telecommunications $665, coatings $1,217, engineering plastics $2,000, and biomedicals down $1,602.

     Telecommunications of $18,144 decreased $665 (4%) from 1996 primarily as a result of a major customer's decision to change their specification of an encapsulant product. The Company also makes the new product, but it took some time for customers to reduce existing inventories.

     Coatings of $17,921 decreased $1,217 (6%) from 1996 due to reduced sales of low margin castor based products as a result of management's decision to focus on higher margin products.

     Biomedicals of $4,286 decreased $1,602 (27%) from 1996 due to a management decision to eliminate products not meeting gross margin goals.

     Engineering plastics of $6,179 decreased $2,000 (24%) from 1996 due to a major customer losing to a competitor their largest market of a product used in producing high performance plastics mainly used in the electronics industry.

     Export sales from U.S. businesses were at $48,852 compared with $50,243 in 1996. International sales, comprised of all sales from our operations in Europe, totaled $152,079 as compared with $151,466 in 1996.

---------------

(dollars in thousands, except share data)

     Total gross profit in 1997 increased to $113,962, resulting in a higher gross margin percentage of 30.0% of gross sales compared with 27.4% in 1996. The gross margin increase was due to an improved product mix of sales to include higher pharmaceutical actives and intermediates, production efficiencies, and increased plant throughput, in line with management's continued focus on higher performing, more profitable product lines. Excluding the BioWhittaker acquisition, the gross margin would have been 29.3%.

     Selling, general and administrative expenses as a percentage of gross sales were 13.8% in 1997, up from 12.4% in 1996. The 1997 expense of $52,688 was
$6,809 (15%) above 1996 primarily due to addition of BioWhittaker in the fourth quarter 1997 and incremental expenses associated with tax planning strategies. Expenses were reduced by a $2,400 recovery of previously incurred environmental costs as a result of a settlement with a prior owner of one of the Company's operating facilities.

     The Company conducts periodic reviews of its environmental and litigation matters, prepares estimates of the range of potential future costs of each matter wherever possible, and adjusts the accruals for environmental contingencies as circumstances warrant. No adjustments were made to this reserve in 1997.

     Research and development expenses of $10,600 were 2.8% of gross sales in 1997, and represented a 15% increase from 1996. A portion of this increase was due to costs associated with the Albany Molecular contract and the addition of BioWhittaker.

     As previously announced in November 1997, Cambrex recorded a charge of $14,000 in the fourth quarter 1997 for the value of in-process research and development at the time of the acquisition of BioWhittaker, Inc. which was completed on October 3, 1997. This charge, which is consistent with pharmaceutical industry practice, reflects the recognition of the value of the continuing efforts to develop new products in the biotechnology marketplace. These research and development projects were not commercially viable and had no alternative future use at the date of acquisition. Management intends to continue funding these projects, which will permit BioWhittaker to maintain its market leadership position.

     The operating profit in 1997 was $36,674, including the non-recurring charge for in-process research and development of $14,000, versus $46,274 in 1996. Excluding the charge, operating profit would have been $50,674.

     Net interest expense of $5,330 in 1997 reflected a decrease of $469 (8%) from 1996. The decrease was due to an average interest rate in 1997 of 6.84% compared to 7.4% in 1996 offset by the additional borrowings used to finance the BioWhittaker acquisition combined with an increase in the average outstanding debt.

     Other income in 1997 was $1,263 compared with $194 in 1996. Other income included a gain of $954 on the settlement of an intercompany foreign denominated loan. Additionally, 1997 other income included the final resolution and receipt of the settlement proceeds due from the 1996 premature termination of a contract by the customer of $766, offset by a charge of $507 for the settlement of a legal matter reached during the year.

     The provision for income taxes for 1997 resulted in an effective rate of 45.5%, which includes the $14,000 non-recurring charge for in-process research and development, versus 30.6% in 1996. The effective tax rate in 1997 would have been 31.8% excluding the $14,000 charge, which is not deductible for tax purposes. The 1997 effective tax rate is the result of continued tax planning efforts to minimize the impact of foreign taxes. In 1996, the Company recorded a $1,500 reversal of tax reserves as a result of a settlement with the Internal Revenue Service related to audits for the years 1988 through 1991.

     The Company's net income in 1997 was $17,776, including $14,000 for the non-recurring charge for in-process research and development, compared to $28,225 in 1996. Excluding this charge, net income in 1997 would have been $31,776.

---------------

(dollars in thousands, except share data)

1996 COMPARED TO 1995

     Gross sales in 1996 were at the same level as 1995. Increases in performance enhancers and pharmaceutical intermediates were offset by lower sales in our organic intermediates and polymer systems product categories. Active pharmaceutical ingredients were at the same level as 1995.

     ACTIVE PHARMACEUTICAL INGREDIENTS of $97,582 were at the same level as 1995. Increases in the cardiovascular product group of $1,577 and respiratory bulk actives of $2,458 offset decreases in gesture-intestinal of $425, anti-inflammatory bulk actives of $377 and the other bulk actives of $2,384.

     Gastro-intestinal active ingredients were $31,503, a decrease of $425 (1%) from 1995. This decrease is mainly attributable to Sulfasalazine/Mesalamine, used to treat ulcerative colitis, as a major customer had high inventories in the last quarter of 1995 and did not reorder until the second quarter 1996.

     Cardiovascular active ingredients were $21,806, an increase of $1,577 (8%) from 1995. The key products in this total included Diltiazem Hcl, Amiodarone Hcl, Isosorbide-5-mononitrate, Sotalol Hcl and Acebutolol Hcl. The increase is mainly due to the sales of Amiodarone Hcl, used as an anti-arithmic, in new countries as well as to new customers in 1996.

     Respiratory actives were $9,409, an increase of $2,458 (35%) from 1995. The key product in this category is Cromoglycate sodium which had increased 66% due to increased demand in U.S. markets.

     Central nervous system active ingredients of $8,809 were at the same level as 1995, and included Bromazepan, Alprazolam and Lorazepam among 19 products.

     Anti-inflammatory active ingredients were $7,966, a $377 (5%) decrease from 1995. Included among 12 products are Ketoprofen, Magnesium Salicyliate (for backache formulas) and Naproxen sodium.

     Other active ingredients were $18,089, a decrease of $2,384 (12%) from 1995, and included items for endocrine, diuretics, anti-infective, immunology and various other uses. One product decreased $1,132 due to a lack of availability of raw materials for production in 1996, but is expected to return to 1995 levels in 1997.

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

     Other Pharmaceutical Intermediates of $23,493 decreased $818 (3%) due to the effect of the loss of the PMPA contract and reduced demand for dextromethorphan intermediates (used in over-the-counter cough suppressants), offset by the initial sales of an advanced intermediate of a new protease inhibitor for AIDS treatment.

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

---------------

(dollars in thousands, except share data)

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

     Export sales from U.S. businesses were at $50,243 compared with $50,608 in 1995. International sales, comprised of all sales from our operations in Europe, totaled $151,466 as compared with $144,883 in 1995.

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

---------------

(dollars in thousands, except share data)

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

1995 COMPARED TO 1994

     Gross sales in 1995 increased $118,387 (48%) over 1994. Increases occurred in all phases of the business with key increases in active pharmaceutical ingredients which added $73,053 and pharmaceutical intermediates $20,236.

     ACTIVE PHARMACEUTICAL INGREDIENTS of $96,827 were $73,053 above 1994. Nordic/Profarmaco increased $72,869. The sales of Magnesium Salicyliate (the active ingredient in backache formulas) accounted for the rest of the increase $416.

     Gastro-intestinal active ingredients were $31,928. This category is mainly Sulfasalazine/Mesalamine, made in bulk in the U.S. and at Nordic, which are used to treat ulcerative colitis.

     Cardiovascular active ingredients were $20,229. The key products in this total included Diltiazem Hcl, Isosorbide-5-mononitrate, Sotalol Hcl and Acebutolol Hcl.

     Endocrine active ingredients were $8,919 and included two key items -- Glipizide and Clormadinone.

     Central nervous system active ingredients were $8,903 and included Bromazepam and Lorazepam among 20 products.

     Anti-inflammatory active ingredients were $8,343 and include among 15 products, Ketoprofen, Magensium Salicyliate (for backache formulas) and Pranoprofen.

     Other active ingredients were $18,505 and included items for respiratory system, diuretics, anti-infective, immunology and various other uses. All had higher sales than 1994 due to the Nordic/Profarmaco acquisition.

---------------

(dollars in thousands, except share data)

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

---------------

(dollars in thousands, except share data)

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow from operations was $52,579 for the year ended December 31, 1997 compared with $66,785 in 1996. The decrease in cash flow is primarily due to increased inventories, as well as decreased income taxes payable due to the timing of foreign tax payments, and payments made during 1997 for the favorable settlement reached with the Internal Revenue Service at the end of 1996.

---------------

(dollars in thousands, except share data)

     Capital expenditures were $35,935 in 1997, $32,396 in 1996, and $46,398 in 1995. The largest expenditures in 1997 were for new business projects including the construction of pilot plants at Salsbury Chemicals and Zeeland Chemicals which incorporate cGMP capabilities. These facilities have begun actual production in the fourth quarter of 1997. Other expenditures were mostly for plant upgrades, including additional batch still capabilities at our Harriman facility.

     On September 16, 1997, the Company entered into a new five year Credit Agreement (the "Agreement") with a bank group headed by The Chase Manhattan Bank as Administrative Agent and The First National Bank of Chicago as Documentation Agent. The bank group has a total of 13 domestic banks and 7 international banks. The Agreement provides the Company with a $400,000 borrowing facility. The new Agreement replaces the previously existing Revolving Credit Agreement with NBD Bank, N.A.

     The Company has pledged 66% of the common stock of the Company's foreign subsidiaries as collateral. The Agreement permits the Company to choose between various interest rate options. Under the Agreement, the interest rate options available to the Company are: (a) U.S. Prime rate or (b) LIBOR plus the applicable margin (ranging from .225% of 1% to .5% of 1%) or (c) Competitive Bid at a LIBOR Rate Borrowing or a Fixed Rate Borrowing to be determined by auction. The applicable margin is adjusted based upon the Funded Indebtedness to Cash Flow Ratio of the Company. Additionally, the Company pays a commitment fee of between .15% to .25% on the entire portion of the Agreement.

     On September 18, 1997, the Company utilized $60,000 of the Agreement in order to repay the then outstanding balance under the previously existing Revolving Credit Agreement. On September 30, 1997, the Company borrowed $126,000 to finance the acquisition of the outstanding common stock of BioWhittaker. Of this amount, $116,000 was utilized on September 30, 1997 to acquire the 93% of BioWhittaker shares which had been tendered at that date. The Company subsequently utilized the remaining portion to finance the acquisition of the remaining 7% of BioWhittaker on October 3, 1997.

     The undrawn borrowing availability under the Agreement as of December 31, 1997 was $207,400. There is $192,600 outstanding as of December 31, 1997. Management is of the opinion that these amounts, together with cash flows from operations, are adequate for meeting the company's operating, financing and capital requirements.

     On July 24, 1995, the Company raised $62,572 in a public offering, which was used to pay down outstanding debt ($50,000 short-term bridge loan, $12,572 long-term) under the old credit agreement.

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

     The Company buys materials and sells products in a variety of currencies in various parts of the world. Its results are therefore impacted by changes in the relative value of currencies in which it deals. Prior to the acquisition of Nordic and Profarmaco in October, 1994, this risk was not considered to be significant and the Company had no program to mitigate foreign currency risk.

     The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by our foreign operations which are primarily denominated in the U.S. dollar, Deutsche mark and British pound sterling. The Company currently uses foreign currency forward exchange and has used put and call option contracts in the past to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The notional amount of these contracts is $42,829 which the Company estimates to be approximately 56% of the foreign currency exposure during the period covered resulting in a deferred currency loss of $122 at December 31, 1997. An additional $3,597 of the foreign currency exposure is protected through export financing.

---------------

(dollars in thousands, except share data)

ENVIRONMENTAL

     The Company maintains environmental and industrial safety and health compliance programs at its plants, and believes that its manufacturing operations are in general compliance with all applicable safety, health and environmental laws.

     Through the activities of its predecessors and third parties in connection with the handling and disposal of hazardous and other wastes, the Company may become liable, irrespective of fault, for certain site remediation costs under federal and state environmental statutes. Descriptions of such environmentally related contingencies are presented in Note #21 to the consolidated financial statements and incorporated herein by reference.

     During January 1997, an opinion was rendered against Cosan Chemical Corporation (a subsidiary of Cambrex) by the United States District Court of New Jersey in a matter that has been pending since 1991. The opinion addressed Cosan's liability for contamination at a site in Clifton, New Jersey which was previously owned and operated by Cosan. In the opinion, Cosan was found liable for past remediation costs in the amount of approximately $800 plus prejudgment interest on such costs. Additionally, Cosan was found primarily responsible for the future remediation costs for the site. The judge also awarded treble damages on the past costs, prejudgment interest and future costs. To avoid treble damages for future costs, Cosan entered into an Administrative Consent Order with the State to perform a major portion of the future remediation at the site. During 1997, the judge reversed the decision regarding prejudgment interest. Also, during 1997, both Cosan and the plaintiffs appealed various aspects of the decision. In January 1998, the appeals were heard before the United States Court of Appeals for the Third Circuit. A decision has not been rendered. The estimated range of costs for this case have been considered in the Company's reserve assessment.

     During November 1997, a settlement was reached between Nepera, Inc. (a subsidiary of the Company), a former owner of the Nepera facility and the original owner of the facility pertaining to past and future costs of remediating two sites. Under the terms of the settlement, the original site owner has placed in escrow approximately $13,000 to provide for past and future remediation costs at the two sites in exchange for a release from the requirement to clean up the two sites. After certain administrative proceedings, the funds will be placed in a Trust for the benefit of remediating the two sites on behalf of Nepera and the other former site owner. As permitted under the terms of the agreement, Nepera is eligible to recover and has sought to recover $2,400 of past costs from this settlement which was recognized in the results of operations and a receivable for this amount in the 1997 financial statements. The remaining funds available from this settlement should be sufficient to provide for the future remediation costs for these two sites based upon current estimates of such costs.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

---------------

(dollars in thousands, except share data)

     Statement of Financial Accounting Standards No. 132 "Employers' Disclosures About Pensions and Other Postretirement Benefits" changes current financial statement disclosure requirements from those that were required under Financial Accounting Standard No. 87, "Employers' Accounting for Pensions," Financial Accounting Standard No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefit Other Pensions." The Company is required to adopt this standard in 1998 and is currently evaluating this standard.

     The Company is in the process of implementing new information and transaction systems which are year 2000 compliant. The implementation at all current Company sites is anticipated to be completed by the end of 1998.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

                                                                 PAGE NUMBER
                                                              (IN THIS REPORT)
                                                              -----------------
Report of Independent Accountants...........................         28
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................         29
Consolidated Income Statements for the Years Ended December
  31, 1997,
     1996 and 1995..........................................         36
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1997, 1996 and 1995..............         31
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995..........................         32
Notes to Consolidated Financial Statements..................         33
Consolidated Quarterly Financial Data (unaudited) for the
  Years Ended December 31, 1997 and 1996....................         58

     The consolidated financial statements and financial statement schedule are filed pursuant to Item 14 of this report.

---------------

(dollars in thousands, except share data)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Cambrex Corporation:

     We have audited the accompanying consolidated balance sheets of Cambrex Corporation and Subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows and the consolidated financial statement schedule for each of the three years in the period ended December 31, 1997, as listed in Item 14(a) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambrex Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                        COOPERS & LYBRAND L.L.P.

Parsippany, New Jersey
January 16, 1998

                      CAMBREX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 21,469    $  7,353
  Receivables:
     Trade accounts, less allowance for doubtful accounts of
      $1,705 and $1,453 at respective dates.................    55,733      52,910
     Other..................................................     6,150       3,840
                                                              --------    --------
                                                                61,883      56,750
  Inventories, net..........................................    91,733      64,209
  Deferred tax assets.......................................     5,947       5,009
  Prepaid expenses and other current assets.................     3,622       3,541
                                                              --------    --------
          Total current assets..............................   184,654     136,862
Property, plant and equipment, net..........................   237,342     216,481
Intangible assets, net......................................   127,003      49,573
Other assets................................................     3,427       1,528
                                                              --------    --------
          Total assets......................................  $552,426    $404,444
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 58,471    $ 54,754
  Income taxes payable......................................     4,857       8,085
  Short-term debt...........................................     3,597       3,880
  Current portion of long-term debt.........................       986       7,231
                                                              --------    --------
          Total current liabilities.........................    67,911      73,950
Long-term debt..............................................   194,325      60,152
Deferred tax liabilities....................................    43,436      21,587
Other noncurrent liabilities................................    20,800      19,710
                                                              --------    --------
          Total liabilities.................................   326,472     175,399

Commitments and contingencies
Stockholders' equity:
  Common Stock, $.10 par value; issued 12,967,287 and
     12,769,175 shares at respective dates..................     1,295       1,275
  Additional paid-in capital................................   154,406     149,191
  Retained earnings.........................................    96,027      80,608
  Additional minimum pension liability......................        --        (553)
  Treasury stock, at cost; 1,040,561 and 1,049,895 shares at
     respective dates.......................................    (9,458)     (9,449)
  Shares held in trust, at cost; 180,277 and 132,126 shares
     at respective dates....................................    (1,275)       (718)
  Cumulative translation adjustment.........................   (15,041)      8,691
                                                              --------    --------
          Total stockholders' equity........................   225,954     229,045
                                                              --------    --------
          Total liabilities and stockholders' equity........  $552,426    $404,444
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Gross sales................................................  $380,083    $369,479    $368,070
Net revenues...............................................   374,215     359,385     357,176
  Cost of goods sold.......................................   260,253     258,049     257,396
                                                             --------    --------    --------
Gross profit...............................................   113,962     101,336      99,780
  Selling, general and administrative......................    52,688      45,879      47,751
  Research and development.................................    10,600       9,183       7,526
  Non-recurring in-process R&D charge......................    14,000          --          --
                                                             --------    --------    --------
Operating profit...........................................    36,674      46,274      44,503
Other (income) expenses
  Interest income..........................................      (238)       (353)       (638)
  Interest expense.........................................     5,568       6,152      11,146
  Other -- net.............................................    (1,263)       (194)      2,779
                                                             --------    --------    --------
Income before income taxes.................................    32,607      40,669      31,216
Provision for income taxes.................................    14,831      12,444      11,546
                                                             --------    --------    --------
Net income.................................................  $ 17,776    $ 28,225    $ 19,670
                                                             ========    ========    ========

Earnings per share of common stock and common stock
  equivalents*:
  Basic....................................................  $   1.50    $   2.43    $   2.06
  Diluted..................................................  $   1.46    $   2.37    $   1.96

Weighted average shares outstanding*:
  Basic....................................................    11,814      11,608       9,539
  Diluted..................................................    12,210      11,896      10,053

---------------

* Share and per share data reflect adjustments for a three-for-two stock split in the form of a 50% stock dividend paid in July, 1996. All earnings per share calculations reflect the adoption of SFAS No, 128, "Earnings per Share."
          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                 COMMON STOCK        NONVOTING                            ADDITIONAL
                                            ----------------------     COMMON     ADDITIONAL               MINIMUM
                                              SHARES     PAR VALUE     STOCK       PAID-IN     RETAINED    PENSION     TREASURY
                                              ISSUED      ($.10)     (PAR $.10)    CAPITAL     EARNINGS   LIABILITY     STOCK
                                            ----------   ---------   ----------   ----------   --------   ----------   --------
Balance at December 31, 1994..............   6,078,781    $  607        $ --       $ 73,673    $35,935      $  --      $(9,690)
  Net income..............................                                                      19,670
  Cash dividends at $0.13 per share.......                                                      (1,289)
  Exercise of stock options...............     392,050        39                      2,755
  Tax benefit of stock options
    exercised.............................                                            2,721
  Shares issued in public offering........   1,725,000       172                     62,400
  Additional minimum pension liability....                                                                   (750)
  Shares issued under savings plan........                                              904                                530
  Adjustment for foreign currency
    translation...........................
                                            ----------    ------        ----       --------    -------      -----      -------
Balance at December 31, 1995..............   8,195,831    $  818        $ --       $142,453    $54,316      $(750)     $(9,160)
  Net income..............................                                                      28,225
  Cash dividends at $0.17 per share.......                                                      (1,933)
  Exercise of stock options...............     334,650        33                      4,677                               (856)
  Tax benefit of stock options
    exercised.............................                                            1,406
  Reduction of additional minimum pension
    liability.............................                                                                    197
  Shares issued to Board of Directors.....                                               87                                 62
  Shares issued under savings plan........                                              992                                505
  Three-for-two stock split...............   4,238,694       424                       (424)
  Adjustment for foreign currency
    translation...........................
                                            ----------    ------        ----       --------    -------      -----      -------
Balance at December 31, 1996..............  12,769,175    $1,275        $ --       $149,191    $80,608      $(553)     $(9,449)
  Net income..............................                                                      17,776
  Cash dividends at $0.20 per share.......                                                      (2,357)
  Exercise of stock options...............     198,112        20                      3,555                               (201)
  Tax benefit of stock options
    exercised.............................                                              718
  Reduction of additional minimum pension
    liability.............................                                                                    553
  Shares issued to Board of Directors.....                                              134                                 54
  Shares issued under savings plan........                                              808                                138
  Adjustment for foreign currency
    translation...........................
                                            ----------    ------        ----       --------    -------      -----      -------
Balance at December 31, 1997..............  12,967,287    $1,295        $ --       $154,406    $96,027      $  --      $(9,458)
                                            ==========    ======        ====       ========    =======      =====      =======


                                            SHARES    CUMULATIVE        TOTAL
                                            HELD IN   TRANSLATION   STOCKHOLDERS'
                                             TRUST    ADJUSTMENT       EQUITY
                                            -------   -----------   -------------
Balance at December 31, 1994..............  $    --    $  1,441       $101,966
  Net income..............................                              19,670
  Cash dividends at $0.13 per share.......                              (1,289)
  Exercise of stock options...............                               2,794
  Tax benefit of stock options
    exercised.............................                               2,721
  Shares issued in public offering........                              62,572
  Additional minimum pension liability....                                (750)
  Shares issued under savings plan........                               1,434
  Adjustment for foreign currency
    translation...........................                  366            366
                                            -------    --------       --------
Balance at December 31, 1995..............  $    --    $  1,807       $189,484
  Net income..............................                              28,225
  Cash dividends at $0.17 per share.......                              (1,933)
  Exercise of stock options...............     (718)                     3,136
  Tax benefit of stock options
    exercised.............................                               1,406
  Reduction of additional minimum pension
    liability.............................                                 197
  Shares issued to Board of Directors.....                                 149
  Shares issued under savings plan........                               1,497
  Three-for-two stock split...............
  Adjustment for foreign currency
    translation...........................                6,884          6,884
                                            -------    --------       --------
Balance at December 31, 1996..............  $  (718)   $  8,691       $229,045
  Net income..............................                              17,776
  Cash dividends at $0.20 per share.......                              (2,357)
  Exercise of stock options...............     (557)                     2,817
  Tax benefit of stock options
    exercised.............................                                 718
  Reduction of additional minimum pension
    liability.............................                                 553
  Shares issued to Board of Directors.....                                 188
  Shares issued under savings plan........                                 946
  Adjustment for foreign currency
    translation...........................              (23,732)       (23,732)
                                            -------    --------       --------
Balance at December 31, 1997..............  $(1,275)   $(15,041)      $225,954
                                            =======    ========       ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1997        1996       1995
                                                              ---------   --------   --------
Cash flows from operations:
  Net income................................................  $  17,776   $ 28,225   $ 19,670
  Depreciation and amortization.............................     31,122     28,493     24,961
  Non-recurring in-process R&D charge.......................     14,000         --         --
  Recognition of reimbursement for past environmental
     costs..................................................     (2,400)        --         --
  Gain realized on settlement of intercompany foreign
     denominated loan.......................................       (954)        --         --
  Provision for inventories.................................      2,489      1,099      3,052
  Reversal of tax contingencies.............................         --     (1,500)        --
  Reversal of environmental contingencies...................         --     (1,000)        --
  Deferred income taxes.....................................      4,236      1,721        751
  Loss on disposal of property, plant and equipment.........         --         --      1,562
  Changes in assets and liabilities (net of assets and
     liabilities acquired):
     Receivables, net.......................................      2,321      1,205     (4,296)
     Inventories............................................     (8,815)     6,284     (9,952)
     Prepaid expenses and other current assets..............        323      1,663     (1,409)
     Accounts payable and accrued liabilities...............     (5,418)    (6,199)     8,013
     Income taxes payable...................................     (2,792)     6,620        958
     Other noncurrent assets and liabilities................        691        174      1,254
                                                              ---------   --------   --------
          Net cash provided from operations.................     52,579     66,785     44,564
                                                              ---------   --------   --------
Cash flows from investing activities:
  Capital expenditures......................................    (35,935)   (32,396)   (46,398)
  Acquisition of businesses (net of cash acquired)..........   (128,916)        --         --
  Other investing activities................................         --     (1,345)    (2,038)
                                                              ---------   --------   --------
          Net cash (used in) investing activities...........   (164,851)   (33,741)   (48,436)
                                                              ---------   --------   --------
Cash flows from financing activities:
  Dividends.................................................     (2,357)    (1,933)    (1,289)
  Net increase (decrease) in short-term debt................        370     (1,025)   (47,663)
  Long-term debt activity (including current portion):
     Borrowings.............................................    235,900     44,000     73,884
     Repayments.............................................   (109,649)   (80,599)   (90,257)
  Proceeds from the issuance of common stock................      3,575      6,116     65,367
  Proceeds from the sale of treasury stock..................        933        790      1,434
                                                              ---------   --------   --------
          Net cash provided from (used in) financing
            activities......................................    128,772    (32,651)     1,476
                                                              ---------   --------   --------
Effect of exchange rate changes on cash.....................     (2,384)     2,119     (1,850)
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........     14,116      2,512     (4,246)
Cash and cash equivalents at beginning of year..............      7,353      4,841      9,087
                                                              ---------   --------   --------
Cash and cash equivalents at end of year....................  $  21,469   $  7,353   $  4,841
                                                              =========   ========   ========
Supplemental disclosure:
     Interest paid (net of capitalized interest)............  $   5,275   $  6,859   $ 12,254
     Income taxes paid......................................  $  13,344   $  3,695   $  5,321
Noncash transactions:
     Additional minimum pension liability (eliminated from)
       charged to stockholders' equity......................  $    (553)  $   (197)  $    750
     Liabilities established under deferred compensation
       plan.................................................  $     557   $    718   $     --
     Tax benefit on stock options exercised.................  $     718   $  1,406   $  2,721
     Liabilities assumed in connection with acquisition.....  $   1,253   $     --   $     --

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(1) THE COMPANY

     Cambrex Corporation and Subsidiaries ( the "Company" or "Cambrex") manufactures and markets a broad line of pharmaceutical related products, specialty chemicals, fine chemicals and commodity chemical intermediates to a diverse customer base for use in a wide variety of applications. The Company operates in two segments, biotechnology and pharmaceutical specialty and fine chemicals. The pharmaceutical specialty and fine chemicals segment includes five product categories: active pharmaceutical ingredients, pharmaceutical intermediates, organic intermediates, performance enhancers and polymer systems.

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

  Financial Instruments

     The financial instruments of the Company consist of cash and cash equivalents, trade receivables, short-term debt, and long-term debt. At December 31, 1997, the carrying amount of these financial instruments approximate their fair value. The carrying amounts for cash and cash equivalents, trade receivables, and short-term debt approximate fair value because of the short maturity of these instruments. The carrying amount for long-term debt approximates fair value due to the variable nature of the interest rate.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in other (income) expense, net. Interest is capitalized in connection with the construction and acquisition of assets. The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset's estimated useful life. Total interest capitalized in connection with ongoing construction activities in 1997, 1996 and 1995 amounted to $1,045, $677 and $749, respectively.

  Software Development Costs

     The Company capitalizes development costs of computer software used internally; which include consulting for modifications and implementation, and costs for employees dedicated solely to the project. Total capitalized software development costs amounted to $2,487 and $2,806 in 1997 and 1996.

     The cost of capitalized software is amortized over five years using the straight line method. Amortization expense related to software development costs was $467, $27 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

  Revenue Recognition

     Revenues are generally recognized when products are shipped.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     The Company and its eligible subsidiaries file a consolidated U.S. income tax return. Certain subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. income tax return. U.S. income taxes are provided on planned repatriation of a portion of foreign earnings and consider applicable foreign tax credits. Cambrex also intends to indefinitely reinvest the unremitted earnings of certain non-U.S. subsidiaries, and as such, separate provisions for income taxes have been determined for these entities and U.S. taxes have not been provided. At December 31, 1997, 1996 and 1995, the cumulative amount of unremitted earnings of non-U.S. subsidiaries was $16,140, $3,605 and $2,742, respectively.

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

  Environmental Remediation Costs

     The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable, as well as an estimate of legal costs associated with specific environmental matters. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

  Foreign Currency

     The functional currency of the Company's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses resulting from foreign currency transactions are included in the results of operations as a component of other revenues in 1997 and as a component of other income in 1996 and 1995. Gains or losses relating to intercompany transactions of a long-term investment nature are accumulated in stockholders' equity. Foreign currency net transaction gains (losses) were $2,668, $194, and ($1,400) in 1997, 1996 and 1995, respectively.

  Earnings Per Common Share

     Earnings per share of Common Stock for 1997, 1996 and 1995 reflect the adoption of SFAS No. 128, "Earnings per Share." All diluted earnings per share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Earnings per share calculations are as follows:

                                                    FOR THE YEARS ENDED,
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
NUMERATOR:
Income available to common stockholders.......  $17,776    $28,225    $19,670
DENOMINATOR:
Basic weighted average shares outstanding*....   11,814     11,608      9,539
Effect of dilutive stock options..............      396        288        514
                                                -------    -------    -------
Diluted weighted average shares outstanding...   12,210     11,896     10,053
Basic earnings per share......................  $  1.50    $  2.43    $  2.06
Diluted earnings per share....................  $  1.46    $  2.37    $  1.96

---------------
* Share and per share date reflect adjustments for a three-for-two split in the form of a 50% stock dividend paid in July, 1996. All earnings per share calculations reflect the adoption of SFAS No. 128, "Earnings per Share."

(3) ACQUISITIONS AND DIVESTITURES

     On September 30, 1997, the Company acquired approximately 93% of the outstanding common stock of BioWhittaker for approximately $116,000. The remaining 7% of the outstanding common stock was subsequently acquired on October 3, 1997 for an additional $10,000. The acquisition price was approximately $133,500 (including acquisition costs of $7,500) which was financed by the Company's new Credit Agreement. The acquisition has been accounted for as a purchase transaction and as such, the purchase price has been allocated to the fair value of assets and liabilities acquired. The excess of the purchase price over the fair value of the net assets acquired was approximately $48,000 and has been recorded as goodwill and will be amortized over 20 years. The allocation to in-process research and development of $14,000 represents the value of BioWhittaker's research and development efforts which had not reached commercial viability with no alternative future use and were, therefore, immediately expensed as required by generally accepted accounting principles.

     Unaudited pro forma results of operations of the Company and BioWhittaker for the years ended December 31, 1997 and 1996, as if it had occurred on January 1, 1996 are listed below.

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            1997          1996
                                                         ----------    ----------
Net revenues...........................................   $416,871      $410,844
Net income.............................................     17,146        21,564
Earnings per share
     Basic.............................................   $   1.45      $   1.86
     Diluted...........................................   $   1.40      $   1.81

     The unaudited pro forma adjustments give effect to the depreciation of property, plant and equipment, amortization of the goodwill, interest on the debt assumed to finance the acquisition, and the tax effects of each of these items. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the combination been in effect at January 1, 1996, nor of future results of operations of the combined companies.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(3) ACQUISITIONS AND DIVESTITURES -- (CONTINUED)
     The fair value of assets acquired and liabilities assumed are as follows (giving effect to the total purchase price):

Cash......................................................  $  4,557
Receivables...............................................     6,795
Inventories...............................................    25,389
Deferred tax asset........................................       770
Other current assets......................................       556
Property, plant and equipment.............................    24,190
In-process research and development.......................    14,000
Other identified intangibles..............................    41,590
Goodwill..................................................    47,859
Other assets..............................................        89
Accounts payable and accrued liabilities..................   (10,458)
Income taxes payable......................................    (1,073)
Long term debt............................................    (1,755)
Deferred tax liabilities..................................   (19,036)
                                                            --------
                                                            $133,473
                                                            ========

(4) FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     Statement of Financial Accounting Standards No. 132 "Employers' Disclosures About Pensions and Other Postretirement Benefits" changes current financial statement disclosure requirements from those that were required under Financial Accounting Standard No. 87, "Employers' Accounting for Pensions," Financial Accounting Standard No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefit Other Pensions." The Company is required to adopt this standard in 1998 and is currently evaluating this standard.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(5) INVENTORIES

     Inventories consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
Finished goods...........................................  $42,974    $29,443
Work in process..........................................   25,217     15,463
Raw materials............................................   18,254     13,179
Supplies.................................................    5,288      6,124
                                                           -------    -------
     Total...............................................  $91,733    $64,209
                                                           =======    =======

(6) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1997         1996
                                                       ---------    ---------
Land.................................................  $  10,555    $   8,132
Buildings and improvements...........................     76,476       55,120
Machinery and equipment..............................    256,689      229,358
Furniture and fixtures...............................      6,555        7,603
Construction in progress.............................     19,194       26,845
                                                       ---------    ---------
     Total...........................................    369,469      327,058
Accumulated depreciation.............................   (132,127)    (110,577)
                                                       ---------    ---------
     Net.............................................  $ 237,342    $ 216,481
                                                       =========    =========

     Depreciation expense amounted to $24,666, $22,788, and $19,493 for the years ended December 31, 1997, 1996 and 1995, respectively.

(7) INTANGIBLE ASSETS

     Components of intangible assets are as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
Goodwill...............................................  $100,229    $ 59,024
Other..................................................    55,977      14,563
                                                         --------    --------
     Total.............................................   156,206      73,587
Accumulated amortization...............................   (29,203)    (24,014)
                                                         --------    --------
     Net...............................................  $127,003    $ 49,573
                                                         ========    ========

     Amortization expense amounted to $6,456, $5,705 and $5,468 for the years ended December 31, 1997, 1996 and 1995 respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(8) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The components of accounts payable and accrued liabilities are as follows:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
Accounts payable.........................................  $28,174    $30,205
Salaries, wages and employee benefits payable............   15,208     13,596
Other accrued liabilities................................   15,089     10,953
                                                           -------    -------
     Total...............................................  $58,471    $54,754
                                                           =======    =======

(9) INCOME TAXES

     Income before taxes consisted of the following:

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
Domestic......................................  $13,195    $31,611    $22,543
Foreign.......................................   19,412      9,058      8,673
                                                -------    -------    -------
     Total....................................  $32,607    $40,669    $31,216
                                                =======    =======    =======

     The provision for income taxes consists of the following expenses
(benefits):

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
Current:
     Federal..................................  $ 2,670    $ 3,783    $ 5,951
     State....................................      427        598        460
     Foreign..................................    7,498      6,342      4,384
                                                -------    -------    -------
                                                 10,595     10,723     10,795
                                                -------    -------    -------
Deferred:
     Federal..................................    2,272        922      1,008
     State....................................      143       (527)       (22)
     Foreign..................................    1,821      1,326       (235)
                                                -------    -------    -------
                                                  4,236      1,721        751
                                                -------    -------    -------
          Total...............................  $14,831    $12,444    $11,546
                                                =======    =======    =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)
     The provision for income taxes differs from the statutory Federal income tax rate of 35% for 1997, 1996 and 1995 as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
Income tax at Federal statutory rate..........  $11,412    $14,234    $10,926
State and local taxes (benefits), net of
  Federal income tax benefits.................      605       (239)       285
Difference between Federal statutory rate and
  statutory rates on foreign income...........   (1,666)     1,771        656
Reversal of tax contingency for IRS audit
  settlement..................................     (728)    (1,500)        --
Return to provision adjustment................       --     (1,066)        --
Research and experimentation credits..........     (399)      (484)        --
Write off of acquired in-process research and
  development.................................    4,900         --         --
Other.........................................      707       (272)      (321)
                                                -------    -------    -------
                                                $14,831    $12,444    $11,546
                                                =======    =======    =======

     The components of deferred tax assets and liabilities as of December 31, 1997 and 1996 relate to temporary differences and carryforwards as follows:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
Deferred tax assets:
  Acquisition reserves...................................  $   732    $   732
  Net operating loss carryforwards.......................    3,896      3,703
  Inventory..............................................    1,235      1,677
  Employee benefits......................................    2,365        883
  Receivables............................................      136        238
                                                           -------    -------
  Net current deferred tax assets........................    8,364      7,233
  Valuation allowances...................................   (2,417)    (2,224)
                                                           -------    -------
          Total net deferred tax assets..................  $ 5,947    $ 5,009
                                                           =======    =======
Deferred tax liabilities:
  Depreciation...........................................  $29,937    $25,366
  Environmental reserves.................................   (1,261)    (2,341)
  Intangibles............................................   14,659     (1,585)
  Other..................................................      101        147
                                                           -------    -------
          Total net non-current deferred tax
            liabilities..................................  $43,436    $21,587
                                                           =======    =======

     Included within the change in the cumulative translation adjustment for the year ended December 31, 1997 is $1,608 related to the translation of deferred tax assets and liabilities.

     Under the tax laws of various foreign countries in which the Company operates, net operating losses (NOLs) may be carried forward, subject to statutory limitations, to reduce taxable income in future years. The tax effect of such foreign NOLs aggregated approximately $3,896 and $3,703 at December 31, 1997 and 1996, the majority of which are available on an indefinite carryforward basis. However, valuation reserves have

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)
been established against certain NOLs to reflect uncertainties associated with the realizability of such future benefits.

     During 1997, the Company concluded some of the ongoing matters with the Internal Revenue Service related to audits for the years 1988 through 1993.

     During December 1996, the Company reached a settlement agreement with the Internal Revenue Service related to audits for the years 1998 through 1991. Reversal of reserves no longer needed for this matter increased income by $1,500.

(10) SHORT-TERM DEBT

     Profarmaco has lines of credit in Italy with five local banks (the "Facility"). The Facility is short-term and provides three types of financing with the following limits: Overdraft Protection of $2,300 (Lire 4.0 billion), Export Financing of $4,500 (Lire 8.0 billion) and Advances on Uncleared Deposits of $1,700 (Lire 3.0 billion). The Overdraft Protection and Export Financing facilities bear interest at varying rates when utilized, however, Advances on Uncleared Deposits (Ricevute Bancarie) bear no interest.

     Short-term debt at December 31, 1997 and 1996 consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1997       1996
                                                          --------    -------
Export financing facility...............................  $  3,597    $ 2,760
Overdraft protection....................................        --      1,120
                                                          --------    -------
          Total.........................................  $  3,597    $ 3,880
                                                          ========    =======

(11) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1997       1996
                                                          --------    -------
Bank credit facilities(a)...............................  $192,600    $66,000
Capitalized leases......................................        --         13
Notes payable(b)........................................     2,711      1,370
                                                          --------    -------
     Subtotal...........................................   195,311     67,383
Less: current portion(c)................................       986      7,231
                                                          --------    -------
Total...................................................  $194,325    $60,152
                                                          ========    =======

     (a) On September 16, 1997, the Company entered into a new five year Credit Agreement (the "Agreement") with a bank group headed by The Chase Manhattan Bank as Administrative Agent and The First National Bank of Chicago as Documentation Agent. The bank group has a total of 13 domestic banks and 7 international banks. The Agreement provides the Company with a $400,000 borrowing facility. The new Agreement replaces the previously existing Revolving Credit Agreement with NBD Bank, N.A.

     The Company has pledged 66% of the common stock of the Company's foreign subsidiaries as collateral. The Agreement permits the Company to choose between various interest rate options and to specify the portion of the borrowing to be covered by specific interest rate options. Under the Agreement, the interest rate options available to the Company are: (a) U.S. Prime rate or (b) LIBOR plus the applicable margin (ranging from .225% of 1% to .5% of 1%) or (c) Competitive Bid at a LIBOR Rate Borrowing or a Fixed Rate

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(11) LONG-TERM DEBT -- (CONTINUED)
Borrowing to be determined by auction. The applicable margin is adjusted based upon the Funded Indebtedness to Cash Flow Ratio of the Company. Additionally, the Company pays a commitment fee of between .15% to .25% on the entire portion of the Agreement. The 1997 and 1996 average interest rates were 6.8% and 7.4%.

     On September 18, 1997, the Company utilized $60,000 of the Agreement in order to repay the then outstanding balance under the previously existing Revolving Credit Agreement. On September 30, 1997, the company borrowed $126,000 to finance the acquisition of the outstanding common stock of BioWhittaker. Of this amount, approximately $116,000 was utilized on September 30, 1997. On October 3, 1997, an additional $12,000 was utilized to acquire the remaining 7% of BioWhittaker's common stock. The undrawn borrowing availability under the Agreement as of December 31, 1997 was $207,400.

     The Agreement is subject to financial covenants requiring the Company to maintain certain levels of net worth and an interest coverage ratio, as well as a limitation on indebtedness. The Company met all of the bank covenants for 1997.

     (b) As part of the October 12, 1994 acquisition of Nordic and Profarmaco, the Company assumed a government loan made to Profarmaco to finance technological innovations. The loan of $1,291 bearing interest at 9.21%, is amortized over ten annual payments starting July 26, 1995 and ending July 26, 2004. There is $931 and $1,200 outstanding as of December 31, 1997 and 1996, respectively.

     The Company also assumed a note payable as part of the acquisition of BioWhittaker in 1997 of $1,253. The note, bearing interest at 8%, is payable in annual installments of $340 and expires in 2001. There is $1,016 outstanding as of December 31, 1997.

     (c) Aggregate maturities of long-term debt are as follows:

1998......................................  $    986
1999......................................       408
2000......................................       425
2001......................................       417
2002......................................   192,750
Thereafter................................       325
                                            --------
     Total................................  $195,311
                                            ========

(12) DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to reduce exposures to market risks resulting from fluctuations in interest rates and foreign exchange rates. The Company does not enter into financial instruments for trading or speculative purposes. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap, forward exchange and put and call contracts. However, the Company does not anticipate non-performance by the counterparties.

  Interest Rate Swap Agreements

     The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. Notional amounts provide an indication of the extent of the Company's involvement in such agreements but do not represent its exposure to market risk. The following table shows the notional amounts

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(12) DERIVATIVE FINANCIAL INSTRUMENTS -- (CONTINUED) outstanding, maturity dates, and the weighted average receive and pay rates of interest rate swap agreements as of December 31, 1997.

                                                   AS OF DECEMBER 31, 1997
                                            --------------------------------------
                                                                    WEIGHTED AVG.
                                                                         RATE
                                            NOTIONAL    MATURITY    --------------
                                            AMOUNTS       DATE      RECEIVE    PAY
                                            --------    --------    -------    ---
Interest rate swaps.......................  $10,000       1998        5.8%     6.1%
Interest rate swaps.......................  $10,000       1998        5.9%     5.9%
Interest rate swaps.......................  $10,000       2000        5.9%     6.1%
Interest rate swaps.......................  $20,000       2000        5.9%     5.9%

     Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions. The fair value of these agreements were based on quoted market prices and was $49,939 at December 31, 1997.

  Foreign Exchange Instruments

     The Company's policy is to enter into forward exchange contracts and/or currency options to hedge foreign currency transactions. This hedging mitigates the impact of short-term foreign exchange rate movements on the Company's operating results primarily in the United Kingdom, Sweden and Italy. The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by these foreign operations which are denominated primarily in U.S. dollars, Deutsche marks and British pound sterling. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations. The Company's forward exchange contracts do not subject the Company's results of operations to risk due to exchange rate movements because gains and losses on these contracts generally offset gains and losses on the transactions being hedged. The forward exchange contracts have varying maturities with none exceeding twelve months. The Company makes net settlements for forward exchange contracts at maturity, based upon negotiated rates at inception of the contracts.

     At December 31, 1996, the Company's foreign currency options were comprised of cap and floor options under which a foreign currency option is purchased at one exchange rate and another foreign currency option for equal notional value is sold at a higher exchange rate. The foreign currency options purchased and sold mature over the same period with premiums paid equal to premiums received resulting in zero net cost. The Company believes the use of these options reduces its foreign exchange risk by mitigating the range of exposure of currency fluctuation between the put and call exchange rates. All foreign currency options outstanding as of December 31, 1996 matured during the first six months of 1997.

                                                1997
                               --------------------------------------
                                                        UNREALIZED
                               NOTIONAL     FAIR      ---------------
                               AMOUNTS      VALUE     GAINS    LOSSES
                               --------    -------    -----    ------
Forward exchange contracts...  $22,173     $22,295    $ 85      $207

                                                      1996
                               ---------------------------------------------------
                                                        UNREALIZED       PREMIUMS
                               NOTIONAL     FAIR      ---------------    RECEIVED/
                               AMOUNTS      VALUE     GAINS    LOSSES     (PAID)
                               --------    -------    -----    ------    ---------
Forward exchange contracts...  $32,823     $32,903    $595      $516       $ --
Foreign currency options
  purchased..................    7,300       7,300      --        --        (86)
Foreign currency options
  sold.......................    7,300       7,300      --        --         86

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(13) STOCKHOLDERS' EQUITY

     The Company has two classes of common shares designated Common Stock and Nonvoting Common Stock. Authorized shares of Common Stock were 20,000,000 at December 31, 1997 and 1996. Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 1997 and 1996.

     At December 31, 1997, authorized shares of Common Stock were reserved for issuance as follows:

Stock option plans..........................................  1,765,350
Cambrex savings plan........................................     91,028
                                                              ---------
     Total shares...........................................  1,856,378
                                                              =========

     On July 24, 1996, the Company's Board of Directors approved a three-for-two stock split of the Company's Common Stock, $0.10 par value, effected in the form of a 50% stock dividend to holders of record on July 8, 1996. All share and per share data, including stock option plan information were adjusted to reflect the impact of the three-for-two stock split. The effect of the split is presented retroactively within stockholders' equity at December 31, 1996 by transferring the par value for the additional shares issued from additional paid-in capital to common stock.

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

     On July 24, 1995, the Company completed a public offering of 2,587,500 shares of newly issued common stock at a price of $25.30 per share. The total proceeds to the Company, net of underwriting discounts, commissions, and other related fees, amounted to $62,572. Proceeds were used to reduce outstanding debt under the Company's then existing Revolving Credit Agreement.

     Nonvoting Common Stock has equal rights with Common Stock, with the exception of voting power. Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock. As of December 31, 1997 and 1996, no shares of Nonvoting Common Stock were outstanding.

     The Company held treasury stock of 1,040,561 and 1,049,895 shares at December 31, 1997 and 1996, respectively, and are used for issuance to the Cambrex Savings Plan. In 1997 and 1996, shares were also issued to the Board of Directors as compensation.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(13) STOCKHOLDERS' EQUITY -- (CONTINUED)
     The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $0.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 1997 and 1996, there was no preferred stock outstanding.

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

     The Company applies the provisions of APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Under APB 25, the Company recognized compensation expense of $360, $240, and $0 for 1997, 1996, and 1995, respectively. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) establishes financial accounting and reporting standards for stock-based employee compensation plans. During 1996, the Company adopted the disclosure only provisions available under SFAS 123. Accordingly, no compensation cost has been recognized for stock option plans under SFAS 123.

     Had compensation cost for the Company's 1997, 1996 and 1995 grants for stock-based compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with SFAS 123, the Company's net income, and net income per common share for 1997, 1996 and 1995 would approximate the pro forma amounts below:

                                                1997        1996       1995
                                               -------    --------    -------
Net income -- as reported....................  $17,776    $ 28,225    $19,670
                                               =======    ========    =======
Net income -- pro forma......................  $16,079    $ 26,946    $19,617
                                               =======    ========    =======
Diluted earnings per share -- as reported....  $  1.46    $   2.37    $  1.96
                                               =======    ========    =======
Diluted earnings per share -- pro forma......  $  1.32    $   2.27    $  1.95
                                               =======    ========    =======

     The pro forma compensation expense of $1,697, $1,279 and $53 for 1997 and 1996 and 1995, respectively, was calculated based on the fair value of each option primarily using the Black-Scholes option-pricing model

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(14) STOCK OPTIONS -- (CONTINUED)
with the following assumptions for 1997 and 1996, respectively: (i) average dividend yield of 1.33% and 1.45%, (ii) expected volatility of 25.5% and 23%,
(iii) risk-free interest rate ranging from 6.03% to 6.85% and from 5.44% to 7.74% and (iv) expected life of 4-5 years. The 1997 and 1996 grants have been valued using a path dependent model due to the cliff vesting with performance acceleration provisions set forth in the 1996 Plan.

     As of December 31, 1997, 1,708,650 options had been exercised. Shares of Common Stock subject to outstanding options under the stock option plans were as follows:

                                                       OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                      ------------------------------------------------------   --------------------
                                                                         WEIGHTED AVERAGE
                                                                      ----------------------               WEIGHTED
                                                        OPTION         REMAINING                           AVERAGE
                        AUTHORIZED                     PRICE PER      CONTRACTUAL   EXERCISE    NUMBER     EXERCISE
                       FOR ISSUANCE   OUTSTANDING       SHARE $       LIFE (YRS.)   PRICE $    OF SHARES   PRICE $
                       ------------   -----------   ---------------   -----------   --------   ---------   --------
1983 Plan............     324,000             25             11.875       0.1        11.88            25    11.88
1987 Plan............     300,000             --                 --        --           --            --       --
1989 Plan............     600,000             --                 --        --           --            --       --
1992 Plan............     150,000         38,525     11.875 - 24.75       6.8        14.74        38,525    14.74
1993 Plan............     450,000        252,500      13.25 - 25.50       5.8        14.28       252,500    14.28
1994 Plan............     150,000         50,175     13.25 - 27.375       6.5        16.66        50,175    16.66
1996 Plan............   1,500,000      1,016,050     24.75 - 48.625       8.2        30.54       895,300     8.34
                        ---------      ---------                                               ---------
       Total
          shares.....   3,474,000      1,356,775    11.875 - 48.625                  26.56     1,236,025
                        =========      =========                                               =========

     Information regarding the Company's stock option plans is summarized below:

                                                                        WEIGHTED AVERAGE
                                                                       -------------------
                                                                                    FAIR
                                                                                  VALUE $
                                                           NUMBER OF   EXERCISE   AT GRANT     OPTIONS
                                                            SHARES     PRICE $      DATE     EXERCISABLE
                                                           ---------   --------   --------   -----------
Outstanding at December 31, 1994.........................  1,461,525      9.75
     Granted.............................................     60,375     22.75      5.86
     Exercised...........................................   (588,075)    9.125
     Cancelled...........................................     (1,500)    15.00
                                                           ---------
Outstanding at December 31, 1995.........................    932,325    15.375                  894,825
     Granted.............................................    887,876     27.75      9.95
     Exercised...........................................   (475,463)   13.375
     Cancelled...........................................     (8,250)    21.75
                                                           ---------
Outstanding at December 31, 1996.........................  1,336,488     23.03                  456,113
     Granted.............................................    233,400     42.18     13.85
     Exercised...........................................   (198,113)    21.08
     Cancelled...........................................    (15,000)    28.78
                                                           ---------
Outstanding at December 31, 1997.........................  1,356,775     26.56                1,236,025
                                                           =========

(15) RETIREMENT PLANS

  Pension Plans

     The Company maintains two U.S. defined-benefit pension plans which cover substantially all eligible employees: (1) the Nepera Hourly Pension Plan (the "Nepera Plan") which covers the union employees at

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)
the Harriman, New York plant, and (2) the Cambrex Pension Plan (the "Cambrex Plan") which covers all other eligible employees.

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

     The net periodic pension expense for both 1997 and 1996 are based on a twelve month period and on valuations of the plans as of January 1. However, the reconciliation of funded status is determined as of the September 30 measurement date.

     The funded status of these plans, incorporating these fourth quarter contributions, as of September 30, 1997 and 1996 is as follows:

                                                             SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                                             ------------------    ------------------
                                                                 OVERFUNDED            OVERFUNDED
                                                             ------------------    ------------------
Actuarial present value of benefit obligations:
  Vested benefits........................................         $(22,917)             $(18,908)
  Non-vested benefits....................................           (1,421)               (1,202)
                                                                  --------              --------
  Accumulated benefit obligation.........................          (24,338)              (20,110)
  Additional benefits based on estimated future salary
     levels..............................................           (1,484)               (1,406)
                                                                  --------              --------
Projected benefit obligation for service rendered through
  September 30, 1997 and 1996............................          (25,822)              (21,516)
Plan assets at fair market value.........................           26,320                21,898
                                                                  --------              --------
Plan assets in excess of PBO.............................              498                   382
Unrecognized net transition (asset)......................               --                   (98)
Unrecognized prior service benefit (cost)................              878                  (152)
Other -- unrecognized net gain (loss) on past
  experience.............................................             (650)                  650
Additional minimum liability.............................               --                  (553)
                                                                  --------              --------
Prepaid (accrued) pension cost as of September 30, 1997
  and 1996...............................................              726                   229
4th quarter contributions................................               18                    84
                                                                  --------              --------
Prepaid (accrued) pension cost as of December 31, 1997
  and 1996...............................................         $    744              $    313
                                                                  ========              ========

     Assumptions used to develop the U.S. 1997 and 1996 net periodic pension expense and the September 30, 1997 and 1996 actuarial present value of projected benefit obligations:

                                                              JANUARY 1, 1997    JANUARY 1, 1996
                                                              ---------------    ---------------
                                                                OVERFUNDED         OVERFUNDED
                                                              ---------------    ---------------
PENSION EXPENSE
  Weighted-average discount rate............................       7.75%               7.5%
  Expected long-term rate of return on assets...............        8.5%               8.5%
  Rate of increase in future compensation levels
     (non-collective bargained employees)...................        5.0%               5.0%

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)

                                                             SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                                             ------------------    ------------------
                                                                 OVERFUNDED            OVERFUNDED
                                                             ------------------    ------------------
ACTUARIAL PRESENT VALUE OF PROJECTED BENEFIT OBLIGATIONS
  Weighted-average discount rate...........................        7.25%                 7.75%
  Expected long-term rate of return on assets..............         8.5%                  8.5%
  Rate of increase in future compensation levels
     (non-collective bargained employees)..................         5.0%                  5.0%

     Certain foreign subsidiaries of the Company maintain pension plans for their employees which conform to the common practice in their respective countries.

     The funded status of the Company's international pension plans as of December 31, 1997 and 1996 is as follows:

                                                             DECEMBER 31, 1997    DECEMBER 31, 1996
                                                             -----------------    -----------------
                                                                UNDERFUNDED          UNDERFUNDED
                                                             -----------------    -----------------
Actuarial present value of benefit obligations:
  Vested benefits..........................................       $(7,299)             $(6,733)
                                                                  -------              -------
  Accumulated benefit obligation...........................        (7,299)              (6,733)
  Additional benefits based on estimated future salary
     levels................................................        (1,004)              (1,162)
                                                                  -------              -------
Projected benefit obligation for service rendered through
  December 31, 1997 and 1996...............................        (8,302)              (7,895)
Plan assets at fair market value...........................         2,196                1,573
                                                                  -------              -------
Funded status..............................................        (6,107)              (6,322)
Unrecognized net transition (asset)........................          (308)                (382)
Unrecognized prior service cost............................            56                   60
Other unrecognized net loss (gain) on past experience......           109                  189
                                                                  -------              -------
Accrued pension liability..................................       $(6,250)             $(6,455)
                                                                  =======              =======

     Assumptions used to develop the 1997 and 1996 actuarial present value of projected benefit obligations for the Company's foreign pension plans:

                                                             DECEMBER 31, 1997    DECEMBER 31, 1996
                                                             -----------------    -----------------
ACTUARIAL PRESENT VALUE OF PROJECTED BENEFIT OBLIGATIONS
  Weighted-average discount rate...........................   6.5% to 7.0%         7.5% to 8.0%
  Expected long-term rate of return on assets..............       10%                  10%
  Rate of increase in future compensation levels...........   3.5% to 5.0%         4.5% to 6.0%

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)
     The Company's net pension costs included in operating results amounted to $1,662, $1,508 and $1,209 in 1997, 1996 and 1995, respectively, and were comprised of the following:

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
Service cost..................................  $ 1,603    $ 1,491    $ 1,106
Interest cost on projected benefit
  obligation..................................    2,183      1,949      1,898
Return on plan assets.........................   (5,180)    (2,571)    (2,887)
Amortization of excess plan net assets at
  adoption of SFAS 87.........................     (135)      (139)      (137)
Amortization of unrecognized prior service
  cost........................................      (28)       (38)       (40)
Amortization of unrecognized net (gain)
  loss........................................       --        (14)        (9)
Other items -- deferred investment gain
  (loss)......................................    3,219        830      1,278
                                                -------    -------    -------
Net pension cost..............................  $ 1,662    $ 1,508    $ 1,209
                                                =======    =======    =======

     Included in the net periodic pension cost is the amortization of prior service cost over a period of twelve to nineteen years and the amortization of the SFAS 87 transition obligation over a period of ten to seventeen years. The pension expense for foreign pension plans of $818, $672 and $575 is included in the 1997, 1996 and 1995 net periodic pension expense, respectively.

     BioWhittaker has established a noncontributory defined contribution target plan for its eligible employees. Under BioWhittaker's target plan, all domestic employees over 21 years of age who have completed one year of service with the Company participate. The target plan is 100% Company-funded, with annual contributions by the Company based on the employee's targeted benefit, determined by such factors as salary and expected years of service to age 65. Total target plan expenses recorded from the date of acquisition amounted to $126 in 1997.

  Savings Plan

     Cambrex makes available to all employees, excluding BioWhittaker, a savings plan as permitted under Sections 401(k) and 401(a) of the Internal Revenue Code. Employee contributions are matched in part by Cambrex. The cost of this plan amounted to $1,387, $1,534, and $1,452 in 1997, 1996 and 1995, respectively.

     BioWhittaker makes available to all eligible employees a contributory 401(k) plan as well. Employee contributions are matched in part by BioWhittaker. The cost of this plan from the date of acquisition amounted to $115 in 1997.

  Other

     In addition to the above plans, Cambrex also established a Supplemental Executive Retirement Plan in 1994 for certain key executives. This non-qualified plan provides supplemental pension payments in excess of qualified plan limits imposed by Federal tax law and serves to restore the combined pension amount to original benefit levels. For measurement purposes, a discount rate of 7.25% was used together with an average wage increase of 5.0%. The net periodic pension cost for 1997, 1996 and 1995 amounted to $213, $122 and $104, respectively.

     BioWhittaker also maintains a nonqualified Supplemental Executive Retirement Program ("SERP") covering certain key employees. The SERP provides for supplemental defined pension benefits based on compensation and years of service. The SERP also includes a defined contribution component. For

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)
measurement purposes, a discount rate of 7.25% was used together with an average wage increase of 5.0%. The net periodic pension cost for 1997, from the date of acquisition, was $95.

     The Company also has contracts with certain current and former executives to provide consulting services to the Company after retirement as an employee and additional retirement benefits for the remainder of the respective executive's life. The annual expense pertaining to these contracts was $240, $240 and $227 for 1997, 1996 and 1995, respectively.

     The Company has a non-qualified Compensation Plan for Key Executives ("the Deferred Plan"). Under the Deferred Plan, officers and key employees may elect to defer all or any portion of their pre-tax annual bonus and/or annual base salary. Included within other liabilities at December 31, 1997 and 1996 there is $2,764 and $1,028, respectively, representing the Company's obligation under the plan. To assist in the funding of this obligation, the Company invests in certain mutual funds and as such, included within other assets at December 31, 1997 and 1996 is $2,764 and $1,028, respectively, representing the fair value of these funds. During 1995, the Board amended the Deferred Plan to permit officers and key employees to elect to defer receipt of Company stock which would otherwise have been issued upon the exercise of Company options. Total shares held in trust as of December 31, 1997 and 1996 are 180,277 and 132,126, respectively; and are included as a reduction of equity at cost. The Company has established a corresponding liability to the Deferred Plan participants in the amount of $1,275 and $718 which is included in other non-current liabilities at December 31, 1997 and 1996, respectively. The Deferred Plan is not funded by the Company, but the Company has established a Deferred Compensation Trust Fund which holds the shares issued.

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

     The Company accounts for the postretirement benefits in accordance with Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106). SFAS 106 requires such benefits to be accounted for on an accrual basis. In connection with the adoption of SFAS 106, the Company elected to amortize the transition obligation of $1,853 over twenty years. The net effect upon 1997, 1996 and 1995 pretax operating results, including the amortization of the transition obligation, resulted in a cost of $285, $316, and $306, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(16) OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)
     The periodic postretirement benefit cost includes the following components:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
  Service cost of benefits earned...........................   $ 51      $ 67      $ 57
  Interest cost on accumulated postretirement benefit
     obligation.............................................    150       156       159
  Amortization of unrecognized
  Prior service cost........................................     (9)       --        --
  Amortization of transition obligation.....................     93        93        90
                                                               ----      ----      ----
  Total periodic postretirement benefit cost................   $285      $316      $306
                                                               ====      ====      ====

Accumulated postretirement benefit obligation:

                                                               1997      1996
                                                              ------    ------
Retirees....................................................  $ 1,095    $   852
Fully eligible plan participants............................      579        673
Other active plan participants..............................      484        616
                                                              -------    -------
Accumulated postretirement benefit obligation...............    2,158      2,141
Unrecognized net loss.......................................      240        181
Unrecognized transition obligation..........................   (1,390)    (1,482)
                                                              -------    -------
Accrued postretirement benefit cost recognized at the end of
  the period................................................  $ 1,008    $   840
                                                              =======    =======

     The discount rate used to determine the accumulated postretirement benefit obligation was 7.25% and 7.75% in 1997 and 1996, respectively. The assumed health care cost trend rate used to determine the accumulated postretirement benefit obligation is 11.0%, declining ratably to 6.5% in 2002 and thereafter. A one-percentage-point increase in the assumed health care cost trend rate would not have a material effect on either the accumulated postretirement benefit obligation or the service and interest cost component of the net periodic post-retirement benefit cost.

     The cost of all health and life insurance benefits is recognized as incurred and was approximately $4,286, $4,362 and $3,825 in 1997, 1996 and 1995, respectively. The cost of providing these benefits for the 224, 207 and 190 retirees in 1997, 1996 and 1995, respectively, is not separable from the cost of providing benefits for the 718, 725, and 738 active U.S. employees.

(17) OTHER INCOME AND EXPENSE

     Other income in 1997 was $1,263 compared with $194 in 1996. Other income included a gain of $954 on the settlement of an intercompany foreign denominated loan. Additionally, 1997 other income included the final resolution and receipt of the settlement proceeds due from the 1996 premature termination of a contract by a customer for $766, offset by a charge of $507 for the settlement of a legal matter reached during the year.

     Other income in 1996 of $194 is related to foreign currency transaction gains.

     Other expense in 1995 was $2,779 including $1,400 in foreign currency transaction losses, and $865 for the write-off of equipment used for a specific product, which is no longer manufactured.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(18) SEGMENT INFORMATION

     The Company has been involved principally in the manufacturing and marketing of specialty and fine chemicals which include products used in prescription and over-the-counter drugs, cosmetics, and other health care products, as well as other complex molecules and chemicals for various multiple end-use markets. In October 1997, the Company entered into the biotechnology segment pursuant to the acquisition of BioWhittaker, Inc. The biotechnology segment consists of cell culture products, including living cell cultures, cell culture media and cell culture media supplements, and endotoxin detection products supplied to the biotechnology and pharmaceutical industries. The pharmaceutical specialty and fine chemicals segment includes five product categories: active pharmaceutical ingredients, pharmaceutical intermediates, organic intermediates, performance enhancers and polymer systems.

     Following is a summary of business segment information:

                                                                1997
                                                              --------
GROSS SALES
Biotechnology...............................................  $ 13,577
Pharmaceutical specialty and fine chemicals.................   366,506
                                                              --------
                                                              $380,083
                                                              ========
OPERATING PROFIT
Biotechnology...............................................  $(13,096)*
Pharmaceutical specialty and fine chemicals.................    49,770
                                                              --------
                                                              $ 36,674
                                                              ========
NET INCOME
Biotechnology...............................................  $(13,921)*
Pharmaceutical specialty and fine chemicals.................    31,697
                                                              --------
                                                              $ 17,776
                                                              ========
INDENTIFIABLE ASSETS
Biotechnology...............................................  $145,306
Pharmaceutical specialty and fine chemicals.................   385,756
Corporate...................................................    21,364
                                                              --------
                                                              $552,426
                                                              ========

---------------
* Includes effect of non-recurring charge for $14,000 related to the value of in-process research and development efforts underway at the time of the acquisition of BioWhittaker, Inc., which was completed on October 3, 1997.

     Depreciation for biotechnology and for pharmaceutical specialty and fine chemicals, respectively, was $428 and $23,401. Capital expenditures for the two segments were $886 and $32,368, respectively.

(19) FOREIGN OPERATIONS AND EXPORT SALES

     European sales are comprised of all sales from Nordic, Profarmaco and Seal Sands.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(19) FOREIGN OPERATIONS AND EXPORT SALES -- (CONTINUED)
     Summarized data for the Company's operations for 1997, 1996 and 1995 are as follows:

                                                 DOMESTIC    EUROPEAN     TOTAL
                                                 --------    --------    --------
1997
Gross sales....................................  $228,004    $152,079    $380,083
Operating profit...............................     4,656      32,018      36,674
Net income.....................................     4,787      12,989      17,776
Identifiable assets............................   335,637     216,789     552,426
1996
Gross sales....................................  $218,013    $151,466    $369,479
Operating profit...............................    22,296      23,978      46,274
Net income.....................................    22,094       6,131      28,225
Identifiable assets............................   179,164     225,280     404,444
1995
Gross sales....................................  $223,187    $144,883    $368,070
Operating profit...............................    19,763      24,740      44,503
Net income.....................................    17,324       2,346      19,670
Identifiable assets............................   176,839     225,714     402,553

     Export sales, included in domestic gross sales, in 1997, 1996 and 1995 amounted to $48,852, $50,243 and $50,608 respectively. No country, in any of the given years, represents more than 10% of these export sales.

(20) COMMITMENTS

     The Company has operating leases expiring on various dates through the year 2012. The leases are primarily for office and laboratory equipment and vehicles. At December 31, 1997, future minimum commitments under noncancelable operating lease arrangements were as follows:

          YEAR ENDED DECEMBER 31:
          -----------------------
       1997................................  $ 1,407
       1998................................      890
       1999................................      524
       2000................................      379
       2001 and thereafter.................   11,160
                                             -------
Net commitments............................  $14,360
                                             =======

     Total operating lease expense was $1,939, $2,175 and $2,284 for the years ended December 31, 1997, 1996 and 1995, respectively.

     In November 1995, the Company formed a strategic alliance with Oxford Asymmetry, Ltd. (located near Oxford in the United Kingdom). The Company will commercialize technologies and products developed by Oxford Asymmetry, and provides financial support for their research and development group. The Company will be required to pay royalties to Oxford Asymmetry for any technology licensed.

     The Company also entered into several research and development agreements in 1997. In February, 1997, the Company signed a cooperative agreement with Albany Molecular Research, Inc. of Albany, New York. The Company will provide Albany Molecular Research financial support to develop processes specifically designed to fit into the Company's cGMP manufacturing facilities. In April, 1997, the Company formed two

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(20) COMMITMENTS -- (CONTINUED)
separate agreements with the Science Applications International Corporation (a.k.a. Zelinsky Institute) to secure the special knowledge and talents of Russian scientists. In May, 1997, the Company formed an alliance with Fine Tech Ltd., of Technicon City, Israel, in which the Company will provide Fine Tech funding over the next three years for process improvement on existing and newly-developed generic drugs to be manufactured in the Company's cGMP facilities. The estimated commitments for the Research & Development agreements over the next three years is approximately $3,000.

(21) CONTINGENCIES

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

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1996
                                                              ------    -------
Estimated range of the Company's share of costs associated
  with estimable matters:
  Minimum...................................................  $4,501     $4,544
                                                              ======    =======
  Maximum...................................................  $9,908    $16,039
                                                              ======    =======
Accrual and related activity:
  Balance, beginning of year................................  $7,800     $9,400
  Additions.................................................      --         --
  Reserve reversal..........................................      --    (1,000)
  Expenditures..............................................   (355)      (600)
                                                              ------    -------
  Balance, end of year......................................  $7,445     $7,800
                                                              ======    =======
Classification of year end accrual:
  Current...................................................     $35       $617
  Non-current...............................................   7,410      7,183
                                                              ------    -------
                                                              $7,445     $7,800
                                                              ======    =======

     During 1995, there were no income statement charges for additions to the accrual for environmental contingencies.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(21) CONTINGENCIES -- (CONTINUED)
     Significant matters wherein the related liability or range of liability is estimable, are summarized as follows:

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

     During 1994, the DEC requested the performance of additional site investigation beyond the 1993 proposed plan and requested the Feasibility Study portion of the report. Nepera updated the RI/FS, prepared a revised plan for additional site investigation, submitted them for review and utilized them to update the estimated liability for this matter. Additionally, a DEC administrative law judge issued a decision ordering one of the former owners to remediate the site. However, that former owner appealed the decision and settlement discussions commenced.

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

     During 1997, the RI/FS was updated for the additional remediation alternative requested by the DEC. This final draft RI/FS also included an additional alternative suggested by the Company. This final report was used to further refine the estimate liability for this matter.

     Additionally, during November 1997, a settlement was reached between Nepera, Inc., a former owner of the site and the original owner of the site pertaining to past and future costs of remediating this site and the Harriman site (see b below). Under the terms of the settlement, the original site owner has placed in escrow approximately $13,000 to provide for past and future remediation costs at the two sites in exchange for a release from the requirement to clean up the two sites. After certain administrative proceedings, the funds will be placed in a Trust for the benefit of remediating the two sites on behalf of Nepera and the other former site owner.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(21) CONTINGENCIES -- (CONTINUED)
     As permitted under the terms of the agreement, Nepera is eligible to recover and has sought to recover $2,400 of past costs from this settlement which was recognized in the results of operations and as a receivable for this amount in the 1997 financial statements. Nepera estimates that the remaining funds available from this settlement should be sufficient to provide for the future remediation costs for these two sites based upon current estimates. Accordingly, the estimated range of liability for this site have been set off against these settlement funds and are not included in the minimum and maximum estimates for 1997. The 1996 minimum and maximum estimates did include certain amounts for this site.

     b) Nepera was named in 1987 as a responsible party along with certain prior owners of Nepera's Harriman, New York production facility by the DEC in connection with contamination at that site. During 1997, a final Record of Decision (ROD) was issued which describes the remediation plan for the site. Nepera utilized the ROD to update the estimated costs of remediating this site. As noted above, during 1997, a settlement was reached with the original owner of the site which provides for funds to be placed in escrow for the future clean-up costs of the site. Nepera estimates that the remaining funds available from this settlement should be sufficient to provide for the future remediation costs for these two sites based upon current estimates. Accordingly, the estimated range of liability for this site have been set off against these settlement funds and are not included in the minimum and maximum estimates for 1997. The 1996 minimum and maximum estimates did include certain amounts for this site.

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

     During 1992, based upon the results of an evaluation of the site, Cosan proposed the installation of a groundwater recovery system to remove contaminates from the soil. During 1996, the NJDEP approved the Remedial Action Workplan for groundwater treatment and also approved the further RI workplan for soils. There were no significant developments at this site during 1997.

     d) Cosan was named in 1991 as a defendant in a suit filed by the owners of a manufacturing site in Clifton, New Jersey that had been owned and operated by Cosan from about 1968 to 1979. The plaintiffs alleged Cosan contributed to the contamination at the site and seek to compel Cosan to contribute toward present and future costs of remediation of the site under ISRA. During January 1997, a judge's opinion was rendered against Cosan under which Cosan was liable for a majority of past environmental investigation and remediation costs of approximately $800 plus prejudgment interest on such costs and was found responsible for future remediation costs at the site. In addition, the opinion assessed treble damages against Cosan under the New Jersey Spill Act. Cosan believes such damages are unprecedented and has contested such award on appeal. The plaintiffs also appealed certain aspects of the decision.

     During 1997, the judge reversed the decision regarding prejudgment interest. Also, during 1997 both Cosan and the plaintiffs appealed various aspects of the decision. In January 1998, the appeals were heard before the United States Court of Appeals for the Third Circuit. A decision has not been rendered. The estimated range of costs for this case have been considered in the Company's year-end reserve assessment.

     e) Nepera was named in the early 1980's as a PRP along with approximately 130 other companies by the EPA in connection with the SCP Corporation (SCP) site in Carlstadt, New Jersey. The site is on the EPA's National Priorities List for remedial work and cleanup. SCP disposed of process wastewater and minor amounts of other material for Nepera during the 1970's.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(21) CONTINGENCIES -- (CONTINUED)
     The EPA has directed an Interim Remedial Measure for this site consisting of the construction of slurry walls and a pump and treat facility. Presently, a proportionate allocation of responsibility has not been established. However, Nepera's responsibility may be relatively large in relation to other parties. Nepera is contesting the proposed basis for the allocation of responsibility for this site, and believes it has grounds to, and will, oppose any efforts to charge it with excessive responsibility.

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

     Additionally, during 1994, Nepera reached a settlement agreement with certain insurers who agreed to pay a certain portion of future expenditures associated with the site and incurred by Nepera. Under the terms of the settlement, $2,450 was made available through a trust arrangement for remediation and administrative expenditures in connection with a number of relatively small sites. Through 1997, Nepera has recovered approximately the full amount of this settlement for costs incurred including a recovery of approximately $400 in 1997. There is minimal remaining balance from these recoveries.

     During 1995, the PRP group commenced a Focused Feasibility Study (FFS) of soil contamination of a portion of the site as requested by the EPA.

     During 1996, the PRP group commenced an off property investigation to determine if any contamination has moved off-site. There were no significant developments during 1997 with this site.

     f) In 1992, Cambrex acquired substantially all of the assets of the fine chemicals business of Hexcel Fine Chemicals, now known as Zeeland Chemicals, Inc. In connection with that transaction, an accrual was recorded for estimated future costs for environmental conditions existing as of the date of the acquisition. To date, based upon the inactivity of required action at this site, the Company has reduced the estimate of the maximum exposure associated with this site by $1,000. There have been no significant developments in connection with environmental conditions at that site.

     g) In connection with the acquisition of Nordic and Profarmaco in 1994, an accrual of $1,510 was established for environmental conditions existing as of the date of the acquisition. Approximately $100 and $500 was spent during 1997 and 1996, respectively, for environmental permit compliance matters.

     h) In addition to the matters identified above, Cambrex's subsidiaries are party to a number of other proceedings. Management is of the opinion that the ultimate liability resulting from those proceedings will not have a material adverse effect upon Cambrex's results of operations nor its financial position.

(22) SUBSEQUENT EVENTS

     On January 5, 1998, the Company acquired all of the assets of the chiral intermediates business of Celgene Corporation for $7,500 plus future royalties of up to $7,500 based upon sales. The acquisition has been accounted for as a purchase and was financed with the Company's Credit Agreement. The preliminary allocation of the purchase price results in goodwill of approximately $5,000 which will be amortized over 15 years.

                              CAMBREX CORPORATION

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          1ST        2ND         3RD         4TH
                                        QUARTER    QUARTER     QUARTER    QUARTER(4)      YEAR
                                        -------    --------    -------    ----------    --------
1997
-----
Gross sales...........................  $93,141    $100,773    $82,638     $103,531     $380,083
Net revenues..........................   91,894      98,719     81,365      102,237      374,215
Gross profit..........................   27,739      30,070     24,558       31,595      113,962
Net income............................    7,448       8,852      7,531       (6,055)      17,776
Earnings per share*:(1)
     Basic............................  $  0.63    $   0.75    $  0.64     $  (0.51)    $   1.50
     Diluted..........................  $  0.62    $   0.74    $  0.61     $  (0.51)    $   1.46
Average shares*:
     Basic............................   11,738      11,752     11,829       11,915       11,814
     Diluted..........................   11,994      12,017     12,405       12,502       12,210
1996
-----
Gross sales...........................  $96,717    $ 92,969    $88,318     $ 91,475     $369,479
Net revenues..........................   93,925      90,269     86,046       89,145      359,385
Gross profit..........................   26,466      25,986     25,002       23,882      101,336
Net income............................    6,197       7,528(2)   6,101        8,399(3)    28,225
Earnings per share*:(1)
     Basic............................  $  0.54    $   0.65    $  0.52     $   0.72     $   2.43
     Diluted..........................  $  0.52    $   0.63    $  0.51     $   0.70     $   2.37
Average shares*:
     Basic............................   11,480      11,595     11,646       11,695       11,608
     Diluted..........................   11,810      11,859     11,907       11,949       11,896

---------------
(1) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period, as such, the sum of the quarters may not necessarily equal the earnings per share amount for the year.
(2) Net income for the three months ended June 30, 1996 reflect the reversal of certain reserves amounting to $1,400. Additionally, a recovery of $1,085 for legal expenses was recognized in results of operations for the three months ended June 30, 1996.
(3) Net income for the three months ended December 31, 1996 reflect income, net of related costs, of approximately $1,100 recognized from the settlement with a customer related to the premature termination of a five year supply contract for the sale of PMPA. Additionally, a $1,000 reversal of the Company's environmental accrual is reflected in net income for the three months ended December 31, 1996.
(4) Includes non-recurring charge for in-process research and development related to the acquisition of BioWhittaker. Additionally, the Company recognized $2,400 as a reduction of legal expenses in the fourth quarter of 1997 related to the recovery of past environmental costs associated with a settlement with a prior owner of one of the Company's operating facilities.

  * Share and per share date reflect adjustments for a three-for-two stock split in the form of a 50% stock dividend. All earnings per share calculations reflect the adoption of SFAS No. 128, "Earnings per Share."

                                    PART III

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11 -- EXECUTIVE COMPENSATION.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Part III is hereby incorporated by reference to the information set forth under the captions "Principal Stockholders," "Board of Directors," "Election of Directors," and "Executive Compensation" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders, to be held April 23, 1998, which meeting involves the election of directors, which definitive proxy statement is being filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. The following consolidated financial statements of the Company are filed as part of this report:

                                                                PAGE NUMBER
                                                              (IN THIS REPORT)
                                                              ----------------
Report of Independent Accountants...........................         28
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................         29
Consolidated Income Statements for the Years Ended December
  31, 1997, 1996 and 1995...................................         30
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1997, 1996 and 1995..............         31
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995..........................         32
Notes to Consolidated Financial Statements..................         33
Consolidated Quarterly Financial Data (unaudited) for the
  Years Ended December 31, 1996 and 1995....................         58

     (a) 2. (i) The following schedule to the consolidated financial statements of the Company as filed herein and the Report of Independent Certified Public Accountants on Schedule are filed as part of this report.

                                                                PAGE NUMBER
                                                              (IN THIS REPORT)
                                                              ----------------
Independent Accountants' Report (included in the
  accountants' reports on the registrant's consolidated
  financial statements).....................................         28
Schedule II -- Valuation and Qualifying Accounts............         61

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

     (a) 3. The exhibits filed in this report are listed in the Exhibit Index on
page   .

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

     (b) Reports on Form 8-K

     The registrant filed the following reports on Form 8-K during the last quarter of the year ended December 31, 1997.

 DATE OF REPORT                            ITEMS REPORTED
 --------------                            --------------
October 8, 1997          Acquisition of BioWhittaker, Inc.
October 8, 1997          New Loan Agreement
November 26, 1997        Amendment to Form 8-K filed on October 8, 1997
                         related to the acquisition of BioWhittaker

                              CAMBREX CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                             COLUMN A    COLUMN B   COLUMN C    COLUMN D    COLUMN E
                                             ---------   --------   --------   ----------   --------
                                                              ADDITIONS
                                                         -------------------
                                                         CHARGED    CHARGED
                                              BALANCE    TO COST       TO
                                             BEGINNING     AND       OTHER                   END OF
              CLASSIFICATION                  OF YEAR    EXPENSES   ACCOUNTS   DEDUCTIONS     YEAR
              --------------                 ---------   --------   --------   ----------   --------
Year Ended December 31, 1997:
     Doubtful trade receivables and returns
       and allowances......................   $1,453      $  818     $   57(1)   $  623     $ 1,705
     Inventory and obsolescence
       provisions..........................    6,467       2,489      8,225(1)    1,238      15,943
Year Ended December 31, 1996:
     Doubtful trade receivables and returns
       and allowances......................    1,261         609         --         417       1,453
     Inventory and obsolescence
       provisions..........................    8,364       1,099         --       2,996       6,467
Year Ended December 31, 1995:
     Doubtful trade receivables and returns
       and allowances......................    1,288         547         --         574       1,261
     Inventory and obsolescence
       provisions..........................    5,578       3,052         --         266       8,364

---------------

(1) Reserve of BioWhittaker acquired during 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAMBREX CORPORATION

                                          By    /s/ CYRIL C. BALDWIN, JR.
                                            ------------------------------------
                                                   Cyril C. Baldwin, Jr.
                                             Chairman of the Board of Directors
                                                   Date: March 20, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                       TITLE                     DATE
                        ----                                       -----                     ----

              /s/ CYRIL C. BALDWIN, JR.                Chairman of the Board of
-----------------------------------------------------    Directors
                Cyril C. Baldwin, Jr.

                /s/ DOUGLAS MACMILLAN                  Vice President -- Chief
-----------------------------------------------------    Financial Officer
                  Douglas MacMillan

             /s/ ROSINA B. DIXON, M.D.*                Director
-----------------------------------------------------
                Rosina B. Dixon, M.D

                /s/ FRANCIS X. DWYER*                  Director
-----------------------------------------------------
                  Francis X. Dwyer

              /s/ GEORGE J. W. GOODMAN*                Director
-----------------------------------------------------
                George J. W. Goodman

          /s/ KATHRYN RUDIE HARRIGAN, PHD*             Director
-----------------------------------------------------
             Kathryn Rudie Harrigan, PhD

              /s/ LEON J. HENDRIX, JR.*                Director
-----------------------------------------------------
                Leon J. Hendrix, Jr.

                 /s/ ILAN KAUFTHAL*                    Director
-----------------------------------------------------
                    Ilan Kaufthal

                 /s/ ROBERT LEBUHN*                    Director
-----------------------------------------------------
                    Robert LeBuhn

                 /s/ JAMES A. MACK*                    Director
-----------------------------------------------------
                    James A. Mack

                /s/ DEAN P. PHYPERS*                   Director
-----------------------------------------------------
                   Dean P. Phypers

            *By /s/ CYRIL C. BALDWIN, JR.
  -------------------------------------------------
      Cyril C. Baldwin, Jr. -- Attorney-in-Fact

                                                                  March 20, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    3.1        Restated Certificate of Incorporation of
               registrant(A) -- Exhibit 3(a).
    3.2        By Laws of registrant.(E) -- Exhibit 4.2.
    4.1        Form of Certificate for shares of Common Stock of
               registrant.(A) -- Exhibit 4(a).
    4.2        Article Fourth of the Restated Certificate of
               Incorporation.(A) -- Exhibit 4(b).
    4.3        Loan Agreement dated September 21, 1994 by and among the
               registrant, NBD Bank, N.A., United Jersey Bank, National
               Westminster Bank NJ, Wachovia Bank of Georgia, N.A.,
               BHF-Bank, The First National Bank of Boston, Chemical Bank
               New Jersey, N.A., and National City Bank.(K).
    4.4        Loan Agreement dated September 16, 1997 by and among the
               registrant, Chase Manhattan Bank as Administrative Agent and
               The First National Bank of Chicago as Documentation Agent.
               The bank group includes 13 domestic banks and 7
               international banks.(Q)
   10.1        Purchase Agreement dated July 11, 1986, as amended, between the registrant and ASAG, Inc.(A) -- Exhibit 10(r).
   10.2        Asset Purchase Agreement dated as of June 5, 1989 between
               Whittaker Corporation and the registrant.(C) -- Exhibit
               10(a).
   10.3        Asset Purchase Agreement dated as of July 1, 1991 between
               Solvay Animal Health, Inc. and the registrant.(F).
   10.4        Asset Purchase Agreement dated as of March 31, 1992 between
               Hexcel Corporation and the registrant.(H).
   10.5        Stock Purchase Agreement dated as of September 15, 1994
               between Akzo Nobel AB, Akzo Nobel NV and the registrant, for the purchase of Nobel Chemicals AB.(K).
   10.6        Stock Purchase Agreement dated as of September 15, 1994
               between Akzo Nobel AB, Akzo Nobel and the registrant, for
               the purchase of Profarmaco Nobel, S.r.1.(K).
   10.7        Stock purchase agreement dated as of October 3, 1997 between
               BioWhittaker and the registrant.(Q)
   10.10       1983 Incentive Stock Option Plan, as amended.(B).
   10.11       1987 Long-term Incentive Plan.(A) -- Exhibit (g).
   10.12       1987 Stock Option Plan.(B).
   10.13       1989 Senior Executive Stock Option Plan.(J).
   10.14       1992 Stock Option Plan.(J).
   10.15       1993 Senior Executive Stock Option Plan.(J).
   10.16       1994 Stock Option Plan.(J).
   10.17       1996 Performance Stock Option Plan.(N).
   10.20       Form of Employment Agreement between the registrant and its executive officers named in the Revised Schedule of Parties thereto.(D) -- Exhibit 10.A.
   10.21       Revised Schedule of Parties to Employment Agreement (exhibit
               10.20 hereto).(M).
   10.22       Cambrex Corporation Savings Plan.(I).
   10.23       Cambrex Corporation Supplemental Retirement Plan.(L).
   10.24       Deferred Compensation Plan of Cambrex Corporation.(L).
   10.25       Amendment to Deferred Compensation Plan of Cambrex
               Corporation (Exhibit 10.24 hereto).(P).

---------------
See legend on following page.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
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

(M)  Filed herewith.

(N) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-22017) dated February 19, 1997.

(O) Incorporated by reference to the registrant's Current Report on Form 8-A dated June 12, 1996.

(P) Incorporated by reference to the registrant's Annual Report on Form 10-K for 1995.

(Q) Incorporated by reference to the registrant's Current Report on Form 8-K dated October 8, 1997.