Form 10-Q
period 1998-03-31
CAMBREX CORP
filed 1998-05-14
CIK 820081

                                                                       CONFORMED

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                Yes |X|   No |_|

      As of May 1, 1998, there were 12,078,582 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                      For The Quarter Ended March 31, 1998

                                Table of Contents

                                                                        Page No.
                                                                        --------
Part I Financial information

      Item 1. Financial Statements

              Condensed consolidated balance sheets as of
              March 31, 1998 and December 31, 1997                             2

              Condensed consolidated income statements
              for the three months ended March 31, 1998 and 1997               3

              Condensed consolidated statements of comprehensive
              income for the three months ended March 31, 1998 and 1997        4

              Condensed consolidated statements of cash flows
              for the three months ended March 31, 1998 and 1997               5

              Notes to condensed consolidated financial
              statements                                                  6 - 11

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations              12 - 15

Part II Other information

      Item 4. Matters Submitted to a Vote of Securities
              Holders                                                         16

      Item 6. Exhibits and Reports on Form 8-K                                16

Signatures                                                                    17

Exhibit 27 - Financial Data Schedule                                          18

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                             March 31,     December 31,
                                                               1998           1997
                                                             ---------     ------------
ASSETS
Current assets:
   Cash and cash equivalents ...........................     $  28,516      $  21,469
   Trade accounts and other receivables, less allowances
     for doubtful accounts of $1,457 and $1,705
     at respective dates ...............................        71,570         61,883
   Inventories, net ....................................        95,917         91,733
   Deferred tax assets .................................         6,364          5,947
   Prepaid expenses and other current assets ...........         4,363          3,622
                                                             ---------      ---------
     Total current assets ..............................       206,730        184,654

Property, plant and equipment, net .....................       237,692        237,342
Intangible assets, net .................................       132,450        127,003
Other assets ...........................................         3,214          3,427
                                                             ---------      ---------
     Total assets ......................................     $ 580,086      $ 552,426
                                                             =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities ............     $  55,511      $  58,471
   Income taxes payable ................................         9,508          4,857
   Short-term debt .....................................         2,448          3,597
   Current portion of long-term debt ...................           855            986
                                                             ---------      ---------
     Total current liabilities .........................        68,322         67,911

Long-term debt .........................................       207,994        194,325
Deferred tax liabilities ...............................        44,255         43,436
Other noncurrent liabilities ...........................        24,300         20,800
                                                             ---------      ---------
     Total liabilities .................................       344,871        326,472
                                                             ---------      ---------
Stockholders' equity:
   Common stock, $.10 par value; issued 13,069,187 and
       12,967,287 shares at respective dates ...........         1,302          1,295
   Additional paid-in capital ..........................       156,399        154,406
   Retained earnings ...................................       104,574         96,027
   Treasury stock, at cost; 1,034,305 and 1,040,561
      shares at respective dates .......................        (9,377)        (9,458)
   Shares held in trust, at cost; 179,154, and 180,277
      at respective dates ..............................        (1,261)        (1,275)
   Cumulative other comprehensive income ...............       (16,422)       (15,041)
                                                             ---------      ---------

     Total stockholders' equity ........................       235,215        225,954
                                                             ---------      ---------

     Total liabilities and stockholders' equity ........     $ 580,086      $ 552,426
                                                             =========      =========

See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                           Three months ended
                                                                March 31,
                                                         -----------------------
                                                           1998           1997
                                                           ----           ----
Gross sales ......................................       $113,770       $ 93,141
   Commissions &  freight ........................          1,585          1,859
   Sales, returns and allowances .................            154            424
                                                         --------       --------
Net sales ........................................        112,031         90,858
   Other revenues ................................          1,571          1,036
                                                         --------       --------

Net revenues .....................................        113,602         91,894

Cost of goods sold ...............................         74,652         64,155
                                                         --------       --------

Gross Profit .....................................         38,950         27,739

Operating expenses:
   Selling, general and administrative
     expenses ....................................         18,221         13,244
   Research and development ......................          3,313          2,204
                                                         --------       --------
     Total operating expenses ....................         21,534         15,448
                                                         --------       --------

Operating profit .................................         17,416         12,291


Other (income) expenses:
   Interest expense - net ........................          2,955          1,132
   Other - net ...................................            175            206
                                                         --------       --------

Income before income taxes .......................         14,286         10,953

Provision for income taxes .......................          5,143          3,505
                                                         --------       --------

Net income .......................................       $  9,143       $  7,448
                                                         ========       ========

Weighted average shares outstanding:
     Basic .......................................         11,955         11,738
     Diluted .....................................         12,526         11,994

Earnings per share of common stock and common
   stock equivalents:
     Basic .......................................       $   0.76       $   0.63
                                                         ========       ========
     Diluted .....................................       $   0.73       $   0.62
                                                         ========       ========

See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)
                                 (in thousands)

                                                          Three months ended
                                                               March 31,
                                                        -----------------------
                                                          1998           1997
                                                          ----           ----

Net income .......................................      $  9,143       $  7,448

Other comprehensive income/(loss):
   Foreign currency translation adjustments*  ....        (1,381)       (15,713)
                                                        --------       --------
Other comprehensive income/(loss) ................        (1,381)       (15,713)
                                                        --------       --------

Comprehensive income/(loss) ......................      $  7,762       ($ 8,265)
                                                        ========       ========

----------

* The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                            Three months ended
                                                                 March 31,
                                                           --------------------
                                                             1998        1997
                                                             ----        ----
Cash flows from operating activities:
   Net income ..........................................   $  9,143    $  7,448
   Depreciation and amortization .......................     10,264       7,733
   Deferred income taxes ...............................        403         463
   Changes in assets and liabilities (net of assets and
     liabilities acquired):
     Receivables, net ..................................    (10,002)     (5,451)
     Inventories .......................................     (4,392)     (6,576)
        Prepaid expense and Other current assets .......       (747)     (1,434)
        Accounts payable and accrued liabilities .......       (221)     (5,239)
        Income taxes payable ...........................      4,825       3,121
        Other noncurrent assets and liabilities ........      3,869         174
                                                           --------    --------
     Net cash provided from operating activities .......     13,142         239
                                                           --------    --------

Cash flows from investing activities:
   Capital expenditures ................................     (6,632)     (8,261)
   Acquisition of businesses (net of cash acquired) ....    (11,328)         --
   Other investing activities ..........................       (270)         --
                                                           --------    --------
     Net cash (used in) investing activities ...........    (18,230)     (8,261)
                                                           --------    --------

Cash flows from financing activities:
   Dividends ...........................................       (596)       (586)
   Net (decrease) increase in short-term debt ..........     (1,059)      4,502
   Long-term debt activity (including current portion):
     Borrowings ........................................     20,700      14,800
     Repayments ........................................     (7,137)     (8,431)
   Proceeds from the issuance of common stock ..........      1,797         281
   Proceeds from the sale of treasury stock ............        284         263
                                                           --------    --------
     Net cash provided from financing activities .......     13,989      10,829
                                                           --------    --------

Effect of exchange rate changes on cash ................     (1,854)     (2,605)
                                                           --------    --------

Net increase in cash and cash equivalents ..............      7,047         202

Cash and cash equivalents at beginning of period .......     21,469       7,353
                                                           --------    --------

Cash and cash equivalents at end of period .............   $ 28,516    $  7,555
                                                           ========    ========

Supplemental disclosure:
   Interest paid (net of capitalized interest) .........   $  3,885    $  1,284
   Income taxes paid ...................................   $    293    $    169
   Depreciation expense ................................   $  7,550    $  6,216

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

      The accompanying unaudited Condensed Consolidated Financial Statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 1997.

      The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

(2)   Inventories

      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and include material, labor, and overhead. Inventories at March 31, 1998 and December 31, 1997 consist of the following:

                                                 March 31,     December 31,
                                                   1998           1997
                                                   ----           ----
      Finished goods.........................    $ 44,932       $ 42,974
      Work in process........................      26,247         25,217
      Raw materials..........................      19,318         18,254
      Fuel oil and supplies..................       5,420          5,288
                                                 --------       --------
           Total.............................    $ 95,917       $ 91,733
                                                 ========       ========

(3)   Earnings Per Common Share

      Earnings per common share of common stock are calculated in accordance with SFAS No. 128, "Earnings per Share." All diluted earnings per share amounts are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method.

      Earnings per share calculations are as follows:

                                                             Three months ended
                                                                  March 31,
                                                            --------------------
                                                             1998         1997
                                                             ----         ----
Numerator:
Income available to common stockholders ..............      $ 9,143      $ 7,448

Denominator:
Basic weighted average shares outstanding ............       11,955       11,738
Effect of dilutive stock options .....................          571          256
                                                            -------      -------
Diluted weighted average shares outstanding ..........       12,526       11,994

Basic earnings per share .............................      $  0.76      $  0.63
Diluted earnings per share ...........................      $  0.73      $  0.62

(4)   Mergers and Acquisitions

      On January 9, 1998, Cambrex acquired substantially all of the assets of the chiral intermediate business of Celgene Corporation (hereinafter renamed Chiragene). The total purchase price was $11,328, which has been accounted for using the purchase method of accounting and has resulted in residual goodwill of $5,032 to be amortized over 15 years. The purchase agreement includes an upfront payment of $7,500 payable at closing, plus an additional $78 in acquisition expenses, as well as minimum future royalties of $3,750 based upon sales, which are payable over the next five years. In addition, the Company may be required to pay additional consideration of up to $3.7 million based upon future revenues of the business.

      Assets acquired are as follows (giving effect to the total purchase price):

            Receivables......................     $    80
            Inventory........................         156
            Equipment........................       1,880
            Identifiable Intangibles.........       4,260
            Residual Goodwill................       5,032
            Deferred Revenue.................         (80)
                                                  -------
            Purchase Price...................     $11,328
                                                  =======

      The proforma information has not been included in these financial statements, as they were deemed to be immaterial.

(5)   Future Impact of Recent Accounting Pronouncements

      Statement of Financial Accounting Standards No. 132 "Employers' Disclosures About Pensions and Other Postretirement Benefits" changes current financial statement disclosure requirements from those that were required under Financial Accounting Standard No. 87, "Employers' Accounting for Pension," Financial Accounting Standard No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefit Other Pensions." The Company will adopt this standard in the fourth quarter of 1998.

(6)   Short-term Debt

      Short-term debt at March 31, 1998 and December 31, 1997 consists of the following:

                                                  March 31,    December 31,
                                                    1998          1997
                                                    ----          ----
      Export financing facility, Italy.......     $ 2,448        $ 3,597
                                                  =======        =======

(7)   Long-term Debt

      Long-term debt at March 31, 1998 and December 31, 1997 consists of the following:

                                                March 31,     December 31,
                                                  1998           1997
                                                  ----           ----
      Bank credit facilities.................   $ 206,300      $ 192,600
      Capital lease..........................          87            100
      Notes payable..........................       2,462          2,611
                                                ---------      ---------
           Subtotal..........................     208,849        195,311
      Less: current portion..................         855            986
                                                ---------      ---------
           Total.............................   $ 207,994      $ 194,325
                                                =========      =========

      On January 9, 1998, the Company borrowed $8,200 from the existing Credit Agreement with Chase Manhattan Bank, of which $7,500 was used to finance the acquisition of Chiragene.

      The Company met all the bank covenants for the first quarter of 1998.

(8)   Shares Held in Trust

      In 1995, the Company amended its non-qualified deferred compensation plan to permit plan participants to defer receipt of Company stock which would otherwise have been issued to the participants upon the exercise of Company stock options. Such shares are held in trust and thus are included as a reduction of equity. The Company has established a corresponding liability to the plan participants in the amount of $1,261 and $1,275 which is included in other noncurrent liabilities at March 31, 1998 and December 31, 1997, respectively.

(9)   Derivative Financial Instruments

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

      Gains and losses on foreign currency forward exchange contracts pertaining to existing assets of liabilities, or hedges of firm commitments are deferred and are recognized in income as part of the related transactions.

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

      Foreign exchange instruments for the first quarter 1998 and 1997 are as follows:

                                       Notional    Fair       Unrealized
                                       Amounts    Values    Gains      Losses
                                       -------    ------    -----      ------
      1998
      Forward exchange contracts....   $26,665    $27,459   $165       $  959

      1997
      Forward exchange contracts....   $28,765    $30,303   $105       $1,643

(10)  Segment Information

      Following is a summary of business segment information as of March 31, 1998:

         Gross Sales
         Biotechnology...................................       $ 15,536
         Pharmaceutical specialty and fine chemicals.....         98,234
                                                                --------
                                                                $113,770
                                                                ========

         Operating Profit
         Biotechnology...................................       $  2,706
         Pharmaceutical specialty and fine chemicals.....         14,710
                                                                --------
                                                                $ 17,416
                                                                ========

          Net Income
          Biotechnology..................................       $    834
          Pharmaceutical specialty and fine chemicals....          8,309
                                                                --------
                                                                $  9,143
                                                                ========

         Indentifiable Assets
         Biotechnology...................................       $147,120
         Pharmaceutical specialty and fine chemicals.....        407,096
         Corporate.......................................         25,870
                                                                --------
                                                                $580,086
                                                                ========

(11)  Contingencies

      Refer to Form 10-K for the fiscal year ended December 31, 1997, for disclosure of existing contingencies related to environmental issues.

(12)  Subsequent Events

      a) During April, 1998, Cambrex's Italian subsidiary, Profarmaco, filed their 1997 statutory financial statements using the Italian Substitute Tax election. This election allows previously non-deductible goodwill to be deducted and is projected to save the Company over $3.7 million in cash tax payments during the next eight years. Use of FAS 109 requires that the Company recognize a $3.6 million net tax expense which will be reported in the second quarter of 1998 when the election is made. This accounting treatment does not permit the recognition of the future deductions of $7.3 million, which will be recorded as income when actually deducted for tax purposes. At no time will the Company's actual cash flow from the Substitute Tax election be more than a negative $100,000.

      b) Cambrex expects to receive significant royalties during the second quarter from a license agreement signed in late 1997 with a major customer for the use of intellectual property. This agreement is expected to generate income of $3.8 million or more after taxes in the second quarter. It is a multi-year agreement and is likely to result in additional royalty payments in future quarters. Management is unable at this time to estimate the benefit to income, but the amounts may not be as large as the initial payments.

      c) In April 1998, Cambrex agreed to acquire the assets of the biopharmaceutical manufacturing and distribution business of Boehringer Ingelheim Bioproduct Partnership (BIBP) for approximately $3.5 million. The assets being acquired include a state-of-the-art cell culture and media manufacturing facility in Verviers, Belgium, an established distribution network in Germany, France, Belgium and Italy, and inventory for certain cell culture, endotoxin detection and molecular biology products. The acquisition is not expected to result in goodwill.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    (in thousands, except per-share amounts)

RESULTS OF OPERATIONS

Results in the first quarter 1998 were better than the first quarter 1997 due to the increased sales, improved gross margins, and the effect of the fourth quarter 1997 acquisition of BioWhittaker. Increased selling, general and administrative expenses, research and development expenses, and interest expense are directly related to the addition of BioWhittaker to Cambrex. The effective tax rate for the quarter ended March 1998 was 36% as compared with 32% in the same period in 1997.

The following table shows the gross sales of the Company's six product categories included in two product segments: Biotechnology and Pharmaceutical and fine chemicals. The table is presented in dollars and as a percentage of the Company's total gross sales, as well as the net revenues and gross profit for the first quarter 1998 and 1997.

                                                 First Quarter Ended March 31,
                                          --------------------------------------------
                                                  1998                    1997
                                          --------------------    --------------------
                                              $           %          $           %
                                          --------   ---------    --------   ---------
Biotechnology .........................   $ 15,536        13.7%   $     --          --
                                          --------   ---------    --------   ---------
Pharmaceutical and fine chemicals:
    Active pharmaceutical ingredients .   $ 29,432        25.9%   $ 27,152        29.2%
    Pharmaceutical intermediates ......     19,840        17.4      18,964        20.4
    Organic intermediates .............     19,135        16.8      18,320        19.7
    Performance enhancers .............     17,989        15.8      17,812        19.1
    Polymer systems ...................     11,838        10.4      10,893        11.6
                                          --------   ---------    --------   ---------
Total Pharmaceutical and fine chemicals   $ 98,234        86.3%   $ 93,141       100.0%
                                          --------   ---------    --------   ---------
      Total gross sales ...............   $113,770       100.0%   $ 93,141       100.0%
                                          ========   =========    ========   =========
      Total net revenues ..............   $113,602                $ 91,894
                                          ========                ========
      Total gross profit ..............   $ 38,950                $ 27,739
                                          ========                ========

The following table shows the gross sales and gross profit of the Company's six product categories included in two product segments, and gross profit as a percentage of each product category, for the first quarter 1998 and 1997.

                                                  Gross       Gross      Gross
                                                  Sales      Profit $   Profit %
                                                  -----      --------   --------
1998
----
Biotechnology: ................................  $ 15,536    $  8,340     53.7%
                                                 --------    --------     ----
Pharmaceutical and fine chemicals:
    Active pharmaceutical ingredients .........  $ 29,432    $ 12,595     42.8%
    Pharmaceutical intermediates ..............    19,840       6,107     30.8
    Organic intermediates .....................    19,135       4,328     22.6
    Performance enhancers .....................    17,989       5,286     29.4
    Polymer systems ...........................    11,838       2,294     19.4
                                                 --------    --------     ----
Total pharmaceutical and fine chemicals .......  $ 98,234    $ 30,610     31.2%
                                                 --------    --------     ----
     Total ....................................  $113,770    $ 38,950     34.2%
                                                 ========    ========     ====

                                                    Gross      Gross     Gross
                                                    Sales     Profit $  Profit %
                                                    -----     --------  --------
1997
----
Biotechnology: ...............................     $    --     $    --      --%
                                                   -------     -------    ----
Pharmaceutical and fine chemicals:
    Active pharmaceutical ingredients ........     $27,152     $11,597    42.7%
    Pharmaceutical intermediates .............      18,964       4,858    25.6
    Organic intermediates ....................      18,320       2,751    15.0
    Performance enhancers ....................      17,812       5,048    28.3
    Polymer systems ..........................      10,893       3,485    32.0
                                                   -------     -------    ----
Total pharmaceutical and fine chemicals ......     $93,141     $27,739    29.8%
                                                   -------     -------    ----
     Total ...................................     $93,141     $27,739    29.8%
                                                   =======     =======    ====

Gross sales in the first quarter 1998 increased 22% to $113,770 compared to $93,141 in the first quarter 1997. The increase included the benefit of the BioWhittaker acquisition of $15,536 as well as growth in all of the Company's product categories.

The effect of foreign currency exchange rates on gross sales for the first quarter 1998 shows a reduction in sales of $1,509 compared to the exchange rates used in 1997. The 1998 first quarter gross sales would have been $115,279 using 1997 exchange rates compared to the 1997 first quarter sales of $93,141.

Biotechnology includes the sales from BioWhittaker of $15,536. This category consists principally of cell culture products, including living cell cultures, cell culture media and cell culture media supplements, as well as endotoxin detection products. First quarter 1998 sales from cell culture products were $10,610 and sales from endotoxin detection products were $4,001.

Active pharmaceutical ingredients of $29,432 were $2,280 (8%) above the first quarter 1997. Sales in the first quarter were favorably affected by Diltiazem, a cardiovascular used as an anti-anginal, and Difloxacin, an anti-bacterial. Additionally, there was continued strong demand for our gastro-intestinal products used for treating ulcerative colitis and for treatment as an anti-ulcerative. However, sales were negatively impacted by changes in foreign currency which reduced the first quarter 1998 sales by approximately 4%, compared to 1997.

Pharmaceutical intermediates of $19,840 were $876 (5%) above the first quarter 1997 primarily due to the continued shipments of an intermediate for a protease inhibitor used in the treatment of AIDS, as well as increased sales of an intermediate for a new molecular compound in cooperation with a major ethical pharmaceutical company. The pharmaceutical intermediates category was negatively impacted by lower USP Vitamin B3 sales as a result of unusually high sales in the first quarter of 1997. Additionally, sales were negatively impacted by changes in foreign currency by approximately 1% compared to the same period last year.

Organic intermediates of $19,135 were $815 (4%) above the first quarter 1997 due to higher sales of 3-Nitro (a poultry feed additive) attributed to excess inventories held by our customer at the end of 1996 that suppressed sales in the first quarter 1997. Sales of pyridine for herbicides was at the 1997 level, but 2-cyanopyridine (used in herbicides) was lower as a customer was reducing inventory levels.

Performance enhancers of $17,989 were $177 (1%) above the first quarter 1997. Sales of THPE, a polycarbonate additive, were higher due to the timing of production campaigns and increased export demand. This increase was offset by reduced sales of photographic products and fuel/oil additives.

Polymer systems of $11,838 were $945 (9%) above the first quarter 1997 due to increased demand for a monomer used in high performance plastics by a major customer. The castor oil based coatings and telecommunications products remained at 1997 levels.

Export sales from U.S. businesses of $14,877 in the first quarter 1998 compared to $11,251 in the first quarter 1997. International sales from our European operations totaled $43,405 for the same period in 1998 as compared with $39,010 in 1997.

Total gross profit of $38,950 increased by $11,211, or 40%, from the first quarter 1997 due mainly to the inclusion of the biotechnology segment, which resulted in additional gross profit of $8,340. The gross margin improved to 34.2% of gross sales, up from 29.8% in the first quarter of 1997. Excluding the contribution of the high margin biotechnology segment, the gross margin percentage improved to 31.2%. The gross margins in the polymer systems category were adversely affected by disruptions in key material supplies, reduced plant efficiencies, and planned inventory reductions.

Selling, general and administrative and research and development expenses as a percentage of gross sales was 18.9%, up from 16.6% in the first quarter 1997. However, the first quarter 1998 expense of $21,534 included $5,608 in expense for the biotechnology segment acquired in the fourth quarter 1997. Excluding the biotechnology segment, the percent to gross sales was 16.2%.

Net interest expense of $2,955 reflected an increase of $1,823 from 1997. This increase was due to the financing of the acquisition of BioWhittaker and Chiragene. The average interest rate was 6.4% in the first quarter 1998 versus 7.5% for the same period in 1997.

Other income of $175 for the quarter ended March 31, 1998 compares to $206 of other income in the same period in 1997.

The provision for income taxes for the first quarter resulted in an effective rate of 36% versus 32% for the comparable period in 1997. This increase was due to the effect of the BioWhittaker amortization expense not deductible for tax purposes.

The Company's first quarter net income increased 23% to $9,143 compared with a net income of $7,448 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1998, the Company generated cash flows from operations totaling $13,142, an increase of $12.9 million over the comparable period in 1997. This increase in cash flows is due primarily to increased revenues, an increase in accounts payable and accrued liabilities, and an increase in other noncurrent assets and liabilities. The increase in other noncurrent assets and liabilities is due to minimum future royalties payable to Celgene in the amount of $3,750 as the result of the acquisition of their chiral intermediates business, renamed Chiragene. The increase in the cash balance for the first quarter 1998 was $7,047.

Capital expenditures were $6,632 in the first three months of 1998 as compared to $8,261 in the first three months of 1997. The major portion of the funds were used for new business projects including the construction of a pilot plant to incorporate cGMP capabilities at Salsbury Chemicals, which has been completed, as well as various other projects for new product development. Other expenditures for plant upgrades includes additional batch still capabilities at our Harriman facility. This facility has also begun construction on a new niacinamide (Vitamin B3) plant which is expected to lower operating/product costs.

During the first quarter 1998, the Company paid cash dividends of $0.05 per share.

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by our foreign operations which are primarily denominated in the U.S. dollar, Deutsche mark and British pound sterling. The Company uses foreign currency forward exchange and put and call option contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The notional amount of these contracts is $26,665 which the Company estimates to be approximately 62% of the foreign currency exposure during the period covered resulting in a deferred currency loss of $794 at March 31, 1998. An additional $2,448 of the foreign currency exposure is protected through export financing.

                           PART II - OTHER INFORMATION
                      CAMBREX CORPORATION AND SUBSIDIARIES

Item 4. Matters Submitted to a Vote of Securities Holders.

   1) At the annual meeting of stockholders held on April 23, 1998, Rosina B. Dixon, M.D., Leon J. Hendrix, Jr., and Ilan Kaufthal were elected to hold office as directors in Class II of the Company until the 2001 annual meeting of stockholders.

   2) The stockholders ratified the authorization of an additional 40,000,000 shares of Common stock of the Corporation, par value ($.10) per share. Of the 10,815,981 shares represented at the meeting, 8,353,073 votes were cast in favor of the ratification, 2,453,687 votes were cast against, and 9,221 abstained.

   3) The shareholders also approved the 1998 Performance Stock Option Plan. Of the 10,815,981 shares represented, 9,917,903 voted for the Plan, 863,973 against, and 16,195 abstained.

   4) In addition, the stockholders voted for the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for 1998. Of the 10,815,981 shares represented at the meeting, 10,802,771 votes were cast in favor of the appointment of Coopers & Lybrand L.L.P. as auditors, 7,779 votes were cast against, and 5,431 abstained.

Item 6. Exhibits and Reports on Form 8-K

      a) The exhibits filed as part of this report are listed below.

         Exhibit No.                 Description
         -----------                 -----------

             27                 Financial Data Schedule.

      b) Reports on Form 8-K

         The registrant filed no reports on Form 8-K during the first quarter of the year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CAMBREX CORPORATION


                                       By    /s/ Douglas MacMillan
                                             -----------------------------------
                                             Douglas MacMillan
                                             Vice President
                                             (On behalf of the Registrant and
                                             as the Registrant's Principal
                                             Financial Officer)

Date: May 14, 1998