Form 10-Q
period 1998-06-30
CAMBREX CORP
filed 1998-08-13
CIK 820081

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

                  for the quarterly period ended June 30, 1998

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             for the transition period from --------- to ---------
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


                                  Yes   X   No


         As of August 1, 1998, there were 24,304,352 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                       For The Quarter Ended June 30, 1998

                                Table of Contents

                                                                                                 Page No.
                                                                                                 --------
Part I   Financial information

          Item 1.   Financial Statements

                    Condensed consolidated balance sheets as of
                    June 30, 1998 and December 31, 1997                                                    2

                    Condensed consolidated income statements
                    for the three months and six months
                    ended June 30, 1998 and 1997                                                           3

                    Condensed consolidated statements of comprehensive
                    income for the three months and six months
                    ended June 30, 1998 and 1997                                                           4

                    Condensed consolidated statements of cash flows
                    for the six months ended June 30, 1998 and 1997                                        5

                    Notes to condensed consolidated financial
                    statements                                                                         6 - 9

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                    10 - 17

Part II  Other information

         Item 4.    Matters Submitted to a Vote of Securities
                    Holders                                                                               18

         Item 6.  Exhibits and Reports on Form 8-K                                                        18

Signatures                                                                                                19

Exhibit 27 - Financial Data Schedule                                                                      20

                         Part I - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                                            June 30,            December 31,
                                                                              1998                  1997
                                                                            --------              --------
ASSETS
Current assets:
    Cash and cash equivalents....................................         $   32,007            $   21,469
    Trade accounts receivable, less allowances for doubtful
        accounts of $1,266 and $1,705, respectively..............             67,268                55,733
    Other Receivables............................................             10,465                 6,150
    Inventories, net.............................................            104,810                91,733
    Deferred tax assets..........................................              6,781                 5,947
    Prepaid expenses and other current assets....................              4,229                 3,622
                                                                            --------              --------
        Total current assets.....................................            225,560               184,654

Property, plant and equipment, net...............................            242,037               237,342
Intangible assets, net...........................................            129,770               127,003
Other assets.....................................................              3,299                 3,427
                                                                            --------              --------

        Total assets.............................................           $600,666              $552,426
                                                                             =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities.....................           $ 66,947              $ 58,471
    Income taxes payable.........................................             10,255                 4,857
    Short-term debt..............................................              3,918                 3,597
    Current portion of long-term debt............................                724                   986
                                                                             -------              --------
        Total current liabilities................................             81,844                67,911

Long-term debt...................................................            198,986               194,325
Deferred tax liabilities.........................................             45,144                43,436
Other noncurrent liabilities.....................................             24,492                20,800
                                                                             -------              --------

        Total liabilities........................................            350,466               326,472
                                                                             -------               -------

Stockholders' equity:
    Common stock, $.10 par value; issued 26,267,424 and
        25,934,574 shares, respectively*.........................              2,624                 1,295
    Additional paid-in capital...................................            157,350               154,406
    Retained earnings............................................            114,857                96,027
    Treasury stock, at cost; 2,068,610 and 2,081,122
       shares, respectively*.....................................             (9,377)               (9,458)
    Shares held in trust, at cost; 358,308, and 360,554
       shares, respectively*.....................................             (1,261)               (1,275)
    Cumulative other comprehensive income........................            (13,993)              (15,041)
                                                                            --------              ---------

        Total stockholders' equity...............................            250,200               225,954
                                                                             -------               -------

        Total liabilities and stockholders' equity...............           $600,666              $552,426
                                                                             =======               =======

--------------
* Shares and per share data reflect adjustments for a two-for-one stock split in the form of a dividend of one new share for each share held, paid on June 25, 1998.

See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                    Three months ended                  Six months ended
                                                          June 30,                          June 30,
                                               ---------------------------        ---------------------------
                                                  1998             1997             1998              1997
                                               ---------         ---------        ---------         ---------
Gross sales ...........................        $ 116,173         $ 100,773        $ 229,943         $ 193,914
    Commissions &  freight ............            1,495             2,065            3,081             3,924
    Sales, returns and allowances .....              183               446              337               870
                                               ---------         ---------        ---------         ---------

Net sales .............................          114,495            98,262          226,525           189,120
    Other revenues ....................            9,009               457           10,581             1,493
                                               ---------         ---------        ---------         ---------

Net revenues ..........................          123,504            98,719          237,106           190,613

Cost of goods sold ....................           75,683            68,649          150,335           132,804
                                               ---------         ---------        ---------         ---------

Gross Profit ..........................           47,821            30,070           86,771            57,809

Operating expenses:
    Selling, general and administrative
      expenses ........................           19,783            13,336           38,004            26,580
    Research and development ..........            3,882             2,436            7,195             4,640
                                               ---------         ---------        ---------         ---------
      Total operating expenses ........           23,665            15,772           45,199            31,220
                                               ---------         ---------        ---------         ---------

Operating profit ......................           24,156            14,298           41,572            26,589

Other (income) expenses:
    Interest expense - net ............            2,586             1,106            5,540             2,239
    Other (income)/expense - net ......             (203)              174              (28)              380
                                               ---------         ---------        ---------         ---------

Income before income taxes ............           21,773            13,018           36,060            23,970

    Provision for income taxes ........           10,887             4,166           16,031             7,670
                                               ---------         ---------        ---------         ---------

Net income ............................        $  10,886         $   8,852        $  20,029         $  16,300
                                               =========         =========        =========         =========

Weighted average shares outstanding:*
    Basic .............................           24,154            23,504           24,033            23,490
    Effect of dilutive stock options ..            1,394               530            1,289               522
                                               ---------         ---------        ---------         ---------
    Diluted ...........................           25,548            24,034           25,322            24,012
Earnings per share of common stock and
   common stock equivalents:*
    Basic .............................        $    0.45         $    0.38        $    0.83         $    0.70
                                               =========         =========        =========         =========
    Diluted ...........................        $    0.43         $    0.37        $    0.79         $    0.68
                                               =========         =========        =========         =========

--------------
* Share and per share data reflect adjustments for a two-for-one stock split in the form of a dividend of one new share for each share held, paid on June 25, 1998.

See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)
                                 (in thousands)

                                             Three months ended                Six months ended
                                                  June 30,                         June 30,
                                          ------------------------         ------------------------
                                            1998            1997             1998            1997
                                          --------        --------         --------        --------
Net income .......................        $ 10,886        $  8,852         $ 20,029        $ 16,300

Other comprehensive income/(loss):
    Foreign currency translation
    adjustments* .................           2,429          (2,675)           1,048         (18,478)
                                          --------        --------         --------        --------

Comprehensive income/(loss) ......        $ 13,315        $  6,177         $ 21,077        $ (2,178)
                                          ========        ========         ========        ========

---------

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                       Six months ended
                                                                           June 30,
                                                                   -------------------------
                                                                     1998             1997
                                                                   --------         --------
Cash flows from operating activities:
    Net income ............................................        $ 20,029         $ 16,300
    Depreciation and amortization .........................          20,061           14,978
    Deferred income taxes .................................             874              924
    Changes in assets and liabilities (net of assets and
      liabilities acquired):
        Receivables, net ..................................         (15,908)            (965)
        Inventories .......................................         (10,047)          (6,649)
        Prepaid expenses and other current assets .........            (606)            (527)
        Accounts payable and accrued liabilities ..........          10,102           (1,196)
        Income taxes payable ..............................           5,431              (99)
        Other noncurrent assets and liabilities ...........           3,877              228
                                                                   --------         --------
        Net cash provided by operating activities .........          33,813           22,994
                                                                   --------         --------

Cash flows from investing activities:
    Capital expenditures ..................................         (17,311)         (16,171)
    Acquisition of businesses (net of cash acquired) ......         (15,199)            --
    Other investing activities ............................           1,445             --
                                                                   --------         --------
        Net cash used in investing activities .............         (31,065)         (16,171)
                                                                   --------         --------

Cash flows from financing activities:
    Dividends .............................................          (1,200)          (1,173)
    Net (decrease) increase in short-term debt ............             340              293
    Long-term debt activity (including current portion):
        Borrowings ........................................          24,600           27,800
        Repayments ........................................         (20,197)         (32,041)
    Proceeds from the issuance of common stock ............           4,174              415
    Proceeds from the sale of treasury stock ..............             180              174
                                                                   --------         --------
        Net cash provided by (used in) financing activities           7,897           (4,532)
                                                                   --------         --------

Effect of exchange rate changes on cash ...................            (107)          (2,458)
                                                                   --------         --------

Net increase in cash and cash equivalents .................          10,538             (167)

Cash and cash equivalents at beginning of period ..........          21,469            7,353
                                                                   --------         --------

Cash and cash equivalents at end of period ................        $ 32,007         $  7,186
                                                                   ========         ========

Supplemental disclosure:
    Interest paid (net of capitalized interest)............        $  6,938          $ 2,182
    Income taxes paid......................................        $  8,710          $ 1,635
    Depreciation expense...................................        $ 15,273          $12,215

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

         The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and include material, labor, and overhead. Inventories at June 30, 1998 and December 31, 1997 consist of the following:

                                      June 30,       December 31,
                                        1998            1997
                                      --------        --------
         Finished goods ......        $ 50,282        $ 42,974
         Work in process .....          27,833          25,217
         Raw materials .......          22,365          18,254
         Fuel oil and supplies           4,330           5,288
                                      --------        --------
              Total ..........        $104,810        $ 91,733
                                      ========        ========

(3)       Stock Split

         On May 28, 1998, the Board of Directors of Cambrex Corporation approved a two-for-one stock split of the Company's Common Stock, $0.10 par value. All share and per share data, including stock option plan information, have been adjusted to reflect the impact of the two-for-one stock split. The effect of the split was presented within stockholders' equity at June 30, 1998 by transferring the par value for the additional shares issued from additional paid-in capital to common stock.

(4)      Mergers and Acquisitions

         (a) On January 9, 1998, Cambrex acquired substantially all of the assets of the chiral intermediate business of Celgene Corporation (hereinafter renamed Chiragene). The total purchase price was $11,328, which has been accounted for using the purchase method of accounting and has resulted in residual goodwill of $5,032 to be amortized over 15 years. The purchase agreement includes a payment of $7,500 at closing, plus an additional $78 in acquisition expenses, as well as minimum future royalties of $3,750 based upon sales, which are payable over the next five years. In addition, the Company may be required to pay additional consideration of up to $3,700 based upon future revenues of the business. On January 9, 1998, the Company borrowed $8,200 from the existing Credit Agreement with Chase Manhattan Bank, of which $7,500 was used to finance the acquisition of Chiragene.

         Assets acquired are as follows (giving effect to the total purchase price):

         Receivables....................................          $      80
         Inventory......................................                156
         Equipment......................................              1,880
         Identifiable Intangibles.......................              4,260
         Residual Goodwill..............................              5,032
         Deferred Revenue...............................                (80)
                                                                    -------
         Purchase Price.................................            $11,328
                                                                     ======

         The proforma information has not been included in these financial statements, it was deemed to be immaterial.

         (b) On May 12, 1998, Cambrex completed the acquisition of certain assets of the biopharmaceutical manufacturing and distribution business of Boehringer Ingelheim Bioproduct Partnership (BIBP) for $3,871, including acquisition costs of $621. The assets acquired include a state-of-the-art cell culture and media manufacturing facility in Verviers, Belgium, and inventory for certain cell culture, endotoxin detection and molecular biology products. The acquisition has been accounted for as a purchase transaction in which the purchase price has been allocated to the fair value of assets and liabilities acquired. The majority of the acquisition was funded through cash reserves.

         Assets acquired are as follows (giving effect to the total purchase price):

         Inventory........................................             $2,935
         Property, Plant and Equipment....................                936
                                                                          ---
         Purchase Price...................................             $3,871
                                                                        =====

         The proforma information has not been included in these financial statements, as it was deemed to be immaterial.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 in the first quarter of 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings, comprehensive income or statement of financial position.

(6)      Long-term Debt

         Long-term debt at June 30, 1998 and December 31, 1998 consists of the following:

                                       June 30,      December 31,
                                         1998            1997
                                       --------        --------

         Bank credit facilities        $197,300        $192,600
         Capital lease ........              73             100
         Notes payable ........           2,337           2,611
                                       --------        --------
               Subtotal .......         199,710         195,311
         Less:  current portion             724             986
                                       --------        --------
              Total ...........        $198,986        $194,325
                                       ========        ========

         The Company met all the bank covenants for the first six months of 1998.

(7)      Segment Information

         Following is a summary of business segment information as of June 30, 1998:

         GROSS SALES
         Biotechnology......................................     $ 32,002
         Pharmaceutical and fine chemicals..................      197,941
                                                                  -------
                                                                 $229,943
                                                                  =======

         OPERATING PROFIT
         Biotechnology......................................     $  5,116
         Pharmaceutical and fine chemicals..................       36,456
                                                                   ------
                                                                 $ 41,572
                                                                   =======

          NET INCOME
          Biotechnology.....................................     $  1,509
          Pharmaceutical and fine chemicals.................       18,520
                                                                   ------
                                                                 $ 20,029
                                                                   =======

         INDENTIFIABLE ASSETS
         Biotechnology......................................     $151,263
         Pharmaceutical and fine chemicals..................      421,936
         Corporate..........................................       27,467
                                                                   ------
                                                                 $600,666
                                                                  =======

(8)      Contingencies

         Refer to Form 10-K for the fiscal year ended December 31, 1997, for disclosure of existing contingencies related to environmental issues.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

RESULTS OF OPERATIONS

COMPARISON OF  SECOND QUARTER 1998 VERSUS SECOND QUARTER  1997

Results in the second quarter of 1998 were better than the same period a year ago due to the increased sales in our pharmaceutical categories, improved gross margin, the effect of the addition of BioWhittaker in the fourth quarter of 1997, and other revenues of $8,500 for royalties earned in the first half of 1998. Partially offsetting this income was a one-time charge of $3,420 in income taxes for the Italian Substitute tax election. The effective tax rate for the quarter ended June 1998 was 34.3% (excluding the Italian tax of $3,420) as compared with 32.0% in the same period in 1997. Increased selling, general and administrative expense are directly related to the addition of BioWhittaker and added research and development activities.

The following table shows the gross sales of the Company's six product categories included in two product segments: Biotechnology and Pharmaceutical and fine chemicals. The table is presented in dollars and as a percentage of the Company's total gross sales, as well as the net revenues and gross profit for the second quarter 1998 and 1997.

                                                                Second Quarter Ended June 30,
                                               -----------------------------------------------------------
                                                         1998                              1997
                                               -------------------------         -------------------------
                                                   $               %                 $               %
                                               --------        ---------         --------        ---------
Biotechnology .........................        $ 16,466            14.2%         $   --               --
                                               --------        ---------         --------        ---------
Pharmaceutical and fine chemicals:
    Active pharmaceutical ingredients .        $ 31,277            26.9%         $ 27,234            27.0%
    Pharmaceutical intermediates ......          20,696            17.8            19,385            19.2
    Organic intermediates .............          15,714            13.5            23,295            23.1
    Performance enhancers .............          19,496            16.8            18,822            18.7
    Polymer systems ...................          12,524            10.8            12,037            12.0
                                               --------        ---------         --------        ---------
Total Pharmaceutical and fine chemicals        $ 99,707            85.8%         $100,773           100.0%
                                               --------        ---------         --------        ---------
      Total gross sales ...............        $116,173           100.0%         $100,773           100.0%
                                               ========        =========         ========        =========
      Total net revenues ..............        $123,504                          $ 98,719
                                               ========                          ========
      Total gross profit ..............        $ 47,821                          $ 30,070
                                               ========                          ========

The following table shows the gross sales and gross profit of the Company's six product categories included in two product segments, and gross profit as a percentage of each product category, for the second quarter 1998 and 1997.

                                                          Gross                   Gross              Gross
                                                          Sales                  Profit $            Profit %
                                                          -----                  --------            --------
1998
Biotechnology:.......................................  $  16,466               $   7,458             45.3%
                                                         -------                 -------             ----
Pharmaceutical and fine chemicals:
    Active pharmaceutical ingredients................  $  31,277               $ 21,155(1)           67.6%
    Pharmaceutical intermediates.....................     20,696                   6,145             29.7
    Organic intermediates............................     15,714                   3,329             21.2
    Performance enhancers............................     19,496                   6,112             31.4
    Polymer systems..................................     12,524                   3,622             28.9
                                                         -------                 -------             ----
Total pharmaceutical and fine chemicals..............  $  99,707                $ 40,363             40.5%
                                                        --------                 -------             ----
     Total...........................................   $116,173                $ 47,821             41.2%
                                                         =======                 =======             =====

(1) Includes Royalty Income of $8,500.

                                                      Gross                  Gross               Gross
                                                      Sales                 Profit $            Profit %
1997
Biotechnology: ........................              $   --                $   --                 -- %
                                                     --------              --------              ----
Pharmaceutical and fine chemicals:
    Active pharmaceutical ingredients .              $ 27,234              $ 11,938                43.8%
    Pharmaceutical intermediates ......                19,385                 4,816                24.8
    Organic intermediates .............                23,295                 4,038                17.3
    Performance enhancers .............                18,822                 5,114                27.2
    Polymer systems ...................                12,037                 4,164                34.6
                                                     --------              --------              ----
Total pharmaceutical and fine chemicals              $100,773              $ 30,070                29.8%
                                                     --------              --------              ----
     Total ............................              $100,773              $ 30,070                29.8%
                                                     ========              ========              ====

Gross sales in the second quarter 1998 increased 15% to $116,173 compared to $100,773 in the second quarter 1997. The increase included the benefit of the BioWhittaker acquisition with sales of $16,466, as well as growth in all of the Company's product categories except organic intermediates, which decreased 32.5%.

The effect of foreign currency exchange rates on gross sales for the second quarter 1998 shows a reduction in sales of $100 compared to the exchange rates used in 1997.

Cambrex's results include other revenue of $8,500 for royalties earned in the first and second quarters of 1998, related to a license agreement signed in late 1997 with a major customer for the use of intellectual property. This is a multi-year agreement and is expected to result in additional royalties in future quarters, although the amounts will be smaller.

Biotechnology includes the sales from BioWhittaker of $16,466. This category consists principally of cell culture products, including living cell cultures, cell culture media and cell culture media supplements, as well as endotoxin detection products. Second quarter 1998 sales from cell culture products were $11,021 and sales from endotoxin detection products were $4,688.

In April 1998, BioWhittaker Europe was formed as a result of the acquisition by Cambrex of the biopharmaceutical manufacturing and distribution business of Boehringer Ingelheim Bioproduct Partnership. The acquisition included a manufacturing facility in Belgium and a distribution network in Germany, Belgium, France and Italy. This facility is included in the results of the Biotechnology segment.

Active pharmaceutical ingredients of $31,277 were $4,043 (15%) above the second quarter 1997 due to increased shipments of gastro-intestinal products, used in the treatment of ulcerative colitis, to a major customer who had reduced inventories in the previous quarters of 1997. Products used as anti-infectives increased primarily due to sales of an anti-bacterial product which had no sales in 1997. Also contributing to the increased active pharmaceuticals were sales of an anti-anginal product, and another anti-bacterial product. Partially offsetting these increases were lower sales of a preparation used as an anti-ulcerative due to a change in customer order pattern. It is expected that the shipments of this product will be made in the third quarter 1998.

Pharmaceutical intermediates of $20,696 were $1,311 (7%) above the second quarter 1997 primarily due to sales of new products from our pilot plants, including a new drug intermediate to be used for the treatment of prostate cancer now in clinical trials with NDA filing scheduled for this year, as well as a new oral anti-asthma drug for which clinical trials are scheduled for the fourth quarter 1998. Another new product sold this quarter is used in an anti-fungal drug. This category had a decrease in x-ray media products due to a decision by one customer to manufacture the product themselves and from another customer to reduce inventories.

Organic intermediates of $15,714 were $7,581 (33%) below the second quarter 1997 due to reduced demand for pyridine and pyridine derivatives, as well as reduced feed additives business. The decrease in sales of pyridine was the result of a major customer adjusting production plans due to economic conditions in Asia, while another major customer for pyridine derivatives continues to draw down inventory. However, demand for pyridine derivatives is expected to increase as the result of new product applications. The reduction in feed additives includes Vitamin B3, used to increase growth rate and weight gain in farm animals, and 3-Nitro, for use in the poultry industry. Vitamin B3 was unfavorably affected by last year's high second quarter 1997 increase in sales before a price increase went into effect in July 1997. The reduced sales of 3-Nitro were due to a major customer returning to a normal ordering pattern after a period in 1997 when they were replenishing inventory levels. The entire pigment product line, after having increased in the first quarter 1998, was down from last year's second quarter due to the loss of a customer in late 1997, and weaker U.S. demand.

Performance enhancers of $19,496 were $674 (4%) above the second quarter 1997. Sales of Vitride(R), a proprietary reducing agent used to synthesize pharmaceuticals, was strong as production capacity was back to normal levels after an incident idled production for most of the second quarter 1997. Increased polymer and photographic sales were offset by decreases in specialty additives and fuel oil additives.

Polymer systems of $12,524 were $487 (4%) above the second quarter 1997 due to increased demand for a monomer used in high performance plastics by a major customer. The castor oil based coatings were below 1997 levels due to the market continuing to move from solvent based paints to water based paints.

Export sales from U.S. businesses of $16,384 in the second quarter 1998 compared to $12,060 in the second quarter 1997. International sales from our European operations totaled $42,939 for the same period in 1998 as compared with $40,685 in 1997.

Total gross profit of $47,821 increased by $17,751, or 59%, from the second quarter 1997 due mainly to the inclusion of the Biotechnology Segment, and the effect of royalty income of $8,500. The gross margin for all categories excluding the royalty income was 33.8%, up from 29.8% for the second quarter 1997. Excluding the contribution of the high margin Biotechnology Segment and the effect of royalty income, the gross margin percentage improved to 32.0%. The reduced gross margin in the Polymer Systems category was due to lower sales of the high margin castor based coating products. The gross margin for the pharmaceutical ingredients (excluding the royalty income) was 40.5% versus 43.8% in 1997 due to the general mix of bulk active sales.

Selling, general and administrative and research and development expenses as a percentage of gross sales was 20.4%, up from 15.7% in the second quarter 1997. The second quarter 1998 expense of $23,665 included $5,958 in expenses for our Biotechnology Segment acquired in the fourth quarter 1997, and $654 in expenses for the Chiragene facility acquired in the first quarter 1998. Excluding these expenses, the percent to gross sales (excluding the biotechnology and Chiragene sales) was 17.1%. The increased percent from 15.7% in 1997 to 17.1% in 1998 was primarily due to depreciation on the Renaissance computer system and increased research and development.

Net interest expense of $2,586 reflected an increase of $1,480 from 1997. This increase was due to the financing of the acquisition of BioWhittaker and Chiragene. The average interest rate was 6.5% in the second quarter 1998 versus 7.2% for the same period in 1997.

Other income of $203 for the quarter ended June 30, 1998 compares to $174 of other expense in the same period in 1997.

The provision for income taxes for the second quarter resulted in an effective rate of 34.3% (excluding the Italian Tax of $3,420) versus 32.0% for the comparable period in 1997. This increase was due to the effect of the BioWhittaker amortization expense not deductible for tax purposes.

In the second quarter 1998 a one-time charge of $3,420 in income taxes for the Italian substitute tax election was made. This election allows previously non-deductible goodwill of Cambrex's Italian subsidiary, Profarmaco, S.r.l., to be deducted. This one-time charge will have a total future tax benefit in the years 1999 to 2004 of approximately $8,000.

The Company's second quarter net income increased 23% to $10,886 compared with a net income of $8,852 in 1997.

COMPARISON OF FIRST SIX MONTHS OF 1998 VERSUS FIRST SIX MONTHS OF 1997

Results in the first half of 1998 were above the comparable 1997 period due to the increase in sales, improved gross profit margins, and the positive effect of the acquisition of BioWhittaker.

Sales increased by $36,029 in 1998 to $229,943, which included $32,002 in sales from BioWhittaker, compared to the same period a year ago. The effect of foreign currency exchange rates negatively impacted sales by $1,628 in the first half of 1998 versus 1997.

The following table shows the gross sales of the Company's six product categories included in two product segments: Biotechnology and Pharmaceutical and fine chemicals. The table is presented in dollars and as a percentage of the Company's total gross sales, as well as the net revenues and gross profit for the first half 1998 and 1997.

                                                                   Six Months Ended June 30,
                                               -------------------------------------------------------------
                                                          1998                              1997
                                               --------------------------         --------------------------
                                                  $                %                 $                %
                                               --------        ----------         --------        ----------
Biotechnology .........................        $ 32,002             13.9%         $   --                --
                                               --------        ----------         --------        ----------
Pharmaceutical and fine chemicals:
    Active pharmaceutical ingredients .        $ 60,709             26.4%         $ 54,386             28.0%
    Pharmaceutical intermediates ......          40,536             17.6            38,349             19.8
    Organic intermediates .............          34,849             15.2            41,615             21.5
    Performance enhancers .............          37,485             16.3            36,634             18.9
    Polymer systems ...................          24,362             10.6            22,930             11.8
                                               --------        ----------         --------        ----------
Total Pharmaceutical and fine chemicals        $197,941             86.1%         $193,914            100.0%
                                               --------        ----------         --------        ----------
      Total gross sales ...............        $229,943            100.0%         $193,914            100.0%
                                               ========        ==========         ========        ==========
      Total net revenues ..............        $237,106                           $190,613
                                               ========                           ========
      Total gross profit ..............        $ 86,771                           $ 57,809
                                               ========                           ========

Biotechnology sales of $32,002 includes $21,631 from cell culture products and $8,689 from endotoxin detection products.

Active pharmaceutical ingredients of $60,709 were up 11.6% over the first half of 1997 due to increased anti-infective and gastro-intestinal preparations.

Pharmaceutical intermediates of $40,536 increased 5.7% over the first half of 1997 due primarily to new products from our pilot plants and in our manufacturing facilities.

Organic intermediates of $34,849 decreased 16.3% from the first half of 1997 due to events reported for the second quarter 1998; economic conditions in Asia, reduced customer levels, loss of a customer in our pigments business and strong 1997 sales of feed additive products.

Performance enhancers of $37,485 increased 2.3% with increases in our Catalyst and Polymer products.

Polymer systems of $24,362 were up 6.2% due to increased demand in both the first and second quarters of 1998 of a monomer used in high performance plastics.

Export sales from U.S. businesses of $32,261 in the first half of 1998 compared to $23,311 in 1997. International sales from our European operations totaled $86,344 for the first six months of 1998 compared to $79,695 in 1997.

Total gross profit of $86,771 was $28,962 above 1997 due mainly to the inclusion of the Biotechnology Segment, and the effect of royalty income of $9,500. The gross margin for all product categories excluding the royalty income was 33.6%, up from 29.8% for the first half of 1997. Excluding the effect of the high margin Biotechnology Segment and the royalty income, the gross margin percentage was 31.1% for the first half of 1998.

Selling, general and administrative and research and development expenses as a percentage of gross sales was 19.7% in the first half of 1998, up from 16.1% in 1997. The increase is mainly due to the inclusion in 1998 of the Biotechnology Segment acquired in the fourth quarter 1997 Excluding the Biotechnology Segment the percent to gross sales was 17.0%.

The average interest rate was 6.4% in the first half 1998 versus 7.3% in 1997.

The provision for income taxes for the first half resulted in an effective rate of 35% (excluding the Italian Tax) versus 32% in 1997.

The first half 1998 included a one-time charge of $3,420 in income taxes for the Italian Substitute Tax election, which was made in the second quarter of 1998. This election allows previously non-deductible goodwill of Cambrex's Italian subsidiary, Profarmaro, S.r.l., to be deducted. This one-time charge will have a total future tax benefit in the years 1999 to 2004 of approximately $8,000.

The Company's net income for the first six months of 1998 increased 19% to $20,029 compared with a net income of $16,300 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1998, the Company generated cash flows from operations totaling $33,813, an increase of $10,819 over the same period a year ago. This increase in cash flows is due primarily to increased revenues, as well as increased current liabilities and other noncurrent assets and liabilities. The increase in the cash balance for the first six months 1998 was $10,538.

Capital expenditures were $17,311 in the first six months of 1998 as compared to $16,171 in the first six months of 1997. The major portion of the funds were used for plant upgrades including additional batch still capabilities at our facility in Harriman, NY, the purchase of additional land and building adjacent to the factory in Paullo, Italy, as well as various other costs incurred for plant upgrade. Nepera has also begun construction on a new Niacinimide (Vitamin
B3) plant which is expected to lower operating/production costs. Funds were also used for new business projects including the completion of two new pilot plants incorporating cGMP capabilities at two locations, and new production capabilities in Bayonne, NJ.

Proceeds from issuance of common stock of $4,174 increased sharply in the first half of 1998, due mostly to the exercise of stock options by a Company executive who recently retired.

During the first half of 1998, the Company paid cash dividends of $0.05 per share.

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by our foreign operations which are primarily denominated in the U.S. dollar, Deutsche mark and British pound sterling. The Company uses foreign currency forward exchange and put and call option contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The notional amount of these contracts is $22,018 which the Company estimates to be approximately 58% of the foreign currency exposure during the period covered resulting in a deferred currency loss of $252 at June 30, 1998. An additional $3,918 of the foreign currency exposure is protected through export financing.

Year 2000

The Year 2000 issue arose as the result of existing computer programs that use only the last two digits to refer to a year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, many computer applications could fail or create erroneous results.

The Company is conducting a comprehensive review of its computer systems to identify the systems that would be affected by the Year 2000 issue and is currently implementing plans to resolve such issues. Although no assurance can be given, the Company presently believes the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company will utilize both internal and external resources to reprogram and test its computer software for Year 2000 modifications. The Company anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. The cost of the Year 2000 project is not expected to be material, as the required changes to internally supported software are small relative to the updates performed in the normal course of business and changes to externally supported software are covered by service contracts. The assessment of the costs of the project and the timing of the completion of Year 2000 modifications is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

                           PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

Item 4.  Matters Submitted to a Vote of Securities Holders.

         Refer to Form 10-Q for the quarterly period ended March 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K

         a) The exhibits filed as part of this report are listed below.

              Exhibit No.                             Description

                 27                           Financial Data Schedule.

         b)   Reports on Form 8-K

              The registrant filed the following reports on Form 8-K during the second quarter of the year ended December 31, 1998.

                 Date of Report                      Items Reported
                 July 10, 1998                   Two-for-One Stock Split

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CAMBREX CORPORATION



                                        By   /s/Douglas MacMillan
                                             --------------------------------
                                             Douglas MacMillan
                                             Vice President
                                             (On behalf of the Registrant and
                                             as the Registrant's Principal
                                             Financial Officer)



Date:   August 13, 1998