Form 10-Q
period 1998-09-30
CAMBREX CORP
filed 1998-11-13
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 1998

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


                                 Yes  X  No

      As of November 1, 1998, there were 24,367,252 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                    For The Quarter Ended September 30, 1998

                                Table of Contents


                                                                        Page No.
                                                                        --------
Part I  Financial information

        Item 1. Financial Statements

                Condensed consolidated balance sheets as of
                September 30, 1998 and December 31, 1997                      2

                Condensed consolidated income statements
                for the three months and nine months
                ended September 30, 1998 and 1997                             3

                Condensed consolidated statements of comprehensive
                income for the three months and nine months
                ended September 30, 1998 and 1997                             4

                Condensed consolidated statements of cash flows
                for the nine months ended September 30, 1998 and 1997         5

                Notes to condensed consolidated financial
                statements                                                6 - 9

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations           10 - 18

Part II Other information

        Item 4. Matters Submitted to a Vote of Securities
                Holders                                                      19

        Item 6. Exhibits and Reports on Form 8-K                             19

Signatures                                                                   20

Exhibit 27 -   Financial Data Schedule                                       21

                         Part I - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                               September 30,   December 31,
                                                                   1998            1997
                                                               -------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents .............................      $  41,164       $  21,469
   Trade accounts receivable, less allowances for doubtful
     accounts of $1,276 and $1,705, respectively .........         61,961          55,733
   Other Receivables .....................................         14,192           6,150
   Inventories, net ......................................        107,417          91,733
   Deferred tax assets ...................................          7,123           5,947
   Prepaid expenses and other current assets .............          5,461           3,622
                                                                ---------       ---------
     Total current assets ................................        237,318         184,654

Property, plant and equipment, net .......................        251,207         237,342
Intangible assets, net ...................................        129,504         127,003
Other assets .............................................          3,173           3,427
                                                                ---------       ---------

     Total assets ........................................      $ 621,202       $ 552,426
                                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities ..............      $  70,192       $  58,471
   Income taxes payable ..................................          9,363           4,857
   Short-term debt .......................................          2,321           3,597
   Current portion of long-term debt .....................            610             986
                                                                ---------       ---------
     Total current liabilities ...........................         82,486          67,911

Long-term debt ...........................................        199,747         194,325
Deferred tax liabilities .................................         50,473          43,436
Other noncurrent liabilities .............................         22,595          20,800
                                                                ---------       ---------
     Total liabilities ...................................        355,301         326,472
                                                                ---------       ---------

Stockholders' equity:
   Common stock, $.10 par value; issued 26,410,624 and
       25,934,574 shares, respectively* ..................          2,638           1,295
   Additional paid-in capital ............................        158,400         154,406
   Retained earnings .....................................        122,938          96,027
   Additional minimum pension liability ..................           (186)           --
   Treasury stock, at cost; 2,085,372 and 2,081,122
      shares, respectively* ..............................         (9,775)         (9,458)
   Shares held in trust, at cost; 354,111 and 360,554
      shares, respectively* ..............................         (1,233)         (1,275)
   Cumulative other comprehensive income .................         (6,881)        (15,041)
                                                                ---------       ---------

     Total stockholders' equity ..........................        265,901         225,954
                                                                ---------       ---------

     Total liabilities and stockholders' equity ..........      $ 621,202       $ 552,426
                                                                =========       =========


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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                           Three months ended        Nine months ended
                                              September 30,            September 30,
                                         ---------------------    ---------------------
                                            1998        1997         1998        1997
                                         ---------   ---------    ---------   ---------
Gross sales ..........................   $ 104,423   $  82,638    $ 334,366   $ 276,552
   Commissions &  freight ............       1,361       1,546        4,442       5,470
   Sales, returns and allowances .....         476         382          813       1,252
                                         ---------   ---------    ---------   ---------
Net sales ............................     102,586      80,710      329,111     269,830
   Other revenues ....................       5,364         655       15,945       2,148
                                         ---------   ---------    ---------   ---------

Net revenues .........................     107,950      81,365      345,056     271,978

Cost of goods sold ...................      69,111      56,807      219,446     189,611
                                         ---------   ---------    ---------   ---------

Gross Profit .........................      38,839      24,558      125,610      82,367

Operating expenses:
   Selling, general and administrative
     expenses ........................      18,556      11,556       56,560      38,137
   Research and development ..........       3,307       2,418       10,502       7,057
   Restructuring charge ..............       1,400        --          1,400        --
                                         ---------   ---------    ---------   ---------
     Total operating expenses ........      23,263      13,974       68,462      45,194
                                         ---------   ---------    ---------   ---------

Operating profit .....................      15,576      10,584       57,148      37,173

Other (income) expenses:
   Interest expense - net ............       2,209         525        7,879       2,763
   Other (income)/expense - net ......         364        (966)         206        (586)
                                         ---------   ---------    ---------   ---------
Income before income taxes ...........      13,003      11,025       49,063      34,996

   Provision for income taxes ........       4,152       3,494       20,183      11,165
                                         ---------   ---------    ---------   ---------

Net income ...........................   $   8,851   $   7,531    $  28,880   $  23,831
                                         =========   =========    =========   =========

Weighted average shares outstanding:*
   Basic .............................      24,288      23,658       24,119      23,546
   Effect of dilutive stock options ..       1,195       1,152        1,258         649
                                         ---------   ---------    ---------   ---------
   Diluted ...........................      25,483      24,810       25,377      24,195
Earnings per share of common stock and
   common stock equivalents:*
   Basic .............................   $    0.36   $    0.32    $    1.20   $    1.02
                                         =========   =========    =========   =========
   Diluted ...........................   $    0.35   $    0.30    $    1.14   $    0.98
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)
                                 (in thousands)

                                     Three months ended      Nine months ended
                                        September 30,          September 30,
                                     -------------------    -------------------
                                       1998       1997        1998       1997
                                     --------   --------    --------   --------
Net income .......................   $  8,851   $  7,531    $ 28,880   $ 23,831

Other comprehensive income/(loss):
   Foreign currency translation
   adjustments* ..................      7,112       (877)      8,160    (19,355)
                                     --------   --------    --------   --------

Comprehensive income/(loss) ......   $ 15,963   $  6,654    $ 37,040   $  4,476
                                     ========   ========    ========   ========


------------
* The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.


See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                               Nine months ended
                                                                  September 30,
                                                            ------------------------
                                                               1998           1997
                                                            ---------      ---------
Cash flows from operating activities:
   Net income .........................................     $  28,880      $  23,831
   Depreciation and amortization ......................        30,192         22,450
   Deferred income taxes ..............................         5,863          1,366
   Changes in assets and liabilities (net of assets and
     liabilities acquired):
       Receivables, net ...............................       (13,377)         6,502
       Inventories ....................................       (11,431)        (7,276)
       Prepaid expenses and other current assets ......        (1,818)          (148)
       Accounts payable and accrued liabilities .......         7,798         (5,862)
       Income taxes payable ...........................         4,174          1,004
       Other noncurrent assets and liabilities ........         1,591           (324)
                                                            ---------      ---------
     Net cash provided by operating activities ........        51,872         41,543
                                                            ---------      ---------

Cash flows from investing activities:
   Capital expenditures ...............................       (30,596)       (25,395)
   Acquisition of businesses (net of cash acquired) ...       (15,199)      (111,400)
   Other investing activities .........................         1,923           --
                                                            ---------      ---------
     Net cash used in investing activities ............       (43,872)      (136,795)
                                                            ---------      ---------

Cash flows from financing activities:
   Dividends ..........................................        (1,927)        (1,762)
   Net (decrease) increase in short-term debt .........        (1,528)          (752)
   Long-term debt activity (including current portion):
     Borrowings .......................................        34,100        224,000
     Repayments .......................................       (29,124)      (104,861)
   Proceeds from the issuance of common stock .........         5,238          3,289
   Proceeds from the sale of treasury stock ...........          (218)           379
                                                            ---------      ---------
     Net cash provided by financing activities ........         6,541        120,293
                                                            ---------      ---------

Effect of exchange rate changes on cash ...............         5,154         (2,668)
                                                            ---------      ---------

Net increase in cash and cash equivalents .............        19,695         22,373

Cash and cash equivalents at beginning of period ......        21,469          7,353
                                                            ---------      ---------

Cash and cash equivalents at end of period ............     $  41,164      $  29,726
                                                            =========      =========

Supplemental disclosure:
   Interest paid (net of capitalized interest) ........     $  10,182      $   4,166
   Income taxes paid ..................................     $  12,548      $   2,820
   Depreciation expense ...............................     $  23,102      $  18,477


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

      The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(2)   Inventories

      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and include material, labor, and overhead. Inventories at September 30, 1998 and December 31, 1997 consist of the following:

                                                  September 30,        December 31,
                                                      1998                1997
                                                    --------            --------
Finished goods .........................            $ 50,444            $ 42,974
Work in process ........................              29,170              25,217
Raw materials ..........................              22,588              18,254
Fuel oil and supplies ..................               5,215               5,288
                                                    --------            --------
     Total .............................            $107,417            $ 91,733
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

(4)   Mergers and Acquisitions

      (a) On January 9, 1998, Cambrex acquired substantially all of the assets of the chiral intermediate business of Celgene Corporation (hereinafter renamed Chiragene). The total purchase price was $11,328, which has been accounted for using the purchase method of accounting and has resulted in residual goodwill of $5,032 to be amortized over 15 years. The purchase agreement included a payment of $7,500 at closing, plus an additional $78 in acquisition expenses, as well as minimum future royalties of $3,750 based upon sales, which are payable over the next five years. In addition, the Company may be required to pay additional consideration of up to $3,700 based upon future revenues of the business. On January 9, 1998, the Company borrowed $8,200 from the existing Credit Agreement with Chase Manhattan Bank, of which $7,500 was used to finance the acquisition of Chiragene. The proforma information has not been included in these financial statements, as it was deemed to be immaterial.

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

(6)   Long-term Debt

      Long-term debt at September 30, 1998 and December 31, 1997 consists of the following:

                                                   September 30,      December 31,
                                                       1998               1997
                                                     --------           --------
Bank credit facilities ...................           $198,100           $192,600
Capital lease ............................                 58                100
Notes payable ............................              2,199              2,611
                                                     --------           --------
     Subtotal ............................            200,357            195,311
Less:  current portion ...................                610                986
                                                     --------           --------
     Total ...............................           $199,747           $194,325
                                                     ========           ========

      The Company met all the bank covenants for the first nine months of 1998.

(7)   Segment Information

      Following is a summary of business segment information as of September 30, 1998:

GROSS SALES
Biotechnology .............................................             $ 48,506
Pharmaceutical and fine chemicals .........................              285,860
                                                                        --------
                                                                        $334,366
                                                                        ========

OPERATING PROFIT
Biotechnology .............................................             $  6,567
Pharmaceutical and fine chemicals .........................               50,581
                                                                        --------
                                                                        $ 57,148
                                                                        ========

 NET INCOME
 Biotechnology ............................................             $  1,505
 Pharmaceutical and fine chemicals ........................               27,375
                                                                        --------
                                                                        $ 28,880
                                                                        ========

INDENTIFIABLE ASSETS
Biotechnology .............................................             $158,896
Pharmaceutical and fine chemicals .........................              440,637
Corporate .................................................               21,669
                                                                        --------
                                                                        $621,202
                                                                        ========

(8)   Contingencies

      Refer to Form 10-K for the fiscal year ended December 31, 1997, for disclosure of existing contingencies related to environmental issues.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

RESULTS OF OPERATIONS

COMPARISON OF  THIRD QUARTER 1998 VERSUS THIRD QUARTER  1997

The results for the third quarter of 1998 were above the same period a year ago due to increased sales of Active Pharmaceutical Ingredients, Organic Intermediates and Performance Enhancers, improved gross margins, the effect of the addition of BioWhittaker in the fourth quarter of 1997, and other revenues of $4,400 for royalties earned in the third quarter of 1998. Partially offsetting this income was a restructuring charge of $1,400. The effective tax rate for the quarter ended September 1998 was 32%, consistent with the third quarter in 1997. Increased selling, general and administrative expense are directly related to the addition of BioWhittaker, added research and development activities, and the restructuring charge.

The following table shows the gross sales of the Company's six product categories included in two product segments: Biotechnology and Pharmaceutical and fine chemicals. The table is presented in dollars and as a percentage of the Company's total gross sales, as well as the net revenues and gross profit for the third quarter 1998 and 1997.


                                              Third Quarter Ended September 30
                                           ---------------------------------------
                                                  1998                1997
                                           -----------------     -----------------
                                               $         %           $         %
                                           --------    -----     --------    -----
Biotechnology .........................    $ 16,504     15.8%$       --        --
                                           --------    -----     --------    -----
Pharmaceutical and fine chemicals:
    Active pharmaceutical ingredients .    $ 27,146     26.0%    $ 25,985     31.4%
    Pharmaceutical intermediates ......      16,749     16.1       18,743     22.7
    Organic intermediates .............      13,607     13.0       10,722     13.0
    Performance enhancers .............      19,036     18.2       15,811     19.1
    Polymer systems ...................      11,381     10.9       11,377     13.8
                                           --------    -----     --------    -----
Total Pharmaceutical and fine chemicals    $ 87,919     84.2%    $ 82,638    100.0%
                                           --------    -----     --------    -----
      Total gross sales ...............    $104,423    100.0%    $ 82,638    100.0%
                                           ========    =====     ========    =====
      Total net revenues ..............    $107,950              $ 81,365
                                           ========              ========
      Total gross profit ..............    $ 38,839              $ 24,558
                                           ========              ========

The following table shows the gross sales and gross profit of the Company's six product categories included in two product segments, and gross profit as a percentage of each product category, for the third quarter 1998 and 1997.

                                                  Gross      Gross       Gross
                                                  Sales     Profit $    Profit %
                                                  -----     --------    --------
1998
Biotechnology:..............................    $ 16,504    $  7,907      47.9%
                                                --------    --------    ------
Pharmaceutical and fine chemicals:
    Active pharmaceutical ingredients ......    $ 27,146    $ 16,256      59.9%
    Pharmaceutical intermediates ...........      16,749       4,644      27.7
    Organic intermediates ..................      13,607       2,455      18.0
    Performance enhancers ..................      19,036       4,213      22.1
    Polymer systems ........................      11,381       3,364      29.6
                                                --------    --------    ------
Total pharmaceutical and fine chemicals ....    $ 87,919    $ 30,932      35.2%
                                                --------    --------    ------
     Total .................................    $104,423    $ 38,839      37.2%
                                                ========    ========    ======


                                                 Gross       Gross       Gross
                                                 Sales      Profit $    Profit %
                                                 -----      --------    --------
1997
Biotechnology: .............................    $   --      $   --         --%
                                                --------    --------    ------
Pharmaceutical and fine chemicals:
    Active pharmaceutical ingredients ......    $ 25,985    $ 10,375      39.9%
    Pharmaceutical intermediates ...........      18,743       5,216      27.8
    Organic intermediates ..................      10,722         969       9.0
    Performance enhancers ..................      15,811       4,521      28.6
    Polymer systems ........................      11,377       3,477      30.6
                                                --------    --------    ------
Total pharmaceutical and fine chemicals ....    $ 82,638    $ 24,558      29.7%
                                                --------    --------    ------
     Total .................................    $ 82,638    $ 24,558      29.7%
                                                ========    ========    ======

Gross sales in the third quarter 1998 increased 26% to $104,423 compared to $82,638 in the third quarter 1997. The increase included the benefit of the BioWhittaker acquisition with sales of $16,504, as well as growth in the Active Pharmaceutical Ingredients, (up 4.5%), Organic Intermediates, (up 26.9%) and Performance Enhancers (up 20.4%). Polymer Systems were at the same level as 1997 and Pharmaceutical Intermediates were down 10.6%.

Cambrex's results include other revenue of $4,400 for royalties earned in the third quarter of 1998, related to a license agreement signed in late 1997 with a major customer for the use of intellectual property. This is a multi-year agreement and is expected to result in additional royalties in future quarters, although the amounts will be smaller.

Biotechnology includes the sales from BioWhittaker of $16,504. This category consists principally of cell culture products, including living cell cultures, cell culture media and cell culture media supplements, as well as endotoxin detection products. Third quarter 1998 sales from cell culture products were $10,591 and sales from endotoxin detection products were $5,029.

Active pharmaceutical ingredients of $27,146 were $1,161 (5%) above the third quarter 1997 due to increased shipments of central nervous system products, including a new product produced in our Zeeland, Michigan pilot plant ($0.5 million). Products used as anti-infectives increased primarily due to continued new sales of an anti-bacterial product which had no sales in 1997. Also contributing to the increased active pharmaceuticals were sales of a new product used in the treatment of prostate cancer. Partially offsetting these increases were lower sales of a preparation used as an anti-ulcerative due to a change in customer order pattern.

Pharmaceutical intermediates of $16,749 were $1,994 (11%) down from the third quarter 1997 primarily due to reduced sales of x-ray contrast media products, a customer reducing inventories, and another customer deciding to manufacture themselves. Additionally, a product used for a protease inhibitor in the treatment of AIDS was adversely affected by the timing of product orders. Offsetting these reductions were $1.2 million in increases in various new products.

Organic intermediates of $13,607 were $2,885 (27%) above the third quarter 1997 due to increased demand for feed additive products. The third quarter experienced a strong increase in sales of feed grade Vitamin B3 products, used to enhance growth rate and weight in farm animals. This increase is primarily attributed to unusually high shipments in the second quarter 1997 to a customer before prices increased in July 1997 which had resulted in low third quarter 1997 sales. Another feed additive, 3-Nitro, for use in the poultry industry had a strong quarter compared to the third quarter 1997 when equipment replacement projects in 1997 lowered production.

Performance enhancers of $19,036 were $3,225 (20%) above the third quarter 1997. Sales of THPE, a polycarbonate additive, increased due to a customer's timing of production campaigns and growth in their export markets. Specialty additives also increased due to continued strong demand for castor oil products.

Polymer systems of $11,381 were at the same level as the third quarter 1997 with increased demand for products to the telecommunications market offsetting lower demand for a monomer used in high performance plastics due to the order pattern of a key customer.

Export sales from U.S. businesses of $15,235 in the third quarter 1998 compared to $9,100 in the third quarter 1997. International sales from our European operations totaled $35,955 for the same period in 1998 as compared with $36,165 in 1997.

Total gross profit of $38,839 increased by $14,281, or 58.2%, from the third quarter 1997 due mainly to the inclusion of the Biotechnology Segment, and the effect of royalty income of $4,400. The gross margin for all categories excluding the royalty income was 33.0%, up from 29.7% for the third quarter 1997. Excluding the contribution of the high margin Biotechnology Segment and the effect of royalty income, the gross margin percentage improved to 30.2%. The reduced gross margin in the Performance Enhancers category was due to higher sales of low margin commodity castor oil. The gross margin for the active pharmaceutical ingredients (excluding the royalty income) was 43.7% versus 39.9% in 1997 due to the general mix of bulk active sales.

Selling, general and administrative, research and development expenses, and the restructuring charge as a percentage of gross sales was 22.3%, up from 16.9% in the third quarter 1997. The third quarter 1998 expense of $23,263 included the $1,400 restructuring charge, $6,442 in expenses for our Biotechnology Segment acquired in the fourth quarter 1997, and $700 in expenses for the Chiragene facility acquired in the first quarter 1998. Excluding these expenses, the percent to gross sales (excluding the biotechnology and Chiragene sales) was 16.8%, the same level as the third quarter 1997.

The restructuring charge of $1.4 million includes the non-recurring costs resulting from the consolidation of administrative and management functions within the Pharmaceutical and Fine Chemicals group, the Specialty Chemicals group and Corporate headquarters, which resulted in the reduction of 44 employees. These costs are primarily related to severance paid to terminated employees.

Certain actions were taken in the third quarter for the acquisition reorganization plan at our BioWhittaker facility of approximately $1.4 million for the termination of 28 employees. This plan was part of the final purchase accounting adjustments made in the third quarter 1998. In addition, BioWhittaker favorably concluded a patent infringement dispute and will receive a cash payment of approximately $5.4 million. This settlement, as well as the settlement of other acquisition contingencies of approximately $1.6 million, are part of the final purchase accounting adjustments made in the third quarter 1998. As a result of finalizing the purchase accounting, the net impact on goodwill, including the tax effect, was a reduction of approximately $896.

Net interest expense of $2,209 reflected an increase of $1,684 from 1997. This increase was due to the financing of the acquisition of BioWhittaker and Chiragene. The average interest rate was 6.5% in the third quarter 1998 versus 6.9% for the same period in 1997.

Other expense of $364 for the quarter ended September 30, 1998 was $1,330 higher than the $966 of other income in the third quarter 1997. The third quarter 1997 included a one-time gain of $0.9 million on a foreign currency denominated loan.

The provision for income taxes for the second quarter resulted in an effective rate of 31.9% versus 32.0% for the comparable period in 1997.

The Company's third quarter net income increased 18% to $8,851 compared with a net income of $7,531 in 1997.

COMPARISON OF FIRST NINE MONTHS OF 1998 VERSUS FIRST NINE MONTHS OF 1997

Results in the first nine months of 1998 were above the comparable 1997 period due to the increase in sales, royalty income, improved gross profit margins, and the positive effect of the acquisition of BioWhittaker.

Sales increased by $57,814 in 1998 to $334,366, which included $48,506 in sales from BioWhittaker, compared to the same period a year ago. The effect of foreign currency exchange rates negatively impacted sales by $1,934 in the first nine months of 1998 versus 1997.

The following table shows the gross sales of the Company's six product categories included in two product segments: Biotechnology and Pharmaceutical and fine chemicals. The table is presented in dollars and as a percentage of the Company's total gross sales, as well as the net revenues and gross profit for the first nine months of 1998 and 1997.


                                               Nine Months Ended September 30,
                                           --------------------------------------
                                                  1998                1997
                                           ------------------   -----------------
                                               $          %         $         %
                                           --------     -----   --------    -----
Biotechnology .........................    $ 48,506      14.5%  $   --        --
                                           --------     -----   --------    -----
Pharmaceutical and fine chemicals:
    Active pharmaceutical ingredients .    $ 87,855      26.3%  $ 80,371     29.1%
    Pharmaceutical intermediates ......      57,285      17.1     57,092     20.6
    Organic intermediates .............      48,456      14.5     52,337     18.9
    Performance enhancers .............      56,521      16.9     52,445     19.0
    Polymer systems ...................      35,743      10.7     34,307     12.4
                                           --------     -----   --------    -----
Total Pharmaceutical and fine chemicals    $285,860      85.5%  $276,552    100.0%
                                           --------     -----   --------    -----
      Total gross sales ...............    $334,366     100.0%  $276,552    100.0%
                                           ========     =====   ========    =====
      Total net revenues ..............    $345,056             $271,978
                                           ========             ========
      Total gross profit ..............    $125,610             $ 82,367
                                           ========             ========
Gross Profit % of Gross Sales .........        37.6%                29.8%
                                           ========             ========

Biotechnology sales of $48,506 includes $32,214 from cell culture products and $13,715 from endotoxin detection products.

Active pharmaceutical ingredients of $87,855 were up 9.3% over the first nine months of 1997 due to increased anti-infective, central nervous and diuretics products.

Pharmaceutical intermediates of $57,285 are at the same level as the first nine months of 1997 with increased health related products offsetting the lower X-ray contrast media.

Organic intermediates of $48,456 decreased 7.4% from the first nine months of 1997 due to reduced demand for crop protection products directly related to the economic conditions in Asia, and loss of a customer in our pigments business. These reductions have been partially offset by feed additives products, with increased sales of feed grade Vitamin B3 and 3-Nitro.

Performance enhancers of $56,521 increased 7.8% with increases in our Specialty Additives, Catalyst and Polymer products.

Polymer systems of $35,743 were up 4.2% due to increased demand for a monomer used in high performance plastics and a strong third quarter for the telecommunications products.

Export sales from U.S. businesses of $46,518 in the first nine months of 1998 compared to $32,411 in 1997. International sales from our European operations totaled $122,299 for the first nine months of 1998 compared to $115,859 in 1997.

Total gross profit of $125,610 was $43,243 above 1997 due mainly to the inclusion of the Biotechnology Segment, and the effect of royalty income of $13,900. The gross margin for all product categories excluding the royalty income was 33.4%, up from 29.8% for the first nine months of 1997. Excluding the effect of the high margin Biotechnology Segment and the royalty income, the gross margin percentage was 30.8% for the first nine months of 1998.

Selling, general and administrative and research and development expenses as a percentage of gross sales was 20.5% in the first nine months of 1998, up from 16.3% in 1997. The increase is mainly due to the inclusion in 1998 of the Biotechnology Segment acquired in the fourth quarter 1997, Chiragene acquired in January 1998 and the third quarter 1998 restructuring charge of $1.4 million. Excluding the Biotechnology Segment and the restructuring charge, the percent to gross sales was 16.5%.

The average interest rate was 6.5% in the first nine months 1998 versus 7.2% in 1997.

The first nine months of 1998 included a one-time charge of $3,420 in income taxes for the Italian Substitute Tax election, which was made in the second quarter of 1998. This election allows previously non-deductible goodwill of Cambrex's Italian subsidiary, Profarmaro, S.r.l., to be deducted. This one-time charge will have a total future tax benefit in the years 1999 to 2004 of approximately $8,000.

The provision for income taxes for the first nine months resulted in an effective rate of 34% (excluding the Italian Tax) versus 32% in 1997.

The restructuring charge of $1.4 million includes the non-recurring costs resulting from the consolidation of administrative and management functions within the Pharmaceutical and Fine Chemicals group, the Specialty Chemicals group and Corporate headquarters which resulted in the reduction of 44 employees. These costs are primarily related to severance paid to terminated employees.

Certain actions were taken in the third quarter for the acquisition reorganization plan at our BioWhittaker facility of approximately $1.4 million for the termination of 28 employees. This plan was part of the final purchase accounting adjustments made in the third quarter 1998. In addition, BioWhittaker favorably concluded a patent infringement dispute and will receive a cash payment of approximately $5.4 million. This settlement, as well as the settlement of other acquisition contingencies of approximately $1.6 million, are part of the final purchase accounting adjustments made in the third quarter 1998. As a result of finalizing the purchase accounting, the net impact on goodwill, including the tax effect, was a reduction of approximately $896.

The Company's net income for the first nine months of 1998 increased 21% to $28,880 compared with a net income of $23,831 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1998, the Company generated cash flows from operations totaling $51,872, an increase of $10,329 over the same period a year ago. This increase in cash flows is due primarily to increased revenues, as well as increased current liabilities and income taxes payable. The increase in the cash balance for the first nine months 1998 was $19,695.

Capital expenditures were $30,596 in the first nine months of 1998 as compared to $25,395 in the first nine months of 1997. The major portion of the funds were used for plant upgrades including additional batch still capabilities at our facility in Harriman, NY, the purchase of additional land and building adjacent to the factory in Paullo, Italy, as well as various other costs incurred for plant upgrade. Nepera has also begun construction on a new Niacinimide (Vitamin
B3) plant which is expected to lower operating/production costs. Funds were also used for new business projects including the completion of two new pilot plants incorporating cGMP capabilities at two locations, new production capabilities in Bayonne, NJ, and a new office at our facility in Sweden.

Proceeds from issuance of common stock of $5,238 increased sharply in the first nine months of 1998, due mostly to the exercise of stock options by a Company executive who recently retired.

During the first nine months of 1998, the Company paid cash dividends of $0.08 per share.

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by our foreign operations which are primarily denominated in the U.S. dollar, Deutsche mark and British pound sterling. The Company uses foreign currency forward exchange and put and call option contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The notional amount of these contracts is $21,105 which the Company estimates to be approximately 40% of the foreign currency exposure during the period covered resulting in a deferred currency gain of $367 at September 30, 1998. An additional $2,321 of the foreign currency exposure is protected through export financing.

YEAR 2000

The Year 2000 issue arose as the result of existing computer programs that use only the last two digits to refer to a year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, many computer applications could fail or create erroneous results.

Management has initiated a Company-wide program to prepare all our business computer systems, technical infrastructure and end user computing applications, or information technology systems ("IT"), for the year 2000. In addition, we will review the Supply Chain, Manufacturing, Environmental Operations and Research and Development facilities, or non-IT systems. The key objectives are to protect Cambrex against operational failures, demonstrate "due care" to mitigate any potential legal liability, and prepare contingency plans to help ensure our continued operation. During the fourth quarter of 1998, the Company is in the process of identifying a full time Year 2000 Program Manager in order to develop a comprehensive program covering all relevant areas of exposure. We will complete an assessment of Cambrex's 2000 Program by the first quarter 1999, complete appropriate verification and validation testing by the second quarter 1999 and implement corrective actions and retest as required from the second quarter to fourth quarter 1999.

The company believes that its information technology systems are already year 2000 compliant, due mostly to recent upgrades that were not the result of year 2000 issues. These upgrades include the implementation of the RenCS based financial and operating system at all locations, except BioWhittaker and our Italian subsidiary, who have programs in place to complete Year 2000 upgrades. An effectiveness assessment of this system is currently being done. We are also in the process of implementing a new Human Resource/Payroll System for our U.S. operations that was targeted for replacement for reasons other than Year 2000 issues. This system, which is 2000 compatible, will be operational as of January 1999 for all U.S. sites except BioWhittaker (by June 1999). Assessments of the Company's non-IT systems have been started; the implications and costs of which cannot be reasonably estimated at this time. Although they are not expected to be material, the Company is in the process of estimating these costs. Compliance letters have also been sent to third parties such as major inventory and technical suppliers. The Company believes that there may be a risk to itself, to customers, and to suppliers of possible failures of systems that are not under its direct control, including financial and government institutions, and transportation, utility and some other suppliers.

Although no assurance can be given, the Company presently believes the Year 2000 issue will not pose significant operational problems for the Company's information and non-information systems as so modified and converted. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the results of operations, cashflows and financial position of the Company. The Company does not currently have a contingency plan, but anticipates having all contingency actions identified by the second quarter 1999.

This year 2000 discussion contains forward looking statements based, in part, on assumptions such as the following: that the manufacturers of the Company's computer systems and software have correctly represented the year 2000 status of their products; that the Company's own investigation, remediation, and testing are successful. This discussion, and other forward-looking statements made in this quarterly report, are based on current expectations and are subject to the risks and uncertainties detailed in the Company's 1997 Form 10-K filing with the Securities and Exchange Commission. Actual results in the future may differ from those projected.

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




Date:    November 12, 1998