Form 10-K
period 1998-12-31
CAMBREX CORP
filed 1999-03-22
CIK 820081

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

            ONE MEADOWLANDS PLAZA,
         EAST RUTHERFORD, NEW JERSEY                               07073
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201)-804-3000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
         COMMON STOCK, $.10 PAR VALUE                     NEW YORK STOCK EXCHANGE

      (SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $532,685,089 as of February 28, 1999.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of February 28, 1999, there were 24,536,085 shares outstanding of the registrant's Common Stock, $.10 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1  BUSINESS.

GENERAL

     Cambrex Corporation (the "Company" or "Cambrex"), a Delaware corporation, began business in December 1981. The Company primarily provides products and services to the life sciences industries and operates in four segments: Human Health, Biotechnology, Animal Health/Agriculture and Specialty Business. Each of these segments include various product categories. The Human Health, Biotechnology and Animal Health/Agriculture segments facilitate all the ongoing analysis of the business in the area of life sciences. Currently, the Company's overall strategy for these segments is to focus on niche markets that have global opportunities, build on strong customer relations to enhance our new products pipeline, and support state-of-the-art technology, while being a leader in environmental, health and safety performance.

     Within each of the segments, the Company uses a consistent business approach:

     1.  Focus on niche products requiring significant technical expertise.

     2. Be a leading supplier of core products, for which price competition is not the primary market determinant.

     3. Review products on a continuing basis and eliminate those not meeting operating profit goals and replace those products with ones generating higher returns.

     Important objectives of the Company are to expand its operations through internal growth and to make strategic acquisitions of product lines, technology and companies that increase its position in niche markets.

     On October 3, 1997, the Company completed the acquisition of all of the outstanding common stock of BioWhittaker, Inc. ("BioWhittaker") for approximately $133,500. BioWhittaker, which is located on 116 acres in Walkersville, Maryland, develops, produces and sells cell culture and endotoxin detection products to the biotechnology and pharmaceutical industries for research and for the commercial manufacture of biopharmaceutical products. On May 12, 1998, Cambrex purchased the assets of the biopharmaceutical manufacturing and distribution business of Boehringer Ingelheim Bioproduct Partnership. The assets acquired include a state-of-the-art cell culture and media manufacturing facility in Verviers, Belgium, and inventory for certain cell culture, endotoxin detection and molecular biology products.

     On January 5, 1998, the Company completed the acquisition of the chiral intermediates business of Celgene Corporation for $7,500 plus future royalties of up to $7,500 based upon sales. The product line, which has been re-named Chiragene, will produce optically active, complex, organic compounds that are critical to the production of modern active pharmaceutical ingredients.

     On January 4, 1999, the Company acquired Poietic Technologies, Inc., the leading supplier of normal human cells of hemotopoietic origin. Terms of the transaction are $2.5 million cash and future consideration based on the performance of the business.

     On March 12, 1999, the Company announced the purchase of Irotec Laboratories, Ltd., a manufacturer of active pharmaceutical ingredients located in Cork, Ireland. Cambrex paid approximately $40,000 for the business, which includes a new $15,000 cGMP pharmaceutical manufacturing plant, that should come on line in the second quarter of 1999. In connection with the purchase, the Company signed a long-term agreement with Hexal AG, Germany's second largest generic pharmaceutical producer. The agreement covers the supply of an expected $50,000 to $75,000 of Active Pharmaceutical Ingredients (API) over the next five years.

---------------
(dollars in thousands, except share data)

PRODUCTS

     The Company uses its technical expertise in a wide range of chemical and biological processes to meet the needs of its customers for high quality products for specialized applications. The following table sets forth for the periods indicated information concerning gross sales from the Company's four segments:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998      1997(1)       1996
                                                     --------    --------    --------
Human Health.......................................  $194,766    $182,818    $174,398
Biotechnology......................................    65,968      13,577          --
Animal Health/Agriculture..........................    56,285      59,804      61,560
Specialty Business.................................   124,664     123,884     133,521
                                                     --------    --------    --------
  Gross Sales......................................  $441,683    $380,083    $369,479
                                                     ========    ========    ========

---------------
(1) Sales from BioWhittaker, acquired in October 1997, are included from the date of acquisition.

     Human Health: The Human Health Segment is classified into eight principal product groups: (1) Active Pharmaceutical Ingredients, (2) Pharmaceutical Intermediates, (3) Imaging Chemicals, (4) Personal Care Ingredients, (5) Biomedicals, (6) Catalysts, (7) Chiral Technology and (8) Nutraceuticals. These products are sold to a diverse group of more than 1,000 customers, with two customers accounting for 11% and 9% of 1998 sales in this segment. Many of these products are also sold through agents.

     This table summarizes the gross sales for this product segment.

                                                                                  %
                                               1998        1997      CHANGE     CHANGE
                                             --------    --------    -------    ------
Active Pharmaceutical Ingredients..........  $120,459    $110,461    $ 9,998       9%
Pharmaceutical Intermediates...............    24,844      23,430      1,414       6
Imaging Chemicals..........................    14,179      17,617     (3,438)    (20)
Personal Care Ingredients..................    16,777      16,453        324       2
Biomedicals................................     3,977       4,286       (309)     (7)
Catalysts..................................     8,281       6,554      1,727      26
Chiral Technology..........................     5,548       3,733      1,815      49
Nutraceuticals.............................       701         284        417     147
                                             --------    --------    -------     ---
          Total Human Health...............  $194,766    $182,818    $11,948       7%
                                             ========    ========    =======     ===

     The Active Pharmaceutical Ingredients are manufactured under FDA regulation (cGMP -- current Good Manufacturing Practices) for use as the active ingredients in prescription and over-the-counter drugs. Active Pharmaceutical Ingredient sales of $120,459 were $9,998 (9%) above the prior year due to strong demand for our gastro-intestinal products used for treating ulcerative colitis, and also due to shipments of a new anti-asthma drug and other new products. Active Pharmaceutical Ingredients include active ingredients used in products for gastro-intestinal, cardiovascular, endocrine, central nervous system, respiratory, diuretics, anti-infective, anti-inflammatory, immunology and various other uses.

     Pharmaceutical Intermediate sales of $24,844 were $1,414 (6%) above 1997 due to new products used in migraine medicine and central nervous system applications. These increases were partially offset by lower sales of aminodioxepin (AOA), a drug intermediate used in the production of a protease inhibitor for the treatment of AIDS, due to the demand for the end-use drug leveling off primarily from the filling of the distribution pipeline.

     Chiral Technology product sales of $5,548 were $1,815 (49%) above 1997 due to the sales from the acquisition of the chiral intermediates business (Chiragene) from Celgene Corporation in January 1998.

---------------
(dollars in thousands, except share data)

     Imaging Chemical (X-Ray Media) sales of $14,179 were $3,438 (20%) below the prior year due to a customer reducing inventories, and another customer deciding to manufacture on a captive basis. A third customer established a backup supplier, as was permitted under a 5-year supply agreement, which further reduced sales.

     Other product category changes from prior year were not significant.

     Biotechnology: This segment consists of cell culture products, including living cell cultures, cell culture media and cell culture media supplements, and endotoxin detection products supplied to the biotechnology and pharmaceutical industries. The Company manufactures more than 1,100 products which are sold to more than approximately 12,000 customers worldwide with no one customer accounting for more than 10% of sales in this category.

     This table summarizes the gross sales for this product segment:

                                                            1998       1997
                                                           -------    -------
Cell Culture.............................................  $43,795    $ 9,126
Endotoxin Detection......................................   18,852      3,539
Other....................................................    3,321        912
                                                           -------    -------
          Total Biotechnology............................  $65,968    $13,577
                                                           =======    =======

     Animal Health/Agriculture:  This segment consists of three product groups:
(1) Vitamin B3 used in feed additives and for veterinary products, (2) Animal Health Products used in disease prevention and (3) Agricultural Intermediates used in crop protection. These products are sold to approximately 200 customers. Three customers accounted for 31%, 20% and 13% of 1998 sales in this segment.

     This table summarizes the gross sales for this product segment:

                                                                                  %
                                                1998       1997      CHANGE     CHANGE
                                               -------    -------    -------    ------
Vitamin B3...................................  $12,814    $12,163    $   651      5%
Animal Health................................   17,614     17,471        143       1
Agricultural Intermediates...................   25,857     30,170     (4,313)    (14)
                                               -------    -------    -------     ---
          Total Animal Health/Agriculture....  $56,285    $59,804    $(3,519)     (6)%
                                               =======    =======    =======     ===

     Vitamin B3 sales of $12,814 were $651 (5%) above 1997 due to price increases put in place in late 1997 and volume increases to customers.

     Animal Health sales of $17,614, were roughly flat with 1997. Sales of organo-aresnical feed additives, the largest product in animal health remained at 1997 levels.

     Agricultural Intermediate sales of $25,857 were down $4,313 (14%) due to reduced demand for crop protection products directly related to the economic conditions in Asia.

     Specialty Business: This segment consists of two product groups: (1) Performance Enhancing Chemicals and (2) Polymer Systems. Performance Enhancing Chemicals are complex chemicals designed to impart special properties when small quantities are included in the formulation of specific products. These chemicals, which include over 100 products, are used in photography, pigments, polymers, fuel/oil additives, catalysts and other specialty additives. Polymer Systems are monomers or two component polymer systems for use in small volume, high performance applications. These polymers include applications used in coatings, telecommunications, electronics and engineering plastics. These products are sold to approximately 1,100 customers with no one customer accounting for over 10% of 1998 sales.

---------------
(dollars in thousands, except share data)

     This table summarizes the gross sales for this product category:

                                                                                  %
                                                1998        1997      CHANGE    CHANGE
                                              --------    --------    ------    ------
Performance Enhancing Chemicals.............  $ 81,853    $ 81,640     $213        0%
Polymer Systems.............................    42,811      42,244      567        1
                                              --------    --------     ----       --
          Total Specialty Business..........  $124,664    $123,884     $780        1%
                                              ========    ========     ====       ==

     Key sales increases in Performance Enhancing Chemicals resulted from increases in THPE, a polycarbonate additive, growth in export markets, and in castor oil based products, and were offset by decreases in photographic products.

     Polymer System sales of $42,811 were $567 (1%) above 1997, due to increased demand for a monomer used in high performance plastics offset by decreases in coating products.

MARKETING AND DISTRIBUTION

     The Company's Human Health segment generally includes high value, low volume products requiring significant technical expertise for their development and manufacture. Marketing generally requires significant cooperative effort among a small highly trained marketing staff, a technical staff who can assess the technical fit and estimate manufacturing economics, and the business management to determine the strategic and business fit. Such a process may take from two to five years before a commercial product is fully established. Because of this long lead time and the complexity of the technical efforts there are usually long-term relationships with major corporations who become significant customers. Sales of established products may be handled by agents in those areas where direct sales efforts are uneconomic.

     For the biotechnology segment, the Company markets and sells its products in the United States and Europe principally through its own direct sales force. The Company directly serves the European markets through its wholly owned subsidiaries, BioWhittaker UK LTD, located outside London, and BioWhittaker Europe located in Belgium. The remaining international markets are served principally through an extensive network of independent distributors.

     For the Specialty Business segment and some Animal Health/Agriculture segment products, marketing and distribution is more typical of specialty chemical companies, with products being sold to customers from inventory in volumes ranging from rail cars to five gallon containers. Sales may be handled by Company sales people, distributors or agents as appropriate.

RAW MATERIALS

     The Company uses a wide array of raw materials in the conduct of its businesses. The Company uses significant amounts of castor oil and compounds derived from petroleum feedstocks in manufacturing a limited number of its products. The Company believes it is one of the largest purchasers of castor oil in the United States, and has the ability to take delivery and store a large quantity of castor oil on site. Castor oil is used primarily in the manufacture of the Company's polymer systems for coatings, telecommunication, and electronic applications. Under advantageous market conditions, the Company sells this commodity in bulk quantities as simple castor oil derivatives. Castor oil, which is not produced in the United States, is an agricultural product, the market price of which is affected by natural factors relating to the castor bean crop from which the oil is produced. Castor oil is produced commercially in a few foreign countries, with India currently being the largest exporter. The Company has been able to obtain adequate supplies of castor oil generally at acceptable prices in the past and expects to be able to continue to do so in the future.

     Pyridine, which accounted for 6%, 7% and 8% of gross revenues in 1998, 1997 and 1996, respectively, is produced by the Company by a process involving the high temperature reaction of acetaldehyde, formalin and ammonia. Acetaldehyde is available from one supplier in North America. The price of acetaldehyde decreased

---------------
(dollars in thousands, except share data) approximately 12% during 1998 after increasing 13% in 1997. Formalin's feedstock is methanol, which experienced decreased prices in 1998 compared to 1997 due to higher natural gas inventories caused by warmer weather (methanol is made from natural gas). The Company obtains acetaldehyde and formalin pursuant to long-term supply contracts under which the price for the raw material adjusts to market conditions, with a time lag.

     For the biotechnology products, the Company buys materials from many suppliers and is generally not dependent on any one supplier or group of suppliers. Nonetheless, although there is a well-established market for raw fetal bovine serum, its price and supply are cyclical and fluctuate.

     The other key raw materials used by the Company are advanced organic intermediates and generally have been in adequate supply from multiple suppliers.

RESEARCH AND DEVELOPMENT

     The Company's research and development program is designed to increase the Company's competitiveness through improving its technology and developing processes for the manufacture of new products to meet customer requirements. The goals are to improve the Company's manufacturing processes so as to reduce costs, improve quality and increase capacity; and to identify market opportunities which warrant a significant technical effort, and offer the prospects of a long-term, profitable business relationship. Research and development activities are performed at most of the Company's manufacturing facilities in both the United States and Europe. Approximately 130 employees are involved directly in research and development activities worldwide.

     In February, 1997, the Company signed a cooperative agreement with Albany Molecular Research, Inc. of Albany, New York. The Company has and will continue to provide Albany Molecular Research financial support to develop processes specifically designed to fit into the Company's cGMP manufacturing facilities. In May, 1997, the Company formed an alliance with Fine Tech Ltd., of Technicon City, Israel, in which the Company has and will continue to provide Fine Tech funding over the next three years for process improvement on existing and newly-developed generic drugs to be manufactured in the Company's cGMP facilities. There have been three products brought to market as a result of these alliances and agreements, and the Company is evaluating several other products for possible commercialization. The estimated commitments for the research and development agreements over the next three years is approximately $1,300.

     The Company spent approximately $14,000, $10,600 and $9,200 in 1998, 1997 and 1996, respectively, on research and development efforts. The Company also incurred a one-time non-cash expense of $14,000 in 1997 related to the value of in-process research and development efforts underway at the time of the acquisition of BioWhittaker.

PATENTS AND TRADEMARKS

     The Company has patent protection in some of its product areas. However, the Company relies primarily on know-how in many of its manufacturing processes and techniques not generally known to other chemical companies for developing and maintaining its market position.

     The Company currently owns approximately 135 United States patents which have various expiration dates beginning in 1999 through 2015 and which cover selected items in each of the Company's major product areas. The Company also owns the foreign equivalent of many of its United States patents. In addition, the Company has applied for patents for various concepts and is in the process of preparing patent applications for other concepts. In conjunction with the acquisition of BioWhittaker, the Company acquired patent and other proprietary rights, which are material to the endotoxin detection products, allergy tests kits and the ELVIS(TM) cell culture products.

---------------
(dollars in thousands, except share data)

     The Company has trademarks registered in the United States and a number of foreign countries for use in connection with the Company's products and business. The Company believes that many of its trademarks are generally recognized in its industry. Such trademarks include Naturechem(R), Bufferite(R), Vitride(R), Clonetics(R), Auto-LAL(TM) and ELVIS(TM).

     The Company requires employees to sign confidentiality and non-compete agreements where appropriate.

COMPETITION

     Because of the nature of the Company's products in its Human Health and Animal Health/Agriculture segments and its strategic approach, it is not possible to identify a group of direct competitors. Where competition exists, it is typically specific to a certain product, or is focused early in the process, when an initial market position is being established. If the Company perceives significant competitive risk and a need for large technical or financial commitment, it generally negotiates long-term contracts or capital guarantees from its targeted customer before proceeding.

     In the Biotechnology segment, no one company is known to compete with the Company in all of its product groups, but in each group competition is offered by a number of companies, including, in some cases, firms substantially larger and with greater financial resources than the Company. The markets in which the Company competes are generally concentrated and are highly competitive, with competition centering on product specifications, quality, depth of product line, price, technical support, timely product development and speed of delivery.

     Competition for the Company's Specialty Business segment is more typical of chemical markets. Competition exists from other producers of the Company's products and from other products that may offer equivalent properties. Competition in these areas are generally based on customer service, product quality and pricing.

ENVIRONMENTAL AND SAFETY REGULATIONS AND PROCEEDINGS

     General: Production of certain of the Company's products involves the use, storage and transportation of toxic and hazardous materials. The Company's operations are subject to extensive international and domestic federal, state and local laws and regulations relating to the storage, handling, emission, transportation and discharge of materials into the environment and the maintenance of safe conditions in the work place. The Company maintains environmental and industrial safety and health compliance programs at its plants, and believes that its manufacturing operations are in general compliance with all applicable safety, health and environmental laws.

     The Company's acquisitions were made subject to known environmental conditions. Also, as with other companies engaged in the chemical business, risks of substantial costs and liabilities are inherent in certain plant operations and certain products produced at the Company's plants. Additionally, prevailing legislation tends to hold chemical companies primarily responsible for the proper disposal of their chemical wastes even after transferal to third party waste disposal facilities. Moreover, other future developments, such as increasingly strict environmental, safety and health laws and regulations, and enforcement policies thereunder, could result in substantial costs and liabilities to the Company and could subject the Company's handling, manufacture, use, reuse, or disposal of substances or pollutants at its plants to more rigorous scrutiny than at present. Although the Company has no direct operations and conducts its business through subsidiaries, certain legal principles that provide the basis for the assertion against a parent company of liability for the actions of its subsidiaries may support the direct assertion against the Company of environmental liabilities of its subsidiaries.

     Known environmental matters which may result in liabilities to the Company and the related estimates and accruals are summarized in Note #22 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

---------------
(dollars in thousands, except share data)

     Present and Future Environmental Expenditures: The Company's policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations. The Company believes it is in general compliance with such requirements and has adequate professional staff and systems in place to remain in compliance. In some cases, compliance can only be achieved by capital expenditures, and the Company made capital expenditures of approximately $2,900 in 1998, $2,800 in 1997, and $4,800 in 1996 for environmental projects. The Company anticipates that capital requirements will increase in subsequent years as a result of the Clean Air Act Amendments and other pending environmental laws. Additionally, as the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related expenditures will most likely increase. The Company considers costs for environmental compliance to be a normal cost of doing business, and includes such costs in pricing decisions.

EMPLOYEES

     At December 31, 1998 the Company had 1,750 employees worldwide (600 of whom were from international operations) compared with 1,790 employees at December 31, 1997 and 1,292 at December 31, 1996.

     All hourly plant employees at the Bayonne, New Jersey facility are represented by Local 8-406 of the Oil, Chemical and Atomic Workers International Union under a contract expiring September 17, 2001; the hourly plant employees at the Carlstadt, New Jersey plant are represented by the Amalgamated Industrial Union of East Orange, New Jersey under a contract expiring November 30, 2000; and the hourly plant employees at the Harriman, New York facility are represented by Local 810 of the International Brotherhood of Teamsters under a contract expiring June 30, 2001. Nordic and Profarmaco production, administration, scientific and technical employees are represented by various local and national unions. The contracts with these unions expire at various times through December 31, 1999. The Company believes its labor relations are satisfactory, and will begin negotiations for the renewal of contracts expiring in 1999.

SEASONALITY

     Like many other businesses in the life sciences and specialty chemicals industry, the Company experiences some seasonality. Operating results for any quarter, however, are not necessarily indicative of results for any future period. In particular, as a result of various factors such as acquisitions and plant shutdowns, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance.

EXPORT AND INTERNATIONAL SALES

     The Company exports numerous products to various areas, principally Western Europe, Asia and Latin America. Export sales from the Company's domestic operations in 1998, 1997 and 1996 amounted to $64,174, $48,852, and $50,243, respectively. Sales from international operations were $156,844 in 1998, $152,079 in 1997, and $151,466 in 1996. Refer to Note #20 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

---------------
(dollars in thousands, except share data)

ITEM 2  PROPERTIES.

     Set forth below is information relating to the Company's manufacturing facilities:

                                                 OPERATING
LOCATION                            ACREAGE     SUBSIDIARY        PRODUCT LINES MANUFACTURED
--------                           ---------   -------------   ---------------------------------
Bayonne, NJ......................    8 acres   CasChem         Personal Care Ingredients;
                                                               Biomedicals; Performance
                                                               Enhancers; Polymer Systems
Carlstadt, NJ....................    3 acres   Cosan           Performance Enhancers; Polymer
                                                               Systems
Harriman, NY.....................   29 acres   Nepera          Active Pharmaceutical Ingredients
                                                               Personal Care Ingredients;
                                                               Vitamin B3; Agriculture
                                                               Ingredients;
                                                               Performance Enhancers
Delaware Water Gap, PA...........   12 acres   Heico           Active Pharmaceutical
                                                               Ingredients; Chiral Technology;
                                                               Performance Enhancers; Polymer
                                                               Systems
North Haven, CT..................    4 acres   Humphrey        Performance Enhancers
Charles City, IA.................   57 acres   Salsbury        Active Pharmaceutical
                                                               Ingredients; Pharmaceutical
                                                               Intermediates; Imaging Chemicals;
                                                               Animal Health Products
                                                               Performance Enhancers
Zeeland, MI......................   14 acres   Zeeland         Pharmaceutical Intermediates;
                                                               Catalysts; Chiral Technology;
                                                               Performance Enhancers
Walkersville, MD.................  116 acres   BioWhittaker    Biotechnology
Verviers, Belgium................    9 acres   BioWhittaker    Biotechnology
                                               Europe
Middlesbrough, England...........   12 acres   Seal Sands      Pharmaceutical Intermediates;
                                                               Personal Care Ingredients;
                                                               Catalysts; Agriculture
                                                               Intermediates; Performance
                                                               Enhancers; Polymer Systems
Karlskoga, Sweden................   42 acres   Nordic          Active Pharmaceutical
                                                               Ingredients; Pharmaceutical
                                                               Intermediates; Imaging Chemicals;
                                                               Personal Care Ingredients;
                                                               Catalysts; Agriculture
                                                               Intermediates; Performance
                                                               Enhancers
Paullo (Milan), Italy............   13 acres   Profarmaco      Active Pharmaceutical Ingredients

     The Company owns all the above facilities and properties, with the exception of the twelve acre tract it leases in Middlesbrough, England. The Company also leases 18,000 square feet in Warren, NJ for its Chiragene facility. In addition, the Company owns thirty-one acres of undeveloped land adjacent to the North Haven facility, one hundred and three acres of undeveloped land adjacent to the Harriman facility, sixty-six acres of undeveloped land adjacent to the Zeeland facility and eighty-one acres used as grazing fields for the Company's animals in Walkersville, Maryland. The Company believes its facilities to be in good condition, well maintained and adequate for its current needs.

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

ITEM 3  LEGAL PROCEEDINGS.

     See "Environmental and Safety Regulations and Proceedings" under Item 1 and Note #22 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements with respect to various proceedings involving the Company in connection with environmental matters. The Company is party to a number of other proceedings also discussed in Note #22. Management is of the opinion that while the ultimate liability resulting from those proceedings, as well as environmental matters, may have a material effect upon the results of operations in any given year, they will not have a material adverse effect upon the Company's liquidity nor its financial position.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 10  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table lists the executive officers of the Company and the group executives of the Company's operating subsidiaries:

NAME                                     AGE                         OFFICE(1)
----                                     ---   ------------------------------------------------------
James A. Mack..........................  61    President and Chief Executive Officer
Douglas H. MacMillan...................  52    Vice President and Chief Financial Officer
Peter E. Thauer........................  59    Vice President, Law & Environment General Counsel &
                                               Corporate Secretary
Steven M. Klosk........................  41    Executive Vice President, Administration
Claes Glassell.........................  47    Vice President, Cambrex President, Pharmaceutical and
                                               Fine Chemicals Group
Salvatore J. Guccione..................  36    Vice President, Corporate Development
Ronnie D. Carroll......................  58    Vice President, Technology
Thomas N. Bird.........................  54    Vice President, Cambrex President, Biotechnology Group
John V. Van Hulle......................  41    Vice President, Cambrex President, Specialty Chemicals
                                               Group
Cyril C. Baldwin, Jr...................  71    Chairman of the Board

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

---------------
(dollars in thousands, except share data)

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

     Mr. Thauer was appointed Vice President, Law & Environment in December 1992, and General Counsel and Corporate Secretary in August 1989. From 1987 until he joined Cambrex, he was Counsel to the business and finance group of the firm of Crummy, Del Deo, Dolan, Griffinger and Vecchione. From 1971 to 1987, Mr. Thauer had held various positions with Avon Products, Inc., including U.S. Legal Department Head and Corporate Assistant Secretary.

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

     Mr. Glassell assumed the position of President, Pharmaceutical and Fine Chemicals Group in July 1998. Mr. Glassell was appointed President, International in November 1997. Mr. Glassell was appointed Vice President of Cambrex in November 1994. After extensive management experience at Nordic and Profarmaco, he joined Cambrex as a result of the 1994 acquisition of Nordic and Profarmaco. In 1989, he joined Nordic as President and CEO for Nordic's Chemistry Business. From 1986 to 1989, he worked for the agricultural division of Berol Europe Ltd.

     Mr. Guccione joined the Company in December 1995 as Vice President, Corporate Development. Prior to joining the Company, from 1993 to 1995, he held the position of Vice President and General Manager of the International Specialty Products (ISP) Personal Care Division. He also served as Director of Corporate Development for ISP.

     Dr. Carroll joined the Company in September 1997 as Vice President, Technology. Mr. Carroll had been with Bristol-Myers Squibb for 14 years, most recently as Vice President, Chemical Development for Bristol-Myers Squibb Technical Operations. Prior to working for Bristol-Myers Squibb, Dr. Carroll was with Pfizer, Inc. in Groton, CT.

     Mr. Bird was appointed President, Biotechnology Group in July 1998. Mr. Bird joined the Company in June 1997, as President of Nepera, Inc. He was previously President of the consulting firm of Bavier, Bulgar and Goodyear since 1994. Prior to that, Mr. Bird maintained various vice presidential positions with Commercial Intertech Corporation in their Fluid Purification Group.

     Mr. Van Hulle assumed the position President, Specialty Chemicals Group effective July 1998. Mr. Van Hulle was appointed President of the Specialty Chemicals Group in November 1997. Mr. Van Hulle was appointed President of CasChem, Inc. and Cosan Chemical Corporation in December 1994. He joined CasChem in July 1994 as Executive Vice President. For more than five years prior thereto he was General Manager of the Fine Chemicals Group for General Chemical Corporation, and had extensive experience with Air Products & Chemicals, Inc.

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

---------------
(dollars in thousands, except share data)

Environmental and Governance Committees of the Company's Board of Directors, and he is a director of Church & Dwight Co., Inc. and Congoleum Corporation.

                                    PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Effective March 5, 1998 the Company's Common Stock, $.10 par value, was listed on the New York Stock Exchange (NYSE), continuing under the symbol CBM. From November 15, 1990 to March 5, 1998, the Company's Common Stock had been traded on the American Stock Exchange (AMEX). The Common Stock previously had been quoted on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System. The following table sets forth the closing high and low sales prices of the Common Stock as reported on NYSE:

1998                                                          HIGH      LOW
----                                                          ----      ---
First Quarter...............................................  $25 1/4   $21
Second Quarter..............................................   29 7/16   25 3/8
Third Quarter...............................................   28 3/16   22 13/16
Fourth Quarter..............................................   29        19 5/8

1997                                                          HIGH      LOW
----                                                          ----      ---
First Quarter...............................................  $19 1/16  $16
Second Quarter..............................................   19 7/8    16 7/16
Third Quarter...............................................   26 3/16   19 13/16
Fourth Quarter..............................................   24 7/8    21 13/16

     As of March 13, 1999, the Company estimates that there were approximately 4,372 beneficial holders of the outstanding Common Stock of the Company.

     The quarterly dividend on common stock was $0.03 and $.025 per share for 1998 and 1997.

ITEM 6  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data of the Company for each of the years in the five year period ended December 31, 1998 are derived from the audited financial statements. The consolidated financial statements of the Company as of December 31, 1998 and December 31, 1997 and for each of the years in the three year period ended December 31, 1998 and the accountants' reports thereon are included elsewhere in this annual report. The data presented below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

---------------
(dollars in thousands, except share data)

                                                       YEARS ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                      1998(1)     1997(2)(3)      1996        1995      1994(4)
                                      --------    ----------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER-SHARE DATA)
INCOME DATA:
Gross sales.........................  $441,683     $380,083     $369,479    $368,070    $249,683
Net revenues........................   457,241      374,215      359,385     357,176     241,634
Gross profit........................   163,417      113,962      101,336      99,780      57,881
Selling, general and
  administrative....................    76,594       52,688       45,879      47,751      31,216
Research and development............    13,956       10,600        9,183       7,526       5,689
Non-recurring in-process R&D
  charge............................        --       14,000           --          --          --
Operating profit....................    72,867       36,674       46,274      44,503      20,976
Interest expense, net...............    10,227        5,330        5,799      10,508       4,581
Other (income) expense, net.........       945       (1,263)        (194)      2,779        (497)
Income before taxes.................    61,695       32,607       40,669      31,216      16,892
Net income..........................    39,102       17,776       28,225      19,670      11,126
EARNINGS PER SHARE DATA:
Earnings per common share and common
  share equivalents:
  Basic.............................  $   1.62     $   0.75     $   1.22    $   1.03    $   0.71
  Diluted...........................  $   1.54     $   0.73     $   1.19    $   0.98    $   0.66
Weighted average shares outstanding:
  Basic.............................    24,194       23,627       23,214      19,078      15,750
  Diluted...........................    25,412       24,419       23,792      20,106      17,022
DIVIDENDS PER COMMON
  SHARE.............................  $   0.11     $   0.10     $   0.09    $   0.07    $   0.07
BALANCE SHEET DATA: (at end of
  period)
  Working capital...................  $156,297     $116,743     $ 62,912    $ 69,865    $ 19,925
  Total assets......................   617,054      552,426      404,444     402,553     360,477
  Long-term obligations.............   191,372      194,325       60,152      99,643     115,975
  Total stockholders' equity........   276,853      225,954      229,045     189,484     101,966

---------------
(1) Includes royalty income of $19,298 in net revenues related to a technology license agreement with Mylan Laboratories for the use of intellectual property.

(2) Includes the results of BioWhittaker, Inc. from the date of acquisition effective October, 1997.

(3) Includes the non-recurring charge for in-process research and development associated with the acquisition of BioWhittaker.

(4) Includes the results of Seal Sands, Nordic and Profarmaco from their respective dates of acquisition, January 31, 1994 and October 12, 1994 and October 12, 1994, through December 31, 1994.

---------------
(dollars in thousands, except share data)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the selected consolidated financial information as a percentage of gross sales.

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                      1998         1997         1996
                                                      -----        -----        -----
Gross sales.........................................  100.0%       100.0%       100.0%
Net revenues........................................  103.5*        98.5         97.3
Gross profit........................................   37.0         30.0         27.4
Selling, general and administrative.................   17.3         13.9         12.4
Research and development............................    3.2          2.8          2.5
Non-recurring in-process R&D charge.................     --          3.6           --
Operating profit....................................   16.5          9.6         12.5
Interest expense....................................    2.3          1.4          1.6
Other (income) expense, net.........................    0.2         (0.3)        (0.1)
Net income..........................................    8.9          4.7          7.6

---------------
* Includes royalty income of $19,298.

     The Company's product mix has changed over the periods indicated, principally due to the BioWhittaker acquisition and management's continued focus on higher value pharmaceutical products.

     The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the years ended December 31, 1998, 1997 and 1996, as well as the gross profit by product category for 1998 and 1997.

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
GROSS SALES
  Human Health.....................................  $194,766    $182,818    $174,398
  Biotechnology....................................    65,968      13,577          --
  Animal Health/Agriculture........................    56,285      59,804      61,560
  Specialty Business...............................   124,664     123,884     133,521
                                                     --------    --------    --------
Total Gross Sales..................................  $441,683    $380,083    $369,479
                                                     ========    ========    ========
Total Net Revenues.................................  $457,241*   $374,215    $359,385
                                                     ========    ========    ========
Total Gross Profit.................................  $163,417    $113,962    $101,336
                                                     ========    ========    ========

---------------
* Includes royalty income of $19,298.

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                      1998         1997         1996
                                                      -----        -----        -----
GROSS SALES DISTRIBUTION
  Human Health......................................   44.1%        48.1%        47.2%
  Biotechnology.....................................   14.9%         3.6%         0.0%
  Animal Health/Agriculture.........................   12.8%        15.7%        16.7%
  Specialty Business................................   28.2%        32.6%        36.1%
                                                      -----        -----        -----
Total Gross Sales Distribution......................  100.0%       100.0%       100.0%
                                                      =====        =====        =====

---------------
(dollars in thousands, except share data)

            1998-1997 GROSS SALES & GROSS PROFIT BY PRODUCT CATEGORY

                                                                            1998
                                                               GROSS       GROSS
                                                               SALES      PROFIT $    PROFIT %
                                                              --------    --------    --------
Human Health................................................  $194,766    $ 92,441*     47.5%
Biotechnology...............................................    65,968      32,321      49.0%
Animal Health/Agriculture...................................    56,285      11,557      20.5%
Specialty Business..........................................   124,664      27,098      21.7%
                                                              --------    --------
          Total.............................................  $441,683    $163,417      37.0%
                                                              ========    ========

---------------

*Includes royalty income of $19,298.

                                                                            1997
                                                               GROSS       GROSS       GROSS
                                                               SALES      PROFIT $    PROFIT %
                                                              --------    --------    --------
Human Health................................................  $182,818    $ 67,779      37.1%
Biotechnology...............................................    13,577       6,696      49.3%
Animal Health/Agriculture...................................    59,804      10,621      17.8%
Specialty Business..........................................   123,884      28,866      23.3%
                                                              --------    --------
          Total.............................................  $380,083    $113,962      30.0%
                                                              ========    ========

  1998 Compared to 1997

     Gross sales in 1998 were $61,600 (16%) above 1997. Increases occurred in Human Health and Biotechnology. Animal Health/Agriculture products decreased compared to 1997, and the Specialty Business was at the same level as the prior year.

     The effect of foreign currency exchange rates on gross sales for the year resulted in a negative impact on sales of $2,026 compared to 1997. Gross sales for 1998 would have been $443,709 using 1997 exchange rates compared to 1997 sales of $380,083.

     The Human Health Segment gross sales of $194,766 were $11,948 (7%) above 1997. This segment's increases were in Active Pharmaceutical Ingredients, which were up $9,998 (9%), Pharmaceutical Intermediates, up $1,414 (6%) and Chiral Technology, up $1,815 (49%). Imaging Chemicals (X-Ray Media) were down $3,438 (20%) from 1997.

     Active Pharmaceutical Ingredient sales of $120,459 were $9,998 (9%) above the prior year due to strong demand for our gastro-intestinal products used for treating ulcerative colitis, and also due to shipments of a new anti-asthma drug and other new products. Active Pharmaceutical Ingredients include active ingredients used in products for gastro-intestinal, cardiovascular, endocrine, central nervous system, respiratory, diuretics, anti-infective, anti-inflammatory, immunology and various other uses. Pharmaceutical Intermediate sales of $24,844 were $1,414 (6%) above 1997 due to new products used in migraine medicine and central nervous system applications. These increases were partially offset by lower sales of aminodioxepin (AOA), a drug intermediate used in the production of a protease inhibitor for the treatment of AIDS, due to the demand for the end-use drug leveling off primarily from the filling of the distribution pipeline. Chiral Technology product sales of $5,548 were $1,815 (49%) above 1997 due to the sales from the acquisition of the chiral intermediates business (Chiragene) from Celgene Corporation in January 1998. Imaging Chemical (X-Ray Media) sales of $14,179 were $3,438 (20%) below the prior year due to a customer reducing inventories, and another customer deciding to manufacture on a captive basis. A third customer established a backup supplier as was permitted under a 5-year supply agreement, which further reduced sales. Other product category changes from prior years were not significant.

---------------
(dollars in thousands, except share data)

     The Biotechnology Segment gross sales of $65,968 are from the Company's BioWhittaker subsidiary which was acquired in the fourth quarter of 1997, and include their first full year sales as a Cambrex subsidiary. This segment consists principally of cell culture products, including living cell cultures, cell culture media and cell culture media supplements, as well as endotoxin detection products.

     Sales for 1998 from cell culture products were $43,795 and sales from endotoxin detection products were $18,852.

     The Animal Health/Agriculture Segment gross sales of $56,285 were $3,519 (6%) below the 1997 level with decreases in Agricultural Intermediates of $4,313 (down 14%). Vitamin B(3) was $651 (up 5%) above 1997 and Animal Health products were at the same level as 1997.

     Vitamin B(3) sales of $12,814 were $651 (5%) above 1997 due to price increases put in place in late 1997 and volume increases to customers. Animal Health sales of $17,614 was at the same level as 1997. Sales of organo-arsenical feed additives, the largest product in Animal Health, remained at 1997 levels. Agricultural Intermediate sales of $25,857 were down $4,313 (14%) due to reduced demand for crop protection products directly related to the economic conditions in Asia.

     The Specialty Business Segment gross sales of $124,664 increased $780 (1%) above 1997. Sales of Performance Enhancing Chemicals of $81,853 were at 1997 levels and Polymer System sales of $42,811 were $567 (1%) above 1997.

     Performance Enhancing Chemical sales include over 100 products used in photography, pigments, specialty polymers, fuel/or additives, catalysts, and other specialty additives. Key sales increases resulted from increases in THPE, a polycarbonate additive, with growth in export markets, and in castor oil based products and were offset by decreases in photographic products. Polymer System sales of $42,811 were $567 (1%) above 1997, due to increased demand for a monomer used in high performance plastics offset by decreases in coating products. Export sales from U.S. businesses of $64,174 in 1998 compared to $48,852 in 1997.

     Export sales from U.S. businesses were at $64,174 compared with $48,852 in 1997. International sales, comprised of all sites from our operations in Europe, totaled $156,844 as compared with $152,079 in 1997.

     Total gross profit of $163,417 was $49,455 above 1997 due mainly to the inclusion of the Biotechnology Segment for a full year, and the effect of royalty income of $19,298. (The 1997 gross profit included $1,000 in royalty income). The gross margin for all product segments excluding the royalty income was 32.6% up from 29.7% in 1997. The reduced gross margin in the Specialty Business segment was due to higher sales of low margin commodity castor oil. The gross margin for the Human Health Segment (excluding the royalty income) was $73,143 (37.6%) in 1998 versus $66,779 (36.5%) in 1997 due to the general mix of sales.

     The royalty income discussed above relates to a technology license agreement signed in late 1997 with Mylan Laboratories for the use of intellectual property related to three pharmaceutical ingredients. The company has been advised that Mylan will no longer enforce its exclusive access to the technology. The royalty arrangements under the agreements have also concluded. As previously reported, the company's exclusive license agreement is the subject of various lawsuits. The company has begun to sell these products on a non-exclusive basis in first quarter 1999. The Company anticipates that it will be able to replace a substantial portion of royalty revenues through sales with additional customers and price increases.

     Selling, general and administrative expenses as a percentage of gross sales was 17.3% in 1998, up from 13.9% in 1997. The increase is mainly due to the inclusion for the full year 1998 of the Biotechnology Segment acquired in the fourth quarter 1997, Chiragene acquired in January 1998 and the third quarter 1998 restructuring charge of $1,400. Excluding the effect of the Biotechnology Segment for the first nine months of 1998, the restructuring charge taken in the third quarter 1998, and the Chiragene expenses, SG&A expenses were $59,144 (13.4% of gross sales) versus $52,688 (13.7% of gross sales) in 1997. The Company incurred a restructuring charge of $1,400 which includes the non-recurring costs resulting from the consolidation of administrative and management functions and resulted in the reduction of 44 employees. These costs are

---------------
(dollars in thousands, except share data) primarily related to severance paid to terminated employees. In addition, certain actions were taken in the third quarter of 1998 for the acquisition reorganization plan at our BioWhittaker facility of approximately $1,400 for the termination of 28 employees. This plan was part of the final purchase accounting adjustments made in the third quarter 1998. In addition, BioWhittaker favorably concluded a patent infringement dispute and has received a cash payment of approximately $5,400 in 1998. This settlement, as well as the settlement of other acquisition contingencies of approximately $1,600, are part of the final purchase accounting adjustments in the third quarter 1998. As a result of finalizing the purchase accounting, the net impact on goodwill, including the tax effect, was a reduction of approximately $900. The Company conducts periodic reviews of its environmental and litigation matters, prepares estimates of the range of potential future costs of each matter wherever possible, and adjusts the accruals for environmental contingencies as circumstances warrant. In 1998, the Company incurred an additional $1,799 in environmental costs and reversed $800 from the reserve, thereby decreasing the total reserve by $2,599.

     Research and Development expenses of $13,956 were 3.2% of gross sales in 1998, and represented a 32% increase from 1997. This increase was mainly due to the inclusion of BioWhittaker for a full year, the acquisition of Chiragene in January 1998, and increased corporate commitment to underwrite spending on outside contract research.

     The operating profit in 1998 was $72,867 versus $50,674 in 1997 (excluding the effect of the non-recurring charge for in-process research and development of $14,000 in 1997).

     Net interest expense of $10,227 in 1998 reflected an increase of $4,897 from 1997. This increase was due to the financing of the acquisition of BioWhittaker and Chiragene. The average interest rate was 6.5% in 1998 versus 6.8% in 1997.

     Other expense of $945 for 1998 was $2,208 higher than the $1,263 of other income in 1997. The year 1997 included a one-time gain of $954 on a foreign currency denominated loan. Also included in other expense for 1998 were asset write-offs at our Zeeland, Michigan facility of $522.

     The year 1998 included a one-time charge of $3,420 in income taxes for the Italian Substitute Tax election, which was made in the second quarter of 1998. This election allows previously non-deductible goodwill of Cambrex's Italian subsidiary, Profarmaco, S.r.l., to be deducted. This one-time charge will have a total future tax benefit in the years 1999 to 2004 of approximately $8,000.

     The provision for income taxes for 1998 resulted in an effective rate of 31% (excluding the Italian Substitute Tax) versus 32% in 1997 (excluding the effect of the non-recurring charge for in-process research and development of $14,000 in 1997).

     The Company's net income for 1998 increased to $39,102 compared with a net income of $31,776 in 1997 (excluding the effect of the non-recurring charge for in-process research and development of $14,000 in 1997).

  1997 Compared to 1996

     Gross sales in 1997 were $10,604 above 1996. Increases in Human Health were offset by lower sales in our Animal Health/Agriculture and Specialty Business categories. Biotechnology sales (from the acquisition of BioWhittaker in the fourth quarter 1997) were $13,577.

     The effect of foreign currency exchange rates on gross sales for the year resulted in a reduction in sales of $8,551 compared to 1996. Gross sales for 1997 would have been $388,634 using 1996 exchange rates compared to 1996 sales of $369,479.

     The Human Health Segment gross sales of $182,818 were $8,420 (5%) above 1996. Increases in Active Pharmaceutical Ingredients of $6,652, Pharmaceutical Intermediates of $7,119, and Personal Care of $2,150, more than offset lower Imaging Chemicals (X-Ray Media) of $5,407.

---------------
(dollars in thousands, except share data)

     Active Pharmaceutical Ingredient sales of $110,461 were $6,652 (6%) above 1996 due mainly to the introduction of a new generic product in the Japanese market used as an anti-ulcerative, which resulted in new product sales of $6,264 in 1997. This increase was also attributable to sales of Isosorbide-5-mononitrate, used as a vasodilator in cardiovascular pretreatments, which had strong volume growth in 1997. Pharmaceutical Intermediate sales of $23,430 were $7,119 (44%) above 1996 due to the effect of sales of an advanced intermediate of a new protease inhibitor for AIDS treatment, and the manufacture of Aminopyridine, used in a variety of pharmaceutical products. Personal Care Ingredient sales of $16,453 were $2,150 (15%) above 1996, due to higher sales of several smaller products manufactured and sold to the European market.

     The Biotechnology Segment gross sales of $13,577 are from BioWhittaker since the date of acquisition. Their products include cell culture and endotoxin detection products.

     The Animal Health/Agriculture Segment gross sales of $59,804 were $1,756 (3%) below 1996. Animal Health sales decreased $678, Agricultural Intermediate sales decreased $1,501, but Vitamin B(3) sales increased $423.

     Vitamin B(3) sales of $12,163 increased 4% as compared to 1996 with volume increases in Europe partially offset by decreased pricing due to competitive pressure. Animal Health Product sales were $17,471, down 4% from 1996, mainly due to a decision to exit a low margin poultry additive. Agricultural Intermediate sales of $30,170 decreased $1,501 (5%) from 1996. The decrease was due to the unusual amount of a pyridine derivative used in the manufacture of herbicides shipped in 1996 under a renegotiated contract. The shipments in 1997 returned to normal levels. Pyridine, which is the largest agriculture product , was at 1996 levels.

     The Specialty Business Segment gross sales of was $123,884, decreased $9,637 (7%) from 1996. Performance Enhancing Chemical sales of $81,640 were down 7% compared to 1996 and Polymer System sales of $42,244 were down 8% from 1996.

     Performance Enhancing Chemical sales decreased $5,755 (7%). Pyridine derivatives returned to pre-1996 sales as the result of decreased demand in the Asian market. Photographic product sales decreased due to the expected reduction in volume by one-half of normal levels from a key customer. Polymer System sales of $42,244 decreased $3,881 (8%) as compared to 1996. Sales of engineering plastics decreased $2,000 (24%) from 1996 due to a major customer losing to a competitor their largest market of a product used in producing high performance plastics mainly used in the electronics industry. Coatings decreased $1,217 (6%) from 1996 due to reduced sales of low margin castor based products as a result of management's decision to focus on higher margin products, and Telecommunications product sales decreased $665 (4%) from 1996 primarily as a result of a major customer's decision to change their specification of an encapsulant product, but it took some time for customers to reduce existing inventories.

     Export sales from U.S. businesses were at $48,852 compared with $50,243 in 1996. International sales, comprised of all sales from our operations in Europe, totaled $152,079 as compared with $151,466 in 1996.

     Total gross profit in 1997 increased to $113,962, resulting in a higher gross margin percentage of 30.0% of gross sales compared with 27.4% in 1996. The gross margin increase was due to an improved product mix of sales to include higher active pharmaceutical ingredients and new pharmaceutical intermediates, production efficiencies, and increased plant throughput, in line with management's continued focus on higher performing, more profitable product lines. Excluding the BioWhittaker acquisition, the gross margin would have been 29.3%.

     Selling, general and administrative expenses as a percentage of gross sales were 13.9% in 1997, up from 12.4% in 1996. The 1997 expense of $52,688 was
$6,809 (15%) above 1996 primarily due to addition of BioWhittaker in the fourth quarter 1997 and incremental expenses associated with tax planning strategies. Expenses were reduced by a $2,400 recovery of previously incurred environmental costs as a result of a settlement with a prior owner of one of the Company's operating facilities. The Company conducts periodic reviews of its environmental and litigation matters, prepares estimates of the range of potential future costs of

---------------
(dollars in thousands, except share data) each matter wherever possible, and adjusts the accruals for environmental contingencies as circumstances warrant. No adjustments were made to this reserve in 1997.

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

     Net interest expense of $5,330 in 1997 reflected a decrease of $469 (8%) from 1996. The decrease was due to an average interest rate in 1997 of 6.8% compared to 7.4% in 1996 offset by the additional borrowings used to finance the BioWhittaker acquisition combined with an increase in the average outstanding debt.

     Other income in 1997 was $1,263 compared with $194 in 1996. Other income included a gain of $954 on the settlement of a foreign denominated loan. Additionally, 1997 other income included the final resolution and receipt of the settlement proceeds due from the 1996 premature termination of a contract by the customer of $766, offset by a charge of $507 for the settlement of a legal matter reached during the year.

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

  1996 compared to 1995

     Gross sales in 1996 were at the same level as 1995. Increases in the Human Health and Specialty Business Segment were offset by lower sales in our Animal Health/Agriculture Segment.

     The Human Health Segment gross sales of $174,398 was $4,136 (2%) above 1995. Increased Imaging Chemicals (X-Ray Media) of $3,648, and Chiral Technology of $2,829, offset Pharmaceuticals Intermediates which decreased $3,459.

     Active Pharmaceutical Ingredient sales were $103,809, the same level as 1995. The key products in this segment included gastrointestinal actives Sulfasalazine/mesalamin, used in the treatment of ulcerative colitis; cardiovasculars Diltiazem HcL and Sotalil Hcl; the endocrine preparation Glipizide; and respiratory Cromoglycate Sodium. Imaging Chemical sales (X-Ray media product), which include 5 NIPA compounds, of $23,024 increased $3,648 (19%) with the largest increase from one of our U.S. facilities, due to a shift in production by a major customer in 1996 from Europe to the U.S. Chiral Technology product sales of $5,537 increased $2,829 over 1995 due to the introduction of various new products. Pharmaceutical Intermediate sales of $16,311, decreased $3,459 (18%) due to the effect of the loss a significant customer contract and

---------------
(dollars in thousands, except share data) reduced demand for dextromethorphan intermediates (used in over-the-counter cough suppressants), partially offset by the initial sales of an advanced intermediate of a new protease inhibitor for AIDS treatment.

     The Animal Health/Agriculture Segment gross sales of $61,560 was down $6,588 (10%) from 1995. This segment includes Vitamin B(3), Animal Health Products, and Agricultural Intermediates.

     Vitamin B(3) sales of $11,740 decreased $6,774 (37%) due to reduced pricing and increased competition. Animal Health Product sales were $18,149, a decrease of 4% from 1995. Sales of organo-arsenical feed additives, the largest product in feed additives, was down 7% from 1995 due to escalated grain prices and increased price competition to end-users. Agricultural Intermediate sales of $31,671 increased $1,217 (4%) from 1995. The increase was due to the renegotiation of a contract for a pyridine derivative used in the manufacture of herbicides in the first quarter 1996. However, Pyridine, which is the largest product in crop protection, was down from 1995, due to a major customer purchasing at 1993 levels after two years (1994 and 1995) at above contract levels.

     The Specialty Business Segment was $133,521 an increase of $3,859 (3%) from 1995. This segment includes Performance Enhancing Chemical sales of $87,395 up $7,111 (9%) from 1995 and Polymer System sales of $46,216 down $3,252 (7%) from 1995.

     Performance Enhancing Chemical sales increased $7,111 over 1995. The key increases were pyridine derivatives shipments to world markets and customers not previously served, and gain in market share of PNBA, a pigment used in dyes and UV protection agents. Polymer System sales of $46,126 were down $3,252 from 1995. Telecommunications products decreased $4,901 from 1995 primarily as a result of the Company's strategic decision to no longer providing product to AT&T.

     Export sales from U.S. businesses were at $50,243 compared with $50,608 in 1995. International sales, comprised of all sales from our operations in Europe, totaled $151,466 as compared with $144,883 in 1995.

     During 1996, a contract with our U.S. facility in Zeeland, Michigan was terminated prematurely by the customer. A settlement had been agreed upon that entitles the Company to payments in 1996 and for the next three years. Accordingly, the Company recognized income, net of related costs, of approximately $1,100 during 1996.

     Total gross profit in 1996 increased to $101,336, resulting in a higher gross margin percentage of 27.4% of gross sales compared with 27.1% in 1995. The gross margin increase was due to an improved product mix of sales, production efficiencies, and increased plant throughput, in line with management's continued focus on higher performing, more profitable product lines.

     Selling, general and administrative expenses as a percentage of gross sales were 12.4% in 1996, down from 13.0% in 1995. The 1996 expense of $45,879 was $1,872 (4%) below 1995 primarily due to lower legal and environment costs. Such reductions are the result of recoveries from third parties and reserve reversals that exceeded our outlays related to remediation programs in 1996. The Company conducts periodic reviews of its environmental and litigation matters, prepares estimates of the range of potential future costs of each matter wherever possible, and adjusts the accruals for environmental contingencies as circumstances warrant. In 1996, this accrual was reduced by $1,000 to reflect the Company's remaining estimated exposure.

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

---------------
(dollars in thousands, except share data)

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow from operations was $80,686 for the year ended December 31, 1998 compared with $52,579 in 1997. The increase in cash flow is primarily due to increased revenues, as well as increased current liabilities and income taxes payable. Cash flows used in investing activities included capital expenditures of $43,007, the acquisition of the Chiragene facility and the acquisition of Boehringer Ingelheim Bioproduct Partnership (BIBP). Cash flows from financing activities included $10,325 in proceeds from the issuance of common stock due to the exercise of stock options offset by the payment of $2,658 in dividends and net repayment of debt of $4,836.

     Capital expenditures were $43,007 in 1998, $35,935 in 1997 and $32,396 in 1996. The largest expenditures in 1998 were for new business projects and plant upgrades. The Company completed two new business projects to construct pilot plants at Salsbury and Zeeland which incorporate cGMP facilities. New business projects also included additional batch still capabilities and the start of construction of a new Niacinamide (Vitamin B(3)) plant at Nepera, as well as a new plant for a polymer product starting up in the second quarter 1999 at CasChem. Plant upgrades included an office relocation and expansion at Nordic which allowed several locations to be combined and the purchase of additional land adjacent to Profarmaco.

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

     Under this agreement, the Company has pledged 66% of the common stock of the Company's foreign subsidiaries as collateral. The Agreement permits the Company to choose between various interest rate options. Under the Agreement, the interest rate options available to the Company are: (a) U.S. Prime rate or
(b) LIBOR plus the applicable margin (ranging from .225% to .5%) or (c) Competitive Bid at a LIBOR Rate Borrowing or a Fixed Rate Borrowing to be determined by auction. The applicable margin is adjusted based upon the Funded Indebtedness to Cash Flow Ratio of the Company. Additionally, the Company pays a commitment fee of between .15% to .25% on the entire portion of the Agreement.

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

     The undrawn borrowing availability under the Agreement as of December 31, 1998 and 1997 was $210,000 and $207,400 respectively. There is $190,000 outstanding as of December 31, 1998. Management is

---------------
(dollars in thousands, except share data) of the opinion that these amounts, together with cash flows from operations, are adequate for meeting the company's operating, financing and capital requirements.

     Effective May 28, 1998, the Company's Board of Directors approved a two-for-one split of the Company's Common Stock, $0.10 par value, in the form of one additional share of Common Stock for each share held.

     Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements.

FINANCIAL INSTRUMENTS

     The company is exposed to market risks arising from adverse changes in interest rates and foreign currency exchange rates. In the normal course of business, the company uses a variety of techniques and instruments, including derivatives, as part of its overall risk management strategy.

  Currency Risk Management

     The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by our international operations which are primarily denominated in the U.S. dollar, Deutsche mark and British pound sterling. The Company currently uses foreign currency forward exchange contracts and has used put and call options contracts in the past to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The net notional amount of these contracts is $24,371 which the Company estimates to be approximately 56% of the foreign currency exposure during the period covered resulting in an unrealized currency loss of $66 at December 31, 1998.

     Given the unlikely scenario that the collections match the forecast, and that all the collections move 10% against their local currencies, no more than $3,329 of pre-tax profits for a twelve month period would be at risk. This is based on a non-hedged risk of $33,290. This residual risk allows for an over-forecasting margin of error and prevents over hedging of actual operating risk. As of December 31, 1998, the combined non-local currency forecasted net collections amounted to $76,120. Offsetting this exposure are the expected $18,393 U.S. dollar intercompany payments from the combined European sites. The remaining $57,727 forecasted exposure was partially hedged ($24,437) with major banks through interest rate swaps to reduce the non-hedged risk to $33,290.

  Interest Rate Management

     The company's debt outstanding, and the interest paid to support the debt, has been relatively flat over the past year. Each of the interest rate options contained in the Revolving Credit Agreement includes floating rates. This arrangement has the advantage of making lower interest rates available in a declining market, however it also exposes the company to any upward swings in interest rates. For example, based on the Company's current level of debt outstanding, an interest rate increase of 100 basis points would increase interest expense and thus decrease the company's after-tax profitability by $1,235.

     The Company has employed a plan to control interest rate risk. The plan allows the Company to pay a premium now in order to obtain a fixed interest rate at predetermined cost in the future. In effect, the premium, or swap, stabilizes interest costs by converting unpredictable variable interest rates to fixed rates. The swap market is currently offering fixed rates for the next two to five years at a small premium, between .10% and .25%, over the current LIBOR rate.

     As of December 31, 1998, the Company has seven interest rate swaps in place that total $80,000 at an average rate of 5.79%, with maturities through the year 2003. The Company's strategy is to cover approximately 40% of outstanding bank debt with interest rate protection.

---------------
(dollars in thousands, except share data)

  Impact of the Euro

     The advent of the Euro may have a slight impact on the transactions of the Company's Italian subsidiary, Profarmaco. The Euro has mitigated any exposure on the transactions among the Company's subsidiaries in Germany and France. The activities of Nordic and Seal Sands will not be impacted since the England and Sweden are not part of the European Monetary Union at present. Overall, the Euro should not have a material impact on the consolidated financial statements of the company.

ENVIRONMENTAL

     In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites (Superfund sites). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other noncurrent liabilities, of $4,800 and $7,400 at December 31, 1998 and 1997, respectively, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents 73% of what it believes are the reasonably possible environmental cleanup related costs of a non-capital nature. The estimate of reasonably possible costs is less certain than the probable estimate on which the accrual is based. During the past three-year period, cash payments for environmental cleanup related matters were $1,800, $400 and $600 for 1998, 1997 and 1996, respectively. There were no provisions for environmental contingencies during the past three-year period. The Company reduced reserves of approximately $800 and $1,000 in 1998 and 1996, respectively, as a result of revised estimates. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

LITIGATION

     The Company and its subsidiary Profarmaco S.r.l. ("Profarmaco") were named as defendants in a proceeding instituted by the Federal Trade Commission ("FTC") on December 21, 1998, in the United States District Court for the District of Columbia. The complaint alleges that exclusive license agreements which Profarmaco entered into with Mylan Laboratories, Inc. ("Mylan") covering the drug master files for (and therefore the right to buy and use) two active pharmaceutical ingredients ("APIs"), lorazepam and clorazepate, were part of an effort on Mylan's part to restrict competition in the supply of lorazepam and clorazepate and to increase the price charged for these products when Mylan sold them as generic pharmaceuticals. The complaint further alleges that these agreements violate the Federal Trade Commission Act, and that Mylan, Cambrex, Profarmaco, and Gyma Laboratories of America, Inc., Profarmaco's distributor in the United States, engaged in an unlawful restraint of trade and conspired to monopolize and attempted to monopolize the markets for the generic pharmaceuticals incorporating the APIs. The FTC seeks a permanent injunction and other relief, including disgorgement of the profits generated through the licensing arrangements, which the FTC alleges to be in excess of $120,000 for all defendants. In accordance with the license agreement, the Company received royalties of approximately $19,300 and $1,000 for the years ended December 31, 1998 and 1997, respectively.

     A lawsuit making similar allegations against the Company and Profarmaco, and seeking injunctive relief and treble damages, has been filed by the Attorneys General of 31 states and the District of Columbia in the United States District Court for the District of Columbia on behalf of those states and persons in those states who were purchasers of the generic pharmaceuticals. The Company and Profarmaco have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of

---------------
(dollars in thousands, except share data) lorazepam and clorazepate in generic form, making allegations essentially similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

     The Company believes that its licensing arrangements with Mylan are in accordance with regulatory requirements and will vigorously defend the FTC's actions and various other lawsuits and class actions. However, the Company and Mylan have terminated the exclusive licenses to the drug master files. The future royalty arrangements under the agreements have concluded as of December 31, 1998. In entering these licensing arrangements, the Company elected not to raise the price of its products and had no control or influence over the pricing of the final generic product forms by Mylan.

     On May 14, 1998, the Company's Nepera subsidiary, a manufacturer and seller of niacinamide (Vitamin B(3)), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. The Company understands that the subpoena was issued as part of the Federal Government's ongoing antitrust investigation into various business practices in the vitamin industry generally. The Company and Nepera have been cooperating fully with the Government's investigation.

     While it is not possible to predict with certainty the outcome of the FTC action and various other lawsuits and class actions, it is the opinion of management that the ultimate resolution of these proceedings should not have a material adverse affect on the Company's results of operations, cash flows and financial position. These matters if resolved in an unfavorable manner could have a material adverse affect on the operating results or cash flows when resolved in a future reporting period.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) in the fourth quarter of 1998. This Statement establishes standards for the way in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about those operating segments in interim reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not have an effect on the financial position or results of operations of the Company.

     The Company adopted Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS
132) in the fourth quarter of 1998. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The adoption of SFAS 132 did not have an effect on the financial position or results of operations of the Company.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The fair value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitment's fair value; changes in the fair value of the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. The Company is evaluating the impact that the adoption of SFAS 133 will have on its earnings, comprehensive income or statement of financial position.

---------------
(dollars in thousands, except share data)

YEAR 2000 UPDATE

     The ability of computers, software or any equipment utilizing micro-processors to properly recognize and process data information at the turn of the century is commonly referred to as a Year 2000 ("Y2K") compliance issue. To minimize the risk of unplanned interruptions, the Company is using a multi-step approach in conducting its year 2000 project. These steps are inventory, assessment, remediation, testing for compliance, and contingency planning.

     The Company approaches its Y2K compliance issue by categorizing its dependencies into two sections: Internal systems (Information Technology ("IT") systems and Non-IT systems), and External systems of suppliers and customers. Generally, internal systems identified as non-Y2K compliant are being replaced or modified. Many of the internal non-compliant systems were targeted for replacement for reasons other than Y2K issues as the benefits of newer technology had already created an economic business case for action. Replacement solution costs will be capitalized as permitted by applicable accounting standards whereas the cost of modification solutions will generally be expensed as repairs. External systems are being monitored with the cooperation of our suppliers and customers.

  Internal Systems

     a) IT systems -- These systems include internal applications software such as finance, manufacturing (purchasing, product costing, production reporting, maintenance, and planning and scheduling), logistics (distribution planning and customer order entry), human resources, and communications. All internal IT systems have been inventoried, assessed, and remediated where necessary for Y2K compliance and are now being tested. The Company anticipates its internal IT will be Y2K compliant by the end of 1999.

     b) Non-IT systems -- These systems are used for process monitoring and control, laboratory measurement and analysis, waste treatment control, and in other plant operations. These systems include embedded chip technology such as programmable logic controllers and related hardware/software, and personal computers and related software. All internal non-IT systems have been inventoried and assessed for Y2K compliance and those which require modification are being remediated. This remediation, or where necessary replacement, will be completed by mid-1999. Testing will be completed on all systems by the end of the third quarter 1999.

  External systems

     External systems include systems of customers and suppliers. The Company is in the process of understanding the extent to which it is vulnerable to the Y2K issues of its customers and suppliers. The Company has identified and contacted third parties whose systems would have a significant negative impact on operations if not Y2K compliant, and is in the process of assessing the systems of these third parties. The Company expects to complete its assessment and to have developed requisite action plans with respect to these findings by mid-1999.

     The Company will also develop contingency plans during the third and fourth quarters of 1999 for all critical systems and key suppliers in the event an internal or external system, that is believed to be compliant, fails.

     The dates on which the Company plans to complete any necessary Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. The Company believes its most reasonably likely worst case scenario in the event of the failure to correct a material Y2K compliance problem, internal or external, could result in an interruption in, or a failure of, certain normal business activities or operations. While management is not aware of such problems, such failures, if they occur, could have a material adverse impact on the operations of the Company. The Company believes that

---------------
(dollars in thousands, except share data) with the implementation of new business systems and completion of the Y2K project as scheduled, the possibility of significant interruptions of normal operations will be reduced.

     The estimated total cost of implementing Y2K solutions, which includes the cost of the replacement systems discussed above, is approximately $8,500. The approximate amount expended through December 1997 was $6,000 with an additional spending of approximately $1,900 occurring in 1998. With regard to the $7,900 expended through 1998, approximately $700 has been expensed and $7,200 capitalized in accordance with applicable accounting standards. The remaining Y2K expenditures, which will be expensed, are estimated to be $600 and are anticipated to be incurred by the end of 1999.

FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements. Investors should be aware of factors that could cause Cambrex actual results to vary materially from those projected in the forward-looking statements. These factors include, but are not limited to, global economic trends; competitive pricing or product development activities; markets, alliances, and geographic expansions developing differently than anticipated; government legislation and/or regulation (particularly on environmental issues); and technology, manufacturing and legal issues; and the factors disclosed in the Year 2000 Update.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

                                                                PAGE NUMBER
                                                              (IN THIS REPORT)
                                                              ----------------
Report of Independent Accountants...........................         26
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................         27
Consolidated Income Statements for the Years Ended December
  31, 1998, 1997 and 1996...................................         28
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1998, 1997 and 1996..............         29
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996..........................         30
Notes to Consolidated Financial Statements..................         31
Consolidated Quarterly Financial Data (unaudited) for the
  Years Ended December 31, 1998 and 1997....................         56

     The consolidated financial statements and financial statement schedule are filed pursuant to Item 14 of this report.

---------------
(dollars in thousands, except share data)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cambrex Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and cash flows present fairly, in all material respects, the financial position of Cambrex Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
January 22, 1999, except
for Note 23, as to which the
date is March 12, 1999

                      CAMBREX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 48,527    $ 21,469
  Trade receivables, less allowances of $1,550 and $1,705 at
     respective dates.......................................    56,964      55,733
  Other receivables.........................................     7,689       6,150
  Inventories, net..........................................   100,245      91,733
  Deferred tax assets.......................................    11,759       5,947
  Prepaid expenses and other current assets.................     6,342       3,622
                                                              --------    --------
          Total current assets..............................   231,526     184,654
Property, plant and equipment, net..........................   255,016     237,342
Intangible assets, net......................................   126,995     127,003
Other assets................................................     3,517       3,427
                                                              --------    --------
          Total assets......................................  $617,054    $552,426
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 63,467    $ 58,471
  Income taxes payable......................................     8,733       4,857
  Short-term debt...........................................     2,451       3,597
  Current portion of long-term debt.........................       578         986
                                                              --------    --------
          Total current liabilities.........................    75,229      67,911
Long-term debt..............................................   191,372     194,325
Deferred tax liabilities....................................    52,183      43,436
Other noncurrent liabilities................................    21,417      20,800
                                                              --------    --------
          Total liabilities.................................   340,201     326,472
Commitments and contingencies
Stockholders' equity:
  Common Stock, $.10 par value; issued 26,573,324 and
     25,934,574 shares at respective dates..................     2,655       1,295
  Additional paid-in capital................................   163,525     154,406
  Retained earnings.........................................   132,471      96,027
  Treasury stock, at cost; 2,081,099 and 2,081,122 shares at
     respective dates.......................................    (9,841)     (9,458)
  Shares held in trust, at cost; 381,749 and 360,554 shares
     at respective dates....................................      (407)     (1,275)
  Accumulated other comprehensive income/(loss).............   (11,550)    (15,041)
                                                              --------    --------
          Total stockholders' equity........................   276,853     225,954
                                                              --------    --------
          Total liabilities and stockholders' equity........  $617,054    $552,426
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Gross sales................................................  $441,683    $380,083    $369,479
Net revenues...............................................   457,241     374,215     359,385
  Cost of goods sold.......................................   293,824     260,253     258,049
                                                             --------    --------    --------
Gross profit...............................................   163,417     113,962     101,336
  Selling, general and administrative......................    76,594      52,688      45,879
  Research and development.................................    13,956      10,600       9,183
  Non-recurring in-process R&D charge......................        --      14,000          --
                                                             --------    --------    --------
Operating profit...........................................    72,867      36,674      46,274
Other (income) expenses
  Interest income..........................................      (249)       (238)       (353)
  Interest expense.........................................    10,476       5,568       6,152
  Other -- net.............................................       945      (1,263)       (194)
                                                             --------    --------    --------
Income before income taxes.................................    61,695      32,607      40,669
Provision for income taxes.................................    22,593      14,831      12,444
                                                             --------    --------    --------
Net income.................................................  $ 39,102    $ 17,776    $ 28,225
                                                             ========    ========    ========
Earnings per share of common stock and common stock
  equivalents:
  Basic....................................................  $   1.62    $   0.75    $   1.22
  Diluted..................................................  $   1.54    $   0.73    $   1.19
Weighted average shares outstanding:
  Basic....................................................    24,194      23,627      23,214
  Diluted..................................................    25,412      24,419      23,792

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                  COMMON STOCK
                                             ----------------------   ADDITIONAL                         SHARES
                                               SHARES     PAR VALUE    PAID-IN     RETAINED   TREASURY   HELD IN   COMPREHENSIVE
                                               ISSUED      ($.10)      CAPITAL     EARNINGS    STOCK      TRUST    INCOME/(LOSS)
                                             ----------   ---------   ----------   --------   --------   -------   -------------
BALANCE AT DECEMBER 31, 1995..............    8,195,831    $  818      $142,453    $ 54,316   $(9,160)   $    --
  Comprehensive income/(loss)
    Net Income............................                                           28,225                          $ 28,225
                                                                                                                     --------
    Other comprehensive income/(loss)
      Foreign currency translation
         adjustments......................                                                                              6,884
      Minimum pension liability
         adjustment.......................                                                                                197
                                                                                                                     --------
    Other comprehensive income/(loss).....                                                                              7,081
                                                                                                                     --------
  Comprehensive income....................                                                                           $ 35,306
                                                                                                                     ========
  Cash dividends at $0.09 per share.......                                           (1,933)
  Exercise of stock options...............      334,650        33         4,677                  (856)      (718)
  Tax benefit of stock options
    exercised.............................                                1,406
  Shares issued to Board of Directors.....                                   87                    62
  Shares issued under savings plan........                                  992                   505
  Three-for-two stock split...............    4,238,694       424          (424)
                                             ----------    ------      --------    --------   -------    -------
BALANCE AT DECEMBER 31, 1996..............   12,769,175    $1,275      $149,191    $ 80,608   $(9,449)   $  (718)
  Comprehensive income/(loss)
    Net Income............................                                           17,776                          $ 17,776
                                                                                                                     --------
    Other comprehensive income/(loss)
      Foreign currency translation
         adjustments......................                                                                            (23,732)
      Minimum pension liability
         adjustment.......................                                                                                553
                                                                                                                     --------
    Other comprehensive income/(loss).....                                                                            (23,179)
                                                                                                                     --------
  Comprehensive income....................                                                                           $ (5,403)
                                                                                                                     ========
  Cash dividends at $0.10 per share.......                                           (2,357)
  Exercise of stock options...............      198,112        20         3,555                  (201)      (557)
  Tax benefit of stock options
    exercised.............................                                  718
  Shares issued to Board of Directors.....                                  134                    54
  Shares issued under savings plan........                                  808                   138
                                             ----------    ------      --------    --------   -------    -------
BALANCE AT DECEMBER 31, 1997..............   12,967,287    $1,295      $154,406    $ 96,027   $(9,458)   $(1,275)
  Comprehensive income/(loss)
    Net Income............................                                           39,102                          $ 39,102
                                                                                                                     --------
    Other comprehensive income/(loss)
      Foreign currency translation
         adjustments......................                                                                              5,522
      Minimum pension liability
         adjustment.......................                                                                             (2,031)
                                                                                                                     --------
    Other comprehensive income/(loss).....                                                                              3,491
                                                                                                                     --------
  Comprehensive income....................                                                                           $ 42,593
                                                                                                                     ========
  Cash dividends at $0.11 per share.......                                           (2,658)
  Exercise of stock options...............      472,575        47         7,148                  (462)       868
  Tax benefit of stock options
    exercised.............................                                2,977
  Shares issued to Board of Directors.....                                  104
  Shares issued under savings plan........                                  203                    79
  Two-for-one stock split.................   13,133,462     1,313        (1,313)
                                             ----------    ------      --------    --------   -------    -------
BALANCE AT DECEMBER 31, 1998..............   26,573,324    $2,655      $163,525    $132,471   $(9,841)   $  (407)
                                             ==========    ======      ========    ========   =======    =======

                                             ACCUMULATED
                                                OTHER           TOTAL
                                            COMPREHENSIVE   STOCKHOLDERS'
                                            INCOME/(LOSS)      EQUITY
                                            -------------   -------------
BALANCE AT DECEMBER 31, 1995..............    $  1,057        $189,484
  Comprehensive income/(loss)
    Net Income............................                      28,225
    Other comprehensive income/(loss)
      Foreign currency translation
         adjustments......................
      Minimum pension liability
         adjustment.......................
    Other comprehensive income/(loss).....       7,081           7,081
  Comprehensive income....................
  Cash dividends at $0.09 per share.......                      (1,933)
  Exercise of stock options...............                       3,136
  Tax benefit of stock options
    exercised.............................                       1,406
  Shares issued to Board of Directors.....                         149
  Shares issued under savings plan........                       1,497
  Three-for-two stock split...............                          --
                                              --------        --------
BALANCE AT DECEMBER 31, 1996..............    $  8,138        $229,045
  Comprehensive income/(loss)
    Net Income............................                      17,776
    Other comprehensive income/(loss)
      Foreign currency translation
         adjustments......................
      Minimum pension liability
         adjustment.......................
    Other comprehensive income/(loss).....     (23,179)        (23,179)
  Comprehensive income....................
  Cash dividends at $0.10 per share.......                      (2,357)
  Exercise of stock options...............                       2,817
  Tax benefit of stock options
    exercised.............................                         718
  Shares issued to Board of Directors.....                         188
  Shares issued under savings plan........                         946
                                              --------        --------
BALANCE AT DECEMBER 31, 1997..............    $(15,041)       $225,954
  Comprehensive income/(loss)
    Net Income............................                      39,102
    Other comprehensive income/(loss)
      Foreign currency translation
         adjustments......................
      Minimum pension liability
         adjustment.......................
    Other comprehensive income/(loss).....       3,491           3,491
  Comprehensive income....................
  Cash dividends at $0.11 per share.......                      (2,658)
  Exercise of stock options...............                       7,601
  Tax benefit of stock options
    exercised.............................                       2,977
  Shares issued to Board of Directors.....                         104
  Shares issued under savings plan........                         282
  Two-for-one stock split.................                          --
                                              --------        --------
BALANCE AT DECEMBER 31, 1998..............    $(11,550)       $276,853
                                              ========        ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1997         1996
                                                            --------    ---------    --------
Cash flows from operations:
  Net income..............................................  $ 39,102    $  17,776    $ 28,225
  Depreciation and amortization...........................    40,132       31,122      28,493
  Non-recurring in-process R&D charge.....................        --       14,000          --
  Recognition of reimbursement for past environmental
     costs................................................        --       (2,400)         --
  Gain realized on settlement of foreign denominated
     loan.................................................        --         (954)         --
  Provision for inventories...............................     6,046        2,489       1,099
  Reversal of tax contingencies...........................        --           --      (1,500)
  Reversal of environmental contingencies.................      (800)          --      (1,000)
  Deferred income tax provision...........................     2,189        4,236       1,721
  Changes in assets and liabilities (net of assets and
     liabilities acquired):
     Receivables..........................................    (2,274)       2,321       1,205
     Inventories..........................................   (10,867)      (8,815)      6,284
     Prepaid expenses and other current assets............    (2,711)         323       1,663
     Accounts payable and accrued liabilities.............     3,383       (5,418)     (6,199)
     Income taxes payable.................................     4,407       (2,792)      6,620
     Other noncurrent assets and liabilities..............     2,079          691         174
                                                            --------    ---------    --------
       Net cash provided from operations..................    80,686       52,579      66,785
                                                            --------    ---------    --------
Cash flows from investing activities:
  Capital expenditures....................................   (43,007)     (35,935)    (32,396)
  Acquisition of businesses (net of cash acquired)........   (15,199)    (128,916)         --
  Other investing activities..............................     1,948           --      (1,345)
                                                            --------    ---------    --------
       Net cash (used in) investing activities............   (56,258)    (164,851)    (33,741)
                                                            --------    ---------    --------
Cash flows from financing activities:
  Dividends...............................................    (2,658)      (2,357)     (1,933)
  Net increase (decrease) in short-term debt..............    (1,406)         370      (1,025)
  Long-term debt activity (including current portion):
     Borrowings...........................................    37,000      235,900      44,000
     Repayments...........................................   (40,430)    (109,649)    (80,599)
  Proceeds from the issuance of common stock..............    10,325        3,575       6,116
  (Purchase of)Proceeds from the sale of treasury stock...      (229)         933         790
  Other...................................................    (2,031)          --          --
                                                            --------    ---------    --------
       Net cash provided from (used in) financing
          activities......................................       571      128,772     (32,651)
                                                            --------    ---------    --------
Effect of exchange rate changes on cash...................     2,059       (2,384)      2,119
                                                            --------    ---------    --------
Net increase in cash and cash equivalents.................    27,058       14,116       2,512
Cash and cash equivalents at beginning of year............    21,469        7,353       4,841
                                                            --------    ---------    --------
Cash and cash equivalents at end of year..................  $ 48,527    $  21,469    $  7,353
                                                            ========    =========    ========
Supplemental disclosure:
  Interest paid (net of capitalized interest).............  $ 13,660    $   5,275    $  6,859
  Income taxes paid.......................................  $ 16,767    $  13,344    $  3,695
Noncash transactions:
  Additional minimum pension liability (eliminated from)
     charged to stockholders' equity......................  $  2,031    $    (553)   $   (197)
  Liabilities established under deferred compensation
     plan.................................................  $   (868)   $     557    $    718
  Tax benefit on stock options exercised..................  $  2,977    $     718    $  1,406
  Liabilities assumed in connection with acquisition......  $     --    $   1,253    $     --

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(1) THE COMPANY

     Cambrex Corporation and Subsidiaries (the "Company" or "Cambrex") manufactures and markets a broad line of specialty and fine chemicals, as well as products and services to the biotechnology industry. The Company operates in four segments: Human Health, Biotechnology, Animal Health/Agriculture and Specialty Business.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Cash Equivalents

     Temporary cash investments with an original maturity of less than three months and have virtually no risk of loss in value are considered cash equivalents.

  Derivative Instruments

     Derivative financial instruments are used by the Company primarily for hedging purposes to mitigate a variety of working capital, investment and borrowing risks. The use and mix of hedging instruments can vary depending on business and economic conditions and management's risk assessments. The Company uses a variety of strategies, including foreign currency forward contracts and transaction hedging, to minimize or eliminate foreign currency exchange rate risk associated with substantially all of its foreign currency transactions. Gains and losses on these hedging transaction are generally recorded in earnings in the same period as they are realized, which is usually the same period as the settlement of the underlying transactions. The Company uses interest rate derivative instruments only as hedges or as an integral part of borrowings. As such, the differential to be paid or received in connection with these instruments is accrued and recognized in income as an adjustment to interest expense.

  Inventories

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost, net of accumulated depreciation. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives for each applicable asset group as follows:

Buildings and improvements..................................  15 to 20 years
Machinery and equipment.....................................   5 to 10 years
Furniture and fixtures......................................   3 to  5 years

     When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in other (income) expense, net. Interest is capitalized in connection with the construction and acquisition of assets. The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset's estimated useful life. Total interest capitalized in connection with ongoing construction activities in 1998, 1997 and 1996 amounted to $533, $1,045, and $677, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Intangible Assets

     Intangible assets are recorded at cost and amortized on a straight-line basis as follows:

Patents.........................................  Amortized over the remaining life of individual patents
                                                  (average 5 years)
Goodwill........................................  4 to 20 years
Product technology..............................  5 to 17 years
Non-compete agreements..........................  5 years
Trademarks and other............................  1 to 40 years

     The Company continually evaluates the reasonableness of its amortization of intangibles. If it becomes probable that expected future undiscounted cash flows associated with intangible assets are less than their carrying value, the assets are written down to their fair value.

  Revenue Recognition

     Revenues are generally recognized when products are shipped or title has passed to customer. Royalties are recognized as earned in accordance with royalty agreements.

  Income Taxes

     Deferred income taxes reflect the differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws currently enacted.

     The Company and its eligible subsidiaries file a consolidated U.S. income tax return. Certain subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. income tax return. U.S. income taxes are provided on a planned repatriation of a portion of non U.S. earnings and consider applicable foreign tax credits. Cambrex also intends to indefinitely reinvest the unremitted earnings of certain non-U.S. subsidiaries, and as such, separate provisions for income taxes have been determined for these entities and U.S. taxes have not been provided. At December 31, 1998, 1997 and 1996, the cumulative amount of unremitted earnings of non-U.S. subsidiaries was $28,850, $16,140, and $3,605, respectively.

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

  Environmental Costs

     In the ordinary course of business, like most other industrial companies, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. The Company's policy is to accrue environmental cleanup related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain matters, the Company expects to share costs with other parties. The Company does not include anticipated recoveries from insurance carriers or other third parties in its accruals for environmental liabilities.

  Foreign Currency

     The functional currency of the Company's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses relating to transactions of a long-term investment nature are accumulated in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the results of operations as a component of other revenues in 1998 and 1997 and as a component of other income in 1996. Foreign currency net transaction gains (losses) were $2,019, $2,668, and $194 in 1998, 1997 and 1996, respectively.

  Stock Option Plans

     The Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in 1997. In conjunction with the adoption, the Company will continue to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" with pro-forma disclosure of net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. In general, no compensation cost related to these plans is recognized in the consolidated statements of earnings.

  Earnings Per Common Share

     Earnings per share of Common Stock for 1998, 1997 and 1996 reflect the adoption of SFAS No. 128, "Earnings per Share." All diluted earnings per share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method.

     Earnings per share calculations are as follows:

                                                            FOR THE YEARS ENDED,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Numerator:
Income available to common stockholders...............  $39,102    $17,776    $28,225
Denominator:
Basic weighted average shares outstanding.............   24,194     23,627     23,214
Effect of dilutive stock options......................    1,218        792        578
                                                        -------    -------    -------
Diluted weighted average shares outstanding...........   25,412     24,419     23,792
Basic earnings per share..............................  $  1.62    $  0.75    $  1.22
Diluted earnings per share............................  $  1.54    $  0.73    $  1.19

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(3) ACQUISITIONS AND DIVESTITURES

     On January 9, 1998, Chiragene, a newly formed subsidiary of Cambrex Corporation, acquired substantially all of the assets of the chiral intermediate business of Celgene Corporation for approximately $11,328. The purchase agreement includes an upfront payment of $7,500 paid at closing plus future royalties based upon sales. While the present value of the potential future royalties is $7,500 based upon a formula disclosed in the purchase agreement, the amount included in the initial purchase allocation is $3,750 which are the minimum guaranteed royalty payouts. The acquisition has been accounted for under the purchase method and as such, the purchase price has been allocated to the fair value of assets acquired. Purchase price in excess of the fair value of the net assets was approximately $5,000 and was recorded as goodwill and will be amortized over 15 years. On January 9, 1998, the Company borrowed $8,200 from the existing Credit Agreement with Chase Manhattan Bank, of which $7,500 was used to finance the acquisition of Chiragene.

     On May 12, 1998, Cambrex completed the acquisition of certain assets of the biopharmaceutical manufacturing and distribution business of Boerhinger Ingelheim Bioproduct Partnership (BIBP). The assets acquired include a state-of-the-art cell culture and media manufacturing facility in Verviers, Belgium, and inventory for certain cell culture, endotoxin detection and molecular biology products. The acquisition has been accounted for as a purchase transaction in which the purchase price has been allocated to the fair value of assets and liabilities acquired. The majority of the acquisition was funded through cash reserves.

     The proforma information for the above acquisitions has not been included in these financial statements, as it was deemed to be immaterial, both individually and collectively.

     Certain actions were taken in the third quarter of 1998 for the acquisition reorganization plan at our BioWhittaker facility of approximately $1,400 for the termination of 28 employees. This plan was part of the final purchase accounting adjustments made in the third quarter 1998. In addition, BioWhittaker favorably concluded a patent infringement dispute and has received a cash payment of approximately $5,400 in 1998. This settlement, as well as the settlement of other acquisition contingencies of approximately $1,600, are part of the final purchase accounting adjustments in the third quarter 1998. As a result of finalizing the purchase accounting, the net impact on goodwill, including the tax effect, was a reduction of approximately $900.

     On September 30, 1997, the Company acquired approximately 93% of the outstanding common stock of BioWhittaker for approximately $116,000. The remaining 7% of the outstanding common stock was subsequently acquired on October 3, 1997 for an additional $10,000. The acquisition price was approximately $133,500 and was financed by the Company's Credit Agreement. The acquisition was accounted for as a purchase transaction and as such, the purchase price was allocated to the fair value of assets and liabilities acquired. The excess of the purchase price over the fair value of the net assets acquired was approximately $48,000 and was recorded as goodwill and will be amortized over 20 years. The allocation to in-process research and development of $14,000 represents the value of BioWhittaker's research and development efforts which had not reached commercial viability with no alternative future use and were, therefore, immediately expensed.

     Unaudited proforma results of operations of the Company and BioWhittaker for the years ended December 31, 1997 and 1996, as if it had occurred on January 1, 1996 are listed below.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(3) ACQUISITIONS AND DIVESTITURES -- (CONTINUED)

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Net revenues................................................   $416,871      $410,844
Net income..................................................   $ 17,146      $ 21,564
Earnings per share
  Basic.....................................................   $   1.45      $   1.86
  Diluted...................................................   $   1.40      $   1.81

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
                                                            --------
                                                            $133,473
                                                            ========

(4) FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The fair value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitment's fair value; changes in the fair value of the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. The Company is evaluating the impact that the adoption of SFAS 133 will have on its earnings, comprehensive income or statement of financial position.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(5) INVENTORIES

     Inventories consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1997
                                                          --------    -------
Finished goods..........................................  $ 54,264    $42,974
Work in process.........................................    20,177     25,217
Raw materials...........................................    20,105     18,254
Supplies................................................     5,699      5,288
                                                          --------    -------
          Total.........................................  $100,245    $91,733
                                                          ========    =======

(6) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1998         1997
                                                       ---------    ---------
Land.................................................  $  11,009    $  10,555
Buildings and improvements...........................     76,949       76,476
Machinery and equipment..............................    289,577      256,689
Furniture and fixtures...............................      9,033        6,555
Construction in progress.............................     30,657       19,194
                                                       ---------    ---------
          Total......................................    417,225      369,469
Accumulated depreciation.............................   (162,209)    (132,127)
                                                       ---------    ---------
  Net................................................  $ 255,016    $ 237,342
                                                       =========    =========

     Depreciation expense amounted to $30,547, $24,666, and $22,788 for the years ended December 31, 1998, 1997 and 1996, respectively.

(7) INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Goodwill...............................................  $110,117    $100,229
Other..................................................    56,330      55,977
                                                         --------    --------
          Total........................................   166,447     156,206
Accumulated amortization...............................   (39,452)    (29,203)
                                                         --------    --------
  Net..................................................  $126,995    $127,003
                                                         ========    ========

     Amortization expense amounted to $9,585, $6,456 and $5,705 for the years ended December 31, 1998, 1997 and 1996 respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(8) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The components of accounts payable and accrued liabilities are as follows:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Accounts payable.........................................  $30,761    $28,174
Salaries, wages and employee benefits payable............   20,475     15,208
Other accrued liabilities................................   12,231     15,089
                                                           -------    -------
          Total..........................................  $63,467    $58,471
                                                           =======    =======

(9) INCOME TAXES

     Income before taxes consisted of the following:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Domestic..............................................  $31,324    $13,195    $31,611
Foreign...............................................  $30,371     19,412      9,058
                                                        -------    -------    -------
          Total.......................................  $61,695    $32,607    $40,669
                                                        =======    =======    =======

     The provision for income taxes consists of the following expenses
(benefits):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Current:
  Federal.............................................   14,377    $ 2,670    $ 3,783
  State...............................................      696        427        598
  Foreign.............................................    5,331      7,498      6,342
                                                        -------    -------    -------
                                                         20,404     10,595     10,723
                                                        -------    -------    -------
Deferred:
  Federal.............................................   (2,481)     2,272        922
  State...............................................     (167)       143       (527)
  Foreign.............................................    4,837      1,821      1,326
                                                        -------    -------    -------
                                                          2,189      4,236      1,721
                                                        -------    -------    -------
          Total.......................................  $22,593    $14,831    $12,444
                                                        =======    =======    =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)
     The provision for income taxes differs from the statutory Federal income tax rate of 35% for 1998, 1997 and 1996 as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Income tax at Federal statutory rate..................  $21,594    $11,412    $14,234
State and local taxes (benefits), net of Federal
  income tax benefits.................................      522        605       (239)
Difference between Federal statutory rate and
  statutory rates on foreign income...................     (945)    (1,666)     1,771
Reversal of tax contingency for IRS audit
  settlement..........................................       --       (728)    (1,500)
Return to provision adjustment........................       --         --     (1,066)
Research and experimentation credits..................     (150)      (399)      (484)
Write off of acquired in-process research and
  development.........................................       --      4,900         --
Foreign Tax Credits...................................     (311)        --         --
Other.................................................    1,883        707       (272)
                                                        -------    -------    -------
                                                        $22,593    $14,831    $12,444
                                                        =======    =======    =======

     The components of deferred tax assets and liabilities as of December 31, 1998 and 1997 relate to temporary differences and carryforwards as follows:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Deferred tax assets:
  Acquisition reserves...................................  $   781    $   732
  Environmental..........................................    1,574         --
  Net operating loss carryforwards.......................    3,643      3,896
  Inventory..............................................    2,535      1,235
  Employee benefits......................................    3,297      2,365
  Receivables............................................      195        136
  Other..................................................    2,148         --
                                                           -------    -------
  Net current deferred tax assets........................   14,173      8,364
  Valuation allowances...................................   (2,414)    (2,417)
                                                           -------    -------
          Total net deferred tax assets..................  $11,759    $ 5,947
                                                           =======    =======
Deferred tax liabilities:
  Depreciation...........................................  $29,591    $29,937
  Environmental reserves.................................       --     (1,261)
  Intangibles............................................   14,839     14,659
  Italian Intangibles....................................    6,086         --
  Other..................................................    1,667        101
                                                           -------    -------
          Total net non-current deferred tax
            liabilities..................................  $52,183    $43,436
                                                           =======    =======

     Included within the change in the cumulative translation adjustment for the year ended December 31, 1998 is $(413) which relates to the translation of deferred tax assets and liabilities.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)
     Under the tax laws of various foreign countries in which the Company operates, net operating losses (NOLs) may be carried forward, subject to statutory limitations, to reduce taxable income in future years. The tax effect of such foreign NOLs aggregated is approximately $3,643 and $3,896 at December 31, 1998 and 1997, the majority of which are available on an indefinite carryforward basis. However, valuation reserves have been established against certain NOLs to reflect uncertainties associated with the realizability of such future benefits.

     During 1998, the Company made an election which allows its Italian subsidiary to deduct for tax purposes intangible assets that were previously nondeductible. The result of this election was a charge to 1998 earnings of $3,420 that will result in net favorable future tax benefits.

     During 1997, the Company concluded some of the ongoing matters with the Internal Revenue Service related to audits for the years 1988 through 1993.

(10) SHORT-TERM DEBT

     The Company has lines of credit in Italy with five local banks (the "Facility"). The Facility is short-term and provides three types of financing with the following limits: Overdraft Protection of $2,300 (Lire 4.0 billion), Export Financing of $4,500 (Lire 8.0 billion) and Advances on Uncleared Deposits of $1,700 (Lire 3.0 billion). The Overdraft Protection and Export Financing facilities bear interest at varying rates when utilized, however, Advances on Uncleared Deposits (Ricevute Bancarie) bear no interest.

     Short-term debt at December 31, 1998 and 1997 consists of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Export financing facility..............................  $  2,451    $  3,597

(11) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Bank credit facilities(a)..............................  $190,000    $192,600
Capitalized leases.....................................        49          --
Notes payable(b).......................................     1,901       2,711
                                                         --------    --------
          Subtotal.....................................   191,950     195,311
Less: current portion(c)...............................       578         986
                                                         --------    --------
          Total........................................  $191,372    $194,325
                                                         ========    ========

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

     Under this agreement, the Company has pledged 66% of the common stock of the Company's foreign subsidiaries as collateral. The Agreement permits the Company to choose between various interest rate

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(11) LONG-TERM DEBT -- (CONTINUED)
options and to specify the portion of the borrowing to be covered by specific interest rate options. Under the Agreement, the interest rate options available to the Company are: (a) U.S. Prime rate or (b) LIBOR plus the applicable margin (ranging from .225% to .5%) or (c) Competitive Bid at a LIBOR Rate Borrowing or a Fixed Rate Borrowing to be determined by auction. The applicable margin is adjusted based upon the Funded Indebtedness to Cash Flow Ratio of the Company. Additionally, the Company pays a commitment fee of between .15% to .25% on the entire portion of the Agreement. The 1998 and 1997 average interest rates were 6.4% and 6.8%.

     On September 18, 1997, the Company utilized $60,000 of the Agreement in order to repay the then outstanding balance under the previously existing Revolving Credit Agreement. On September 30, 1997, the company borrowed $126,000 to finance the acquisition of the outstanding common stock of BioWhittaker. Of this amount, approximately $116,000 was utilized on September 30, 1997. On October 3, 1997, an additional $12,000 was utilized to acquire the remaining 7% of BioWhittaker's common stock. The undrawn borrowing availability under the Agreement as of December 31, 1998 was $210,000.

     The Agreement is subject to financial covenants requiring the Company to maintain certain levels of net worth and an interest coverage ratio, as well as a limitation on indebtedness. The Company met all of the bank covenants for 1998.

     (b) The Company has a loan agreement with the Italian government to finance technological innovations. The loan of $1,291 bearing interest at 9.21%, is amortized over ten annual payments starting July 26, 1995 and ending July 26, 2004. There is $891 and $931 outstanding as of December 31, 1998 and 1997, respectively.

     The Company assumed a note payable as part of the acquisition of BioWhittaker in 1997 of $1,253. The note, bearing interest at 8%, is payable in annual installments of $340 and expires in 2001. There is $845 outstanding as of December 31, 1998.

     (c) Aggregate maturities of long-term debt are as follows:

1999..............................................  $    578
2000..............................................       433
2001..............................................       428
2002..............................................   190,160
2003..............................................       168
Thereafter........................................       183
                                                    --------
          Total...................................  $191,950
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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(12) DERIVATIVE FINANCIAL INSTRUMENTS -- (CONTINUED)
  Interest Rate Swap Agreements

     The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. Notional amounts provide an indication of the extent of the Company's involvement in such agreements but do not represent its exposure to market risk. The following table shows the notional amounts outstanding, maturity dates, and the weighted average receive and pay rates of interest rate swap agreements as of December 31, 1998.

                     WEIGHTED AVG. RATE
NOTIONAL  MATURITY   -------------------
AMOUNTS     DATE     RECEIVE        PAY
--------  --------   --------      -----
$10,000     2002       5.25%       5.85%
$10,000     2003       5.23%       5.77%
$10,000     2002       5.21%       5.77%
$10,000     2001       5.25%       5.81%
$10,000     2000       5.23%       6.09%
$20,000     2001       5.23%       5.93%
$10,000     2002       5.23%       5.15%

     Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions. The fair value of these agreements were based on quoted market prices and was $78,640 at December 31, 1998.

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

                                                                   1998
                                                  --------------------------------------
                                                                           UNREALIZED
                                                  NOTIONAL     FAIR      ---------------
                                                  AMOUNTS      VALUE     GAINS    LOSSES
                                                  --------    -------    -----    ------
Forward exchange contracts......................  $24,371     $24,437    $481      $547

                                                                   1997
                                                  --------------------------------------
                                                                           UNREALIZED
                                                  NOTIONAL     FAIR      ---------------
                                                  AMOUNTS      VALUE     GAINS    LOSSES
                                                  --------    -------    -----    ------
Forward exchange contracts......................  $22,173     $22,295    $ 85      $207

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(13) STOCKHOLDERS' EQUITY

     The Company has two classes of common shares designated Common Stock and Nonvoting Common Stock. Authorized shares of Common Stock were 60,000,000 at December 31, 1998 and 20,000,000 at December 31, 1997. Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 1998 and 1997.

     At December 31, 1998, authorized shares of Common Stock were reserved for issuance as follows:

Stock option plans................................  4,070,450
Cambrex savings plan..............................    169,544
                                                    ---------
          Total shares............................  4,239,994
                                                    =========

     On May 28, 1998, the Company's Board of Directors approved a two-for-one stock split of the Company's Common Stock, $.10 par value, effected by the distribution to stockholders of record as of the close of business on June 10, 1998 of one additional share of Common Stock for each share held. All share and per share date, including stock option plan information, have been adjusted to reflect the impact of the two-for-one stock split. The effect of the split was presented within stockholders' equity at December 31, 1998 by transferring the par value for the additional shares issued from additional paid-in capital to common stock.

     On July 24, 1996, the Company's Board of Directors approved a three-for-two stock split of the Company's Common Stock, $.10 par value, effected in the form of a 50% stock dividend to holders of record on July 8, 1996. All share and per share data, including stock option plan information were adjusted to reflect the impact of the three-for-two stock split. The effect of the split is presented retroactively within stockholders' equity at December 31, 1996 by transferring the par value for the additional shares issued from additional paid-in capital to common stock.

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

     Nonvoting Common Stock with a par value of $.10, has equal rights with Common Stock, with the exception of voting power. Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock. As of December 31, 1998 and 1997, no shares of Nonvoting Common Stock were outstanding.

     The Company held treasury stock of 2,081,099 and 2,081,122 shares at December 31, 1998 and 1997, respectively, and are used for issuance to the Cambrex Savings Plan.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(13) STOCKHOLDERS' EQUITY -- (CONTINUED)
     The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 1998 and 1997, there was no preferred stock outstanding.

(14) STOCK OPTIONS

     The Company has eight stock-based compensation plans currently in effect. The 1983 Incentive Stock Option Plan ("1983 Plan") provides for the grant of options intended to qualify as incentive stock options to management and other key employees. The 1987 Stock Option Plan ("1987 Plan") provides for the granting to key employees both non-qualified stock options and incentive stock options. The 1989 Senior Executive Stock Option Plan ("1989 Plan") provides for the grant of options intended to qualify as additional incentives to the Company's Senior Executive Officers. The 1992 Stock Option Plan ("1992 Plan") provides for the granting to key employees both non-qualified stock options and incentive stock options. The 1993 Senior Executive Stock Option Plan ("1993 Plan") provides for the grant of options intended to qualify as additional incentives to the Company's Senior Executive Officers. The 1994 Stock Option Plan ("1994 Plan") provides for the granting to key employees both non-qualified and incentive stock options. The 1994 Plan also provides for the granting of non-qualified stock options to non-employee directors.

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

     On April 23, 1998, the Company's stockholders approved The 1998 Performance Stock Option Plan (the "1998 Plan"), which provides for the granting of options intended to qualify as additional incentives to directors and key employees. Options granted under the 1998 Plan shall vest and become exercisable nine years after the date of grant, subject to acceleration if the publicly traded price of the Company's Common Stock equals or exceeds levels determined by the Committee within certain time periods or in the event of a change in control. Options shall have a term of no more than ten years from the date of grant.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(14) STOCK OPTIONS -- (CONTINUED)
     Had compensation cost for the Company's 1998, 1997 and 1996 grants for stock-based compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with SFAS 123, the Company's net income, and net income per common share for 1998, 1997 and 1996 would approximate the pro forma amounts below:

                                                         1998       1997       1996
                                                        -------    -------    -------
Net income -- as reported.............................  $39,102    $17,776    $28,225
                                                        =======    =======    =======
Net income -- pro forma...............................  $35,951    $16,079    $26,946
                                                        =======    =======    =======
Diluted earnings per share -- as reported.............  $  1.54    $  0.73    $  1.19
                                                        =======    =======    =======
Diluted earnings per share -- pro forma...............  $  1.41    $  0.66    $  1.14
                                                        =======    =======    =======

     The pro forma compensation expense of $3,151, $1,697, and $1,279 for 1998 and 1997 and 1996, respectively, was calculated based on the fair value of each option primarily using the Black-Scholes option-pricing model with the following assumptions for 1998, 1997 and 1996, respectively: (i) average dividend yield of 0.58% and 1.33% (ii) expected volatility of 24.5% and 25.5%, (iii) risk-free interest rate ranging from 5.50% to 5.54% and from 6.03% to 6.85% and (iv) expected life of 4-5 years. The 1998 and 1997 grants have been valued using a path dependent model due to the cliff vesting with performance acceleration provisions set forth in the 1996 Plan.

     As of December 31, 1998, 4,056,050 options had been exercised. Shares of Common Stock subject to outstanding options under the stock option plans were as follows:

                                                       OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                      ------------------------------------------------------   --------------------
                                                                         WEIGHTED AVERAGE
                                                                      ----------------------               WEIGHTED
                                                        OPTION         REMAINING                           AVERAGE
                        AUTHORIZED                     PRICE PER      CONTRACTUAL   EXERCISE    NUMBER     EXERCISE
                       FOR ISSUANCE   OUTSTANDING       SHARE $       LIFE (YRS.)   PRICE $    OF SHARES   PRICE $
                       ------------   -----------   ---------------   -----------   --------   ---------   --------
1983 Plan............     648,000             --          --               --           --            --       --
1987 Plan............     600,000             --          --               --           --            --       --
1989 Plan............   1,200,000             --          --               --           --            --       --
1992 Plan............     300,000         52,200    6.938 - 12.375        4.3         7.66        52,200     7.66
1993 Plan............     900,000        287,200    6.625 -  8.063        4.8         6.85       287,200     6.85
1994 Plan............     300,000         88,350    6.625 - 13.688        5.6         8.45        88,350     8.45
1996 Plan............   3,000,000      1,718,850    12.375 - 27.500       7.5        15.90     1,714,050    15.88
1998 Plan............   1,180,000      1,108,250    22.063 - 27.563       9.2        23.34            --      n/a
                        ---------      ---------                                               ---------
         Total
           shares....   8,128,000      3,254,850    6.625 - 27.563                   17.30     2,141,800
                        =========      =========                                               =========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(14) STOCK OPTIONS -- (CONTINUED)
     Information regarding the Company's stock option plans is summarized below:

                                                                   WEIGHTED AVERAGE
                                                                -----------------------
                                                                           FAIR VALUE $
                                                    NUMBER OF   EXERCISE     AT GRANT       OPTIONS
                                                     SHARES     PRICE $        DATE       EXERCISABLE
                                                    ---------   --------   ------------   -----------
Outstanding at December 31, 1995..................  1,864,650     7.69                     1,789,650
  Granted.........................................  1,775,752    13.88         4.97
  Exercised.......................................   (950,926)    6.69
  Cancelled.......................................    (16,500)   10.88
                                                    ---------
Outstanding at December 31, 1996..................  2,672,976    11.52                       912,226
  Granted.........................................    466,800    21.09         6.92
  Exercised.......................................   (396,226)   10.54
  Cancelled.......................................    (30,000)   14.39
                                                    ---------
Outstanding at December 31, 1997..................  2,713,550    13.28                     2,472,050
  Granted.........................................  1,237,050    23.35         9.59
  Exercised.......................................   (638,750)   11.19
  Cancelled.......................................    (57,000)   21.84
                                                    ---------
Outstanding at December 31, 1998..................  3,254,850    17.30                     2,141,800
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

     The Company also has a Supplemental Executive Retirement Plan for certain key executives.

     The net periodic pension expense for both 1998 and 1997 are based on a twelve month period and on valuations of the plans as of January 1. However, the reconciliation of funded status is determined as of the September 30 measurement date.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)
     The funded status of these plans, incorporating these fourth quarter contributions, as of September 30, 1998 and 1997 is as follows:

                                                               1998       1997
                                                              -------    -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $29,350    $24,007
Service cost................................................    1,587      1,310
Interest cost...............................................    2,108      1,886
Amendments..................................................       81      1,087
Actuarial loss (gain).......................................    1,968      2,268
Benefits paid...............................................   (1,238)    (1,208)
                                                              -------    -------
Benefit obligation at end of year...........................   33,856     29,350
                                                              -------    -------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............   26,321     21,898
Actual return on plan assets................................      334      4,814
Acquisitions................................................      375        789
Benefits paid...............................................   (1,210)    (1,180)
                                                              -------    -------
Fair value of plan assets at end of year....................   25,820     26,321
                                                              -------    -------
Funded status...............................................   (8,036)    (3,029)
Unrecognized prior service cost.............................    1,115      2,082
Unrecognized net (gain) loss................................    5,121       (181)
Additional minimum liability................................   (1,281)        --
                                                              -------    -------
Prepaid (accrued) benefit at September 30, .................   (3,081)    (1,128)
4th quarter contributions...................................      232         18
                                                              -------    -------
Prepaid (accrued) benefit cost at December 31, .............  $(2,849)   $(1,110)
                                                              =======    =======

     The components of net periodic pension cost is as follows:

                                                         1998       1997       1996
                                                        -------    -------    -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost..........................................  $ 1,587    $ 1,310    $ 1,171
Interest Cost.........................................    2,108      1,887      1,535
Expected return on plan assets........................   (2,201)    (1,827)    (1,665)
Amortization of prior service cost....................       36        (23)       (32)
Recognized actuarial loss.............................      195         92        (26)
                                                        -------    -------    -------
Net periodic benefit cost.............................  $ 1,725    $ 1,439    $   983
                                                        =======    =======    =======
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate.........................................     6.75%      7.25%      7.50%
Expected return on plan assets........................     8.50%      8.50%      8.50%
Rate of compensation increase.........................     5.00%      5.00%      5.00%

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)
     Certain foreign subsidiaries of the Company maintain pension plans for their employees which conform to the common practice in their respective countries The funded status of these plans, as of December 31, 1998 and 1997, is as follows:

                                                               1998       1997
                                                              -------    -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 8,094    $ 7,892
Service cost................................................      532        472
Interest cost...............................................      533        544
Plan participants' contribution.............................      (64)       (62)
Actuarial loss (gain).......................................     (264)       126
Benefits paid...............................................      (68)        (5)
Foreign exchange............................................      (95)    (1,180)
                                                              -------    -------
Benefit obligation at end of year...........................    8,668      8,094
                                                              -------    -------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............    2,205      1,617
Actual return on plan assets................................      249        369
Company contribution........................................      280        231
Plan participant contribution...............................       88         74
Benefits paid...............................................      (99)       (25)
Foreign exchange............................................       26        (61)
                                                              -------    -------
Fair value of plan assets at end of year....................    2,749      2,205
                                                              -------    -------
Funded status...............................................   (6,043)    (6,746)
Unrecognized actuarial loss.................................       53        279
Unrecognized prior service cost.............................       53         56
Unrecognized net (gain) loss................................     (467)      (478)
Foreign exchange............................................      127        858
                                                              -------    -------
Prepaid (accrued) benefit...................................  $(6,277)   $(6,032)
                                                              =======    =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)
     The components of the net periodic pension cost is as follows:

                                                  1998           1997           1996
                                                 -------        -------        -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost..............................       $   532        $   472        $   387
Interest Cost.............................           533            544            462
Expected return on plan assets............          (236)          (167)          (906)
Amortization of excess plan net...........           (33)           (34)          (139)
Amortization of prior service cost........             3              3              2
Recognized actuarial loss.................            --             --            865
                                                 -------        -------        -------
  Net periodic benefit cost...............       $   799        $   818        $   671
                                                 -------        -------        -------
                                                 -------        -------        -------

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate............................   5.50%-6.00%    5.50%-7.00%          5.00%
Expected return on plan assets...........         9.00%         10.00%         10.00%
Rate of compensation increase............   2.50%-3.50%    3.50%-5.00%    4.00%-4.50%

     The aggregate ABO for those plans with ABO's in excess of plan assets is $5,120 in 1998, which were not funded.

     The Company's net pension costs included in operating results amounted to $2,524, $2,257, and $1,654 in 1998, 1997 and 1996, respectively. The pension expense for foreign pension plans of $799, $818, and $672 is included in the 1998, 1997 and 1996 net periodic pension expense, respectively.

     BioWhittaker has established a noncontributory defined contribution target plan for its eligible employees. Under BioWhittaker's target plan, all domestic employees over 21 years of age who have completed one year of service with the Company participate. The target plan is 100% Company-funded, with annual contributions by the Company based on the employee's targeted benefit, determined by such factors as salary and expected years of service to age 65. Total target plan expenses amounted to $546 in 1998 and from the date of acquisition amounted to $126 in 1997.

  Savings Plan

     Cambrex makes available to all employees a savings plan as permitted under Sections 401(k) and 401(a) of the Internal Revenue Code. Effective August 1998, this plan became available to all BioWhittaker employees. Employee contributions are matched in part by Cambrex. The cost of this plan amounted to $1,523, $1,387, and $1,534, in 1998, 1997 and 1996, respectively.

     BioWhittaker had available to all eligible employees a contributory 401(k) plan which was terminated in August 1998. Employee contributions had been matched in part by BioWhittaker. The cost of this plan amounted to $262 in 1998 and from the date of acquisition amounted to $115 in 1997.

  Other

     The Company has a non-qualified Compensation Plan for Key Executives ("the Deferred Plan"). Under the Deferred Plan, officers and key employees may elect to defer all or any portion of their pre-tax annual bonus and/or annual base salary. Included within other liabilities at December 31, 1998 and 1997 there is $3,005, and $2,764, respectively, representing the Company's obligation under the plan. To assist in the funding of this obligation, the Company invests in certain mutual funds and as such, included within other

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)
assets at December 31, 1998 and 1997 is $3,005 and $2,764, respectively, representing the fair value of these funds. During 1995, the Board amended the Deferred Plan to permit officers and key employees to elect to defer receipt of Company stock which would otherwise have been issued upon the exercise of Company options. Total shares held in trust as of December 31, 1998 and 1997 are 364,811 and 360,544, respectively; and are included as a reduction of equity at cost. The value of the shares held in trust and the corresponding liability of $1,375 at December 31, 1998 have been recorded in equity. The Deferred Plan is not funded by the Company, but the Company has established a Deferred Compensation Trust Fund which holds the shares issued.

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

     The Company elected to amortize the transition obligation of $1,853 over twenty years. The net effect upon 1998, 1997 and 1996 pretax operating results, including the amortization of the transition obligation, resulted in a cost of $321, $285, and $316, respectively. Disclosure is presented in accordance with Statement of Financial Accounting Standards No. 132 "Employers' Disclosures About Pensions and Other Post Retirement Benefits" (SFAS 132).

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 2,157    $ 2,141
Service cost................................................       63         51
Interest cost...............................................      165        150
Actuarial loss (gain).......................................      154       (185)
                                                              -------    -------
Benefit obligation at end of year...........................    2,539      2,157
                                                              -------    -------
Unrecognized net (gain) loss................................      (49)       241
Unrecognized translation obligation.........................   (1,297)    (1,390)
                                                              -------    -------
Benefit obligation at end of year...........................  $ 1,193    $ 1,008
                                                              =======    =======
Account recognized in the Statement of Financial Position:
Accrued benefit liability...................................  $ 1,193    $ 1,008
                                                              -------    -------
Net amount recognized.......................................  $ 1,193    $ 1,008
                                                              =======    =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(16) OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)
     The periodic postretirement benefit cost includes the following components:

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                            1998      1997      1996
                                                            ----      ----      ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost of benefits earned...........................  $ 63      $ 51      $ 67
Interest cost.............................................   165       150       156
Amortization of unrecognized prior service cost...........    --        (9)       --
Amortization of transition obligation.....................    93        93        93
                                                            ----      ----      ----
Total periodic postretirement benefit cost................  $321      $285      $316
                                                            ====      ====      ====

     The discount rate used to determine the accumulated postretirement benefit obligation was 6.75% and 7.25% in 1998 and 1997, respectively. The assumed health care cost trend rate used to determine the accumulated postretirement benefit obligation is 10.0%, declining ratably to 6.5% in 2002 and thereafter. A one-percentage-point increase in the assumed health care cost trend rate would not have a material effect on either the accumulated postretirement benefit obligation or the service and interest cost component of the net periodic post-retirement benefit cost.

(17) RESTRUCTURING

     During the third quarter of 1998, the Company incurred a restructuring charge of $1,400 which includes the non-recurring costs resulting from the consolidation of administrative and management functions and resulted in the reduction of 44 employees. These costs are related to severance paid to terminated employees. The majority of these costs were incurred and paid prior to December 31, 1998.

(18) OTHER INCOME AND EXPENSE

     Other expense (income) was $945, $(1,263) and $(194) for 1998, 1997 and 1996, respectively. Included in 1998 other expense were asset write-offs at the Zeeland facility of $522. Other income in 1997 included a 'gain of $954 on the settlement of a foreign denominated loan. Additionally, 1997 other income included the final resolution and receipt of the settlement proceeds due from the 1996 premature termination of a contract by a customer for $766, offset by a charge of $507 for the settlement of a legal matter reached during the year. Other income in 1996 of $194 is related to foreign currency transaction gains.

(19) SEGMENT INFORMATION

     The Company is involved principally in the manufacturing and marketing of products which include: Human Health, which include Active Pharmaceutical Ingredients produced under Food and Drug Administration (FDA) regulation for use in prescription drug products, Pharmaceutical Intermediates produced in current Good Manufacturing Practices (cGMP) facilities for use in the production of pharmaceuticals and over-the-counter drug products, Imaging Chemicals used in x-ray media, Personal Care Products used in cosmetics and for the pharmaceutical actives market, and Nutraceuticals used in health products; Biotechnology, consisting of cell culture and endotoxin detection products; Animal Health/Agriculture products including Vitamin B(3) used in feed additives, Agricultural Intermediates used in crop protection, and Animal Health products used as feed additives; and the Specialty Business segment which includes Performance Enhancing Chemicals used in photography, pigments, specialty polymers, fuel/oil additives, catalysts, and other specialty additives, and Polymer Systems products used in coatings, telecommunications, electronics and engineering plastics. Most of the Company's subsidiaries operate in more than one of these segments. The

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(19) SEGMENT INFORMATION -- (CONTINUED)
exception is BioWhittaker which solely comprises the Biotechnology segment. The Company has provided financial information in order to show Gross Sales and Gross Profit by segment. All other financial information is available only for the Biotechnology Segment and for all other segments combined. The Company allocates Corporate expenses and interest to each of its subsidiaries. The interest allocation is based on 12% of subsidiary working capital and 9% of net property plant and equipment.

     The following is a summary of business segment information:

                       GROSS SALES:                            1998        1997        1996
                       ------------                          --------    --------    --------
Human Health...............................................  $194,766    $182,818    $174,398
Biotechnology..............................................    65,968      13,577          --
Animal Health/Agriculture..................................    56,285      59,804      61,560
Specialty Business.........................................   124,664     123,884     133,521
                                                             --------    --------    --------
                                                             $441,683    $380,083    $369,479
                                                             ========    ========    ========

        GROSS PRODUCT SALES DETAIL FOR EACH SEGMENT            1998        1997        1996
        -------------------------------------------          --------    --------    --------
Human Health:
  Active Pharmaceutical Ingredients........................  $120,459    $110,461    $103,809
  Pharmaceutical Intermediates.............................    24,844      23,430      16,311
  Imaging Chemicals........................................    14,179      17,617      23,024
  Personal Care Ingredients................................    16,777      16,453      14,303
  Biomedicals..............................................     3,977       4,286       5,888
  Catalysts................................................     8,281       6,554       5,537
  Chiral Tehnology.........................................     5,548       3,733       5,520
  Neutraceuticals..........................................       701         284           6
                                                             --------    --------    --------
          Total Human Health...............................  $194,766    $182,818    $174,398
                                                             ========    ========    ========

Biotechnology:
  Cell Culture.............................................  $ 43,795    $  9,126    $     --
  Endotoxin Detection......................................    18,852       3,539          --
  Other....................................................     3,321         912          --
                                                             --------    --------    --------
          Total Biotechnology..............................  $ 65,968    $ 13,577    $     --
                                                             ========    ========    ========

Animal Health/Agriculture:
  Vitamin B(3).............................................  $ 12,814    $ 12,163    $ 11,740
  Animal Health............................................    17,614      17,471      18,149
  Agricultural Intermediates...............................    25,857      30,170      31,671
                                                             --------    --------    --------
          Total Animal Health/Agriculture..................  $ 56,285    $ 59,804    $ 61,560
                                                             ========    ========    ========

Specialty Business:
  Performance Enhancing Chemicals..........................  $ 81,853    $ 81,640    $ 87,395
  Polymer Systems..........................................    42,811      42,244      46,126
                                                             --------    --------    --------
          Total Specialty Business.........................  $124,664    $123,884    $133,521
                                                             ========    ========    ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(19) SEGMENT INFORMATION -- (CONTINUED)

                       GROSS PROFIT:                           1998        1997        1996
                       -------------                         --------    --------    --------
Human Health...............................................  $ 92,441*   $ 67,779    $ 54,633
Biotechnology..............................................    32,321       6,696          --
Animal Health/Agriculture..................................    11,557      10,621      12,784
Specialty Business.........................................    27,098      28,866      33,919
                                                             --------    --------    --------
                                                             $163,417    $113,962    $101,336
                                                             ========    ========    ========

                        NET INCOME:                            1998        1997        1996
                        -----------                          --------    --------    --------
Biotechnology..............................................  $  1,953    $(13,921)** $     --
Human Health, Animal Health/Agriculture & Specialty
  Business.................................................    37,149      31,697      28,225
                                                             --------    --------    --------
                                                             $ 39,102    $ 17,776    $ 28,225
                                                             ========    ========    ========

IDENTIFIABLE ASSETS                                            1998        1997        1996
-------------------                                          --------    --------    --------
Biotechnology..............................................  $ 27,799    $ 24,647    $     --
Human Health, Animal Health/Agriculture & Specialty
  Business.................................................   227,217     212,695     216,481
                                                             --------    --------    --------
                                                             $255,016    $237,342    $216,481
                                                             ========    ========    ========

CAPITAL SPENDING                                               1998        1997        1996
----------------                                             --------    --------    --------
Biotechnology..............................................  $  4,215    $    886    $     --
Human Health, Animal Health/Agriculture & Specialty
  Business.................................................    38,792      35,049      32,396
                                                             --------    --------    --------
                                                             $ 43,007    $ 35,935    $ 32,396
                                                             ========    ========    ========

DEPRECIATION                                                   1998        1997        1996
------------                                                 --------    --------    --------
Biotechnology..............................................  $  1,997    $    428    $     --
Human Health, Animal Health/Agriculture & Specialty
  Business.................................................    28,550      24,238      22,788
                                                             --------    --------    --------
                                                             $ 30,547    $ 24,666    $ 22,788
                                                             ========    ========    ========

AMORTIZATION                                                   1998        1997        1996
------------                                                 --------    --------    --------
Biotechnology..............................................  $  4,358    $  1,122    $     --
Human Health, Animal Health/Agriculture & Specialty
  Business.................................................     5,227       5,334       5,705
                                                             --------    --------    --------
                                                             $  9,585    $  6,456    $  5,705
                                                             ========    ========    ========

---------------
 * Includes royalty income of $19,298.

** Includes effect of non-recurring charge for $14,000 related to the value of in-process research and development efforts underway at the time of the acquisition of BioWhittaker, Inc., which was completed on October 3, 1997.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(20) FOREIGN OPERATIONS AND EXPORT SALES

     Summarized data for the Company's operations for 1998, 1997 and 1996 are as follows:

                                                     DOMESTIC    EUROPEAN     TOTAL
                                                     --------    --------    --------
1998
Gross sales........................................  $284,839    $156,844    $441,683
Operating profit...................................    38,414      34,453      72,867
Net income.........................................    26,392      12,710      39,102
Identifiable assets................................   414,742     202,312     617,054

1997
Gross sales........................................  $228,004    $152,079    $380,083
Operating profit...................................     4,656      32,018      36,674
Net income.........................................     4,787      12,989      17,776
Identifiable assets................................   335,637     216,789     552,426

1996
Gross sales........................................  $218,013    $151,466    $369,479
Operating profit...................................    22,296      23,978      46,274
Net income.........................................    22,094       6,131      28,225
Identifiable assets................................   179,164     225,280     404,444

     Export sales, included in domestic gross sales, in 1998, 1997 and 1996 amounted to $64,174, $48,852, and $50,243 respectively. No country, in any of the given years, represents more than 10% of these export sales.

(21) COMMITMENTS

     The Company has operating leases expiring on various dates through the year 2012. The leases are primarily for office and laboratory equipment and vehicles. At December 31, 1998, future minimum commitments under non-cancelable operating lease arrangements were as follows:

Year ended December 31:
  1999.............................................  $ 1,367
  2000.............................................      903
  2001.............................................      507
  2002.............................................      417
  2003 and thereafter..............................   11,047
                                                     -------
  Net commitments..................................  $14,241
                                                     =======

     Total operating lease expense was $2,412, $1,939, and $2,175 for the years ended December 31, 1998, 1997 and 1996, respectively.

     In February, 1997, the Company signed a cooperative agreement with Albany Molecular Research, Inc. of Albany, New York. The Company will provide Albany Molecular Research financial support to develop processes specifically designed to fit into the Company's cGMP manufacturing facilities. In May, 1997, the Company formed an alliance with Fine Tech Ltd., of Technicon City, Israel, in which the Company will provide Fine Tech funding over the next three years for process improvement on existing and newly-developed generic drugs to be manufactured in the Company's cGMP facilities. The estimated commitments for the Research & Development agreements over the next three years is approximately $1,300.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(22) CONTINGENCIES

     The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.

  Environmental

     In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites (Superfund sites). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other noncurrent liabilities, of $4,800 and $7,400 at December 31, 1998 and 1997, respectively, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. Based on currently available information and analysis, the company's accrual represents 73% of what it believes are the reasonably possible environmental cleanup related costs of a non-capital nature. The estimate of reasonably possible costs is less certain than the probable estimate on which the accrual is based. During the past three-year period, cash payments for environmental cleanup related matters were $1,800, $400 and $600 for 1998, 1997 and 1996, respectively. There were no provisions for environmental contingencies during the past three-year period. The Company reversed reserves of approximately $800 and $1,000 in 1998 and 1996, respectively, as a result of revised estimates. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

  Litigation

     The Company and its subsidiary Profarmaco S.r.l. ("Profarmaco") were named as defendants in a proceeding instituted by the Federal Trade Commission ("FTC") on December 21, 1998, in the United States District Court for the District of Columbia. The complaint alleges that exclusive license agreements which Profarmaco entered into with Mylan Laboratories, Inc. ("Mylan") covering the drug master files for (and therefore the right to buy and use) two active pharmaceutical ingredients ("APIs"), lorazepam and clorazepate, were part of an effort on Mylan's part to restrict competition in the supply of lorazepam and clorazepate and to increase the price charged for these products when Mylan sold them as generic pharmaceuticals. The complaint further alleges that these agreements violate the Federal Trade Commission Act, and that Mylan, Cambrex, Profarmaco, and Gyma Laboratories of America, Inc., Profarmaco's distributor in the United States, engaged in an unlawful restraint of trade and conspired to monopolize and attempted to monopolize the markets for the generic pharmaceuticals incorporating the APIs. The FTC seeks a permanent injunction and other relief, including disgorgement of the profits generated through the licensing arrangements, which the FTC alleges to be in excess of $120,000 for all defendants. In accordance with the license agreement, the Company received royalties of approximately $19,300 and $1,000 for the years ended December 31, 1998 and 1997, respectively.

     A lawsuit making similar allegations against the Company and Profarmaco, and seeking injunctive relief and treble damages, has been filed by the Attorneys General of 31 states and the District of Columbia in the United States District Court for the District of Columbia on behalf of those states and persons in those states who were purchasers of the generic pharmaceuticals. The Company and Profarmaco have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(22) CONTINGENCIES -- (CONTINUED)
lorazepam and clorazepate in generic form, making allegations essentially similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

     The Company believes that its licensing arrangements with Mylan are in accordance with regulatory requirements and will vigorously defend the FTC's actions and various other lawsuits and class actions. However, the Company and Mylan have terminated the exclusive licenses to the drug master files. The future royalty arrangements under the agreements have concluded as of December 31, 1998. In entering these licensing arrangements, the Company elected not to raise the price of its products and had no control or influence over the pricing of the final generic product forms by Mylan.

     On May 14, 1998, the Company's Nepera subsidiary, a manufacturer and seller of niacinamide (Vitamin B(3)), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. The Company understands that the subpoena was issued as part of the Federal Government's ongoing antitrust investigation into various business practices in the vitamin industry generally. The Company and Nepera have been cooperating fully with the government's investigation.

     While it is not possible to predict with certainty the outcome of the FTC action and various other lawsuits and class actions, it is the opinion of management that the ultimate resolution of these proceedings should not have a material adverse affect on the Company's results of operations, cash flows and financial position. These matters if resolved in an unfavorable manner could have a material adverse affect on the operating results or cash flows when resolved in a future reporting period.

(23) SUBSEQUENT EVENT

     On March 12, 1999, the Company announced the purchase of Irotec Laboratories, Ltd., a manufacturer of active pharmaceutical ingredients located in Cork, Ireland. Cambrex paid approximately $40,000 for the business, which includes a new $15,000 cGMP pharmaceutical manufacturing plant which is expected to be on line in the second quarter of 1999. In connection with the purchase, the Company signed a long-term agreement with Hexal AG, Germany's second largest generic pharmaceutical producer. The agreement covers the supply of an expected $50,000 to $75,000 of Active Pharmaceutical Ingredients (API) over the next five years.

                              CAMBREX CORPORATION

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        1ST         2ND         3RD          4TH
                                      QUARTER     QUARTER     QUARTER     QUARTER(2)    YEAR(3)
                                      --------    --------    --------    ----------    --------
1998
Gross sales.........................  $113,770    $116,173    $104,423     $107,317     $441,683
Net revenues........................   113,602     123,504     107,950      112,185      457,241
Gross profit........................    38,950      47,821      38,839       37,807      163,417
Net income..........................     9,143      10,886       8,851       10,222       39,102
Earnings per share*:(1)
  Basic.............................  $   0.38    $   0.45    $   0.36     $   0.42     $   1.62
  Diluted...........................  $   0.36    $   0.43    $   0.35     $   0.40     $   1.54
Average shares*:
  Basic.............................    23,910      24,154      24,288       24,417       24,194
  Diluted...........................    25,052      25,548      25,483       25,534       25,412
1997
Gross sales.........................  $ 93,141    $100,773    $ 82,638     $103,531     $380,083
Net revenues........................    91,894      98,719      81,365      102,237      374,215
Gross profit........................    27,739      30,070      24,558       31,595      113,962
Net income..........................     7,448       8,852       7,531       (6,055)      17,776
Earnings per share*:(1)
  Basic.............................  $   0.32    $   0.38    $   0.32     $  (0.26)    $   0.75
  Diluted...........................  $   0.31    $   0.38    $   0.30     $  (0.26)    $   0.73
Average shares*:
  Basic.............................    23,476      23,504      23,658       23,830       23,627
  Diluted...........................    23,988      24,034      24,810       25,004       24,419

---------------
(1) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period, as such, the sum of the quarters may not necessarily equal the earnings per share amount for the year.

(2) Includes non-recurring charge for in-process research and development related to the acquisition of BioWhittaker in the fourth quarter of 1997. Additionally, the Company recognized $2,400 as a reduction of legal expenses in the fourth quarter of 1997 related to the recovery of past environmental costs associated with the settlement with a prior owner of one of the Company's operating facilities.

(3) Includes royalty income of $19,298 in net revenues related to a technology license agreement with Mylan Laboratories for use of intellectual property in 1998.

 * Share and per share data reflect adjustments for a two-for-one stock split in the form of a dividend of one new share for each share held, paid on June 25, 1998.

                                    PART III

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11  EXECUTIVE COMPENSATION.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Part III is hereby incorporated by reference to the information set forth under the captions "Principal Stockholders," "Board of Directors," "Election of Directors," and "Executive Compensation" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders, to be held April 22, 1999, which meeting involves the election of directors, which definitive proxy statement is being filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. The following consolidated financial statements of the Company are filed as part of this report:

                                                                  PAGE NUMBER
                                                                (IN THIS REPORT)
                                                                ----------------
Report of Independent Accounts..............................       26
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................       27
Consolidated Income Statements for the Years Ended December
  31, 1998, 1997 and 1996...................................       28
Consolidated Statement of Stockholder's Equity for the Years
  Ended December 31, 1998, 1997 and 1996....................       29
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996..........................       30
Notes to Consolidated Financial Statements..................       31
Consolidated Quarterly Financial Data (unaudited) for the
  Years Ended December 31, 1998 and 1997....................       56

     (a) 2. (i) The following schedule to the consolidated financial statements of the Company as filed herein and the Report of Independent Certified Public Accountants on Schedule are filed as part of this report.

                                                                  PAGE NUMBER
                                                                (IN THIS REPORT)
                                                                ----------------
Independent Accountants' Report.............................       59
Schedule II -- Valuation and Qualifying Accounts............       60

     All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

     (a) 3. The exhibits filed in this report are listed in        63
      the Exhibit Index on page.............................

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

     (b) Reports on Form 8-K

     The registrant filed no reports on Form 8-K during the last quarter of the year ended December 31, 1998.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Boards of Directors
of Cambrex Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 22, 1999 (except for Note 23, as to which the date is March 12, 1999) of the 1998 Annual Report on Form 10-K of Cambrex Corporation and its subsidiaries also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
January 22, 1999

                                                                     SCHEDULE II

                              CAMBREX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                           COLUMN A     COLUMN B     COLUMN C     COLUMN D    COLUMN E
                                           ---------   ----------   ----------   ----------   --------
                                                              ADDITIONS
                                                       -----------------------
                                            BALANCE    CHARGED TO   CHARGED TO
                                           BEGINNING    COST AND      OTHER                    END OF
             CLASSIFICATION                 OF YEAR     EXPENSES     ACCOUNTS    DEDUCTIONS     YEAR
             --------------                ---------   ----------   ----------   ----------   --------
YEAR ENDED DECEMBER 31, 1998:
  Doubtful trade receivables and returns
     and allowances......................     1,705         257           --          412       1,550
  Inventory and obsolescence
     provisions..........................    15,943       6,046           --       (4,833)     17,156
YEAR ENDED DECEMBER 31, 1997:
  Doubtful trade receivables and returns
     and allowances......................   $ 1,453      $  818       $   57(1)   $   623     $ 1,705
  Inventory and obsolescence
     provisions..........................     6,467       2,489        8,225(1)     1,238      15,943
YEAR ENDED DECEMBER 31, 1996:
  Doubtful trade receivables and returns
     and allowances......................     1,261         609           --          417       1,453
  Inventory and obsolescence
     provisions..........................     8,364       1,099           --        2,996       6,467

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

                                                    Date: March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                        TITLE                        DATE
---------                                                        -----                        ----

           /s/ CYRIL C. BALDWIN, JR.              Chairman of the Board of Directors
------------------------------------------------
             Cyril C. Baldwin, Jr.

             /s/ DOUGLAS MACMILLAN                Vice President
------------------------------------------------  Chief Financial Officer
               Douglas MacMillan

           /s/ ROSINA B. DIXON, M.D.*             Director
------------------------------------------------
             Rosina B. Dixon, M.D.

           /s/ GEORGE J. W. GOODMAN*              Director
------------------------------------------------
              George J. W. Goodman

               /s/ ROY W. HALEY*                  Director
------------------------------------------------                                       March 22, 1999
                  Roy W. Haley

        /s/ KATHRYN RUDIE HARRIGAN, PHD*          Director
------------------------------------------------
          Kathryn Rudie Harrigan, PhD

           /s/ LEON J. HENDRIX, JR.*              Director
------------------------------------------------
              Leon J. Hendrix, Jr.

               /s/ ILAN KAUFTHAL*                 Director
------------------------------------------------
                 Ilan Kaufthal

              /s/ WILLIAM B. KORB*                Director
------------------------------------------------
                William B. Korb

               /s/ ROBERT LEBUHN*                 Director
------------------------------------------------
                 Robert LeBuhn

               /s/ JAMES A. MACK*                 Director
------------------------------------------------
                 James A. Mack

SIGNATURE                                                        TITLE                        DATE
---------                                                        -----                        ----

               /s/ JOHN R. MILLER                 Director
------------------------------------------------
                 John R. Miller                                                        March 22, 1999

              /s/ DEAN P. PHYPERS*                Director
------------------------------------------------
                Dean P. Phypers

         *By /s/ CYRIL C. BALDWIN, JR.
  -------------------------------------------
             Cyril C. Baldwin, Jr.
                Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 3.1       --  Restated Certificate of Incorporation of registrant
               (A) -- Exhibit 3(a).
 3.2       --  By Laws of registrant. (E) -- Exhibit 4.2.
 4.1       --  Form of Certificate for shares of Common Stock of
               registrant. (A) -- Exhibit 4(a).
 4.2       --  Article Fourth of the Restated Certificate of Incorporation.
               (A) -- Exhibit 4(b).
 4.3       --  Loan Agreement dated September 21, 1994 by and among the registrant, NBD Bank, N.A., United Jersey Bank, National
               Westminster Bank NJ, Wachovia Bank of Georgia, N.A., BHF-
               Bank, The First National Bank of Boston, Chemical Bank New
               Jersey, N.A., and National City Bank. (K).
 4.4       --  Loan Agreement dated September 16, 1997 by and among the registrant, Chase Manhattan Bank as Administrative Agent and
               The First National Bank of Chicago as Documentation Agent.
               The bank group includes 13 domestic banks and 7
               international banks. (Q)
10.1       --  Purchase Agreement dated July 11, 1986, as amended, between the registrant and ASAG, Inc. (A) -- Exhibit 10(r).
10.2       --  Asset Purchase Agreement dated as of June 5, 1989 between
               Whittaker Corporation and the registrant. (C) -- Exhibit
               10(a).
10.3       --  Asset Purchase Agreement dated as of July 1, 1991 between
               Solvay Animal Health, Inc. and the registrant. (F).
10.4       --  Asset Purchase Agreement dated as of March 31, 1992 between
               Hexcel Corporation and the registrant. (H).
10.5       --  Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB, Akzo Nobel NV and the registrant, for the purchase of Nobel Chemicals AB. (K).
10.6       --  Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB, Akzo Nobel and the registrant, for
               the purchase of Profarmaco Nobel, S.r.l. (K).
10.7       --  Stock purchase agreement dated as of October 3, 1997 between
               BioWhittaker and the registrant. (Q)
10.10      --  1983 Incentive Stock Option Plan, as amended. (B).
10.11      --  1987 Long-term Incentive Plan. (A) -- Exhibit (g).
10.12      --  1987 Stock Option Plan. (B).
10.13      --  1989 Senior Executive Stock Option Plan. (J).
10.14      --  1992 Stock Option Plan. (J).
10.15      --  1993 Senior Executive Stock Option Plan. (J).
10.16      --  1994 Stock Option Plan. (J).
10.17      --  1996 Performance Stock Option Plan. (N).
10.20      --  Form of Employment Agreement between the registrant and its executive officers named in the Revised Schedule of Parties thereto. (D) -- Exhibit 10.A.
10.21      --  Revised Schedule of Parties to Employment Agreement (exhibit
               10.20 hereto) (M).
10.22      --  Cambrex Corporation Savings Plan. (I).
10.23      --  Cambrex Corporation Supplemental Retirement Plan. (L).
10.24      --  Deferred Compensation Plan of Cambrex Corporation. (L).
10.25      --  Amendment to Deferred Compensation Plan of Cambrex
               Corporation (Exhibit 10.24 hereto). (P).
10.26      --  Cambrex Earnings Improvement Plan. (L).
10.27      --  Consulting Agreement dated December 15, 1994 between the registrant and Arthur I. Mendolia. (L).
10.28      --  Consulting Agreement dated December 15, 1995 between the registrant and Cyril C. Baldwin, Jr. (L).
10.29      --  Consulting Agreement between the registrant and James A.
               Mack. (L).
10.30      --  Additional Retirement Payment Agreement dated December 15,
               1994 between the registrant and Arthur I. Mendolia. (L).

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.31      --  Additional Retirement Payment Agreement dated December 15,
               1994 between the registrant and Cyril C. Baldwin, Jr. (L).
10.32      --  Additional Retirement Payment Agreement between the
               registrant and James A. Mack. (L).
10.40      --  Registration Rights Agreement dated as of June 6, 1985 between the registrant and the purchasers of its Class D
               Convertible Preferred stock and 9% Convertible Subordinated
               Notes due 1997. (A) -- Exhibit 10(m).
10.41      --  Administrative Consent Order dated September 16, 1985 of the
               New Jersey Department of Environmental Protection to Cosan
               Chemical Corporation. (A) -- Exhibit 10(q).
10.42      --  Registration Rights Agreement dated as of June 5, 1996 between the registrant and American Stock Transfer and Trust
               Company. (O) -- Exhibit 1.
10.50      --  Manufacturing Agreement dated as of July 1, 1991 between the registrant and A.L. Laboratories, Inc. (G).
21         --  Subsidiaries of registrant. (M).
23         --  Consent of Coopers & Lybrand L.L.P. to the incorporation by reference of its report herein in Registration Statement
               Nos. 33-22017, 33-21374, 33-37791, 33-81780 and 33-81782 on
               Form S-8 of the registrant. (M).
24         --  Powers of Attorney to sign this report. (M).
27         --  Financial Data Schedule. (M).

---------------
See legend on following page

                                 EXHIBIT INDEX

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