Form 10-Q
period 1999-03-31
CAMBREX CORP
filed 1999-05-14
CIK 820081

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

                  for the quarterly period ended March 31, 1999

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

                              Yes |X|      No |_|

      As of May 1, 1999, there were 24,555,310 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                      For The Quarter Ended March 31, 1999

                                Table of Contents

                                                                        Page No.
                                                                        --------
Part I  Financial Information

      Item 1. Financial Statements

              Condensed consolidated balance sheets as of
              March 31, 1999 and December 31, 1998                           2

              Condensed consolidated income statements
              for the three months ended March 31, 1999 and 1998             3

              Condensed consolidated statements of comprehensive
              income for the three months ended March 31, 1999 and 1998      4

              Condensed consolidated statements of cash flows
              for the three months ended March 31, 1999 and 1998             5

              Notes to condensed consolidated financial statements      6 - 10

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations            11 - 17

Part II  Other Information

      Item 4. Matters Submitted to a Vote of Securities Holders             18

      Item 6.  Exhibits and Reports on Form 8-K                             18

Signatures                                                                  19

Exhibit 27 - Financial Data Schedule                                        20

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                 March 31,       December 31,
                                                                   1999             1998
                                                                 ---------        ---------
                                                                (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .............................       $  19,452        $  48,527
   Trade receivables, less allowances of $1,055 and $1,550          69,781           56,964
   Other receivables .....................................           7,934            7,689
   Inventories, net ......................................         102,923          100,245
   Deferred tax assets ...................................          11,759           11,759
   Prepaid expenses and other current assets .............           7,677            6,342
                                                                 ---------        ---------
     Total current assets ................................         219,526          231,526

Property, plant and equipment, net .......................         274,524          255,016
Intangible assets, net ...................................         134,061          126,995
Other assets .............................................           3,518            3,517
                                                                 ---------        ---------
     Total assets ........................................       $ 631,629        $ 617,054
                                                                 =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities ..............       $  70,271        $  63,467
   Income taxes payable ..................................           7,463            8,733
   Short-term debt .......................................           3,356            2,451
   Current portion of long-term debt .....................             563              578
                                                                 ---------        ---------
     Total current liabilities ...........................          81,653           75,229

Long-term debt ...........................................         195,844          191,372
Deferred tax liabilities .................................          54,817           52,183
Other noncurrent liabilities .............................          21,451           21,010
                                                                 ---------        ---------
     Total liabilities ...................................         353,765          339,794
                                                                 ---------        ---------

Stockholders' equity:
   Common stock, $.10 par value; issued 26,642,579 and
       26,573,324 shares at respective dates .............           2,661            2,655
   Additional paid-in capital ............................         163,941          163,525
   Retained earnings .....................................         141,916          132,471
   Treasury stock, at cost; 2,099,239 and 2,081,099
      shares at respective dates .........................         (10,232)          (9,841)
   Accumulated other comprehensive income/(loss) .........         (20,422)         (11,550)
                                                                 ---------        ---------

     Total stockholders' equity ..........................         277,864          277,260
                                                                 ---------        ---------

     Total liabilities and stockholders' equity ..........       $ 631,629        $ 617,054
                                                                 =========        =========

     See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Income Statements
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                          Three months ended
                                                              March  31,
                                                      --------------------------
                                                         1999             1998
                                                      ---------        ---------
Gross sales ...................................       $ 117,519        $ 113,770
   Commissions &  freight .....................           1,323            1,585
   Sales, returns and allowances ..............            (106)             154
                                                      ---------        ---------
Net sales .....................................         116,302          112,031
   Other revenues .............................           1,097            1,571
                                                      ---------        ---------

Net revenues ..................................         117,399          113,602

Cost of goods sold ............................          76,896           74,652
                                                      ---------        ---------

Gross profit ..................................          40,503           38,950

Operating expenses:
   Selling, general and administrative
     expenses .................................          19,480           18,221
   Research and development ...................           3,609            3,313
                                                      ---------        ---------
     Total operating expenses .................          23,089           21,534

Operating profit ..............................          17,414           17,416

Other (income) expenses:
   Interest expense, net ......................           2,177            2,955
   Other (income)/expense, net ................              43              175
                                                      ---------        ---------

Income before income taxes ....................          15,194           14,286

   Provision for income taxes .................           5,014            5,143
                                                      ---------        ---------

Net income ....................................       $  10,180        $   9,143
                                                      =========        =========

Weighted average shares outstanding:
   Basic ......................................          24,533           23,910
   Effect of dilutive stock options ...........             851            1,142
                                                      ---------        ---------
   Diluted ....................................          25,384           25,052
Earnings per share of common stock and
 common stock equivalents:
   Basic ......................................       $    0.41        $    0.38
                                                      =========        =========
   Diluted ....................................       $    0.40        $    0.36
                                                      =========        =========

Cash dividends paid per share .................       $    0.03        $   0.025
                                                      =========        =========

     See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Comprehensive Income
                                   (unaudited)
                                 (in thousands)

                                                          Three months ended
                                                               March 31,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
Net income .......................................      $ 10,180       $  9,143

Other comprehensive income/(loss):
   Foreign currency translation adjustments*  ....        (8,872)        (1,381)
                                                        --------       --------

Comprehensive income/(loss) ......................      $  1,308       $  7,762
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                                 Three months ended
                                                                     March 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
Cash flows from operating activities:
   Net income ...........................................     $ 10,180      $  9,143
   Depreciation and amortization ........................       10,324        10,264
   Deferred income tax provision ........................          944           403
   Changes in assets and liabilities (net of assets and
     liabilities acquired):
     Receivables, net ...................................       (9,599)      (10,002)
     Inventories ........................................        1,988        (4,392)
        Prepaid expenses and other current assets .......       (1,260)         (747)
        Accounts payable and accrued liabilities ........        9,413          (221)
        Income taxes payable ............................         (462)        4,825
        Other noncurrent assets and liabilities .........         (529)        3,869
                                                              --------      --------
     Net cash provided by operating activities ..........       20,999        13,142
                                                              --------      --------

Cash flows from investing activities:
   Capital expenditures .................................       (6,230)       (6,632)
   Acquisition of businesses (net of cash acquired) .....      (37,336)      (11,328)
   Other investing activities ...........................         (745)         (270)
                                                              --------      --------
     Net cash used in investing activities ..............      (44,311)      (18,230)
                                                              --------      --------

Cash flows from financing activities:
   Dividends ............................................         (735)         (596)
   Net increase (decrease) in short-term debt ...........        1,145        (1,059)
   Long-term debt activity (including current portion):
     Borrowings .........................................        5,500        20,700
     Repayments .........................................       (6,401)       (7,137)
   Proceeds from the issuance of common stock ...........          476         1,797
   (Purchase of) Proceeds from the sale of treasury stock         (446)          284
                                                              --------      --------
     Net cash (used in) provided by financing
     activities...............................                    (461)       13,989
                                                              ---------      --------

Effect of exchange rate changes on cash .................       (5,302)       (1,854)
                                                              --------      --------

Net increase in cash and cash equivalents ...............      (29,075)        7,047

Cash and cash equivalents at beginning of period ........       48,527        21,469
                                                              --------      --------

Cash and cash equivalents at end of period ..............     $ 19,452      $ 28,516
                                                              ========      ========

Supplemental disclosure:
   Interest paid (net of capitalized interest) ..........     $  2,135      $  3,885
   Income taxes paid ....................................     $  3,879      $    293
   Depreciation expense .................................     $  8,184      $  7,550

     See accompanying notes to condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                    (in thousands, except per share amounts)

(1)   Basis of Presentation

      Unless otherwise indicated by the context, "Cambrex" or the "Company" means Cambrex Corporation and subsidiaries.

      The accompanying unaudited Condensed Consolidated Financial Statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 1998.

      All diluted earnings per share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method.

      The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)   Inventories

      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventories at March 31, 1999 and December 31, 1998 consist of the following:

                                                 March 31,       December 31,
                                                   1999             1998
                                                 --------         --------
      Finished goods ...................         $ 51,624         $ 54,264
      Work in process ..................           25,307           20,177
      Raw materials ....................           20,780           20,105
      Fuel oil and supplies ............            5,212            5,699
                                                 --------         --------
           Total .......................         $102,923         $100,245
                                                 ========         ========

(3)   Mergers and Acquisitions

      On March 12, 1999, Cambrex announced the purchase of the Irotec Laboratories Ltd. ("Irotec"), a supplier of active pharmaceutical ingredients
(APIs) located in Cork, Ireland. Cambrex paid approximately $35 million for the business, net of cash acquired, which was financed through the Company's cash reserves. The acquisition has been accounted for under the purchase method and as such, the purchase price has been allocated to the fair value of assets acquired and liabilities assumed.

      On January 4, 1999, the Company acquired Poietic Technologies, Inc. ("Poietics"), the leading supplier of normal human cells of hematopoietic origin. The Company paid $2.5 million cash and will pay future consideration based on the performance of the business.

      For the first quarter of 1999, the above acquisitions increased gross sales by $1,066, operating profit by $46, and had no impact on earnings per share.

(4)   Commitments

      On March 19, 1999, Cambrex announced that it had entered into a put option and call option pertaining to the stock of Conti BPC NV ("Conti"), a manufacturer and supplier of pharmaceutical intermediates and active pharmaceutical ingredients located in Landen, Belgium. Cambrex granted a put option for the stock of Conti that may be exercised from March 1, 2001 to March 1, 2002 to the seller. Simultaneously, Cambrex was granted a call option with terms similar to the put option by the seller. The price associated to the put and call options is approximately $7.5 million, subject to future working capital adjustments.

(5)   Income Taxes

      The provision for income taxes of March 31, 1999 resulted in an effective rate of 33% versus 36% at March 31, 1998. The decrease is mainly due to the effect of the Italian Substitute Tax Benefit, which was recorded in the second quarter of 1998 and will favorably impact the tax rate in 1999. This election allows previously non-deductible goodwill of Cambrex's Italian subsidiary, Profarmaco, S.r.l., to be deducted and will result in a total future tax benefit in the years 1999 to 2004 of approximately $8,000.

(6)   Long-term Debt

      Long-term debt at March 31, 1999 and December 31, 1998 consists of the following:

                                                 March 31,       December 31,
                                                   1999             1998
                                                 --------         --------
      Bank credit facilities ...........         $189,100         $190,000
      Capital lease ....................               47               49
      Notes payable ....................            7,260            1,901
                                                 --------         --------

              Subtotal .................          196,407          191,950
      Less:  current portion ...........              563              578
                                                 --------         --------
           Total .......................         $195,844         $191,372
                                                 ========         ========

      The Company met all the bank covenants for the first three months of 1999.

(7)   Segment Information

      Following is a summary of business segment information for the following dates:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       1999         1998
                                                     --------     --------
      Gross Sales:
      Human Health .............................     $ 55,645     $ 50,212
      Biotechnology ............................       17,619       15,536
      Animal Health/Agriculture ................       15,856       16,283
      Specialty Business .......................       28,399       31,739
                                                     --------     --------
                                                     $117,519     $113,770
                                                     ========     ========
      Gross Profit:
      Human Health .............................     $ 21,570     $ 20,471
      Biotechnology ............................        9,075        8,340
      Animal Health/Agriculture ................        2,890        3,861
      Specialty Business .......................        6,968        6,278
                                                     --------     --------
                                                     $ 40,503     $ 38,950
                                                     ========     ========
      Net Income:
      Biotechnology ............................     $    470     $    834
      Human Health, Animal Health/Agriculture &
         Specialty Business ....................        9,710        8,309
                                                     --------     --------
                                                     $ 10,180     $  9,143
                                                     ========     ========
      Capital Spending:
      Biotechnology ............................     $    484     $    411
      Human Health, Animal Health/Agriculture &
         Specialty Business ....................        5,746        6,221
                                                     --------     --------
                                                     $  6,230     $  6,632
                                                     ========     ========
      Depreciation:
      Biotechnology ............................     $    593     $    421
      Human Health, Animal Health/Agriculture &
         Specialty Business ....................        7,591        7,129
                                                     --------     --------
                                                     $  8,184     $  7,550
                                                     ========     ========
      Amortization:
      Biotechnology ............................     $  1,137     $  1,122
      Human Health, Animal Health/Agriculture &
         Specialty Business ....................        1,003        1,592
                                                     --------     --------
                                                     $  2,140     $  2,714
                                                     ========     ========

                                                     March 31,   December 31,
                                                       1999         1998
                                                     --------     --------
      Identifiable Assets:
      Biotechnology ............................     $ 27,689     $ 27,799
      Human Health, Animal Health/Agriculture &
         Specialty Business ....................      239,651      227,217
                                                     --------     --------
                                                     $267,340     $255,016
                                                     ========     ========

(8)   Contingencies

      The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.

      Environmental

      In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites (Superfund sites). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other noncurrent liabilities, of $4,800 at March 31, 1999 and December 31, 1998 for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates, could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

      Litigation

      The Company and its subsidiary Profarmaco S.r.l. ("Profarmaco") were named as defendants in a proceeding instituted by the Federal Trade Commission ("FTC") on December 21, 1998, in the United States District Court for the District of Columbia. The complaint alleges that exclusive license agreements which Profarmaco entered into with Mylan Laboratories, Inc. ("Mylan") covering the drug master files for (and, therefore, the right to buy and use) two active pharmaceutical ingredients ("APIs"), lorazepam and clorazepate, were part of an effort on Mylan's part to restrict competition in the supply of lorazepam and clorazepate and to increase the price charged for these products when Mylan sold them as generic pharmaceuticals. The complaint further alleges that these agreements violate the Federal Trade Commission Act, and that Mylan, Cambrex, Profarmaco, and Gyma Laboratories of America, Inc., Profarmaco's distributor in the United States, engaged in an unlawful restraint of trade and conspired to monopolize and attempted to monopolize the markets for the generic pharmaceuticals incorporating the APIs. The FTC seeks a permanent injunction and other relief, including disgorgement of the profits generated through the licensing arrangements, which the FTC alleges to be in excess of $120,000 for all defendants. In accordance with the license agreement, the Company received royalties of approximately $19,300 for the year ended December 31, 1998. The first quarter 1998 included $1,000 in royalty income from Mylan. The royalty arrangements under the agreement have concluded, however, the Company sold these products on a non-exclusive basis in the first quarter 1999.

      A lawsuit making similar allegations against the Company and Profarmaco, and seeking injunctive relief and treble damages, has been filed by the Attorneys General of 31 states and the District of Columbia in the United States District Court for the District of Columbia on behalf of those states and persons in those states who were purchasers of the generic pharmaceuticals. The Company and Profarmaco have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of lorazepam and clorazepate in generic form, making allegations essentially similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

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

      On May 14, 1998, the Company's Nepera subsidiary, a manufacturer and seller of niacinamide (Vitamin B3), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. The Company understands that the subpoena was issued as part of the Federal Government's ongoing antitrust investigation into various business practices in the vitamin industry generally. The Company and Nepera have been cooperating fully with the government's investigation.

      While it is not possible to predict with certainty the outcome of the FTC action and various other lawsuits and class actions, it is the opinion of management that the ultimate resolution of these proceedings should not have a material adverse affect on the Company's results of operations, cash flows and financial position. These matters, if resolved in a unfavorable manner, could have a material affect on the operating results of cash flows when resolved in a future reporting period.

                      CAMBREX CORPORATION AND SUBSIDIARIES
    Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                    (in thousands, except per share amounts)

Results of Operations

Comparison of First Quarter 1999 versus First Quarter 1998

The results for the first quarter of 1999 were above the same period a year ago due to increased sales in the Biotechnology and Human Health Segments, improved gross profit, lower interest costs and a reduced tax rate. The effective tax rate for the quarter ended March 1999 was 33%, versus 36% in the first quarter 1998. The increases in selling, general and administrative expense were in sales and marketing costs for the Biotechnology Segment in Europe and the U.S. The increased research and development occurred in the Biotechnology and Human Health Segments.

The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended March 31, 1999 and 1998.

                                             First Quarter Ended March 31,
                                      -----------------------------------------
                                              1999                   1998
                                      ------------------     ------------------
                                           $          %           $          %
                                      ---------   ------     ---------   ------
Human Health........................  $  55,645     47.3%    $  50,212     44.1%
Biotechnology.......................     17,619     15.0     $  15,536     13.7
Animal Health/Agriculture...........     15,856     13.5        16,283     14.3
Specialty Business..................  $  28,399     24.2     $  31,739     27.9
                                      ---------   ------     ---------   ------
      Total gross sales ............  $117,519     100.0%    $113,770     100.0%
                                      ========    ======     ========    ======
      Total net revenues............  $117,399               $113,602
                                      ========               ========
      Total gross profit............  $ 40,503               $ 38,950
                                      ========               ========

The following table shows the gross sales and gross profit of the Company's four product segments and gross profit as a percentage of each product segment for the first quarter 1999 and 1998.

                                            Gross           Gross          Gross
                                            Sales          Profit $      Profit %
                                           --------        --------      --------
1999
Human Health ......................        $ 55,645        $ 21,570        38.8%
Biotechnology .....................          17,619           9,075        51.5
Animal Health/Agriculture .........          15,856           2,890        18.2
Specialty Business ................          28,399           6,968        24.5
                                           --------        --------        ----
      Total .......................        $117,519        $ 40,503        34.5%
                                           ========        ========        ====

                                            Gross           Gross          Gross
                                            Sales          Profit $      Profit %
                                           --------        --------      --------
1998
Human Health........................       $ 50,212        $ 20,471        40.8%
Biotechnology.......................         15,536           8,340        53.7
Animal Health/Agriculture...........         16,283           3,861        23.7
Specialty Business..................         31,739           6,278        19.8
                                           --------        --------        ----
      Total.........................       $113,770        $ 38,950        34.2%
                                           ========        ========        ====

Gross sales in the first quarter 1999 increased 3.3% to $117,519 from $113,770 in the first quarter 1998. The Human Health and Biotechnology product segments increased compared to the first quarter 1998 and more than offset decreases in the Animal Health/Agriculture products and Specialty Business.

The foreign currency translation adjustments decreased by $8,872 to a negative $18,391. This decrease is attributable primarily to significant exchange rate fluctuations in the Italian lira against the U.S. dollar in the first quarter 1999. The exchange rate declined from 1648.94 lira to the dollar at December 31, 1998 to 1793.51 lira to the dollar at March 31, 1999, a decline of 8%. There were also fluctuations in the Italian lira between average rates and month end rates in the first quarter 1999 which had an effect on the foreign currency translation adjustment.

The Human Health Segment gross sales of $55,645 were $5,433 (11%) above the first quarter 1998. Gross sales were above the prior year due to strong demand for our gastro-intestinal products used for treating ulcerative colitis and increased shipments of active ingredients used in central nervous system drugs, as well as to increased shipments from our chiral intermediates business (now Chiragene). Partially offsetting these increases was the absence of shipments of an advanced intermediate used in the production of a protease inhibitor for the treatment of AIDS due to a buildup of inventory by the customer.

The BioTechnology Segment gross sales of $17,619 were $2,083 (13%) above the first quarter 1998. This increase was primarily due to the additional sales of endotoxin detection and cells culture products generated by our European subsidiary acquired in May 1998.

The Animal Health/Agriculture Segment gross sales of $15,856 in the first quarter 1999 were $427 (3%) below the first quarter 1998. The first quarter experienced a decrease in sales of Vitamin B3 products, used to enhance growth rate and weight in farm animals, due to price decreases and a product not being available for shipment due to scheduling. Agricultural Intermediate sales used for crop protection were up due to new applications by a customer. Animal Health product sales were down due to slower exports made by a major customer caused by the economic slowdown in Pacific Rim countries.

The Specialty Business Segment gross sales of $28,399 decreased $3,340 (11%) below the first quarter 1998 reflecting lower sales of THPE, a specialty polymer used as a cross-linking agent to improve the performance of polycarbonate resins, reduced specialty additives sales to Pacific Rim countries, reduced pigment shipments in Europe, and reduced demand in the Far East for a monomer used in high performance plastics.

Export sales from U.S. businesses of $17,349 in the first quarter 1999 increased 17% from the first quarter 1998. International sales from our European operations totaled $48,936 for the first quarter of 1999 as compared with $43,405 in 1998, an increase of 13%.

The gross profit in the first quarter 1999 was $40,503 compared to $38,950 in 1998. The increase was due to the higher sales in Human Health and Biotechnology and improved Specialty Business gross margin percent. The gross margin was 34.5% versus 34.2% in the first quarter 1998. The gross margin percent for the Human Health Segment was impacted by no shipments of an advanced intermediate for an AIDS drug, sales of which exceeded $3,000 in the first quarter 1998. The Animal Health/Agriculture Segment gross margin was negatively affected by pricing decreases in crop protection products compared to the first quarter 1998. The Specialty Business gross margin improved due to improved plant efficiencies and the general mix of sales.

The first quarter 1998 included $1,000 in royalty income from Mylan Laboratories for the use of intellectual property related to three pharmaceutical ingredients. The royalty arrangements under the agreements have concluded. The Company sold these products on a non-exclusive basis in first quarter 1999.

Selling, general and administrative expenses as a percentage of gross sales was 16.5% in the first quarter 1999, up from 16.0% in the first quarter 1998. The increase is mainly due to the higher sales and marketing expense resulting from building the Biotechnology and Human Health Segment business, and the additional selling expense associated with the European Biotechnology acquisition completed in the second quarter 1998.

Research and development expenses of $3,609 were 3.1% of gross sales in the first quarter 1999, and represented a 9% increase from 1998. This increase was due to the acquisition of Poietics in the Biotechnology segment and higher spending by our European facilities.

The operating profit in the first quarter 1999 was $17,414, which was equal to 1998, with a higher gross profit being offset by the increased sales and marketing expenses.

Net interest expense of $2,177 in the first quarter 1999 reflected a decrease of $778 from 1998. The decrease was due to a reduced outstanding loan balance. The average interest rate was 6.0% in the first quarter 1999 versus versus 6.4% in 1998.

Other expense of $43 for the first quarter 1999 compares to $175 for 1998.

The provision for income taxes for the first quarter 1999 resulted in an effective rate of 33% versus 36% in 1998. The decrease was mainly due to the effect of the Italian Substitute Tax Benefit, which was recorded in the second quarter 1998 and will favorably impact the tax rate in 1999.

The Company's net income for the first quarter 1999 increased 11.3% to $10,180 compared with a net income of $9,143 in the first quarter 1998.

Liquidity and Capital Resources

During the three months ended March 31, 1999, the Company generated cash flows from operations totaling $20,999, an increase of $7,857 over the same period a year ago. This increase in cash flows is due primarily to increased revenues, as well as increased current liabilities and reduced inventories. The decrease in the cash balance for the three months 1999 was $29,075, primarily due to the acquisition of Irotec for $34,836, net of cash acquired.

Capital expenditures were $6,230 in the first three months of 1999 as compared to $6,632 in the first three months of 1998. Funds were used for new production capabilities in Bayonne, NJ, and the start of construction of a new Niacinimide (Vitamin B3) plant which is expected to lower operating/production costs.

During the first three months of 1999, the Company paid cash dividends of $0.03 per share.

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by our international operations which are primarily denominated in the U.S. dollar, Swedish krona and Italian lira. The Company currently uses foreign currency forward exchange contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The net notional amount of these contracts is $28,318 which the Company estimates to be approximately 63% of the foreign currency exposure during the period covered resulting in a deferred currency loss of $734 at March 31, 1999.

Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements.

Year 2000 Update

The ability of computers, software or any equipment utilizing micro-processors to properly recognize and process data information at the turn of the century is commonly referred to as a Year 2000 ("Y2K") compliance issue. To minimize the risk of unplanned interruptions, the Company is using a multi-step approach in conducting its year 2000 project. These steps are as follows:

      Hardware/Software Inventory and Assessment: Documenting the hardware and software used by Cambrex and assigning a impact level to the business, if the item fails due to Y2K related problems.

      Hardware/Software Verification and Validation: Documenting the Compliance status of hardware and software used by Cambrex and performing test to validate compliance for critical systems.

      Supplier/Customer Verification: Surveying suppliers and customers on their Y2K compliance readiness and assessing their responses and taking corrective action.

      Implementation and Testing: Remediation of systems found not to be Y2K compliant. Most Cambrex systems are purchased third party packages and therefore are typically upgraded, replaced or retired.

      Contingency Plans: Development of plans to perform alternate activities or steps for critical systems or for systems that will not be Y2K compliant by January 1, 2000.

An estimate of completion for these steps is as follows:

                                                     % Completion
                                           ---------------------------------
                                            Actual             Plan
                                           --------  -----------------------
                                             3/99     6/99     9/99    12/99
                                           ---------------------------------
      Hardware/Software Inventory and
         Assessment ....................      90%     100%     100%     100%
      Hardware/Software Verification and
         Validation ....................      70%     100%     100%     100%
      Supplier/Customer Verification ...      70%      90%     100%     100%
      Implementation and Testing .......      50%      80%      90%     100%
      Contingency Plans ................      10%      40%      90%     100%

The Company approaches its Y2K compliance issue by categorizing its dependencies into two sections: Internal systems (Information Technology ("IT") systems and Non-IT systems), and External systems of suppliers and customers. Generally, internal systems identified as non-Y2K compliant will be replaced or modified (reprogrammed, upgraded, etc.). Many of the internal non-compliant systems were targeted for replacement for reasons other than Y2K issues as the benefits of newer technology had already created an economic business case for action. Replacement solution costs will be capitalized as permitted by applicable accounting standards whereas the cost of modification solutions will generally be expensed as repairs. External systems will be monitored with the cooperation of our suppliers and customers.

Internal Systems

a) IT systems - These systems include internal applications software such as finance, manufacturing (purchasing, product costing, production reporting, maintenance, and planning and scheduling) and logistics (distribution planning and customer order entry). All internal IT systems have been inventoried and assessed and remediated where necessary for Y2K compliance and are now being tested. The Company anticipates its internal IT will be Y2K compliant by the end of 1999.

b) Non-IT systems - These systems are used for process monitoring and control, laboratory measurement and analysis, waste treatment control, and in other plant operations. These systems include embedded chip technology such as programmable logic controllers and related hardware/software; and personal computers and related software. All internal non-IT systems have been inventoried and assessed for Y2K compliance and those which require modification are being remediated. This remediation, or where necessary replacement, will be completed by mid-1999. Testing will be completed on all systems by the end of the third quarter 1999.

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

The Company will also develop contingency plans during the third and fourth quarters of 1999 for all critical systems and key suppliers in the event an internal or external system that is believed to be compliant fails.

The dates on which the Company plans to complete any necessary Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. The Company believes its most reasonably likely worst case scenario in the event of the failure to correct a material Y2K compliance problem, internal or external, could result in an interruption in, or a failure of, certain normal business activities or operations. While management is not aware of such problems, such failures, if they occur, could have a material adverse impact on the operations of the Company. The Company believes that with the implementation of new business systems and completion of the Y2K project as scheduled, the possibility of significant interruptions of normal operations will be reduced.

The estimated total cost of implementing Y2K solutions is approximately $8,500. The total amount expended through December 1997 was $6,000 with an additional spending of approximately $1,900 occurring in 1998. With regard to the $7,900 expended through 1998, approximately $700 has been expensed and $7,200 has been expensed and capitalized in accordance with applicable accounting standards. The Company has spent approximately $100 in the first quarter 1999 and expects to spend an additional $500 by year end.

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

                           PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

Item 4.  Matters Submitted to a Vote of Securities Holders.

      1. At the annual meeting of stockholders held on April 22, 1999, William B. Korb, James A. Mack, John R. Miller, and Dean P. Phypers were elected to hold office as directors in Class III of the Company until the 2000 annual meeting of stockholders.

      2. In addition, the stockholders voted for the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 1999. Of the 22,454,531 shares represented at the meeting, 22,425,967 votes were cast in favor the appointment of PricewaterhouseCoopers LLP as auditors, 22,117 were cast against and 6,447 abstained.

Item 6.  Exhibits and Reports on Form 8-K

      a)    The exhibits filed as part of this report are listed below.

            Exhibit No.                 Description
            -----------                 -----------

               27                  Financial Data Schedule.

      b)    Reports on Form 8-K

            The registrant filed no reports on Form 8-K during the first quarter of the year ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CAMBREX CORPORATION



                                       By    /s/Douglas MacMillan
                                             ---------------------------------
                                             Douglas MacMillan
                                             Vice President
                                             (On behalf of the Registrant and
                                             as the Registrant's Principal
                                             Financial Officer)

Date:    May 13, 1999