Form 10-Q
period 1999-06-30
CAMBREX CORP
filed 1999-08-12
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 1999

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


                                    Yes X No


         As of August 1, 1999, there were 24,582,810 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                       For The Quarter Ended June 30, 1999

                                Table of Contents


                                                                                Page No.
                                                                                --------
Part I   Financial information

          Item 1.   Financial Statements

                    Condensed consolidated balance sheets as of
                    June 30, 1999 and December 31, 1998                             2

                    Condensed consolidated income statements
                    for the three months and six months ended
                    June 30, 1999 and 1998                                          3

                    Condensed consolidated statements of comprehensive
                    income for the three months and six months ended
                    June 30, 1999 and 1998                                          4

                    Condensed consolidated statements of cash flows
                    for the six months ended June 30, 1999 and 1998                 5

                    Notes to condensed consolidated financial statements       6 - 10

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             11 - 19

Part II  Other information

         Item 4.    Matters Submitted to a Vote of Securities Holders              20

         Item 6.    Exhibits and Reports on Form 8-K                               20

Signatures                                                                         21

Exhibit 27 - Financial Data Schedule                                               22

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                       June 30,        December 31,
                                                                         1999             1998
                                                                     -----------       -----------
                                                                     (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents .........................              $  22,954         $  48,527
    Trade receivables, net ............................                 76,795            56,964
    Other receivables .................................                  5,015             7,689
    Inventories, net ..................................                 98,699           100,245
    Deferred tax assets ...............................                 11,759            11,759
    Prepaid expenses and other current assets .........                  8,475             6,342
                                                                     ---------         ---------
        Total current assets ..........................                223,697           231,526

Property, plant and equipment, net ....................                270,700           255,016
Intangible assets, net ................................                130,206           126,995
Other assets ..........................................                  3,543             3,517
                                                                     ---------         ---------

        Total assets ..................................              $ 628,146         $ 617,054
                                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities ..........              $  73,169         $  63,467
    Income taxes payable ..............................                  4,114             8,733
    Short-term debt ...................................                    549             2,451
    Current portion of long-term debt .................                    550               578
                                                                     ---------         ---------
        Total current liabilities .....................                 78,382            75,229

Long-term debt ........................................                193,165           191,372
Deferred tax liabilities ..............................                 54,141            52,183
Other noncurrent liabilities ..........................                 21,219            21,010
                                                                     ---------         ---------

        Total liabilities .............................                346,907           339,794
                                                                     ---------         ---------

Stockholders' equity:
    Common stock, $.10 par value; issued 26,675,549 and
        26,573,324 shares at respective dates .........                  2,664             2,655
    Additional paid-in capital ........................                164,244           163,525
    Retained earnings .................................                153,105           132,471
    Treasury stock, at cost; 2,099,239 and 2,081,099
       shares at respective dates .....................                (10,232)           (9,841)
    Accumulated other comprehensive income/(loss) .....                (28,542)          (11,550)
                                                                     ---------         ---------

        Total stockholders' equity ....................                281,239           277,260
                                                                     ---------         ---------

        Total liabilities and stockholders' equity ....              $ 628,146         $ 617,054
                                                                     =========         =========

                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                         Three months ended                  Six months ended
                                                              June 30,                           June 30,
                                                        ----------------------             ---------------------
                                                        1999             1998              1999             1998
                                                     ---------        ---------         ---------        ---------
Gross sales .................................        $ 123,642        $ 116,173         $ 241,161        $ 229,943
Commissions &  freight ......................            1,679            1,495             3,000            3,081
    Sales, returns and allowances ...........              621              183               515              337
                                                     ---------        ---------         ---------        ---------
Net sales ...................................          121,342          114,495           237,646          226,525
    Other revenues ..........................            1,312            9,009             2,408           10,581
                                                     ---------        ---------         ---------        ---------

NET REVENUES ................................          122,654          123,504           240,054          237,106

Cost of goods sold ..........................           79,795           75,683           156,692          150,335
                                                     ---------        ---------         ---------        ---------

GROSS PROFIT ................................           42,859           47,821            83,362           86,771

Operating expenses:
    Selling, general and administrative .....           19,817           19,783            39,297           38,004
    Research and development ................            3,291            3,882             6,900            7,195
                                                     ---------        ---------         ---------        ---------
      Total operating expenses ..............           23,108           23,665            46,197           45,199

OPERATING PROFIT ............................           19,751           24,156            37,165           41,572

Other (income) expenses:
    Interest expense, net ...................            2,050            2,586             4,227            5,540
    Other (income)/expense, net .............              125             (203)              168              (28)
                                                     ---------        ---------         ---------        ---------

Income before income taxes ..................           17,576           21,773            32,770           36,060

    Provision for income taxes ..............            5,650           10,887            10,665           16,031
                                                     ---------        ---------         ---------        ---------

NET INCOME ..................................        $  11,926        $  10,886         $  22,105        $  20,029
                                                     =========        =========         =========        =========

Weighted average shares outstanding:
    Basic ...................................           24,564           24,154            24,549           24,033
    Effect of dilutive stock options ........              934            1,394               893            1,289
                                                     ---------        ---------         ---------        ---------
    Diluted .................................           25,498           25,548            25,442           25,322
Earnings per share of common stock and common
  stock equivalents:
    Basic ...................................        $    0.49        $    0.45         $    0.90        $    0.83
                                                     =========        =========         =========        =========
    Diluted .................................        $    0.47        $    0.43         $    0.87        $    0.79
                                                     =========        =========         =========        =========

Cash dividends paid per share ...............        $    0.03        $   0.025         $    0.06        $    0.05
                                                     =========        =========         =========        =========

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCONE
                                   (unaudited)
                                 (in thousands)

                                                         Three months ended               Six months ended
                                                               June  30,                      June 30,
                                                        ---------------------           ----------------------
                                                        1999             1998           1999             1998
                                                     --------         --------        --------         --------
Net income ..................................        $ 11,926         $ 10,886        $ 22,105         $ 20,029

Other comprehensive income/(loss):
    Foreign currency translation adjustments*          (8,120)           2,429         (16,992)           1,048
                                                     --------         --------        --------         --------

Comprehensive income/(loss) .................        $  3,806         $ 13,315        $  5,113         $ 21,077
                                                     ========         ========        ========         ========




---------

* The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                      Six months ended
                                                                           June 30,
                                                                     ---------------------
                                                                     1999             1998
                                                                   --------         --------
Cash flows from operating activities:
    Net income ............................................        $ 22,105         $ 20,029
    Depreciation and amortization .........................          20,237           20,061
    Deferred income tax provision .........................             269              874
    Changes in assets and liabilities (net of assets and
      liabilities acquired):
        Receivables, net ..................................         (14,343)         (15,908)
        Inventories .......................................           5,028          (10,047)
         Prepaid expenses and other current assets ........          (2,103)            (606)
         Accounts payable and accrued liabilities .........          16,561           10,102
         Income taxes payable .............................          (3,420)           5,431
         Other noncurrent assets and liabilities ..........           1,786            3,877
                                                                   --------         --------
        Net cash provided by operating activities .........          46,120           33,813
                                                                   --------         --------

Cash flows from investing activities:
    Capital expenditures ..................................         (14,302)         (17,311)
    Acquisition of businesses (net of cash acquired) ......         (37,336)         (15,199)
    Other investing activities ............................            (528)           1,445
                                                                   --------         --------
        Net cash used in investing activities .............         (52,166)         (31,065)
                                                                   --------         --------

Cash flows from financing activities:
    Dividends .............................................          (1,471)          (1,200)
    Net (decrease) increase in short-term debt ............          (1,693)             340
    Long-term debt activity (including current portion):
        Borrowings ........................................           6,000           24,600
        Repayments ........................................          (9,554)         (20,197)
    Proceeds from the issuance of common stock ............             781            4,174
    (Purchase of) Proceeds from the sale of treasury stock             (446)             180
                                                                   --------         --------
        Net cash (used in) provided by financing activities          (6,383)           7,897
                                                                   --------         --------

Effect of exchange rate changes on cash ...................         (13,144)            (107)
                                                                   --------         --------

Net (decrease) increase in cash and cash equivalents ......         (25,573)          10,538

Cash and cash equivalents at beginning of period ..........          48,527           21,469
                                                                   --------         --------

Cash and cash equivalents at end of period ................        $ 22,954         $ 32,007
                                                                   ========         ========

Supplemental disclosure:
    Interest paid (net of capitalized interest) ...........        $  4,392         $  6,938
    Income taxes paid .....................................        $ 12,373         $  8,710
    Depreciation expense ..................................        $ 16,012         $ 15,273

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per-share amounts)

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

       The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)    INVENTORIES

       Inventories at June 30, 1999 and December 31, 1998 consist of the following:

                                          June 30,           December 31,
                                           1999                  1998
                                        ---------              --------
       Finished goods................   $  46,945              $ 54,264
       Work in process...............      27,159                20,177
       Raw materials.................      19,678                20,105
       Fuel oil and supplies.........       4,917                 5,699
                                        ---------              --------
           Total.....................   $  98,699              $100,245
                                        =========              ========

(3)    ACQUISITIONS

       On March 12, 1999, Cambrex announced the purchase of the Irotec Laboratories Ltd. ("Irotec"), a supplier of active pharmaceutical ingredients
(APIs) located in Cork, Ireland. Cambrex paid approximately $34 million for the business, net of cash acquired, which was financed through the Company's cash reserves. The acquisition has been accounted for under the purchase method and as such, the purchase price has been allocated to the fair value of assets acquired.

       On January 4, 1999, the Company acquired Poietic Technologies, Inc. ("Poietics"), the leading supplier of normal human cells of hematopoietic origin. The Company paid $2.5 million cash and will pay future consideration based on the performance of the business.

       For the three and six months ended June 30, 1999, the above acquisitions increased gross sales by $6,340 and $7,406, respectively, operating profit by $1,134 and $1,180, respectively, net income by $582 and $583, respectively, and earnings per share by $0.02

(4)    COMMITMENTS

       On March 19, 1999, Cambrex announced that it had entered into a put option and call option pertaining to the stock of Conti BPC NV ("Conti"), a manufacturer and supplier of pharmaceutical intermediates and active pharmaceutical ingredients located in Landen, Belgium. Cambrex granted a put option for the stock of Conti that may be exercised from March 1, 2001 to March 1, 2002 to the seller. Simultaneously, Cambrex was granted a call option with terms similar to the put option by the seller. The price associated to the put and call options is approximately $5 million, subject to future working capital adjustments.

(5)    INCOME TAXES

       The provision for income taxes of June 30, 1999 resulted in an effective rate of 33% versus 45% at June 30, 1998. The decrease is mainly due to the effect of the Italian Substitute Tax Election, which was recorded in the second quarter of 1998. This election caused the provision for income tax to increase by $3,420 in 1998, but allows previously non-deductible goodwill of Cambrex's Italian subsidiary, Profarmaco, S.r.l., to be deducted and will result in a total future tax benefit in the years 1999 to 2004 of approximately $8,000. Excluding the Italian Substitute Tax, the effective tax rate would have been 35% in 1998.

(6)    LONG-TERM DEBT

       Long-term debt at June 30, 1999 and December 31, 1998 consists of the following:

                                               June 30,             December 31,
                                                  1999                  1998
                                               ---------            ------------
       Bank credit facilities..................$ 186,100             $ 190,000
       Capital lease............................      46                    49
       Notes payable............................   7,569                 1,901
                                               ---------             ---------
           Subtotal............................  193,715               191,950
       Less:  current portion.................       550                   578
                                               ---------             ---------
           Total............................   $ 193,165             $ 191,372
                                               =========             =========

       The Company met all the bank covenants for the first six months of 1999.

(7)    SEGMENT INFORMATION

       Following is a summary of business segment information for the following dates:

                                                       Three months ended                Six months ended
                                                             June 30,                          June 30,
                                                   ---------------------------        --------------------------
                                                      1999              1998            1999              1998
                                                   ---------         ---------        ---------        ---------
         Gross Sales:
         Human Health .....................        $  59,065         $  52,951        $ 114,710        $ 103,163
         Biotechnology ....................           17,353            16,466           34,972           32,002
         Animal Health/Agriculture ........           15,666            13,889           31,522           30,172
         Specialty Business ...............           31,558            32,867           59,957           64,606
                                                   ---------         ---------        ---------        ---------
                                                   $ 123,642         $ 116,173        $ 241,161        $ 229,943
                                                   =========         =========        =========        =========
         Gross Profit:
         Human Health .....................        $  23,513         $  28,799        $  45,083        $  49,270
         Biotechnology ....................            8,078             7,458           17,153           15,798
         Animal Health/Agriculture ........            3,514             3,022            6,404            6,883
         Specialty Business ...............            7,754             8,542           14,722           14,820
                                                   ---------         ---------        ---------        ---------
                                                   $  42,859         $  47,821        $  83,362        $  86,771
                                                   =========         =========        =========        =========
         Net Income:
         Biotechnology ....................        $    (209)        $     675        $     261        $   1,509
         Human Health, Animal Health/
           Agriculture & Specialty Business           12,135            10,211           21,844           18,520
                                                   ---------         ---------        ---------        ---------
                                                   $  11,926         $  10,886        $  22,105        $  20,029
                                                   =========         =========        =========        =========

         Capital Spending:
         Biotechnology ....................        $     469         $     793        $     953        $   1,204
         Human Health, Animal Health/
           Agriculture & Specialty Business            7,603             9,807           13,349           16,028
                                                   ---------         ---------        ---------        ---------
                                                   $   8,072         $  10,600        $  14,302        $  17,232
                                                   =========         =========        =========        =========
         Depreciation:
         Biotechnology ....................        $     245         $     456        $     838        $     877
         Human Health, Animal Health/
           Agriculture & Specialty Business            7,583             7,267           15,174           14,396
                                                   ---------         ---------        ---------        ---------
                                                   $   7,828         $   7,723        $  16,012        $  15,273
                                                   =========         =========        =========        =========
         Amortization:
         Biotechnology ....................        $   1,136         $   1,076        $   2,273        $   2,198
         Human Health, Animal Health/
           Agriculture & Specialty Business              949               998            1,952            2,590
                                                   ---------         ---------        ---------        ---------
                                                   $   2,085         $   2,074        $   4,225        $   4,788
                                                   =========         =========        =========        =========


                                                                                      June 30,        December 31,
                                                                                        1999              1998
                                                                                      ---------        ---------
        Identifiable Assets:
        Biotechnology .....................                                           $  27,566        $  27,799
        Human Health, Animal Health/
          Agriculture & Specialty Business                                              243,134          227,217
                                                                                      ---------        ---------
                                                                                      $ 270,700        $ 255,016
                                                                                      =========        =========

(8)    CONTINGENCIES

       The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.

       Environmental

       In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites (Superfund sites). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other noncurrent liabilities, of $4,500 at June 30, 1999, and $4,800 at December 31, 1998, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates, could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

       Litigation

       The Company and its subsidiary Profarmaco S.r.l. ("Profarmaco") were named as defendants in a proceeding instituted by the Federal Trade Commission ("FTC") on December 21, 1998, in the United States District Court for the District of Columbia. The complaint alleges that exclusive license agreements which Profarmaco entered into with Mylan Laboratories, Inc. ("Mylan") covering the drug master files for (and, therefore, the right to buy and use) two active pharmaceutical ingredients ("APIs"), lorazepam and clorazepate, were part of an effort on Mylan's part to restrict competition in the supply of lorazepam and clorazepate and to increase the price charged for these products when Mylan sold them as generic pharmaceuticals. The complaint further alleges that these agreements violate the Federal Trade Commission Act, and that Mylan, Cambrex, Profarmaco, and Gyma Laboratories of America, Inc., Profarmaco's distributor in the United States, engaged in an unlawful restraint of trade and conspired to monopolize and attempted to monopolize the markets for the generic pharmaceuticals incorporating the APIs. The FTC seeks a permanent injunction and other relief, including disgorgement of the profits generated through the licensing arrangements, which the FTC alleges to be in excess of $120,000 for all defendants. In accordance with the license agreement, the Company received royalties of approximately $19,300 for the year ended December 31, 1998. The second quarter 1998 included $8,500 in royalty income from Mylan. The royalty arrangements under the agreement have concluded, however, and the Company sold these products on a non-exclusive basis in 1999.

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

       While it is not possible to predict with certainty the outcome of the FTC action and various other lawsuits and class actions, it is the opinion of management that the ultimate resolution of these proceedings should not have a material adverse effect on the Company's results of operations, cash flows and financial position. These matters, if resolved in an unfavorable manner, could have a material effect on the operating results and cash flows when resolved in a future reporting period.

(9)      SUBSEQUENT EVENTS

       On July 12, 1999, Cambrex acquired FMC Corporation's Bio Products business for approximately $38 million, of which $31 million was financed through the Company's revolving credit agreement and $7 million through the Company's cash reserves. The acquisition includes two operating facilities located in Rockland, Maine and Copenhagen, Denmark, and a number of U.S. and foreign patents associated with the business. The acquisition will be accounted for under the purchase method of accounting.

                      CAMBREX CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    (in thousands, except per-share amounts)

RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER 1999 VERSUS SECOND QUARTER 1998

The results for the second quarter of 1999 were above the same period a year ago due to increased sales in the Human Health, Biotechnology and Animal Health/Agriculture Segments, as well as lower administrative expenses, lower interest costs and a reduced tax rate. The effective tax rate for the quarter ended June 1999 was 32%, versus 34% in the second quarter 1998. (Excluding the effect of the Italian Tax election of $3,420).

The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended June 30, 1999 and 1998.

                                                  Quarter Ended June 30,
                                 -----------------------------------------------------
                                           1999                           1998
                                 -----------------------       -----------------------
                                     $                %            $                %
                                 --------          -----       --------          -----
Human Health ............        $ 59,065           47.7%      $ 52,951           45.6%
Biotechnology ...........          17,353           14.0         16,466           14.2
Animal Health/Agriculture          15,666           12.7         13,889           11.9
Specialty Business ......          31,558           25.6         32,867           28.3
                                 --------          -----       --------          -----
      Total gross sales .        $123,642          100.0%      $116,173          100.0%
                                 ========          =====       ========          =====

The following table shows the gross sales and gross profit of the Company's four product segments and gross profit as a percentage of each product segment for the second quarter 1999 and 1998.

                                                   Gross          Gross           Gross
                                                   Sales $       Profit $        Profit %
                                                 --------        --------        --------
1999
Human Health ............................        $ 59,065        $ 23,513            39.8%
Biotechnology ...........................          17,353           8,078            46.6
Animal Health/Agriculture ...............          15,666           3,514            22.4
Specialty Business ......................          31,558           7,754            24.6
                                                 --------        --------        --------
      Total .............................        $123,642        $ 42,859            34.7%
                                                 ========        ========        ========


                                                   Gross          Gross           Gross
                                                   Sales $       Profit $        Profit %
                                                 --------        --------        --------
1998
Human Health ............................        $ 52,951        $ 28,799            54.4%
Biotechnology ...........................          16,466           7,458            45.3
Animal Health/Agriculture ...............          13,889           3,022            21.8
Specialty Business ......................          32,867           8,542            26.0
                                                 --------        --------        --------
      Total .............................        $116,173        $ 47,821            41.2%
                                                 ========        ========        ========

Gross sales in the second quarter 1999 increased 6.4% to $123,642 from $116,173 in the second quarter 1998. Sales in the Human Health, Biotechnology and Animal Health/Agriculture product segments increased compared to the second quarter 1998 and more than offset the decrease in the Specialty Business segment.

The foreign currency translation adjustments decreased by $8,120 to a negative $28,542 from March 31, 1999. This decrease is attributable primarily to significant exchange rate fluctuations in the Italian lira against the U.S. dollar in the second quarter 1999. The exchange rate declined from 1,793.51 lira to the dollar at March 31, 1999 to 1,877.60 lira to the dollar at June 30, 1999, a decline of 5%. There were also fluctuations in the Italian lira between average rates and month end rates in the second quarter 1999 which had an effect on the foreign currency translation adjustment. The Swedish Krona and British Pound Sterling each decreased approximately 3% in the second quarter.

The Human Health Segment gross sales of $59,065 were $6,114 (12%) above the second quarter 1998. Gross sales were above the prior year due to increased demand for generic pharmaceuticals used in gastro-intestinal, endocrine and central nervous system preparations, as well as new products and sales generated by our acquisition of Irotec in Ireland in March 1999. Partially offsetting these increases was the absence of shipments of an advanced intermediate used in the production of a protease inhibitor for the treatment of AIDS, which had $2,500 in sales in the second quarter 1998.

The Biotechnology Segment gross sales of $17,353 were $887 (5%) above the second quarter 1998 from increased shipments of endotoxin detection and cell culture products, partially offset by reduced sales of lower margin serum products. Sales were also impacted by a temporary halt in shipments of a cell product used by a major customer.

The Animal Health/Agriculture Segment gross sales of $15,666 in the second quarter 1999 were $1,777 (13%) above the second quarter 1998. The second quarter increase was due to sales of an agricultural intermediate which is being used in a new crop protection application. Animal Health product sales were affected by slower exports made by a major customer caused by the continued economic slowdown in Pacific Rim countries.

The Specialty Business Segment gross sales of $31,558 decreased $1,309 (4%) below the second quarter 1998 reflecting lower sales of products to the photography market and reduced demand for an engineering plastics monomer due to continued softness in Far East markets. Encapsulants used in the telecommunications market increased due to orders from new customers.

Export sales from U.S. businesses of $14,085 in the second quarter 1999 decreased 14% from the second quarter 1998. International sales from our European operations totaled $50,288 for the second quarter of 1999 as compared with $42,939 in 1998, an increase of 17%.

The gross profit in the second quarter 1999 was $42,859 compared to $47,821 in 1998. Second quarter 1998 included $8,500 of royalty income. This royalty income ended in December 1998 with the termination of the exclusive portion of the License Agreement with Mylan Laboratories. The gross margin was 34.7% in the second quarter 1999 versus 41.2% in 1998 (without the royalty income the gross margin in 1998 was 33.8%). The gross margin percent for the Human Health Segment was impacted by no royalty income in 1999 versus the $8,500 in 1998. Without the royalty income the second quarter 1998 gross margin for Human Health would have been 38.3% compared with 39.8% in the second quarter 1999.

The second quarter 1998 included $8,500 in royalty income from Mylan Laboratories for the use of intellectual property related to three pharmaceutical ingredients. The royalty arrangements under the agreements have concluded. The Company sold these products on a non-exclusive basis in the second quarter 1999.

Selling, general and administrative expenses as a percentage of gross sales was 16.0% in the second quarter 1999, down from 17.0% in the second quarter 1998. The decrease was mainly due to the lower administrative expenses at the corporate group and additional expense reduction at some of the specialty chemical sites. These decreases more than offset increased sales and marketing expenses resulting from building the Biotechnology and Human Health Segments.

Research and development expenses of $3,291 were 2.7% of gross sales in the second quarter 1999, and represented a 15% decrease from 1998. This decrease was due to reduced research costs at our Zeeland, Michigan site and reduced corporate sponsored R&D activities with outside organizations.

The operating profit in the second quarter 1999 was $19,751, compared to $24,156 in 1998. The second quarter 1998 operating profit included $8,500 in royalty income, which was ended as of December 31, 1998.

Net interest expense of $2,050 in the second quarter 1999 reflected a decrease of $536 from 1998 as the result of a reduction in the outstanding loan balance and a lower interest rate. The average interest rate was 5.8% in the second quarter 1999 versus versus 6.5% in 1998.

Other expense of $125 for the second quarter 1999 was $328 higher than the $203 in other income in 1998. The second quarter 1998 included gains on foreign exchange at our Italian subsidiary.

The provision for income taxes for the second quarter 1999 resulted in an effective rate of 32.1% versus 34.3% in 1998 (excluding the effect of the Italian Tax Election of $3,420) The decrease in the 1999 rate was mainly due to the effect of the Italian Substitute Tax Benefit, and Research and Development credits.

The Company's net income for the second quarter 1999 increased 9.6% to $11,926 compared with a net income of $10,886 in the second quarter 1998.

COMPARISON OF FIRST SIX MONTHS OF 1999 VERSUS FIRST SIX MONTHS OF 1998

Results in the first half of 1999 were above the comparable 1998 period due to the increase in sales in the Human Health and Biotechnology product Segments, lower administrative expenses, lower interest costs and a reduced tax rate.

Sales increased by $11,218 (5%) in 1999 to $241,161 compared to the same period a year ago. The effect of foreign currency exchange rates negatively impacted sales by $600 in the first half of 1999 versus 1998.

The following table shows the gross sales of the Company's four segments in dollars and as a percentage of the Company's total gross sales, as well as the net revenues and gross profit for the first half 1999 and 1998.

                                                 Six Months Ended June 30,
                                 ------------------------------------------------------
                                            1999                          1998
                                 ------------------------      ------------------------
                                     $                %            $                %
                                 --------        --------      --------        --------
Human Health ............        $114,710            47.6%     $103,163            44.9%
Biotechnology ...........          34,972            14.5        32,002            13.9
Animal Health/Agriculture          31,522            13.1        30,172            13.1
Specialty Business ......          59,957            24.8        64,606            28.1
                                 --------        --------      --------        --------
      Total gross sales .        $241,161           100.0%     $229,943           100.0%
                                 ========        ========      ========        ========

The following table shows the gross sales and gross profit of the Company's four product segments and gross profit as a percentage of each product segment for the six months 1999 and 1998.

                                                   Gross          Gross           Gross
                                                   Sales $       Profit $        Profit %
                                                 --------        --------        --------
1999
Human Health ............................        $114,710        $ 45,083            39.3%
Biotechnology ...........................          34,972          17,153            49.0
Animal Health/Agriculture ...............          31,522           6,404            20.3
Specialty Business ......................          59,957          14,722            24.6
                                                 --------        --------        --------
      Total .............................        $241,161        $ 83,362            34.6%
                                                 ========        ========        ========


                                                   Gross          Gross           Gross
                                                   Sales $       Profit $        Profit %
                                                 --------        --------        --------
1998
Human Health ............................        $103,163        $ 49,270            47.8%
Biotechnology ...........................          32,002          15,798            49.4
Animal Health/Agriculture ...............          30,172           6,883            22.8
Specialty Business ......................          64,606          14,820            22.9
                                                 --------        --------        --------
      Total .............................        $229,943        $ 86,771            37.7%
                                                 ========        ========        ========

Gross sales in the first half 1999 increased 4.9% to $241,161 from $229,943 in the first half 1998. Sales in the Human Health, Biotechnology and Animal Health/Agriculture product segments increased compared to the first half 1998 and more than offset the decrease in the Specialty Business segment.

The foreign currency translation adjustments decreased by $16,992 to a negative $28,542 from December 31, 1998. This decrease is attributable primarily to significant exchange rate fluctuations in the Italian lira against the U.S. dollar in the first half 1999. The exchange rate declined from 1,648.94 lira to the dollar at December 31, 1999 to 1,877.60 lira to the dollar at June 30, 1999, a decline of 14%. There were also fluctuations in the Italian lira between average rates and month end rates in the first half 1999 which had an effect on the foreign currency translation adjustment. The Swedish Krona and British Pound Sterling each decreased approximately 5% in the first half.

The Human Health Segment gross sales of $114,710 were $11,547 (11%) above the first half of 1998 due primarily to generic pharmaceuticals used in gastro-intestinal and central nervous system preparations, new products, and sales generated by the acquisition of Irotec in Ireland in March 1999. This Segment has been adversely affected by no shipments of an advanced intermediate used in the production of a protease inhibitor for the treatment of AIDS, which had $6,100 in sales in the first half of 1998.

The Biotechnology Segment gross sales of $34,972 were $2,970 (9%) above the first half of 1998 due to increased shipments of endotoxin detection and cell culture products. Sales were negatively impacted by a temporary halt in shipments of a cell product used by a major customer.

The Animal Health/Agriculture Segment gross sales of $31,522 were $1,350 (4%) above the first half of 1998. This increase was mainly due to new applications by a customer for crop protection. Animal Health product sales were affected by slower exports made by a major customer caused by the continued economic slowdown in Pacific Rim countries.

The Specialty Business Segment gross sales of $59,957 were $4,649 (7%) below the first half of 1998 due to reduced demand for an engineering plastics monomer reflecting continued softness in Far East markets. Encapsulants used in telecommunications increased due to orders from new customers.

Export sales from U.S. businesses of $31,434 in the first half of 1999 compared to $32,261 in 1998. International sales from our European operations totaled $99,224 for the first six months of 1999 compared to $86,344 in 1998.

Total gross profit of $83,362 was $3,409 below 1998 due mainly to the effect of royalty income of $9,500 in the first half of 1998. The gross margin for the first half of 1999 was 34.6% versus 37.7% in 1998. Excluding the royalty income, the gross margin in 1998 was 33.6%.

Selling, general and administrative and research and development expenses as a percentage of gross sales was 19.2% in the first half of 1999, down from 19.7% in 1998. The decrease is mainly due to reduced administrative costs at the corporate group and a reorganization at some of the specialty chemical sites which was started in 1998. Increases in marketing and sales was due to added promotional and compensation expenses attributed to upgrading biotechnology marketing efforts in the U.S. and Europe.

The average interest rate was 5.9% in the first half of 1999 versus 6.4% in 1998.

The provision for income taxes for the first half resulted in an effective rate of 32.5% versus 35% in 1998 (excluding the Italian Tax Election).

The first half 1998 included a one-time charge of $3,420 in income taxes for the Italian Tax Election. This election allows previously non-deductible goodwill of Cambrex's Italian subsidiary, Profarmaco, S.r.l., to be deducted. This one-time charge will have a total future tax benefit in the years 1999 to 2004 of approximately $8,000.

The Company's net income for the first six months of 1999 increased 10% to $22,105 compared with a net income of $20,029 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1999, the Company generated cash flows from operations totaling $46,120, an increase of $12,307 over the same period a year ago. This increase in cash flows is due primarily to increased revenues, as well as a working capital reduction program. The decrease in the cash balance for the six months 1999 was $25,573, primarily due to the acquisition of Irotec for $34,836, net of cash acquired.

Capital expenditures were $14,302 in the first six months of 1999 as compared to $17,311 in the six months of 1998. Funds were used for new production capabilities in Bayonne, NJ, and the start of construction of a new Niacinimide (Vitamin B3) plant which is expected to lower operating/production costs.

During the first six months of 1999, the Company paid cash dividends of $0.06 per share.

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by our international operations which are primarily denominated in the U.S. dollar, Swedish krona and Italian lira. The Company currently uses foreign currency forward exchange contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The net notional amount of these contracts is $33,939 which the Company estimates to be approximately 69% of the foreign currency exposure during the period covered resulting in a deferred currency loss of $1,358 at June 30, 1999.

In January 1999, Cambrex acquired Poietic Technologies, Inc. for $2,500 cash and in March 1999, the Company purchased Irotec Laboratories Ltd. for approximately $34,000, which was financed through the Company's cash reserves. In July 1999, the Company completed the acquisition of FMC Corporation's Bio Products business for approximately $38,000, of which $31,000 was financed through the Company's revolving credit agreement and $7,000 through the Company's cash reserves.

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

         HARDWARE/SOFTWARE VERIFICATION AND VALIDATION: Documenting the compliance status of hardware and software used by Cambrex and performing tests to validate compliance for critical systems.

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

An estimate of completion for these steps is as follows:

                                                               % Completion
                                                        -----------------------------
                                                        Actual            Plan
                                                        ------      -----------------
                                                         6/99        9/99      12/99
                                                        ------      ------    -------
         Hardware/Software Inventory and
         Assessment.............................          99%        100%       100%
         Hardware/Software Verification and
              Validation........................          85%        100%       100%
         Supplier/Customer Verification.........          95%        100%       100%
         Implementation and Testing.............          80%         90%       100%
         Contingency Plans......................          20%         90%       100%


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

b) Non-IT systems - These systems are used for process monitoring and control, laboratory measurement and analysis, waste treatment control, and in other plant operations. These systems include embedded chip technology such as programmable logic controllers and related hardware/software; and personal computers and related software. All internal non-IT systems have been inventoried and assessed for Y2K compliance and those which require modification will be remediated by the end of the third quarter 1999.

External systems

External systems include systems of customers and suppliers. The Company is in the process of understanding the extent to which it is vulnerable to the Y2K issues of its customers and suppliers. The Company has identified and contacted third parties whose systems would have a significant negative impact on operations if not Y2K compliant, and is in the process of assessing the systems of these third parties. The Company has completed its assessment and expects to have developed requisite action plans with respect to these findings by the end of the third quarter 1999.

The Company will also develop contingency plans during the third and fourth quarters of 1999 for all critical systems and key suppliers in the event an internal or external system, that is believed to be compliant, fails.

The dates on which the Company plans to complete any necessary Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. The Company believes its most reasonably likely worst case scenario in the event of the failure to correct a material Y2K compliance problem, internal or external, could result in an interruption in, or a failure of, certain normal business activities or operations. While management is not aware of such problems, such failures, if they occur, could have a material adverse impact on the operations of the Company. The Company believes that with the implementation of a new business systems and completion of the Y2K project as scheduled, the possibility of significant interruptions of normal operations will be reduced.

The Company expects the costs directly associated with its Y2K efforts to approximate $8,500 of which approximately $8,150 has been spent to date. The cost estimates do not include additional costs that may be incurred as a result of the failure of third parties to become Y2K compliant or costs to implement any contingency plans.

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

                           PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 4.    MATTERS SUBMITTED TO A VOTE OF SECURITIES HOLDERS.

           Refer to form 10-Q for the quarterly period ended March 31, 1999.

ITEM 5     EXHIBITS AND REPORTS ON FORM 8-K

           a) The exhibits filed as part of this report are listed below.

                Exhibit No.                           Description

                27                                   Financial Data Schedule.

           b) Reports on Form 8-K

              The registrant filed no reports on Form 8-K during the second quarter of the year ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CAMBREX CORPORATION



                                By /s/ Douglas MacMillan
                                   ---------------------------------
                                   Douglas MacMillan
                                   Vice President
                                   (On behalf of the Registrant and
                                   as the Registrant's Principal
                                   Financial Officer)










Date:   August 11, 1999