Form 10-Q
period 1999-09-30
CAMBREX CORP
filed 1999-11-12
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended September 30, 1999
                                              ------------------
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    for the transition period from        to
                                                   -------  -------
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


           As of November 1, 1999, there were 24,603,685 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                     For The Quarter Ended September 30,1999

                                Table of Contents


                                                                                           Page No.
                                                                                           --------
Part I     Financial information

            Item 1.     Financial Statements (Unaudited)

                        Condensed consolidated balance sheets as of
                        September 30, 1999 and December 31, 1998                                2

                        Condensed consolidated income statements
                        for the three months and nine months ended
                        September 30, 1999 and 1998                                             3

                        Condensed consolidated statements of comprehensive
                        income for the three months and nine months ended
                        September 30, 1999 and 1998                                             4

                        Condensed consolidated statements of cash flows
                        for the nine months ended September 30, 1999 and 1998                   5

                        Notes to condensed consolidated financial statements               6 - 11

           Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                     12 - 21

Part II    Other information

           Item 4.      Matters Submitted to a Vote of Securities Holders                      22

           Item 6.      Exhibits and Reports on Form 8-K                                       22

Signatures                                                                                     23

Exhibit 27 - Financial Data Schedule                                                           24

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (in thousands)

                                                                                        September 30,            December 31,
                                                                                            1999                     1998
                                                                                          --------                  --------
ASSETS
Current assets:
     Cash and cash equivalents...............................................           $   30,759                $   48,527
     Trade receivables, net..................................................               74,274                    56,964
     Inventories, net........................................................              100,708                   100,245
     Deferred tax assets.....................................................               11,759                    11,759
     Other current assets....................................................               13,217                    14,031
                                                                                          --------                  --------
         Total current assets................................................              230,717                   231,526

Property, plant and equipment, net...........................................              287,186                   255,016
Intangible assets, net.......................................................              153,203                   126,995
Other non-current assets.....................................................                8,567                     3,517
                                                                                          --------                  --------

         Total assets........................................................             $679,673                  $617,054
                                                                                           =======                   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities................................            $  72,806                  $ 63,467
     Income taxes payable....................................................                5,895                     8,733
     Short-term debt.........................................................                1,191                     3,029
                                                                                           -------                  --------
         Total current liabilities...........................................               79,892                    75,229

Long-term debt...............................................................              226,996                   191,372
Deferred tax liabilities.....................................................               54,167                    52,183
Other noncurrent liabilities.................................................               20,589                    21,010
                                                                                           -------                  --------

         Total liabilities...................................................              381,644                   339,794
                                                                                           -------                   -------

Stockholders' equity:
     Common stock, $.10 par value; issued 26,682,049 and
         26,573,324 shares at respective dates...............................                2,665                     2,655
     Additional paid-in capital..............................................              165,418                   163,525
     Retained earnings.......................................................              162,041                   132,471
     Treasury stock, at cost; 2,099,239 and 2,081,099
        shares at respective dates...........................................              (10,232)                   (9,841)
     Accumulated other comprehensive income/(loss)...........................              (21,863)                  (11,550)
                                                                                          --------                  ---------

         Total stockholders' equity..........................................              298,029                   277,260
                                                                                           -------                   -------

         Total liabilities and stockholders' equity..........................             $679,673                  $617,054
                                                                                           =======                   =======





See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                      Three months ended                       Nine months ended
                                                         September 30,                            September 30,
                                                         -------------                            -------------
                                                   1999                1998                  1999               1998
                                                   ----                ----                  ----               ----

Gross sales....................................  $118,602             $104,423             $359,763            $334,366
     Commissions, freight and allowances.......     1,709                1,837                5,224               5,255
                                                ---------            ---------             --------            --------
Net sales......................................   116,893              102,586              354,539             329,111
     Other revenues............................       557                5,364                2,965              15,945
                                                ---------            ---------             --------            --------

NET REVENUES...................................   117,450              107,950              357,504             345,056

Cost of goods sold.............................    78,216               69,111              234,908             219,446
                                                ---------            ---------             --------            --------

GROSS PROFIT...................................    39,234               38,839              122,596             125,610

Operating expenses:
     Selling, general and administrative.......    18,301               18,556               57,598              56,560
     Research and development..................     3,842                3,307               10,742              10,502
     Restructuring charge......................         -                1,400                    -               1,400
                                                ---------            ---------             --------            --------
       Total operating expenses................    22,143               23,263               68,340              68,462

OPERATING PROFIT...............................    17,091               15,576               54,256              57,148

Other expenses:
     Interest expense, net.....................     2,678                2,209                6,904               7,879
     Other expense, net........................       189                  364                  358                 206
                                                ---------            ---------             --------            --------

Income before income taxes.....................    14,224               13,003               46,994              49,063

     Provision for income taxes................     4,551                4,152               15,216              20,183
                                                ---------            ---------             --------            --------

NET INCOME.....................................  $  9,673             $  8,851             $ 31,778            $ 28,880
                                                =========            =========             ========            ========

Weighted average shares outstanding:
     Basic.....................................    24,583               24,288               24,560              24,119
     Effect of dilutive stock options..........     1,071                1,195                  962               1,258
                                                ---------            ---------             --------            --------
     Diluted...................................    25,654               25,483               25,522              25,377
Earnings per share of common stock and
common stock equivalents:
     Basic..................................... $    0.39            $    0.36             $   1.29            $   1.20
                                                =========            =========             ========            ========
     Diluted................................... $    0.38            $    0.35             $   1.25            $   1.14
                                                =========            =========             ========            ========

Cash dividends paid per share.................. $    0.03            $    0.03             $   0.09            $   0.08
                                                =========            =========             ========            ========


See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)
                                 (in thousands)

                                                             Three months ended                          Nine months ended
                                                                 September 30,                             September 30,
                                                                 -------------                             -------------
                                                           1999                  1998                 1999              1998
                                                           ----                  ----                 ----              ----

Net income..........................................      $ 9,673              $ 8,851             $ 31,778            $ 28,880

Other comprehensive income:
     Foreign currency translation adjustments*......        6,589                7,112              (10,313)              8,160
                                                         --------             --------             --------            --------

Comprehensive income................................     $ 16,262             $ 15,963             $ 21,465            $ 37,040
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                                  Nine months ended
                                                                                                     September 30,
                                                                                                     -------------
                                                                                            1999                     1998
                                                                                         ---------                 ---------
Cash flows from operating activities:
     Net income..............................................................            $  31,778                  $ 28,880
     Depreciation and amortization...........................................               31,910                    30,192
     Deferred income tax provision...........................................                  296                     5,863
     Changes in assets and liabilities (net of assets and liabilities acquired):
         Receivables, net....................................................               (8,654)                  (13,377)
         Inventories.........................................................                6,783                   (11,431)
         Prepaid expenses and other current assets...........................               (1,109)                   (1,818)
         Accounts payable and accrued liabilities............................                9,044                     7,798
         Income taxes payable................................................               (2,077)                    4,174
         Other noncurrent assets and liabilities.............................               (4,367)                    1,591
                                                                                         ---------                 ---------
         Net cash provided by operating activities...........................               63,604                    51,872
                                                                                         ---------                 ---------

Cash flows from investing activities:
     Capital expenditures....................................................              (25,617)                  (30,596)
     Acquisition of businesses (net of cash acquired)........................              (75,338)                  (15,199)
     Other investing activities..............................................                 (170)                    1,923
                                                                                         ---------                 ---------
         Net cash used in investing activities...............................             (101,125)                  (43,872)
                                                                                         ---------                 ---------

Cash flows from financing activities:
     Dividends...............................................................               (2,208)                   (1,927)
     Net decrease in short-term debt.........................................               (1,496)                   (1,528)
     Long-term debt activity (including current portion):
         Borrowings..........................................................               44,500                    34,100
         Repayments..........................................................              (14,363)                  (29,124)
     Proceeds from the issuance of common stock..............................                1,958                     5,238
     Purchase of treasury stock..............................................                 (446)                     (218)
                                                                                         ---------                 ---------
         Net cash provided by financing activities...........................               27,945                     6,541
                                                                                         ---------                 ---------

Effect of exchange rate changes on cash......................................               (8,192)                    5,154
                                                                                         ---------                 ---------

Net (decrease) increase in cash and cash equivalents.........................              (17,768)                   19,695

Cash and cash equivalents at beginning of period.............................               48,527                    21,469
                                                                                         ---------                 ---------

Cash and cash equivalents at end of period...................................            $  30,759                 $  41,164
                                                                                         =========                 =========

Supplemental disclosure:
     Interest paid (net of capitalized interest).............................             $  7,581                  $ 10,182
     Income taxes paid.......................................................             $ 13,424                  $ 12,548
     Depreciation expense....................................................             $ 25,206                  $ 23,102

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

        The accompanying unaudited Condensed Consolidated Financial Statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 1998.

        The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)     INVENTORIES

        Inventories at September 30, 1999 and December 31, 1998 consist of the following:

                                            September 30,              December 31,
                                                 1999                      1998
                                               --------                  --------
        Finished goods...................     $  40,192                  $ 54,264
        Work in process..................        27,125                    20,177
        Raw materials....................        27,919                    20,105
        Fuel oil and supplies............         5,472                     5,699
                                               --------                  --------
             Total.......................      $100,708                  $100,245
                                               ========                  ========

(3)      ACQUISITIONS

        On July 12, 1999, Cambrex completed the acquisition of FMC Corporation's BioProducts business, which has been renamed BioWhittaker Molecular Applications ("BMA"). The business, which serves the life sciences industry, is the world's largest manufacturer of electrophoresis media based on the polymer agatose. The transaction includes two operating facilities located in Rockland, Maine and Copenhagen, Denmark. Cambrex paid approximately $38,000 for the business, of which $31,000 was financed through the Company's revolving credit agreement and $7,000 through the Company's cash reserves.

        On March 12, 1999, Cambrex completed the acquisition of Irotec Laboratories Ltd. ("Irotec"), a supplier of active pharmaceutical ingredients
(APIs) located in Cork, Ireland. Cambrex paid approximately $35,000 for the business, net of cash acquired, which was financed through the Company's cash reserves.

        On January 4, 1999, the Company acquired Poietic Technologies, Inc. ("Poietics"), the leading supplier of normal human cells of hematopoietic origin. The Company paid $2,500 cash and will pay future consideration based on the performance of the business.

        The above acquisitions have been accounted for by the purchase method of accounting and accordingly the results of operations of the acquisitions are included in the accompanying consolidated financial statements from the date of the acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment when additional information concerning asset and liability valuations are finalized.

        The proforma information for the above acquisitions has not been included in these financial statements, as it was deemed to be immaterial, both individually and collectively.

        For the three and nine months ended September 30, 1999, the above acquisitions increased gross sales by $11,011 and $18,418, respectively, operating profit by $1,000 and $2,180, respectively, net income by ($168) and $415, respectively, and earnings per share by ($0.01) and $0.01, respectively.

(4)     COMMITMENTS

           On August 11, 1999, the Company completed a marketing, development and media supply agreement with Osiris Therapeutics, Inc. covering adult stem cells, the progenitors of structural and connective tissues. The Company's BioWhittaker subsidiary will manufacture and market adult stem cell products for the life science research market through an exclusive worldwide license from Osiris. BioWhittaker will also become the exclusive supplier of culture media to Osiris for the production of human adult stem cells in therapeutic applications. The two companies will share development costs and Osiris will receive royalties on sales of research reagents. Cambrex also purchased $5,000 of Osiris Common Stock, which represents approximately 5% ownershipinterest in the Company, and has agreed to purchase an additional $2,000 of Common Stock coincident with an Osiris initial public offering. Cambrex also received preemptive rights to maintain its equity position in subsequent rounds of financing. The $5,000 paid for Osiris Common Stock is included in Other Non-current Assets.

        On March 19, 1999, Cambrex announced that it had entered into a put option and call option pertaining to the stock of Conti BPC NV ("Conti"), a manufacturer and supplier of pharmaceutical intermediates and active pharmaceutical ingredients located in Landen, Belgium. Cambrex granted a put option for the stock of Conti that may be exercised from March 1, 2001 to March 1, 2002 to the seller. Simultaneously, Cambrex was granted a call option with terms similar to the put option by the seller. The purchase price for Conti in the put and call option is approximately $5,000, subject to future working capital adjustments.

(5)     INCOME TAXES

        The provision for income taxes of September 30, 1999 resulted in an effective rate of 32% versus 41% at September 30, 1998. The decrease is mainly due to the effect of the Italian Substitute Tax Election, which was recorded in the second quarter of 1998. This election caused the provision for income tax to increase by $3,420 in 1998, but allows previously non-deductible goodwill of Cambrex's Italian subsidiary, Profarmaco, S.r.l., to be deducted and will result in a total future tax benefit in the years 1999 to 2004 of approximately $8,000. Excluding the Italian Substitute Tax, the effective tax rate would have been 35% in 1998.

(6)     LONG-TERM DEBT

        Long-term debt at September 30, 1999 and December 31, 1998 consists of the following:

                                             September 30,             December 31,
                                                  1999                      1998
                                               ---------                 ---------
        Bank credit facilities...........      $ 220,500                 $ 190,000
        Other............................          6,946                     1,950
                                               ---------                 ---------

             Subtotal....................        227,446                   191,950
        Less:  current portion...........            450                       578
                                               ---------                 ---------
             Total.......................      $ 226,996                 $ 191,372
                                               =========                 =========

        The Company met all the bank covenants for the first nine months of 1999.

(7)     SEGMENT INFORMATION

        Following is a summary of business segment information for the following dates:

                                                           Three months ended                          Nine months ended
                                                              September 30,                              September 30,
                                                              -------------                              -------------
                                                         1999               1998                   1999              1998
                                                       --------             --------             --------            --------
        Gross Sales:
        ------------
        Human Health...............................    $ 55,851             $ 45,211             $170,561            $148,374
        Biotechnology..............................      23,924               16,504               58,896              48,506
        Animal Health/Agriculture..................      10,019               11,985               41,541              42,157
        Specialty Business.........................      28,808               30,723               88,765              95,329
                                                       --------             --------             --------            --------
                                                       $118,602             $104,423             $359,763            $334,366
                                                        =======              =======              =======             =======
        Gross Profit:
        -------------
        Human Health...............................    $ 17,597             $ 22,052             $ 62,680            $ 71,322
        Biotechnology..............................      12,126                7,907               29,279              23,705
        Animal Health/Agriculture..................       2,075                2,331                8,479               9,214
        Specialty Business.........................       7,436                6,549               22,158              21,369
                                                       --------             --------             --------            --------
                                                       $ 39,234             $ 38,839             $122,596            $125,610
                                                       ========              =======              =======             =======
        Net Income:
        -----------
        Biotechnology..............................    $  1,216             $     (3)            $  1,477            $  1,505
        Human Health, Animal Health/
           Agriculture & Specialty Business........       8,457                8,854               30,301              27,375
                                                       --------             --------             --------            --------
                                                       $  9,673             $  8,851             $ 31,778            $ 28,880
                                                       ========              =======              =======             =======

        Capital Spending:
        -----------------
        Biotechnology..............................    $    446             $  1,697             $  1,399            $  2,901
        Human Health, Animal Health/
           Agriculture & Specialty Business........      10,869               11,588               24,218              27,695
                                                       --------             --------             --------            --------
                                                       $ 11,315             $ 13,285             $ 25,617            $ 30,596
                                                       ========              =======              =======             =======
        Depreciation:
        -------------
        Biotechnology..............................    $  1,045             $    480             $  1,883            $  1,357
        Human Health, Animal Health/
           Agriculture & Specialty Business........       8,149                7,349               23,323              21,745
                                                       --------             --------             --------            --------
                                                       $  9,194             $  7,829             $ 25,206            $ 23,102
                                                       ========              =======              =======             =======
        Amortization:
        -------------
        Biotechnology..............................    $  1,371             $  1,108             $  3,644            $  3,306
        Human Health, Animal Health/
           Agriculture & Specialty Business........       1,108                1,194                3,060               3,784
                                                       --------             --------             --------            --------
                                                       $  2,479             $  2,302             $  6,704            $  7,090
                                                       ========             ========             ========            ========

                                                                         September 30,         December 31,
                                                                              1999                  1998
                                                                            --------             --------
        Total Assets:
        --------------------
        Biotechnology..............................                        $ 196,045             $154,082
        Human Health, Animal Health/
           Agriculture & Specialty Business........                          483,628              462,972
                                                                            --------             --------
                                                                            $679,673             $617,054
                                                                            ========             ========

(8)     CONTINGENCIES

        The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.

        Environmental

        In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites (Superfund sites). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other noncurrent liabilities, of $3,500 at September 30, 1999, and $4,800 at December 31, 1998, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. The Company reversed accruals of approximately $1,000 in 1999 and $800 in 1998, as a result of revised estimates. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates, could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

        Litigation

        The Company and its subsidiary Profarmaco S.r.l. ("Profarmaco") were named as defendants in a proceeding instituted by the Federal Trade Commission ("FTC") on December 21, 1998, in the United States District Court for the District of Columbia. The complaint alleges that exclusive license agreements which Profarmaco entered into with Mylan Laboratories, Inc. ("Mylan") covering the drug master files for (and, therefore, the right to buy and use) two active pharmaceutical ingredients ("APIs"), lorazepam and clorazepate, were part of an effort on Mylan's part to restrict competition in the supply of lorazepam and clorazepate and to increase the price charged for these products when Mylan sold them as generic pharmaceuticals. The complaint further alleges that these agreements violate the Federal Trade Commission Act, and that Mylan, Cambrex, Profarmaco, and Gyma Laboratories of America, Inc., Profarmaco's distributor in the United States, engaged in an unlawful restraint of trade and conspired to monopolize and attempted to monopolize the markets for the generic pharmaceuticals incorporating the APIs. The FTC seeks a permanent injunction and other relief, including disgorgement of the profits generated through the licensing arrangements, which the FTC alleges to be in excess of $120,000 for all defendants. In accordance with the license agreement, the Company received royalties of approximately $19,300 for the year ended December 31, 1998. The third quarter 1998 included $4,400 in royalty income from Mylan. The royalty arrangements under the agreement have concluded, however, and the Company sold these products on a non-exclusive basis in 1999.

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

        Nepera has been named as a defendant, along with several other companies, in two civil actions brought on behalf of alleged purchasers of Vitamin B3. One action, entitled Cox v. F. Hoffman-LaRoche, Ltd., et al., which was filed in the United States District Court for the Southern District of Mississippi on behalf of a purported class of indirect purchasers of vitamins (including Vitamin B3), vitamin premixes and other vitamin products in 15 states and the District of Columbia, seeks injunctive relief under the federal antitrust laws and unspecified damages under the antitrust laws of various states. This action has been transferred to the United States District Court for the District of Columbia (the "D.C. federal court"). Nepera is also named as a defendant, but has not been served with a summons and complaint, in a second action, entitled Shaklee Corporation v. Lonza Inc., et al., which is also pending in the D.C. federal court, which was brought on behalf of a purported class of direct purchasers of Vitamin B3. This action seeks injunctive relief and damages in an unspecified amount for alleged violations of Section 1 of the Sherman Act.

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

RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER 1999 VERSUS THIRD QUARTER 1998

The results for the third quarter of 1999 were above the same period a year ago due to increased sales in the Human Health and Biotechnology Segments, as well as lower administrative expenses. The effective tax rate for the quarter ended September 1999 was 32%, which was the same in the third quarter 1998.

The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended September 30, 1999 and 1998.

                                                                                 Quarter Ended September 30,
                                                                                 ---------------------------
                                                                             1999                           1998
                                                                             ----                           ----
                                                                        $             %             $                  %
                                                                        -             -             -                  -
Human Health..................................................     $ 55,851          47.1%     $ 45,211               43.3%
Biotechnology.................................................       23,924          20.2        16,504               15.8
Animal Health/Agriculture.....................................       10,019           8.4        11,985               11.5
Specialty Business............................................       28,808          24.3        30,723               29.4
                                                                   --------        ------      --------               ----
      Total gross sales ......................................     $118,602         100.0%     $104,423              100.0%
                                                                   ========        ======      ========               ====

The following table shows the gross profit of the Company's four product segments for the third quarter 1999 and 1998.

                                                                     Gross                      Gross                Gross
                                                                     Sales                      Profit $             Profit %
                                                                     ------                     --------             --------
1999
----
Human Health..................................................     $ 55,851                    $ 17,597                31.5%
Biotechnology.................................................       23,924                      12,126                50.7
Animal Health/Agriculture.....................................       10,019                       2,075                20.7
Specialty Business............................................       28,808                       7,436                25.8
                                                                   --------                    --------               -----
      Total...................................................     $118,602                    $ 39,234                33.1%
                                                                   ========                    ========               =====

                                                                     Gross                      Gross                Gross
                                                                     Sales                      Profit $             Profit %
                                                                     -----                      --------             --------
1998
----
Human Health..................................................     $ 45,211                    $ 22,052                48.8%
Biotechnology.................................................       16,504                       7,907                47.9
Animal Health/Agriculture.....................................       11,985                       2,331                19.4
Specialty Business............................................       30,723                       6,549                21.3
                                                                   --------                    --------               -----
      Total...................................................     $104,423                    $ 38,839                37.2%
                                                                   ========                    ========               =====

Gross sales in the third quarter 1999 increased 13.6% to $118,602 from $104,423 in the third quarter 1998. Sales in the Human Health and Biotechnology product segments increased compared to the third quarter 1998 and more than offset the decreases in the Animal Health/Agricultural and Specialty Business segments.

The foreign currency translation adjustments increased by $6,589, reducing the negative balance to $21,863. This improvement is attributable to exchange rate fluctuations in the Italian lira, Swedish Krona and Pound Sterling against the U.S. dollar in the third quarter 1999. The exchange rate increased from 1,878 lira to the dollar at June 30, 1999 to 1,818 lira to the dollar at September 30, 1999, an improvement of 3%; from 8.50 Krona to the dollar at June 30, 1999 to
8.20 Krona to the dollar at September 30, 1999, an improvement of 4%; from .634 Pound Sterling to the dollar at June 30, 1999 to .607 Pound Sterling to the dollar at September 30, 1999, an improvement of 4%.

The Human Health Segment gross sales of $55,851 were $10,640 (24%) above the third quarter 1998. Gross sales were above the prior year due to increased demand for generic pharmaceuticals used in gastro-intestinal, cardiovascular and central nervous system preparations, as well as new products and sales generated by our acquisition of Irotec in Ireland. Irotec sales were $5,252 in the third quarter. Partially offsetting these increases was the absence of sales of an advanced intermediate used in the manufacture of a drug for AIDS treatment, which had $1,400 in sales in the third quarter 1998.

The Biotechnology Segment gross sales of $23,924 were $7,420 (45%) above the third quarter 1998 from increased shipments of cell culture and endotoxin detection products, and the acquisition of BioWhittaker Molecular Applications, Inc. (formerly the BioProducts business of FMC Corporation) with sales of $5,432.

The Animal Health/Agriculture Segment gross sales of $10,019 in the third quarter 1999 were $1,966 (16%) below the third quarter 1998. The third quarter decrease was mainly due to reduced sales of Vitamin B3 to the animal feed markets. Prices for Vitamin B3 were also down compared to last year. Animal Health product sales were lower due to slower exports made by a major customer caused by the economic slowdown in Pacific Rim countries. Agricultural Intermediates improved over the third quarter 1998 due to new applications by a customer for crop protection.

The Specialty Business Segment gross sales of $28,808 decreased $1,915 (6%) below the third quarter 1998 reflecting lower sales of polymers due to timing of production campaigns, and to reduced sales of specialty castor oils based on a decision not to sell into the low margin resale oil markets.

Export sales from U.S. businesses of $20,080 in the third quarter 1999 increased 32% from the third quarter 1998. International sales from our European operations totaled $47,954 for the third quarter of 1999 as compared with $35,955 in 1998, an increase of 33%.

The gross profit in the third quarter 1999 was $39,234 compared to $38,839 in 1998. Third quarter 1998 included $4,400 of royalty income. This royalty income ended in December 1998 with the termination of the exclusive portion of the License Agreement with Mylan Laboratories. The gross margin was 33.1% in the third quarter 1999 versus 37.2% in 1998 (without the royalty income the gross margin in 1998 was 33.0%). The gross margin percent for the Human Health Segment was reduced due to no royalty income in 1999 versus the $4,400 in 1998. The Human Health Segment was also impacted by start-up and validation costs for the new large scale cGMP (Current Good Manufacturing Practices) plant in Ireland, and the absence of sales of an advanced intermediate used in the manufacture of a drug for AIDS.

The third quarter 1998 included $4,400 in royalty income from Mylan Laboratories for the use of intellectual property related to three pharmaceutical ingredients. The royalty arrangements under the agreements have concluded. The Company has sold these products on a non-exclusive basis in the third quarter 1999.

Selling, general and administrative expenses as a percentage of gross sales was 15.4% in the third quarter 1999, down from 19.1% in the third quarter 1998. The third quarter 1998 included a $1,400 restructuring charge not repeated in 1999.

Research and development expenses of $3,841 were 3.2% of gross sales in the third quarter 1999, and represented a 16% increase from 1998. This increase was due to research costs resulting from the acquisition of BioWhittaker Molecular Applications.

The operating profit in the third quarter 1999 was $17,091, compared to $15,576 in 1998. The third quarter 1998 operating profit included $4,400 in royalty income. Excluding the royalty payments, 1998 operating income was $11,176 for the third quarter.

Net interest expense of $2,678 in the third quarter 1999 reflected an increase of $469 from 1998 as the result of the additional financing by the Company for the acquisitions in the second and third quarters of 1999. The average interest rate was 6.1% in the third quarter 1999 versus 6.5% in 1998.

Other expense of $189 for the third quarter 1999 was $175 lower than the $364 in other expense in 1998. The third quarter 1998 included costs associated with the disposal of obsolete fixed assets.

The provision for income taxes for the third quarter 1999 resulted in an effective rate of 32.0% which was at the same level as the third quarter 1998.

The Company's net income for the third quarter 1999 increased 9.3% to $9,673 compared with a net income of $8,851 in the third quarter 1998.

COMPARISON OF FIRST NINE MONTHS OF 1999 VERSUS FIRST NINE MONTHS OF 1998

Results in the first nine months of 1999 were above the comparable 1998 period due to the increase in sales in the Human Health and Biotechnology product Segments, lower administrative expenses, lower interest costs and a reduced tax rate.

Gross sales increased by $25,397 (8%) in 1999 to $359,763 compared to the same period a year ago. The effect of foreign currency exchange rates negatively impacted sales by $1,567 in the first nine months of 1999 versus 1998.

The following table shows the gross sales of the Company's four segments in dollars and as a percentage of the Company's total gross sales for the first nine months of 1999 and 1998.

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                           1999                                1998
                                                                           ----                                ----
                                                                       $              %                    $            %
                                                                       -              -                    -            -
Human Health..................................................     $170,561          47.4%             $148,374        44.4%
Biotechnology.................................................       58,896          16.4                48,506        14.5
Animal Health/Agriculture.....................................       41,541          11.5                42,157        12.6
Specialty Business............................................       88,765          24.7                95,329        28.5
                                                                   --------        ------              --------      ------
      Total gross sales ......................................     $359,763         100.0%             $334,366       100.0%
                                                                    =======        ======               =======      ======

The following table shows the gross profit of the Company's four product segments for the nine months ended September 30, 1999 and 1998.

                                                                    Gross                      Gross                  Gross
                                                                    Sales                      Profit $               Profit %
                                                                    ------                     --------               --------
1999
----
Human Health..................................................     $170,561                    $ 62,680                36.7%
Biotechnology.................................................       58,896                      29,279                49.7
Animal Health/Agriculture.....................................       41,541                       8,479                20.4
Specialty Business............................................       88,765                      22,158                25.0
                                                                   --------                     -------                ----
      Total...................................................     $359,763                    $122,596                34.1%
                                                                    =======                     =======               =====

                                                                    Gross                      Gross                  Gross
                                                                    Sales                      Profit $               Profit %
                                                                    -----                      --------               --------
1998
----
Human Health..................................................     $148,374                    $ 71,322                48.1%
Biotechnology.................................................       48,506                      23,705                48.9
Animal Health/Agriculture.....................................       42,157                       9,214                21.9
Specialty Business............................................       95,329                      21,369                22.4
                                                                   --------                      ------                ----
      Total...................................................     $334,366                    $125,610                37.6%
                                                                    =======                     =======               =====

Gross sales in the first nine months of 1999 increased 8% to $359,763 from $334,366 in the first nine months of 1998. Sales in the Human Health and Biotechnology product segments increased compared to the first nine months of 1998 and more than offset the decreases in the Animal Health/Agriculture and Specialty Business segments.

The foreign currency translation adjustments decreased by $10,313 to a negative $21,863 from December 31, 1998. This decrease is attributable primarily to significant exchange rate fluctuations in the Italian lira against the U.S. dollar in the first nine months of 1999. The exchange rate declined from 1,649 lira to the dollar at December 31, 1998 to 1,818 lira to the dollar at September 30, 1999, a decline of 9%. There were also fluctuations in the Italian lira between average rates and month end rates in the first nine months of 1999 which had an effect on the foreign currency translation adjustment.

The Human Health Segment gross sales of $170,561 were $22,187 (15%) above the first nine months of 1998 due primarily to generic pharmaceuticals used in gastro-intestinal, central nervous system, and cardiovascular preparations, new products, and sales generated by the acquisition of Irotec in Ireland in March 1999 of $11,994. This Segment has been adversely affected by no sales of an advanced intermediate used in the production of a protease inhibitor for the treatment of AIDS, which had $7,600 in sales in the first nine months of 1998.

The Biotechnology Segment gross sales of $58,896 were $10,390 (21%) above the first nine months of 1998 due to increased shipments of cell culture and endotoxin detection products and the acquisition of BioWhittaker Molecular Applications, Inc. (formerly the BioProducts business of FMC Corporation), with sales of $5,432.

The Animal Health/Agriculture Segment gross sales of $41,541 were $616 (1%) below the nine months of 1998. This decrease was mainly due to reduced shipments of Vitamin B3 to the animal feed markets and lower prices compared to last year. Animal Health product sales have been affected by slower exports made by a major customer caused by the continued economic slowdown in Pacific Rim countries. Offsetting these decreases were sales of Agricultural Intermediates for new applications by a customer for use in crop protection.

The Specialty Business Segment gross sales of $88,765 were $6,564 (7%) below the first nine months of 1998 due to reduced demand for castor oil based polymer and telecommunications products and the Company's decision not to sell into low margin resale markets. Encapsulants used in telecommunications have increased due to orders from new customers.

Export sales from U.S. businesses of $51,514 in the first nine months of 1999 compared to $46,518 in 1998. International sales from our European operations totaled $147,178 for the first nine months of 1999 compared to $122,299 in 1998.

Total gross profit of $122,596 was $3,014 below 1998 due mainly to the effect of royalty income of $13,900 in the first nine months of 1998. The gross margin for the first nine months of 1999 was 34.1% versus 37.6% in 1998. Excluding the royalty income, the gross margin in 1998 was 33.4%.

Selling, general and administrative and research and development expenses as a percentage of gross sales was 19.0% in the first nine months of 1999, down from 20.5% in 1998. The decrease is mainly due to reduced administrative costs at the corporate group due to a restructuring charge of $1,400 in the third quarter 1998, and a reorganization at some of the specialty chemical sites which was started in 1998. Increases in marketing and sales were due to additional promotional and compensation expenses attributed to upgrading biotechnology marketing efforts in the U.S. and Europe.

The average interest rate was 6.0% in the first nine months of 1999 versus 6.5% in 1998.

The provision for income taxes for the first nine months resulted in an effective rate of 32.4% versus 34.2% in 1998 (excluding the Italian Tax Election).

The first nine months of 1998 included a one-time charge of $3,420 in income taxes for the Italian Tax Election. This election allows previously non-deductible goodwill of Cambrex's Italian subsidiary, Profarmaco, S.r.l., to be deducted. This one-time charge will have a total future tax benefit in the years 1999 to 2004 of approximately $8,000.

The Company's net income for the first nine months of 1999 increased 10% to $31,778 compared with a net income of $28,880 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1999, the Company generated cash flows from operations totaling $63,604, an increase of $11,732 over the same period a year ago. This increase in cash flows is due primarily to increased revenues, as well as a reduction in inventory. The decrease in the cash balance for the nine months 1999 was $17,768, primarily due to the acquisitions of Irotec and BioWhittaker Molecular Applications.

Capital expenditures were $25,617 in the first nine months of 1999 as compared to $30,596 in the nine months of 1998. Part of the funds were used for new production capabilities in Bayonne, NJ, and the start of construction of a new Niacinimide (Vitamin B3) plant which is expected to lower operating/production costs.

During the first nine months of 1999, the Company paid cash dividends of $0.09 per share.

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by our international operations which are primarily denominated in the U.S. dollar, Swedish krona and Italian lira. The Company currently uses foreign currency forward exchange contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The net notional amount of these contracts is $33,740 which the Company estimates to be approximately 46% of the foreign currency exposure during the period covered resulting in a deferred currency gain of $48 at September 30, 1999.

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

In August 1999, the Company entered into a supply agreement with Osiris Therapeutics, Inc. in which the Company purchased $5,000 of Osiris common stock in exchange for becoming the exclusive supplier of culture media to Osiris.

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

An estimate of completion for these steps is as follows:


                                                             ----------------------------------
                                                                 Actual             Plan
                                                             ---------------  -----------------
                                                                  9/99             12/99
                                                             ---------------  -----------------
Hardware/Software Inventory and
     Assessment.....................................                   100%         100%
Hardware/Software Verification and
     Validation.....................................                   100%         100%
Supplier/Customer Verification......................                    99%         100%
Implementation and Testing..........................                    95%         100%
Contingency Plans...................................                    90%         100%

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

b) Non-IT systems - These systems are used for process monitoring and control, laboratory measurement and analysis, waste treatment control, and in other plant operations. These systems include embedded chip technology such as programmable logic controllers and related hardware/software; and personal computers and related software. All internal non-IT systems have been inventoried and assessed for Y2K compliance and critical systems which require modification will be remediated by the end of 1999.

External systems

External systems include systems of customers and suppliers. The Company believes it understands the extent to which it is vulnerable to the Y2K issues of its customers and suppliers. The Company has identified and contacted third parties whose systems would have a significant negative impact on operations if not Y2K compliant. The Company has completed its assessment and expects to have developed requisite action plans with respect to these findings by the end of 1999.

The Company will continue to develop contingency plans during the fourth quarter of 1999 for all critical systems and key suppliers in the event an internal or external system, that is believed to be compliant, fails.

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

The Company expects the costs directly associated with its Y2K efforts to approximate $8,500 of which approximately $8,200 has been spent to date. The cost estimates do not include additional costs that may be incurred as a result of the failure of third parties to become Y2K compliant or costs to implement any contingency plans.

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

                  Exhibit No.         Description
                  -----------         -----------
                  3                  Amended Articles of Incorporation
                  27                 Financial Data Schedule.

             b)   Reports on Form 8-K

                  The registrant filed no reports on Form 8-K during the second quarter of the year ended September 30, 1999.

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








Date:    November 12, 1999