Form 10-K405
period 1999-12-31
CAMBREX CORP
filed 2000-03-20
CIK 820081

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 804-3000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
         COMMON STOCK, $.10 PAR VALUE                     NEW YORK STOCK EXCHANGE

       (SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $924,163,453 as of February 29, 2000.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of February 29, 2000, there were 24,759,844 shares outstanding of the registrant's Common Stock, $.10 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 2000 Annual Meeting are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1  BUSINESS.

GENERAL

     Cambrex Corporation (the "Company" or "Cambrex"), a Delaware corporation, began business in December 1981. The Company primarily provides products and services worldwide to the life sciences industry. Cambrex operates in four segments, Human Health, Biosciences, Animal Health/Agriculture, and Specialty and Fine Chemicals. Each of these segments include various product categories. The Human Health, Biosciences, and Animal Health/Agriculture segments facilitate all the ongoing analysis of the business in the area of life sciences. Currently, the Company's overall strategy for these segments is to focus on niche markets that have global opportunities, build on strong customer relations to enhance our new products pipeline, and support state-of-the-art technology, while being a leader in environmental, health and safety performance.

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

     On October 3, 1997, the Company completed the acquisition of all of the outstanding common stock of BioWhittaker, Inc. ("BioWhittaker") for approximately $133,500. BioWhittaker, which is located on 116 acres in Walkersville, Maryland, develops, produces and sells cell culture and endotoxin detection products to the biotechnology and pharmaceutical industries for research and for the commercial manufacture of biopharmaceutical products. On May 12, 1998, Cambrex purchased the assets of the biopharmaceutical manufacturing and distribution business of Boehringer Ingelheim Bioproduct Partnership for $3,871, including acquisition costs of $621. The assets acquired include a state-of-the-art cell culture and media manufacturing facility in Verviers, Belgium, and inventory for certain cell culture, endotoxin detection and molecular biology products.

     On January 9, 1998, the Company completed the acquisition of the chiral intermediates business of Celgene Corporation for approximately $11,328 plus future royalties of up to $7,500 based upon sales. The product line, which has been re-named Chiragene, produces optically active, complex, organic compounds that are critical to the production of modern active pharmaceutical ingredients.

     On January 4, 1999, the Company acquired Poietic Technologies, Inc., the leading supplier of normal human cells of hematopoietic origin. Terms of the transaction are $2,500 in cash and future consideration based on the performance of the business.

     On March 12, 1999, the Company completed the purchase of Irotec Laboratories, Ltd., a manufacturer of active pharmaceutical ingredients located in Cork, Ireland. Cambrex paid approximately $37,560 for the business, which included a new $15,000 cGMP pharmaceutical manufacturing plant that came on line in the third quarter of 1999. In connection with the purchase, the Company signed a long-term agreement with Hexal AG, Germany's second largest generic pharmaceutical producer. The agreement covers the supply of an expected $50,000 to $75,000 of Active Pharmaceutical Ingredients (API) over the next five years.

---------------
(dollars in thousands, except share data)

     On July 12, 1999, the Company acquired BioWhittaker Molecular Applications, Inc. (formerly the BioProducts division of the FMC Corporation) for approximately $38,000. The business, which serves the life sciences industry, is the world's largest manufacturer of electrophoresis media based on the natural polymer agarose. Electrophoresis media products are used to separate and analyze proteins and sequence DNA, work critical to the development and manufacture of new biopharmaceuticals. High purity agarose is also used to make chromatography media for large-scale separation and purification of biologicals, important in pharmaceutical applications. The transaction, structured as a purchase of assets, includes two operating facilities located in Rockland, Maine and Copenhagen, Denmark, and a number of U.S. and foreign patents associated with the business.

     On March 2, 2000, the Company completed the acquisition of Conti BPC NV, a manufacturer and supplier of pharmaceutical intermediates and active pharmaceutical ingredients, located in Landen, Belgium. The Company paid approximately $5,000 in cash and assumed debt for the business.

PRODUCTS

     The Company uses its technical expertise in a wide range of chemical and biological processes to meet the needs of its customers for high quality products for specialized applications. The following table sets forth for the periods indicated information concerning gross sales from the Company's four segments:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                     1999(2)       1998      1997(1)
                                                     --------    --------    --------
Human Health.......................................  $225,660    $194,766    $182,818
Biosciences........................................    83,887      65,968      13,577
Animal Health/Agriculture..........................    55,695      56,285      59,804
Specialty and Fine Chemicals.......................   119,318     124,664     123,884
                                                     --------    --------    --------
  Gross Sales......................................  $484,560    $441,683    $380,083
                                                     ========    ========    ========

---------------
(1) Sales from BioWhittaker, acquired in October 1997, are included from the date of acquisition.

(2) Sales from Irotec Laboratories, acquired in March 1999, and BioWhittaker Molecular Applications, acquired in July 1999, are included from the dates of acquisition.

     Human Health: The Human Health Segment is classified into eight principal product groups: (1) Active Pharmaceutical Ingredients, (2) Pharmaceutical Intermediates, (3) Imaging Chemicals, (4) Personal Care Ingredients, (5) Biomedical Urethanes, (6) Catalysts, (7) Chiral Technology and (8) Nutraceuticals. These products are sold to a diverse group of more than 1,100 customers, with two customers accounting for 13.4% and 10.3% of 1999 sales in this segment. Many of these products are also sold through agents.

     This table summarizes the gross sales for this product segment.

                                               1999        1998      CHANGE     CHANGE
                                             --------    --------    -------    ------
                                                                        $         %
Active Pharmaceutical Ingredients..........  $155,250    $120,459    $34,791      29%
Pharmaceutical Intermediates...............    25,995      24,844      1,151       5
Personal Care Ingredients..................    14,706      16,777     (2,071)    (12)
Imaging Chemicals..........................    13,568      14,179       (611)     (4)
Biomedical Urethanes.......................     3,050       3,977       (927)    (23)
Catalysts..................................     6,950       8,281     (1,331)    (16)
Chiral Technology..........................     6,032       5,548        484       9
Nutraceuticals.............................       109         701       (592)    (85)
                                             --------    --------    -------     ---
          Total Human Health...............  $225,660    $194,766    $30,894      16%
                                             ========    ========    =======     ===

---------------
(dollars in thousands, except share data)

     Active Pharmaceutical Ingredients are manufactured under FDA regulation (cGMP -- current Good Manufacturing Practices) for use as the active ingredients in prescription and over-the-counter drugs. Active Pharmaceutical Ingredient sales of $155,250 were $34,791 (29%) above the prior year due to strong demand for our gastro-intestinal products used for treating ulcerative colitis, increased shipments of central nervous system and cardiovascular preparations, new products, and sales from the acquisition of Irotec in March, 1999 of $14,587. Active Pharmaceutical Ingredients include active ingredients used in products for gastro-intestinal, cardiovascular, endocrine, central nervous system, respiratory, diuretics, anti-infective, anti-inflammatory, immunology and various other uses.

     Pharmaceutical Intermediate sales of $25,995 were $1,151 (5%) above 1998 due to new products used for a cholesterol reducing drug and central nervous system applications, as well as additional products from the acquisition of Irotec. These increases were partially offset by no sales of aminodioxepin
(AOA), ($7,600 in 1998), a drug intermediate used in the production of a protease inhibitor for the treatment of AIDS, due to the customer changing their production method.

     Personal Care Ingredient sales of $14,706 were $2,071 (12%) below 1998 due to reduced Pyridine sales for the pharmaceutical market, both in the U.S. and for the export market.

     Catalyst sales used in the pharmaceutical market of $6,950 were $1,331 (16%) below 1998 levels due to lower sales of Vitride.

     Other product category changes from prior year were not significant.

     Biosciences: This segment consists of cell culture products, including living cell cultures, cell culture media and cell culture media supplements, endotoxin detection products, and electrophoresis and chromatography products supplied to the biotechnology and pharmaceutical industries. The Company manufactures more than 1,800 products which are sold to more than 14,000 customers worldwide with no one customer accounting for more than 10% of sales in this category.

     This table summarizes the gross sales for this product segment:

                                                1999       1998      CHANGE     CHANGE
                                               -------    -------    -------    ------
                                                                        $         %
Cells and Media..............................  $47,434    $43,795    $ 3,639       8%
Endotoxin Detection..........................   21,864     18,852      3,012      16
Electrophoresis and Chromatography...........   11,652         --     11,652      --
Other........................................    2,937      3,321       (384)    (12)
                                               -------    -------    -------     ---
          Total Biosciences..................  $83,887    $65,968    $17,919      27%
                                               =======    =======    =======     ===

     Gross sales of $83,887 were $17,919 (27%) above 1998 due to increased shipments of cell culture and endotoxin detection products. The acquisition of BioWhittaker Molecular Applications, Inc. (formerly the BioProducts Business of FMC Corporation) in July 1999 added $11,652 in sales to this segment, and includes products for fragment analysis, sequencing, gel bond film and chromatography. This segment consists principally of cell culture products, including living cell cultures, cell culture media and cell culture media supplements, as well as endotoxin detection products.

     Animal Health/Agriculture:  This segment consists of three product groups:
(1) Vitamin B-3 used in feed additives and for veterinary products, (2) Animal Health products used in disease prevention and (3) Agricultural Intermediates used in crop protection. These products are sold to approximately 200 customers. Three customers accounted for 26.9%, 22.2% and 22.0% of 1999 sales in this segment.

---------------
(dollars in thousands, except share data)

     This table summarizes the gross sales for this product segment:

                                                1999       1998      CHANGE     CHANGE
                                               -------    -------    -------    ------
                                                                        $         %
Vitamin B-3..................................  $ 9,155    $12,814    $(3,659)    (29)%
Animal Health................................   15,013     17,614     (2,601)    (15)
Agricultural Intermediates...................   31,527     25,857      5,670      22
                                               -------    -------    -------     ---
          Total Animal Health/Agriculture....  $55,695    $56,285    $  (590)     (1)%
                                               =======    =======    =======     ===

     Vitamin B-3 sales of $9,155 were $3,659 (29%) below 1998 due to reduced shipments to the animal feed markets and lower prices compared to 1998.

     Animal Health sales of $15,013 were $2,601 (15%) below 1998, due to slower exports made by a major customer caused by the continued economic slowdown in Pacific Rim countries.

     Agricultural Intermediate sales of $31,527 were up $5,670 (22%) due to new applications by a customer for use in crop protection.

     Specialty and Fine Chemicals:  This segment consists of two product groups:
(1) Performance Enhancing Chemicals and (2) Polymer Systems. Performance Enhancing Chemicals are complex chemicals designed to impart special properties when small quantities are included in the formulation of specific products. These chemicals, which include over 100 products, are used in photography, pigments, polymers, fuel/oil additives, catalysts and other specialty additives. Polymer Systems are monomers or two component polymer systems for use in small volume, high performance applications. These polymers include applications used in coatings, telecommunications, electronics and engineering plastics. These products are sold to approximately 1,100 customers with no one customer accounting for over 10% of 1999 sales.

     This table summarizes the gross sales for this product category:

                                               1999        1998      CHANGE     CHANGE
                                             --------    --------    -------    ------
                                                                        $         %
Performance Enhancing Chemicals............  $ 76,441    $ 81,853    $(5,412)     (7)%
Polymer Systems............................    42,877      42,811         66      --
                                             --------    --------    -------      --
          Total Specialty and Fine
            Chemicals......................  $119,318    $124,664    $(5,346)     (4)%
                                             ========    ========    =======      ==

     Performance Enhancing Chemical sales of $76,441 were $5,412 (7%) below 1998 levels. Key decreases were in sales of pyridine products used in specialty additives, Suconox (used as an anti-oxidant in plastic resins), and ASA's (alkenyl succinic anhydrides used in the fuel/oil industries as additives).

     Polymer System sales of $42,877 were up $66 due to additional customers for encapsulants used in telecommunications. These increases were offset by reduced demand for castor based polymer and telecommunication products, and the Company's decision not to sell into low margin resale markets.

MARKETING AND DISTRIBUTION

     The Company's Human Health segment generally includes high value, low volume products requiring significant technical expertise for their development and manufacture. Marketing generally requires significant cooperative effort among a small highly trained marketing staff, a technical staff who can assess the technical fit and estimate manufacturing economics, and the business management to determine the strategic and business fit. Such a process may take from two to five years before a commercial product is fully established. Because of this long lead time and the complexity of the technical efforts, there are usually long-term relationships with major corporations who become significant customers. Sales of established products may be handled by agents in those areas where direct sales efforts are uneconomic.

---------------
(dollars in thousands, except share data)

     For the Biosciences segment, the Company markets and sells its products in the United States and Europe principally through its own direct sales force. The Company directly serves the European markets through its wholly owned subsidiaries, BioWhittaker UK LTD, located outside London, and BioWhittaker Europe located in Belgium, and BioWhittaker Molecular Applications located in Denmark. The remaining international markets are served principally through an extensive network of independent distributors. The Company is presently reviewing the steps necessary to use e-commerce to market these products.

     For the Specialty and Fine Chemicals segment and some Animal Health/Agriculture segment products, marketing and distribution is more typical of specialty chemical companies, with products being sold to customers from inventory in volumes ranging from rail cars to five gallon containers. Sales may be handled by Company sales people, distributors or agents as appropriate.

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

     Pyridine, which accounted for 6%, 6% and 7% of gross revenues in 1999, 1998 and 1997, respectively, is produced by the Company by a process involving the high temperature reaction of acetaldehyde, formalin and ammonia. Acetaldehyde is available from one supplier in North America. The average price of acetaldehyde decreased approximately 9% during 1999 after decreasing 12% in 1998. Formalin's feedstock is methanol, which experienced decreased prices in 1999 compared to 1998 due to higher natural gas inventories caused by warmer weather (methanol is made from natural gas).

     The Company obtains acetaldehyde and formalin pursuant to long-term supply contracts under which the price for the raw material adjusts to market conditions.

     For its biosciences products, the Company buys materials from many suppliers and is generally not dependent on any one supplier or group of suppliers. Nonetheless, although there is a well-established market for raw fetal bovine serum, its price and supply are cyclical and fluctuate. The Company also is dependent on one company for the raw materials used to make Agarose products (used by BioWhittaker Molecular Applications in electrophoeresis media products). A long term contract is in effect for this supply.

     The other key raw materials used by the Company are advanced organic intermediates and generally have been in adequate supply from multiple suppliers.

RESEARCH AND DEVELOPMENT

     The Company's research and development program is designed to increase the Company's competitiveness through improving its technology and developing processes for the manufacture of new products to meet customer requirements. The goals are to improve the Company's manufacturing processes so as to reduce costs, improve quality and increase capacity; and to identify market opportunities which warrant a significant technical effort, and offer the prospects of a long-term, profitable business relationship. Research and development activities are performed at most of the Company's manufacturing facilities in both the United

---------------
(dollars in thousands, except share data)

States and Europe. Approximately 150 employees are involved directly in research and development activities worldwide.

     In November, 1999, the Company approved a plan to proceed with an investment in the Cambrex Center of Technical Excellence, a new research and development organization. The 42,000 square foot site is located in The Technology Center of New Jersey in North Brunswick. The new facility will help to place the Company in a unique position to be a full-service resource for pharmaceutical and biotechnology companies throughout the drug development cycle.

     The Company is ending its contractual agreement with Fine Tech Ltd. and Albany Molecular Research, Inc. in March 2000. It will continue to fund individual programs with these companies during 2000 at a expected expenditure of up to $200.

     The Company spent approximately $14,300, $14,000 and $10,600 in 1999, 1998 and 1997, respectively, on research and development efforts. The Company also incurred a one-time non-cash expense of $14,000 in 1997 related to the value of in-process research and development efforts underway at the time of the acquisition of BioWhittaker.

PATENTS AND TRADEMARKS

     The Company has patent protection in some of its product areas. However, the Company relies primarily on know-how in many of its manufacturing processes and techniques not generally known to other chemical companies, for developing and maintaining its market position.

     The Company currently owns approximately 160 United States patents which have various expiration dates beginning in 2000 through 2018 and which cover selected items in each of the Company's major product areas. The Company also owns the foreign equivalent of many of its United States patents. In addition, the Company has applied for patents for various concepts and is in the process of preparing patent applications for other concepts. In conjunction with the acquisition of BioWhittaker, the Company acquired patent and other proprietary rights, which are material to the endotoxin detection products, allergy tests kits and the ELVIS(R) cell culture products.

     The Company has trademarks registered in the United States and a number of foreign countries for use in connection with the Company's products and business. The Company believes that many of its trademarks are generally recognized in its industry. Such trademarks include Naturechem(R), Bufferite(R), Vitride(R), Clonetics(R), Auto-LAL(TM) and ELVIS(R) .

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

     In the Biosciences segment, no one company is known to compete with the Company in all of its product groups, but in each group competition is offered by a number of companies, including, in some cases, firms substantially larger and with greater financial resources than the Company. The markets in which the Company competes are generally concentrated and are highly competitive, with competition centering on product specifications, quality, depth of product line, price, technical support, timely product development and speed of delivery.

---------------
(dollars in thousands, except share data)

     Competition for the Company's Specialty and Fine Chemicals segment is more typical of chemical markets. Competition exists from other producers of the Company's products and from other products that may offer equivalent properties. Competition in these areas are generally based on customer service, product quality and pricing.

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

     Present and Future Environmental Expenditures: The Company's policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations. The Company believes it is in general compliance with such requirements and has adequate professional staff and systems in place to remain in compliance. In some cases, compliance can only be achieved by capital expenditures, and the Company made capital expenditures of approximately $5,600 in 1999, $2,900 in 1998, and $2,800 in 1997 for environmental projects. The Company anticipates that capital requirements will increase in subsequent years as a result of the Clean Air Act Amendments and other pending environmental laws. Additionally, as the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related expenditures will most likely increase. The Company considers costs for environmental compliance to be a normal cost of doing business, and includes such costs in pricing decisions.

EMPLOYEES

     At December 31, 1999 the Company had 1,860 employees worldwide (770 of whom were from international operations) compared with 1,750 employees at December 31, 1998 and 1,790 at December 31, 1997.

     All hourly plant employees at the Bayonne, New Jersey facility are represented by Local 8-406 of the Oil, Chemical and Atomic Workers International Union under a contract expiring September 17, 2001; the hourly plant employees at the Carlstadt, New Jersey plant are represented by the Amalgamated Industrial Union of East Orange, New Jersey under a contract expiring November 30, 2003; and the hourly plant employees at the
---------------
(dollars in thousands, except share data)

Harriman, New York facility are represented by Local 810 of the International Brotherhood of Teamsters under a contract expiring June 30, 2001. Nordic and Profarmaco production, administration, scientific and technical employees are represented by various local and national unions. The contracts with these unions expire at various times through December 31, 2000. The Company believes its labor relations are satisfactory, and will begin negotiations for the renewal of contracts expiring in 2000.

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

EXPORT AND INTERNATIONAL SALES

     The Company exports numerous products to various areas, principally Western Europe, Asia and Latin America. Export sales from the Company's domestic operations in 1999, 1998 and 1997 amounted to $66,963, $64,174 and $48,852, respectively. Sales from international operations were $192,038 in 1999, $156,844 in 1998, and $152,079 in 1997. Refer to Note #20 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

ITEM 2  PROPERTIES.

     Set forth below is information relating to the Company's manufacturing facilities:

                                                   OPERATING
LOCATION                          ACREAGE         SUBSIDIARY           PRODUCT LINES MANUFACTURED
--------                         ---------    -------------------   --------------------------------
Bayonne, NJ                      8 acres      CasChem               Personal Care Ingredients;
                                                                    Biomedical Urethanes;
                                                                    Performance Enhancing-Chemicals;
                                                                    Polymer Systems
Carlstadt, NJ                    3 acres      Cosan                 Performance Enhancing Chemicals;
                                                                    Polymer Systems
Harriman, NY                     29 acres     Nepera                Active Pharmaceutical
                                                                    Ingredients; Personal Care
                                                                    Ingredients; Vitamin B-3;
                                                                    Agricultural Intermediates;
                                                                    Performance Enhancing Chemicals
Delaware Water Gap, PA           12 acres     Heico                 Active Pharmaceutical
                                                                    Ingredients; Chiral Technology;
                                                                    Performance Enhancing Chemicals;
                                                                    Polymer Systems
North Haven, CT                  4 acres      Humphrey              Performance Enhancing Chemicals
Charles City, IA                 57 acres     Salsbury              Active Pharmaceutical
                                                                    Ingredients; Pharmaceutical
                                                                    Intermediates; Imaging
                                                                    Chemicals; Animal Health
                                                                    Products; Performance Enhancing
                                                                    Chemicals
Zeeland, MI                      14 acres     Zeeland               Pharmaceutical Intermediates;
                                                                    Personal Care Ingredients;
                                                                    Chiral Technology; Catalysts;
                                                                    Performance Enhancing Chemicals

---------------
(dollars in thousands, except share data)

                                                   OPERATING
LOCATION                          ACREAGE         SUBSIDIARY           PRODUCT LINES MANUFACTURED
--------                         ---------    -------------------   --------------------------------
Middlesbrough, England           12 acres     Seal Sands            Pharmaceutical Intermediates;
                                                                    Personal Care Ingredients;
                                                                    Catalysts; Agricultural
                                                                    Intermediates; Performance
                                                                    Enhancing Chemicals; Polymer
                                                                    Systems
Karlskoga, Sweden                42 acres     Nordic                Active Pharmaceutical
                                                                    Ingredients; Pharmaceutical
                                                                    Intermediates; Imaging
                                                                    Chemicals; Personal Care
                                                                    Ingredients; Catalysts;
                                                                    Agricultural Intermediates;
                                                                    Performance Enhancing Chemicals
Paullo (Milan), Italy            13 acres     Profarmaco            Active Pharmaceutical
                                                                    Ingredients
Walkersville, MD                 116 acres    BioWhittaker          Biosciences
Verviers, Belgium                9 acres      BioWhittaker Europe   Biosciences
Cork, Ireland                    21 acres     Irotec                Active Pharmaceutical
                                                                    Ingredients; Pharmaceutical
                                                                    Intermediates
Rockland, Maine                  93 acres     BMA                   Biosciences
Copenhagen, Denmark              Leased       BMA                   Biosciences

     The Company owns all the above facilities and properties, with the exception of the leased facilities in Middlesbrough, England and Copenhagen, Denmark. The Company also leases 18,500 square feet in Warren, NJ for its Chiragene facility, which will end on December 31, 2000, unless terminated sooner in accordance with the provision of the lease. In addition, the Company owns thirty-one acres of undeveloped land adjacent to the North Haven facility, one hundred and three acres of undeveloped land adjacent to the Harriman facility, sixty-six acres of undeveloped land adjacent to the Zeeland facility and eighty-one acres used as grazing fields for the Company's animals in Walkersville, Maryland. The Company believes its facilities to be in good condition, well maintained and adequate for its current needs.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

---------------
(dollars in thousands, except share data)

ITEM 10  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table lists the executive officers of the Company and the chief operating officers of the Company's operating subsidiaries:

NAME                                              AGE                      OFFICE(1)
----                                              ---   -----------------------------------------------
James A. Mack...................................  62    Chairman of the Board, President and Chief
                                                          Executive Officer
Douglas H. MacMillan............................  53    Vice President and Chief Financial Officer
Peter E. Thauer.................................  60    Vice President, Law & Environment
                                                          General Counsel & Corporate Secretary
Steven M. Klosk.................................  42    Executive Vice President, Administration
Claes Glassell..................................  48    Vice President, Cambrex
                                                          President, Pharmaceutical Group
Salvatore J. Guccione...........................  37    Vice President, Corporate Development
Ronnie D. Carroll...............................  59    Vice President, Technology
Thomas N. Bird..................................  55    Vice President, Cambrex
                                                          President, Biosciences Group
John V. Van Hulle...............................  42    Vice President, Cambrex
                                                          President, Specialty and Fine Chemicals Group
John A. Antonelli, Jr. .........................  44    Vice President, Treasurer
John P. Hopkins.................................  39    Vice President, Controller
Cyril C. Baldwin, Jr. ..........................  72    Chairman Emeritus

---------------
(1) Unless otherwise indicated, positions shown are with the Company.

     The Company's executive officers are elected by the Board of Directors and serve at the Board's discretion.

     Mr. Mack was elected Chairman of the Board of Directors on October 28, 1999. He also retains his position as President and Chief Executive Officer. Mr. Mack has been Chief Executive Officer since Mr. Baldwin's retirement on April 1, 1995. Mr. Mack was appointed President and Chief Operating Officer and a director of the Company in February 1990. For five years prior thereto he was Vice President in charge of the worldwide Performance Chemicals businesses of Olin Corporation, a manufacturer of chemical products, metal products, and ammunition and defense-related products. Mr. Mack was Executive Vice President of Oakite Products, Inc. from 1982 to 1984. Prior to joining Oakite, he held various positions with The Sherwin-Williams Company, most recently as President and General Manager of the Chemicals Division from 1977 to 1981. Mr. Mack is a past Chairman of the Board of Governors of the Synthetic Organic Chemical Manufacturing Association and is a member of the Board of Trustees of the Michigan Tech Alumni Fund.

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

---------------
(dollars in thousands, except share data)

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

     Mr. Glassell assumed the position of President, Pharmaceutical Group in July 1998. Mr. Glassell was appointed President, International in November 1997. Mr. Glassell was appointed Vice President of Cambrex in November 1994. After extensive management experience at Nordic and Profarmaco, he joined Cambrex as a result of the 1994 acquisition of Nordic and Profarmaco. In 1989, he joined Nordic as President and CEO for Nordic's Chemistry Business. From 1986 to 1989, he worked for the agricultural division of Berol Europe Ltd.

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

     Mr. Bird was appointed President, Biosciences Group in July 1998. Mr. Bird joined the Company in June 1997, as President of Nepera, Inc. He was previously President of the consulting firm of Bavier, Bulgar and Goodyear since 1994. Prior to that, Mr. Bird maintained various vice presidential positions with Commercial Intertech Corporation in their Fluid Purification Group.

     Mr. Van Hulle assumed the position President, Specialty and Fine Chemicals Group effective July 1998. Mr. Van Hulle was appointed President of the Specialty Chemicals Group in November 1997. Mr. Van Hulle was appointed President of CasChem, Inc. and Cosan Chemical Corporation in December 1994. He joined CasChem in July 1994 as Executive Vice President. For more than five years prior thereto he was General Manager of the Fine Chemicals Group for General Chemical Corporation, and had extensive experience with Air Products & Chemicals, Inc.

     Mr. Antonelli was appointed Vice President and Treasurer in April 1999. Mr. Antonelli was promoted to the position of Treasurer in April 1998. He joined the Company in June 1995 as Director of Taxes. Prior to joining the Company, Mr. Antonelli was Corporate Tax Manager at InterMetro Industries, a worldwide manufacturer and distributor of storage and shelving systems. Mr. Antonelli is a Certified Public Accountant who has worked for PriceWaterhouse, KPMG and Parente Randolph.

     Mr. Hopkins joined the Company in January 1999 as Vice President and Controller. Prior to joining the Company, from 1988 to 1998, he held various senior financial positions with ARCO Chemical Company, a manufacturer and marketer of specialty chemicals and chemical intermediates. Mr. Hopkins is a Certified Public Accountant and was an Audit Manager for Coopers & Lybrand prior to joining ARCO Chemical.

     Mr. Baldwin was named Chairman Emeritus on October 28, 1999. Mr. Baldwin was Chairman of the Board from July 1991 to October 28, 1999, and a Director of the Company since it began business in December 1981. On January 26, 1995, Mr. Baldwin announced his retirement, effective April 1, 1995, as Chief Executive Officer of the Company, a position he also held since December 1981. Mr. Baldwin retired as an employee of the Company effective April 30, 1995. He is a member of the Environmental and Governance Committees of the Company's Board of Directors, and he is a director of Church & Dwight Co., Inc. and Congoleum Corporation.

---------------
(dollars in thousands, except share data)

                                    PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Effective March 5, 1998 the Company's Common Stock, $.10 par value, was listed on the New York Stock Exchange (NYSE), continuing under the symbol CBM. From November 15, 1990 to March 5, 1998, the Company's Common Stock had been traded on the American Stock Exchange (AMEX). The following table sets forth the closing high and low sales price of the Common Stock as reported on the NYSE:

1999                                                          HIGH      LOW
----                                                          ----      ---
First Quarter...............................................  $24 13/16 $20 9/16
Second Quarter..............................................   26 1/4    22 1/16
Third Quarter...............................................   28 5/16   23 13/16
Fourth Quarter..............................................   34 7/16   24 5/8

1998                                                          HIGH      LOW
----                                                          ----      ---
First Quarter...............................................  $25 1/4   $21
Second Quarter..............................................   29 7/16   25 3/8
Third Quarter...............................................   28 3/16   22 13/16
Fourth Quarter..............................................   29        19 5/8

     As of March 15, 2000, the Company estimates that there were approximately 5,990 beneficial holders of the outstanding Common Stock of the Company.

     The quarterly dividend on common stock was $0.03 for 1999 and 1998.

ITEM 6  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data of the Company for each of the years in the five year period ended December 31, 1999 are derived from the audited financial statements. The consolidated financial statements of the Company as of December 31, 1999 and December 31, 1998 and for each of the years in the three year period ended December 31, 1999 and the accountants' reports thereon are included elsewhere in this annual report. The data presented below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                         YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------
                                          1999(1)    1998(2)    1997(3)(4)     1996       1995
                                          --------   --------   ----------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER-SHARE DATA)
INCOME DATA:
Gross sales.............................  $484,560   $441,683    $380,083    $369,479   $368,070
Net revenues............................   481,388    457,241     374,215     359,385    357,176
Gross profit............................   167,163    163,417     113,962     101,336     99,780
Selling, general and administrative.....    77,729     76,594      52,688      45,879     47,751
Research and development................    14,255     13,956      10,600       9,183      7,526
Vitamin B-3 provision...................     6,000         --          --          --         --
Non-recurring in-process R&D charge.....        --         --      14,000          --         --
Operating profit........................    69,179     72,867      36,674      46,274     44,503
Interest expense, net...................     9,723     10,227       5,330       5,799     10,508
Other (income) expense, net.............       555        945      (1,263)       (194)     2,779
Income before taxes.....................    58,901     61,695      32,607      40,669     31,216
Net income..............................    38,132     39,102      17,776      28,225     19,670

---------------
(dollars in thousands, except share data)

                                                         YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------
                                          1999(1)    1998(2)    1997(3)(4)     1996       1995
                                          --------   --------   ----------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER-SHARE DATA)
EARNINGS PER SHARE DATA:
Earnings per common share and common
  share equivalents:
  Basic.................................  $   1.55   $   1.62    $   0.75    $   1.22   $   1.03
  Diluted...............................  $   1.49   $   1.54    $   0.73    $   1.19   $   0.98
Weighted average shares outstanding:
  Basic.................................    24,572     24,194      23,627      23,214     19,078
  Diluted...............................    25,613     25,412      24,419      23,792     20,106
DIVIDENDS PER COMMON SHARE..............  $   0.12   $   0.11    $   0.10    $   0.09   $   0.07
BALANCE SHEET DATA: (at end of period)
  Working capital.......................  $163,165   $156,297    $116,743    $ 62,912   $ 69,865
  Total assets..........................   673,647    617,054     552,426     404,444    402,553
  Long-term obligations.................   225,922    191,372     194,325      60,152     99,643
  Total stockholders' equity............   295,365    276,853     225,954     229,045    189,484

---------------
(1) Includes the results of Irotec Laboratories, Ltd. from the date of acquisition effective March 1999 and the results of BioWhittaker Molecular Applications, Inc. from the date of acquisition effective July 1999.

(2) Includes royalty income of $19,298 in net revenues related to a technology license agreement with Mylan Laboratories for the use of intellectual property.

(3) Includes the results of BioWhittaker, Inc. from the date of acquisition effective October 1997.

(4) Includes the non-recurring charge for in-process research and development associated with the acquisition of BioWhittaker.

---------------
(dollars in thousands, except share data)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the selected consolidated financial information as a percentage of gross sales.

                                                                      YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------
                                                            1999                1998                1997
                                                            -----               -----               -----
Gross sales.......................................          100.0%              100.0%              100.0%
Net revenues......................................           99.3               103.5*               98.5
Gross profit......................................           34.5                37.0                30.0
Selling, general and administrative...............           16.1                17.3                13.9
Research and development..........................            2.9                 3.2                 2.8
Vitamin B-3 provision.............................            1.2                  --                  --
Non-recurring in-process R&D charge...............             --                  --                 3.6
Operating profit..................................           14.3                16.5                 9.6
Interest expense..................................            2.0                 2.3                 1.4
Other (income) expense, net.......................            0.1                 0.2                (0.3)
Net income........................................            7.9                 8.9                 4.7

---------------
* Includes royalty income of $19,298

     The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the years ended December 31, 1999, 1998 and 1997, as well as the gross profit by product segment for 1999 and 1998.

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
GROSS SALES
  Human Health.....................................  $225,660    $194,766    $182,818
  Biosciences......................................    83,887      65,968      13,577
  Animal Health/Agriculture........................    55,695      56,285      59,804
  Specialty and Fine Chemicals.....................   119,318     124,664     123,884
                                                     --------    --------    --------
Total Gross Sales..................................  $484,560    $441,683    $380,083
                                                     ========    ========    ========
Total Net Revenues.................................  $481,388    $457,241*   $374,215
                                                     ========    ========    ========
Total Gross Profit.................................  $167,163    $163,417    $113,962
                                                     ========    ========    ========

---------------
* Includes royalty income of $19,298

                                                              YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                      1999             1998                1997
                                                     ------           ------              ------
GROSS SALES DISTRIBUTION
  Human Health.....................................   46.6%            44.1%               48.1%
  Biosciences......................................   17.3%            14.9%                3.6%
  Animal Health/Agriculture........................   11.5%            12.8%               15.7%
  Specialty and Fine Chemicals.....................   24.6%            28.2%               32.6%
                                                     ------           ------              ------
Total Gross Sales Distribution.....................  100.0%           100.0%              100.0%
                                                     ======           ======              ======

---------------
(dollars in thousands, except share data)

            1999-1998 GROSS SALES & GROSS PROFIT BY PRODUCT SEGMENT

                                                                     1999
                                                       --------------------------------
                                                        GROSS       GROSS       GROSS
                                                        SALES      PROFIT $    PROFIT %
                                                       --------    --------    --------
Human Health.........................................  $225,660    $ 83,603     37.0%
Biosciences..........................................    83,887      42,088     50.2%
Animal Health/Agriculture............................    55,695      12,045     21.6%
Specialty and Fine Chemicals.........................   119,318      29,427     24.7%
                                                       --------    --------
          Total......................................  $484,560    $167,163     34.5%
                                                       ========    ========

                                                                     1998
                                                       --------------------------------
                                                        GROSS       GROSS       GROSS
                                                        SALES      PROFIT $    PROFIT %
                                                       --------    --------    --------
Human Health.........................................  $194,766    $ 92,441*    47.5%
Biosciences..........................................    65,968      32,321     49.0%
Animal Health/Agriculture............................    56,285      11,557     20.5%
Specialty and Fine Chemicals.........................   124,664      27,098     21.7%
                                                       --------    --------
          Total......................................  $441,683    $163,417     37.0%
                                                       ========    ========

---------------
* Includes royalty income of $19,298

  1999 Compared to 1998

     Gross sales in 1999 were $42,877 (10%) above 1998. Increases occurred in Human Health and Biosciences. Specialty and Fine Chemicals decreased compared to 1998, and Animal Health/Agriculture was at the same level as the prior year.

     The effect of foreign currency exchange rates on gross sales for the year resulted in a negative impact on sales of $2,482 compared to 1998. Gross sales for 1999 would have been $487,042 using 1998 exchange rates compared to 1998 sales of $441,683.

     The foreign currency translation adjustments decreased by $19,889 to a negative ($29,408) from December 31, 1998. This decrease is attributable primarily to significant exchange rate fluctuations in the Italian Lire against the U.S. dollar in 1999. The Swedish Krona, Pound Sterling and Irish Punt were also negatively affected in 1999. The exchange rate declined from 1,649 Lira to the dollar at December 31, 1998 to 1,915 Lira to the dollar, at December 31, 1999, a decline of 16%. The Swedish Krona declined 5%, the pound Sterling declined 4%, and the Irish Punt declined 3% to the dollar in 1999. There were also fluctuations in the Italian Lira, Swedish Krona, Pound Sterling, and Irish Punt between average monthly rates and month end rates in 1999 which had an effect on the foreign currency translation adjustment.

     The Human Health Segment gross sales of $225,660 were $30,894 (16%) above 1998. This segment's increase was in Active Pharmaceutical Ingredients, which were up $34,791 (29%). Personal Care Ingredients were down $2,071 (12%) and Catalysts were down $1,331 (16%) from 1998.

     Active Pharmaceutical Ingredient sales of $155,250 were $34,791 (29%) above the prior year due to strong demand for our gastro-intestinal products used for treating ulcerative colitis, increased shipments of central nervous system and cardiovasular preparations, new products, and sales from the acquisition of Irotec in March 1999 of $14,587. Active Pharmaceutical Ingredients include active ingredients used in products for gastro-intestinal, cardiovascular, endocrine, central nervous system, respiratory, diuretics, anti-infective, anti-inflammatory, immunology and various other uses. Pharmaceutical Intermediate sales of $25,995 were roughly at the same level as 1998 with new products used for a cholesterol reducing drug and central nervous system applications, as well as additional products from the Irotec acquisition, offsetting no sales of
---------------
(dollars in thousands, except share data) aminodioxepin (AOA) ($7,600 in 1998), a drug intermediate used in the production of a protease inhibitor for the treatment of AIDS, due to the customer changing their production method. Personal Care Ingredients of $14,706 were $2,071 (12%) below 1998 due to reduced Pyridine sales for the pharmaceutical market both in the U.S. and for the export market. Catalyst sales used in the pharmaceutical market of $6,950 were $1,331 (16%) below 1998 levels due to lower sales of Vitride.

     The Biosciences Segment gross sales of $83,887 were $17,919 (27%) above 1998 due to increased shipments of cell culture and endotoxin detection products. The acquisition of BioWhittaker Molecular Applications, Inc. (formerly the BioProducts Business of FMC Corporation) in July 1999 added $11,652 in sales to this segment, and includes products for fragment analysis, sequencing, gel bond film and chromatography. This segment consists principally of cell culture products, including living cell cultures, cell culture media and cell culture media supplements, as well as endotoxin detection products.

     Sales for 1999 from cell culture products of $47,434 were $3,639 (8%) above the prior year, and sales from endotoxin detection products of $21,864 were $3,012 (16%) above the prior year due to increased shipments to European customers.

     The Animal Health/Agriculture Segment gross sales of $55,695 were $590 (1%) below the 1998 level. Sales of Vitamin B-3 decreased $3,659 (29%) and Animal Health products decreased $2,601 (15%). These decreases were offset by agricultural intermediate sales, which increased $5,670 (22%).

     Vitamin B-3 sales of $9,155 were $3,659 (29%) below 1998 due to reduced shipments to the animal feed markets and lower prices compared to 1998. Animal Health product sales of $15,013 were $2,601 (15%) below 1998, due to slower exports made by a major customer caused by the continued economic slowdown in Pacific Rim countries. Agricultural Intermediate sales of $31,527 were up $5,670 (22%) due to new applications by a major customer for use in crop protection.

     The Specialty and Fine Chemicals Segment gross sales of $119,318 were $5,346 (4%) below 1998. Sales of Performance Enhancing Chemicals were $5,412 (7%) below 1998 levels and Polymer Systems remained at 1998 levels.

     Performance Enhancing Chemical sales of $76,441 were $5,412 (7%) below 1998 levels. Key decreases were in sales of pyridine products used in specialty additives, Suconox (used as an anti-oxidant in plastic resins), and ASA's (alkenyl succinic anhydrides used in the fuel/oil industries as additives). Polymer system sales of $42,877 were up $66 due to additional customers for encapsulants used in telecommunications. These increases were offset by reduced demand for castor based polymer and telecommunication products, and the Company's decision not to sell into low margin resale markets.

     Export sales from U.S. businesses were $66,963 compared with $64,174 in 1998. International sales, comprised of all sites from our operations in Europe, totaled $192,038 compared with $156,844 in 1998.

     Total gross profit of $167,163 was $3,746 above 1998 due to improved gross margins in Biosciences, Animal Health/Agriculture and the Specialty Fine Chemicals, The Human Health segment gross profit was lower than 1998 due to the inclusion in 1998 of $19,298 in royalty income. This royalty income ended in December 1998 with the termination of the exclusive portion of the License Agreement with Mylan Laboratories. The Company's gross margin percentage in 1999 was 34.5% versus 37.0% in 1998. Excluding the royalty income, the gross margin percentage in 1998 was 32.6%.

     Selling, general and administrative expenses as a percentage of gross sales was 16.1% in 1999, compared to 17.3% in 1998. This decrease was mainly due to the reduction of $3.3 million in 1999 compared to 1998 for administrative costs at the Corporate group and a reorganization at some of the Specialty Chemical sites which was started in 1998. Increases in marketing and sales were due to additional promotional and compensation expenses attributed to upgrading biosciences marketing efforts in the U.S. and Europe. In 1999, the Company incurred an additional $194 in environmental costs and reversed $1,200 from the reserve, thereby decreasing the total reserve by $1,394. In addition, the Company settled certain environmental claims

---------------
(dollars in thousands, except share data) involving the Cosan Chemical Company (a subsidiary) with insurance companies for $1,150. The Company conducts periodic reviews of its environmental and litigation matters, prepares estimates of the range of potential future costs of each matter wherever possible, and adjusts the accruals for environmental contingencies as circumstances warrant. The Company also expended $1,200 in addition to a $6,000 provision for legal fees concerning the alleged Nepera Vitamin B-3 anti-trust violations.

     Research and Development expenses of $14,255 were 2.9% of gross sales in 1999 versus $13,956 (3.2% of gross sales) in 1998. The decreased percentage was due to reduced contract research sponsored by the Corporate Group and reduced R&D spending by the Zeeland, Michigan facility due to a reorganization of the Specialty Chemical sites. Total spending increased due to the biosciences spending at BioWhittaker Molecular Applications, Inc. (formerly the BioProducts division of FMC Corporation).

     An accrual of $6,000 was recorded as of December 31, 1999 to cover the anticipated government settlements, related litigation, and legal expenses associated with Cambrex's subsidiary, Nepera, alleged role in Vitamin B-3 anti-trust violations from 1992 to 1995. Vitamin B-3 sales during this period account for approximately 2% of Cambrex volume at low gross margins.

     The operating profit in 1999 was $75,179 versus $72,867 in 1998 (excluding the effect of the Vitamin B-3 accrual of $6,000).

     Net interest expense of $9,723 in 1999 reflected a decrease of $504 from 1998. This decrease was due to the reduced interest rate in 1999. The average interest in 1999 was 6.1% versus 6.5% in 1998.

     Other expense of $555 for 1999 was lower than the $945 in 1998. Included in other expense for 1998 were asset write-offs at our Zeeland, Michigan facility of $522.

     The provision for income taxes for 1999 resulted in an effective rate of 32% (excluding the effect of the Vitamin B-3 provision of $6,000, including a benefit of $1,493 for the Italian Substitute Tax) versus 31% in 1998 (excluding the Italian Substitute Tax expense of $3,420).

     The Company's net income for 1999 increased to $44,132 (excluding the effect of the Vitamin B-3 accrual of $6,000) compared with a net income of $39,102 in 1998. Net income in 1999, including the Vitamin B-3 accrual, was $38,132.

  1998 Compared to 1997

     Gross sales in 1998 were $61,600 (16%) above 1997. Increases occurred in Human Health and Biosciences, Animal Health/Agriculture products decreased compared to 1997, and Specialty and Fine Chemicals was at the same level as the prior year.

     The effect of foreign currency exchange rates on gross sales for the year resulted in a negative impact on sales of $2,026 compared to 1997. Gross sales for 1998 would have been $443,709 using 1997 exchange rates compared to 1997 sales of $380,083.

     The Human Health Segment gross sales of $194,766 were $11,948 (7%) above 1997. This segment's increases were in Active Pharmaceutical Ingredients, which were up $9,998 (9%), Pharmaceutical Intermediates were up $1,414 (6%) and Chiral Technology, up $1,815 (49%). Imaging Chemicals (X-Ray Media) were down $3,438 (20%) from 1997.

     Active Pharmaceutical Ingredient sales of $120,459 were $9,998 (9%) above the prior year due to strong demand for our gastro-intestinal products used for treating ulcerative colitis, and due to shipments of a new anti-asthma drug made in one of our pilot plant facilities. Active Pharmaceutical Ingredients include active ingredients used in products for gastro-intestinal, cardiovascular, endocrine, central nervous system, respiratory, diurectics, anti-infective, anti-inflammatory, immunology and various other uses. Pharmaceutical Intermediates sales of $24,844 were $1,414 (6%) above 1997 due to new products used in migraine medicine, central nervous system applications, and another intermediate for a new molecular compound in cooperation

---------------
(dollars in thousands, except share data) with a major ethical pharmaceutical company. These increases were partially offset by lower sales of aminodioxoepin (AOA), a drug intermediate used in the production of a protease inhibitor for the treatment of AIDS. Chiral Technology product sales of $5,548 were $1,815 (49%) above 1997 due to the sales from the acquisition of the assets of the chiral intermediates business (now Chiragene) from Celgene Corporation in January 1998. Imaging Chemical (X-Ray Media) sales of $14,179 were $3,438 (20%) below the prior year due to a customer reducing inventories, and another customer deciding to manufacture for themselves. The decrease was also caused by a customer who established a backup supplier as was permitted under a 5-year supply agreement. Other product category changes from prior years were not significant.

     The Biosciences Segment gross sales of $65,968 are from our BioWhittaker subsidiary which was acquired in the fourth quarter of 1997, and include their first full year sales as a Cambrex subsidiary. This segment consists principally of cell culture products, including living cell cultures, cell culture media and cell culture media supplements, as well as endotoxin detection products.

     Sales for 1998 from cell culture products were $43,795 and sales from endotoxin detection products were $18,852.

     The Animal Health/Agriculture Segment gross sales of $56,285 were $3,519 (6%) below the 1997 level with decreases in Agricultural Intermediates of $4,313 (down 14%). Vitamin B-3 was $651 (up 5%) above 1997 and Animal Health products were at the same level as 1997.

     Vitamin B-3 sales of $12,814 were $651 (5%) above 1997 due to price increases put in place in late 1997 and volume increases to customers. Animal Health sales of $17,614 was at the same level as 1997, with sales of organo-arsenical feed additives, the largest product in feed additives, remaining at 1997 levels. Agricultural Intermediate sales of $25,857 were down $4,313 (14%) due to reduced demand for crop protection products directly related to the economic conditions in Asia.

     The Specialty and Fine Chemicals Segment gross sales of $124,664 increased $780 (1%) above 1997. Sales of Performance Enhancing Chemicals of $81,853 were at 1997 levels and Polymer System sales of $42,811 were $567 (1%) above 1997.

     Performance Enhancing Chemical sales include over 100 products used in photography, pigments, specialty polymers, fuel/or additives, catalysts, and other specialty additives. Key increases were in sales of THPE, a polycarbonate additive, with growth in export markets, and in castor oil based products. Polymer System sales of $42,811 were $567 (1%) above 1997, due to increased demand for a monomer used in high performance plastics offset by decreases in coating products. Export sales from U.S. businesses of $64,174 in 1998 compared to $48,852 in 1997.

     Export sales from U.S. businesses were at $64,174 compared with $48,852 in 1997. International sales, comprised of all sites from our operations in Europe, totaled $156,844 as compared with $152,079 in 1997.

     Total gross profit of $163,417 was $49,455 above 1997 due mainly to the inclusion of the Biosciences Segment for a full year, and the effect of royalty income of $19,298. (The 1997 Gross Profit included $1,000 in royalty income). The gross margin for all product segments excluding the royalty income was 32.6% up from 29.7% in 1997. The reduced gross margin in the Specialty and Fine Chemicals segment was due to higher sales of low margin commodity castor oil. The gross margin for the Human Health Segment (excluding the royalty income) was $73,143 (37.6%) in 1998 versus $66,779 (36.5%) in 1997 due to the general mix of sales.

     The royalty income discussed above relates to a technology license agreement signed in late 1997 with Mylan Laboratories for the use of intellectual property related to three pharmaceutical ingredients. The company has been advised that Mylan will no longer enforce its exclusive access to the technology. The royalty arrangements under the agreements have also concluded. As previously reported, the company's exclusive license agreement is the subject of various lawsuits. The Company has begun to sell these products on a non-exclusive basis in first quarter 1999. The Company has been able to replace a substantial portion of royalty revenues through sales with additional customers and price increases.

---------------
(dollars in thousands, except share data)

     Selling, general and administrative expenses as a percentage of gross sales was 17.3% in 1998, up from 13.9% in 1997. The increase is mainly due to the inclusion for the full year 1998 of the Biotechnology Segment acquired in the fourth quarter 1997, Chiragene acquired in January 1998 and the third quarter 1998 restructuring charge of $1,400. Excluding the effect of the Biotechnology Segment for the first nine months of 1998, the restructuring charge taken in the third quarter 1998, and the Chiragene expenses, SG&A expenses were $59,144 (13.4% of gross sales) versus $52,688 (13.7% of gross sales) in 1997. The Company incurred a restructuring charge of $1,400 which includes the non-recurring costs resulting from the consolidation of administrative and management functions and resulted in the reduction of 44 employees. These costs are primarily related to severance paid to terminated employees. Certain actions were taken in the third quarter of 1998 for the acquisition reorganization plan at our BioWhittaker facility of approximately $1,400 for the termination of 28 employees. This plan was part of the final purchase accounting adjustments made in the third quarter 1998. In addition, BioWhittaker favorably concluded a patent infringement dispute and has received a cash payment of approximately $5,400 in 1999. This settlement, as well as the settlement of other acquisition contingencies of approximately $1,600, are part of the final purchase accounting adjustments in the third quarter 1998. As a result of finalizing the purchase accounting, the net impact on goodwill, including the tax effect, was a reduction of approximately $900. The Company conducts periodic reviews of its environmental and litigation matters, prepares estimates of the range of potential future costs of each matter wherever possible, and adjusts the accruals for environmental contingencies as circumstances warrant. In 1998, the Company incurred an additional $1,799 in environmental expenses and reversed $800 from the reserve, thereby decreasing the total reserve by $2,599.

     Research and Development expenses of $13,956 were 3% of gross sales in 1998, and represented a 32% increase from 1997. This increase was mainly due to the inclusion of BioWhittaker for a full year, the acquisition of Chiragene in January 1998, and increased corporate commitment to underwrite spending on outside contract research.

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

  1997 Compared to 1996

     Gross sales in 1997 were $10,604 above 1996. Increases in Human Health were offset by lower sales in our Animal Health/Agriculture and Specialty Fine Chemicals categories. Biosciences sales (from the acquisition of BioWhittaker in the fourth quarter 1997) were $13,577.
---------------
(dollars in thousands, except share data)

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

     The Biosciences Segment gross sales of $13,577 are from BioWhittaker since the date of acquisition. Their products include cell culture and endotoxin detection products.

     The Animal Health/Agriculture Segment gross sales of $59,804 were $1,756 (3%) below 1996. The Animal Health sales decreased $678, Agricultural Intermediate sales decreased $1,501, but Vitamin B-3 sales increased $423.

     Vitamin B-3 sales of $12,163 increased 4% as compared to 1996 with volume increases in Europe partially offset by decreased pricing due to competitive pressure. Animal Health Product sales were $17,471, down 4% from 1996, mainly due to a decision to exit a low margin poultry additive. Agricultural Intermediate sales of $30,170 decreased $1,501 (5%) from 1996. The decrease was due to the unusual amount of a pyridine derivative used in the manufacture of herbicides shipped in 1996 under a renegotiated contract. The shipments in 1997 returned to normal levels. Pyridine, which is the largest agriculture product, was at 1996 levels.

     The Specialty and Fine Chemicals Segment gross sales of $123,884, decreased $9,637 (7%) from 1996. Performance Enhancing Chemical sales of $81,640 were down 7% compared to 1996 and Polymer System sales of $42,244 were down 8% from 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow from operations was $88,011 for the year ended December 31, 1999 compared with $80,686 in 1998. The increase in cash flow is primarily due to a reduction in inventory as well as an increase in net income (excluding the Vitamin B-3 provision), which was offset by increased accounts receivable and a decrease in accounts payable and accrued liabilities. Cash flows used in investing activities of $106,706 increased $50,448 over the prior year due to the acquisitions of BioWhittaker Molecular Applications, Irotec Laboratories and Poietics, which was partially offset by lower capital expenditures of $30,529. Cash flows from financing activities of $29,834 included additional borrowings of $52,500 to finance the aforementioned acquisitions offset by repayments of $24,291.

---------------
(dollars in thousands, except share data)

     Capital expenditures were $30,529 in 1999, $43,007 in 1998 and $35,935 in 1997. The largest expenditures in 1999 were for an additional cGMP capacity increase at Nordic Synthesis in Sweden, a high containment manufacturing facility at Salsbury Chemicals in Iowa, a new sebacic acid facility at CasChem in New Jersey (in the process of commissioning), and continued construction of a new niacinamide (Vitamin B-3) plant at Nepera, Inc. in New York. In addition, capital was spent on a waste water treatment plant at Nordic Synthesis, an effluent plant at Seal Sands Chemicals in England, and a ambient cooling system at Irotec in Ireland.

     On September 16, 1997, the Company entered into a new five year Credit Agreement (the "Agreement") with a bank group headed by The Chase Manhattan Bank as Administrative Agent and The First National Bank of Chicago as Documentation Agent. The bank group has a total of 13 domestic banks and 8 international banks. The Agreement provides the Company with a $400,000 borrowing facility. The new Agreement replaces the previously existing Revolving Credit Agreement with NBD Bank, N.A.

     Under this agreement, the Company has pledged 66% of the common stock of the Company's foreign subsidiaries as collateral. The Agreement permits the Company to choose between various interest rate options. Under the Agreement, the interest rate options available to the Company are: (a) U.S. Prime rate or
(b) LIBOR plus the applicable margin (ranging from .225% to .5% or (c) Competitive Bid at a LIBOR Rate Borrowing or a Fixed Rate Borrowing to be determined by auction. The applicable margin is adjusted based upon the Funded Indebtedness to Cash Flow Ratio of the Company. Additionally, the Company pays a commitment fee of between .15% to .25% on the entire portion of the Agreement.

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

     The undrawn borrowing availability under the Agreement as of December 31, 1999 and 1998 was $181,500 and $210,400 respectively. There is $218,500 outstanding as of December 31, 1999. Management is of the opinion that these amounts, together with cash flows from operations, are adequate for meeting the company's operating, financing and capital requirements.

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

  Currency Risk Management

     The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by our international operations which are primarily denominated in the U.S. dollar, Euro currency, and British pound sterling. The Company currently uses foreign currency exchange forward contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The net notional amount of these contracts is $39,448, which the Company estimates to be approximately 62% of the non-local currency exposure during the period. These unrealized foreign exchange contract losses do not subject the Company's actual results to risk. Gains or losses on these contracts generally offset gains or losses on the transactions that are hedged.

---------------
(dollars in thousands, except share data)

     Given the unlikely scenario that the operating companies' non-local currency collections match their forecast, and that all collections move 10% against their local currencies, no more than $2,600 of pre-tax profits for a twelve-month period would be at risk. This is based on an non-hedged risk of $26,000. This residual risk allows for an over-forecasting margin of error and prevents over hedging of actual operating risk. As of December 31, 1999, the combined non-local currency forecasted net collections amounted to $95,000. Offsetting this exposure are the expected $18,000 U.S. dollar inter-company payments from the combined European sites. The remaining $77,000 forecasted exposure was partially hedged ($51,000) with major banks to reduce the non-hedged risk to $26,000.

  Interest Rate Management

     The Company's debt outstanding and the interest paid to support the debt increased over the past year due primarily to acquisitions. Each of the interest rate options in the Revolving Credit Agreement includes floating rates. This arrangement has the advantage of making lower interest rates available in a declining market. However, it also exposes the company to any upward swings in interest rates. For example, based on the company's current net debt outstanding, an annual interest rate increase of 100 basis points would increase interest expense and thus decrease the company's after-tax profitability by $1,230 after tax. Fortunately, movement in interest rates is a risk that can be controlled.

     The Company has employed a plan to control interest rate risk. To limit the risk of interest rates rising above a tolerable level, the Company would pay a premium now in order to obtain a fixed interest rate at predetermined cost in the future. That premium, or Swap, stabilizes interest costs by converting floating or variable rates to fixed rates through a contract with a financial institution. We monitor the Company's debt position and market trends to protect it from any unforeseen shifts in interest rates.

     As of December 31, 1999, the Company had seven interest rate Swaps in place that total $80,000, at an average rate of 5.79%, and with varying maturity dates through the year 2003. The Company's strategy has been to cover approximately 40% of outstanding bank debt with interest rate protection.

ENVIRONMENTAL

     In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites (Superfund sites). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other noncurrent liabilities, of $3,400 and $4,800 at December 31, 1999 and 1998, respectively, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents 72% of what it believes are the reasonably possible environmental cleanup related costs of a non-capital nature. During the past three-year period, cash payments for environmental cleanup related matters were $200, $1,800 and $400 for 1999, 1998 and 1997, respectively. There were no provisions for environmental contingencies during the past three-year period. The Company reduced reserves of approximately $1,200 and $800 during the third quarter of 1999 and 1998, respectively, as a result of revised estimates. In addition, the Company settled certain environmental claims involving the Cosan Chemical Company (a subsidiary) with insurance companies for $1,150. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

---------------
(dollars in thousands, except share data)

LITIGATION

     The Company and its subsidiary, Profarmaco S.r.l. ("Profarmaco"), were named as defendants in a proceeding instituted by the Federal Trade Commission ("FTC") on December 21, 1998, in the United States District Court for the District of Columbia. The complaint alleges that exclusive license agreements which Profarmaco entered into with Mylan Laboratories, Inc. ("Mylan") covering the drug master files for (and therefore the right to buy and use) two active pharmaceutical ingredients ("APIs"), lorazepam and clorazepate, were part of an effort on Mylan's part to restrict competition in the supply of lorazepam and clorazepate and to increase the price charged for these products when Mylan sold them as generic pharmaceuticals. The complaint further alleges that these agreements violate the Federal Trade Commission Act, and that Mylan, Cambrex, Profarmaco, and Gyma Laboratories of America, Inc., Profarmaco's distributor in the United States, engaged in an unlawful restraint of trade and conspired to monopolize and attempted to monopolize the markets for the generic pharmaceuticals incorporating the APIs. The FTC seeks a permanent injunction and other relief, including disgorgement of the profits generated through the licensing arrangements, which the FTC alleges to be in excess of $120,000 for all defendants. In accordance with the license agreement, the Company received royalties of approximately $19,300 and $1,000 for the years ended December 31, 1998 and 1997, respectively.

     A lawsuit making similar allegations against the Company and Profarmaco, and seeking injunctive relief and treble damages, has been filed by the Attorneys General of 31 states in the United States District Court for the District of Columbia on behalf of those states and persons in those states who were purchasers of the generic pharmaceuticals. The Company and Profarmaco have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of lorazepam and clorazepate in generic form, making allegations essentially similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

     The Company strongly believes that its licensing arrangements with Mylan are in accordance with regulatory requirements and will vigorously defend the FTC's actions and various other lawsuits and class actions. However, the Company and Mylan have terminated the exclusive license to the drug master files as of December 31, 1998. In entering these licensing arrangements, the Company elected not to raise the price of its products and had no control or influence over the pricing of its final generic product. Under the terms of the agreement, Mylan has agreed to indemnify the Company and Profarmaco against damages, losses, costs and expenses arising from any claim, lawsuit or other action.

     On May 14, 1998, the Company's Nepera subsidiary, a manufacturer and seller of niacinamide (Vitamin B-3), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. The Company understands that the subpoena was issued as part of the Federal Government's ongoing anti-trust investigation into various business practices in the vitamin industry generally. The Company has reached a settlement with the Government concerning Nepera's alleged role in Vitamin B-3 violations from 1992 to 1995. In addition, Nepera has been named as a defendant, along with several other companies, in five private civil actions brought on behalf of alleged purchasers of Vitamin B-3. An accrual of $6,000 was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. This accrual has been recorded in Accounts Payable and Accrued Liabilities.

     While it not possible to predict with certainty the outcome of the above litigation matters and various other lawsuits, it is the opinion of management that the ultimate resolution of these proceedings should not have a material adverse effect on the Company's results of operations, cash flows and financial position. These matters, if resolved in an unfavorable manner, could have a material effect on the operating results and cash flows when resolved in a future reporting period.

---------------
(dollars in thousands, except share data)

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 was originally effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" (SFAS
137). SFAS 137 defers the effective date of FASB 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The fair value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitment's fair value; changes in the fair value of the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. The Company is evaluating the impact that the adoption of SFAS 133 will have on its earnings, comprehensive income and financial position.

YEAR 2000 UPDATE

     The ability of computers, software or any equipment utilizing micro-processors to properly recognize and process data information at the turn of the century is commonly referred to as a Year 2000 ("Y2K") compliance issue.

     The Company approached its Y2K compliance issue by categorizing its dependencies into two sections: Internal systems (Information Technology ("IT") systems and Non-IT systems), and External systems of suppliers and customers. Generally, internal systems identified as non-Y2K compliant were replaced or modified (reprogrammed, upgraded, etc.). Many of the internal non-compliant systems were targeted for replacement for reasons other than Y2K issues as the benefits of newer technology had already created an economic business case for action. Replacement solution costs were capitalized as permitted by applicable accounting standards whereas the cost of modification solutions were generally expensed as repairs. External systems were monitored with the cooperation of our suppliers and customers.

  Internal Systems

     (a) Internal IT systems -- These systems included internal applications software such as finance, manufacturing (purchasing, product costing, production reporting, maintenance, and planning and scheduling) and logistics (distribution planning and customer order entry), human resources, and communications. All internal IT systems were inventoried, assessed, remediated where necessary for Y2K compliance, and have been tested. The Company's internal IT system was certified Y2K compliant at end of 1999.

     b) Non-IT systems -- These included systems for process monitoring and control, laboratory measurement and analysis, waste treatment control, and in other plant operations. These systems included embedded chip technology such as programmable logic controllers and related hardware/software, and personal computers and related software. All internal non-IT systems were inventoried and assessed for Y2K compliance and critical systems which require modification were remediated at the end of 1999.

  External systems

     External systems included systems of customers and suppliers. The Company identified and contacted third parties whose systems would have a significant negative impact on operations if not Y2K compliant. The Company completed its assessment and has developed requisite action plans with respect to these findings.

---------------
(dollars in thousands, except share data)

     The Company successfully transitioned into the year 2000 with no disruptions.

     Costs directly associated with the Company's efforts approximately $8,500. The costs do not include additional costs that may be incurred as a result of the failure of third parties to become Y2K compliant or costs to implement any contingency plans.

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

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

                                                                PAGE NUMBER
                                                              (IN THIS REPORT)
                                                              ----------------
Report of Independent Accountants...........................         27
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................         28
Consolidated Income Statements for the Years Ended December
  31, 1999, 1998 and 1997...................................         29
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997..............         30
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................         31
Notes to Consolidated Financial Statements..................         32
Consolidated Quarterly Financial Data (unaudited) for the
  Years Ended December 31, 1999 and 1998....................         56

     The consolidated financial statements and financial statement schedule are filed pursuant to Item 14 of this report.

---------------
(dollars in thousands, except share data)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cambrex Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Cambrex Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
January 21, 2000, except for the first
paragraph of Note 23, as to which the
date is February 25, 2000 and the second paragraph of Note 23, as to which the date is March 2, 2000

                      CAMBREX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 39,796    $ 48,527
  Trade receivables, less allowances of $799 and $1,550 at
     respective dates.......................................    72,227      56,964
  Inventories, net..........................................    92,439     100,245
  Deferred tax assets.......................................    16,422      11,759
  Prepaid expenses and other current assets.................    14,403      14,031
                                                              --------    --------
          Total current assets..............................   235,287     231,526
Property, plant and equipment, net..........................   280,163     255,016
Intangible assets, net......................................   149,307     126,995
Other assets................................................     8,890       3,517
                                                              --------    --------
          Total assets......................................  $673,647    $617,054
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 57,567    $ 63,467
  Income taxes payable......................................    11,276       8,733
  Short-term debt and current portion of long-term debt.....     3,279       3,029
                                                              --------    --------
Total current liabilities...................................    72,122      75,229
Long-term debt..............................................   225,922     191,372
Deferred tax liabilities....................................    55,172      52,183
Other noncurrent liabilities................................    25,066      21,010
                                                              --------    --------
          Total liabilities.................................   378,282     339,794
Commitments and contingencies
Stockholders' equity:
  Common Stock, $.10 par value; issued 26,719,924 and
     26,573,324 shares at respective dates..................     2,667       2,655
  Additional paid-in capital................................   166,288     163,525
  Retained earnings.........................................   167,655     132,471
  Treasury stock, at cost; 2,100,690 and 2,081,099 shares at
     respective dates.......................................   (10,172)     (9,841)
  Accumulated other comprehensive income/(loss).............   (31,073)    (11,550)
                                                              --------    --------
          Total stockholders' equity........................   295,365     277,260
                                                              --------    --------
          Total liabilities and stockholders' equity........  $673,647    $617,054
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Gross sales................................................  $484,560    $441,683    $380,083
                                                             --------    --------    --------
Net revenues...............................................   481,388     457,241     374,215
  Cost of goods sold.......................................   314,225     293,824     260,253
                                                             --------    --------    --------
Gross profit...............................................   167,163     163,417     113,962
  Selling, general and administrative......................    77,729      76,594      52,688
  Research and development.................................    14,255      13,956      10,600
  Vitamin B-3 provision....................................     6,000          --          --
  Non-recurring in-process R&D charge......................        --          --      14,000
                                                             --------    --------    --------
Operating profit...........................................    69,179      72,867      36,674
Other (income) expenses
  Interest income..........................................       (41)       (249)       (238)
  Interest expense.........................................     9,764      10,476       5,568
  Other -- net.............................................       555         945      (1,263)
                                                             --------    --------    --------
Income before income taxes.................................    58,901      61,695      32,607
Provision for income taxes.................................    20,769      22,593      14,831
                                                             --------    --------    --------
Net income.................................................  $ 38,132    $ 39,102    $ 17,776
                                                             ========    ========    ========
Earnings per share of common stock and common stock
  equivalents:
  Basic....................................................  $   1.55    $   1.62    $   0.75
  Diluted..................................................  $   1.49    $   1.54    $   0.73
Weighted average shares outstanding:
  Basic....................................................    24,572      24,194      23,627
  Diluted..................................................    25,613      25,412      24,419

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                            COMMON STOCK                                                            ACCUMULATED
                                       ----------------------   ADDITIONAL                                             OTHER
                                         SHARES     PAR VALUE    PAID-IN     RETAINED   TREASURY   COMPREHENSIVE   COMPREHENSIVE
                                         ISSUED      ($.10)      CAPITAL     EARNINGS    STOCK     INCOME/(LOSS)   INCOME/(LOSS)
                                       ----------   ---------   ----------   --------   --------   -------------   -------------
BALANCE AT DECEMBER 31, 1996.........  12,769,175    $1,275      $149,191    $ 80,608   $ (9,449)                    $  8,138
  Comprehensive income/(loss)
    Net Income.......................                                          17,776                $ 17,776
                                                                                                     --------
    Other comprehensive income/(loss)
      Foreign currency translation
        adjustments..................                                                                 (23,732)
      Minimum pension liability
        adjustment...................                                                                     553
                                                                                                     --------
    Other comprehensive
      income/(loss)..................                                                                 (23,179)        (23,179)
                                                                                                     --------
  Comprehensive income...............                                                                $ (5,403)
                                                                                                     ========
    Cash dividends at $0.10 per
      share..........................                                          (2,357)
    Exercise of stock options........     198,112        20         3,555                   (201)
    Tax benefit of stock options
      exercised......................                                 718
    Shares issued to Board of
      Directors......................                                 134                     54
    Shares issued under savings
      plan...........................                                 808                    138
                                       ----------    ------      --------    --------   --------                     --------
BALANCE AT DECEMBER 31, 1997.........  12,967,287    $1,295      $154,406    $ 96,027   $ (9,458)                    $(15,041)
  Comprehensive income/(loss)
    Net Income.......................                                          39,102                $ 39,102
                                                                                                     --------
    Other comprehensive income/(loss)
      Foreign currency translation
        adjustments..................                                                                   5,522
      Minimum pension liability
        adjustment...................                                                                  (2,031)
                                                                                                     --------
    Other comprehensive
      income/(loss)..................                                                                   3,491           3,491
                                                                                                     --------
  Comprehensive income...............                                                                $ 42,593
                                                                                                     ========
  Cash dividends at $0.11 per
    share............................                                          (2,658)
  Exercise of stock options..........     472,575        47         7,148                   (462)
  Tax benefit of stock options
    exercised........................                               2,977
  Shares issued to Board of
    Directors........................                                 104
  Shares issued under savings plan...                                 203                     79
  Two-for-one split..................  13,133,462     1,313        (1,313)
                                       ----------    ------      --------    --------   --------                     --------
BALANCE AT DECEMBER 31, 1998.........  26,573,324    $2,655      $163,525    $132,471   $ (9,841)                    $(11,550)
  Comprehensive income/(loss)
    Net Income.......................                                          38,132                $ 38,132
                                                                                                     --------
    Other comprehensive income/(loss)
      Foreign currency translation
        adjustments..................                                                                 (19,889)
      Minimum pension liability
        adjustment...................                                                                     366
                                                                                                     --------
    Other comprehensive
      income/(loss)..................                                                                 (19,523)        (19,523)
                                                                                                     --------
  Comprehensive income/(loss)........                                                                $ 18,609
                                                                                                     ========
    Cash dividends at $0.12 per
      share..........................                                          (2,948)
    Exercise of stock options........     146,600        12         2,134                   (447)
    Tax benefit of stock options
      exercised......................                                 548
    Shares issued to Board of
      Directors......................                                  81                    116
                                       ----------    ------      --------    --------   --------                     --------
BALANCE AT DECEMBER 31, 1999.........  26,719,924    $2,667      $166,288    $167,655   $(10,172)                    $(31,073)
                                       ==========    ======      ========    ========   ========                     ========


                                           TOTAL
                                       STOCKHOLDERS'
                                          EQUITY
                                       -------------
BALANCE AT DECEMBER 31, 1996.........    $229,763
  Comprehensive income/(loss)
    Net Income.......................      17,776
    Other comprehensive income/(loss)
      Foreign currency translation
        adjustments..................
      Minimum pension liability
        adjustment...................
    Other comprehensive
      income/(loss)..................     (23,179)
  Comprehensive income...............
    Cash dividends at $0.10 per
      share..........................      (2,357)
    Exercise of stock options........       3,374
    Tax benefit of stock options
      exercised......................         718
    Shares issued to Board of
      Directors......................         188
    Shares issued under savings
      plan...........................         946
                                         --------
BALANCE AT DECEMBER 31, 1997.........    $227,229
  Comprehensive income/(loss)
    Net Income.......................      39,102
    Other comprehensive income/(loss)
      Foreign currency translation
        adjustments..................
      Minimum pension liability
        adjustment...................
    Other comprehensive
      income/(loss)..................       3,491
  Comprehensive income...............
  Cash dividends at $0.11 per
    share............................      (2,658)
  Exercise of stock options..........       6,733
  Tax benefit of stock options
    exercised........................       2,977
  Shares issued to Board of
    Directors........................         104
  Shares issued under savings plan...         282
  Two-for-one split..................          --
                                         --------
BALANCE AT DECEMBER 31, 1998.........    $277,260
  Comprehensive income/(loss)
    Net Income.......................      38,132
    Other comprehensive income/(loss)
      Foreign currency translation
        adjustments..................
      Minimum pension liability
        adjustment...................
    Other comprehensive
      income/(loss)..................     (19,523)
  Comprehensive income/(loss)........
    Cash dividends at $0.12 per
      share..........................      (2,948)
    Exercise of stock options........       1,699
    Tax benefit of stock options
      exercised......................         548
    Shares issued to Board of
      Directors......................         197
                                         --------
BALANCE AT DECEMBER 31, 1999.........    $295,365
                                         ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1999         1998        1997
                                                           ---------    --------    ---------
Cash flows from operations:
  Net income.............................................  $  38,132    $ 39,102    $  17,776
  Depreciation and amortization..........................     42,328      40,132       31,122
  Vitamin B-3 provision..................................      6,000          --           --
  Non-recurring in-process R&D charge....................         --          --       14,000
  Reimbursement/reversal of environmental
     contingencies.......................................     (2,350)       (800)      (2,400)
  Gain realized on settlement of foreign denominated
     loan................................................         --          --         (954)
  Provision for inventories..............................      4,486       6,046        2,489
  Deferred income tax provision..........................       (181)      2,189        4,236
  Changes in assets and liabilities (net of assets and
     liabilities acquired):
     Receivables.........................................     (8,881)     (2,274)       2,321
     Inventories.........................................      8,893     (10,867)      (8,815)
     Prepaid expenses and other current assets...........       (149)     (2,711)         323
     Accounts payable and accrued liabilities............     (6,036)      3,383       (5,418)
     Income taxes payable................................      2,366       4,407       (2,792)
     Other noncurrent assets and liabilities.............      3,403       2,079          691
                                                           ---------    --------    ---------
     Net cash provided from operations...................     88,011      80,686       52,579
                                                           ---------    --------    ---------
Cash flows from investing activities:
  Capital expenditures...................................    (30,529)    (43,007)     (35,935)
  Acquisition of businesses (net of cash acquired).......    (75,336)    (15,199)    (128,916)
  Other investing activities.............................       (841)      1,948           --
                                                           ---------    --------    ---------
     Net cash (used in) investing activities.............   (106,706)    (56,258)    (164,851)
                                                           ---------    --------    ---------
Cash flows from financing activities:
  Dividends..............................................     (2,946)     (2,658)      (2,357)
  Net increase (decrease) in short-term debt.............      1,761      (1,406)         370
  Long-term debt activity (including current portion):
     Borrowings..........................................     52,500      37,000      235,900
     Repayments..........................................    (24,291)    (40,430)    (109,649)
  Proceeds from the issuance of common stock.............      2,775      10,325        3,575
  (Purchase) Proceeds from the sale of treasury stock....       (331)       (229)         933
  Other..................................................        366      (2,031)          --
                                                           ---------    --------    ---------
     Net cash provided from financing activities.........     29,834         571      128,772
                                                           ---------    --------    ---------
Effect of exchange rate changes on cash..................    (19,870)      2,059       (2,384)
                                                           ---------    --------    ---------
Net increase (decrease) in cash and cash equivalents.....     (8,731)     27,058       14,116
Cash and cash equivalents at beginning of year...........     48,527      21,469        7,353
                                                           ---------    --------    ---------
Cash and cash equivalents at end of year.................  $  39,796    $ 48,527    $  21,469
                                                           =========    ========    =========
Supplemental disclosure:
  Interest paid (net of capitalized interest)............  $  11,105    $ 13,660    $   5,275
  Income taxes paid......................................  $  20,277    $ 16,767    $  13,344
Noncash transactions:
  Additional minimum pension liability (eliminated from)
     charged to stockholders' equity.....................  $    (366)   $  2,031    $    (553)
  Liabilities established under deferred compensation
     plan................................................  $    (467)   $   (868)   $     557
  Tax benefit on stock options exercised.................  $     548    $  2,977    $     718
  Liabilities assumed in connection with acquisition.....  $   5,436    $     --    $   1,253

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(1) THE COMPANY

     Cambrex Corporation and Subsidiaries ( the "Company" or "Cambrex") primarily provides products and services worldwide to the life sciences industry. The Company operates in four segments, Human Health, Biosciences, Animal Health/Agriculture, and Specialty and Fine Chemicals.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Cash Equivalents

     Temporary cash investments with an original maturity of less than three months and virtually no risk of loss in value are considered cash equivalents.

  Derivative Instruments

     Derivative financial instruments are used by the Company primarily for hedging purposes to mitigate a variety of working capital, investment and borrowing risks. The use and mix of hedging instruments can vary depending on business and economic conditions and management's risk assessments. The Company uses a variety of strategies, including foreign currency forward contracts and transaction hedging, to minimize or eliminate foreign currency exchange rate risk associated with substantially all of its foreign currency transactions. Gains and losses on these hedging transactions are generally recorded in earnings in the same period as they are realized, which is usually the same period as the settlement of the underlying transactions. The Company uses interest rate derivative instruments only as hedges or as an integral part of borrowings. As such, the differential to be paid or received in connection with these instruments is accrued and recognized in income as an adjustment to interest expense.

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

     When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in other (income) expense, net. Interest is capitalized in connection with the construction and acquisition of assets. The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset's estimated useful life. Total interest capitalized in connection with ongoing construction activities in 1999, 1998 and 1997 amounted to $1,670, $533 and $1,045, respectively.

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

     The Company and its eligible subsidiaries file a consolidated U.S. income tax return. Certain subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. income tax return. U.S. income taxes are provided on a planned repatriation of a portion of foreign earnings and consider applicable foreign tax credits. Cambrex also intends to indefinitely reinvest the unremitted earnings of certain non-U.S. subsidiaries, and as such, separate provisions for income taxes have been determined for these entities and U.S. taxes have not been provided. At December 31, 1999, 1998 and 1997, the cumulative amount of unremitted earnings of non-U.S. subsidiaries was $49,427, $28,850, and $16,140, respectively.

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

  Environmental Costs

     In the ordinary course of business, like most other industrial companies, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. The Company's policy is to accrue environmental cleanup related costs of a noncapital nature when those costs are believed to be

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. Such accruals are adjusted as further information develops or circumstances change. For certain matters, the Company expects to share costs with other parties. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

  Foreign Currency

     The functional currency of the Company's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses relating to transactions of a long-term investment nature are accumulated in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the results of operations as a component of other revenues in 1999, 1998 and 1997. Foreign currency net transaction gains were $83, $2,019, and $2,668 in 1999, 1998 and 1997, respectively.

  Earnings Per Common Share

     All diluted earnings per share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method.

     Earnings per share calculations are as follows:

                                                            FOR THE YEARS ENDED,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
NUMERATOR:
Income available to common stockholders...............  $38,132    $39,102    $17,776
DENOMINATOR:
Basic weighted average shares outstanding.............   24,572     24,194     23,627
Effect of dilutive stock options......................    1,041      1,218        792
                                                        -------    -------    -------
Diluted weighted average shares outstanding...........   25,613     25,412     24,419
Basic earnings per share..............................  $  1.55    $  1.62    $  0.75
Diluted earnings per share............................  $  1.49    $  1.54    $  0.73

(3) ACQUISITIONS

     On July 12, 1999, Cambrex completed the acquisition of FMC Corporation's BioProducts business, which has been renamed BioWhittaker Molecular Applications ("BMA"). The business, which serves the life sciences industry, is the world's largest manufacturer of electrophoresis media based on the polymer, agarose. The transaction includes two operating facilities in Rockland, Maine and Copenhagen, Denmark. Cambrex paid approximately $38,000 for the business, of which $31,000 was financed through the Company's revolving credit agreement and $7,000 through the Company's cash reserves. The excess of the purchase price over the

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(3) ACQUISITIONS -- (CONTINUED)
fair value of the net assets acquired was approximately $25,420 and was recorded as goodwill and will be amortized over 20 years using the straight-line method.

     On March 12, 1999, Cambrex completed the acquisition of Irotec Laboratories Ltd. ("Irotec"), a supplier of active pharmaceutical ingredients (APIs) located in Cork, Ireland. Cambrex paid approximately $37,560 for the business, net of cash acquired, which was financed through the Company's cash reserves. The excess of the purchase price over the fair value of the net assets acquired was approximately $9,330 and was recorded as goodwill and will be amortized over 20 years using the straight-line method.

     On January 4, 1999, the Company acquired Poietic Technologies, Inc. ("Poietics"), the leading supplier of normal human cells of hematopoietic origin. The Company paid $2,500 cash and will pay future consideration based on the performance of the business.

     On January 9, 1998, Chiragene, a newly formed subsidiary of Cambrex Corporation, acquired substantially all of the assets of the chiral intermediate business of Celgene Corporation for approximately $11,328. The purchase agreement included an upfront payment of $7,500 paid at closing plus future royalties based upon sales. While the present value of the potential future royalties was $7,500 based upon a formula disclosed in the purchase agreement, the amount included in the purchase allocation was $3,750 which represents the minimum guaranteed royalty payouts. Purchase price in excess of the fair value of the net assets was approximately $5,000 and was recorded as goodwill and will be amortized over 15 years. On January 9, 1998, the Company borrowed $8,200 from the existing Credit Agreement, of which $7,500 was used to finance the acquisition of Chiragene.

     On May 12, 1998, Cambrex completed the acquisition of certain assets of the biopharmaceutical manufacturing and distribution business of Boehringer Ingelheim Bioproduct Partnership (BIBP) for $3,871, including acquisition costs of $621. The assets acquired include a state-of-the-art cell culture and media manufacturing facility in Verviers, Belgium, and inventory for certain cell culture, endotoxin detection and molecular biology products. The majority of the acquisition was funded through cash reserves.

     On September 30, 1997, the Company acquired approximately 93% of the outstanding common stock of BioWhittaker, Inc. for approximately $116,000. The remaining 7% of the outstanding common stock was subsequently acquired on October 3, 1997 for an additional $10,000. The acquisition price was approximately $133,500 and was financed by the Company's Credit Agreement. The excess of the purchase price over the fair value of the net assets acquired was approximately $48,000 and was recorded as goodwill and will be amortized over 20 years using the straight-line method. The allocation to in-process research and development of $14,000 represents the value of BioWhittaker's research and development efforts which had not reached commercial viability with no alternative future use and were, therefore, immediately expensed.

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

     The above acquisitions have been accounted for under the purchase method of accounting and accordingly the results of operations of the acquisitions are included in accompanying consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed have been recorded at their

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(3) ACQUISITIONS -- (CONTINUED)
fair values, except for BMA, which is subject to adjustment when additional information concerning asset and liability valuations is finalized.

(4) FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 was originally effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" (SFAS
137). SFAS 137 defers the effective date of FASB 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The fair value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitment's fair value; changes in the fair value of the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. The Company is evaluating the impact that the adoption of SFAS 133 will have on its earnings, comprehensive income and financial position.

(5) INVENTORIES

     Inventories consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                           1999        1998
                                                          -------    --------
Finished goods..........................................  $34,509    $ 54,264
Work in process.........................................   27,214      20,177
Raw materials...........................................   26,322      20,105
Supplies................................................    4,394       5,699
                                                          -------    --------
          Total.........................................  $92,439    $100,245
                                                          =======    ========

(6) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1999         1998
                                                       ---------    ---------
Land.................................................  $  12,908    $  11,009
Buildings and improvements...........................     87,914       76,949
Machinery and equipment..............................    328,492      289,577
Furniture and fixtures...............................      9,499        9,033
Construction in progress.............................     31,721       30,657
                                                       ---------    ---------
          Total......................................    470,534      417,225
Accumulated depreciation.............................   (190,371)    (162,209)
                                                       ---------    ---------
  Net................................................  $ 280,163    $ 255,016
                                                       =========    =========

     Depreciation expense amounted to $33,118, $30,547, and $24,666 for the years ended December 31, 1999, 1998 and 1997, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(7) INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Goodwill...............................................  $135,301    $110,117
Other..................................................    60,457      56,330
                                                         --------    --------
          Total........................................   195,758     166,447
Accumulated amortization...............................   (46,451)    (39,452)
                                                         --------    --------
  Net..................................................  $149,307    $126,995
                                                         ========    ========

     Amortization expense amounted to $9,210, $9,585 and $6,456 for the years ended December 31, 1999, 1998 and 1997, respectively.

(8) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The components of accounts payable and accrued liabilities are as follows:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Accounts payable.........................................  $33,650    $30,761
Salaries, wages and employee benefits payable............    9,576     20,475
Vitamin B-3 provision....................................    6,000         --
Other accrued liabilities................................    8,341     12,231
                                                           -------    -------
          Total..........................................  $57,567    $63,467
                                                           =======    =======

(9) INCOME TAXES

     Income before taxes consisted of the following:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Domestic..............................................  $32,912    $31,324    $13,195
International.........................................   25,989     30,371     19,412
                                                        -------    -------    -------
          Total.......................................  $58,901    $61,695    $32,607
                                                        =======    =======    =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)
     The provision for income taxes consists of the following expenses
(benefits):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Current:
  Federal.............................................  $11,587    $14,377    $ 2,670
  State...............................................      178        696        427
  International.......................................    9,185      5,331      7,498
                                                        -------    -------    -------
                                                         20,950     20,404     10,595
                                                        -------    -------    -------
Deferred:
  Federal.............................................      765     (2,481)     2,272
  State...............................................       61       (167)       143
  International.......................................   (1,007)     4,837      1,821
                                                        -------    -------    -------
                                                           (181)     2,189      4,236
                                                        -------    -------    -------
          Total.......................................  $20,769    $22,593    $14,831
                                                        =======    =======    =======

     The provision for income taxes differs from the statutory Federal income tax rate of 35% for 1999, 1998 and 1997 as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Income tax at Federal statutory rate..................  $20,615    $21,594    $11,412
State and local taxes (benefits), net of Federal
  income tax benefits.................................      239        522        605
Difference between Federal statutory rate and
  statutory rates non-U.S. income.....................      940       (945)    (1,666)
Reversal of tax contingency for IRS audit
  settlement..........................................       --         --       (728)
Reversal of valuation allowance for international NOL
  carryforward........................................   (2,414)        --         --
Research and experimentation credits..................     (255)      (150)      (399)
Non-taxable international income accrual..............   (2,275)        --         --
Write off of acquired in-process research and
  development.........................................       --         --      4,900
Foreign Tax Credits...................................      (97)      (311)        --
Non-deductible provision for Vitamin B-3..............    2,014         --         --
Other.................................................    2,002      1,883        707
                                                        -------    -------    -------
                                                        $20,769    $22,593    $14,831
                                                        =======    =======    =======

     The components of deferred tax assets and liabilities as of December 31, 1999 and 1998 relate to temporary differences and carryforwards as follows:

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Deferred tax assets:
  Acquisition reserves...................................  $ 1,284    $   781
  Environmental..........................................    1,228      1,574
  Net operating loss carryforwards.......................       --      3,643
  Inventory..............................................    4,322      2,535
  Employee benefits......................................    3,963      3,297
  Receivables............................................       27        195
  Capital Assets.........................................    3,626         --
  Other..................................................    1,972      2,148
                                                           -------    -------
  Net current deferred tax assets........................   16,422     14,173
  Valuation allowances...................................       --     (2,414)
                                                           -------    -------
          Total net deferred tax assets..................  $16,422    $11,759
                                                           =======    =======
Deferred tax liabilities:
  Depreciation...........................................  $30,967    $29,591
  Environmental Reserves.................................      796         --
  Intangibles............................................   14,963     14,839
  Italian Intangibles....................................    4,581      6,086
Other Benefits...........................................    2,143         --
Other....................................................    1,722      1,667
                                                           -------    -------
          Total net non-current deferred tax
            liabilities..................................  $55,172    $52,183
                                                           =======    =======

     Included within the change in the cumulative translation adjustment for the year ended December 31, 1999 is $1,490 related to the translation of deferred tax assets and liabilities of international operations.

     Under the tax laws of various international countries in which the Company operates, net operating losses (NOLs) may be carried forward, subject to statutory limitations, to reduce taxable income in future years. The tax effect of such international NOL carryforwards aggregated approximately $0 and $3,643 at December 31, 1999 and 1998. Valuation allowances have been established against these NOL carryforwards in prior years to reflect uncertainties associated with the realizability of such future benefits. These NOL carryforwards were utilized during 1999 against currently earned income.

     During 1998, the Company made an election which allows the Italian subsidiary to deduct for tax purposes previously non-deductible intangible assets. The result of this election was a charge to 1998 earnings of $3,420 that resulted in net favorable tax benefits of $1,493 for 1999. Future favorable tax benefits related to this election are projected to be $2,907.

(10) SHORT-TERM DEBT

     The Company has lines of credit in Italy with five local banks (the "Facility"). The Facility is short-term and provides three types of financing with the following limits: Overdraft Protection of $2,000 (Lire 4.0 billion), Export Financing of $4,000 (Lire 8.0 billion) and Advances on Uncleared Deposits of $1,000 (Lire 3.0 billion). The Overdraft Protection and Export Financing facilities bear interest at varying rates when utilized, however, Advances on Uncleared Deposits (Ricevute Bancarie) bear no interest.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(10) SHORT-TERM DEBT -- (CONTINUED)
     Short-term debt at December 31, 1999 and 1998 consists of the following:

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------
Export financing facility..................................  $2,813    $2,451

     The 1999 and 1998 average interest rates were 2.83% and 1.36%, respectively.

(11) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Bank credit facilities(a)..............................  $218,500    $190,000
Capitalized leases(b)..................................     5,320          49
Notes payable(c).......................................     2,568       1,901
                                                         --------    --------
  Subtotal.............................................   226,388     191,950
Less: current portion..................................       466         578
                                                         --------    --------
          Total........................................  $225,922    $191,372
                                                         ========    ========

     (a) On September 16, 1997, the Company entered into a five year Credit Agreement (the "Agreement"). The Agreement provides the Company with a $400,000 borrowing facility. Under this Agreement, the Company has pledged 66% of the common stock of the Company's international subsidiaries as collateral. The Agreement permits the Company to choose between various interest rate options and to specify the portion of the borrowing to be covered by specific interest rate options. Under the Agreement, the interest rate options available to the Company are: (a) U.S. Prime rate or (b) LIBOR plus the applicable margin (ranging from .225% to .5%) or (c) Competitive Bid at a LIBOR Rate Borrowing or a Fixed Rate Borrowing to be determined by auction. The applicable margin is adjusted based upon the Funded Indebtedess to Cash Flow Ratio of the Company. Additionally, the Company pays a commitment fee of between .15% to .25% on the entire portion of the Agreement. The 1999 and 1998 average interest rates were 6.1% and 6.4%, respectively.

     On September 18, 1997, the Company utilized $60,000 of the Agreement in order to repay the then outstanding balance under the previously existing Revolving Credit Agreement. On September 30, 1997, the Company borrowed $126,000 to finance the acquisition of the outstanding common stock of BioWhittaker. Of this amount, approximately $116,000 was utilized on September 30, 1997. On October 3, 1997, an additional $10,000 was utilized to acquire the remaining 7% of BioWhittaker's common stock. During 1999, $31,000 was utilized to fund the acquisition of BioWhittaker Molecular Applications, Inc. The undrawn borrowing availability under the Agreement as of December 31, 1999 was $181,500.

     The Agreement is subject to financial covenants requiring the Company to maintain certain levels of net worth and an interest coverage ratio, as well as a limitation on indebtedness. The Company met all of the bank covenants during 1999.

     (b) The Company assumed six capital leases as part of the acquisition of Irotec in 1999 of $5,436. These leases are for various plant and equipment expiring in 2006 to be repaid in 28 equal quarterly installments. There is $5,291 outstanding at December 31, 1999.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(11) LONG-TERM DEBT -- (CONTINUED)
     (c) The Company had a loan agreement with the Italian government to finance technological innovations. The loan of $1,291 bearing interest at 9.21%, was to be amortized over ten annual payments starting July 26, 1995 and ending July 26, 2004, but was paid in full during 1999. There is $0 and $891 outstanding as of December 31, 1999 and 1998, respectively.

     The Company assumed a note payable as part of the acquisition of BioWhittaker in 1997 of $1,253. The note, bearing interest at 8%, is payable in annual installments of $340 and expires in 2001. There is $574 and $845 outstanding as of December 31, 1999 and 1998 respectively.

     Aggregate maturities of long-term debt are as follows:

2000..................  $    466
2001..................     1,437
2002..................   219,472
2003..................       965
2004..................       965
Thereafter............     3,083
                        --------
          Total.......  $226,388
                        ========

(12) DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to reduce exposures to market risks resulting from fluctuations in interest rates and foreign exchange rates. The Company does not enter into financial instruments for trading or speculative purposes. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap, forward exchange or put and call contracts. However, the Company does not anticipate non-performance by the counterparties.

  Interest Rate Swap Agreements

     The Company enters into interest rate Swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts. The notional amounts provide an indication of the extent of the Company's involvement in such agreements but do not represent its exposure to market risk. The following table shows the notional amounts outstanding, maturity dates, and the weighted average receive and pay rates of interest rate swap agreements as of December 31, 1999.

                                      WEIGHTED AVG.
                                          RATE
NOTIONAL                 MATURITY    ---------------
AMOUNTS                    DATE      RECEIVE    PAY
--------                 --------    -------    ----
$10,000                    2002       6.10%     5.85%
$10,000                    2003       6.16%     5.77%
$10,000                    2002       6.20%     5.77%
$10,000                    2001       6.11%     5.81%
$10,000                    2000       6.16%     6.09%
$20,000                    2001       6.16%     5.93%
$10,000                    2002       6.16%     5.15%

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(12) DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)
     Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions. The fair value of these agreements were based on quoted market prices and was $81,086 at December 31, 1999.

  Foreign Exchange Instruments

     The Company's policy is to enter into forward exchange contracts and/or currency options to hedge foreign currency transactions. This hedging strategy mitigates the impact of short-term foreign exchange rate movements on the Company's operating results primarily in the United Kingdom, Sweden and Italy. The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by these international operations which are denominated primarily in U.S. dollars, Euro currency, and British pound sterling. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations. The Company's forward exchange contracts do not subject the Company's results of operations to risk due to exchange rate movements because gains and losses on these contracts generally offset gains and losses on the transactions being hedged. The forward exchange contracts have varying maturities with none exceeding twelve months. The Company makes net settlements for forward exchange contracts at maturity, based upon negotiated rates at inception of the contracts.

                                                              1999
                                               -----------------------------------
                                                                      UNREALIZED
                                               NOTIONAL    FAIR     --------------
                                               AMOUNTS     VALUE    GAINS   LOSSES
                                               --------   -------   -----   ------
Forward exchange contracts...................  $39,448    $40,563   $242    $1,357

                                                                1998
                                                 -----------------------------------
                                                                        UNREALIZED
                                                 NOTIONAL    FAIR     --------------
                                                 AMOUNTS     VALUE    GAINS   LOSSES
                                                 --------   -------   -----   ------
Forward exchange contracts....................   $24,371    $24,437   $482     $548

     The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because approximately 60% of the underlying debt is at variable rates and reprices quarterly. The remaining amount of long-term debt has fixed rates through interest swap contracts.

(13) STOCKHOLDERS' EQUITY

     The Company has two classes of common shares designated Common Stock and Nonvoting Common Stock. Authorized shares of Common Stock were 60,000,000 at December 31, 1999 and 1998. Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 1999 and 1998.

     At December 31, 1999, authorized shares of Common Stock were reserved for issuance as follows:

Stock option plans........................................  3,923,850
Cambrex savings plan......................................    169,544
                                                            ---------
          Total shares....................................  4,093,394
                                                            =========

     On May 28, 1998, the Company's Board of Directors approved a two-for-one stock split of the Company's Common Stock, $.10 par value, effected by the distribution to stockholders of record as of the close of business on June 10, 1998 of one additional share of Common Stock for each share held. All share and per share date, including stock option plan information, have been adjusted to reflect the impact of the two-

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(13) STOCKHOLDERS' EQUITY -- (CONTINUED) for-one stock split. The effect of the split was presented within stockholders' equity at December 31, 1998 by transferring the par value for the additional shares issued from additional paid-in capital to common stock.

     Nonvoting Common Stock with a par value of $.10, has equal rights with Common Stock, with the exception of voting power. Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock. As of December 31, 1999 and 1998, no shares of Nonvoting Common Stock were outstanding.

     The Company held treasury stock of 2,100,690 and 2,081,099 shares at December 31, 1999 and 1998, respectively, and are used for issuance to the Cambrex Savings Plan.

(14) STOCK OPTIONS

     The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 1999 and 1998, there was no preferred stock outstanding.

     The Company has eight stock-based compensation plans currently in effect. The 1983 Incentive Stock Option Plan ("1983 Plan") provides for the grant of options intended to qualify as incentive stock options to management and other key employees. The 1987 Stock Option Plan ("1987 Plan") provides for the granting to key employees both non-qualified stock options and incentive stock options. The 1989 Senior Executive Stock Option Plan ("1989 Plan") provides for the grant of options intended to qualify as additional incentives to the Company's Senior Executive Officers. The 1992 Stock Option Plan ("1992 Plan") provides for the granting to key employees both non-qualified stock options and incentive stock options. The 1993 Senior Executive Stock Option Plan ("1993 Plan") provides for the grant of options intended to qualify as additional incentives to the Company's Senior Executive Officers. The 1994 Stock Option Plan ("1994 Plan") provides for the granting to key employees both non-qualified and incentive stock options. The 1994 Plan also provides for the granting of non-qualified stock options to non-employee directors. The 1996 Performance Stock Option Plan ("1996" Plan) provides for the granting of options intended to qualify as additional incentives to management and other key employees. The 1996 Plan also provides for the granting of non-qualified stock options to non-employee directors.

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

     The Company applies the provisions of APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company has adopted the disclosure only provisions available under SFAS 123. Accordingly, no compensation cost has been recognized for stock option plans under SFAS 123.

     Had compensation cost for the Company's 1999, 1998 and 1997 grants for stock-based compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(14) STOCK OPTIONS -- (CONTINUED)
SFAS 123, the Company's net income, and net income per common share for 1999, 1998 and 1997 would approximate the pro forma amounts below:

                                                         1999       1998       1997
                                                        -------    -------    -------
Net income -- as reported.............................  $38,132    $39,102    $17,776
                                                        =======    =======    =======
Net income -- pro forma...............................  $34,357    $35,951    $16,079
                                                        =======    =======    =======
Diluted earnings per share -- as reported.............  $  1.49    $  1.54    $  0.73
                                                        =======    =======    =======
Diluted earnings per share -- pro forma...............  $  1.34    $  1.41    $  0.66
                                                        =======    =======    =======

     The pro forma compensation expense of $3,775, $3,151, and $1,697 for 1999 and 1998 and 1997, respectively, was calculated based on the fair value of each option primarily using the Black-Scholes option-pricing model for non-performance options and a path dependent model for performance options, with the following assumptions for 1999, 1998 and 1997, respectively: (i) average dividend yield of 0.56%, 0.58% and 1.33% (ii) expected volatility of 24.1%, 24.5% and 25.5%, (iii) risk-free interest rate ranging from 5.32% to 5.42%, 5.50% to 5.54%, and 6.03% to 6.85% and (iv) expected life of 4-5 years.

     As of December 31, 1999, 4,202,650 options had been exercised. Shares of Common Stock subject to outstanding options under the stock option plans were as follows:

                                                        OPTIONS OUTSTANDING
                                       -----------------------------------------------------   OPTIONS EXERCISABLE
                                                                        WEIGHTED AVERAGE       --------------------
                                                                     -----------------------               WEIGHTED
                                                        OPTION        REMAINING                            AVERAGE
                         AUTHORIZED                    PRICE PER     CONTRACTUAL   EXERCISE     NUMBER     EXERCISE
                        FOR ISSUANCE   OUTSTANDING      SHARE $      LIFE (YRS.)    PRICE $    OF SHARES   PRICE $
                        ------------   -----------   -------------   -----------   ---------   ---------   --------
1983 Plan.............     648,000             --         --              --            --            --       --
1987 Plan.............     600,000             --         --              --            --            --       --
1989 Plan.............   1,200,000             --         --              --            --            --       --
1992 Plan.............     300,000         25,500    8.063-12.375        4.9          8.06        25,500     8.06
1993 Plan.............     900,000        222,125    6.625- 8.063        3.8          6.92       222,125     6.92
1994 Plan.............     300,000         73,350    6.625-11.438        4.6          7.97        73,350     7.97
1996 Plan.............   3,000,000      1,874,225    12.375-30.938       7.7         17.22     1,430,725    17.22
1998 Plan.............   1,180,000      1,021,849    22.063-29.375       8.7         22.96         6,200    22.96
                         ---------      ---------                                              ---------
         Total
           shares.....   8,128,000      3,217,049    6.625-30.938                    18.05     1,757,900
                         =========      =========                                              =========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(14) STOCK OPTIONS -- (CONTINUED)
     Information regarding the Company's stock option plans is summarized below:

                                                                 WEIGHTED AVERAGE
                                                             -------------------------
                                                NUMBER OF    EXERCISE    FAIR VALUE $       OPTIONS
                                                 SHARES      PRICE $     AT GRANT DATE    EXERCISABLE
                                                ---------    --------    -------------    -----------
Outstanding at December 31, 1996..............  2,672,976     11.52                          912,226
  Granted.....................................    466,800     21.09          6.92
  Exercised...................................   (396,226)    10.54
  Cancelled...................................    (30,000)    14.39
                                                ---------
Outstanding at December 31, 1997..............  2,713,550     13.28                        2,472,050
  Granted.....................................  1,237,050     23.35          9.59
  Exercised...................................   (638,750)    11.19
  Cancelled...................................    (57,000)    21.84
                                                ---------
Outstanding at December 31, 1998..............  3,254,850     17.30                        2,141,800
  Granted.....................................    187,549     26.81          9.31
  Exercised...................................   (146,600)     9.22
  Cancelled...................................    (78,750)    27.11
                                                ---------
Outstanding at December 31, 1999..............  3,217,049     18.05                        1,757,900
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

     The Company has a Supplemental Executive Retirement Plan for key executives.

     The net periodic pension expense for both 1999 and 1998 is based on a twelve month period and on valuations of the plans as of January 1. However, the reconciliation of funded status is determined as of the September 30 measurement date.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)
     The funded status of these plans, incorporating these fourth quarter contributions, as of September 30, 1999 and 1998 is as follows:

                                                               1999       1998
                                                              -------    -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $33,731    $29,350
Service cost................................................    2,378      1,587
Interest cost...............................................    2,253      2,108
Amendments..................................................       --         81
Actuarial loss (gain).......................................   (4,855)     1,843
Acquisitions................................................      124         --
Benefits paid...............................................   (1,277)    (1,238)
                                                              -------    -------
Benefit obligation at end of year...........................   32,354     33,731
                                                              -------    -------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............   25,820     26,321
Actual return on plan assets................................    3,603        334
Acquisitions................................................      525        375
Benefits paid...............................................   (1,249)    (1,210)
                                                              -------    -------
Fair value of plan assets at end of year....................   28,699     25,820
                                                              -------    -------
Funded status...............................................   (3,655)    (7,911)
Unrecognized prior service cost.............................    1,194      1,115
Unrecognized net (gain)loss.................................   (1,100)     4,996
Additional minimum liability................................   (1,988)    (3,651)
                                                              -------    -------
Prepaid (accrued) benefit at September 30,..................   (5,549)    (5,451)
4th quarter contributions...................................       --        232
                                                              -------    -------
Prepaid (accrued) benefit cost at December 31,..............  $(5,549)   $(5,219)
                                                              =======    =======

     The components of net periodic pension cost is as follows:

                                                         1999       1998       1997
                                                        -------    -------    -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost..........................................  $ 2,378    $ 1,587    $ 1,310
Interest Cost.........................................    2,253      2,108      1,887
Expected return on plan assets........................   (2,171)    (2,201)    (1,827)
Amortization of prior service cost....................       47         36        (23)
Recognized actuarial loss.............................      261        195         92
                                                        -------    -------    -------
Net periodic benefit cost.............................  $ 2,768    $ 1,725    $ 1,439
                                                        =======    =======    =======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
Discount rate.........................................     7.75%      6.75%      7.25%
Expected return on plan assets........................     8.50%      8.50%      8.50%
Rate of compensation increase.........................     5.00%      5.00%      5.00%

     The aggregate ABO (Accumulated Benefit Obligation) for those plans with ABO's in excess of plan assets is $4,340 in 1999. The aggregate fair value of assets for those plans with ABO's in excess of plan assets is $0 in 1999.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)
     Certain foreign subsidiaries of the Company maintain pension plans for their employees which conform to the common practice in their respective countries. The funded status of these plans, incorporating these fourth quarter contributions, as of December 31, 1999 and 1998 is as follows:

                                                               1999       1998
                                                              -------    -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 8,668    $ 8,094
Service cost................................................      702        532
Interest cost...............................................      611        533
Plan participants' contribution.............................       13        (64)
Actuarial loss (gain).......................................      270       (264)
Acquisitions................................................    2,424         --
Benefits paid...............................................     (128)       (68)
Foreign exchange............................................     (498)       (95)
                                                              -------    -------
Benefit obligation at end of year...........................   12,062      8,668
                                                              -------    -------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............    2,749      2,205
Actual return on plan assets................................    1,231        249
Company contribution........................................      318        280
Plan participant contribution...............................      175         88
Acquisitions................................................    2,811         --
Benefits paid...............................................     (128)       (99)
Foreign exchange............................................     (195)        26
                                                              -------    -------
Fair value of plan assets at end of year....................    6,961      2,749
                                                              -------    -------
Funded status...............................................   (5,101)    (5,919)
Unrecognized actuarial loss.................................      244         53
Unrecognized prior service cost.............................       49         53
Unrecognized net (gain)loss.................................   (1,491)      (467)
Foreign exchange............................................       20          3
                                                              -------    -------
Prepaid (accrued) benefit...................................  $(6,279)   $(6,277)
                                                              =======    =======

     The components of the net periodic pension cost is as follows:

                                                         1999       1998       1997
                                                        -------    -------    -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost..........................................  $   702    $   532    $   472
Interest Cost.........................................      611        533        544
Expected return on plan assets........................     (459)      (236)      (167)
Amortization of excess plan net.......................      (31)       (33)       (34)
Amortization of prior service cost....................      (12)         3          3
                                                        -------    -------    -------
Net periodic benefit cost.............................  $   811    $   799    $   818
                                                        =======    =======    =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER
  31,
Discount rate.................................  5.75%-6.50%   5.50%-6.00%   5.50%-7.00%
Expected return on plan assets................        9.00%         9.00%        10.00%
Rate of compensation increase.................  3.00%-4.50%   2.50%-3.50%   3.50%-5.00%

     The aggregate ABO for those plans with ABO's in excess of plan assets is $5,713 in 1999, which were not funded.

     The Company's net pension costs included in operating results amounted to $2,768, $1,725, and $1,439 in 1999, 1998 and 1997, respectively. The pension expense for foreign pension plans of $811, $799, and $818 is included in the 1999, 1998 and 1997 net periodic pension expense, respectively.

     BioWhittaker had a noncontributory defined contribution target plan for its eligible employees. Under BioWhittaker's target plan, all domestic employees over 21 years of age who have completed one year of service with the Company participate. The target plan is 100% Company-funded, with annual contributions by the Company based on the employee's targeted benefit, determined by such factors as salary and expected years of service to age 65. Effective May, 1999, BioWhittaker no longer has a separate plan and is covered by the Cambrex plan. Total target plan expenses amounted to $171 in 1999, $546 in 1998, and from the date of acquisition amounted to $126 in 1997.

  Savings Plan

     Cambrex makes available to all employees a savings plan as permitted under Sections 401(k) and 401(a) of the Internal Revenue Code. Effective August 1998, this plan became available to all BioWhittaker employees. Employee contributions are matched in part by Cambrex. The cost of this plan amounted to $1,391, $1,523, and $1,387 in 1999, 1998 and 1997, respectively.

     BioWhittaker had available to all eligible employees a contributory 401(k) plan which was terminated in August 1998. Employee contributions had been matched in part by BioWhittaker. The cost of this plan amounted to $262 in 1998 and from the date of acquisition amounted to $115 in 1997.

  Other

     The Company has a non-qualified Compensation Plan for Key Executives ("the Deferred Plan"). Under the Deferred Plan, officers and key employees may elect to defer all or any portion of their pre-tax annual bonus and/or annual base salary. Included within other liabilities at December 31, 1999 and 1998 there is $2,247 and $3,005, respectively, representing the Company's obligation under the plan. To assist in the funding of this obligation, the Company invests in certain mutual funds and as such, included within other assets at December 31, 1999 and 1998 is $2,247 and $3,005, respectively, representing the fair value of these funds. During 1995, the Board amended the Deferred Plan to permit officers and key employees to elect to defer receipt of Company stock which would otherwise have been issued upon the exercise of Company options. Total shares held in trust as of December 31, 1999 and 1998 are 283,540 and 364,811, respectively; and are included as a reduction of equity at cost. The value of the shares held in trust and the corresponding liability of $1,092 at December 31, 1999 have been recorded in equity. The Deferred Plan is not funded by the Company, but the Company has established a Deferred Compensation Trust Fund which holds the shares issued.

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

     The Company elected to amortize the transition obligation of $1,853 over twenty years. The net effect upon 1999, 1998 and 1997 pretax operating results, including the amortization of the transition obligation, resulted in a cost of $323, $321, and $285, respectively. Disclosure is presented in accordance with Statement of Financial Accounting Standards No. 132 "Employers' Disclosures About Pensions and Other Post Retirement Benefits" (SFAS 132).

     The periodic postretirement benefit cost includes the following components:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $2,539    $2,157
Service cost................................................      63        63
Interest cost...............................................     167       165
Actuarial (gain) loss.......................................    (397)      154
                                                              ------    ------
Funded status...............................................  $2,372    $2,539
                                                              ------    ------
Unrecognized net loss (gain)................................     203       (48)
Unrecognized translation obligation.........................  (1,204)   (1,298)
                                                              ------    ------
Benefit obligation at end of year...........................  $1,371    $1,193
                                                              ======    ======
Account recognized in the Statement of Financial Position:
Accrued benefit liability...................................  $1,371    $1,193
                                                              ------    ------
Net amount recognized.......................................  $1,371    $1,193
                                                              ======    ======

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost of benefits earned..........................  $   63    $   63    $   51
Interest cost............................................     167       165       150
Amortization of unrecognized prior service cost..........      --        --        (9)
Amortization of transition obligation....................      93        93        93
                                                           ------    ------    ------
Total periodic postretirement benefit cost...............  $  323    $  321    $  285
                                                           ======    ======    ======

     The discount rate used to determine the accumulated postretirement benefit obligation was 7.75% and 6.75% in 1999 and 1998, respectively. The assumed health care cost trend rate used to determine the accumulated postretirement benefit obligation is 9%, declining ratably to 6.5% in 2002 and thereafter. A one-percentage-point increase in the assumed health care cost trend rate would lower the accumulated postretirement benefit obligation by $62 and would lower the sum of interest and service cost by $9. A one-percentage-point decrease would raise the accumulated postretirement benefit obligation by $59 and would raise the sum of interest and service cost by $9.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(16) OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)
     The cost of all health and life insurance benefits is recognized as incurred and was approximately $3,312, $4,214 and $4,286 in 1999, 1998 and 1997, respectively. The cost of providing these benefits for the 259, 250 and 224 retirees in 1999, 1998 and 1997, respectively, is not separable from the cost of providing benefits for the 1,052, 1,105, and 718 active U.S. employees.

(17) RESTRUCTURING

     During the third quarter of 1998, the Company incurred a restructuring charge of $1,400 which includes the non-recurring costs resulting from the consolidation of administrative and management functions and resulted in the reduction of 44 employees. These costs are related to severance paid to terminated employees. The majority of these costs were incurred and paid prior to December 31, 1998 with the remainder paid in full during 1999.

(18) OTHER INCOME AND EXPENSE

     Other expense (income) was $555, $945 and ($1,263) for 1999, 1998 and 1997, respectively. Included in 1999 expense are various costs associated with loss on sale of assets and other miscellaneous expenses. Included in 1998 other expense were asset write-offs at the Zeeland facility of $522. Other income in 1997 included a gain of $954 on the settlement of a foreign denominated loan. Additionally, 1997 other income included the final resolution and receipt of the settlement proceeds due from the 1996 premature termination of a contract by a customer for $766, offset by a charge of $507 for the settlement of a legal matter reached during the year.

(19) SEGMENT INFORMATION

     The Company is involved principally in the manufacturing and marketing of products which include: Human Health, which include Active Pharmaceutical Ingredients produced under Food and Drug Administration (FDA) regulation for use in prescription drug products, Pharmaceutical Intermediates produced in current Good Manufacturing Practices (cGMP) facilities for use in the production of pharmaceuticals and over-the-counter drug products, Imaging Chemicals used in x-ray media, Personal Care Ingredients used in cosmetics and for the pharmaceutical actives market, and Nutraceuticals used in health products; Biosciences, consisting of cell culture and endotoxin detection products; Animal Health/Agriculture products including Vitamin B-3 used in feed additives, Agricultural Intermediates used in crop protection, and Animal Health products used as feed additives; and the Specialty and Fine Chemical segment which includes Performance Enhancing Chemicals used in photography, pigments, specialty polymers, fuel/oil additives, catalysts, and other specialty additives, and Polymer Systems products used in coatings, telecommunications, electronics and engineering plastics. Most of the Company's subsidiaries operate in more than one of these segments. The key exceptions are BioWhittaker and BMA, which solely comprise the biosciences segment. The Company has provided financial information in order to show Gross Sales and Gross Profit by segment. All other financial information is available only for the Biosciences Segment and for all other segments combined. The Company allocates Corporate expenses and interest to each of its subsidiaries. The interest allocation is based on 12% of subsidiary working capital and 9% of net property, plant and equipment. No customer accounts for more than 10% of consolidated revenues.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(19) SEGMENT INFORMATION -- (CONTINUED)
     The following is a summary of business segment information:

GROSS SALES:                                           1999        1998        1997
------------                                         --------    --------    --------
Human Health.......................................  $225,660    $194,766    $182,818
Biosciences........................................    83,887      65,968      13,577
Animal Health/Agriculture..........................    55,695      56,285      59,804
Specialty and Fine Chemicals.......................   119,318     124,664     123,884
                                                     --------    --------    --------
                                                     $484,560    $441,683    $380,083
                                                     ========    ========    ========
GROSS PRODUCT SALES DETAIL FOR EACH SEGMENT
Human Health:
  Active Pharmaceutical............................  $155,250    $120,459    $110,461
  Pharmaceutical Intermediates.....................    25,995      24,844      23,430
  Personal Care Ingredients........................    14,706      16,777      16,453
  Imaging Chemicals................................    13,568      14,179      17,617
  Biomedical Urethanes.............................     3,050       3,977       4,286
  Catalysts........................................     6,950       8,281       6,554
  Chiral Technology................................     6,032       5,548       3,733
  Neutraceuticals..................................       109         701         284
                                                     --------    --------    --------
          Total Human Health.......................  $225,660    $194,766    $182,818
                                                     ========    ========    ========
Biosciences:
  Cells and Media..................................  $ 47,434    $ 43,795    $  9,126
  Endotoxin Detection..............................    21,864      18,852       3,539
  Electrophoresis and Chromatography...............    11,652          --          --
  Other............................................     2,937       3,321         912
                                                     --------    --------    --------
          Total Biosciences........................  $ 83,887    $ 65,968    $ 13,577
                                                     ========    ========    ========
Animal Health/Agriculture:
  Vitamin B-3......................................  $  9,155    $ 12,814    $ 12,163
  Animal Health....................................    15,013      17,614      17,471
  Agricultural Intermediates.......................    31,527      25,857      30,170
                                                     --------    --------    --------
          Total Animal Health/Agriculture..........  $ 55,695    $ 56,285    $ 59,804
                                                     ========    ========    ========
Specialty and Fine Chemicals:
  Performance Enhancing Chemicals..................  $ 76,441    $ 81,853    $ 81,640
  Polymer Systems..................................    42,877      42,811      42,244
                                                     --------    --------    --------
          Total Specialty and Fine Chemicals.......  $119,318    $124,664    $123,884
                                                     ========    ========    ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(19) SEGMENT INFORMATION -- (CONTINUED)

GROSS PROFIT:                                          1999        1998        1997
-------------                                        --------    --------    --------
Human Health.......................................  $ 83,603    $ 92,441*   $ 67,779
Biosciences........................................    42,088      32,321       6,696
Animal Health/Agriculture..........................    12,045      11,557      10,621
Specialty and Fine Chemicals.......................    29,427      27,098      28,866
                                                     --------    --------    --------
                                                     $167,163    $163,417    $113,962
                                                     ========    ========    ========

NET INCOME:                                            1999        1998        1997
-----------                                          --------    --------    --------
Biosciences........................................  $  3,150    $  1,953    $(13,921)**
Human Health, Animal Health/Agriculture & Specialty
  and Fine Chemicals...............................    34,982      37,149      31,697
                                                     --------    --------    --------
                                                     $ 38,132    $ 39,102    $ 17,776
                                                     ========    ========    ========

TOTAL ASSETS                                           1999        1998        1997
------------                                         --------    --------    --------
Biosciences........................................  $186,405    $154,082    $145,306
Human Health, Animal Health/Agriculture & Specialty
  and Fine Chemicals...............................   487,242     462,972     407,120
                                                     --------    --------    --------
                                                     $673,647    $617,054    $552,426
                                                     ========    ========    ========

CAPITAL SPENDING                                       1999        1998        1997
----------------                                     --------    --------    --------
Biosciences........................................  $  1,829    $  4,215    $    886
Human Health, Animal Health/Agriculture & Specialty
  and Fine Chemicals...............................    28,700      38,792      35,049
                                                     --------    --------    --------
                                                     $ 30,529    $ 43,007    $ 35,935
                                                     ========    ========    ========

DEPRECIATION                                           1999        1998        1997
------------                                         --------    --------    --------
Biosciences........................................  $  2,897    $  1,997    $    428
Human Health, Animal Health/Agriculture & Specialty
  and Fine Chemicals...............................    30,221      28,550      24,238
                                                     --------    --------    --------
                                                     $ 33,118    $ 30,547    $ 24,666
                                                     ========    ========    ========

AMORTIZATION                                           1999        1998        1997
------------                                         --------    --------    --------
Biosciences........................................  $  5,017    $  4,358    $  1,122
Human Health, Animal Health/Agriculture & Specialty
  and Fine Chemicals...............................     4,193       5,227       5,334
                                                     --------    --------    --------
                                                     $  9,210    $  9,585    $  6,456
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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(20) FOREIGN OPERATIONS AND EXPORT SALES

     Summarized data for the Company's operations for 1999, 1998 and 1997 are as follows:

                                                     DOMESTIC    EUROPEAN     TOTAL
                                                     --------    --------    --------
1999
Gross sales........................................  $292,522    $192,038    $484,560
Long-lived identifiable assets.....................   268,669     160,801     429,470
1998
Gross sales........................................  $284,839    $156,844    $441,683
Long-lived identifiable assets.....................   241,694     140,317     382,011
1997
Gross sales........................................  $228,004    $152,079    $380,083
Long-lived identifiable assets.....................   227,368     136,977     364,345

     Export sales, included in domestic gross sales, in 1999, 1998 and 1997 amounted to $66,963, $64,174, and $48,852, respectively. No country, in any of the given years, represents more than 10% of these export sales.

(21) COMMITMENTS

     The Company has operating leases expiring on various dates through the year 2013. The leases are primarily for office and laboratory equipment and vehicles. At December 31, 1999, future minimum commitments under non-cancelable operating lease arrangements were as follows:

Year ended December 31:
  2000.....................................................  $ 1,501
  2001.....................................................    1,090
  2002.....................................................      993
  2003.....................................................      853
  2004 and thereafter......................................   18,137
                                                             -------
Net commitments............................................  $22,573
                                                             =======

     Total operating lease expense was $2,433, $2,412, and $1,939 for the years ended December 31, 1999, 1998 and 1997, respectively.

     On August 11, 1999, the Company completed a marketing, development and media supply agreement with Osiris Therapeutics, Inc. covering adult stem cells, the progenitors of structural and connective tissues. The Company's BioWhittaker subsidiary will manufacture and market adult stem cell products for the life science research market through an exclusive worldwide license from Osiris. BioWhittaker will also become the exclusive supplier of culture media to Osiris for the production of human adult stem cells in therapeutic applications. The two companies will share development costs and Osiris will receive royalties on sales of research reagents. Cambrex also purchased $5,000 of Osiris Common Stock, which represents approximately 5% ownership interest in the Company, and has agreed to purchase an additional $2,000 of Common Stock coincident with an Osiris initial public offering. Cambrex also received preemptive rights to maintain its equity position in subsequent rounds of financing. The $5,000 paid for Osiris Common Stock is included in Other Non-current Assets.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(22) CONTINGENCIES

     The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.

  Environmental

     In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites (Superfund sites). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other noncurrent liabilities, of $3,400 and $4,800 at December 31, 1999 and 1998, respectively, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents 72% of what it believes are the reasonably possible environmental cleanup related costs of a non-capital nature. During the past three-year period, cash payments for environmental cleanup related matters were $200, $1,800 and $400 for 1999, 1998 and 1997, respectively. There were no provisions for environmental contingencies during the past three-year period. The Company reversed reserves of approximately $1,200 and $800 during the third quarter of 1999 and 1998, respectively, as a result of revised estimates. In addition, the Company settled certain environmental claims involving the Cosan Chemical Company (a subsidiary) with insurance companies for $1,150, After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

  Litigation

     The Company and its subsidiary, Profarmaco S.r.l. ("Profarmaco"), were named as defendants in a proceeding instituted by the Federal Trade Commission ("FTC") on December 21, 1998, in the United States District Court for the District of Columbia. The complaint alleges that exclusive license agreements which Profarmaco entered into with Mylan Laboratories, Inc. ("Mylan") covering the drug master files for (and therefore the right to buy and use) two active pharmaceutical ingrediations ("API's"), lorazepam and clorazepate, were part of an effort on Mylan's part to restrict competition in the supply of lorazepam and clorazepate and to increase the price charged for these products when Mylan sold them as generic pharmaceuticals. The complaint further alleges that these agreements violate the Federal Trade Commission Act, and that Mylan, Cambrex, Profarmaco, and Gyma Laboratories of America, Inc., Profarmaco's distributor in the United States, engaged in an unlawful restraint of trade and conspired to monopolize and attempted to monopolize the markets for the generic pharmaceuticals incorporating the APIs. The FTC seeks a permanent injunction and other relief, including disgorgement of the profits generated through the licensing arrangements, which the FTC alleges to be in excess of $120,000 for all defendants. In accordance with the license agreement, the Company received royalties of approximately $19,300 and $1,000 for the years ended December 31, 1998 and 1997, respectively.

     A lawsuit making similar allegations against the Company and Profarmaco, and seeking injunctive relief and treble damages, has been filed by the Attorneys General of 31 states in the United States District Court for the District of Columbia on behalf of those states and persons in those states who were purchasers of the generic pharmaceuticals. The Company and Profarmaco have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of lorazepam and

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(22) CONTINGENCIES -- (CONTINUED)
clorazepate in generic form, making allegations essentially similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

     The Company strongly believes that its licensing arrangements with Mylan are in accordance with regulatory requirements and will vigorously defend the FTC's actions and various other lawsuits and class actions. However, the Company and Mylan have terminated the exclusive licenses to the drug master files as of December 31, 1998. In entering these licensing arrangements, the Company elected not to raise the price of its products and had no control of influence over the pricing of its final generic product. Under the terms of the agreement, Mylan has agreed to indemnify the Company and Profarmaco against damages, losses, costs and expenses arising from any claim, lawsuit or other action.

     On May 14, 1998, the Company's Nepera subsidiary, a manufacturer and seller of niacinamide (Vitamin B-3), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. The Company understands that the subpoena was issued as part of the Federal Government's ongoing anti-trust investigation into various business practices in the vitamin industry generally. The Company has reached a settlement with the Government concerning Nepera's alleged role in Vitamin B-3 violations from 1992 to 1995. In addition, Nepera has been named as a defendant, along with several other companies, in five civil actions brought on behalf of alleged purchasers of Vitamin B-3. An accrual of $6,000 was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. This accrual has been recorded in Accounts Payable and Accrued Liabilities.

     While it not possible to predict with certainty the outcome of the above litigation matters and various other lawsuits, it is the opinion of management that the ultimate resolution of these proceedings should not have a material adverse effect on the Company's results of operations, cash flows and financial position. These matters, if resolved in an unfavorable manner, could have a material effect on the operating results and cash flows when resolved in a future reporting period.

(23) SUBSEQUENT EVENTS

     On February 25, 2000, due to a release of a small quantity of malodorous material, Nepera, Inc. a Cambrex subsidiary, received a summary abatement order from the New York State Department of Environmental Conservation (NYSDEC) ordering the Company to stop manufacturing operations pending a review of its equipment and operating procedures. On March 3, 2000, all operations were restarted except for the pyridine plant, which was subsequently restarted on March 10, 2000. Management believes that this short term interruption of production will not have a material effect on Cambrex's earnings in the year 2000.

     On March 2, 2000, the Company completed the acquisition of Conti BPC NV, a manufacturer and supplier of pharmaceutical intermediates and active pharmaceutical ingredients, located in Landen, Belgium. The Company paid approximately $5,000 in cash and assumed debt for the business. The acquisition has been accounted for under the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment when additional information concerning asset and liability valuations is finalized.

                              CAMBREX CORPORATION

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        1ST         2ND         3RD          4TH
                                      QUARTER     QUARTER     QUARTER     QUARTER(2)    YEAR(3)
                                      --------    --------    --------    ----------    --------
1999
Gross sales.........................  $117,519    $123,642    $118,602     $124,797     $484,560
Net revenues........................   117,399     122,654     117,450      123,885      481,388
Gross profit........................    40,503      42,859      39,234       44,567      167,163
Net income..........................    10,180      11,925       9,673        6,354       38,132
Earnings per share*:(1)
  Basic.............................  $   0.41    $   0.49    $   0.39     $   0.26     $   1.55
  Diluted...........................  $   0.40    $   0.47    $   0.38     $   0.25     $   1.49
Average shares*:
  Basic.............................    24,533      24,564      24,583       24,607       24,572
  Diluted...........................    25,384      25,498      25,654       25,896       25,613
1998
Gross sales.........................  $113,770    $116,173    $104,423     $107,317     $441,683
Net revenues........................   113,602     123,504     107,950      112,185      457,241
Gross profit........................    38,950      47,821      38,839       37,807      163,417
Net income..........................     9,143      10,886       8,851       10,222       39,102
Earnings per share*:(1)
  Basic.............................  $   0.38    $   0.45    $   0.36     $   0.42     $   1.62
  Diluted...........................  $   0.36    $   0.43    $   0.35     $   0.40     $   1.54
Average shares*:
  Basic.............................    23,910      24,154      24,288       24,417       24,194
  Diluted...........................    25,052      25,548      25,483       25,534       25,412

---------------
(1) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period, as such, the sum of the quarters may not necessarily equal the earnings per share amount for the year.

(2) The fourth quarter and 1999 net income includes a $6,000 provision to cover anticipated government settlements, related litigation and legal expenses associated with Cambrex subsidiary Nepera's alleged role in Vitamin B-3 anti-trust violations from 1992 to 1995.

(3) Includes royalty income of $19,298 in net revenues related to a technology license agreement with Mylan Laboratories for use of intellectual property in 1998.

 * Share and per share data reflect adjustments for a two-for-one stock split in the form of a dividend of one new share for each share held, paid in June 25, 1998.

                                    PART III

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11  EXECUTIVE COMPENSATION.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Part III is hereby incorporated by reference to the information set forth under the captions "Principal Stockholders," "Board of Directors," "Election of Directors," and "Executive Compensation" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders, to be held April 27, 2000, which meeting involves the election of directors, which definitive proxy statement is being filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. The following consolidated financial statements of the Company are filed as part of this report:

                                                                PAGE NUMBER
                                                              (IN THIS REPORT)
                                                              ----------------
Report of Independent Accounts..............................         27
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................         28
Consolidated Income Statements for the Years Ended December
  31, 1999, 1998 and 1997...................................         29
Consolidated Statement of Stockholder's Equity for the Years
  Ended December 31, 1999, 1998 and 1997....................         30
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................         31
Notes to Consolidated Financial Statements..................         32
Consolidated Quarterly Financial Data (unaudited) for the
  Years Ended December 31, 1999 and 1998....................         56

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

(a) 3. The exhibits filed in this report are listed in the
  Exhibit Index on page                                              62

     The registrant agrees, upon request of the Securities and Exchange Commission, to file as an exhibit each instrument defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which has not been field for the reason that the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

     (b) Reports on Form 8-K

     The registrant filed no reports on Form 8-K during the last quarter of the year ended December 31, 1999.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Boards of Directors
of Cambrex Corporation:

     Our audits of the consolidated financial statements referred to in our report dated January 21, 2000 (except for the first paragraph of Note 23, as to which the date is February 25, 2000 and the second paragraph of Note 23, as to which the date is March 2, 2000) appearing in the 1999 Annual Report on Form 10-K of Cambrex Corporation and its subsidiaries also included an audit of the financial statement schedule listed in Item 14(a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
January 21, 2000

                                                                     SCHEDULE II

                              CAMBREX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                       COLUMN A      COLUMN B      COLUMN C      COLUMN D     COLUMN E
                                       ---------    ----------    ----------    ----------    --------
                                                           ADDITIONS
                                                    ------------------------
                                        BALANCE     CHARGED TO    CHARGED TO
                                       BEGINNING     COST AND       OTHER                      END OF
CLASSIFICATION                          OF YEAR      EXPENSES      ACCOUNTS     DEDUCTIONS      YEAR
--------------                         ---------    ----------    ----------    ----------    --------
YEAR ENDED DECEMBER 31, 1999:
  Doubtful trade receivables and
     returns and allowances..........   $ 1,550       $ (347)       $   26(3)     $  430      $   799
  Inventory and obsolescence
     provisions......................    17,156        4,486         1,221(2)      4,209       18,654
YEAR ENDED DECEMBER 31, 1998:
  Doubtful trade receivables and
     returns and allowances..........     1,705          257            --           412        1,550
     Inventory and obsolescence
       provisions....................    15,943        6,046            --         4,833       17,156
YEAR ENDED DECEMBER 31, 1997:
  Doubtful trade receivables and
     returns and allowances..........     1,453          818            57(1)        623        1,705
  Inventory and obsolescence
     provisions......................     6,467        2,489         8,225(1)      1,238       15,943

---------------
(1) Reserve of BioWhittaker acquired during 1997.

(2) Reserve of Irotec acquired March 1999.

(3) Reserve of BMA acquired July 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAMBREX CORPORATION

                                       By         /s/ JAMES A. MACK
                                         ---------------------------------------
                                                      James A. Mack
                                           Chairman of the Board of Directors

                              Date: March 17, 2000

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

                     SIGNATURE                                         TITLE                            DATE
                     ---------                                         -----                            ----

                 /s/ JAMES A. MACK                   Chairman of the Board of Directors
---------------------------------------------------
                   James A. Mack

               /s/ DOUGLAS MACMILLAN                 Vice President
---------------------------------------------------  Chief Financial Officer
                 Douglas MacMillan

            /s/ CYRIL C. BALDWIN, JR.*               Director
---------------------------------------------------
               Cyril C. Baldwin, Jr.

            /s/ ROSINA B. DIXON, M.D.*               Director
---------------------------------------------------
               Rosina B. Dixon, M.D.

             /s/ GEORGE J. W. GOODMAN*               Director
---------------------------------------------------
               George J. W. Goodman

                 /s/ ROY W. HALEY*                   Director
---------------------------------------------------
                   Roy W. Haley

         /s/ KATHRYN RUDIE HARRIGAN, PHD*            Director
---------------------------------------------------
            Kathryn Rudie Harrigan, PhD

             /s/ LEON J. HENDRIX, JR.*               Director
---------------------------------------------------
               Leon J. Hendrix, Jr.

                /s/ ILAN KAUFTHAL*                   Director
---------------------------------------------------
                   Ilan Kaufthal

                 /s/ WILLIAM KORB*                   Director
---------------------------------------------------
                   William Korb

                /s/ ROBERT LEBUHN*                   Director
---------------------------------------------------
                   Robert LeBuhn

                /s/ JOHN R. MILLER*                  Director
---------------------------------------------------
                  John R. Miller

               /s/ DEAN P. PHYPERS*                  Director
---------------------------------------------------
                  Dean P. Phypers

               *By /s/ JAMES A. MACK
  ----------------------------------------------
                   James A. Mack
                 Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT
NO.                                 DESCRIPTION
-------                             -----------
 3.1    --  Restated Certificate of Incorporation of
            registrant(A) -- Exhibit 3(a).
 3.2    --  By Laws of registrant.(E) -- Exhibit 4.2.
 4.1    --  Form of Certificate for shares of Common Stock of
            registrant.(A) -- Exhibit 4(a).
 4.2    --  Article Fourth of the Restated Certificate of
            Incorporation.(A) -- Exhibit 4(b).
 4.3    --  Loan Agreement dated September 21, 1994 by and among the registrant, NBD Bank, N.A., United Jersey Bank, National
            Westminster Bank NJ, Wachovia Bank of Georgia, N.A.,
            BHF-Bank, The First National Bank of Boston, Chemical Bank
            New Jersey, N.A., and National City Bank.(K).
 4.4    --  Loan Agreement dated September 16, 1997 by and among the registrant, Chase Manhattan Bank as Administrative Agent and
            The First National Bank of Chicago as Documentation Agent.
            The bank group includes 13 domestic banks and 7
            international banks.(Q)
10.1    --  Purchase Agreement dated July 11, 1986, as amended, between the registrant and ASAG, Inc.(A) -- Exhibit 10(r).
10.2    --  Asset Purchase Agreement dated as of June 5, 1989 between
            Whittaker Corporation and the registrant.(C) -- Exhibit
            10(a).
10.3    --  Asset Purchase Agreement dated as of July 1, 1991 between
            Solvay Animal Health, Inc. and the registrant.(F).
10.4    --  Asset Purchase Agreement dated as of March 31, 1992 between
            Hexcel Corporation and the registrant.(H).
10.5    --  Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB, Akzo Nobel NV and the registrant, for the purchase of Nobel Chemicals AB.(K).
10.6    --  Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB, Akzo Nobel and the registrant, for
            the purchase of Profarmaco Nobel, S.r.l.(K).
10.7    --  Stock purchase agreement dated as of October 3, 1997 between
            BioWhittaker and the registrant.(Q)
10.10   --  1983 Incentive Stock Option Plan, as amended.(B).
10.11   --  1987 Long-term Incentive Plan.(A) -- Exhibit (g).
10.12   --  1987 Stock Option Plan.(B).
10.13   --  1989 Senior Executive Stock Option Plan.(J).
10.14   --  1992 Stock Option Plan.(J).
10.15   --  1993 Senior Executive Stock Option Plan.(J).
10.16   --  1994 Stock Option Plan.(J).
10.17   --  1996 Performance Stock Option Plan.(N).
10.18   --  1998 Performance Stock Option Plan.(R)
10.20   --  Form of Employment Agreement between the registrant and its executive officers named in the Revised Schedule of Parties thereto.(D) -- Exhibit 10.A.
10.21   --  Revised Schedule of Parties to Employment Agreement (exhibit
            10.20 hereto).(M).
10.22   --  Cambrex Corporation Savings Plan.(I).
10.23   --  Cambrex Corporation Supplemental Retirement Plan.(L).
10.24   --  Deferred Compensation Plan of Cambrex Corporation.(L).
10.25   --  Amendment to Deferred Compensation Plan of Cambrex
            Corporation (Exhibit 10.24 hereto).(P).
10.26   --  Cambrex Earnings Improvement Plan.(L).
10.27   --  Consulting Agreement dated December 15, 1994 between the registrant and Arthur I. Mendolia.(L).
10.28   --  Consulting Agreement dated December 15, 1995 between the registrant and Cyril C. Baldwin, Jr.(L).
10.29   --  Consulting Agreement between the registrant and James A.
            Mack.(L).
10.30   --  Additional Retirement Payment Agreement dated December 15,
            1994 between the registrant and Arthur I. Mendolia.(L).
10.31   --  Additional Retirement Payment Agreement dated December 15,
            1994 between the registrant and Cyril C. Baldwin, Jr.(L).
10.32   --  Additional Retirement Payment Agreement between the
            registrant and James A. Mack.(L).

EXHIBIT
NO.                                 DESCRIPTION
-------                             -----------
10.40   --  Registration Rights Agreement dated as of June 6, 1985 between the registrant and the purchasers of its Class D
            Convertible Preferred stock and 9% Convertible Subordinated
            Notes due 1997.(A) -- Exhibit 10(m).
10.41   --  Administrative Consent Order dated September 16, 1985 of the
            New Jersey Department of Environmental Protection to Cosan
            Chemical Corporation.(A) -- Exhibit 10(q).
10.42   --  Registration Rights Agreement dated as of June 5, 1996 between the registrant and American Stock Transfer and Trust
            Company.(O) -- Exhibit 1.
10.50   --  Manufacturing Agreement dated as of July 1, 1991 between the registrant and A.L. Laboratories, Inc.(G).
11      --  Statement re computation of earnings per share. (M).
21      --  Subsidiaries of registrant.(M).
23      --  Consent of PricewaterhouseCoopers LLP to the incorporation by reference of its report herein in Registration Statement
            Nos. 33-22017, 33-21374, 33-37791, 33-81780 and 33-81782 on
            Form S-8 of the registrant.(M).
24      --  Powers of Attorney to sign this report.(M).
27      --  Financial Data Schedule.(M).

---------------

See legend on following page.

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