Form 10-Q
period 2000-03-31
CAMBREX CORP
filed 2000-05-12
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2000

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 for the transition period from ______ to _____
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


                                    Yes X No


      As of May 1, 2000, there were 24,839,672 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                      For The Quarter Ended March 31, 2000

                                Table of Contents


                                                                             Page No.
                                                                             --------
Part I      Financial information

      Item 1. Financial Statements (Unaudited)

              Condensed consolidated balance sheets as of
              March 31, 2000 and December 31, 1999                               2

              Condensed consolidated income statements
              for the three months ended March 31, 2000 and 1999                 3

              Condensed consolidated statements of comprehensive
              income for the three months ended March 31, 2000 and 1999          4

              Condensed consolidated statements of cash flows
              for the three months ended March 31, 2000 and 1999                 5

              Notes to condensed consolidated financial statements          6 - 12

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                13 - 16

Part II Other information

      Item 4. Matters Submitted to a Vote of Securities Holders                 17

      Item 6. Exhibits and Reports on Form 8-K                                  17

Signatures                                                                      18

Exhibit 27 -  Financial Data Schedule                                           19

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                          March 31,      December 31,
                                                           2000             1999
                                                         ---------        ---------
ASSETS
Current assets:
   Cash and cash equivalents .....................       $  44,799        $  39,796
   Trade receivables, net ........................          79,401           72,227
   Inventories, net ..............................          95,860           92,439
   Deferred tax assets ...........................          16,422           16,422
   Prepaid expenses and other current assets .....          16,317           14,403
                                                         ---------        ---------
     Total current assets ........................         252,799          235,287

Property, plant and equipment, net ...............         290,416          280,163
Intangible assets, net ...........................         145,852          149,307
Other assets .....................................           9,458            8,890
                                                         ---------        ---------

     Total assets ................................       $ 698,525        $ 673,647
                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities ......       $  70,559        $  57,567
   Income taxes payable ..........................           9,304           11,276
   Short-term debt and current portion of
     Long-term debt ..............................           3,273            3,279
                                                         ---------        ---------
Total current liabilities ........................          83,136           72,122

Long-term debt ...................................         223,220          225,922
Deferred tax liabilities .........................          59,457           55,172
Other noncurrent liabilities .....................          28,136           25,066
                                                         ---------        ---------

     Total liabilities ...........................         393,949          378,282
                                                         ---------        ---------

Stockholders' equity:
   Common stock, $.10 par value; issued 26,881,695
       and 26,719,924 shares at respective dates .           2,682            2,667
   Additional paid-in capital ....................         168,339          166,288
   Retained earnings .............................         179,245          167,655
   Treasury stock, at cost 2,100,690
      shares at respective dates .................         (10,172)         (10,172)
   Accumulated other comprehensive loss ..........         (35,518)         (31,073)
                                                         ---------        ---------

     Total stockholders' equity ..................         304,576          295,365
                                                         ---------        ---------

     Total liabilities and stockholders' equity ..       $ 698,525        $ 673,647
                                                         =========        =========




See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)


                                                                          Three months ended
                                                                                March 31,
                                                                         ---------------------
                                                                         2000             1999
                                                                         ----             ----
Gross sales ....................................................       $ 128,986        $ 117,519
   Commissions, freight and allowances .........................           2,310            1,217
                                                                       ---------        ---------
Net sales ......................................................         126,676          116,302
   Other revenues ..............................................             702            1,097
                                                                       ---------        ---------
Net revenues ...................................................         127,378          117,399

Cost of goods sold .............................................          81,229           76,896
                                                                       ---------        ---------

Gross Profit ...................................................          46,149           40,503

Operating expenses:
   Selling, general and administrative .........................          20,977           19,480
   Research and development ....................................           3,731            3,609
                                                                       ---------        ---------
     Total operating expenses ..................................          24,708           23,089

Operating profit ...............................................          21,441           17,414

Other expenses:
   Interest expense, net .......................................           3,089            2,177
   Other expense, net ..........................................            (161)              43
                                                                       ---------        ---------

Income before income taxes .....................................          18,513           15,194

   Provision for income taxes ..................................           6,201            5,014
                                                                       ---------        ---------

Net income .....................................................       $  12,312        $  10,180
                                                                       =========        =========

Weighted average shares outstanding:
   Basic .......................................................          24,706           24,533
   Effect of dilutive stock options ............................           1,146              851
                                                                       ---------        ---------
   Diluted .....................................................          25,852           25,384
Earnings per share of common stock and common stock equivalents:
   Basic .......................................................       $    0.50        $    0.41
                                                                       =========        =========
   Diluted .....................................................       $    0.48        $    0.40
                                                                       =========        =========

Cash dividends paid per share ..................................       $    0.03        $    0.03
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)
                                 (in thousands)


                                                         Three months ended
                                                              March 31,
                                                         --------------------
                                                         2000            1999
                                                         ----            ----
Net income .....................................       $ 12,312        $ 10,180

Other comprehensive loss
   Foreign currency translation adjustments*  ..         (4,445)         (8,872)
                                                       --------        --------
Comprehensive income ...........................       $  7,867        $  1,308
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                                                        Three months ended
                                                                                                              March 31,
                                                                                                   -------------------------------
                                                                                                   2000                      1999
                                                                                                   ----                      ----
Cash flows from operating activities:
   Net income ..................................................................                 $ 12,312                  $ 10,180
   Depreciation and amortization ...............................................                   12,138                    10,324
   Deferred income tax provision ...............................................                     (252)                      944
   Changes in assets and liabilities (net of assets and liabilities acquired):
       Receivables, net ........................................................                   (8,602)                   (9,599)
       Inventories .............................................................                   (1,470)                    1,988
        Prepaid expenses and other current assets ..............................                      (72)                   (1,260)
        Accounts payable and accrued liabilities ...............................                   11,111                     9,413
        Income taxes payable ...................................................                   (1,462)                     (462)
        Other noncurrent assets and liabilities ................................                      209                 (529)
                                                                                                 --------                  --------
     Net cash provided by operating activities .................................                   23,912                    20,999
                                                                                                 --------                  --------
Cash flows from investing activities:
   Capital expenditures ........................................................                   (8,125)                   (6,230)
   Acquisition of businesses (net of cash acquired) ............................                   (2,608)                  (37,336)
   Other investing activities ..................................................                     (814)                     (745)
                                                                                                 --------                  --------
     Net cash used in investing activities .....................................                  (11,547)                  (44,311)
                                                                                                 --------                  --------
Cash flows from financing activities:
   Dividends ...................................................................                     (738)                     (735)
   Net increase (decrease) in short-term debt ..................................                   (2,217)                    1,145
   Long-term debt activity (including current portion):
     Borrowings ................................................................                    5,300                     5,500
     Repayments ................................................................                   (8,841)                   (6,401)
   Proceeds from the issuance of common stock ..................................                    2,066                       476
   Purchase of treasury stock ..................................................                       --                      (446)
                                                                                                 --------                  --------
     Net cash provided by financing activities .................................                   (4,340)                     (461)
                                                                                                 --------                  --------
Effect of exchange rate changes on cash ........................................                   (3,022)                   (5,302)
                                                                                                 --------                  --------
Net increase/(decrease) in cash and cash equivalents ...........................                    5,003                   (29,075)
Cash and cash equivalents at beginning of period ...............................                   39,796                    48,527
                                                                                                 --------                  --------
Cash and cash equivalents at end of period .....................................                 $ 44,799                  $ 19,452
                                                                                                 ========                  ========
Supplemental disclosure:
   Interest paid (net of capitalized interest) .................................                 $  3,692                  $  2,135
   Income taxes paid ...........................................................                 $  3,460                  $  3,879
   Depreciation expense ........................................................                 $  9,038                  $  8,184



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

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999.

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

(2)  INVENTORIES

     Inventories at March 31, 2000 and December 31, 1999 consist of the following:


                                                     March 31,         December 31,
                                                       2000                1999
                                                       ----                ----
Finished goods .........................             $34,462             $34,509
Work in process ........................              28,717              27,214
Raw materials ..........................              28,334              26,322
Fuel oil and supplies ..................               4,347               4,394
                                                     -------             -------
   Total ...............................             $95,860             $92,439
                                                     =======             =======


(3)   ACQUISITIONS

     On March 2, 2000, the Company completed the acquisition of Conti BPC NV, a manufacturer and supplier of pharmaceutical intermediates and active pharmaceutical ingredients, located in Landen, Belgium. The Company paid approximately $6,200 in cash and assumed debt for the business. The acquisition has been accounted for under the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment when additional information concerning asset and liability valuations is finalized. At the time of the transaction, goodwill was recorded at $910 and will be amortized over 20 years.

     Proforma information is not presented, as the acquired company's results of operations prior to the date of acquisition are not material to the Company.

(4)  LONG-TERM DEBT

     Long-term debt at March 31, 2000 and December 31, 1999 consists of the following:

                                                    March 31,         December 31,
                                                       2000               1999
                                                     --------           --------
     Bank credit facilities ..............           $217,000           $218,500
     Other ...............................              6,682              7,888
                                                     --------           --------
        Subtotal .........................            223,682            226,388
     Less:  current portion ..............                462                466
                                                     --------           --------
        Total ............................           $223,220           $225,922
                                                     ========           ========


   The Company met all the bank covenants for the first three months of 2000.

(5) SEGMENT INFORMATION

     Following is a summary of business segment information for the following dates:

                                                         Three months ended
                                                              March 31,
                                                        -----------------------
                                                        2000               1999
                                                        ----               ----
Gross Sales:
Human Health .............................           $ 61,412           $ 55,645
Biosciences ..............................             25,204             17,619
Animal Health/Agriculture ................             12,159             15,856
Specialty and Fine Chemicals .............             30,211             28,399
                                                     --------           --------
                                                     $128,986           $117,519
                                                     ========           ========
Gross Profit:
Human Health .............................           $ 24,547           $ 21,570
Biosciences ..............................             13,800              9,075
Animal Health/Agriculture ................              1,618              2,890
Specialty and Fine Chemicals .............              6,184              6,968
                                                     --------           --------
                                                     $ 46,149           $ 40,503
                                                     ========           ========
Net Income:
Biosciences ..............................           $  1,780           $    470
Human Health, Animal Health/
 Agriculture & Specialty and
 Fine Chemicals ..........................             10,532              9,710
                                                     --------           --------
                                                     $ 12,312           $ 10,180
                                                     ========           ========
Capital Spending:
Biosciences ..............................           $  1,305           $    484
Human Health, Animal Health/
 Agriculture & Specialty and
 Fine Chemicals ..........................              6,820              5,746
                                                     --------           --------
                                                     $  8,125           $  6,230
                                                     ========           ========
Depreciation:
Biosciences ..............................           $    773           $    593
Human Health, Animal Health/
 Agriculture & Specialty and
 Fine Chemicals ..........................              8,265              7,591
                                                     --------           --------
                                                     $  9,038           $  8,184
                                                     ========           ========
Amortization:
Biosciences ..............................           $  1,566           $  1,137
Human Health, Animal Health/
 Agriculture & Specialty and
 Fine Chemicals ..........................              1,534              1,003
                                                     --------           --------
                                                     $  3,100           $  2,140
                                                     ========           ========

(5)   SEGMENT INFORMATION (CONTINUED)


                                                     March 31,        December 31,
                                                       2000               1999
                                                       ----               ----
Total Assets:
Biosciences ..............................           $189,337           $186,405
Human Health, Animal Health/
 Agriculture & Specialty and
 Fine Chemicals ..........................            509,188            487,242
                                                     --------           --------
                                                     $698,525           $673,647
                                                     ========           ========

(6)  CONTINGENCIES

     The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.

     Environmental

     In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites (Superfund sites). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other noncurrent liabilities, of $6,400 at March 31, 2000, and $3,400 at December 31, 1999, for costs associated with the study and remediation of Superfund sites and current and former Company's operating sites and other potential environmental liabilities for matters that are probable and reasonably estimable. On March 2, 2000, the Company completed the acquisition of Conti BPC NV in Landen, Belgium. In connection with this acquisition, the Company established an accrual of $3,000. This liability has been recorded at its estimated fair value and is subject to adjustment when information concerning this liability is finalized. In addition, in the first quarter 2000 the Company settled certain environmental claims involving the Cosan Chemical Corporation (a subsidiary) with insurance companies for recoveries of $900. This amount was recorded in selling, generally and administrative expenses. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates, could have a material adverse effect on the Company's financial condition, operating results and cash flows when resolved in a future reporting period.

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

(6)  CONTINGENCIES (CONTINUED)

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

     The Company strongly believes that its licensing arrangements with Mylan are in accordance with regulatory requirements and will vigorously defend the FTC's actions and various other lawsuits and class actions. However, the Company and Mylan have terminated the exclusive licenses to the drug master files as of December 31, 1998. In entering these licensing arrangements, the Company elected not to raise the price of its products and had no control or influence over the pricing of the final generic product. Under the terms of the Agreement, Mylan has agreed to indemnify the Company and Profarmaco against damages, losses, costs and expenses arising from any claim, lawsuit or other action.

     On May 14, 1998, the Company's Nepera subsidiary, a manufacturer and seller of niacinamide (Vitamin B-3) received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. The Company understands that the subpoena was issued as part of the Federal Government's ongoing anti-trust investigation into various business practices in the vitamin industry generally. In the forth quarter of 1999, the Company reached a settlement in principle with the government concerning Nepera's alleged role in Vitamin B-3 violations from 1992 to 1995. On May 5, 2000, this government settlement was finalized with Nepera entering into a voluntary plea agreement with the Department of Justice. Under this agreement Nepera will enter a plea of guilty to one count of price fixing and market allocation of Vitamin B3 from 1992 to 1995 in violation of section one of the Sherman Act and pay a fine of $4,000. This agreement is subject to review and approval by the United States District Court for the Northern District of Texas. Nepera has been named as a defendant, along with several other companies, in five civil actions brought on behalf of alleged purchasers of Vitamin B-3. In the fourth quarter of 1999 the Company accrued $6,000 to cover settlement and related litigation and legal expenses. This accrual has been recorded in accounts payable and accrued liabilities. The balance at March 31, 2000 is $5,972.

(6)  CONTINGENCIES (CONTINUED)

While it is not possible to predict with certainty the outcome of the above litigation matters and various other lawsuits, it is the opinion of management that the ultimate resolution of these proceedings should not have a material adverse effect on the Company's results of operations, cash flows and financial position. These matters, if resolved in an unfavorable manner, could have a material effect on the operating results and cash flows when resolved in a future reporting period.

                      CAMBREX CORPORATION AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                    (in thousands, except per-share amounts)


RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 2000 VERSUS FIRST QUARTER 1999

The results for the first quarter of 2000 were above the same period a year ago due to increased sales in the Human Health and Biosciences Segments and the higher gross margin on sales.

The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended March 31, 2000 and 1999.


                                                 Quarter Ended March 31,
                                      ----------------------------------------------
                                             2000                       1999
                                      -------------------         ------------------
                                       $               %           $              %
                                      --               --         --              --
Human Health ..................    $ 61,412           47.6%    $ 55,645           47.3%
Biosciences ...................      25,204           19.6       17,619           15.0
Animal Health/Agriculture .....      12,159            9.4       15,856           13.5
Specialty and Fine Chemicals ..      30,211           23.4       28,399           24.2
                                   --------       --------     --------       --------
      Total gross sales .......    $128,986          100.0%    $117,519          100.0%
                                   ========       ========     ========       ========



The following table shows the gross profit of the Company's four product segments for the first quarter 2000 and 1999.


                                          Gross            Gross          Gross
                                          Sales           Profit $        Profit %
                                          -----           --------        --------
2000
Human Health ....................        $ 61,412        $ 24,547          40.0%
Biosciences .....................          25,204          13,800          54.8
Animal Health/Agriculture .......          12,159           1,618          13.3
Specialty and Fine Chemicals ....          30,211           6,184          20.5
                                         --------        --------        ------
      Total .....................        $128,986        $ 46,149          35.8%
                                         ========        ========        ======



                                          Gross            Gross          Gross
                                          Sales           Profit $        Profit %
                                          -----           --------        --------
1999
Human Health ....................        $ 55,645        $ 21,570          38.8%
Biosciences .....................          17,619           9,075          51.5
Animal Health/Agriculture .......          15,856           2,890          18.2
Specialty and Fine Chemicals ....          28,399           6,968          24.5
                                         --------        --------        ------
      Total .....................        $117,519        $ 40,503          34.5%
                                         ========        ========        ======

Gross sales in the first quarter 2000 increased 9.8% to $128,986 from $117,519 in the first quarter 1999. Sales in the Human Health, Biosciences and Specialized Fine Chemicals Product Segments increased compared to the first quarter 1999 and more than offset the decreases in the Animal
Health/Agricultural segment.

The effect of foreign currency exchange rates on gross sales for the first quarter resulted in a negative impact on sales of $1,656 compared to corresponding period in 1999. Gross sales for 2000 would have been $130,642 using 1999 exchange rates compared to 1999 sales of $117,519.

The foreign currency translation adjustments decreased by $4,445, to a negative ($33,853). This decrease is attributable to exchange rate fluctuations in the Italian Lira, Swedish Krona and Pound Sterling against the U.S. dollar in the first quarter 2000. The exchange rate decreased from 1,932 Lira to the dollar at December 31, 1999 to 2,023 Lira to the dollar at March 31, 2000, a decline of 5%. The Swedish Krona and Pound Sterling declined 1% in the first quarter of 2000.

The Human Health Segment gross sales of $61,412 were $5,767 (10.4%) above the first quarter 1999. Gross sales were above the prior year primarily due to sales generated by our acquisition of Irotec in Ireland in March 1999, as well as increased demand for generic pharmaceuticals used in cardiovascular and central nervous system preparations. Partially offsetting these increases was the reduced sales of gastro-intestinal products in the European markets.

The Bioscience Segment gross sales of $25,204 were $7,585 (43.1%) above the first quarter 1999 primarily due to the acquisition of BioWhittaker Molecular Applications, Inc. (formerly the BioProducts business of FMC Corporation), as well as from increased shipments of cell culture products,

The Animal Health/Agriculture Segment gross sales of $12,159 in the first quarter 2000 were $3,697 (23%) below the first quarter 1999. The first quarter decrease was mainly due to reduced sales of Agricultural Intermediates and Vitamin B-3. The Agricultural Intermediates decreased from the first quarter 1999 primarily due to lower shipments of 2-cyanopyridine. This was due to the timing of a production campaign and the unusually high shipments in the first quarter of 1999. Sales were also adversely affected by the temporary shutdown of the Nepera, Inc. facility for two weeks in February/March 2000 as a result of a New York State Department of Environmental Conservation Summary Abatement order resulting from an odor release. Also, sales to China were lower due to a poor year in cotton production. Sales of Animal Health products (Vitamin B-3) to the feed market were also affected by the plant shutdown at Nepera, Inc.

The Specialty Business Segment gross sales of $30,211 increased $1,812 (6%) above the first quarter 1999 reflecting increased sales of encapsulants, specialty additives used in fuel/oil markets and polymers used in telecommunications and electronics.

Export sales from U.S. businesses of $19,149 in the first quarter 2000 increased 10% from the first quarter 1999. International sales from our European operations totaled $54,637 for the first quarter of 2000 as compared with $48,936 in 1999, an increase of 12%.

The gross profit in the first quarter 2000 was $46,149 compared to $40,503 in 1999. The gross margin percentage increased to 35.8% in the first quarter 2000 from 34.5% in 1999. The gross margin percent for the Animal Health/Agriculture Segment was adversely affected by the temporary shutdown of the Nepera, Inc. facility in February/March 2000. Margins in Specialty and Fine Chemicals were below the first quarter 1999 due to The Humphrey Chemical Company, Inc. shutdown expenses of approximately $600, and one-time startup expenses of approximately $1,000 for the Company's new sebacic acid facility at CasChem, Inc.

Selling, general and administrative expenses as a percentage of gross sales was 16.3% in the first quarter 2000, down from 16.6% in the first quarter 1999. The first quarter 2000 continued to benefit from the consolidation of administrative functions in the Specialty and Fine Chemicals and Animal/Health/Agricultural businesses, as well as a $900 insurance recovery related to previously incurred environmental expenses. Additional expenses were incurred in the first quarter 2000 for the shutdown of the Humphrey Chemical Company, Inc., and for the selling, general and administration expenses incurred at the companies acquired (Irotec in March 1999, BioWhittaker Molecular Applications in July 1999 and Conti in March 2000).

Research and development expenses of $3,731 were 2.9% of gross sales in the first quarter 2000, and represented a 3% increase from 1999. This increase was due to research costs resulting from the acquisition of BioWhittaker Molecular Applications.

The operating profit in the first quarter 2000 was $21,441, an increase of 23% compared to $17,414 in 1999 due to the increased sales and improved gross margin.

Net interest expense of $3,089 in the first quarter 2000 reflected an increase of $912 from 1999 as the result of the additional financing by the Company for the acquisitions of BioWhittaker Molecular Applications, and the increase in the interest rate. The average interest rate was 6.5% in the first quarter 2000 versus 6.0% in 1999.

The provision for income taxes for the first quarter 2000 resulted in an effective rate of 33.5% as compared with 33% in the first quarter 1999. The increase is due to higher taxes in Europe, especially Italy.

The Company's net income for the first quarter 2000 increased 20.9% to $12,312 compared with a net income of $10,180 in the first quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2000, the Company generated cash flows from operations totaling $23,912, an increase of $2,913 over the same period a year ago. This increase in cash flows is due primarily to increased profitability, as well as increase in accounts payable and accrued liabilities.

Capital expenditures were $8,125 in the three months of 2000 as compared to $6,230 in the three months of 1999. Part of the funds were used for upgrading water systems at our Salsbury facility, waste treatment plant at the Nordic Synthesis AB facility, continued construction of a new quality laboratory at the Profarmaco facility, and the new Niacinamide (Vitamin B-3) plant at the Nepera facility.

During the first three months of 1999, the Company paid cash dividends of $0.03 per share.

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by our international operations which are primarily denominated in the U.S. dollar, Swedish Krona and Italian Lira. The Company currently uses foreign currency forward exchange contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The net notional amount of these contracts is $44,849 which the Company estimates to be approximately 67% of the foreign currency exposure during the period covered resulting in a deferred currency loss of ($1,700) at March 31, 2000.

In March 2000, Cambrex acquired Conti for $6,200 in cash and assumed debt.

Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. Investors should be aware of factors that could cause Cambrex actual results to vary materially from those projected in the forward-looking statements. These factors include, but are not limited to, global economic trends; competitive pricing or product development activities; markets, alliances, and geographic expansions developing differently than anticipated; government legislation and/or regulation (particularly on environmental issues); and technology, manufacturing and legal issues.

                           PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF SECURITIES HOLDERS.

1. At the Annual Meeting of Stockholders held on April 27, 2000, Cyril C. Baldwin, Jr., George J. W. Goodman, Kathryn Rudie Harrigan, and Robert LeBuhn were elected to hold office as Directors in Class I of the Company until the 2003 Annual Meeting of Stockholders.

2. In addition, the Stockholders voted for the appointment of PricewaterhouseCoopers LLP as the Company's Independent Accountants for 2000. Of the 20,624,640 shares represented at the meeting, 20,605,472 votes were cast in favor of the appointment of PricewaterhouseCoopers LLP as Auditors, 7,088 were cast against and 12,080 abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) The exhibits filed as part of this report are listed below.

           Exhibit No.              Description
           -----------              -----------
           27                       Financial Data Schedule.


         b) Reports on Form 8-K

           The registrant filed no reports on Form 8-K during the first quarter of the year ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CAMBREX CORPORATION



                                       By    ________________________________

                                             Douglas MacMillan
                                             Vice President
                                             (On behalf of the Registrant and
                                             as the Registrant's Principal
                                             Financial Officer)









Date:    May 12, 2000