Form 10-Q
period 2000-06-30
CAMBREX CORP
filed 2000-08-15
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2000

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   for the transition period from         to
                         Commission file number 1-10638


                               CAMBREX CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              22-2476135
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

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


         As of August 1, 2000, there were 25,089,828 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                       For The Quarter Ended June 30, 2000

                                Table of Contents


                                                                                                    Page No.
                                                                                                    --------
Part I   Financial information

          Item 1.   Financial Statements (Unaudited)

                    Condensed consolidated balance sheets as of
                    June 30, 2000 and December 31, 1999                                                    2

                    Condensed consolidated income statements
                    for the three months and six months ended
                    June 30, 2000 and 1999                                                                 3

                    Condensed consolidated statements of comprehensive
                    income for the three months and six months ended
                    June 30, 2000 and 1999                                                                 4

                    Condensed consolidated statements of cash flows
                    for the six months ended June 30, 2000 and 1999                                        5

                    Notes to condensed consolidated financial statements                              6 - 11

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                    12 - 19

Part II  Other information

         Item 4.    Matters Submitted to a Vote of Securities Holders                                     20

         Item 6.    Exhibits and Reports on Form 8-K                                                      20

Signatures                                                                                                21

Exhibit 27 - Financial Data Schedule                                                                      22

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per-share and share data)

                                                                   June 30,     December 31,
                                                                    2000            1999
                                                                 ---------       ---------
ASSETS                                                           (unaudited)
Current assets:
    Cash and cash equivalents .............................      $  53,113       $  39,796
    Trade receivables, net ................................         77,750          72,227
    Inventories, net ......................................        101,067          92,439
    Deferred tax assets ...................................         16,422          16,422
    Prepaid expenses and other current assets .............         12,485          14,403
                                                                 ---------       ---------
        Total current assets ..............................        260,837         235,287

Property, plant and equipment, net ........................        292,979         280,163
Intangible assets, net ....................................        144,081         149,307
Other assets ..............................................          9,757           8,890
                                                                 ---------       ---------

        Total assets ......................................      $ 707,654       $ 673,647
                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities ..............      $  68,845       $  57,567
    Income taxes payable ..................................          7,212          11,276
    Short-term debt and current portion of
        Long-term debt ....................................          2,491           3,279
                                                                 ---------       ---------
Total current liabilities .................................         78,548          72,122

Long-term debt ............................................        223,996         225,922
Deferred tax liabilities ..................................         59,746          55,172
Other noncurrent liabilities ..............................         28,157          25,066
                                                                 ---------       ---------

        Total liabilities .................................        390,447         378,282
                                                                 ---------       ---------

Stockholders' equity:
    Common stock, $.10 par value; issued 27,077,453 and
        26,719,924 shares at respective dates .............          2,698           2,667
    Additional paid-in capital ............................        170,657         166,288
    Retained earnings .....................................        192,771         167,655
    Treasury stock, at cost; 2,110,140 and 2,100,690
       shares at respective dates .........................        (10,172)        (10,172)
    Accumulated other comprehensive loss ..................        (38,747)        (31,073)
                                                                 ---------       ---------

        Total stockholders' equity ........................        317,207         295,365
                                                                 ---------       ---------

        Total liabilities and stockholders' equity ........      $ 707,654       $ 673,647
                                                                 =========       =========




See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                                              Three months ended              Six months ended
                                                                                   June 30,                       June 30,
                                                                          -------------------------      -------------------------
                                                                             2000            1999           2000            1999
                                                                          ---------       ---------      ---------       ---------
Gross sales ........................................................      $ 127,472       $ 123,642      $ 256,458       $ 241,161
    Commissions, freight and allowances ............................          2,360           2,300          4,670           3,515
                                                                          ---------       ---------      ---------       ---------
Net sales ..........................................................        125,112         121,342        251,788         237,646
    Other revenues .................................................            164           1,312            866           2,408
                                                                          ---------       ---------      ---------       ---------
Net revenues .......................................................        125,276         122,654        252,654         240,054

Cost of goods sold .................................................         76,530          79,795        157,759         156,692
                                                                          ---------       ---------      ---------       ---------

Gross Profit .......................................................         48,746          42,859         94,895          83,362

Operating expenses:
    Selling, general and administrative ............................         20,875          19,817         41,852          39,297
    Research and development .......................................          3,504           3,291          7,235           6,900
                                                                          ---------       ---------      ---------       ---------
      Total operating expenses .....................................         24,379          23,108         49,087          46,197

Operating profit ...................................................         24,367          19,751         45,808          37,165

Other (income) expenses:
    Interest expense, net ..........................................          3,146           2,050          6,022           4,227
    Other (income) expense, net ....................................           (142)            125            (90)            168
                                                                          ---------       ---------      ---------       ---------

Income before income taxes .........................................         21,363          17,576         39,876          32,770

    Provision for income taxes .....................................          7,157           5,650         13,358          10,665
                                                                          ---------       ---------      ---------       ---------

Net income .........................................................      $  14,206       $  11,926      $  26,518       $  22,105
                                                                          =========       =========      =========       =========

Weighted average shares outstanding:
    Basic ..........................................................         24,883          24,564         24,794          24,549
    Effect of dilutive stock options ...............................          1,154             934          1,105             893
                                                                          ---------       ---------      ---------       ---------
    Diluted ........................................................         26,037          25,498         25,899          25,442
Earnings per share of common stock and common stock equivalents:
    Basic ..........................................................      $    0.57       $    0.49      $    1.07       $    0.90
                                                                          =========       =========      =========       =========
    Diluted ........................................................      $    0.55       $    0.47      $    1.02       $    0.87
                                                                          =========       =========      =========       =========


Cash dividends paid per share ......................................      $    0.03       $    0.03      $    0.06       $    0.06
                                                                          =========       =========      =========       =========



See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)
                                 (in thousands)

                                                          Three months ended             Six months ended
                                                               June 30,                      June 30,
                                                       -----------------------       -----------------------
                                                         2000           1999           2000           1999
                                                       --------       --------       --------       --------
Net income ......................................      $ 14,206       $ 11,926       $ 26,518       $ 22,105

Other comprehensive loss
    Foreign currency translation adjustments* ...        (3,229)        (8,120)        (7,674)       (16,992)
                                                       --------       --------       --------       --------

Comprehensive income ............................      $ 10,977       $  3,806       $ 18,844       $  5,113
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                      Six months ended
                                                                          June 30,
                                                                  -----------------------
                                                                    2000           1999
                                                                  --------       --------
Cash flows from operating activities:
    Net income .............................................      $ 26,518       $ 22,105
    Depreciation and amortization ..........................        23,722         20,237
    Deferred income tax provision ..........................           110            269
    Changes in assets and liabilities (net of assets and
      liabilities acquired):
         Receivables, net ..................................        (3,618)       (14,343)
         Inventories .......................................        (7,079)         5,028
         Prepaid expenses and other current assets .........           116         (2,103)
         Accounts payable and accrued liabilities ..........        10,340         16,561
         Income taxes payable ..............................        (3,469)        (3,420)
         Other noncurrent assets and liabilities ...........           561          1,786
                                                                  --------       --------
         Net cash provided by operating activities .........        47,201         46,120
                                                                  --------       --------

Cash flows from investing activities:
    Capital expenditures ...................................       (20,254)       (14,302)
    Acquisition of businesses (net of cash acquired) .......        (2,608)       (37,336)
    Other investing activities .............................          (815)          (528)
                                                                  --------       --------
         Net cash used in investing activities .............       (23,677)       (52,166)
                                                                  --------       --------

Cash flows from financing activities:
    Dividends ..............................................        (1,482)        (1,471)
    Net decrease in short-term debt ........................        (2,841)        (1,693)
    Long-term debt activity (including current portion):
         Borrowings ........................................        28,300          6,000
         Repayments ........................................       (31,067)        (9,554)
    Proceeds from the issuance of common stock .............         4,401            781
    Purchase of treasury stock .............................            --           (446)
                                                                  --------       --------
         Net cash provided by financing activities .........        (2,689)        (6,383)
                                                                  --------       --------

Effect of exchange rate changes on cash ....................        (7,518)       (13,144)
                                                                  --------       --------

Net increase/(decrease) in cash and cash equivalents .......        13,317        (25,573)

Cash and cash equivalents at beginning of period ...........        39,796         48,527
                                                                  --------       --------

Cash and cash equivalents at end of period .................      $ 53,113       $ 22,954
                                                                  ========       ========

Supplemental disclosure:
    Interest paid (net of capitalized interest) ............      $  7,443       $  4,392
    Income taxes paid ......................................      $  6,513       $ 12,373
    Depreciation expense ...................................      $ 18,520       $ 16,012

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

       The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(2)    INVENTORIES

       Inventories at June 30, 2000 and December 31, 1999 consist of the following:

                                                         June 30,     December 31,
                                                           2000           1999
                                                         --------       --------
       Finished goods ............................       $ 39,165       $ 34,509
       Work in process ...........................         29,910         27,214
       Raw materials .............................         27,684         26,322
       Fuel oil and supplies .....................          4,308          4,394
                                                         --------       --------
           Total .................................       $101,067       $ 92,439
                                                         ========       ========

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

(4)    LONG-TERM DEBT

       Long-term debt at June 30, 2000 and December 31, 1999 consists of the following:

                                                          June 30,    December 31,
                                                            2000          1999
                                                          --------      --------
       Bank credit facilities ......................      $218,000      $218,500
       Other .......................................         6,450         7,888
                                                          --------      --------

           Subtotal ................................      $224,450      $226,388
       Less:  current portion ......................           454           466
                                                          --------      --------
           Total ...................................      $223,996      $225,922
                                                          ========      ========

       The Company was in compliance with all bank covenants for the first six months of 2000.

(5)    SEGMENT INFORMATION

       Following is a summary of business segment information for the following dates:

                                                 Three months ended              Six months ended
                                                      June 30,                       June 30,
                                              ------------------------       ------------------------
                                                 2000           1999            2000           1999
                                              ---------      ---------       ---------      ---------
       Gross Sales:
       Human Health ....................      $  60,784      $  59,065       $ 122,196      $ 114,710
       Biosciences .....................         24,423         17,353          49,627         34,972
       Animal Health/Agriculture .......         15,148         15,666          27,307         31,522
       Specialty and Fine Chemicals ....         27,117         31,558          57,328         59,957
                                              ---------      ---------       ---------      ---------
       Total ...........................      $ 127,472      $ 123,642       $ 256,458      $ 241,161
                                              =========      =========       =========      =========

       Gross Profit:
       Human Health ....................      $  25,042      $  23,513       $  49,589      $  45,083
       Biosciences .....................         13,381          8,078          27,181         17,153
       Animal Health/Agriculture .......          2,994          3,514           4,612          6,404
       Specialty and Fine Chemicals ....          7,329          7,754          13,513         14,722
                                              ---------      ---------       ---------      ---------
       Total ...........................      $  48,746      $  42,859       $  94,895      $  83,362
                                              =========      =========       =========      =========

       Net Income:
       Biosciences .....................      $   1,541      $    (209)      $   3,321      $     261
       Human Health, Animal Health/
         Agriculture & Specialty and
         Fine Chemicals ................         12,665         12,135          23,197         21,844
                                              ---------      ---------       ---------      ---------
       Total ...........................      $  14,206      $  11,926       $  26,518      $  22,105
                                              =========      =========       =========      =========

       Capital Spending:
       Biosciences .....................      $   1,310      $     469       $   2,615      $     953
       Human Health, Animal Health/
         Agriculture & Specialty and
         Fine Chemicals ................         10,819          7,603          17,639         13,349
                                              ---------      ---------       ---------      ---------
       Total ...........................      $  12,129      $   8,072       $  20,254      $  14,302
                                              =========      =========       =========      =========

                                                                                   Three months ended          Six months ended
                                                                                        June 30,                   June 30,
                                                                                 ---------------------      ----------------------
                                                                                   2000         1999          2000          1999
                                                                                 -------      --------      --------      --------
       Depreciation:
       Biosciences ........................................................      $ 1,179           245         1,952           838
       Human Health, Animal Health/
         Agriculture & Specialty and
         Fine Chemicals ...................................................        8,303         7,583        16,568        15,174
                                                                                 -------      --------      --------      --------
       Total ..............................................................      $ 9,482      $  7,828      $ 18,520      $ 16,012
                                                                                 =======      ========      ========      ========

       Amortization:
       Biosciences ........................................................      $ 1,342         1,136         2,908         2,273
       Human Health, Animal Health/
         Agriculture & Specialty and
         Fine Chemicals ...................................................          760           949         2,294         1,952
                                                                                 -------      --------      --------      --------
       Total ..............................................................      $ 2,102      $  2,085      $  5,202      $  4,225
                                                                                 =======      ========      ========      ========

                                                                                                            June 30,    December 31,
                                                                                                              2000          1999
                                                                                                            --------      --------
       Total Assets:
       Biosciences ........................................................                                 $188,974      $186,405
       Human Health, Animal Health/
         Agriculture & Specialty and
         Fine Chemicals ...................................................                                  518,680       487,242
                                                                                                            --------      --------
       Total ..............................................................                                 $707,654      $673,647
                                                                                                            ========      ========




(6)    CONTINGENCIES

       The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.

       Environmental

         In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites (Superfund sites). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other noncurrent liabilities, of $6,300 at June 30, 2000, and $3,400 at December 31, 1999, for costs associated with the study and remediation of Superfund sites and current and former Company's operating sites and other potential environmental liabilities for matters that are probable and reasonably estimable. On March 2, 2000, the Company completed the acquisition of Conti BPC NV in Landen, Belgium. In connection with this acquisition, the Company established an accrual of $3,000, which is included in the $6,300 annual above. This liability has been recorded at its estimated fair value and is subject to adjustment when information concerning this liability is finalized. In addition, in the first quarter 2000, the Company settled certain environmental claims involving the Cosan Chemical Corporation (a subsidiary) with insurance companies for recoveries of $900. This amount was recorded in selling, general and administrative expenses. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates, could have a material adverse effect on the Company's financial condition, operating results and cash flows when resolved in a future reporting period.

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

       A lawsuit making similar allegations against the Company and Profarmaco, and seeking injunctive relief and treble damages, has been filed by the Attorneys General of several states and the District of Columbia in the United States District Court for the District of Columbia on behalf of those states and persons in those states who were purchasers of the generic pharmaceuticals. The Company and Profarmaco have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of lorazepam and clorazepate in generic form, making allegations essentially similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

       The Company strongly believes that its licensing arrangements with Mylan are in accordance with regulatory requirements and will vigorously defend the FTC's actions and various other lawsuits and class actions. However, the Company and Mylan have terminated the exclusive licenses to the drug master files as of December 31, 1998. In entering these licensing arrangements, the Company elected not to raise the price of its products and had no control or influence over the pricing of the final generic product. On July 12, 2000 Mylan reached agreement in principle for itself and on behalf of the Company, Profarmaco and Gyma, with the FTC, the Attorneys General of the various states and most class action litigants. Final settlement agreements are being negotiated with the FTC, States' Attorneys General and the lawyers representing private plaintiffs. Some private litigation will continue. Under the terms of the Agreement, Mylan has agreed to indemnify the Company and Profarmaco against damages, losses, costs and expenses arising from any claim, lawsuit or other action.

       On May 14, 1998, the Company's Nepera subsidiary, a manufacturer and seller of niacinamide (Vitamin B-3) received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. The Company understands that the subpoena was issued as part of the Federal Government's ongoing anti-trust investigation into various business practices in the vitamin industry generally. In the forth quarter of 1999, the Company reached a settlement in principle with the government concerning Nepera's alleged role in Vitamin B-3 violations from 1992 to 1995. On May 5, 2000, this government settlement was finalized with Nepera entering into a voluntary plea agreement with the Department of Justice. Under this agreement on August 4, 2000 Nepera entered a plea of guilty to one count of price fixing and market allocation of Vitamin B3 from 1992 to 1995 in violation of section one of the Sherman Act and agreed to pay a fine of $4,000. This agreement is subject to review and approval by the United States District Court for the Northern District of Texas. Nepera has been named as a defendant, along with several other companies, in a number of civil actions brought on behalf of alleged purchasers of Vitamin B-3. In the fourth quarter of 1999 the Company accrued $6,000 to cover settlement and related litigation and legal expenses. This accrual has been recorded in accounts payable and accrued liabilities. The balance at June 30, 2000 is $5,833.

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

(7)    IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 was originally effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS
137). SFAS 137 defers the effective date of SFAS 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" (SFAS 138). SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities." The Company is evaluating the impact that the adoption of these pronouncements will have on its earnings, comprehensive income and financial position.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No 101 ("SAB 101") which provides guidelines in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, the SEC has issued related guidance, which has extended the implementation date of SAB 101 until the fourth quarter of 2000. The Company does not expect this statement to have a material impact on its financial statements.


(8)    SUBSEQUENT EVENTS

       On July 24, 2000, Cambrex announced the purchase of LumiTech Limited, located in Nottingham, U.K. for $4.3 million at closing, with additional future performance based payments of up to $16 million over the next five years. LumiTech provides products and services used in the high throughput screening market for drug discovery.

                      CAMBREX CORPORATION AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                    (in thousands, except per-share amounts)

RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER 2000 VERSUS SECOND QUARTER 1999

The results for the second quarter of 2000 improved upon the same period a year ago due to increased sales in the Human Health and Biosciences Segments and the higher gross margin on sales.

The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended June 30, 2000 and 1999.

                                                     Quarter Ended June 30,
                                      ---------------------------------------------------
                                               2000                         1999
                                      ----------------------       ----------------------
                                          $             %              $             %
                                      --------      --------       --------      --------
Human Health ...................      $ 60,784          47.7%      $ 59,065          47.8%
Biosciences ....................        24,423          19.2         17,353          14.0
Animal Health/Agriculture ......        15,148          11.9         15,666          12.7
Specialty and Fine Chemicals ...        27,117          21.2         31,558          25.5
                                      --------      --------       --------      --------
      Total gross sales ........      $127,472         100.0%      $123,642         100.0%
                                      ========      ========       ========      ========

The following table shows the gross profit of the Company's four product segments for the second quarter 2000 and 1999.

                                                 Gross        Gross         Gross
                                                 Sales       Profit $      Profit %
                                               --------      --------      --------
2000
Human Health ............................      $ 60,784      $ 25,042          41.2%
Biosciences .............................        24,423        13,381          54.8
Animal Health/Agriculture ...............        15,148         2,994          19.8
Specialty and Fine Chemicals ............        27,117         7,329          27.0
                                               --------      --------      --------
      Total .............................      $127,472      $ 48,746          38.2%
                                               ========      ========      ========

                                                 Gross        Gross         Gross
                                                 Sales       Profit $      Profit %
                                               --------      --------      --------
1999
Human Health ............................      $ 59,065      $ 23,513          39.8%
Biosciences .............................        17,353         8,078          46.6
Animal Health/Agriculture ...............        15,666         3,514          22.4
Specialty and Fine Chemicals ............        31,558         7,754          24.6
                                               --------      --------      --------
      Total .............................      $123,642      $ 42,859          34.7%
                                               ========      ========      ========

Gross sales in the second quarter 2000 increased 3.1% to $127,472 from $123,642 in the second quarter 1999. Sales in the Human Health and Biosciences Segments increased compared to the first quarter 2000 and more than offset the decreases in the Animal Health/Agricultural and Specialty and Fine Chemicals Segments.

The Human Health Segment gross sales of $60,784 were $1,719 (2.9%) above the second quarter 1999. Gross sales were above the prior year primarily due to sales generated by Conti, which was acquired in March 2000, as well as increased demand for pharmaceuticals used in cardiovascular and central nervous system products. Partially offsetting these increases were the impact of currency and reduced sales of gastro-intestinal products in the European markets primarily as the result of temporary customer overstock positions. In addition, the company eliminated certain lower margin products in x-ray contrast media which were under pricing pressure.

The Biosciences Segment gross sales of $24,423 were $7,070 (40.7%) above the second quarter 1999 primarily due to the acquisition of BioWhittaker Molecular Applications, Inc. (formerly the BioProducts business of FMC Corporation), as well as from increased shipments of cell culture products. Media and serum sales were impacted by the lack of available raw materials.

The Animal Health/Agriculture Segment gross sales of $15,148 in the second quarter 2000 were $518 (3.3%) below the second quarter 1999. The second quarter decrease was mainly due to reduced sales of Agricultural Intermediates due to lower shipments of 2-cyanopyridine and pyridine derivatives. Sales of 2-cyanopyridine are expected to be up for all of 2000, but were lower in the second quarter due to the timing of customer orders. Pyridine derivative products were lower due to reduced shipments to a major customer. Animal Health products were above the second quarter 1999 due to increased shipments of poultry feed additive.

The Specialty and Fine Chemicals Segment gross sales of $27,117 decreased $4,441 (14.1%) from the second quarter 1999 reflecting decreased sales of encapsulants used in the telecommunications industry as a result of customer consolidation, specialty additives used in polycarbonate resins, and reduction of low margin castor oil products sold to the commodity market. The sales shortfall of the specialty additives used in polycarbonate resins was due to the timing of a production campaign.

Export sales from U.S. businesses of $15,691 in the second quarter 2000 increased 11% from $14,085 in the second quarter 1999. International sales from our European operations totaled $57,328 for the second quarter of 2000 as compared with $50,288 in 1999, an increase of 14%.

The gross profit in the second quarter 2000 was $48,746 compared to $42,859 in 1999. The gross margin percentage increased to 38.2% in the second quarter 2000 from 34.7% in 1999. Gross margins improved in all segments except Animal Health / Agriculture. The margin for Human Health and Specialty and Fine Chemicals were ahead of the second quarter 1999 due to the elimination of low margin products and improved mix of products sold. The Biosciences Segment gross margin of 54.8% improved due to operating efficiencies and the effect of the acquisition of BioWhittaker Molecular Applications. The gross margin percent for the Animal Health/Agriculture Segment was adversely affected by increased raw material prices.

Selling, general and administrative expenses as a percentage of gross sales were 16.3% in the second quarter 2000, up from 16.1% in the second quarter 1999. The second quarter 2000 expenses included the added administration costs of the acquisitions of BioWhittaker Molecular Applications in July 1999 and Conti in March 2000.

Research and development expenses of $3,504 were 2.8% of gross sales in the second quarter 2000, and represented a 6.5% increase from 1999. This increase was primarily due to research costs resulting from the acquisition of BioWhittaker Molecular Applications.

The operating profit in the second quarter 2000 was $24,367, an increase of 23.4% compared to $19,751 in 1999 due to the increased sales volume and improved gross margin.

Net interest expense of $3,146 in the second quarter 2000 reflected an increase of $1,096 from 1999 as a result of the additional financing by the Company for the acquisitions of BioWhittaker Molecular Applications and Conti and the increase in the interest rate. The average interest rate was 7.0% in the second quarter 2000 versus 5.8% in 1999.

The provision for income taxes for the second quarter 2000 resulted in an effective rate of 33.5% as compared with 32.1% in the second quarter 1999. The increase is due to a larger percentage of European earnings, which are taxed at a higher rate.

The Company's net income for the second quarter 2000 increased 19.1% to $14,206 compared with a net income of $11,926 in the second quarter 1999.

COMPARISON OF FIRST SIX MONTHS OF 2000 VERSUS FIRST SIX MONTHS OF 1999

Results in the first half of 2000 were above the comparable 1999 period due to the increase in sales in the Human Health and Biosciences Segments, and the higher gross margin on sales.

The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the first half 2000 and 1999.

                                                    Six Months Ended June 30
                                      ---------------------------------------------------
                                               2000                         1999
                                      ----------------------       ----------------------
                                          $             %              $             %
                                      --------      --------       --------      --------
Human Health ...................      $122,196          47.6%      $114,710          47.6%
Biosciences ....................        49,627          19.4         34,972          14.5
Animal Health/Agriculture ......        27,307          10.6         31,522          13.1
Specialty and Fine Chemicals ...        57,328          22.4         59,957          24.8
                                      --------      --------       --------      --------
      Total gross sales ........      $256,458         100.0%      $241,161         100.0%
                                      ========      ========       ========      ========

The following table shows the gross profit of the Company's four product segments for the six months 2000 and 1999.

                                             Gross        Gross         Gross
                                             Sales       Profit $      Profit %
                                           --------      --------      --------
2000
Human Health ........................      $122,196      $ 49,589          40.6%
Biosciences .........................        49,627        27,181          54.8
Animal Health/Agriculture ...........        27,307         4,612          16.9
Specialty and Fine Chemicals ........        57,328        13,513          23.6
                                           --------      --------      --------
      Total .........................      $256,458      $ 94,895          37.0%
                                           ========      ========      ========

                                             Gross        Gross         Gross
                                             Sales       Profit $      Profit %
                                           --------      --------      --------
1999
Human Health ........................      $114,710      $ 45,083          39.3%
Biosciences .........................        34,972        17,153          49.0
Animal Health/Agriculture ...........        31,522         6,404          20.3
Specialty and Fine Chemical .........        59,957        14,722          24.6
                                           --------      --------      --------
      Total .........................      $241,161      $ 83,362          34.6%
                                           ========      ========      ========

Gross sales in the first half 2000 increased 6.3% to $256,458 from $241,161 in the first half 1999. Sales in the Human Health and Biosciences segments increased compared to the first half 1999 and more than offset the decreases in the Animal Health/Agriculture and Specialty and Fine Chemicals Segments.

The Human Health Segment gross sales of $122,196 were $7,486 (6.5%) above the first half of 1999 due primarily to pharmaceuticals used in cardiovascular and central nervous system preparations, new products, and sales generated by the acquisitions of Irotec in Ireland in March 1999 and Conti in Belgium in March 2000. These increases were partially offset by reduced sales of gastro-intestinal products in the European markets. The Company also eliminated certain lower margin x-ray products which were under price pressure.

The Biosciences Segment gross sales of $49,627 were $14,655 (41.9%) above the first half of 1999 primarily due to the acquisition of BioWhittaker Molecular Applications, Inc. (formerly the BioProducts business of FMC Corporation), as well as increased shipments of cell culture products. Media and serum sales were impacted by the lack of available raw materials.

The Animal Health/Agriculture Segment gross sales of $27,307 were $4,215 (13.4%) below the first half of 1999. This decrease was mainly due to reduced sales of agricultural intermediates; primarily 2-Cyanopyridine and pyridine derivatives. Animal Health products were above the first half of 1999 due to increased shipments of a poultry feed additive.

The Specialty and Fine Chemicals Segment gross sales of $57,328 were $2,629 (4.4%) below the first half of 1999 due to lower specialty additives used in polycarbonate resins, castor oil based products sold to the commodity markets, and encapsulants used in telecommunications.

Export sales from U.S. businesses of $31,434 in the first half of 1999 increased to $34,840 in 2000. International sales from our European operations totaled $104,165 for the first six months of 2000 compared to $99,224 in 1999.

Total gross profit of $94,895 was $11,533 (13.8%) higher than 1999 due to the improved gross margin on the Human Health Segment sales and to Biosciences Segments' operating efficiencies and the positive effect of the acquisition of BioWhittaker Molecular Applications. The gross margin for the first half of 2000 was 37.0% versus 34.6% in 1999.

Selling, general and administrative expenses as a percentage of gross sales were 16.3% in the first half of 2000, the same level as 1999. Administration costs increased due to the acquisitions of BioWhittaker Molecular Applications in July 1999, Conti in March 2000 and Irotec in March 1999, and the shutdown of The Humphrey Chemical Company, Inc. These increases were partially offset by the continued benefit from the consolidation of administrative functions in the Specialty and Fine Chemicals, and Animal Health/Agriculture businesses, as well as a first quarter 2000 insurance recovery of $900 related to previously incurred environmental expenses.

Research and development expenses of $7,235 were 2.8% of gross sales in the first half of 2000, and represented a 4.9% increase from 1999, primarily due to the acquisition of BioWhittaker Molecular Applications.

The operating profit in the first half of 2000 was $45,808, an increase of 23.3% compared to 1999. This increase is due to increased sales and improved gross margin.

Net interest expense of $6,022 in the first half of 2000 reflected an increase of $1,795 from 1999 as a result of the additional financing for the acquisitions and increased interest rates. The average interest rate was 6.7% in the first half of 2000 versus 5.9% in 1999. The provision for income taxes for the first half of 2000 resulted in an effective rate of 33.5% as compared with 32.5% in the first half of 1999.

The Company's net income for the first half of 2000 increased 20% to $26,518 compared with a net income of $22,105 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2000, the Company generated cash flows from operations totaling $47,201, an increase of $1,081 over the same period a year ago. This increase in cash flows is due primarily to increased profitability, as well as a decrease in receivables.

Capital expenditures were $20,254 in the six months of 2000 as compared to $14,302 in the six months of 1999. Part of the funds were used for the purchase of the land occupied by the Seal Sands facility in Middlesbrough, England and a new product facility and waste treatment plant at the Nordic Synthesis AB facility in Sweden.

During the first six months of 2000, the Company paid cash dividends of $0.06 per share, equal to last year.

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by our international operations which are primarily denominated in the U.S. dollar, Swedish Krona and Italian Lira. The Company currently uses foreign currency forward exchange contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The net notional amount of these contracts is $53,347 which the Company estimates to be approximately 71% of the foreign currency exposure during the period covered resulting in a deferred currency loss of ($1,237) at June 30, 2000.

In March 2000, Cambrex acquired Conti BPC NV, a manufacturer and supplier of pharmaceutical intermediates and active pharmaceutical ingredients located in Landen, Belgium, for $6,200 in cash and assumed debt.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 was originally effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS
137). SFAS 137 defers the effective date of SFAS 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" (SFAS 138). SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. The Company is evaluating the impact that the adoption of these pronouncements will have on its earnings, comprehensive income and financial position.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No 101 ("SAB 101") which provides guidelines in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, the SEC has issued related guidance, which has extended the implementation date of SAB 101 until the fourth quarter of 2000. The Company does not expect this statement to have a material impact on its financial statements.

                           PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 4.    MATTERS SUBMITTED TO A VOTE OF SECURITIES HOLDERS.

         Refer to Form 10-Q for the quarterly period ended March 31, 2000

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a) The exhibits filed as part of this report are listed below.

                Exhibit No.                          Description
                -----------                          -----------
                27                                   Financial Data Schedule.

           b) Reports on Form 8-K

              The registrant filed no reports on Form 8-K during the six months ended June 30, 2000.

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




Date:   August 14, 2000