Form 10-Q
period 2000-09-30
CAMBREX CORP
filed 2000-11-14
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2000

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from          to
                                              ---------    ---------
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

         As of November 1, 2000, there were 25,186,179 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                    For The Quarter Ended September 30, 2000

                                Table of Contents


                                                                              Page No.
                                                                              --------
Part I   Financial information

          Item 1.Financial Statements (Unaudited)

                 Condensed consolidated balance sheets as of
                 September 30, 2000 and December 31, 1999                           2

                 Condensed consolidated income statements
                 for the three months and nine months ended
                 September 30, 2000 and 1999                                        3

                 Condensed consolidated statements of comprehensive
                 income (loss) for the three months and nine months ended
                 September 30, 2000 and 1999                                        4

                 Condensed consolidated statements of cash flows
                 for the nine months ended September 30, 2000 and 1999              5

                 Notes to condensed consolidated financial statements          6 - 12

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                13 - 19

Part II  Other information

         Item 4. Matters Submitted to a Vote of Securities Holders                 20

         Item 6. Exhibits and Reports on Form 8-K                                  20

Signatures                                                                         21

Exhibit 27 - Financial Data Schedule                                               22

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                            September 30,     December 31,
                                                                2000             1999
                                                              ---------        ---------
ASSETS
Current assets:
    Cash and cash equivalents .........................       $  65,472        $  39,796
    Trade receivables, net ............................          71,099           72,227
    Inventories, net ..................................         100,563           92,439
    Deferred tax assets ...............................          16,422           16,422
    Prepaid expenses and other current assets .........          14,612           14,403
                                                              ---------        ---------
        Total current assets ..........................         268,168          235,287

Property, plant and equipment, net ....................         283,146          280,163
Intangible assets, net ................................         144,577          149,307
Other assets ..........................................           9,754            8,890
                                                              ---------        ---------

        Total assets ..................................       $ 705,645        $ 673,647
                                                              =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities ..........       $  59,824        $  57,567
    Income taxes payable ..............................          17,030           11,276
    Short-term debt and current portion of
        Long-term debt ................................           1,238            3,279
                                                              ---------        ---------
Total current liabilities .............................          78,092           72,122

Long-term debt ........................................         224,951          225,922
Deferred tax liabilities ..............................          59,460           55,172
Other noncurrent liabilities ..........................          24,277           25,066
                                                              ---------        ---------

        Total liabilities .............................         386,780          378,282
                                                              ---------        ---------

Stockholders' equity:
    Common stock, $.10 par value; issued 27,334,045 and
        26,719,924 shares at respective dates .........           2,762            2,667
    Additional paid-in capital ........................         175,128          166,288
    Retained earnings .................................         203,189          167,655
    Treasury stock, at cost 2,140,979 and 2,100,690
       shares at respective dates .....................         (11,959)         (10,172)
    Accumulated other comprehensive loss ..............         (50,255)         (31,073)
                                                              ---------        ---------

        Total stockholders' equity ....................         318,865          295,365
                                                              ---------        ---------

        Total liabilities and stockholders' equity ....       $ 705,645        $ 673,647
                                                              =========        =========



See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                 Three months ended                Nine months ended
                                                    September 30,                    September 30,
                                              --------------------------       --------------------------
                                                2000             1999            2000             1999
                                              ---------        ---------       ---------        ---------

Gross sales ...........................       $ 115,742        $ 118,602       $ 372,200        $ 359,763
    Commissions & freight .............           2,041            1,709           6,711            5,224
                                              ---------        ---------       ---------        ---------
Net sales .............................         113,701          116,893         365,489          354,539
    Other revenues ....................             374              557           1,240            2,965
                                              ---------        ---------       ---------        ---------

NET REVENUES ..........................         114,075          117,450         366,729          357,504

Cost of goods sold ....................          72,707           78,216         230,466          234,908
                                              ---------        ---------       ---------        ---------

GROSS PROFIT ..........................          41,368           39,234         136,263          122,596

Operating expenses:
    Selling, general and administrative          18,801           18,301          60,652           57,598
    Research and development ..........           3,405            3,842          10,641           10,742
                                              ---------        ---------       ---------        ---------
      Total operating expenses ........          22,206           22,143          71,293           68,340

OPERATING PROFIT ......................          19,162           17,091          64,970           54,256

Other (income) expenses:
    Interest expense, net .............           3,229            2,678           9,251            6,904
    Other (income)/expense, net .......             (55)             189            (145)             358
                                              ---------        ---------       ---------        ---------

Income before income taxes ............          15,988           14,224          55,864           46,994

    Provision for income taxes ........           4,737            4,551          18,095           15,216
                                              ---------        ---------       ---------        ---------

NET INCOME ............................       $  11,251        $   9,673       $  37,769        $  31,778
                                              =========        =========       =========        =========

Weighted average shares outstanding:
    Basic .............................          25,082           24,583          24,891           24,560
    Effect of dilutive stock options ..           1,134            1,071           1,128              962
                                              ---------        ---------       ---------        ---------
    Diluted ...........................          26,216           25,654          26,019           25,522
Earnings per share of common stock and
 common stock equivalents:
    Basic .............................       $    0.45        $    0.39       $    1.52        $    1.29
                                              =========        =========       =========        =========
    Diluted ...........................       $    0.43        $    0.38       $    1.45        $    1.25
                                              =========        =========       =========        =========

Cash dividends paid per share .........       $    0.03        $    0.03       $    0.09        $    0.09
                                              =========        =========       =========        =========


See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)
                                 (in thousands)

                                                       Three months ended             Nine months ended
                                                          September 30,                  September 30,
                                                    ------------------------       ------------------------
                                                      2000            1999           2000            1999
                                                    --------        --------       --------        --------

Net income ..................................       $ 11,251        $  9,673       $ 37,769        $ 31,778

Other comprehensive (loss) income
    Foreign currency translation adjustments*        (11,508)          6,589        (19,182)        (10,313)
                                                    --------        --------       --------        --------

Comprehensive (loss) income .................           (257)       $ 16,262       $ 18,587        $ 21,465
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                   Nine months ended
                                                                     September 30,
                                                               --------------------------
                                                                 2000             1999
                                                               ---------        ---------
Cash flows from operating activities:
    Net income .........................................       $  37,769        $  31,778
    Depreciation and amortization ......................          35,715           31,910
    Deferred income tax provision ......................             232              296
    Changes in assets and liabilities (net of assets and
      liabilities acquired):
        Receivables, net ...............................             953           (8,654)
        Inventories ....................................          (9,104)           6,783
        Prepaid expenses and other current assets .....           (2,320)          (1,109)
        Accounts payable and accrued liabilities ......            8,130            9,044
        Income taxes payable ..........................            7,658           (2,077)
        Other noncurrent assets and liabilities .......              657           (4,367)
                                                               ---------        ---------
        Net cash provided by operating activities ......          79,690           63,604
                                                               ---------        ---------

Cash flows from investing activities:
    Capital expenditures ...............................         (31,836)         (25,617)
    Acquisition of businesses (net of cash acquired) ...          (8,303)         (75,338)
    Other investing activities .........................              --             (170)
                                                               ---------        ---------
        Net cash used in investing activities ..........         (40,139)        (101,125)
                                                               ---------        ---------

Cash flows from financing activities:
    Dividends ..........................................          (2,235)          (2,208)
    Net decrease in short-term debt ....................          (3,906)          (1,496)
    Long-term debt activity (including current portion):
        Borrowings .....................................          37,801           44,500
        Repayments .....................................         (39,126)         (14,363)
    Proceeds from the issuance of common stock .........           7,931            1,958
    Purchase of treasury stock .........................            (788)            (446)
                                                               ---------        ---------
        Net cash (used) provided by financing activities            (323)          27,945
                                                               ---------        ---------

Effect of exchange rate changes on cash ................         (13,552)          (8,192)
                                                               ---------        ---------

Net increase (decrease) in cash and cash equivalents ...          25,676          (17,768)

Cash and cash equivalents at beginning of period .......          39,796           48,527
                                                               ---------        ---------

Cash and cash equivalents at end of period .............       $  65,472        $  30,759
                                                               =========        =========

Supplemental disclosure:
    Interest paid (net of capitalized interest) ........       $  11,072        $   7,581
    Income taxes paid ..................................       $   6,625        $  13,424
    Depreciation expense ...............................       $  28,276        $  25,206


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

       The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(2)    INVENTORIES

       Inventories at September 30, 2000 and December 31, 1999 consist of the following:

                                              September 30,      December 31,
                                                  2000               1999
                                                --------           --------
       Finished goods ...............           $ 37,453           $ 34,509
       Work in process ..............             31,341             27,214
       Raw materials ................             27,552             26,322
       Fuel oil and supplies ........              4,217              4,394
                                                --------           --------
           Total ....................           $100,563           $ 92,439
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

       On July 24, 2000, the Company completed the acquisition of Lumitech, Limited, an emerging company based in Nottingham, United Kingdom, which provides products and services used in the high throughput screening market for drug discovery. The Company paid approximately $4,700 in cash at closing, the majority of which was recorded as patents and other intangibles, with additional future performance-based payments of up to $16,000 due over the next five years. The acquired patents and other intangibles will be amortized over 15-20 years.

       These acquisitions have been accounted for under the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment when additional information concerning asset and liability valuations is finalized. Proforma information is not presented, as the acquired companies' results of operations prior to the date of acquisition are not material to the Company.

(4)    LONG-TERM DEBT

       Long-term debt at September 30, 2000 and December 31, 1999 consists of the following:

                                             September 30,     December 31,
                                                 2000              1999
                                               --------          --------
       Bank credit facilities .......          $219,500          $218,500
       Other ........................             5,902             7,888
                                               --------          --------

           Subtotal .................           225,402           226,388
       Less: current portion ........               451               466
                                               --------          --------
           Total ....................          $224,951          $225,922
                                               ========          ========

       The Company met all the bank covenants for the first nine months of 2000.

(5)    SEGMENT INFORMATION

       Following is a summary of business segment information for the following dates:

                                             Three months ended             Nine months ended
                                                September 30,                 September 30,
                                           -----------------------       -----------------------
                                             2000           1999           2000           1999
                                           --------       --------       --------       --------
       Gross Sales:
       Human Health ................       $ 55,257       $ 55,851       $177,453       $170,561
       Biosciences .................         23,679         23,924         73,306         58,896
       Animal Health/Agriculture ...         10,775         10,019         38,082         41,541
       Specialty and Fine Chemicals          26,031         28,808         83,359         88,765
                                           --------       --------       --------       --------
                                           $115,742       $118,602       $372,200       $359,763
                                           ========       ========       ========       ========
       Gross Profit:
       Human Health ................       $ 22,064       $ 17,597       $ 71,653       $ 62,680
       Bioscienses .................         11,727         12,126         38,908         29,279
       Animal Health/Agriculture ...          2,054          2,075          6,666          8,479
       Specialty and Fine Chemicals           5,523          7,436         19,036         22,158
                                           --------       --------       --------       --------
                                           $ 41,368       $ 39,234       $136,263       $122,596
                                           ========       ========       ========       ========
       Net Income:
       Biosciences .................       $    741       $  1,216       $  4,060       $  1,477
       Human Health, Animal Health/
         Agriculture & Specialty and
         FineChemicals .............         10,510          8,457         33,709         30,301
                                           --------       --------       --------       --------
                                           $ 11,251       $  9,673       $ 37,769       $ 31,778
                                           ========       ========       ========       ========

       Capital Spending:
       Biosciences .................       $    484       $    446       $  3,099       $  1,399
       Human Health, Animal Health/
         Agriculture & Specialty and
         Fine Chemicals ............         11,098         10,869         28,737         24,218
                                           --------       --------       --------       --------
                                           $ 11,582       $ 11,315       $ 31,836       $ 25,617
                                           ========       ========       ========       ========
       Depreciation:
       Biosciences .................       $    784       $  1,045       $  2,736       $  1,883
       Human Health, Animal Health/
         Agriculture & Specialty and
         Fine Chemicals ............          8,972          8,149         25,540         23,323
                                           --------       --------       --------       --------
                                           $  9,756       $  9,194       $ 28,276       $ 25,206
                                           ========       ========       ========       ========
       Amortization:
       Biosciences .................       $  1,430       $  1,371       $  4,338       $  3,644
       Human Health, Animal Health/
         Agriculture & Specialty and
         Fine Chemicals ............            807          1,108          3,101          3,060
                                           --------       --------       --------       --------
                                           $  2,237       $  2,479       $  7,439       $  6,704
                                           ========       ========       ========       ========

                                               September 30,   December 31,
                                                   2000            1999
                                                 --------        --------
       Total Assets
       Biosciences ......................        $191,003        $186,405
       Human Health, Animal Health/
         Agriculture & Specialty and
         Fine Chemicals .................         514,642         487,242
                                                 --------        --------
                                                 $705,645        $673,647
                                                 ========        ========

(6)    CONTINGENCIES

       The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.

       Environmental

       In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites (Superfund sites). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other noncurrent liabilities, of $5,877 at September 30, 2000, and $3,400 at December 31, 1999, for costs associated with the study and remediation of Superfund sites and current and former Company's operating sites and other potential environmental liabilities for matters that are probable and reasonably estimable. On March 2, 2000, the Company completed the acquisition of Conti BPC NV in Landen, Belgium. In connection with this acquisition, the Company established an accrual of $3,000, which is included in the $5,877 accrual above. This liability has been recorded at its estimated fair value and is subject to adjustment when information concerning this liability is finalized. In addition, in 2000 the Company has settled certain environmental claims involving the Cosan Chemical Corporation (a subsidiary) with insurance companies for recoveries of $1,075. This amount was recorded in selling, general and administrative expenses. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates, could have a material adverse effect on the Company's financial condition, operating results and cash flows when resolved in a future reporting period.

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

       Litigation

       On May 14, 1998, the Company's Nepera subsidiary, a manufacturer and seller of niacinamide (Vitamin B-3) received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. The Company understands that the subpoena was issued as part of the Federal Government's ongoing anti-trust investigation into various business practices in the vitamin industry generally. In the fourth quarter of 1999, the Company reached a settlement in principle with the government concerning Nepera's alleged role in Vitamin B-3 violations from 1992 to 1995. On May 5, 2000, this government settlement was finalized with Nepera entering into a voluntary plea agreement with the Department of Justice. Under this agreement Nepera has entered a plea of guilty to one count of price fixing and market allocation of Vitamin B3 from 1992 to 1995 in violation of section one of the Sherman Act and has agreed to pay a fine of $4,000. Nepera will be on probation for one year. The fine, for which we are fully reserved, will be paid in February 2001. Nepera has been named as a defendant, along with several other companies, in a number of civil actions brought on behalf of alleged purchasers of Vitamin B-3. In the fourth quarter of 1999 the Company accrued $6,000 to cover settlement and related litigation and legal expenses. This accrual has been recorded in accounts payable and accrued liabilities. The balance at September 30, 2000 is $5,803.

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

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidelines in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, the SEC has issued related guidance, which has extended the implementation date of SAB 101 until the fourth quarter of 2000. The Company does not expect this statement to have a material impact on its financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                    (in thousands, except per-share amounts)

RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER 2000 VERSUS THIRD QUARTER 1999

The results for the third quarter of 2000 were above the same period a year ago due to increased gross profit as the Company's product mix shifted to higher margin products.

The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended September 30, 2000 and 1999.

                                                Quarter Ended September 30,
                                   --------------------------------------------------
                                             2000                         1999
                                   ----------------------      ----------------------
                                       $              %            $              %
                                   --------         -----      --------         -----
Human Health ...............       $ 55,257          47.7%     $ 55,851          47.1%
Biosciences ................         23,679          20.5        23,924          20.2
Animal Health/Agriculture ..         10,775           9.3        10,019           8.4
Specialty and Fine Chemicals         26,031          22.5        28,808          24.3
                                   --------         -----      --------         -----
      Total gross sales ....       $115,742         100.0%     $118,602         100.0%
                                   ========         =====      ========         =====

The following table shows the gross profit of the Company's four product segments for the third quarter 2000 and 1999.

                                    Gross          Gross            Gross
                                    Sales         Profit $         Profit %
                                    -----         --------         --------
2000
Human Health ...............       $ 55,257       $ 22,064           39.9%
Biosciences ................         23,679         11,727           49.5
Animal Health/Agriculture ..         10,775          2,054           19.1
Specialty and Fine Chemicals         26,031          5,523           21.2
                                   --------       --------           ----
      Total ................       $115,742       $ 41,368           35.7%
                                   ========       ========           ====

                                    Gross          Gross            Gross
                                    Sales         Profit $         Profit %
                                    -----         --------         --------
1999
Human Health ...............       $ 55,851       $ 17,597           31.5%
Biosciences ................         23,924         12,126           50.7
Animal Health/Agriculture ..         10,019          2,075           20.7
Specialty and Fine Chemicals         28,808          7,436           25.8
                                   --------       --------           ----
      Total ................       $118,602       $ 39,234           33.1%
                                   ========       ========           ====

Gross sales in the third quarter 2000 decreased 2.4% to $115,742 from $118,602 in the third quarter 1999. Sales in the Human Health, Biosciences and Specialty and Fine Chemicals Segments decreased compared to the third quarter 1999. Partially offsetting these decreases was a 7.5% improvement in the Animal Health/Agricultural Segment.

The effect of foreign currency exchange rates on gross sales for the third quarter resulted in a negative impact on sales of $3,648 compared to the corresponding period in 1999. Gross sales for 2000 would have been $119,390 using 1999 exchange rates compared to 1999 sales of $118,602.

The Human Health Segment gross sales of $55,257 were $594 (1.1%) below the third quarter 1999. Gross sales were below the prior year primarily due to decreased sales of gastrointestinal ingredients, diuretic products and x-ray contrast media. Partially offsetting these decreases were higher sales of central nervous system products and the contribution of sales from Conti in Belgium, acquired in March 2000. The sales in this segment were reduced by 5.9% due to the impact of European currencies versus the U.S. dollar.

The Bioscience Segment gross sales of $23,679 were $245 (1.0%) below the third quarter 1999 due to decreased media and serum sales, European currency effects, and postponed shipments of sequencing products to the fourth quarter 2000. Cell product lines,which accounted for approximately $1,000 in the third quarter 1999, have had sourcing problems.

The Animal Health/Agriculture Segment gross sales of $10,775 in the third quarter 2000 were $756 (7.5%) above the third quarter 1999. The third quarter increase was mainly due to strong shipments to the Agricultural Intermediates market. The Agricultural Intermediates increase from the third quarter 1999 was due to higher shipments of 2-cyanopyridine and pyridine derivatives. The higher 2-cyanopyridine was due to the timing of a production campaign completed in the third quarter 2000. Pyridine derivative products were also higher due to shipments to a major customer and due to shipments into the China market.

The Specialty Business Segment gross sales of $26,031 decreased $2,777 (9.6%) below the third quarter 1999 reflecting reduced sales of encapsulants used in the telecommunications industry. In addition, the Company experienced a sales shortfall in specialty additives used in polycarbonate resins due to a short-term peak demand from a major customer in the third quarter 1999. There were also decreases in products used in the photography market as customers continue to reformulate film products. On a positive note, THPE (a polycarbonate additive) increased due to timing of campaigns. Annual sales for THPE are expected to be above the 1999 level.

Export sales from U.S. businesses of $15,862 in the third quarter 2000 decreased from $20,080 in the third quarter 1999. International sales from our European operations totaled $48,798 for the third quarter of 2000 as compared with $47,954 in 1999.

The gross profit in the third quarter 2000 was $41,368 compared to $39,234 in 1999. The gross margin percentage increased to 35.7% in the third quarter 2000 from 33.1% in 1999. The reason for the increase was the improved gross profit for Human health products, reflecting favorable product mix. The third quarter 1999 was reduced by the startup costs of a new cGMP facility in Ireland. The Biosciences segment gross margin was below prior year mainly due to lower sales of media products. The Animal Health/Agriculture segment gross margin was negatively affected by increased raw material prices, higher energy costs and delays in post-shutdown plant startups. The Specialty and Fine Chemicals segment gross margin decreased due to the lower sales and production levels.

Selling, general and administrative expenses as a percentage of gross sales were 16.3% in the third quarter 2000, up from 15.5% in the third quarter 1999. The third quarter 2000 included the added administration costs of Conti acquired in March 2000. The third quarter 2000 also had increased marketing and sales spending in the Biosciences segment to promote new product growth.

Research and development expenses of $3,405 were 2.9% of gross sales in the third quarter 2000, and represented a 11.3% decrease from 1999. This decrease was primarily due to the Company decision to reduce outside contract research.

The operating profit in the third quarter 2000 was $19,162, an increase of 12.1% compared to $17,091 in 1999 due to the improved gross margin.

Net interest expense of $3,229 in the third quarter 2000 reflected an increase of $551 from 1999 as a result of the increase in the interest rate. The average interest rate was 7.0% in the third quarter 2000 versus 6.1% in 1999.

The provision for income taxes for the third quarter 2000 resulted in an effective rate of 29.6% as compared with 32.0% in the third quarter 1999. The decrease is due to $0.6 million in research and development credits taken in 2000.

The Company's net income for the third quarter 2000 increased 16.3% to $11,251 compared with a net income of $9,673 in the third quarter 1999.

COMPARISON OF FIRST NINE MONTHS OF 2000 VERSUS NINE MONTHS OF 1999

Results in the first nine months of 2000 were above the comparable 1999 period due to the increase in sales in the Human Health and Biosciences Segments, and the higher gross margin on sales.

Sales increased by 3.5% in 2000 to $372,200 compared to the same period a year ago. The effect of foreign currency exchange rates negatively impacted sales by $6,685 in the first nine months of 2000 versus 1999, primarily in the Human Health Segment.

The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the first nine months 2000 and 1999.

                                             Nine Months Ended September 30
                                   --------------------------------------------------
                                            2000                         1999
                                   ----------------------      ----------------------
                                      $               %           $               %
                                   --------         -----      --------         -----
Human Health ...............       $177,453          47.7%     $170,561          47.4%
Biosciences ................         73,306          19.7        58,896          16.4
Animal Health/Agriculture ..         38,082          10.2        41,541          11.5
Specialty and Fine Chemicals         83,359          22.4        88,765          24.7
                                   --------         -----      --------         -----
      Total gross sales ....       $372,200         100.0%     $359,763         100.0%
                                   ========         =====      ========         =====

The following table shows the gross profit of the Company's four product segments for the nine month 2000 and 1999.

                                    Gross          Gross          Gross
                                    Sales         Profit $       Profit %
                                    -----         --------       --------
2000
Human Health ...............       $177,453       $ 71,653         40.4%
Biosciences ................         73,306         38,908         53.1
Animal Health/Agriculture ..         38,082          6,666         17.5
Specialty and Fine Chemicals         83,359         19,036         22.8
                                   --------       --------         ----
      Total ................       $372,200       $136,263         36.6%
                                   ========       ========         ====

                                    Gross          Gross          Gross
                                    Sales         Profit $       Profit %
                                    -----         --------       --------
1999
Human Health ...............       $170,561       $ 62,680         36.7%
Biosciences ................         58,896         29,279         49.7
Animal Health/Agriculture ..         41,541          8,479         20.4
Specialty and Fine Chemicals         88,765         22,158         25.0
                                   --------       --------         ----
      Total ................       $359,763       $122,596         34.1%
                                   ========       ========         ====

Gross sales in the first nine months 2000 increased 3.5% to $372,200 from $359,763 in the first nine months 1999. Sales in the Human Health (up 4.0%) and Biosciences (up 24.5%) segments increased compared to the first nine months 1999 and more than offset the decreases in the Animal Health/Agriculture (down 8.3%) and Specialty and Fine Chemicals Segments (down 6.1%).

The Human Health Segment gross sales of $177,453 were $6,892 (4.0%) above the first nine months of 1999 due primarily to pharmaceuticals used in cardiovascular and central nervous system preparations, new products, and sales generated by the acquisition of Irotec in Ireland in March 1999 and Conti in Belgium in March 2000. These increases were partially offset by reduced sales of gastro-intestinal products in the European markets. The Company also eliminated certain lower margin x-ray products which were under price pressure.

The BioScience Segment gross sales of $73,306 were $14,410 (24.5%) above the first nine months 1999 primarily due to the acquisition of BioWhittaker Molecular Applications, Inc. (formerly the BioProducts business of FMC Corporation) in July 1999, as well as increased shipments of cell culture products. Media and serum products have not increased due to the availability of materials and due to a customer converting from liquid media to a powdered media (less volume).

The Animal Health/Agriculture Segment gross sales of $38,082 were $3,459 (8.3%) below the first nine months of 1999. This decrease was mainly due to reduced sales of agricultural intermediates; primarily 2-Cyanopyridine and pyridine derivatives. Animal Health products were above the first nine months of 1999 due to increased shipments of a poultry feed additive.

The Specialty and Fine Chemicals Segment gross sales of $83,359 were $5,406 (6.1%) below the first nine months of 1999 due to lower specialty additives used in polycarbonate resins, castor oil based products sold to the commodity markets, and encapsulants used in telecommunications.

Export sales from U.S. businesses of $50,702 in the first nine months of 2000 compared to $51,514 in 1999. International sales from our European operations totaled $160,667 for the first nine months of 2000 compared to $147,178 in 1999.

Total gross profit of $136,263 was $13,667 above 1999 due to the improved gross margin on the Human Health Segment sales, the Biosciences Segments' operating efficiencies and the effect of the second quarter 1999 acquisition of BioWhittaker Molecular Applications. The gross margin for the first nine months of 2000 was 36.6% versus 34.1% in 1999.

Selling, general and administrative expenses as a percentage of gross sales were 16.3% in the first nine months of 2000, versus 16.0% for 1999. Administration costs increased due to the acquisitions of BioWhittaker Molecular Applications in July 1999, Conti in March 2000 and Irotec in March 1999, and the shutdown of The Humphrey Chemical Company, Inc. These increases were partially offset by the continued benefit from the consolidation of administrative functions in the Specialty and Fine Chemicals, and Animal Health/Agriculture businesses, as well as first quarter 2000 insurance recovery related to previously incurred environmental expenses.

Research and development expenses of $10,641 were 2.9% of gross sales in the first nine months of 2000, and were at the same levels as 1999.

The operating profit in the first nine months of 2000 was $64,970, an increase of 19.7% compared to 1999. This increase is due to the increased sales and improved gross margin.

Net interest expense of $9,251 in the first nine months of 2000 reflected an increase of $2,347 from 1999 as a result of the additional financing for acquisitions and increased interest rates. The average interest rate was 6.8% in the first nine months of 2000 versus 6.0% in 1999. The provision for income taxes for the first nine months of 2000 resulted in an effective rate of 32.4%, which was at the same level as 1999.

The Company's net income for the first nine months of 2000 increased 19% to $37,769 compared with net income of $31,778 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2000, the Company generated cash flows from operations totaling $79,690, an increase of $16,086 over the same period a year ago. This increase in cash flows is due primarily to increased profitability, as well as an increase in accounts payable, accrued liabilities and income taxes payable

Capital expenditures were $31,836 in the nine months of 2000 as compared to $25,617 in 1999. Part of the funds were used for the purchase of the land occupied by the Seal Sands facility in Middlesbrough, England, a new product facility and waste treatment plant at the Nordic Synthesis AB facility in Sweden, and the new Technical Center in New Jersey.

During the first nine months of 2000, the Company paid cash dividends of $0.09 per share.

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by our international operations which are primarily denominated in the U.S. dollar, Swedish Krona and Italian Lira. The Company currently uses foreign currency forward exchange contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The net notional amount of these contracts is $37,327, which the Company estimates to be approximately 62% of the foreign currency exposure during the period covered resulting in a deferred currency loss of ($2,401) at September 30, 2000.

In March 2000, Cambrex acquired Conti for approximately $6,200 in cash and assumed debt.

In July 2000, Cambrex acquired Lumitech for approximately $4,700.

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

         Refer to Form 10-Q for the quarterly period ended June 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  The exhibits filed as part of this report are listed below.

             Exhibit No.          Description
             -----------          -----------
             27                   Financial Data Schedule.

         b)  Reports on Form 8-K

             The registrant filed no reports on Form 8-K during the nine months ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CAMBREX CORPORATION



                                            By /s/ Douglas MacMillan
                                               ------------------------------
                                               Douglas MacMillan
                                               Vice President
                                               (On behalf of the Registrant and
                                               as the Registrant's Principal
                                               Financial Officer)





Date: November 14, 2000