Form 10-K
period 2000-12-31
CAMBREX CORP
filed 2001-03-19
CIK 820081

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201)-804-3000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------        -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $990,722,740 as of February 28, 2001.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of February 28, 2001, there were 25,471,853 shares outstanding of the registrant's Common Stock, $.10 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Important objectives of the Company are to expand its operations through internal growth and make strategic acquisitions of product lines, technology and companies that increase its position in niche markets.

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

     On July 12, 1999, the Company acquired BioWhittaker Molecular Applications, Inc. (formerly the BioProducts division of the FMC Corporation) for approximately $38,000. The business, which serves the life sciences industry, is the world's largest manufacturer of electrophoresis media based on the natural polymer

---------------
(dollars in thousands, except share data) agarose. Electrophoresis media products are used to separate and analyze proteins and sequence DNA, work critical to the development and manufacture of new biopharmaceuticals. High purity agarose is also used to make chromatography media for large-scale separation and purification of biologicals, important in pharmaceutical applications. The transaction, structured as a purchase of assets, includes two operating facilities located in Rockland, Maine and Copenhagen, Denmark, and a number of U.S. and foreign patents associated with the business.

     On March 2, 2000, the Company completed the acquisition of Conti BC NV, a manufacturer and supplier of pharmaceutical intermediates and active pharmaceutical ingredients, located in Landen, Belgium. The Company paid approximately $6,200 in cash and assumed debt for the business. At the time of the transaction, goodwill was recorded at $451 and is being amortized over 20 years.

     On July 24, 2000, the Company completed the acquisition of Lumitech, Limited, an emerging company based in Nottingham, United Kingdom, which provides products and services used in the high throughput screening market for drug discovery. The Company paid approximately $4,700 in cash at closing, the majority of which was recorded as patents and other intangibles, with additional future performance-based payments of up to $16,000 due over the next five years. The acquired patents and other intangibles are being amortized over 15-20 years.

     On August 29, 2000, Cambrex Corporation announced that its CasChem, Inc. subsidiary had licensed the castor oil based ester products business from Arizona Chemical, Jacksonville, FL through a perpetual licensing agreement for approximately $4.5 million. The agreement provides CasChem with process technologies, customer lists, and supply of raw materials. The ester products are used in personal care and coatings applications. The acquisition cost is included in intangible assets at December 31, 2000 and is being amortized over 10 years.

     As part of the transaction, CasChem has also entered into a five-year supply agreement with Arizona Chemical to manufacture a line of tall oil based products used in the lubricant and lithographic ink markets. It is estimated that the aggregate revenue contribution to CasChem will be approximately $10 million per year.

PRODUCTS

     The Company uses its technical expertise in a wide range of chemical and biological processes to meet the needs of its customers for high quality products for specialized applications. The following table sets forth for the periods indicated information concerning gross sales from the Company's four segments:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                     2000(2)     1999(1)       1998
                                                     --------    --------    --------
Human Health.......................................  $233,886    $225,660    $194,766
Biosciences........................................    96,232      83,887      65,968
Animal Health/Agriculture..........................    56,220      55,695      56,285
Specialty and Fine Chemicals.......................   106,206     119,318     124,664
                                                     --------    --------    --------
  Gross Sales......................................  $492,544    $484,560    $441,683
                                                     ========    ========    ========

---------------
(1) Sales from Irotec Laboratories, acquired in March 1999, and BioWhittaker Molecular Applications, acquired in July 1999, are included from the dates of acquisition.

(2) Sales from Conti BC NV acquired in March 2000, and Lumitech Limited, acquired July 2000, are included from dates of acquisition.

     Human Health: The Human Health Segment is classified into eight principal product groups: (1) Active Pharmaceutical Ingredients, (2) Pharmaceutical Intermediates, (3) Imaging Chemicals, (4) Personal Care Ingredients, (5) Biomedical Urethanes, (6) Catalysts, (7) Chiral Technology and (8) Nutraceuticals. These products are sold to a diverse group of more than 1,100 customers, with one customer, a distributor

---------------
(dollars in thousands, except share data) representing multiple customers, accounting for 15% of 2000 sales in this segment. Many of these products are also sold through agents.

     This table summarizes the gross sales for this product segment.

                                                                        $         %
                                               2000        1999      CHANGE     CHANGE
                                             --------    --------    -------    ------
Active Pharmaceutical Ingredients..........  $171,174    $161,282    $ 9,892       6%
Pharmaceutical Intermediates...............    29,527      25,995      3,532      14
Personal Care Ingredients..................    15,512      14,706        806       5
Imaging Chemicals..........................     7,842      13,568     (5,726)    (42)
Biomedical Urethanes.......................     2,784       3,050       (266)     (9)
Catalysts..................................     7,035       6,950         85       1
Nutraceuticals.............................        12         109        (97)    (89)
                                             --------    --------    -------
          Total Human Health...............  $233,886    $225,660    $ 8,226       4%
                                             ========    ========    =======     ===

     Human Health sales of $233,886 increased $8,226 (4%) despite the unfavorable effects of foreign currency which reduced sales by 5.0%.

     Active Pharmaceutical Ingredients are manufactured under FDA regulation (cGMP -- current Good Manufacturing Practices) for use as the active ingredients in prescription and over-the-counter drugs. Active Pharmaceutical Ingredients sales of $171,174 were $9,892 (6%) above the prior year due primarily to sales from the acquisition of Conti in March 2000 of approximately $15,000, a new U.S. cardiovascular introduction and a full year of sales from the March 1999 acquisition of Irotec partially offset by lower sales of gastro-intestinal productions due to customer 1999 inventory buildups. Active Pharmaceutical Ingredients includes active ingredients used in products for gastro-intestinal, cardiovascular, endocrine, central nervous system, respiratory, diuretics, anti-infective, anti-inflammatory, immunology and various other uses.

     Pharmaceutical Intermediates sales of $29,527 were $3,532 (14%) above 1999 due to a new contract for cyclohexenylethylamine, a cough suppressant ingredient, new products, as well as a full year of sales from the March 1999 acquisition of Irotec.

     Imaging chemicals sales of $7,842 were $5,726 (42%) below 1999 due to lost business from competitive pricing in the industry.

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

     This table summarizes the gross sales for this product segment:

                                                                        $         %
                                                2000       1999      CHANGE     CHANGE
                                               -------    -------    -------    ------
Cells and Media..............................  $50,590    $47,434    $ 3,156       7%
Endotoxin Detection..........................   21,391     21,864       (473)     (2)
Electrophoresis, Chromatography & Other......   24,251     14,589      9,662      66
                                               -------    -------    -------
          Total Biosciences..................  $96,232    $83,887    $12,345      15%
                                               =======    =======    =======      ==

     Gross sales of $96,232 were $12,345 (15%) above 1999 due to increased shipments of cell culture and electrophoresis products. The effect of full year sales from the acquisition of BioWhittaker Molecular

---------------
(dollars in thousands, except share data)

Applications, Inc. (formerly the BioProducts Business of FMC Corporation) in July 1999 added $11,652 in sales to this segment, and includes products for fragment analysis, sequencing, gel bond film and chromatography.

     Animal Health/Agriculture:  This segment consists of three product groups:
(1) Vitamin B-3 used in feed additives and for veterinary products, (2) Animal Health products used in disease prevention and (3) Agricultural Intermediates used in crop protection. These products are sold to approximately 200 customers. Two customers accounted for 29.0% and 26.9% of 2000 sales in this segment.

     This table summarizes the gross sales for this product segment:

                                                                        $         %
                                                2000       1999      CHANGE     CHANGE
                                               -------    -------    -------    ------
Vitamin B-3..................................  $ 6,910    $ 9,155    $(2,245)    (25)%
Animal Health................................   16,140     15,013      1,127       8
Agricultural Intermediates...................   33,170     31,527      1,643       5
                                               -------    -------    -------
          Total Animal Health/Agriculture....  $56,220    $55,695    $   525       1%
                                               =======    =======    =======     ===

     Vitamin B-3 sales of $6,910 were $2,245 (25%) below 1999 due to reduced shipments to the animal feed markets and lower prices compared to 1999.

     Animal Health sales of $16,140 were $1,127 (8%) above 1999 due to inventory adjustments made by a major customer and moderate feed additive market growth.

     Agricultural Intermediate sales of $33,170 were up $1,643 (5%) due to requirements in crop protection and the timing of significant customer campaigns.

     Specialty and Fine Chemicals:  This segment consists of two product groups:
(1) Performance Enhancing Chemicals and (2) Polymer Systems. Performance Enhancing Chemicals are complex chemicals designed to impart special properties when small quantities are included in the formulation of specific products. These chemicals, which include over 100 products, are used in photography, pigments, polymers, fuel/oil addition, catalysts and other specialty additives. Polymer Systems are monomers or two component polymer systems for use in small volume, high performance applications. These polymers include applications used in coatings, telecommunications, electronics and engineering plastics. These products are sold to approximately 1,100 customers with no one customer accounting for over 10% of 2000 sales.

     This table summarizes the gross sales for this product category:

                                                                       $          %
                                              2000        1999       CHANGE     CHANGE
                                            --------    --------    --------    ------
Performance Enhancing Chemicals...........  $ 67,004    $ 76,441    $ (9,437)    (12)%
Polymer Systems...........................    39,202      42,877      (3,675)     (9)
                                            --------    --------    --------
          Total Specialty and Fine
            Chemicals.....................  $106,206    $119,318    $(13,112)     11%
                                            ========    ========    ========     ===

     Performance Enhancing Chemicals sales of $67,004 were $9,437 (12%) below 1999 levels. Key decreases were in sales of Suconox (used as an anti-oxidant in plastic resins) and ASA's (alkenyl succinic anhydrides used in the fuel oil industries as additives).

     Polymer Systems sales of $39,202 were down $3,675 (9%) due primarily to lower sales of encapsulants used in telecommunications.

MARKETING AND DISTRIBUTION

     The Company's Human Health segment generally includes high value, low volume products requiring significant technical expertise for their development and manufacture. Marketing generally requires significant cooperative effort among a small highly trained marketing staff, a technical staff who can assess the technical

---------------
(dollars in thousands, except share data) fit and estimate manufacturing economics, and the business unit management to determine the strategic and business fit. Such a process may take from two to five years before a commercial product is fully established. Because of this long lead time and the complexity of the technical efforts, there are usually long-term relationships with major corporations who become significant customers. Sales of established products may be handled by agents in those areas where direct sales efforts are uneconomical.

     For the Biosciences segment, the Company markets and sells its products in the United States and Europe principally through its own direct sales force. The Company directly serves the European markets through its wholly-owned subsidiaries, BioWhittaker UK LTD, located outside London, and BioWhittaker, Europe located in Belgium, and BioWhittaker Molecular Applications located in Denmark. The remaining international markets are served principally through an extensive network of independent distributors. The Company is currently implementing e-commerce software to market these products.

     For the Specialty and Fine Chemicals segment and some Animal Health/Agriculture segment products, marketing and distribution is more typical of specialty chemical companies, with products being sold to customers from inventory in volumes ranging from rail cars to five gallon containers. Sales may be handled by Company salespeople, distributors or agents, as appropriate.

RAW MATERIALS

     The Company uses a wide array of raw materials in the conduct of its businesses. The Company uses significant amounts of castor oil and compounds derived from petroleum feedstocks in manufacturing a limited number of its products. The Company believes it is one of the largest purchasers of castor oil in the United States, and has the ability to take delivery and store a large quantity of castor oil. Castor oil is used primarily in the manufacture of the Company's polymer systems for coatings, telecommunication, and electronic applications. Under advantageous market conditions, the Company sells this commodity in bulk quantities as simple castor oil derivatives. Castor oil, which is not produced in the United States, is an agricultural product, the market price of which is affected by natural factors relating to the castor bean crop from which the oil is produced. Castor oil is produced commercially in a few foreign countries, with India currently being the largest exporter. The Company has been generally able to obtain adequate supplies of castor oil at acceptable prices in the past and expects to be able to continue to do so in the future.

     Pyridine, which accounted for approximately 5%, 6% and 6% of gross revenues in 2000, 1999 and 1998, respectively, is produced by the Company by a process involving the high temperature reaction of acetaldehyde, formalin and ammonia. Acetaldehyde is available from one supplier in North America. The average price of acetaldehyde increased approximately 32% during 2000 after decreasing 9% in 1999. While formaldehyde is available from multiple sources, a majority is obtained from a local supplier in the U.S. at competitive prices. The average price of formaldehyde in 2000 increased approximately 18% from 1999. The Company obtains acetaldehyde and formalin pursuant to long-term supply contracts under which the price for the raw material adjusts to market conditions.

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

RESEARCH AND DEVELOPMENT

     The Company's research and development program is designed to increase the Company's competitiveness through improving its technology and developing processes for the manufacture of new products to meet

---------------
(dollars in thousands, except share data) customer requirements. The goals are to improve the Company's manufacturing processes to reduce costs, improve quality and increase capacity; and to identify market opportunities which warrant a significant technical effort, and offer the prospects of a long-term, profitable business relationship. Research and development activities are performed at most of the Company's manufacturing facilities in both the United States and Europe. Approximately 150 employees are involved directly in research and development activities worldwide.

     At the end of 2000, the Company completed its initial investment in the Cambrex Center of Technical Excellence, a new research and development organization. The 42,000 square foot site is located in The Technology Centre of New Jersey in North Brunswick. The new facility helps to place the Company in a unique position to be a full-service resource for pharmaceutical and biotechnology companies throughout the drug development cycle.

     The Company spent approximately $14,300, $14,300 and $14,000 in 2000, 1999 and 1998, respectively, on research and development efforts.

PATENTS AND TRADEMARKS

     The Company has patent protection in some of its product areas. However, the Company relies primarily on know-how in many of its manufacturing processes and techniques not generally known to other chemical companies, for developing and maintaining its market position.

     The Company currently owns approximately 160 United States patents which have various expiration dates beginning in 2001 through 2018 and which cover selected items in each of the Company's major product areas. The Company also owns the foreign equivalent of many of its United States patents. In addition, the Company has applied for patents for various concepts and is in the process of preparing patent applications for other concepts. In conjunction with the acquisition of BioWhittaker, the Company acquired patent and other proprietary rights, which are material to the endotoxin detection products, allergy tests kits and the ELVIS(R) cell culture products.

     The Company has trademarks registered in the United States and a number of foreign countries for use in connection with the Company's products and business. The Company believes that many of its trademarks are generally recognized in its industry. Such trademarks include Naturechem(R), Bufferite(R), Poietics(R), Clonetics(R), Auto-LAL(TM) and ELVIS(R).

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

     Competition for the Company's Specialty and Fine Chemicals segment is more typical of chemical markets. Competition exists from other producers of the Company's products and from other products that

---------------
(dollars in thousands, except share data) may offer equivalent properties. Competition in these areas is generally based on customer service, product quality and pricing.

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

     Present and Future Environmental Expenditures: The Company's policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations. The Company believes it is in general compliance with such requirements and has adequate professional staff and systems in place to remain in compliance. In some cases, compliance can only be achieved by capital expenditures, and the Company made capital expenditures of approximately $5,300 in 2000, $5,600 in 1999, and $2,900 in 1998 for environmental projects. The Company anticipates that capital requirements will increase in subsequent years as a result of the Clean Air Act Amendments and other pending environmental laws. Additionally, as the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related expenditures will most likely increase. The Company considers costs for environmental compliance to be a normal cost of doing business, and includes such costs in pricing decisions.

EMPLOYEES

     At December 31, 2000 the Company had 1,852 employees worldwide (834 of whom were from international operations) compared with 1,860 employees at December 31, 1999 and 1,750 at December 31, 1998.

     All hourly plant employees at the Bayonne, New Jersey facility are represented by Local 8-406 of the Oil, Chemical and Atomic Workers International Union under a contract expiring September 17, 2001; the hourly plant employees at the Carlstadt, New Jersey plant are represented by the Amalgamated Industrial Union of East Orange, New Jersey under a contract expiring November 30, 2003; and the hourly plant employees at the Harriman, New York facility are represented by Local 810 of the International Brotherhood of Teamsters under a contract expiring June 30, 2001. Nordic, Profarmaco, Conti and Irotec production, administration,
---------------
(dollars in thousands, except share data) scientific and technical employees are represented by various local and national unions. Production, administration, scientific and technical employees at our site in Denmark are members of a national union. The contracts with these unions expire at various times through December 31, 2001. The Company believes its labor relations are satisfactory, and will begin negotiations for the renewal of contracts expiring in 2001.

SEASONALITY

     Like many other businesses in the life sciences and specialty chemicals industry, the Company experiences some seasonality primarily due to plant shutdowns in the third quarter. Operating results for any quarter, however, are not necessarily indicative of results for any future period. In particular, as a result of various factors such as acquisitions and plant shutdowns, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance.

EXPORT AND INTERNATIONAL SALES

     The Company exports numerous products to various areas, principally Western Europe, Asia and Latin America. Export sales from the Company's domestic operations in 2000, 1999 and 1998 amounted to $50,910, $40,610 and $42,722, respectively. Sales from international operations were $230,476 in 2000, $218,389 in 1999, and $178,296 in 1998. Refer to Note #20 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

ITEM 2  PROPERTIES.

     Set forth below is information relating to the Company's manufacturing facilities:

                                    OPERATING
LOCATION                 ACREAGE    SUBSIDIARY            PRODUCT LINES MANUFACTURED
--------                 -------    ----------            --------------------------
Bayonne, NJ               8 acres    CasChem     Personal Care Ingredients; Biomedical
                                                 Urethanes; Performance Enhancers; Polymer
                                                 Systems
Carlstadt, NJ             3 acres     Cosan      Performance Enhancing Chemicals; Polymer
                                                 Systems
Harriman, NY             29 acres     Nepera     Active Pharmaceutical Ingredients Personal
                                                 Care Ingredients; Vitamin B-3; Agricultural
                                                 Intermediates; Performance Enhancing
                                                 Chemicals
Delaware Water Gap, PA   12 acres     Heico      Active Pharmaceutical Ingredients; Chiral
                                                 Technology; Performance Enhancing Chemicals;
                                                 Polymer Systems
Charles City, IA         57 acres    Salsbury    Active Pharmaceutical Ingredients;
                                                 Pharmaceutical Intermediates; Imaging
                                                 Chemicals; Animal Health Products
                                                 Performance Enhancing Chemicals
Zeeland, MI              14 acres    Zeeland     Pharmaceutical Intermediates; Personal Care
                                                 Ingredients; Chiral Technology; Catalysts
                                                 Performance Enhancing Chemicals
Middlesbrough, England   12 acres   Seal Sands   Pharmaceutical Intermediates; Personal Care
                                                 Ingredients; Catalysts; Agricultural
                                                 Intermediates; Performance Enhancing
                                                 Chemicals; Polymer Systems
Karlskoga, Sweden        42 acres     Nordic     Active Pharmaceutical Ingredients;
                                                 Pharmaceutical Intermediates; Imaging
                                                 Chemicals; Personal Care Ingredients;
                                                 Catalysts; Agricultural Intermediates;
                                                 Performance Enhancing Chemicals

---------------
(dollars in thousands, except share data)

                                    OPERATING
LOCATION                 ACREAGE    SUBSIDIARY            PRODUCT LINES MANUFACTURED
--------                 -------    ----------            --------------------------
Paullo (Milan), Italy    13 acres   Profarmaco   Active Pharmaceutical Ingredients
Walkersville, MD        116 acres  BioWhittaker  Biosciences
Verviers, Belgium         9 acres  BioWhittaker  Biosciences
                                      Europe
Cork, Ireland            21 acres     Irotec     Active Pharmaceutical Ingredients;
                                                 Pharmaceutical Intermediates
Rockland, Maine          93 acres      BMA       Biosciences
Copenhagen, Denmark        Leased      BMA       Biosciences
Landen, Belgium          40 acres     Conti      Active Pharmaceutical Ingredients
Nottinghamshire,           Leased    Lumitech    Biosciences
  England

     The Company owns all the above facilities and properties, with the exception of the leased facilities in Nottinghampshire, England and Copenhagen, Denmark. The Company also leases 31,000 square feet in North Brunswick, New Jersey for its Center of Technical Excellence, which has a 10 year term ending March 27, 2010. In addition, the Company owns a four acre site and buildings in North Haven, CT and thirty-one acres of undeveloped land adjacent to the North Haven facility, one hundred and three acres of undeveloped land adjacent to the Harriman facility, sixty-six acres of undeveloped land adjacent to the Zeeland facility and eighty-one acres used as grazing fields in Walkersville, Maryland. The Company believes its facilities to be in good condition, well-maintained and adequate for its current needs.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

---------------
(dollars in thousands, except share data)

ITEM 10  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table lists the executive officers of the Company:

NAME                                        AGE                         OFFICE
----                                        ---                         ------
James A. Mack.............................   63  Chairman of the Board, President and Chief Executive
                                                   Officer
Douglas H. MacMillan......................   54  Vice President and Chief Financial Officer
Peter E. Thauer...........................   61  Senior Vice President, Law & Environment General
                                                   Counsel & Corporate Secretary
Steven M. Klosk...........................   43  Executive Vice President, Administration
Claes Glassell............................   49  Executive Vice President and Chief Operating Officer
Salvatore J. Guccione.....................   38  Senior Vice President, Corporate Development
Ronnie D. Carroll.........................   60  Vice President, Technology
Thomas N. Bird............................   56  Vice President, Business Development/Life Sciences
John A. Antonelli, Jr. ...................   45  Vice President, Treasurer
John P. Hopkins...........................   40  Vice President, Controller
Keith Hendersen...........................   48  President, Cambrex Fine Chemical Business Unit
Robert J. Congiusti.......................   47  Vice President, Information Systems
Paulo Russolo.............................   56  President, Cambrex Generic Business and Managing
                                                   Director of Profarmaco
Monika Lekander...........................   47  President, Innovator Pharmaceutical Business
Cyril C. Baldwin, Jr. ....................   73  Chairman Emeritus

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

     Mr. Thauer was appointed Senior Vice President, Law & Environment in January 2001. Mr. Thauer was previously appointed Vice President, Law & Environment in December 1992, and General Counsel and Corporate Secretary in August 1989. From 1987 until he joined Cambrex, he was Counsel to the business and finance group of the firm of Crummy, Del Deo, Dolan, Griffinger and Vecchione. From 1971 to 1987,

---------------
(dollars in thousands, except share data)

Mr. Thauer had held various positions with Avon Products, Inc., including U. S. Legal Department Head and Corporate Assistant Secretary.

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

     Mr. Glassell was appointed Executive Vice President and Chief Operating Officer in July 2000. Mr. Glassell assumed the position of President, Pharmaceutical Group in July 1998. Mr. Glassell was appointed President, International in November 1997. Mr. Glassell was appointed Vice President of Cambrex in November 1994. After extensive management experience at Nordic and Profarmaco, he joined Cambrex as a result of the 1994 acquisition of Nordic and Profarmaco. In 1989, he joined Nordic as President and CEO for Nordic's Chemistry Business. From 1986 to 1989, he worked for the agricultural division of Berol Europe Ltd.

     Mr. Guccione was appointed Senior Vice President, Corporate Development in January 2001. Mr. Guccione joined the Company in December 1995 as Vice President, Corporate Development. Prior to joining the Company, from 1993 to 1995, he held the position of Vice President and General Manager of the International Specialty Products (ISP) Personal Care Division. He also served as Director of Corporate Development for ISP.

     Dr. Carroll joined the Company in September 1997 as Vice President, Technology. Mr. Carroll had been with Bristol-Myers Squibb for 14 years, most recently as Vice President, Chemical Development for Bristol-Myers Squibb Technical Operations. Prior to working for Bristol-Myers Squibb, Dr. Carroll was with Pfizer, Inc. in Groton, CT.

     Mr. Bird was appointed Vice President, Business Development, Life Sciences in January 2001. Prior to that, Mr. Bird served as President, Biosciences Group since July 1998. Mr. Bird joined the Company in June 1997, as President of Nepera, Inc. He was previously President of the consulting firm of Bavier, Bulgar and Goodyear since 1994. Prior to that, Mr. Bird maintained various vice presidential positions with Commercial Intertech Corporation in their Fluid Purification Group.

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

     Dr. Henderson was appointed President of the Cambrex Fine Chemical Business Unit in October of 2000. Dr. Henderson joined the Company in July 1994 as Managing Director of Seal Sands Chemicals Limited. He has also held the position of Managing Director of both Irotec Laboratories and Conti BPC. Prior to joining Cambrex, Dr. Henderson had been with Pentagon Chemicals Limited, a manufacturer of fine and specialty chemicals, for 14 years holding various positions including Technical Director, Operations Director and Managing Director.

     Mr. Congiusti was appointed Vice President, Information Services in November 1998. Mr. Congiusti joined the Company in September 1994 as Director, Information Services. Prior to joining the Company, from

---------------
(dollars in thousands, except share data)

1984 to 1994, he held various senior information systems management positions at International Specialty Products and American Cyanamid Company.

     Mr. Russolo was appointed President, Cambrex Generic Business Unit in November 2000 in addition to his responsibilities as Managing Director of Profarmaco, a position he has held since January 1982. Before 1982, he held positions within Profarmaco since 1971 with different charges in the technical area.

     Mrs. Lekander was appointed President, Innovator Pharmaceutical Business Unit in January 2000. She was promoted to Managing Director of Nordic Synthesis in 1996. Previous to that she held a position as General Manager, Pharma Chemicals Division. From 1980 when Mrs. Lekander joined Nordic Synthesis until 1994, when the Company was acquired by Cambrex, Mrs. Lekander held several positions in marketing, business development and general management.

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

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Effective March 5, 1998 the Company's Common Stock, $.10 par value, was listed on the New York Stock Exchange (NYSE), continuing under the symbol CBM. From November 15, 1990 to March 5, 1998, the Company's Common Stock had been traded on the American Stock Exchange (AMEX). The following table sets forth the closing high and low sales price of the Common Stock as reported on the NYSE:

2000                                                          HIGH      LOW
----                                                         ------    ------
First Quarter..............................................  $43.50    $31.81
Second Quarter.............................................   45.02     37.88
Third Quarter..............................................   49.44     31.50
Fourth Quarter.............................................   47.94     33.19

1999                                                          HIGH      LOW
----                                                         ------    ------
First Quarter..............................................  $24.81    $20.56
Second Quarter.............................................   26.25     22.06
Third Quarter..............................................   28.31     23.81
Fourth Quarter.............................................   34.44     24.63

     As of March 15, 2001, the Company estimates that there were approximately 5,700 beneficial holders of the outstanding Common Stock of the Company.

     The quarterly dividend on common stock was $0.03 for 2000 and 1999.

ITEM 6  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data of the Company for each of the years in the five year period ended December 31, 2000 are derived from the audited financial statements. The consolidated financial statements of the Company as of December 31, 2000 and December 31, 1999 and for each of the years in the three year period ended December 31, 2000 and the report of independent accountants thereon are included elsewhere in this annual report. The data presented below should be read in conjunction with the financial
---------------
(dollars in thousands, except share data) statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                             YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------
                                              2000(1)    1999(2)    1998(3)    1997(4)(5)     1996
                                              --------   --------   --------   ----------   --------
                                                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)
INCOME DATA:
Gross sales.................................  $492,544   $484,560   $441,683    $380,083    $369,479
Net revenues................................   484,246    481,388    457,241     374,215     359,385
Gross profit................................   177,495    167,163    163,417     113,962     101,336
Selling, general and administrative.........    82,204     77,729     76,594      52,688      45,879
Research and development....................    14,267     14,255     13,956      10,600       9,183
Vitamin B-3 provision.......................        --      6,000         --          --          --
Non-recurring in-process R&D charge.........        --         --         --      14,000          --
Operating profit............................    81,024     69,179     72,867      36,674      46,274
Interest expense, net.......................    11,487      9,723     10,227       5,330       5,799
Other (income) expense, net.................      (329)       555        945      (1,263)       (194)
Income before taxes.........................    69,866     58,901     61,695      32,607      40,669
Net income..................................    49,605     38,132     39,102      17,776      28,225
EARNINGS PER SHARE DATA:
Earnings per common share and common share
  equivalents:
  Basic.....................................      1.98   $   1.55   $   1.62    $   0.75    $   1.22
  Diluted...................................      1.90   $   1.49   $   1.54    $   0.73    $   1.19
Weighted average shares outstanding:
  Basic.....................................    25,015     24,572     24,194      23,627      23,214
  Diluted...................................    26,157     25,613     25,412      24,419      23,792
DIVIDENDS PER COMMON SHARE..................  $   0.12   $   0.12   $   0.11    $   0.10    $   0.09
BALANCE SHEET DATA: (AT END OF PERIOD)
  Working capital...........................  $143,948   $163,165   $156,297    $116,743    $ 62,912
  Total assets..............................   681,100    673,647    617,054     552,426     404,444
  Long-term obligations.....................   168,591    225,922    191,372     194,325      60,152
  Total stockholders' equity................   337,621    295,365    276,853     225,954     229,045

---------------
(1) Includes the results of Conti BC NV from the date of acquisition effective March 2000, the results of Lumitech Limited from the date of acquisition effective July 24, 2000 and the results of the Arizona Chemical products from the date of license effective August 2000.

(2) Includes the results of Irotec Laboratories, Ltd. from the date of acquisition effective March 1999 and the results of BioWhittaker Molecular Applications, Inc. from the date of acquisition effective July 1999.

(3) Includes royalty income of $19,298 in net revenues related to a technology license agreement with Mylan Laboratories for the use of intellectual property.

(4) Includes the results of BioWhittaker, Inc. from the date of acquisition effective October 1997.

(5) Includes the non-recurring charge for in-process research and development associated with the acquisition of BioWhittaker.

---------------
(dollars in thousands, except share data)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the selected consolidated financial information as a percentage of gross sales.

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----    ------    ------
Gross sales.................................................   100%    100.0%    100.0%
Net revenues................................................  98.3      99.3     103.5*
Gross profit(1).............................................  36.0      34.5      37.0
Selling, general and administrative.........................  16.7      16.1      17.3
Research and development....................................   2.9       2.9       3.2
Vitamin B-3 accrual.........................................    --       1.2        --
Operating profit............................................  16.5      14.3      16.5
Interest expense............................................   2.3       2.0       2.3
Other (income) expense, net.................................    --       0.1       0.2
Net income..................................................  10.1       7.9       8.9

---------------
 *  Includes royalty income of $19,298

(1) Gross profit percentage is based on Gross Sales.

     The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the years ended December 31, 2000, 1999 and 1998, as well as the gross profit by product segment for 2000 and 1999.

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
GROSS SALES
  Human Health.............................................  $233,886    $225,660    $194,766
  Biosciences..............................................    96,232      83,887      65,968
  Animal Health/Agriculture................................    56,220      55,695      56,285
  Specialty and Fine Chemicals.............................   106,206     119,318     124,664
                                                             --------    --------    --------
Total Gross Sales..........................................  $492,544    $484,560    $441,683
                                                             ========    ========    ========
Total Net Revenues.........................................  $484,246    $481,388    $457,241*
                                                             ========    ========    ========
Total Gross Profit.........................................  $177,495    $167,163    $163,417
                                                             ========    ========    ========

---------------
* Includes royalty income of $19,298

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
GROSS SALES DISTRIBUTION
  Human Health..............................................   47.5%     46.6%     44.1%
  Biosciences...............................................   19.5%     17.3%     14.9%
  Animal Health/Agriculture.................................   11.4%     11.5%     12.8%
  Specialty and Fine Chemicals..............................   21.6%     24.6%     28.2%
                                                              -----     -----     -----
Total Gross Sales Distribution..............................  100.0%    100.0%    100.0%
                                                              =====     =====     =====

---------------
(dollars in thousands, except share data)

            2000-1999 GROSS SALES & GROSS PROFIT BY PRODUCT SEGMENT

                                                     2000                             1999
                                        ------------------------------   ------------------------------
                                         GROSS      GROSS      GROSS      GROSS      GROSS      GROSS
                                         SALES      PROFIT    PROFIT %    SALES      PROFIT    PROFIT %
                                        --------   --------   --------   --------   --------   --------
Human Health..........................  $233,886   $ 91,145     39.0%    $225,660   $ 83,603     37.0%
Biosciences...........................    96,232     50,815     52.8%      83,887     42,088     50.2%
Animal Health/Agriculture.............    56,220      9,829     17.5%      55,695     12,045     21.6%
Specialty and Fine Chemicals..........   106,206     25,706     24.2%     119,318     29,427     24.7%
                                        --------   --------              --------   --------
          Total.......................  $492,544   $177,495     36.0%    $484,560   $167,163     34.5%
                                        ========   ========              ========   ========

  2000 COMPARED TO 1999

     Gross sales in 2000 increased 1.6% to $492,544 from $484,560 in 1999. Sales in the Human Health (up 3.6%), Biosciences (up 14.7%), and Animal
Health/Agriculture (up 1%) segments increased compared to 1999 and more than offset the decrease in the Specialty and Fine Chemicals Segment (down 11%).

     The effect of foreign currency exchange rates on gross sales for the year resulted in a negative impact on sales of 3.4% or $16,658 compared to 1999. Gross sales would have been $509,202 using 1999 exchange rates compared to 1999 sales of $484,560.

     The unfavorable effects of foreign currencies are attributable primarily to significant exchange rate fluctuations in the Italian Lira, Swedish Krona, Pound Sterling and Irish Punt against the U.S. dollar in 2000.

     The Human Health Segment gross sales of $233,886 were $8,226 (3.6%) above 1999 due primarily to sales generated by the acquisition of Irotec in Ireland in March 1999 and Conti in Belgium in March 2000, new U.S. business related to a cardiovascular reformulation, as well as other new products, and increased sales of a cough suppressant ingredient. These increases were partially offset by lower sales of gastro-intestinal products and the unfavorable impact of foreign currency which reduced segment sales 5.0%. The Company also eliminated certain lower margin x-ray products which were under pricing pressure.

     The BioSciences Segment gross sales of $96,232 were $12,345 (14.7%) above 1999 primarily due to the acquisition of BioWhittaker Molecular Applications, Inc. (formerly the BioProducts business of FMC Corporation) in July 1999, as well as increased shipments of cell culture and electrophoresis products. The segment sales were lower as a result of decreased emphasis on serum and allergy/diagnostic sales coupled with supply issues for LAL (endotoxin detection) and certain cell products.

     The Animal Health/Agriculture Segment gross sales of $56,220 were $525 (1%) above 1999. This increase was mainly due to increased sales of agricultural intermediates; primarily 2-Cyanopyridine and pyridine derivatives. Animal Health products were also above 1999 due to increased shipments of a poultry feed additive. These increases were partially offset by lower Vitamin B-3 sales due to reduced shipments to the animal feed markets and lower prices compared to 1999.

     The Specialty and Fine Chemicals Segment gross sales of $106,206 were $13,112 (11%) below 1999 due to lower specialty additive revenues used in plastic resins and fuel oil, castor oil based products sold to the commodity markets, and encapsulants used in telecommunications.

     Export sales from U.S. businesses of $50,910 in 2000 compared to $40,610 in 1999. International sales from our European operations totaled $230,476 in 2000 compared to $218,389 in 1999.

     Total gross profit of $177,495 was $10,332 above 1999 due to the improved gross margin on the Human Health Segment sales due primarily to increased volume, favorable product mix and lower spending, the Biosciences Segments' operating efficiencies and full year impact of the second quarter 1999 acquisition of BioWhittaker Molecular Applications. These increases were partially offset by declines in the Animal health/ Agriculture Segment, due to plant operational problems, higher raw material and energy costs, and the

---------------
(dollars in thousands, except share data)

Specialty and Fine Chemicals segment due primarily to lower plant volume. The gross margin for 2000 was 36.0% versus 34.5% in 1999.

     Selling, general and administrative expenses as a percentage of gross sales were 16.7% in 2000 versus 16.1% for 1999. Administration costs increased due to the acquisitions of Biowhittaker Molecular Applications in July 1999, Conti in March 2000 and Irotec in March 1999, and the shutdown of The Humphrey Chemical Company, Inc. These increases were partially offset by the continued benefit from the consolidation of administrative functions in the Specialty and Fine Chemical, and Animal Health/Agriculture businesses, as well as a first quarter insurance recovery related to previously incurred environmental expenses.

     Research and development expenses of $14,267 were 2.9% of gross sales in 2000, and were at the same levels as 1999.

     The operating profit in 2000 was $81,024, an increase of 17.1% (7.7% excluding the effect of Vitamin B-3 accrual) compared to 1999. This increase is due to the increased sales and improved gross margin.

     Net interest expense of $11,487 in 2000 reflected an increase of $1,764 from 1999 as a result of the additional financing for acquisitions and increased interest rates. The average interest rate was 6.7% in 2000 versus 6.1% in 1999.

     The provision for income taxes in 2000 resulted in an effective rate of 29% versus 32% (excluding the effect of the $6,000 Vitamin B-3 accrual in 1999). The decrease in the tax rate was due to the favorable outcome of tax audits, R&D tax credit programs and reconciliation of actual tax filings with previous accruals. In addition, the Company continues to benefit from international tax treaties and foreign income taxed at a lower overall effective tax rate as compared to the U.S. statutory rate.

     The Company's net income in 2000 increased to $49,605 compared with net income of $44,132 in 1999 (excluding the impact of the $6,000 Vitamin B-3 accrual in 1999).

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

     The unfavorable effects of foreign currencies are attributable primarily to significant exchange rate fluctuations in the Italian Lire against the U.S. dollar in 1999. The Swedish Krona, Pound Sterling and Irish Punt were also negatively affected in 1999.

     The Human Health Segment gross sales of $225,660 were $30,894 (16%) above 1998. This segment's increase was in Active Pharmaceutical Ingredients, which were up $34,791 (29%). Personal Care Ingredients were down $2,071 (12%) and Catalysts were down $1,331 (16%) from 1998.

     Active Pharmaceutical Ingredient sales of $155,250 were $34,791 (29%) above the prior year due to strong demand for our gastro-intestinal products used for treating ulcerative colitis, increased shipments of central nervous system and cardiovasular preparations, new products, and sales from the acquisition of Irotec in March 1999 of $14,587. Active Pharmaceutical Ingredients include active ingredients used in products for gastro-intestinal, cardiovascular, endocrine, central nervous system, respiratory, diuretics, anti-infective, anti-inflammatory, immunology and various other uses. Pharmaceutical Intermediate sales of $25,995 were roughly at the same level as 1998 with new products used for a cholesterol reducing drug and central nervous system applications, as well as additional products from the Irotec acquisition, offsetting no sales of aminodioxepin (AOA) ($7,600 in 1998), a drug intermediate used in the production of a protease inhibitor

---------------
(dollars in thousands, except share data) for the treatment of AIDS, due to the customer changing their production method. Personal Care Ingredients of $14,706 were $2,071 (12%) below 1998 due to reduced Pyridine sales for the pharmaceutical market both in the U.S. and for the export market. Catalyst sales used in the pharmaceutical market of $6,950 were $1,331 (16%) below 1998 levels due to lower sales of Vitride.

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

     Sales for 1999 from cell culture products of $47,434 were $3,659 (8%) above the prior year, and sales from endotoxin detection products of $21,864 were $3,012 (16%) above the prior year due to increased shipments.

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

     Performance Enhancing Chemical sales of $76,441 were $5,412 (7%) below 1998 levels. Key decreases were in sales of pyridine products used in specialty additives, Suconox (used as an anti-oxidant in plastic resins), and ASA's (alkenyl succinic anhydrides used in the fuel oil industries as additives). Polymer system sales of $42,877 were up $66 due to additional customers for encapsulants used in telecommunications. These increases were offset by reduced demand for castor based polymer and telecommunication products, and the Company's decision not to sell into low margin resale markets.

     Export sales from U.S. businesses were $40,610 compared with $42,722 in 1998. International sales, comprised of all sites from our operations in Europe, totaled $192,038 compared with $156,844 in 1998.

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

     Selling, general and administrative expenses as a percentage of gross sales was 16.1% in 1999, compared to 17.3% in 1998. This decrease was mainly due to the reduction of $3.3 million in 1999 compared to 1998 for administrative costs at the Corporate group and a reorganization at some of the Specialty Chemical sites which was started in 1998. Increases in marketing and sales were due to additional promotional and compensation expenses attributed to upgrading biosciences marketing efforts in the U.S. and Europe. In 1999, the Company incurred an additional $194 in environmental expenses and reversed $1,200 from the reserve, thereby decreasing the total reserve by $1,394. In addition, the Company settled certain environmental claims involving the Cosan Chemical Company (a subsidiary) with insurance companies for $1,150. The Company

---------------
(dollars in thousands, except share data) conducts periodic reviews of its environmental and litigation matters, prepares estimates of the range of potential future costs of each matter wherever possible, and adjusts the accruals for environmental contingencies as circumstances warrant.

     Research and Development expenses of $14,255 were 2.9% of gross sales in 1999 versus $13,956 (3.2% of gross sales) in 1998. The decreased percentage was due to reduced contract research and reduced R&D spending by the Zeeland, Michigan facility due to a reorganization of the Specialty Chemical sites. Total spending increased due to the biosciences spending at BioWhittaker Molecular Applications, Inc. (formerly the BioProducts division of FMC Corporation).

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow from operations was $88,672 for the year ended December 31, 2000 compared with $88,011 in 1999. The increase in cash flow is primarily due to increased revenues, as well as increased current liabilities and lower payments for income taxes, partially offset by higher inventories. Cash flows used in investing activities included capital expenditures of $39,456, and the acquisition of Conti BC NV, Lumitech Limited and Arizona Chemical product line. Cash flows used in financing activities of $53,300 included net repayment of debt of $55,147 and payment of $2,991 in dividends partially offset by $11,150 in proceeds from the exercise of stock options.

     Capital expenditures were $39,456 in 2000, $30,529 in 1999 and $43,007 in 1998. Part of the funds were used for the purchase of the land occupied by the Seal Sands facility in Middlesbrough, England, a new product facility and waste treatment plant at the Nordic Synthesis AB facility in Sweden, a new Q.C. laboratory at Profarmaco Srl in Italy and the new Technical Center of Excellence in New Jersey.

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

---------------
(dollars in thousands, except share data)

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

     The undrawn borrowing availability under the Agreement as of December 31, 2000 and 1999 was $235,500 and $181,500 respectively. There is $164,500 outstanding as of December 31, 2000. Management is of the opinion that these amounts, together with cash flows from operations, are adequate for meeting the Company's operating, financing and capital requirements.

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

  Currency Risk Management

     The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by our international operations which are primarily denominated in the U.S. dollar, Euro currency, and British pound sterling. The Company currently uses foreign currency exchange forward contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The net notional amount of these contracts at December 31, 2000, excluding $7,213 of inter-company contracts, was $41,495, which the Company estimates to be approximately 60% of the non-local currency exposure during the period. Unrealized foreign exchange contract losses do not subject the Company's actual results to risk as gains or losses on these contracts generally offset gains or losses on the transactions that are hedged.

     Given the unlikely scenario that the operating companies' non-local currency collections match their forecast, and that all collections move 10% against their local currencies, no more than $3,200 of pre-tax profits for a twelve-month period would be at risk. This is based on a non-hedged risk of $32,292. This residual risk allows for an over-forecasting margin of error and prevents over hedging of actual operating risk. As of December 31, 2000, the combined non-local currency forecasted net collections amounted to $112,000. Offsetting this exposure are the expected $31,000 U.S. dollar inter-company payments from the combined European sites. The remaining $81,000 forecasted exposure was partially hedged ($48,708) with major banks to reduce the non-hedged risk to $32,292.

  Interest Rate Management

     The Company's interest paid to support the debt increased over the past year due primarily to higher rates. Each of the interest rate options in the Revolving Credit Agreement includes floating rates. This arrangement has the advantage of making lower interest rates available in a declining market. However, it also exposes the company to any upward swings in interest rates. For example, based on the company's current net debt outstanding, an annual interest rate increase of 100 basis points would increase interest expense and thus

---------------
(dollars in thousands, except share data) decrease the company's after-tax profitability by $975 after tax. Fortunately, movement in interest rates is a risk that can be controlled.

     The Company has employed a plan to control interest rate risk. To limit the risk of interest rates rising above a tolerable level, the Company would pay a premium now in order to obtain a fixed interest rate at a predetermined cost in the future. That premium, or Swap, stabilizes interest costs by converting floating or variable rates to fixed rates through a contract with a financial institution. We monitor the Company's debt position and market trends to protect it from any unforeseen shifts in interest rates.

     As of December 31, 2000, the Company had eight interest rate Swaps in place with an aggregate notional value of $85,000, at an average rate of 5.92%, and with varying maturity dates through the year 2003. The Company's strategy has been to cover approximately 40% of outstanding bank debt with interest rate protection.

ENVIRONMENTAL

     In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites (Superfund sites). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other noncurrent liabilities, of $2,300 and $3,400 at December 31, 2000 and 1999, respectively, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents management's best estimate of what it believes are the reasonably possible environmental cleanup related costs of a non-capital nature. During the past three-year period, cash payments for environmental cleanup related matters were $0, $200 and $1,800 for 2000, 1999 and 1998, respectively. There were no provisions for environmental contingencies during the past three-year period. The Company reduced reserves by approximately $1,100 and $1,200 during the third quarters of 2000 and 1999, respectively, as a result of revised estimates. In addition, the Company settled certain environmental claims involving the Cosan Chemical Corporation (a subsidiary) with insurance companies for $1,812 in 2000 and $1,150 in 1999. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

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

---------------
(dollars in thousands, except share data)

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

     On February 9, 2001, a federal court in Washington, DC entered an Order and Stipulated Permanent Injunction as part of a settlement of the FTC and Attorneys General's suits. Under these settlement documents Mylan has agreed to pay over $140 million on its own behalf and on behalf of most of the other defendant companies including Cambrex and Profarmaco. In the Order and Injunction, the settling defendants also agreed to monitor certain future conduct.

     The Company strongly believes that its licensing arrangements with Mylan are in accordance with regulatory requirements and will vigorously defend the various other lawsuits and class actions. However, the Company and Mylan have terminated the exclusive license to the drug master files as of December 31, 1998. In entering these licensing arrangements, the Company elected not to raise the price of its products and had no control or influence over the pricing of its final generic product. Some private litigation will continue. Until recently, Mylan had been fully covering the costs for the defense and indemnity of Cambrex and Profarmaco under certain obligations set forth in the license agreements. Cambrex has now agreed to cover separate legal defense costs incurred for Cambrex and Profarmaco on a going forward basis beginning August 1, 2000. These costs are not expected to be significant.

     On May 14, 1998, the Company's Nepera subsidiary, a manufacturer and seller of niacinamide (Vitamin B-3), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. The Company understands that the subpoena was issued as part of the Federal Government's ongoing anti-trust investigation into various business practices in the vitamin industry generally. In the fourth quarter of 1999, the Company reached a settlement with the Government concerning Nepera's alleged role in Vitamin B-3 violations from 1992 to 1995. On October 13, 2000, the Government settlement was finalized with Nepera entering into a voluntary plea agreement with the Department of Justice. Under this agreement, Nepera has entered a plea of guilty to one count of price fixing and market allocation of Vitamin B-3 from 1992 to 1995 in violation of section one of the Sherman Act and has agreed to pay a fine of $4,000. Nepera will be on probation for one year. The fine, for which we are fully reserved, was paid in February 2001. Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3.

     An accrual of $6,000 was recorded in the fourth quarter 1999 to cover the anticipated government settlement, related litigation, and legal expenses. The balance of this accrual as of December 31, 2000 was $5,301. This accrual has been recorded in Accounts Payable and Accrued Liabilities.

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

---------------
(dollars in thousands, except share data)

Statement No. 133" (SFAS 137). SFAS 137 defers the effective date of FASB 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). In addition, Statement of Financial Accounting Standard No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued in June 2000 which amended certain accounting and reporting standards of SFAS 133. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The fair value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitment's fair value; changes in the fair value of the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Adoption of this statement is not expected to have a material impact on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidelines in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, the SEC has issued related guidance, which has extended the implementation date of SAB 101 until the fourth quarter of 2000. SAB 101 did not have a material impact on the Company's financial statements.

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

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

                                                                  PAGE NUMBER
                                                                (IN THIS REPORT)
                                                                ----------------
Report of Independent Accountants...........................           23
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................           24
Consolidated Income Statements for the Years Ended December
  31, 2000, 1999 and 1998...................................           25
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998..............           26
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................           27
Notes to Consolidated Financial Statements..................           28
Consolidated Quarterly Financial Data (unaudited) for the
  Years Ended December 31, 2000 and 1999....................           53

     The consolidated financial statements and financial statement schedule are filed pursuant to Item 14 of this report.

---------------
(dollars in thousands, except share data)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cambrex Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Cambrex Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

January 19, 2001

                      CAMBREX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 21,721    $ 39,796
  Trade receivables, less allowances of $1,354 and $799 at
     respective dates.......................................    76,394      72,227
  Inventories, net..........................................   107,616      92,439
  Deferred tax assets.......................................    14,743      16,422
  Prepaid expenses and other current assets.................    12,380      14,403
                                                              --------    --------
          Total current assets..............................   232,854     235,287
Property, plant and equipment, net..........................   287,338     280,163
Intangible assets, net......................................   149,199     149,307
Other assets................................................    11,709       8,890
                                                              --------    --------
          Total assets......................................  $681,100    $673,647
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 78,198    $ 57,567
  Income taxes payable......................................     9,224      11,276
  Short-term debt and current portion of long-term debt.....     1,484       3,279
                                                              --------    --------
Total current liabilities...................................    88,906      72,122
Long-term debt..............................................   168,591     225,922
Deferred tax liabilities....................................    61,531      55,172
Other noncurrent liabilities................................    24,451      25,066
                                                              --------    --------
          Total liabilities.................................   343,479     378,282
Commitments and contingencies
Stockholders' equity:
  Common Stock, $.10 par value; issued 27,433,170 and
     26,719,924 shares at respective dates..................     2,769       2,667
  Additional paid-in capital................................   181,698     166,288
  Retained earnings.........................................   214,269     167,655
  Treasury stock, at cost; 2,193,945 and 2,100,690 shares at
     respective dates.......................................   (13,010)    (10,172)
  Accumulated other comprehensive income/(loss).............   (48,105)    (31,073)
                                                              --------    --------
          Total stockholders' equity........................   337,621     295,365
                                                              --------    --------
          Total liabilities and stockholders' equity........  $681,100    $673,647
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Gross sales................................................  $492,544    $484,560    $441,683
Net revenues...............................................   484,246     481,388     457,241
  Cost of goods sold.......................................   306,751     314,225     293,824
                                                             --------    --------    --------
Gross profit...............................................   177,495     167,163     163,417
  Selling, general and administrative......................    82,204      77,729      76,594
  Research and development.................................    14,267      14,255      13,956
  Vitamin B-3 provision....................................        --       6,000          --
                                                             --------    --------    --------
Operating profit...........................................    81,024      69,179      72,867
Other (income) expenses
  Interest income..........................................    (2,217)     (2,286)     (2,073)
  Interest expense.........................................    13,704      12,009      12,300
  Other -- net.............................................      (329)        555         945
                                                             --------    --------    --------
Income before income taxes.................................    69,866      58,901      61,695
Provision for income taxes.................................    20,261      20,769      22,593
                                                             --------    --------    --------
Net income.................................................  $ 49,605    $ 38,132    $ 39,102
                                                             ========    ========    ========
Earnings per share of common stock and common stock
  equivalents:
  Basic....................................................  $   1.98    $   1.55    $   1.62
  Diluted..................................................  $   1.90    $   1.49    $   1.54
Weighted average shares outstanding:
  Basic....................................................    25,015      24,572      24,194
  Diluted..................................................    26,157      25,613      25,412

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                              COMMON STOCK                                                            ACCUMULATED
                                         ----------------------   ADDITIONAL                                             OTHER
                                           SHARES     PAR VALUE    PAID-IN     RETAINED   TREASURY   COMPREHENSIVE   COMPREHENSIVE
                                           ISSUED      ($.10)      CAPITAL     EARNINGS    STOCK     INCOME/(LOSS)   INCOME/(LOSS)
                                         ----------   ---------   ----------   --------   --------   -------------   -------------
BALANCE AT DECEMBER 31, 1997...........  12,967,287    $1,295      $154,406    $ 96,027   $ (9,458)                    $(15,041)
  Comprehensive income/(loss)
    Net Income.........................                                          39,102                $ 39,102
                                                                                                       --------
    Other comprehensive
      income/(loss)....................
      Foreign currency translation
        adjustments....................                                                                   5,522
      Minimum pension liability
        adjustment.....................                                                                  (2,031)
                                                                                                       --------
    Other comprehensive
      income/(loss)....................                                                                   3,491           3,491
                                                                                                       --------
  Comprehensive income.................                                                                $ 42,593
                                                                                                       ========
    Cash dividends at $0.11 per
      share............................                                          (2,658)
    Exercise of stock options..........     472,575        47         7,148                   (462)
    Tax benefit of stock options
      exercised........................                               2,977
    Shares issued to Board of
      Directors........................                                 104
    Shares issued under savings plan...                                 203                     79
    Two-for-one split..................  13,133,462     1,313        (1,313)
                                         ----------    ------      --------    --------   --------                     --------
BALANCE AT DECEMBER 31, 1998...........  26,573,324    $2,655      $163,525    $132,471   $ (9,841)                    $(11,550)
  Comprehensive income/(loss)
    Net Income.........................                                          38,132                $ 38,132
                                                                                                       --------
    Other comprehensive
      income/(loss)....................
      Foreign currency translation
        adjustments....................                                                                 (19,889)
      Minimum pension liability
        adjustment.....................                                                                     366
                                                                                                       --------
    Other comprehensive
      income/(loss)....................                                                                 (19,523)        (19,523)
                                                                                                       --------
  Comprehensive income/(loss)..........                                                                $ 18,609
                                                                                                       ========
    Cash dividends at $0.12 per
      share............................                                          (2,948)
    Exercise of stock options..........     146,600        12         2,134                   (447)
    Tax benefit of stock options
      exercised........................                                 548
    Shares issued to Board of
      Directors........................                                  81                    116
                                         ----------    ------      --------    --------   --------                     --------
BALANCE AT DECEMBER 31, 1999...........  26,719,924    $2,667      $166,288    $167,655   $(10,172)                    $(31,073)
  Comprehensive income/(loss)
    Net Income.........................                                          49,605                $ 49,605
                                                                                                       --------
    Other comprehensive income/loss....
      Foreign currency translation
        adjustments....................                                                                 (17,511)
      Minimum pension liability
        adjustment.....................                                                                     479
                                                                                                       --------
    Other comprehensive
      income/(loss)....................                                                                 (17,032)        (17,032)
                                                                                                       --------
  Comprehensive income/(loss)..........                                                                $ 32,573
                                                                                                       ========
    Cash dividends at $0.12 per
      share............................                                          (2,991)
    Exercise of stock options..........     713,246       102        11,150                 (2,838)
    Tax benefit of stock options
      exercised........................                               4,260
                                         ----------    ------      --------    --------   --------                     --------
BALANCE AT DECEMBER 31, 2000...........  27,433,170    $2,769      $181,698    $214,269   $(13,010)                    $(48,105)
                                         ==========    ======      ========    ========   ========                     ========


                                             TOTAL
                                         STOCKHOLDERS'
                                            EQUITY
                                         -------------
BALANCE AT DECEMBER 31, 1997...........    $227,229
  Comprehensive income/(loss)
    Net Income.........................      39,102
    Other comprehensive
      income/(loss)....................
      Foreign currency translation
        adjustments....................
      Minimum pension liability
        adjustment.....................
    Other comprehensive
      income/(loss)....................       3,491
  Comprehensive income.................
    Cash dividends at $0.11 per
      share............................      (2,658)
    Exercise of stock options..........       6,733
    Tax benefit of stock options
      exercised........................       2,977
    Shares issued to Board of
      Directors........................         104
    Shares issued under savings plan...         282
    Two-for-one split..................          --
                                           --------
BALANCE AT DECEMBER 31, 1998...........    $277,260
  Comprehensive income/(loss)
    Net Income.........................      38,132
    Other comprehensive
      income/(loss)....................
      Foreign currency translation
        adjustments....................
      Minimum pension liability
        adjustment.....................
    Other comprehensive
      income/(loss)....................     (19,523)
  Comprehensive income/(loss)..........
    Cash dividends at $0.12 per
      share............................      (2,948)
    Exercise of stock options..........       1,699
    Tax benefit of stock options
      exercised........................         548
    Shares issued to Board of
      Directors........................         197
                                           --------
BALANCE AT DECEMBER 31, 1999...........    $295,365
  Comprehensive income/(loss)
    Net Income.........................      49,605
    Other comprehensive income/loss....
      Foreign currency translation
        adjustments....................
      Minimum pension liability
        adjustment.....................
    Other comprehensive
      income/(loss)....................     (17,032)
  Comprehensive income/(loss)..........
    Cash dividends at $0.12 per
      share............................      (2,991)
    Exercise of stock options..........       8,414
    Tax benefit of stock options
      exercised........................       4,260
                                           --------
BALANCE AT DECEMBER 31, 2000...........    $337,621
                                           ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   --------
Cash flows from operations:
  Net income................................................  $  49,605   $  38,132   $ 39,102
  Depreciation and amortization.............................     42,094      42,328     40,132
  Vitamin B-3 provision.....................................         --       6,000         --
  Reimbursement/reversal of environmental contingencies.....     (2,912)     (2,350)      (800)
  Provision for inventories.................................      2,599       4,486      6,046
  Deferred income tax provision.............................     (5,981)       (181)     2,189
  Changes in assets and liabilities (net of assets and
     liabilities acquired):
     Receivables............................................     (5,260)     (8,881)    (2,274)
     Inventories............................................    (17,263)      8,893    (10,867)
     Prepaid expenses and other current assets..............      2,112        (149)    (2,711)
     Accounts payable and accrued liabilities...............     13,364      (6,036)     3,383
     Income taxes payable...................................     13,873       2,366      4,407
     Other noncurrent assets and liabilities................     (3,559)      3,403      2,079
                                                              ---------   ---------   --------
     Net cash provided from operations......................     88,672      88,011     80,686
                                                              ---------   ---------   --------
Cash flows from investing activities:
  Capital expenditures......................................    (39,456)    (30,529)   (43,007)
  Acquisition of businesses (net of cash acquired)..........    (12,488)    (75,336)   (15,199)
  Other investing activities................................        111        (841)     1,948
                                                              ---------   ---------   --------
     Net cash (used in) investing activities................    (51,833)   (106,706)   (56,258)
                                                              ---------   ---------   --------
Cash flows from financing activities:
  Dividends.................................................     (2,991)     (2,946)    (2,658)
  Net (decrease) increase in short-term debt................     (3,754)      1,761     (1,406)
  Long-term debt activity (including current portion):
     Borrowings.............................................     45,800      52,500     37,000
     Repayments.............................................   (100,947)    (24,291)   (40,430)
  Proceeds from the issuance of common stock................     11,150       2,775     10,325
  Purchase of treasury stock................................     (2,838)       (331)      (229)
  Other.....................................................        280         366     (2,031)
                                                              ---------   ---------   --------
     Net cash (used in) provided from financing
       activities...........................................    (53,300)     29,834        571
                                                              ---------   ---------   --------
Effect of exchange rate changes on cash.....................     (1,614)    (19,870)     2,059
                                                              ---------   ---------   --------
Net (decrease) increase in cash and cash equivalents........    (18,075)     (8,731)    27,058
Cash and cash equivalents at beginning of year..............     39,796      48,527     21,469
                                                              ---------   ---------   --------
Cash and cash equivalents at end of year....................  $  21,721   $  39,796   $ 48,527
                                                              =========   =========   ========
Supplemental disclosure:
  Interest paid (net of capitalized interest)...............  $  14,909   $  11,105   $ 13,660
  Income taxes paid.........................................  $  16,578   $  20,277   $ 16,767
Noncash transactions:
  Additional minimum pension liability (eliminated from)
     charged to stockholders' equity........................  $    (479)  $    (366)  $  2,031
  Liabilities established under deferred compensation
     plan...................................................  $  (1,292)  $    (467)  $   (868)
  Tax benefit on stock options exercised....................  $   4,260   $     548   $  2,977
  Liabilities assumed in connection with acquisition........  $  10,454   $   5,436   $     --

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(1) THE COMPANY

     Cambrex Corporation and Subsidiaries (the "Company" or "Cambrex") primarily provides products and services worldwide to the lifesciences industry. The Company operates in four segments, Human Health, Biosciences, Animal Health/Agriculture, and Specialty and Fine Chemicals.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in other (income) expense, net. Interest is capitalized in connection with the construction and acquisition of assets. The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset's estimated useful life. Total interest capitalized in connection with ongoing construction activities in 2000, 1999 and 1998 amounted to $1,307, $1,670 and $533, respectively.

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

  Impairment of Long-Lived Assets

     The Company assesses the impairment of its long-lived assets, including intangible assets, and property, plant and equipment, whenever economic events or changes in circumstances indicate that the carrying amounts of the assets may not recoverable. Long lived assets are considered to be impaired when the sum of the undiscounted expected future operating cash flows is less than the carrying amounts of the related assets.

  Revenue Recognition

     Revenues are recognized when products are shipped and title has passed to the customer. Royalties are recognized as earned in accordance with royalty agreements.

  Income Taxes

     Deferred income taxes reflect the differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws currently enacted.

     The Company and its eligible subsidiaries file a consolidated U.S. income tax return. Certain subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. income tax return. U.S. income taxes are provided on a repatriation of a portion of current and accumulated foreign earnings and consider applicable foreign tax credits. The repatriation of dividends occurred due to an expected tax law change, and there is no plan to repatriate dividends in the future. Cambrex has adopted a policy to indefinitely reinvest the unremitted earnings of certain non-U.S. subsidiaries, and as such, separate provisions for income taxes have been determined for these entities and U.S. taxes have not been provided on their unremitted earnings. At December 31, 2000, 1999 and 1998, the cumulative amount of unremitted earnings of non-U.S. subsidiaries was $0, $49,427, and $28,850, respectively.

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

  Environmental Costs

     In the ordinary course of business, like most other industrial companies, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. The Company's policy is to accrue environmental cleanup related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. Such accruals are adjusted as further information develops or circumstances change. For certain matters, the Company expects to share costs with other parties. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed certain.

  Foreign Currency

     The functional currency of the Company's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses relating to transactions of a long-term investment nature are accumulated in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the results of operations as a component of other revenues in 2000, 1999 and 1998. Foreign currency net transaction gains (losses) were $(4,095), $83 and $2,019 in 2000, 1999 and 1998, respectively.

  Earnings Per Common Share

     All diluted earnings per share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method.

     Earnings per share calculations are as follows:

                                                            FOR THE YEARS ENDED,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Numerator:
Income available to common stockholders...............  $49,605    $38,132    $39,102
Denominator:
Basic weighted average shares outstanding.............   25,015     24,572     24,194
Effect of dilutive stock options......................    1,142      1,041      1,218
                                                        -------    -------    -------
Diluted weighted average shares outstanding...........   26,157     25,613     25,412
Basic earnings per share..............................  $  1.98    $  1.55    $  1.62
Diluted earnings per share............................  $  1.90    $  1.49    $  1.54

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Freight Billing and Costs

     The Company bills a substantial portion of freight cost incurred on shipments to customers. Freight costs and amounts billed to customers are recorded within net revenues. These amounts are not material to the Company's operating results.

(3) ACQUISITIONS

     On March 2, 2000, the Company completed the acquisition of Conti BC NV, a manufacturer and supplier of pharmaceutical intermediates and active pharmaceutical ingredients, located in Landen, Belgium. The Company paid approximately $6,200 in cash and assumed debt for the business. At the time of the transaction, goodwill was recorded at $451 and is being amortized over 20 years.

     On July 24, 2000, the Company completed the acquisition of Lumitech, Limited, an emerging company based in Nottingham, United Kingdom, which provides products and services used in the high throughput screening market for drug discovery. The Company paid approximately $4,700 in cash at closing, the majority of which was recorded as patents and other intangibles, with additional future performance-based payments of up to $16,000 due over the next five years. The acquired patents and other intangibles are being amortized over 15-20 years.

     On August 29, 2000, Cambrex Corporation announced that its CasChem, Inc. subsidiary had licensed the castor oil based ester products business from Arizona Chemical, Jacksonville, FL through a perpetual licensing agreement for approximately $4.5 million. The agreement provides CasChem with process technologies, customer lists, and supply of raw materials. The ester products are used in personal care and coatings applications. The acquisition cost is included in intangible assets at December 31, 2000 and is being amortized over 10 years. As part of the transaction, CasChem entered into a five-year supply agreement with Arizona Chemical to manufacture a line of tall oil based products used in the lubricant and lithographic ink markets.

     On January 4, 1999, the Company acquired Poietic Technologies, Inc. ("Poietics"), the leading supplier of normal human cells of hematopoietic origin. The Company paid $2,500 cash and will pay future consideration based on the performance of the business.

     On March 12, 1999, Cambrex completed the acquisition of Irotec Laboratories Ltd. ("Irotec"), a supplier of active pharmaceutical ingredients (APIs) located in Cork, Ireland. Cambrex paid approximately $37,560 for the business, net of cash acquired, which was financed through the Company's cash reserves. The excess of the purchase price over the fair value of the net assets acquired was approximately $9,330 and was recorded as goodwill and is being amortized over 20 years using the straight-line method.

     On July 12, 1999, Cambrex completed the acquisition of FMC Corporation's BioProducts business, which has been renamed BioWhittaker Molecular Applications ("BMA"). The business, which serves the life sciences industry, is the world's largest manufacturer of electrophoresis media based on the polymer agarose. The transaction includes two operating facilities in Rockland, Maine and Copenhagen, Denmark. Camberex paid approximately $38,000 for the business, of which $31,000 was financed through the Company's revolving credit agreement and $7,000 through the Company's cash reserves. The excess of the purchase price over the fair value of the net assets acquired was approximately $25,420 and was recorded as goodwill and will be amortized over 20 years using the straight-line method.

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

     On May 12, 1998, Cambrex completed the acquisition of certain assets of the biopharmaceutical manufacturing and distribution business of Boerhinger Ingelheim Bioproduct Partnership (BIBP) for $3,871, including acquisition cost of $621. The assets acquired include a state-of-the-art cell culture and media manufacturing facility in Verviers, Belgium, and inventory for certain cell culture, endotoxin detection and molecular biology products. The majority of the acquisition was funded through cash reserves.

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

     The above acquisitions have been accounted for under the purchase method of accounting and accordingly the results of operations of the acquisitions are included in the accompanying consolidated financial statements from the date of acquisition. Assets acquired and liabilities assessed have been recorded at their fair values.

(4) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 was originally effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133" (SFAS
137). SFAS 137 defers the effective date of FASB 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). In addition, Statement of Financial Accounting Standard No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued in June 2000 which amended certain accounting and reporting standards of SFAS 133. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The fair value hedge transactions in which the Company is hedging

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(4) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)

changes in an asset's, liability's or firm commitment's fair value; changes in the fair value of the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Adoption of this statement is not expected to have a material impact on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidelines in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, the SEC has issued related guidance, which has extended the implementation date of SAB 101 until the fourth quarter of 2000. SAB 101 did not have a material impact on the Company's financial statements.

(5) INVENTORIES

     Inventories consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------    -------
Finished goods..........................................  $ 44,437    $34,509
Work in process.........................................    33,601     27,214
Raw materials...........................................    25,156     26,322
Supplies................................................     4,422      4,394
                                                          --------    -------
          Total.........................................  $107,616    $92,439
                                                          ========    =======

(6) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         2000         1999
                                                       ---------    ---------
Land.................................................  $  19,691    $  12,908
Buildings and improvements...........................     93,660       87,914
Machinery and equipment..............................    334,308      328,492
Furniture and fixtures...............................     11,637        9,499
Construction in progress.............................     48,456       31,721
                                                       ---------    ---------
          Total......................................    507,752      470,534
Accumulated depreciation.............................   (220,414)    (190,371)
                                                       ---------    ---------
  Net................................................  $ 287,338    $ 280,163
                                                       =========    =========

     Depreciation expense amounted to $31,939, $33,118, and $30,547 for the years ended December 31, 2000, 1999 and 1998, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(7) INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Goodwill...............................................  $131,895    $135,301
Other..................................................    71,672      60,457
                                                         --------    --------
          Total........................................   203,567     195,758
Accumulated amortization...............................   (54,368)    (46,451)
                                                         --------    --------
     Net...............................................  $149,199    $149,307
                                                         ========    ========

     Amortization expense amounted to $10,155, $9,210 and $9,585 for the years ended December 31, 2000, 1999 and 1998, respectively.

(8) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The components of accounts payable and accrued liabilities are as follows:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Accounts payable.........................................  $53,892    $33,650
Salaries, wages and employee benefits payable............    9,301      9,576
Vitamin B-3 provision....................................    5,301      6,000
Other accrued liabilities................................    9,704      8,341
                                                           -------    -------
          Total..........................................  $78,198    $57,567
                                                           =======    =======

(9) INCOME TAXES

     Income before taxes consisted of the following:

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 2000       1999       1998
                                                -------    -------    -------
Domestic......................................  $13,892    $32,912    $31,324
International.................................   55,974     25,989     30,371
                                                -------    -------    -------
          Total...............................  $69,866    $58,901    $61,695
                                                =======    =======    =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)

     The provision for income taxes consists of the following expenses
(benefits):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Current:
  Federal.............................................  $ 8,359    $11,587    $14,377
  State...............................................      336        178        696
  International.......................................   17,547      9,185      5,331
                                                        -------    -------    -------
                                                        $26,242     20,950     20,404
                                                        -------    -------    -------
Deferred:
  Federal.............................................   (6,959)       765     (2,481)
  State...............................................       --         61       (167)
  International.......................................      978     (1,007)     4,837
                                                        -------    -------    -------
                                                         (5,981)      (181)     2,189
                                                        -------    -------    -------
          Total.......................................  $20,261    $20,769    $22,593
                                                        =======    =======    =======

     The provision for income taxes differs from the statutory Federal income tax rate of 35% for 2000, 1999 and 1998 as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Income tax at Federal statutory rate..................  $24,453    $20,615    $21,594
State and local taxes (benefits), net of Federal
  income tax benefits.................................      218        239        522
Difference between Federal statutory rate and
  statutory rates non-U.S. income.....................   (1,233)       940       (945)
Reversal of valuation allowance for international NOL
  carryforward........................................       --     (2,414)        --
Research and experimentation credits..................   (1,458)      (255)      (150)
Non-taxable international income accrual..............   (2,653)    (2,275)        --
Foreign Tax Credits...................................   (2,884)       (97)      (311)
Non-deductible provision for Vitamin B-3..............      (78)     2,014         --
Other.................................................    3,896      2,002      1,883
                                                        -------    -------    -------
                                                        $20,261    $20,769    $22,593
                                                        =======    =======    =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)

     The components of deferred tax assets and liabilities as of December 31, 2000 and 1999 relate to temporary differences and carryforwards as follows:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Deferred tax assets:
  Acquisition reserves...................................  $   636    $ 1,284
  Environmental..........................................      846      1,228
  Net operating loss carryforwards.......................    2,732         --
  Inventory..............................................    1,883      4,322
  Employee benefits......................................    3,730      3,963
  Receivables............................................      187         27
  Capital Assets.........................................    2,042      3,626
  Other..................................................    5,376      1,972
                                                           -------    -------
  Net current deferred tax assets........................   17,432     16,422
  Valuation allowances...................................   (2,689)        --
                                                           -------    -------
          Total net deferred tax assets..................  $14,743    $16,422
                                                           =======    =======
Deferred tax liabilities:
  Depreciation...........................................  $33,416    $30,967
  Environmental Reserves.................................       --        796
  Intangibles............................................   11,777     14,963
  Italian Intangibles....................................    2,653      4,581
  Acquisition Reserve....................................    5,477         --
  Other Benefits.........................................       --      2,143
  Other..................................................    8,208      1,722
                                                           -------    -------
          Total net non-current deferred tax
            liabilities..................................  $61,531    $55,172
                                                           =======    =======

     Included within the change in the cumulative translation adjustment for the year ended December 31, 2000 is $7,104 related to the translation of deferred tax assets and liabilities of international operations.

     Under the tax laws of various international countries in which the Company operates, net operating losses (NOLs) may be carried forward, subject to statutory limitations, to reduce taxable income in future years. The tax effect of such international NOL carryforwards aggregated approximately $2,732 and $0 at December 31, 2000 and 1999. The change in valuation allowance for the years ended December 31, 2000 and 1999 was $2,689 and $(2,414), respectively. A valuation allowance has been established since management believes that it is not more likely than not that the full amount of deferred tax assets will be realized.

     During 1998, the Company made an election which allows the Italian subsidiary to deduct for tax purposes previously non-deductible intangible assets. The result of this election was a charge to 1998 earnings of $3,420 that resulted in net favorable tax benefits of $1,928 and $1,493 for 2000 and 1999, respectively, plus $2,653 projected for future years.

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

billion), Export Financing of $4,000 (Lire 8.0 billion) and Advances on Uncleared Deposits of $1,000 (Lire 2.0 billion). The Overdraft Protection and Export Financing facilities bear interest at varying rates when utilized, however, Advances on Uncleared Deposits (Ricevute Bancarie) bear no interest.

     Short-term debt at December 31, 2000 and 1999 consists of the following:

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Export financing facility..................................  $  724    $2,813
Other......................................................     323        --
                                                             ------    ------
                                                             $1,047    $2,813
                                                             ======    ======

     The 2000 and 1999 average interest rates were 6.9% and 6.6%, respectively.

(11) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Bank credit facilities(a)..............................  $164,500    $218,500
Capitalized leases(b)..................................     4,041       5,320
Notes payable..........................................       487       2,568
                                                         --------    --------
          Subtotal.....................................   169,028     226,388
Less: current portion..................................      (437)       (466)
                                                         --------    --------
          Total........................................  $168,591    $225,922
                                                         ========    ========

(a) On September 16, 1997, the Company entered into a five year Credit Agreement (the "Agreement"). The Agreement provides the Company with a $400,000 borrowing facility. Under this Agreement, the Company has pledged 66% of the common stock of the Company's international subsidiaries as collateral. The Agreement permits the Company to choose between various interest rate options and to specify the portion of the borrowing to be covered by specific interest rate options. Under the Agreement, the interest rate options available to the Company are: (a) U.S. Prime rate or (b) LIBOR plus the applicable margin (ranging from .225% to .5%) or (c) Competitive Bid at a LIBOR Rate Borrowing or a Fixed Rate Borrowing to be determined by auction. The applicable margin is adjusted based upon the Funded Indebtedess to Cash Flow Ratio of the Company. Additionally, the Company pays a commitment fee of between .15% to .25% on the entire portion of the Agreement. The 2000 and 1999 average interest rates were 6.7% and 6.1%, respectively.

On September 18, 1997, the Company utilized $60,000 of the Agreement in order to repay the then outstanding balance under the previously existing Revolving Credit Agreement. On September 30, 1997, the Company borrowed $126,000 to finance the acquisition of the outstanding common stock of BioWhittaker. Of this amount, approximately $116,000 was utilized on September 30, 1997. On October 3, 1997, an additional $12,000 was utilized to acquire the remaining 7% of BioWhittaker's common stock. During 1999, $31,000 was utilized to fund the acquisition of BioWhittaker Molecular Applications, Inc. In 2000, $12,488 was used for various acquisition activities. The undrawn borrowing availability under the Agreement as of December 31, 2000 was $235,500.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(11) LONG-TERM DEBT -- (CONTINUED)

The Agreement is subject to financial covenants requiring the Company to maintain certain levels of net worth and an interest coverage ratio, as well as a limitation on indebtedness. The Company met all of the bank covenants during 2000.

(b) The Company assumed six capital leases as part of the acquisition of Irotec in 1999 of $5,436. These leases are for various plant and equipment expiring in 2006 to be repaid in 28 equal quarterly installments. There is $4,041 outstanding at December 31, 2000.

The Company assumed a note payable as part of the acquisition of BioWhittaker in 1997 of $1,253. The note, bearing interest at 8%, is payable in annual installments of $340 and expires in 2001. There is $289 and $574 outstanding as of December 31, 2000 and 1999, respectively.

Aggregate maturities of long-term debt are as follows:

2001........................................................  $    437
2002........................................................   166,527
2003........................................................       904
2004........................................................       904
2005........................................................       256
Thereafter..................................................        --
                                                              --------
          Total.............................................  $169,028
                                                              ========

(12) DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to reduce exposures to market risks resulting from fluctuations in interest rates and foreign exchange rates. The Company does not enter into financial instruments for trading or speculative purposes. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap, forward exchange or put and call contracts. However, the Company does not anticipate non-performance by the counterparties.

  Interest Rate Swap Agreements

     The Company enters into interest rate Swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts. The notional amounts provide an indication of the extent of the Company's involvement in such agreements but do not represent its exposure to market risk. The following table shows the notional amounts outstanding, maturity dates, and the weighted average receive and pay rates of interest rate swap agreements as of December 31, 2000.

                                                               WEIGHTED AVG. RATE
NOTIONAL                                           MATURITY    -------------------
AMOUNTS                                              DATE      RECEIVE        PAY
--------                                           --------    --------      -----
$10,000..........................................    2002        6.75%       5.85%
$10,000..........................................    2003        6.50%       5.77%
$10,000..........................................    2002        6.76%       5.77%
$ 5,000..........................................    2002        6.75%       6.98%
$10,000..........................................    2001        6.75%       5.80%
$10,000..........................................    2003        6.80%       6.65%
$20,000..........................................    2001        6.50%       6.60%
$10,000..........................................    2002        6.66%       5.15%

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(12) DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)

     Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions. The fair value of these agreements were based on quoted market prices and was ($261) at December 31, 2000.

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

                                        2000                                      1999
                       --------------------------------------    --------------------------------------
                                                UNREALIZED                                UNREALIZED
                       NOTIONAL     FAIR      ---------------    NOTIONAL     FAIR      ---------------
                       AMOUNTS      VALUE     GAINS    LOSSES    AMOUNTS      VALUE     GAINS    LOSSES
                       --------    -------    -----    ------    --------    -------    -----    ------
Forward exchange
  contracts..........  $41,495     $41,120    $248      $623     $39,448     $40,563    $242     $1,357

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

(13) STOCKHOLDERS' EQUITY

     The Company has two classes of common shares designated Common Stock and Nonvoting Common Stock. Authorized shares of Common Stock were 60,000,000 at December 31, 2000 and 1999. Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 2000 and 1999.

     At December 31, 2000, authorized shares of Common Stock were reserved for issuance as follows:

Stock option plans........................................  3,710,604
Cambrex savings plan......................................    169,544
                                                            ---------
          Total shares....................................  3,880,148
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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(13) STOCKHOLDERS' EQUITY -- (CONTINUED)

     Nonvoting Common Stock with a par value of $.10, has equal rights with Common Stock, with the exception of voting power. Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock. As of December 31, 2000 and 1999, no shares of Nonvoting Common Stock were outstanding.

     The Company held treasury stock of 2,193,945 and 2,100,690 shares at December 31, 2000 and 1999, respectively, and are used for issuance to the Cambrex Savings Plan.

     The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 2000 and 1999, there was no preferred stock outstanding.

(14) STOCK OPTIONS

     The Company has eight stock-based compensation plans currently in effect. The 1983 Incentive Stock Option Plan ("1983 Plan") provides for the grant of options intended to qualify as incentive stock options to management and other key employees. The 1987 Stock Option Plan ("1987 Plan") provides for the granting to key employees both non-qualified stock options and incentive stock options. The 1989 Senior Executive Stock Option Plan ("1989 Plan") provides for the grant of options intended to qualify as additional incentives to the Company's Senior Executive Officers. The 1992 Stock Option Plan ("1992 Plan") provides for the granting to key employees both non-qualified stock options and incentive stock options. The 1993 Senior Executive Stock Option Plan ("1993 Plan") provides for the grant of options intended to qualify as additional incentives to the Company's Senior Executive Officers. The 1994 Stock Option Plan ("1994 Plan") provides for the granting to key employees both non-qualified and incentive stock options. The 1994 Plan also provides for the granting of non-qualified stock options to non-employee directors. The 1996 Performance Stock Option Plan ("1996" Plan) provides for the granting of options intended to qualify as additional incentives to management and other key employees. The 1996 Plan also provides for the granting of non-qualified stock options to non-employee directors. Options granted under the above plans vest and become exercisable nine years after date of grant, subject to acceleration if the publically traded price of the Company's common stock equals or exceeds levels determined by the Committee within certain time periods or in the event of a change in control.

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

     On April 27, 2000, the Company's Board of Directors approved The 2000 Performance Stock Option Plan (the "2000 Plan"), which provides for the granting of options intended to qualify as additional incentives to directors and key employees. Options granted under the 2000 Plan shall vest and become exercisable nine years after the date of grant, subject to acceleration if the publicly traded price of the Company's Common Stock equals or exceeds levels determined by the Committee within certain time periods or in the event of a change in control. Options shall have a term of no more than ten years from the date of grant. In addition, stock option awards may be transferred to a member of the Participant's immediate family or to a trust or similar vehicle for the benefit of such transferee.

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

     Had compensation cost for the Company's grants for stock-based compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with SFAS 123, the Company's net income, and net income per common share for 2000, 1999 and 1998 would approximate the pro forma amounts below :

                                                             2000      1999      1998
                                                            -------   -------   -------
Net income -- as reported.................................  $49,605   $38,132   $39,102
                                                            =======   =======   =======
Net income -- pro forma...................................  $40,736   $34,357   $35,951
                                                            =======   =======   =======
Diluted earnings per share -- as reported.................  $  1.90   $  1.49   $  1.54
                                                            =======   =======   =======
Diluted earnings per share -- pro forma...................  $  1.56   $  1.34   $  1.41
                                                            =======   =======   =======

     The pro forma compensation expense of $8,869, $3,775, and $3,151 for 2000, 1999 and 1998, respectively, was calculated based on the fair value of each option primarily using the Black-Scholes option-pricing model for non-performance options and a path dependent model for performance options, with the following assumptions for 2000, 1999 and 1998, respectively: (i) average dividend yield of 0.52%, 0.56% and 0.58% (ii) expected volatility of 28.8%, 24.1% and 24.5%, (iii) risk-free interest rate ranging from 5.31% to 6.69%, 5.32% to 5.42%, and 5.50% to 5.54% and (iv) expected life of 4-5 years.

     As of December 31, 2000, 4,915,896 options had been exercised. Shares of Common Stock subject to outstanding options under the stock option plans were as follows:

                                                         OPTIONS OUTSTANDING
                                        ------------------------------------------------------   OPTIONS EXERCISABLE
                                                                           WEIGHTED AVERAGE      --------------------
                                                                        ----------------------               WEIGHTED
                                                          OPTION         REMAINING                           AVERAGE
                          AUTHORIZED                     PRICE PER      CONTRACTUAL   EXERCISE    NUMBER     EXERCISE
                         FOR ISSUANCE   OUTSTANDING       SHARE $       LIFE (YRS.)   PRICE $    OF SHARES   PRICE $
                         ------------   -----------   ---------------   -----------   --------   ---------   --------
1983 Plan..............     648,000             --          --               --           --            --       --
1987 Plan..............     600,000             --          --               --           --            --       --
1989 Plan..............   1,200,000             --          --               --           --            --       --
1992 Plan..............     300,000         10,500         8.063            3.9         8.06        10,500     8.06
1993 Plan..............     900,000        124,000     6.625 - 8.063        2.8         6.90       124,000     6.90
1994 Plan..............     300,000         38,050     6.625 - 7.438       3.26         7.18        38,050     7.18
                                            10,500        11.4375          4.33        11.44        10,500    11.44
1996 Plan..............   3,000,000        963,700    12.373 - 17.500       5.1        13.91       963,700    13.91
                                           298,004    19.813 - 29.375      7.41        25.75       288,781    25.87
                                           610,093    30.938 - 44.188      9.37        42.52        66,500    35.18
1998 Plan..............   1,180,000        964,049    22.063 - 29.375      7.21        22.75       964,049    22.75
                                           160,339    34.750 - 44.188      9.53        41.83            --       --
2000 Plan..............     500,000        382,000    34.750 - 44.188       9.8        42.55            --       --
                          ---------      ---------                                               ---------
          Total
            shares.....   8,628,000      3,561,235    6.625 - 44.188                   26.18     2,466,080    18.85
                          =========      =========                                               =========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(14) STOCK OPTIONS -- (CONTINUED)
     Information regarding the Company's stock option plans is summarized below:

                                                                      WEIGHTED AVERAGE
                                                                  ------------------------
                                                      NUMBER OF   EXERCISE   FAIR VALUE $      OPTIONS
                                                       SHARES     PRICE $    AT GRANT DATE   EXERCISABLE
                                                      ---------   --------   -------------   -----------
Outstanding at December 31, 1997....................  2,713,550    13.28                      2,472,050
  Granted...........................................  1,237,050    23.35          9.59
  Exercised.........................................   (638,750)   11.19
  Cancelled.........................................    (57,000)   21.84
                                                      ---------
Outstanding at December 31, 1998....................  3,254,850    17.30                      2,141,800
  Granted...........................................    187,549    26.81          9.31
  Exercised.........................................   (146,600)    9.22
  Cancelled.........................................    (78,750)   27.11
                                                      ---------
Outstanding at December 31, 1999....................  3,217,049    18.05                      1,757,900
  Granted...........................................  1,182,182    41.99         16.88
  Exercised.........................................   (713,246)   15.81
  Cancelled.........................................   (124,750)   25.42
                                                      ---------
Outstanding at December 31, 2000....................  3,561,235    26.18                      2,466,080
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

     The Company has a Supplemental Executive Retirement Plan for key executives.

     The net periodic pension expense for both 2000 and 1999 is based on a twelve month period and on valuations of the plans as of January 1. However, the reconciliation of funded status is determined as of the September 30 measurement date.

     The funded status of these plans, incorporating fourth quarter contributions, as of September 30, 2000 and 1999 is as follows:

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)

                                                               2000       1999
                                                              -------    -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $32,354    $33,731
Service cost................................................    2,190      2,378
Interest cost...............................................    2,432      2,253
Amendments..................................................       --         --
Actuarial loss (gain).......................................   (2,118)    (4,855)
Acquisitions................................................       --        124
Benefits paid...............................................   (1,365)    (1,277)
                                                              -------    -------
Benefit obligation at end of year...........................   33,493     32,354
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............   28,699     25,820
Actual return on plan assets................................    2,319      3,631
Acquisitions................................................      250        525
Benefits paid...............................................   (1,365)    (1,277)
                                                              -------    -------
Fair value of plan assets at end of year....................   29,903     28,699
                                                              -------    -------
Funded status...............................................   (3,590)    (3,655)
Unrecognized prior service cost.............................    1,145      1,194
Unrecognized net (gain)loss.................................   (3,292)    (1,100)
Additional minimum liability................................   (1,397)    (1,988)
                                                              -------    -------
Prepaid (accrued) benefit at September 30,..................   (7,134)    (5,549)
4th quarter contributions...................................       --         --
                                                              -------    -------
Prepaid (accrued) benefit cost at December 31,..............  $(7,134)   $(5,549)
                                                              =======    =======

     The components of net periodic pension cost is as follows:

                                                         2000       1999       1998
                                                        -------    -------    -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost..........................................  $ 2,190    $ 2,378    $ 1,587
Interest Cost.........................................    2,432      2,253      2,108
Expected return on plan assets........................   (2,392)    (2,171)    (2,201)
Amortization of prior service cost....................       49         47         36
Recognized actuarial loss.............................       61        261        195
                                                        -------    -------    -------
Net periodic benefit cost.............................  $ 2,340    $ 2,768    $ 1,725
                                                        =======    =======    =======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
Discount rate.........................................     8.00%      7.75%      6.75%
Expected return on plan assets........................     8.00%      8.50%      8.50%
Rate of compensation increase.........................     5.00%      5.00%      5.00%

     The aggregate ABO (Accumulated Benefit Obligation) for those plans with ABO's in excess of plan assets is $4,631 in 2000. The aggregate fair value of assets for those plans with ABO's in excess of plan assets is $0 in 2000.

     Certain foreign subsidiaries of the Company maintain pension plans for their employees which conform to the common practice in their respective countries. The funded status of these plans, incorporating fourth quarter contributions, as of December 31, 2000 and 1999 is as follows:

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)

                                                               2000       1999
                                                              -------    -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $12,062    $ 8,668
Service cost................................................      643        702
Interest cost...............................................      673        611
Plan participants' contribution.............................      (58)        13
Actuarial loss (gain).......................................    1,002        270
Acquisitions................................................       --      2,424
Benefits paid...............................................     (207)      (128)
Foreign exchange............................................   (1,017)      (498)
                                                              -------    -------
Benefit obligation at end of year...........................  $13,098     12,062
                                                              -------    -------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............    6,961      2,749
Actual return on plan assets................................       62      1,231
Company contribution........................................      437        318
Plan participant contribution...............................      161        175
Acquisitions................................................       --      2,811
Benefits paid...............................................     (207)      (128)
Foreign exchange............................................     (342)      (195)
                                                              -------    -------
Fair value of plan assets at end of year....................    7,072      6,961
                                                              -------    -------
Funded status...............................................   (6,030)    (5,101)
Unrecognized actuarial loss.................................    1,274        244
Unrecognized prior service cost.............................       42         49
Unrecognized net (gain)loss.................................   (1,055)    (1,491)
Foreign exchange............................................      (16)        20
                                                              -------    -------
Prepaid (accrued) benefit...................................  $(5,785)   $(6,279)
                                                              =======    =======

     The components of the net periodic pension cost is as follows:

                                                             2000     1999     1998
                                                             -----    -----    -----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost...............................................  $ 643    $ 702    $ 532
Interest Cost..............................................    673      611      533
Expected return on plan assets.............................   (557)    (459)    (236)
Amortization of excess plan net............................    (28)     (31)     (33)
Amortization of prior service cost.........................     (5)     (12)       3
                                                             -----    -----    -----
Net periodic benefit cost..................................  $ 726    $ 811    $ 799
                                                             =====    =====    =====

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)

                                          2000             1999             1998
                                      -------------    -------------    -------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
  DECEMBER 31,
Discount rate.......................  5.50% - 6.25%    5.75% - 6.50%    5.50% - 6.00%
Expected return on plan assets......  7.50% - 9.00%        9.00%            9.00%
Rate of compensation increase.......  3.00% - 4.25%    3.00% - 4.50%    2.50% - 3.50%

     The aggregate ABO for those plans with ABO's in excess of plan assets is $5,464 in 2000, which were not funded.

     The Company's net pension costs for U.S. and foreign plans included in operating results amounted to $3,066, $3,579, and $2,524 in 2000, 1999 and 1998, respectively.

     BioWhittaker had a noncontributory defined contribution target plan for its eligible employees. Under BioWhittaker's target plan, all domestic employees over 21 years of age who have completed one year of service with the Company participate. The target plan was 100% Company-funded, with annual contributions by the Company based on the employee's targeted benefit, determined by such factors as salary and expected years of service to age 65. Effective May, 1999, BioWhittaker no longer has a separate plan and is covered by the Cambrex plan. Total target plan expenses amounted to $171 in 1999, and $546 in 1998.

  Savings Plan

     Cambrex makes available to all employees a savings plan as permitted under Sections 401(k) and 401(a) of the Internal Revenue Code. Effective August 1998, this plan became available to all BioWhittaker employees. Employee contributions are matched in part by Cambrex. The cost of this plan amounted to $1,393, $1,391, and $1,523 in 2000, 1999 and 1998, respectively.

     BioWhittaker had available to all eligible employees a contributory 401(k) plan which was terminated in August 1998. Employee contributions had been matched in part by BioWhittaker. The cost of this plan amounted to $262 in 1998.

  Other

     The Company has a non-qualified Compensation Plan for Key Executives ("the Deferred Plan"). Under the Deferred Plan, officers and key employees may elect to defer all or any portion of their pre-tax annual bonus and/or annual base salary. Included within other liabilities at December 31, 2000 and 1999 there is $2,030 and $2,247, respectively, representing the Company's obligation under the plan. To assist in the funding of this obligation, the Company invests in certain mutual funds and as such, included within other assets at December 31, 2000 and 1999 is $2,030 and $2,247, respectively, representing the fair value of these funds. During 1995, the Board amended the Deferred Plan to permit officers and key employees to elect to defer receipt of Company stock which would otherwise have been issued upon the exercise of Company options. Total shares held in trust as of December 31, 2000 and 1999 are 267,559 and 283,540, respectively, and are included as a reduction of equity at cost. The value of the shares held in trust and the corresponding liability of $1,092 at December 31, 2000 have been recorded in equity. The Deferred Plan is not funded by the Company, but the Company has established a Deferred Compensation Trust Fund which holds the shares issued.

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

     The Company elected to amortize the transition obligation of $1,853 over twenty years. The net effect upon 2000, 1999 and 1998 pretax operating results, including the amortization of the transition obligation, resulted in a cost of $325, $323, and $321, respectively. Disclosure is presented in accordance with Statement of Financial Accounting Standards No. 132 "Employers' Disclosures About Pensions and Other Post Retirement Benefits" (SFAS 132).

     The periodic postretirement benefit cost includes the following components:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
CHANGE IN BENEFIT OBLIGATION
Accumulated benefit obligation at beginning of year.........  $ 2,372    $ 2,539
Service cost................................................       54         63
Interest cost...............................................      178        167
Actuarial gain..............................................     (394)      (397)
                                                              -------    -------
Accumulated benefit obligation at end of year...............  $ 2,210    $ 2,372
                                                              =======    =======
Unrecognized net loss (gain)................................  $   414    $   203
Unrecognized translation obligation.........................   (1,112)    (1,204)
                                                              -------    -------
Accrued benefit cost at end of year.........................  $ 1,512    $ 1,371
                                                              =======    =======

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost of benefits earned.............................   $ 54      $ 63      $ 63
Interest cost...............................................    178       167       165
Amortization of transition obligation.......................     93        93        93
                                                               ----      ----      ----
Total periodic postretirement benefit cost..................   $325      $323      $321
                                                               ====      ====      ====

     The discount rate used to determine the accumulated postretirement benefit obligation was 8.00% and 7.75% in 2000 and 1999, respectively. The assumed health care cost trend rate used to determine the accumulated postretirement benefit obligation is 8% in 2000 (9% in 1999), declining ratably to 6.5% in 2002 and thereafter. A one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by $58 and would increase the sum of interest and service cost by $9. A one-percentage-point decrease would lower the accumulated postretirement benefit obligation by $55 and would raise the sum of interest and service cost by $9.

     The cost of all health and life insurance benefits is recognized as incurred and was approximately $3,716, $3,312 and $4,214 in 2000, 1999 and 1998, respectively. The cost of providing these benefits for the 241, 259 and 250 retirees in 2000, 1999 and 1998, respectively, is not separable from the cost of providing benefits for the 1,018, 1,052, and 1,105 active U.S. employees in 2000, 1999 and 1998, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

(18) OTHER INCOME AND EXPENSE

     Other (income) expense was ($329), $555 and $945 for 2000, 1999 and 1998, respectively. Included in 2000 income were gains on foreign exchange and miscellaneous non-recurring lab services. Included in 1999 expense are various costs associated with loss on sale of assets and other miscellaneous expenses. Included in 1998 other expense were asset write-offs at the Zeeland facility of $522.

(19) SEGMENT INFORMATION

     The Company is involved principally in the manufacturing and marketing of products which include: Human Health, which include Active Pharmaceutical Ingredients produced under Food and Drug Administration (FDA) regulation for use in prescription drug products, Pharmaceutical Intermediates produced in current Good Manufacturing Practices (cGMP) facilities for use in the production of pharmaceuticals and over-the-counter drug products, Imaging Chemicals used in x-ray media, Personal Care Ingredients used in cosmetics and for the pharmaceutical market, and Nutraceuticals used in health products; Biosciences, consisting of cell culture and endotoxin detection products; Animal Health/Agriculture products including Vitamin B-3 used in feed additives, Agricultural Intermediates used in crop protection, and Animal Health products used as feed additives; and the Specialty and Fine Chemical segment which includes Performance Enhancing Chemicals used in photography, pigments, specialty polymers, fuel/oil additives, catalysts, and other specialty additives, and Polymer Systems products used in coatings, telecommunications, electronics and engineering plastics. Most of the Company's subsidiaries operate in more than one of these segments. The key exceptions are BioWhittaker and BMA, which solely comprise the biosciences segment. The Company has provided financial information in order to show Gross Sales and Gross Profit by segment. All other financial information is available only for the Biosciences Segment and for all other segments combined. The Company allocates Corporate expenses and interest to each of its subsidiaries. The interest allocation is based on 12% of subsidiary working capital and 9% of net property, plant and equipment. No customer accounts for more than 10% of consolidated revenues.

     The following is a summary of business segment information:

                                                       2000        1999        1998
                                                     --------    --------    --------
GROSS SALES
Human Health.......................................  $233,886    $225,660    $194,766
Biosciences........................................    96,232      83,887      65,968
Animal Health/Agriculture..........................    56,220      55,695      56,285
Specialty and Fine Chemicals.......................   106,206     119,318     124,664
                                                     --------    --------    --------
                                                     $492,544    $484,560    $441,683
                                                     ========    ========    ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(19) SEGMENT INFORMATION -- (CONTINUED)

                                                       2000        1999        1998
                                                     --------    --------    --------
GROSS PRODUCT SALES DETAIL FOR EACH SEGMENT
Human Health:
  Active Pharmaceutical............................  $171,174    $161,282    $126,007
  Pharmaceutical Intermediates.....................    29,527      25,995      24,844
  Personal Care Ingredients........................    15,512      14,706      16,777
  Imaging Chemicals................................     7,842      13,568      14,179
  Biomedical Urethanes.............................     2,784       3,050       3,977
  Catalysts........................................     7,035       6,950       8,281
  Neutraceuticals..................................        12         109         701
                                                     --------    --------    --------
          Total Human Health.......................  $233,886    $225,660    $194,766
                                                     ========    ========    ========
Biosciences:
Cells and Media....................................  $ 50,590    $ 47,434    $ 43,795
Endotoxin Detection................................    21,391      21,864      18,852
Electrophoresis, Chromatography & Other............    24,251      14,589       3,321
          Total Biosciences........................  $ 96,232    $ 83,887    $ 65,968
                                                     ========    ========    ========
Animal Health/Agriculture:
  Vitamin B-3......................................  $  6,910    $  9,155    $ 12,814
  Animal Health....................................    16,140      15,013      17,614
  Agricultural Intermediates.......................    33,170      31,527      25,857
                                                     --------    --------    --------
          Total Animal Health/Agriculture..........  $ 56,220    $ 55,695    $ 56,285
                                                     ========    ========    ========
Specialty and Fine Chemicals:
  Performance Enhancing Chemicals..................  $ 67,004    $ 76,441    $ 81,853
  Polymer Systems..................................    39,202      42,877      42,811
                                                     --------    --------    --------
          Total Specialty and Fine Chemicals.......  $106,206    $119,318    $124,664
                                                     ========    ========    ========

                                                       2000        1999        1998
                                                     --------    --------    --------
GROSS PROFIT
Human Health.......................................  $ 91,145    $ 83,603    $ 92,441*
Biosciences........................................    50,815      42,088      32,321
Animal Health/Agriculture..........................     9,829      12,045      11,557
Specialty and Fine Chemicals.......................    25,706      29,427      27,098
                                                     --------    --------    --------
                                                     $177,495    $167,163    $163,417
                                                     ========    ========    ========

---------------
* Includes royalty income of $19,298

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(19) SEGMENT INFORMATION -- (CONTINUED)

                                                       2000        1999        1998
                                                     --------    --------    --------
NET INCOME
Biosciences........................................  $  5,122    $  3,150    $  1,953
Human Health, Animal Health/Agriculture & Specialty
  and Fine Chemicals...............................    44,483      34,982      37,149
                                                     --------    --------    --------
                                                     $ 49,605    $ 38,132    $ 39,102
                                                     ========    ========    ========

                                                       2000        1999        1998
                                                     --------    --------    --------
TOTAL ASSETS
Biosciences........................................  $190,770    $186,405    $154,082
Human Health, Animal Health/Agriculture & Specialty
  and Fine Chemicals...............................   483,083     487,242     462,972
                                                     --------    --------    --------
                                                     $673,853    $673,647    $617,054
                                                     ========    ========    ========

                                                         2000       1999       1998
                                                        -------    -------    -------
CAPITAL SPENDING
Biosciences...........................................  $ 4,007    $ 1,829    $ 4,215
Human Health, Animal Health/Agriculture & Specialty
  and Fine Chemicals..................................   35,784     28,700     38,792
                                                        -------    -------    -------
                                                        $39,791    $30,529    $43,007
                                                        =======    =======    =======

                                                         2000       1999       1998
                                                        -------    -------    -------
DEPRECIATION
Biosciences...........................................  $ 3,817    $ 2,897    $ 1,997
Human Health, Animal Health/Agriculture & Specialty
  and Fine Chemicals..................................   28,122     30,221     28,550
                                                        -------    -------    -------
                                                        $31,939    $33,118    $30,547
                                                        =======    =======    =======

                                                         2000       1999       1998
                                                        -------    -------    -------
AMORTIZATION
Biosciences...........................................  $ 6,586    $ 5,017    $ 4,358
Human Health, Animal Health/Agriculture & Specialty
  and Fine Chemicals..................................    3,569      4,193      5,227
                                                        -------    -------    -------
                                                        $10,155    $ 9,210    $ 9,585
                                                        =======    =======    =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(20) FOREIGN OPERATIONS AND EXPORT SALES

     Summarized data for the Company's operations for 2000, 1999 and 1998 are as follows:

                                                     DOMESTIC    EUROPEAN     TOTAL
                                                     --------    --------    --------
2000
Gross sales........................................  $262,068    $230,476    $492,544
Long-lived identifiable assets.....................   272,529     164,008     436,537
1999
Gross sales........................................  $266,171    $218,389    $484,560
Long-lived identifiable assets.....................   268,669     160,801     429,470
1998
Gross sales........................................  $263,387    $178,296    $441,683
Long-lived identifiable assets.....................   241,694     140,317     382,011

     Export sales, included in domestic gross sales, in 2000, 1999 and 1998 amounted to $50,910, $40,610, and $42,722, respectively. No country, in any of the given years, represents more than 10% of these export sales.

(21) COMMITMENTS

     The Company has operating leases expiring on various dates through the year 2010. The leases are primarily for office and laboratory equipment and vehicles. At December 31, 2000, future minimum commitments under non-cancelable operating lease arrangements were as follows:

Year ended December 31:
  2001.....................................................  $ 2,984
  2002.....................................................    2,604
  2003.....................................................    2,540
  2004.....................................................    2,484
  2005 and thereafter......................................    6,075
                                                             -------
          Net commitments..................................  $16,687
                                                             =======

     Total operating lease expense was $1,897, $2,433, and $2,412 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

  Environmental

     In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites (Superfund sites). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other noncurrent liabilities, of $2,300 and $3,400 at December 31, 2000 and 1999, respectively, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents management's best estimate of what it believes are the reasonably possible environmental cleanup related costs of a non-capital nature. During the past three-year period, cash payments for environmental cleanup related matters were $0, $200 and $1,800 for 2000, 1999 and 1998, respectively. There were no provisions for environmental contingencies during the past three-year period. The Company reversed reserves of approximately $1,100 and $1,200 during the third quarters of 2000 and 1999, respectively, as a result of revised estimates. In addition, the Company settled certain environmental claims involving the Cosan Chemical Corporation (a subsidiary) with insurance companies for $1,812 in 2000 and $1,150 in 1999. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(22) CONTINGENCIES -- (CONTINUED)

     On February 9, 2001, a federal court in Washington, DC entered an Order and Stipulated Permanent Injunction as part of a settlement of the FTC and Attorneys General's suits. Under these settlement documents Mylan has agreed to pay over $140 million on its own behalf and on behalf of most of the other defendant companies including Cambrex and Profarmaco. In the Order and Injunction, the settling defendants also agreed to monitor certain future conduct.

     The Company strongly believes that its licensing arrangements with Mylan are in accordance with regulatory requirements and will vigorously defend the various other lawsuits and class actions. However, the Company and Mylan have terminated the exclusive licenses to the drug master files as of December 31, 1998. In entering these licensing arrangements, the Company elected not to raise the price of its products and had no control of influence over the pricing of its final generic product. Some private litigation will continue. Until recently, Mylan had been fully covering the costs for the defense and indemnity of Cambrex and Profarmaco under certain obligations set forth in the license agreements. Cambrex has now agreed to cover separate legal defense costs incurred for Cambrex and Profarmaco on a going forward basis beginning August 1, 2000. These costs are expected to be significant.

     On May 14, 1998, the Company's Nepera subsidiary, a manufacturer and seller of niacinamide (Vitamin B-3), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. The Company understands that the subpoena was issued as part of the Federal Government's ongoing anti-trust investigation into various business practices in the vitamin industry generally. In the fourth quarter of 1999, the Company reached a settlement with the Government concerning Nepera's alleged role in Vitamin B-3 violations from 1992 to 1995. On October 13, 2000, the Government settlement was finalized with Nepera entering into a voluntary plea agreement with the Department of Justice. Under this agreement, Nepera has entered a plea of guilty to one count of price fixing and market allocation of Vitamin B-3 from 1992 to 1995 in violation of section one of the Sherman Act and has agreed to pay a fine of $4,000. Nepera will be on probation for one year. The fine, for which we are fully reserved, was paid in February 2001. Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3.

     An accrual of $6,000 was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. The balance of this accrual as of December 31, 2000 was $5,301. This accrual has been recorded in the above litigation matters and Accounts Payable and Accrued Liabilities.

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

                              CAMBREX CORPORATION

                       SELECTED QUARTERLY FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       1ST            2ND            3RD            4TH
                                     QUARTER        QUARTER        QUARTER        QUARTER        YEAR
                                   -----------    -----------    -----------    -----------    --------
                                   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
2000
Gross sales......................   $128,986       $127,472       $115,742       $120,344      $492,544
Net revenues.....................    127,378        125,276        114,075        117,517       484,246
Gross profit.....................     46,149         48,746         41,368         41,232       177,495
Net income.......................     12,312         14,206         11,251         11,836        49,605
Earnings per share:(1)
  Basic..........................   $   0.50       $   0.57       $   0.45       $   0.47      $   1.98
  Diluted........................   $   0.48       $   0.55       $   0.43       $   0.45      $   1.90
Average shares:
  Basic..........................     24,706         24,883         25,082         25,213        25,015
  Diluted........................     25,852         26,037         26,216         26,086        26,157
1999
Gross sales......................   $117,519       $123,642       $118,602       $124,797      $484,560
Net revenues.....................    117,399        122,654        117,450        123,885       481,388
Gross profit.....................     40,503         42,859         39,234         44,567       167,163
Net income.......................     10,180         11,925          9,673        6,354(2)       38,132(2)
Earnings per share:(1)
  Basic..........................   $   0.41       $   0.49       $   0.39       $   0.26      $   1.55
  Diluted........................   $   0.40       $   0.47       $   0.38       $   0.25      $   1.49
Average shares:
  Basic..........................     24,533         24,564         24,583         24,607        24,572
  Diluted........................     25,384         25,498         25,654         25,896        25,613

---------------

(1) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period, as such, the sum of the quarters may not necessarily equal the earnings per share amount for the year.

(2) The fourth quarter and full year 1999 net income includes a $6,000 provision to cover government settlements, related litigation and legal expenses associated with Cambrex subsidiary Nepera's alleged role in Vitamin B-3 anti-trust matter from 1992 to 1995.

                                    PART III

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11  EXECUTIVE COMPENSATION.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Part III is hereby incorporated by reference to the information set forth under the captions "Principal Stockholders," "Board of Directors," "Election of Directors," "Related Party Transactions" and "Executive Compensation" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders, to be held April 26, 2001, which meeting involves the election of directors, which definitive proxy statement is being filed with the Securities and Exchange Commission pursuant to Regulation 14A.

     In addition, information concerning the registrant's executive officers has been included in Part I under the caption "Executive Officers of the Registrant."

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. The following consolidated financial statements of the Company are filed as part of this report:

                                                                PAGE NUMBER
                                                              (IN THIS REPORT)
                                                              ----------------
Report of Independent Accounts..............................         23
Consolidated Balance Sheets as of December 31, 2000, and
  1999......................................................         24
Consolidated Income Statements for the Years Ended December
  31, 2000, 1999 and 1998...................................         25
Consolidated Statement of Stockholders' Equity for the Years
  Ended December 31, 2000, 1999 and 1998....................         26
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................         27
Notes to Consolidated Financial Statements..................         28
Consolidated Quarterly Financial Data (unaudited) for the
  Years Ended December 31, 2000 and 1999....................         53

     (a) 2. (i) The following schedule to the consolidated financial statements of the Company as filed herein and the Report of Independent Certified Public Accountants on Schedule are filed as part of this report.

                                                                PAGE NUMBER
                                                              (IN THIS REPORT)
                                                              ----------------
Report of Independent Accountants on Financial Statement
  Schedule..................................................         55
Schedule II -- Valuation and Qualifying Accounts............         56

     All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

     (a) 3. The exhibits filed in this report are listed in the Exhibit Index on pages 59-61

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

     (b) Reports on Form 8-K

     The registrant filed no reports on Form 8-K during the last quarter of the year ended December 31, 2000.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Cambrex Corporation:

     Our audits of the consolidated financial statements referred to in our report dated January 19, 2001 appearing in the 2000 Annual Report to Shareholders of Cambrex Corporation and its subsidiaries on Form 10-K of Cambrex Corporation and its subsidiaries also included an audit of the financial statement schedule listed in Item 14(a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

January 19, 2001

                                                                     SCHEDULE II

                              CAMBREX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                               COLUMN A     COLUMN B     COLUMN C     COLUMN D    COLUMN E
                                               ---------   ----------   ----------   ----------   --------
                                                                  ADDITIONS
                                                           -----------------------
                                                BALANCE    CHARGED TO   CHARGED TO
                                               BEGINNING    COST AND      OTHER                     END
CLASSIFICATION                                  OF YEAR     EXPENSES     ACCOUNTS    DEDUCTIONS   OF YEAR
--------------                                 ---------   ----------   ----------   ----------   --------
Year Ended December 31, 2000:
  Doubtful trade receivables and returns and
     allowances..............................   $   799      $  805       $   --       $  250     $ 1,354
  Inventory and obsolescence provisions......    18,654      $2,599           --        3,860      17,393
Year Ended December 31, 1999:
  Doubtful trade receivables and returns and
     allowances..............................   $ 1,550      $ (347)      $   26(2)    $  430     $   799
  Inventory and obsolescence provisions......    17,156       4,486        1,221(1)     4,209      18,654
Year Ended December 31, 1998:
  Doubtful trade receivables and returns and
     allowances..............................   $ 1,705      $  257       $   --       $  412     $ 1,550
  Inventory and obsolescence provisions......    15,943       6,046           --        4,833      17,156

---------------
(1) Reserve of Irotec acquired March, 1999.

(2) Reserve of BMA acquired July, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAMBREX CORPORATION

                                          By /s/      JAMES A. MACK
                                            ------------------------------------
                                                       James A. Mack
                                             Chairman of the Board of Directors

                                                   Date: March 19, 2001

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

                   SIGNATURE                                   TITLE                        DATE
                   ---------                                   -----                        ----

               /s/ JAMES A. MACK                  Chairman of the Board of            )
------------------------------------------------    Directors
                 James A. Mack

             /s/ DOUGLAS MACMILLAN                Vice President Chief Financial      )
------------------------------------------------    Officer
               Douglas MacMillan

           /s/ CYRIL C. BALDWIN, JR.              Director                            )
------------------------------------------------
             Cyril C. Baldwin, Jr.*

           /s/ ROSINA B. DIXON, M.D.*             Director                            )
------------------------------------------------
             Rosina B. Dixon, M.D.

           /s/ GEORGE J. W. GOODMAN*              Director                            )
------------------------------------------------
              George J. W. Goodman

               /s/ ROY W. HALEY*                  Director                            )
------------------------------------------------
                  Roy W. Haley

        /s/ KATHRYN RUDIE HARRIGAN, PHD*          Director                            )
------------------------------------------------
          Kathryn Rudie Harrigan, PhD

           /s/ LEON J. HENDRIX, JR.*              Director                            ) March 19, 2001
------------------------------------------------
              Leon J. Hendrix, Jr.

               /s/ ILAN KAUFTHAL*                 Director                            )
------------------------------------------------
                 Ilan Kaufthal

               /s/ WILLIAM KORB*                  Director                            )
------------------------------------------------
                  William Korb

                   SIGNATURE                                   TITLE                        DATE
                   ---------                                   -----                        ----
               /s/ ROBERT LEBUHN*                 Director                            )
------------------------------------------------
                 Robert LeBuhn

              /s/ JOHN R. MILLER*                 Director                            )
------------------------------------------------
                 John R. Miller

              /s/ DEAN P. PHYPERS*                Director                            )
------------------------------------------------
                Dean P. Phypers

*By /s/  JAMES A. MACK
    --------------------------
          James A. Mack
         Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  3.1      --  Restated Certificate of Incorporation of
               registrant.(A) -- Exhibit 3(a).
  3.2      --  By Laws of registrant.(E) -- Exhibit 4.2.
  4.1      --  Form of Certificate for shares of Common Stock of
               registrant.(A) -- Exhibit 4(a).
  4.2      --  Article Fourth of the Restated Certificate of
               Incorporation.(A) -- Exhibit 4(b).
  4.3      --  Loan Agreement dated September 21, 1994 by and among the registrant, NBD Bank, N.A., United Jersey Bank, National
               Westminster Bank NJ, Wachovia Bank of Georgia, N.A., BHF-
               Bank, The First National Bank of Boston, Chemical Bank New
               Jersey, N.A., and National City Bank.(K).
  4.4      --  Loan Agreement dated September 16, 1997 by and among the registrant, Chase Manhattan Bank as Administrative Agent and
               The First National Bank of Chicago as Documentation Agent.
               The bank group includes 13 domestic banks and 7
               international banks.(Q)
 10.1      --  Purchase Agreement dated July 11, 1986, as amended, between the registrant and ASAG, Inc.(A) -- Exhibit 10(r).
 10.2      --  Asset Purchase Agreement dated as of June 5, 1989 between
               Whittaker Corporation and the registrant.(C) -- Exhibit
               10(a).
 10.3      --  Asset Purchase Agreement dated as of July 1, 1991 between
               Solvay Animal Health, Inc. and the registrant.(F).
 10.4      --  Asset Purchase Agreement dated as of March 31, 1992 between
               Hexcel Corporation and the registrant.(H).
 10.5      --  Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB, Akzo Nobel NV and the registrant, for the purchase of Nobel Chemicals AB.(K).
 10.6      --  Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB, Akzo Nobel and the registrant, for
               the purchase of Profarmaco Nobel, S.r.l.(K).
 10.7      --  Stock purchase agreement dated as of October 3, 1997 between
               BioWhittaker and the registrant.(Q)
 10.10     --  1983 Incentive Stock Option Plan, as amended.(B).
 10.11     --  1987 Long-term Incentive Plan.(A) -- Exhibit(g).
 10.12     --  1987 Stock Option Plan.(B).
 10.13     --  1989 Senior Executive Stock Option Plan.(J).
 10.14     --  1992 Stock Option Plan.(J).
 10.15     --  1993 Senior Executive Stock Option Plan.(J).
 10.16     --  1994 Stock Option Plan.(J).
 10.17     --  1996 Performance Stock Option Plan.(N).
 10.20     --  Form of Employment Agreement between the registrant and its executive officers named in the Revised Schedule of Parties thereto.(D) -- Exhibit 10. A.

---------------
See legend on following page.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 10.21     --  Revised Schedule of Parties to Employment Agreement (exhibit
               10.20 hereto).(M).
 10.22     --  Cambrex Corporation Savings Plan.(I).
 10.23     --  Cambrex Corporation Supplemental Retirement Plan.(L).
 10.24     --  Deferred Compensation Plan of Cambrex Corporation.(L).
 10.25     --  Amendment to Deferred Compensation Plan of Cambrex
               Corporation (Exhibit 10.24 hereto).(P).
 10.26     --  Cambrex Earnings Improvement Plan.(L).
 10.27     --  Consulting Agreement dated December 15, 1994 between the registrant and Arthur I. Mendolia.(L).
 10.28     --  Consulting Agreement dated December 15, 1995 between the registrant and Cyril C. Baldwin, Jr.(L).
 10.29     --  Consulting Agreement between the registrant and James A.
               Mack.(L).
 10.30     --  Additional Retirement Payment Agreement dated December 15,
               1994 between the registrant and Arthur I. Mendolia.(L).
 10.31     --  Additional Retirement Payment Agreement dated December 15,
               1994 between the registrant and Cyril C. Baldwin, Jr.(L).
 10.32     --  Additional Retirement Payment Agreement between the
               registrant and James A. Mack.(L).
 10.40     --  Registration Rights Agreement dated as of June 6, 1985 between the registrant and the purchasers of its Class D
               Convertible Preferred stock and 9% Convertible Subordinated
               Notes due 1997.(A) -- Exhibit 10(m).
 10.41     --  Administrative Consent Order dated September 16, 1985 of the
               New Jersey Department of Environmental Protection to Cosan
               Chemical Corporation.(A) -- Exhibit 10(q).
 10.42     --  Registration Rights Agreement dated as of June 5, 1996 between the registrant and American Stock Transfer and Trust
               Company.(O) -- Exhibit 1.
 10.50     --  Manufacturing Agreement dated as of July 1, 1991 between the registrant and A.L. Laboratories, Inc.(G).
 21        --  Subsidiaries of registrant.(M).
 23        --  Consent of PricewaterhouseCoopers L.L.P. to the
               incorporation by reference of its report herein in
               Registration Statement Nos. 333-22017, 33-21374, 33-37791,
               33-81780 and 33-81782 on Form S-8 of the registrant.(M).
 24        --  Powers of Attorney to sign this report.(M).
 27        --  Financial Data Schedule.(M).

---------------
See legend on following page

                                 EXHIBIT INDEX

(A) Incorporated by reference to the indicated Exhibit to registrant's Registration Statement on Form S-1
     (Registration No. 33-16419).
(B)  Incorporated by reference to registrant's Registration
     Statement on Form S-8 (Registration No. 33-21374) and
     Amendment No. 1.
(C) Incorporated by reference to registrant's Annual Report on Form 10-K dated June 5, 1989.
(D) Incorporated by reference to the indicated Exhibit to registrant's Annual Report on Form 10-K for 1989.
(E) Incorporated by reference to the indicated Exhibit to registrant's Registration Statement on Form S-8
     (Registration No. 33-37791).
(F) Incorporated by reference to registrant's Current Report on Form 8-K dated July 1, 1991.
(G) Incorporated by reference to the registrant's Annual Report on Form 10-K for 1991.
(H) Incorporated by reference to the registrant's Current Report on Form 8-K dated April 10, 1992 and Amendment No. 1 to its
     Current Report.
(I)  Incorporated by reference to registrant's Registration
     Statement on Form S-8 (Registration No. 33-81780) dated July
     20, 1994.
(J)  Incorporated by reference to registrant's Registration
     Statement on Form S-8 (Registration No. 33-81782) dated July
     20, 1994.
(K) Incorporated by reference to registrant's Current Report on Form 8-K dated October 26, 1994.
(L) Incorporated by reference to the registrant's Annual Report on Form 10-K for 1994.
(M)  Filed herewith.
(N)  Incorporated by reference to registrant's Registration
     Statement on Form S-8 (Registration No. 333-22017) dated
     February 19, 1997.
(O) Incorporated by reference to the registrant's Current Report on Form 8-A dated June 12, 1996.
(P) Incorporated by reference to the registrant's Annual Report on Form 10-K for 1995.
(Q) Incorporated by reference to the registrant's Current Report on Form 8-K dated October 8, 1997.