Form 10-Q
period 2001-03-31
CAMBREX CORP
filed 2001-05-10
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2001


                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              for the transition period from _______________ to _______________
                         Commission file number 1-10638



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


                                  Yes X    No


         As of April 30, 2001, there were 25,567,941 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                      For The Quarter Ended March 31, 2001

                                Table of Contents


                                                                                                    Page No.
                                                                                                    --------
Part I   Financial information

          Item 1.   Financial Statements (Unaudited)

                    Condensed consolidated balance sheets as of
                    March 31, 2001 and December 31, 2000                                                   2

                    Condensed consolidated income statements
                    for the three months ended March 31, 2001 and 2000                                     3

                    Condensed consolidated statements of comprehensive
                    income for the three months ended March 31, 2001 and 2000                              4

                    Condensed consolidated statements of cash flows
                    for the three months ended March 31, 2001 and 2000                                     5

                    Notes to condensed consolidated financial statements                              6 - 11

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                    12 - 15

Part II  Other information

         Item 4.    Matters Submitted to a Vote of Securities Holders                                     16

         Item 6.    Exhibits and Reports on Form 8-K                                                      16

Signatures                                                                                                17

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                 (in thousands, except share and per share data)

                                                                March 31,         December 31,
                                                                  2001                2000
                                                                  ----                ----
ASSETS
Current assets:
    Cash and cash equivalents .........................         $  38,005          $  21,721
    Trade receivables, net ............................            73,835             76,394
    Inventories, net ..................................           108,882            107,616
    Deferred tax assets ...............................            14,743             14,743
    Prepaid expenses and other current assets .........            16,690             12,380
                                                                ---------          ---------
        Total current assets ..........................         $ 252,155          $ 232,854

Property, plant and equipment, net ....................           276,911            287,338
Intangible assets, net ................................           144,721            149,199
Other assets ..........................................            12,319             11,709
                                                                ---------          ---------

        Total assets ..................................         $ 686,106          $ 681,100
                                                                =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities ..........         $  79,489          $  78,198
    Income taxes payable ..............................             7,765              9,224
    Short-term debt and current portion of
        Long-term debt ................................             1,132              1,484
                                                                ---------          ---------
Total current liabilities .............................            88,386             88,906

Long-term debt ........................................           178,622            168,591
Deferred tax liabilities ..............................            61,531             61,531
Other noncurrent liabilities ..........................            23,918             24,451
                                                                ---------          ---------

        Total liabilities .............................           352,457            343,479
                                                                ---------          ---------

Stockholders' equity:
    Common stock, $.10 par value; issued 27,692,498 and
        27,443,170 shares at respective dates .........             2,795              2,769
    Additional paid-in capital ........................           187,102            181,698
    Retained earnings .................................           227,899            214,269
    Treasury stock, at cost 2,193,945
       shares at respective dates .....................           (12,990)           (13,010)
    Accumulated other comprehensive loss ..............           (71,157)           (48,105)
                                                                ---------          ---------

        Total stockholders' equity ....................           333,649            337,621
                                                                ---------          ---------

        Total liabilities and stockholders' equity ....         $ 686,106          $ 681,100
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                                               Three months ended
                                                                                   March 31,
                                                                                   ---------
                                                                            2001               2000
                                                                         ---------          ---------
Gross sales ....................................................         $ 131,185          $ 128,986
    Commissions, freight and allowances ........................             1,256                990
                                                                         ---------          ---------
Net sales ......................................................           129,929            127,996
    Other revenues .............................................             1,348              1,542
                                                                         ---------          ---------
Net revenues ...................................................           131,277            129,538

Cost of goods sold .............................................            80,961             83,389
                                                                         ---------          ---------

Gross Profit ...................................................            50,316             46,149

Operating expenses:
    Selling, general and administrative ........................            23,456             20,977
    Research and development ...................................             4,596              3,731
                                                                         ---------          ---------
      Total operating expenses .................................            28,052             24,708

Operating profit ...............................................            22,264             21,441

Other expenses (income):
    Interest expense, net ......................................             2,138              3,089
    Other income, net ..........................................              (144)              (161)
                                                                         ---------          ---------

Income before income taxes .....................................            20,270             18,513

    Provision for income taxes .................................             5,878              6,201
                                                                         ---------          ---------

Net income .....................................................         $  14,392          $  12,312
                                                                         =========          =========

Weighted average shares outstanding:
    Basic ......................................................            25,411             24,706
    Effect of dilutive stock options ...........................               880              1,146
                                                                         ---------          ---------
    Diluted ....................................................            26,291             25,852
Earnings per share of common stock and common stock equivalents:
    Basic ......................................................         $    0.57          $    0.50
                                                                         =========          =========
    Diluted ....................................................         $    0.55          $    0.48
                                                                         =========          =========

Cash dividends paid per share ..................................         $    0.03          $    0.03
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)
                                 (in thousands)

                                                                   Three months ended
                                                                        March 31,
                                                                        ---------
                                                                 2001               2000
                                                                 ----               ----
Net income ...........................................         $ 14,392          $ 12,312

Other comprehensive loss
    Accounting change, net of tax (see Note 4) .......              (86)               --
    Unrealized losses on hedging contracts, net of tax           (2,988)               --

    Foreign currency translation adjustments* ........          (19,978)           (4,445)
                                                               --------          --------

Comprehensive (loss) income ..........................         $ (8,660)         $  7,867
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                    Three months ended
                                                                         March 31,
                                                                         ---------
                                                                   2001              2000
                                                                 --------          --------
Cash flows from operating activities:
    Net income .........................................         $ 14,392          $ 12,312
    Depreciation and amortization ......................           11,511            12,138
    Deferred income tax provision ......................               --              (252)
    Changes in assets and liabilities (net of assets and
      liabilities acquired):
        Receivables, net ...............................              731            (8,602)
        Inventories ....................................           (3,659)           (1,470)
         Prepaid expenses and other current assets .....           (7,105)              (72)
         Accounts payable and accrued liabilities ......            2,517            11,111
         Income taxes payable ..........................            1,116            (1,462)
         Other noncurrent assets and liabilities .......           (9,678)              209
                                                                 --------          --------
        Net cash provided by operating activities ......            9,825            23,912
                                                                 --------          --------

Cash flows from investing activities:
    Capital expenditures ...............................           (7,597)           (8,125)
    Acquisition of businesses (net of cash acquired) ...               --            (2,608)
    Other investing activities .........................              562              (814)
                                                                 --------          --------
        Net cash used in investing activities ..........           (7,035)          (11,547)
                                                                 --------          --------

Cash flows from financing activities:
    Dividends ..........................................             (762)             (738)
    Net decrease in short-term debt ....................             (285)           (2,127)
    Long-term debt activity (including current portion):
        Borrowings .....................................           14,000             5,300
        Repayments .....................................           (4,117)           (8,841)
    Proceeds from the issuance of common stock .........            5,430             2,066
                                                                 --------          --------
        Net cash provided by financing activities ......           14,266            (4,340)
                                                                 --------          --------

Effect of exchange rate changes on cash ................             (772)           (3,022)
                                                                 --------          --------

Net increase in cash and cash equivalents ..............           16,284             5,003

Cash and cash equivalents at beginning of period .......           21,721            39,796
                                                                 --------          --------

Cash and cash equivalents at end of period .............         $ 38,005          $ 44,799
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per-share amounts)

(1)    BASIS OF  PRESENTATION

       Unless otherwise indicated, "Cambrex" or the "Company" means Cambrex Corporation and subsidiaries.

       The accompanying unaudited Condensed Consolidated Financial Statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000.

       The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

(2)    INVENTORIES

       Inventories at March 31, 2001 and December 31, 2000 consist of the following:

                                     March 31,       December 31,
                                       2001             2000
                                     --------         --------
       Finished goods ......         $ 43,833         $ 44,437
       Work in process .....           37,024           33,601
       Raw materials .......           24,915           25,156
       Fuel oil and supplies            3,110            4,422
                                     --------         --------
           Total ...........         $108,882         $107,616
                                     ========         ========

(3)    LONG-TERM DEBT

       Long-term debt at March 31, 2001 and December 31, 2000 consists of the following:

                                      March 31,      December 31,
                                        2001             2000
                                      --------         --------
       Bank credit facilities         $175,034         $164,500
       Other ................            3,875            4,528
                                      --------         --------

           Subtotal .........          178,909          169,028
       Less:  current portion              287              437
                                      --------         --------
           Total ............         $178,622         $168,591
                                      ========         ========

       The Company met all the bank covenants for the first three months of 2001.

(4)    DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

       Effective January 1, 2001, the Company adopted (SFAS 133) Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative financial instruments. All derivatives are required to be recognized at fair value on the balance sheet. The Company's policy is to enter into forward exchange contracts and/or currency options to hedge foreign currency transactions. This hedging strategy mitigates the impact of short-term foreign exchange rate movements on the Company's operating results primarily in the United Kingdom, Sweden and Italy. The Company's primary market risk relates to exposures to foreign currency exchange rate fluctuations on transactions entered into by these international operations which are denominated primarily in U.S. dollars, Euros and British pound sterling. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations. The Company's forward exchange contracts substantially offset gains and losses on the transactions being hedged. The forward exchange contracts have varying maturities with none exceeding twelve months. The Company makes net settlements for forward exchange contracts at maturity, based upon negotiated rates at inception of the contracts. The Company also enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts.

       All forward and swap contracts outstanding at January 1 and March 31, 2001 have been designated as cash flow hedges and accordingly, changes in the fair value of derivatives are recorded each period in other comprehensive income. Changes in the fair value of the derivative instruments reported in other comprehensive income will be reclassified as earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges are recognized in current-period earnings and is immaterial to the Company's financial results. Adoption of this statement resulted in an after-tax reduction of other comprehensive income of $86. The unrealized net loss recorded in comprehensive income, including the transition adjustment at March 31, 2001, was $3,074. This amount will be reclassified into earnings as the underlying forecasted transactions occur. All transition amounts and the balance of unrealized losses included in comprehensive income at March 31, 2001 will be recognized in earnings over the next twelve months. The net loss recognized in earnings related to foreign currency forward contracts during the three months ended March 31, 2001 was $1,106. The net gain on interest rate swap contracts recognized in interest expense was $57 for the three months ended March 31, 2001.

(5)    INSURANCE CLAIM

       The Company experienced mechanical problems with a reactor located in one of the Company's chemical facilities in both August and December 2000 which resulted in extended plant downtime and interruption in product supply. Consequently, sales and production of certain products were curtailed through the first quarter 2001. Interim inspection and mechanical repairs have been made to the reactor and the reactor is currently operating at reduced capacity. A replacement reactor is being fabricated for installation in the fourth quarter 2001.

       The Company has incurred costs associated with the reactor replacement and plant downtime that is in the process of being reviewed by the insurance company. The Company estimates that the total amount of the claim will be approximately $6.5 million. All costs incurred to date have been deferred, subject to deductible levels, and recorded in other current assets pending receipt of the claim payment. The Company has begun receiving progress payments on costs submitted to the insurance company. It is management's opinion that all costs incurred will be covered by the Company's insurance policies.

(6)    SUBSEQUENT EVENT

       On April 30, 2001, the Company announced the signing of an asset purchase agreement to acquire Bio Science Contract Production Corp., located in Baltimore, Maryland. The company, which will operate as Cambrex Bio Science, Inc., is a leading cGMP manufacturer of pharmaceutical ingredients and purified bulk biologics. The purchase price will be approximately $120 million in cash and the acquisition will be accounted for under the purchase method. The acquisition is expected to close in late May following the Hart-Scott-Rodino review period. Additional purchase price payments of up to $25 million may be made depending on business performance over the next four years.


(7)    SEGMENT INFORMATION

       Following is a summary of business segment information for the following dates:

                                                 Three months ended
                                                     March 31,
                                                     ---------
                                               2001             2000
                                            --------         --------
       Gross Sales:
       Human Health ...............         $ 64,949         $ 61,412
       Biosciences ................           27,326           25,204
       Animal Health/Agriculture ..           16,019           12,159
       Specialty and Fine Chemicals           22,891           30,211
                                            --------         --------
                                            $131,185         $128,986
                                            ========         ========

                                                 Three months ended
                                                     March 31,
                                                     ---------
                                               2001            2000
                                             -------         -------
       Gross Profit:
       Human Health ................          26,720         $24,547
       Biosciences .................          14,919          13,800
       Animal Health/Agriculture ...           3,645           1,618
       Specialty and Fine Chemicals            5,032           6,184
                                             -------         -------
                                             $50,316         $46,149
                                             =======         =======

       Net Income:
       Biosciences .................         $ 2,062         $ 1,780
       Human Health, Animal Health/
         Agriculture & Specialty and
         Fine Chemicals ............          12,330          10,532
                                             -------         -------
                                             $14,392         $12,312
                                             =======         =======
       Capital Spending:
       Biosciences .................         $   767         $ 1,305
       Human Health, Animal Health/
         Agriculture & Specialty and
         Fine Chemicals ............           6,830           6,820
                                             -------         -------
                                             $ 7,597         $ 8,125
                                             =======         =======
       Depreciation:
       Biosciences .................         $   990         $   773
       Human Health, Animal Health/
         Agriculture & Specialty and
         Fine Chemicals ............           7,861           8,265
                                             -------         -------
                                             $ 8,851         $ 9,038
                                             =======         =======
       Amortization:
       Biosciences .................         $ 1,530         $ 1,566
       Human Health, Animal Health/
         Agriculture & Specialty and
         Fine Chemicals ............         $ 1,130           1,534
                                             -------         -------
                                             $ 2,660         $ 3,100
                                             =======         =======

                                             March 31,       December 31,
                                               2001             2000
                                             --------         --------
       Total Assets:
       Biosciences .................         $191,500         $190,770
       Human Health, Animal Health/
         Agriculture & Specialty and
         Fine Chemicals ............          494,606          490,330
                                             --------         --------
                                             $686,106         $681,100
                                             ========         ========

(8)    CONTINGENCIES

       The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.

       Environmental

       In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites (Superfund sites). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other non-current liabilities of $2,300 at March 31, 2001 and December 31, 2000, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents management's best estimate of what it believes are the reasonably possible environmental cleanup related costs of a non-capital nature. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

       Litigation

       The Company and its subsidiary Profarmaco S.r.l. ("Profarmaco") were named as defendants in a proceeding instituted by the Federal Trade Commission ("FTC") on December 21, 1998, in the United States District Court for the District of Columbia. The complaint alleges that exclusive license agreements which Profarmaco entered into with Mylan Laboratories, Inc. ("Mylan") covering the drug master files for (and therefore the right to buy and use) two active pharmaceutical ingredients ("APIs"), lorazepam and clorazepate, were part of an effort on Mylan's part to restrict competition in the supply of lorazepam and clorazepate and to increase the price charges for these products when Mylan sold them as generic pharmaceuticals. The complaint further alleges that these agreements violate the Federal Trade Commission Act, and that Mylan, Cambrex, Profarmaco, and Gyma Laboratories of America, Inc., Profarmaco's distributor in the United States, engaged in an unlawful restraint of trade and conspired to monopolize and attempted to monopolize the markets for the generic pharmaceuticals incorporating the APIs. In accordance with the license agreement, the Company received royalties of approximately $19,300 and $1,000 for the years ended December 31, 1998 and 1997, respectively. A lawsuit making similar allegations against the Company and Profarmaco, and seeking injunctive relief and treble damages, has been filed by the Attorneys General of 31 states in the United States District Court for the District of Columbia on behalf of those states and persons in those states who were purchasers of the generic pharmaceuticals.

       The Company and Profarmaco have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of lorazepam and clorazepate in generic form, making allegations essentially similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

       On February 9, 2001, a federal court in Washington, DC entered an Order and Stipulated Permanent Injunction as part of a settlement of the FTC and Attorneys General's suits. Under these settlement documents Mylan has agreed to pay over $140 million on its own behalf and on behalf of most of the other defendant companies including Cambrex and Profarmaco. Recently, the federal court granted preliminary approval of the settlement of the attorney general's suits and a hearing date has been set for November 29, 2001. In the Order and Injunction, the settling defendants also agreed to monitor certain future conduct.

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

       An accrual of $6,000 was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. The balance of this accrual as of March 31, 2001 was $1,301 and is recorded in Accounts Payable and Accrued Liabilities.

       While it is not possible to predict with certainty the outcome of the above litigation matters and various other lawsuits, it is the opinion of management that the ultimate resolution of these proceedings should not have a material adverse effect on the Company's results of operations, cash flows and financial position. These matters, if resolved in a unfavorable manner, could have a material effect on the operating results and cash flows when resolved in a future reporting period.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (in thousands, except per-share amounts)

RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 2001 VERSUS FIRST QUARTER 2000

The results for the first quarter of 2001 were above the same period a year ago due to increased sales in the Human Health, Biosciences and the Animal Health/Agriculture Segments and the higher gross margin on sales.

The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended March 31, 2001 and 2000.

                                                                     Quarter Ended March 31,
                                                                     -----------------------
                                                         2001                                      2000
                                                         ----                                      ----
                                               $                    %                      $                    %
                                           --------               -----                --------               -----
Human Health .................             $ 64,949                49.5%               $ 61,412                47.6%
Biosciences ..................               27,326                20.8                  25,204                19.6
Animal Health/Agriculture ....               16,019                12.3                  12,159                 9.4
Specialty and Fine Chemicals..               22,891                17.4                  30,211                23.4
                                           --------               -----                --------               -----
      Total gross sales ......             $131,185                 100%               $128,986               100.0%
                                           ========               =====                ========               =====

The following table shows the gross profit of the Company's four product segments for the first quarter 2001 and 2000.

                                                          Gross                  Gross               Gross
                                                          Sales                 Profit $            Profit %
                                                          -----                 --------            ---------
2001
Human Health.........................................   $ 64,949                $ 26,720               41.1%
Biosciences..........................................     27,326                  14,919               54.6
Animal Health/Agriculture............................     16,019                   3,645               22.8
Specialty and Fine Chemicals.........................     22,891                   5,032               22.0%
                                                        --------                --------              ------
      Total..........................................   $131,185                $ 50,316               38.4%
                                                        ========                ========               ====

                                                          Gross                  Gross               Gross
                                                          Sales                 Profit $            Profit %
                                                          -----                 --------            ---------
2000
Human Health.........................................  $  61,412                $ 24,547               40.0%
Biosciences..........................................     25,204                  13,800               54.8
Animal Health/Agriculture............................     12,159                   1,618               13.3
Specialty and Fine Chemicals.........................     30,211                   6,184               20.5
                                                        --------                 -------               ----
      Total..........................................   $128,986                $ 46,149               35.8%
                                                        ========                ========               ====

Gross sales in the first quarter 2001 increased 1.7% to $131,185 from $128,986 in the first quarter 2000. Sales in the Human Health, Biosciences and Animal Health/Agriculture Segments increased compared to the first quarter 2000 and more than offset the decreases in the Specialty and Fine Chemicals Segment.

The effect of foreign currency exchange rates on gross sales for the first quarter resulted in a negative impact on sales of $2,363 compared to the corresponding period in 2000. Gross sales for 2001 would have been $133,548 using 2000 exchange rates compared to 2000 sales of $128,986.

This decrease is attributable to exchange rate fluctuations primarily in the Euro, Italian Lira, Swedish Krona and Pound Sterling against the U.S. dollar in the first quarter 2001.

On April 30, 2001, the Company announced the signing of an asset purchase agreement to acquire Bio Science Contract Production Corp., Baltimore, Maryland. The company, which will operate as Cambrex Bio Science, Inc., is a leading cGMP manufacturer of pharmaceutical ingredients and purified bulk biologics. The purchase price will be approximately $120 million in cash and the acquisition will be accounted for under the purchase method. The acquisition is expected to close in late May following the Hart-Scott-Rodino review period. Additional purchase price payments of up to $25 million may be made depending on business performance over the next four years. Year 2002 sales revenue targets are $35 million, reflecting an approximate increase of 75% over the prior year. The business is expected to be accretive to earnings, including amortization of goodwill, in 2001.

The Human Health Segment gross sales of $64,949 were $3,537 (5.8%) above the first quarter 2000. Gross sales were above the prior year primarily due to sales generated by our acquisitions of Conti in Belgium in March 2000 and the Arizona Chemical product line in August 2000, increased demand for generic pharmaceuticals used in cardiovascular and central nervous system preparations, as well as orders for a new pharmaceutical intermediate used as the primary raw material in Genyzme, a recently launched drug to treat end-stage kidney disease. Partially offsetting these increases was the impact of a one-time campaign in the first quarter 2000 of a cardiovascular supplement.

The Bioscience Segment gross sales of $27,326 were $2,122 (8.4%) above the first quarter 2000 primarily due to higher media and serum sales and increased normal human cell sales due to improvement in supply issues. In addition, LAL sales increased due to increased marketing and production efforts.

The Animal Health/Agriculture Segment gross sales of $16,019 in the first quarter 2001 were $3,860 (32%) above the first quarter 2000. This increase reflected higher pyridine and 2-Cyanopyridine sales due to the timing of orders and campaigns. These increases were partially offset by lower Niacinamide and intermediate sales due to plant downtime in December which resulted in limited product availability in the first quarter. This issue was addressed by the end of March 2001. Sales in the first quarter 2000 were also adversely affected by the temporary shutdown of the Nepera, Inc. facility for two weeks in February/March 2000 as a result of a New York State Department of Environmental Conservation Summary Abatement order resulting from an odor release.

The Specialty Business Segment gross sales of $22,891 decreased $7,320 (24%) below the first quarter 2000 reflecting lower sales of encapsulants, performance enhancing products to the pigment and additives markets and weak photographic demand.

Export sales from U.S. businesses of $13,379 in the first quarter 2001 decreased 6% from the first quarter 2000. International sales from our European operations totaled $62,779 for the first quarter of 2001 as compared with $59,591 in 2000, an increase of 5%.

Gross profit in the first quarter of 2001 was $50.3 million compared to $46.1 million in 2000. Gross margin improved to 38.4% versus 35.8% in the first quarter of 2000 primarily driven by strong product mix in Human Health and improvement in Animal Health/Agriculture despite significant raw material and energy cost increases. Gross margin for the Animal Health/Agriculture Segment included recovery from insurance of expenses incurred as a result of a damaged plant reactor which is in the process of being replaced.

Selling, general and administrative expenses as a percentage of gross sales was 17.9% in the first quarter 2001, up from 16.3% in the first quarter 2000. The first quarter 2000 benefited from a $900 insurance recovery related to previously incurred environmental expenses. Additional expenses were incurred in the first quarter 2001 for the selling, general and administration expenses incurred at Conti, which was acquired in March 2000. In addition, selling, general and administrative expenses were higher in 2001 due to the timing of certain annual expenses.

Research and development expenses of $4,596 were 3.5% of gross sales in the first quarter 2001, and represented a 23% increase from 2000. This increase was due to strengthening of the R&D group in BioSciences and costs associated with the expansion of the new research and development facility, the Cambrex Centre of Technical Excellence.

The operating profit in the first quarter 2001 was $22,264, an increase of 3.8% compared to $21,441 in 2000 due to the increased sales and improved gross margin.

Net interest expense of $2,138 in the first quarter 2001 reflected a decrease of $951 from 2000 as a result of the Company paying down debt outstanding and lower interest rates. The average interest rate was 6.2% in the first quarter 2001 versus 6.5% in 2000.

The provision for income taxes for the first quarter 2001 resulted in an effective rate of 29.0% as compared with 33.5% in the first quarter 2000. The decrease reflects favorable geographic earnings mix and the impact of R&D tax credit programs.

The Company's net income for the first quarter 2001 increased 16.9% to $14,392 compared with a net income of $12,312 in the first quarter 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2001, the Company generated cash flows from operations totaling $9,825, a decrease of $14,087 versus the same period a year ago. This decrease in cash flows is due primarily to lower levels of payables and accruals partially offset by higher net income.

Capital expenditures were $7,597 in the three months of 2001 as compared to $8,125 in the three months of 2000. These expenditures included improvements to waste treatment plants at the Nordic Synthesis AB facility in Sweden and at Profarmaco S.r.l. in Italy, as well as for plant infrastructure additions at CasChem, Inc. in New Jersey.

During the first three months of 2001, the Company paid cash dividends of $0.03 per share.

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

                           PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 4.    MATTERS SUBMITTED TO A VOTE OF SECURITIES HOLDERS.

            1. At the Annual Meeting of Stockholders held on April 26, 2001, four Directors in Class II were elected to hold office as Directors of the Company until the 2004 Annual Meeting of Stockholders.

            2. Also at the 2001 Annual Meeting, the Stockholders approved that the Certificate of Incorporation be amended so as to increase the authorized number of shares of common stock, par value $.10 per share, from 60,000,000 to 100,000,000.

            3. Also at the 2001 Annual Meeting, the Stockholders approved the adoption of the 2001 Performance Stock Option Plan.

            4. In addition, the Stockholders voted for the appointment of PricewaterhouseCoopers LLP as the Company's Independent Accountants for 2001.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            a) The exhibits filed as part of this report are listed below.

                        No exhibits are filed as part of this report.

            b)          Reports on Form 8-K

                        The registrant filed no reports on Form 8-K during the first quarter of the year ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CAMBREX CORPORATION



                                By       /s/ Douglas MacMillan
                                         ----------------------
                                         Douglas MacMillan
                                         Vice President  and
                                         Chief Financial Officer
                                         (On behalf of the Registrant and
                                         as the Registrant's Principal
                                         Financial Officer)


Date:   May 11, 2001