Form 10-Q
period 2001-06-30
CAMBREX CORP
filed 2001-08-10
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2001

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


                                 Yes [X] No [ ]


         As of July 31, 2001, there were 25,707,185 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                       For The Quarter Ended June 30, 2001

                                Table of Contents


                                                                                                     Page No.
Part I   Financial information

          Item 1.   Financial Statements (Unaudited)

                    Condensed consolidated balance sheets as of
                    June 30, 2001 and December 31, 2000                                                    2

                    Condensed consolidated income statements for the
                    three and six months ended June 30, 2001 and 2000                                      3

                    Condensed consolidated statements of cash flows
                    for the six months ended June 30, 2001 and 2000                                        4

                    Notes to condensed consolidated financial statements                              5 - 12

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                    13 - 19


Part II  Other information

         Item 4.    Matters Submitted to a Vote of Securities Holders                                     20

         Item 6.    Exhibits and Reports on Form 8-K                                                      20

Signatures                                                                                                21

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                (in thousands, except shares and per share data)

                                                              June 30,         December 31,
                                                                2001               2000
                                                              ---------        ------------
ASSETS
Current assets:
    Cash and cash equivalents ...........................     $  33,914        $     21,721
    Trade receivables, net ..............................        72,141              76,394
    Inventories, net ....................................       118,423             107,616
    Deferred tax assets .................................        14,743              14,743
    Prepaid expenses and other current assets ...........        16,470              12,380
                                                              ---------        ------------
        Total current assets ............................       255,691             232,854

Property, plant and equipment, net ......................       286,702             287,338
Intangible assets, net ..................................       260,244             149,199
Other assets ............................................        12,761              11,709
                                                              ---------        ------------

        Total assets ....................................     $ 815,398        $    681,100
                                                              =========        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities ............     $  63,105        $     78,198
    Income taxes payable ................................         1,285               9,224
    Short-term debt and current portion of
        Long-term debt ..................................         4,693               1,484
                                                              ---------        ------------
Total current liabilities ...............................        69,083              88,906

Long-term debt ..........................................       308,428             168,591
Deferred tax liabilities ................................        62,515              61,531
Other noncurrent liabilities ............................        24,856              24,451
                                                              ---------        ------------

        Total liabilities ...............................       464,882             343,479
                                                              ---------        ------------

Stockholders' equity:
    Common stock, $.10 par value; issued 27,920,898 and
        27,443,170 shares at respective dates ...........         2,817               2,769
    Additional paid-in capital ..........................       191,062             181,698
    Retained earnings ...................................       241,984             214,269
    Treasury stock, at cost 2,230,785 and 2,193,945
       shares at respective dates .......................       (14,542)            (13,010)
    Accumulated other comprehensive loss ................       (70,805)            (48,105)
                                                              ---------        ------------

        Total stockholders' equity ......................       350,516             337,621
                                                              ---------        ------------

        Total liabilities and stockholders' equity ......     $ 815,398        $    681,100
                                                              =========        ============

See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                                           Three months ended                Six months ended
                                                                                June 30,                          June 30,
                                                                       --------------------------        --------------------------
                                                                          2001             2000             2001             2000
                                                                       ---------        ---------        ---------        ---------
Gross sales .......................................................    $ 122,561        $ 127,472        $ 253,746        $ 256,458
    Commissions & freight .........................................          898            1,171            2,154            2,161
                                                                       ---------        ---------        ---------        ---------
Net sales .........................................................      121,663          126,301          251,592          254,297
    Other revenues ................................................          375              648            1,723            2,190
                                                                       ---------        ---------        ---------        ---------

NET REVENUES ......................................................      122,038          126,949          253,315          256,487

Cost of goods sold ................................................       74,319           78,203          155,280          161,592
                                                                       ---------        ---------        ---------        ---------

GROSS PROFIT ......................................................       47,719           48,746           98,035           94,895

Operating expenses:
    Selling, general and administrative ...........................       20,596           20,875           44,052           41,852
    Research and development ......................................        4,721            3,504            9,317            7,235
                                                                       ---------        ---------        ---------        ---------
      Total operating expenses ....................................       25,317           24,379           53,369           49,087

OPERATING PROFIT ..................................................       22,402           24,367           44,666           45,808

Other (income) expenses:
    Interest expense, net .........................................        2,147            3,146            4,285            6,022
    Other (income)/expense, net ...................................          (95)            (142)            (239)             (90)
                                                                       ---------        ---------        ---------        ---------

Income before income taxes ........................................       20,350           21,363           40,620           39,876

    Provision for income taxes ....................................        5,496            7,157           11,374           13,358
                                                                       ---------        ---------        ---------        ---------

NET INCOME ........................................................    $  14,854        $  14,206        $  29,246        $  26,518
                                                                       =========        =========        =========        =========

Weighted average shares outstanding:
    Basic .........................................................       25,658           24,883           25,533           24,794
    Effect of dilutive stock options ..............................        1,010            1,154              985            1,105
                                                                       ---------        ---------        ---------        ---------
    Diluted .......................................................       26,668           26,037           26,518           25,899
Earnings per share of common stock and common stock equivalents:
    Basic .........................................................    $    0.58        $    0.57        $    1.15        $    1.07
                                                                       =========        =========        =========        =========
    Diluted .......................................................    $    0.56        $    0.55        $    1.10        $    1.02
                                                                       =========        =========        =========        =========

Cash dividends paid per share .....................................    $    0.03        $    0.03        $    0.06        $    0.06
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                       Six months ended
                                                                           June 30,
                                                                  --------------------------
                                                                    2001             2000
                                                                  ---------        ---------
Cash flows from operating activities:
    Net income ............................................       $  29,246        $  26,518
    Depreciation and amortization .........................          23,584           23,722
    Changes in assets and liabilities (net of assets and
      liabilities acquired):
         Receivables, net .................................           1,487           (3,618)
         Inventories ......................................         (14,503)          (7,079)
         Prepaid expenses and other current assets ........          (6,640)             116
         Accounts payable and accrued liabilities .........         (17,274)          10,340
         Income taxes payable .............................          (4,625)          (3,469)
         Other noncurrent assets and liabilities ..........             719              671
                                                                  ---------        ---------
        Net cash provided by operating activities .........          11,994           47,201
                                                                  ---------        ---------

Cash flows from investing activities:
    Capital expenditures ..................................         (15,293)         (20,254)
    Acquisition of businesses (net of cash acquired) ......        (120,392)          (2,608)
    Other investing activities ............................            (139)            (815)
                                                                  ---------        ---------
        Net cash used in investing activities .............        (135,824)         (23,677)
                                                                  ---------        ---------

Cash flows from financing activities:
    Dividends .............................................          (1,531)          (1,482)
    Net increase (decrease) in short-term debt ............           3,468           (2,841)
    Long-term debt activity (including current portion):
        Borrowings ........................................         249,490           28,300
        Repayments ........................................        (121,724)         (31,067)
    Proceeds from the issuance of common stock ............           9,412            4,401
    Purchase of treasury stock ............................          (1,532)              --
                                                                  ---------        ---------
        Net cash provided by (used in) financing activities         137,583           (2,689)
                                                                  ---------        ---------

Effect of exchange rate changes on cash ...................          (1,560)          (7,518)
                                                                  ---------        ---------

Net increase in cash and cash equivalents .................          12,193           13,317

Cash and cash equivalents at beginning of period ..........          21,721           39,796
                                                                  ---------        ---------

Cash and cash equivalents at end of period ................       $  33,914        $  53,113
                                                                  =========        =========


See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

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

       The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

(2)    INVENTORIES

       Inventories at June 30, 2001 and December 31, 2000 consist of the following:

                                                    June 30,        December 31,
                                                      2001             2000
                                                    --------        ------------
Finished goods .............................        $ 54,474        $     44,437
Work in process ............................          31,440              33,601
Raw materials ..............................          29,095              25,156
Fuel oil and supplies ......................           3,414               4,422
                                                    --------        ------------
    Total ..................................        $118,423        $    107,616
                                                    ========        ============

(3)    ACQUISITIONS

       On June 4, 2001, Cambrex Corporation completed its acquisition of the Bio Science Contract Production Corporation ("Seller") biopharmaceutical manufacturing business in Baltimore, Maryland. The business involves the cGMP manufacture of purified bulk biologics and pharmaceutical ingredients. Cambrex Bio Science Inc., a Cambrex subsidiary, will operate the business. The total purchase price was approximately $120 million in cash, which was funded by an existing line of credit facility. Additional purchase price payments of up to $25 million may be made depending on future business performance over the next four years. The acquisition has been accounted for under the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at their estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations is finalized. At the time of the transaction, pending receipt of asset and liability appraisals, goodwill was recorded at approximately $122 million, including incremental deal costs, and is being amortized over 20 years.

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

       All forward and swap contracts outstanding at January 1 and June 30, 2001 have been designated as cash flow hedges and accordingly, changes in the fair value of derivatives are recorded each period in other comprehensive income. Changes in the fair value of the derivative instruments reported in other comprehensive income will be reclassified as earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company's financial results. Adoption of this statement resulted in an after-tax reduction of other comprehensive income of $86. The unrealized net loss recorded in comprehensive income, including the transition adjustment at June 30, 2001, was $3,106. This amount will be reclassified into earnings as the underlying forecasted transactions occur. All transition amounts and the balance of unrealized losses included in comprehensive income at June 30, 2001 will be recognized in earnings over the next twelve months. The net loss recognized in earnings related to foreign currency forward contracts during the three and six months ended March 31 and June 30, 2001 was $1,106 and $2,293, respectively. The net loss on interest rate swap contracts recognized in interest expense was $57 and $153 for the three and six months ended March 31 and June 30, 2001, respectively.

(5)    COMPREHENSIVE INCOME

       Comprehensive Income for the three and six months ended March 31 and June 30, 2001 was $15,206 and $6,546, respectively. The amounts for the same period in 2000 were $10,977 and $18,844, respectively. The reduction in 2001 versus 2000 is due primarily to foreign currency translation impacts and the adoption of SFAS 133 (see Note 4).

(6)    INSURANCE CLAIM

       The Company experienced mechanical problems with a reactor located in one of the Company's chemical facilities in both August and December 2000 which resulted in extended plant downtime and interruption in product supply. Consequently, sales and production of certain products were curtailed through the first and second quarters 2001. Interim inspection and mechanical repairs have been made to the reactor and the reactor is currently operating at reduced capacity. A replacement reactor is being fabricated for installation in the fourth quarter 2001.

       The Company has incurred costs associated with the reactor replacement and plant downtime that is in the process of being reviewed by the insurance company. The Company currently estimates that the total amount of the claim will be approximately $8.0 million. All costs incurred to date have been expensed as incurred, unless capital in nature and subject to deductible levels. In addition, the Company has begun to receive progress payments on the claim and it is management's opinion, based upon a letter received documenting the review performed and opinion of an independent insurance expert, that all costs incurred will be covered under the Company's insurance policies. As such, a receivable, which is reflected in Other Current Assets, has been recorded in the amount of the costs incurred to date.

(7)    NEW ACCOUNTING PRONOUNCEMENTS

       In July, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.'s 141 "Business Combinations" (SFAS 141) and 142 "Goodwill and Other Intangible Assets" (SFAS 142).

       SFAS 141 addresses the accounting and reporting requirements for business combinations. This Statement requires that all business combinations be accounted for under the purchase method and also requires some additional disclosures. SFAS 141 is effective for all business combinations completed after June 30, 2001. Adoption of this Statement will have no impact on the Company's results.

       SFAS 142 addresses the accounting and reporting for goodwill and other intangible assets. The Statement adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. Goodwill and intangible assets with indefinite useful lives will not be amortized but rather will be tested for impairment at least annually. Identifiable intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS 142 will be effective for the Company on January 1, 2002; however, goodwill and intangibles acquired after June 30, 2001 will be subject immediately to the provisions of this Statement. The Company is currently evaluating the impact that adoption will have on its annual results.

(8)    LONG-TERM DEBT

       Long-term debt at June 30, 2001 and December 31, 2000 consists of the following:

                                                    June 30,        December 31,
                                                      2001              2000
                                                    --------        ------------
Bank credit facilities .....................        $294,500        $    164,500
Other ......................................          15,521               4,528
                                                    --------        ------------

    Subtotal ...............................         310,021             169,028
Less:  current portion .....................           1,593                 437
                                                    --------        ------------
    Total ..................................        $308,428        $    168,591
                                                    ========        ============

       The Company met all the bank covenants for the first six months of 2001.

(9)    SEGMENT INFORMATION

       Following is a summary of business segment information for the following dates:

                                  Three months ended         Six months ended
                                        June 30,                 June 30,
                                 ---------------------     ---------------------
                                   2001         2000         2001         2000
                                 --------     --------     --------     --------
Gross Sales:
Human Health ...............     $ 62,871     $ 60,784     $127,819     $122,196
Biosciences ................       27,564       24,423       54,890       49,627
Animal Health/Agriculture ..       12,630       15,148       28,649       27,307
Specialty and Fine Chemicals       19,496       27,117       42,388       57,328
                                 --------     --------     --------     --------
Total ......................     $122,561     $127,472     $253,746     $256,458
                                 ========     ========     ========     ========

Gross Profit:
Human Health ...............     $ 26,328     $ 25,042     $ 53,048     $ 49,589
Biosciences ................       14,209       13,381       29,128       27,181
Animal Health/Agriculture ..        2,414        2,994        6,059        4,612
Specialty and Fine Chemicals        4,768        7,329        9,800       13,513
                                 --------     --------     --------     --------
Total ......................     $ 47,719     $ 48,746     $ 98,035     $ 94,895
                                 ========     ========     ========     ========

                                  Three months ended         Six months ended
                                        June 30,                 June 30,
                                 ---------------------     ---------------------
                                   2001         2000         2001         2000
                                 --------     --------     --------     --------
Net Income*:
Biosciences .................... $ 1,026      $ 1,541      $ 3,088      $ 3,321
Human Health, Animal Health/
  Agriculture & Specialty and
  Fine Chemicals ...............  13,828       12,665       26,158       23,197
                                  -------      -------      -------      -------
Total .......................... $14,854      $14,206      $29,246      $26,518
                                  =======      =======      =======      =======

* The Company allocates corporate expenses and interest to each of its subsidiaries. The interest allocation is based on 12% of subsidiary working capital and 9% of net property plant and equipment.

                                     Three months ended       Six months ended
                                          June 30,                 June 30,
                                     -------------------     -------------------
                                       2001        2000        2001        2000
                                     -------     -------     -------     -------
Capital Spending:
Biosciences ....................     $   869     $ 1,310     $ 1,636     $ 2,615
Human Health, Animal Health/
  Agriculture & Specialty and
  Fine Chemicals ...............       6,827      10,819      13,657      17,639
                                     -------     -------     -------     -------
Total ..........................     $ 7,696     $12,129     $15,293     $20,254
                                     =======     =======     =======     =======

Depreciation:
Biosciences ....................     $   988     $ 1,179     $ 1,978     $ 1,952
Human Health, Animal Health/
  Agriculture & Specialty and
  Fine Chemicals ...............       7,973       8,303      15,834      16,568
                                     -------     -------     -------     -------
Total ..........................     $ 8,961     $ 9,482     $17,812     $18,520
                                     =======     =======     =======     =======

Amortization:
Biosciences ....................     $ 2,040     $ 1,342     $ 3,570     $ 2,908
Human Health, Animal Health/
  Agriculture & Specialty and
  Fine Chemicals ...............       1,072         760       2,202       2,294
                                     -------     -------     -------     -------
Total ..........................     $ 3,112     $ 2,102     $ 5,772     $ 5,202
                                     =======     =======     =======     =======

                                                      June 30,      December 31,
                                                        2001            2000
                                                      --------      ------------
Total Assets:
Biosciences ....................................      $327,140      $    190,770
Human Health, Animal Health/
  Agriculture & Specialty and
  Fine Chemicals ...............................       488,258           490,330
                                                      --------      ------------
Total ..........................................      $815,398      $    681,100
                                                      ========      ============

       The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.

       Environmental

       In connection with laws and regulations pertaining to the protection of the environment, the Company is party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites (Superfund sites). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other non-current liabilities of $1,450 at June 30, 2001 and $2,300 at December 31, 2000, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents management's best estimate of what it believes are the reasonably possible environmental cleanup related costs of a non-capital nature. During the second quarter 2001, the Company reduced reserves by approximately $850 as a result of revised estimates. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

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

       On February 9, 2001, a federal court in Washington, DC entered an Order and Stipulated Permanent Injunction as part of a settlement of the FTC and Attorneys General's suits. Under these settlement documents Mylan has agreed to pay over $140 million on its own behalf and on behalf of most of the other defendant companies including Cambrex and Profarmaco. Recently, the federal court granted preliminary approval of the settlement of the Attorneys General's suits and a hearing has been set for November 29, 2001. In the Order and Injunction, the settling defendants also agreed to monitor certain future conduct.

       The Company strongly believes that its licensing arrangements with Mylan are in accordance with regulatory requirements and will vigorously defend the various other lawsuits and class actions. However, the Company and Mylan have terminated the exclusive licenses to the drug master files as of December 31, 1998. In entering these licensing arrangements, the Company elected not to raise the price of its products and had no control or influence over the pricing of its final generic product. Some private litigation will continue. Through August 1, 2000 Mylan had been fully covering the costs for the defense and indemnity of Cambrex and Profarmaco under certain obligations set forth in the license agreements. Beginning August 1, 2000 Cambrex agreed to cover separate legal defense costs incurred for Cambrex and Profarmaco on a going forward basis. These costs are not expected to be significant.

       On May 14, 1998, the Company's Nepera subsidiary, a manufacturer and seller of niacinamide (Vitamin B-3), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. The Company understands that the subpoena was issued as part of the Federal Government's ongoing anti-trust investigation into various business practices in the vitamin industry generally. In the fourth quarter of 1999, the Company reached a settlement with the government concerning Nepera's alleged role in Vitamin B-3 violations from 1992 to 1995. On October 13, 2000, the Government settlement was finalized with Nepera entering into a voluntary plea agreement with the Department of Justice. Under this agreement, Nepera has entered a plea of guilty to one count of price fixing and market allocation of Vitamin B-3 from 1992 to 1995 in violation of section one of the Sherman Act and has agreed to pay a fine of $4,000. Nepera was put on probation for one year. The fine was paid in February 2001. Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3.

       An accrual of $6,000 was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. The balance of this accrual as of December 31, 2000 and June 30, 2001 was $5,301 and $1,042, respectively, and is recorded in Accounts Payable and Accrued Liabilities.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (in thousands)

RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER 2001 VERSUS SECOND QUARTER 2000

The earnings for the second quarter of 2001 were above the same period a year ago due to increased sales in the Human Health and Biosciences Segments and higher gross margin % on sales, partly offset by lower sales and margins in the Animal Health/Agriculture and Specialty and Fine Chemicals segments. In addition, lower interest expense and a reduced tax rate contributed to the favorable results versus 2000.

The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended June 30, 2001 and 2000.

                                              Quarter Ended June 30,
                                     ------------------------------------------
                                            2001                    2000
                                     ------------------      ------------------
                                         $          %            $          %
                                     --------     -----      --------     -----
Human Health ...................     $ 62,871      51.3%     $ 60,784      47.7%
Biosciences ....................       27,564      22.5        24,423      19.2
Animal Health/Agriculture ......       12,630      10.3        15,148      11.9
Specialty and Fine Chemicals ...       19,496      15.9        27,117      21.2
                                     --------     -----      --------     -----
      Total gross sales ........     $122,561     100.0%     $127,472     100.0%
                                     ========     =====      ========     =====

The following table shows the gross sales and profit of the Company's four product segments for the second quarter 2001 and 2000.

                                                Gross        Gross        Gross
                                                Sales       Profit $    Profit %
                                               --------     --------    --------
2001
Human Health .............................     $ 62,871     $ 26,328       41.9%
Biosciences ..............................       27,564       14,209       51.5
Animal Health/Agriculture ................       12,630        2,414       19.1
Specialty and Fine Chemicals .............       19,496        4,768       24.5
                                               --------     --------     ------
      Total ..............................     $122,561       47,719       39.0%
                                               ========     ========     ======

                                               Gross       Gross        Gross
                                               Sales      Profit $     Profit %
                                             --------     --------     --------
2000
Human Health ...........................     $ 60,784     $ 25,042         41.2%
Biosciences ............................       24,423       13,381         54.8
Animal Health/Agriculture ..............       15,148        2,994         19.8
Specialty and Fine Chemicals ...........       27,117        7,329         27.0
                                             --------     --------     --------
      Total ............................     $127,472     $ 48,746         38.2%
                                             ========     ========     ========

Gross sales in the second quarter 2001 decreased 3.9% to $122,561 from $127,472 in the second quarter 2000. Sales in the Human Health and Biosciences Segments increased compared to the second quarter 2000, but were more than offset by the decreases in the Animal Health/Agricultural and Specialty and Fine Chemicals Segments.

The effect of foreign currency exchange rates on gross sales for the second quarter resulted in a negative impact on sales of $3,041 compared to the corresponding period in 2000. Gross sales for 2001 would have been $125,602 using 2000 exchange rates compared to 2000 sales of $127,472.

The Human Health Segment gross sales of $62,871 were $2,087 (3.4%) above the second quarter 2000. The sales growth in this segment would have been 7.1% without the impact of the decline in European currencies. Gross sales were above the prior year primarily due to sales generated by new products and strength in certain pharmaceutical actives sold to generic customers. Partially offsetting these increases were the reduced sales of a cardiovascular product in the European markets due mainly to timing of shipments, a gastro-intestinal product in the U.S. due to competitive pricing pressures, and reduced sales of a cough suppressant intermediate due to new competition overseas.

The Bioscience Segment gross sales of $27,564 were $3,141 (12.8%) above the second quarter 2000 primarily due to the acquisition of Bio Science Contract Production Corporation in June 2001 and the strength of cell culture and endotoxin detection products. The sales growth in the segment would have been 14.1% without the decline in European currencies. Base product sales increases were due primarily to increased marketing efforts, as well as the timing of shipments.

The Animal Health/Agriculture Segment gross sales of $12,630 in the second quarter 2001 were $2,518 (16.6%) below the second quarter 2000. The second quarter decrease was mainly due to reduced sales of feed additives. Lower shipments of 3-cyanopyridine were due primarily to supply issues caused by the previously announced reactor problems in one of the Company's chemical plants, and lower 3-Nitro sales due to customer inventory build-ups.

The Specialty and Fine Chemicals Segment gross sales of $19,496 were $7,621 (28.1%) below the second quarter 2000 reflecting decreased sales of encapsulants used in the telecommunications industry, coating additives (primarily castor oil based) and performance enhancing products. Certain performance enhancing product sales reductions are due to initiatives to reduce sales of lower margin products and weak photographic demand. The reduced encapsulants and coating product sales have been influenced by a general economic slowdown in those industries.

Export sales from U.S. businesses of $10,725 in the second quarter 2001 decreased 17.7% from $13,032 in the second quarter 2000. International sales from our European operations totaled $61,137 for the second quarter of 2001 as compared with $62,464 in 2000, a decrease of 2.1%.

The gross profit in the second quarter 2001 was $47,719 compared to $48,746 in 2000. The gross margin increased to 39.0% in the second quarter 2001 from 38.2% in 2000. The increased gross profit margin % was driven by the Human Health segment, which improved due to a strong product mix. The Biosciences segment gross margin of 51.5% declined from 54.8% due primarily to lower production levels and an inventory reduction strategy related to fetal bovine serum. The Animal and Health/Agriculture and Specialty and Fine Chemical segments were negatively affected by increased raw material and energy costs, as well as lower production.

Selling, general and administrative expenses as a percentage of gross sales was 16.8% in the second quarter 2001, up from 16.3% in the second quarter 2000. The second quarter 2001 included increased sales and marketing efforts and amortization costs associated with acquisitions. These costs were offset by lower administrative spending due to cost containment initiatives, reduced environmental remediation estimates and timing of spending.

Research and development expenses of $4,721 were 3.9% of gross sales in the second quarter 2001, and represented a 35% increase from 2000. This increase was primarily due to strengthening of the R&D group in Biosciences and costs associated with the expansion of the new research and development facility, the Cambrex Centre of Technical Excellence.

The operating profit in the second quarter 2001 was $22,402, a decrease of 8.1% compared to $24,367 in 2000 due mainly to the lower sales and gross margin % in Animal Health/Agriculture and Specialty and Fine Chemicals segments and higher amortization expense partly offset by increased Human Health and BioSciences sales volume and improved Human Health gross margin %.

Net interest expense of $2,147 in the second quarter 2001 reflected a decrease of $999 from 2000 as the result of lower average debt levels and a decline in interest rates. The average interest rate was 5.19% in the second quarter of 2001 versus 6.53% in 2000.

The provision for income taxes for the second quarter 2001 resulted in an effective rate of 27.0% as compared with 33.5% in the second quarter 2000 reflecting the impact of favorable tax audits, R&D tax credit programs and a favorable geographic mix of income.

The Company's net income for the second quarter 2001 increased 4.6% to $14,854 compared with a net income of $14,206 in the second quarter 2000.

COMPARISON OF FIRST SIX MONTHS OF 2001 VERSUS FIRST SIX MONTHS OF 2000

Earnings in the first half of 2001 were above the comparable 2000 period due to the increase in sales in the Human Health, Biosciences and Animal
Health/Agriculture Segments, and the higher gross margin on sales. In addition, lower interest expense and a reduced tax rate contributed to the favorable results versus 2000.

The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the first half 2001 and 2000.

                                              Six Months Ended June 30
                                   --------------------------------------------
                                          2001                     2000
                                   -------------------      -------------------
                                       $         %             $           %
                                   --------   --------      --------   --------
Human Health ...................   $127,819       50.4%     $122,196       47.6%
Biosciences ....................     54,890       21.6        49,627       19.4
Animal Health/Agriculture ......     28,649       11.3        27,307       10.6
Specialty and Fine Chemicals ...     42,388       16.7        57,328       22.4
                                   --------   --------      --------   --------
      Total gross sales ........   $253,746      100.0%     $256,458      100.0%
                                   ========   ========      ========   ========

The following table shows the sales and gross profit of the Company's four product segments for the six months 2001 and 2000.

                                              Gross        Gross        Gross
                                              Sales       Profit $     Profit %
                                             --------     --------     --------
2001
Human Health ...........................     $127,819     $ 53,048         41.5%
Biosciences ............................       54,890       29,128         53.1
Animal Health/Agriculture ..............       28,649        6,059         21.1
Specialty and Fine Chemicals............       42,388        9,800         23.1
                                             --------     --------     --------
      Total ............................     $253,746     $ 98,035         38.6%
                                             ========     ========     ========

                                              Gross        Gross         Gross
                                              Sales       Profit $     Profit %
                                             --------     --------     --------
2000
Human Health ...........................     $122,196     $ 49,589         40.6%
Biosciences ............................       49,627       27,181         54.8
Animal Health/Agriculture ..............       27,307        4,612         16.9
Specialty and Fine Chemicals ...........       57,328       13,513         23.6
                                             --------     --------     --------
      Total ............................     $256,458     $ 94,895         37.0%
                                             ========     ========     ========

Gross sales in the first half 2001 decreased 1.1% to $253,746 from $256,458 in the first half 2000. Sales in the Human Health, Biosciences, and Animal/Health/Agriculture segments increased compared to the first half 2000, but were more than offset by the decrease in the Specialty and Fine Chemicals Segment.

The effect of foreign currency exchange rates on gross sales for the first six months resulted in a negative impact on sales of $5,404 or 2.1% compared to the corresponding period in 2000. Gross sales for 2001 would have been $259,150 using 2000 exchange rates compared to 2000 sales of $256,458.

The Human Health Segment gross sales of $127,819 were $5,623 (4.6%) above the first half of 2000 due primarily to higher sales of generics used in cardiovascular and central nervous system preparations, new products, and sales generated by the acquisition of Conti in Belgium in March 2000 and the Arizona Chemical product line in August 2000. Sales growth in Human Health would have been 7.7% without the impact of the decline in European currencies. These increases were partially offset by reduced sales of a gastro-intestinal product and a cough suppressant ingredient due to competitive issues in the marketplace, as well as the impact of a one-time campaign in 2000 of a cardiovascular supplement.

The Biosciences Segment gross sales of $54,890 were $5,263 (10.6%) above the first half of 2000 primarily due to increased shipments of cell culture and endotoxin detection products due to increased marketing and sales efforts, as well as timing of shipments and the impact of the June 2001 acquisition of Bio Science Contract Production Corp. Sales growth in this segment would have been 12% without the decline in European currencies.

The Animal Health/Agriculture Segment gross sales of $28,649 were $1,342 (4.9%) above the first half of 2000. This increase was mainly due to higher sales of agricultural intermediates; primarily 2-Cyanopyridine and pyridine derivatives due to timing of orders and campaigns. These increases were partially offset by lower feed additive sales, principally reflecting decreased sales of 3-Cyanopyridine and Niacinamide due to the previously announced reactor damage at one of the Company's chemical plants.

The Specialty and Fine Chemicals Segment gross sales of $42,388 were $14,940 (26.1%) below the first half of 2000 due to lower sales in telecommunications, coatings and performance enhancing products. Certain reductions in the performance enhancing products were due to initiatives to reduce sales of lower margin products, and weak photographic demand. Reduced sales in telecommunications and coating products have been influenced by a general economic slowdown in those industries.

Export sales from U.S. businesses of $24,104 in the first half of 2001 compared to $27,227 in 2000. International sales from our European operations totaled $123,916 for the first six months of 2001 compared to $122,055 in 2000.

Total gross profit of $98,035 was $3,140 above 2000 due to the improved gross margin on the Human Health and Animal Health/Agriculture Segments sales. The gross margin for the first half of 2001 was 38.6% versus 37.0% in 2000. The higher gross margin % was driven by favorable product mix in Human Health and improvement in Animal Health/Agriculture despite significant raw material and energy cost increases. This segment included the benefit from insurance recoveries of expenses incurred in 2000 as a result of a damaged plant reactor which is in the process of being replaced.

Selling, general and administrative expenses as a percentage of gross sales was 17.4% in the first half of 2001, above the 16.3% level in 2000. Costs increased primarily due to higher sales and marketing efforts in Biosciences and increased amortization expenses associated with the June 2001 acquisition of Bio Science Corp. and the August 2000 acquisition of the Arizona product lines.

Research and development expenses of $9,317 were 3.7% of gross sales in the first half of 2001, and represented a 28.8% increase from 2000 spending of $7,235. This increase is related to increased efforts in the Bioscience segment and expansion of the Company's Technical Centre of Excellence.

The operating profit in the first half of 2001 was $44,666, down 2.5% compared to 2000. This decrease is due primarily to lower sales in the Specialty and Fine Chemicals Segment and increased amortization expense partly offset by the increased sales in the Human Health, Biosciences and Animal Health/Agriculture Segments, as well as higher gross margin % in the Human Health and Animal Health/Agriculture Segments.

Net interest expense of $4,285 in the first half of 2001 reflected a decrease of $1,737 from 2000 as a result of lower average debt levels and a decline in interest rates. The average interest was 5.7% in the first half of 2001 versus 6.7% in 2000. The provision for income taxes for the first half of 2001 resulted in an effective rate of 28% as compared with 33.5% in the first half of 2000 reflecting the impact of favorable tax audits, R&D tax credit programs and a favorable geographic mix of income.

The Company's net income for the first half of 2001 increased 10.3% to $29,246 compared with a net income of $26,518 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2001, the Company generated cash flows from operations totaling $11,994, a decrease of $35,207 over the same period a year ago. This decrease in cash flows is due primarily to higher levels of inventory, prepaid expenses and other current assets as well as a decrease in accounts payable and accrued expenses partially offset by increased earnings.

Capital expenditures were $15,293 in the six months of 2001 as compared to $20,254 in the six months of 2000. Part of the funds was used for plant upgrades and a system implementation at the BioWhittaker facility in Maryland.

In June 2001, Cambrex acquired BioScience Contact Production Corp., a biopharmaceutical manufacturing business in Baltimore, Maryland, for approximately $120 million in cash. This transaction was funded by an existing line of credit facility.

During the first six months of 2000, the Company paid cash dividends of $0.06 per share.

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

                           PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 4.    MATTERS SUBMITTED TO A VOTE OF SECURITIES HOLDERS.

           Refer to Form 10Q for quarterly period ended March 31, 2001.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)  There are no exhibits filed as part of this report.

           b)  Reports on Form 8-K

               The registrant filed a report on Form 8-K, dated June 18, 2001, regarding the acquisition of the Bio Science Production Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CAMBREX CORPORATION



                              By /s/ Salvatore J. Guccione
                                 -----------------------------------------------
                                 Salvatore J. Guccione
                                 Sr. Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant's Principal
                                 Financial Officer)


Date:   August 10, 2001