Form 10-Q
period 2001-09-30
CAMBREX CORP
filed 2001-11-09
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2001

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

                                    Yes X No

         As of October 31, 2001, there were 25,756,686 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                    For The Quarter Ended September 30, 2001

                                Table of Contents

                                                                                Page No.
                                                                                --------
Part I   Financial information

          Item 1.   Financial Statements (Unaudited)

                    Condensed consolidated balance sheets as of
                    September 30, 2001 and December 31, 2000                          2

                    Condensed consolidated income statements
                    for the three months and nine months ended
                    September 30, 2001 and 2000                                       3

                    Condensed consolidated statements of cash flows
                    for the nine months ended September 30, 2001 and 2000             4

                    Notes to condensed consolidated financial statements         5 - 12

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations               13 - 19

Part II  Other information

         Item 4.    Matters Submitted to a Vote of Securities Holders                20

         Item 6.    Exhibits and Reports on Form 8-K                                 20

Signatures                                                                           21

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                        (in thousands except share data)

                                                             September 30,      December 31,
                                                                 2001               2000
                                                               ---------         ---------
ASSETS
Current assets:
    Cash and cash equivalents .........................        $  31,577         $  21,721
    Trade receivables, net ............................           71,455            76,394
    Inventories, net ..................................          121,000           107,616
    Deferred tax assets ...............................           14,743            14,743
    Prepaid expenses and other current assets .........           18,448            12,380
                                                               ---------         ---------
        Total current assets ..........................          257,223           232,854

Property, plant and equipment, net ....................          296,827           287,338
Intangible assets, net ................................          258,449           149,199
Other assets ..........................................           14,423            11,709
                                                               ---------         ---------

        Total assets ..................................        $ 826,922         $ 681,100
                                                               =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities ..........        $  71,690         $  78,198
    Income taxes payable ..............................            4,766             9,224
    Short-term debt and current portion of
        Long-term debt ................................            4,107             1,484
                                                               ---------         ---------
Total current liabilities .............................           80,563            88,906

Long-term debt ........................................          298,298           168,591
Deferred tax liabilities ..............................           61,531            61,531
Other noncurrent liabilities ..........................           23,298            24,451
                                                               ---------         ---------

        Total liabilities .............................          463,690           343,479
                                                               ---------         ---------

Stockholders' equity:
    Common stock, $.10 par value; issued 27,991,825 and
        27,433,170 shares at respective dates .........            2,822             2,769
    Additional paid-in capital ........................          192,469           181,698
    Retained earnings .................................          249,313           214,269
    Treasury stock, at cost 2,235,139 and 2,193,945
       shares at respective dates .....................          (14,542)          (13,010)
    Accumulated other comprehensive loss ..............          (66,830)          (48,105)
                                                               ---------         ---------

        Total stockholders' equity ....................          363,232           337,621
                                                               ---------         ---------

        Total liabilities and stockholders' equity ....        $ 826,922         $ 681,100
                                                               =========         =========

See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                    Three months ended                 Nine months ended
                                                       September 30,                      September 30,
                                               ---------------------------         ---------------------------
                                                 2001              2000              2001               2000
                                               ---------         ---------         ---------         ---------
Gross sales ...........................        $ 117,588         $ 115,742         $ 371,334         $ 372,200
    Commissions & allowances...........            1,148             1,023             3,302             3,484
                                               ---------         ---------         ---------         ---------
Net sales .............................          116,440           114,719           368,032           368,716
    Other revenues ....................            1,075             1,243             2,798             3,597
                                               ---------         ---------         ---------         ---------

NET REVENUES ..........................          117,515           115,962           370,830           372,313

Cost of goods sold ....................           76,806            74,594           232,086           236,050
                                               ---------         ---------         ---------         ---------

GROSS PROFIT ..........................           40,709            41,368           138,744           136,263

Operating expenses:
    Selling, general and administrative           21,232            18,801            65,214            60,652
    Research and development ..........            5,170             3,405            14,557            10,641
                                               ---------         ---------         ---------         ---------
      Total operating expenses ........           26,402            22,206            79,771            71,293

OPERATING PROFIT ......................           14,307            19,162            58,973            64,970

Other (income) expenses:
    Interest expense, net .............            3,420             3,229             7,705             9,251
    Other (income)/expense, net .......              (76)              (55)             (315)             (145)
                                               ---------         ---------         ---------         ---------

Income before income taxes ............           10,963            15,988            51,583            55,864

    Provision for income taxes ........            2,862             4,737            14,236            18,095
                                               ---------         ---------         ---------         ---------

NET INCOME ............................        $   8,101         $  11,251         $  37,347         $  37,769
                                               =========         =========         =========         =========

Weighted average shares outstanding:

    Basic .............................           25,754            25,082            25,608            24,891
    Effect of dilutive stock options ..              859             1,134             1,007             1,128
                                               ---------         ---------         ---------         ---------
    Diluted ...........................           26,613            26,216            26,615            26,019

Earnings per share of common stock and
common stock equivalents:

    Basic .............................        $    0.31         $    0.45         $    1.46         $    1.52
                                               =========         =========         =========         =========
    Diluted ...........................        $    0.30         $    0.43         $    1.40         $    1.45
                                               =========         =========         =========         =========

Cash dividends paid per share .........        $    0.03         $    0.03         $    0.09         $    0.09
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                        Nine months ended
                                                                           September 30
                                                                   ---------------------------
                                                                     2001              2000
                                                                   ---------         ---------
Cash flows from operating activities:
    Net income ............................................        $  37,347         $  37,769
    Depreciation and amortization .........................           36,605            35,715
    Deferred income tax provision .........................               --               232
    Changes in assets and liabilities (net of assets and
      liabilities acquired):
        Receivables, net ..................................            4,034               953
        Inventories .......................................          (15,031)           (9,104)
         Prepaid expenses and other current assets ........           (5,566)           (2,320)
         Accounts payable and accrued liabilities .........          (12,004)            8,130
         Income taxes payable .............................           (2,269)            7,658
         Other noncurrent assets and liabilities ..........           (9,564)              657
                                                                   ---------         ---------
        Net cash provided by operating activities .........           33,552            79,690
                                                                   ---------         ---------

Cash flows from investing activities:

    Capital expenditures ..................................          (29,238)          (31,836)
    Acquisition of businesses (net of cash acquired) ......         (120,392)           (8,303)
    Other investing activities ............................             (185)               --
                                                                   ---------         ---------
        Net cash used in investing activities .............         (149,815)          (40,139)
                                                                   ---------         ---------

Cash flows from financing activities:

    Dividends .............................................           (2,303)           (2,235)
    Net increase (decrease) in short-term debt ............            2,638            (3,906)
    Long-term debt activity (including current portion):
        Borrowings ........................................          258,743            37,801
        Repayments ........................................         (141,286)          (39,126)
    Proceeds from the issuance of common stock ............           10,824             7,931
    Purchase of treasury stock ............................           (1,532)             (788)
                                                                   ---------         ---------
        Net cash provided by (used) in financing activities          127,084              (323)
                                                                   ---------         ---------

Effect of exchange rate changes on cash ...................             (965)          (13,552)
                                                                   ---------         ---------

Net increase in cash and cash equivalents .................            9,856            25,676

Cash and cash equivalents at beginning of period ..........           21,721            39,796
                                                                   ---------         ---------

Cash and cash equivalents at end of period ................        $  31,577         $  65,472
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

       The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

(2)    INVENTORIES

       Inventories at September 30, 2001 and December 31, 2000 consist of the following:

                                 September 30,    December 31,
                                      2001            2000
                                    --------        --------
       Finished goods ......        $ 53,310        $ 44,437
       Work in process .....          33,922          33,601
       Raw materials .......          30,215          25,156
       Fuel oil and supplies           3,553           4,422
                                    --------        --------
           Total ...........        $121,000        $107,616
                                    ========        ========

(3)      ACQUISITIONS

       On June 1, 2001, Cambrex Corporation completed its acquisition of the Bio Science Contract Production Corporation biopharmaceutical manufacturing business in Baltimore, Maryland. The business involves the cGMP manufacture of purified bulk biologics and pharmaceutical ingredients. The total purchase price was approximately $120 million in cash, which was funded by an existing line of credit facility. Additional purchase price payments of up to $25 million may be made depending on future business performance over the next four years. The acquisition has been accounted for under the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at their estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations is finalized. At the time of the transaction, pending receipt of asset and liability appraisals, goodwill was recorded at approximately $122 million, including incremental deal costs, and is being amortized over 20 years.

       On October 30, 2001, Cambrex Corporation announced the acquisition of Marathon Biopharmaceuticals, located in Hopkinton, Massachusetts, for approximately $26 million in cash through a share purchase of CoPharma Inc. Marathon is a full-service cGMP manufacturer of biopharmaceutical ingredients and purified bulk biologics for pre-clinical evaluation, clinical trials and commercial scale quantities.

       As indicated above, in June 2001, Cambrex completed the acquisition of Bio Science Contract Production Corporation. Marathon strengthens Cambrex's existing capabilities for producing pre-clinical, clinical and commercial quantities of bulk biologics.

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

       All forward and swap contracts outstanding at January 1 and September 30, 2001 have been designated as cash flow hedges and accordingly, changes in the fair value of derivatives are recorded each period in other comprehensive income. Changes in the fair value of the derivative instruments reported in other comprehensive income will be reclassified as earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company's financial results. Adoption of this statement resulted in an after-tax reduction of other comprehensive income of $86. The unrealized net loss recorded in comprehensive income, including the transition adjustment at September 30, 2001, was $2,321. This amount will be reclassified into earnings as the underlying forecasted transactions occur. All transition amounts and the balance of net unrealized losses included in comprehensive income at September 30, 2001 will be recognized in earnings over the next twelve months. The net loss recognized in earnings related to foreign currency forward contracts during the three and nine months ended September 30, 2001 was $841 and $3,134, respectively. The net loss on interest rate swap contracts recognized in interest expense was $435 and $588 for the three and nine months ended September 30, 2001, respectively.

(5)    COMPREHENSIVE INCOME

       Comprehensive income for the three and nine months ended September 30, 2001 was $12,075 and $18,621, respectively. The amounts for the same period in 2000 were ($257) and $18,587, respectively. The increase in the three month period ended September 30, 2001 was due primarily to favorable foreign currency translation impacts in 2001 versus 2000, partly offset by lower net income.

(6)    INSURANCE CLAIM

       The Company experienced mechanical problems with a reactor located in one of the Company's chemical facilities in both August and December 2000 which resulted in extended plant downtime and interruption in product supply. Consequently, sales and production of certain products were curtailed throughout 2001. Interim inspection and mechanical repairs have been made to the reactor and the reactor is currently operating at reduced capacity. A replacement reactor is being fabricated for installation in the fourth quarter 2001.

       The Company has incurred costs associated with the reactor replacement and plant downtime that are in the process of being reviewed by the insurance company. The Company currently estimates that the total amount of the claim will be approximately $11.0 million. All costs incurred to date have been expensed as incurred, unless capital in nature. In addition, the Company has begun to receive progress payments on the claim and it is management's opinion, based upon a letter received documenting the review performed and opinion of an independent insurance expert, that all costs incurred will be covered under the Company's insurance policies. As such, a receivable, which is reflected in Other Current Assets, has been recorded in the amount of the costs incurred to date, subject to deductible levels.

(7)    NEW ACCOUNTING PRONOUNCEMENTS

       In July, 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.'s 141 "Business Combinations" (SFAS 141) and 142 "Goodwill and Other Intangible Assets" (SFAS 142).

       SFAS 141 addresses the accounting and reporting requirements for business combinations. This Statement requires that all business combinations be accounted for under the purchase method, as well as some additional disclosures. SFAS 141 is effective for all business combinations completed after June 30, 2001. Adoption of this Statement will have no impact on the Company's results.

       SFAS 142 addresses the accounting and reporting for goodwill and other intangible assets. The Statement adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. Goodwill and intangible assets with indefinite useful lives will not be amortized but rather will be tested for impairment at least annually. Identifiable intangible assets that have finite lives will continue to be amortized over their remaining useful lives. SFAS 142 will be effective on January 1, 2002; however, goodwill and intangibles acquired after June 30, 2001 will be subject immediately to the provisions of this Statement. The impact of this statement will not have a material impact on 2001 results. The Company is currently evaluating the impact that adoption will have on its 2002 annual results.

       In August, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 primarily addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS will be effective on January 1, 2002. The Company is currently evaluating the impact that adoption will have on its results.

(8)    LONG-TERM DEBT

       Long-term debt at September 30, 2001 and December 31, 2000 consists of the following:

                                  September 30,     December 31,
                                       2001            2000
                                     --------        --------
       Bank credit facilities        $283,500        $164,500
       Other ................          15,085           4,528
                                     --------        --------

           Subtotal .........         298,585         169,028
       Less:  current portion             287             437
                                     --------        --------
           Total ............        $298,298        $168,591
                                     ========        ========

    The Company met all the bank covenants for the first nine months of 2001.

(9)    SEGMENT INFORMATION

       Following is a summary of business segment information for the following dates:

                                                 Three months ended                Nine months ended
                                                    September 30,                     September 30,
                                            ---------------------------        --------------------------
                                              2001              2000              2001            2000
                                            ---------         ---------        ---------        ---------
       Gross Sales:
       -----------
       Human Health ................        $  57,071         $  55,257        $ 184,890        $ 177,453
       Biosciences .................           31,699            23,679           86,589           73,306
       Animal Health/Agriculture ...           10,689            10,775           39,338           38,082
       Specialty and Fine Chemicals            18,129            26,031           60,517           83,359
                                            ---------         ---------        ---------        ---------
                                            $ 117,588         $ 115,742        $ 371,334        $ 372,200
                                            =========         =========        =========        =========
       Gross Profit:
       ------------
       Human Health ................        $  21,228         $  22,064        $  74,276        $  71,653
       Bioscienses .................           16,146            11,727           45,274           38,908
       Animal Health/Agriculture ...              (81)            2,054            5,978            6,666
       Specialty and Fine Chemicals             3,416             5,523           13,216           19,036
                                            ---------         ---------        ---------        ---------
                                            $  40,709         $  41,368        $ 138,744        $ 136,263
                                            =========         =========        =========        =========
       Net Income*
       ----------
       Biosciences .................        $   1,280         $     741        $   4,368        $   4,060
       Human Health, Animal Health/
         Agriculture & Specialty and
         FineChemicals .............            6,821            10,510           32,979           33,709
                                            ---------         ---------        ---------        ---------
                                            $   8,101         $  11,251        $  37,347        $  37,769
                                            =========         =========        =========        =========

          * The Company allocates corporate expenses and interest to each of its subsidiaries. The interest allocation is based on 12% of subsidiary working capital and 9% of net property plant and equipment.

       Capital Spending:
       ----------------
       Biosciences .................        $ 1,676        $   484        $ 3,312        $ 3,099
       Human Health, Animal Health/
         Agriculture & Specialty and
         Fine Chemicals ............         12,269         11,098         25,926         28,737
                                            -------        -------        -------        -------
                                            $13,945        $11,582        $29,238        $31,836
                                            =======        =======        =======        =======
       Depreciation:
       ------------
       Biosciences .................        $ 1,240        $   784        $ 3,218        $ 2,736
       Human Health, Animal Health/
         Agriculture & Specialty and
         Fine Chemicals ............          7,678          8,972         23,512         25,540
                                            -------        -------        -------        -------
                                            $ 8,918        $ 9,756        $26,730        $28,276
                                            =======        =======        =======        =======
       Amortization:
       ------------
       Biosciences .................        $ 2,979        $ 1,430        $ 6,549        $ 4,338
       Human Health, Animal Health/
         Agriculture & Specialty and
         Fine Chemicals ............          1,124            807          3,326          3,101
                                            -------        -------        -------        -------
                                            $ 4,103        $ 2,237        $ 9,875        $ 7,439
                                            =======        =======        =======        =======

                                         September 30,    December 31,
                                              2001            2000
                                            --------        --------
       Total Assets
       ------------
       Biosciences .................        $327,095        $190,770
       Human Health, Animal Health/
         Agriculture & Specialty and
         Fine Chemicals ............         499,827         490,330
                                            --------        --------
                                            $826,922        $681,100
                                            ========        ========

(10)   CONTINGENCIES

       The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.

       Environmental

       In connection with laws and regulations pertaining to the protection of the environment, the Company is party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites (Superfund sites). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other non-current liabilities of $1,450 at September 30, 2001 and $2,300 at December 31, 2000, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents management's best estimate of what it believes are the reasonably possible environmental cleanup related costs of a non-capital nature. During the second quarter 2001, the Company reduced reserves by approximately $850 as a result of revised estimates. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

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

       An accrual of $6,000 was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. The balance of this accrual as of December 31, 2000 and September 30, 2001 was $5,301 and $752, respectively, and is recorded in Accounts Payable and Accrued Liabilities.

       While it is not possible to predict with certainty the outcome of the above litigation matters and various other lawsuits, it is the opinion of management that the ultimate resolution of these proceedings should not have a material adverse effect on the Company's results of operations, cash flows or financial position. These matters, if resolved in an unfavorable manner, could have a material effect on the operating results and cash flows when resolved in a future reporting period.

                      CAMBREX CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                    (in thousands, except per-share amounts)

RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER 2001 VERSUS THIRD QUARTER 2000

Earnings for the third quarter of 2001 were below the same period a year ago reflecting reduced volumes and product mix in non-core and older product lines coupled with increased marketing, research and amortization expenses, particularly in the biosciences segment. In addition, the provision for income taxes was lower than last year due to lower pre-tax income and a favorable effective rate.

The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended September 30, 2001 and 2000.

                                                  Quarter Ended September 30,
                                    -----------------------------------------------------
                                              2001                          2000
                                    -----------------------       -----------------------
                                       $               %             $              %
                                    --------        -------       --------        -------
Human Health ...............        $ 57,071           48.5%      $ 55,257           47.7%
Biosciences ................          31,699           27.0         23,679           20.5
Animal Health/Agriculture ..          10,689            9.1         10,775            9.3
Specialty and Fine Chemicals          18,129           15.4         26,031           22.5
                                    --------        -------       --------        -------
      Total gross sales ....        $117,588          100.0%      $115,742          100.0%
                                    ========        =======       ========        =======

The following table shows the gross sales and profit of the Company's four product segments for the third quarter 2001 and 2000.

                                     Gross           Gross          Gross
                                     Sales          Profit $       Profit %
                                    --------        --------         ----
2001
Human Health ...............        $ 57,071        $ 21,228         37.2%
Biosciences ................          31,699          16,146         50.9
Animal Health/Agriculture ..          10,689             (81)         (.8)
Specialty and Fine Chemicals          18,129           3,416         18.8
                                    --------        --------         ----
      Total ................        $117,588        $ 40,709         34.6%
                                    ========        ========         ====

                                     Gross           Gross         Gross
                                     Sales          Profit $      Profit %
                                    --------        --------        ----
2000
Human Health ...............        $ 55,257        $ 22,064        39.9%
Biosciences ................          23,679          11,727        49.5
Animal Health/Agriculture ..          10,775           2,054        19.1
Specialty and Fine Chemicals          26,031           5,523        21.2
                                    --------        --------        ----
      Total ................        $115,742        $ 41,368        35.7%
                                    ========        ========        ====

Gross sales in the third quarter 2001 increased 1.6% to $117,588 from $115,742 in the third quarter 2000. Sales increases in the Human Health and Biosciences segments were partially offset by decreases in the Specialty and Fine Chemicals and Animal Health/Agricultural segments.

The effect of foreign currency exchange rates on gross sales for the third quarter resulted in a negative impact on sales of $1,197, or 1.0%, compared to the corresponding period in 2000. Gross sales for 2001 would have been $118,785 using 2000 exchange rates compared to 2000 sales of $115,742.

The Human Health Segment gross sales of $57,071 were $1,814 (3.3%) above the third quarter 2000. Gross sales were above the prior year primarily reflecting higher sales of generic actives due to higher worldwide demand and timing of shipments, a new advanced intermediate used in a Phase III antiviral product and continued growth in sales of an intermediate used in a product to treat end-stage kidney disease. These increases were partly offset by lower sales of older gastrointestinal and cardiovascular products due to competitive pricing pressures. The cardiovascular product sales loss is offset by lower manufacturing costs reflecting a change in chemical processing. The sales in this segment were reduced by 1.6% due to the impact of European currencies versus the U.S. dollar.

The Bioscience Segment gross sales of $31,699 were $8,020 (33.9%) above the third quarter 2000 due primarily to the acquisition of Bio Science Contract Production Corp. in June 2001. In addition, the Company saw increased cell culture and endotoxin detection product sales, partially offset by the events of the September 11th terrorist attacks.

The Animal Health/Agriculture Segment gross sales of $10,689 in the third quarter 2001 were essentially flat compared to third quarter 2000. Animal Health/Agriculture business sales were essentially flat as higher shipments of Niacinamide feed grade and 2-Cyanopyridine were offset by lower agricultural intermediate sales of pyridine. The increase in Niacinamide and 2-Cyanopyridine sales were due to increased demand, as well as timing of annual production campaigns. The lower Pyridine shipments to the agricultural market were due primarily to timing of shipments.

The Specialty Business Segment gross sales of $18,129 decreased $7,902 (30.4%) below the third quarter 2000 reflecting reduced sales of encapsulants used in the telecommunications industry, coating additives (primarily castor oil based) and performance enhancing products. The reduced coatings and telecommunications product sales have been influenced by a general economic slowdown in those industries. Certain performance enhancing product sales reductions were due to weak photographic demand, a customer decision to move more production of a polycarbonate additive in-house, lower demand and timing of shipments in European markets.

Export sales from U.S. businesses of $11,300 in the third quarter 2001 increased from $11,211 in the third quarter 2000. International sales from our European operations totaled $53,689 for the third quarter of 2001 as compared with $53,449 in 2000.

Gross profit in the third quarter of 2001 was $40.7 million, or 34.6% of sales, compared to $41.4 million, or 35.7% of sales, in the third quarter 2000. With respect to the Human Health segment, gross margin was 37.2% in the third quarter versus 39.9% last year reflecting unfavorable product mix and overhead absorption in certain plants. The Biosciences segment gross margin of 50.9% was above prior year of 49.5% primarily due to improved sales mix. Specialty and Fine Chemicals gross margin declined compared to last year, due primarily to reduced volume. Lower production levels, unfavorable sales mix, increased raw material and energy costs significantly impacted Animal Health/Agriculture segment gross margin.

Selling, general and administrative expenses as a percentage of gross sales were 18.1% in the third quarter 2001, up from 16.2% in the third quarter 2000. The third quarter 2001 included the added administration costs of Bio Science Contract Production Corporation acquired in June 2001. The third quarter 2001 also had increased marketing and sales spending in the Biosciences and Human Health segments to promote new product growth and higher amortization expense due to the June 2001 Bio Science and August 2000 Arizona Chemicals product line acquisitions.

Research and development expenses of $5,170 were 4.4% of gross sales in the third quarter 2001, and represented a 51.8% increase from 2000. This increase was primarily due to strengthening of the R&D group in Biosciences and costs associated with the expansion of the Cambrex Center of Technical Excellence.

The operating profit in the third quarter 2001 was $14,307, compared to $19,162 in 2000 due primarily to weakness in the gross margins in the non-life science businesses and higher SG&A and amortization expense due to acquisitions.

Net interest expense of $3,420 in the third quarter 2001 increased $191 from 2000 reflecting lower interest rates offset by a higher average debt balance. The average interest rate was 5.02% in the third quarter 2001 versus 7.0% in 2000.

The provision for income taxes for the third quarter 2001 resulted in an effective rate of 26.1% as compared with 29.6% in the third quarter 2000. The decrease is due to the impact of favorable audits, R&D tax credit programs and a favorable geographic mix of income.

The Company's net income for the third quarter 2001 decreased to $8,101 compared with a net income of $11,251 in the third quarter 2000.

COMPARISON OF FIRST NINE MONTHS OF 2001 VERSUS NINE MONTHS OF 2000

Earnings in the first nine months of 2001 were approximately even with the comparable 2000 period reflecting higher sales in the Human Health and Biosciences segments, which yield higher gross margins than the non-life science businesses, offset by increased SG&A costs and research and development spending.

The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the first nine months 2001 and 2000.

                                                 Nine Months Ended September 30
                                    ---------------------------------------------------
                                             2001                          2000
                                    ---------------------         ---------------------
                                        $             %               $             %
                                    --------        -----         --------        -----
Human Health ...............        $184,890         49.8%        $177,453         47.7%
Biosciences ................          86,589         23.3           73,306         19.7
Animal Health/Agriculture ..          39,338         10.6           38,082         10.2
Specialty and Fine Chemicals          60,517         16.3           83,359         22.4
                                    --------        -----         --------        -----
      Total gross sales ....        $371,334        100.0%        $372,200        100.0%
                                    ========        =====         ========        =====

The following table shows the gross sales and profit of the Company's four product segments for the nine months 2001 and 2000.

                                                          Gross                   Gross               Gross
                                                          Sales                  Profit $            Profit %
                                                        --------                --------               ----
2001
Human Health.........................................   $184,890                $ 74,276               40.2%
Biosciences..........................................     86,589                  45,274               52.3
Animal Health/Agriculture............................     39,338                   5,978               15.2
Specialty and Fine Chemicals.........................     60,517                  13,216               21.8
                                                        --------                --------               ----
      Total..........................................   $371,334                $138,744               37.4%
                                                        ========                ========               ====

                                                          Gross                  Gross                Gross
                                                          Sales                 Profit $             Profit %
                                                        --------                --------               ----
2000
Human Health.........................................   $177,453                $ 71,653               40.4%
Biosciences..........................................     73,306                  38,908               53.1
Animal Health/Agriculture............................     38,082                   6,666               17.5
Specialty and Fine Chemicals.........................     83,359                  19,036               22.8
                                                        --------                --------               ----
      Total..........................................   $372,200                $136,263               36.6%
                                                        ========                ========               ====

Gross sales in the first nine months 2001 were $371,334 compared to $372,200 in the first nine months 2000. Higher sales in the Human Health, Biosciences and Animal Health/Agriculture segments were offset by the decrease in the Specialty and Fine Chemicals segment.

The effect of foreign currency exchange rates on gross sales for the first nine months resulted in a negative impact on sales of $7,007 or 1.9% compared to the corresponding period in 2000. Gross sales for 2001 would have been $378,341 using 2000 exchange rates compared to 2000 sales of $372,200.

The Human Health Segment gross sales of $184,890 were $7,437 (4.2%) above the first nine months of 2000 due primarily to higher sales of generics used in cardiovascular and central nervous system preparations, new products, and sales generated by the acquisition of Conti in Belgium in March 2000 and the Arizona Chemical product line in August 2000. Sales growth in Human health would have been 7.0% without the impact of the decline in European currencies. These increases were partially offset by reduced sales of a gastro-intestinal product due to customer bringing manufacturing in-house and a cardiovascular product due to a price decrease. This impact of this price decrease is offset by lower manufacturing cost, reflecting a change in chemical processing.

The BioScience Segment gross sales of $86,589 were $13,283 (18.1%) above the first nine months 2000 primarily due to the acquisition of Bio Science Contract Production Corp. in June, 2001, as well as increased shipments of media and serum products, including liquid media flex pack and powder formulations, and LAL products due to increased marketing and production efforts.

The Animal Health/Agriculture Segment gross sales of $39,338 were $1,256 (3.3%) above the first nine months of 2000. This increase was mainly due to higher sales of agricultural intermediates; primarily 2-Cyanopyridine and pyridine derivatives due to timing of orders and campaigns. These increases were partially offset by lower feed additive sales, principally reflecting decreased sales of 3-Cyanopyridine and Niacinamide due to the previously announced reactor damage at one of the Company's chemicals plants.

The Specialty and Fine Chemicals Segment gross sales of $60,517 were $22,842 (27.4%) below the first nine months of 2000 due to lower sales in telecommunications, coatings and performance enhancing products. Certain reductions in the performance enhancing products were due to initiatives to reduce sales of lower margin products, and weak photographic demand. Reduced sales in telecommunications and coating products have been influenced by a general economic slowdown in those industries. In addition, lower sales of a polycarbonate additive were due to a customer decision to move production in-house.

Export sales from U.S. businesses of $35,404 in the first nine months of 2001 compared to $38,438 in 2000. International sales from our European operations totaled $177,625 for the first nine months of 2001 compared to $175,504 in 2000.

Total gross profit of $138,744 was $2,481 above 2000 due to higher sales volume primarily in the Human Health and Bioscience segments partly offset by lower sales volume in the Specialty and Fine Chemicals segment. The gross margin for the first nine months of 2001 was 37.4% versus 36.6% in 2000.

Selling, general and administrative expenses as a percentage of gross sales were 17.6% in the first nine months of 2001, versus 16.3% for 2000. Administration costs increased due primarily to the acquisition of Bio Science Contract Production Corporation in June 2001. In addition, amortization expenses were higher due to the June 2001 Bio Science Contract Production Corporation and August 2000 Arizona product line acquisitions.

Research and development expenses of $14,557 were 3.9% of gross sales in 2001 compared to $10,641 or 2.9% of gross sales in the first nine months of 2000. This increase is related to increased efforts in the BioScience segment and expansions of the Company's Technical Center of Excellence.

The operating profit in the first nine months of 2001 was $58,973 compared to $64,970 in 2000.

Net interest expense of $7,705 in the first nine months of 2001 decreased $1,546 from 2000 reflecting a lower average debt balance and lower interest rates. The average interest rate was 5.54% in the first nine months of 2001 versus 6.8% in 2000. The provision for income taxes for the first nine months of 2001 resulted in an effective rate of 27.6% compared to 32.4% last year reflecting the impact of favorable tax audits, R&D tax credit programs and a favorable geographic mix of income.

The Company's net income for the first nine months of 2001 was $37,347 compared to $37,769 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2001, the Company generated cash flows from operations totaling $33,552 a decrease of $46,138 versus the same period a year ago. This decrease in cash flows is due primarily to higher inventory levels and a decrease in accounts payable, accrued liabilities and income taxes payable.

Capital expenditures were $29,238 in the nine months of 2001 as compared to $31,836 in 2000. Part of the funds were used for plant upgrades at Nordic AB, a water treatment upgrade at Profarmaco and system implementation at the BioWhittaker facility in Maryland.

In June 2001, Cambrex acquired Bio Science Contract Production Corporation, a biopharmaceutical manufacturing business in Baltimore, Maryland, for approximately $120 million in cash. This transaction was funded by an existing line of credit facility.

During the first nine months of 2001, the Company paid cash dividends of $0.09 per share.

Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements.

COST SAVINGS PROGRAM

Management is in the process of developing a cost savings program and is reviewing operations across all business lines. The program will primarily consist of rationalization of certain products and product lines, disposal of associated equipment and headcount reductions. The Company expects the plan to be committed to and all communications made by the end of the fourth quarter of this year. The cost of this program and associated future savings estimates are currently under review.

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

           Refer to Form 10-Q for the quarterly period ended March 31, 2001.

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

                                             CAMBREX CORPORATION



                                        By   /s/ Salvatore J. Guccione
                                             --------------------------------
                                             Salvatore J. Guccione
                                             Sr. Vice President and
                                             Chief Financial Officer
                                             (On behalf of the Registrant and
                                             as the Registrant's Principal
                                             Financial Officer)



Date:   November 14, 2001