Form 10-K
period 2001-12-31
CAMBREX CORP
filed 2002-03-22
CIK 820081

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,002,102,147 as of February 28, 2002.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of February 28, 2002, there were 25,922,455 shares outstanding of the registrant's Common Stock, $.10 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1  BUSINESS.

GENERAL

     Cambrex Corporation (the "Company" or "Cambrex"), a Delaware corporation, began business in December 1981. The Company primarily provides products and services worldwide to the life sciences industry. Cambrex operates in four segments, Human Health, Biosciences, Animal Health/Agriculture, and Specialty and Fine Chemicals. Each of these segments includes various product categories. The Company has continued to evolve into a life science based organization through acquisitions and internal investments. The Human Health, Biosciences, and Animal Health/Agriculture segments facilitate all the ongoing analysis of the business in the area of life sciences. Currently, the Company's overall strategy for these segments is to focus on niche markets that have global opportunities, build on strong customer relations to enhance our new products pipeline, and support state-of-the-art technology, while being a leader in environmental, health and safety performance.

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

     The Company announced in late November 2001 a plan to realign its businesses in recognition of the Company's strategic emphasis on the growing opportunities in the life sciences industry. Effective January 1, 2002, the operating units that primarily produce specialty and fine chemicals and animal health and agriculture products were combined under a new subsidiary, Rutherford Chemicals, Inc. Rutherford Chemicals, Inc. will include CasChem, Inc., Bayonne, New Jersey; Cosan Chemical Corporation, Carlstadt, New Jersey; Heico Chemicals, Inc., Delaware Water Gap, Pennsylvania; Nepera, Inc., Harriman, New York; Zeeland Chemicals, Inc., Zeeland, Michigan; and Seal Sands Chemicals Ltd., Teeside, United Kingdom.

     On October 3, 1997, the Company completed the acquisition of all of the outstanding common stock of BioWhittaker, Inc. ("BioWhittaker") for approximately $133,500. BioWhittaker, which is located on 116 acres in Walkersville, Maryland, develops, produces and sells cell culture and endotoxin detection products to the biotechnology and pharmaceutical industries for research and for the commercial manufacture of biopharmaceutical products. On May 12, 1998, Cambrex purchased the assets of the biopharmaceutical manufacturing and distribution business of Boehringer Ingelheim Bioproduct Partnership. The assets acquired included a state-of-the-art cell culture and media manufacturing facility in Verviers, Belgium, and inventory for certain cell culture, endotoxin detection and molecular biology products.

     On January 9, 1998, the Company completed the acquisition of the chiral intermediates business of Celgene Corporation for approximately $11,328 plus future royalties of up to $7,500 based upon sales. The product line produces compounds that are important in the production of modern active pharmaceutical ingredients.

     On January 4, 1999, the Company acquired Poietic Technologies, Inc., a leading supplier of normal human cells of hematopoietic origin. Terms of the transaction were $2,500 in cash and future consideration based on the performance of the business.

---------------
(dollars in thousands, except share data)

     On March 12, 1999, the Company completed the purchase of Irotec Laboratories, Ltd., a manufacturer of active pharmaceutical ingredients located in Cork, Ireland. Cambrex paid approximately $37,560 for the business, which included a new $15,000 cGMP (current good manufacturing practices) pharmaceutical manufacturing plant that came on line in the third quarter of 1999.

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

     On July 24, 2000, the Company completed the acquisition of Lumitech, LTD, an emerging company based in Nottingham, United Kingdom, which provides products and services used in the high throughput screening market for drug discovery. The Company paid approximately $4,700 in cash at closing, the majority of which was recorded as patents and other intangibles, with additional future performance-based payments of up to $16,000 due over the next five years. The acquired patents and other intangibles are being amortized over 15-20 years.

     On August 29, 2000, Cambrex Corporation announced that its CasChem, Inc. subsidiary had licensed the castor oil based ester products business from Arizona Chemical, Jacksonville, FL through a perpetual licensing agreement for approximately $4.5 million. The agreement provided CasChem with process technologies, customer lists, and supply of raw materials. The ester products are used in personal care and coatings applications. The license cost is included in intangible assets and is being amortized over 10 years. As part of the transaction, CasChem has also entered into a five-year supply agreement with Arizona Chemical to manufacture a line of tall oil based products used in the lubricant and lithographic ink markets.

     On June 1, 2001, Cambrex Corporation completed its acquisition of the Bio Science Contract Production Corporation ("Bio Science") biopharmaceutical manufacturing business in Baltimore, Maryland. The business involves the cGMP manufacture of purified bulk biologics and pharmaceutical ingredients. The total purchase price was approximately $120 million in cash, which was funded by an existing line of credit facility. Additional purchase price payments of up to $25 million may be made depending on future business performance over the next four years. Assets acquired and liabilities assumed have been recorded at their estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations is finalized. At the time of the transaction, goodwill was recorded at approximately $122 million, including incremental deal costs, and is being amortized over 20 years.

     On October 30, 2001, Cambrex Corporation completed the acquisition of Marathon Biopharmaceuticals ("Marathon"), located in Hopkinton, Massachusetts, for approximately $26 million in cash through a share purchase of CoPharma Inc. Marathon is a full-service cGMP manufacturer of biopharmaceutical ingredients and purified bulk biologics for pre-clinical evaluation, clinical trials and commercial scale quantities. This acquisition strengthens Cambrex's existing capabilities for producing pre-clinical, clinical and commercial quantities of bulk biologics. Assets acquired and liabilities assumed have been recorded at their estimated fair values and are subject to adjustment when additional information concerning assets and liability valuation is finalized. At the time of the transaction goodwill was recorded at approximately $16.3 million. Subsequent to the acquisition, the acquired company's formal name was changed to Cambrex Bio Science MA, Inc.
---------------
(dollars in thousands, except share data)

PRODUCTS

     The Company uses its technical expertise in a wide range of chemical and biological processes to meet the needs of its customers for high quality products and services for specialized applications. The following table sets forth for the periods indicated information concerning gross sales from the Company's four segments:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                     2001(3)     2000(2)     1999(1)
                                                     --------    --------    --------
Human Health.......................................  $242,995    $233,886    $225,660
Biosciences........................................   124,973      96,232      83,887
Animal Health/Agriculture..........................    54,840      56,220      55,695
Specialty and Fine Chemicals.......................    76,386     106,206     119,318
                                                     --------    --------    --------
  Gross Sales......................................  $499,194    $492,544    $484,560
                                                     ========    ========    ========

---------------
(1) Sales from Irotec Laboratories, acquired in March 1999, and BioWhittaker Molecular Applications, acquired in July 1999, are included from the dates of acquisition.

(2) Sales from Conti BC NV acquired in March 2000, Lumitech Limited acquired July 2000, and the Arizona Chemical product lines licensed in August 2000, are included from dates of acquisition.

(3) Sales from Bio Science acquired in June 2001, and Marathon, acquired in October 2001, are included from dates of acquisition.

     Human Health: The Human Health Segment is classified into seven principal product groups: (1) Active Pharmaceutical Ingredients, (2) Pharmaceutical Intermediates, (3) Imaging Chemicals, (4) Personal Care Ingredients, (5) Biomedical Urethanes, (6) Catalysts, and (7) Other. These products are sold to a diverse group of more than 1,100 customers, with one customer, a distributor representing multiple customers, accounting for 14.8% of 2001 sales in this segment. Many of these products are also sold through agents.

     This table summarizes the gross sales for this product segment.

                                                                        $         %
                                               2001        2000      CHANGE     CHANGE
                                             --------    --------    -------    ------
Active Pharmaceutical Ingredients..........  $174,483    $171,174    $ 3,309       2%
Pharmaceutical Intermediates...............    30,542      29,527      1,015       3
Personal Care Ingredients..................    21,011      15,512      5,499      35
Imaging Chemicals..........................     8,478       7,842        636       8
Biomedical Urethanes.......................     2,491       2,784       (293)    (11)
Catalysts..................................     5,553       7,035     (1,482)    (21)
Other......................................       437          12        425     N/A
                                             --------    --------    -------
          Total Human Health...............  $242,995    $233,886    $ 9,109       4%
                                             ========    ========    =======     ===

     Human Health sales of $242,995 increased $9,109 (4%) despite the unfavorable effects of foreign currency which reduced sales by 2.2%.

     Active Pharmaceutical Ingredients are manufactured under FDA regulation for use as the active ingredients in prescription and over-the-counter drugs. Active Pharmaceutical Ingredients includes active ingredients used in products for gastro-intestinal, cardiovascular, endocrine, central nervous system, respiratory, diuretics, anti-infective, anti-inflammatory, immunology and various other uses. Active Pharmaceutical Ingredients sales of $174,483 were $3,309 (2%) above the prior year due primarily to increased demand and timing of shipments for cardiovascular, central nervous system and gastrointestinal actives. Also contributing were new product introductions used in treatments for insomnia and prostate cancer. Partly offsetting these

---------------
(dollars in thousands, except share data) increases were lower sales of a generic used in the treatment of ulcerative colitis, and a cardiovascular supplement, due to competitive pricing pressures. The Diltiazem price decrease was offset by lower manufacturing cost reflecting a change in chemical processing. In addition, sales of a urinary incontinence active were lower due to a customer decision to bring manufacturing in-house.

     Pharmaceutical Intermediates sales of $30,542 were $1,015 (3%) above 2000 primarily due to higher sales of an intermediate used in a therapeutic drug for treatment of end-stage kidney disease and a new antiviral product currently in clinical trials. These increases were partly offset by lower sales of an intermediate used in an antihistamine, due to customer production and inventory issues and a cough suppressant ingredient, due to foreign competition.

     Personal Care Ingredients sales of $21,011 were $5,499 (35%) above 2000 due to the full year impact of the August 2000 Arizona product line license agreement.

     Catalysts sales were lower by $1,482 (21%) due to reduced demand of a chemical resolving agent.

     Other product category changes from prior year were not significant.

     Biosciences: This segment consists of cell culture products (including living cell cultures, cell culture media and cell culture media supplements), endotoxin detection products, electrophoresis and chromatography products, and contract biopharmaceutical manufacturing for the biotechnology and pharmaceutical industries. The Company manufactures more than 1,800 products which are sold to more than 14,000 customers worldwide with no one customer accounting for more than 10% of sales in this category.

     This table summarizes the gross sales for this product segment:

                                                                        $         %
                                                2001       2000      CHANGE     CHANGE
                                              --------    -------    -------    ------
Cells and Media.............................  $ 54,708    $50,590    $ 4,118       8%
Endotoxin Detection.........................    23,786     21,391      2,395      11
Contract Biopharmaceutical Manufacturing....    22,461         --     22,461     N/A
Electrophoresis, Chromatography & Other.....    24,018     24,251       (233)     (1)
                                              --------    -------    -------
          Total Biosciences.................  $124,973    $96,232    $28,741      30%
                                              ========    =======    =======     ===

     Gross sales of $124,973 were $28,741 (30%) above 2000 due to the impact of contract biopharmaceutical manufacturing acquisitions and increased shipments of cell culture and endotoxin detection products. The acquisitions in the contract bioprocessing area include the results of Bio Science, acquired in July 2001 and Marathon, acquired in October 2001.

     Animal Health/Agriculture:  This segment consists of three product groups:
(1) Vitamin B-3 used in feed additives and for veterinary products, (2) Animal Health products used in disease prevention and (3) Agricultural Intermediates used in crop protection. These products are sold to approximately 200 customers. Three customers accounted for 25.9%, 26.2% and 22.7% of 2001 sales in this segment.

     This table summarizes the gross sales for this product segment:

                                                                        $         %
                                                2001       2000      CHANGE     CHANGE
                                               -------    -------    -------    ------
Vitamin B-3..................................  $ 6,629    $ 6,910    $  (281)     (4)%
Animal Health................................   14,220     16,140     (1,920)    (12)
Agricultural Intermediates...................   33,991     33,170        821       2
                                               -------    -------    -------
          Total Animal Health/Agriculture....  $54,840    $56,220    $(1,380)     (2)%
                                               =======    =======    =======     ===

     Animal Health sales of $14,220 were $1,920 (12%) below 2000 due to inventory adjustments made by a major feed additive customer.

---------------
(dollars in thousands, except share data)

     Agricultural Intermediate sales of $33,991 were up $821 (2%) due to increased requirements in crop protection and the timing of significant customer campaigns.

     Specialty and Fine Chemicals:  This segment consists of two product groups:
(1) Performance Enhancing Chemicals and (2) Polymer Systems. Performance Enhancing Chemicals are complex chemicals designed to impart special properties when small quantities are included in the formulation of specific products. These chemicals, which include over 100 products, are used in photography, pigments, polymers, fuel/oil addition, catalysts and other specialty additives. Polymer Systems are monomers or two component polymer systems for use in small volume, high performance applications. These polymers include applications used in coatings, telecommunications, electronics and engineering plastics. These products are sold to approximately 1,100 customers with no one customer accounting for over 10% of 2001 sales.

     This table summarizes the gross sales for this product category:

                                                                       $          %
                                              2001        2000       CHANGE     CHANGE
                                             -------    --------    --------    ------
  Performance Enhancing Chemicals..........  $48,518    $ 67,004    $(18,486)    (28)%
  Polymer Systems..........................   27,868      39,202     (11,334)    (29)
                                             -------    --------    --------
          Total Specialty and Fine
            Chemicals......................  $76,386    $106,206    $(29,820)    (28)%
                                             =======    ========    ========     ===

     Performance Enhancing Chemicals sales of $48,518 were $18,486 (28%) below 2000 levels. Key decreases were in sales of photographic products due to lower demand and pigment industry products due to the elimination of certain lower margin products.

     Polymer Systems sales of $27,868 were down $11,334 (29%) due primarily to lower sales of encapsulants and other telecommunication products, coating additives (primarily castor oil derivatives) and plastics additives. The polymer business has been impacted greatly by an overall economic slowdown in these industries.

MARKETING AND DISTRIBUTION

     The Company's Human Health segment generally includes high value, low-medium volume products requiring significant technical expertise for their development and manufacture. Marketing generally requires significant cooperative effort among a small highly trained sales and marketing staff, a technical staff who can assess the technical fit and estimate manufacturing economics, and the business unit management to determine the strategic and business fit. Such a process may take from two to five years before a commercial product is fully established. Sales of established products may be handled by agents in those areas where direct sales efforts are not economical.

     For the Biosciences segment, the Company markets and sells its products in the United States and Europe principally through its own direct sales force. The Company directly serves the European markets through its wholly-owned subsidiaries, BioWhittaker UK LTD, located outside London, and BioWhittaker, Europe located in Belgium, and BioWhittaker Molecular Applications located in Denmark. The remaining international markets are served principally through an extensive network of independent distributors. The Company is currently implementing e-commerce software to market and sell these products.

     For the Specialty and Fine Chemicals segment and some Animal Health/Agriculture segment products, marketing and distribution is more typical of specialty chemical companies, with products being sold to customers from inventory in volumes ranging from rail cars to five gallon containers. Sales may be handled by Company salespeople, distributors or agents, as appropriate.

---------------
(dollars in thousands, except share data)

RAW MATERIALS

     The Company uses a wide array of raw materials in the conduct of its businesses. The Company's specialty chemical facility in Bayonne, New Jersey, uses significant amounts of castor oil and compounds derived from petroleum feedstocks in manufacturing a limited number of its products. The Company believes it is one of the largest purchasers of castor oil in the United States, and has the ability to take delivery and store a large quantity of castor oil. Castor oil is used primarily in the manufacture of the Company's polymer systems for coatings, telecommunication, and electronic applications. Castor oil, which is not produced in the United States, is an agricultural product, the market price of which is affected by natural factors relating to the castor bean crop from which the oil is produced. Castor oil is produced commercially in a few foreign countries, with India currently being the largest exporter. The Company has been generally able to obtain adequate supplies of castor oil at acceptable prices in the past and expects to be able to continue to do so in the future.

     Pyridine, which accounted for approximately 5%, 5% and 6% of gross revenues in 2001, 2000 and 1999, respectively, is produced by the Company by a process involving the high temperature reaction of acetaldehyde, formalin and ammonia. Acetaldehyde is available from a limited number of suppliers in North America. The Company uses one primary supplier in the U.S. at competitive prices. The average price of acetaldehyde increased approximately 2.0% during 2001 after increasing 32.0% in 2000. While formaldehyde is available from multiple sources, a majority is obtained from a local supplier in the U.S. at competitive prices. The average price of formaldehyde in 2001 increased approximately 16% from 2000 after increasing 18% in 2000 from 1999. The Company obtains acetaldehyde and formalin pursuant to long-term supply contracts under which the price for the raw material adjusts to market conditions.

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

RESEARCH AND DEVELOPMENT

     The Company's research and development program is designed to increase the Company's competitiveness through improving its technology and developing processes for the manufacture of new products to meet customer requirements. The goals are to introduce innovative products, improve manufacturing processes to reduce costs, improve quality and increase capacity, and to identify market opportunities which warrant a significant technical effort, and offer the prospects of a long-term, profitable business relationship. Research and development activities are performed at most of the Company's manufacturing facilities in both the United States and Europe. Approximately 337 employees are involved directly in research and development activities worldwide.

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

     The Company spent approximately $19,619, $14,267 and $14,255 in 2001, 2000 and 1999, respectively, on research and development efforts.

---------------
(dollars in thousands, except share data)

PATENTS AND TRADEMARKS

     The Company has patent protection in some of its product areas. However, the Company relies primarily on know-how in many of its manufacturing processes and techniques not generally known to other life sciences companies for developing and maintaining its market position.

     The Company currently owns approximately 160 United States patents which have various expiration dates beginning in 2002 through 2019 and which cover selected items in each of the Company's major product areas. The Company also owns the foreign equivalent of many of its United States patents. In addition, the Company has applied for patents for various concepts and is in the process of preparing patent applications for other concepts. In conjunction with the acquisition of BioWhittaker, the Company acquired patent and other proprietary rights, which are material to the endotoxin detection products.

     The Company has trademarks registered in the United States and a number of other countries for use in connection with the Company's products and business. The Company believes that many of its trademarks are generally recognized in its industry. Such trademarks include Naturechem(R), Bufferite(R), Poietics(TM), Clonetics(TM), Auto-LAL(TM), SeaPlaque(TM), IsoGel(R), NuSieve(R), Reliant(TM), Long Ranger(R), Singel(R), Latitude(R) and PAGEr(TM).

     The Company requires employees to sign confidentiality and non-compete agreements where appropriate.

COMPETITION

     Because of the nature of the Company's products in its Human Health segment and its strategic approach, it is not possible to identify a group of direct competitors. Where competition exists, it is typically specific to a certain product, or is focused early in the process, when an initial market position is being established. If the Company perceives significant competitive risk and a need for large technical or financial commitment, it generally negotiates long-term contracts or capital guarantees from its targeted customer before proceeding.

     In the Biosciences segment, no one company is known to compete with the Company in all of its product groups, but in each group competition is offered by a number of companies, including, in some cases, firms substantially larger and with greater financial resources than the Company. The markets in which the Company competes are generally concentrated and are highly competitive, with competition centering on product specifications and performance, quality, depth of product line, price, technical support, timely product development and speed of delivery.

     Competition for the Company's Specialty and Fine Chemicals and Animal Health/Agriculture segments is more typical of chemical markets. Competition exists from other producers of the Company's products and from other products that may offer equivalent properties. Competition in these areas is generally based on product performance, customer service, product quality and pricing.

ENVIRONMENTAL AND SAFETY REGULATIONS AND PROCEEDINGS

     General: Certain products manufactured by the Company involve the use, storage and transportation of toxic and hazardous materials. The Company's operations are subject to extensive international and domestic federal, state and local laws and regulations relating to the storage, handling, emission, transportation and discharge of materials into the environment and the maintenance of safe conditions in the work place. The Company maintains environmental and industrial safety and health compliance programs at its plants, and believes that its manufacturing operations are in general compliance with all applicable safety, health and environmental laws.

     The Company conducts detailed environmental due diligence on all acquisitions. The Company's acquisitions were made with consideration of any known environmental conditions. Also, as with other companies engaged in the chemical business, risks of substantial costs and liabilities are inherent in certain

---------------
(dollars in thousands, except share data) plant operations and certain products produced at the Company's plants. Additionally, prevailing legislation tends to hold chemical companies primarily responsible for the proper disposal of their chemical wastes even after transferal to third party waste disposal facilities. Moreover, other future developments, such as increasingly strict environmental, safety and health laws and regulations, and enforcement policies thereunder, could result in substantial costs and liabilities to the Company and could subject the Company's handling, manufacture, use, reuse, or disposal of substances or pollutants at its plants to more rigorous scrutiny than at present. Although the Company has no direct operations and conducts its business through subsidiaries, certain legal principles that provide the basis for the assertion against a parent company of liability for the actions of its subsidiaries may support the direct assertion against the Company of environmental liabilities of its subsidiaries.

     Known environmental matters which may result in liabilities to the Company and the related estimates and accruals are summarized in Note #23 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

     Present and Future Environmental Expenditures: The Company's policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations. The Company believes it is in general compliance with such requirements and has adequate professional staff and systems in place to remain in compliance. In some cases, compliance can only be achieved by capital expenditures, and the Company made capital expenditures of approximately $3,900 in 2001, $5,300 in 2000, and $5,600 in 1999 for environmental projects. The Company anticipates that capital requirements will increase in subsequent years as a result of the Clean Air Act Amendments and other pending environmental laws. Additionally, as the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related expenditures will most likely increase. The Company considers costs for environmental compliance to be a normal cost of doing business, and includes such costs in pricing decisions.

EMPLOYEES

     At December 31, 2001 the Company had 2,079 employees worldwide (817 of whom were from international operations) compared with 1,852 employees at December 31, 2000 and 1,860 at December 31, 1999.

     All hourly plant employees at the Bayonne, New Jersey facility are represented by Local 2-406 of the Paper, Allied and Chemical Workers International Union under a contract ex ring September 17, 2003; the hourly plant employees at the Carlstadt, New Jersey plant are represented by Local 76B of the Amalgamated Industrial Union of Jamaica, New York under a contract ex ring November 30, 2003; and the hourly plant employees at the Harriman, New York facility are represented by Local 810 of the International Brotherhood of Teamsters under a contract expiring June 30, 2004. Nordic, Profarmaco, Conti and Irotec production, administration, scientific and technical employees are represented by various local and national unions. The Company believes its labor relations are satisfactory.

SEASONALITY

     Like many other businesses in the life sciences and specialty and fine chemicals industries, the Company experiences some seasonality primarily due to planned plant shutdowns by the Company and certain customers in the third quarter. Operating results for any quarter, however, are not necessarily indicative of results for any future period. In particular, as a result of various factors such as acquisitions and plant shutdowns, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance.

---------------
(dollars in thousands, except share data)

EXPORT AND INTERNATIONAL SALES

     The Company exports numerous products to various areas, principally Western Europe, Asia and Latin America. Export sales from the Company's domestic operations in 2001, 2000 and 1999 amounted to $45,041, $50,910 and $40,610, respectively. Sales from international operations were $232,921 in 2001, $230,476 in 2000, and $218,389 in 1999. Refer to Note #21 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

ITEM 2  PROPERTIES.

     Set forth below is information relating to the Company's manufacturing facilities:

                                    OPERATING
LOCATION                 ACREAGE    SUBSIDIARY            PRODUCT LINES MANUFACTURED
--------                 -------    ----------            --------------------------
Bayonne, NJ               8 acres    CasChem     Personal Care Ingredients; Biomedical
                                                 Urethanes; Performance Enhancers; Polymer
                                                 Systems
Carlstadt, NJ             3 acres     Cosan      Performance Enhancing Chemicals; Polymer
                                                 Systems
Harriman, NY             29 acres     Nepera     Personal Care Ingredients; Vitamin B-3;
                                                 Agricultural Intermediates; Performance
                                                 Enhancing Chemicals
Delaware Water Gap, PA   12 acres    CasChem     Performance Enhancing Chemicals; Polymer
                                   d/b/a Heico   Systems
Charles City, IA         57 acres    Salsbury    Active Pharmaceutical Ingredients;
                                                 Pharmaceutical Intermediates; Imaging
                                                 Chemicals; Animal Health Products
                                                 Performance Enhancing Chemicals
Zeeland, MI              14 acres    Zeeland     Personal Care Ingredients; Catalysts;
                                                 Performance Enhancing Chemicals
Middlesbrough, England   12 acres   Seal Sands   Pharmaceutical Intermediates; Personal Care
                                                 Ingredients; Catalysts; Agricultural
                                                 Intermediates; Performance Enhancing
                                                 Chemicals; Polymer Systems
Karlskoga, Sweden        42 acres     Nordic     Active Pharmaceutical Ingredients;
                                                 Pharmaceutical Intermediates; Imaging
                                                 Chemicals; Personal Care Ingredients;
                                                 Catalysts; Agricultural Intermediates;
                                                 Performance Enhancing Chemicals
Paullo (Milan), Italy    13 acres   Profarmaco   Active Pharmaceutical Ingredients
Walkersville, MD        116 acres  BioWhittaker  Cells and Media; Endotoxin Detection
Verviers, Belgium         9 acres  BioWhittaker  Cells and Media
                                      Europe
Cork, Ireland            21 acres     Irotec     Active Pharmaceutical Ingredients;
                                                 Pharmaceutical Intermediates
Rockland, ME             93 acres      BMA       Electrophoresis and Chromatography
Copenhagen, Denmark        Leased      BMA       Electrophoresis and Chromatography
Landen, Belgium          40 acres     Conti      Active Pharmaceutical Ingredients
Nottingham, England        Leased    Lumitech    BioAssay Products; Reagent Kits
Baltimore, MD              Leased  Cambrex Bio   Contract Biopharmaceuticals
                                     Science
Hopkinton, MA              Leased  Cambrex Bio   Contract Biopharmaceuticals
                                    Science MA

---------------
(dollars in thousands, except share data)

     The Company owns all the above facilities and properties, with the exception of the leased facilities in Nottingham, England, Copenhagen, Denmark, Baltimore, Maryland and Hopkinton, Massachusetts. The Company also leases 31,000 square feet in North Brunswick, New Jersey for its Center of Technical Excellence, which has a 10 year term ending March 27, 2010. In addition, the Company owns a four acre site and buildings in North Haven, CT and thirty-one acres of undeveloped land adjacent to the North Haven facility, one hundred and three acres of undeveloped land adjacent to the Harriman facility, sixty-six acres of undeveloped land adjacent to the Zeeland facility and eighty-one acres in Walkersville, Maryland. The Company believes its facilities to be in good condition, well-maintained and adequate for its current needs.

     Most of the Company's products are manufactured in multi-purpose facilities. Each product has a unique requirement for equipment, and occupies such equipment for varying amounts of time. This, combined with the variations in demand for individual products, makes it difficult to estimate actual overall capacity subject to regulatory approval. It is generally possible, with proper lead time, to transfer the manufacturing of a particular product to another facility should capacity constraints dictate. However, the Company's pyridine and arsenical feed additive product groups are each manufactured at a single facility, and production of such products would not be transferable to another existing Cambrex site.

     The Company plans to continue to expand capacity to meet growing needs by process improvements and construction of new facilities where needed.

ITEM 3  LEGAL PROCEEDINGS.

     See "Environmental and Safety Regulations and Proceedings" under Item 1 and Note #23 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements with respect to various proceedings involving the Company in connection with environmental matters. The Company is party to a number of other proceedings also discussed in Note #23. Management is of the opinion that while the ultimate liability resulting from those proceedings, as well as environmental matters, may have a material effect upon the results of operations in any given year, they will not have a material adverse effect upon the Company's liquidity nor its financial position.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 10  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table lists the executive officers of the Company:

NAME                                        AGE                          OFFICE
----                                        ---                          ------
James A. Mack.............................  64    Chairman of the Board and Chief Executive Officer
Claes Glassell............................  50    President and Chief Operating Officer
Steven M. Klosk...........................  44    Executive Vice President, Administration
Salvatore J. Guccione.....................  39    Senior Vice President and Chief Financial Officer
Peter E. Thauer...........................  62    Senior Vice President, Law & Environment General
                                                    Counsel & Corporate Secretary
John Antonelli, Jr........................  46    Vice President, Treasurer
Thomas N. Bird............................  57    Vice President, Corporate Development
Ronnie D. Carroll, PhD....................  61    Vice President and Chief Technology Officer,
                                                    Pharmaceutical Technology
Robert J. Congiusti.......................  48    Vice President, Information Technology
John P. Hopkins...........................  41    Vice President, Finance
Daniel R. Marshak, PhD....................  44    Vice President and Chief Technology Officer,
                                                    Biotechnology
Cyril C. Baldwin, Jr......................  74    Chairman Emeritus

     The Company's executive officers are elected by the Board of Directors and serve at the Board's discretion.

     Mr. Mack was elected Chairman of the Board of Directors on October 28, 1999. He also retains his position as Chief Executive Officer. Mr. Mack has been Chief Executive Officer since Mr. Baldwin's retirement on April 1, 1995. Mr. Mack was appointed President and Chief Operating Officer and a director of the Company in February 1990. For five years prior thereto he was Vice President in charge of the worldwide Performance Chemicals businesses of Olin Corporation, a manufacturer of chemical products, metal products, and ammunition and defense-related products. Mr. Mack was Executive Vice President of Oakite Products, Inc. from 1982 to 1984. Prior to joining Oakite, he held various positions with The Sherwin-Williams Company, most recently as President and General Manager of the Chemicals Division from 1977 to 1981. Mr. Mack is a past Chairman of the Board of Governors of the Synthetic Organic Chemical Manufacturing Association and is a member of the Board of Trustees of the Michigan Tech Alumni Fund.

     Mr. Glassell was appointed President and Chief Operating Officer, and was elected as a director in July 2001. Previously, he had been Executive Vice President and Chief Operating Officer since July 2000. From July 1998 to July 2000 Mr. Glassell held the position of President, Pharmaceutical Group. Mr. Glassell was appointed President, International in November 1997. Mr. Glassell was appointed Vice President of Cambrex in November 1994. After extensive management experience at Nordic and Profarmaco, he joined Cambrex as a result of the 1994 acquisition of Nordic and Profarmaco. In 1989, he joined Nordic as President and CEO for Nordic's Chemistry Business. From 1986 to 1989, he worked for the agricultural division of Berol Europe Ltd.

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

---------------
(dollars in thousands, except share data)

     Mr. Guccione was appointed Senior Vice President in January 2001 and Chief Financial Officer in April 2001. Previously, he held the position of Senior Vice President, Corporate Development since January 2001. Mr. Guccione joined the Company in December 1995 as Vice President, Corporate Development. Prior to joining the Company, from 1993 to 1995, he held the position of Vice President and General Manager of the International Specialty Products (ISP) Personal Care Division. He also served as Director of Corporate Development for ISP, and had other various positions in Corporate Development at ISP from 1987-1993.

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

     Mr. Antonelli was appointed Vice President and Treasurer in April 1999. His prior position was Treasurer which he held since April 1998. He joined the Company in June 1995 as Director of Taxes. Prior to joining the Company, Mr. Antonelli was Corporate Tax Manager at InterMetro Industries, a worldwide manufacturer and distributor of storage and shelving systems. Mr. Antonelli is a Certified Public Accountant who has worked for PriceWaterhouse, KPMG and Parente Randolph.

     Mr. Bird was appointed Vice President, Corporate Development in January 2002. Since January 2001, he held the position of Vice President, Business Development, Life Sciences. Prior to that, Mr. Bird served as President, Biosciences Group since July 1998. Mr. Bird joined the Company in June 1997, as President of Nepera, Inc. He was previously President of the consulting firm of Bavier, Bulgar and Goodyear since 1994. Prior to that, Mr. Bird maintained various vice presidential positions with Commercial Intertech Corporation in their Fluid Purification Group.

     Dr. Carroll was appointed Vice President and Chief Technology Officer, Pharmaceutical Technology in January 2002. He joined the Company in September 1997 as Vice President, Technology. Mr. Carroll had been with Bristol-Myers Squibb for 14 years, most recently as Vice President, Chemical Development for Bristol-Myers Squibb Technical Operations. Prior to working for Bristol-Myers Squibb, Dr. Carroll was with Pfizer, Inc. in Groton, CT.

     Mr. Congiusti was appointed Vice President, Information Technology in November 1998. Mr. Congiusti joined the Company in September 1994 as Director, Information Services. Prior to joining the Company, from 1984 to 1994, he held various senior information systems management positions at International Specialty Products and American Cyanamid Company.

     Mr. Hopkins was appointed Vice President, Finance in April 2001. He joined the Company in January 1999 as Vice President and Controller. Prior to joining the Company, from 1988 to 1998, he held various senior financial positions with ARCO Chemical Company, a manufacturer and marketer of specialty chemicals and chemical intermediates. Mr. Hopkins is a Certified Public Accountant and was an Audit Manager for Coopers & Lybrand prior to joining ARCO Chemical.

     Dr. Marshak was appointed to the position of Vice President and Chief Technology Officer, Biotechnology in January 2002. He joined the Company in August 2000 as Vice President, Research and Development, BioSciences Group. Prior to joining Cambrex, Dr. Marshak held various Research and Development positions with Osiris Therapeutics, Inc. from 1999 to 2000, most recently as Executive Scientific Advisor. From 1986 to 1994 he was a Senior Staff Investigator with Cold Spring Harbor Laboratory.

     Mr. Baldwin was named Chairman Emeritus on October 28, 1999. Mr. Baldwin was Chairman of the Board from July 1991 to October 28, 1999, and a Director of the Company since it began business in December 1981. On January 26, 1995, Mr. Baldwin announced his retirement, effective April 1, 1995, as Chief Executive Officer of the Company, a position he also held since December 1981. Mr. Baldwin retired as
---------------
(dollars in thousands, except share data) an employee of the Company effective April 30, 1995. He is a member of the Environmental and Governance Committees of the Company's Board of Directors, and he is a director of Church & Dwight Co., Inc. and Congoleum Corporation.

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Effective March 5, 1998 the Company's Common Stock, $.10 par value, was listed on the New York Stock Exchange (NYSE), continuing under the symbol CBM. From November 15, 1990 to March 5, 1998, the Company's Common Stock had been traded on the American Stock Exchange (AMEX). The following table sets forth the closing high and low sales price of the Common Stock as reported on the NYSE:

2001                                                          HIGH      LOW
----                                                         ------    ------
First Quarter..............................................  $48.11    $39.38
Second Quarter.............................................   56.99     40.28
Third Quarter..............................................   53.52     33.53
Fourth Quarter.............................................   43.60     33.47

2000                                                          HIGH      LOW
----                                                         ------    ------
First Quarter..............................................  $43.50    $31.81
Second Quarter.............................................   45.02     37.88
Third Quarter..............................................   49.44     31.50
Fourth Quarter.............................................   47.94     33.19

     As of February 28, 2002, the Company estimates that there were approximately 5,800 beneficial holders of the outstanding Common Stock of the Company.

     The quarterly dividend on common stock was $0.03 for 2001 and 2000.

ITEM 6  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data of the Company for each of the years in the five year period ended December 31, 2001 are derived from the audited financial statements. The consolidated financial statements of the Company as of December 31, 2001 and December 31, 2000 and for each of the years in the three year period ended December 31, 2001 and the report of independent accountants thereon are included elsewhere in this annual report. The data presented below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

---------------
(dollars in thousands, except share data)

                                                              YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------
                                              2001(1)    2000(2)    1999(3)     1998(4)     1997(5)(6)
                                              --------   --------   --------   ----------   ----------
                                                       (IN THOUSANDS, EXCEPT PER-SHARE DATA)
INCOME DATA:
Gross sales.................................  $499,194   $492,544   $484,560    $441,683     $380,083
Net revenues................................   498,855    492,095    488,489     464,143      381,700
Gross profit................................   179,335    177,495    167,163     163,417      113,962
Selling, general and administrative.........    89,987     82,204     77,729      76,594       52,688
Research and development....................    19,619     14,267     14,255      13,956       10,600
Restructuring and other charges (see Note
  17).......................................    18,649         --         --          --           --
Vitamin B-3 provision (see Note 23).........     4,400         --      6,000          --           --
Non-recurring in-process R&D charge.........        --         --         --          --       14,000
Operating profit............................    46,680     81,024     69,179      72,867       36,674
Interest expense, net.......................    10,567     11,487      9,723      10,227        5,330
Other (income) expense, net.................      (277)      (329)       555         945       (1,263)
Income before taxes.........................    36,390     69,866     58,901      61,695       32,607
Net income..................................    26,565     49,605     38,132      39,102       17,776
EARNINGS PER SHARE DATA:
Earnings per common share and common share
  equivalents:
  Basic.....................................  $   1.04   $   1.98   $   1.55    $   1.62     $   0.75
  Diluted...................................  $   1.00   $   1.90   $   1.49    $   1.54     $   0.73
Weighted average shares outstanding:
  Basic.....................................    25,648     25,015     24,572      24,194       23,627
  Diluted...................................    26,495     26,157     25,613      25,412       24,419
DIVIDENDS PER COMMON SHARE..................  $   0.12   $   0.12   $   0.12    $   0.11     $   0.10
BALANCE SHEET DATA: (AT END OF PERIOD)
  Working capital...........................  $173,597   $143,948   $163,165    $156,297     $116,743
  Total assets..............................   818,067    681,100    673,647     617,054      552,426
  Long-term obligations.....................   312,524    168,591    225,922     191,372      194,325
  Total stockholders' equity................   359,180    337,621    295,365     277,260      225,954

---------------
(1) Includes the results of Bio Science from the date of acquisition effective June 2001, the results of Marathon from the date of acquisition effective October 2001.

(2) Includes the results of Conti BC NV from the date of acquisition effective March 2000, the results of Lumitech Limited from the date of acquisition effective July 24, 2000 and the results of the Arizona Chemical products from the date of license effective August 2000.

(3) Includes the results of Irotec Laboratories, Ltd. from the date of acquisition effective March 1999 and the results of BioWhittaker Molecular Applications, Inc. from the date of acquisition effective July 1999.

(4) Includes royalty income of $19,298 in net revenues related to a technology license agreement with Mylan Laboratories for the use of intellectual property.

(5) Includes the results of BioWhittaker, Inc. from the date of acquisition effective October 1997.

(6) Includes a $14,000 non-recurring charge for in-process research and development associated with the acquisition of BioWhittaker.

---------------
(dollars in thousands, except share data)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

     Our critical accounting policies are those which we believe require the most subjective or complex judgments; often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on other various assumptions that are deemed reasonable by management under each applicable circumstance. A discussion of our critical accounting policies, the underlying judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions, is as follows:

  Asset Valuations and Review For Potential Impairments

     Our review of our long-lived assets, principally fixed assets, goodwill and other intangibles requires us to initially estimate the undiscounted future cash flow of these assets, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. If such analysis indicates that a possible impairment may exist, as described in Note 2 to the accompanying financial statements, we are required to then estimate the fair value of the asset, determined by third party and internal appraisals and valuations, as deemed appropriate, or estimated discounted future cash flows, which includes making estimates of the timing of the future cashflows, discount rates and reflecting varying degrees of perceived risk. The determination of fair value includes numerous uncertainties, such as the impact of competition on future sales and margin, operating, selling and administrative costs, interest and discount rates, technological changes, consumer demand and governmental regulations. We believe that we have made reasonable estimates and judgments in determining whether our long-lived assets and goodwill have been impaired, however, if there is a material change in the assumptions used in our determination of fair values or if there is a material change in economic conditions or circumstances influencing fair value, we could be required to recognize certain impairment charges in the future.

  Environmental and Litigation Contingencies

     We periodically assess the potential liabilities related to any lawsuits or claims brought against us. See Note 23 in the accompanying financial statements for a discussion of our current environmental and litigation matters, reserves recorded and our position with respect to any related uncertainties. While it is typically very difficult to determine the timing and ultimate outcome of these actions, we use our best judgment to determine if it is probable that we will incur an expense related to a settlement for such matters and whether a reasonable estimation of such probable loss, if any, can be made. Given the inherent uncertainty related to the eventual outcome of litigation and environmental matters, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions that we may have made with respect to their resolution.

  Allowance For Doubtful Accounts and Inventory Obsolescence Reserves

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of customers were to deteriorate, this may result in an impairment of their ability to make payments to the Company, and additional allowances may be required.

     The Company establishes reserves for its inventories to recognize estimated obsolescence and unusable items on a continual basis. Market conditions surrounding products are also considered periodically to determine if there are any net realizable valuation matters which would require a write down of any related inventories. If market or technological conditions change, it may result in additional inventory reserves and write downs deemed necessary by management.

---------------
(dollars in thousands, except share data)

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the selected consolidated financial information as a percentage of gross sales.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              2001     2000      1999
                                                              -----    -----    ------
Gross sales.................................................   100%     100%    100.0%
Net revenues................................................  99.9     99.9     100.8
Gross profit................................................  35.9     36.0      34.5
Selling, general and administrative.........................  18.0     16.7      16.1
Research and development....................................   3.9      2.9       2.9
Vitamin B-3 accrual.........................................    .9       --       1.2
Operating profit............................................   9.4     16.5      14.3
Interest expense............................................   2.3      2.3       2.0
Net income..................................................   5.3     10.1       7.9

     The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the years ended December 31, 2001, 2000 and 1999, as well as the gross profit by product segment for 2001 and 2000.

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
GROSS SALES
  Human Health.............................................  $242,995    $233,886    $225,660
  Biosciences..............................................   124,973      96,232      83,887
  Animal Health/Agriculture................................    54,840      56,220      55,695
  Specialty and Fine Chemicals.............................    76,386     106,206     119,318
                                                             --------    --------    --------
Total Gross Sales..........................................  $499,194    $492,544    $484,560
                                                             ========    ========    ========
Total Net Revenues.........................................  $498,855    $492,095    $488,489
                                                             ========    ========    ========
Total Gross Profit.........................................  $179,335    $177,495    $167,163
                                                             ========    ========    ========

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001      2000      1999
                                                              ------    ------    ------
GROSS SALES DISTRIBUTION
  Human Health..............................................   48.7%     47.5%     46.6%
  Biosciences...............................................   25.0%     19.5%     17.3%
  Animal Health/Agriculture.................................   11.0%     11.4%     11.5%
  Specialty and Fine Chemicals..............................   15.3%     21.6%     24.6%
                                                              -----     -----     -----
Total Gross Sales Distribution..............................  100.0%    100.0%    100.0%
                                                              =====     =====     =====

---------------
(dollars in thousands, except share data)

            2001-2000 GROSS SALES & GROSS PROFIT BY PRODUCT SEGMENT

                                                     2001                             2000
                                        ------------------------------   ------------------------------
                                         GROSS      GROSS      GROSS      GROSS      GROSS      GROSS
                                         SALES      PROFIT    PROFIT %    SALES      PROFIT    PROFIT %
                                        --------   --------   --------   --------   --------   --------
Human Health..........................  $242,995   $ 93,515     38.5%    $233,886   $ 91,145     39.0%
Biosciences...........................   124,973     63,193     50.6%      96,232     50,815     52.8%
Animal Health/Agriculture.............    54,840      6,681     12.2%      56,220      9,829     17.5%
Specialty and Fine Chemicals..........    76,386     15,946     20.9%     106,206     25,706     24.2%
                                        --------   --------              --------   --------
          Total.......................  $499,194   $179,335     35.9%    $492,544   $177,495     36.0%
                                        ========   ========              ========   ========

  2001 COMPARED TO 2000

     Gross sales in 2001 increased 1.3% to $499,194 from $492,544 in 2000. Sales in the Human Health (up 3.9%) and Biosciences (up 29.9%) increased compared to 2000 and more than offset the decreases in Animal Health/Agriculture (down 2.5%) and Specialty and Fine Chemicals segments (down 28.1%).

     The effect of foreign currency exchange rates on gross sales for the year had a negative impact on sales of 1.4% or $7,107 compared to 2000. Gross sales would have been $506,301 using 2000 exchange rates compared to 2000 sales of $492,544.

     The unfavorable effects of foreign currencies are attributable primarily to exchange rate fluctuations in the Italian Lira, Swedish Krona, Pounds Sterling and Irish Punt against the U.S. dollar in 2001.

     The Human Health Segment gross sales of $242,995 were $9,109 (3.9%) above 2000 due primarily to higher sales of generics used in cardiovascular, central nervous systems and gastrointestinal preparations and new product introductions, including an intermediate used in a product to treat end-stage kidney disease and actives used in insomnia and prostate cancer treatment products. These increases were partly offset by the unfavorable impact of foreign currencies which reduced sales by 2.2% or $5.4 million, and lower sales of a cardiovascular supplement, due to a price decrease. This price decrease was offset by lower manufacturing cost reflecting a change in chemical processing. In addition, lower sales were experienced in a generic used in the treatment of ulcertative colitis due to competitive pricing pressure and in a gastrointestinal active due to a customer decision to bring manufacturing in-house.

     The BioSciences Segment gross sales of $124,973 were $28,741 (29.9%) above 2000 primarily due to the acquisition of Bio Science in June 2001, and Marathon in October 2001, as well as increased shipments of cell culture, including liquid media, flex pack and powder formulations. In addition, endotoxin detection sales increased due to more focused marketing and production efforts.

     The Animal Health/Agriculture Segment gross sales of $54,840 were $1,380 (2.5%) below 2000. This decrease was mainly due to lower sales of Animal Health and certain crop protection products; primarily 3-Nitro, 2-Cyanopyridine and pyridine derivatives.

     The Specialty and Fine Chemicals Segment gross sales of $76,386 were $29,820 (28.1%) below 2000 due to lower sales in telecommunications, coatings, performance enhancing products and weak photographic demand. Reduced sales in telecommunications and coating products have been influenced by a general economic slowdown in those industries. In addition, lower sales of a polycarbonate additive were due to a customer decision to move production in-house.

     Export sales from U.S. businesses of $45,041 in 2001 compared to $50,910 in 2000. International sales from European operations totaled $232,921 in 2001 compared to $230,476 in 2000.

     Total gross profit of $179,335 was $1,840 above 2000 due to increased gross profit in the Bioscience Segment, due to higher volume in the base businesses, and the impact of two contract biopharmaceutical manufacturing acquisitions completed during the year. The Human Health Segment also benefited from

---------------
(dollars in thousands, except share data) increased volume, as well as favorable product mix. These increases resulted despite special charges for inventory write-offs recorded in the fourth quarter 2001 of $2 million in the Bioscience Segment and $2.5 million in the Human Health Segment for discontinued products manufactured at Rutherford Chemical facilities (See Note 17). The Bioscience segment inventory write-off was related to excess and obsolete inventories. The higher gross profits in the Life Science Segments were partly offset by lower gross profits and margins in the Specialty and Fine Chemical and Animal Health/Agricultural Segments, both of which were primarily impacted by lower volumes. In addition, the Animal Health/Agricultural Segment was impacted by increased raw material and energy costs during the year. The overall gross margin of 35.9%, including the fourth quarter inventory write downs of $4.5 million, was approximately flat compared to the prior year.

     Selling, general and administrative expenses as a percentage of gross sales were 18.0% in 2001 versus 16.7% for 2000. Administration costs increased due to the added costs and higher amortization expense associated with the June 2001 Bio Science Contract Production Corporation acquisition, the full year impact of the August 2000 Arizona product line license and October 2001 Marathon acquisition, as well as additional sales and marketing costs in the Bioscience Segment. In addition, the Company experienced higher insurance premiums during 2001 compared to 2000.

     In the fourth quarter, as a result of the Company's previously announced business restructuring which created Rutherford Chemicals, Inc., together with an impairment charge within those businesses, the Company incurred Restructuring and Other charges of $18.6 million, comprised of asset write-downs of $17.2 million and severance costs of $1.4 million (See Note 17).

     The Company increased its provision for potential settlements and legal costs related to Vitamin B-3 litigation by $4.4 million.

     Research and development expenses of $19,619 were 3.9% of gross sales in 2001, and were above 2000 levels by $5.4 million or 1% of gross sales. This increase was associated with the strengthening of the R&D group in the Biosciences Segment and costs associated with the expansion of the Cambrex Center of Technical Excellence.

     The operating profit in 2001 was $46,680, a decrease of 42.4% (8.5% excluding the effect of the Restructuring and other charges, inventory write downs and the Vitamin B-3 accrual) compared to 2000. This decrease, excluding the special charges, primarily reflects weakness in the gross margin and profit in the non-life science businesses, higher Research and Development spending and amortization costs associated with acquisitions. This decrease is partly offset by the higher gross profit in the Life Science businesses.

     Net interest expense of $10,567 in 2001 reflected a decrease of $920 from 2000 reflecting lower average interest rates, partly offset by a higher average debt balance due to financing of acquisitions and lower interest income in 2001 due to a temporary cash buildup in 2000. The average interest rate was 5.2% in 2001 versus 6.7% in 2000.

     The provision for income taxes in 2001 resulted in an effective rate of 27% versus 29% in 2000. The decrease in the tax rate was due to the favorable outcome of tax audits and R&D tax credit programs. In addition, the Company continues to benefit from international tax treaties and foreign income taxed at a lower overall effective tax rate as compared to the U.S. statutory rate.

     The Company's net income in 2001 decreased to $26,565 (which includes $20,057 after-tax impact of restructuring, Vitamin B-3 provision and other charges) compared with net income of $49,605 in 2000.

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

     Export sales from U.S. businesses of $50,910 in 2000 compared to $40,610 in 1999. International sales from European operations totaled $230,476 in 2000 compared to $218,389 in 1999.

     Total gross profit of $177,495 was $10,332 above 1999 due to the improved gross margin on the Human Health Segment sales due primarily to increased volume, favorable product mix and lower spending, the Biosciences Segments' operating efficiencies and full year impact of the second quarter 1999 acquisition of BioWhittaker Molecular Applications. These increases were partially offset by declines in the Animal health/ Agriculture Segment, due to plant operational problems, higher raw material and energy costs, and the Specialty and Fine Chemicals segment due primarily to lower plant volume. The gross margin for 2000 was 36.0% versus 34.5% in 1999.

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

---------------
(dollars in thousands, except share data)

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow from operations was $55,186 for the year ended December 31, 2001 compared with $86,672 in 2000. The decrease in cash flow is primarily due to a decrease in accounts payable and accrued liabilities and higher prepaid expenses, partially offset by lower inventory purchases and lower accounts receivable. The decrease in accounts payable and accrued expenses reflects Vitamin B-3 payments, lower inventory purchases, as well as the timing of various liability payments. Cash flows used in investing activities included capital expenditures of $42,948, and the acquisitions of Bio Science Contract Production Corporation and Marathon Biopharmaceuticals for $146,640. Cash flows provided from financing activities of $137,102 included net borrowings of debt of $133,007, payments of $3,075 in dividends and the purchase of treasury stock of $3,901 partially offset by $11,016 in proceeds from the exercise of stock options.

     Capital expenditures were $42,948 in 2001, $39,456 in 2000 and $30,529 in 1999. In 2001, part of the funds were used for a water treatment plant at Profarmaco Srl in Italy, a laboratory upgrade at the Nordic Synthesis AB facility in Sweden, operating and financial systems upgrades at the BioWhittaker facility in Maryland and a number of miscellaneous plant upgrades throughout the Company.

     On November 29, 2001, the Company obtained new credit facilities from a group of banks led by JPMorganChase as lead arranger and administrative agent. The credit facilities provide for an aggregate amount of $430 million, consisting of a 364-day renewable, senior revolving credit facility for $161,250, and a 5-year senior revolving credit facility in the amount of $268,750. The 5-year agreement will expire in November 2006. The new agreements renew and extend the approximately $300 million of existing bank debt which was scheduled to mature in September 2002.

     This Agreement permits the Company to choose between various interest rate options and to specify the portion of the borrowing to be covered by specific interest rate options. Under the Agreement, the interest rate options available to the Company are: (a) U.S. Prime rate or (b) LIBOR plus an applicable margin (ranging from .575% - 1.25%) or (c) Money Market Rate plus an applicable margin (ranging from .575% - 1.25%). The applicable margin is based upon the ratio of consolidated funded indebtedness to consolidated EBITDA of the Company. Additionally, the Company pays a commitment fee of between .15% to .30% on the entire portion of the Agreement. The 2001 and 2000 average interest rates were 5.2% and 6.7%, respectively.

     In June 2001 the Company borrowed approximately $120 million to finance the acquisition of the Bio Science Contract Production Corporation ("Bio Science") manufacturing business in Baltimore, Maryland. The Company also borrowed approximately $17 million to finance the acquisition of CoPharma, Inc. ("Marathon") located in Hopkinton, Massachusetts in October 2001.

     The undrawn borrowing availability under the Agreement as of December 31, 2001 was $131,650. There was $298,350 outstanding as of December 31, 2001.

---------------
(dollars in thousands, except share data)

     At December 31, 2001 our contractual obligations with initial or remaining terms in excess of one year were as follows:

                                                                                2006 AND
                            TOTAL       2002      2003      2004      2005     THEREAFTER
                           --------    ------    ------    ------    ------    ----------
Long Term Debt...........  $312,529    $2,205    $2,215    $2,239    $1,750     $304,120
Operating Leases.........    18,201     3,504     3,258     3,087     2,800        5,552
                           --------    ------    ------    ------    ------     --------
Contractual Cash
  Obligations............  $330,730    $5,709    $5,473    $5,326    $4,550     $309,672
                           ========    ======    ======    ======    ======     ========

     See Notes 11 and 22 in the accompanying financial statements for additional information regarding our debt and other commitments.

     Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements. A key to our access to liquidity is the maintenance of our strong long-term credit ratings and ability to meet debt covenants to maintain certain levels of net worth, an interest coverage ratio and leverage ratios. The company met all bank covenants during 2001 and does not anticipate any covenant compliance issues in the coming year. Management also believes that the company will maintain its strong long-term credit ratings. Any events which change the status of our ability to meet debt covenants or maintain our credit ratings could adversely impact our ability to fund operations.

     Our forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, as well as other factors. Any change in the current status of these factors could adversely impact the Company's ability to fund operating cash flow requirements.

FINANCIAL INSTRUMENTS

     The Company is exposed to market risks arising from adverse changes in interest rates and foreign currency exchange rates. In the normal course of business, the Company uses a variety of techniques and instruments, including derivatives, as part of its overall risk management strategy.

  Currency Risk Management

     The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by international operations which are primarily denominated in the U.S. dollar, Euro currency, and British pound sterling. The Company currently uses foreign currency exchange forward contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The net notional amount of these contracts at December 31, 2001, excluding $3,282 of inter-company contracts, was $40,009, which the Company estimates to be approximately 67% of the non-local currency exposure during the period. Unrealized foreign exchange contract losses do not subject the Company's actual results to risk as gains or losses on these contracts generally offset gains or losses on the transactions that are hedged.

     Given the unlikely scenario that the operating companies' non-local currency collections match their forecast, and that all exchange rates move 10% against their local currencies, no more than $2,002 of pre-tax profits for a twelve-month period would be at risk. This is based on a non-hedged risk of $20,020. This residual risk allows for an over-forecasting margin of error and prevents over hedging of actual operating risk. As of December 31, 2001, the combined non-local currency forecasted net collections amounted to $92,692. Offsetting this exposure are the expected $28,484 U.S. dollar inter-company payments from the combined European sites. The remaining $64,208 forecasted exposure was partially hedged ($44,188) with major banks to reduce the non-hedged risk to $20,020.

---------------
(dollars in thousands, except share data)

  Interest Rate Management

     Each of the interest rate options in the Revolving Credit Agreement includes floating rates. This arrangement has the advantage of making lower interest rates available in a declining market. However, it also exposes the company to any upward swings in interest rates. For example, based on the company's current net debt outstanding, an annual interest rate increase of 100 basis points would increase interest expense and thus decrease the company's after-tax profitability by $1,892.

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

     As of December 31, 2001, the Company had ten interest rate Swaps in place with an aggregate notional value of $100,000, at an average rate of 5.39%, and with varying maturity dates through the year 2005. The Company's strategy has been to cover approximately 40% of outstanding bank debt with interest rate protection. At December 31, 2001, the coverage is approximately 34% as the Company is considering several fixed rate financial transactions which would increase the proportional amount of fixed rate debt.

ENVIRONMENTAL

     In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites (Superfund sites). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other non-current liabilities, of $1,400 and $2,300 at December 31, 2001 and 2000, respectively, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents management's best estimate of what it believes are the reasonably possible and estimated environmental cleanup related costs of a non-capital nature. During the past three-year period, cash payments for environmental cleanup related matters were $0, $0 and $200 for 2001, 2000 and 1999, respectively. There were no provisions for environmental contingencies during the past three-year period. The Company reduced reserves by approximately $900 and $1,100 during 2001 and 2000, respectively, as a result of revised estimates. In addition, the Company settled certain environmental claims involving the Cosan Chemical Corporation (a subsidiary) with insurance companies for $1,812 in 2000 and $1,150 in 1999. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from those assumed in the current estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

LITIGATION

     The Company and its subsidiary Profarmaco S.r.l. ("Profarmaco") were named as defendants in a proceeding instituted by the Federal Trade Commission ("FTC") on December 21, 1998, in the United States District Court for the District of Columbia. The complaint alleges that exclusive license agreements which Profarmaco entered into with Mylan Laboratories, Inc. ("Mylan") covering the drug master files for (and therefore the right to buy and use) two active pharmaceutical ingredients ("APIs"), lorazepam and clorazepate, were part of an effort on Mylan's part to restrict competition in the supply of lorazepam and clorazepate and to increase the price charged for these products when Mylan sold them as generic pharmaceuticals. The complaint further alleges that these agreements violate the Federal Trade Commission

---------------
(dollars in thousands, except share data)

Act, and that Mylan, Cambrex, Profarmaco, and Gyma Laboratories of America, Inc., Profarmaco's distributor in the United States, engaged in an unlawful restraint of trade and cons red to monopolize and attempted to monopolize the markets for the generic pharmaceuticals incorporating the A s. A lawsuit making similar allegations against the Company and Profarmaco, and seeking injunctive relief and treble damages, has been filed by the Attorneys General of 31 states in the United States District Court for the District of Columbia on behalf of those states and persons in those states who were purchasers of the generic pharmaceuticals.

     The Company and Profarmaco have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of lorazepam and clorazepate in generic form, making allegations essentially similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

     On February 9, 2001, a federal court in Washington, DC entered an Order and Stipulated Permanent Injunction as part of a settlement of the FTC and Attorneys General's suits. Under these settlement documents Mylan agreed to pay over $140 million on its own behalf and on behalf of most of the other defendant companies including Cambrex and Profarmaco. In the Order and Injunction, the settling defendants also agreed to monitor certain future conduct.

     The Company strongly believes that its licensing arrangements with Mylan were made in accordance with regulatory requirements and will vigorously defend the various other lawsuits and class actions. The private litigation continues. However, the Company and Mylan terminated the exclusive license to the drug master files as of December 31, 1998. In entering these licensing arrangements, the Company elected not to raise the price of its products and had no control or influence over the pricing of its final generic product. Mylan had been fully covering the costs for the defense and indemnity of Cambrex and Profarmaco under certain obligations set forth in the license agreements. Cambrex agreed to cover separate legal defense costs incurred for Cambrex and Profarmaco on a going forward basis beginning August 1, 2000. These costs have not been and are not expected to be significant.

     On May 14, 1998, the Company's Nepera subsidiary, a manufacturer and seller of niacinamide (Vitamin B-3), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. The Company understands that the subpoena was issued as part of the Federal Government's ongoing anti-trust investigation into various business practices in the vitamin industry generally. In the fourth quarter of 1999, the Company reached a settlement with the Government concerning Nepera's alleged role in Vitamin B-3 violations from 1992 to 1995. On October 13, 2000, the Government settlement was finalized with Nepera entering into a voluntary plea agreement with the Department of Justice. Under this agreement, Nepera entered a plea of guilty to one count of price fixing and market allocation of Vitamin B-3 from 1992 to 1995 in violation of section one of the Sherman Act and has agreed to pay a fine of $4.0 million. Under the plea agreement, Nepera was on probation for a one-year period which has ex red. The fine was paid in February 2001. Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3.

     An accrual of $6.0 million was recorded in the fourth quarter 1999 to cover the anticipated government settlement, related litigation, and legal expenses. Based on recent discussions with various plaintiffs counsel, as well as current estimates of expenditures for legal fees, an additional accrual of $4.4 million was established in the fourth quarter of 2001. As a result, the balance of this accrual as of December 31, 2001 was approximately $4.4 million. This accrual has been recorded in Accounts Payable and Accrued Liabilities.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 was originally effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 defers the effective date of FASB 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). In addition, Statement of Financial Accounting Standard No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued in June 2000 which amended certain accounting and reporting standards of SFAS 133. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Changes in the fair value of the derivative instruments reported in other comprehensive income will be reclassified as earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The Company adopted this statement effective January 1, 2001. Adoption of this statement resulted in an after-tax reduction of other comprehensive income of $86.

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" (SFAS 141) and 142 "Goodwill and Other Intangible Assets" (SFAS 142).

     SFAS 141 addresses the accounting and reporting requirements for business combinations. This Statement requires that all business combinations be accounted for under the purchase method, as well as some additional disclosures. SFAS 141 is effective for all business combinations completed after June 30, 2001. Adoption of this Statement had no impact on the Company's results.

     SFAS 142 addresses the accounting and reporting for goodwill and other intangible assets. The Statement adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. Goodwill and intangible assets with indefinite useful lives will not be amortized but rather will be tested for impairment at least annually. Identifiable intangible assets that have finite lives will continue to be amortized over their remaining useful lives. SFAS 142 is effective on January 1, 2002; however, goodwill and intangibles acquired after June 30, 2001 are subject immediately to the provisions of this Statement. The impact of this statement did not have a material impact on 2001 results.

     The Company will adopt the provisions of SFAS 142 in its first quarter ended March 31, 2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. The Company will also evaluate the useful lives assigned to its intangible assets. SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify any potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of 2002.

     While the Company is currently finalizing the impact that adoption will have on its 2002 annual results, management believes that there will be no substantial adjustments in the valuation of its goodwill and other
---------------
(dollars in thousands, except share data) indefinite lived intangible assets. The net reduction in amortization expense is expected to be approximately $13.0 million (before income taxes), or $9.0 million after taxes, versus 2001 amortization of $14.0 million. Only certain portions of the Company's amortization are deductible for tax purposes.

     In August, 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 primarily addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS is effective on January 1, 2002. Adoption of this Statement is not expected to impact the Company's results.

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

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

                                                                PAGE NUMBER
                                                              (IN THIS REPORT)
                                                              ----------------
Report of Independent Accountants...........................         26
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................         27
Consolidated Income Statements for the Years Ended December
  31, 2001, 2000 and 1999...................................         28
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2001, 2000 and 1999..............         29
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................         30
Notes to Consolidated Financial Statements..................         31
Consolidated Quarterly Financial Data (unaudited) for the
  Years Ended December 31, 2001 and 2000....................         58

     The consolidated financial statements and financial statement schedule are filed pursuant to Item 14 of this report.

---------------
(dollars in thousands, except share data)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cambrex Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Cambrex Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
January 18, 2002

                      CAMBREX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 23,696    $ 21,721
  Trade receivables, less allowances of $1,270 and $1,354 at
     respective dates.......................................    74,093      76,394
  Inventories, net..........................................   107,746     107,616
  Deferred tax assets.......................................    18,599      14,743
  Prepaid expenses and other current assets.................    19,526      12,380
                                                              --------    --------
          Total current assets..............................   243,660     232,854
Property, plant and equipment, net..........................   287,605     287,338
Intangible assets, net......................................   269,011     149,199
Other assets................................................    17,791      11,709
                                                              --------    --------
          Total assets......................................  $818,067    $681,100
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 66,233    $ 78,198
  Income taxes payable......................................     1,263       9,224
  Short-term debt and current portion of long-term debt.....     2,567       1,484
                                                              --------    --------
Total current liabilities...................................    70,063      88,906
Long-term debt..............................................   312,524     168,591
Deferred tax liabilities....................................    48,570      61,531
Other noncurrent liabilities................................    27,730      24,451
                                                              --------    --------
          Total liabilities.................................   458,887     343,479
Commitments and contingencies
Stockholders' equity:
  Common Stock, $.10 par value; issued 28,007,825 and
     27,433,170 shares at respective dates..................     2,823       2,769
  Additional paid-in capital................................   197,748     181,698
  Retained earnings.........................................   237,759     214,269
  Treasury stock, at cost; 2,234,421 and 2,193,945 shares at
     respective dates.......................................   (16,911)    (13,010)
  Accumulated other comprehensive income/(loss).............   (62,239)    (48,105)
                                                              --------    --------
          Total stockholders' equity........................   359,180     337,621
                                                              --------    --------
          Total liabilities and stockholders' equity........  $818,067    $681,100
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
Gross sales................................................  $499,194    $492,544    $484,560
Net revenues...............................................   498,855     492,095     488,489
  Cost of goods sold.......................................   319,520     314,600     321,326
                                                             --------    --------    --------
Gross profit...............................................   179,335     177,495     167,163
  Selling, general and administrative......................    89,987      82,204      77,729
  Research and development.................................    19,619      14,267      14,255
  Restructuring and other charges..........................    18,649          --          --
  Vitamin B-3 provision....................................     4,400          --       6,000
                                                             --------    --------    --------
Operating profit...........................................    46,680      81,024      69,179
Other (income) expenses
  Interest income..........................................      (967)     (2,217)     (2,286)
  Interest expense.........................................    11,534      13,704      12,009
  Other -- net.............................................      (277)       (329)        555
                                                             --------    --------    --------
Income before income taxes.................................    36,390      69,866      58,901
Provision for income taxes.................................     9,825      20,261      20,769
                                                             --------    --------    --------
Net income.................................................  $ 26,565    $ 49,605    $ 38,132
                                                             ========    ========    ========
Earnings per share of common stock and common stock
  equivalents:
  Basic....................................................  $   1.04    $   1.98    $   1.55
  Diluted..................................................  $   1.00    $   1.90    $   1.49
Weighted average shares outstanding:
  Basic....................................................    25,648      25,015      24,572
  Diluted..................................................    26,495      26,157      25,613

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                              COMMON STOCK                                                            ACCUMULATED
                                         ----------------------   ADDITIONAL                                             OTHER
                                           SHARES     PAR VALUE    PAID-IN     RETAINED   TREASURY   COMPREHENSIVE   COMPREHENSIVE
                                           ISSUED      ($.10)      CAPITAL     EARNINGS    STOCK     INCOME/(LOSS)   INCOME/(LOSS)
                                         ----------   ---------   ----------   --------   --------   -------------   -------------
BALANCE AT DECEMBER 31, 1998...........  26,573,324    $2,655      $163,525    $132,471   $ (9,841)                    $(11,550)
  Comprehensive income/(loss)
    Net Income.........................                                          38,132                $ 38,132
    Other comprehensive
      income/(loss)....................
      Foreign currency translation
        adjustments....................                                                                 (19,889)
      Minimum pension liability
        adjustment.....................                                                                     366
                                                                                                       --------
    Other comprehensive
      income/(loss)....................                                                                 (19,523)        (19,523)
                                                                                                       --------
  Comprehensive income/(loss)..........                                                                $ 18,609
                                                                                                       ========
    Cash dividends at $0.12 per
      share............................                                          (2,948)
    Exercise of stock options..........     146,600        12         2,134                   (447)
    Tax benefit of stock options
      exercised........................                                 548
    Shares issued to Board of
      Directors........................                                  81                    116
                                         ----------    ------      --------    --------   --------                     --------
BALANCE AT DECEMBER 31, 1999...........  26,719,924    $2,667      $166,288    $167,655   $(10,172)                    $(31,073)
  Comprehensive income/(loss)
    Net Income.........................                                          49,605                $ 49,605
    Other comprehensive income/loss....
      Foreign currency translation
        adjustments....................                                                                 (17,511)
      Minimum pension liability
        adjustment.....................                                                                     479
                                                                                                       --------
    Other comprehensive
      income/(loss)....................                                                                 (17,032)        (17,032)
                                                                                                       --------
  Comprehensive income/(loss)..........                                                                $ 32,573
                                                                                                       ========
    Cash dividends at $0.12 per
      share............................                                          (2,991)
    Exercise of stock options..........     713,246       102        11,150                 (2,838)
    Tax benefit of stock options
      exercised........................                               4,260
                                         ----------    ------      --------    --------   --------                     --------
BALANCE AT DECEMBER 31, 2000...........  27,433,170    $2,769      $181,698    $214,269   $(13,010)                    $(48,105)
  Comprehensive income/(loss)
    Net Income.........................                                          26,565                $ 26,565
    Other comprehensive
      income/(loss)....................
      Foreign currency translation
        adjustments....................                                                                 (11,104)
      Unrealized losses on hedging
        Contracts, net of tax..........                                                                  (1,770)
      Minimum pension liability
        adjustment.....................                                                                  (1,260)
                                                                                                       --------
    Other comprehensive
      income/(loss)....................                                                                 (14,134)        (14,134)
                                                                                                       --------
  Comprehensive income.................                                                                $ 12,431
                                                                                                       ========
    Cash dividends at $0.12 per
      share............................                                          (3,075)
    Exercise of stock options..........     574,655        54        11,016                 (3,901)
    Tax benefit of stock options
      exercised........................                               5,034
                                         ----------    ------      --------    --------   --------                     --------
BALANCE AT DECEMBER 31, 2001...........  28,007,825    $2,823      $197,748    $237,759   $(16,911)                    $(62,239)
                                         ==========    ======      ========    ========   ========                     ========


                                             TOTAL
                                         STOCKHOLDERS'
                                            EQUITY
                                         -------------
BALANCE AT DECEMBER 31, 1998...........    $277,260
  Comprehensive income/(loss)
    Net Income.........................      38,132
    Other comprehensive
      income/(loss)....................
      Foreign currency translation
        adjustments....................
      Minimum pension liability
        adjustment.....................
    Other comprehensive
      income/(loss)....................     (19,523)
  Comprehensive income/(loss)..........
    Cash dividends at $0.12 per
      share............................      (2,948)
    Exercise of stock options..........       1,699
    Tax benefit of stock options
      exercised........................         548
    Shares issued to Board of
      Directors........................         197
                                           --------
BALANCE AT DECEMBER 31, 1999...........    $295,365
  Comprehensive income/(loss)
    Net Income.........................      49,605
    Other comprehensive income/loss....
      Foreign currency translation
        adjustments....................
      Minimum pension liability
        adjustment.....................
    Other comprehensive
      income/(loss)....................     (17,032)
  Comprehensive income/(loss)..........
    Cash dividends at $0.12 per
      share............................      (2,991)
    Exercise of stock options..........       8,414
    Tax benefit of stock options
      exercised........................       4,260
                                           --------
BALANCE AT DECEMBER 31, 2000...........    $337,621
  Comprehensive income/(loss)
    Net Income.........................      26,565
    Other comprehensive
      income/(loss)....................
      Foreign currency translation
        adjustments....................
      Unrealized losses on hedging
        Contracts, net of tax..........
      Minimum pension liability
        adjustment.....................
    Other comprehensive
      income/(loss)....................     (14,134)
  Comprehensive income.................
    Cash dividends at $0.12 per
      share............................      (3,075)
    Exercise of stock options..........       7,169
    Tax benefit of stock options
      exercised........................       5,034
                                           --------
BALANCE AT DECEMBER 31, 2001...........    $359,180
                                           ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Cash flows from operations:
  Net income................................................  $  26,565   $  49,605   $  38,132
  Depreciation and amortization.............................     50,797      42,094      42,328
  Vitamin B-3 provision.....................................      4,400          --       6,000
  Special Charges...........................................     23,076
  Reimbursement/reversal of environmental contingencies.....       (850)     (2,912)     (2,350)
  Provision for inventories.................................      3,332       2,599       4,486
  Deferred income tax provision.............................    (16,817)     (5,981)       (181)
  Changes in assets and liabilities (net of assets and
     liabilities acquired):
     Receivables............................................      1,229      (5,260)     (8,881)
     Inventories............................................     (9,148)    (17,263)      8,893
     Prepaid expenses and other current assets..............     (6,566)      2,112        (149)
     Accounts payable and accrued liabilities...............    (26,478)     13,364      (6,036)
     Income taxes payable...................................      6,415      13,873       2,366
     Other non-current assets and liabilities...............       (769)     (3,559)      3,403
                                                              ---------   ---------   ---------
     Net cash provided from operations......................     55,186      88,672      88,011
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Capital expenditures......................................    (42,948)    (39,456)    (30,529)
  Acquisition of businesses (net of cash acquired)..........   (146,640)    (12,488)    (75,336)
  Other investing activities................................        390         111        (841)
                                                              ---------   ---------   ---------
     Net cash (used in) investing activities................   (189,198)    (51,833)   (106,706)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Dividends.................................................     (3,075)     (2,991)     (2,946)
  Net increase (decrease) in short-term debt................      1,174      (3,754)      1,761
  Long-term debt activity (including current portion):
     Borrowings.............................................    284,232      45,800      52,500
     Repayments.............................................   (152,399)   (100,947)    (24,291)
  Proceeds from the issuance of common stock................     11,016      11,150       2,775
  Purchase of treasury stock................................     (3,901)     (2,838)       (331)
  Other.....................................................         55         280         366
                                                              ---------   ---------   ---------
     Net cash provided from financing activities............    137,102     (53,300)     29,834
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash.....................     (1,115)     (1,614)    (19,870)
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........      1,975     (18,075)     (8,731)
Cash and cash equivalents at beginning of year..............     21,721      39,796      48,527
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $  23,696   $  21,721   $  39,796
                                                              =========   =========   =========
Supplemental disclosure:
  Interest paid (net of capitalized interest)...............  $  13,119   $  14,909   $  11,105
  Income taxes paid.........................................  $  24,919   $  16,578   $  20,277
Noncash transactions:
  Additional minimum pension liability eliminated from
     stockholders' equity...................................  $  (1,644)  $    (479)  $    (366)
  Tax benefit on stock options exercised....................  $   5,034   $   4,260   $     548
  Liabilities assumed in connection with acquisition........  $  18,970   $  10,454   $   5,436

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

     When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in other (income) expense, net. Interest is capitalized in connection with the construction and acquisition of assets. The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset's estimated useful life. Total interest capitalized in connection with ongoing construction activities in 2001, 2000 and 1999 amounted to $1,482, $1,307 and $1,670, respectively.

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

  Revenue Recognition

     Revenues are recognized when products are shipped and title has passed to the customer. Royalties are recognized as earned in accordance with royalty agreements. The majority of the agreements call for royalties to be earned based on a percentage of sales of the licensee.

  Income Taxes

     Deferred income taxes reflect the differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws currently enacted.

     The Company and its eligible subsidiaries file a consolidated U.S. income tax return. Certain subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. income tax return. U.S. income taxes are provided on a repatriation of a portion of accumulated foreign earnings and consider applicable foreign tax credits. The repatriation of dividends in a prior year occurred due to an expected tax law change, and there is no plan to repatriate dividends in the future. Cambrex has adopted a policy to indefinitely reinvest the unremitted earnings of certain non-U.S. subsidiaries, and as such, separate provisions for income taxes have been determined for these entities and U.S. taxes have not been provided on their unremitted earnings. At December 31, 2001, 2000 and 1999, the cumulative amount of unremitted earnings of non-U.S. subsidiaries was $23,842, $0, and $49,427, respectively.

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

  Environmental Costs

     In the ordinary course of business, like most other industrial companies, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. The Company's policy is to accrue environmental cleanup related costs of a non-capital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. Such accruals are adjusted as further information develops or circumstances change. For certain matters, the Company expects to share costs with other parties. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed certain.

  Foreign Currency

     The functional currency of the Company's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses relating to transactions of a long-term investment nature are accumulated in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the results of operations as a component of other revenues in 2001, 2000 and 1999. Foreign currency net transaction (losses) gains were ($2,051), ($1,157) and $83 in 2001, 2000 and 1999, respectively.

  Earnings Per Common Share

     All diluted earnings per share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method.

     Earnings per share calculations are as follows:

                                                            FOR THE YEARS ENDED,
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------    -------    -------
Numerator:
Income available to common stockholders...............  $26,565    $49,605    $38,132
Denominator:
Basic weighted average shares outstanding.............   25,648     25,015     24,572
Effect of dilutive stock options......................      847      1,142      1,041
                                                        -------    -------    -------
Diluted weighted average shares outstanding...........   26,495     26,157     25,613
Basic earnings per share..............................  $  1.04    $  1.98    $  1.55
Diluted earnings per share............................  $  1.00    $  1.90    $  1.49

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Freight Billing and Costs

     The Company bills a substantial portion of freight cost incurred on shipments to customers. Freight costs are reflected in cost of goods sold and amounts billed to customers are recorded within net revenues. These amounts are not material to the Company's operating results.

  Reclassification

     Certain reclassifications have been made to prior year disclosures to conform with current year presentation.

(3) ACQUISITIONS

     On October 30, 2001, Cambrex Corporation completed the acquisition of Marathon Biopharmaceuticals ("Marathon"), located in Hopkinton, Massachusetts, for approximately $26 million in cash through a share purchase of CoPharma Inc. Marathon is a full-service cGMP manufacturer of biopharmaceutical ingredients and purified bulk biologics for pre-clinical evaluation, clinical trials and commercial scale quantities. This acquisition strengthens Cambrex's existing capabilities for producing pre-clinical, clinical and commercial quantities of bulk biologics. Assets acquired and liabilities assumed have been recorded at their fair estimated fair values and are subject to adjustment when additional information concerning assets and liability valuation is finalized. At the time of the transaction, pending receipt of asset and liability appraisals, goodwill was recorded at approximately $16.3 million. Assets acquired include $6.7 million of fixed assets, $0.7 million in inventories, $5.7 million deferred tax assets and approximately $3.4 million in accounts payable and accrued liabilities. The goodwill associated with this transaction is not deductible for tax purposes. Subsequent to the acquisition, the company's formal name was changed to Cambrex Bio Science MA.

     On June 1, 2001, Cambrex Corporation completed its acquisition of the Bio Science Contract Production Corporation ("Bio Science") biopharmaceutical manufacturing business in Baltimore, Maryland. The business involves the cGMP manufacture of purified bulk biologics and pharmaceutical ingredients. The total purchase price was approximately $120 million in cash, which was funded by an existing line of credit facility. Additional purchase price payments of up to $25 million may be made depending on future business performance over the next four years. Assets acquired and liabilities assumed have been recorded at their estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations is finalized. At the time of the transaction, goodwill was recorded at approximately $122 million, including incremental deal costs, and is being amortized over 20 years.

     On March 2, 2000, the Company completed the acquisition of Conti BC NV, a manufacturer and supplier of pharmaceutical intermediates and active pharmaceutical ingredients, located in Landen, Belgium. The Company paid approximately $6,200 in cash and assumed debt for the business. At the time of the transaction, goodwill was recorded at $451 and is being amortized over 20 years.

     On July 24, 2000, the Company completed the acquisition of Lumitech, Limited, an emerging company based in Nottingham, United Kingdom, which provides products and services used in the high throughput screening market for drug discovery. The Company paid approximately $4,700 in cash at closing, the majority of which was recorded as patents and other intangibles, with additional future performance-based payments of up to $16,000 due over the next five years. No additional performance-based payments have been made to date. The acquired patents and other intangibles are being amortized over 15-20 years.

     On August 29, 2000, Cambrex Corporation announced that its CasChem, Inc. subsidiary had licensed the castor oil based ester products business from Arizona Chemical, Jacksonville, FL through a perpetual

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(3) ACQUISITIONS -- (CONTINUED)

licensing agreement for approximately $4.5 million. The agreement provides CasChem with process technologies, customer lists, and supply of raw materials. The ester products are used in personal care and coatings applications. The license cost is included in intangible assets at December 31, 2000 and is being amortized over 10 years. As part of the transaction, CasChem entered into a five-year supply agreement with Arizona Chemical to manufacture a line of tall oil based products used in the lubricant and lithographic ink markets.

     On January 4, 1999, the Company acquired Poietic Technologies, Inc. ("Poietics"), a leading supplier of normal human cells of hematopoietic origin. The Company paid $2,500 cash and may pay future consideration based on the performance of the business. No additional payments have been made to date.

     On March 12, 1999, Cambrex completed the acquisition of Irotec Laboratories Ltd. ("Irotec"), a supplier of active pharmaceutical ingredients (APIs) located in Cork, Ireland. Cambrex paid approximately $37,560 for the business, net of cash acquired. The excess of the purchase price over the fair value of the net assets acquired was approximately $9,330 and was recorded as goodwill and is being amortized over 20 years using the straight-line method.

     On July 12, 1999, Cambrex completed the acquisition of FMC Corporation's BioProducts business, which operates as BioWhittaker Molecular Applications, Inc. ("BMA"). The business, which serves the life sciences industry, is the world's largest manufacturer of electrophoresis media based on the polymer agarose. The transaction includes two operating facilities in Rockland, Maine and Copenhagen, Denmark. Cambrex paid approximately $38,000 for the business. The excess of the purchase price over the fair value of the net assets acquired was approximately $25,420 and was recorded as goodwill and is being amortized over 20 years using the straight-line method.

     On January 9, 1998, Chiragene, a newly formed subsidiary of Cambrex Corporation, acquired substantially all of the assets of the chiral intermediate business of Celgene Corporation for approximately $11,328. The purchase agreement included an upfront payment of $7,500 paid at closing plus future royalties based upon sales. While the present value of the potential future royalties was $7,500 based upon a formula disclosed in the purchase agreement, the amount included in the purchase allocation was $3,750 which represents the minimum guaranteed royalty payouts. Purchase price in excess of the fair value of the net assets was approximately $5,000 and was recorded as goodwill and is being amortized over 15 years.

     On May 12, 1998, Cambrex completed the acquisition of certain assets of the biopharmaceutical manufacturing and distribution business of Boerhinger Ingelheim Bioproduct Partnership (BIBP) for $3,871, including acquisition cost of $621. The assets acquired included a state-of-the-art cell culture and media manufacturing facility in Verviers, Belgium, and inventory for certain cell culture, endotoxin detection and molecular biology products. The company now operates as BioWhittaker Europe SPRL.

     On September 30, 1997, the Company acquired approximately 93% of the outstanding common stock of BioWhittaker for approximately $116,000. The remaining 7% of the outstanding common stock was subsequently acquired on October 3, 1997 for an additional $10,000. The acquisition price was approximately $133,500. The excess of the purchase price over the fair value of the net assets acquired was approximately $40,000 and was recorded as goodwill and is being amortized over 20 years using the straight-line method. The allocation to in-process research and development of $14,000 represents the value of BioWhittaker's research and development efforts which had not reached commercial viability with no alternative future use and were, therefore, immediately expensed.

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

(4) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July, 2001 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No.'s 141 "Business Combinations" (SFAS 141) and 142 "Goodwill and Other Intangible Assets" (SFAS 142).

     SFAS 141 addresses the accounting and reporting requirements for business combinations. This Statement requires that all business combinations be accounted for under the purchase method, as well as some additional disclosures. SFAS 141 is effective for all business combinations completed after June 30, 2001. Adoption of this Statement had no impact on the Company's results.

     SFAS 142 addressed the accounting and reporting for goodwill and other intangible assets. The Statement adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. Goodwill and intangible assets with indefinite useful lives will not be amortized but rather will be tested for impairment at least annually. Identifiable intangible assets that have finite lives will continue to be amortized over their remaining useful lives. SFAS 142 will be effective on January 1, 2002; however, goodwill and intangibles acquired after June 30, 2001 will be subject immediately to the provisions of this Statement. The impact of this statement will not have a material impact on 2001 results.

     The Company will adopt the provisions of SFAS 142 in its first quarter ended 3/31/2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. The Company will also evaluate the useful lives assigned to its intangible assets. SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify any potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of 2002.

     While the Company is currently evaluating the final impact that the adoption will have on its 2002 annual results, management believes that there will be no substantial adjustments in the valuation of its goodwill and other indefinite lived intangible assets. The net reduction in amortization expenses is expected to be approximately $13.0 million (before income taxes), versus 2001 amortization of $14.0 million. Only certain portions of the Company's amortization are deductible for tax purposes.

     In August, 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 primarily addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS will be effective on January 1, 2001. Adoption of this Statement will have no impact on the Company's results.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(5) NET INVENTORIES

     Net inventories consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
Finished goods.........................................  $ 48,184    $ 44,437
Work in process........................................    27,093      33,601
Raw materials..........................................    28,777      25,156
Supplies...............................................     3,692       4,422
                                                         --------    --------
          Total........................................  $107,746    $107,616
                                                         ========    ========

(6) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         2001         2000
                                                       ---------    ---------
Land.................................................  $  19,567    $  19,691
Buildings and improvements...........................    118,205       93,660
Machinery and equipment..............................    341,562      334,308
Furniture and fixtures...............................     13,067       11,637
Construction in progress.............................     52,747       48,456
                                                       ---------    ---------
          Total......................................    545,148      507,752
Accumulated depreciation.............................   (257,543)    (220,414)
                                                       ---------    ---------
  Net................................................  $ 287,605    $ 287,338
                                                       =========    =========

     Depreciation expense amounted to $36,766, $31,939 and $33,118 for the years ended December 31, 2001, 2000 and 1999, respectively.

(7) INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
Goodwill...............................................  $260,677    $126,170
Other..................................................    77,691      77,397
                                                         --------    --------
          Total........................................   338,368     203,567
Accumulated amortization...............................   (69,357)    (54,368)
                                                         --------    --------
     Net...............................................  $269,011    $149,199
                                                         ========    ========

     Amortization expense amounted to $14,031, $10,155 and $9,210 for the years ended December 31, 2001, 2000 and 1999, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(8) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The components of accounts payable and accrued liabilities are as follows:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
Accounts payable.........................................  $49,093    $53,892
Salaries, employee benefits payable and other............   12,793     19,005
Vitamin B-3 provision....................................    4,347      5,301
                                                           -------    -------
          Total..........................................  $66,233    $78,198
                                                           =======    =======

(9) INCOME TAXES

     Income (loss) before taxes consisted of the following:

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 2001       2000       1999
                                                -------    -------    -------
Domestic......................................  $(7,399)   $13,892    $32,912
International.................................   43,789     55,974     25,989
                                                -------    -------    -------
          Total...............................  $36,390    $69,866    $58,901
                                                =======    =======    =======

     The provision for income taxes consists of the following expenses
(benefits):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------    -------    -------
Current:
  Federal............................................  $  6,052    $ 8,359    $11,587
  State..............................................       643        336        178
  International......................................    19,947     17,547      9,185
                                                       --------    -------    -------
                                                         26,642     26,242     20,950
                                                       --------    -------    -------
Deferred:
  Federal............................................   (15,471)    (6,959)       765
  State..............................................        --         --         61
  International......................................    (1,346)       978     (1,007)
                                                       --------    -------    -------
                                                        (16,817)    (5,981)      (181)
                                                       --------    -------    -------
          Total......................................  $  9,825    $20,261    $20,769
                                                       ========    =======    =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)

     The provision for income taxes differs from the statutory Federal income tax rate of 35% for 2001, 2000 and 1999 as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------    -------    -------
Income tax at Federal statutory rate..................  $12,737    $24,453    $20,615
State and local taxes, net of Federal income tax
  benefits............................................      419        218        239
Difference between Federal statutory rate and
  statutory rates non-U.S. income.....................      424     (1,233)       940
Reversal of valuation allowance for international NOL
  carryforward........................................       --         --     (2,414)
Research and experimentation credits..................   (1,345)    (1,458)      (255)
Non-taxable international income accrual..............   (2,692)    (2,653)    (2,275)
Foreign Tax Credits...................................     (454)    (2,884)       (97)
Non-deductible provision for Vitamin B-3..............      155        (78)     2,014
Other.................................................      581      3,896      2,002
                                                        -------    -------    -------
                                                        $ 9,825    $20,261    $20,769
                                                        =======    =======    =======

     The components of deferred tax assets and liabilities as of December 31, 2001 and 2000 relate to temporary differences and carryforwards as follows:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
Deferred tax assets:
  Acquisition reserves...................................  $    --    $   636
  Environmental..........................................      497        846
  Net operating loss carryforwards.......................    2,430      2,732
  Inventory..............................................    1,941      1,883
  Employee benefits......................................    4,715      3,730
  Restructuring..........................................    9,885         --
  Receivables............................................      240        187
  Capital Assets/Alternative minimum tax credits.........    2,095      2,042
  Other..................................................    1,681      5,376
                                                           -------    -------
  Net current deferred tax assets........................   23,484     17,432
  Valuation allowances...................................   (4,885)    (2,689)
                                                           -------    -------
          Total net deferred tax assets..................  $18,599    $14,743
                                                           =======    =======
Deferred tax liabilities:
  Depreciation...........................................  $26,924    $33,416
  Intangibles............................................   12,628     11,777
  Italian Intangibles....................................    1,259      2,653
  Acquisition Reserve....................................    3,727      5,477
  Other..................................................    4,032      8,208
                                                           -------    -------
          Total net non-current deferred tax
            liabilities..................................  $48,570    $61,531
                                                           =======    =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)

     Included within the change in the cumulative translation adjustment for the year ended December 31, 2001 is $443 related to the translation of deferred tax assets and liabilities of international operations.

     Under the tax laws of the various countries in which the Company operates, net operating losses (NOLs) may be carried forward, subject to statutory limitations, to reduce taxable income in future years. The tax effect of such NOL carryforwards aggregated approximately $2,430 and $2,732 at December 31, 2001 and 2000. The change in valuation allowance for the years ended December 31, 2001 and 2000 was $2,196 and $2,689, respectively. A valuation allowance has been established since management believes that it is not more likely than not that the full amount of deferred tax assets will be realized.

     During 1998, the Company made an election which allowed the Italian subsidiary to deduct for tax purposes previously non-deductible intangible assets. The result of this election was a charge to 1998 earnings of $3,420 that resulted in net favorable tax benefits of $1,326, $1,928, and $1,493 for 2001, 2000 and 1999, respectively, plus $1,259 projected for future years.

(10) SHORT-TERM DEBT

     The Company has lines of credit in Italy with local banks (the "Facility"). The Facility is short-term and provides three types of financing with the following limits: Overdraft Protection of $2,000, Export Financing of $4,000 and Advances on Uncleared Deposits of $900. The Overdraft Protection and Export Financing facilities bear interest at varying rates when utilized, however, Advances on Uncleared Deposits bear no interest.

     Short-term debt at December 31, 2001 and 2000 consists of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Export financing facility...................................  $2,073   $  724
Other, including current portion of long-term debt..........     494      760
                                                              ------   ------
                                                              $2,567   $1,484
                                                              ======   ======

     The 2001 and 2000 average interest rates were 3.9% and 6.9%, respectively.

(11) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Bank credit facilities(a)...............................  $298,350   $164,500
Capitalized leases(b)...................................    14,161      4,041
Notes payable...........................................        18        487
                                                          --------   --------
          Subtotal......................................   312,529    169,028
Less: current portion...................................        (5)      (437)
                                                          --------   --------
          Total.........................................  $312,524   $168,591
                                                          ========   ========

(a) On November 29, 2001, the Company obtained new credit facilities from a group of banks led by JPMorganChase as lead arranger and administrative agent. The credit facilities provide for an aggregate amount of $430 million, consisting of a 364-day renewable, senior revolving credit facility for $161,250, and a

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(11) LONG-TERM DEBT -- (CONTINUED)

5-year senior revolving credit facility in the amount of $268,750. The 5-year agreement will expire in November 2006. The new agreements renew and extend the approximately $300 million of existing bank debt which was scheduled to mature in September 2002. The Agreement permits the Company to choose between various interest rate options and to specify the portion of the borrowing to be covered by specific interest rate options. Under the Agreement, the interest rate options available to the Company are: (1) U.S. Prime rate or (2) LIBOR plus the applicable margin (ranging from .575% to 1.25%) or (3) Money Market Rate plus the applicable margin (ranging from .575% to 1.25%). The applicable margin is adjusted based upon the ratio of consolidated Funded Indebtedness to consolidated EBITDA of the Company. Additionally, the Company pays a commitment fee of between .15% to .30% on the entire portion of the Agreement. The 2001 and 2000 average interest rates were 5.2% and 6.7%, respectively.

The credit facilities are primarily used to finance the Company's acquisition activities. The undrawn borrowing availability under the agreement as of December 31, 2001 was $131,650.

The Agreement is subject to financial covenants requiring the Company to maintain certain levels of net worth, an interest coverage ratio and leverage ratios, as well as a limitation on indebtedness. The Company met all of the bank covenants during 2001.

(b) The Company assumed six capital leases as part of the acquisition of Irotec in 1999 of $5,436. These leases are for various plant and equipment expiring in 2006 to be repaid in 28 equal quarterly installments. There is $2,934 outstanding at December 31, 2001. The Company also assumed three capital leases as part of the acquisition of Bio Science Contract Production Corp. in June, 2001 of $12,100. The leases are for buildings and improvements and phone systems. There is $11,227 outstanding at December 31, 2001.

The Company assumed a note payable as part of the acquisition of BioWhittaker in 1997 of $1,253. The note, bearing interest at 8%, was payable in annual installments of $340 and was fully paid off in 2001. There was $289 outstanding as of December 31, 2000.

Aggregate maturities of long-term debt are as follows:

2002........................................................  $  2,205
2003........................................................     2,215
2004........................................................     2,239
2005........................................................     1,750
2006........................................................   299,767
Thereafter..................................................     4,353
                                                              --------
          Total.............................................  $312,529
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

strategy mitigates the impact of short-term foreign exchange rate movements on the Company's operating results primarily in the United Kingdom, Sweden and Italy. The Company's primary market risk relates to exposures to foreign currency exchange rate fluctuations on transactions entered into by these international operations which are denominated primarily in U.S. dollars, Swedish Krona, Euros, and British pound sterling. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations. The Company's forward exchange contracts substantially offset gains and losses on the transactions being hedged. The forward exchange contracts have varying maturities with none exceeding twelve months. The Company makes net settlements for forward exchange contracts at maturity, based upon negotiated rates at inception of the contracts. The Company also enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts.

     All forward and swap contracts outstanding at January 1 and December 31, 2001 have been designated as cash flow hedges and accordingly, changes in the fair value of derivatives are recorded each period in other comprehensive income. Changes in the fair value of the derivative instruments reported in other comprehensive income will be reclassified as earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges are recognized in current-period earnings and is immaterial to the Company's financial results. Adoption of this statement resulted in an after-tax reduction of other comprehensive income of $86. The unrealized net loss recorded in comprehensive income at December 31, 2001 was $1,770. This amount will be reclassified into earnings as the underlying forecasted transactions occur. All transition amounts and the balance of unrealized losses included in comprehensive income at December 31, 2001 will be recognized in earnings over the next twelve months. The net loss recognized in earnings related to foreign currency forward contracts during the twelve months ended December 31, 2001 was $3,144. The net loss on interest rate swap contracts recognized in interest expense was $1,186 for the twelve months ended December 31, 2001.

  Interest Rate Swap Agreements

     The notional amounts provide an indication of the extent of the Company's involvement in such agreements but do not represent its exposure to market risk. The following table shows the notional amounts outstanding, maturity dates, and the weighted average receive and pay rates of interest rate swap agreements as of December 31, 2001.

                                                               WEIGHTED AVG. RATE
NOTIONAL                                         MATURITY      -------------------
AMOUNTS                                            DATE         PAY       RECEIVE
--------                                         --------      -----      --------
$10,000........................................    2002        5.86%        2.13%
$10,000........................................    2005        4.66%        1.90%
$10,000........................................    2003        5.77%        1.90%
$10,000........................................    2002        5.77%        2.31%
$ 5,000........................................    2002        6.98%        2.16%
$ 5,000........................................    2004        3.83%        2.43%
$10,000........................................    2003        6.65%        2.16%
$20,000........................................    2005        4.98%        1.98%
$10,000........................................    2005        4.73%        1.93%
$10,000........................................    2002        5.15%        1.90%

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(12) DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)

     Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions. The fair value of these agreements were based on quoted market prices and was ($2,185) at December 31, 2001.

  Foreign Exchange Instruments

     The table below reflects the notional and fair value amounts of foreign exchange contracts at December 31, 2001 and 2000.

                                                           2001                 2000
                                                    -------------------   ----------------
                                                    NOTIONAL   NOTIONAL     FAIR     FAIR
                                                    AMOUNTS    AMOUNTS     VALUE     VALUE
                                                    --------   --------   --------   -----
Forward exchange contracts........................  $40,009     $(238)    $41,495    $(375)

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

(13) STOCKHOLDERS' EQUITY

     The Company has two classes of common shares designated Common Stock and Nonvoting Common Stock. Authorized shares of Common Stock were 100,000,000 and 60,000,000 at December 31, 2001 and 2000 respectively. Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 2001 and 2000.

     At December 31, 2001, authorized shares of Common Stock were reserved for issuance as follows:

Stock option plans........................................  3,832,027
Cambrex savings plan......................................    169,544
                                                            ---------
          Total shares....................................  4,001,571
                                                            =========

     Nonvoting Common Stock with a par value of $.10, has equal rights with Common Stock, with the exception of voting power. Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock. As of December 31, 2001 and 2000, no shares of Nonvoting Common Stock were outstanding.

     The Company held treasury stock of 2,234,421 and 2,193,945 shares at December 31, 2001 and 2000, respectively, and are used for issuance to the Cambrex Savings Plan.

     The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 2001 and 2000, there was no preferred stock outstanding.

(14) STOCK OPTIONS

     The Company has seven stock-based compensation plans currently in effect. The 1992 Stock Option Plan ("1992 Plan") provides for the granting to key employees both non-qualified stock options and incentive stock options. The 1993 Senior Executive Stock Option Plan ("1993 Plan") provides for the grant of non-qualified and incentive stock options (ISO) intended to qualify as additional incentives to the Company's Senior Executive Officers. The 1994 Stock Option Plan ("1994 Plan") provides for the granting to key employees

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(14) STOCK OPTIONS -- (CONTINUED)

both non-qualified and ISO. The 1994 Plan also provides for the granting of non-qualified stock options to non-employee directors. The 1996 Performance Stock Option Plan ("1996" Plan) provides for the granting of non-qualified and ISO intended to qualify as additional incentives to management and other key employees. The 1996 Plan also provides for the granting of non-qualified stock options and ISO to non-employee directors. Options granted under the 1996 and 1998 plans vest and become exercisable nine years after date of grant, subject to acceleration if the publicly traded price of the Company's common stock equals or exceeds levels determined by the Committee within certain time periods or in the event of a change in control.

     On April 23, 1998, the Company's stockholders approved The 1998 Performance Stock Option Plan ("1998 Plan"), which provides for the granting of non-qualified options and ISO intended to qualify as additional incentives to directors and key employees. Options granted under the 1998 Plan vest and become exercisable nine years after the date of grant, subject to acceleration if the publicly traded price of the Company's Common Stock equals or exceeds levels determined by the Committee within certain time periods or in the event of a change in control. Options shall have a term of no more than ten years from the date of grant.

     On April 27, 2000, the Company's Board of Directors approved The 2000 Employee Performance Stock Option Plan ("2000 Plan"), which provides for the granting of non-qualified options and ISO intended to qualify as additional incentives to non-executive employees. Options granted under the 2000 Plan vest and become exercisable nine years after the date of grant, subject to acceleration if the publicly traded price of the Company's Common Stock equals or exceeds levels determined by the Committee within certain time periods or in the event of a change in control. Options shall have a term of no more than ten years from the date of grant. In addition, stock option awards may be transferred to a member of the Participant's immediate family or to a trust or similar vehicle for the benefit of such transferee.

     On April 26, 2001, the Company's Board of Directors approved The 2001 Performance Stock Option Plan ("2001 Plan"), which provides for the granting of options intended to qualify as additional incentives to directors and key employees. Options granted under the 2001 Plan shall vest and become exercisable nine years after the date of grant, subject to acceleration if the publicly traded price of the Company's Common Stock equals or exceeds levels determined by the Committee within certain time periods or in the event of a change in control. Options shall have a term of no more than ten years from the date of grant. In addition, stock option awards may be transferred to a member of the Participant's immediate family or to a trust or similar vehicle for the benefit of such transferee.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(14) STOCK OPTIONS -- (CONTINUED)

Company's net income, and net income per common share for 2001, 2000 and 1999 would approximate the pro forma amounts below:

                                                             2001      2000      1999
                                                            -------   -------   -------
Net income -- as reported.................................  $26,565   $49,605   $38,132
                                                            =======   =======   =======
Net income -- pro forma...................................  $17,318   $40,736   $34,357
                                                            =======   =======   =======
Diluted earnings per share -- as reported.................  $  1.00   $  1.90   $  1.49
                                                            =======   =======   =======
Diluted earnings per share -- pro forma...................  $  0.65   $  1.56   $  1.34
                                                            =======   =======   =======

     The pro forma compensation expense of $9,247, $8,869, and $3,775 for 2001, 2000 and 1999, respectively, was calculated based on the fair value of each option primarily using the Black-Scholes option-pricing model for non-performance options and a path dependent model for performance options, with the following assumptions for 2001, 2000 and 1999, respectively: (i) average dividend yield of 0.30%, 0.52% and 0.56% (ii) expected volatility of 30.28%, 28.8% and 24.1%, (iii) risk-free interest rate ranging from 3.86% to 5.13%, 5.31% to 6.69%, and 5.32% to 5.42% and (iv) expected life of 4-5 years.

     As of December 31, 2001, 5,544,473 options had been exercised. Shares of Common Stock subject to outstanding options under the stock option plans were as follows:

                                                  OPTIONS OUTSTANDING
                         ---------------------------------------------------------------------   OPTIONS EXERCISABLE
                                                                           WEIGHTED AVERAGE      --------------------
                                                                        ----------------------               WEIGHTED
                                                          OPTION         REMAINING                           AVERAGE
                          AUTHORIZED                     PRICE PER      CONTRACTUAL   EXERCISE    NUMBER     EXERCISE
                         FOR ISSUANCE   OUTSTANDING       SHARE $       LIFE (YRS)    PRICE $    OF SHARES   PRICE $
                         ------------   -----------   ---------------   -----------   --------   ---------   --------
1983 Plan..............     648,000
1987 Plan..............     600,000
1989 Plan..............   1,200,000
1992 Plan..............     300,000         10,500         8.063           2.88         8.06        10,500     8.06
1993 Plan..............     900,000         89,000     6.625 - 8.063       1.83         7.01        89,000     7.01
1994 Plan..............     300,000         26,800     6.625 - 7.438       2.15         7.16        26,800     7.16
                                             9,000        11.438           3.33        11.44         9,000    11.44
1996 Plan..............   3,000,000        705,250    12.375 - 17.500      4.38        13.57       705,250    13.57
                                           215,301    21.938 - 29.375      6.48        26.37       215,301    26.37
                                           623,750    30.938 - 53.520      6.23        42.86       246,913    41.94
1998 Plan..............   1,180,000        721,349    22.063 - 27.563      6.78        22.84       721,349    22.84
                                           159,039    34.750 - 53.520      8.75        42.03        53,843    24.17
2000 Plan..............     500,000        510,084    34.750 - 53.520      7.53        42.93       139,621    42.34
2001 Plan..............     750,000         76,194    42.870 - 53.520      9.46        46.17        30,762    42.87
                          ---------      ---------                                               ---------
          Total
            Shares.....   9,378,000      3,146,267    6.625 - 53.520                   29.10     2,248,339    23.38
                          =========      =========                                               =========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(14) STOCK OPTIONS -- (CONTINUED)

     Information regarding the Company's stock option plans is summarized below:

                                                                      WEIGHTED AVERAGE
                                                                  ------------------------
                                                      NUMBER OF   EXERCISE   FAIR VALUE $      OPTIONS
                                                       SHARES     PRICE $    AT GRANT DATE   EXERCISABLE
                                                      ---------   --------   -------------   -----------
Outstanding at December 31, 1998....................  3,254,850    17.30                      2,141,800
  Granted...........................................    187,549    26.81          9.31
  Exercised.........................................   (146,600)    9.22
  Cancelled.........................................    (78,750)   27.11
                                                      ---------
Outstanding at December 31, 1999....................  3,217,049    18.05                      1,757,900
  Granted...........................................  1,182,182    41.99         16.88
  Exercised.........................................   (713,246)   15.81
  Cancelled.........................................   (124,750)   25.42
                                                      ---------
Outstanding at December 31, 2000....................  3,561,235    26.18                      2,466,080
  Granted...........................................    240,144    45.64         17.28
  Exercised.........................................   (628,577)   18.72
  Cancelled.........................................    (26,535)   30.62
                                                      ---------
Outstanding at December 31, 2001....................  3,146,267    29.10                      2,248,352
                                                      =========

(15) RETIREMENT PLANS

  Domestic Pension Plans

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

     The Company has a Supplemental Executive Retirement Plan for key executives.

     The net periodic pension expense for both 2001 and 2000 is based on a twelve month period and on valuations of the plans as of January 1. However, the reconciliation of funded status is determined as of the September 30 measurement date.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)

     The funded status of these plans, incorporating fourth quarter contributions, as of September 30, 2001 and 2000 is as follows:

                                                                2001       2000
                                                              --------    -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 33,493    $32,354
Service cost................................................     1,895      2,190
Interest cost...............................................     2,616      2,432
Amendments..................................................        62         --
Actuarial loss (gain).......................................       666     (2,118)
Benefits paid...............................................    (1,544)    (1,365)
                                                              --------    -------
Benefit obligation at end of year...........................    37,188     33,493
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............    29,903     28,699
Actual return on plan assets................................    (3,686)     2,319
Contributions...............................................     1,549        250
Benefits paid...............................................    (1,544)    (1,365)
                                                              --------    -------
Fair value of plan assets at end of year....................    26,222     29,903
                                                              --------    -------
Funded status...............................................   (10,966)    (3,590)
Unrecognized prior service cost.............................     1,159      1,145
Unrecognized net (gain)loss.................................     3,847     (3,292)
Additional minimum liability................................    (2,787)    (1,397)
                                                              --------    -------
Prepaid (accrued) benefit at September 30,..................    (8,747)    (7,134)
4th quarter contributions...................................       316         --
                                                              --------    -------
Prepaid (accrued) benefit cost at December 31,..............  $ (8,431)   $(7,134)
                                                              ========    =======

     The components of net periodic pension cost is as follows:

                                                         2001       2000       1999
                                                        -------    -------    -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost..........................................  $ 1,895    $ 2,190    $ 2,378
Interest Cost.........................................    2,616      2,432      2,253
Expected return on plan assets........................   (2,492)    (2,392)    (2,171)
Amortization of prior service cost....................       49         49         47
Recognized actuarial (gain) loss......................      (31)        61        261
                                                        -------    -------    -------
Net periodic benefit cost.............................  $ 2,037    $ 2,340    $ 2,768
                                                        =======    =======    =======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
Discount rate.........................................     7.50%      8.00%      7.75%
Expected return on plan assets........................     8.50%      8.00%      8.50%
Rate of compensation increase.........................     5.00%      5.00%      5.00%

     The aggregate ABO (Accumulated Benefit Obligation) exceeds plan assets by $8,737 in 2001 for all domestic plans.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)

  International Pension Plans

     Certain foreign subsidiaries of the Company maintain pension plans for their employees which conform to the common practice in their respective countries. The funded status of these plans, incorporating fourth quarter contributions, as of December 31, 2001 and 2000 is as follows:

                                                               2001       2000
                                                              -------    -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $13,098    $12,062
Service cost................................................      755        643
Interest cost...............................................      706        673
Plan participants' contribution.............................     (118)       (58)
Actuarial loss (gain).......................................     (163)     1,002
Benefits paid...............................................      (55)      (207)
Foreign exchange............................................     (911)    (1,017)
                                                              -------    -------
Benefit obligation at end of year...........................   13,312     13,098
                                                              -------    -------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............    7,072      6,961
Actual return on plan assets................................     (846)        62
Company contribution........................................      456        437
Plan participant contribution...............................      183        161
Benefits paid...............................................      (55)      (207)
Foreign exchange............................................     (263)      (342)
                                                              -------    -------
Fair value of plan assets at end of year....................    6,547      7,072
                                                              -------    -------
Funded status...............................................   (6,765)    (6,030)
Unrecognized actuarial loss.................................    1,698      1,274
Unrecognized prior service cost.............................       40         42
Unrecognized net gain.......................................     (424)    (1,055)
Foreign exchange............................................      (18)       (16)
                                                              -------    -------
Prepaid (accrued) benefit...................................  $(5,469)   $(5,785)
                                                              =======    =======

     The components of the net periodic pension cost is as follows:

                                                             2001     2000     1999
                                                             -----    -----    -----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost...............................................  $ 755    $ 643    $ 702
Interest Cost..............................................    705      673      611
Expected return on plan assets.............................   (584)    (557)    (459)
Amortization of excess plan net............................    (25)     (28)     (31)
Amortization of prior service cost.........................     --       (5)     (12)
                                                             -----    -----    -----
Net periodic benefit cost..................................  $ 851    $ 726    $ 811
                                                             =====    =====    =====

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)


                                            2001             2000             1999
                                        -------------    -------------    -------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
  DECEMBER 31,
Discount rate.........................  5.50% - 6.25%    5.50% - 6.25%    5.75% - 6.50%
Expected return on plan assets........  7.50% - 9.00%    7.50% - 9.00%        9.00%
Rate of compensation increase.........  3.00% - 4.25%    3.00% - 4.25%    3.00% - 4.50%

     The aggregate ABO for international plans exceeds plan assets by $5,357 in 2001.

     The Company's net pension costs for U.S. and foreign plans included in operating results amounted to $2,888, $3,066 and $3,579 in 2001, 2000 and 1999, respectively.

     BioWhittaker had a noncontributory defined contribution target plan for its eligible employees. Under BioWhittaker's target plan, all domestic employees over 21 years of age who have completed one year of service with the Company participate. The target plan was 100% Company-funded, with annual contributions by the Company based on the employee's targeted benefit, determined by such factors as salary and expected years of service to age 65. Effective May, 1999, BioWhittaker no longer has a separate plan and is covered by the Cambrex plan. Total target plan expenses amounted to $171 in 1999.

  Savings Plan

     Cambrex makes available to all employees a savings plan as permitted under Sections 401(k) and 401(a) of the Internal Revenue Code. Employee contributions are matched in part by Cambrex. The cost of this plan amounted to $936, $1,393 and $1,391 in 2001, 2000 and 1999, respectively.

  Other

     The Company has a non-qualified Compensation Plan for Key Executives ("the Deferred Plan"). Under the Deferred Plan, officers and key employees may elect to defer all or any portion of their pre-tax annual bonus and/or annual base salary. Included within other liabilities at December 31, 2001 and 2000 there is $1,979 and $2,030, respectively, representing the Company's obligation under the plan. To assist in the funding of this obligation, the Company invests in certain mutual funds and as such, included within other assets at December 31, 2001 and 2000 is $1,979 and $2,030 respectively, representing the fair value of these funds. During 1995, the Board amended the Deferred Plan to permit officers and key employees to elect to defer receipt of Company stock which would otherwise have been issued upon the exercise of Company options. Total shares held in trust as of December 31, 2001 and 2000 are 255,235 and 267,559, respectively, and are included as a reduction of equity at cost. The value of the shares held in trust and the corresponding liability of $1,369 at December 31, 2001 have been recorded in equity. The Deferred Plan is not funded by the Company, but the Company has established a Deferred Compensation Trust Fund which holds the shares issued.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(16) OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)

     The Company elected to amortize the transition obligation of $1,853 over twenty years. The net effect upon 2001, 2000 and 1999 pretax operating results, including the amortization of the transition obligation, resulted in a cost of $308, $325, and $323, respectively.

     The periodic postretirement benefit cost includes the following components:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
CHANGE IN BENEFIT OBLIGATION
Accumulated benefit obligation at beginning of year.........  $ 2,210    $ 2,372
Service cost................................................       58         54
Interest cost...............................................      169        178
Actuarial gain..............................................     (302)      (394)
                                                              -------    -------
Accumulated benefit obligation at end of year...............  $ 2,135    $ 2,210
                                                              =======    =======
Unrecognized net loss (gain)................................  $   519    $   414
Unrecognized translation obligation.........................   (1,018)    (1,112)
                                                              -------    -------
Accrued benefit cost at end of year.........................  $ 1,636    $ 1,512
                                                              =======    =======

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001      2000      1999
                                                              ------    ------    ------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost of benefits earned.............................   $ 58      $ 54      $ 63
Interest cost...............................................    169       178       167
Amortization of transition obligation.......................     81        93        93
                                                               ----      ----      ----
Total periodic postretirement benefit cost..................   $308      $325      $323
                                                               ====      ====      ====

     The discount rate used to determine the accumulated postretirement benefit obligation was 7.50% and 8.00% in 2001 and 2000, respectively. The assumed health care cost trend rate used to determine the accumulated postretirement benefit obligation is 7% in 2001 (8% in 2000), declining ratably to 6.5% in 2002 and thereafter. A one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by $52 and would increase the sum of interest and service cost by $8. A one-percentage-point decrease would lower the accumulated postretirement benefit obligation by $58 and would raise the sum of interest and service cost by $9.

     The cost of all health and life insurance benefits is recognized as incurred and was approximately $3,912, $3,716, $3,312 in 2001, 2000 and 1999, respectively. The cost of providing these benefits for the 207, 241 and 259 retirees in 2001, 2000 and 1999, respectively, is not separable from the cost of providing benefits for the 1,262, 1,018, and 1,052 active U.S. employees in 2001, 2000 and 1999, respectively.

(17) RESTRUCTURING AND OTHER CHARGES

     On November 30, 2001, the Company announced a plan to realign its businesses which included the creation of Rutherford Chemicals, Inc., in recognition of the Company's strategy to focus on the Life Sciences businesses. In addition, on November 30, 2001 the Company announced its commitment to a restructuring and cost savings program which includes impaired assets, severance, and other costs related to the realignment

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(17) RESTRUCTURING AND OTHER CHARGES -- (CONTINUED)

of the businesses. The restructuring and cost savings program was largely executed in the fourth quarter of 2001, with the remaining actions to be completed by the end of 2002.

     In the fourth quarter, Cambrex recorded special pre-tax charges of $23.1 million, the majority of which were non-cash items. As a result of the Company's previously announced business restructuring which created Rutherford Chemicals, Inc., together with an impairment charge within those businesses, the Company incurred $18.6 million of charges to operating expense, composed of asset write-downs of $17.2 million and severance costs of $1.4 million. The Company also incurred $4.5 million of inventory write-downs charged to cost of sales, consisting of $2.5 million associated with discontinued products manufactured at Rutherford Chemical facilities and a separate $2 million Biosciences inventory charge.

     The asset write-downs consisted primarily of fixed asset write-offs and impairments. A $10.0 million impairment charge was recorded on certain assets at one of the Company's domestic chemical sites, based on the estimated fair value of the assets determined by discounting the expected future cash flows. A $1.6 million impairment was also recorded related to an unused chemical facility to recognize its estimated current fair value. In addition, a $5.6 million charge was recorded to write-off fixed assets related to discontinued product lines at another of the Company's domestic chemical sites.

     Severance charges, which apply largely to the Company's various chemical sites, relate to involuntary terminations of approximately 62 employees. All affected employees received notification in the fourth quarter 2001. As of December 31, 2001 all but one employee has been terminated.

     The following table displays the activity related to the restructuring and other charges through December 31, 2001:

                                                                            DECEMBER 31, 2001
                                        TOTAL      NON-CASH       CASH           RESERVE
                                       CHARGES    WRITE-OFFS    PAYMENTS         BALANCE
                                       -------    ----------    --------    -----------------
Restructuring and other charges:
Fixed asset impairments..............   $11.6       $(11.6)       $ --            $ --
Fixed asset write-offs...............     5.6         (5.6)         --              --
Employee severance...................     1.4           --         (.5)             .9
                                        -----       ------        ----            ----
Total restructuring and other
  charges............................    18.6        (17.2)        (.5)             .9
Inventory write-offs.................     4.5         (4.5)         --              --
                                        -----       ------        ----            ----
Total................................   $23.1       $(21.7)       $(.5)           $ .9
                                        =====       ======        ====            ====

(18) INSURANCE CLAIM

     The Company experienced mechanical problems with a reactor located in one of the Company's chemical facilities in both August and December 2000 which resulted in extended plant downtime and interruption in product supply. Consequently, sales and production of certain products were curtailed throughout 2001. Interim inspection and mechanical repairs were made to the reactor and the reactor operated at reduced capacity for most of 2001. A replacement reactor was installed in the fourth quarter 2001. The Company has incurred costs associated with the reactor replacement and plant downtime that are in the process of being reviewed by insurance carriers. The Company currently estimates that the total amount of the claim will be approximately $13.0 million. The Company has received progress payments on the claim and, although the claim is not yet fully resolved, it is management's opinion, based upon a letter received documenting the review performed and opinion of an independent insurance expert, that all costs incurred will

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(18) INSURANCE CLAIM -- (CONTINUED)

be covered under the Company's insurance policies. As such, a receivable, which is reflected in Other Current Assets, has been recorded in the amount of the costs incurred to date, subject to deductible levels. However, in the unlikely event that certain costs are deemed to be non-recoverable, the effect on the income statement, balance sheet and statement of cash flows would not be material.

(19) OTHER INCOME AND EXPENSE

     The Other-net component of Other (income) expense was $(277), $(329) and $555 for 2001, 2000 and 1999, respectively. 2001 consisted primarily of gains on a marketable security, classified as trading, royalty and miscellaneous income partly offset by asset write-offs. Included in 2000 were gains on foreign exchange and miscellaneous non-recurring lab services. Included in 1999 are various costs associated with loss on sale of assets and other miscellaneous expenses.

(20) SEGMENT INFORMATION

     The Company is involved principally in the manufacturing and marketing of products which include: Human Health, which include Active Pharmaceutical Ingredients produced under Food and Drug Administration (FDA) regulation for use in prescription drug products, Pharmaceutical Intermediates produced in current Good Manufacturing Practices (cGMP) facilities for use in the production of pharmaceuticals and over-the-counter drug products, Imaging Chemicals used in x-ray media, Personal Care Ingredients used in cosmetics and for the pharmaceutical market, and Nutraceuticals used in health products; Biosciences, consisting of cell culture and endotoxin detection products; Animal Health/Agriculture products including Vitamin B-3 used in feed additives, Agricultural Intermediates used in crop protection, and Animal Health products used as feed additives; and the Specialty and Fine Chemical segment which includes Performance Enhancing Chemicals used in photography, pigments, specialty polymers, fuel/oil additives, catalysts, and other specialty additives, and Polymer Systems products used in coatings, telecommunications, electronics and engineering plastics. Many of the Company's subsidiaries operate in more than one of these segments. The key exceptions are BioWhittaker, BMA, Bio Science and Marathon, which solely comprise the biosciences segment. The Company has provided financial information in order to show Gross Sales and Gross Profit by segment. All other financial information is available only for the Biosciences Segment and for all other segments combined. The Company allocates Corporate expenses and interest to each of its subsidiaries. The interest allocation is based on 12% of subsidiary working capital and 9% of net property, plant and equipment. No customer accounts for more than 10% of consolidated revenues.

     The Company announced in late November 2001 a plan to realign its businesses in recognition of the Company's strategic emphasis on the growing opportunities in the life sciences industry. Effective January 1, 2002, the operating units that primarily produce specialty and fine chemicals, and animal health and agriculture products were combined under a new subsidiary, Rutherford Chemicals, Inc. The chemical company will include CasChem, Inc., Bayonne, New Jersey; Cosan Chemical Corporation, Carlstadt, New Jersey; Heico Chemicals, Inc., Delaware Water Gap, Pennsylvania; Nepera, Inc., Harriman, New York; Zeeland Chemicals, Inc., Zeeland, Michigan; and Seal Sands Chemicals Ltd., Teeside, United Kingdom.

     With this realignment, the Company plans to report four operating segments going forward in 2002: Human Health, Biosciences, Rutherford Chemical and All Other.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(20) SEGMENT INFORMATION -- (CONTINUED)

     The following is a summary of business segment information:

                                                       2001        2000        1999
                                                     --------    --------    --------
GROSS SALES:
Human Health.......................................  $242,995    $233,886    $225,660
Biosciences........................................   124,973      96,232      83,887
Animal Health/Agriculture..........................    54,840      56,220      55,695
Specialty and Fine Chemicals.......................    76,386     106,206     119,318
                                                     --------    --------    --------
                                                     $499,194    $492,544    $484,560
                                                     ========    ========    ========

                                                       2001        2000        1999
                                                     --------    --------    --------
GROSS PRODUCT SALES DETAIL FOR EACH SEGMENT
Human Health:
  Active Pharmaceutical............................  $174,483    $171,174    $161,282
  Pharmaceutical Intermediates.....................    30,542      29,527      25,995
  Personal Care Ingredients........................    21,011      15,512      14,706
  Imaging Chemicals................................     8,478       7,842      13,568
  Biomedical Urethanes.............................     2,491       2,784       3,050
  Catalysts........................................     5,553       7,035       6,950
  Neutraceuticals..................................       437          12         109
                                                     --------    --------    --------
          Total Human Health.......................  $242,995    $233,886    $225,660
                                                     ========    ========    ========
Biosciences:
Cells and Media....................................  $ 54,708    $ 50,590    $ 47,434
Endotoxin Detection................................    23,786      21,391      21,864
Electrophoresis, Chromatography & Other............    46,479      24,251      14,589
                                                     --------    --------    --------
          Total Biosciences........................  $124,973    $ 96,232    $ 83,887
                                                     ========    ========    ========
Animal Health/Agriculture:
  Vitamin B-3......................................  $  6,629    $  6,910    $  9,155
  Animal Health....................................    14,220      16,140      15,013
  Agricultural Intermediates.......................    33,991      33,170      31,527
                                                     --------    --------    --------
          Total Animal Health/Agriculture..........  $ 54,840    $ 56,220    $ 55,695
                                                     ========    ========    ========
Specialty and Fine Chemicals:
  Performance Enhancing Chemicals..................  $ 48,518    $ 67,004    $ 76,441
  Polymer Systems..................................    27,868      39,202      42,877
                                                     --------    --------    --------
          Total Specialty and Fine Chemicals.......  $ 76,386    $106,206    $119,318
                                                     ========    ========    ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(20) SEGMENT INFORMATION -- (CONTINUED)


                                                       2001        2000        1999
                                                     --------    --------    --------
GROSS PROFIT:
Human Health.......................................  $ 93,515    $ 91,145    $ 83,603
Biosciences........................................    63,193      50,815      42,088
Animal Health/Agriculture..........................     6,681       9,829      12,045
Specialty and Fine Chemicals.......................    15,946      25,706      29,427
                                                     --------    --------    --------
                                                     $179,335    $177,495    $167,163
                                                     ========    ========    ========

                                                       2001        2000        1999
                                                     --------    --------    --------
NET INCOME:
Biosciences........................................  $  6,852    $  5,122    $  3,150
Human Health, Animal Health/Agriculture & Specialty
  and Fine Chemicals...............................    19,713      44,483      34,982
                                                     --------    --------    --------
                                                     $ 26,565    $ 49,605    $ 38,132
                                                     ========    ========    ========

                                                       2001        2000        1999
                                                     --------    --------    --------
TOTAL ASSETS
Biosciences........................................  $356,450    $190,770    $186,405
Human Health, Animal Health/Agriculture & Specialty
  and Fine Chemicals...............................   461,617     490,330     487,242
                                                     --------    --------    --------
                                                     $818,067    $681,100    $673,647
                                                     ========    ========    ========

                                                         2001       2000       1999
                                                        -------    -------    -------
CAPITAL SPENDING
Biosciences...........................................  $ 6,448    $ 4,007    $ 1,829
Human Health, Animal Health/Agriculture & Specialty
  and Fine Chemicals..................................   36,500     35,449     28,700
                                                        -------    -------    -------
                                                        $42,948    $39,456    $30,529
                                                        =======    =======    =======

                                                         2001       2000       1999
                                                        -------    -------    -------
DEPRECIATION
Biosciences...........................................  $ 4,154    $ 3,817    $ 2,897
Human Health, Animal Health/Agriculture & Specialty
  and Fine Chemicals..................................   32,612     28,122     30,221
                                                        -------    -------    -------
                                                        $36,766    $31,939    $33,118
                                                        =======    =======    =======

                                                         2001       2000       1999
                                                        -------    -------    -------
AMORTIZATION
Biosciences...........................................  $ 9,611    $ 6,586    $ 5,017
Human Health, Animal Health/Agriculture & Specialty
  and Fine Chemicals..................................    4,420      3,569      4,193
                                                        -------    -------    -------
                                                        $14,031    $10,155    $ 9,210
                                                        =======    =======    =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(21) FOREIGN OPERATIONS AND EXPORT SALES

     Summarized data for the Company's operations for 2001, 2000 and 1999 are as follows:

                                                     DOMESTIC    EUROPEAN     TOTAL
                                                     --------    --------    --------
2001
Gross sales........................................  $266,273    $232,921    $499,194
Long-lived identifiable assets.....................   406,300     150,316     556,616
2000
Gross sales........................................  $262,068    $230,476    $492,544
Long-lived identifiable assets.....................   272,529     164,008     436,537
1999
Gross sales........................................  $266,171    $218,389    $484,560
Long-lived identifiable assets.....................   268,669     160,801     429,470

     Export sales, included in domestic gross sales, in 2001, 2000 and 1999 amounted to $45,041, $50,910, and $40,610, respectively. No country, in any of the given years, represents more than 10% of these export sales.

(22) COMMITMENTS

     The Company has operating leases expiring on various dates through the year 2012. The leases are primarily for office and laboratory equipment and vehicles. At December 31, 2001, future minimum commitments under non-cancelable operating lease arrangements were as follows:

Year ended December 31:
  2002.....................................................  $ 3,504
  2003.....................................................    3,258
  2004.....................................................    3,087
  2005.....................................................    2,800
  2006 and thereafter......................................    5,552
                                                             -------
          Total commitments................................  $18,201
                                                             =======

     Total operating lease expense was $3,618, $2,545 and $2,225 for the years ended December 31, 2001, 2000 and 1999, respectively.

     On August 11, 1999, the Company completed a marketing, development and media supply agreement with Osiris Therapeutics, Inc. allowing the Company's BioWhittaker subsidiary to manufacture and market adult stem cell products for the life science research market through an exclusive worldwide license from Osiris. In addition, BioWhittaker became the exclusive supplier of culture media to Osiris for the production of human adult stem cells in therapeutic applications. Cambrex also purchased $5,000 of Osiris Common Stock and has agreed to purchase an additional $2,000 of Common Stock coincident with an Osiris initial public offering. The $5,000 paid for Osiris Common Stock is included in Other Non-current Assets.

(23) CONTINGENCIES

     The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(23) CONTINGENCIES -- (CONTINUED)

  Environmental

     In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites (Superfund sites). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other non-current liabilities, of $1,400 and $2,300 at December 31, 2001 and 2000, respectively, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents management's best estimate of what it believes are the reasonably possible and estimated environmental cleanup related costs of a non-capital nature. During the past three-year period, cash payments for environmental cleanup related matters were $0, $0 and $200 for 2001, 2000 and 1999, respectively. There were no provisions for environmental contingencies during the past three-year period. The Company reversed reserves by approximately $900, and $1,100 during 2001 and 2000, respectively, as a result of revised estimates. In addition, the Company settled certain environmental claims involving the Cosan Chemical Corporation (a subsidiary) with insurance companies for $1,812 in 2000 and $1,150 in 1999, respectively. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from those assumed in the current estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

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

     On February 9, 2001, a federal court in Washington, DC entered an Order and Stipulated Permanent Injunction as part of a settlement of the FTC and Attorneys General's suits. Under these settlement documents Mylan has agreed to pay over $140 million on its own behalf and on behalf of most of the other

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(23) CONTINGENCIES -- (CONTINUED)

defendant companies including Cambrex and Profarmaco. In the Order and Injunction, the settling defendants also agreed to monitor certain future conduct.

     The Company strongly believes that its licensing arrangements with Mylan are in accordance with regulatory requirements and will vigorously defend the various other lawsuits and class actions. The private litigation continues. However, the Company and Mylan have terminated the exclusive licenses to the drug master files as of December 31, 1998. In entering these licensing arrangements, the Company elected not to raise the price of its products and had no control or influence over the pricing of its final generic product. Mylan had been fully covering the costs for the defense and indemnity of Cambrex and Profarmaco under certain obligations set forth in the license agreements. Cambrex agreed to cover separate legal defense costs incurred for Cambrex and Profarmaco on a going forward basis beginning August 1, 2000. These costs have not been and are not expected to be significant.

     On May 14, 1998, the Company's Nepera subsidiary, a manufacturer and seller of niacinamide (Vitamin B-3), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. The Company understands that the subpoena was issued as part of the Federal Government's ongoing anti-trust investigation into various business practices in the vitamin industry generally. In the fourth quarter of 1999, the Company reached a settlement with the Government concerning Nepera's alleged role in Vitamin B-3 violations from 1992 to 1995. On October 13, 2000, the Government settlement was finalized with Nepera entering into a voluntary plea agreement with the Department of Justice. Under this agreement, Nepera has entered a plea of guilty to one count of price fixing and market allocation of Vitamin B-3 from 1992 to 1995 in violation of section one of the Sherman Act and has agreed to pay a fine of $4.0 million. Under the plea agreement, Nepera was placed on probation for a period of one year which has ended. The fine was paid in February 2001. Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3.

     An accrual of $6.0 million was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. Based on recent discussions with various plaintiffs counsel, as well as current estimates of expenditures for legal fees, an additional accrual of $4.4 million was established in the fourth quarter of 2001. As a result, the balance of this accrual as of December 31, 2001 was approximately $4.4 million. This accrual has been recorded in Accounts Payable and Accrued Liabilities.

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

                              CAMBREX CORPORATION

                       SELECTED QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    1ST            2ND            3RD             4TH
                                  QUARTER        QUARTER        QUARTER         QUARTER          YEAR
                                -----------    -----------    -----------    --------------    --------
                                (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)(2)
2001
Gross sales...................   $131,185       $122,561       $117,588         $127,860       $499,194
Net revenues..................    131,277        122,038        117,514          128,026        498,855
Gross profit..................     50,316         47,719         40,709           40,591        179,335
Net income....................     14,392         14,854          8,101          (10,782)        26,565
Earnings per share:(1)
  Basic.......................   $   0.57       $   0.58       $   0.31         $  (0.42)      $   1.04
  Diluted.....................   $   0.55       $   0.56       $   0.30         $  (0.42)      $   1.00
Average shares:
  Basic.......................     25,411         25,658         25,754           25,774         25,648
  Diluted.....................     26,291         26,668         26,613           26,460         26,495
2000
Gross sales...................   $128,986       $127,472       $115,742         $120,344       $492,544
Net revenues..................    129,538        126,949        115,962          119,646        492,095
Gross profit..................     46,149         48,746         41,368           41,232        177,495
Net income....................     12,312         14,206         11,251           11,836         49,605
Earnings per share:(1)
  Basic.......................   $   0.50       $   0.57       $   0.45         $   0.47       $   1.98
  Diluted.....................   $   0.48       $   0.55       $   0.43         $   0.45       $   1.90
Average shares:
  Basic.......................     24,706         24,883         25,082           25,213         25,015
  Diluted.....................     25,852         26,037         26,216           26,086         26,157

---------------

(1) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period, as such, the sum of the quarters may not necessarily equal the earnings per share amount for the year.

(2) The fourth quarter 2001 includes special charges of $27.5 million ($20.1 million after tax), comprised of restructuring and asset write-downs of $18.6 million charged to operating expenses, $4.5 million of inventory write-downs charged to cost of sales, and $4.4 million for a Vitamin B-3 provision.

                                    PART III

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11  EXECUTIVE COMPENSATION.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Part III is hereby incorporated by reference to the information set forth under the captions "Principal Stockholders," "Board of Directors," "Election of Directors," "Related Party Transactions" and "Executive Compensation" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders, to be held April 25, 2002, which meeting involves the election of directors, which definitive proxy statement is being filed with the Securities and Exchange Commission pursuant to Regulation 14A.

     In addition, information concerning the registrant's executive officers has been included in Part I under the caption "Executive Officers of the Registrant."

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. The following consolidated financial statements of the Company are filed as part of this report:

                                                                PAGE NUMBER
                                                              (IN THIS REPORT)
                                                              ----------------
Report of Independent Accounts..............................         26
Consolidated Balance Sheets as of December 31, 2001, and
  2000......................................................         27
Consolidated Income Statements for the Years Ended December
  31, 2001, 2000 and 1999...................................         28
Consolidated Statement of Stockholders' Equity for the Years
  Ended December 31, 2001, 2000 and 1999....................         29
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................         30
Notes to Consolidated Financial Statements..................         31
Consolidated Quarterly Financial Data (unaudited) for the
  Years Ended December 31, 2001 and 2000....................         58

     (a) 2. (i) The following schedule to the consolidated financial statements of the Company as filed herein and the Report of Independent Accountants on Financial Statement Schedule are filed as part of this report.

                                                                PAGE NUMBER
                                                              (IN THIS REPORT)
                                                              ----------------
Report of Independent Accountants on Financial Statement
  Schedule..................................................         60
Schedule II -- Valuation and Qualifying Accounts............         61

     All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

     (a) 3. The exhibits filed in this report are listed in the Exhibit Index on pages 64-66

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

     (b) Reports on Form 8-K

     The registrant filed the following reports on Form 8-K during the last quarter of the year ended December 31, 2001:

     On December 4, 2001, the registrant filed a report on Form 8-K regarding the Company's plan to realign its businesses in recognition of the strategic emphasis on the life sciences industry.

     On December 4, 2001, the registrant filed a report on Form 8-K regarding its new credit facilities.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Cambrex Corporation:

     Our audits of the consolidated financial statements referred to in our report dated January 18, 2002 appearing in the 2001 Annual Report to Shareholders of Cambrex Corporation and its subsidiaries on Form 10-K of Cambrex Corporation and its subsidiaries also included an audit of the financial statement schedule listed in Item 14(a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
January 18, 2002

                                                                     SCHEDULE II

                              CAMBREX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                       COLUMN A      COLUMN B      COLUMN C      COLUMN D
                                       ---------    ----------    ----------    ----------    COLUMN E
                                                           ADDITIONS
                                                    ------------------------
                                        BALANCE     CHARGED TO    CHARGED TO
                                       BEGINNING     COST AND       OTHER                      END OF
CLASSIFICATION                          OF YEAR      EXPENSES      ACCOUNTS     DEDUCTIONS      YEAR
--------------                         ---------    ----------    ----------    ----------    --------
Year Ended December 31,2001:
  Doubtful trade receivables and
     returns and allowances..........   $ 1,354       $  110       $     --       $  194      $ 1,270
  Inventory and obsolescence
     provisions......................    17,393        3,332             --        1,658       19,067
Year Ended December 31, 2000:
  Doubtful trade receivables and
     returns and allowances..........   $   799       $  805       $     --       $  250      $ 1,354
  Inventory and obsolescence
     provisions......................    18,654        2,599             --        3,860       17,393
Year Ended December 31, 1999:
  Doubtful trade receivables and
     returns and allowances..........   $ 1,550       $ (347)      $     26(2)    $  430      $   799
  Inventory and obsolescence
     provisions......................    17,156        4,486          1,221(1)     4,209       18,654

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

                                                   Date: March 21, 2002

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

                   SIGNATURE                                    TITLE                       DATE
                   ---------                                    -----                       ----

               /s/ JAMES A. MACK                  Chairman of the Board of             )
------------------------------------------------    Directors
                 James A. Mack

               /s/ CLAES GLASSELL                 President and Chief Operating        )
------------------------------------------------    Officer
                 Claes Glassell

           /s/ SALVATORE J. GUCCIONE              Senior Vice President                )
------------------------------------------------    Chief Financial Officer
             Salvatore J. Guccione

           /s/ CYRIL C. BALDWIN, JR.*             Director                             )
------------------------------------------------
             Cyril C. Baldwin, Jr.

           /s/ ROSINA B. DIXON, M.D.*             Director                             )
------------------------------------------------
             Rosina B. Dixon, M.D.

           /s/ GEORGE J. W. GOODMAN*              Director                             )
------------------------------------------------
              George J. W. Goodman

               /s/ ROY W. HALEY*                  Director                             )
------------------------------------------------
                  Roy W. Haley

        /s/ KATHRYN RUDIE HARRIGAN, PHD*          Director                             )
------------------------------------------------
          Kathryn Rudie Harrigan, PhD

           /s/ LEON J. HENDRIX, JR.*              Director                             )March 21, 2002
------------------------------------------------
              Leon J. Hendrix, Jr.

               /s/ ILAN KAUFTHAL*                 Director                             )
------------------------------------------------
                 Ilan Kaufthal

                   SIGNATURE                                    TITLE                       DATE
                   ---------                                    -----                       ----
               /s/ WILLIAM KORB*                  Director                             )
------------------------------------------------
                  William Korb

               /s/ ROBERT LEBUHN*                 Director                             )
------------------------------------------------
                 Robert LeBuhn

              /s/ JOHN R. MILLER*                 Director                             )
------------------------------------------------
                 John R. Miller

             /s/ PETER G. TOMBROS*                Director                             )
------------------------------------------------
                Peter G. Tombros

*By /s/  JAMES A. MACK
    --------------------------
          James A. Mack
         Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  3.1      --  Restated Certificate of Incorporation of registrant
               (A) -- Exhibit 3(a).
  3.2      --  By Laws of registrant. (E) -- Exhibit 4.2.
  4.1      --  Form of Certificate for shares of Common Stock of
               registrant. (A) -- Exhibit 4(a).
  4.2      --  Article Fourth of the Restated Certificate of Incorporation.
               (A) -- Exhibit 4(b).
  4.3      --  Loan Agreement dated September 21, 1994 by and among the registrant, NBD Bank, N.A., United Jersey Bank, National
               Westminster Bank NJ, Wachovia Bank of Georgia, N.A., BHF-
               Bank, The First National Bank of Boston, Chemical Bank New
               Jersey, N.A., and National City Bank.(K).
  4.4      --  Loan Agreement dated September 16, 1997 by and among the registrant, Chase Manhattan Bank as Administrative Agent and
               The First National Bank of Chicago as Documentation Agent.
               The bank group includes 13 domestic banks and 7
               international banks.(Q).
  4.5      --  Loan agreements dated November 28, 2001 by and among the registrant, JPMorganChase Bank as administrative agent,
               JPMorgan Securities Inc. as advisor, lead arranger and
               bookrunner and Bank of America N.A., The Bank of New York
               and Fleet National Bank as co-syndication agents.(R).
 10.1      --  Purchase Agreement dated July 11, 1986, as amended, between the registrant and ASAG, Inc. (A) -- Exhibit 10(r).
 10.2      --  Asset Purchase Agreement dated as of June 5, 1989 between
               Whittaker Corporation and the registrant.(C) -- Exhibit
               10(a).
 10.3      --  Asset Purchase Agreement dated as of July 1, 1991 between
               Solvay Animal Health, Inc. and the registrant.(F).
 10.4      --  Asset Purchase Agreement dated as of March 31, 1992 between
               Hexcel Corporation and the registrant.(H).
 10.5      --  Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB, Akzo Nobel NV and the registrant, for the purchase of Nobel Chemicals AB.(K).
 10.6      --  Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB, Akzo Nobel and the registrant, for
               the purchase of Profarmaco Nobel, S.r.l.(K).
 10.7      --  Stock purchase agreement dated as of October 3, 1997 between
               BioWhittaker and the registrant.(Q).
 10.10     --  1983 Incentive Stock Option Plan, as amended.(B).
 10.11     --  1987 Long-term Incentive Plan.(A) -- Exhibit (g).
 10.12     --  1987 Stock Option Plan.(B).
 10.13     --  1989 Senior Executive Stock Option Plan.(J).
 10.14     --  1992 Stock Option Plan.(J).
 10.15     --  1993 Senior Executive Stock Option Plan.(J).
 10.16     --  1994 Stock Option Plan.(J).
 10.17     --  1996 Performance Stock Option Plan.(N).
 10.18     --  1998 Performance Stock Option Plan.(S).
 10.19     --  2000 Performance Option Plan.(S).
 10.20     --  Form of Employment Agreement between the registrant and its executive officers named in the Revised Schedule of Parties thereto.(D) -- Exhibit 10.A.

---------------
See legend on following page.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.21      --  Revised Schedule of Parties to Employment Agreement (exhibit
               10.20 hereto).(M).
10.22      --  Cambrex Corporation Savings Plan.(I).
10.23      --  Cambrex Corporation Supplemental Retirement Plan.(L).
10.24      --  Deferred Compensation Plan of Cambrex Corporation.(L).
10.25      --  Amendment to Deferred Compensation Plan of Cambrex
               Corporation (Exhibit 10.24 hereto).(P).
10.26      --  Cambrex Earnings Improvement Plan.(L).
10.27      --  Consulting Agreement dated December 15, 1994 between the registrant and Arthur I. Mendolia.(L).
10.28      --  Consulting Agreement dated December 15, 1995 between the registrant and Cyril C. Baldwin, Jr.(L).
10.29      --  Consulting Agreement between the registrant and James A.
               Mack.(L).
10.30.1    --  Additional Retirement Payment Agreement dated December 15,
               1994 between the registrant and Arthur I. Mendolia.(L).
10.31      --  Additional Retirement Payment Agreement dated December 15,
               1994 between the registrant and Cyril C. Baldwin, Jr.(L).
10.32      --  Additional Retirement Payment Agreement between the
               registrant and James A. Mack.(L).
10.40      --  Registration Rights Agreement dated as of June 6, 1985 between the registrant and the purchasers of its Class D
               Convertible Preferred stock and 9% Convertible Subordinated
               Notes due 1997.(A) -- Exhibit 10(m).
10.41      --  Administrative Consent Order dated September 16, 1985 of the
               New Jersey Department of Environmental Protection to Cosan
               Chemical Corporation.(A) -- Exhibit 10(q).
10.42      --  Registration Rights Agreement dated as of June 5, 1996 between the registrant and American Stock Transfer and Trust
               Company.(O) -- Exhibit 1.
10.50      --  Manufacturing Agreement dated as of July 1, 1991 between the registrant and A.L. Laboratories, Inc.(G).
21         --  Subsidiaries of registrant.(M).
23         --  Consent of PricewaterhouseCoopers LLP to the incorporation by reference of its report herein in Registration Statement
               Nos. 333-57404, 333-22017, 33-21374, 33-37791, 33-81780 and
               33-81782 on Form S-8 of the registrant.(M).
24         --  Powers of Attorney to sign this report.(M).

---------------
See legend on following page.

                                 EXHIBIT INDEX

(A) Incorporated by reference to the indicated Exhibit to registrant's Registration Statement on Form S-1
     (Registration No. 33-16419).
(B)  Incorporated by reference to registrant's Registration
     Statement on Form S-8 (Registration No. 33-21374) and
     Amendment No. 1.
(C) Incorporated by reference to registrant's Annual Report on Form 10-K dated June 5, 1989.
(D) Incorporated by reference to the indicated Exhibit to registrant's Annual Report on Form 10-K for 1989.
(E) Incorporated by reference to the indicated Exhibit to registrant's Registration Statement on Form S-8
     (Registration No. 33-37791).
(F) Incorporated by reference to registrant's Current Report on Form 8-K dated July 1, 1991.
(G) Incorporated by reference to the registrant's Annual Report on Form 10-K for 1991.
(H) Incorporated by reference to the registrant's Current Report on Form 8-K dated April 10, 1992 and Amendment No. 1 to its
     Current Report.
(I)  Incorporated by reference to registrant's Registration
     Statement on Form S-8 (Registration No. 33-81780) dated July
     20, 1994.
(J)  Incorporated by reference to registrant's Registration
     Statement on Form S-8 (Registration No. 33-81782) dated July
     20, 1994.
(K) Incorporated by reference to registrant's Current Report on Form 8-K dated October 26, 1994.
(L) Incorporated by reference to the registrant's Annual Report on Form 10-K for 1994.
(M)  Filed herewith.
(N)  Incorporated by reference to registrant's Registration
     Statement on Form S-8 (Registration No. 333-22017) dated
     February 19, 1997.
(O) Incorporated by reference to the registrant's Current Report on Form 8-A dated June 12, 1996.
(P) Incorporated by reference to the registrant's Annual Report on Form 10-K for 1995.
(Q) Incorporated by reference to the registrant's Current Report on Form 8-K dated October 8, 1997.
(R) Incorporated by reference to the registrant's Current Report on Form 8-K dated December 4, 2001.
(S)  Incorporated by reference to registrant's Registration
     Statement on Form S-8 (Registration No. 333-57404) dated
     March 22, 2001.