Form 10-Q
period 2002-03-31
CAMBREX CORP
filed 2002-05-15
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2002

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from            to
                                                 ----------

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


                                 Yes [X] No [ ]


      As of April 30, 2002, there were 25,966,604 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                      For The Quarter Ended March 31, 2002

                                Table of Contents


                                                                        Page No.
                                                                        --------
Part I        Financial information

      Item 1. Financial Statements (Unaudited)

              Condensed consolidated balance sheets as of
              March 31, 2002 and December 31, 2001                             2

              Condensed consolidated income statements
              for the three months ended March 31, 2002 and 2001               3

              Condensed consolidated statements of cash flows
              for the three months ended March 31, 2002 and 2001               4

              Notes to condensed consolidated financial statements         5 -11

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations              12 - 15

Part II       Other information

      Item 4. Matters Submitted to a Vote of Securities Holders               16

      Item 6. Exhibits and Reports on Form 8-K                                16

Signatures                                                                    17

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                        March 31,     December 31,
                                                          2002            2001
                                                       ----------      ----------
ASSETS
Current assets:
   Cash and cash equivalents .....................     $   33,103      $   23,696
   Trade receivables, net ........................         83,364          74,093
   Inventories, net ..............................        109,159         107,746
   Deferred tax assets ...........................         19,175          18,599
   Prepaid expenses and other current assets .....         18,673          19,526
                                                       ----------      ----------
     Total current assets ........................        263,474         243,660

Property, plant and equipment, net ...............        287,959         287,605
Goodwill .........................................        215,216         219,822
Other Intangible assets, net .....................         55,022          49,189
Other assets .....................................         16,714          17,791
                                                       ----------      ----------
     Total assets ................................     $  838,385      $  818,067
                                                       ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities ......     $   62,837      $   66,233
   Income taxes payable ..........................          6,520           1,263
   Short-term debt and current portion of
     Long-term debt ..............................          2,773           2,567
                                                       ----------      ----------
Total current liabilities ........................         72,130          70,063

Long-term debt ...................................        311,976         312,524
Deferred tax liabilities .........................         50,256          48,570
Other noncurrent liabilities .....................         26,477          27,730
                                                       ----------      ----------
     Total liabilities ...........................        460,839         458,887
                                                       ----------      ----------
Stockholders' equity:
   Common stock, $.10 par value; issued 28,162,459
      and 28,007,825 shares at respective dates ..          2,816           2,823
   Additional paid-in capital ....................        200,731         197,748
   Retained earnings .............................        251,972         237,759
   Treasury stock, at cost 2,234,421 and 2,234,421
      shares at respective dates .................        (16,659)        (16,911)
   Accumulated other comprehensive loss ..........        (61,314)        (62,239)
                                                       ----------      ----------
     Total stockholders' equity ..................        377,546         359,180
                                                       ----------      ----------
     Total liabilities and stockholders' equity ..     $  838,385      $  818,067
                                                       ==========      ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                         Three months ended
                                                             March 31,
                                                     --------------------------
                                                        2002            2001
                                                     ----------      ----------
Gross sales ....................................     $  132,455      $  131,185
   Commissions and allowances .........                   1,468           1,256
                                                     ----------      ----------
Net sales ......................................        130,987         129,929
   Other revenues ..............................          1,568           1,348
                                                     ----------      ----------
Net revenues ...................................        132,555         131,277

Cost of goods sold .............................         82,862          80,961
                                                     ----------      ----------

Gross Profit ...................................         49,693          50,316

Operating expenses:
   Selling, general and administrative .........         22,608          23,456
   Research and development ....................          3,935           4,596
                                                     ----------      ----------
     Total operating expenses ..................         26,543          28,052

Operating profit ...............................         23,150          22,264

Other expenses:
   Interest expense, net .......................          2,927           2,138
   Other income, net ...........................            (34)           (144)
                                                     ----------      ----------

Income before income taxes .....................         20,257          20,270

   Provision for income taxes ..................          5,267           5,878
                                                     ----------      ----------

Net income .....................................     $   14,990      $   14,392
                                                     ==========      ==========

Weighted average shares outstanding:
   Basic .......................................         25,888          25,411
   Effect of dilutive stock options ............            703             880
                                                     ----------      ----------
   Diluted .....................................         26,591          26,291
Earnings per share of common stock and
  common stock equivalents:
   Basic .......................................     $     0.58      $     0.57
                                                     ==========      ==========
   Diluted .....................................     $     0.56      $     0.55
                                                     ==========      ==========

Cash dividends paid per share ..................     $     0.03      $     0.03
                                                     ==========      ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                          Three months ended
                                                              March 31,
                                                      --------------------------
                                                         2002            2001
                                                      ----------      ----------
Cash flows from operating activities:
   Net income ...................................     $   14,990      $   14,392
   Depreciation and amortization ................          8,795          11,511
   Deferred income tax provision ................          1,685              --
   Changes in assets and liabilities:
     Receivables, net ...........................         (9,535)            731
     Inventories ................................         (1,822)         (3,659)
     Prepaid expenses and other current assets ..            659          (7,105)
     Accounts payable and accrued liabilities ...         (2,084)          2,517
     Income taxes payable .......................          4,899           1,116
     Other non-current assets and liabilities ...          2,998          (9,678)
                                                      ----------      ----------
     Net cash provided by operating activities ..         20,585           9,825
                                                      ----------      ----------
Cash flows from investing activities:
   Capital expenditures .........................        (13,092)         (7,597)
   Other investing activities ...................           (115)            562
                                                      ----------      ----------
     Net cash used in investing activities ......        (13,207)         (7,035)
                                                      ----------      ----------
Cash flows from financing activities:
   Dividends ....................................           (776)           (762)
   Net increase (decrease) in short-term debt ...            263            (285)
   Long-term debt activity (including
    current portion):
     Borrowings .................................          7,050          14,000
     Repayments .................................         (7,589)         (4,117)
   Proceeds from the issuance of common stock ...          3,228           5,430
                                                      ----------      ----------
     Net cash provided by financing activities ..          2,176          14,266
                                                      ----------      ----------
Effect of exchange rate changes on cash .........           (147)           (772)
                                                      ----------      ----------
Net increase in cash and cash equivalents .......          9,407          16,284

Cash and cash equivalents at beginning of period          23,696          21,721
                                                      ----------      ----------
Cash and cash equivalents at end of period ......     $   33,103      $   38,005
                                                      ==========      ==========


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

      The accompanying unaudited Condensed Consolidated Financial Statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2001.

      The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

(2)   IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Goodwill and Intangible Assets:

      The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" in the first quarter of fiscal 2002. The effect of this adoption was to cease amortization of goodwill and certain other indefinite-lived intangible assets, which resulted in a decrease in amortization expense in the first quarter 2002 of approximately $2.6 million after income taxes. The Company has established reporting units based on its current segment structure for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company completed the first step of the transitional goodwill impairment test and has determined that no impairment exists at January 1, 2002. The Company will evaluate goodwill and other intangible assets at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable based on the estimated future cash flows.

      The changes in the carrying amount of goodwill for the quarter ended March 31, 2002, are as follows:

                                                                    Rutherford
                                   BioTechnology   Human Health     Chemicals
                                      Segment         Segment         Segment         Total
                                   ----------------------------------------------------------
Balance as of January 1, 2002 .     $  183,941      $   32,032      $    3,849     $  219,822
Purchase Accounting Adjustments
  on Recent Acquisitions ......         (3,987)                                        (3,987)
Cumulative Translation Effect .            (74)           (545)             --           (619)
                                    ----------      ----------      ----------     ----------
Balance as of March 31, 2002 ..     $  179,880      $   31,487      $    3,849     $  215,216
                                    ==========      ==========      ==========     ==========

      Other intangible assets that are not subject to amortization, consist of the following:

                               As of March 31, 2002                   As of December 31, 2001
                        -----------------------------------     -----------------------------------
                          Gross                                  Gross
                        Carrying    Accumulated                 Carrying    Accumulated
                         Amount    Amortization       Net        Amount    Amortization      Net
                         ------    ------------       ---        ------    ------------      ---
Proprietary Process     $  4,721     $ (2,345)     $  2,376     $  4,721     $ (2,345)     $  2,376
License Agreements         4,500         (113)        4,387        4,500         (113)        4,387
Trademarks ........       44,038      (10,169)       33,869       44,038      (10,169)       33,869
                        --------     --------      --------     --------     --------      --------
     Total ........     $ 53,259     $(12,627)     $ 40,632     $ 53,259     $(12,627)     $ 40,632
                        ========     ========      ========     ========     ========      ========

      Other intangible assets, which will continue to be amortized, consist of the following:

                                      As of             As of
                                  March 31, 2002   December 31, 2001
                                  Gross Carrying    Gross Carrying
                                      Amount            Amount
                                      ------            ------
      Patents ................     $      2,469      $      2,469
      Proprietary Process ....            5,129             1,091
      Supply Agreements ......            2,100             2,100
      Trademarks .............              785                --
      Unpatented Technology ..            4,945             4,945
      Fully Amortized Assets*            12,347            12,347
      Other ..................            1,460             1,480
                                   ------------      ------------
           Total .............           29,235            24,432


      Accumulated Amortization          (14,845)          (15,875)
                                   ------------      ------------
      Net ....................     $     14,390      $      8,557
                                   ============      ============

      *This category includes certain fully amortized patents, proprietary process and non-compete agreements.

      Amortization expense for the quarter ended March 31, 2002 was $390.

      The expected amortization expense related to intangible assets in the future is as follows:

      For the year ended December 31, 2002 ....................           $1,555
      For the year ended December 31, 2003 ....................           $1,543
      For the year ended December 31, 2004 ....................           $1,333
      For the year ended December 31, 2005 ....................           $1,308
      For the year ended December 31, 2006 ....................           $1,298

      Pro-forma net income and diluted earnings per share for the quarter ended March 31, 2001, reflecting the adoption of SFAS No. 142, were as follows:

                                                         For the Quarter Ended
                                                               March 31,
                                                       -------------------------
                                                          2002           2001
                                                       ----------     ----------
      Net income as reported .....................     $   14,990     $   14,392
      Pro-forma amortization effect, after taxes .             --          1,663
                                                       ----------     ----------
      Net income - pro forma .....................         14,990         16,055
      Diluted earnings per share as reported .....           0.56           0.55
      Add back:
              Goodwill and other indefinite-lived
              amortization expense ...............            N/A           0.06
                                                       ----------     ----------
      Diluted earnings per share - pro forma .....     $     0.56     $     0.61
                                                       ==========     ==========

      Accounting for Impairment or Disposal of Long-Lived Assets:

      In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 primarily addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 became effective on January 1, 2002. Adoption of this Statement had no impact on the Company's results.

(3)   INVENTORIES

      Inventories at March 31, 2002 and December 31, 2001 consist of the following:

                                                      March 31,      December 31,
                                                        2002             2001
                                                     ----------       ----------
      Finished goods .........................       $   47,500       $   48,184
      Work in process ........................           29,008           27,093
      Raw materials ..........................           28,120           28,777
      Supplies ...............................            4,531            3,692
                                                     ----------       ----------
            Total ............................       $  109,159       $  107,746
                                                     ==========       ==========

(4)   LONG-TERM DEBT

      Long-term debt at March 31, 2002 and December 31, 2001 consists of the following:

                                                     March 31,      December 31,
                                                       2002             2001
                                                    ----------       ----------
      Bank credit facilities .................      $  298,400       $  298,350
      Other ..................................          13,581           14,179
                                                    ----------       ----------
            Subtotal .........................         311,981          312,529
                                                    ----------       ----------
      Less:  current portion .................              (5)              (5)
                                                    ----------       ----------
            Total ............................      $  311,976       $  312,524
                                                    ==========       ==========

      The Company met all the bank covenants for the first three months of 2002.

(5)   COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) for the three months ended March 31, 2002 was $15,915 compared to a comprehensive loss of $(8,660) in the prior year comparable period. The increase in comprehensive income was due primarily to foreign currency translation.

(6)   RESTRUCTURING AND OTHER CHARGES

      On November 30, 2001, the Company announced a plan to realign its businesses which included the creation of Rutherford Chemicals, Inc., effective January 1, 2002, in recognition of the Company's strategy to focus on the Life Sciences businesses. In addition, on November 30, 2001 the Company announced its commitment to a restructuring and cost savings program which includes impaired assets, severance, and other costs related to the realignment of the businesses. The restructuring and cost savings program was largely executed in the fourth quarter of 2001, with the remaining actions to be completed by the end of 2002.

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

      The asset write-downs consisted primarily of fixed asset write-offs and impairments. A $10.0 million impairment charge was recorded on certain assets at one of the Company's domestic chemicals sites, based on the estimated fair value for the assets determined by discounting the expected future cash flows. A $1.6 million impairment was also recorded related to an unused chemical facility to recognize its estimated current fair value. In addition, a $5.6 million charge was recorded to write-off fixed assets related to discontinued product lines at another of the Company's domestic chemical sites.

      Severance charges, which apply largely to the Company's various chemical sites, relate to involuntary terminations of approximately 62 employees. All affected employees received notification in the fourth quarter 2001. As of March 31, 2002 all but one employee have been terminated.

      The balance in the restructuring reserve was $445 and $900 at March 31, 2002 and December 31, 2001, respectively. The decrease in the first quarter was due to severance payments.

(7)   SEGMENT INFORMATION

      The Company announced in late November 2001 a plan to realign its businesses in recognition of the Company's strategic emphasis on the growing opportunities in the life sciences industry. Effective January 1, 2002, the operating units that primarily produce specialty and fine chemicals, and animal health and agriculture products were combined under a new subsidiary, Rutherford Chemicals, Inc. The chemical company manages CasChem, Inc., Bayonne, New Jersey; Cosan Chemical Corporation, Carlstadt, New Jersey; Heico Chemicals, Inc., Delaware Water Gap, Pennsylvania; Nepera, Inc., Harriman, New York; Zeeland Chemicals, Inc., Zeeland, Michigan; and Seal Sands Ltd., Teeside, United Kingdom.

      With this realignment, the Company is reporting four operating segments going forward in 2002: Human Health, Biosciences, Rutherford Chemicals and All Other.

(7)   SEGMENT INFORMATION

      Following is a summary of business segment results for the following dates:

                                                         Three months ended
                                                             March 31,
                                                     --------------------------
                                                        2002            2001
                                                     ----------      ----------
      Gross Sales:
      Human Health .............................     $   56,220      $   52,433
      Biosciences ..............................         37,195          27,326
      Rutherford Chemicals .....................         33,261          41,868
      All Other ................................          5,779           9,558
                                                     ----------      ----------
                                                     $  132,455      $  131,185
                                                     ==========      ==========
      Gross Profit:
      Human Health .............................     $   25,846      $   23,707
      Biosciences ..............................         17,648          14,919
      Rutherford Chemicals .....................          5,174           8,930
      All Other ................................          1,025           2,760
                                                     ----------      ----------
                                                     $   49,693      $   50,316
                                                     ==========      ==========
      Operating Profit:*
      Human Health and All Other ...............     $   20,994      $   19,095
      Biosciences ..............................          6,415           5,434
      Rutherford Chemicals .....................          2,152           5,143
      Corporate ................................         (6,411)         (7,408)
                                                     ----------      ----------
      Total Operating Profit ...................         23,150          22,264
                                                     ----------      ----------
      Reconciliation to Net Income:
      Interest Expense, net ....................          2,927           2,138
      Other Income, net ........................            (34)           (144)
      Taxes ....................................          5,267           5,878
                                                     ----------      ----------
      Net Income ...............................     $   14,990      $   14,392
                                                     ==========      ==========
      Capital Spending:
      Human Health and All Other ...............     $    4,604      $    4,200
      Biosciences ..............................          4,016             767
      Rutherford Chemicals .....................          4,415           2,365
      Corporate ................................             57             265
                                                     ----------      ----------
                                                     $   13,092      $    7,597
                                                     ==========      ==========
      Depreciation:
      Human Health and All Other ...............     $    4,350      $    4,081
      Biosciences ..............................          1,033             990
      Rutherford Chemicals .....................          2,545           3,244
      Corporate ................................            477             536
                                                     ----------      ----------
                                                     $    8,405      $    8,851
                                                     ==========      ==========
      Amortization:
      Human Health and All Other ...............     $        3      $      858
      Biosciences ..............................            387           1,530
      Rutherford Chemicals .....................             --             272
                                                     ----------      ----------
                                                     $      390      $    2,660
                                                     ==========      ==========

*The operating segments include charges for certain corporate allocations reflecting services provided. Unallocated corporate spending is included in "Corporate."

(7)   SEGMENT INFORMATION

                                                        March 31,    December 31,
                                                          2002           2001
                                                       ----------     ----------
      Total Assets:
      Human Health and All Other .................     $  275,974     $  257,362
      Biosciences ................................        356,597        356,450
      Rutherford Chemicals .......................        160,298        160,136
      Corporate ..................................         45,516         44,119
                                                       ----------     ----------
                                                       $  838,385     $  818,067
                                                       ==========     ==========

(8)   CONTINGENCIES

      The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.

      Environmental

      In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites ("Superfund sites"). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other non-current liabilities of $1,400 at March 31, 2002 and December 31, 2001, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents management's best estimate of what it believes are the reasonably possible environmental cleanup related costs of a non-capital nature. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

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

      The Company strongly believes that its licensing arrangements with Mylan are in accordance with regulatory requirements and will vigorously defend the various other lawsuits and class actions. The private litigation continues. However, the Company and Mylan terminated the exclusive licenses to the drug master files as of December 31, 1998. In entering these licensing arrangements, the Company elected not to raise the price of its products and had no control or influence over the pricing of its final generic product. Mylan had been fully covering the costs for the defense and indemnity of Cambrex and Profarmaco under certain obligations set forth in the license agreements. Cambrex agreed to cover separate legal defense costs incurred for Cambrex and Profarmaco on a going forward basis beginning August 1, 2000. These costs have not been and are not expected to be significant.

      On May 14, 1998, the Company's Nepera subsidiary, a manufacturer and seller of niacinamide ("Vitamin B-3"), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. The Company understands that the subpoena was issued as part of the Federal Government's ongoing anti-trust investigation into various business practices in the vitamin industry generally. In the fourth quarter of 1999, the Company reached a settlement with the Government concerning Nepera's alleged role in Vitamin B-3 violations from 1992 to 1995. On October 13, 2000, the Government settlement was finalized with Nepera entering into a voluntary plea agreement with the Department of Justice. Under this agreement, Nepera entered a plea of guilty to one count of price fixing and market allocation of Vitamin B-3 from 1992 to 1995 in violation of section one of the Sherman Act and agreed to pay a fine of $4.0 million. Under the plea agreement, Nepera was placed on probation for one year, which has ended. The fine was paid in February 2001. Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3.

      An accrual of $6.0 million was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. Based on recent discussions with various plaintiffs counsel, as well as current estimates of expenditures for legal fees, an additional accrual of $4.4 million was established in the fourth quarter of 2001. The balance of this accrual as of March 31, 2002 was approximately $4.2 million and at December 31, 2001 was approximately $4.4 million. This accrual has been recorded in Accounts Payable and Accrued Liabilities. Subsequent to March 31, 2002, certain related litigation has been settled, reducing the accrual balance to approximately $3.2 million.

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


RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 2002 VERSUS FIRST QUARTER 2001

The Company announced in late November 2001 a plan to realign its businesses in recognition of the Company's strategic emphasis on the growing opportunities in the life sciences industry. Effective January 1, 2002, the operating units that primarily produce specialty and fine chemicals, and animal health and agriculture products were combined under a new subsidiary, Rutherford Chemicals, Inc.

With this alignment, the Company plans to report four operating segments going forward in 2002: Human Health, Biosciences, Rutherford Chemicals and All Other. The segment "All Other" is comprised of the non-human health products manufactured at certain operating sites which are otherwise part of the Human Health operating segment.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The effect of this adoption was to cease amortization of goodwill and certain indefinite-lived intangible assets which resulted in a decrease in amortization expense in the first quarter 2002 of approximately $2.6 million after income taxes. On a pro-forma basis, the first quarter 2001 net income would have been $16.1 million versus the $14.4 million reported last year.

Net income in the first quarter of 2002 was $15.0 million versus $14.4 million ($16.1 million on a pro-forma basis) in the same period a year ago due to increased sales in Human Health and Biosciences Segments, the reduced amortization expense as a result of the adoption of FASB No. 142, offset by lower sales in Rutherford Chemicals, slightly lower average margins, and higher administrative and interest costs due to the 2001 acquisitions.

The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended March 31, 2002 and 2001.

                                                 Quarter Ended March 31,
                                     ------------------------------------------------
                                             2002                        2001
                                     ---------------------      ---------------------
                                         $            %             $            %
                                        ---          ---           ---          ---
Human Health ...................     $ 56,220         42.4%     $ 52,433         40.0%
Biosciences ....................       37,195         28.1        27,326         20.8
Rutherford Chemicals ...........       33,261         25.1        41,868         31.9
All Other ......................        5,779          4.4         9,558          7.3
                                     --------     --------      --------     --------
      Total gross sales ........     $132,455          100%     $131,185          100%
                                     ========     ========      ========     ========

The following table shows the sales and gross profit of the Company's four product segments for the first quarter 2002 and 2001.

                                             Gross         Gross         Gross
                                             Sales       Profit $      Profit %
                                             -----       --------      --------
2002
Human Health ........................      $ 56,220      $ 25,846          46.0%
Biosciences .........................        37,195        17,648          47.4
Rutherford Chemicals ................        33,261         5,174          15.6
All Other ...........................         5,779         1,025          17.7
                                           --------      --------      --------
      Total .........................      $132,455      $ 49,693          37.5%
                                           ========      ========      ========

                                             Gross         Gross         Gross
                                             Sales       Profit $      Profit %
                                             -----       --------      --------
2001
Human Health ........................      $ 52,433      $ 23,707          45.2%
Biosciences .........................        27,326        14,919          54.6
Rutherford Chemicals ................        41,868         8,930          21.3
All Other ...........................         9,558         2,760          28.9
                                           --------      --------      --------
      Total .........................      $131,185      $ 50,316          38.4%
                                           ========      ========      ========

Gross sales in the first quarter 2002 increased 1.0% to $132,455 from $131,185 in the first quarter 2001. Sales in the Human Health and Biosciences Segments increased compared to the first quarter 2001 and more than offset the decrease in the Rutherford Chemicals and All Other.

The effect of foreign currency exchange rates on gross sales for the first quarter resulted in a negative impact on sales of $1,663, or 1.3%, compared to the corresponding period in 2001. Gross sales for 2002 would have been $134,118 using 2001 exchange rates compared to 2001 sales of $131,185.

The Human Health Segment gross sales of $56,220 were $3,787 (7.2%) above the first quarter 2001. Gross sales were above the prior year primarily due to increased sales of pharmaceuticals used in central nervous system and respiratory preparations due to higher U.S. demand, higher sales of an anti-infective product resulting from re-entry into this market, and continued growth of a pharmaceutical intermediate used in therapeutic treatment of end-state kidney disease. Partly offsetting these increases were lower sales of certain generic cardiovascular supplements due to timing of shipments and customer inventory management. Human Health sales growth would have been 9.6% except for negative currency impact.

The Bioscience Segment gross sales of $37,195 increased 36.1% primarily due to the impact of the biopharmaceutical manufacturing acquisitions completed during the second half of 2001 and from strong shipments of media and endotoxin detection products.

Rutherford Chemicals Segment gross sales of $33,261 in the first quarter 2002 declined $8,607 (20.6%) versus the first quarter 2001, reflecting lower demand for performance enhancing chemicals, timing of campaigns on agricultural products and continued weakness in the telecommunications and photographic industries.

The All Other Segment gross sales of $5,779 decreased $3,779 (39.5%) below the first quarter 2001 reflecting lower animal feed additive sales due primarily to competitive pricing pressures and customer inventory build-ups, and the impact of a customer bringing in-house the manufacture of a performance enhancing polymer product.

Export sales from U.S. businesses of $12,743 in the first quarter 2002 decreased 5.0% from the first quarter 2001. International sales from our European operations totaled $61,966 for the first quarter of 2002 as compared with $62,779 in 2001, a decrease of 1.3%.

Gross profit in the first quarter of 2002 was $49.7 million compared to $50.3 million in 2001. Gross margin declined slightly to 37.5% from 38.4% in the first quarter of 2001. Higher Human Health margins, driven by favorable product mix, were offset by an unfavorable product mix in the Biosciences segment driven by under-absorption of fixed costs at the biopharmaceutical contract manufacturing sites, lower production volume in certain base business manufacturing facilities to manage inventory levels and unfavorable product mix.

Gross margins for Rutherford Chemicals and All Other declined primarily reflecting lower volumes. In addition, the first quarter 2001 results for Rutherford Chemicals included the favorable impact of an insurance recovery as a result of a damaged reactor which was replaced at the end of 2001.

Selling, general and administrative expenses as a percentage of gross sales was 17.1% in the first quarter 2002, compared to 17.9% (16.1% on a pro-forma basis considering adoption of SFAS No. 142) in the first quarter 2001. Higher administrative costs, excluding the impact of SFAS 142, were due primarily to the impact of the second half 2001 biopharmaceutical manufacturing acquisitions and higher insurance premiums, partly offset by lower sales and marketing costs due to staff reductions mainly in Rutherford Chemical locations.

Research and development expenses of $3,935 were 3.0% of gross sales in the first quarter 2002, compared to $4,596 or 3.5% of gross sales in 2001. This decrease was due to open positions in the BioSciences group, seasonality of spending and staff reductions at Rutherford Chemical sites.

The operating profit in the first quarter 2002 was $23,150 compared to $22,264 in 2001 ($24,604 on a pro-forma basis considering adoption of SFAS No. 142) reflecting higher sales, the reduced amortization and R&D expenses, partly offset by the lower gross margins and higher administrative costs.

Net interest expense of $2,927 in the first quarter 2002 increased $789 from 2001 reflecting the higher average debt balance due to financing of the 2001 acquisitions, partly offset by lower average interest rates. The average interest rate was 4.1% in the first quarter 2002 versus 6.2% in 2001.

The provision for income taxes for the first quarter 2002 resulted in an effective rate of 26.0% as compared with 29.0% in the first quarter 2001. The decrease reflects favorable tax audits, favorable geographic earnings mix and the impact of the continuing R&D tax credit programs.

LIQUIDITY AND CAPITAL RESOURCES


During the three months ended March 31, 2002, the Company generated cash flows from operations totaling $20,585, an increase of $10,760 versus the same period a year ago. This increase in cash flows is due to lower inventory purchases, timing of tax payments and collection of a portion of an insurance claim receivable related to a Rutherford Chemicals site, partly offset by higher trade receivables due to higher sales.

Capital expenditures were $13,092 in the three months of 2002 as compared to $7,597 in 2001. Part of the funds were used for plant and lab upgrades at the Bio Science and Nordic facilities, as well as for new small scale production equipment for generic pharmaceuticals at the Salsbury facility.

Cash flow provided from financing activities of $2,176 included proceeds from exercise of stock options of $3,228, partly offset by net repayments of debt of $539 and payments of $776 in dividends.

During the first three months of 2002, the Company paid cash dividends of $0.03 per share.

Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements.

In April, 2002 the Company received a favorable arbitration ruling of approximately $5.2 million, subject to possible further legal process, with respect to one of its agreements within the Rutherford Chemicals business. A portion of this amount will be treated as a return of purchase price with the remainder, less expenses, treated as income, most likely in the second quarter of 2002.

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

PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITIES HOLDERS.

      1. At the Annual Meeting of Stockholders held on April 25, 2002, four Directors in Class III were elected to hold office as Directors of the Company until the 2005 Annual Meeting of Stockholders.

      2. Also, the Stockholders voted for the appointment of PricewaterhouseCoopers LLP as the Company's Independent Accountants for 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)    The exhibits filed as part of this report are listed below.

            No exhibits are filed as part of this report.

      b)    Reports on Form 8-K

            The registrant filed no reports on Form 8-K during the first quarter of the year ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CAMBREX CORPORATION



                                        By   /s/ Salvatore J. Guccione
                                             -----------------------------------
                                             Salvatore J. Guccione
                                             Sr. Vice President and
                                             Chief Financial Officer
                                             (On behalf of the Registrant and
                                             as the Registrant's Principal
                                             Financial Officer)




Date: May 13, 2002