Form 10-Q
period 2002-06-30
CAMBREX CORP
filed 2002-08-14
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2002
                                                 -------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   for the transition period from        to
                         Commission file number 1-10638
                                                -------


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


                                  Yes [X] No[ ]


       As of July 31, 2002, there were 26,000,106 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                       For The Quarter Ended June 30, 2002
                                Table of Contents


                                                                                      Page No.
                                                                                      --------
Part I  Financial information
        ---------------------

      Item 1. Financial Statements (Unaudited)

              Condensed consolidated balance sheets as of June 30, 2002 and
              December 31, 2001                                                              2

              Condensed consolidated income statements for the six months ended
              June 30, 2002 and 2001                                                         3

              Condensed consolidated statements of cash flows for the six months
              ended June 30, 2002 and 2001                                                   4

              Notes to condensed consolidated financial statements                      5 - 12

      Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                    13 - 19

Part II Other information
        -----------------

      Item 4. Matters Submitted to a Vote of Securities Holders                             20

      Item 6. Exhibits and Reports on Form 8-K                                              20

Signatures                                                                                  21

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                              June 30,          December 31,
                                                                2002              2001
                                                              ---------         ---------
ASSETS
Current assets:

   Cash and cash equivalents .........................        $  46,045         $  23,696
   Trade receivables, net ............................           82,488            74,093
   Inventories, net ..................................          114,890           107,746
   Deferred tax assets ...............................           19,326            18,599
   Prepaid expenses and other current assets .........           25,302            19,526
                                                              ---------         ---------
     Total current assets ............................          288,051           243,660

Property, plant and equipment, net ...................          300,905           287,605
Goodwill .............................................          218,315           219,822
Intangible assets, net ...............................           54,170            49,189
Other assets .........................................           13,945            17,791
                                                              ---------         ---------

     Total assets ....................................        $ 875,386         $ 818,067
                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities ..........        $  69,098         $  66,233
   Income taxes payable ..............................            7,479             1,263
   Short-term debt and current portion of
     Long-term debt ..................................            1,970             2,567
                                                              ---------         ---------
Total current liabilities ............................           78,547            70,063

Long-term debt .......................................          305,137           312,524
Deferred tax liabilities .............................           50,146            48,570
Other noncurrent liabilities .........................           28,279            27,730
                                                              ---------         ---------

     Total liabilities ...............................          462,109           458,887
                                                              ---------         ---------

Stockholders' equity:
   Common stock, $.10 par value; issued 28,259,959 and
       28,007,825 shares at respective dates .........            2,840             2,823
   Additional paid-in capital ........................          201,599           197,748
   Retained earnings .................................          267,367           237,759
   Treasury stock, at cost 2,254,355 and 2,234,421
      shares at respective dates .....................          (16,659)          (16,911)
   Accumulated other comprehensive loss ..............          (41,870)          (62,239)
                                                              ---------         ---------

     Total stockholders' equity ......................          413,277           359,180
                                                              ---------         ---------

     Total liabilities and stockholders' equity ......        $ 875,386         $ 818,067
                                                              =========         =========


See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                      Three months ended                Six months ended
                                                           June 30,                          June 30,
                                                      ------------------                ----------------
                                                     2002             2001              2002             2001
                                                  ---------        ---------         ---------        ---------
Gross sales ....................................  $ 134,263        $ 122,561         $ 266,718        $ 253,746
   Commissions & allowances ....................      1,321              898             2,789            2,154
                                                  ---------        ---------         ---------        ---------
Net sales ......................................    132,942          121,663           263,929          251,592
   Other revenues ..............................      5,685              375             7,253            1,723
                                                  ---------        ---------         ---------        ---------

NET REVENUES ...................................    138,627          122,038           271,182          253,315

Cost of goods sold .............................     81,827           74,319           164,688          155,280
                                                  ---------        ---------         ---------        ---------

GROSS PROFIT ...................................     56,800           47,719           106,494           98,035

Operating expenses:
   Selling, general and administrative .........     24,684           20,596            47,201           44,052
   Research and development ....................      4,601            4,721             8,627            9,317
                                                  ---------        ---------         ---------        ---------
     Total operating expenses ..................     29,285           25,317            55,828           53,369

OPERATING PROFIT ...............................     27,515           22,402            50,666           44,666

Other (income) expenses:
   Interest expense, net .......................      2,852            2,147             5,779            4,285
   Other (income)/expense, net .................      2,807              (95)            2,773             (239)
                                                  ---------        ---------         ---------        ---------

Income before income taxes .....................     21,856           20,350            42,114           40,620

   Provision for income taxes ..................      5,683            5,496            10,950           11,374
                                                  ---------        ---------         ---------        ---------

NET INCOME .....................................  $  16,173        $  14,854         $  31,164        $  29,246
                                                  =========        =========         =========        =========

Weighted average shares outstanding:

   Basic .......................................     25,991           25,658            25,944           25,533
   Effect of dilutive stock options ............        653            1,010               662              985
                                                  ---------        ---------         ---------        ---------
   Diluted .....................................     26,644           26,668            26,606           26,518
Earnings per share of common stock
  and common stock equivalents:

   Basic .......................................  $    0.62        $    0.58         $    1.20        $    1.15
                                                  =========        =========         =========        =========
   Diluted .....................................  $    0.61        $    0.56         $    1.17        $    1.10
                                                  =========        =========         =========        =========

Cash dividends paid per share ..................  $    0.03        $    0.03         $    0.06        $    0.06
                                                  =========        =========         =========        =========


 See accompanying notes to unaudited condensed consolidated financial statements

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                     Six months ended
                                                                         June 30,
                                                              ----------------------------
                                                                 2002               2001
                                                               ---------         ---------
Cash flows from operating activities:
   Net income .........................................        $  31,164         $  29,246
   Depreciation and amortization ......................           18,208            23,584
   Investment impairment (See Note 7) .................            2,500              --
   Deferred income tax provision ......................              849              --
   Changes in assets and liabilities (net of assets and
     liabilities acquired):
     Receivables, net .................................           (5,217)            1,487
     Inventories ......................................           (3,112)          (14,503)
     Prepaid expenses and other current assets ........             (720)           (6,640)
     Accounts payable and accrued liabilities .........           (2,049)          (17,274)
     Income taxes payable .............................            3,256            (4,625)
     Other noncurrent assets and liabilities ..........            2,099               719
                                                               ---------         ---------
     Net cash provided by operating activities ........           46,978            11,994
                                                               ---------         ---------

Cash flows from investing activities:

   Capital expenditures ...............................          (22,039)          (15,293)
   Acquisition of businesses (net of cash acquired) ...             --            (120,392)
   Other investing activities .........................              586              (139)
                                                               ---------         ---------
     Net cash used in investing activities ............          (21,453)         (135,824)
                                                               ---------         ---------

Cash flows from financing activities:

   Dividends ..........................................           (1,555)           (1,531)
   Net increase (decrease) in short-term debt .........             (796)            3,468
   Long-term debt activity (including current portion):
     Borrowings .......................................           22,450           249,490
     Repayments .......................................          (30,118)         (121,724)
   Proceeds from the issuance of common stock .........            3,867             9,412
   Purchase of treasury stock .........................             --              (1,532)
                                                               ---------         ---------
     Net cash provided/used by financing activities ...           (6,152)          137,583
                                                               ---------         ---------

Effect of exchange rate changes on cash ...............            2,976            (1,560)
                                                               ---------         ---------

Net increase in cash and cash equivalents .............           22,349            12,193

Cash and cash equivalents at beginning of period ......           23,696            21,721
                                                               ---------         ---------

Cash and cash equivalents at end of period ............        $  46,045         $  33,914
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

       The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

(2)    IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       Goodwill and Intangible Assets:
       -------------------------------

       The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" in the first quarter of fiscal 2002. The effect of this adoption was to cease amortization of goodwill and certain other indefinite-lived intangible assets, which resulted in a decrease in amortization expense in the second quarter and six months ended June 30, 2002 of approximately $2.5 and $5.1 million, respectively after income taxes. The Company has established reporting units based on its current segment structure for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company completed the first step of the transitional goodwill impairment test and has determined that no impairment existed at January 1, 2002. The Company will evaluate goodwill and other intangible assets at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable based on the estimated future cash flows.

       The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

                                                                            Rutherford
                                         BioTechnology     Human Health      Chemicals
                                           Segment           Segment          Segment         Total
                                         ---------------------------------------------------------------
Balance as of January 1, 2002 .........    $ 183,941         $  32,032        $   3,849        $ 219,822
Purchase Accounting Adjustments
  on Recent Acquisitions ..............       (5,073)                                             (5,073)
Cumulative Translation Effect .........          668             2,848               50            3,566
                                           ---------        ---------        ---------         ---------
Balance as of June 30, 2002 ...........    $ 179,536         $  34,880        $   3,899        $ 218,315
                                           =========         =========        =========        =========

       Other intangible assets that are not subject to amortization, consist of the following:

                                                  As of June 30, 2002                              As of December 31, 2001
                                        ---------------------------------------------    -------------------------------------------
                                           Gross                                            Gross
                                          Carrying    Accumulated                          Carrying    Accumulated
                                           Amount     Amortization          Net             Amount     Amortization          Net
                                        ---------------------------------------------    -------------------------------------------
Proprietary Process ..............        $  4,020        $ (2,345)        $  1,675        $  4,721        $ (2,345)        $  2,376
License Agreements ...............           4,000            (641)           3,359           4,500            (641)           3,859
Trademarks .......................          44,038          (9,641)          34,397          44,038          (9,641)          34,397
                                          --------        --------         --------        --------        --------         --------
     Total .......................        $ 52,058        $(12,627)        $ 39,431        $ 53,259        $(12,627)        $ 40,632
                                          ========        ========         ========        ========        ========         ========

--------------------------------------------------------------------------

(2)    IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

       Intangible Assets:
       ------------------

       Other intangible assets, which will continue to be amortized, consist of the following:

                                                             As of               As of
                                                        June 30, 2002      December 31, 2001
                                                        Gross Carrying       Gross Carrying
                                                             Amount             Amount
                                                        ---------------    ------------------
Patents ..............................................        $  2,478         $  2,469
Proprietary Process...................................           5,830            1,091
Supply Agreements ....................................           2,100            2,100
Trademarks ...........................................             785             --
Unpatented Technology ................................           5,235            4,945
Other ................................................           1,231            1,480
Fully Amortized Assets*...............................          12,347           12,347
                                                              --------         --------
     Total ...........................................          30,006           24,432
                                                              --------         --------
Accumulated Amortization..............................         (15,267)         (15,875)
                                                              --------         --------
Net ..................................................        $ 14,739         $  8,557
                                                              ========         ========

       *This category includes certain fully amortized patents, proprietary process and non-compete agreements.

       Amortization expense for the quarter and six months ended June 30, 2002 was $387 and $777.

       The expected amortization expense related to intangible assets currently recorded in the future is as follows:

       For the year ended December 31, 2002.......  $1,555
       For the year ended December 31, 2003.......  $1,543
       For the year ended December 31, 2004.......  $1,333
       For the year ended December 31, 2005.......  $1,308
       For the year ended December 31, 2006.......  $1,298

       Pro-forma net income and diluted earnings per share for the quarter and six months ended June 30, 2002, reflecting the adoption of SFAS No. 142, were as follows:

                                                     For the Quarter Ended                Six Months
                                                            June 30,                       June 30,
                                                   -------------------------        -------------------------
                                                     2002            2001             2002             2001
                                                   -------        ----------        -------        ----------
Net income as reported ....................        $16,173        $   14,854        $31,164        $   29,246
Pro-forma amortization effect, after taxes            --               1,975           --               3,638
                                                   -------        ----------        -------        ----------
Net income - pro forma ....................        $16,173        $   16,829        $31,164        $   32,884
Diluted earnings per share as reported ....           0.61              0.56           1.17              1.10
Add back:
        Goodwill and other indefinite-lived
        amortization expense ..............            N/A              0.07            N/A              0.14
                                                   -------        ----------        -------        ----------
Diluted earnings per share - pro forma ....        $  0.61        $     0.63        $  1.17        $     1.24
                                                   =======        ==========        =======        ==========

--------------------------------------------------------------------------


(2)    IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

       Accounting for Impairment or Disposal of Long-Lived Assets:
       -----------------------------------------------------------

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

       In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Adoption of this Statement is not expected to have material impact on the Company's results.

(3)    INVENTORIES

       Inventories at June 30, 2002 and December 31, 2001 consist of the following:

                             June 30,       December 31,
                               2002            2001
                             --------        --------
Finished goods ......        $ 53,155        $ 48,184
Work in process .....          29,464          27,093
Raw materials .......          28,360          28,777
Fuel oil and supplies           3,911           3,692
                             --------        --------
   Total ............        $114,890        $107,746
                             ========        ========

(4)    COMPREHENSIVE INCOME

       Comprehensive Income for the three and six months ended June 30, 2002 was $35,617 and $51,532 respectively. The amounts for the same period in 2001 were $15,206 and $6,546, respectively. The increase in 2002 versus 2001 is due primarily to foreign currency translation.

(5)    LONG-TERM DEBT

       Long-term debt at June 30, 2002 and December 31, 2001 consists of the following:

                               June 30,        December 31,
                                   2002              2001
                              ---------         ---------
Bank credit facilities        $ 291,750         $ 298,350
Other ................           13,391            14,179
                              ---------         ---------

   Subtotal ..........          305,141           312,529
Less:  current portion               (4)               (5)
                              ---------         ---------
   Total .............        $ 305,137         $ 312,524
                              =========         =========

       The Company met all the bank covenants for the first six months of 2002.

--------------------------------------------------------------------------

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

       Severance charges, which apply largely to the Company's various chemical sites, relate to involuntary terminations of approximately 62 employees. All affected employees received notification in the fourth quarter 2001. As of June 30, 2002 all employees have been terminated.

       The balance in the restructuring reserve was $256 and $900 at June 30, 2002 and December 31, 2001, respectively. The decrease in the first six months was due to severance payments.

(7)    OTHER INCOME AND EXPENSES, NET

       Other (income) expense, net was $2,807 and ($95) for the quarters ending June 30, 2002 and 2001, respectively. 2002 included an impairment charge of $2.5 million related to a prior investment of $3.0 million in an emerging technology company. The company, in which the investment is held, has been investigating strategic and financing options. In connection with this process, valuation information was received in the second quarter 2002 which enabled Cambrex to estimate a decline in the market value of the company. Accordingly, an impairment charge was recorded to reflect what Cambrex believes to be the current market value estimate.

(8)    ARBITRATION AWARD

       In April 2002, the Company received a favorable arbitration award related to disputes concerning Rutherford Chemicals toll manufacturing and licensed product line agreements. The arbitration decision compensated the Company for lost profits for the years 2001 through 2005. The Company originally paid $4.5 million to acquire the product line rights from Arizona Chemicals Corporation. The total award, net of legal and other related costs was $4.3 million, of which $0.5 million was recorded as a reduction of the intangible asset basis and $3.8 million was recorded in Other revenues.

--------------------------------------------------------------------------

(9)    SEGMENT INFORMATION

       The Company announced in late November 2001 a plan to realign its businesses in recognition of the Company's strategic emphasis on the growing opportunities in the life sciences industry. Effective January 1, 2002, the operating units that primarily produce specialty and fine chemicals, and animal health and agriculture products were combined under a new subsidiary, Rutherford Chemicals, Inc. This chemical subsidiary manages CasChem, Inc., Bayonne, New Jersey; Cosan Chemical Corporation, Carlstadt, New Jersey; Heico Chemicals, Delaware Water Gap, Pennsylvania; Nepera, Inc., Harriman, New York; Zeeland Chemicals, Inc., Zeeland, Michigan; and Seal Sands Chemicals Ltd., Teesside, United Kingdom.

       With this realignment, the Company is reporting four operating segments going forward in 2002: Human Health, Biosciences, Rutherford Chemicals and All Other.

       Following is a summary of business segment information for the following dates:

                                          Three months ended                    Six months ended
                                               June 30,                            June 30,
                                     ---------------------------         ---------------------------
                                          2002              2001              2002              2001
                                     ---------         ---------         ---------         ---------
Gross Sales:
Human Health ................        $  55,916         $  51,574         $ 112,135         $ 104,007
Biosciences .................           40,298            27,564            77,493            54,890
Rutherford Chemicals ........           31,884            37,310            65,145            79,178
All Other ...................            6,165             6,113            11,945            15,671
                                     ---------         ---------         ---------         ---------
Total .......................        $ 134,263         $ 122,561         $ 266,718         $ 253,746
                                     =========         =========         =========         =========

Gross Profit:
Human Health ................        $  24,582         $  23,809         $  50,428         $  47,516
Biosciences .................           21,310            14,209            38,958            29,128
Rutherford Chemicals ........           10,050             7,896            15,224            16,826
All Other ...................              858             1,805             1,884             4,565
                                     ---------         ---------         ---------         ---------
Total .......................        $  56,800         $  47,719         $ 106,494         $  98,035
                                     =========         =========         =========         =========

Operating Profit*:
Human Health and All Other ..        $  18,674         $  18,616         $  39,668         $  37,711
Biosciences .................            9,633             3,710            16,048             9,144
Rutherford Chemicals ........            6,416             3,383             8,568             8,526
Corporate ...................           (7,208)           (3,307)          (13,618)          (10,715)
                                     ---------         ---------         ---------         ---------
Total Operating Profit ......        $  27,515         $  22,402         $  50,666         $  44,666
                                     =========         =========         =========         =========

Reconciliation to Net Income:
Interest Expense, net .......        $   2,852         $   2,147         $   5,779         $   4,285
Other Expense (Income), net .            2,807               (95)            2,773              (239)
Taxes .......................            5,683             5,496            10,950            11,374
                                     ---------         ---------         ---------         ---------
Net Income ..................        $  16,173         $  14,854         $  31,164         $  29,246
                                     =========         =========         =========         =========

Capital Spending:
Human Health and All Other ..        $   6,945         $   3,587         $  13,230         $   7,787
BioSciences .................            1,297               869             3,143             1,636
Rutherford Chemicals ........              689             2,569             5,593             4,934
Corporate ...................               16               671                73               936
                                     ---------         ---------         ---------         ---------
Total .......................        $   8,947         $   7,696         $  22,039         $  15,293
                                     =========         =========         =========         =========

--------------------------------------------------------------------------

(9)      SEGMENT INFORMATION (CONTINUED)


                                   Three months ended             Six months ended
                                         June 30,                      June 30,
                                   2002           2001           2002           2001
                                  -------        -------        -------        -------
Depreciation:
-------------
Human Health and All Other        $ 4,556        $ 4,207        $ 8,906        $ 8,288
BioSciences ..............          1,434            988          2,467          1,978
Rutherford Chemicals .....          2,559          3,231          5,104          6,475
Corporate ................            477            535            954          1,071
                                  -------        -------        -------        -------
Total ....................        $ 9,026        $ 8,961        $17,431        $17,812
                                  =======        =======        =======        =======

Amortization:
-------------
Human Health and All Other        $     3        $   802        $     6        $ 1,660
BioSciences ..............            384          2,040            771          3,570
Rutherford Chemicals .....           --              270           --              542
                                  -------        -------        -------        -------
Total ....................        $   387        $ 3,112        $   777        $ 5,772
                                  =======        =======        =======        =======


                                  June 30,       December 31,
                                    2002            2001
                                  --------        --------
Total Assets:
-------------
Human Health and All Other        $305,152        $257,362
Biosciences ..............         359,634         356,450
Rutherford Chemicals .....         158,500         160,136
Corporate ................          52,100          44,119
                                  --------        --------
                                  $875,386        $818,067
                                  ========        ========

*The operating segments include charges for certain corporate allocations reflecting services provided. Unallocated corporate spending is included in "Corporate."

(10)   CONTINGENCIES

       The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.

       Environmental

       In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites ("Superfund sites"). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other non-current liabilities of $1,400 at June 30, 2002 and December 31, 2001, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents management's best estimate of what it believes are the reasonably possible environmental cleanup related costs of a non-capital nature. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

      Litigation

      The Company and its subsidiary Profarmaco S.r.l. ("Profarmaco") were named as defendants in a proceeding instituted by the Federal Trade Commission ("FTC") on December 21, 1998, in the United States District Court for the District of Columbia. The complaint alleged that exclusive license agreements which Profarmaco entered into with Mylan Laboratories, Inc. ("Mylan") covering the drug master files for (and therefore the right to buy and use) two active pharmaceutical ingredients ("APIs"), lorazepam and clorazepate, were part of an effort on Mylan's part to restrict competition in the supply of lorazepam and clorazepate and to increase the price charged for these products when Mylan sold them as generic pharmaceuticals. The complaint further alleges that these agreements violate the Federal Trade Commission Act, and that Mylan, Cambrex, Profarmaco, and Gyma Laboratories of America, Inc., Profarmaco's distributor in the United States, engaged in an unlawful restraint of trade and conspired to monopolize and attempted to monopolize the markets for the generic pharmaceuticals incorporating the APIs. A lawsuit making similar allegations against the Company and Profarmaco, and seeking injunctive relief and treble damages, was filed by the Attorneys General of 31 states in the United States District Court for the District of Columbia on behalf of those states and persons in those states who were purchasers of the generic pharmaceuticals.

      The Company and Profarmaco were also named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of lorazepam and clorazepate in generic form, making allegations essentially similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

      On February 9, 2001, a federal court in Washington, DC entered an Order and Stipulated Permanent Injunction as part of a settlement of the FTC and Attorneys General's suits. Under these settlement documents Mylan paid over $140 million on its own behalf and on behalf of most of the other defendant companies including Cambrex and Profarmaco. In the Order and Injunction, the settling defendants also agreed to monitor certain future conduct.

      The Company strongly believes that its licensing arrangements with Mylan were in accordance with regulatory requirements and will vigorously defend the various other lawsuits and class actions. The private litigation continues. However, the Company and Mylan terminated the exclusive licenses to the drug master files as of December 31, 1998. In entering these licensing arrangements, the Company elected not to raise the price of its products and had no control or influence over the pricing of the final generic product. Mylan had been fully covering the costs for the defense and indemnity of Cambrex and Profarmaco under certain obligations set forth in the license agreements. Cambrex agreed to cover separate legal defense costs incurred for Cambrex and Profarmaco on a going forward basis beginning August 1, 2000. These costs have not been and are not expected to be significant.

      Litigation (continued)

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

      An accrual of $6.0 million was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. Based on discussions with various plaintiffs counsel, as well as current estimates of expenditures for legal fees, an additional accrual of $4.4 million was established in the fourth quarter of 2001. The balance of this accrual as of June 30, 2002 was approximately $1.9 million and at December 31, 2001 was approximately $4.4 million. This accrual has been recorded in Accounts Payable and Accrued Liabilities. Certain related litigation has been settled, thus reducing the accrual balance.

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

OTHER

      The Company has a $5 million investment in a privately owned, emerging biotechnology company. The company, which has therapeutic products in various stages of clinical trials, recently offered its shares at a price which may indicate the value of Cambrex's investment has declined. Management is monitoring the situation to determine if any change in value is other than temporary. Due to the uncertainty, no impairment has been recognized at this time.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                    (in thousands, except per-share amounts)

RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER 2002 VERSUS SECOND QUARTER 2001

The Company announced in late November 2001 a plan to realign its businesses in recognition of the Company's strategic emphasis on the growing opportunities in the life sciences industry. Effective January 1, 2002, the operating units that primarily produce specialty and fine chemicals, and animal health and agriculture products were combined under a new subsidiary, Rutherford Chemicals, Inc.

With this alignment, the Company is reporting four operating segments going forward in 2002. Human Health, Biosciences, Rutherford Chemical and All Other. The segment "All Other" is comprised of the non-human health products manufactured at certain operating sites which are otherwise part of the Human Health operating segment.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The effect of this adoption was to cease amortization of goodwill and certain indefinite-lived intangible assets. On a pro-forma basis, Q2 2001 net income would have been $16,829 versus the $14,854 reported last year.

Net income in the second quarter of 2002 was $16,173 versus $14,854 ($16,829 on a pro-forma basis for the effect of FASB No. 142) in the same period a year ago. The 2002 results include a $2,294, after tax, favorable arbitration award related to disputes concerning Rutherford Chemicals toll manufacturing and licensed product line agreements, which is recorded in Other Revenue. The arbitration decision compensated the Company for lost profits for the years 2001 through 2005. The quarter also benefited by $1,137, after tax, from a final insurance claim settlement related to the previously disclosed reactor outage at a Rutherford Chemicals site, which is recorded against Cost of Goods Sold. These benefits were partially offset by an investment impairment charge of $1,850, after tax, which is reflected in Other Expense, and an asset impairment charge of $259, after tax.

The results reflect higher sales in the Human Health and Biosciences Segments, higher gross margin in the Bioscience Segment, the favorable items noted above and the reduced amortization expense as a result of the adoption of FASB No.
142. These items are partly offset by lower sales in Rutherford Chemicals, the investment and asset impairment charges and higher administrative and interest costs due to the 2001 acquisitions.

The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended June 30, 2002 and 2001.

                                            Quarter Ended June 30,
                                            ----------------------
                                        2002                      2001
                                        ----                      ----
                                  $             %           $            %
                             --------      --------    --------      --------
Human Health                 $ 55,916         41.6%    $ 51,574         42.1%
Biosciences                    40,298         30.0       27,564         22.5
Rutherford Chemicals           31,884         23.8       37,310         30.4
All Other                       6,165          4.6        6,113          5.0
                             --------      --------    --------      --------
      Total gross sales      $134,263        100.0%    $122,561        100.0%
                             ========      ========    ========      ========

The following table shows the gross sales and gross profit of the Company's four product segments for the second quarter 2002 and 2001.

                            Gross        Gross         Gross
                            Sales       Profit $      Profit %
                            -----       --------      --------
2002
----
Human Health              $ 55,916      $ 24,582        44.0%
Biosciences                 40,298        21,310        52.9
Rutherford Chemicals        31,884        10,050        31.5
All Other                    6,165           858        13.9
                          --------      --------      -------
      Total               $134,263      $ 56,800        42.3%
                          ========      ========      =======

                           Gross          Gross        Gross
                            Sales        Profit $     Profit %
                            -----        --------     --------
2001
----
Human Health              $ 51,574      $ 23,809        46.2%
Biosciences                 27,564        14,209        51.5
Rutherford Chemicals        37,310         7,896        21.2
All Other                    6,113         1,805        29.5
                          --------      --------      -------
      Total               $122,561      $ 47,719        39.0%
                          ========      ========      =======

Gross sales in the second quarter 2002 increased 9.5% to $134,263 from $122,561 in the second quarter 2001. Sales in the Human Health and Biosciences Segments increased compared to the second quarter 2001 and more than offset the decrease in the Rutherford Chemicals.

The Human Health Segment gross sales of $55,916 were $4,342, or 8.4%, above the second quarter 2001. Gross sales were above the prior year primarily due to sales of a new amphetamine product used to treat attention deficit disorder, continued growth of a pharmaceutical intermediate used in therapeutic treatment of end-stage kidney disease, higher sales of an anti-infective product resulting from re-entry into this market, and increased sales of pharmaceuticals used in cardiovascular preparations due to higher U.S. demand as well as timing of shipments. Partly offsetting these increases was the impact of a new insomnia product introduction in 2001 along with lower sales of certain active pharmaceutical ingredients in Europe due to lower demand and competitive pressures and lower sales of certain pharmaceuticals used in cardiovascular preparations due to reduced U.S. demand and customer inventory management. Human Health sales growth would have been 5.8% without the currency impact of the weaker U.S. dollar.

The Bioscience Segment gross sales of $40,298 increased 46.2% in the second quarter 2002 primarily due to the impact of the biopharmaceutical manufacturing acquisitions completed during the second half of 2001 and from strong shipments of normal human cells, media and endotoxin detection products. Excluding the impact of the 2001 acquisitions, the sales growth was approximately 6%.

Rutherford Chemicals Segment gross sales of $31,884 in the second quarter 2002 declined $5,426 (14.5%) versus the second quarter 2001, reflecting lower demand for certain performance enhancing chemicals, timing of campaigns on agricultural products and continued weakness in the telecommunications industry.

The All Other Segment gross sales of $6,165 was about even with the second quarter 2001 reflecting a recovery in the photographic market in Europe and higher crop protection product sales offset by lower animal feed additive sales due primarily to competitive pricing pressures and customer inventory build-ups, and the impact of a customer bringing in-house the manufacture of a performance enhancing polymer product.

Export sales from U.S. businesses of $12,446 in the second quarter 2002 increased 16.0% from $10,725 in the second quarter 2001. International sales from European operations totaled $61,408 for the second quarter of 2002 as compared with $61,137 in 2001, an increase of 0.4%.

Gross profit in the second quarter of 2002 was $56,800 compared to $47,719 in 2001. Gross margin increased to 42.3% from 39.0% in the second quarter of 2001. Included in the second quarter 2002 gross margin are a $1,776 favorable settlement on an insurance claim recorded against Cost of Goods Sold and $3,760 for a favorable net arbitration award recorded in Other Revenue. Both items concern the Rutherford Chemicals businesses. Excluding these items, the overall gross margin was 38.2%. The Bioscience segment experienced higher margins driven by increased sales, production and favorable product mix. The favorable margins in Bioscience were offset by lower Human Health margins, reflecting an unfavorable product mix, and lower Rutherford Chemical and All Other margins which primarily reflect lower volumes.

Selling, general and administrative expenses as a percentage of gross sales was 18.4% in the second quarter 2002, compared to 16.8% (14.5% on a pro-forma basis considering adoption of SFAS No. 142) in the second quarter 2001. Higher administrative costs, excluding the impact of SFAS 142, were due primarily to the impact of the second half 2001 biopharmaceutical manufacturing acquisitions, higher accruals for anticipated incentive payments, insurance premiums and pension costs, and a reduction of environmental accruals in the second quarter 2001.

Research and development expenses of $4,601 were 3.4% of gross sales in the second quarter 2002, compared to $4,721 or 3.9% of gross sales in 2001.

The operating profit in the second quarter 2002 was $27,515 compared to $22,402 in 2001 ($25,227 on a pro-forma basis considering adoption of SFAS No. 142). Excluding the impact of the Rutherford insurance and arbitration items and the asset impairment charge, operating profit for the second quarter 2002 was $22,404. The results reflect higher sales in the Human Health and Biosciences Segments, higher gross margin in the Bioscience segment, the favorable insurance and arbitration items noted above and the reduced amortization expense as a result of the adoption of FASB No. 142. These items are partly offset by lower sales in Rutherford Chemicals and higher administrative costs.

Net interest expense of $2,852 in the second quarter 2002 increased $705 from 2001 reflecting the higher average debt balance due to financing of the 2001 acquisitions, partly offset by lower average interest rates. The average interest rate was 4.27% in the second quarter 2002 versus 5.19% in 2001.

The provision for income taxes for the second quarter 2002 resulted in an effective rate of 26.0% as compared with 27.0% in the second quarter 2001. The decrease reflects favorable tax audits, favorable geographic earnings mix and the impact of the continuing R&D tax credit programs.

The Company announced in late November 2001 a plan to realign its businesses in recognition of the Company's strategic emphasis on the growing opportunities in the life sciences industry. Effective January 1, 2002, the operating units that primarily produce specialty and fine chemicals, and animal health and agriculture products were combined under a new subsidiary, Rutherford Chemicals, Inc.

With this alignment, the Company is reporting four operating segments going forward in 2002. Human Health, Biosciences, Rutherford Chemical and All Other. The segment "All Other" is comprised of the non-human health products manufactured at certain operating sites which are otherwise part of the Human Health operating segment.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The effect of this adoption was to cease amortization of goodwill and certain indefinite-lived intangible assets. On a pro-forma basis, the first six months 2001 net income would have been $32,884 versus the $29,246 reported last year.

Net income for the first six months of 2002 was $31,164 versus $29,246 ($32,884 on a pro-forma basis for the effect of FASB No. 142) in the same period a year ago. The 2002 results include a $2,294, after tax, favorable net arbitration award related to disputes concerning Rutherford Chemicals toll manufacturing and licensed product line agreements, which is recorded in Other Revenue. The arbitration decision compensated the Company for lost profits for the years 2001 through 2005. The six months also benefited by $1,137, after tax, from a final insurance claim settlement related to the previously disclosed reactor outage at a Rutherford Chemicals site, which is recorded against Cost of Goods Sold. These benefits were partially offset by an investment impairment charge of $1,850, after tax, which is reflected in Other Expense, and an asset impairment charge of $259, after tax.

The results reflect higher sales in the Human Health and Biosciences Segments, the favorable items noted above and the reduced amortization expense as a result of the adoption of FASB No. 142. These items are partly offset by lower sales in Rutherford Chemicals and All Other segments, the investment and asset impairment charges and higher administrative and interest costs due to the 2001 acquisitions.

The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the first half 2002 and 2001.

                                          Six Months Ended June 30
                                          ------------------------
                                      2002                       2001
                                      ----                       ----
                                 $             %           $             %
                             --------      --------    --------      --------
Human Health                 $112,135         42.0%    $104,007         41.0%
Biosciences                    77,493         29.1       54,890         21.6
Rutherford Chemicals           65,145         24.4       79,178         31.2
All Other                      11,945          4.5       15,671          6.2
                             --------      --------    --------      --------
      Total gross sales      $266,718        100.0%    $253,746        100.0%
                             ========      ========    ========      ========

The following table shows the sales and gross profit of the Company's four product segments for the six months 2002 and 2001.

                           Gross          Gross        Gross
                           Sales         Profit $     Profit %
                           -----         --------     --------
2002
----
Human Health              $112,135      $ 50,428        45.0%
Biosciences                 77,493        38,958        50.3
Rutherford Chemicals        65,145        15,224        23.4
All Other                   11,945         1,884        15.8
                          --------      --------      -------
      Total               $266,718      $106,494        39.9%
                          ========      ========      =======

                          Gross           Gross        Gross
                          Sales         Profit $      Profit %
                          -----         --------      --------
2001
----
Human Health              $104,007      $ 47,516        45.7%
Biosciences                 54,890        29,128        53.1
Rutherford Chemicals        79,178        16,826        21.3
All Other                   15,671         4,565        29.1
                          --------      --------      -------
      Total               $253,746      $ 98,035        38.6%
                          ========      ========      =======


Gross sales for the first six months 2002 increased 5.1% to $266,718 from $253,746 in the first six months 2002. Sales in the Biosciences and Human Health segments increased compared to the first six months 2001 which more than offset the decrease in the Rutherford Chemicals and All other segments.

The Human Health Segment gross sales of $112,135 were $8,128, or 7.8%, above the first six months 2001. Gross sales were above the prior year primarily due to sales of a new amphetamine product used to treat attention deficit disorder, continued growth of a pharmaceutical intermediate used in therapeutic treatment of end-state kidney disease, higher sales of an anti-infective product resulting from re-entry into this market, increased sales of pharmaceuticals used in central nervous system preparations due to higher U.S. and European demand, as well as timing of shipments and higher sales of certain gastrointestinal active pharmaceutical ingredients due to pricing negotiations and higher European demand. Partly offsetting these increases was the impact of new product introductions in 2001 for insomnia and an anti-infective treatment, along with lower sales of certain active pharmaceutical ingredients in Europe due to lower demand and competitive pressures.

The Bioscience Segment gross sales of $77,493 increased 41.2% in the first six months 2002 compared to the prior year period primarily due to the impact of the biopharmaceutical manufacturing acquisitions completed during the second half of 2001 and from strong shipments of normal human cells, media and endotoxin detection products, partly offset by lower sales of chromatography and fragment analysis products. Excluding the impact of the 2001 acquisitions, the sales growth was approximately 3%.

Rutherford Chemicals Segment gross sales of $65,145 in the first six months of 2002 declined $14,033 (17.7%) versus the first six months of 2001, reflecting lower demand and timing of production campaigns for crop protection products, lower demand for certain performance enhancing chemicals, and continued weakness in the telecommunications and industrial coatings industries. These decreases were partly offset by increased sales of feed additive products.

The All Other Segment gross sales of $11,945 in the first six months of 2002 were $3,726 (23.8%) below the prior year period of $15,671, reflecting lower feed additive sales due to customer inventory management and pricing pressures, weak photographic market demand in Europe, and the impact of a customer bringing in-house the manufacture of a performance enhancing polymer product, as well as customer inventory build-ups on another performance enhancing polymer product.

Export sales from U.S. businesses of $25,189 in the first half of 2002 compared to $24,104 in 2001. International sales from our European operations totaled $123,374 for the first six months of 2002 compared to $123,916 in 2001.

Gross profit in the first six months of 2002 was $106,494 compared to $98,035 in 2001. Gross margin in 2002 increased to 39.9% from 38.6% in the first six months of 2001. Included in the 2002 gross margins are a $1,776 favorable settlement on an insurance claim recorded against Cost of Goods Sold and $3,760 for a favorable net arbitration award recorded in Other Revenue. Both items concern the Rutherford Chemicals businesses. Excluding these items, the overall 2002 gross margin was 37.9%. The Human Health gross margins were about even with the prior year due to a favorable product mix and overall higher volumes offset by lower production in certain European plants. The Bioscience segment margins declined due primarily to underabsorption of fixed costs at the biopharmaceutical contract manufacturing sites particularly in the first quarter. Excluding the favorable items discussed above, lower Rutherford Chemicals and All Other segment margins primarily reflect lower volumes.

Selling, general and administrative expenses as a percentage of gross sales was 17.7% in the first six months 2002, compared to 17.4% (15.3% on a pro-forma basis considering adoption of SFAS No. 142) for the same period in 2001. Higher administrative costs, excluding the impact of SFAS 142, were due primarily to the impact of the second half 2001 biopharmaceutical manufacturing acquisitions, higher accruals for anticipated incentive payments, a reduction of environmental accruals in the second quarter 2001, higher insurance premiums and pension expense in 2002.

Research and development expenses of $8,627 were 3.2% of gross sales in the second quarter 2002, compared to $9,317 or 3.7% of gross sales in 2001, reflecting open positions in the Biosciences group, seasonality of spending and staff reductions mainly in Rutherford Chemicals locations.

The operating profit in the first six months of 2002 was $50,666 compared to $44,666 in 2001 ($49,831 on a pro-forma basis considering adoption of SFAS No.
142). Excluding the impact of the Rutherford insurance settlement and arbitration award and the asset impairment charge, operating profit for the first half of 2002 was $45,555. The results reflect higher sales in the Human Health and Biosciences Segments, the favorable insurance and arbitration items noted above and the reduced amortization expense as a result of the adoption of FASB No. 142. These items are partly offset by lower sales in Rutherford Chemicals and All other segments, and higher administrative costs due to the 2001 acquisitions, higher insurance premiums and pension expense.

Net interest expense of $5,779 in the first half of 2002 increased $1,494 from 2001 reflecting the higher average debt balance due to financing of the 2001 acquisitions, partly offset by lower average interest rates. The average interest rate was 4.22% for the first six months of 2002 versus 5.7% in 2001.

The provision for income taxes for the first half of 2002 resulted in an effective rate of 26.0% as compared with 28.0% in the same period of 2001. The decrease reflects favorable tax audits, favorable geographic earnings mix and the impact of the continuing R&D tax credit programs.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2002, the Company generated cash flows from operations totaling $46,978, an increase of $34,984 versus the same period a year ago. This increase in cash flows is due to lower inventory purchases, timing of trade payables and tax payments and collection of a portion of the Rutherford insurance claim receivable, partly offset by higher trade receivables due to higher sales.

Capital expenditures were $22,039 in the six months of 2002 as compared to $15,293 in 2001. Part of the funds were used for plant and lab upgrades at Bio Science, BioWhittaker and Nordic facilities, as well as for a new production line for small scale pharmaceuticals at the Salsbury facility.

Cash flow used by financing activities of $6,152 included net repayment of debt of $7,668 and payment of $1,555 in dividends, partly offset by proceeds from the exercise of stock options, $3,867.

During the first six months of 2002, the Company paid cash dividends of $0.06 per share.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 4.    MATTERS SUBMITTED TO A VOTE OF SECURITIES HOLDERS.

           Refer to Form 10Q for quarterly period ended March 31, 2001.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a) Exhibit 99.1 - CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           b) Exhibit 99.2 - CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           c) Reports on Form 8-K

              The registrant did not file any reports on Form 8-K during the first six months 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CAMBREX CORPORATION



                                  By       /s/ Salvatore J. Guccione
                                           -----------------------------------
                                           Salvatore J. Guccione
                                           Senior Vice President  and
                                           Chief Financial Officer
                                           (On behalf of the Registrant and
                                           as the Registrant's Principal
                                           Financial Officer)






Date:   August 14, 2002