Form 10-Q
period 2002-09-30
CAMBREX CORP
filed 2002-11-14
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2002
                                               ------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            for the transition period from             to
                                           -----------    -----------
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

                                    Yes [X] No [ ]

      As of October 31, 2002, there were 26,029,456 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                    For The Quarter Ended September 30, 2002

                                Table of Contents

                                                                        Page No.
Part I     Financial information

   Item 1. Financial Statements (Unaudited)

           Condensed consolidated balance sheets as of
           September 30, 2002 and December 31, 2001                            2

           Condensed consolidated income statements
           for the three months and nine months ended
           September 30, 2002 and 2001                                         3

           Condensed consolidated statements of cash flows
           for the nine months ended September 30, 2002 and 2001               4

           Notes to unaudited condensed consolidated financial
           statements                                                     5 - 13

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 14 - 21

   Item 4. Controls and Procedures                                            22

Part II    Other information

   Item 4. Matters Submitted to a Vote of Securities Holders                  23

   Item 6. Exhibits and Reports on Form 8-K                                   23

Signatures                                                                    24

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002  25 - 26

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands except share data)

                                                    September 30,   December 31,
                                                        2002            2001
                                                    -------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents ..................     $  58,854     $   23,696
     Trade receivables, net .....................        70,170         74,093
     Inventories, net ...........................       112,685        107,746
     Deferred tax assets ........................        19,408         18,599
     Prepaid expenses and other current assets ..        21,841         19,526
                                                      ---------     ----------
          Total current assets ..................       282,958        243,660

Property, plant and equipment, net ..............       296,954        287,605
Intangible assets, net ..........................       272,482        269,011
Other assets ....................................        13,750         17,791
                                                      ---------     ----------
          Total assets ..........................     $ 866,144     $  818,067
                                                      =========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable and accrued liabilities ...        75,890         66,233
     Income taxes payable .......................           992          1,263
     Short-term debt and current portion of
          long-term debt ........................            12          2,567
                                                      ---------     ----------
Total current liabilities .......................        76,894         70,063

Long-term debt ..................................       297,668        312,524
Deferred tax liabilities ........................        50,127         48,570
Other non-current liabilities ...................        27,992         27,730
                                                      ---------     ----------
          Total liabilities .....................       452,681        458,887
                                                      ---------     ----------

Stockholders' equity:
     Common stock, $.10 par value; issued
     28,318,059 and 28,007,825 shares at
     respective dates ...........................         2,840          2,823
     Additional paid-in capital .................       203,111        197,748
     Retained earnings ..........................       268,683        237,759
     Treasury stock, at cost 2,290,603 and
     2,234,421 shares at respective dates .......       (16,812)      (16,911)
     Accumulated other comprehensive loss .......       (44,359)      (62,239)
                                                      ---------     ----------

          Total stockholders' equity ............       413,463        359,180
                                                      ---------     ----------

          Total liabilities and stockholders'
          equity ................................     $ 866,144     $  818,067
                                                      =========     ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                        (in thousands except share data)

                                             Three months ended        Nine months ended
                                                September 30,            September 30,
                                           ----------------------    ---------------------
                                              2002         2001         2002        2001
                                           ---------    ---------    ---------   ---------
Gross sales ............................   $ 122,991    $ 117,588    $ 389,709   $ 371,334
   Commissions & allowances ............       1,297        1,148        4,087       3,302
                                           ---------    ---------    ---------   ---------
Net sales ..............................     121,694      116,440      385,622     368,032
    Other revenues .....................       3,281        1,075       10,535       2,798
                                           ---------    ---------    ---------   ---------

NET REVENUES ...........................     124,975      117,515      396,157     370,830

Cost of goods sold .....................      75,115       76,806      239,804     232,086
                                           ---------    ---------    ---------   ---------

GROSS PROFIT ...........................      49,860       40,709      156,353     138,744

Operating expenses:

    Selling, general and
       administrative ..................      25,345       21,232       72,121      65,214
    Asset impairments and
        Other charges ..................       8,414           --        8,839          --
    Vitamin B-3 provision ..............       6,000           --        6,000          --
    Research and development ...........       4,377        5,170       13,004      14,557
                                           ---------    ---------    ---------   ---------
       Total operating expenses ........      44,136       26,402       99,964      79,771

OPERATING PROFIT .......................       5,724       14,307       56,389      58,973

Other (income) expenses:
    Interest expense, net ..............       2,874        3,420        8,653       7,705
    Other (income)/expense, net ........         937          (76)       3,711        (315)
                                           ---------    ---------    ---------   ---------

Income before income taxes .............       1,913       10,963       44,025      51,583

    (Benefit) provision for income taxes        (184)       2,862       10,765      14,236
                                           ---------    ---------    ---------   ---------

NET INCOME .............................   $   2,097    $   8,101    $  33,260   $  37,347
                                           =========    =========    =========   =========

Weighted average shares
outstanding:

    Basic ..............................      26,012       25,754       25,967      25,608
    Effect of dilutive stock options ...         711          859          698       1,007
                                           ---------    ---------    ---------   ---------
    Diluted ............................      26,723       26,613       26,665      26,615
Earnings per share of common stock
      and common stock equivalents:
    Basic ..............................   $    0.08    $    0.31    $    1.28   $    1.46
                                           =========    =========    =========   =========
    Diluted ............................   $    0.08    $    0.30    $    1.25   $    1.40
                                           =========    =========    =========   =========
    Cash dividends paid per share ......   $    0.03    $    0.03    $    0.09   $    0.09
                                           =========    =========    =========   =========

See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                         Nine Months ended
                                                                           September 30,
                                                                      -----------------------
                                                                         2002          2001
                                                                      ---------     ---------
Cash flows from operating activities:

    Net income ...................................................    $  33,260     $  37,347
    Depreciation and amortization ................................       28,318        36,605
    Vitamin B-3 Provision ........................................        6,000            --
    Asset impairments and other charges (see Note 6) .............        9,425            --

    Investment impairment (see note 7) ...........................        3,089
    Deferred income tax provision ................................         (809)           --
    Changes in assets and liabilities (net of
    assets and Liabilities acquired):
             Receivables, net ....................................        6,629         4,034
             Inventories .........................................       (1,687)      (15,031)
             Prepaid expenses and other current assets ...........          703        (5,566)
             Accounts payable and accrued liabilities ............       (5,268)      (12,004)
             Income taxes payable ................................       (1,702)       (2,269)
             Other non-current assets and liabilities ............        2,832        (9,564)
                                                                      ---------     ---------
             Net cash provided by operating activities ...........       80,790        33,552
                                                                      ---------     ---------
Cash flows from investing activities:

    Capital expenditures .........................................      (35,059)      (29,238)
    Acquisition of businesses (net of cash acquired) .............           --      (120,392)

    Other investing activities ...................................          586          (185)
                                                                      ---------     ---------
         Net cash used in investing activities ...................      (34,473)     (149,815)
                                                                      ---------     ---------

Cash flows from financing activities:

    Dividends ....................................................       (2,336)       (2,303)
    Net increase (decrease) in short-term debt ...................       (2,658)        2,638
    Long-term debt activity (including current portion):
          Borrowings .............................................       34,700       258,743
          Repayments .............................................      (49,836)     (141,286)
    Proceeds from the exercises of stock options .................        8,499        10,824
    Purchases of treasury stock ..................................       (2,267)       (1,532)
                                                                      ---------     ---------
          Net cash provided by (used) in financing activities ....      (13,898)      127,084
                                                                      ---------     ---------

Effect of exchange rate changes on cash ..........................        2,739          (965)
                                                                      ---------     ---------

Net increase in cash and cash equivalents ........................       35,158         9,856

Cash and cash equivalents at beginning of period .................       23,696        21,721
                                                                      ---------     ---------

Cash and cash equivalents at end of period .......................    $  58,854     $  31,577
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

(2)  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Goodwill and Intangible Assets:

     The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" in the first quarter of fiscal 2002. The effect of this adoption was to cease amortization of goodwill and certain other indefinite-lived intangible assets, which resulted in a decrease in amortization expense in the third quarter and nine months ended September 30, 2002 of approximately $2.6 and $7.7 million, respectively after income taxes. The Company has established reporting units based on its current segment structure for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company completed the first step of the transitional goodwill impairment test and has determined that no impairment existed at January 1, 2002. The Company will evaluate goodwill and other intangible assets at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable based on the estimated future cash flows.

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:

                                       Bio-      Human   Rutherford
                                    Technology   Health   Chemicals
                                      Segment   Segment    Segment      Total
                                    ----------  -------  ----------  ----------
Balance as of January 1, 2002 .....  $183,941   $32,032     $3,849     $219,822

Purchase Accounting Adjustments
    on Recent Acquisitions ........    (4,884)       --         --       (4,884)

Cumulative Translation Effect .....       670     2,870         86        3,626
                                     --------   -------     ------     --------

Balance as of September 30, 2002 ..  $179,727   $34,902     $3,935     $218,564
                                     ========   =======     ======     ========

     Other intangible assets that are not subject to amortization, consist of the following:

                                  As of September 30, 2002             As of December 31, 2001
                             ---------------------------------    ---------------------------------
                               Gross                               Gross
                             Carrying  Accumulated                Carrying  Accumulated
                              Amount   Amortization      Net       Amount   Amortization     Net
                             --------  ------------   --------    --------  ------------   --------
Proprietary Process .....    $  4,020    $ (2,345)    $  1,675    $  4,721    $ (2,345)    $  2,376

License Agreements ......       4,000        (641)       3,359       4,500        (641)       3,859

Trademarks ..............      44,038      (9,641)      34,397      44,038      (9,641)      34,397
                             --------    --------     --------    --------    --------     --------
     Total ..............    $ 52,058    $(12,627)    $ 39,431    $ 53,259    $(12,627)    $ 40,632
                             ========    ========     ========    ========    ========     ========

     Intangible Assets:

     Other intangible assets, which will continue to be amortized, consist of the following:

                                              As of           As of
                                          September 30,     December 31,
                                              2002             2001
                                             Gross            Gross
                                            Carrying         Carrying
                                             Amount           Amount
                                          -------------     -----------
Patents ..............................      $  2,478         $  2,469
Proprietary Process ..................         5,830            1,091
Supply Agreements ....................         2,100            2,100
Trademarks ...........................           785               --
Unpatented Technology ................         5,382            4,945
Other ................................         1,234            1,480
Fully Amortized Assets* ..............        12,347           12,347
                                            --------         --------
     Total ...........................        30,156           24,432
                                            --------         --------
Accumulated Amortization .............       (15,669)         (15,875)
                                            --------         --------
Net ..................................      $ 14,487         $  8,557
                                            ========         ========

     *This category includes certain fully amortized patents, proprietary process and non-compete agreements.

     Amortization expense for the quarter and nine months ended September 30, 2002 was $380 and $1,157.

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

     Pro-forma net income and diluted earnings per share for the quarter and nine months ended September 30, 2002, reflecting the adoption of SFAS No. 142, were as follows:

                                                           For the Quarter             Nine Months
                                                               Ended                      Ended
                                                            September 30,              September 30,
                                                         2002          2001          2002          2001
                                                      ----------    ----------    ----------    ----------
Net income as reported ...........................    $    2,097    $    8,101    $   33,260    $   37,347
Pro-forma amortization effect, after taxes .......            --         2,588            --         6,226
                                                      ----------    ----------    ----------    ----------
Net income - pro forma ...........................         2,097        10,689        33,260        43,573
Diluted earnings per share as reported ...........          0.08          0.30          1.25          1.40

Add back:

        Goodwill and other indefinite-lived
        amortization expense .....................           N/A          0.10           N.A          0.24
                                                      ----------    ----------    ----------    ----------
Diluted earnings per share - pro forma ...........    $     0.08    $     0.40    $     1.25    $     1.64
                                                      ==========    ==========    ==========    ==========

     Accounting for Impairment or Disposal of Long-Lived Assets:

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 primarily addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 became effective on January 1, 2002. While the adoption of this Statement had no impact on the Company's results, the Company will continue to evaluate its long-lived assets whenever events and changes in circumstance suggest that the carrying amount may not be recoverable.

     Accounting for Costs Associated with Exit or Disposal Activities:

     In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this Statement is not expected to have material impact on the Company's results.

(3)  INVENTORIES

     Inventories at September 30, 2002 and December 31, 2001 consist of the following:

                                         September 30,        December 31,
                                             2002                 2001
                                         ------------         -----------
     Finished Goods                       $  50,665            $  48,184
     Work in process                         31,112               27,093
     Raw Materials                           26,130               28,777
     Fuel oil and supplies                    4,778                3,692
                                          ---------            ---------
           Total                          $ 112,685            $ 107,746
                                          =========            =========

(4)  COMPREHENSIVE INCOME/(LOSS)

     Comprehensive Income/(Loss) for the three and nine months ended September 30, 2002 was ($393) and $51,140 respectively. The amounts for the same periods in 2001 were $12,075 and $18,621, respectively. The decrease in the third quarter 2002 versus 2001 was due primarily to lower net income which was impacted by asset impairments and other charges (See Note 6), an accrual for Vitamin B-3 litigation (See Note 10), and higher unrealized losses on interest rate swap contracts. The increase for the nine months was due primarily to foreign currency translation partly offset by the asset impairments, other charges and Vitamin B-3 accrual.

(5)  LONG-TERM DEBT

     Long-term debt at September 30, 2002 and December 31, 2001 consists of the following:

                                         September 30,        December 31,
                                             2002                2001
                                         ------------         -----------
     Bank credit facilities               $ 284,700            $ 298,350
     Other                                   12,968               14,179
                                          ---------            ---------
          Subtotal                          297,668              312,529
     Less:  current portion                       -                  (5)
                                          ---------            ---------
           Total                          $ 297,668            $ 312,524
                                          =========            =========

      The Company met all the bank loan covenants for the first nine months of 2002.

(6)  RESTRUCTURING, IMPAIRMENTS  AND OTHER CHARGES

     2001 ACTIONS

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

     In the fourth quarter 2001, Cambrex recorded special pre-tax charges of $23.1 million, the majority of which were non-cash items. As a result of the Company's previously announced business restructuring which created Rutherford Chemicals, Inc., together with an impairment charge within those businesses, the Company incurred $18.6 million of charges to operating expense, composed of asset write-downs of $17.2 million and severance costs of $1.4 million. The Company also incurred $4.5 million of inventory write-downs charged to cost of sales, consisting of $2.5 million associated with discontinued products manufactured at Rutherford Chemical facilities and a separate $2.0 million Biosciences inventory charge.

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

     Severance charges, which apply largely to the Company's various chemical sites, relate to involuntary terminations of 62 employees. All affected employees received notification in the fourth quarter 2001. As of September 30, 2002, all employees have been terminated.

     The balance in the restructuring reserve for the 2001 actions was $130 and $900 at September 30, 2002 and December 31, 2001, respectively. The decrease in the first nine months was due to severance payments.

     2002 ACTIONS

     In the third quarter 2002, the Company recorded special pre-tax charges of $9.0 million, the majority of which were non-cash items. The charges included a fixed asset write-down of $6.1 million due to the discontinuation of a proposed product line, closure costs for a small manufacturing facility of $2.1 million, and severance costs of $0.2 million. These costs were charged to operating expenses. In addition, $0.6 million of inventory write-downs were recorded in cost of goods sold related to the discontinued product line.

     The fixed asset write-down related to certain assets at a Rutherford Chemicals domestic site, based on an assessment completed in the third quarter that indicated the return on investment was below management's expectations and as a result, an impairment charge was recorded reflecting the asset value associated with the discontinued product line. The closure costs relate to another domestic Rutherford facility and include asset write downs, disposal and other related costs. The severance charges of $0.2 million for the third quarter related to 12 involuntary terminations at the two Rutherford Chemicals facilities. All affected employees received notification in the third quarter 2002.

     2002 ACTIONS (CONTINUED)

     The accrual balance related to the 2002 actions for severance and other costs included above was $1.2 million at September 30, 2002.

     The second quarter 2002 included a pre-tax charge of $0.4 million for a fixed asset impairment within Rutherford Chemicals.

(7)  OTHER INCOME AND EXPENSES, NET

     Other (income) expense, net was $3,711 and ($315) for the nine months ending September 30, 2002 and 2001, respectively. The nine months 2002 period includes an investment impairment of $3.1 million, of which $0.6 million was recorded in the third quarter, related to a prior investment in an emerging technology company. The company, in which the investment was held, has experienced significant financial difficulties in recent months. This led Cambrex to evaluate the current market value of the investment. This evaluation indicated that a decline in the was market value was other than temporary, and accordingly an impairment charge was recorded.

(8)  OTHER REVENUE

     ARBITRATION AWARD

     In April 2002, the Company received a favorable arbitration award related to disputes concerning Rutherford Chemicals toll manufacturing and licensed product line agreements. The arbitration decision compensated the Company for lost profits for the years 2001 through 2005. The Company originally paid $4.5 million to acquire the product line rights from Arizona Chemicals Corporation. The total award, net of legal and other related costs, was $4.3 million, of which $0.5 million was recorded as a reduction of the intangible asset basis and $3.8 million was recorded in Other revenues in the second quarter of 2002.

     HEDGE CONTRACT GAINS (LOSSES)

     Gains and losses resulting from foreign currency transactions are included in the results of operations as a component of Other revenues. Foreign currency gains (losses) for the three and nine months ended September 30, 2002 and 2001 were $1,717 and $445, and ($458) and ($2,016), respectively.

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

     With this realignment, the Company is reporting four operating segments in 2002: Human Health, Biosciences, Rutherford Chemicals and All Other. The Human Health segment is made up primarily of active pharmaceutical ingredients and advanced pharmaceutical intermediates manufactured using organic chemistry. The Biosciences segment includes contract biopharmaceutical manufacturing services, cell culture products, endotoxin detection, molecular biology and other bioresearch products. The Rutherford Chemicals segment includes animal health and agricultural products and fine and specialty chemicals used in a variety of end markets. The All Other segment consists primarily of fine and specialty chemicals manufactured in human health facilities.

     Following is a summary of business segment information for the following dates:

                                   Three months ended        Nine months ended
                                       September 30,           September 30,
                                     2002        2001        2002        2001
                                  ---------   ---------   ---------   ---------
Gross Sales:
Human Health ...................  $  46,499   $  46,407   $ 158,635   $ 150,414
Biosciences ....................     42,087      31,699     119,580      86,589
Rutherford Chemicals ...........     30,855      33,184      96,000     112,362
All Other ......................      3,550       6,298      15,494      21,969
                                  ---------   ---------   ---------   ---------
                                  $ 122,991   $ 117,588   $ 389,709   $ 371,334
                                  =========   =========   =========   =========

Gross Profit:
Human Health ...................  $  21,164   $  19,422   $  71,592   $  66,938
Biosciences ....................     22,481      16,146      61,439      45,274
Rutherford Chemicals ...........      5,104       3,789      20,328      20,615
All Other ......................      1,111       1,352       2,994       5,917
                                  ---------   ---------   ---------   ---------
                                  $  49,860   $  40,709   $ 156,353   $ 138,744
                                  =========   =========   =========   =========

Operating Profit*:
Human Health and
    All Other ..................  $  15,622   $  14,126   $  55,290   $  51,837
Biosciences ....................     10,463       3,897      26,511      13,041
Rutherford Chemicals(a) ........     (7,187)        321       1,381       8,847
Corporate(b) ...................    (13,174)     (4,037)    (26,793)    (14,752)
                                  ---------   ---------   ---------   ---------
Total Operating Profit .........  $   5,724   $  14,307   $  56,389   $  58,973
                                  =========   =========   =========   =========

Interest Expense, net ..........  $   2,874   $   3,420   $   8,653   $   7,705
Other Expense (Income), Net ....        937         (76)      3,711        (315)
Taxes ..........................       (184)      2,862      10,765      14,236
                                  ---------   ---------   ---------   ---------
Net Income .....................  $   2,097   $   8,101   $  33,260   $  37,347
                                  =========   =========   =========   =========

Capital Spending:
Human Health and
      All Other ................  $   5,921       5,600   $  19,151   $  13,387
Biosciences ....................      4,592       1,676       7,735       3,312
Rutherford Chemicals ...........      1,669       3,699       7,262       8,633
Corporate ......................        838       2,970         911       3,906
                                  ---------   ---------   ---------   ---------
Total ..........................  $  13,020      13,945   $  35,059   $  29,238
                                  =========   =========   =========   =========

      (a) The third quarter and year-to-date 2002 balances include a fixed asset write-down of $6.1 million, closure costs for a small manufacturing facility of $2.1 million, severance costs of $0.2 million, related inventory write-down of $0.6 million, and an $0.8 million benefit related to an insurance settlement. In addition, year-to-date 2002 balance includes a favorable arbitration award of $3.8 million, a $1.8 million benefit related to an insurance settlement, and an asset impairment of $0.4 million.

      (b) The third quarter and year-to-date 2002 balances include a Vitamin B-3 accrual of $6.0 million.

      *The operating segments include charges for certain corporate allocations reflecting services provided. Unallocated corporate spending is included in "Corporate."

                                 Three months ended          Nine months ended
                                    September 30,             September 30,
                               -----------------------    ----------------------
                                  2002          2001        2002         2001
                               ----------     --------    ----------   ---------
     Depreciation:
     Human Health and
           All Other           $    4,856     $  3,946    $   13,762   $  12,234
     Biosciences                    1,981        1,240         4,448       3,218
     Rutherford Chemicals           2,415        3,196         7,519       9,671
     Corporate                        478          536         1,432       1,607
                               ----------     --------    ----------   ---------
     Total                     $    9,730     $  8,918    $   27,161   $  26,730
                               ==========     ========    ==========   =========

     Amortization:

     Human Health and
           All Other           $        -     $    854    $        6   $   2,514
     Biosciences                      380        2,979         1,151       6,549
     Rutherford Chemicals               -          270             -         812
                               ----------     --------    ----------   ---------
     Total                     $      380     $  4,103    $    1,157   $   9,875
                               ==========     ========    ==========   =========

                                        September 30,    December 31,
                                            2002            2001,
                                        ------------     -----------
     Total Assets:
     Human Health and All Other          $  300,377      $  257,362
     Biosciences                            356,619         356,450
     Rutherford Chemicals                   144,605         160,136
     Corporate                               64,543          44,119
                                         ----------      ----------
     Total                               $  866,144      $  818,067
                                         ==========      ==========

(10) CONTINGENCIES

     The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.

     Environmental

     In connection with laws and regulations pertaining to the protection of the environment, the Company is party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites ("Superfund sites"). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in current accrued liabilities and other non-current liabilities of $1,400 at September 30, 2002 and December 31, 2000, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents management's best estimate of what it believes are the reasonably possible environmental cleanup related costs of a non-capital nature. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

     Litigation

     The Company and its subsidiary, Profarmaco S.r.l. ("Profarmaco") were named as defendants in a proceeding instituted by the Federal Trade Commission ("FTC") on December 21, 1998, in the United States District Court for the District of Columbia. The complaint alleges that exclusive license agreements which Profarmaco entered into with Mylan Laboratories, Inc. ("Mylan") covering the drug master files for (and, therefore, the right to buy and use) two active pharmaceutical ingredients ("APIs"), lorazepam and clorazepate, were part of an effort on Mylan's part to restrict competition in the supply of lorazepam and clorazepate and to increase the price charged for these products when Mylan sold them as generic pharmaceuticals. The complaint further alleges that these agreements violate the Federal Trade Commission Act, and that Mylan, Cambrex, Profarmaco, and Gyma Laboratories of America., Inc., Profarmaco's distributor in the United States, engaged in an unlawful restraint of trade and conspired to monopolize and attempted to monopolize the markets for the generic pharmaceuticals incorporating the API's. A lawsuit making similar allegations against the Company and Profarmaco, and seeking injunctive relief and treble damages, was filed by the Attorneys General of 31 states in the United States District Court for the District of Columbia on behalf of those states and persons in those states who were purchasers of the generic pharmaceuticals.

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

     Litigation (continued)

     From the fourth quarter 1999 through December 31, 2001 the Company provided for $10.4 million to cover the anticipated government settlements, related litigations, and legal expenses. During the third quarter 2002, based on discussions with various plaintiffs counsel, as well as current estimates of expenditures for legal fees, an additional accrual of $6.0 million was established. The balance of these accruals as of September 30, 2002 was approximately $6.5 million and at December 31, 2001 was approximately $4.4 million. This accrual has been recorded in Accounts Payable and Accrued Liabilities. In addition, certain related litigation has been settled during 2002, thus reducing the overall accrual balance from December 31, 2001.

     While it is not possible to predict with certainty the outcome of the above litigation matters and various other lawsuits in which the Company is involved, it is the opinion of management, after consultation with counsel, that the ultimate resolution of these proceedings should not have a material adverse effect on the Company's results of operations, cash flows and financial position. These matters, if resolved in a unfavorable manner, could have a material effect on the operating results and cash flows when resolved in a future reporting period.

     Other

     The Company has a $5 million investment in a privately owned, emerging biotechnology company that has therapeutic products in various stages of clinical trials. The investment is monitored on a continual basis to evaluate whether any changes in value become other than temporary. No impairment has been recognized to date.

                      CAMBREX CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    (in thousands, except per-share amounts)

RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER 2002 VERSUS THIRD QUARTER 2001

The Company announced in late November 2001 a plan to realign its businesses in recognition of the Company's strategic emphasis on the growing opportunities in the life sciences industry. Effective January 1, 2002, the operating units that primarily produce specialty and fine chemicals, and animal health and agriculture products were combined under a new subsidiary, Rutherford Chemicals, Inc.

With this alignment, the Company is reporting four operating segments in 2002. Human Health, Biosciences, Rutherford Chemical and All Other. The segment "All Other" is comprised of the non-human health products manufactured at certain operating sites which are otherwise part of the Human Health operating segment.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The effect of this adoption was to cease amortization of goodwill and certain indefinite-lived intangible assets. On a pro-forma basis, the third quarter 2001 net income would have been $10,689 versus the $8,101 reported last year.

The net income in the third quarter of 2002 was $2,097 versus $8,101 ($10,689 on a pro-forma basis) in the same period a year ago. The 2002 results include special charges, before taxes, of $8,219 for impaired assets and facility closure cost, severance of $195 in the Rutherford Chemicals business, $6,000 for future vitamin B-3 settlement and litigation costs, $589 for an investment impairment and $586 for a Rutherford inventory write off related to the impaired assets. In addition, the Rutherford business had an $844 benefit from an insurance settlement. All items have been charged to operating expenses with the exception of the inventory write off and insurance benefit which are reflected in Cost of Goods Sold and the investment impairment which is reflected in Other expenses. Without these special charges and the insurance benefit, the third quarter 2002 net income would have been $12,327.

The results reflect higher sales in the Biosciences Segment, higher gross margins across all business segments and the reduced amortization expense as a result of the adoption of FASB No. 142, offset by the special charges noted above, lower sales volume in both the Rutherford Chemicals and All Other business segments and higher administrative costs.

The following tables show the gross sales and gross profit of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended September 30, 2002 and 2001.

                                   Quarter Ended September 30,
                             --------------------------------------
                                    2002                 2001
                                    ----                 ----
 Human Health                $  46,499   37.8%    $  46,407   39.5%
 Biosciences                    42,087   34.2        31,699   27.0
 Rutherford Chemicals           30,855   25.1        33,184   28.2
 All Other                       3,550    2.9         6,298    5.3
                             ---------  -----     ---------  -----
      Total gross sales      $ 122,991  100.0%    $ 117,588  100.0%
                             =========  =====     =========  =====

The following table shows the gross sales and profit of the Company's four product segments for the third quarter 2002 and 2001.

                                Gross         Gross          Gross
                                Sales        Profit $       Profit %
                             ----------     ---------         ----
 2002
 Human Health                $   46,499     $  21,164         45.5%
 Biosciences                     42,087        22,481         53.4
 Rutherford Chemicals            30,855         5,104         16.5
 All Other                        3,550         1,111         31.3
                             ----------     ---------         ----
      Total                  $  122,991     $  49,860         40.5%
                             ==========     =========         ====

                                Gross         Gross          Gross
                                Sales        Profit $       Profit %
                             ----------     ---------         ----
 2001
 Human Health                $   46,407     $  19,422         41.9%
 Biosciences                     31,699        16,146         50.9
 Rutherford Chemicals            33,184         3,789         11.4
 All Other                        6,298         1,352         21.5
                             ----------     ---------         ----
      Total                  $  117,588     $  40,709         34.6%
                             ==========     =========         ====

Gross sales in the third quarter 2002 increased 4.6% to $122,991 from $117,588 in the third quarter 2001. Sales in the Biosciences Segment increased compared to the third quarter 2001 and more than offset the decrease in the Rutherford Chemicals and All Other. Human Health sales were essentially flat versus the prior year.

The Human Health Segment gross sales of $46,499 were $92 (0.2%) above the third quarter 2001. Increased sales of a gastro intestinal Active Pharmaecutical Ingredient (API), due to increased US demand and the introduction of a new amphetamine product used to treat attention deficit disorder, were offset by lower sales of cardiovascular and central nervous system preparations due to lower U.S. demand, timing of shipments and competitive pressures as well as a 2001 shipment of an anti-infective product in clinical trials which did not repeat in 2002. Human Health sales declined 4.9% without the currency impact of the weaker U.S. dollar.

The Biosciences Segment gross sales of $42,087 increased 32.8% in the third quarter 2002 due to the impact of the late 2001 Massachusetts biopharmaceutical manufacturing acquisition (up 16.9% excluding the acquisition), higher suite utilization in the Maryland biopharmaceutical manufacturing facility, increased sales of endotoxin detection products aided by the introduction of FDA compliant software, higher Media and Serum sales (primarily liquid form) due to market share gains in Europe and strong shipments of Normal Human Cells reflecting improved product supply and quality. These gains were partly offset by a decrease in diagnostic products due to the early 2002 divesture of the in-vitro diagnostic product line. Biosciences segment sales growth would have been 30.4% without the currency impact of the weaker U.S. dollar.

Rutherford Chemicals Segment gross sales of $30,855 in the third quarter 2002 declined $2,329 (7.0%) versus the third quarter 2001, reflecting continued weakness in the telecommunications and industrial coatings industries as well as lower demand, competitive pressures and timing of campaigns for certain agricultural products. These decreases were partly offset by higher sales of certain personal care products and higher photographic demand versus last year.

The All Other Segment gross sales of $3,550 were down 43.6% from the third quarter 2001 reflecting lower animal feed additive sales due primarily to customer inventory build-ups, the impact of a customer bringing in-house the manufacture of a performance enhancing polymer product as well as customer inventory management on another performance enhancing polymer product.

Export sales from U.S. businesses of $12,501 in the third quarter 2002 increased from $11,300 in the third quarter 2001. International sales from European operations totaled $57,443 for the third quarter of 2002 as compared with $53,689 in 2001.

Gross profit in the third quarter of 2002 was $49,860 compared to $40,709 in 2001. Gross margin percentage increased to 40.5% from 34.6% in the third quarter of 2001. The 2002 third quarter gross margin includes the benefit of the insurance claim settlement, and a special charge for a Rutherford inventory write-down. Excluding these items the gross margin would have been 40.3%. The Bioscience segment experienced higher margins driven by favorable product mix and higher plant utilization. Human Health segment margins also increased due to favorable product mix which includes the effect of the Company's foreign currency hedging strategy. Hedge contract gains are reflected in Other Revenue. Rutherford Chemicals also achieved higher margins reflecting the effect of the insurance settlement and a favorable product mix partly offset by lower volumes and the inventory write down noted above. The All Other segment gross margins increased in the quarter due to a pricing adjustment in accordance with a customer supply agreement. Without this price adjustment, margins would have been lower than the prior year.

Selling, general and administrative expenses as a percentage of gross sales were 20.6% in the third quarter 2002, compared to 18.0% (14.8% on a pro-forma basis considering adoption of SFAS No. 142) in the third quarter 2001. Higher administrative costs, excluding the impact of SFAS 142, were due primarily to the impact of the second half 2001 biopharmaceutical manufacturing acquisition, increased employee benefit plan expenses, higher insurance premiums, management incentives, recruiting and relocation costs and currency translation in 2002.

The Company recorded special charges of $ 8,414 for asset impairments within the Rutherford Chemicals business in the third quarter 2002 which reflect the discontinuation of a proposed product line, the closure of a small manufacturing facility and severance costs. In addition, a further provision of $6,000 for Vitamin B-3 settlement and litigation costs was recognized to reflect management's latest estimates.

Research and development expenses of $4,377 were 3.5% of gross sales in the third quarter 2002, compared to $5,170 or 4.4% of gross sales in 2001. The decrease primarily reflects open positions in the Biosciences segment, as well as lower spending at Rutherford Chemical sites.

The operating profit in the third quarter 2002 was $5,724 compared to $14,307 in 2001 ($18,091 on a pro-forma basis considering adoption of SFAS No. 142). Excluding the impact of the special charges and benefits mentioned above, operating profit for the third quarter 2002 was $19,880. The results reflect higher sales in the Biosciences Segment, higher gross margin across all business segments and the reduced amortization expense as a result of the adoption of FASB No. 142, offset by the special charges noted above, lower sales volume in both the Rutherford Chemicals and All Other business segments and the higher administrative costs.

Net interest expense of $2,874 in the third quarter 2002 decreased $546 from 2001 primarily reflecting lower average interest rates. The average interest rate was 4.5% in the third quarter 2002 versus 5.0% in 2001.

The effective tax rate for the third quarter 2002 is a benefit of 9.6% as compared with a provision of 26.0% for the third quarter 2001. The decrease reflects the tax effect of the special charges and a change in the geographic mix of income due to these charges. The tax benefit of the special charges is computed at the 35% federal statutory rate, partially offset by a net 4% provision related to the change in the geographic mix of domestic and international income resulting in a net 31% benefit. The impact of these items was to change the annual estimated effective tax rate from 26% to 24.5% and the Company recorded the required adjustment in the third quarter. Were it not for the special charges, the effective tax rate would have been 26%.

COMPARISON OF FIRST NINE MONTHS OF 2002 VERSUS NINE MONTHS OF 2001

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

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The effect of this adoption was to cease amortization of goodwill and certain indefinite-lived intangible assets. On a pro-forma basis, the first nine months 2001 net income would have been $43,573 versus the $37,347 reported last year.

The net income for the first nine months of 2002 was $33,260 versus $37,347 ($43,573 million on a pro-forma basis) in the same period a year ago. The 2002 results include special charges, before taxes, of $8,839 for impaired assets in the Rutherford Chemicals business, $6,000 for an accrual for vitamin B-3 settlement and litigation costs, $3,089 for an investment impairment and $586 for a Rutherford inventory write off. In addition, the Rutherford business had a pre-tax $2,620 benefit from an insurance claim settlement related to a previously disclosed reactor outage at a Rutherford Chemicals site, and a $3,760, before tax, favorable arbitration award related to a disputed product line agreement. The arbitration award reimbursed the Company for lost profits for the years 2001 through 2005. All items have been charged to operating expenses with the exception of the inventory write off and insurance benefit which are reflected in Cost of Goods Sold, the investment impairment which is reflected in Other expenses and the arbitration award which is reflected in Other revenue. Without these items, the year-to-date 2002 net income would have been $41,558.

The results reflect higher sales in the Human Health and Biosciences Segments, the favorable items noted above and the reduced amortization expense as a result of the adoption of FASB No. 142. These items are partly offset by lower sales in Rutherford Chemicals and All other segments, the special charges noted above, higher administrative expenses and higher interest costs due to funding the 2001 acquisitions.

The following tables show the gross sales and gross profit of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the first nine months 2002 and 2001.

                                      Nine Months Ended September 30,
                              -----------------------------------------------
                                       2002                      2001
                                       ----                      ----
 Human Health                 $  158,635      40.7%     $  150,414      40.5%
 Biosciences                     119,580      30.7          86,589      23.3
 Rutherford Chemicals             96,000      24.6         112,362      30.3
 All Other                        15,494       4.0          21,969       5.9
                              ----------     -----      ----------     -----
      Total gross sales       $  389,709     100.0%     $  371,334     100.0%
                              ==========     =====      ==========     =====

COMPARISON OF FIRST NINE MONTHS OF 2002 VERSUS NINE MONTHS OF 2001

The following table shows the gross sales and profit of the Company's four product segments for the third quarter 2002 and 2001.

                                     Gross          Gross        Gross
                                     Sales         Profit $     Profit %
 2002
 Human Health                    $   158,635     $   71,592      45.1%
 Biosciences                         119,580         61,439      51.4
 Rutherford Chemicals                 96,000         20,328      21.2
 All Other                            15,494          2,994      19.3
                                 -----------     ----------      ----
      Total                      $   389,709     $  156,353      40.1%
                                 ===========     ==========      ====

                                     Gross          Gross        Gross
                                     Sales         Profit $     Profit %
 2001
 Human Health                    $   150,414     $   66,938      44.5%
 Biosciences                          86,589         45,274      52.3
 Rutherford Chemicals                112,362         20,615      18.3
 All Other                            21,969          5,917      26.9
                                 -----------     ----------      ----
      Total                      $   371,334     $  138,744      37.4%
                                 ===========     ==========      ====

Gross sales for the first nine months 2002 increased 4.9% to $389,709 from $371,334 in the first nine months 2002. Sales in the Biosciences and Human Health segments increased compared to the first nine months 2001 which more than offset the decrease in the Rutherford Chemicals and All Other segments.

The Human Health Segment gross sales of $158,635 were $8,221 (5.5%) above the first nine months 2001. Gross sales were above the prior year primarily due to sales of a new amphetamine product used to treat attention deficit disorder, higher sales of gastrointestinal API's to meet increased demand and reflecting successful pricing negotiations, continued growth of a pharmaceutical intermediate used in therapeutic treatment of end-state kidney disease, higher market share in imaging products worldwide, higher sales of an anti-infective product resulting from re-entry into this market, and increased sales of pharmaceuticals used in central nervous system preparations due to higher U.S. and European demand, as well as timing of shipments. Partly offsetting these increases were lower sales of cardiovascular actives due to customer inventory management and competitive pressures, as well as a 2001 shipment of an anti-infection product in clinical trials which did not repeat in 2002. Human Health segment sales growth would have been 3.8% without the currency impact of the weaker U.S. dollar.

The Bioscience Segment gross sales of $119,580 increased 38.1% (up 13% without acquisitions) in the first nine months 2002 compared to the prior year period primarily due to the impact of the biopharmaceutical manufacturing acquisitions completed during the second half of 2001 along with improved suite utilization performance at the Maryland biopharmaceutical facility, and increased sales of endotoxin detection products reflecting the impact of a more focused sales force, higher Media and Serum sales (primarily liquid form) due to market share gains in Europe and strong shipments of Normal Human Cells reflecting improved product supply and quality. These increases were partly offset by the impact of the sale of the IVD cell business during the first quarter of 2002. Bioscience segment sales growth would have been 37.3% without the currency impact of the weaker U.S. dollar.

COMPARISON OF FIRST NINE MONTHS OF 2002 VERSUS NINE MONTHS OF 2001

Rutherford Chemicals Segment gross sales of $96,000 in the first nine months of 2002 declined $16,362 (14.6%) versus the first nine months of 2001, reflecting lower demand, competition pressures and timing of production campaigns for crop protection products, lower demand for certain performance enhancing chemicals, and continued weakness in the telecommunications and industrial coatings industries. These decreases were partly offset by increased sales of feed additive and personal care products.

The All Other Segment gross sales of $15,494 in the first nine months of 2002 were $6,475 (29.5%) below the prior year period of $21,969, reflecting lower feed additive sales due to customer inventory management, and the impact of a customer bringing in-house the manufacture of a performance enhancing polymer product, as well as customer inventory build-ups on another performance enhancing polymer product.

Export sales from U.S. businesses were $37,690 in the first nine months of 2002 compared to $35,404 in 2001. International sales from European operations totaled $180,818 for the first nine months of 2002 compared to $177,625 in 2001.

Gross profit in the first nine months of 2002 was $156,353 compared to $138,744 in 2001. Gross margin in 2002 increased to 40.1% from 37.4% in the first nine months of 2001. Included in the 2002 gross margins are a $2,620 benefit from an insurance settlement recorded against Cost of Goods Sold and $3,760 for a favorable arbitration award recorded in Other Revenue. Both items concern the Rutherford Chemicals businesses. Margins also include a special charge of $586 in the third quarter 2002 for a Rutherford inventory write-down related to the Rutherford asset impairments. Excluding these items, the overall 2002 gross margin was 38.6%. The Human Health gross margins were up slightly compared to the prior year due to a favorable product mix and overall higher volumes offset by lower production in certain European plants. The Bioscience segment margins declined slightly due primarily to under absorption of fixed costs at the biopharmaceutical contract manufacturing sites in the first half of 2002, partly offset by favorable product mix and higher volumes in the base business. Excluding the favorable items discussed above, lower Rutherford Chemicals and All Other segment margins primarily reflect lower volumes.

Selling, general and administrative expenses as a percentage of gross sales was 18.5% in the first nine months 2002, compared to 17.6% (15.2% on a pro-forma basis considering adoption of SFAS No. 142) for the same period in 2001. Higher administrative costs, excluding the impact of SFAS 142, were due primarily to the impact of the second half 2001 biopharmaceutical manufacturing acquisitions, a reduction of environmental accruals in the second quarter 2001, higher insurance premiums, employee benefit expenses and management incentives in 2002.

Research and development expenses of $13,004 were 3.3% of gross sales in 2002, compared to $14,557 or 3.9% of gross sales in 2001, reflecting open positions in the Biosciences group, seasonality of spending and staff reductions mainly in Rutherford Chemicals locations.

The operating profit in the first nine months of 2002 was $56,389 compared to $58,973 in 2001 ($67,923 on a pro-forma basis considering adoption of SFAS No.
142). Excluding the impact of the Rutherford insurance and arbitration items and the asset impairment charges, operating profit for the first nine months of 2002 was $65,434. The results primarily reflect higher sales in the Human Health and Biosciences Segments, the insurance settlement and arbitration award noted above and the reduced amortization expense as a result of the adoption of FASB No.
142. These items are partly offset by lower sales in Rutherford Chemicals and All other segments, the special charges noted above and higher administrative costs.

Net interest expense of $8,653 in the first nine months of 2002 increased $948 from 2001 reflecting the higher average debt balance due to financing of the 2001 acquisitions, partly offset by lower average interest rates. The average interest rate was 4.33% for the first nine months of 2002 versus 5.54% in 2001.

The provision for income taxes for the first nine months of 2002 resulted in an effective rate of 24.5% as compared with 27.6% in the same period of 2001. The decrease reflects the tax effect of the restructuring and special charges and a change in the geographic mix of income and the impact of the continuing R&D tax credit programs. Were it not for the restructuring and special charges the effective tax rate would have been 26%.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2002, the Company generated cash flow from operations totaling $80,790, an increase of $47,238 versus the same period a year ago. This increase in cash flows is due primarily to lower inventory purchases, timing of trade payable and tax payments, collection of the Rutherford insurance claim receivable and arbitration award, and lower trade receivables.

Capital expenditures were $35,059 in the nine months of 2002 as compared to $29,238 in 2001. Part of the funds were used for plant and laboratory upgrades at the Bio Science, BioWhittaker and Nordic facilities, as well as for a new production line for small scale pharmaceuticals at the Salsbury facility. The majority of the capital expenditures for the nine months of 2002 were in the Biosciences and Human Health segments.

Cash flow used by financing activities of $13,898 included net repayment of debt of $17,794 and payment of $2,336 in dividends partly offset by proceeds from exercises of stock options of $5,980.

During the first nine months of 2002, the Company paid cash dividends of $0.09 per share.

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

ITEM 4. CONTROLS AND PROCEDURES

      a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report. Based on such evaluation, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the period covered by this quarterly report.

                           PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITIES HOLDERS.

        Refer to Form 10-Q for the quarterly period ended June 30, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibit 99.1 - CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Exhibit 99.2 - CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            c)    Reports on Form 8K.

        The registrant did not file any reports on Form 8-K during the first nine months 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CAMBREX CORPORATION

                                   By    /s/Salvatore J. Guccione
                                         ------------------------------------
                                         Salvatore J. Guccione
                                         Sr. Vice President and
                                         Chief Financial Officer
                                         (On behalf of the Registrant and
                                         as the Registrant's Principal
                                         Financial Officer)


Date:    November 14, 2002

                               CAMBREX CORPORATION
     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


I, James A. Mack, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cambrex Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and we have:

   a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       /s/ James A. Mack
                                       ------------------------------
                                       James A. Mack
                                       Chairman of the Board and
                                       Chief Executive Officer

Date:  November 14, 2002

                               CAMBREX CORPORATION
     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, Salvatore J. Guccione, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cambrex Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and we have:

   a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       /s/ Salvatore J. Guccione
                                       ------------------------------------
                                       Salvatore J. Guccione
                                       Senior Vice President and
                                       Chief Financial Officer

Date:  November 14, 2002