Form 10-K
period 2002-12-31
CAMBREX CORP
filed 2003-03-20
CIK 820081

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $973,042,420 as of June 30, 2002.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of February 28, 2003, there were 25,859,188 shares outstanding of the registrant's Common Stock, $.10 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1  BUSINESS.

GENERAL

     Cambrex Corporation (the "Company" or "Cambrex"), a Delaware corporation, began business in December 1981. The Company primarily provides products and services worldwide to the life sciences industry. Cambrex operates in four segments, Human Health, Biosciences, Rutherford Chemicals and All Other. Each of these segments includes various product categories. The Company has continued to evolve into a life science based organization through acquisitions and internal investments. The Company's overall strategy for the Human Health and Biosciences segments is to focus on niche markets that have global opportunities, build on strong customer relations to enhance its new products pipeline, and support state-of-the-art technology, while being a leader in environmental, health and safety performance.

     Within each of the segments, the Company uses a consistent business approach:

        1. Niche market focus: The Company participates in niche markets requiring significant technical expertise.

        2. Market leadership: The Company is a leading supplier of essential products and services to accelerate drug discovery, development and manufacturing, for which pricing is not the primary determinant of the buying decision.

        3. Continued margin expansion: The Company reviews product and service profitability on a continuing basis to eliminate those not meeting operating profit goals and replaces them with products and services that can generate higher financial returns.

     The Company has a number of key strategic initiatives:

        1. Continue the transition to a pure-play life sciences company.

        2. Increase revenue targets generated by new product introductions through continued investment in research and development.

        3. The Company will drive growth in strategic business segments through the prudent acquisition of product lines, technologies, and capabilities to increase the Company's position in its niche markets.

        4. The Company will maintain its ongoing commitment to continuous improvement and cost reduction to improve productivity and manage costs.

        5. The Company will leverage its broad capabilities and reputation across the market segments in which they participate.

        6. The Company plans to introduce or acquire new products and services that bring the Company closer to the patient and provide life science testing services.

     Effective January 1, 2002, the operating units that primarily produce specialty and fine chemicals and animal health and agriculture products were combined under a new business unit, Rutherford Chemicals, Inc. Rutherford Chemicals, Inc. includes CasChem, Inc., Bayonne, New Jersey; Cosan Chemical Corporation, Carlstadt, New Jersey; Heico Chemicals, Inc., Delaware Water Gap, Pennsylvania; Nepera, Inc., Harriman, New York; Zeeland Chemicals, Inc., Zeeland, Michigan; and Seal Sands Chemicals Ltd., Middlesbrough, United Kingdom. In the fourth quarter 2002, the Company announced that it had engaged a financial advisor to assist the Company in investigating strategic alternatives for the Rutherford Chemicals segment.

     On October 30, 2001, Cambrex completed the acquisition of the Marathon Biopharmaceuticals ("Marathon") business, located in Hopkinton, Massachusetts, for approximately $26,000 in cash through a

---------------
(dollars in thousands, except share data) share purchase of CoPharma Inc. Marathon is a full-service cGMP manufacturer of biopharmaceutical ingredients and purified bulk biologics for pre-clinical evaluation, clinical trials and commercial scale quantities. This acquisition strengthens Cambrex's existing capabilities for producing pre-clinical, clinical and commercial quantities of bulk biologics. Assets acquired and liabilities assumed have been recorded at their estimated fair values. Goodwill was recorded at approximately $11,035 and other identifiable intangibles were recorded at $2,153. Subsequent to the acquisition, the acquired subsidiary's formal name was changed to Cambrex Bio Science Hopkinton, Inc.

     On June 1, 2001, Cambrex completed its acquisition of the Bio Science Contract Production Corporation ("Bio Science") biopharmaceutical manufacturing business in Baltimore, Maryland. The business involves the cGMP manufacture of purified bulk biologics and pharmaceutical ingredients. The total purchase price was approximately $120,000 in cash, which was funded by an existing line of credit facility. Additional purchase price payments of up to $25,000 may be made depending on future business performance over the four years following the date of purchase. No additional performance-based payments have been made to date. Assets acquired and liabilities assumed have been recorded at their estimated fair values. Goodwill was recorded at approximately $117,800, including incremental deal costs. In addition, identifiable intangible assets of $3,382 was recorded. Subsequent to the acquisition, the acquired subsidiary's formal name was changed to Cambrex Bio Science Baltimore, Inc.

     On August 29, 2000, Cambrex Corporation announced that its CasChem, Inc. subsidiary had licensed the castor oil based ester products business from Arizona Chemical, Jacksonville, FL through a perpetual licensing agreement for approximately $4,500. The agreement provided CasChem with process technologies, customer lists, and supply of raw materials. The ester products are used in personal care and coatings applications. The license cost is included in intangible assets. As part of the transaction, CasChem also entered into a five-year supply agreement with Arizona Chemical to manufacture a line of toll oil based products used in the lubricant and lithographic ink markets.

     On July 24, 2000, the Company completed the acquisition of Lumitech Limited, an emerging company based in Nottingham, United Kingdom, which provides products and services used in the high throughput screening market for drug discovery. The Company paid approximately $4,700 in cash at closing, the majority of which was recorded as patents and other intangibles, with additional future performance-based payments of up to $16,000 due over the next five years. The acquired patents and other intangibles are being amortized over 20 years. Subsequent to the acquisition, the acquired subsidiary's formal name was changed to Cambrex Bio Science Nottingham Limited.

     On March 2, 2000, the Company completed the acquisition of Conti BC NV, a manufacturer and supplier of pharmaceutical intermediates and active pharmaceutical ingredients, located in Landen, Belgium. The Company paid approximately $6,200 in cash and assumed debt for the business. At the time of the transaction, goodwill was recorded at $451. Subsequent to the acquisition, the acquired subsidiary's formal name was changed to Cambrex Profarmaco Landen NV.

---------------
(dollars in thousands, except share data)

     In 2002, the Company changed the names of their life sciences subsidiaries to leverage capabilities and reputation across the corporation. The new subsidiary names are listed below:

OLD NAME                                                   CURRENT NAME
--------                                                   ------------
Nordic Synthesis AB.........................   Cambrex Karlskoga AB
Salsbury Chemicals, Inc.....................   Cambrex Charles City, Inc.
Chiragene, Inc..............................   Cambrex North Brunswick, Inc.
Cambrex Bio Science,Inc.....................   Cambrex Bio Science Baltimore, Inc.
Cambrex Bio Science MA, Inc.................   Cambrex Bio Science Hopkinton, Inc.
Conti BC NV.................................   Cambrex Profarmaco Landen NV
Irotec Laboratories Limited.................   Cambrex Profarmaco Cork Limited
Profarmaco S.r.l. ..........................   Cambrex Profarmaco Milano S.r.l.
BioWhittaker Europe Sprl....................   Cambrex Bio Science Verviers Sprl
BioWhittaker, Inc...........................   Cambrex Bio Science Walkersville,
                                               Inc.
BioWhittaker UK Limited.....................   Cambrex Bio Science Wokingham Limited
Lumitech Limited............................   Cambrex Bio Science Nottingham
                                               Limited
BioWhittaker Molecular Applications, Inc....   Cambrex Bio Science Rockland, Inc.
BioWhittaker Molecular Applications ApS.....   Cambrex Bio Science Copenhagen ApS

PRODUCTS

     The Company uses its technical expertise in a wide range of chemical and biological processes to meet the needs of its customers for high quality products and services for specialized applications. The following table sets forth for the periods indicated information concerning gross sales from the Company's four segments:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2002      2001(2)     2001(1)
                                                     --------    --------    --------
Human Health.......................................  $209,074    $199,858    $187,420
Biosciences........................................   163,302     124,973      96,232
Rutherford Chemicals...............................   129,318     143,903     169,920
All Other..........................................    20,482      30,460      38,972
                                                     --------    --------    --------
  Gross Sales......................................  $522,176    $499,194    $492,544
                                                     ========    ========    ========

---------------
(1) Sales from Conti BC NV (now known as Cambrex Profarmaco Landen NV) acquired in March 2000, Lumitech Limited (now known as Cambrex Bio Science Nottingham Limited) acquired July 2000, and the Arizona Chemical product lines licensed in August 2000, are included from dates of acquisition.

(2) Sales from Cambrex Bio Science Baltimore, Inc. acquired in June 2001, and Cambrex Bio Science Hopkinton, Inc. acquired in October 2001, are included from dates of acquisition.

     Human Health: The Human Health segment is primarily comprised of pharmaceutical ingredients derived from organic chemistry. Products and services are supplied globally to innovative and generic drug companies. Products include active pharmaceutical ingredients and advanced pharmaceutical intermediates. Services include development and manufacturing services.

     The Human Health Segment is classified into four principal product groups:
(1) Active Pharmaceutical Ingredients, (2) Pharmaceutical Intermediates, (3) Imaging Chemicals, and (4) Other. These products are sold to a diverse group of more than 1,100 customers, with two customers accounting for more than 10% of 2002 sales in this segment; one a distributor representing multiple customers, accounting for 15.6%, and a second accounting for 12.7%. Many of these products are also sold through agents. Also, one active pharmaceutical ingredient makes up 15.6% of 2002 sales in this segment.
---------------
(dollars in thousands, except share data)

     This table summarizes the gross sales for this product segment:

                                                                        $         %
                                                2002        2001      CHANGE    CHANGE
                                              --------    --------    ------    ------
Active Pharmaceutical Ingredients...........  $171,794    $165,457    $6,337     3.8%
Pharmaceutical Intermediates................    24,194      25,059      (865)   (3.5)
Imaging Chemicals...........................    11,689       8,241     3,448    41.8
Other.......................................     1,397       1,101       296     N/A
                                              --------    --------    ------
          Total Human Health................  $209,074    $199,858    $9,216     4.6%
                                              ========    ========    ======     ===

     Human Health sales of $209,074 increased $9,216 or 4.6% including the favorable effects of foreign currency. Human Health sales growth would have been 1.8% without the currency impact of the weaker U.S. dollar.

     Active Pharmaceutical Ingredients ("APIs") are manufactured under Food and Drug Agency current good manufacturing practices (cGMP) for use as the active ingredients in prescription and over-the-counter drugs. APIs include active ingredients used in products for gastro-intestinal, cardiovascular, endocrine, central nervous system, respiratory, diuretics, anti-infective, anti-inflammatory, immunology and various other uses. APIs sales of $171,794 were $6,337 or 3.8% above the prior year due primarily to the introduction of an amphetamine product used to treat attention deficit disorders, higher sales of gastrointestinal APIs used to treat ulcerative colitis to meet increased demand, partly offset by lower sales of cardiovascular actives due to customer inventory reductions and competitive pricing pressures and a new insomnia product shipment in 2001 for clinical trials which did not repeat in 2002.

     Pharmaceutical Intermediates sales of $24,194 were $865 or 3.5% below 2001 primarily due to lower sales of an antihistamine product due to falloff in customer demand and a 2002 shipment of a new anti-infective product for use in clinical trials which was less than the 2001 shipment, partially offset by higher sales of an intermediate used in a therapeutic drug for treatment of end-stage kidney disease.

     Imaging chemicals sales were higher than 2001 by $3,448 or 41.8% due to higher demand in 2002.

     Other product category changes from prior year were not significant.

     Biosciences: This segment consists of cell culture products (including living cell cultures, cell culture media, cell culture media supplements, and cell therapy services), endotoxin detection products, electrophoresis and chromatography products, and contract biopharmaceutical manufacturing services at clinical and commercial scale for the biotechnology and pharmaceutical industries. The Company utilizes both fermentation and mammalian cell culture technologies. Services include media optimization, cell banking and purification. The Company manufactures more than 1,800 products which are sold to more than 14,000 customers worldwide with one customer accounting for 10.7% of 2002 sales in this category.

     This table summarizes the gross sales for this product segment:

                                                                        $         %
                                               2002        2001      CHANGE     CHANGE
                                             --------    --------    -------    ------
Cells and Media............................  $ 58,631    $ 54,708    $ 3,923      7.2%
Endotoxin Detection........................    27,156      23,786      3,370     14.2
Contract Biopharmaceutical Manufacturing...    55,218      22,461     32,757    145.8
Electrophoresis, Chromatography & Other....    22,297      24,018     (1,721)    (7.2)
                                             --------    --------    -------
          Total Biosciences................  $163,302    $124,973    $38,329     30.7%
                                             ========    ========    =======    =====

     Gross sales of $163,302 were $38,329 or 30.7% above 2001 due primarily to the impact of the biopharmaceutical manufacturing acquisitions completed during the second half of 2001 (sales growth of 9.1% excluding the effect of the acquisitions), and increased sales of endotoxin protection products reflecting the

---------------
(dollars in thousands, except share data) impact of a more focused sales force and introduction of FDA compliant software in mid 2002, higher Media and Serum sales (primarily liquid form) due to market share gains in Europe and strong shipments of Normal Human Cells reflecting improved product supply and quality. These increases were partly offset by the impact of the sale of the In Vitro Diagnostic cell business during the first quarter of 2002. Biosciences segment sales growth would have been 29.0% without the currency impact of the weaker U.S. dollar.

     Rutherford Chemicals: The Rutherford Chemicals segment includes operations in animal health, agriculture, and specialty and fine chemicals. These products are used in feed additive, agriculture, photography, pigments, polymers, fuel/oil addition, catalysts, telecommunications, coatings, electronics, specialty plastics and other specialty additives. These products are sold to approximately 1,300 customers with no one customer accounting for over 10% of 2002 sales in this segment.

     This table summarizes the gross sales for this product segment:

                                                                       $          %
                                              2002        2001       CHANGE     CHANGE
                                            --------    --------    --------    ------
Vitamin B-3...............................  $ 10,324    $  6,629    $  3,695     55.7%
Agricultural Intermediates................    22,785      31,535      (8,750)   (27.7)
Performance Enhancing Chemicals...........    31,199      34,753      (3,554)   (10.2)
Polymer Systems...........................    21,029      27,871      (6,842)   (24.5)
Personal Care Ingredients.................    20,356      20,591        (235)    (1.1)
Other.....................................    23,625      22,524       1,101      4.9
                                            --------    --------    --------
          Total...........................  $129,318    $143,903    $(14,585)   (10.1)%
                                            ========    ========    ========    =====

     Gross sales of $129,318 in 2002 declined $14,585 or 10.1% below 2001, reflecting lower demand and timing of production campaigns for crop protection products, lower demand for certain performance enhancing chemicals, and continued weakness in the telecommunications and industrial coatings industries.

     All Other: This segment includes specialty and fine chemicals and animal and health products not manufactured at the Rutherford Chemicals facilities. These products are sold to approximately 140 customers with one customer representing 43.8% of 2002 sales in this segment. Also, two products account for more than 10% of 2002 sales in this segment. An agriculture/animal health product that accounted for 43.8% and a performance enhancing chemical that makes up 11.0%.

                                                                         $        %
                                                   2002      2001     CHANGE    CHANGE
                                                  -------   -------   -------   ------
  Agriculture/Animal Health.....................  $11,608   $16,694   $(5,086)  (30.5)%
  Performance Enhancing Chemicals...............    8,874    13,766    (4,892)  (35.5)
                                                  -------   -------   -------
          Total.................................  $20,482   $30,460   $(9,978)  (32.8)%
                                                  =======   =======   =======   =====

     Gross sales of $20,482 in 2002 were $9,978 or 32.8% below the prior year period of $30,460, reflecting lower feed additive sales due to customer inventory management, the impact of a customer bringing in-house the manufacture of a performance enhancing polymer product, as well as customer inventory reductions in another performance enhancing polymer product.

MARKETING AND DISTRIBUTION

     The Company's Human Health segment generally includes high value, low-medium volume products requiring significant technical expertise for their development and manufacture. Marketing generally requires significant cooperative effort among a small highly trained sales and marketing staff, a technical staff who can assess the technical fit and estimate manufacturing economics, and the business unit management to determine the strategic and business fit. Such a process may take from two to five years before a commercial

---------------
(dollars in thousands, except share data) product is fully established. Sales of established products may be handled by agents in those areas where direct sales efforts are not economical.

     For the Biosciences segment, the Company markets and sells its products in the United States and Europe principally through its own direct sales force. The remaining international markets are served principally through an extensive network of independent distributors. The Company has implemented e-commerce software to market and sell these products in the U.S.

     For the Rutherford Chemicals segment, marketing and distribution is more typical of specialty chemical companies, with products being sold to customers from inventory in volumes ranging from rail cars to five gallon containers. Sales may be handled by Company salespeople, distributors or agents, as appropriate.

RAW MATERIALS

     The Company uses a wide array of raw materials in the conduct of its businesses. The Company's specialty chemical facility in Bayonne, New Jersey uses significant amounts of castor oil and compounds derived from petroleum feedstocks in manufacturing a limited number of its products. The Company believes it is one of the largest purchasers of castor oil in the United States, and has the ability to take delivery and store a large quantity of castor oil. Castor oil is used primarily in the manufacture of the Company's polymer systems for coatings, telecommunication, and electronic applications. Castor oil, which is not produced in the United States, is an agricultural product, the market price of which is affected by natural factors relating to the castor bean crop from which the oil is produced. Castor oil is produced commercially in a few foreign countries, with India currently being the largest exporter. The Company has been generally able to obtain adequate supplies of castor oil at acceptable prices in the past and expects to be able to continue to do so in the future.

     Pyridine, which accounted for approximately 4%, 5% and 5% of gross revenues in 2002, 2001 and 2000, respectively, is produced by the Company by a process involving the high temperature reaction of acetaldehyde, formaldehyde and ammonia. Acetaldehyde is available from a limited number of suppliers in North America. The Company uses one primary supplier in the U.S. at competitive prices. The average price of acetaldehyde decreased approximately 20.6% during 2002 after increasing 2.0% in 2001. While formaldehyde is available from multiple sources, a majority is obtained from a local supplier in the U.S. at competitive prices. The average price of formaldehyde in 2002 decreased approximately 16.0% from 2001 after increasing 16.0% in 2001 from 2000. The average price of ammonia in 2002 decreased approximately 25.3% from 2001 after increasing 23.8% in 2001 from 2000. The Company obtains acetaldehyde, formaldehyde and ammonia pursuant to long-term supply contracts under which the price for the raw material adjusts to market conditions.

     For its biosciences products, the Company buys materials from many suppliers and is generally not dependent on any one supplier or group of suppliers. Nonetheless, although there is a well-established market for raw fetal bovine serum, its price and supply are cyclical and fluctuate. The Company also is dependent on one company for the raw materials used to make Agarose products (used by Cambrex Bio Science Rockland, Inc. and Cambrex Bio Science Copenhagen ApS in electrophoresis media products). A long term contract is in effect for this supply.

     The other key raw materials used by the Company are advanced organic intermediates and generally have been in adequate supply from multiple suppliers.

RESEARCH AND DEVELOPMENT

     The Company's research and development program is designed to increase the Company's competitiveness through improving its technology and developing processes for the manufacture of new products to meet customer requirements. The goals are to introduce innovative products, improve manufacturing processes to reduce costs, improve quality and increase capacity, and to identify market opportunities which warrant a

---------------
(dollars in thousands, except share data) significant technical effort, and offer the prospects of a long-term, profitable business relationship. Research and development activities are performed at most of the Company's manufacturing facilities in both the United States and Europe. Approximately 335 employees are involved directly in research and development activities worldwide.

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

     The Company spent approximately $17,629, $19,619 and $14,267 in 2002, 2001 and 2000, respectively, on research and development efforts.

PATENTS AND TRADEMARKS

     The Company has patent protection in some of its product areas. However, the Company relies primarily on know-how in many of its manufacturing processes and techniques not generally known to other life sciences companies for developing and maintaining its market position.

     The Company currently owns approximately 120 United States patents which have various expiration dates beginning in 2003 through 2019 and which cover selected items in each of the Company's major product areas. The Company also owns the foreign equivalent of many of its United States patents. In addition, the Company has applied for patents for various concepts and is in the process of preparing patent applications for other concepts. In conjunction with the acquisition of BioWhittaker, the Company acquired patent and other proprietary rights, which are material to the endotoxin detection products.

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

     Competition for the Company's Rutherford Chemicals segment is more typical of chemical markets. Competition exists from other producers of the Company's products and from other products that may offer equivalent properties. Competition in these areas is generally based on product performance, customer service, product quality and pricing.

---------------
(dollars in thousands, except share data)

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

     Known environmental matters which may result in liabilities to the Company and the related estimates and accruals are summarized in Note #24 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

     Present and Future Environmental Expenditures: The Company's policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations. The Company believes it is in general compliance with such requirements and has adequate professional staff and systems in place to remain in compliance. In some cases, compliance can only be achieved by capital expenditures, and the Company made capital expenditures of approximately $4,417 in 2002, $3,900 in 2001, and $5,300 in 2000 for environmental projects. The Company anticipates that capital requirements will increase in subsequent years as a result of the Clean Air Act Amendments and other pending environmental laws. Additionally, as the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related expenditures will most likely increase. The Company considers costs for environmental compliance to be a normal cost of doing business, and includes such costs in pricing decisions.

EMPLOYEES

     At December 31, 2002 the Company had 2,216 employees worldwide (980 of whom were from international operations) compared with 2,079 employees at December 31, 2001 and 1,852 at December 31, 2000.

     All hourly plant employees at the Bayonne, New Jersey facility are represented by Local 2-406 of the Paper, Allied and Chemical Workers International Union under a contract expiring September 17, 2003 and the hourly plant employees at the Harriman, New York facility are represented by Local 810 of the International Brotherhood of Teamsters under a contract expiring June 30, 2004. Cambrex Karlskoga AB, Cambrex Profarmaco Landen NV, Cambrex Profarmaco Cork Limited, and Cambrex Profarmaco Milano S.r.l. production, administration, scientific and technical employees are represented by various local and national unions. The Company believes its labor relations are satisfactory.

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

EXPORT AND INTERNATIONAL SALES

     The Company exports numerous products to various areas, principally Western Europe, Asia and Latin America. Export sales from the Company's domestic operations in 2002, 2001 and 2000 amounted to $50,930, $45,041 and $50,910, respectively. Sales from international operations were $241,113 in 2002, $232,921 in 2001, and $230,476 in 2000. Refer to Note #22 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

AVAILABLE INFORMATION

     This annual report on Form 10-K, as well as the Company's reports on Form 10-Q, and current reports on Form 8-K, are made available free of charge on the Company's Internet website www.cambrex.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

---------------
(dollars in thousands, except share data)

ITEM 2  PROPERTIES.

     Set forth below is information relating to the Company's manufacturing facilities:

                                         OPERATING
LOCATION                 ACREAGE        SUBSIDIARY                  PRODUCT LINES MANUFACTURED
--------                 -------        ----------                  --------------------------
Bayonne, NJ               8 acres      CasChem, Inc.      Personal Care Ingredients; Biomedical
                                                          Urethanes; Performance Enhancers; Polymer
                                                          Systems
Harriman, NY             29 acres      Nepera, Inc.       Personal Care Ingredients; Vitamin B-3;
                                                          Agricultural Intermediates; Performance
                                                          Enhancing Chemicals
Delaware Water Gap, PA   12 acres         CasChem         Performance Enhancing Chemicals; Polymer
                                     d/b/a Heico, Inc.    Systems
Charles City, IA         57 acres         Cambrex         Active Pharmaceutical Ingredients;
                                    Charles City, Inc.    Pharmaceutical Intermediates; Imaging
                                                          Chemicals; Animal Health Products Performance
                                                          Enhancing Chemicals
Zeeland, MI              14 acres      Zeeland,Inc.       Personal Care Ingredients; Catalysts;
                                                          Performance Enhancing Chemicals
Middlesbrough, England   12 acres       Seal Sands        Pharmaceutical Intermediates; Personal Care
                                     Chemicals Limited    Ingredients, Catalysts; Agricultural
                                                          Intermediates; Performance Enhancing
                                                          Chemicals; Polymer Systems
Karlskoga, Sweden        42 acres         Cambrex         Active Pharmaceutical Ingredients;
                                       Karlskoga AB       Pharmaceutical Intermediates; Imaging
                                                          Chemicals; Personal Care Ingredients;
                                                          Catalysts; Agricultural Intermediates;
                                                          Performance Enhancing Chemicals
Paullo (Milan), Italy    13 acres         Cambrex         Active Pharmaceutical Ingredients
                                        Profarmaco
                                       Milano S.r.l.
Walkersville, MD        116 acres         Cambrex         Cells and Media; Endotoxin Detection
                                        Bio Science
                                    Walkersville, Inc.
Verviers, Belgium         9 acres         Cambrex         Cells and Media
                                        Bio Science
                                       Verviers Sprl
Cork, Ireland            21 acres         Cambrex         Active Pharmaceutical Ingredients;
                                        Profamraco        Pharmaceutical Intermediates
                                       Cork Limited
Rockland, ME             93 acres         Cambrex         Electrophoresis and Chromatography
                                        Bio Science
                                      Rockland, Inc.
Copenhagen, Denmark        Leased         Cambrex         Electrophoresis and Chromatography
                                        Bio Science
                                      Copenhagen ApS
Landen, Belgium          40 acres         Cambrex         Active Pharmaceutical Ingredients
                                        Profarmaco
                                         Landen NV
Nottingham, England        Leased         Cambrex         BioAssay Products; Reagent Kits
                                        Bio Science
                                    Nottingham Limited
Baltimore, MD              Leased         Cambrex         Contract Biopharmaceuticals
                                        Bio Science
                                      Baltimore, Inc.
Hopkinton, MA              Leased         Cambrex         Contract Biopharmaceuticals
                                        Bio Science
                                      Hopkinton, Inc.

---------------
(dollars in thousands, except share data)

     The Company owns all the above facilities and properties, with the exception of the leased facilities in Nottingham, England, Copenhagen, Denmark, Baltimore, Maryland and Hopkinton, Massachusetts. The Company also leases 42,000 square feet in North Brunswick, New Jersey for its Center of Technical Excellence, which has a 10 year term ending March 27, 2010. In addition, the Company owns a four acre site and buildings in North Haven, CT and thirty-one acres of undeveloped land adjacent to the North Haven facility, one hundred and three acres of undeveloped land adjacent to the Harriman facility, sixty-six acres of undeveloped land adjacent to the Zeeland facility, eighty-one acres in Walkersville, Maryland and a three acre site in Carlstadt, New Jersey. The Company believes its facilities to be in good condition, well-maintained and adequate for its current needs.

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

ITEM 3  LEGAL PROCEEDINGS.

     See "Environmental and Safety Regulations and Proceedings" under Item 1 and Note #24 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements with respect to various proceedings involving the Company in connection with environmental matters. The Company is party to a number of other proceedings also discussed in Note #24. Management is of the opinion that while the ultimate liability resulting from those proceedings, as well as environmental matters, may have a material effect upon the results of operations in any given year, they will not have a material adverse effect upon the Company's liquidity nor its financial position.

     In connection with the restatement disclosed in Note 2 to the accompanying financial statements, the Company voluntarily contacted and made various disclosures regarding certain inter-company accounting controls and procedures to the Securities and Exchange Commission ("SEC"). As a result of the voluntary disclosures, the SEC began an informal inquiry relating to the inter-company accounting matter discussed further in Note 2. The Company is fully cooperating with the SEC's inquiry.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

---------------
(dollars in thousands, except share data)

ITEM 10  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table lists the executive officers of the Company:

NAME                                        AGE                         OFFICE
----                                        ---                         ------
James A. Mack.............................  65    President, Chairman of the Board, Chief Executive
                                                  Officer
Claes Glassell(1).........................  51    President and Chief Operating Officer
Steven M. Klosk...........................  45    Executive Vice President, Administration
Salvatore J. Guccione.....................  40    Executive Vice President, Corporate Strategy and
                                                  Development
Luke M. Beshar............................  44    Senior Vice President and Chief Financial Officer
Peter E. Thauer...........................  63    Senior Vice President, Law & Environment General
                                                  Counsel & Corporate Secretary
John Antonelli, Jr. ......................  47    Vice President, Tax and Treasurer
Thomas N. Bird............................  58    Vice President, Corporate Development
Ronnie D. Carroll, PhD....................  62    Vice President and Chief Technology Officer,
                                                  Pharmaceutical Technologies
Robert J. Congiusti.......................  49    Vice President, Information Technology
Daniel R. Marshak, PhD....................  45    Vice President and Chief Technology Officer,
                                                  Biotechnology

---------------

(1) Resigned effective January 31, 2003.

     The Company's executive officers are elected by the Board of Directors and serve at the Board's discretion.

     Mr. Mack was elected Chairman of the Board of Directors on October 28, 1999. Effective January 31, 2003, Mr. Mack was re-appointed President. He also retains his position as Chief Executive Officer. Mr. Mack has been Chief Executive Officer since Mr. Baldwin's retirement on April 1, 1995. Mr. Mack was appointed President and Chief Operating Officer and a director of the Company in February 1990. For five years prior thereto he was Vice President in charge of the worldwide Performance Chemicals businesses of Olin Corporation, a manufacturer of chemical products, metal products, and ammunition and defense-related products. Mr. Mack was Executive Vice President of Oakite Products, Inc. from 1982 to 1984. Prior to joining Oakite, he held various positions with The Sherwin-Williams Company, most recently as President and General Manager of the Chemicals Division from 1977 to 1981. Mr. Mack is a past Chairman of the Board of Governors of the Synthetic Organic Chemical Manufacturing Association and is a member of the Board of Trustees of the Michigan Tech Alumni Fund.

     Mr. Glassell has resigned from his positions at Cambrex effective January 31, 2003. Prior to his resignation he was appointed President and Chief Operating Officer, and elected as a director in July 2001. Previously, he had been Executive Vice President and Chief Operating Officer since July 2000. From July 1998 to July 2000 Mr. Glassell held the position of President, Pharmaceutical Group. Mr. Glassell was appointed President, International in November 1997. Mr. Glassell was appointed Vice President of Cambrex in November 1994. After extensive management experience at Nordic and Profarmaco, he joined Cambrex as a result of the 1994 acquisition of Nordic and Profarmaco. In 1989, he joined Nordic as President and CEO for Nordic's Chemistry Business. From 1986 to 1989, he worked for the agricultural division of Berol Europe Ltd.

     Mr. Klosk was appointed Executive Vice President, Administration in October 1996. Mr. Klosk joined the Company in October 1992 as Vice President, Administration. From February 1988 until he joined Cambrex, he was Vice President, Administration and Corporate Secretary for The Genlyte Group, Inc., a

---------------
(dollars in thousands, except share data) lighting fixture manufacturer. From 1985 to January 1988, he was Vice President, Administration for Lightolier, Inc., a subsidiary of The Genlyte Group, Inc.

     Mr. Guccione was appointed Executive Vice President, Corporate Strategy and Development in December 2002. He also served as Senior Vice President and Chief Financial Officer from May 2001 through December 2002. Previously, he held the position of Senior Vice President, Corporate Development since January 2001. Mr. Guccione joined the Company in December 1995 as Vice President, Corporate Development. Prior to joining the Company, from 1993 to 1995, he held the position of Vice President and General Manager of the International Specialty Products (ISP) Personal Care Division. He also served as Director of Corporate Development for ISP, and had other various positions in Corporate Development at ISP from 1987-1993.

     Mr. Beshar joined the Company on December 5, 2002 as Senior Vice President and Chief Financial Officer. Prior to joining Cambrex, Mr. Beshar was Senior Vice President and Chief Financial Officer for Dendrite International. Prior to Dendrite, he was Executive Vice President, Finance and Chief Financial Officer for Expanets, Inc. from November 1998 through January 2002. Mr. Beshar has served as Chief Financial Officer for other businesses in his career and has been the President and Chief Executive Officer of a company privately owned by Merrill Lynch Capital Partners.

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

     Mr. Antonelli was appointed Vice President, Tax and Treasurer in April 1999. His prior position was Treasurer and Director of Taxation which he held since April 1998. He joined the Company in June 1995 as Director of Taxes. Prior to joining the Company, Mr. Antonelli was Corporate Tax Manager at InterMetro Industries, a worldwide manufacturer and distributor of storage and shelving systems. Mr. Antonelli is a Certified Public Accountant who has worked for PriceWaterhouse, KPMG and Parente Randolph.

     Mr. Bird was appointed Vice President, Corporate Development in January 2002. From January 2001 to January 2002, he held the position of Vice President, Business Development, Life Sciences. Prior to that, Mr. Bird served as President, Biosciences Group since July 1998. Mr. Bird joined the Company in June 1997, as President of Nepera, Inc. He was previously President of the consulting firm of Bavier, Bulgar and Goodyear since 1994. Prior to that, Mr. Bird maintained various vice presidential positions with Commercial Intertech Corporation in their Fluid Purification Group.

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

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Effective March 5, 1998 the Company's Common Stock, $.10 par value, was listed on the New York Stock Exchange (NYSE), continuing under the symbol CBM. From November 15, 1990 to March 5, 1998, the Company's Common Stock had been traded on the American Stock Exchange (AMEX). The following table sets forth the closing high and low sales price of the Common Stock as reported on the NYSE:

2002                                                          HIGH      LOW
----                                                         ------    ------
First Quarter..............................................  $44.30    $38.33
Second Quarter.............................................   43.66     37.44
Third Quarter..............................................   39.88     30.95
Fourth Quarter.............................................   37.97     24.10

2001                                                          HIGH      LOW
----                                                         ------    ------
First Quarter..............................................  $48.11    $39.38
Second Quarter.............................................   56.99     40.28
Third Quarter..............................................   53.52     33.53
Fourth Quarter.............................................   43.60     33.47

     As of February 28, 2003, the Company estimates that there were approximately 4,400 beneficial holders of the outstanding Common Stock of the Company.

     The quarterly dividend on common stock was $0.03 for 2002 and 2001.

ITEM 6 SELECTED FINANCIAL DATA.

     The following selected consolidated financial data of the Company for each of the years in the five year period ended December 31, 2002 are derived from the audited financial statements. The consolidated financial statements of the Company as of December 31, 2002 and December 31, 2001 and for each of the years in the three year period ended December 31, 2002 and the report of independent accountants thereon are included elsewhere in this annual report. The data presented below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

     Cambrex Corporation restated its results for the five year period from 1997-2001. This restatement resulted from a fourth quarter 2002 management review of the inter-company processes and controls which identified certain discrepancies in the inter-company accounts. Based upon this review, the Company has determined that certain administrative and other charges were not properly expensed in these prior periods. The cumulative overstatement of earnings was approximately $6.1 million before taxes or $5.1 million, after taxes. Selling, general and administrative expenses were increased in 2001, 2000, 1999 and 1998 by $1.7 million, $3.5 million, $0.2 million and $0.8 million, respectively, and decreased in 1997 by $0.1 million. Net income was overstated by $1.3 million, $2.9 million, $0.2 million and $0.8 million in 2001, 2000, 1999 and 1998, respectively and understated by $0.1 million in 1997. In addition, reclassifications of certain balance sheet accounts were also determined to be necessary. The effects of such items and the specific accounts affected are reflected in Note 2 to the accompanying financial statements. This restatement did not have any impact on the Company's cash flows nor on 2002 reported results from operations.

---------------
(dollars in thousands, except share data)

                                                                YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------
                                                2002      2001(1)      2000(2)      1999(3)        1998
                                              --------   ----------   ----------   ----------   ----------
                                                         (RESTATED)   (RESTATED)   (RESTATED)   (RESTATED)
                                                         (IN THOUSANDS, EXCEPT PER-SHARE DATA)
INCOME DATA:
Gross sales.................................  $522,176    $499,194     $492,544     $484,560     $441,683
Net revenues................................   526,943     498,855      492,095      488,489      464,143
Gross profit................................   200,176     179,335      177,495      167,163      163,417
Selling, general and administrative.........    98,563      91,651       85,714       77,904       77,428
Research and development....................    17,629      19,619       14,267       14,255       13,956
Restructuring and other charges.............    14,501      18,649           --           --           --
Vitamin B-3 provision.......................    10,000       4,400           --        6,000           --
Operating profit............................    59,483      45,016       77,514       69,004       72,033
Interest expense, net.......................    11,237      10,567       11,487        9,723       10,227
Other (income) expense, net.................        64        (277)        (329)         555          945
Income before taxes.........................    48,182      34,726       66,356       58,726       60,861
Net income..................................    36,233      25,312       46,707       37,903       38,339
EARNINGS PER SHARE DATA:
Earnings per common share and common share
  equivalents:
  Basic.....................................  $   1.40    $   0.99     $   1.87     $   1.54     $   1.58
  Diluted...................................  $   1.37    $   0.96     $   1.79     $   1.48     $   1.51
Weighted average shares outstanding:
  Basic.....................................    25,954      25,648       25,015       24,572       24,194
  Diluted...................................    26,520      26,495       26,157       25,613       25,412
DIVIDENDS PER COMMON SHARE..................  $   0.12    $   0.12     $   0.12     $   0.12     $   0.11
BALANCE SHEET DATA: (AT END OF PERIOD)
  Working capital...........................  $179,990    $159,224     $137,500     $158,950     $152,278
  Total assets..............................   867,528     818,375      681,617      673,396      617,070
  Long-term obligations.....................   267,434     312,524      168,591      225,922      191,372
  Total stockholders' equity................   412,682     345,098      330,995      291,150      272,834

---------------
(1) Includes the results of Cambrex Bio Science Baltimore, Inc. from the date of acquisition effective June 2001, the results of Cambrex Bio Science Hopkinton, Inc. from the date of acquisition effective October 2001.

(2) Includes the results of Cambrex Profarmaco Landen NV from the date of acquisition effective March 2000, the results of Cambrex Bio Science Wokingham Limited from the date of acquisition effective July 24, 2000 and the results of the Arizona Chemical products from the date of license effective August 2000.

(3) Includes the results of Cambrex Profarmaco Cork Limited from the date of acquisition effective March 1999 and the results of Cambrex Bio Science Rockland, Inc. and Cambrex Bio Science Copenhagen ApS from the date of acquisition effective July 1999.

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

 Revenue Recognition

     Revenues are recognized when title to products and risk of loss are transferred to customers. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations.

     Sales terms to certain customers include remittance of discounts if certain conditions are met. Additionally, sales are generally made with a limited right of return under certain conditions. The Company estimates these rebates and estimated returns at the time of sale based on the terms of agreements with customers and historical experience and recognizes revenue net of these estimated costs. The Company continually monitors the adequacy of procedures used to estimate these reductions by comparison of estimated reductions to actual reductions.

 Asset Valuations and Review For Potential Impairments

     Our review of our long-lived assets, principally fixed assets, and other intangibles requires us to initially estimate the undiscounted future cash flow of these assets, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Our review of goodwill is done annually in accordance with SFAS 142 as of December 31 utilizing a discounted cash flow analysis. If such analysis indicates that a possible impairment may exist, as described in Note 3 to the accompanying financial statements, we are required to then estimate the fair value of the asset, determined by third party and internal appraisals and valuations, as deemed appropriate, or estimated discounted future cash flows, which includes making estimates of the timing of the future cash flows, discount rates and reflecting varying degrees of perceived risk. The determination of fair value includes numerous uncertainties, such as the impact of competition on future sales and margin, operating, selling and administrative costs, interest and discount rates, technological changes, consumer demand and governmental regulations. We believe that we have made reasonable estimates and judgments in determining whether our long-lived assets and goodwill have been impaired, however, if there is a material change in the assumptions used in our determination of fair values or if there is a material change in economic conditions or circumstances influencing fair value, we could be required to recognize certain impairment charges in the future.

 Environmental and Litigation Contingencies

     We periodically assess the potential liabilities related to any lawsuits or claims brought against us. See Note 24 in the accompanying financial statements for a discussion of our current environmental and litigation matters, reserves recorded and our position with respect to any related uncertainties. While it is typically very difficult to determine the timing and ultimate outcome of these actions, we use our best judgment to determine if it is probable that we will incur an expense related to a settlement for such matters and whether a reasonable estimation of such probable loss, if any, can be made. Given the inherent uncertainty related to the eventual outcome of litigation and environmental matters, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions that we may have made with respect to their resolution.

---------------
(dollars in thousands, except share data)

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

 Income Taxes

     The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company's assessment that it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. The Company's valuation allowances primarily relate to net operating loss carryforwards in certain state and foreign jurisdictions with little or no history of generating taxable income.

 Research and Development ("R&D"), Including In-Process R&D ("IPR&D")

     Many of the Company's products are subject to regulation by governmental authorities, principally the Food and Drug Administration ("FDA") in the United States and equivalent authorities in international markets. Research and development expenses are charged to the consolidated statement of operations when incurred, as the Company considers that regulatory and other uncertainties inherent in the development of new products preclude it from capitalizing development costs.

     With respect to completed acquisitions, acquired products or projects which have achieved technical feasibility, signified by FDA or comparable regulatory body approval, are capitalized as intangible assets because it is probable that the costs will give rise to future economic benefits. Estimates of the values of these intangible assets are subject to the estimation process described in "Goodwill and Intangible Assets" above.

     Acquired products or projects which have not achieved technical feasibility, (i.e., regulatory approval) are charged to the statement of operations on the date of acquisition. In connection with its acquisitions, the Company generally utilizes independent appraisers in the determination of IPR&D charges. The amount of this charge is determined based on a variety of factors including the estimated future cash flows of the product or project, the likelihood of future benefit from the product or project, and the level of risk associated with future research and development activities related to the product or project.

 Employee Benefit Plans

     The Company provides a range of benefits to employees and retired employees, including pensions, post-retirement, post employment and health care benefits. The Company records annual amounts relating to these plans based on the calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of the modifications is

---------------
(dollars in thousands, except share data) generally recorded and amortized over future periods. The Company believes that the assumptions utilized for recording obligations under its plans are reasonably based on input from actuaries.

RESTATEMENT OF RESULTS

     Cambrex Corporation restated its results for the five year period from 1997-2001. This restatement resulted from a fourth quarter 2002 management review of the inter-company processes and controls which identified certain discrepancies in the inter-company accounts. Based upon this review, the Company has determined that certain administrative and other charges were not properly expensed in these prior periods. The cumulative overstatement of earnings was approximately $6.1 million before taxes or $5.1 million, after taxes. Selling, general and administrative expenses were increased in 2001, 2000, 1999 and 1998 by $1.7 million, $3.5 million, $0.2 million and $0.8 million, respectively, and decreased in 1997 by $0.1 million. Net income was overstated by $1.3 million, $2.9 million, $0.2 million and $0.8 million in 2001, 2000, 1999 and 1998, respectively and understated by $0.1 million in 1997. This restatement did not have any impact on the Company's cash flows nor on 2002 reported results from operations.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the selected consolidated financial information as a percentage of gross sales:

                                                     YEARS ENDED DECEMBER 31,
                                                 ---------------------------------
                                                 2002        2001          2000
                                                 -----    ----------    ----------
                                                          (RESTATED)    (RESTATED)
Gross sales....................................  100.0%     100.0%        100.0%
Net revenues...................................  100.9       99.9          99.9
Gross profit...................................   38.3       35.9          36.0
Selling, general and administrative expenses...   18.9       18.4          17.4
Restructuring and special charges..............    2.8        3.7            --
Research and development expenses..............    3.4        3.9           2.9
Vitamin B-3 provision..........................    1.9        0.9            --
Operating profit...............................   11.4        9.0          15.7
Interest expense, net..........................    2.2        2.1           2.3
Net income.....................................    6.9        5.1           9.5

     The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the years ended December 31, 2002, 2001 and 2000, as well as the gross profit by product segment for 2002 and 2001.

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2002        2001        2000
                                                             --------    --------    --------
GROSS SALES
  Human Health.............................................  $209,074    $199,858    $187,420
  Biosciences..............................................   163,302     124,973      96,232
  Rutherford Chemicals.....................................   129,318     143,903     169,920
  All Other................................................    20,482      30,460      38,972
                                                             --------    --------    --------
Total Gross Sales..........................................  $522,176    $499,194    $492,544
                                                             ========    ========    ========
Total Net Revenues.........................................  $526,943    $498,855    $492,095
                                                             ========    ========    ========
Total Gross Profit.........................................  $200,176    $179,335    $177,495
                                                             ========    ========    ========

---------------
(dollars in thousands, except share data)

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002      2001      2000
                                                              ------    ------    ------
GROSS SALES DISTRIBUTION
  Human Health..............................................   40.0%     40.0%     38.1%
  Biosciences...............................................   31.3      25.0      19.5
  Rutherford Chemicals......................................   24.8      28.9      34.5
  All Other.................................................    3.9       6.1       7.9
                                                              -----     -----     -----
Total Gross Sales Distribution..............................  100.0%    100.0%    100.0%
                                                              =====     =====     =====

            2002-2001 GROSS SALES & GROSS PROFIT BY PRODUCT SEGMENT

                                            2002                                2001
                              --------------------------------    --------------------------------
                               GROSS       GROSS       GROSS       GROSS       GROSS       GROSS
                               SALES       PROFIT     PROFIT %     SALES       PROFIT     PROFIT %
                              --------    --------    --------    --------    --------    --------
Human Health................  $209,074    $ 92,671      44.3%     $199,858    $ 87,864      44.0%
Biosciences.................   163,302      85,346      52.3       124,973      63,193      50.6
Rutherford Chemicals........   129,318      19,434      15.0       143,903      20,852      14.5
All Other...................    20,482       2,725      13.3        30,460       7,426      24.4
                              --------    --------                --------    --------
Total.......................  $522,176    $200,176      38.3%     $499,194    $179,335      35.9%
                              ========    ========                ========    ========

  2002 COMPARED TO 2001

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The effect of this adoption was to cease amortization of goodwill and certain indefinite-lived intangible assets. On a pro-forma basis to reflect FASB No. 142, 2001 net income would have been $34,126 versus the $25,312 reported last year.

     The net income for 2002 was $36,233 versus $25,312 in the same period a year ago. The 2002 results include special charges, before taxes, of $28,176 ($19,738 after taxes) consisting of $9,489 for impaired assets and facility closure costs in the Rutherford Chemicals business, $3,962 for Rutherford goodwill impairment, $10,000 for an accrual for vitamin B-3 settlement and litigation costs, $3,089 for an investment impairment, $586 for a Rutherford inventory write off and $1,050 for severance costs. The inventory write off is recorded in Cost of goods sold, the investment impairment is recorded in Other expenses and all other items above have been charged to operating expenses. In addition, the 2002 results also include special benefit items, before taxes of $6,380 ($3,980 after taxes) comprised of a $2,620 benefit from the final insurance claim settlement related to the previously disclosed reactor outage at a Rutherford Chemicals site, which is recorded against Cost of goods sold and a $3,760 favorable arbitration award within Rutherford Chemicals related to a disputed product line agreement which is recorded in Other income. The award reimbursed the Company for lost profits for the years 2001 through 2005. All items have been charged to operating expenses with the exception of the inventory write off and insurance benefit which are reflected in Cost of goods sold, the investment impairment and favorable arbitration award which are reflected in Other expenses. The net special items above reduced income before taxes in 2002 by $21,796 and net income by $15,758. In 2001, the Company recorded special charges of $27,475 before taxes ($20,057 after taxes) comprised of $18,649 for restructuring charges and asset write downs related to the Rutherford Chemicals business charged to operating expenses, $4,426 of inventory write downs charged to cost of sales, and $4,400 for a Vitamin B-3 litigation provision. (See Notes 17, 18, 19 and 24 for further discussion of these special items).

     The reported results reflect higher sales in the Human Health and Biosciences Segments, higher margins in the Biosciences segment, the favorable special items noted above, and the reduced amortization expense as a result of the adoption of FASB No. 142. These items are partly offset by lower sales in Rutherford

---------------
(dollars in thousands, except share data)

Chemicals and All Other segments, higher administrative expenses and higher interest costs due to funding the 2001 acquisitions.

     Gross sales for 2002 increased 4.6% to $522,176 from $499,194 in 2001. Sales in the Biosciences and Human Health segments increased compared to 2001 more than offsetting the decrease in the Rutherford Chemicals and All Other segments.

     The effect of foreign currency exchange rates on gross sales for the year resulted in an increase in sales of $8,975 or 1.7% compared to 2001. Gross sales would have been $513,201 using 2001 exchange rates compared to 2001 sales of $499,194. The favorable effects of foreign currencies are attributable primarily to significant exchange rate fluctuations in the Euro, Swedish Krona and Pounds Sterling against the U.S. dollar in 2002.

     The Human Health Segment gross sales of $209,074 were $9,216 or 4.6% above 2001. Gross sales were above the prior year primarily due to sales of a new amphetamine product used to treat attention deficit disorder, higher sales of gastrointestinal API's to meet increased demand, continued growth of a pharmaceutical intermediate used in therapeutic treatment of end-state kidney disease, higher market share in imaging products worldwide, and higher sales of central nervous system API's due to increased worldwide demand. Partly offsetting these increases was lower sales of cardiovascular actives due to customer inventory reductions and competitive pressures, lower sales of an antihistamine product due to fall off in customer demand and the effect of a smaller shipment made in 2002 vs. 2001 of an anti-infective product for use in clinical trials. Human Health segment sales growth would have been 1.8% without the currency impact of the weaker U.S. dollar.

     The Biosciences Segment gross sales of $163,302 increased 30.7% in 2002 compared to the prior year period primarily due to the impact of the biopharmaceutical manufacturing acquisitions completed during the second half of 2001 (sales growth of 9.1% excluding the effect of the acquisitions), and increased sales of endotoxin protection products reflecting the impact of a more focused sales force and introduction of FDA compliant software in mid 2002, higher Media and Serum sales (primarily liquid form) due to market share gains in Europe and strong shipments of Normal Human Cells reflecting improved product supply and quality. These increases were partly offset by the impact of the sale of the IVD cell business during the first quarter of 2002. Bioscience segment sales growth would have been 29.0% without the currency impact of the weaker U.S. dollar.

     The Rutherford Chemicals Segment gross sales of $129,318 in 2002 declined $14,585 or 10.1% versus 2001, reflecting lower demand and timing of production campaigns for crop protection products, lower demand for certain performance enhancing chemicals, and continued weakness in the telecommunications and industrial coatings industries. These decreases were partly offset by increased sales of feed additive and a polymer product produced overseas due to successful price negotiations with customer.

     The All Other Segment gross sales of $20,482 in 2002 were $9,978 or 32.8% below the prior year period of $30,460, reflecting lower feed additive sales due to customer inventory management, and the impact of a customer bringing in-house the manufacture of a performance enhancing polymer product, as well as customer inventory build-ups on another performance enhancing polymer product.

     Export sales from U.S. businesses of $50,930 in 2002 compared to $45,041 in 2001. International sales from European operations totaled $241,113 in 2002 compared to $232,921 in 2001. The $522,176 of sales in 2002 consisted of $292,743, $190,620, $27,544 and $11,269 to North America, Europe, Asia and rest of world, respectively.

     Gross profit in 2002 was $200,176 compared to $179,335 in 2001. Gross margin in 2002 increased to 38.3% from 35.9% in 2001. Included in the 2002 gross margins is a $2,620 benefit from an insurance settlement recorded against Cost of goods sold. This item concerns a Rutherford Chemicals business. Margins also include a special charge of $586 in the third quarter 2002 for a Rutherford Chemicals inventory write-down related to the Rutherford Chemicals asset impairments. These items increased the overall 2002 gross margin by 0.4%. The Human Health gross margins were up slightly compared to the prior year due to a
---------------
(dollars in thousands, except share data) favorable product mix, which was aided by the Company's hedging strategy and overall higher production in most European plants. The Bioscience segment margins increased slightly due to favorable product mix and higher volumes in the base business partly offset by under absorption of fixed costs at the biopharmaceutical contract manufacturing sites. Excluding the favorable items discussed above, lower Rutherford Chemicals and All Other segment margins primarily reflect lower volumes.

     Selling, general and administrative expenses as a percentage of gross sales were 18.9% in 2002, compared to 18.4% (15.8% on a pro-forma basis considering adoption of SFAS No. 142) for the same period in 2001. Higher administrative costs, excluding the impact of SFAS 142, were due primarily to the impact of the second half 2001 biopharmaceutical manufacturing acquisitions, a reduction of environmental accruals in the second quarter 2001, and higher insurance premiums and employee benefit expenses in 2002.

     Research and development expenses of $17,629 were 3.4% of gross sales in 2002, compared to $19,619 or 3.9% of gross sales in 2001, reflecting staff reductions mainly in Rutherford Chemicals locations.

     The operating profit in 2002 was $59,483 compared to $45,016 in 2001 ($57,750 on a pro-forma basis considering adoption of SFAS No. 142). The results reflect higher sales in the Human Health and Biosciences segments, higher margins in the Bioscience segment, the favorable insurance settlement noted above and the reduced amortization expense as a result of the adoption of FASB No. 142, offset by lower sales in Rutherford Chemicals and All Other segments, and higher administrative expenses.

     Net interest expense of $11,237 in 2002 increased $670 from 2001 reflecting the higher average debt balance due to financing of the 2001 acquisitions, partly offset by lower average interest rates. The average interest rate was 4.3% for the year 2002 versus 5.2% in 2001.

     The provision for income taxes in 2002 resulted in an effective rate of 24.8% as compared with 27.1% in the same period of 2001. The decrease reflects the tax effect of the restructuring and special charges, a change in the geographic mix of income and the impact of the continuing R&D tax credit programs.

  2001 COMPARED TO 2000

     Gross sales in 2001 increased 1.4% to $499,194 from $492,544 in 2000. Sales in Human Health and Biosciences increased 6.6% and 29.9%, respectively compared to 2000 and more than offset the decreases in Rutherford Chemicals which were down 15.3% and All Other segments which were down 21.8%.

     The effect of foreign currency exchange rates on gross sales for the year had a negative impact on sales of 1.4% or $7,107 compared to 2000. Gross sales would have been $506,301 in 2001, using 2000 exchange rates compared to 2000 sales of $492,544. The unfavorable effects of foreign currencies are attributable primarily to exchange rate fluctuations in the Italian Lira, Swedish Krona, Pounds Sterling and Irish Punt against the U.S. dollar in 2001.

     The Human Health Segment gross sales of $199,858 were $12,438 or 6.6% above 2000 due primarily to higher sales of generics used in cardiovascular, central nervous systems and gastrointestinal preparations and new product introductions, including an intermediate used in a product to treat end-stage kidney disease and actives used in insomnia and prostate cancer treatment products. These increases were partly offset by the unfavorable impact of foreign currencies which reduced sales by 2.5% or $5.0 million, and lower sales of a cardiovascular supplement, due to a price decrease. This price decrease was offset by lower manufacturing cost reflecting a change in chemical processing. In addition, lower sales were experienced in a generic used in the treatment of ulcerative colitis due to competitive pricing pressure and in a gastrointestinal active due to a customer decision to bring manufacturing in-house.

     The BioSciences Segment gross sales of $124,973 were $28,741 or 29.9% above 2000 primarily due to the acquisition of Cambrex Bio Science Baltimore, Inc. in June 2001, and Cambrex Bio Science Hopkinton, Inc. in October 2001, as well as increased shipments of cell culture, including liquid media, flex pack and powder

---------------
(dollars in thousands, except share data) formulations. In addition, endotoxin detection sales increased due to more focused marketing and production efforts.

     The Rutherford Chemicals Segment gross sales of $143,903 were $26,017 or 15.3% below 2000 due to lower sales in telecommunications, coatings, and performance enhancing products and weak photographic demand. Reduced sales in telecommunications and coating products have been influenced by a general economic slowdown in those industries.

     The All Other Segment gross sales of $30,460 were $8,512 or 21.8% below 2000 due to lower sales of a polycarbonate additive which a customer decided to move in-house.

     Export sales from U.S. businesses of $45,041 in 2001 compared to $50,910 in 2000. International sales from European operations totaled $232,921 in 2001 compared to $230,476 in 2000. The $499,194 of sales in 2001 consisted of $281,477, $182,541, $23,393 and $11,783 to North America, Europe, Asia and rest of world, respectively.

     Total gross profit of $179,335 was $1,840 above 2000 due to increased gross profit in the Biosciences segment, due to higher volume in the base businesses, and the impact of two contract biopharmaceutical manufacturing acquisitions completed during the year. The Human Health segment also benefited from increased volume, as well as favorable product mix. These increases resulted despite special charges for inventory write-offs recorded in the fourth quarter 2001 of $2,000 in the Biosciences segment and $2,426 in the Rutherford Chemicals segment for discontinued products (See Note 17 for further discussion of these charges). The Biosciences segment inventory write-off was related to excess and obsolete inventories. The higher gross profits in the Human Health and Biosciences segments were partly offset by lower gross profits and margins in the Rutherford Chemicals and All Other segments, both of which were primarily impacted by lower volumes. In addition, the Rutherford Chemicals segment was impacted by increased raw material and energy costs during the year. The overall gross margin of 35.9%, including the fourth quarter inventory write downs of $4,426, was approximately flat compared to the prior year.

     Selling, general and administrative expenses as a percentage of gross sales were 18.4% in 2001 versus 17.4% for 2000. Administration costs increased due to the added costs and higher amortization expense associated with the June 2001 Cambrex Bio Science Baltimore, Inc. acquisition, the full year impact of the August 2000 Arizona product line license and October 2001 Cambrex Bio Science Hopkinton, Inc. acquisition, as well as additional sales and marketing costs in the Biosciences segment. In addition, the Company experienced higher insurance premiums during 2001 compared to 2000.

     In the fourth quarter, as a result of the Company's previously announced business restructuring which created Rutherford Chemicals, Inc., together with an impairment charge within those businesses, the Company incurred Restructuring and other charges of $18,649, comprised of asset write-downs of $17,243 and severance costs of $1,406 (See Note 17 for further discussion of these charges).

     In 2001, the Company increased its provision for potential settlements and legal costs related to Vitamin B-3 litigation by $4,400. (See Note 24 for further discussion of this charge).

     Research and development expenses of $19,619 were 3.9% of gross sales in 2001, and were above 2000 levels by $5,352 or 1.1% of gross sales. This increase was associated with the strengthening of the R&D group in the Biosciences segment and costs associated with the expansion of the Cambrex Center of Technical Excellence.

     The operating profit in 2001 was $45,016, compared to $77,514 in 2000. This decrease reflects the special charges discussed above, weakness in the gross margin and profit in the non-life science businesses, higher Research and Development spending and amortization costs associated with acquisitions. This decrease is partly offset by the higher gross profit in the Human Health and Biosciences businesses.

     Net interest expense of $10,567 in 2001 reflected a decrease of $920 from 2000 reflecting lower average interest rates, partly offset by a higher average debt balance due to financing of acquisitions and lower interest
---------------
(dollars in thousands, except share data) income in 2001 due to a temporary cash buildup in 2000. The average interest rate was 5.2% in 2001 versus 6.7% in 2000.

     The provision for income taxes in 2001 resulted in an effective rate of 27.1% versus 29.6% in 2000. The decrease in the tax rate was due to the favorable outcome of tax audits and R&D tax credit programs. In addition, the Company continues to benefit from international tax treaties and foreign income taxed at a lower overall effective tax rate as compared to the U.S. statutory rate.

     The Company's net income in 2001 decreased to $25,312 (which includes $20,057 after-tax impact of restructuring, Vitamin B-3 provision and other charges) compared with net income of $46,707 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow from operations was $104,340 for the year ended December 31, 2002, up from $55,186 in 2001. The increase in cash flow is due primarily to an insurance recovery during the year, increases in current and long-term liabilities and lower inventory purchases versus the prior year. In 2002, the Company received approximately $7,400 in an insurance settlement related to mechanical problems with a reactor at one of its chemicals facilities. Current liabilities were higher due to an increase in the estimated Vitamin B-3 litigation settlement and legal costs, higher current pension liabilities, and the timing of various payments. Long-term liabilities increased over prior year due to higher pension and other post-retirement benefit liabilities. Cash flows used in investing activities included capital expenditures of $50,303. Cash flows used in financing activities of $49,236 included net repayments of debt of $45,901, payment of dividends of $3,117 and the purchase of treasury stock of $5,549, partially offset by $5,049 in proceeds from the exercise of stock options.

     Capital expenditures were $50,303, $42,948 and $39,456 in 2002, 2001 and 2000, respectively, In 2002, part of the funds were used for new production facilities at Charles City, Iowa, LAL and Cell Therapy expansions at Walkersville, Maryland, and a Lab upgrade at Karlskoga, Sweden.

     In November 2001, the Company entered into a $430,000 Revolving Credit Agreement with a group of banks led by JPMorganChase as the lead agency bank. The agreement consisted of a 364-day renewable senior revolving credit facility for $161,000, and a 5-year senior revolving credit facility for $269,000.

     In November 2002, the 364-day senior revolving credit facility matured and was successfully renewed. The current capacity for the senior revolving credit facility is $157,500 under the 364-day facility and $268,750 under the five-year facility, for a total of $426,250. The five-year agreement expires in November 2006.

     The Revolving Credit Agreement allows the Company to choose among various interest rate options and to specify the portion of the borrowing to be covered by specific interest rates. Under the Revolving Credit Agreement the interest rate options available to the Company are the following:

     1) U.S. Prime Rate,

     2) LIBOR plus an applicable margin that ranges from .575% to 1.25%, or

     3) Money Market rate plus an applicable margin that ranges from .575% to 1.25%.

     The Applicable Rate (margin or credit spread) on outstanding debt is based upon the ratio of consolidated funded indebtedness to consolidated modified EBITDA. The Company also pays a facility fee between .15% to .30% on the entire revolving credit facility. The 2002 and 2001 average interest rates were 4.31% and 5.23%, respectively.

     The undrawn borrowing under the Agreement as of December 31, 2002 was $168,900. Of this amount, $152,143 is available to be borrowed due to limits established in the Revolving Credit Agreement. There was $257,350 outstanding as of December 31, 2002.

---------------
(dollars in thousands, except share data)

     At December 31, 2002 our contractual obligations with initial or remaining terms in excess of one year were as follows:

                           TOTAL       2003      2004      2005       2006       2007+
                          --------    ------    ------    ------    --------    -------
Long Term Debt..........  $269,798    $2,364    $2,387    $1,920    $258,778    $ 4,349
Operating Leases........    26,669     4,561     4,268     3,672       3,494     10,674
                          --------    ------    ------    ------    --------    -------
Contractual Cash
  Obligations...........  $296,467    $6,925    $6,655    $5,592    $262,272    $15,023
                          ========    ======    ======    ======    ========    =======

     See Notes 11 and 23 in the accompanying financial statements for additional information regarding our debt and other commitments.

     Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements. A key to our access to liquidity is the maintenance of our strong long-term credit ratings and ability to meet debt covenants to maintain certain levels of net worth, an interest coverage ratio and leverage ratios. The company met all bank covenants during 2002 and does not anticipate any covenant compliance issues in the coming year. Management also believes that the company will maintain its strong long-term credit ratings. Any events which change the status of our ability to meet debt covenants or maintain our credit ratings could adversely impact our ability to fund operations.

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

     Effective January 1, 2002, the operating units that primarily produce specialty and fine chemicals and animal health and agriculture products were combined under a new business unit, Rutherford Chemicals, Inc. Rutherford Chemicals, Inc. includes CasChem, Inc., Bayonne, New Jersey; Cosan Chemical Corporation, Carlstadt, New Jersey; Heico Chemicals, Inc., Delaware Water Gap, Pennsylvania; Nepera, Inc., Harriman, New York; Zeeland Chemicals, Inc., Zeeland, Michigan; and Seal Sands Chemicals, Limited, Middlesbrough, United Kingdom. In the fourth quarter 2002, the Company announced that it had engaged a financial advisor to assist the Company in investigating strategic alternatives for the Rutherford Chemicals segment.

FINANCIAL INSTRUMENTS

     The Company is exposed to market risks arising from adverse changes in interest rates and foreign currency exchange rates. In the normal course of business, the Company uses a variety of techniques and instruments, including derivatives, as part of its overall risk management strategy.

  Currency Risk Management

     The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by international operations which are primarily denominated in the U.S. Dollar, Euro currency, Swedish Krona and British Pound Sterling. The Company currently uses foreign currency exchange forward contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The notional amount of these contracts at December 31, 2002 was $29,564 which includes inter-company contracts of $9,594. The Company estimates the forward contracts to be approximately 48% of the non-local currency exposure during the period. Unrealized foreign exchange contract losses do not subject the Company's actual results to risk as gains or losses on these contracts generally offset gains or losses on the transactions that are hedged.

     Given a scenario that the operating companies' non-local currency collections match their forecasts, and all exchange rates move 10% against their local currencies, no more than $3,157 of pre-tax profits for a twelve-month period would be at risk. This is based on unhedged risk of $31,574. This residual risk allows for an over-

---------------
(dollars in thousands, except share data) forecasting margin of error and prevents over hedging of actual operating risk. As of December 31, 2002, the non-local forecasted currency exposures were $84,859. Offsetting this exposure are expected $23,720 U.S. Dollar inter-company payments from the combined European sites. The remaining $61,138 forecasted exposure was partially hedged ($29,564) with major banks and through offsetting inter-company hedge contracts to reduce the non-hedged risk to $31,574.

  Interest Rate Management

     Each of the interest rate options in the Revolving Credit Agreement includes floating rates. This arrangement has the advantage of making lower interest rates available in a declining rate market. However, it also exposes the company to any upward swings in interest rates. For example, based on the company's current net debt outstanding, an unexpected annual interest rate increase of 100 basis points (1%) could increase interest expense and thus decrease the Company's after-tax profitability by approximately $1,500.

     To limit the risk of interest rates rising above a tolerable level, the Company would pay a premium now in order to obtain a fixed interest rate at a predetermined cost in the future. That Swap stabilizes interest costs by converting floating or variable rates to fixed rates through a contract with a financial institution. The Company monitors the debt position and market trends to protect it from any unforeseen shifts in interest rates.

     The Company has employed a plan to mitigate interest rate risk by entering into interest rate swap agreements to convert floating rates to fixed interest rates. As of December 31, 2002, the Company had seventeen interest rate Swaps in place with an aggregate notional value of $135,000, at an average fixed rate of 4.34%, and with varying maturity dates through the year 2006. The Company's strategy has been to cover a portion of outstanding bank debt with interest rate protection. At December 31, 2002, the coverage was approximately 52%.

ENVIRONMENTAL

     In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites (Superfund sites). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in other non-current liabilities, of $1,550 and $1,400 at December 31, 2002 and 2001, respectively, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents management's best estimate of what it believes are the reasonably possible and estimated environmental cleanup related costs of a non-capital nature. During the past three-year period, there were no cash payments for environmental cleanup related matters. In 2002, a provision of $150 was recorded for a chemical site as a result of the development of an initial remediation estimate based on the current conclusions of the ongoing investigation of the site. There were no provisions recorded for environmental contingencies in 2001. The Company reduced reserves by approximately $900 and $1,100 during 2001 and 2000, respectively, as a result of revised estimates based on information obtained from continued investigation and remedial plan development and resolution of proceedings related to Superfund site owners and insurers. In addition, the Company settled certain environmental claims involving the Cosan Chemical Corporation (a subsidiary) with insurance companies for $1,812 in 2000 and $1,150 in 1999. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from those assumed in the current estimates, could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

---------------
(dollars in thousands, except share data)

LITIGATION

     The Company and its subsidiary Profarmaco S.r.l. (currently known as Cambrex Profarmaco Milano S.r.l.) were named as defendants in a proceeding instituted by the Federal Trade Commission ("FTC") on December 21, 1998, in the United States District Court for the District of Columbia. The complaint alleged that exclusive license agreements which Cambrex Profarmaco Milano S.r.l. entered into with Mylan Laboratories, Inc. ("Mylan") covering the drug master files for (and therefore the right to buy and use) two active pharmaceutical ingredients ("APIs"), lorazepam and clorazepate, were part of an effort on Mylan's part to restrict competition in the supply of lorazepam and clorazepate and to increase the price charged for these products when Mylan sold them as generic pharmaceuticals. The complaint further alleged that these agreements violated the Federal Trade Commission Act, and that Mylan, Cambrex, Cambrex Profarmaco Milano S.r.l., and Gyma Laboratories of America, Inc., Cambrex Profarmaco Milano S.r.l.'s distributor in the United States, engaged in an unlawful restraint of trade and conspired to monopolize and attempted to monopolize the markets for the generic pharmaceuticals incorporating the API's. A lawsuit making similar allegations against the Company and Cambrex Profarmaco Milano S.r.l., and seeking injunctive relief and treble damages, was filed by the Attorneys General of 31 states in the United States District Court for the District of Columbia on behalf of those states and persons in those states who were purchasers of the generic pharmaceuticals.

     The Company and Cambrex Profarmaco Milano S.r.l. have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of lorazepam and clorazepate in generic form, making allegations essentially similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

     On February 9, 2001, a federal court in Washington, DC entered an Order and Stipulated Permanent Injunction as part of a settlement of the FTC and Attorneys General's suits. Under these settlement documents Mylan agreed to pay over $140,000 on its own behalf and on behalf of most of the other defendant companies including Cambrex and Cambrex Profarmaco Milano S.r.l. In the Order and Injunction, the settling defendants also agreed to monitor certain future conduct. The private litigation continues.

     The Company strongly believes that its licensing arrangements with Mylan were made in accordance with regulatory requirements. However, the Company and Mylan terminated the exclusive license to the drug master files as of December 31, 1998. In entering these licensing arrangements, the Company elected not to raise the price of its products and had no control or influence over the pricing of its final generic product. Mylan had been fully covering the costs for the defense and indemnity of Cambrex and Cambrex Profarmaco Milano S.r.l. under certain obligations set forth in the license agreements. Cambrex agreed to cover separate legal defense costs incurred for Cambrex and Cambrex Profarmaco Milano S.r.l. on a going forward basis beginning August 1, 2000. The Company recently entered into discussions with Mylan regarding the final resolution of all outstanding claims. The outcome of these discussions is not currently determinable.

     On May 14, 1998, the Company's Nepera subsidiary, a manufacturer and seller of niacinamide (Vitamin B-3), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. The Company understands that the subpoena was issued as part of the Federal Government's ongoing anti-trust investigation into various business practices in the vitamin industry generally. In the fourth quarter of 1999, the Company reached a settlement with the Government concerning Nepera's alleged role in Vitamin B-3 violations from 1992 to 1995. On October 13, 2000, the Government settlement was finalized with Nepera entering into a voluntary plea agreement with the Department of Justice. Under this agreement, Nepera entered a plea of guilty to one count of price fixing and market allocation of Vitamin B-3 from 1992 to 1995 in violation of section one of the Sherman Act and has agreed to pay a fine of approximately $4,000. Under the plea agreement, Nepera was on probation for a one-year period which has ended. The fine was paid in February 2001. Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3.

---------------
(dollars in thousands, except share data)

     An accrual of $6,000 was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. Based on discussions with various plaintiffs counsel, as well as then current estimates of expenditures for legal fees, an additional accrual of $4,400 was established in the fourth quarter of 2001. The Company believed that the current reserves would be sufficient to cover resolution of the remaining related litigation matters. However, during 2002, based on ongoing negotiations and other information developed during the year, the Company determined that the remaining litigation matters would be more costly than previously anticipated. Therefore, during the third and fourth quarters of 2002, the Company increased reserves by $6,000 and $4,000, respectfully. The balance of this accrual as of December 31, 2002 was approximately $9,034. This accrual has been recorded in accounts payable and accrued liabilities.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and was adopted by the Company on January 1, 2003. Adoption of SFAS 143 did not have a material effect on the Company's consolidated financial position or results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 primarily addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 became effective on January 1, 2002. For long-lived assets to be held and used, the new rules continue previous guidance to recognize impairment when the undiscounted cash flows will not recover its carrying amount. The impairment to be recognized will continue to be measured as the difference between the carrying amount and fair value of the asset. The computation of fair value now removes goodwill from consideration and incorporates a probability-weighted cash flow estimation approach. The previous guidance provided in SFAS 121 is to be applied to assets to be disposed of by sale. Long-lived assets to be disposed by other than sale will now recognize impairment at the date of disposal, but will be considered assets to be held and used until that time. The Company adopted SFAS 144 as of January 1, 2002.

     In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FAS No. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2002" ("SFAS 145"). The statement rescinds SFAS 4 (as amended by SFAS 64), which required extraordinary item treatment for gains and losses on extinguishments of debt, and SFAS 44, which does not affect the Company. Additionally, the statement amends certain provisions of SFAS 13 and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to extinguishments of debt are effective for the Company beginning January 1, 2003, and all other provisions are effective for transactions occurring or financial statements issued on or after May 5, 2002. The Company has determined that the effects on its financial statements resulting from adoption will not be material.

     In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement eliminates

---------------
(dollars in thousands, except share data) the definition and requirements for recognition of exit costs in Issue 94-3, and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Any charges associated with future restructuring programs will be recorded in accordance with SFAS 146. This will spread the recognition of the restructuring expenses over a number of accounting periods as compared to EITF 94-3.

     In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"). This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employees compensation from the intrinsic method. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. SFAS 148's amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosures provision of SFAS 148 as of December 31, 2002, and will continue to use the intrinsic value method of APB 25. The Company is currently considering the alternatives provided within SFAS 148 for future periods.

     In November 2002, FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The required disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is assessing the potential impact on its results from operations from the adoption of FIN 45.

     In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company in its third quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The Company has reviewed FIN 46 to determine its impact, if any, on future periods, and does not anticipate any material accounting or disclosure requirement under the provisions of the interpretation.

     In January 2003, the Emerging Issues Task Force (EITF) released EITF 00-21:
"Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services. EITF 00-21 is effective for revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The Company is currently reviewing the impact of this EITF.

---------------
(dollars in thousands, except share data)

FORWARD-LOOKING STATEMENTS

     This document may contain "forward-looking statements" for the purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3B-6 under the Exchange Act, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities.

     The forward-looking statements contained herein involve risks and uncertainties that may cause results to differ materially from the Company's expectations including but not limited to, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and/or regulations (particularly environmental issues), technology, manufacturing and legal issues, unfavorable results from FDA inspections, delays in FDA approval of customers' new products, timing of shipments, changes in foreign exchange rates, performance of minority investments, uncollectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, and lack of suitable raw materials or packing materials.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

                                                                PAGE NUMBER
                                                              (IN THIS REPORT)
                                                              ----------------
Report of Independent Accountants...........................         30
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................         31
Consolidated Income Statements for the Years Ended December
  31, 2002, 2001 and 2000...................................         32
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2002, 2001 and 2000..............         33
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000..........................         34
Notes to Consolidated Financial Statements..................         35
Consolidated Quarterly Financial Data (unaudited) for the
  Years Ended December 31, 2002 and 2001....................         71

     The consolidated financial statements and financial statement schedule are filed pursuant to Item 15 of this report.

---------------
(dollars in thousands, except share data)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Cambrex Corporation:

     In our opinion, the accompanying consolidated financial statements listed in the index on page 29 of this Form 10-K present fairly in all material respects, the consolidated financial position of Cambrex Corporation and Subsidiaries (the "Company") as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 5 to the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

     As discussed in Note 2, the 2001 and 2000 consolidated financial statements have been restated.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
February 28, 2003

                      CAMBREX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2002         2001
                                                              --------    ----------
                                                                          (RESTATED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 33,296     $ 23,696
  Trade receivables, less allowances of $2,258 and $1,270 at
     respective dates.......................................    79,571       73,789
  Inventories, net..........................................   109,832      107,746
  Deferred tax assets.......................................    35,612       19,211
  Prepaid expenses and other current assets.................    17,447       19,526
                                                              --------     --------
          Total current assets..............................   275,758      243,968
Property, plant and equipment, net..........................   310,501      287,605
Goodwill....................................................   214,354      219,822
Other intangible assets, net................................    53,398       49,189
Other assets................................................    13,517       17,791
                                                              --------     --------
          Total assets......................................  $867,528     $818,375
                                                              ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 93,404     $ 81,325
  Income taxes payable......................................        --          852
  Short-term debt and current portion of long-term debt.....     2,364        2,567
                                                              --------     --------
Total current liabilities...................................    95,768       84,744
Long-term debt..............................................   267,434      312,524
Deferred tax liabilities....................................    52,630       48,279
Other non-current liabilities...............................    39,014       27,730
                                                              --------     --------
          Total liabilities.................................  $454,846     $473,277
Commitments and contingencies
Stockholders' equity:
  Common Stock, $.10 par value; issued 28,323,059 and
     28,007,825 shares at respective dates..................  $  2,832     $  2,823
  Additional paid-in capital................................   201,883      197,748
  Retained earnings.........................................   265,774      232,658
  Treasury stock, at cost; 2,487,247 and 2,234,421 shares at
     respective dates.......................................   (19,841)     (16,911)
  Accumulated other comprehensive loss......................   (37,966)     (71,220)
                                                              --------     --------
          Total stockholders' equity........................   412,682      345,098
                                                              --------     --------
          Total liabilities and stockholders' equity........  $867,528     $818,375
                                                              ========     ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                   YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                               2002         2001          2000
                                                             --------    ----------    ----------
                                                                         (RESTATED)    (RESTATED)
Gross sales................................................  $522,176     $499,194      $492,544
  Commissions and allowances...............................     5,392        4,259         4,976
                                                             --------     --------      --------
Net sales..................................................   516,784      494,935       487,568
  Other revenues...........................................    10,159        3,920         4,527
                                                             --------     --------      --------
Net revenues...............................................   526,943      498,855       492,095
  Cost of goods sold.......................................   326,767      319,520       314,600
                                                             --------     --------      --------
Gross profit...............................................   200,176      179,335       177,495
  Selling, general and administrative expenses.............    98,563       91,651        85,714
  Research and development expenses........................    17,629       19,619        14,267
  Restructuring and other charges..........................    14,501       18,649            --
  Vitamin B-3 provision....................................    10,000        4,400            --
                                                             --------     --------      --------
Operating profit...........................................    59,483       45,016        77,514
Other (income) expenses
  Interest income..........................................      (946)        (967)       (2,217)
  Interest expense.........................................    12,183       11,534        13,704
  Other -- net.............................................        64         (277)         (329)
                                                             --------     --------      --------
Income before income taxes.................................    48,182       34,726        66,356
Provision for income taxes.................................    11,949        9,414        19,649
                                                             --------     --------      --------
Net income.................................................  $ 36,233     $ 25,312      $ 46,707
                                                             ========     ========      ========
Earnings per share of common stock and common stock
  equivalents:
  Basic....................................................  $   1.40     $   0.99      $   1.87
  Diluted..................................................  $   1.37     $   0.96      $   1.79
Weighted average shares outstanding:
  Basic....................................................    25,954       25,648        25,015
  Diluted..................................................    26,520       26,495        26,157

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                              COMMON STOCK                                                            ACCUMULATED
                                         ----------------------   ADDITIONAL                                             OTHER
                                           SHARES     PAR VALUE    PAID-IN     RETAINED   TREASURY   COMPREHENSIVE   COMPREHENSIVE
                                           ISSUED      ($.10)      CAPITAL     EARNINGS    STOCK     INCOME/(LOSS)   INCOME/(LOSS)
                                         ----------   ---------   ----------   --------   --------   -------------   -------------
BALANCE AT DECEMBER 31, 1999, AS
  RESTATED.............................  26,719,924    $2,667      $166,288    $166,705   $(10,172)                    $(34,338)
                                         ----------    ------      --------    --------   --------                     --------
  Comprehensive income/(loss)
    Net Income.........................                                          46,707                $ 46,707
    Other comprehensive income/loss
      Foreign currency translation
        adjustments....................                                                                 (16,846)
      Minimum pension liability
        adjustment, net of tax of
        $178...........................                                                                     301
                                                                                                       --------
    Other comprehensive
      income/(loss)....................                                                                 (16,545)        (16,545)
                                                                                                       --------
  Comprehensive income/(loss)..........                                                                $ 30,162
                                                                                                       ========
    Cash dividends at $0.12 per
      share............................                                          (2,991)
    Exercise of stock options..........     713,246       102        11,150                 (2,838)
    Tax benefit of stock options
      exercised........................                               4,260
                                         ----------    ------      --------    --------   --------                     --------
BALANCE AT DECEMBER 31, 2000, AS
  RESTATED.............................  27,433,170    $2,769      $181,698    $210,421   $(13,010)                    $(50,883)
  Comprehensive income/(loss)
    Net Income.........................                                          25,312                $ 25,312
    Other comprehensive income/(loss)
      Foreign currency translation
        adjustments....................                                                                 (17,776)
      Unrealized losses on hedging
        Contracts, net of tax benefit
        of $697........................                                                                  (1,770)
      Minimum pension liability
        adjustment, net of tax benefit
        of $469........................                                                                    (791)
                                                                                                       --------
    Other comprehensive
      income/(loss)....................                                                                 (20,337)        (20,337)
                                                                                                       --------
  Comprehensive income.................                                                                $  4,975
                                                                                                       ========
    Cash dividends at $0.12 per
      share............................                                          (3,075)
    Exercise of stock options..........     574,655        54        11,016                 (3,901)
    Tax benefit of stock options
      exercised........................                               5,034
                                         ----------    ------      --------    --------   --------                     --------
BALANCE AT DECEMBER 31, 2001, AS
  RESTATED.............................  28,007,825    $2,823      $197,748    $232,658   $(16,911)                    $(71,220)
  Comprehensive income/(loss)
    Net Income.........................                                          36,233                  36,233
    Other comprehensive income/(loss)
      Foreign currency translation
        adjustments....................                                                                  38,865
      Unrealized losses on hedging
        Contracts, net of tax benefit
        of $928........................                                                                  (1,246)
      Minimum pension liability
        adjustment, net of tax benefit
        of $2,555......................                                                                  (4,365)
                                                                                                       --------
    Other comprehensive
      income/(loss)....................                                                                  33,254          33,254
                                                                                                       --------
  Comprehensive income.................                                                                $ 69,487
                                                                                                       ========
    Cash dividends at $0.12 per
      share............................                                          (3,117)
    Purchase of treasury stock.........                                                     (5,549)
    Retirement of treasury stock.......     (65,100)       (7)       (2,282)                 2,289
    Exercise of stock options..........     341,200        16         5,033
    Tax benefit of stock options
      exercised........................                               1,662
    Other..............................      39,134                    (278)                   330
                                         ----------    ------      --------    --------   --------                     --------
BALANCE AT DECEMBER 31, 2002...........  28,323,059    $2,832      $201,883    $265,774   $(19,841)                    $(37,966)
                                         ==========    ======      ========    ========   ========                     ========


                                             TOTAL
                                         STOCKHOLDERS'
                                            EQUITY
                                         -------------
BALANCE AT DECEMBER 31, 1999, AS
  RESTATED.............................    $291,150
                                           --------
  Comprehensive income/(loss)
    Net Income.........................      46,707
    Other comprehensive income/loss
      Foreign currency translation
        adjustments....................
      Minimum pension liability
        adjustment, net of tax of
        $178...........................
    Other comprehensive
      income/(loss)....................     (16,545)
  Comprehensive income/(loss)..........
    Cash dividends at $0.12 per
      share............................      (2,991)
    Exercise of stock options..........       8,414
    Tax benefit of stock options
      exercised........................       4,260
                                           --------
BALANCE AT DECEMBER 31, 2000, AS
  RESTATED.............................    $330,995
  Comprehensive income/(loss)
    Net Income.........................      25,312
    Other comprehensive income/(loss)
      Foreign currency translation
        adjustments....................
      Unrealized losses on hedging
        Contracts, net of tax benefit
        of $697........................
      Minimum pension liability
        adjustment, net of tax benefit
        of $469........................
    Other comprehensive
      income/(loss)....................     (20,337)
  Comprehensive income.................
    Cash dividends at $0.12 per
      share............................      (3,075)
    Exercise of stock options..........       7,169
    Tax benefit of stock options
      exercised........................       5,034
                                           --------
BALANCE AT DECEMBER 31, 2001, AS
  RESTATED.............................    $345,098
  Comprehensive income/(loss)
    Net Income.........................      36,233
    Other comprehensive income/(loss)
      Foreign currency translation
        adjustments....................
      Unrealized losses on hedging
        Contracts, net of tax benefit
        of $928........................
      Minimum pension liability
        adjustment, net of tax benefit
        of $2,555......................
    Other comprehensive
      income/(loss)....................      33,254
  Comprehensive income.................
    Cash dividends at $0.12 per
      share............................      (3,117)
    Purchase of treasury stock.........      (5,549)
    Retirement of treasury stock.......          --
    Exercise of stock options..........       5,049
    Tax benefit of stock options
      exercised........................       1,662
    Other..............................          52
                                           --------
BALANCE AT DECEMBER 31, 2002...........    $412,682
                                           ========

          See accompanying notes to consolidated financial statements.

                          CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2002         2001         2000
                                                              ---------   ----------   ----------
                                                                          (RESTATED)   (RESTATED)
Cash flows from operating activities:
  Net income................................................  $  36,233   $  25,312    $  46,707
  Depreciation and amortization.............................     40,678      50,797       42,094
  Asset impairments.........................................     15,315      21,670           --
  Deferred income tax provision.............................     (8,532)    (16,817)      (6,593)
  Changes in assets and liabilities (net of assets and
     liabilities acquired):
     Trade receivables......................................     (1,801)      1,438       (5,416)
     Inventories............................................      3,345      (5,816)     (14,664)
     Prepaid expenses and other current assets..............      6,315      (6,566)       2,112
     Accounts payable and accrued liabilities...............     11,506     (19,217)      17,030
     Income taxes payable...................................     (2,900)      6,004       13,873
     Other non-current assets and liabilities...............      4,181      (1,619)      (6,471)
                                                              ---------   ---------    ---------
     Net cash provided from operating activities............    104,340      55,186       88,672
                                                              ---------   ---------    ---------
Cash flows from investing activities:
  Capital expenditures......................................    (50,303)    (42,948)     (39,456)
  Acquisition of businesses (net of cash acquired)..........         --    (146,640)     (12,488)
  Other investing activities................................      1,278         390          111
                                                              ---------   ---------    ---------
     Net cash used in investing activities..................    (49,025)   (189,198)     (51,833)
                                                              ---------   ---------    ---------
Cash flows from financing activities:
  Dividends.................................................     (3,117)     (3,075)      (2,991)
  Net (decrease) increase in short-term debt................     (2,737)      1,174       (3,754)
  Long-term debt activity (including current portion):
     Borrowings.............................................     60,800     284,232       45,800
     Repayments.............................................   (103,964)   (152,399)    (100,947)
  Proceeds from the stock options exercised.................      5,049      11,016       11,150
  Purchase of treasury stock................................     (5,549)     (3,901)      (2,838)
  Other.....................................................        282          55          280
                                                              ---------   ---------    ---------
     Net cash provided by (used in) financing activities....    (49,236)    137,102      (53,300)
                                                              ---------   ---------    ---------
Effect of exchange rate changes on cash.....................      3,521      (1,115)      (1,614)
                                                              ---------   ---------    ---------
Net increase (decrease) in cash and cash equivalents........      9,600       1,975      (18,075)
Cash and cash equivalents at beginning of year..............     23,696      21,721       39,796
                                                              ---------   ---------    ---------
Cash and cash equivalents at end of year....................  $  33,296   $  23,696    $  21,721
                                                              =========   =========    =========
Supplemental disclosure:
  Interest paid.............................................  $  12,946   $  13,119    $  14,909
  Income taxes paid.........................................  $  18,512   $  24,919    $  16,578
Non-cash transactions:
  Additional minimum pension liability eliminated from
     stockholders' equity...................................  $  (6,920)  $  (1,260)   $    (479)
  Liabilities assumed in connection with acquisition........  $      --   $  18,970    $  10,454

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(1) THE COMPANY

     Cambrex Corporation and Subsidiaries (the "Company" or "Cambrex") primarily provides products and services worldwide to the life sciences industry. The Company operates in four segments, Human Health, Biosciences, Rutherford Chemicals and All Other.

(2) RESTATEMENT OF FINANCIAL RESULTS

     Cambrex Corporation restated its results for the five year period from 1997-2001. This restatement resulted from a fourth quarter 2002 management review of the inter-company processes and controls which identified certain discrepancies in the inter-company accounts. Based upon this review, the Company has determined that certain administrative and other charges were not properly expensed in these prior periods. The cumulative overstatement of earnings was approximately $6.1 million before taxes or $5.1 million, after taxes. Selling, general and administrative expenses were increased in 2001, 2000, 1999 and 1998 by $1.7 million, $3.5 million, $0.2 million and $0.8 million, respectively, and decreased in 1997 by $0.1 million. Net income was overstated by $1.3 million, $2.9 million, $0.2 million and $0.8 million in 2001, 2000, 1999 and 1998, respectively and understated by $0.1 million in 1997. In addition, reclassifications of certain balance sheet accounts were also determined to be necessary. The effects of such items and the specific accounts affected are reflected in the "Consolidated Balance Sheet" section of the table below. This restatement did not have any impact on the Company's cash flows nor on 2002 reported results from operations.

     A summary of the effects of the restatement on the accompanying Consolidated Income Statements and Consolidated Balance Sheet follows:

  Consolidated Income Statements

                                                        YEAR ENDED
                                                     DECEMBER 31, 2001
                                                   ---------------------
                                                       AS
                                                   PREVIOUSLY      AS
                                                    REPORTED    RESTATED
                                                   ----------   --------
Statement of Operations
SG&A expenses....................................   $89,987     $91,651
Operating profit.................................    46,680      45,016
Provision for income taxes.......................     9,825       9,414
Net income.......................................    26,565      25,312
Diluted EPS --...................................   $  1.00     $  0.96

                                                        YEAR ENDED
                                                     DECEMBER 31, 2000
                                                   ---------------------
                                                       AS
                                                   PREVIOUSLY      AS
                                                    REPORTED    RESTATED
                                                   ----------   --------
Statement of Operations
SG&A expenses....................................   $82,204     $85,714
Operating profit.................................    81,024      77,514
Provision for income taxes.......................    20,261      19,649
Net income.......................................    49,605      46,707
Diluted EPS --...................................   $  1.90     $  1.79

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) RESTATEMENT OF FINANCIAL RESULTS -- (CONTINUED)

  Consolidated Balance Sheet

                                                  AS OF DECEMBER 31, 2001
                                                  -----------------------
                                                      AS
                                                  PREVIOUSLY       AS
                                                   REPORTED     RESTATED
                                                  -----------   ---------
Trade receivables...............................   $ 74,093     $ 73,789
Deferred tax assets.............................     18,599       19,211
Current assets..................................    243,660      243,968
Total assets....................................    818,067      818,375
Accounts payable and accrued liabilities........     66,233       81,325
Income taxes payable............................      1,263          852
Current liabilities.............................     70,063       84,744
Total liabilities...............................    458,887      473,277
Retained earnings...............................    237,759      232,658
Accumulated other comprehensive income(a).......    (62,239)     (71,220)
Shareholders equity.............................   $359,180     $345,098

---------------

(a) The reclassifications impacting other comprehensive income reflects currency translation adjustments.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedging relationships. All cash flow hedges are linked to transactions and the Company assesses effectiveness at inception and on a quarterly basis. If it is determined that a derivative instrument is not highly effective or the transaction is no longer deemed probable of occurring, the Company discontinues hedge accounting.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Inventories

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. The determination of market value involves assessment of numerous factors, including costs to dispose of inventory and estimated selling prices. Reserves are recorded to reduce carrying value for inventory determined to be damaged, obsolete or otherwise unsaleable.

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

     Expenditures for additions, major renewals or betterments are capitalized and expenditures for maintenance and repairs are charged to income as incurred.

     When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in Other (income) expenses, net. Interest is capitalized in connection with the construction and acquisition of assets. The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset's estimated useful life. Total interest capitalized in connection with ongoing construction activities in 2002, 2001 and 2000 amounted to $1,041, $1,482 and $1,307, respectively.

 Intangible Assets

     Intangible assets are recorded at cost and amortized on a straight-line basis as follows:

Patents.................................  Amortized over the remaining life of individual patents
                                            (average 5 years)
Goodwill................................  No amortization is being recorded in accordance
                                            with SFAS No. 142
Product technology......................  5 to 17 years
Non-compete agreements..................  5 years
Trademarks and other....................  up to 40 years

     The Company continually evaluates the reasonableness of its amortization of intangibles. If it becomes probable that expected future undiscounted cash flows associated with intangible assets are less than their carrying value, the assets are written down to their fair value. On January 1, 2002 the Company adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." SFAS 142 applies to all goodwill and intangibles acquired in a business combination. Under SFAS 142, all goodwill and certain intangibles determined to have indefinite lives, including goodwill and indefinite lived intangibles acquired before initial application of the standard, will not be amortized but will be tested for impairment within six months of adoption of the statement, and at least annually thereafter. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

 Impairment of Long-Lived Assets

     The Company assesses the impairment of its long-lived assets under SFAS 144, including intangible assets, and property, plant and equipment, whenever economic events or changes in circumstances indicate that the carrying amounts of the assets may not recoverable. Long lived assets are considered to be impaired when the sum of the undiscounted expected future operating cash flows is less than the carrying amounts of the related assets.

 Revenue Recognition

     Revenues are recognized when products are shipped and title and risk of loss has passed to the customer. Royalties are recognized as earned in accordance with royalty agreements. Revenue is recorded net of returns and discounts and allowances offered to customers. The Company estimates returns and discounts at the time of sale based on the terms of the agreements and historical experience. The Company continually evaluates the adequacy of these methods used to estimate returns and discounts. Service based revenue is recognized as work is performed or completed, and payment is assured, in accordance with individual customer contracts.

 Income Taxes

     Deferred income taxes reflect the differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws currently enacted. The Company and its eligible subsidiaries file a consolidated U.S. income tax return. Certain subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. income tax return. U.S. income taxes are provided on a repatriation of a portion of accumulated foreign earnings and consider applicable foreign tax credits. The repatriation of dividends occurred due to an expected tax law change, and there is no plan to repatriate dividends in the future. Cambrex has adopted a policy to indefinitely reinvest the unremitted earnings of certain non-U.S. subsidiaries, and as such, separate provisions for income taxes have been determined for these entities and U.S. taxes have not been provided on their unremitted earnings. At December 31, 2002, 2001 and 2000, the cumulative amount of unremitted earnings of non-U.S. subsidiaries was $0, $23,842 and $0 respectively.

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

 Environmental Costs

     In the ordinary course of business, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. The Company's policy is to accrue environmental cleanup related costs of a non-capital nature, including estimated litigation costs, when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. Such accruals are adjusted as further information develops or circumstances change. For certain matters, the Company expects to share costs with other parties. Costs of future expenditures for environmental remediation obligations are not discounted to

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed certain.

 Foreign Currency

     The functional currency of the Company's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses relating to transactions of a long-term investment nature are accumulated in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the results of operations as a component of other revenues in 2002, 2001 and 2000. Foreign currency net transaction gain (losses) were $1,019, ($2,051) and ($1,157) in 2002, 2001 and 2000, respectively.

 Earnings Per Common Share

     All diluted earnings per share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method.

     Earnings per share calculations are as follows:

                                                               FOR THE YEARS ENDED,
                                                        -----------------------------------
                                                         2002         2001          2000
                                                        -------    ----------    ----------
                                                                   (RESTATED)    (RESTATED)
Numerator:
Income available to common stockholders...............  $36,233     $25,312       $46,707
Denominator:
Basic weighted average shares outstanding.............   25,954      25,648        25,015
Effect of dilutive stock options......................      566         847         1,142
                                                        -------     -------       -------
Diluted weighted average shares outstanding...........   26,520      26,495        26,157
Basic earnings per share..............................  $  1.40     $  0.99       $  1.87
Diluted earnings per share............................  $  1.37     $  0.96       $  1.79

     For the year ended December 31, 2002, 2001 and 2000, approximately 1,223,000, 416,000, and 981,000 shares respectively, were not included in the diluted EPS calculation because the option price was greater than the market price.

 Freight Billing and Costs

     The Company bills a portion of freight cost incurred on shipments to customers. Freight costs are reflected in Cost of goods sold and amounts billed to customers are recorded within Net revenues. These amounts are not material to the Company's operating results.

 Stock Based Compensation

     At December 31, 2003, the Company has seven stock-based employee compensation plans currently in effect, which are described more fully in Note
14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                             YEARS ENDED DECEMBER 31,
                                                        -----------------------------------
                                                         2002         2001          2000
                                                        -------    ----------    ----------
                                                                   (RESTATED)    (RESTATED)
Net income, as reported...............................  $36,233     $25,312       $46,707
Deduct: stock-based compensation expenses determined
  using fair value method, net of tax effects.........   (1,714)     (6,994)       (8,869)
                                                        -------     -------       -------
Proforma net income...................................  $34,519     $18,318       $37,838
Earnings per share:
  Basic - as reported.................................  $  1.40     $  0.99       $  1.87
  Basic - proforma....................................  $  1.33     $  0.71       $  1.51
  Diluted - as reported...............................  $  1.37     $  0.96       $  1.79
  Diluted - proforma..................................  $  1.30     $  0.69       $  1.45

     The pro forma compensation expense of $1,714, $6,994, and $8,869 for 2002, 2001 and 2000, respectively, was calculated based on the fair value of each option primarily using the Black-Scholes option-pricing model for non-performance options and a path dependent model for performance options, with the following assumptions for 2002, 2001 and 2000, respectively: (i) average dividend yield of 0.30%, 0.30% and 0.52% (ii) expected volatility of 33.77%, 30.28% and 28.8%, (iii) risk-free interest rate ranging from 3.84% to 4.84%, 3.86% to 5.13%, and 5.31% to 6.69%, and (iv) expected life of 4-6 years.

 Comprehensive income

     SFAS 130, "Reporting Comprehensive Income," requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders' equity, to be included in other comprehensive income (loss). Included within accumulated other comprehensive income for the Company are foreign currency translation adjustments, changes in the fair value related to derivative instruments classified as cash flow hedges, net of related tax benefit, and changes in the minimum pension liability, net of related tax benefit. Total comprehensive income (loss) for the years ended 2002, 2001 and 2000 is included in the Statement of Stockholders' Equity.

     The components of Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity are as follows:

                                                         2002        2001         2000
                                                       --------   ----------   ----------
                                                                  (RESTATED)   (RESTATED)
Foreign currency translation.........................  $(28,460)   $(67,325)    $(49,549)
Unrealized losses on hedging contracts...............    (3,016)     (1,770)          --
Minimum pension liability............................    (6,490)     (2,125)      (1,334)
                                                       --------    --------     --------
                                                       $(37,966)   $(71,220)    $(50,883)
                                                       ========    ========     ========

 Software and Development Costs

     In 2002, 2001 and 2000, the Company capitalized purchased software from a third party vendor and software development costs incurred under the provisions of SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." Capitalized costs include only (1) external direct costs of materials and services incurred in developing or obtaining internal use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote substantial time to the internal-use

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

software project, and (3) interest costs incurred, while developing internal-use software. Amortization begins when assets are ready for their intended purpose and were placed in service.

     Research and development costs, business process re-engineering costs, training and computer software maintenance costs are expensed as incurred. Software development costs are being amortized using the straight-line method over the expected life of the product.

 Segment Information

     SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" requires segment information to be prepared using the "management" approach. The management approach is based on the method that management organizes the segments within the Company for making operating decisions and assessing performance. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.

 Reclassification

     Certain reclassifications have been made to prior year disclosures to conform with current year presentation.

(4) ACQUISITIONS

     On October 30, 2001, Cambrex Corporation completed the acquisition of Marathon Biopharmaceuticals ("Marathon"), located in Hopkinton, Massachusetts, for approximately $26,000 in cash through a share purchase of CoPharma Inc. Marathon is a full-service cGMP manufacturer of biopharmaceutical ingredients and purified bulk biologics for pre-clinical evaluation, clinical trials and commercial scale quantities. This acquisition strengthens Cambrex's existing capabilities for producing pre-clinical, clinical and commercial quantities of bulk biologics. Assets acquired and liabilities assumed have been recorded at their fair estimated fair values. Goodwill was recorded at approximately $11,035 and other identifiable intangibles were $2,153. Assets acquired include $9,900 of fixed assets, $700 in inventories, $5,700 deferred tax assets and approximately $3,400 in accounts payable and accrued liabilities. The goodwill associated with this transaction is not deductible for tax purposes. Subsequent to the acquisition, the company's formal name was changed to Cambrex Bio Science Hopkinton, Inc.

     On June 1, 2001, Cambrex Corporation completed its acquisition of the Bio Science Contract Production Corporation ("Bio Science") biopharmaceutical manufacturing business in Baltimore, Maryland. The business involves the cGMP manufacture of purified bulk biologics and pharmaceutical ingredients. The total purchase price was approximately $120,000 in cash, which was funded by an existing line of credit facility. Additional purchase price payments of up to $25,000 may be made depending on future business performance over the next four years. Assets acquired and liabilities assumed have been recorded at their estimated fair values. Goodwill was recorded at approximately $117,800, including incremental deal costs. In addition, identifiable intangible assets of $3,382 have been recorded. Subsequent to the acquisition, the Company's formal name was changed to Cambrex Bio Science Baltimore, Inc.

     On March 2, 2000, the Company completed the acquisition of Conti BC NV, a manufacturer and supplier of pharmaceutical intermediates and active pharmaceutical ingredients, located in Landen, Belgium. The Company paid approximately $6,200 in cash and assumed debt for the business. At the time of the transaction, goodwill was recorded at $451. Subsequent to the acquisition, the Company's formal name was changed to Cambrex Profarmaco Landen NV.

     On July 24, 2000, the Company completed the acquisition of Lumitech, Limited, an emerging company based in Nottingham, United Kingdom, which provides products and services used in the high throughput

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(4) ACQUISITIONS -- (CONTINUED)

screening market for drug discovery. The Company paid approximately $4,700 in cash at closing, the majority of which was recorded as patents and other intangibles, with additional future performance-based payments of up to $16,000 due over the next five years. No additional performance-based payments have been made to date. The acquired patents and other intangibles are being amortized over 20 years. Subsequent to the acquisition, the Company's formal name was changed to Cambrex Bio Science Nottingham Limited.

     On August 29, 2000, Cambrex Corporation announced that its CasChem, Inc. subsidiary had licensed the castor oil based ester products business from Arizona Chemical, Jacksonville, FL through a perpetual licensing agreement for approximately $4,500. The agreement provides CasChem with process technologies, customer lists, and supply of raw materials. The ester products are used in personal care and coatings applications. The license cost is included in intangible assets at December 31, 2000 and is being amortized over 10 years. As part of the transaction, CasChem entered into a five-year supply agreement with Arizona Chemical to manufacture a line of tall oil based products used in the lubricant and lithographic ink markets.

     The above acquisitions have been accounted for under the purchase method of accounting and accordingly the results of operations of the acquisitions are included in the accompanying consolidated financial statements from the date of acquisition. Assets acquired and liabilities assessed have been recorded at their fair values.

(5) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Goodwill and Intangible Assets:

     The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" in the first quarter of fiscal 2002. The effect of this adoption was to cease amortization of goodwill and certain other indefinite-lived intangible assets, which resulted in a decrease in amortization expense for the year ended December 31, 2002 of approximately $8,814 million after income taxes. The Company has established reporting units based on its current segment structure for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company completed the first step of the transitional goodwill impairment test and has determined that no impairment existed at January 1, 2002. The Company will evaluate goodwill and other intangible assets at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable based on the estimated future cash flows.

     In the fourth quarter of 2002, the Company performed the required annual test for impairment. The assessment was made in conjunction with the budgeting process and the long range planning by each reporting unit. The assessment utilized a forecasted cash flow method discounted based on the Company's weighted average cost of capital plus a risk adjusted factor. The Rutherford Chemical reporting unit indicated a possible impairment due to certain external factors which indicated increased competition and price declines. The Company also began to reevaluate the future plans and related investment into new and existing products. The re-evaluation indicated declining growth prospects. As a result, the Company performed an analysis which determined a full impairment write-off of the Rutherford goodwill of approximately $3,962 was necessary.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(5) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)

     The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

                                        BIO-       HUMAN    RUTHERFORD
                                     TECHNOLOGY   HEALTH    CHEMICALS
                                      SEGMENT     SEGMENT    SEGMENT      TOTAL
                                     ----------   -------   ----------   --------
Balance as of January 1, 2002......   $183,941    $32,032    $ 3,849     $219,822
Purchase Accounting Adjustments on
  Recent Acquisitions..............     (7,071)        --         --       (7,071)
Impairment Charge..................         --         --     (3,962)      (3,962)
Cumulative Translation Effect......        776      4,676        113        5,565
                                      --------    -------    -------     --------
Balance as of December 31, 2002....   $177,646    $36,708    $     0     $214,354
                                      ========    =======    =======     ========

     The purchase accounting adjustments relate to the acquisitions occurred during 2001 and they consist of $5,730 reallocation from goodwill to other intangible assets, as well as $1,341 reallocation from goodwill to fixed assets. These adjustments are the result of final valuations received on the assets and liabilities acquired.

     Other intangible assets that are not subject to amortization beginning January 1, 2002, consist of the following:

                            AS OF DECEMBER 31, 2002             AS OF DECEMBER 31, 2001
                       ---------------------------------   ---------------------------------
                        GROSS                               GROSS
                       CARRYING   ACCUMULATED              CARRYING   ACCUMULATED
                        AMOUNT    AMORTIZATION     NET      AMOUNT    AMORTIZATION     NET
                       --------   ------------   -------   --------   ------------   -------
Proprietary
  Process............  $ 4,020      $ (2,345)    $ 1,675   $ 4,721      $ (2,345)    $ 2,376
License Agreements...    3,630          (641)      2,989     4,500          (641)      3,859
Trademarks...........   44,038        (9,641)     34,397    44,038        (9,641)     34,397
                       -------      --------     -------   -------      --------     -------
  Total..............  $51,688      $(12,627)    $39,061   $53,259      $(12,627)    $40,632
                       =======      ========     =======   =======      ========     =======

     Proprietary process intangibles decreased by $701 due to the sale of the in-vitro diagnostic business. License agreements decreased by $870 due to a reduction in basis as part of the arbitration award (See Note 19) and the sale of a small portion of the product line initially acquired.

 Intangible Assets:

     Other intangible assets, which will continue to be amortized, consist of the following:

                                                 AS OF                   AS OF
                                           DECEMBER 31, 2002       DECEMBER 31, 2001
                                         GROSS CARRYING AMOUNT   GROSS CARRYING AMOUNT
                                         ---------------------   ---------------------
Patents................................        $  2,589                $  2,469
Proprietary Process....................           5,841                   1,091
Supply Agreements......................           2,100                   2,100
Trademarks.............................             785                      --
Unpatented Technology..................           5,490                   4,945
Other..................................           1,235                   1,480
Fully Amortized Assets*................          12,347                  12,347
                                               --------                --------
  Total................................          30,387                  24,432
                                               --------                --------
Accumulated Amortization...............         (16,050)                (15,875)
                                               --------                --------
Net....................................        $ 14,337                $  8,557
                                               ========                ========

* This category includes certain fully amortized patents, proprietary process and non-compete agreements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(5) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)

     Amortization expense amounted to $1,554, $14,031 and $10,155, for the years ended December 31, 2002, 2001 and 2000, respectively.

     The expected future amortization expense related to current intangible assets currently recorded in the future is as follows:


For the year ended December 31, 2003........................  $1,543
For the year ended December 31, 2004........................  $1,333
For the year ended December 31, 2005........................  $1,308
For the year ended December 31, 2006........................  $1,298
For the year ended December 31, 2007........................  $1,287

     Pro-forma net income and diluted earnings per share for the year ended December 31, 2002, reflecting the adoption of SFAS No. 142, were as follows:

                                                       FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                               -----------------------------------
                                                2002         2001          2000
                                               -------    ----------    ----------
                                                          (RESTATED)    (RESTATED)
Net income as reported.......................  $36,233     $25,312       $46,707
Pro-forma amortization effect, after taxes...       --       8,814         6,463
                                               -------     -------       -------
Net income -- pro forma......................  $36,233     $34,126       $53,170
Diluted earnings per share as reported.......  $  1.37     $  0.96       $  1.79
Add back:
  Goodwill and other indefinite-lived
     amortization expense....................      N/A        0.33          0.24
                                               -------     -------       -------
Diluted earnings per share -- pro forma......  $  1.37     $  1.29       $  2.03
                                               =======     =======       =======

 Accounting for Asset Retirement Obligations

     In June 2001, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and was adopted by the Company on January 1, 2003. Adoption of SFAS 143 did not have a material effect on the Company's consolidated financial position or results of operations.

 Accounting for Impairment or Disposal of Long-Lived Assets:

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 primarily addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 became effective on January 1, 2002. For long-lived assets to be held and used, the new rules continue previous guidance to recognize impairment when the undiscounted cash flows will not recover its carrying amount. The impairment to be recognized will continue to be measured as the difference between the carrying amount and fair value of the asset. The computation of fair value now removes goodwill from consideration and incorporates a probability-weighted cash flow estimation approach. The previous guidance provided in SFAS 121 is to be applied to assets to be disposed of by sale. Long-lived assets to be disposed by other than sale will now recognize impairment at the date of disposal, but will be considered assets to be held and used until that time. The Company adopted SFAS 144 as of January 1, 2002.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(5) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)

 Rescission of FAS No. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2002

     In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FAS No. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2002" ("SFAS 145"). The statement rescinds SFAS 4 (as amended by SFAS 64), which required extraordinary item treatment for gains and losses on extinguishments of debt, and SFAS 44, which does not affect the Company. Additionally, the statement amends certain provisions of SFAS 13 and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to extinguishments of debt are effective for the Company beginning January 1, 2003, and all other provisions are effective for transactions occurring or financial statements issued on or after May 5, 2002. The Company has determined that the effects on its financial statements resulting from adoption will not be material.

 Accounting for Costs Associated with Exit or Disposal Activities

     In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3, and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Any charges associated with future restructuring programs will be recorded in accordance with SFAS 146. This will spread the recognition of the restructuring expenses over a number of accounting periods as compared to EITF 94-3.

 Accounting for Stock-Based Compensation -- Transition and Disclosure

     In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"). This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employees compensation from the intrinsic method. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. SFAS 148's amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosures provision of SFAS 148 as of December 31, 2002, and will continue to use the intrinsic value method of APB 25. The Company is currently considering the alternatives provided within this SFAS 148 for future periods.

  Guarantor's Accounting and Disclosure Requirements for Guarantees

     In November 2002, FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN 45

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(5) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)

elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The required disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is assessing the potential impact on its results from operations from the adoption of FIN 45.

  Consolidation of Variable Interest Entities

     In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company in its third quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The Company has reviewed FIN 46 to determine its impact, if any, on future periods, and does not anticipate any material accounting or disclosure requirement under the provisions of the interpretation.

  Accounting for Revenue Arrangements with Multiple Deliverables

     In January 2003, the Emerging Issues Task Force ("EITF") released EITF 00-21: "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services. EITF 00-21 is effective for revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The Company is currently reviewing the impact of this EITF.

(6) NET INVENTORIES

     Net inventories consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2002        2001
                                                         --------    --------
Finished goods.........................................  $ 55,372    $ 48,184
Work in process........................................    24,997      27,093
Raw materials..........................................    24,638      28,777
Supplies...............................................     4,825       3,692
                                                         --------    --------
          Total........................................  $109,832    $107,746
                                                         ========    ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(7) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         2002         2001
                                                       ---------    ---------
Land.................................................  $  16,970    $  19,567
Buildings and improvements...........................    127,207      118,205
Machinery and equipment..............................    379,851      341,562
Furniture and fixtures...............................     17,940       13,067
Construction in progress.............................     38,755       52,747
                                                       ---------    ---------
          Total......................................    580,723      545,148
Accumulated depreciation.............................   (270,222)    (257,543)
                                                       ---------    ---------
  Net................................................  $ 310,501    $ 287,605
                                                       =========    =========

     Depreciation expense amounted to $39,124, $36,766 and $31,939 for the years ended December 31, 2002, 2001 and 2000, respectively.

(8) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The components of accounts payable and accrued liabilities are as follows:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                           ---------------------
                                                            2002         2001
                                                           -------    ----------
                                                                      (RESTATED)
Accounts payable.........................................  $44,659     $49,093
Salaries, employee benefits payable and other............   33,219      25,700
Unrealized losses on interest rate swaps.................    6,492       2,185
Vitamin B-3 reserve......................................    9,034       4,347
                                                           -------     -------
            Total........................................  $93,404     $81,325
                                                           =======     =======

(9) INCOME TAXES

     Income (loss) before taxes consisted of the following:

                                                     YEARS ENDED DECEMBER 31,
                                                -----------------------------------
                                                 2002         2001          2000
                                                -------    ----------    ----------
                                                           (RESTATED)    (RESTATED)
Domestic......................................  $(2,890)    $(9,063)      $10,382
International.................................   51,072      43,789        55,974
                                                -------     -------       -------
          Total...............................  $48,182     $34,726       $66,356
                                                =======     =======       =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)

     The provision for income taxes consists of the following expenses
(benefits):

                                                            YEARS ENDED DECEMBER 31,
                                                       -----------------------------------
                                                        2002         2001          2000
                                                       -------    ----------    ----------
                                                                  (RESTATED)    (RESTATED)
Current:
  Federal............................................  $(1,004)    $  5,641      $ 8,359
  State..............................................      835          643          336
  International......................................   20,650       19,947       17,547
                                                       -------     --------      -------
                                                       $20,481     $ 26,231      $26,242
                                                       -------     --------      -------
Deferred:
  Federal............................................  $(8,611)     (15,471)      (7,571)
  State..............................................       58           --           --
  International......................................       21       (1,346)         978
                                                       -------     --------      -------
                                                       $(8,532)    $(16,817)     $(6,593)
                                                       -------     --------      -------
          Total......................................  $11,949     $  9,414      $19,649
                                                       =======     ========      =======

     The provision for income taxes differs from the statutory Federal income tax rate of 35% for 2002, 2001 and 2000 as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                        -----------------------------------
                                                         2002         2001          2000
                                                        -------    ----------    ----------
                                                                   (RESTATED)    (RESTATED)
Income tax at Federal statutory rate..................  $16,864     $12,154       $23,225
State and local taxes, net of Federal income tax
  benefits............................................      543         419           218
Difference between Federal statutory rate and
  statutory rates non-U.S. income.....................    2,485         424        (1,233)
Reversal of valuation allowance for NOL
  carryforward........................................   (2,455)         --            --
Research and experimentation credits..................   (1,525)     (1,345)       (1,458)
Non-taxable international income accrual..............   (3,139)     (2,692)       (2,653)
Foreign Tax Credits...................................       --        (454)       (2,884)
Non-deductible provision for Vitamin B-3..............       --         155           (78)
Other.................................................     (824)        753         4,512
                                                        -------     -------       -------
                                                        $11,949     $ 9,414       $19,649
                                                        =======     =======       =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)

     The components of deferred tax assets and liabilities as of December 31, 2002 and 2001 relate to temporary differences and carryforwards as follows:

                                                               DECEMBER 31,
                                                           ---------------------
                                                            2002         2001
                                                           -------    ----------
                                                                      (RESTATED)
Deferred tax assets:
  Foreign tax credits....................................  $10,959     $   612
  Environmental..........................................      582         497
  Net operating loss carryforwards.......................    3,309       2,430
  Inventory..............................................    1,762       1,941
  Employee benefits......................................    5,035       4,715
  Restructuring..........................................    8,081       9,885
  Receivables............................................      695         240
  Capital Assets.........................................    1,148          --
  Legal Reserves.........................................    1,467          --
  Alternative minimum tax credits........................    2,095       2,095
  Other..................................................    3,205       1,681
                                                           -------     -------
  Net current deferred tax assets........................   38,338      24,096
  Valuation allowances...................................   (2,726)     (4,885)
                                                           -------     -------
          Total net deferred tax assets..................  $35,612     $19,211
                                                           =======     =======
Deferred tax liabilities:
  Depreciation...........................................  $27,875     $26,924
  Intangibles............................................   17,433      12,628
  Italian Intangibles....................................       --       1,259
  Acquisition Reserve....................................    3,599       3,727
  Other..................................................    3,723       3,741
                                                           -------     -------
          Total net non-current deferred tax
            liabilities..................................  $52,630     $48,279
                                                           =======     =======

     Included within the change in the cumulative translation adjustment for the year ended December 31, 2002 is $1,628 related to the translation of deferred tax assets and liabilities of international operations.

     Under the tax laws of the various countries in which the Company operates, net operating losses (NOLs) may be carried forward, subject to statutory limitations, to reduce taxable income in future years. The tax effect of such NOL carryforwards aggregated approximately $3,309 and $2,430 at December 31, 2002 and 2001. The change in valuation allowance for the years ended December 31, 2002 and 2001 was $2,455 and $(2,196), respectively. A valuation allowance has been established when management believes that it is more likely than not that the full amount of deferred tax assets will not be realized.

     As of December 31, 2002 approximately $10,959 of foreign tax credits were available as credit against future U.S. income taxes. Under the U.S. Internal Revenue Code rules, these foreign tax credits will begin to expire in 2005 through 2007. The Company believes that it will have sufficient foreign source income to utilize these credits.

     During 2002, the Company derived U.S. income tax benefits of approximately $495 from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income (ETI) attributable to foreign trading gross receipts. The World Trade Organization (WTO) ruled that this ETI represents a prohibited export subsidy under the WTO Agreement on Subsidies and Countervailing Measures. Since the impact of this matter depends upon the actions of both the European Union and the legislative action of the

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)

U.S. Congress, it is not possible to predict the impact on future financial results. If the ETI is repealed and replacement legislation is not enacted, future results could be negatively impacted.

     As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. The Company has prevailed in its Swedish tax court case and is currently awaiting a decision by the Swedish tax authorities as to whether an appeal will be filed. The Company believes that its positions comply with applicable law and intends to continue to vigorously defend its positions. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to these matters, and it does not anticipate any material earnings impact from their resolution.

     During 1998, the Company made an election which allowed the Italian subsidiary to deduct for tax purposes previously non-deductible intangible assets. The result of this election was a charge to 1998 earnings of $3,420 that resulted in future favorable tax benefits. These benefits were $1,259, $1,326, and $1,928 for 2002, 2001, 2000, respectively.

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

     Short-term debt at December 31, 2002 and 2001 consists of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Export financing facility...................................  $   --   $2,073
Other, including current portion of long-term debt..........   2,364      494
                                                              ------   ------
                                                              $2,364   $2,567
                                                              ======   ======

     The 2002 and 2001 average interest rates were 2.2% and 3.9%, respectively.

(11) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
Bank credit facilities(a)...............................  $257,350   $298,350
Capitalized leases(b)...................................    12,448     14,161
Notes payable...........................................        --         18
                                                          --------   --------
          Subtotal......................................   269,798    312,529
Less: current portion...................................    (2,364)        (5)
                                                          --------   --------
          Total.........................................  $267,434   $312,524
                                                          ========   ========

(a) In November 2001, the Company entered into a $430,000 Revolving Credit Agreement with a group of banks led by JPMorganChase as the lead agency bank. The agreement consisted of a 364-day renewable senior revolving credit facility for $161,000, and a 5-year senior revolving credit facility for $269,000.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(11) LONG-TERM DEBT -- (CONTINUED)

     In November 2002, the 364-day senior revolving credit facility matured and was successfully renewed. The current capacity for the senior revolving credit facility is $157,500 under the 364-day facility and $268,750 under the five-year facility, for a total of $426,250. The five-year agreement expires in November 2006.

     The Revolving Credit Agreement allows the Company to choose among various interest rate options and to specify the portion of the borrowing to be covered by specific interest rates. Under the Revolving Credit Agreement the interest rate options available to the Company are the following:

     1) U.S. Prime Rate,

     2) LIBOR plus an applicable margin that ranges from .575% to 1.25%, or

     3) Money Market rate plus an applicable margin that ranges from .575% to 1.25%.

     The Applicable Rate (margin or credit spread) on outstanding debt is based upon the ratio of consolidated funded indebtedness to consolidated modified EBITDA of Cambrex Corporation. The Company also pays a commitment fee between ..15% to .30% on the entire revolving credit facility. The 2002 and 2001 average interest rates were 4.3% and 5.2%, respectively.

     The bank loan is collateralized by dividend and distribution rights associated with a pledge of a portion of stock which the Company owns in a foreign holding company. This foreign holding company owns certain of the Company's non-U.S. operating subsidiaries.

     The credit facilities are primarily used to finance the Company's acquisition activities. The undrawn borrowing under the agreement as of December 31, 2002 was $168,900. Of this amount, $152,143 is available to be borrowed due to limits established in the Revolving Credit Agreement.

     The Agreement is subject to financial covenants requiring the Company to maintain certain levels of net worth, an interest coverage ratio and leverage ratios, as well as a limitation on indebtedness. The Company met all of the bank covenants during 2002.

     (b) The Company assumed six capital leases as part of the acquisition of Irotec in 1999 of $5,436. These leases are for various plant and equipment expiring in 2006 to be repaid in 28 equal quarterly installments. There is $2,549 outstanding at December 31, 2002. The Company also assumed three capital leases as part of the acquisition of Bio Science Contract Production Corp. in June, 2001 of $12,100. The leases are for buildings and improvements and phone systems. There is $9,897 outstanding at December 31, 2002. All capital leases are collateralized by their underlying assets.

     Aggregate maturities of long-term debt are as follows:


2003........................................................  $  2,364
2004........................................................     2,387
2005........................................................     1,920
2006........................................................   258,778
2007........................................................     1,438
Thereafter..................................................     2,911
                                                              --------
          Total.............................................  $269,798
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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(12) DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)

However, the Company does not anticipate non-performance by the counterparties.

     The Company adopted (SFAS 133) Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities," and its corresponding amendments under SFAS No. 138, (referred to hereafter as "SFAS 133"), which establishes accounting and reporting standards for derivative financial instruments. The Company's policy is to enter into forward exchange contracts and/or currency options to hedge foreign currency transactions. This hedging strategy mitigates the impact of short-term foreign exchange rate movements on the Company's operating results primarily in the United Kingdom, Sweden and Italy. The Company's primary market risk relates to exposures to foreign currency exchange rate fluctuations on transactions entered into by these international operations which are denominated primarily in U.S. dollars, Swedish Krona, Euros, and British pound sterling. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations. The Company's forward exchange contracts substantially offset gains and losses on the transactions being hedged. The forward exchange contracts have varying maturities with none exceeding twelve months. The Company makes net settlements for forward exchange contracts at maturity, based upon negotiated rates at inception of the contracts. The Company also enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts.

     All forward and swap contracts outstanding at January 1 and December 31, 2002 have been designated as cash flow hedges and accordingly, changes in the fair value of derivatives are recorded each period in Other comprehensive income. Changes in the fair value of the derivative instruments reported in Other comprehensive income will be reclassified as earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges are recognized in current-period earnings and is immaterial to the Company's financial results. Adoption of this statement resulted in an after tax reduction of other comprehensive income of $86. The unrealized net loss recorded in comprehensive income at December 31, 2002 was $3,017. This amount will be reclassified into earnings as the underlying forecasted transactions occur. The balance of unrealized losses included in comprehensive income at December 31, 2002 will be recognized in earnings over the next twelve months. The net gain recognized in earnings related to foreign currency forward contracts during the twelve months ended December 31, 2002 was $2,216. The net loss on interest rate swap contracts recognized in interest expense was $3,624 for the twelve months ended December 31, 2002.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(12) DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)

 Interest Rate Swap Agreements

     The notional amounts provide an indication of the extent of the Company's involvement in such agreements but do not represent its exposure to market risk. The following table shows the notional amounts outstanding, maturity dates, and the weighted average receive and pay rates of interest rate swap agreements as of December 31, 2002.

                                                               WEIGHTED AVG. RATE
NOTIONAL                                           MATURITY    -------------------
AMOUNTS                                              DATE       PAY       RECEIVE
--------                                           --------    -----      --------
$10,000..........................................    2005      4.76%        1.40%
$10,000..........................................    2005      4.66%        1.41%
$10,000..........................................    2003      5.77%        1.41%
$ 5,000..........................................    2003      2.14%        1.83%
$ 5,000..........................................    2005      3.37%        1.82%
$ 5,000..........................................    2005      3.35%        1.82%
$10,000..........................................    2006      4.72%        1.41%
$20,000..........................................    2005      4.98%        1.42%
$10,000..........................................    2003      6.65%        1.78%
$ 5,000..........................................    2004      3.83%        1.80%
$ 5,000..........................................    2004      2.76%        1.82%
$10,000..........................................    2006      5.05%        1.40%
$ 5,000..........................................    2003      2.08%        1.83%
$10,000..........................................    2005      4.73%        1.41%
$ 5,000..........................................    2004      2.79%        1.83%
$ 5,000..........................................    2003      2.08%        1.82%
$ 5,000..........................................    2003      2.16%        1.83%

     Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions. The fair value of these agreements were based on quoted market prices and was in a loss position of $6,492 at December 31, 2002.

 Foreign Exchange Instruments

     The table below reflects the notional and fair value amounts of foreign exchange contracts at December 31, 2002 and 2001.

                                                         2002                2001
                                                   -----------------   ----------------
                                                   NOTIONAL    FAIR    NOTIONAL   FAIR
                                                   AMOUNTS    VALUE    AMOUNTS    VALUE
                                                   --------   ------   --------   -----
Forward exchange contracts.......................  $29,564    $1,846   $40,009    $(238)

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(13) STOCKHOLDERS' EQUITY

     The Company has two classes of common shares designated Common Stock and Nonvoting Common Stock. Authorized shares of Common Stock were 100,000,000 and 60,000,000 at December 31, 2002 and 2001 respectively. Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 2002 and 2001.

     At December 31, 2002 there were 364,662 of authorized shares of Common Stock reserved for issuance for stock option plans.

     Nonvoting Common Stock with a par value of $.10, has equal rights with Common Stock, with the exception of voting power. Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock. As of December 31, 2002 and 2001, no shares of Nonvoting Common Stock were outstanding.

     The Company held treasury stock of 2,487,247 and 2,234,421 shares at December 31, 2002 and 2001, respectively, and are used for issuance to the Cambrex Savings Plan.

     The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 2002 and 2001, there was no preferred stock outstanding.

(14) STOCK OPTIONS

     The Company has seven stock-based compensation plans currently in effect. The 1992 Stock Option Plan ("1992 Plan") provides for the granting to key employees both non-qualified stock options and incentive stock options. The 1993 Senior Executive Stock Option Plan ("1993 Plan") provides for the granting of non-qualified and incentive stock options (ISO) intended to qualify as additional incentives to the Company's Senior Executive Officers. This plan will expire in April 2003. The 1994 Stock Option Plan ("1994 Plan") provides for the granting to key employees both non-qualified and ISO stock options, intended to qualify as additional incentives to management and other key employees. The 1994 Plan also provides for the granting of non-qualified stock options to non-employee directors. The 1996 Performance Stock Option Plan ("1996" Plan) provides for the granting of non-qualified and ISO stock options intended to qualify as additional incentives to management and other key employees. The 1996 Plan also provides for the granting of non-qualified stock options to non-employee directors.

     The 1998 Performance Stock Option Plan ("1998 Plan") provides for the granting of non-qualified and ISO stock options intended to qualify as additional incentives to directors and key employees. The 2000 Employee Performance Stock Option Plan ("2000 Plan") provides for the granting of non-qualified options and ISO stock options intended to qualify as additional incentives to non-executive employees. On April 26, 2001, The Company's Stockholders approved the 2001 Performance Stock Option Plan ("2001 Plan"), which provides for the granting of options intended to qualify as additional incentives to directors and key employees.

     Options granted under the 1996, 1998, 2000 and 2001 Plan shall become exercisable six years after the date of grant, subject to acceleration if the publicly traded price of the Company's Common Stock equals or exceeds levels determined by the Committee within certain time periods or in the event of a change in control. Options shall have a term of no more than ten years from the date of grant. In addition, stock option awards may be transferred to a member of the Participant's immediate family or to a trust or similar vehicle for the benefit of such transferee.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(14) STOCK OPTIONS -- (CONTINUED)

     306,200 options were exercised during 2002. Shares of Common Stock subject to outstanding options under the stock option plans were as follows:

                                                OPTIONS OUTSTANDING
                       ---------------------------------------------------------------------   OPTIONS EXERCISABLE
                                                                         WEIGHTED AVERAGE      --------------------
                                                                      ----------------------               WEIGHTED
                                                        OPTION         REMAINING                           AVERAGE
                        AUTHORIZED                     PRICE PER      CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
                       FOR ISSUANCE   OUTSTANDING       SHARE $       LIFE (YRS)    PRICE $     SHARES     PRICE $
                       ------------   -----------   ---------------   -----------   --------   ---------   --------
1992 Plan............     300,000         10,500         8.063           1.88         8.06        10,500     8.06
1993 Plan............     900,000         65,000         6.625           0.83         6.63        65,000     6.63
1994 Plan............     300,000         20,850    6.625 -  7.438       1.15         7.09        20,850     7.09
                                           9,000        11.438           2.33        11.44         9,000    11.44
1996 Plan............   3,000,000        593,750    12.375 - 17.500      3.38        13.61       593,750    13.61
                                         181,851    22.063 - 29.375      4.26        26.39       181,850    26.39
                                         536,498    29.900 - 46.850      8.39        41.86        14,000    37.00
1998 Plan............   1,180,000        652,688    22.063 - 34.750      6.58        23.28       763,266    26.51
                                         133,200    40.500 - 46.850      8.00        43.62         1,000    40.50
2000 Plan............     500,000        451,750    34.750 - 46.850      5.63        42.13       130,167    44.04
2001 Plan............     750,000        505,628    29.900 - 46.850      9.10        34.78            --       --
                        ---------      ---------                                               ---------
          Total
            Shares...   6,930,000      3,160,715    6.625 - 46.850                   29.65     1,789,383    22.45
                        =========      =========                                               =========

 2002 Equity Compensation Table

                                   COLUMN (A)          COLUMN (B)            COLUMN (C)
                                -----------------   -----------------   --------------------
                                                                             NUMBER OF
                                    NUMBER OF                           SECURITIES REMAINING
                                SECURITIES TO BE        WEIGHTED        FOR FUTURE ISSUANCE
                                   ISSUED UPON      AVERAGE EXERCISE        UNDER EQUITY
                                   EXERCISE OF          PRICE OF         COMPENSATION PLANS
                                   OUTSTANDING         OUTSTANDING           (EXCLUDING
                                OPTIONS, WARRANTS   OPTIONS, WARRANTS   SECURITIES REFLECTED
PLAN CATEGORY                      AND RIGHTS          AND RIGHTS          IN COLUMN (A))
-------------                   -----------------   -----------------   --------------------
Equity compensation plans
  approved by security
  holders.....................      2,708,965           $27.5747              319,578
Equity compensation plans not
  approved by security
  holders.....................        451,750           $42.1275               45,084
                                    ---------           --------              -------
Total.........................      3,160,715           $29.6547              364,662
                                    =========           ========              =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(14) STOCK OPTIONS -- (CONTINUED)

     Information regarding the Company's stock option plans is summarized below:

                                                                      WEIGHTED AVERAGE
                                                                  ------------------------
                                                      NUMBER OF   EXERCISE   FAIR VALUE $      OPTIONS
                                                       SHARES     PRICE $    AT GRANT DATE   EXERCISABLE
                                                      ---------   --------   -------------   -----------
Outstanding at December 31, 1999....................  3,217,049    18.05                      1,757,900
  Granted...........................................  1,182,182    41.99         16.88
  Exercised.........................................   (713,246)   15.81
  Cancelled.........................................   (124,750)   25.42
                                                      ---------
Outstanding at December 31, 2000....................  3,561,235    26.18                      2,466,080
                                                      ---------
  Granted...........................................    240,144    45.64         17.28
  Exercised.........................................   (628,577)   18.72
  Cancelled.........................................    (26,535)   30.62
                                                      ---------
Outstanding at December 31, 2001....................  3,146,267    29.10                      2,248,352
                                                      ---------
  Granted...........................................    583,932    34.57         14.65
  Exercised.........................................   (306,200)   20.21
  Cancelled.........................................   (263,284)   42.65
                                                      ---------
Outstanding at December 31, 2002....................  3,160,715                               1,789,383
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

     Benefits for the salaried and certain hourly employees are based on salary and years of service, while those for employees covered by a collective bargaining agreement are based on negotiated benefits and years of service. Effective January 1, 2003, newly hired employees (except those covered by collective bargaining) will not participate in these plans. The Company currently is reviewing alternative means of providing retirement benefits for all employees.

     The Company's policy is to fund pension costs currently to the full extent required by the Internal Revenue Code. Pension plan assets consist primarily of balanced fund investments.

     The net periodic pension expense for both 2002 and 2001 is based on a twelve month period and on valuations of the plans as of January 1. However, the reconciliation of funded status is determined as of the September 30 measurement date.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)

     The funded status of these plans, incorporating fourth quarter contributions, as of September 30, 2002 and 2001 is as follows:

                                                                2002       2001
                                                              --------    -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 31,942    $28,345
Service cost................................................     1,625      1,641
Interest cost...............................................     2,339      2,213
Amendments..................................................        --         62
Actuarial loss (gain).......................................     5,995      1,197
Benefits paid...............................................    (1,575)    (1,516)
                                                              --------    -------
Benefit obligation at end of year...........................    40,326     31,942
                                                              --------    -------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............    26,222     29,903
Actual return on plan assets................................    (1,566)    (3,714)
Contributions...............................................     1,540      1,549
Benefits paid...............................................    (1,575)    (1,516)
                                                              --------    -------
Fair value of plan assets at end of year....................    24,621     26,222
                                                              --------    -------

Funded status...............................................   (15,705)    (5,720)
Unrecognized prior service cost.............................       988      1,026
Unrecognized net (gain) loss................................    12,175      2,513
Additional minimum liability................................    (9,532)    (1,654)
                                                              --------    -------
Prepaid (accrued) benefit at September 30,..................   (12,074)    (3,835)
4th quarter contributions...................................       357        316
                                                              --------    -------
Prepaid (accrued) benefit cost at December 31,..............  $(11,717)   $(3,519)
                                                              ========    =======

     The components of net periodic pension cost are as follows:

                                                         2002       2001       2000
                                                        -------    -------    -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost..........................................  $ 1,625    $ 1,641    $ 1,941
Interest Cost.........................................    2,339      2,213      2,076
Expected return on plan assets........................   (2,190)    (2,492)    (2,392)
Amortization of prior service cost....................       38         34         34
Recognized actuarial (gain) loss......................       88       (167)       (75)
                                                        -------    -------    -------
Net periodic benefit cost.............................  $ 1,900    $ 1,229    $ 1,584
                                                        =======    =======    =======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
Discount rate.........................................     6.75%      7.50%      8.00%
Expected return on plan assets........................     8.50%      8.50%      8.00%
Rate of compensation increase.........................     5.00%      5.00%      5.00%

     The aggregate ABO (Accumulated Benefit Obligation) exceeds plan assets by $12,076 in 2002 for all qualified domestic plans.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)

     The Company has a Supplemental Executive Retirement Plan (SERP) for key executives. This plan is non-qualified and unfunded. It consists of two plans, the Corporate SERP plan and the BioWhittaker SERP Plan.

     The benefit obligation for these plans as of September 30, 2002 and 2001 is as follows:

                                                               2002      2001
                                                              -------   -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 5,391   $ 5,148
Service cost................................................      226       254
Interest cost...............................................      396       403
Amendments..................................................      (86)       --
Actuarial loss (gain).......................................      432      (191)
Benefits paid...............................................     (223)     (223)
                                                              -------   -------
Benefit obligation at end of year...........................    6,136     5,391
                                                              -------   -------

Funded status...............................................   (6,136)   (5,391)
Unrecognized prior service cost.............................       32       133
Unrecognized net (gain) loss................................    1,690     1,370
Additional minimum liability................................   (1,386)   (1,169)
                                                              -------   -------
Prepaid (accrued) benefit at December 31,...................  $(5,800)  $(5,057)
                                                              =======   =======

The components of net periodic benefit cost are as follows:

                                                              2002    2001    2000
                                                              ----    ----    ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost................................................  $226    $254    $249
Interest Cost...............................................   396     403     356
Expected return on plan assets..............................    --      --      --
Amortization of prior service cost..........................    15      15      15
Recognized actuarial (gain) loss............................   114     136     136
                                                              ----    ----    ----
Net periodic benefit cost...................................  $751    $808    $756
                                                              ====    ====    ====
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
Discount rate...............................................  6.75%   7.50%   8.00%
Expected return on plan assets..............................   N/A     N/A     N/A
Rate of compensation increase...............................  5.00%   5.00%   5.00%

 International Pension Plans

     Certain foreign subsidiaries of the Company maintain pension plans for their employees which conform to the common practice in their respective countries. Based on local laws and customs, some of those plans are not funded. For those that are funded, the amount in the trust supporting the plan is determined on sound

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)

actuarial grounds, and where applicable, in compliance with local statutes. The funded status of these plans, incorporating fourth quarter contributions, as of December 31, 2002 and 2001 is as follows:

                                                                2002       2001
                                                              --------    -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 13,312    $13,098
Service cost................................................       734        755
Interest cost...............................................       817        706
Plan participants' contribution.............................        65       (118)
Prior service cost..........................................       (75)        --
Actuarial loss (gain).......................................     1,534       (163)
Benefits paid...............................................      (168)       (55)
Foreign exchange............................................     2,564       (911)
                                                              --------    -------
Benefit obligation at end of year...........................  $ 18,783    $13,312
                                                              --------    -------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............     6,547      7,072
Actual return on plan assets................................    (1,659)      (846)
Company contribution........................................       562        456
Plan participant contribution...............................       230        183
Benefits paid...............................................      (168)       (55)
Foreign exchange............................................       795       (263)
                                                              --------    -------
Fair value of plan assets at end of year....................     6,307      6,547
                                                              --------    -------

Funded status...............................................   (12,477)    (6,765)
Unrecognized actuarial loss.................................     5,392      1,698
Unrecognized prior service cost.............................       (36)        40
Unrecognized net gain.......................................      (409)      (424)
Additional minimum liability................................        71         --
Foreign exchange............................................       507        (18)
                                                              --------    -------
Prepaid (accrued) benefit...................................  $ (6,952)   $(5,469)
                                                              ========    =======

     The components of the net periodic pension cost is as follows:

                                                             2002     2001     2000
                                                            ------    -----    -----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost..............................................  $  734    $ 755    $ 643
Interest Cost.............................................     817      705      673
Expected return on plan assets............................    (588)    (584)    (557)
Amortization of excess plan net...........................     (27)     (25)     (28)
Amortization of prior service cost........................     111       --       (5)
                                                            ------    -----    -----
Net periodic benefit cost.................................  $1,047    $ 851    $ 726
                                                            ======    =====    =====

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS -- (CONTINUED)


                                                2002            2001            2000
                                            ------------    ------------    ------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
  DECEMBER 31,
Discount rate.............................  5.50% - 5.60%   5.50% - 6.25%   5.50% - 6.25%
Expected return on plan assets............  6.90% - 7.60%   7.50% - 9.00%   7.50% - 9.00%
Rate of compensation increase.............  3.00% - 3.50%   3.00% - 4.25%   3.00% - 4.25%

     The aggregate ABO for international plans exceeds plan assets by $8,865 in 2002.

 Savings Plan

     Cambrex makes available to all employees a savings plan as permitted under Sections 401(k) and 401(a) of the Internal Revenue Code. Employee contributions are matched in part by Cambrex. The cost of this plan amounted to $2,426, $1,679 and $2,082 in 2002, 2001 and 2000, respectively.

 Other

     The Company has a non-qualified Compensation Plan for Key Executives ("the Deferred Plan"). Under the Deferred Plan, officers and key employees may elect to defer all or any portion of their pre-tax annual bonus and/or annual base salary. Included within other liabilities at December 31, 2002 and 2001 there is $1,407 and $1,979, respectively, representing the Company's obligation under the plan. To assist in the funding of this obligation, the Company invests in certain mutual funds and as such, included within other assets at December 31, 2002 and 2001 is $1,407 and $1,979 respectively, representing the fair value of these funds. During 1995, the Board amended the Deferred Plan to permit officers and key employees to elect to defer receipt of Company stock which would otherwise have been issued upon the exercise of Company options. Total shares held in trust as of December 31, 2002 and 2001 are 253,378 and 255,235, respectively, and are included as a reduction of equity at cost. The value of the shares held in trust and the corresponding liability of $7,654 at December 31, 2002 have been recorded in equity. The Deferred Plan is not funded by the Company, but the Company has established a Deferred Compensation Trust Fund which holds the shares issued. In addition, shares are held in trust for restricted stock grants for certain Officers. The number of shares held at December 31, 2002 and 2001 was 85,508 and 91,227, respectively. The fair value of these shares was $2,640 and $3,810 at 2002 and 2001, respectively.

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

     Effective January 1, 2003, the Company made significant changes to these benefits affecting current retirees and future retirees, both in reducing level of benefits and reducing the subsidy the Company provides. Certain subsidiaries and all employees hired after December 31, 2002 (excluding those covered by collective bargaining) are not eligible for these benefits.

     The Company elected to amortize the transition obligation of $1,853 over twenty years. The net effect upon 2002, 2001 and 2000 pretax operating results, including the amortization of the transition obligation, resulted in a cost of $1,100, $308, and $325, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(16) OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)

     The periodic postretirement benefit cost includes the following components:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2002       2001
                                                              -------    -------
CHANGE IN BENEFIT OBLIGATION
Accumulated benefit obligation at beginning of year.........  $ 2,135    $ 2,210
Service cost................................................      379         58
Interest cost...............................................      465        169
Actuarial (gain) loss.......................................    4,513       (117)
Benefits paid...............................................     (169)      (185)
                                                              -------    -------
Accumulated benefit obligation at end of year...............  $ 7,323    $ 2,135
                                                              =======    =======
Unrecognized net (loss) gain................................  $(3,830)   $   519
Unrecognized translation obligation.........................     (926)    (1,018)
                                                              -------    -------
Accrued benefit cost at September 30,.......................  $ 2,567    $ 1,636
4th Quarter benefits paid...................................      (45)        --
                                                              -------    -------
Accrued benefit cost at end of year.........................  $ 2,522    $ 1,636
                                                              =======    =======

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2002      2001     2000
                                                              -------    -----    -----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost of benefits earned.............................  $  379     $ 58     $ 54
Interest cost...............................................     465      169      178
Amortization of transition obligation.......................      93       93       93
Actuarial (gain) loss recognized............................     163      (12)      --
                                                              ------     ----     ----
Total periodic postretirement benefit cost..................  $1,100     $308     $325
                                                              ======     ====     ====

     The discount rate used to determine the accumulated postretirement benefit obligation was 6.75% and 7.50% in 2002 and 2001, respectively. The assumed health care cost trend rate used to determine the accumulated postretirement benefit obligation is 6.5% in 2002 and thereafter (7% in 2001). A one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by $525 and would increase the sum of interest and service cost by $63. A one-percentage-point decrease would lower the accumulated postretirement benefit obligation by $683 and would raise the sum of interest and service cost by $82.

(17) RESTRUCTURING, IMPAIRMENTS AND OTHER CHARGES

 2001 Actions

     On November 30, 2001, the Company announced a plan to realign its businesses which included the creation of Rutherford Chemicals, Inc., in recognition of the Company's strategic emphasis on the growing opportunities in the Life Sciences Industry. In addition, on November 30, 2001 the Company announced its commitment to a restructuring and cost savings program which includes impaired assets, severance, and other costs related to the realignment of the businesses. The restructuring and cost savings program was largely executed in the fourth quarter of 2001, with the remaining actions to be completed by the end of 2002.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(17) RESTRUCTURING, IMPAIRMENTS AND OTHER CHARGES -- (CONTINUED)

     In the fourth quarter, Cambrex recorded special pre-tax charges of $23,075, the majority of which were non-cash items. As a result of the Company's previously announced business restructuring which created Rutherford Chemicals, Inc., together with an impairment charge within those businesses, the Company incurred $18,649 of charges to operating expense, composed of asset write-downs of $17,243 and severance costs of $1,406. The Company also incurred $4,426 of inventory write-downs charged to cost of sales, consisting of $2,426 associated with discontinued products manufactured at Rutherford Chemical facilities and a separate $2,000 Biosciences inventory charge.

     The asset write-downs consisted primarily of fixed asset write-offs and impairments. A $10,000 impairment charge was recorded on certain assets at one of the Company's domestic chemical sites, based on the estimated fair value of the assets determined by discounting the expected future cash flows. A $1,600 impairment was also recorded related to an unused chemical facility to recognize its estimated current fair value. In addition, a $5,644 charge was recorded to write-off fixed assets related to discontinued product lines at another of the Company's domestic chemical sites.

     Severance charges, which apply largely to the Company's various chemical sites, relate to involuntary terminations of approximately 62 employees. All affected employees received notification in the fourth quarter 2001. As of December 31, 2002 all 62 employees have been terminated.

     The following table displays activity related to the 2001 restructuring and other charges through December 31, 2002 (in millions):

                                                                  DECEMBER 31,              DECEMBER 31,
                                                                      2001                      2002
                                 TOTAL     NON-CASH      CASH       RESERVE        CASH       RESERVE
                                CHARGES   WRITE-OFFS   PAYMENTS     BALANCE      PAYMENTS     BALANCE
                                -------   ----------   --------   ------------   --------   ------------
Restructuring and other
  charges:
Fixed asset impairments.......   $17.2      $(17.2)      $ --        $  --         $ --           --
Employee severance............     1.4          --        (.5)          .9          (.9)          --
                                 -----      ------       ----        -----         ----         ----
Total restructuring and other
  charges.....................    18.6       (17.2)       (.5)          .9          (.9)          --
Inventory write-offs..........     4.5        (4.5)        --           --           --           --
                                 -----      ------       ----        -----         ----         ----
Total.........................   $23.1      $(21.7)      $(.5)       $  .9         $(.9)          --
                                 =====      ======       ====        =====         ====         ====

 2002 Actions

     In 2002, Cambrex completed its plan to realign its businesses. In 2002, the Company recorded net special pre-tax charges of $15,087 These charges include:
Rutherford Chemicals fixed asset impairments of $7,689, closure costs for a small manufacturing facility at one of the Rutherford Chemicals sites of $1,800, inventory write-downs of $586 (included in cost of sales), a goodwill impairment for Rutherford Chemicals of $3,962, and severance costs of $1,050.

     The fixed asset impairments related to certain assets at a Rutherford Chemicals domestic site, and were based on an assessment completed in the third quarter that indicated the return on investment was below management's expectations. As a result, an impairment charge was recorded reflecting the asset value associated with the discontinued product line. The closure costs relate to another domestic Rutherford Chemicals facility and include asset write downs, disposal, and other related costs.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(17) RESTRUCTURING, IMPAIRMENTS AND OTHER CHARGES -- (CONTINUED)

     Severance charges, which apply to a Rutherford Chemicals domestic site and the Corporate office, relate to the termination of approximately 19 employees. As of January 31, 2003, all these employees have been terminated.

     The accrual balance related to the 2002 actions for severance and other costs included above was approximately $2,600 at December 31, 2002.

     The following table displays the activity related to the 2002 restructuring, impairments and other charges through December 31, 2002 (in millions):

                                                                           DECEMBER 31, 2002
                                           TOTAL    NON-CASH      CASH          RESERVE
                                          CHARGES   WRITEOFFS   PAYMENTS        BALANCE
                                          -------   ---------   --------   -----------------
Restructuring, Impairments and Other
  Charges:
Fixed asset impairments.................   $ 7.7     $ (7.7)     $  --           $ --
Goodwill impairment.....................     4.0       (4.0)        --             --
Employee severance......................     1.0         --      $  --            1.0
Facility closure costs..................     1.8         --       (0.2)           1.6
                                           -----     ------      -----           ----
Total restructuring, impairments and
  other charges.........................    14.5      (11.7)      (0.2)           2.6
Inventory write-offs....................     0.6       (0.6)        --             --
                                           -----     ------      -----           ----
Total...................................   $15.1     $(12.3)     $(0.2)          $2.6
                                           =====     ======      =====           ====

     Facility closure costs are expected to be paid within the next year. Severance costs are expected to be paid within the next 2 years.

(18) INSURANCE CLAIM

     The Company experienced mechanical problems with a reactor located in one of the Company's chemical facilities in both August and December 2000 which resulted in extended plant downtime and interruption in product supply. Consequently, sales and production of certain products were curtailed throughout 2001. Interim inspection and mechanical repairs were made to the reactor and the reactor operated at reduced capacity for most of 2001. A replacement reactor was installed in the fourth quarter 2001. The Company incurred costs associated with the reactor replacement and plant downtime of approximately $14,000 which was fully covered by our insurance policies, subject to deductibles.

     The Company experienced a fire at another one of the chemical facilities in March 2001. Beginning in 2001 and completed in 2002, the Company has repaired and rebuilt the affected portions of the facility. The total claim amount which is primarily to rebuild the plant is $6,600, which we expect to be substantially covered by our insurance policies, net of deductibles. As a result, this incident is not expected to have any negative impact on the Company's operating results.

(19) ARBITRATION AWARD

     In April 2002, the Company received a favorable arbitration award related to disputes concerning Rutherford Chemicals toll manufacturing and licensed product line agreements. The arbitration decision compensated the Company for lost profits for the years 2001 through 2005. The Company originally paid $4,500 to acquire the product line rights from Arizona Chemicals Corporation. The total award, net of legal

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

and other related costs, was $4,300, of which $540 was recorded as a reduction of the intangible asset basis and $3,760 was recorded in Other income in the second quarter of 2002.

(20) OTHER INCOME AND EXPENSE

     The Other-net component of Other (income) expense was $64, $(277) and $(329) for 2002, 2001 and 2000, respectively. The 2002 amount consisted primarily of an investment impairment of $3,089 related to a prior investment in an emerging technology company. The company, in which the investment was held, has experienced significant financial difficulties in recent months. This led Cambrex to evaluate the current market value of the investment. This evaluation indicated that a decline in the market value was other than temporary and accordingly, an impairment charge was recorded. 2002 also included $312 in write-off costs due to a convertible debt arrangement that was abandoned, $194 in write-off costs associated with an investment in a joint venture and $330 in losses on the sales of miscellaneous assets. These items were partially offset by the favorable arbitration award of $3,760 discussed in Note 19. 2001 consisted primarily of gains on a marketable security, classified as trading, royalty and miscellaneous income partly offset by asset write-offs. Included in 2000 were gains on foreign exchange and miscellaneous non-recurring lab services.

(21) SEGMENT INFORMATION

     The Company is involved principally in the manufacturing and marketing of products and services which include: Human Health segment, which include Active Pharmaceutical Ingredients and Pharmaceutical Intermediates produced under Food and Drug Administration cGMP for use in the production of prescription and over-the-counter drug products, and imaging chemicals used in x-ray media; Biosciences segment, consisting of cell culture and endotoxin detection products, electrophoresis and chromatography products and contract biopharmaceutical manufacturing; Rutherford Chemicals segment consisting of Vitamin B-3 used in feed additives, Agricultural Intermediates used in crop protection, Performance Enhancing Chemicals used in photography, pigments, specialty polymers, fuel/oil additives, catalysts, and other specialty additives, Polymer Systems products used in coatings, telecommunications, electronics and engineering plastics and Personal Care ingredients; All Other segment, which includes Specialty and Fine Chemicals and Animal and Health Products not manufactured at the Rutherford Chemicals facilities. The Company allocates Corporate expenses and interest to each of its subsidiaries. The interest allocation is based on 12% of subsidiary working capital and 9% of net property, plant and equipment. No customer accounts for more than 10% of consolidated revenues.

     The Company announced in late November 2001 a plan to realign its businesses in recognition of the Company's strategic emphasis on the growing opportunities in the life sciences industry. Effective January 1, 2002, the operating units that primarily produce specialty and fine chemicals, and animal health and agriculture products were combined under a new subsidiary, Rutherford Chemicals, Inc. The chemical company includes CasChem, Inc., Bayonne, New Jersey; Cosan Chemical Corporation, Carlstadt, New Jersey; Heico Chemicals, Inc., Delaware Water Gap, Pennsylvania; Nepera, Inc., Harriman, New York; Zeeland Chemicals, Inc., Zeeland, Michigan; and Seal Sands Chemicals Ltd., Middlesbrough, United Kingdom.

     With this realignment, the Company plans to report four operating segments beginning in 2002: Human Health, Biosciences, Rutherford Chemical and All Other.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(21) SEGMENT INFORMATION -- (CONTINUED)

     The following is a summary of business segment information:

                                                         2002       2001       2000
                                                       --------   --------   --------
GROSS SALES
Human Health.........................................  $209,074   $199,858   $187,420
Biosciences..........................................   163,302    124,973     96,232
Rutherford Chemicals.................................   129,318    143,903    169,920
All Other............................................    20,482     30,460     38,972
                                                       --------   --------   --------
                                                       $522,176   $499,194   $492,544
                                                       ========   ========   ========

                                                         2002       2001       2000
                                                       --------   --------   --------
GROSS PRODUCT SALES DETAIL FOR EACH SEGMENT
Human Health:
  Active Pharmaceutical Ingredients..................  $171,794   $165,457   $156,290
  Pharmaceutical Intermediates.......................    24,194     25,059     21,131
  Personal Care Ingredients..........................       675        416      1,127
  Imaging Chemicals..................................    11,689      8,241      7,465
  Catalysts..........................................       186        248      1,296
  Neutraceuticals....................................       536        437        111
                                                       --------   --------   --------
          Total Human Health.........................  $209,074   $199,858   $187,420
                                                       ========   ========   ========
Biosciences:
Cells and Media......................................  $ 58,631   $ 54,708   $ 50,590
Endotoxin Detection..................................    27,156     23,786     21,391
Contract Biopharmaceutical Manufacturing.............    55,218     22,461         --
Electrophoresis, Chromatography & Other..............    22,297     24,018     24,251
                                                       --------   --------   --------
          Total Biosciences..........................  $163,302   $124,973   $ 96,232
                                                       ========   ========   ========
Rutherford Chemicals:
  Vitamin B-3........................................  $ 10,324   $  6,629   $  6,910
  Agricultural Intermediates.........................    22,785     31,535     32,137
  Performance Enhancing Chemicals....................    31,199     34,753     46,285
  Polymer Systems....................................    21,029     27,871     39,202
  Personal Care Ingredients..........................    20,356     20,591     19,585
  Other..............................................    23,625     22,524     25,801
                                                       --------   --------   --------
          Total Rutherford Chemicals.................  $129,318   $143,903   $169,920
                                                       ========   ========   ========
All Other:
  Agriculture/Animal Health..........................  $ 11,608   $ 16,694   $ 17,373
  Performance Enhancing Chemicals....................     8,874     13,766     21,599
                                                       --------   --------   --------
          Total All Other............................  $ 20,482   $ 30,460   $ 38,972
                                                       ========   ========   ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(21) SEGMENT INFORMATION -- (CONTINUED)


                                                         2002       2001       2000
                                                       --------   --------   --------
GROSS PROFIT
Human Health.........................................  $ 92,671   $ 87,864   $ 82,873
Biosciences..........................................    85,346     63,193     50,815
Rutherford Chemicals.................................    19,434     20,852     33,381
All Other............................................     2,725      7,426     10,426
                                                       --------   --------   --------
                                                       $200,176   $179,335   $177,495
                                                       ========   ========   ========

                                                         2002        2001         2000
                                                       --------   ----------   ----------
                                                                  (RESTATED)   (RESTATED)
                                                                  ----------   ----------
OPERATING PROFIT
Human Health & All Other.............................  $ 69,072    $ 67,060     $ 66,491
Biosciences..........................................    37,760      17,516       14,306
Rutherford Chemicals.................................    (7,949)    (12,625)      16,733
Corporate............................................   (39,400)    (26,935)     (20,016)
                                                       --------    --------     --------
          Total Operating Profit.....................  $ 59,483    $ 45,016     $ 77,514
                                                       ========    ========     ========

Interest Expense, net................................  $ 11,237    $ 10,567     $ 11,487
Other Expense (income), net..........................        64        (277)        (329)
Taxes................................................    11,949       9,414       19,649
                                                       --------    --------     --------
          Net Income.................................  $ 36,233    $ 25,312     $ 46,707
                                                       ========    ========     ========

                                                         2002        2001         2000
                                                       --------   ----------   ----------
                                                                  (RESTATED)   (RESTATED)
TOTAL ASSETS
Human Health & All Other.............................  $308,572    $257,335     $273,804
Biosciences..........................................   360,713     356,450      190,770
Rutherford Chemicals.................................   139,101     159,859      175,878
Corporate............................................    59,142      44,731       41,165
                                                       --------    --------     --------
                                                       $867,528    $818,375     $681,617
                                                       ========    ========     ========

                                                         2002       2001       2000
                                                       --------   --------   --------
CAPITAL SPENDING
Human Health & All Other.............................  $ 28,180   $ 18,970   $ 19,672
Biosciences..........................................    11,295      6,448      4,007
Rutherford Chemicals.................................     9,860     13,409     13,901
Corporate............................................       968      4,121      1,876
                                                       --------   --------   --------
                                                       $ 50,303   $ 42,948   $ 39,456
                                                       ========   ========   ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(21) SEGMENT INFORMATION -- (CONTINUED)


                                                         2002       2001       2000
                                                       --------   --------   --------
DEPRECIATION
Human Health & All Other.............................  $ 20,032   $ 17,657   $ 15,007
Biosciences..........................................     7,081      4,154      3,817
Rutherford Chemicals.................................    10,224     12,864     11,053
Corporate............................................     1,787      2,091      2,062
                                                       --------   --------   --------
                                                       $ 39,124   $ 36,766   $ 31,939
                                                       ========   ========   ========

                                                         2002       2001       2000
                                                       --------   --------   --------
AMORTIZATION
Human Health & All Other.............................  $      6   $  3,350   $  2,857
Biosciences..........................................     1,548      9,611      6,586
Rutherford Chemicals.................................        --      1,070        712
                                                       --------   --------   --------
                                                       $  1,554   $ 14,031   $ 10,155
                                                       ========   ========   ========

(22) FOREIGN OPERATIONS AND EXPORT SALES

     Summarized data for the Company's operations for 2002, 2001 and 2000 are as follows:

                                                     DOMESTIC    EUROPEAN     TOTAL
                                                     --------    --------    --------
2002
Gross sales........................................  $281,063    $241,113    $522,176
Long-lived identifiable assets.....................   402,323     175,930     578,253
2001
Gross sales........................................  $266,273    $232,921    $499,194
Long-lived identifiable assets.....................   406,300     150,316     556,616
2000
Gross sales........................................  $262,068    $230,476    $492,544
Long-lived identifiable assets.....................   272,529     164,008     436,537

     Export sales, included in domestic gross sales, in 2002, 2001 and 2000 amounted to $50,930, $45,041, and $50,910, respectively. No country, in any of the given years, represents more than 10% of these export sales.

     Sales by geographic area consist of the following:

                                                                2002       2000
                                                              --------   --------
North America...............................................  $292,743   $281,477
Europe......................................................   190,620    182,541
Asia........................................................    27,544     23,393
Other.......................................................    11,269     11,783
                                                              --------   --------
Total.......................................................  $522,176   $499,194
                                                              ========   ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(23) COMMITMENTS

     The Company has operating leases expiring on various dates through the year 2012. The leases are primarily for office and laboratory equipment and vehicles. At December 31, 2002, future minimum commitments under non-cancelable operating lease arrangements were as follows:

Year ended December 31:
  2003.....................................................  $ 4,561
  2004.....................................................    4,268
  2005.....................................................    3,672
  2006.....................................................    3,494
  2007 and thereafter......................................   10,674
                                                             -------
  Total commitments........................................  $26,669
                                                             =======

     Total operating lease expense was $5,017, $3,618 and $2,545 for the years ended December 31, 2002, 2001 and 2000, respectively.

     On August 11, 1999, the Company completed a marketing, development and media supply agreement with Osiris Therapeutics, Inc. allowing the Company's Cambrex Bio Science Walkersville, Inc. subsidiary to manufacture and market adult stem cell products for the life science research market through an exclusive worldwide license from Osiris. In addition, Cambrex Bio Science Walkersville,Inc. became the exclusive supplier of culture media to Osiris for the production of human adult stem cells in therapeutic applications. Cambrex also purchased $5,000 of Osiris Common Stock and has agreed to purchase an additional $2,000 of Common Stock coincident with an Osiris initial public offering. The $5,000 paid for Osiris Common Stock is included in Other Non-current Assets.

(24) CONTINGENCIES

     The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.

 Environmental

     In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites (Superfund sites). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in other non-current liabilities, of $1,550 and $1,400 at December 31, 2002 and 2001, respectively, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents management's best estimate of what it believes are the reasonably possible and estimated environmental cleanup related costs of a non-capital nature. During the past three-year period, there were no cash payments for environmental cleanup related matters. In 2002, a provision of $150 was recorded for a chemical site as a result of the development of an initial remediation estimate based on the current conclusions of the ongoing investigation of the site. There were no provisions for environmental contingencies in 2001. The Company reversed reserves by approximately $900, and $1,100 during 2001 and 2000, respectively, as a result of revised estimates based on information obtained from continued investigation and remedial plan development and resolution of proceedings related to Superfund site owners and insurers. In addition, the Company settled certain environmental claims involving the Cosan Chemical Corporation (a subsidiary) with insurance

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(24) CONTINGENCIES -- (CONTINUED)

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

 Litigation

     The Company and its subsidiary Profarmaco S.r.l. (currently known as Cambrex Profarmaco Milano S.r.l.) were named as defendants in a proceeding instituted by the Federal Trade Commission ("FTC") on December 21, 1998, in the United States District Court for the District of Columbia. The complaint alleged that exclusive license agreements which Cambrex Profarmaco Milano S.r.l. entered into with Mylan Laboratories, Inc. ("Mylan") covering the drug master files for (and therefore the right to buy and use) two active pharmaceutical ingredients ("APIs"), lorazepam and clorazepate, were part of an effort on Mylan's part to restrict competition in the supply of lorazepam and clorazepate and to increase the price charged for these products when Mylan sold them as generic pharmaceuticals. The complaint further alleged that these agreements violated the Federal Trade Commission Act, and that Mylan, Cambrex, Cambrex Profarmaco Milano, S.r.l., and Gyma Laboratories of America, Inc., Cambrex Profarmaco Milano S.r.l's distributor in the United States, engaged in an unlawful restraint of trade and conspired to monopolize and attempted to monopolize the markets for the generic pharmaceuticals incorporating the APIs. A lawsuit making similar allegations against the Company and Cambrex Profarmaco Milano S.r.l., and seeking injunctive relief and treble damages, was filed by the Attorneys General of 31 states in the United States District Court for the District of Columbia on behalf of those states and persons in those states who were purchasers of the generic pharmaceuticals.

     The Company and Cambrex Profarmaco Milano S.r.l. have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of lorazepam and clorazepate in generic form, making allegations essentially similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

     On February 9, 2001, a federal court in Washington, DC entered an Order and Stipulated Permanent Injunction as part of a settlement of the FTC and Attorneys General's suits. Under these settlement documents Mylan agreed to pay over $140,000 on its own behalf and on behalf of most of the other defendant companies including Cambrex and Cambrex Profarmaco Milano S.r.l. In the Order and Injunction, the settling defendants also agreed to monitor certain future conduct. The private litigation continues.

     The Company strongly believes that its licensing arrangements with Mylan are in accordance with regulatory requirements. However, the Company and Mylan terminated the exclusive licenses to the drug master files as of December 31, 1998. In entering these licensing arrangements, the Company elected not to raise the price of its products and had no control or influence over the pricing of its final generic product. Mylan had been fully covering the costs for the defense and indemnity of Cambrex and Cambrex Profarmaco Milano S.r.l. under certain obligations set forth in the license agreements. Cambrex agreed to cover separate legal defense costs incurred for Cambrex and Cambrex Profarmaco Milano S.r.l. on a going forward basis beginning August 1, 2000. The Company recently entered into discussions with Mylan regarding the final resolution of all outstanding claims. The outcome of these discussions is not currently determinable.

     On May 14, 1998, the Company's Nepera subsidiary, a manufacturer and seller of niacinamide (Vitamin B-3), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. The Company understands that the subpoena was

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(24) CONTINGENCIES -- (CONTINUED)

issued as part of the Federal Government's ongoing anti-trust investigation into various business practices in the vitamin industry generally. In the fourth quarter of 1999, the Company reached a settlement with the Government concerning Nepera's alleged role in Vitamin B-3 violations from 1992 to 1995. On October 13, 2000, the Government settlement was finalized with Nepera entering into a voluntary plea agreement with the Department of Justice. Under this agreement, Nepera has entered a plea of guilty to one count of price fixing and market allocation of Vitamin B-3 from 1992 to 1995 in violation of section one of the Sherman Act and has agreed to pay a fine of approximately $4,000. Under the plea agreement, Nepera was placed on probation for a period of one year which has ended. The fine was paid in February 2001. Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3.

     An accrual of $6,000 was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. Based on discussions with various plaintiffs counsel, as well as then current estimates of expenditures for legal fees, an additional accrual of $4,400 was established in the fourth quarter of 2001. The Company believed that the current reserves would be sufficient to cover resolution of the remaining related litigation matters. However, during 2002, based on information developed during the year, the Company determined that the remaining litigation matters would be more costly than previously anticipated. Therefore, during the third and fourth quarters of 2002, the Company increased reserves by $6,000 and $4,000, respectfully. The balance of this accrual as of December 31, 2002 was approximately $9,034. This accrual has been recorded in accounts payable and accrued liabilities.

 Other

     The Company has a $5,000 investment in a privately owned, emerging biotechnology company that has therapeutic products in various stages of clinical trials. The investment is monitored on a continual basis to evaluate whether any changes in value become other than temporary. No impairment has been recognized to date.

     The Company has commitments incident to the ordinary course of business including corporate guarantees of financial assurance obligations under certain environmental laws for remediation, closure and/or third party liability requirements of certain of its subsidiaries and a former operating location; contract provisions for indemnification protecting its customers and suppliers, etc. against third party liability for manufacture and sale of Company products that fail to meet product warranties and contract provisions for indemnification protecting licensees against intellectual property infringement related to licensed Company technology or processes. The Company is still assessing the materiality threshold of these commitments and potential impact on its results from operations from the adoption of FIN 45.

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

                              CAMBREX CORPORATION

                       SELECTED QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  1ST             2ND               3RD               4TH
                                QUARTER         QUARTER           QUARTER           QUARTER          YEAR
                              -----------    --------------    --------------    --------------    --------
                              (UNAUDITED)    (UNAUDITED)(2)    (UNAUDITED)(3)    (UNAUDITED)(4)
2002
Gross sales.................   $132,455         $134,263          $122,991          $132,467       $522,176
Net revenues................    132,555          134,867           124,975           134,546        526,943
Gross profit................     49,693           53,040            49,860            47,583        200,176
Net income..................     14,990           16,173             2,097             2,973         36,233
Earnings per share:(1)
  Basic.....................   $   0.58         $   0.62          $   0.08          $   0.11       $   1.40
  Diluted...................   $   0.56         $   0.61          $   0.08          $   0.11       $   1.37
Average shares:
  Basic.....................     25,888           25,991            26,012            25,904         25,954
  Diluted...................     26,591           26,644            26,723            26,284         26,520

                                       1ST            2ND            3RD             4TH
                                     QUARTER        QUARTER        QUARTER         QUARTER           YEAR
                                   -----------    -----------    -----------    --------------    ----------
                                   (RESTATED)     (RESTATED)     (RESTATED)       (RESTATED)      (RESTATED)
                                   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)(5)
2001
Gross sales......................   $131,185       $122,561       $117,588         $127,860        $499,194
Net revenues.....................    131,277        122,038        117,514          128,026         498,855
Gross profit.....................     50,316         47,719         40,709           40,591         179,335
Net income.......................     13,892         14,453          8,118          (11,151)         25,312
Earnings per share:(1)
  Basic..........................   $   0.55       $   0.56       $   0.32         $  (0.43)       $   0.99
  Diluted........................   $   0.53       $   0.54       $   0.31         $  (0.42)       $   0.96
Average shares:
  Basic..........................     25,411         25,658         25,754           25,774          25,648
  Diluted........................     26,291         26,668         26,613           26,460          26,495

---------------
(1) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period, as such, the sum of the quarters may not necessarily equal the earnings per share amount for the year.
(2) The second quarter of 2002 includes a special net benefit of $2.7 million ($1.9 million after tax) comprised of $0.4 million expense for fixed asset impairment charged to operating expenses, $2.5 million investment write-down recorded in other expense, $3.8 million arbitration award recorded in other income and $1.8 million benefit related to an insurance settlement recorded in cost of sales.
(3) The third quarter 2002 includes special charges of $14.8 million ($10.2 million after tax), comprised of asset impairments, severance and a facility closure of $8.4 million, which are recorded in operating expenses, a related inventory write-down of $0.6 million recorded in cost of sales; an accrual for Vitamin B-3 settlement and litigation costs of $6.0 million recorded in operating expenses, an investment impairment of $0.6 million recorded in other expense; and a $0.8 million benefit related to an insurance settlement recorded in cost of sales.
(4) The fourth quarter of 2002 includes special charges of $9.7 million ($7.5 million after tax), comprised of a goodwill impairment at Rutherford sites of $4.0 million; $4.0 million for Vitamin B-3 provision, reserve for facility closure costs of $0.9 million and a severance program of $0.8 million.
(5) The fourth quarter 2001 includes special charges of $27.5 million ($20.1 million after tax), comprised of restructuring and asset write-downs of $18.6 million charged to operating expenses, $4.5 million of inventory write-downs charged to cost of sales, and $4.4 million for a Vitamin B-3 provision.

Note: Cambrex Corporation restated its results for the five year period from 1997-2001. This restatement resulted from a fourth quarter 2002 management review of the inter-company processes and controls which identified certain discrepancies in the inter-company accounts. Based upon this review, the Company has determined that certain administrative and other charges were not properly expensed in each quarter of 2001. Selling, general and administrative expenses were increased in the first, second and fourth quarter 2001 by $664, $533 and $490, respectively and decreased in the third quarter by $23. Net income was overstated by $500, $401, and $369 in the first, second and fourth quarters 2001, respectively and understated by $17 in the third quarter 2001. This restatement did not have any impact on the Company's cash flows nor on 2002 reported results from operations.

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

ITEM 14  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report. Based on such evaluation, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     (b) Changes in internal controls. As disclosed in Note 2, the Company restated its results for prior periods due to certain discrepancies in the inter-company accounts. Effective December 31, 2002, the Company has implemented a revised policy and procedure with respect to inter-company transactions and accounts to ensure monthly reconciliations are performed. With the exception of the changes in inter-company accounting procedures, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the period covered by this annual report.

                                    PART IV

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. The following consolidated financial statements of the Company are filed as part of this report:

                                                                 PAGE NUMBER
                                                               (IN THIS REPORT)
                                                               ----------------
Report of Independent Accounts..............................          30
Consolidated Balance Sheets as of December 31, 2002, and
  2001......................................................          31
Consolidated Income Statements for the Years Ended December
  31, 2002, 2001 and 2000...................................          32
Consolidated Statement of Stockholders' Equity for the Years
  Ended December 31, 2002, 2001 and 2000....................          33
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000..........................          34
Notes to Consolidated Financial Statements..................          35
Consolidated Quarterly Financial Data (unaudited) for the
  Years Ended December 31, 2002 and 2001....................          71

     (a) 2. (i) The following schedule to the consolidated financial statements of the Company as filed herein and the Report of Independent Accountants on Financial Statement Schedule are filed as part of this report.

                                                                 PAGE NUMBER
                                                               (IN THIS REPORT)
                                                               ----------------
Report of Independent Accountants on Financial Statement
  Schedule..................................................          74
Schedule II -- Valuation and Qualifying Accounts............          75

     All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

     (a) 3 The exhibits filed in this report are listed in the Exhibit Index on pages 80-82

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

     (b) Reports on Form 8-K

     The registrant did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2002.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
  of Cambrex Corporation:

     Our audits of the consolidated financial statements referred to in our report dated February 28, 2003 appearing in the 2002 Annual Report to Shareholders of Cambrex Corporation and its subsidiaries on Form 10-K of Cambrex Corporation and its subsidiaries also included an audit of the financial statement schedule listed in Item 15(a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
February 28, 2003

                                                                     SCHEDULE II

                              CAMBREX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                           COLUMN A     COLUMN B     COLUMN C     COLUMN D    COLUMN E
                                           ---------   ----------   ----------   ----------   --------
                                                              ADDITIONS
                                                       -----------------------
                                            BALANCE    CHARGED TO   CHARGED TO
                                           BEGINNING    COST AND      OTHER                    END OF
CLASSIFICATION                              OF YEAR     EXPENSES     ACCOUNTS    DEDUCTIONS     YEAR
--------------                             ---------   ----------   ----------   ----------   --------
Year Ended December 31, 2002:
  Doubtful trade receivables and returns
     and allowances......................   $ 1,270      $1,185       $  --        $  197     $ 2,258
  Inventory and obsolescence
     provisions..........................    19,067       4,986          --         6,811      17,242
Year Ended December 31, 2001:
  Doubtful trade receivables and returns
     and allowances......................   $ 1,354      $  110       $  --        $  194     $ 1,270
  Inventory and obsolescence
     provisions..........................    17,393       3,332          --         1,658      19,067
Year Ended December 31, 2000:
  Doubtful trade receivables and returns
     and allowances......................   $   799      $  805       $  --        $  250     $ 1,354
  Inventory and obsolescence
     provisions..........................    18,654       2,599          --         3,860      17,393

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAMBREX CORPORATION

                                          By /s/      JAMES A. MACK
                                            ------------------------------------
                                                       James A. Mack
                                            President, Chairman of the Board of
                                             Directors

                                                   Date: March 18, 2003

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

                   SIGNATURE                                    TITLE                       DATE
                   ---------                                    -----                       ----

               /s/ JAMES A. MACK                  Chairman of the Board of            )
------------------------------------------------    Directors
                 James A. Mack                      President and Chief Executive
                                                    Officer

               /s/ LUKE M. BESHAR                 Senior Vice President               )
------------------------------------------------    Chief Financial Officer
                 Luke M. Beshar

           /s/ CYRIL C. BALDWIN, JR.              Director                            )
------------------------------------------------
             Cyril C. Baldwin, Jr.

           /s/ ROSINA B. DIXON, M.D.*             Director                            )
------------------------------------------------
             Rosina B. Dixon, M.D.

            /s/ GEORGE J. W. GOODMAN              Director                            )
------------------------------------------------
              George J. W. Goodman

                /s/ ROY W. HALEY                  Director                            )
------------------------------------------------
                  Roy W. Haley

        /s/ KATHRYN RUDIE HARRIGAN, PHD*          Director                            )
------------------------------------------------
          Kathryn Rudie Harrigan, PhD

           /s/ LEON J. HENDRIX, JR.*              Director                            ) March 18, 2003
------------------------------------------------
              Leon J. Hendrix, Jr.

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

             /s/ PETER G. TOMBROS*                Director                            )
------------------------------------------------
                Peter G. Tombros

*By /s/  JAMES A. MACK
    --------------------------
          James A. Mack
         Attorney-in-Fact

                              CAMBREX CORPORATION

    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, James A. Mack, certify that:

          1. I have reviewed this annual report on Form 10-K of Cambrex Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ JAMES A. MACK
                                          --------------------------------------
                                                 James A. Mack, President
                                                Chairman of the Board and
                                                 Chief Executive Officer

Date: March 18, 2003

                              CAMBREX CORPORATION

    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, Luke M. Beshar, certify that:

          1. I have reviewed this annual report on Form 10-K of Cambrex Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ LUKE M. BESHAR
                                          --------------------------------------
                                                      Luke M. Beshar
                                                Senior Vice President and
                                                 Chief Financial Officer

Date: March 18, 2003

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  3.1      --  Restated Certificate of Incorporation of registrant
               (A) -- Exhibit 3(a).
  3.2      --  By Laws of registrant. (E) -- Exhibit 4.2.
  4.1      --  Form of Certificate for shares of Common Stock of
               registrant. (A) -- Exhibit 4(a).
  4.2      --  Article Fourth of the Restated Certificate of Incorporation.
               (A) -- Exhibit 4(b).
  4.3      --  Loan Agreement dated September 21, 1994 by and among the registrant, NBD Bank, N.A., United Jersey Bank, National
               Westminster Bank NJ, Wachovia Bank of Georgia, N.A.,
               BHF-Bank, The First National Bank of Boston, Chemical Bank
               New Jersey, N.A., and National City Bank.(K).
  4.4      --  Loan Agreement dated September 16, 1997 by and among the registrant, Chase Manhattan Bank as Administrative Agent and
               The First National Bank of Chicago as Documentation Agent.
               The bank group includes 13 domestic banks and 7
               international banks.(Q).
  4.5      --  Loan agreements dated November 28, 2001 by and among the registrant, JPMorganChase Bank as administrative agent,
               JPMorgan Securities Inc. as advisor, lead arranger and
               bookrunner and Bank of America N.A., The Bank of New York
               and Fleet National Bank as co-syndication agents.(R).
 10.1      --  Purchase Agreement dated July 11, 1986, as amended, between the registrant and ASAG, Inc. (A) -- Exhibit 10(r).
 10.2      --  Asset Purchase Agreement dated as of June 5, 1989 between
               Whittaker Corporation and the registrant.(C) -- Exhibit
               10(a).
 10.3      --  Asset Purchase Agreement dated as of July 1, 1991 between
               Solvay Animal Health, Inc. and the registrant.(F).
 10.4      --  Asset Purchase Agreement dated as of March 31, 1992 between
               Hexcel Corporation and the registrant.(H).
 10.5      --  Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB, Akzo Nobel NV and the registrant, for the purchase of Nobel Chemicals AB.(K).
 10.6      --  Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB, Akzo Nobel and the registrant, for
               the purchase of Profarmaco Nobel, S.r.l.(K).
 10.7      --  Stock purchase agreement dated as of October 3, 1997 between
               BioWhittaker and the registrant.(Q).
 10.10     --  1983 Incentive Stock Option Plan, as amended.(B).
 10.11     --  1987 Long-term Incentive Plan.(A) -- Exhibit(g).
 10.12     --  1987 Stock Option Plan.(B).
 10.13     --  1989 Senior Executive Stock Option Plan.(J).
 10.14     --  1992 Stock Option Plan.(J).
 10.15     --  1993 Senior Executive Stock Option Plan.(J).
 10.16     --  1994 Stock Option Plan.(J).
 10.17     --  1996 Performance Stock Option Plan.(N).
 10.18     --  1998 Performance Stock Option Plan.(S).
 10.19     --  2000 Performance Option Plan(S).
 10.20     --  Form of Employment Agreement between the registrant and its
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
               Mack.(L).
10.30.1        Additional Retirement Payment Agreement dated December 15,
               1994 between the registrant and Arthur I. Mendolia.(L).
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
99.1           CEO Certification pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.
99.2           CFO Certification pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

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