Form 10-Q
period 2003-03-31
CAMBREX CORP
filed 2003-05-09
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from         to
                         Commission file number 1-10638


                               CAMBREX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                             22-2476135
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

            ONE MEADOWLANDS PLAZA, EAST RUTHERFORD, NEW JERSEY 07073
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (201) 804-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X   No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes  X   No

         As of April 30, 2003, there were 25,716,317 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                      For The Quarter Ended March 31, 2003

                                Table of Contents

                                                                            Page No.
                                                                            --------
Part I   Financial information

         Item 1.  Financial Statements (Unaudited)

                  Condensed consolidated balance sheets as of
                  March 31, 2003 and December 31, 2002                            2

                  Condensed consolidated income statements
                  for the three months ended March 31, 2003 and 2002              3

                  Condensed consolidated statements of cash flows
                  for the three months ended March 31, 2003 and 2002              4

                  Notes to condensed consolidated financial statements        5 -16

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             17 - 20

         Item 4.  Controls and Procedures                                   20 - 21

Part II  Other information

         Item 4.  Matters Submitted to a Vote of Securities Holders              22

         Item 6.  Exhibits and Reports on Form 8-K                               22

Signatures                                                                       23

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002       24-25

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                             March 31,      December 31,
                                                               2003            2002
                                                             ---------       ---------
ASSETS
Current assets:
    Cash and cash equivalents ............................   $  43,350       $  33,296
    Trade receivables, net ...............................      77,335          79,571
    Inventories, net .....................................     109,096         109,832
    Deferred tax assets ..................................      31,627          35,612
    Prepaid expenses and other current assets ............      19,274          17,447
                                                             ---------       ---------
        Total current assets .............................     280,682         275,758

Property, plant and equipment, net .......................     314,993         310,501
Goodwill .................................................     215,871         214,354
Other intangible assets, net .............................      52,715          53,398
Other assets .............................................      13,242          13,517
                                                             ---------       ---------

        Total assets .....................................   $ 877,503       $ 867,528
                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities .............   $  96,584       $  90,412
    Short-term debt and current portion of
        Long-term debt ...................................       2,833           2,364
                                                             ---------       ---------
Total current liabilities ................................      99,417          92,776

Long-term debt ...........................................     255,872         267,434
Deferred tax liabilities .................................      52,630          52,630
Other non-current liabilities ............................      48,359          42,006
                                                             ---------       ---------
        Total liabilities ................................     456,278         454,846
                                                             ---------       ---------

Stockholders' equity:
    Common stock, $.10 par value; issued 28,353,564 and
        28,323,059 shares at respective dates ............       2,835           2,832
    Additional paid-in capital ...........................     202,840         201,883
    Retained earnings ....................................     267,352         265,774
    Treasury stock, at cost 2,487,247 and 2,494,803
       shares at respective dates ........................     (19,781)        (19,841)
    Accumulated other comprehensive loss .................     (32,021)        (37,966)
                                                             ---------       ---------
        Total stockholders' equity .......................     421,225         412,682
                                                             ---------       ---------
        Total liabilities and stockholders' equity .......   $ 877,503       $ 867,528
                                                             =========       =========

See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                                         Three months ended
                                                                              March 31,
                                                                              ---------
                                                                         2003           2002
                                                                      ---------      ---------
Gross sales ....................................................      $ 139,920      $ 132,455
    Commissions and allowances .................................          1,089          1,468
                                                                      ---------      ---------
Net sales ......................................................        138,831        130,987
    Other revenues .............................................          2,973          1,568
                                                                      ---------      ---------
Net revenues ...................................................        141,804        132,555

Cost of goods sold .............................................         92,119         82,862
                                                                      ---------      ---------

Gross Profit ...................................................         49,685         49,693

Operating expenses:
    Selling, general and administrative expenses ...............         28,058         22,608
    Research and development expenses ..........................          4,642          3,935
    Legal settlement (Note 10) .................................         11,342             --
                                                                      ---------      ---------
      Total operating expenses .................................         44,042         26,543

Operating profit ...............................................          5,643         23,150

Other expenses (income):
    Interest expense, net ......................................          2,334          2,927
    Other, net .................................................            121            (34)
                                                                      ---------      ---------

Income before income taxes .....................................          3,188         20,257

    Provision for income taxes .................................            829          5,267
                                                                      ---------      ---------

Net income .....................................................      $   2,359      $  14,990
                                                                      =========      =========

Weighted average shares outstanding:

    Basic ......................................................         25,853         25,888
    Effect of dilutive stock options ...........................            301            703
                                                                      ---------      ---------
    Diluted ....................................................         26,154         26,591
Earnings per share of common stock and common stock equivalents:

    Basic ......................................................      $    0.09      $    0.58
                                                                      =========      =========
    Diluted ....................................................      $    0.09      $    0.56
                                                                      =========      =========

Cash dividends paid per share ..................................      $    0.03      $    0.03
                                                                      =========      =========

See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                   Three months ended
                                                                        March 31,
                                                                        ---------
                                                                   2003           2002
                                                                 --------       --------
Cash flows from operating activities:
    Net income ............................................      $  2,359       $ 14,990
    Depreciation and amortization .........................        10,950          8,795
    Deferred income tax provision .........................         3,984          1,685
    Changes in assets and liabilities:
        Provision for legal settlement ....................        11,342             --
        Receivables, net ..................................         2,936         (9,535)
        Inventories .......................................         1,957         (1,822)
        Prepaid expenses and other current assets .........         1,784            659
        Accounts payable and accrued liabilities ..........         1,516         (2,084)
        Income taxes payable ..............................        (4,192)         4,899
        Other non-current assets and liabilities ..........          (261)         2,998
                                                                 --------       --------
        Net cash provided by operating activities .........        32,375         20,585
                                                                 --------       --------

Cash flows from investing activities:

    Capital expenditures ..................................       (10,983)       (13,092)
    Other investing activities ............................          (161)          (115)
                                                                 --------       --------
        Net cash used in investing activities .............       (11,144)       (13,207)
                                                                 --------       --------

Cash flows from financing activities:

    Dividends .............................................          (781)          (776)
    Net increase in short-term debt .......................           445            263
    Long-term debt activity (including current portion):
        Borrowings ........................................        60,650          7,050
        Repayments ........................................       (72,293)        (7,589)
    Proceeds from stock options exercised .................            72          3,228
                                                                 --------       --------
        Net cash (used in) provided by financing activities       (11,907)         2,176
                                                                 --------       --------

Effect of exchange rate changes on cash ...................           730           (147)
                                                                 --------       --------

Net increase in cash and cash equivalents .................        10,054          9,407

Cash and cash equivalents at beginning of period ..........        33,296         23,696
                                                                 --------       --------

Cash and cash equivalents at end of period ................      $ 43,350       $ 33,103
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

      The accompanying unaudited Condensed Consolidated Financial Statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002.

      The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

      Certain reclassifications have been made in prior year amounts to conform to the current year presentation.

(2)   IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Accounting for Asset Retirement Obligations

      In June 2001, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and was adopted by the Company on January 1, 2003. Adoption of SFAS 143 did not have any effect on the Company's consolidated financial position or results of operations.

      Rescission of FAS No. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2002:

      In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002" ("SFAS 145"). The statement rescinds SFAS 4 (as amended by SFAS 64), which required extraordinary item treatment for gains and losses on extinguishments of debt, and SFAS 44, which does not affect the Company. Additionally, the statement amends certain provisions of SFAS 13 and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to extinguishments of debt are effective for the Company beginning January 1, 2003, and all other provisions are effective for transactions occurring or financial statements issued on or after May 5, 2002. Adoption of SFAS 145 did not have any effect on the Company's consolidated financial position or results of operations.

(in thousands, except per-share amounts)

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

       Accounting for Stock-Based Compensation - Transition and Disclosure

       In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employees compensation from the intrinsic method. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. SFAS 148's amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosures provision of SFAS 148 as of December 31, 2002, and will continue to use the intrinsic value method of APB 25. The Company is currently considering the alternatives provided within this SFAS 148 for future periods.

       Amendment of Statement 133 on Derivative Instruments and Hedging
Activities

       On April 30, 2003 the Financial Accounting Standards Board issued SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amends SFAS 133. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, it also clarifies when a derivative contains a financing component and amends the definition of an underling to conform it to language used in FASB Interpretation No. 45. This statement is effective for contracts entered into or modified after June 30, 2003, except for those provisions of this Statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003. The Company is currently assessing the impact of this statement.

(in thousands, except per-share amounts)


       Guarantor's Accounting and Disclosure Requirements for Guarantees

       In November 2002, FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The required disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have any effect on the Company's consolidated financial position or results of operations.

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

(3)    STOCK BASED COMPENSATION:

       At March 31, 2003, the Company has seven stock-based employee compensation plans currently in effect. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands, except per-share amounts)

                                             Three Months Ended March 31,
                                             ----------------------------
                                                2003             2002
                                                ----             ----
Net income, as reported ...............      $    2,359       $   14,990
Deduct:  stock-based compensation
   expenses determined using fair value
   method, net of tax effects .........            (762)            (339)
                                             ----------       ----------

Proforma net income ...................      $    1,597       $   14,651

Earnings per share:
   Basic - as reported ................      $     0.09       $     0.58
   Basic - proforma ...................      $     0.06       $     0.57
   Diluted - as reported ..............      $     0.09       $     0.56
   Diluted - proforma .................      $     0.06       $     0.55

       The pro forma compensation expense, net of tax, of $762 and $339 for the three months ended March 31, 2003 and 2002, respectively, was calculated based on the fair value of each option primarily using the Black-Scholes option-pricing model for non-performance options and a path dependent model for performance options, with the following assumptions for 2003 and 2002, respectively: (i) average dividend yield of 0.37% and 0.30% (ii) expected volatility of 38.87% and 33.77%, (iii) risk-free interest rate ranging from 3.74% to 3.81% and 4.25% to 4.84% and (iv) expected life of 4-6 years.

(4)    GOODWILL AND INTANGIBLE ASSETS:

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

       The changes in the carrying amount of goodwill for the quarter ended March 31, 2003, are as follows:

                                                                   Rutherford
                                    Biosciences    Human Health     Chemicals
                                      Segment        Segment         Segment        Total
Balance as of January 1, 2003 .      $177,646        $ 36,708        $     --      $214,354
Purchase Accounting Adjustments
    for Contingent Payments ...           188              --              --           188
Cumulative Translation Effect .            96           1,233              --         1,329
                                     --------        --------        --------      --------
Balance as of March 31, 2003 ..      $177,930        $ 37,941        $     --      $215,871
                                     ========        ========        ========      ========

(in thousands, except per-share amounts)


       Other intangible assets that are not subject to amortization, consist of the following:

                                   As of March 31, 2003                        As of December 31, 2002
                                   --------------------                        -----------------------
                          Gross                                         Gross
                         Carrying      Accumulated                     Carrying      Accumulated
                          Amount       Amortization        Net          Amount       Amortization        Net
                          ------       ------------        ---          ------       ------------        ---
Proprietary Process      $   4,020      $  (2,345)      $   1,675      $   4,020      $  (2,345)      $   1,675
License Agreements           3,630           (641)          2,989          3,630           (641)          2,989
Trademarks ........         44,038         (9,641)         34,397         44,038         (9,641)         34,397
                         ---------      ---------       ---------      ---------      ---------       ---------
     Total ........      $  51,688      $ (12,627)      $  39,061      $  51,688      $ (12,627)      $  39,061
                         =========      =========       =========      =========      =========       =========

       Other intangible assets, which will continue to be amortized, consist of the following:

                                   As of               As of
                               March 31, 2003     December 31, 2002
                               Gross Carrying      Gross Carrying
                                   Amount              Amount
                                   ------              ------
Patents .................         $  2,621            $  2,589
Proprietary Process .....            5,841               5,841
Supply Agreements .......            2,110               2,100
Trademarks ..............              785                 785
Unpatented Technology ...            5,104               5,490
Fully Amortized Assets* .           12,347              12,347
Other ...................            1,287               1,235
                                  --------            --------
     Total ..............           30,095              30,387
                                  --------            --------
Accumulated Amortization           (16,441)            (16,050)
                                  --------            --------
Net .....................         $ 13,654            $ 14,337
                                  ========            ========

       *This category includes certain fully amortized patents, proprietary process and non-compete agreements.

       Amortization expense for the quarter ended March 31, 2003 was $391.

       The expected amortization expense related to intangible assets in the future is as follows:

       For the year ended December 31, 2003...........................    $1,543
       For the year ended December 31, 2004...........................    $1,333
       For the year ended December 31, 2005...........................    $1,308
       For the year ended December 31, 2006...........................    $1,298
       For the year ended December 31, 2007...........................    $1,287

(5)    INVENTORIES

       Inventories at March 31, 2003 and December 31, 2002 consist of the following:

                        March 31,       December 31,
                          2003             2002
                        --------         --------
Finished goods          $ 50,090         $ 55,372
Work in process           30,273           24,997
Raw materials .           23,758           24,638
Supplies ......            4,975            4,825
                        --------         --------
    Total .....         $109,096         $109,832
                        ========         ========

(in thousands, except per-share amounts)

(6)    LONG-TERM DEBT

       Long-term debt at March 31, 2003 and December 31, 2002 consists of the following:

                               March 31,         December 31,
                                  2003               2002
                               ---------          ---------
Bank credit facilities         $ 246,300          $ 257,350
Other ................            11,966             12,448
                               ---------          ---------
    Subtotal .........           258,266            269,798
                               ---------          ---------
Less:  current portion            (2,394)            (2,364)
                               ---------          ---------
    Total ............         $ 255,872          $ 267,434
                               =========          =========

       The Company met all the bank covenants for the first three months of 2003.

(7)    RESTRUCTURING AND OTHER CHARGES

       In 2002, Cambrex completed its plan to realign its businesses. In 2002, the Company recorded net special pre-tax charges of $15,087. These charges include: Rutherford Chemicals fixed asset impairments of $7,689, closure costs for a small manufacturing facility at one of the Rutherford Chemicals sites of $1,800, inventory write-downs of $586 (included in cost of sales), a goodwill impairment for Rutherford Chemicals of $3,962, and severance costs of $1,050. None of these charges were recorded in the first quarter of 2002.

       The fixed asset impairments related to certain assets at a Rutherford Chemicals domestic site, and were based on an assessment completed in the third quarter that indicated the return on investment was below management's expectations. As a result, an impairment charge was recorded reflecting the asset value associated with the planned exit of a product line. The closure costs relate to another domestic Rutherford Chemicals facility and include asset write-downs, disposal, and other related costs.

       Severance charges, which apply to a Rutherford Chemicals domestic site and the Corporate office, relate to the termination of approximately 19 employees. As of January 31, 2003, all these employees have been terminated.

       The accrual balance related to the 2002 actions for severance and other costs included above was approximately $2,077 and $2,600 at March 31, 2003 and December 31, 2002, respectively.

       The following table displays the activity related to the 2002 restructuring accruals through March 31, 2003 (in millions):

                                                                2002                                  2003
                                                              Activity                              Activity
                                                              --------                              --------
                                                                                     December                        March
                                                                                     31, 2002                       31, 2003
                                        Total         Non-Cash          Cash          Reserve          Cash          Reserve
                                       Charges       Write-offs       Payments        Balance        Payments        Balance
                                       -------       ----------       --------        -------        --------        -------
Restructuring, Impairments
  and Other Charges:
Fixed asset impairments ........      $     7.7      $    (7.7)      $      --       $      --      $      --       $      --
Goodwill impairment ............            4.0           (4.0)             --              --             --              --
Employee severance .............            1.0             --              --             1.0           (0.3)            0.7
Facility closure costs .........            1.8             --            (0.2)            1.6           (0.2)            1.4
                                      ---------      ---------       ---------       ---------      ---------       ---------
Total restructuring, impairments
  and other charges ............           14.5          (11.7)           (0.2)            2.6           (0.5)            2.1
Inventory write-offs ...........            0.6           (0.6)             --              --             --              --
                                      ---------      ---------       ---------       ---------      ---------       ---------
Total ..........................      $    15.1      $   (12.3)      $    (0.2)      $     2.6      $    (0.5)      $     2.1
                                      =========      =========       =========       =========      =========       =========

(in thousands, except per-share amounts)

       Facility closure costs are expected to be paid by fiscal year end. Severance costs are expected to be paid within the next 2 years.

(8)    COMPREHENSIVE INCOME

       Comprehensive income for the three months ended March 31, 2003 was $8,304 compared to comprehensive income of $15,915 in the prior year comparable period. The decrease in comprehensive income was due primarily to lower net income, partially offset by higher foreign currency translation.

(9)    SEGMENT INFORMATION

       The Company is involved principally in the manufacturing and marketing of products and services which consists of: Human Health segment, which include Active Pharmaceutical Ingredients and Pharmaceutical Intermediates produced under Food and Drug Administration cGMP for use in the production of prescription and over-the-counter drug products, and imaging chemicals used in x-ray media; Biosciences segment, consisting of cell culture and endotoxin detection products, electrophoresis and chromatography products and contract biopharmaceutical manufacturing; Rutherford Chemicals segment consisting of Vitamin B-3 used in feed additives, Agricultural Intermediates used in crop protection, Performance Enhancing Chemicals used in photography, pigments, specialty polymers, fuel/oil additives, catalysts, and other specialty additives, Polymer Systems products used in coatings, telecommunications, electronics and engineering plastics and Personal Care ingredients; All Other segment, which includes Specialty and Fine Chemicals and Animal and Health Products not manufactured at the Rutherford Chemicals facilities. The Company allocates certain Corporate expenses and interest to each of its subsidiaries. The interest allocation is based on 12% of subsidiary working capital and 9% of net property, plant and equipment. No customer accounts for more than 10% of consolidated revenues.

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

       With this realignment, the Company began reporting four operating segments in the first quarter 2002: Human Health, Biosciences, Rutherford Chemicals and All Other.

(in thousands, except per-share amounts)


       Following is a summary of business segment results for the following dates:

                                       Three months ended
                                            March 31,
                                            ---------
                                      2003            2002
                                      ----            ----
Gross Sales:
Human Health ................      $  55,423       $  56,220
Biosciences .................         44,105          37,195
Rutherford Chemicals ........         34,725          33,261
All Other ...................          5,667           5,779
                                   ---------       ---------
                                   $ 139,920       $ 132,455
                                   =========       =========
Gross Profit:
Human Health ................      $  23,269       $  25,846
Biosciences .................         21,940          17,648
Rutherford Chemicals ........          3,688           5,174
All Other ...................            788           1,025
                                   ---------       ---------
                                   $  49,685       $  49,693
                                   =========       =========

Operating Profit:*
Human Health and All Other ..      $  17,068       $  20,994
Biosciences .................          9,312           6,415
Rutherford Chemicals ........            698           2,152
Corporate ...................        (21,435)         (6,411)
                                   ---------       ---------
Total Operating Profit ......      $   5,643          23,150
                                   ---------       ---------

Reconciliation to Net Income:
Interest Expense, net .......      $   2,334       $   2,927
Other Expenses (Income), net             121             (34)
Taxes .......................            829           5,267
                                   ---------       ---------
Net Income ..................      $   2,359       $  14,990
                                   =========       =========

Capital Spending:
Human Health and All Other ..      $   3,328       $   4,604
Biosciences .................          6,436           4,016
Rutherford Chemicals ........            980           4,415
Corporate ...................            239              57
                                   ---------       ---------
                                   $  10,983       $  13,092
                                   =========       =========

Depreciation:
Human Health and All Other ..      $   5,893       $   4,350
Biosciences .................          1,730           1,033
Rutherford Chemicals ........          2,612           2,545
Corporate ...................            324             477
                                   ---------       ---------
                                   $  10,559       $   8,405
                                   =========       =========

*The operating segments include charges for certain corporate allocations reflecting services provided. Unallocated corporate spending is included in "Corporate."

(in thousands, except per-share amounts)

                                 Three months ended
                                     March 31,
                                     ---------
                                  2003         2002
                                  ----         ----
Amortization:
Human Health and All Other      $     3      $     3
Biosciences ..............          388          387
Rutherford Chemicals .....           --           --
                                -------      -------
                                $   391      $   390
                                =======      =======

                                March 31,    December 31,
                                  2003          2002
                                --------      --------
Total Assets:
Human Health and All Other      $316,661      $308,572
Biosciences ..............       363,648       360,713
Rutherford Chemicals .....       134,743       139,101
Corporate ................        62,451        59,142
                                --------      --------
                                $877,503      $867,528
                                ========      ========

(10)   CONTINGENCIES

       The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.

       Environmental

       In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites (Superfund sites). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in other non-current liabilities, of $4,580 and $4,542 at March 31, 2003 and December 31, 2002, respectively, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. These reserve amounts include a $3,000 estimated liability that was included in Accounts payable and accrued liabilities at December 31, 2002. The increase in the accrual is due to currency fluctuation of $120, partially offset by $82 in payments. Based on currently available information and analysis, the Company's accrual represents management's best estimate of what it believes are the probable and reasonably estimable environmental cleanup related costs of a non-capital nature. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from those assumed in the current estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

(in thousands, except per-share amounts)


       Litigation

       The Company and its subsidiary Profarmaco S.r.l. (currently known as Cambrex Profarmaco Milano S.r.l.) were named as defendants in a proceeding instituted by the Federal Trade Commission ("FTC") on December 21, 1998, in the United States District Court for the District of Columbia. The complaint alleged that exclusive license agreements which Cambrex Profarmaco Milano S.r.l. entered into with Mylan Laboratories, Inc. ("Mylan") covering the drug master files for (and therefore the right to buy and use) two active pharmaceutical ingredients ("APIs"), lorazepam and clorazepate, were part of an effort on Mylan's part to restrict competition in the supply of lorazepam and clorazepate and to increase the price charged for these products when Mylan sold them as generic pharmaceuticals. The complaint further alleged that these agreements violated the Federal Trade Commission Act, and that Mylan, Cambrex, Cambrex Profarmaco Milano, S.r.l., and Gyma Laboratories of America, Inc., Cambrex Profarmaco Milano S.r.l's distributor in the United States, engaged in an unlawful restraint of trade and conspired to monopolize and attempted to monopolize the markets for the generic pharmaceuticals incorporating the APIs. A lawsuit making similar allegations against the same parties including the Company and Cambrex Profarmaco Milano S.r.l., and seeking injunctive relief and treble damages, was filed by the Attorneys General of 31 states in the United States District Court for the District of Columbia on behalf of those states and persons in those states who were purchasers of the generic pharmaceuticals.

       The same parties including the Company and Cambrex Profarmaco Milano S.r.l. have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of lorazepam and clorazepate in generic form, making allegations essentially similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

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

On April 7, 2003, Cambrex reached an agreement with Mylan Laboratories under which Cambrex would contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. In exchange, Cambrex and its operating subsidiary, Cambrex Profarmaco Milano S.r.l., received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. Approximately $4,415 was paid in April 2003 in accordance with the agreement, with the remaining $8,000 to be paid over the next five years. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement.

(in thousands, except per-share amounts)


       On May 14, 1998, the Company's subsidiary Nepera, a manufacturer and seller of niacinamide (Vitamin B-3), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. The Company understands that the subpoena was issued as part of the Federal Government's ongoing anti-trust investigation into various business practices in the vitamin industry generally. In the fourth quarter of 1999, the Company reached a settlement with the Government concerning Nepera's alleged role in Vitamin B-3 violations from 1992 to 1995. On October 13, 2000, the Government settlement was finalized with Nepera entering into a voluntary plea agreement with the Department of Justice. Under this agreement, Nepera has entered a plea of guilty to one count of price fixing and market allocation of Vitamin B-3 from 1992 to 1995 in violation of section one of the Sherman Act and paid a fine of approximately $4,000. Under the plea agreement, Nepera was placed on probation for a period of one year which has ended. The fine was paid in February 2001. Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3.

       An accrual of $6,000 was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. Based on discussions with various plaintiffs' counsel, as well as then current estimates of expenditures for legal fees, an additional accrual of $4,400 was established in the fourth quarter of 2001. The Company believed that the current reserves would be sufficient to cover resolution of the remaining related litigation matters. However, during 2002, based on information developed during the year, the Company determined that the remaining litigation matters would be more costly than previously anticipated. Therefore, during 2002, the Company increased reserves by $10,000. The balance of this accrual as of March 31, 2003 was approximately $8,761. This accrual has been recorded in accounts payable and accrued liabilities.

       Other

       The Company has a $5,000 investment in a privately owned, emerging biotechnology company that has therapeutic products in various stages of clinical trials. The investment is monitored on a continual basis to evaluate whether any changes in value become other than temporary. No impairment has been recognized to date.

       The Company enters into standard indemnification agreements in the ordinary course of business including contract provisions for indemnification protecting its customers and suppliers, etc. against third party liability for manufacture and sale of Company products that fail to meet product specifications and contract provisions for indemnification protecting licensees against intellectual property infringement related to licensed Company technology or processes. Due to the lack of historical obligations related to these items and the existence of associated insurance coverage, the Company has no liabilities recorded for these items as of March 31, 2003.

       As permitted under Delaware law, the Company has agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that covers a portion of any potential exposure. The Company believes the estimated fair value of these indemnification agreements is minimal, and as such, the Company has no liabilities recorded for these agreements as of March 31, 2003.

(in thousands, except per-share amounts)


       The Securities and Exchange Commission has advised the Company that the SEC's informal inquiry into the Company's previously announced inter-company accounting matter has now become a formal investigation. The SEC's informal inquiry began earlier this year after the Company voluntarily disclosed certain discrepancies related to inter-company accounts for the five year period ending December 31, 2001 that resulted in the restatement of the Company's financial statements for those years. To Cambrex's knowledge, the formal investigation is limited to this inter-company accounting matter, and the Company does not expect further revisions to its historical financial statements relating to these discrepancies. The Company will continue to fully cooperate with the SEC.

       While it is not possible to predict with certainty the outcome of the litigation and other matters discussed above and various other lawsuits, it is the opinion of management that the ultimate resolution of these proceedings should not have a material adverse effect on the Company's results of operations, cash flows and financial position. These matters, if resolved in an unfavorable manner, could have a material effect on the operating results and cash flows when resolved in a future reporting period.

                      CAMBREX CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    (in thousands, except per-share amounts)

RESULTS OF OPERATIONS

The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales, for the quarters ended March 31, 2003 and 2002.

                                         Quarter Ended March 31,
                                         -----------------------
                                     2003                      2002
                                     ----                      ----
                                $            %            $            %
                            --------      -------     --------      -------
Human Health .........      $ 55,423         39.6%    $ 56,220         42.4%
Biosciences ..........        44,105         31.5       37,195         28.1
Rutherford Chemicals .        34,725         24.8       33,261         25.1
All Other ............         5,667          4.1        5,779          4.4
                            --------      -------     --------      -------
     Total gross sales      $139,920        100.0%    $132,455        100.0%
                            ========      =======     ========      =======

The following table shows the sales and gross profit of the Company's four product segments for the first quarter 2003 and 2002.

                           Gross         Gross         Gross
                           Sales        Profit $      Profit %
                          --------      --------      ------
2003
Human Health .......      $ 55,423      $ 23,269        42.0%
Biosciences ........        44,105        21,940        49.7
Rutherford Chemicals        34,725         3,688        10.6
All Other ..........         5,667           788        13.9
                          --------      --------
      Total ........      $139,920      $ 49,685        35.5%
                          ========      ========      ======

                           Gross         Gross         Gross
                           Sales        Profit $      Profit %
                          --------      --------      ------
2002
Human Health .......      $ 56,220      $ 25,846        46.0%
Biosciences ........        37,195        17,648        47.4
Rutherford Chemicals        33,261         5,174        15.6
All Other ..........         5,779         1,025        17.7
                          --------      --------
      Total ........      $132,455      $ 49,693        37.5%
                          ========      ========      ======

COMPARISON OF FIRST QUARTER 2003 VERSUS FIRST QUARTER 2002

Gross sales in the first quarter 2003 increased 5.6% to $139,920 from $132,455 in the first quarter 2002. Increased sales in the Biosciences segment and Rutherford Chemicals were partly offset by lower sales in Human Health and All Other Segments. The currency impact of the weaker U.S. dollar favorably impacted sales by 6.2% in the first quarter of 2003 versus 2002.

The Human Health Segment gross sales of $55,423 were $797 or 1.4% below the first quarter 2002. The currency impact of the weaker U.S. dollar favorably impacted Human Health sales by 10.1% in the first quarter 2003 vs. 2002. The decrease reflects lower sales of generic cardiovascular and central nervous system active ingredients due to reduced U.S. demand, shipment delays related to a customer's regulatory issues, selling price reductions due to competitive conditions and timing of shipments. These decreases were partly offset by higher sales of gastrointestinal active pharmaceutical ingredients mainly reflecting higher U.S. demand in support of a new dosage formulation for a major customer. In addition, the Company had higher shipments of an antihistamine intermediate product which was delayed in 2002 due to customer supply issues, initial shipments of a generic API used to treat hypoglycemia in support of a new application approved in the U.S., and initial shipments of an API used in an arteriosclerosis drug which has entered clinical stage III trials.

The Biosciences Segment gross sales of $44,105 were $6,910 or 18.6% above the first quarter 2002. The currency impact of the weaker U.S. dollar favorably impacted Biosciences sales by 4.6% in the first quarter 2003 versus 2002. This increase was also due primarily to higher sales in the biopharmaceutical contract manufacturing facilities, increased sales of endotoxin detection products reflecting the introduction of FDA compliant software in July 2002, improved prices for media and sera, and increased sales of cell culture products due to higher demand from existing customers and addition of new customers reflecting the continued improvement in product supply and quality. These increases were partly offset by the impact of the divestiture of the in vitro Diagnostics business in the first quarter 2002.

Rutherford Chemicals Segment gross sales of $34,725 in the first quarter 2003 increased $1,464 or 4.4% from the first quarter 2002. The currency impact of the weaker U.S. dollar favorably impacted Rutherford Chemicals sales by 1.7% in the first quarter 2003. The increase in sales also reflects higher feed additive and agricultural intermediate sales due to timing of campaigns and improved product availability. These increases were partly offset by continued weakness in the telecommunications and industrial coatings industries.

The All Other Segment gross sales of $5,667 were down $112 or 1.9% from the first quarter 2002 primarily reflecting lower animal feed additive sales due primarily to a customer inventory reductions, partly offset by the impact of increased sales of a performance enhancing chemical product due to customers stocking up in anticipation of a planned discontinuance of the product by our facility in Sweden.

Export sales from U.S. businesses of $13,889 in the first quarter 2003 increased 12.5% from the first quarter 2002. International sales from our European operations totaled $65,237 for the first quarter of 2003 as compared with $59,934 in 2002, an increase of 8.8%. The $139,920 of sales in the first quarter of 2003 consisted of $75,866, $54,603, $6,650 and $2,801 to North America,
Europe, Asia and the rest of the world, respectively. The $132,455 of sales in the first quarter of 2002 consisted of $77,534, $46,841, $5,402 and $2,678 to North America, Europe, Asia and the rest of the world, respectively.

Gross profit in the first quarter 2003 of $49,685 was flat compared to $49,693 in 2002. Gross margin decreased to 35.5% from 37.5% in the first quarter of 2002. The Bioscience segment experienced higher margins driven by increased suite utilization and increased ancillary biopharmaceutical services in the biopharmaceutical contract manufacturing sites, as well as higher production and lower spending in certain U.S. and European Biosciences facilities, favorable foreign currency effects, partly offset by higher plant insurance costs. Human Health segment margins decreased due to unfavorable product mix, lower production volumes, price pressure on certain generic products, and higher plant insurance premiums, partly offset by favorable currency effects, including hedge contract gains due to the weak U.S. dollar. The hedge gains are reflected in Other Revenue. Rutherford Chemicals margins declined due to unfavorable product mix and certain higher raw material, energy and insurance costs as well as lower production volumes at certain facilities. All Other segment margins declined reflecting lower production levels in the U.S. for feed additives.

Selling, general and administrative expenses of $28,058 or 20.1% of gross sales in the first quarter 2003, increased from $22,608 or 17.1% of gross sales in the first quarter 2002. Higher administrative costs were due primarily to increased benefit plan expenses, the impact of currency translation due to the weaker U.S. dollar, the costs incurred in the first quarter 2003 of the internal investigation into the restatement of results disclosed in the fourth quarter of 2002 and higher insurance premiums reflected in administrative expenses. Increased sales and marketing expenses reflect an investment made in the Biosciences sales force and the impact of currency translation.

Research and development expenses of $4,642 were 3.3% of gross sales in the first quarter 2003, compared to $3,935 or 3.0% of gross sales in 2002. The increase primarily reflects higher spending on Biosciences in the U.S. and the impact of currency translation.

The 2003 results include a pre-tax provision of $11,342 (discounted to the present value due to the five year pay-out) related to an agreement reached with Mylan Laboratories under which Cambrex will contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. Of this amount, $4,415 was paid in April 2003 with the balance due in equal installments over a five-year period. In exchange, Cambrex received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by the purchasers, as well as potential future claims related to this matter.

The operating profit in the first quarter 2003 was $5,643 compared to $23,150 in 2002. The decrease is due to the $11,342 pretax charge for the Mylan settlement discussed above, lower sales and gross margins in the Human Health and All Other Segments, lower gross margins in the Rutherford Chemicals segment and higher operating expenses, partially offset by higher sales and gross margins in the Biosciences segment.

Net interest expense of $2,334 in the first quarter 2003 decreased $593 from 2002 primarily reflecting lower average debt balance and lower average interest rates. The average interest rate was 3.9% in the first quarter 2003 versus 4.1% in 2002.

The effective tax rate for the first quarter 2003 was 26%, which was consistent with a provision of 26% for the first quarter 2002. The 2003 effective rate includes the impact of the legal settlement discussed above, which reduced the overall effective rate for the year by approximately 2%. Excluding this impact, the higher tax rate is primarily the result of changes in geographic mix and reduction of estimated foreign tax credits, partly offset by the continuing R&D tax credit programs.

The net income in the first quarter of 2003 was $2,359 versus $14,990 in the same period a year ago. Diluted earnings per share were $.09 in 2003 versus $0.56 in 2002. The impact of the Mylan settlement discussed above was approximately $0.31 per share in the first quarter 2003. The impact of this settlement on the full years results is expected to be approximately $0.28 per share, as the related tax benefit from the settlement will benefit earnings per share by approximately $0.03 for the balance of the year.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2003, the Company generated cash flows from operations totaling $32,375, an increase of $11,790 versus the same period a year ago. This increase in cash flows is due primarily to lower trade receivables due to better collections and the timing of collections on certain large receivables, lower inventory due to better inventory management, and the timing of trade accounts payable. The increase in 2003 would have been higher if not for the collection of a portion of an insurance claim receivable related to a Rutherford Chemicals site in the first quarter 2002.

Capital expenditures were $10,983 in the three months of 2003 as compared to $13,092 in 2002. Part of the funds were used for process development facility expansion at a Biopharmaceutical manufacturing plant in Baltimore, Maryland, expansion of LAL and cell therapy manufacturing capabilities at a Bioscience facility in Walkersville, Maryland, as well as for new small scale production equipment for generic pharmaceuticals at the Charles City, Iowa facility.

Cash flow used in financing activities of $11,907 for the three months ended March 31, 2003 includes net repayments of debt of $11,198 and the payment of dividends of $781, partially offset by proceeds from the exercise of stock options of $72.

During the first three months of 2003, the Company paid cash dividends of $0.03 per share.

As discussed in Footnote 10, the Company has reached an agreement with Mylan Laboratories under which Cambrex will contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. Of this amount, $4,415 was paid in April 2003 with the balance due in equal installments over a five-year period.

Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements.

Effective January 1, 2002, the operating units that primarily produce specialty and fine chemicals and animal health and agriculture products were combined under a new business unit, Rutherford Chemicals, Inc. Rutherford Chemicals, Inc. includes CasChem, Inc., Bayonne, New Jersey; Cosan Chemical Corporation, Carlstadt, New Jersey; Heico Chemicals, Inc., Delaware Water Gap, Pennsylvania; Nepera, Inc., Harriman, New York; Zeeland Chemicals, Inc., Zeeland, Michigan; and Seal Sands Chemicals, Limited, Middlesbrough, United Kingdom. In the fourth quarter 2002, the Company announced that it had engaged a financial advisor to assist the Company in investigating strategic alternatives for the Rutherford Chemicals segment. The financial advisor contacted certain parties regarding the Rutherford Chemicals business and the Company has made initial management presentations to certain of these parties. At this time, the outcome of these management presentations cannot be determined.

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

b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the period covered by this quarterly report. As disclosed in Note 2 in the Company's 2002 Form 10-K, the Company restated its results for prior periods due to certain discrepancies in the inter-company accounts. Effective December 31, 2002, the Company has implemented a revised policy and procedure with respect to inter-company transactions and accounts to ensure monthly reconciliations are performed.

PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITIES HOLDERS

       1. At the Annual Meeting of Stockholders held on April 24, 2003, two Directors in Class I were elected to hold office as Directors of the Company until the 2006 Annual Meeting of Stockholders.

       2. Also, the Stockholders voted for the appointment of PricewaterhouseCoopers LLP as the Company's Independent Accountants for 2003.

       3. Also, the Stockholders voted for the approval of the 2003 Performance Stock Option Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a)     Exhibits

              Exhibit 99.1 - CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              Exhibit 99.2 - CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b)     Reports on Form 8-K

              Report on Form 8-K filed on April 3, 2003 regarding a reduction in the Company's 2003 earnings forecast and a settlement and indemnity agreement with Mylan Laboratories.

              Report on Form 8-K filed on April 24, 2003 regarding the first quarter 2003 earnings release issued by Cambrex Corporation dated April 24, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CAMBREX CORPORATION


                                       By   /s/ Luke M. Beshar
                                            -----------------------------------
                                            Luke M. Beshar
                                            Sr. Vice President and
                                            Chief Financial Officer
                                            (On behalf of the Registrant and
                                            as the Registrant's Principal
                                            Financial Officer)



Date: May 9, 2003

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/ James A. Mack
                                            -----------------------------------
                                            James A. Mack, President
                                            Chairman of the Board and
                                            Chief Executive Officer

Date: May 9, 2003

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Luke M. Beshar
                                          -------------------------------------
                                          Luke M. Beshar
                                          Senior Vice President and
                                          Chief Financial Officer

Date:  May 9, 2003