Form 10-Q
period 2003-06-30
CAMBREX CORP
filed 2003-08-13
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2003

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               for the transition period from________ to ________
                         Commission file number 1-10638

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

                                 Yes [X] No [ ]

         As of July 31, 2003, there were 25,719,317 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                       For The Quarter Ended June 30, 2003
                                Table of Contents

                                                                                                 Page No.
                                                                                                 --------
Part I   Financial information

         Item 1.   Financial Statements (Unaudited)

                   Condensed consolidated balance sheets as of
                   June 30, 2003 and December 31, 2002                                                 2

                   Condensed consolidated income statements
                   for the three months and six months ended June 30, 2003 and 2002                    3

                   Condensed consolidated statements of cash flows
                   for the six months ended June 30, 2003 and 2002                                     4

                   Notes to condensed consolidated financial statements                           5 - 19

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                 20 - 26

         Item 4.   Controls and Procedures                                                            27

Part II  Other information

         Item 4.   Matters Submitted to a Vote of Securities Holders                                  28

         Item 6.   Exhibits and Reports on Form 8-K                                                   28

Signatures                                                                                            29

                         Part I - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                            June 30,    December 31,
                                                              2003          2002
                                                            ---------   ------------
ASSETS
Current assets:
   Cash and cash equivalents ..........................     $  41,311   $     33,296
   Trade receivables, net .............................        79,813         79,571
   Inventories, net ...................................       108,613        109,832
   Deferred tax assets ................................        31,627         35,612
   Prepaid expenses and other current assets ..........        21,110         17,447
                                                            ---------   ------------
       Total current assets ...........................       282,474        275,758

Property, plant and equipment, net ....................       317,464        310,501
Goodwill ..............................................       217,061        214,354
Other intangible assets, net ..........................        52,988         53,398
Other assets ..........................................        13,395         13,517
                                                            ---------   ------------

       Total assets ...................................     $ 883,382   $    867,528
                                                            =========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities ...........     $  88,820   $     89,018
   Short-term debt and current portion of
       Long-term debt .................................         3,450          2,364
                                                            ---------   ------------
Total current liabilities .............................        92,270         91,382

Long-term debt ........................................       247,657        267,434
Deferred tax liabilities ..............................        52,630         52,630
Other non-current liabilities .........................        51,907         43,400
                                                            ---------   ------------
       Total liabilities ..............................       444,464        454,846
                                                            ---------   ------------

Stockholders' equity:
    Common stock, $.10 par value; issued 28,356,564 and
        28,323,059 shares at respective dates .........         2,836          2,832
    Additional paid-in capital ........................       203,363        201,883
    Retained earnings .................................       274,621        265,774
    Treasury stock, at cost 2,637,247 and 2,494,803
       shares at respective dates .....................       (22,201)       (19,841)
    Accumulated other comprehensive loss ..............       (19,701)       (37,966)
                                                            ---------   ------------

        Total stockholders' equity ....................       438,918        412,682
                                                            ---------   ------------

        Total liabilities and stockholders' equity ....     $ 883,382   $    867,528
                                                            =========   ============

           See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                              Three months ended             Six months ended
                                                    June 30,                      June 30,
                                           ------------------------      ------------------------
                                             2003            2002           2003          2002
                                             ----            ----           ----          ----
Gross sales ..........................     $ 136,363        134,263      $ 276,283        266,718
   Commissions & allowances ..........         1,427            564          2,516          2,032
                                           ---------      ---------      ---------      ---------
Net sales ............................       134,936        133,699        273,767        264,686
   Other revenues ....................         2,067          1,168          5,040          2,736
                                           ---------      ---------      ---------      ---------

NET REVENUES .........................       137,003        134,867        278,807        267,422

Cost of goods sold ...................        92,824         81,827        184,943        164,688
                                           ---------      ---------      ---------      ---------

GROSS PROFIT .........................        44,179         53,040         93,864        102,734

Operating expenses:
   Selling, general and
     administrative expenses .........        25,831         24,593         53,889         47,201
   Research and development expenses .         5,014          4,692          9,656          8,627
   Legal settlement (Note 13) ........             -              -         11,342              -
                                           ---------      ---------      ---------      ---------
    Total operating expenses .........        30,845         29,285         74,887         55,828

OPERATING PROFIT .....................        13,334         23,755         18,977         46,906

Other (income) expenses:
   Interest expense, net .............         2,689          2,852          5,023          5,779
   Other income, net .................          (235)          (953)          (114)          (987)
                                           ---------      ---------      ---------      ---------

Income before income taxes ...........        10,880         21,856         14,068         42,114

   Provision for income taxes ........         2,829          5,683          3,658         10,950
                                           ---------      ---------      ---------      ---------

NET INCOME ...........................     $   8,051      $  16,173      $  10,410      $  31,164
                                           =========      =========      =========      =========

Weighted average shares outstanding:

   Basic .............................        25,732         25,991         25,792         25,944
   Effect of dilutive stock options ..           241            653            300            662
                                           ---------      ---------      ---------      ---------
   Diluted ...........................        25,973         26,644         26,092         26,606
Earnings per share of common stock and
  common stock equivalents:

   Basic .............................     $    0.31      $    0.62      $    0.40      $    1.20
                                           =========      =========      =========      =========
   Diluted ...........................     $    0.31      $    0.61      $    0.40      $    1.17
                                           =========      =========      =========      =========

Cash dividends paid per share ........     $    0.03      $    0.03      $    0.06      $    0.06
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                    Six months ended
                                                                         June 30,
                                                                ------------------------
                                                                   2003           2002
                                                                   ----           ----
Cash flows from operating activities:
   Net income ...............................................   $  10,410      $  31,164
   Depreciation and amortization ............................      22,265         18,208
   Deferred income tax provision ............................       3,985            849
   Changes in assets and liabilities:
       Provision for legal settlement, net of cash payments..       7,013              -
       Investment impairment ................................           -          2,500
       Receivables, net .....................................       2,347         (5,217)
       Inventories ..........................................       4,969         (3,112)
       Prepaid expenses and other current assets ............         501           (720)
       Accounts payable and accrued liabilities .............      (3,317)        (2,049)
       Income taxes payable .................................      (4,795)         3,256
       Other non-current assets and liabilities .............       1,934          2,099
                                                                ---------      ---------
       Net cash provided by operating activities ............      45,312         46,978
                                                                ---------      ---------

Cash flows from investing activities:
   Capital expenditures .....................................     (20,977)       (22,039)
   Insurance settlement proceeds ............................       3,785              -
   Other investing activities ...............................         229            586
                                                                ---------      ---------
      Net cash used in investing activities .................     (16,963)       (21,453)
                                                                ---------      ---------

Cash flows from financing activities:
   Dividends ................................................      (1,563)        (1,555)
   Net increase (decrease) in short-term debt ...............         960           (796)
   Long-term debt activity (including current portion):
      Borrowings ............................................     217,565         22,450
      Repayments ............................................    (237,420)       (30,118)
   Proceeds from stock options exercised ....................          92          3,867
   Purchase of treasury stock ...............................      (2,420)             -
                                                                ---------      ---------
      Net cash used in financing activities .................     (22,786)        (6,152)
                                                                ---------      ---------

Effect of exchange rate changes on cash .....................       2,452          2,976
                                                                ---------      ---------

Net increase in cash and cash equivalents ...................       8,015         22,349

Cash and cash equivalents at beginning of period ............      33,296         23,696
                                                                ---------      ---------

Cash and cash equivalents at end of period ..................   $  41,311      $  46,045
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

         The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

(2)      IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

         Amendment of Statement 133 on Derivative Instruments and Hedging Activities

         On April 30, 2003 the Financial Accounting Standards Board issued SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amends SFAS 133. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, it also clarifies when a derivative contains a financing component and amends the definition of an underling to conform it to language used in FASB Interpretation No. 45. This statement is effective for contracts entered into or modified after June 30, 2003, except for those provisions of this Statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003. The Company does not anticipate any effect of the Company's consolidated financial position or results of operations due to the adoption of SFAS 149.

(in thousands, except per-share amounts)

(2)      IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. This statement requires that mandatory redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares be classified as liabilities. SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Statement is not expected to have a material impact on the Company's results.

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

         Consolidation of Variable Interest Entities

         In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company in its third quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The Company has reviewed FIN 46 and determined its impact will not have any material accounting or disclosure requirement under the provisions of the interpretation.

         Accounting for Revenue Arrangements with Multiple Deliverables

         In January 2003, the Emerging Issues Task Force ("EITF") released EITF 00-21: "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services. EITF 00-21 is effective for revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The Company is in compliance with this EITF.

(in thousands, except per-share amounts)

(3)      STOCK BASED COMPENSATION:

         At June 30, 2003, the Company has seven active stock-based employee compensation plans currently in effect. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                Three Months                     Six Months
                                                Ended June 30,                 Ended June 30,
                                             2003           2002            2003           2002
                                          -------------------------      --------------------------
Net income, as reported .............     $   8,051      $   16,173      $   10,410      $   31,164
Deduct: stock-based compensation
 expenses determined using fair value
 method, net of tax effects .........          (966)           (376)         (1,728)           (715)
                                          ---------      ----------      ----------      ----------

Proforma net income .................     $   7,085      $   15,797      $    8,682      $   30,449

Earnings per share:
 Basic - as reported ................     $    0.31      $     0.62      $     0.40      $     1.20
 Basic - proforma ...................     $    0.28      $     0.61      $     0.34      $     1.17
 Diluted - as reported ..............     $    0.31      $     0.61      $     0.40      $     1.17
 Diluted - proforma .................     $    0.27      $     0.59      $     0.33      $     1.14

         The pro forma compensation expense, net of tax, of $966 and $376 for the quarters ended June 30, 2003 and 2002, respectively, was calculated based on the fair value of each option primarily using the Black-Scholes option-pricing model for non-performance options and a path dependent model for performance options, with the following assumptions for 2003 and 2002, respectively: (i) average dividend yield of 0.46% and 0.27% (ii) expected volatility of 41.42% and 34.39%, (iii) risk-free interest rate ranging from 2.75% to 3.38% and 4.30% to 4.97% and (iv) expected life of 6-7 years.

         The pro forma compensation expense, net of tax, of $1,728 and $715 for the six months ended June 30, 2003 and 2002, respectively, was calculated based on the fair value of each option primarily using the Black-Scholes option-pricing model for non-performance options and a path dependent model for performance options, with the following assumptions for 2003 and 2002, respectively: (i) average dividend yield of 0.41% and 0.27% (ii) expected volatility of 40.10% and 34.02%, (iii) risk-free interest rate ranging from 2.75% to 3.81% and 4.25% to 4.97% and (iv) expected life of 6-7 years.

         In May 2003, the Chief Executive Officer was granted 150,000 incentive stock appreciation rights. These rights vest upon the employee's retirement and if Cambrex stock trades at an average price of $25 or higher for 20 consecutive days prior to his retirement. If the rights vest, the employee is entitled to a cash settlement or the equivalent value of Cambrex stock representing the difference in value between the closing price of Cambrex stock on the day of the grant, which was $19.30, and the closing price of Cambrex stock on the day the rights are exercised. These rights terminate one year after the employee's retirement. Since the vesting of these stock appreciation rights are contingent on the future performance of Cambrex stock, no expense has been recorded as of June 30, 2003. Once the rights vest, this arrangement will be marked to market and expensed over the remaining estimated future service period.

(in thousands, except per-share amounts)

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

         The changes in the carrying amount of goodwill for the quarter ended June 30, 2003, are as follows:

                                                                                 Rutherford
                                                  Biosciences    Human Health    Chemicals
                                                    Segment         Segment        Segment       Total
                                                  -----------    ------------    ----------    ---------
Balance as of January 1, 2003...........          $   177,646    $     36,708    $        -    $ 214,354
Purchase Accounting Adjustments
  for Contingent Payments...............                  188               -             -          188
Cumulative Translation Effect...........                  411           2,108             -        2,519
                                                  -----------    ------------    ----------    ---------
Balance as of June 30, 2003.............          $   178,245    $     38,816    $        -    $ 217,061
                                                  ===========    ============    ==========    =========

         Other intangible assets that are not subject to amortization, consist of the following:

                                                    As of          As of
                                                   June 30,      December
                                                     2003        31, 2002
                                                  -----------    --------
Proprietary Process.......................        $     1,675    $  1,675
License Agreements........................              2,989       2,989
Trademarks................................             34,397      34,397
                                                  -----------    --------
   Total                                          $    39,061    $ 39,061
                                                  ===========    ========

         Other intangible assets, which will continue to be amortized, consist of the following:

                                              As of              As of
                                          June 30, 2003       December 31,
                                              Gross              2002
                                             Carrying        Gross Carrying
                                              Amount             Amount
                                          -------------      --------------
Patents..........................         $       2,766      $       2,589
Proprietary Process..............                 5,841               5,841
Supply Agreements................                 2,110               2,100
Trademarks.......................                   785                 785
Unpatented Technology............                 5,438               5,490
Fully Amortized Assets*..........                12,347              12,347
Other............................                   904               1,235
                                          -------------      --------------
   Total                                         30,191              30,387
                                          -------------      --------------
Accumulated Amortization.........               (16,264)            (16,050)
                                          -------------      --------------
Net                                       $      13,927      $       14,337
                                          =============      ==============

         *This category includes certain fully amortized patents, proprietary process and non-compete agreements.


(in thousands, except per-share amounts)

         Amortization expense for the quarter and six months ended June 30, 2003 was $353 and $744, respectively.

         The expected amortization expense related to intangible assets in the future is as follows:

For the year ended December 31, 2003...........................    $1,488
For the year ended December 31, 2004...........................    $1,333
For the year ended December 31, 2005...........................    $1,308
For the year ended December 31, 2006...........................    $1,298
For the year ended December 31, 2007...........................    $1,287

(5)      INVENTORIES

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

         Inventories at June 30, 2003 and December 31, 2002 consist of the following:

                                                                     June 30,     December 31,
                                                                       2003          2002
                                                                     --------     ------------
Finished goods............................................           $ 51,406     $     55,372
Work in process...........................................             27,447           24,997
Raw materials.............................................             24,830           24,638
Supplies..................................................              4,930            4,825
                                                                     --------     ------------
    Total.................................................           $108,613     $    109,832
                                                                     ========     ============

(6)      LONG-TERM DEBT

         Long-term debt at June 30, 2003 and December 31, 2002 consists of the following:

                                                                     June 30,     December 31,
                                                                       2003          2002
                                                                     --------     ------------
Bank credit facilities...................................            $164,775     $    257,350
Senior notes.............................................              75,000                -
Other....................................................               9,226           12,448
                                                                     --------     ------------
   Subtotal..............................................             249,001          269,798
Less: current portion....................................              (1,344)          (2,364)
                                                                     --------     ------------
   Total.................................................            $247,657     $    267,434
                                                                     ========     ============

         During June 2003, the Company borrowed $75,000 in a private offering. The debt consists of 7 year guaranteed senior Notes due in June 2010 and interest payments are due semi-annually at a rate of 5.31%. The Notes rank equal with the Company's other senior indebtedness. The funds were used primarily to pay down existing bank debt and provide Cambrex with longer term fixed debt.

         The Company met all the bank covenants for the first six months of 2003.

(in thousands, except per-share amounts)

(7)      RESTRUCTURING AND OTHER CHARGES

         In 2002, Cambrex completed its plan to realign its businesses, and at that time, the Company recorded net special pre-tax charges of $15,087. These charges include: Rutherford Chemicals fixed asset impairments of $7,689, closure costs for a small manufacturing facility at one of the Rutherford Chemicals sites of $1,800, inventory write-downs of $586 (included in cost of sales), a goodwill impairment for Rutherford Chemicals of $3,962, and severance costs of $1,050. These charges were recorded in the second half of 2002.

         The fixed asset impairments relate to certain assets at a Rutherford Chemicals domestic site, and were based on an assessment completed in the third quarter that indicated the return on investment was below management's expectations. As a result, an impairment charge was recorded reflecting the asset value associated with the exit of a product line. The closure costs relate to another domestic Rutherford Chemicals facility and include asset write-downs, disposal, and other related costs.

         Severance charges, which apply to a Rutherford Chemicals domestic site and the Corporate office, relate to the termination of approximately 19 employees. As of January 31, 2003, all these employees have been terminated.

         The accrual balance related to the 2002 actions for severance and other costs included above was approximately $1,900 and $2,600 at June 30, 2003 and December 31, 2002, respectively.

         The following table displays the activity related to the 2002 restructuring accruals through June 30, 2003 (in millions):

                                                  2002                              2003
                                                Activity                          Activity
                                     -------------------------------   -----------------------------
                                                                       December               June
                                                                       31, 2002             30, 2003
                                      Total     Non-Cash     Cash      Reserve     Cash     Reserve
                                     Charges   Write-offs   Payments   Balance    Payment   Balance
                                     -------   ----------   --------   --------   -------   --------
Restructuring, Impairments
   and Other Charges:
Fixed asset impairments ........     $   7.7   $     (7.7)  $      -   $      -   $     -   $      -
Goodwill impairment ............         4.0         (4.0)         -          -         -          -
Employee severance .............         1.0            -          -        1.0      (0.4)       0.6
Facility closure costs .........         1.8            -       (0.2)       1.6      (0.3)       1.3
                                     -------   ----------   --------   --------   -------   --------
Total restructuring, impairments
    and other charges ..........        14.5        (11.7)      (0.2)       2.6      (0.7)       1.9
Inventory write-offs ...........         0.6         (0.6)         -          -         -          -
                                     -------   ----------   --------   --------   -------   --------
Total ..........................     $  15.1   $    (12.3)  $   (0.2)  $    2.6   $  (0.7)  $    1.9
                                     =======   ==========   ========   ========   =======   ========

         Facility closure costs are expected to be paid by year end 2003. Severance costs are expected to be paid within the next 2 years.

         For discussion of the $11,342 Mylan Laboratories legal settlement charge recorded in the first quarter 2003, see Note 13.

(in thousands, except per-share amounts)

(8)      SUBSEQUENT EVENT - AGREEMENT TO SELL RUTHERFORD CHEMICALS

         Effective January 1, 2002, the operating units that primarily produce specialty and fine chemicals and animal health and agriculture products were combined under a new business unit, Rutherford Chemicals, Inc. Rutherford Chemicals, Inc. includes CasChem, Inc., Bayonne, New Jersey; Heico Chemicals, Inc., Delaware Water Gap, Pennsylvania; Nepera, Inc., Harriman, New York; Zeeland Chemicals, Inc., Zeeland, Michigan; and Seal Sands Chemicals, Limited, Middlesbrough, United Kingdom. In the fourth quarter 2002, the Company announced that it had engaged a financial advisor to assist the Company in investigating strategic alternatives for the Rutherford Chemicals segment. The financial advisor contacted certain parties regarding the Rutherford Chemicals business. Subsequently, certain parties began due diligence procedures and one party was ultimately provided a period of exclusivity for this due diligence process. As of June 30, 2003 the Company completed its on-going assessment of the status of Rutherford Chemicals and determined, at that date, the Rutherford Segment would remain in the Company's continuing operations. On July 31, 2003 the Company's Board of Directors approved a proposed sale of the Rutherford business to this party. On August 7, 2003, the Company announced that an agreement to sell Rutherford Chemicals for approximately $64 million had been signed with this party. The terms result in a loss on sale of approximately $50 million, including fees associated with the transaction, subject to working capital and other adjustments through the date of closing. This loss has not been tax affected due to the level of domestic earnings, which includes this loss, being insufficient to support realization of such benefit at this time. Although certain contingencies exist which could result in the sale not being consummated, management expects to close the sale within 45 to 65 days of the date of the agreement. As a result of the signing of this agreement, the Rutherford Chemicals Segment will be considered discontinued operations as of the date of the agreement and will be reported as such in the third quarter 2003.

         The following table shows the carrying amount of the assets and liabilities of the segment to be sold as of June 30, 2003 and December 31, 2002:

                                             June 30,     December
                                               2003       31, 2002
                                             --------     --------
Assets:
Accounts receivable, net .................   $ 19,684     $ 21,317
Inventories, net .........................     33,013       35,188
Other current assets .....................        914        1,773
Property, plant and equipment, net .......     63,800       70,557
Intangibles, net .........................      3,488        3,488
Other assets .............................        374          374
                                             --------     --------
                                              121,273      132,697
Liabilities:
Accounts payable and accrued liabilities..     11,604       14,532
                                             --------     --------

Net assets held for sale .................   $109,669     $118,165
                                             ========     ========

         The Company performed an asset impairment assessment of the long-lived assets in the Rutherford Chemical segments as of June 30, 2003. The Company used a probability-weighted undiscounted cash flow model to test for recoverability. This probability assessment was made as of June 30, 2003 and considered all facts and circumstances available at that date, which included the possibility of a sale. The assessment did not result in any impairment loss.

(in thousands, except per-share amounts)

(9)      COMPREHENSIVE INCOME

         Comprehensive Income for the three and six months ended June 30, 2003 was $20,371 and $28,675 respectively. The amounts for the same period in 2002 were $35,617 and $51,532, respectively. The decrease in the second quarter 2003 versus 2002 is due primarily to lower net income and lower foreign currency translation. The decrease in the six months ended June 30, 2003 versus the same period a year ago is due primarily to lower net income and lower net unrealized gains on hedging contracts.

(10)     OTHER INCOME AND EXPENSES, NET

         Other income, net was $235 and $953 for the quarters ending June 30, 2003 and 2002, respectively. The second quarter 2002 included an impairment charge of $2,500 related to a prior investment of $3,089 in an emerging technology company. The company, in which the investment is held, had experienced significant financial difficulties. Valuation information was received in the second quarter 2002 which enabled Cambrex to estimate a decline in the market value of the company. Based upon further information received in the third quarter 2002, Cambrex wrote off the remaining value of the investment. Other income in 2002 also included a favorable arbitration award of $3,760 related to disputes concerning certain Rutherford Chemicals toll manufacturing and licensed product line agreements.

(11)     OTHER REVENUE

         Other revenue consists primarily of gains/losses on foreign currency hedge contracts, foreign exchange transaction gains/losses and freight billings. The increase in Other Revenue in the second quarter 2003 over second quarter 2002 primarily reflects currency gains on foreign currency contracts in 2003 versus currency losses on contracts in 2002. With respect to the foreign currency hedge contracts, the Company enters into such contracts to reduce exposures to market risks resulting from fluctuations in foreign exchange rates. The Company does not enter into financial instruments for trading or speculative purposes.

(12)     SEGMENT INFORMATION

         The Company is reporting four operating segments, Human Health, Biosciences, Rutherford Chemicals and All Other. The Human Health segment includes Active Pharmaceutical Ingredients and Pharmaceutical Intermediates produced under Food and Drug Administration cGMP for use in the production of prescription and over-the-counter drug products, and imaging chemicals used in x-ray media. The Biosciences segment consists of cell culture and endotoxin detection products, electrophoresis and chromatography products and contract biopharmaceutical manufacturing. The Rutherford Chemicals segment consists of Vitamin B-3 used in feed additives, Agricultural Intermediates used in crop protection, Performance Enhancing Chemicals used in photography, pigments, specialty polymers, fuel/oil additives, catalysts, and other specialty additives, Polymer Systems products used in coatings, telecommunications, electronics and engineering plastics and Personal Care ingredients. The All Other segment includes Specialty and Fine Chemicals and Animal and Health Products not manufactured at the Rutherford Chemicals facilities. The Company allocates certain Corporate expenses and interest to each of its subsidiaries. The interest allocation is based on 12% of subsidiary working capital and 9% of net property, plant and equipment. No customer accounts for more than 10% of consolidated revenues.

(in thousands, except per-share amounts)

         Following is a summary of business segment information for the following dates:

                                     Three months ended             Six months ended
                                          June 30,                      June 30,
                                  ------------------------      ------------------------
                                    2003           2002           2003           2002
                                  ---------      ---------      ---------      ---------
Gross Sales:
Human Health ................     $  57,809      $  55,915      $ 113,232      $ 112,135
Biosciences .................        38,488         40,298         82,593         77,493
Rutherford Chemicals ........        33,311         31,884         68,036         65,145
All Other ...................         6,755          6,166         12,422         11,945
                                  ---------      ---------      ---------      ---------
                                  $ 136,363      $ 134,263      $ 276,283      $ 266,718
                                  =========      =========      =========      =========

Gross Profit:
Human Health ................     $  22,727      $  24,582      $  45,996      $  50,428
Biosciences .................        16,614         21,310         38,554         38,958
Rutherford Chemicals ........         3,423          6,290          7,111         11,464
All Other ...................         1,415            858          2,203          1,884
                                  ---------      ---------      ---------      ---------
                                  $  44,179      $  53,040      $  93,864      $ 102,734
                                  =========      =========      =========      =========

Operating Profit*:
Human Health and All Other ..     $  17,070      $  18,674      $  34,138      $  39,668
Biosciences .................         4,122          9,633         13,434         16,048
Rutherford Chemicals ........           199          2,656            897          4,808
Corporate ...................        (8,057)        (7,208)       (29,492)       (13,618)
                                  ---------      ---------      ---------      ---------
Total Operating Profit ......     $  13,334      $  23,755      $  18,977      $  46,906
                                  =========      =========     =========      =========

Reconciliation to Net Income:
Interest Expense, net .......     $   2,689      $   2,852      $   5,023      $   5,779
Other (Income), net .........          (235)          (953)          (114)          (987)
Taxes .......................         2,829          5,683          3,658         10,950
                                  ---------      ---------      ---------      ---------
Net Income ..................     $   8,051      $  16,173      $  10,410      $  31,164
                                  =========      =========      =========      =========

Capital Spending:
Human Health and All Other ..     $   3,469      $   6,945      $   6,797      $  13,230
BioSciences .................         5,287          1,297         11,723          3,143
Rutherford Chemicals ........           902            689          1,882          5,593
Corporate ...................           336             16            575             73
                                  ---------      ---------      ---------      ---------
                                  $   9,994      $   8,947      $  20,977      $  22,039
                                  =========      =========      =========      =========

         *The operating segments include charges for certain corporate allocations reflecting services provided. Unallocated corporate spending is included in "Corporate."

(in thousands, except per-share amounts)

                                     Three months ended             Six months ended
                                          June 30,                      June 30,
                                  ------------------------      ------------------------
                                    2003           2002           2003           2002
                                  ---------      ---------      ---------      ---------
Depreciation:
Human Health and All Other..      $   6,205      $   4,556      $  12,098      $   8,906
BioSciences ................          1,796          1,434          3,526          2,467
Rutherford Chemicals .......          2,637          2,559          5,249          5,104
Corporate ..................            324            477            648            954
                                  ---------      ---------      ---------      ---------
                                  $  10,962      $   9,026      $  21,521      $  17,431
                                  =========      =========      =========      =========

Amortization:
Human Health and All Other..      $       3      $       3      $       6      $       6
BioSciences ................            350            384            738            771
Rutherford Chemicals .......              -              -              -              -
                                  ---------      ---------      ---------      ---------
                                  $     353      $     387      $     744      $     777
                                  =========      =========      =========      =========

                                                  June 30,      December 31,
                                                   2003            2002
                                                 ---------      ------------
Total Assets:
Human Health and All Other.................      $ 328,185      $    308,572
Biosciences................................        366,457           360,713
Rutherford Chemicals.......................        126,588           139,101
Corporate..................................         62,152            59,142
                                                 ---------      ------------
                                                 $ 883,382      $    867,528
                                                 =========      ============

(13)     CONTINGENCIES

         The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. The Company continually assesses all known facts and circumstances as they pertain to all legal and environmental matters and evaluates the need for reserves and/or disclosures as deemed necessary based on these facts and circumstances.

         While it is not possible to predict with certainty the outcome of the litigation and other matters discussed below and various other lawsuits, it is the opinion of management that the ultimate resolution of these proceedings should not have a material adverse effect on the Company's results of operations, cash flows and financial position. These matters, if resolved in an unfavorable manner, could have a material effect on the operating results and cash flows when resolved in a future reporting period.

(in thousands, except per-share amounts)

         Environmental

         In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites ("Superfund sites"). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in other non-current liabilities of $4,731 and $4,542 at June 30, 2003 and December 31, 2002, respectively, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. The increase in the accrual is due to currency fluctuation of $280, partially offset by $91 in payments. These reserve amounts include a $3,000 estimated liability that was included in accounts payable and accrued liabilities at December 31, 2002. Based on currently available information and analysis, the Company's accrual represents management's best estimate of what it believes are the reasonably possible environmental cleanup related costs of a non-capital nature. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

         Litigation

         The Company and its subsidiary Profarmaco S.r.l. (currently known as Cambrex Profarmaco Milano S.r.l.) were named as defendants in a proceeding instituted by the Federal Trade Commission ("FTC") on December 21, 1998, in the United States District Court for the District of Columbia. The complaint alleged that exclusive license agreements which Cambrex Profarmaco Milano S.r.l. entered into with Mylan Laboratories, Inc. ("Mylan") covering the drug master files for (and therefore the right to buy and use) two active pharmaceutical ingredients ("APIs"), lorazepam and clorazepate, were part of an effort on Mylan's part to restrict competition in the supply of lorazepam and clorazepate and to increase the price charged for these products when Mylan sold them as generic pharmaceuticals. The complaint further alleged that the agreements violated the Federal Trade Commission Act, and that Mylan, Cambrex, Cambrex Profarmaco Milano, S.r.l., and Gyma Laboratories of America, Inc., Cambrex Profarmaco Milano S.r.l's distributor in the United States, engaged in an unlawful restraint of trade and conspired to monopolize and attempted to monopolize the markets for the generic pharmaceuticals incorporating the APIs. A lawsuit making similar allegations against the same parties including the Company and Cambrex Profarmaco Milano S.r.l., and seeking injunctive relief and treble damages, was filed by the Attorneys General of 31 states in the United States District Court for the District of Columbia on behalf of those states and persons in those states who were purchasers of the generic pharmaceuticals.

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

(in thousands, except per-share amounts)

         Litigation (continued)

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

         On April 7, 2003, Cambrex reached an agreement with Mylan Laboratories under which Cambrex would contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. In exchange, Cambrex and its operating subsidiary, Cambrex Profarmaco Milano S.r.l., received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. Approximately $4,415 was paid in April 2003 in accordance with the agreement, with the remaining $8,000 to be paid over the next five years. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. As of June 30, 2003, the outstanding balance for this liability was $7,013.

         On May 14, 1998, the Company's Nepera subsidiary, a manufacturer and seller of niacinamide Vitamin B-3, received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. The Company understands that the subpoena was issued as part of the Federal Government's ongoing anti-trust investigation into various business practices in the vitamin industry generally. In the fourth quarter of 1999, the Company reached a settlement with the Government concerning Nepera's alleged role in Vitamin B-3 violations from 1992 to 1995. On October 13, 2000, the Government settlement was finalized with Nepera entering into a voluntary plea agreement with the Department of Justice. Under this agreement, Nepera entered a plea of guilty to one count of price fixing and market allocation of Vitamin B-3 from 1992 to 1995 in violation of section one of the Sherman Act and agreed to pay a fine of $4,000. Under the plea agreement, Nepera was placed on probation for one year, which has ended. The fine was paid in February 2001. Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3.

(in thousands, except per-share amounts)

         Environmental (continued)

         An accrual of $6,000 was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. Based on discussions with various plaintiffs counsel, as well as current estimates of expenditures for legal fees, an additional accrual of $4,400 was established in the fourth quarter of 2001. The Company believed that the current reserves would be sufficient to cover resolution of the remaining related litigation matters. However, during 2002, based on information developed during the year, the Company determined that the remaining litigation matters would be more costly than previously anticipated. Therefore, during 2002, the Company increased reserves by $10,000. The balance of this accrual as of June 30, 2003 was approximately $7,867. This accrual has been recorded in accounts payable and accrued liabilities.

         During February 1999, the Company's Charles City facility (CCC) sold several batches of 5-NIPA, an x-ray contrast media raw material, to Mallinckrodt, Inc. In April 1999, Mallinckrodt verbally notified CCC that some of the 5-NIPA batches appeared to be out of specification. CCC requested that Mallinckrodt cease production and return the product for refund or replacement. CCC's quality control tests indicated that the material met the agreed specification, but CCC was ready to issue a credit to Mallinckrodt upon return of the questionable material. Nevertheless, it appears that Mallinckrodt continued to use the material.

         In August 1999, Mallinckrodt issued CCC a schedule that summarized the total costs allegedly incurred by Mallinckrodt related to the questionable 5-NIPA in the amount of approximately $4.8 million. On July 13, 2000, Mallinckrodt sent CCC a letter claiming that CCC breached its supply agreement by delivering contaminated 5-NIPA to Mallinckrodt and claiming damages for its costs. We responded that, among other things, CCC delivered in-specification material and did not breach the supply agreement. On October 2, 2000, Mallinckrodt filed suit in United States District Court in St. Louis, Missouri alleging, among other things, that CCC breached the Supply Agreement and claiming significant damages. On December 27, 2000, we filed our answer, denying Mallinckrodt's claims.

         Mediation has been held but has been unsuccessful to date; the discovery process has progressed slowly but is now nearly complete. The next mediation session has been scheduled for August 26, 2003, and a September 8, 2003 trial date has been set. Primex, our insurance carrier, has become involved in the matter and will send a representative to the August mediation. The Company continues to evaluate the matter as it proceeds toward mediation and trial. The Company's reserves and available insurance coverage are believed to be adequate to meet any settlement or judgment in the matter.

         Other

         The Company has a $5,000 investment in a privately owned, emerging biotechnology company that has therapeutic products in various stages of clinical trials. The investment is monitored on a continual basis to evaluate whether any changes in value become other than temporary. No impairment has been recognized.

(in thousands, except per-share amounts)

         Other (continued)

         The Company enters into standard indemnification agreements in the ordinary course of business including contract provisions for indemnification protecting its customers and suppliers, etc. against third party liability for manufacture and sale of Company products that fail to meet product specifications and contract provisions for indemnification protecting licensees against intellectual property infringement related to licensed Company technology or processes. Due to the lack of historical obligations related to these items and the existence of associated insurance coverage, the Company has no liabilities recorded for these items as of June 30, 2003.

         As permitted under Delaware law, the Company has agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that covers a portion of any potential exposure. The Company believes the estimated fair value of these indemnification agreements is minimal, and as such, the Company has no liabilities recorded for these agreements as of June 30, 2003.

         The Securities and Exchange Commission is currently conducting an investigation into the Company's previously announced inter-company accounting matter. The investigation began earlier this year after the Company voluntarily disclosed certain discrepancies related to inter-company accounts for the five year period ending December 31, 2001 that resulted in the restatement of the Company's financial statements for those years. To Cambrex's knowledge, the investigation is limited to this inter-company accounting matter, and the Company does not expect further revisions to its historical financial statements relating to these discrepancies. The Company is fully cooperating with the SEC.

                      CAMBREX CORPORATION AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                    (in thousands, except per-share amounts)

RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER 2003 VERSUS SECOND QUARTER 2002

The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended June 30, 2003 and 2002.

                                     Quarter Ended June 30,
                          -----------------------------------------
                                  2003                   2002
                          ------------------     ------------------
                              $          %           $          %
                          --------     -----     --------     -----
Human Health .........    $ 57,809      42.4%    $ 55,915      41.6%
Biosciences ..........      38,488      28.2       40,298      30.0
Rutherford Chemicals..      33,311      24.4       31,884      23.8
All Other ............       6,755       5.0        6,166       4.6
                          --------     -----     --------     -----
    Total gross sales     $136,363     100.0%    $134,263     100.0%
                          ========     =====     ========     =====

The following table shows the gross sales and gross profit of the Company's four product segments for the second quarter 2003 and 2002.

                            Gross        Gross        Gross
                            Sales       Profit $     Profit %
                           --------     --------     --------
2003
Human Health .........     $ 57,809     $ 22,727         39.3%
Biosciences ..........       38,488       16,614         43.2
Rutherford Chemicals..       33,311        3,423         10.3
All Other ............        6,755        1,415         20.9
                           --------     --------
    Total ............     $136,363     $ 44,179         32.4%
                           ========     ========

                            Gross        Gross        Gross
                            Sales       Profit $     Profit %
                           --------     --------     --------
2002
Human Health .........     $ 55,915     $ 24,582         44.0%
Biosciences ..........       40,298       21,310         52.9
Rutherford Chemicals..       31,884        6,290         19.7
All Other ............        6,166          858         13.9
                           --------     --------
    Total ............     $134,263     $ 53,040         39.5%
                           ========     ========

Gross sales in the second quarter 2003 increased 1.6% to $136,363 from $134,263 in the second quarter 2002. Increased sales in the Human Health, Rutherford Chemicals and All Other segments were partly offset by lower sales in the Biosciences segment. Gross sales were favorably impacted 6.7% due to exchange rates reflecting a weaker U.S. dollar in the second quarter of 2003 versus the second quarter 2002.

The Human Health Segment gross sales of $57,809 were $1,894 or 3.4% above the second quarter 2002. Human Health sales were favorably impacted 11.2% due to exchange rates reflecting a weaker U.S. dollar in the first quarter 2003 vs. 2002. Excluding the currency impact, the decline results from lower sales of generic amphetamines which were introduced in 2002 for use in treatment of attention deficit disorder, reflecting qualification batches needed in 2002 and a slower than expected market introduction; lower shipments of cardiovascular API's due primarily to the loss of a U.S. customer, timing of shipments and lower prices in Europe; lower central nervous system API's due to timing of shipments and pricing pressures; and reduced pricing and market share of certain x-ray products. Partly offsetting these decreases were higher sales of gastrointestinal active pharmaceutical ingredients primarily reflecting higher U.S. demand in support of a new dosage formulation for a major customer, increased new pharmaceutical product introductions to support customer clinical activities and higher sales of an antihistamine intermediate product delayed in 2002 due to customer supply issues. In addition, a shipment of an anti-infective was made during the quarter, which did not occur last year due to timing of customer demand.

The Biosciences Segment gross sales of $38,488 were $1,810 or 4.5% lower than second quarter 2002. The Biosciences segment sales were favorably impacted 4.6% due to exchange rates reflecting a weaker U.S. dollar in the first quarter 2003 vs. 2002. The sales decrease primarily reflects reduced plant utilization in our facilities providing contract manufacturing services driven by the previously announced loss of a biopharmaceutical customer whose product failed to receive FDA approval, and changes in terms of an existing contract. These decreases were partly offset by increased media, serum and human cell therapy product sales reflecting higher pricing and demand, and other cell culture products due to increased demand from existing customers and addition of new customers reflecting the continued improvement in product supply and quality.

Rutherford Chemicals Segment gross sales of $33,311 in the second quarter 2003 increased $1,427 or 4.5% versus the second quarter 2002. Rutherford Chemicals sales in the quarter were favorably impacted 1.8% due to foreign currency. The increase reflects higher engineering plastic polymer sales due to increased demand, higher feed additives due to increased pricing and product availability, and higher personal care products due to higher demand overseas. These increases were partly offset by reduced agricultural intermediate sales due to timing of campaigns and lower photographic demand versus last year.

The All Other Segment gross sales of $6,755 were up $589 or 9.6% from the second quarter 2002 reflecting higher crop protection sales due to the successful introduction of new higher capacity production equipment and higher animal feed additive sales due primarily to timing of customer demand.

Export sales from U.S. businesses of $14,790 in the second quarter 2003 increased 21.6% from the second quarter 2002. International sales from our European operations totaled $65,757 for the second quarter 2003 as compared with $59,161 in 2002, an increase of 11.1%. The $136,363 of sales in the second quarter of 2003 consisted of $70,018, $56,630, $6,895 and $2,820 to North
America, Europe, Asia and the rest of the world, respectively. The $134,263 of sales in the second quarter of 2002 consisted of $79,280, $45,578, $6,292 and $3,113 to North America, Europe, Asia and the rest of the world, respectively.

Gross profit in the second quarter of 2003 was $44,179 compared to $53,040 in 2002. Gross margin decreased to 32.4% from 39.5% in the second quarter of 2002. The 2002 gross margins include a $1,776 favorable impact of an insurance settlement within the Rutherford Chemicals business, which increased the 2002 gross margin by 1.3 percentage points. This settlement is recorded within Cost of goods sold. The reduced results reflect lower margins in the Biosciences, Human Health and Rutherford Chemicals segments, partly offset by higher margins in the All Other segment. The Biosciences segment margin decline primarily reflects the lower plant utilization in the contract manufacturing sites, the change in terms which reduced the price on an existing contract and additional reserves established for certain outstanding customer accounts receivables, partly offset by the favorable impact of cost reduction activities, increased pricing in the cells and media product lines and favorable foreign currency effects. Human Health segment margins decreased due to unfavorable product mix and lower production volumes overseas, and continuing pricing pressures on generic products partly offset by the favorable effects of hedge contract gains and favorable translation. The hedge gains are reflected in Other Revenue. Rutherford Chemicals margins decreased due to the favorable insurance settlement included in the 2002 results, unfavorable product mix particularly in the Pyridine market, and higher raw material costs. The All Other segment margins increased primarily due to production efficiencies from higher volumes.

Selling, general and administrative expenses as a percentage of gross sales were 18.9% in the second quarter 2003, compared to 18.3% in the second quarter 2002. This increase reflects higher sales and marketing costs due to the impact of foreign currency exchange and investments in the Biosciences sales force. Administrative costs were flat due to cost saving initiatives and lower management incentives which were offset by higher pension expenses, regulatory compliance costs associated with the Sarbanes-Oxley Act and unfavorable foreign currency impact.

Research and development expenses of $5,014 were 3.7% of gross sales in the second quarter 2003, compared to $4,692 or 3.5% of gross sales in 2002. The increase primarily reflects spending on development of a new endotoxin detection product and foreign currency exchange.

The operating profit in the second quarter 2003 was $13,334 compared to $23,755 in 2002. The results reflect the reduced gross margins and higher operating expenses. In addition, the 2002 results include a $1,776 favorable insurance settlement within the Rutherford Chemicals business.

Net interest expense of $2,689 in the second quarter 2003 decreased $163 from 2002 primarily reflecting lower average debt balances and interest rates. The average interest rate was 4.10% in the second quarter 2003 versus 4.36% in 2002.

The effective tax rate for the second quarter 2003 and 2002 was 26.0%.

The net income in the second quarter of 2003 was $8,051, or $0.31 per diluted share versus $16,173, or $0.61 per diluted share in the same period a year ago.

COMPARISON OF SIX MONTHS 2003 VERSUS SIX MONTHS 2002

The following tables show the gross sales of the Company's four segments, in dollars and as a percentage of the Company's total gross sales for the first half 2003 and 2002.

                                   Six Months Ended June 30
                          -----------------------------------------
                                  2003                   2002
                          ------------------     ------------------
                              $          %           $          %
                          --------     -----     --------     -----
Human Health .........    $113,232      41.0%    $112,135      42.0%
Biosciences ..........      82,593      29.9       77,493      29.1
Rutherford Chemicals..      68,036      24.6       65,145      24.4
All Other ............      12,422       4.5       11,945       4.5
                          --------     -----     --------     -----
    Total gross sales     $276,283     100.0%    $266,718     100.0%
                          ========     =====     ========     =====

The following table shows gross sales and gross profit of the Company's four segments for the first half 2003 and 2002.

                            Gross        Gross        Gross
                            Sales       Profit $     Profit %
                           --------     --------     --------
2003
Human Health .........     $113,232     $ 45,996         40.6%
Biosciences ..........       82,593       38,554         46.7
Rutherford Chemicals..       68,036        7,111         10.5
All Other ............       12,422        2,203         17.7
                           --------     --------
      Total ..........     $276,283     $ 93,864         34.0%
                           ========     ========

                            Gross        Gross        Gross
                            Sales       Profit $     Profit %
                           --------     --------     --------
2002
Human Health .........     $112,135     $ 50,428         45.0%
Biosciences ..........       77,493       38,958         50.3
Rutherford Chemicals..       65,145       11,464         17.6
All Other ............       11,945        1,884         15.8
                           --------     --------
      Total ..........     $266,718     $102,734         38.5%
                           ========     ========

Gross sales for the first six months of 2003 increased 3.6% to $276,283 from $266,718 in the first six months of 2002. Sales in all four segments increased compared to 2002. Gross sales were favorably impacted 6.3% due to exchange rates reflecting a weaker U.S. dollar in the first six months of 2003 versus the same period in 2002.

The Human Health Segment gross sales for the first six months of $113,232 were $1,097 or 1.0% above the first six months 2002. Human Health sales were favorably impacted 10.7% due to exchange rates reflecting a weaker U.S. dollar in the first six months 2003 versus 2002. Excluding the currency impact, the decrease results from lower sales of central nervous system API's due to lower worldwide demand and pricing pressures; lower shipments of cardiovascular API's due primarily to the loss of a U.S. customer, timing of shipments and lower prices in Europe; lower sales of generic amphetamines which were introduced in 2002 for use in treatment of attention deficit disorder, reflecting qualification batches needed in 2002 and a slower than expected market introduction. Partly offsetting these decreases were higher sales of gastrointestinal API's primarily reflecting higher U.S. demand in support of a new dosage formulation for a major customer and increased new pharmaceutical product introductions to support customer clinical activities.

The Biosciences Segment gross sales for the first six months of $82,593 were $5,100 or 6.6% higher than the first six months 2002. The Biosciences segment sales were favorably impacted 4.2% due to exchange rates reflecting a weaker U.S. dollar in the first six months 2003 versus 2002. The sales increase primarily reflects higher sales of media, serum and human cell therapy products reflecting higher pricing and demand, higher sales of other cell culture products due to increased demand reflecting the continued improvement in product supply and quality versus the competition and increased sales of endotoxin detection products reflecting the introduction of FDA compliant software in July 2002. These increases were partly offset by the divestiture of the In Vitro Diagnostics business in early 2002.

Rutherford Chemicals Segment gross sales of $68,036 in the first six months 2003 increased $2,891 or 4.4% versus the first six months 2002. Rutherford Chemicals sales in the first six months were favorably impacted 1.7% due to foreign currency. The increase reflects higher personal care products sales due to increased demand overseas, higher feed additives due to increased pricing and product availability, and higher engineering plastic polymer sales due to increased demand. These increases were partly offset by reduced agricultural intermediate sales due to timing of campaigns.

The All Other Segment gross sales of $12,422 were up $477 or 4.0% from the first six months 2002 reflecting higher crop protection sales due to the successful introduction of new higher capacity production equipment partially offset by lower animal feed additives due primarily to timing of customer demand.

Export sales from U.S. businesses of $28,679 in the first six months of 2003 increased 17.0% from the first six months of 2002. International sales from our European operations totaled $130,994 for the first six months of 2003 as compared with $119,095 in 2002, an increase of 10.0%. The $276,283 of sales in the first six months of 2003 consisted of $145,884, $111,233, $13,545 and $5,621 to North America, Europe, Asia and the rest of the world, respectively. The $266,718 of sales in the first six months of 2002 consisted of $156,814, $92,419, $11,694 and $5,791 to North America, Europe, Asia and the rest of the world, respectively.

Gross profit for the first six months of 2003 was $93,864 compared to $102,734 in 2002. Gross margin decreased to 34.0% from 38.5% in the first six months of 2002. The 2002 gross margins include a $1,776 favorable impact of an insurance settlement within the Rutherford Chemicals business, which increased the 2002 gross margin by 0.6 percentage points. This settlement is recorded within Cost of goods sold. The results reflect lower margins in the Human Health, Bioscience and Rutherford Chemicals segments, partly offset by higher margins in the All Other segment. Human Health segment margins decreased due to lower production volumes and unfavorable product mix overseas, and pricing pressures on generic products partly offset by the favorable effects of hedge contract gains and favorable translation due to the weak U.S. dollar. The hedge gains are reflected in Other revenue. The bioscience segment margin decline primarily reflects change in terms which reduced the price on an existing contract and additional reserves established for certain outstanding customer accounts receivables, partly offset by increased pricing in the cells and media product lines and favorable foreign currency effects. Rutherford Chemicals margins decreased due to the favorable insurance settlement included in the 2002 results, unfavorable product mix particularly in the Pyridine market, and higher raw material costs. The All Other segment margins increased primarily due to production efficiencies from higher volumes.

Selling, general and administrative expenses of $53,889 or 19.5% of gross sales in the first six months 2003 increased from $47,201 or 17.7% in the same period a year ago. Higher administration costs reflect higher pension expenses, the costs incurred in the first six months 2003 for the internal investigation into the restatement of results disclosed in the fourth quarter 2002, regulatory compliance costs associated with the Sarbanes-Oxley Act and the impact of currency translation due to the weaker U.S. dollar. Sales and marketing expenses increased primarily due to the impact of foreign currency exchange and an investment in the Biosciences sales force.

Research and development expenses of $9,656 were 3.5% of gross sales in the first six months 2003, compared to $8,627 or 3.2% of gross sales in 2002. The increase primarily reflects spending on development of a new endotoxin detection product and foreign currency exchange.

The six months 2003 results include a pre-tax provision of $11,342 (discounted to the present value of the five year pay-out) related to an agreement reached with Mylan Laboratories under which Cambrex will contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. Of this amount, $4,415 has been paid to date with the balance due in equal installments over a five-year period. In exchange, Cambrex received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by the purchasers, as well as potential future claims related to this matter.

The operating profit in the first six months of 2003 was $18,977 compared to $46,906 in 2002. The results reflect the $11,342 pretax charge for the Mylan settlement discussed above, reduced gross margins in the Human Health and Rutherford segments and higher operating expenses. In addition, the 2002 results include a $1,776 favorable insurance settlement within the Rutherford Chemicals business.

Net interest expense of $5,023 in the first six months 2003 decreased $756 from 2002 primarily reflecting lower average debt balances and interest rates. The average interest rate was 4.02% in the second quarter 2003 versus 4.24% in 2002.

The effective tax rate for the first six months 2003 and 2002 was 26.0%.

The net income in the first six months of 2003 was $10,410, or $0.40 per diluted share versus $31,164, or $1.17 per diluted share in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2003, the Company generated cash flows from operations totaling $45,312 a decrease of $1,666 versus the same period a year ago. This decrease in cash flows is due primarily to lower net income partially offset by lower trade receivables due to better collections, and lower inventories due to better inventory management.

Capital expenditures were $20,977 in the six months of 2003 as compared to $22,039 in 2002. Part of the funds in 2003 were used for a facility expansion at a Biopharmaceutical manufacturing plant in Baltimore, Maryland, expansion of endotoxin detection and cell therapy manufacturing capabilities at a Bioscience facility in Walkersville, Maryland as well as new small scale production equipment for generic pharmaceuticals at the Charles City, Iowa facility. Included in cash flows from investing activities is insurance proceeds of $3,785 to reimburse the Company for fire related damage to a Rutherford facility.

Cash flows used in financing activities of $22,786 include net repayment of debt of $18,895, purchase of treasury stock of $2,420 and payment of dividends of $1,563.

During June 2003, the Company borrowed $75,000 in a private offering. The debt consists of 7 year guaranteed senior Notes due in June 2010 and interest payments are due semi-annually at a rate of 5.31%. The Notes rank equal with the Company's other senior indebtedness. The funds were used primarily to pay down existing bank debt.

During the first six months of 2003 and 2002, the Company paid cash dividends of $0.06 per share.

Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements.

As discussed in Note 8 to the accompanying financial statements, the Company announced in the fourth quarter 2002 that it had engaged a financial advisor to assist the Company in investigating strategic alternatives for the Rutherford Chemicals segment. The financial advisor contacted certain parties regarding the Rutherford Chemicals business. Subsequently, certain parties began due diligence procedures and one party was ultimately provided a period of exclusivity for this due diligence process. As of June 30, 2003, the Company completed its on-going assessment of the status of Rutherford Chemicals and determined, at that date, the Rutherford Segment would remain in the Company's continuing operations. On July 31, 2003 the Company's Board of Directors approved a proposed sale of the Rutherford business to this party. On August 7, 2003, the Company announced that an agreement to sell Rutherford Chemicals for approximately $64 million had been signed with this party. The terms result in a loss on sale of approximately $50 million, including fees associated with the transaction, subject to working capital and other adjustments through the date of the closing. This loss has not been tax affected due to the level of domestic earnings, which includes this loss, being insufficient to support realization of such benefit at this time. Although certain contingencies exist which could result in the sale not being consummated, management expects to close the sale within 45 to 65 days from the date of the agreement. As a result of the signing of this agreement, the Rutherford Chemicals Segment will be considered discontinued operations as of the date of the agreement and will be reported as such in the third quarter 2003.

In the second half of 2003, the Company will record a $3.5 million non-cash net write down of certain deferred tax assets that were deemed unrealizable due to the domestic net operating loss generated by the Rutherford sale.

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

ITEM 4.  CONTROLS AND PROCEDURES

         a) Evaluation of disclosure controls and procedures. The Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         b) Changes in internal controls. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls over financial reporting during the period covered by this quarterly report. As disclosed in Note 2 in the Company's 2002 Form 10-K, the Company restated its results for prior periods due to certain discrepancies in the inter-company accounts. Effective December 31, 2002, the Company has implemented a revised policy and procedure with respect to inter-company transactions and accounts to ensure monthly reconciliations are performed.

                           PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF SECURITIES HOLDERS.

         Refer to Form 10Q for quarterly period ended March 31, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  Exhibit 31.1 - CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2 - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1 - CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.2 - CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b)       Reports on Form 8-K

                  Report on Form 8-K filed on April 4, 2003 regarding a reduction in the Company's 2003 earnings forecast and a settlement and indemnity agreement with Mylan Laboratories.

                  Report on Form 8-K filed on April 25, 2003 regarding the first quarter 2003 earnings release issued by Cambrex Corporation dated April 24, 2003.

                  Report on Form 8-K filed on July 25, 2003 regarding the Second quarter 2003 earnings release issued by Cambrex Corporation dated July 24, 2003.

                  Report on Form 8-K filed on August 8, 2003 regarding the press release announcing that Cambrex Corporation has entered into an agreement to sell its Rutherford Chemicals business issued by Cambrex Corporation dated August 7, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CAMBREX CORPORATION

                                          By /s/ Luke M.Beshar
                                             -----------------------------------
                                             Luke M.Beshar
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (On behalf of the Registrant and
                                             as the Registrant's Principal
                                             Financial Officer)

Date: August 13, 2003