Form 10-Q
period 2003-09-30
CAMBREX CORP
filed 2003-11-12
CIK 820081

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

                for the quarterly period ended September 30, 2003

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from______ to________
                         Commission file number 1-10638

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

                                 Yes [X] No [ ]

         As of October 31, 2003, there were 25,793,317 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                    For The Quarter Ended September 30, 2003
                                Table of Contents

                                                                                                     Page No.
                                                                                                     --------
Part I   Financial information

          Item 1.   Financial Statements (Unaudited)

                    Condensed consolidated balance sheets as of September 30, 2003
                    and December 31, 2002                                                                  2

                    Condensed consolidated income statements for the three months and nine months
                    ended September 30, 2003 and 2002                                                      3

                    Condensed consolidated statements of cash flows for the nine months ended
                    September 30, 2003 and 2002                                                            4

                    Notes to condensed consolidated financial statements                              5 - 22

         Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                    of Operations                                                                    23 - 30

         Item 4.    Controls and Procedures                                                               31

Part II  Other information

         Item 4.    Matters Submitted to a Vote of Securities Holders                                     32

         Item 6.    Exhibits and Reports on Form 8-K                                                      32

Signatures                                                                                           33 - 39

                         PART 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                            September 30,        December 31,
                                                                2003                 2002
                                                            -------------        ------------
ASSETS
Current assets:
   Cash and cash equivalents .........................      $      41,835        $     33,296
   Trade receivables, net ............................             54,681              58,132
   Inventories, net ..................................             76,348              74,430
   Deferred tax assets ...............................             21,433              35,612
   Assets held for sale - short-term (Note 10) .......             65,558              57,838
   Prepaid expenses and other current assets .........             25,790              16,450
                                                            -------------        ------------
       Total current assets ..........................            285,645             275,758

Property, plant and equipment, net ...................            256,221             239,944
Goodwill .............................................            217,828             214,354
Other intangible assets, net .........................             51,031              49,910
Assets held for sale - long-term (Note 10) ...........                  -              74,419
Other assets .........................................             12,915              13,143
                                                            -------------        ------------

       Total assets ..................................      $     823,640        $    867,528
                                                            =============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities ..........      $      71,711        $     74,486
   Liabilities held for sale (Note 10) ...............              9,905              14,532
   Short-term debt and current portion of
       Long-term debt ................................              2,299               2,364
                                                            -------------        ------------
Total current liabilities ............................             83,915              91,382

Long-term debt .......................................            253,686             267,434
Deferred tax liabilities .............................             52,984              52,630
Other non-current liabilities ........................             52,599              43,400
                                                            -------------        ------------

       Total liabilities .............................            443,184             454,846
                                                            -------------        ------------

Stockholders' equity:
   Common stock, $.10 par value; issued 28,359,564 and
       28,323,059 shares at respective dates .........              2,836               2,832
   Additional paid-in capital ........................            203,387             201,883
   Retained earnings .................................            209,422             265,774
   Treasury stock, at cost 2,637,247 and 2,494,803
      shares at respective dates .....................            (22,201)            (19,841)
   Accumulated other comprehensive loss ..............            (12,988)            (37,966)
                                                            -------------        ------------

       Total stockholders' equity ....................            380,456             412,682
                                                            -------------        ------------

       Total liabilities and stockholders' equity ....      $     823,640        $    867,528
                                                            =============        ============

See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                              Three months ended          Nine months ended
                                                                 September 30,               September 30,
                                                            -----------------------     -----------------------
                                                              2003          2002          2003          2002
                                                            ---------     ---------     ---------     ---------
Gross sales .........................................       $  95,179     $  92,332     $ 303,526     $ 294,655
   Commissions & allowances .........................             691         1,224         2,891         2,926
                                                            ---------     ---------     ---------     ---------
Net sales ...........................................          94,488        91,108       300,635       291,729
   Other revenues ...................................           1,891         3,083         6,899         5,097
                                                            ---------     ---------     ---------     ---------

NET REVENUES ........................................          96,379        94,191       307,534       296,826

Cost of goods sold ..................................          58,747        49,542       183,170       161,393
                                                            ---------     ---------     ---------     ---------

GROSS PROFIT ........................................          37,632        44,649       124,364       135,433

Operating expenses:
   Selling, general and
      administrative expenses .......................          23,592        22,510        72,936        64,594
   Research and development expenses ................           4,061         3,891        12,576        11,672
   Restructuring and other charges ..................               -         2,113             -         2,538
   Legal settlement (Note 15) .......................               -             -        11,342             -
                                                            ---------     ---------     ---------     ---------
     Total operating expenses .......................          27,653        28,514        96,854        78,804

OPERATING PROFIT ....................................           9,979        16,135        27,510        56,629

Other (income) expenses:
   Interest expense, net ............................           3,251         2,877         8,301         8,673
   Other (income), expense net ......................             (80)          865          (207)        3,453
                                                            ---------     ---------     ---------     ---------

Income from continuing operations
   before income taxes ..............................           6,808        12,393        19,416        44,503

   Provision for income taxes .......................          14,742         3,110        18,274        11,170
                                                            ---------     ---------     ---------     ---------

(LOSS)/INCOME FROM CONTINUING OPERATIONS ............       $  (7,934)    $   9,283     $   1,142     $  33,333

DISCONTINUED OPERATIONS (NOTE 10)

Loss from discontinued operations before income taxes         (56,777)      (10,480)      (55,316)         (478)

Income tax benefit ..................................            (264)       (3,294)         (138)         (405)
                                                            ---------     ---------     ---------     ---------

Loss on discontinued operations .....................         (56,513)       (7,186)      (55,178)          (73)
                                                            ---------     ---------     ---------     ---------

Net (loss)/income ...................................       $ (64,447)    $   2,097     $ (54,036)    $  33,260
                                                            =========     =========     =========     =========

Basic (loss)/earnings per share:
   (Loss)/income from continuing operations .........           (0.31)         0.36          0.04          1.28
   (Loss)/income from discontinued operations .......           (2.20)        (0.28)        (2.14)            -
                                                            ---------     ---------     ---------     ---------
   Net (loss)/income ................................           (2.51)         0.08         (2.10)         1.28

Diluted (loss)/earnings per share:
   (Loss)/income from continuing operations .........           (0.31)         0.35          0.04          1.25
   (Loss)/income from discontinued operations .......           (2.20)        (0.27)        (2.12)            -
                                                            ---------     ---------     ---------     ---------
   Net (loss) income ................................           (2.51)         0.08         (2.08)         1.25

Weighted average shares outstanding:
   Basic ............................................          25,721        26,012        25,769        25,967
   Effect of dilutive stock options .................               -           711           263           698
                                                            ---------     ---------     ---------     ---------
   Diluted ..........................................          25,721        26,723        26,032        26,665

Cash dividends paid per share .......................       $    0.03     $    0.03     $    0.09     $    0.09
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                        Nine months ended
                                                                           September 30,
                                                                   -----------------------------
                                                                     2003                2002
                                                                   ---------           ---------
Cash flows from operating activities:
   Net (loss) income ....................................          $ (54,036)          $  33,260

   Depreciation and amortization ........................             26,216              22,410
   Asset impairments and other charges ..................                  -               2,538
   Investment impairment ................................                  -               3,089
   Deferred income tax provision ........................             14,543                (809)
   Changes in assets and liabilities:
       Mylan settlement, net of cash payments ...........              7,013                   -
       Vitamin B-3 provision, net of cash payments ......             (4,890)              2,478
       Receivables, net .................................              6,525               6,118
       Inventories ......................................              2,814              (2,257)
       Prepaid expenses and other current assets ........             (1,553)             (6,411)
       Accounts payable and accrued liabilities .........               (377)               (145)
       Income taxes payable .............................             (8,923)             (1,767)
       Other non-current assets and liabilities .........              3,046                 870
       Discontinued operations:
         Non-cash charges and changes in operating assets
             and liabilities ............................              7,115              14,529
         Write-down of assets held for sale based on
             expected selling price (Note 10) ...........             55,000                   -
         Asset impairments and other charges ............                  -               6,887
                                                                   ---------           ---------
       Net cash provided by operating activities ........             52,493              80,790
                                                                   ---------           ---------

Cash flows from investing activities:
   Capital expenditures .................................            (27,251)            (27,797)
   Other investing activities ...........................             (2,249)                586
   Discontinued operations - cash flows from
      investing activities ..............................                720              (7,262)
                                                                   ---------           ---------
   Net cash used in investing activities ................            (28,780)            (34,473)
                                                                   ---------           ---------

Cash flows from financing activities:
   Dividends ............................................             (2,316)             (2,336)
   Net increase (decrease) in short-term debt ...........                824              (2,658)
   Long-term debt activity (including current portion):
       Borrowings .......................................            284,861              34,700
       Repayments .......................................           (299,693)            (49,836)
   Proceeds from stock options exercised ................                117               8,499
   Purchase of treasury stock ...........................             (2,420)             (2,267)
                                                                   ---------           ---------
       Net cash used in financing activities ............            (18,627)            (13,898)
                                                                   ---------           ---------

Effect of exchange rate changes on cash .................              3,453               2,739
                                                                   ---------           ---------

Net increase in cash and cash equivalents ...............              8,539              35,158
                                                                   ---------           ---------

Cash and cash equivalents at beginning of period ........             33,296              23,696
                                                                   ---------           ---------

Cash and cash equivalents at end of period ..............          $  41,835           $  58,854
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

         The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

         In the third quarter 2003, the Company announced that an agreement to sell the Rutherford Chemicals business had been signed and on November 10, 2003 the transaction was completed. As a result the business is being reported as a discontinued operation for all periods presented.

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

(in thousands, except per-share amounts)

(2)      IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         Accounting for Costs Associated with Exit or Disposal Activities

         In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3, and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Any charges associated with future restructuring programs will be recorded in accordance with SFAS 146. This will affect the timing of the recognition of restructuring expenses as compared to EITF 94-3.

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

         Amendment of Statement 133 on Derivative Instruments and Hedging Activities

         On April 30, 2003 the Financial Accounting Standards Board issued SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amends SFAS 133. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, it also clarifies when a derivative contains a financing component and amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45. This statement is effective for contracts entered into or modified after June 30, 2003, except for those provisions of this Statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003. Adoption of SFAS 149 did not have any effect on the Company's consolidated financial position or results of operations.

(in thousands, except per-share amounts)

(2)      IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. This statement requires that mandatory redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares be classified as liabilities. SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Statement did not have any effect on the Company's results.

         Guarantor's Accounting and Disclosure Requirements for Guarantees

         In November 2002, FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The required disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial position or results of operations.

         Consolidation of Variable Interest Entities

         In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company in its fourth quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The Company has reviewed FIN 46 and determined its impact will not have any material accounting or disclosure requirement under the provisions of the interpretation.

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

(in thousands, except per-share amounts)

(3)      STOCK BASED COMPENSATION

         At September 30, 2003, the Company has nine active stock-based employee compensation plans in effect. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      Three Months Ended         Nine Months Ended
                                                         September 30,             September 30,
                                                       2003         2002         2003         2002
                                                     --------     --------     --------     --------
Net (loss)/income, as reported....................   $(64,447)    $  2,097     $(54,036)    $ 33,260
Deduct:  stock-based compensation
  expenses determined using fair value
  method, net of tax effects......................     (1,897)        (474)      (3,626)      (1,189)
                                                     --------     --------     --------     --------

Proforma net (loss)/income........................   $(66,344)    $  1,623     $(57,662)    $ 32,071

(Loss)/earnings per share:
  Basic - as reported.............................   $  (2.51)    $   0.08     $  (2.10)    $   1.28
  Basic - proforma................................   $  (2.58)    $   0.06     $  (2.24)    $   1.24
  Diluted - as reported...........................   $  (2.51)    $   0.08     $  (2.08)    $   1.25
  Diluted - proforma..............................   $  (2.58)    $   0.06     $  (2.22)    $   1.20

         The pro-forma stock-based employee compensation expense, net of tax, for continuing operations of $1,684 and $413 for the quarters ended September 30, 2003 and 2002, respectively, and for discontinued operations of $213 and $61, respectively was calculated based on the fair value of each option primarily using the Black-Scholes option-pricing model for non-performance options and a path dependent model for performance options, with the following assumptions for 2003 and 2002, respectively: (i) average dividend yield of 0.46% and 0.29% (ii) expected volatility of 45.69% and 35.56%, (iii) risk-free interest rate of 3.48% and 3.13% to 3.97% and (iv) expected life of 6-7 years.

         The pro-forma stock-based employee compensation expense, net of tax, for continuing operations of $3,382 and $1,046 for the nine months ended September 30, 2003 and 2002, respectively, and for discontinued operations of $244 and $143, respectively was calculated based on the fair value of each option primarily using the Black-Scholes option-pricing model for non-performance options and a path dependent model for performance options, with the following assumptions for 2003 and 2002, respectively: (i) average dividend yield of 0.46% and 0.29% (ii) expected volatility of 41.21% and 34.60%, (iii) risk-free interest rate ranging from 2.75% to 3.81% and 3.13% to 4.97% and (iv) expected life of 6-7 years.

(in thousands, except per-share amounts)

         In May 2003, the Chief Executive Officer was granted 150,000 incentive stock appreciation rights. These rights vest upon the employee's retirement and if Cambrex stock trades at an average price of $25 or higher for 20 consecutive days prior to his retirement. If the rights vest, the employee is entitled to a cash settlement or the equivalent value of Cambrex stock representing the difference in value between the closing price of Cambrex stock on the day of the grant, which was $19.30, and the closing price of Cambrex stock on the day the rights are exercised. These rights terminate one year after the employee's retirement. Since the vesting of these stock appreciation rights are contingent on the future performance of Cambrex stock, no expense has been recorded as of September 30, 2003. Once the rights vest, this arrangement will be marked to market and expensed over the remaining estimated future service period.

(4)      EARNINGS PER SHARE

         In the three months ended September 30, 2003, 278,000 stock options were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

(5)      GOODWILL AND INTANGIBLE ASSETS

         The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" in the first quarter of fiscal 2002. The Company has established reporting units based on its current segment structure for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company evaluates goodwill and other intangible assets at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable based on the estimated future cash flows.

         The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are as follows:

                                                                 Human
                                                 Biosciences    Health
                                                   Segment      Segment      Total
                                                 -----------    -------    ---------
Balance as of January 1, 2003...........         $   177,646    $36,708    $ 214,354
Purchase Accounting Adjustments
   for Contingent Payments..............                 188          -          188
Translation Effect.........                              538      2,748        3,286
                                                 -----------    -------    ---------
Balance as of September 30, 2003........         $   178,372    $39,456    $ 217,828
                                                 ===========    =======    =========

         Other intangible assets that are not subject to amortization, consist of the following:

                                                     As of           As of
                                                 September 30,    December 31,
                                                      2003            2002
                                                 -------------    ------------
Proprietary Process........................      $       1,675    $      1,675
Trademarks.................................             33,898          33,898
                                                 -------------    ------------
   Total                                         $      35,573    $     35,573
                                                 =============    ============

(in thousands, except per-share amounts)

         Other intangible assets, which will continue to be amortized, consist of the following:

                                           As of          As of
                                        September 30     December
                                            2003         31, 2002
                                           Gross          Gross
                                          Carrying       Carrying
                                           Amount         Amount
                                        ------------     --------
Patents............................     $      2,874     $  2,589
Proprietary Process................            5,841        5,841
Supply Agreements..................            2,110        2,100
Trademarks.........................              785          785
Unpatented Technology..............            5,438        5,490
Other..............................            3,274        1,235
                                        ------------     --------
   Total                                      20,322       18,040
Accumulated Amortization...........           (4,864)      (3,703)
                                        ------------     --------
Net                                     $     15,458     $ 14,337
                                        ============     ========

         Amortization expense for the quarter and nine months ended September 30, 2003 was $399 and $1,143, respectively. Amortization expense for the quarter and nine months ended September 30, 2002 was $380 and $1,157.

         The expected amortization expense related to intangible assets in the future is as follows:

For the year ended December 31, 2003...........................    $ 1,629
For the year ended December 31, 2004...........................    $ 1,591
For the year ended December 31, 2005...........................    $ 1,566
For the year ended December 31, 2006...........................    $ 1,556
For the year ended December 31, 2007...........................    $ 1,545

(6)      INCOME TAXES

         The Company's domestic net deferred tax assets at September 30, 2003 were primarily associated with net operating loss carryforwards, foreign tax credits, research and experimentation tax credits and alternative minimum tax credits, which are evaluated quarterly to assess the likelihood of realization. The realization of these assets is ultimately dependent upon generating future domestic taxable income or implementing tax planning strategies prior to expiration of those assets. After considering the losses generated by the sale of Rutherford Chemicals and recent shifts in the geographic mix of income among taxing jurisdictions, the Company determined that a valuation allowance was necessary for all net domestic deferred tax assets, which totaled $16,700. Of this $16,700 valuation allowance, $13,600 represents amounts recorded in the third quarter, of which $12,800 is for continuing operations and $800 is for discontinued operations. The Company has also recorded $3,100 in valuation allowance for the nine months ended September 30, 2003 related to foreign tax credits previously identified as being unlikely to be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 5 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

(in thousands, except per-share amounts)

         Within Discontinued Operations, the Company has also recorded a full valuation allowance against the domestic loss generated by the sale of Rutherford Chemicals for the same reasons as those identified above.

(7)      INVENTORIES

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

         Inventories at September 30, 2003 and December 31, 2002 consist of the following:

                                                                 September 30,      December 31,
                                                                     2003               2002
                                                                 -------------      ------------
Finished goods............................................       $      36,854      $     38,396
Work in process...........................................              19,906            16,601
Raw materials.............................................              16,023            16,026
Supplies..................................................               3,565             3,407
                                                                 -------------      ------------
   Total..................................................       $      76,348      $     74,430
                                                                 =============      ============

(8)      LONG-TERM DEBT

         Long-term debt at September 30, 2003 and December 31, 2002 consists of the following:

                                                                 September 30,      December 31,
                                                                     2003               2002
                                                                 -------------      ------------
Bank credit facilities....................................       $     171,170      $    257,350
Senior notes..............................................              75,000                 -
Other.....................................................               8,885            12,448
                                                                 -------------      ------------
   Subtotal...............................................             255,055           269,798
Less:  current portion....................................              (1,369)           (2,364)
                                                                 -------------      ------------
   Total..................................................       $     253,686      $    267,434
                                                                 =============      ============

         During June 2003, the Company borrowed $75,000 in a private offering consisting of 7 year guaranteed senior Notes due in June 2010 with interest payments due semi-annually at an annual rate of 5.31%. During October 2003, the Company borrowed an additional $25,000 in a private offering consisting of 10 year guaranteed senior Notes due in October 2013 with interest payments due semi-annually at an annual rate of 7.05%. These Notes rank equal with the Company's other senior indebtedness. The funds were used primarily to pay down existing bank debt and provide Cambrex with longer term fixed rate debt.

         The Company met all bank covenants for the first nine months of 2003.

(in thousands, except per-share amounts)

(9)      RESTRUCTURING AND OTHER CHARGES

         In 2002, Cambrex completed its plan to realign its businesses, and at that time, the Company recorded net special pre-tax charges of $15,087. These charges include: Rutherford Chemicals fixed asset impairments of $7,689, closure costs for a small manufacturing facility of $1,800, inventory write-downs of $586 (included in cost of sales), a goodwill impairment for Rutherford Chemicals of $3,962, and severance costs of $1,050. Of these charges, $10,849 are recorded in discontinued operations.

         In the first nine months of 2002, $2,538 of this amount has been recorded in continuing operations and $6,887 has been recorded in discontinued operations. The remainder of the charges were recorded in the fourth quarter of 2002.

         The fixed asset impairments relate to certain assets at a Rutherford Chemicals domestic site, and were based on an assessment completed in the third quarter 2002 that indicated the return on investment was below management's expectations. As a result, an impairment charge was recorded reflecting the asset value associated with the exit of a product line. The closure costs relate to a domestic manufacturing facility and include asset write-downs, disposal, and other related costs.

         Severance charges, which apply to a Rutherford Chemicals domestic site and the Corporate office, relate to the termination of approximately 19 employees. As of January 31, 2003, all these employees have been terminated.

         The accrual balance related to the 2002 actions for severance and other costs included above was approximately $1,610 and $2,600 at September 30, 2003 and December 31, 2002, respectively. All accrual balances for these periods relate to continuing operations.

         The following table displays the activity related to the 2002 restructuring accruals through September 30, 2003 (in millions):

                                                               2002                                 2003
                                                             Activity                              Activity
                                                             --------                              --------
                                                                                    December                      September
                                                                                    31, 2002                      30, 2003
                                         Total        Non-Cash         Cash          Reserve         Cash          Reserve
                                        Charges      Write-offs      Payments        Balance       Payments        Balance
                                        -------      ----------      --------        -------       --------        -------
Restructuring, Impairments
     and Other Charges:
Fixed asset impairments ........       $    7.7       $   (7.7)      $      -       $      -       $      -       $      -
Goodwill impairment ............            4.0           (4.0)             -              -              -              -
Employee severance .............            1.0              -              -            1.0           (0.5)           0.5
Facility closure costs .........            1.8              -           (0.2)           1.6           (0.5)           1.1
                                       --------       --------       --------       --------       --------       --------
Total restructuring, impairments
      and other charges ........           14.5          (11.7)          (0.2)           2.6           (1.0)           1.6
Inventory write-offs ...........            0.6           (0.6)             -              -              -              -
                                       --------       --------       --------       --------       --------       --------
Total ..........................       $   15.1       $  (12.3)      $   (0.2)      $    2.6       $   (1.0)      $    1.6
                                       ========       ========       ========       ========       ========       ========

         Facility closure costs are expected to be paid by second quarter 2004. Severance costs are expected to be paid by the end of fiscal 2004.

         See Note 15 for discussion of legal settlement matters.

(in thousands, except per-share amounts)

(10)     DISCONTINUED OPERATIONS - SALE OF RUTHERFORD CHEMICALS

         Effective January 1, 2002, the operating units that primarily produce specialty and fine chemicals and animal health and agriculture products were combined under a new business unit, Rutherford Chemicals, Inc. Rutherford Chemicals, Inc. includes CasChem, Inc., Bayonne, New Jersey; Heico Chemicals, Inc., Delaware Water Gap, Pennsylvania; Nepera, Inc., Harriman, New York; Zeeland Chemicals, Inc., Zeeland, Michigan; and Seal Sands Chemicals, Limited, Middlesbrough, United Kingdom. In the fourth quarter 2002, the Company announced that it had engaged a financial advisor to assist the Company in investigating strategic alternatives for the Rutherford Chemicals segment. The financial advisor contacted certain parties regarding the Rutherford Chemicals business. On July 31, 2003 the Company's Board of Directors approved a proposed sale of the Rutherford business and on August 7, 2003, the Company announced that an agreement to sell the company had been signed. On October 17, 2003 the Company announced an agreement which amended the terms of the original agreement and on November 10, 2003 the sale was completed. The revised agreement specifies proceeds for the sale of $55,000 in cash at closing, a $2,000 subordinated 12% interest bearing note payable in full in 5 1/2 years from the closing date, and an $8,000 performance-based cash earn-out as certain future operating profit targets are achieved in each of the next 3 years. These terms result in a write-down of assets to estimated fair value of approximately $55,000 which is based on the selling price, including fees associated with the transaction, subject to working capital and other adjustments through the date of closing. The Company has not included any of the performance based cash earn-out in the computation of the $55,000 loss and income for discontinued operations will be recorded in future periods if the Company receives any payments under the earn-out arrangement. This loss has not been tax affected as more fully explained in Note 6.

         Also, the Company retains the liabilities of the Rutherford Chemicals business associated with existing general litigation matters, including Vitamin B-3 reserves and pre-closing environmental liabilities. See Note 15 for further discussion.

         As a result of the signing of the agreement on August 7, 2003, and the completion of the transaction on November 10, 2003, the business comprising the Rutherford Chemicals Segment is being reported as a discontinued operation in all periods presented.

         The following table shows revenues and loss from the discontinued operations:

                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                   September 30,
                                                                    2003            2002            2003            2002
                                                                  ------------------------        ------------------------
Revenues...................................................       $ 29,460        $ 30,659        $ 97,397        $ 95,054
                                                                  ========        ========        ========        ========

Pre-tax loss from operations of
    discontinued operations................................       $ (1,777)       $(10,480)       $   (316)       $   (478)
Write-down to fair value based on
   expected selling price .................................        (55,000)              -         (55,000)              -
                                                                  --------        --------        --------        --------
Loss from  discontinued operations
   before income taxes.....................................       $(56,777)       $(10,480)       $(55,316)       $   (478)
                                                                  ========        ========        ========        ========

                                       13

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(10)     DISCONTINUED OPERATIONS - SALE OF RUTHERFORD CHEMICALS (CONTINUED)

         The following table shows the carrying amount of the assets and liabilities of the segment to be sold as of September 30, 2003 and December 31, 2002:

                                                     September 30,  December 31,
                                                         2003           2002
                                                     -------------  ------------
Assets:
Accounts receivable, net ......................        $ 20,210       $ 21,439
Inventories, net ..............................          33,235         35,402
Other current assets ..........................             917            997
Property, plant and equipment, net* ...........           7,334         70,557
Intangibles, net ..............................           3,488          3,488
Other assets ..................................             374            374
                                                       --------       --------

 Total Assets held for sale ...................          65,558        132,257

Liabilities:
Accounts payable and accrued liabilities.......           9,905         14,532
                                                       --------       --------

Net assets held for sale ......................        $ 55,653       $117,725
                                                       ========       ========

* Property, plant and equipment, net includes a write-down of the assets to fair value of $55,000, based on the selling price of Rutherford Chemicals.

         The Company performed an asset impairment assessment of the long-lived assets in the Rutherford Chemical segments as of June 30, 2003. The Company used a probability-weighted undiscounted cash flow model to test for recoverability. This probability assessment was made as of June 30, 2003 and considered all facts and circumstances available at that date, which included the possibility of a sale. The assessment as of June 30, 2003 did not result in any impairment loss. As of September 30, 2003, the Rutherford Chemicals business is considered Assets held for sale and as such, the Company reduced the assets to estimated fair value and a loss of $55,000 was recorded.

(11)     COMPREHENSIVE INCOME

         Comprehensive (loss)/income for the three and nine months ended September 30, 2003 was $(57,734) and $(29,058) respectively. The amounts for the three and nine months ended September 30, 2002 were $(393) and $51,140, respectively. The decrease in the third quarter and nine months ended September 30, 2003 versus the same periods in 2002 is due primarily to lower net income, which includes the $55,000 write-down of assets to estimated fair value due to the sale of Rutherford Chemicals, partially offset by higher foreign currency translation adjustment.

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(12)     OTHER INCOME AND EXPENSES, NET

         Other income (expense) was $80 and $(865) for the quarters ending September 30, 2003 and 2002, respectively and $207 and $(3,453) for the nine months ended September 30, 2003, respectively. The third quarter 2002 expense included an impairment charge of $589 and the nine months included an impairment charge of $3,089 related to a prior investment in an emerging technology company. The company, in which the investment is held, had experienced significant financial difficulties. Valuation information was received in the second quarter 2002 which enabled Cambrex to estimate a decline in the market value of the company. Based upon further information received in the third quarter 2002, Cambrex wrote off the remaining value of the investment.

(13)     OTHER REVENUE

         Other revenue consists primarily of gains/losses on foreign currency hedge contracts, foreign exchange transaction gains/losses and freight billings. The decrease in Other Revenue in the third quarter 2003 over third quarter 2002 primarily reflects a reduction of currency gains on foreign currency contracts in 2003 versus 2002. With respect to the foreign currency hedge contracts, the Company enters into such contracts to reduce exposures to market risks resulting from fluctuations in foreign exchange rates. The Company does not enter into financial instruments for trading or speculative purposes.

(14)     SEGMENT INFORMATION

         The Company is reporting three operating segments, Human Health, Biosciences, and All Other. The segment information excludes the Rutherford Chemicals segment due to classification as discontinued operations. The Human Health segment includes Active Pharmaceutical Ingredients and Pharmaceutical Intermediates produced under Food and Drug Administration cGMP for use in the production of prescription and over-the-counter drug products, and imaging chemicals used in x-ray media. The Biosciences segment consists of cell culture and endotoxin detection products, electrophoresis and chromatography products and contract biopharmaceutical manufacturing. The All Other segment includes Specialty and Fine Chemicals and Animal and Health Products. The Company allocates certain Corporate expenses and interest to each of its subsidiaries. The interest allocation is based on 12% of subsidiary working capital and 9% of net property, plant and equipment. One customer, a distributor representing multiple customers, accounts for 10.7% of consolidated gross sales in the third quarter 2003. No customer accounts for more than 10% of consolidated gross sales in the nine months ended September 30, 2003.

(in thousands, except per-share amounts)

         Following is a summary of business segment information for the following dates:

                                                   Three months ended                  Nine months ended
                                                      September 30,                      September 30,
                                               --------------------------         --------------------------
                                                 2003              2002             2003              2002
                                                 ----              ----             ----              ----
Gross Sales:
Human Health...............................    $ 51,190         $  46,754         $164,423          $159,794
Biosciences................................      38,287            42,027          120,880           119,366
All Other..................................       5,702             3,551           18,223            15,495
                                               --------         ---------         --------          --------
                                               $ 95,179         $  92,332         $303,526          $294,655
                                               ========         =========         ========          ========

Gross Profit:
Human Health...............................    $ 21,219         $  21,164           67,036          $ 71,560
Biosciences................................      15,578            22,481           54,132            61,439
All Other..................................         835             1,004            3,196             2,434
                                               --------         ---------         --------          --------
                                               $ 37,632         $  44,649         $124,364          $135,433
                                               ========         =========         ========          ========

Operating Profit*:
Human Health and All Other.................    $ 15,055         $  13,384         $ 49,255          $ 52,125
Biosciences................................       3,235            10,463           16,669            26,511
Corporate..................................      (8,311)           (7,712)         (38,414)          (22,007)
                                               --------         ---------         --------          --------
Total Operating Profit.....................    $  9,979         $  16,135         $ 27,510          $ 56,629

Reconciliation to (loss)/income from
       Continuing Operations:
Interest Expense, net......................    $  3,251         $   2,877         $  8,301          $  8,673
Other Expense (Income),
       Net.................................         (80)              865             (207)            3,453
Income taxes...............................      14,742             3,110           18,274            11,170
                                               --------         ---------         --------          --------
(Loss)/income from
      continuing operations................    $ (7,934)        $   9,283         $  1,142          $ 33,333
                                               ========         =========         ========          ========

Capital Spending:
Human Health and All Other.................    $  3,833         $   5,921           10,630          $ 19,151
BioSciences................................       3,934             4,592           15,657             7,735
Corporate..................................         389               838              964               911
                                               --------         ---------         --------          --------
                                               $  8,156         $  11,351         $ 27,251          $ 27,797
                                               ========         =========         ========          ========

*The operating segments include charges for certain corporate allocations reflecting services provided. Unallocated corporate spending is included in "Corporate." Certain allocations previously charged from Corporate to the Rutherford Chemicals businesses have been reclassified and are included within Corporate for all periods presented.

(in thousands, except per-share amounts)

                                                   Three months ended                 Nine months ended
                                                      September 30,                      September 30,
                                               --------------------------         --------------------------
                                                 2003              2002             2003              2002
                                                 ----              ----             ----              ----
Depreciation:
Human Health and All Other.................    $  6,332         $   4,911         $ 18,422          $ 15,373
BioSciences................................       1,843             1,981            5,377             4,448
Corporate..................................         626               478            1,274             1,432
                                               --------         ---------         --------          --------
                                               $  8,801         $   7,370         $ 25,073          $ 21,253
                                               ========         =========         ========          ========

Amortization:
Human Health and All Other.................    $      1         $       -         $      7          $      6
BioSciences................................         398               380            1,136             1,151
                                               --------         ---------         --------          --------
                                               $    399         $     380         $  1,143          $  1,157
                                               ========         =========         ========          ========

                                                              September 30,     December 31,
                                                                  2003              2002
                                                                  ----              ----
Total Assets:
Human Health and All Other.................                     $ 329,860         $310,637
Biosciences................................                       369,057          360,713
Corporate..................................                        59,165           63,921
Assets Held for Sale.......................                        65,558          132,257
                                                                ---------         --------
                                                                $ 823,640         $867,528
                                                                =========         ========

(15)     CONTINGENCIES

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

(in thousands, except per-share amounts)

         Environmental

         In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites ("Superfund sites"). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in other non-current liabilities of $4,671 and $4,542 at September 30, 2003 and December 31, 2002, respectively, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. The increase in the accrual is due to currency fluctuation of $208, partially offset by $79 in payments. These reserve amounts include a $3,000 estimated liability that was previously presented in accounts payable and accrued liabilities at December 31, 2002. Included in the liabilities mentioned above are environmental liabilities discussed in the "Sale of Rutherford Chemicals" section of this Note. Based on currently available information and analysis, the Company's accrual represents management's best estimate of what it believes are the probable environmental cleanup related costs of a non-capital nature. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

         Litigation

         Mylan Laboratories

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

         On April 7, 2003, Cambrex reached an agreement with Mylan Laboratories under which Cambrex would contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. In exchange, Cambrex and its operating subsidiary, Cambrex Profarmaco Milano S.r.l., received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. Approximately $4,415 was paid in April 2003 in accordance with the agreement, with the remaining $8,000 to be paid over the next five years. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. As of September 30, 2003, the outstanding balance for this liability was $7,100.

         Vitamin B-3

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

(in thousands, except per-share amounts)

         An accrual of $6,000 was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. Based on discussions with various plaintiffs counsel, as well as current estimates of expenditures for legal fees, an additional accrual of $4,400 was established in the fourth quarter of 2001. The Company believed that the current reserves would be sufficient to cover resolution of the remaining related litigation matters. However, during 2002, based on information developed during the year, the Company determined that the remaining litigation matters would be more costly than previously anticipated. Therefore, during 2002, the Company increased reserves by $10,000. The balance of this accrual as of September 30, 2003 was approximately $5,500. This accrual has been recorded in accounts payable and accrued liabilities.

         Mallinckrodt

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

         Mediation has been held but has been unsuccessful to date; the discovery process has progressed slowly but is now nearly complete. The August 26, 2003 mediation was postponed until November 12, 2003. The September 8, 2003 trial date has been postponed to January 2004. Primex, our insurance carrier, will send a representative to the November mediation. The Company continues to evaluate the matter as it proceeds toward mediation and trial. The Company's reserves of $560 and available insurance coverage are believed to be adequate to meet any settlement or judgment in the matter.

         Class Action Matter

         The Company understands from law firm press releases that a number of class action lawsuits have been commenced against the Company and certain former and current Company officers; the Company has recently been served in the first of such suits. The basis of the litigation is the alleged failure of the Company to make timely disclosures of the SEC investigation (see below) and the loss of a major contract earlier this year relating to bioproducts manufacture, which allegedly harmed shareholders who traded in the Company stock during the periods in question. The Company believes that these actions are without merit and intends to defend them vigorously.

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

         Sale of Rutherford Chemicals

         As previously announced, the Company entered into an agreement for the sale of its Rutherford Chemicals business. The transaction was completed on November 10, 2003. Under the agreement for the sale the Company provided standard representations and warranties concerning the business, operations, liabilities and financial condition of the Rutherford Business. Most of such representations and warranties will survive for a period of thirty days after the Buyer's preparation of its audited financial statements for year-end 2004. Therefore, claims for breaches of such representations would have to be brought during that time frame. Certain specified representations and warranties, such as those relating to employee benefit matters, will survive for longer periods. Under the Agreement, the Company has indemnified the Buyer for breaches of representations and warranties, such indemnification subject to a deductible and a cap at a percentage of the purchase price.

         The Company has retained the liabilities associated with existing general litigation matters, including Vitamin B-3 as stated above. With respect to certain pre-closing environmental matters, the Company retains the responsibility for (i) certain existing matters; including violations and off-site liabilities, (ii) completing the on-going remediation at the New York facility, and (iii) compliance with the New Jersey Industrial Site Recovery Act at the Bayonne, New Jersey facility. With respect to all other pre-closing environmental liabilities, whether known or unknown, the Buyer is responsible for the management of potential future matters; however, the Buyer and the Seller will share the costs of associated remediation with respect to such potential future matters, subject to certain limitations over the next ten years.

         Other

         The Company has a $5,000 investment in a privately owned, emerging biotechnology company that has therapeutic products in various stages of clinical trials. The investment is monitored on a continual basis to evaluate whether any changes in value become other than temporary. No impairment has been recognized.

         The Company enters into standard indemnification agreements in the ordinary course of business including contract provisions for indemnification protecting its customers and suppliers against third party liability for manufacture and sale of Company products that fail to meet product specifications and contract provisions for indemnification protecting licensees against intellectual property infringement related to licensed Company technology or processes. Due to the lack of historical obligations related to these items and the existence of associated insurance coverage, the Company has no liabilities recorded for these items as of September 30, 2003.

(in thousands, except per-share amounts)

         Other (continued)

         The Securities and Exchange Commission ("SEC") is currently conducting an investigation into the Company's previously announced inter-company accounting matter. The investigation began earlier this year after the Company voluntarily disclosed certain discrepancies related to inter-company accounts for the five year period ending December 31, 2001 that resulted in the restatement of the Company's financial statements for those years. To Cambrex's knowledge, the investigation is limited to this inter-company accounting matter, and the Company does not expect further revisions to its historical financial statements relating to these discrepancies. The Company is fully cooperating with the SEC.

                      CAMBREX CORPORATION AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                    (in thousands, except per-share amounts)

RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER 2003 VERSUS THIRD QUARTER 2002

The following tables show the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended September 30, 2003 and 2002.

                                                                    Quarter Ended September 30,
                                                        --------------------------------------------------
                                                                  2003                         2002
                                                        ----------------------         --------------------
                                                            $              %               $            %
                                                        --------         -----         --------       -----
Human Health.........................................   $ 51,190          53.8%        $ 46,754        50.6%
Biosciences..........................................     38,287          40.2           42,027        45.5
All Other............................................      5,702           6.0            3,551         3.9
                                                        --------         -----         --------       -----
      Total gross sales .............................   $ 95,179         100.0%        $ 92,332       100.0%
                                                        ========         =====         ========       =====

The following table shows the gross sales and gross profit of the Company's three product segments for the third quarter 2003 and 2002.

                                                         Gross                   Gross                Gross
                                                         Sales                  Profit $             Profit %
                                                         -----                  --------             --------
2003
Human Health.........................................   $ 51,190                $ 21,219               41.5%
Biosciences..........................................     38,287                  15,578               40.7
All Other............................................      5,702                     835               14.6
                                                         -------                --------
      Total..........................................   $ 95,179                $ 37,632               39.5%
                                                        ========                ========

                                                         Gross                   Gross                Gross
                                                         Sales                  Profit $             Profit %
                                                         -----                  --------             --------
2002
Human Health.........................................   $ 46,754                $ 21,164               45.3%
Biosciences..........................................     42,027                  22,481               53.5
All Other............................................      3,551                   1,004               28.3
                                                        --------                --------
      Total..........................................   $ 92,332                $ 44,649               48.4%
                                                        ========                ========

Gross sales in the third quarter 2003 increased 3.1% to $95,179 from $92,332 in the third quarter 2002. Increased sales in the Human Health, and All Other segments were partly offset by lower sales in the Biosciences segment. Gross sales were favorably impacted 5.0% due to exchange rates reflecting a weaker U.S. dollar in the third quarter of 2003 versus the third quarter 2002.

The Human Health Segment gross sales of $51,190 were $4,436 or 9.5% above the third quarter 2002. Human Health sales were favorably impacted 6.8% due to exchange rates reflecting a weaker U.S. dollar in the third quarter 2003 versus 2002. The increase results from higher sales of central nervous system active pharmaceutical ingredients ("API's") and cardiovascular API's, both due to timing of shipments, higher sales of an advanced intermediate for an end-stage renal disease due to higher demand. Partly offsetting these increases were lower sales of gastrointestinal API's primarily due to a customer-delayed launch of a new dosage size, lower sales of a generic pain management API due to pricing pressure and lower demand and order timing for an antihistamine intermediate.

The Biosciences Segment gross sales of $38,287 were $3,740 or 8.9% lower than third quarter 2002. The Biosciences segment sales were favorably impacted 2.9% due to exchange rates reflecting a weaker U.S. dollar in the third quarter 2003 vs. 2002. The sales decrease primarily reflects reduced volumes and suite utilization in the biopharmaceutical manufacturing business driven by the previously announced loss of a biopharmaceutical customer whose product failed to receive FDA approval, changes in terms of an existing contract and completion of other 2002 contracts that were only partially replaced. These decreases were partly offset by higher sales in other Biosciences segment products including cell therapy services, normal human cells and endotoxin detection products due to increased pricing and demand.

The All Other Segment gross sales of $5,702 were up $2,151 or 60.6% from the third quarter 2002 reflecting increased sales of feed additives due to higher demand in the U.S. and increased crop protection product demand in Europe partially offset by benefits in 2002 of a "take-or-pay" payment recognized in the third quarter.

Export sales from U.S. businesses of $4,594 in the third quarter 2003 increased 5.7% from the third quarter 2002. International sales from our European operations totaled $51,679 for the third quarter 2003 as compared with $48,587 in 2002, an increase of 6.4%. The $95,179 of sales in the third quarter of 2003 consisted of $51,026, $38,103, $3,836 and $2,214 to North America, Europe, Asia and the rest of the world, respectively. The $92,332 of sales in the third quarter of 2002 consisted of $52,456, $32,410, $4,536 and $2,930 to North
America, Europe, Asia and the rest of the world, respectively.

Gross profit in the third quarter of 2003 was $37,632 compared to $44,649 in 2002. Gross margin decreased to 39.5% from 48.4% in the third quarter of 2002. The reduced results reflect lower margins in all three segments. The Biosciences segment margin decline primarily reflects the lower suite utilization in the biopharmaceutical manufacturing sites and the change in terms which reduced the price on an existing contract, partly offset by increased volume and pricing in other Bioscience segment product categories and favorable foreign currency effects. Human Health segment margins decreased due to lower production volumes overseas, continuing pricing pressures on generic products, inventory reserves established on certain qualification batches in the U.S. and the unfavorable impact of lower hedge contract gains, net of favorable foreign currency translation, partly offset by higher production volumes and favorable product mix. The All Other segment margins decreased primarily due to the favorable impact of recognizing a "take-or-pay" payment in the third quarter of 2002 partially offset by increased production in 2003.

Selling, general and administrative expenses of $23,592 or 24.8% of gross sales in the third quarter 2003 increased from $22,510, or 24.4% in the third quarter 2002. This increase is due primarily to the impact of foreign currency exchange, higher pension expenses, regulatory compliance costs associated with the Sarbanes-Oxley Act and legal fees associated with the previously disclosed ongoing SEC investigation.

Research and development expenses of $4,061 were 4.3% of gross sales in the third quarter 2003, compared to $3,891 or 4.2% of gross sales in 2002. The increase primarily reflects investments in new product technologies for endotoxin detection and molecular biology and the impact of foreign currency exchange.

The operating profit in the third quarter 2003 was $9,979 compared to $16,135 in 2002. The results reflect the reduced gross margins and higher operating expenses. In addition, the third quarter 2002 results include a $2,113 charge for asset impairment and other charges related to the closure of a small manufacturing facility.

COMPARISON OF THIRD QUARTER 2003 VERSUS THIRD QUARTER 2002

Net interest expense of $3,251 in the third quarter 2003 increased $374 from 2002 primarily reflecting higher interest rates partially offset by lower average debt. The average interest rate was 5.35% in the third quarter 2003 versus 4.50% in 2002.

The effective tax rate for the third quarter 2003 was 216.5% compared to 25.1% in the third quarter 2002. The combination of a loss due to the sale of Rutherford Chemicals, the Mylan settlement announced earlier in the year, and a geographic shift of forecasted income resulted in approximately $12,800 of domestic deferred tax assets being deemed unlikely to be realized, and as such, a valuation allowances for this amount has been recorded against these assets in the third quarter, and it is expected that approximately $700 will be recorded in the fourth quarter. The deferred tax assets deemed unlikely to be realized for financial reporting purposes include foreign tax credit carry-forwards, carrying a five year life from inception, the tax benefit related to domestic net operating losses from continuing operations and research and experimentation tax credits that can be carried forward 20 years, and a credit related to a federal alternative minimum tax that can be carried forward indefinitely. The long carry-forward period for domestic net operating losses and the alternative minimum credit and expected improvements in domestic continuing operations may result in these tax benefits ultimately being realized, however, there can be no assurance that such improvements will be achieved.

The (loss)/income from continuing operations in the third quarter of 2003 was $(7,934), or $(0.31) per diluted share versus $9,283, or $0.35 per diluted share in the same period a year ago. The 2003 loss from continuing operations includes approximately $12,800 for the deferred tax valuation allowance discussed above. The 2002 results include pre-tax charges of $2,113 for asset impairment and other charges related to the closure of a small manufacturing facility and an investment impairment charge of $589 recorded in Other expense.

In the third quarter 2003, the Company announced that an agreement to sell the Rutherford Chemicals business had been signed and on November 10, 2003 transaction was completed. As a result the business is being reported as a discontinued operation for all periods presented. The terms of sale result in a write-down of assets to estimated fair value of approximately $55,000 which is based on the selling price, including fees associated with the transaction, subject to working capital and other adjustments through the date of closing. In the third quarter 2003, loss on operations of discontinued operations, net of tax, was $(56,513) compared to $(7,186) in the third quarter 2002. The third quarter 2002 includes pre-tax charge of $6,000 for the Vitamin B-3 litigation and a pre-tax charge of $6,887 for asset impairment and other charges. Third quarter 2003 loss from discontinued operations increased due to the $55,000 loss discussed above, lower sales of crop protection products due to timing of campaigns and a decrease in margins due to unfavorable product mix and higher energy and raw material prices partially offset by the 2002 special charges discussed above.

The net/(loss) income in the third quarter of 2003 was $(64,447), or $(2.51) per diluted share versus $2,097, or $0.08 per diluted share in the same period a year ago.

COMPARISON OF NINE MONTHS 2003 VERSUS NINE MONTHS 2002

The following tables show the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales for the first nine months 2003 and 2002.

                                          Nine Months Ended September 30,
                                     ------------------------------------------
                                             2003                   2002
                                     -------------------    -------------------
                                        $          %           $          %
                                     --------   --------    --------   --------
Human Health .....................   $164,423       54.2%   $159,794       54.2%
Biosciences ......................    120,880       39.8     119,366       40.5
All Other ........................     18,223        6.0      15,495        5.3
                                     --------   --------    --------   --------
      Total gross sales ..........   $303,526      100.0%   $294,655      100.0%
                                     ========   ========    ========   ========

The following table shows gross sales and gross profit of the Company's three segments for the first nine months of 2003 and 2002.

                                                                    Gross      Gross      Gross
                                                                    Sales     Profit $   Profit %
                                                                   --------   --------   --------
2003
Human Health ...................................................   $164,423   $ 67,036     40.8%
Biosciences ....................................................    120,880     54,132     44.8
All Other ......................................................     18,223      3,196     17.5
                                                                   --------   --------
      Total ....................................................   $303,526   $124,364     41.0%
                                                                   ========   ========

                                                                    Gross       Gross     Gross
                                                                    Sales      Profit $  Profit %
                                                                   --------    --------  --------
2002
Human Health ....................................................   $159,794   $ 71,560    44.8%
Biosciences .....................................................    119,366     61,439    51.5
All Other .......................................................     15,495      2,434    15.7
                                                                    --------   --------
      Total .....................................................   $294,655   $135,433    46.0%
                                                                    ========   ========

Gross sales for the first nine months of 2003 increased 3.0% to $303,526 from $294,655 in the first nine months of 2002. Sales in all three segments increased compared to 2002. Gross sales were favorably impacted 6.9% due to exchange rates reflecting a weaker U.S. dollar in the first nine months of 2003 versus the same period in 2002.

The Human Health Segment gross sales for the first nine months of $164,423 were $4,629 or 2.9% above the first nine months 2002. Human Health sales were favorably impacted 9.5% due to exchange rates reflecting a weaker U.S. dollar in the first nine months 2003 versus 2002. Excluding the currency impact, the decrease results from reduced pricing and market share of certain X-ray products, lower shipments of a respiratory API due to reduced demand in the U.S., lower shipments of cardiovascular API's due primarily to the loss of a U.S. customer, timing of shipments and lower prices in Europe and lower sales of generic amphetamines which were introduced in 2002 for use in treatment of attention deficit disorder, reflecting qualification batches needed in 2002 and a slower than expected market introduction. Partly offsetting these decreases were higher sales of an antihistamine intermediate due to order timing, higher sales of central nervous system API's and a hypertension API due to increased demand.

The Biosciences Segment gross sales for the first nine months of $120,880 were $1,514 or 1.3% higher than the first nine months 2002. The Biosciences segment sales were favorably impacted 3.8% due to exchange rates reflecting a weaker U.S. dollar in the first nine months 2003 versus 2002. Excluding the currency impact, the sales decrease primarily reflects reduced volumes and suite utilization in the biopharmaceutical manufacturing business driven by the previously announced loss of a biopharmaceutical customer whose product failed to receive FDA approval, changes in terms of an existing contract and completion of other 2002 contracts that were only partially replaced. These decreases were partly offset by higher sales in other Bioscience segment products including cell therapy services, normal human cells and endotoxin detection products due to increased pricing and demand.

The All Other Segment gross sales of $18,223 were up $2,728 or 17.6% from the first nine months 2002 reflecting higher crop protection sales due to the successful introduction of new higher capacity production equipment and higher animal feed additives due primarily to timing of customer demand partially offset by benefits in 2002 of a "take-or-pay" payment recognized in the third quarter.

Export sales from U.S. businesses of $16,214 in the first nine months of 2003 decreased 3.1% from the first nine months of 2002. International sales from our European operations totaled $169,176 for the first nine months of 2003 as compared with $155,697 in 2002, an increase of 8.7%. The $303,526 of sales in the first nine months of 2003 consisted of $155,988, $128,926, $11,522 and $7,090 to North America, Europe, Asia and the rest of the world, respectively. The $294,655 of sales in the first nine months of 2002 consisted of $164,727, $110,068, $11,816 and $8,044 to North America, Europe, Asia and the rest of the world, respectively.

Gross profit for the first nine months of 2003 was $124,364 compared to $135,433 in 2002. Gross margin decreased to 41.0% from 46.0% in the first nine months of 2002. The results reflect lower margins in the Human Health and Bioscience segments, partly offset by higher margins in the All Other segment. Human Health segment margins decreased due to pricing pressures on generic products and lower production volumes partly offset by favorable product mix and the favorable effects of hedge contract gains and favorable translation due to the weak U.S. dollar. The Bioscience segment margin decline primarily reflects the lower volumes and suite utilization in the biopharmaceutical manufacturing sites, change in terms which reduced the price on an existing contract and additional reserves established for certain outstanding customer accounts receivables partly offset by increased volume and pricing in other Bioscience segment product categories and favorable foreign currency. The All Other segment margins increased primarily due to production efficiencies from higher volumes partially offset by the favorable impact of recognizing a "take-or-pay" payment in the third quarter 2002.

Selling, general and administrative expenses of $72,936 or 24.0% of gross sales in the first nine months 2003 increased from $64,594 or 21.9% in the same period a year ago. Higher administration costs reflect higher pension expenses, regulatory compliance costs associated with the Sarbanes-Oxley Act, the costs incurred for the ongoing SEC investigation into the restatement of results disclosed in the fourth quarter 2002, and the impact of currency translation due to the weaker U.S. dollar. Sales and marketing expenses increased primarily due to the impact of foreign currency exchange and an investment in the Biosciences sales force.

Research and development expenses of $12,576 were 4.1% of gross sales in the first nine months 2003, compared to $11,672 or 4.0% of gross sales in 2002. The increase primarily reflects investments in new product technologies for endotoxin detection and molecular biology and the impact of foreign currency exchange.

The nine months 2003 results include a pre-tax provision of $11,342 (discounted to the present value of the five year pay-out) related to an agreement reached with Mylan Laboratories under which Cambrex will contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. Of this amount, $4,415 has been paid to date with the balance due in equal installments over a five-year period. In exchange, Cambrex received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by the purchasers, as well as potential future claims related to this matter. The nine months 2002 results include a pre-tax charge of $2,538 for asset impairment and other charges related to the closure of a small manufacturing facility.

The operating profit in the first nine months of 2003 was $27,510 compared to $56,629 in 2002. The results reflect the $11,342 pretax charge for the Mylan settlement discussed above, reduced gross margins in the Human Health and Biosciences segments and higher operating expenses.

Net interest expense of $8,301 in the first nine months 2003 decreased $372 from 2002 primarily reflecting lower average debt balances and interest rates. The average interest rate was 3.93% in the second quarter 2003 versus 4.32% in 2002.

The effective tax rate for the first nine months 2003 was 94.1% compared to 25.1% for the first nine months of 2002. The combination of a loss due to the sale of Rutherford Chemicals, the Mylan settlement announced earlier in the year, and a geographic shift of forecasted income resulted in $12,800 of domestic deferred tax assets being deemed unlikely to be realized, and as such, a valuation allowances for this amount has been recorded against these assets in the first nine months, and it is expected that approximately $700 will be recorded in the fourth quarter. The deferred tax assets deemed unlikely to be realized for financial reporting purposes include foreign tax credit carry-forwards, carrying a five year life from inception, the tax benefit related to domestic net operating losses from continuing operations and research and experimentation tax credits that can be carried forward 20 years, and a credit related to a federal alternative minimum tax that can be carried forward indefinitely. The long carry-forward period for domestic net operating losses and the alternative minimum credit and expected improvements in domestic continuing operations may result in these tax benefits ultimately being realized, however, no assurance that such improvements can be achieved.

The income from continuing operations in the first nine months of 2003 was $1,142, or $0.04 per diluted share versus $33,333, or $1.25 per diluted share in the same period a year ago. The 2003 income from continuing operations includes approximately $16,600 charge for the deferred tax valuation allowance and $11,342 pretax charge for the Mylan settlement both discussed above. The 2002 results include $2,538 of asset impairment and other charges related to the closure of a small manufacturing facility and a $3,089 pre-tax charge for an investment impairment recorded in Other expense.

In the third quarter 2003, the Company announced that an agreement to sell the Rutherford Chemicals business had been signed and on November 10, 2003 the transaction was completed. As a result the business is being reported as a discontinued operation for all periods presented. The terms of sale result in a write-down of assets to fair value of approximately $55,000 which is based on the selling price, including fees associated with the transaction, subject to working capital and other adjustments through the date of closing. In the first nine months of 2003, loss on operations of discontinued operations, net of tax was $(55,178) compared to $(73) in the first nine months of 2002. The first nine months 2002 includes pre-tax charges of $6,000 for Vitamin B-3 litigation and $6,887 for asset impairment and other charges, pretax benefits of $2,620 due to a favorable insurance settlement and $3,760 for a favorable arbitration settlement. In addition to the special items discussed above, the first nine months 2003 loss from discontinued operations decreased due to unfavorable product mix and higher energy and raw material prices.

The net (loss) income in the first nine months of 2003 was $(54,036), or $(2.08) per diluted share versus $33,260, or $1.25 per diluted share in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2003, the Company generated cash flows from operations totaling $52,493 a decrease of $28,297 versus the same period a year ago. This decrease in cash flows is due primarily to the lower net income of the Company adjusted for non-cash items and the collection of a Rutherford insurance claim receivable and arbitration award in 2002 that did not repeat in 2003, partially offset by lower inventories due to better inventory management.

Capital expenditures from continuing operations were $27,251 in the nine months of 2003 as compared to $27,797 in 2002. Part of the funds in 2003 were used for a suite expansion at a Biopharmaceutical manufacturing plant in Baltimore, Maryland, suite expansion at a Biopharmaceutical manufacturing plant in Hopkinton, Massachusetts, expansion of endotoxin detection and cell therapy manufacturing capabilities at the Bioscience facility in Walkersville, Maryland as well as new small scale production equipment for generic pharmaceuticals at the Charles City, Iowa facility. Included in the first nine months of 2003 discontinued operations cash flows from investing activities is insurance proceeds of $3,785 to reimburse the Company for fire related damage to a Rutherford facility, partially offset by Rutherford facilities capital expenditures.

Cash flows used in financing activities of $18,627 include net repayment of debt of $14,008, purchase of treasury stock of $2,420 and payment of dividends of $2,316.

During June 2003, the Company borrowed $75,000 in a private offering. The debt consists of 7 year guaranteed senior Notes due in June 2010 and interest payments are due semi-annually at a rate of 5.31%. During October 2003, the Company borrowed an additional $25,000 in a private offering. The debt consists of 10 year guaranteed senior Notes due in October 2013 and interest payments are due semi-annually at a rate of 7.05%. These Notes rank equal with the Company's other senior indebtedness. The funds were used primarily to pay down existing bank debt.

During the first nine months of 2003 and 2002, the Company paid cash dividends of $0.09 per share.

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

The forward-looking statements contained herein involve risks and uncertainties that may cause results to differ materially from the Company's expectations including but not limited to, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and/or regulations (particularly environmental issues), technology, manufacturing and legal issues, unfavorable results from FDA inspections, delays in FDA approval of customers' new products, timing of shipments, changes in foreign exchange rates, performance of minority investments, uncollectible receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, and lack of suitable raw materials or packing materials. Investors are cautioned to review risk factors in the Cambrex Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

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

ITEM 6 . EXHIBITS AND REPORTS ON FORM 8-K

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

                  Report on Form 8-K filed on October 22, 2003 regarding the press release announcing the Amendment to the August 7, 2003 Asset Purchase Agreement for Rutherford Chemicals.

                  Report on Form 8-K filed on October 24, 2003 regarding the third quarter 2003 earnings released by Cambrex Corporation dated October 23, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CAMBREX CORPORATION

                                         By: /s/ Luke M.Beshar
                                             -----------------------------------
                                             Luke M.Beshar
                                             Senior Vice President  and
                                             Chief Financial Officer
                                             (On behalf of the Registrant and
                                             as the Registrant's Principal
                                             Financial Officer)

Date: November 10, 2003