Form 10-K
period 2003-12-31
CAMBREX CORP
filed 2004-03-15
CIK 820081

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $579,540,125 as of June 30, 2003.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of February 29, 2004, there were 26,093,242 shares outstanding of the registrant's Common Stock, $.10 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 2004 Annual Meeting are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1  BUSINESS.

GENERAL

     Cambrex Corporation (the "Company" or "Cambrex"), a Delaware corporation, began business in December 1981. Cambrex is a life sciences company dedicated to providing essential products and services to accelerate drug discovery, development and manufacturing processes for human therapeutics. The Company primarily supplies its products and services worldwide to pharmaceutical and Biopharmaceutical companies, generic drug companies, biotech companies and research organizations. In the fourth quarter, 2003 the Company began reporting results in three segments: Human Health, (formerly Human Health and All Other segments), Bioproducts and Biopharma (previously combined as BioSciences segment). Each of these segments includes various product categories. The Company's overall strategy is to focus on niche markets that have global opportunities, build on strong customer relationships to enhance its new products pipeline, and support state-of-the-art technology, while being an industry leader in regulatory compliance, environmental, health and safety performance, and service.

     The Company uses a consistent business approach in each of its segments:

        1. Niche market focus: The Company participates in niche markets requiring significant technical expertise.

        2. Market leadership: The Company secures leading market positions through its proprietary technologies and specialized capabilities.

        3. Margin expansion: The Company reviews product and service profitability on a continuing basis to eliminate those not meeting operating profit goals and replaces them with products and services that can generate higher financial returns.

     The Company has a number of key strategic initiatives:

        1. Introduce new innovative products to drive organic growth through continued investment in research and new product development.

        2. Drive growth in strategic business segments through the prudent acquisition of product lines, technologies, and capabilities to enhance the Company's position in its niche markets.

        3. Maintain its commitment to continuous improvement and cost reduction to improve productivity, efficiencies and service levels.

        4. Leverage its broad capabilities and reputation across the life sciences market segments in which they participate.

        5. Introduce or acquire new products and services that bring the Company closer to the patient and increase revenues from testing services.

     Effective January 1, 2002, the operating units that primarily produce specialty and fine chemicals and animal health and agriculture products were combined under a new business unit, Rutherford Chemicals, Inc. Rutherford Chemicals, Inc. included CasChem, Inc., Bayonne, New Jersey; Heico Chemicals, Inc., Delaware Water Gap, Pennsylvania; Nepera, Inc., Harriman, New York; Zeeland Chemicals, Inc., Zeeland, Michigan; and Seal Sands Chemicals Ltd., Middlesbrough, United Kingdom. In the fourth quarter 2002, the Company announced that it had engaged a financial advisor to assist the Company in investigating strategic alternatives for the Rutherford Chemicals segment. In the third quarter 2003, the Company announced that an agreement to sell Rutherford Chemicals Business had been signed and on November 10, 2003, the transaction was completed, subject to working capital and other adjustments (see Note #14 to the consolidated financial statements). As a result, the business is being reported as a discontinued operation for all periods presented.

---------------
(dollars in thousands, except share data)

     On October 30, 2001, Cambrex completed the acquisition of the Marathon Biopharmaceuticals ("Marathon") business, located in Hopkinton, Massachusetts, for approximately $26,000 in cash through a share purchase of CoPharma Inc. Marathon is a full-service cGMP manufacturer of Biopharmaceutical ingredients and purified bulk biologics for pre-clinical evaluation, clinical trials and commercial scale quantities. This acquisition strengthens Cambrex's existing capabilities for producing pre-clinical, clinical and commercial quantities of bulk biologics. Assets acquired and liabilities assumed have been recorded at their estimated fair values. Goodwill was recorded at approximately $11,035 and other identifiable intangibles were recorded at $2,153. Subsequent to the acquisition, the acquired subsidiary's formal name was changed to Cambrex Bio Science Hopkinton, Inc.

     On June 1, 2001, Cambrex completed its acquisition of the Bio Science Contract Production Corporation ("Bio Science") Biopharmaceutical manufacturing business in Baltimore, Maryland. The business involves the cGMP manufacture of purified bulk biologics and pharmaceutical ingredients. The total purchase price was approximately $120,000 in cash, which was funded by an existing line of credit facility. Additional purchase price payments of up to $25,000 may be made depending on future business performance over the four years following the date of purchase. No additional performance-based payments have been made to date. Assets acquired and liabilities assumed have been recorded at their estimated fair values. Goodwill was recorded at approximately $117,800, including incremental deal costs. In addition, identifiable intangible assets of $3,382 were recorded. Subsequent to the acquisition, the acquired subsidiary's formal name was changed to Cambrex Bio Science Baltimore, Inc.

     In 2002, the Company changed the names of their life sciences subsidiaries to leverage its capabilities and reputation across the corporation. The new subsidiary names are listed below:

OLD NAME                                                   CURRENT NAME
--------                                                   ------------
Nordic Synthesis AB..........................  Cambrex Karlskoga AB
Salsbury Chemicals, Inc......................  Cambrex Charles City, Inc.
Chiragene, Inc...............................  Cambrex North Brunswick, Inc.
Cambrex Bio Science, Inc.....................  Cambrex Bio Science Baltimore, Inc.
Cambrex Bio Science MA, Inc..................  Cambrex Bio Science Hopkinton, Inc.
Conti BC NV..................................  Cambrex Profarmaco Landen NV
Irotec Laboratories Limited..................  Cambrex Cork Limited
Profarmaco S.r.l.............................  Cambrex Profarmaco Milano S.r.l.
BioWhittaker Europe Sprl.....................  Cambrex Bio Science Verviers Sprl
BioWhittaker, Inc............................  Cambrex Bio Science Walkersville,
                                               Inc.
BioWhittaker UK Limited......................  Cambrex Bio Science Wokingham Limited
Lumitech Limited.............................  Cambrex Bio Science Nottingham
                                               Limited
BioWhittaker Molecular Applications, Inc.....  Cambrex Bio Science Rockland, Inc.
BioWhittaker Molecular Applications ApS......  Cambrex Bio Science Copenhagen ApS

---------------
(dollars in thousands, except share data)

PRODUCTS

     The Company uses its technical expertise in a wide range of chemical and biological processes to meet the needs of its customers for high quality products and services for specialized applications. The following table sets forth for the periods indicated information concerning gross sales from the Company's three segments:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2003        2002      2001(1)
                                                     --------    --------    --------
Human Health.......................................  $242,165    $231,342    $231,582
Bioproducts........................................   119,298     107,870     102,512
Biopharma..........................................    44,128      55,218      22,461
                                                     --------    --------    --------
  Gross Sales......................................  $405,591    $394,430    $356,555
                                                     ========    ========    ========

---------------
(1) Sales from Cambrex Bio Science Baltimore, Inc. acquired in June 2001, and Cambrex Bio Science Hopkinton, Inc. acquired in October 2001, are included from dates of acquisition.

     Human Health: The Human Health segment is primarily comprised of pharmaceutical ingredients derived from organic chemistry. Products and services are supplied globally to innovative and generic drug companies. Products include active pharmaceutical ingredients and advanced pharmaceutical intermediates. Services include development and manufacturing services.

     The Human Health Segment is classified into five principal product groups:
(1) Active Pharmaceutical Ingredients ("APIs"), (2) Pharmaceutical Intermediates, (3) Imaging Chemicals, (4) Fine Custom Chemicals and (5) Other. These products are sold to a diverse group of more than 1,100 customers, with two customers individually accounting for more than 10% of 2003 sales in this segment; one a distributor representing multiple customers, accounting for 13.5%, and a second, a manufacturer of final dosage form pharmaceuticals, accounting for 11.5%. Many of these products are also sold through agents. Also, one active pharmaceutical ingredient makes up 13.8% of 2003 sales in this segment.

     This table summarizes the gross sales for this product segment:

                                                                        $         %
                                               2003        2002      CHANGE     CHANGE
                                             --------    --------    -------    ------
Active Pharmaceutical Ingredients..........  $183,632     172,953    $10,679     6.2%
Pharmaceutical Intermediates...............    24,349      24,194        155     0.6
Imaging Chemicals..........................     9,576      11,689     (2,113)   (18.1)
Fine Custom Chemicals......................    23,863      21,109      2,754    13.0
Other......................................       745       1,397       (652)   (46.7)
                                             --------    --------    -------
          Total Human Health...............  $242,165    $231,342    $10,823     4.7%
                                             ========    ========    =======     ===

     Human Health sales of $242,165 increased $10,823 or 4.7% including the favorable effects of foreign currency. Human Health sales were favorably impacted 9.1% due to exchange rates reflecting the weaker U.S. dollar.

     APIs sales of $183,632 were $10,679 or 6.2% above the prior year due primarily to higher sales of central nervous system and hypertension APIs due to higher demand, signing of a long-term sales agreement for an API to treat Alzheimer's disease and the favorable currency impact partly offset by lower shipments of a respiratory API due to reduced demand in the U.S., and lower shipments of cardiovascular APIs due primarily to the loss of a U.S. customer and lower prices in Europe.

---------------
(dollars in thousands, except share data)

     Pharmaceutical Intermediates sales of $24,349 were $155 or 0.6% above 2002 primarily due to higher sales of an antihistamine product due to increased demand and favorable currency effect partly offset by lower custom development demand.

     Imaging chemicals sales were lower than 2002 by $2,113 or 18.1% due to reduced pricing and market share in 2003.

     Fine Custom Chemicals sales were higher than 2002 by $2,754 or 13.0% due to increased sales of crop protection and feed additive products due to higher demand and successful implementation of higher capacity production lines.

     Other product category changes from prior year were not significant.

     Bioproducts: This segment consists of cell culture products (including living cell cultures, cell culture media, cell culture media supplements, cell based assays and cell therapy services), endotoxin detection products and services, electrophoresis and chromatography products. The Company manufactures more than 1,800 products which are sold to more than 14,000 customers worldwide with no one customer accounting for over 10% of 2003 sales in this segment.

     This table summarizes the gross sales for this product segment:

                                                                        $         %
                                               2003        2002      CHANGE     CHANGE
                                             --------    --------    -------    ------
Cells and Media............................  $ 62,161    $ 50,664    $11,497     22.7%
Endotoxin Detection........................    30,474      27,197      3,277     12.0
Electrophoresis, Chromatography & Other....    26,663      30,009     (3,346)   (11.1)
                                             --------    --------    -------
          Total Bioproducts................  $119,298    $107,870    $11,428     10.6%
                                             ========    ========    =======    =====

     Gross sales of $119,298 were $11,428 or 10.6% above 2002. Bioproducts sales were favorably impacted 5.2% due to exchange rates reflecting a weaker U.S. dollar.

     Cells and media sales of $62,161 were $11,497 or 22.7% higher than prior year due to increased demand for cell therapy services, higher sales of normal human cells and media products due to increased demand, pricing and new product launches in Europe and the favorable effect of currency exchange.

     Endotoxin detection sales of $30,474 were $3,277 or 12.0% higher than prior year due to the favorable effect of currency exchange and stronger demand in Europe.

     Electrophoresis, chromatography and other sales of $26,663 were $3,346 or 11.1% lower than prior year primarily due to the sale of the In Vitro diagnostic cell business in the first quarter 2002 partially offset by an increase in assays due to higher demand.

     Biopharma: The Biopharma segment consists of the Company's contract Biopharmaceutical process development and manufacturing business. Biopharma sales of $44,128 were $11,090 or 20.1% below 2002 reflecting the reduced volumes and suite utilization driven by the previously announced loss of a customer whose product failed to receive FDA approval, changes in terms of an existing contract and completion of other 2002 contracts that were only partially replaced in 2003. There are four customers that individually account for more than 10% of 2003 sales in this segment. They represent 27.4%, 17.2%, 16.2%, and 12.1% of 2003 sales in this segment.

MARKETING AND DISTRIBUTION

     The Company's Human Health and Biopharma segments generally include high value, low-to-medium volume niche products requiring significant technical expertise for their development and manufacture. Marketing generally requires significant cooperative effort among a small highly trained sales and marketing staff, a technical staff that can assess the technical fit and estimate manufacturing economics, and the business

---------------
(dollars in thousands, except share data) unit management to determine the strategic and business fit. The process to take a client's project from the clinical trial stage to a commercial, approved therapeutic may take from two to seven years. Agents in those areas where direct sales efforts are not economical may handle sales of established product.

     For the Bioproducts segment, the Company markets and sells its products in the United States and Europe principally through its own direct sales force. The remaining international markets are served principally through an extensive network of independent distributors. The Company has also implemented an e-commerce website to market and sell these products in the U.S. and Europe.

RAW MATERIALS

     The Company uses a wide array of raw materials in the conduct of its businesses.

     For its Human Health products, the Company generally will have a primary and secondary supplier for its critical raw materials. Long-term contracts are in effect for most of the critical raw materials used. Prices for these raw materials are generally stable except for the petroleum based solvents where prices can vary with market conditions.

     For its Bioproducts products, the Company buys materials from many suppliers and is generally not dependent on any one supplier or group of suppliers. Although there is a well-established market for raw fetal bovine serum, its price and supply are cyclical and fluctuate. The Company also is dependent on one company for the raw materials used to make electrophorosis media products incorporating Agarose. A long-term contract is in effect for this supply.

     The other key raw materials used by all segments of the Company are advanced organic intermediates and generally have been in adequate supply from multiple suppliers.

RESEARCH AND DEVELOPMENT

     The Company's research and development program is designed to increase the Company's competitiveness through improving its technology and developing processes for the manufacture of new products to meet customer requirements. The goals are to introduce innovative products, improve manufacturing processes to reduce costs, improve quality and increase capacity, and to identify market opportunities that warrant a significant technical expertise, and offer the prospects of a long-term, profitable business relationship. Research and development activities are performed at most of the Company's manufacturing facilities in both the United States and Europe. Approximately 125 employees are involved directly in research and development activities worldwide.

     The Cambrex Center of Technical Excellence, a new research and development organization is located in The Technology Center of New Jersey in North Brunswick, helps place the Company in a unique position to be a full-service resource for pharmaceutical and biotechnology companies throughout the drug development cycle.

     The Company spent approximately $17,123, $15,794 and $17,379 in 2003, 2002 and 2001, respectively, on research and development efforts.

PATENTS AND TRADEMARKS

     The Company has patent protection in some of its product areas. However, the Company relies primarily on know-how in many of its manufacturing processes and techniques not generally known to other life sciences companies for developing and maintaining its market position.

     The Company currently owns approximately 120 United States patents which have various expiration dates beginning in 2004 through 2019 and which cover selected items in each of the Company's major product areas. The Company also owns the foreign equivalent of many of its United States patents. In addition, the Company has applied for patents for various concepts and is in the process of preparing patent applications for
---------------
(dollars in thousands, except share data) other concepts. The Company owns patent and other proprietary rights to the endotoxin detection products which are material to the product lines.

     The Company has trademarks registered in the United States and a number of other countries for use in connection with the Company's products and business. The Company believes that many of its trademarks are generally recognized in its industry. Such trademarks include Poietics(TM) , Clonetics(R), SeaPlaque(R), NuSieve(R), Reliant(R), Latitude(R), PAGEr(R), MetaPhor(R), Accugene(R) and BioWhittaker(TM).

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

     In the Bioproducts segment, no one company is known to compete with the Company in all of its product groups, but in each group competition is offered by a number of companies, including, in some cases, firms substantially larger and with greater financial resources than the Company. The markets in which the Company competes are generally concentrated and are highly competitive, with competition centering on product specifications and performance, quality, depth of product line, price, technical support, timely product development and speed of delivery.

     The Biopharma segment consists of approximately six primary competitors that supply contract Biopharmaceutical development and manufacturing services to biotech companies. Generally, the competition focuses on larger quantities and scale of manufacturing capacity. Cambrex differentiates their services through a focus on smaller scale process development and manufacturing services, an industry-leading regulatory compliance record, depth of experience producing approved drugs, a commitment to quality, and world-class early process development services.

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

     The Company conducts detailed environmental due diligence on all acquisitions. The Company's acquisitions were made with consideration of any known environmental conditions. Also, as with other companies engaged in the chemical business, risks of substantial costs and liabilities are inherent in certain plant operations and certain products produced at the Company's plants. Additionally, prevailing legislation tends to hold chemical companies primarily responsible for the proper disposal of their chemical wastes even after transferal to third party waste disposal facilities. Moreover, other future developments, such as increasingly strict environmental, safety and health laws and regulations, and enforcement policies thereunder, could result in substantial costs and liabilities to the Company and could subject the Company's handling, manufacture, use, reuse, or disposal of substances or pollutants at its plants to more rigorous scrutiny than at present. Although the Company has no direct operations and conducts its business through subsidiaries, certain legal principles that provide the basis for the assertion against a parent company of liability for the

---------------
(dollars in thousands, except share data) actions of its subsidiaries may support the direct assertion against the Company of environmental liabilities of its subsidiaries.

     Known environmental matters which may result in liabilities to the Company and the related estimates and accruals are summarized in Note #24 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

     Present and Future Environmental Expenditures: The Company's policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations. The Company believes it is in general compliance with such requirements and has adequate professional staff and systems in place to remain in compliance. In some cases, compliance can only be achieved by capital expenditures, and the Company made capital expenditures of approximately $4,032 in 2003, $3,752 in 2002, and $2,897 in 2001 for environmental projects. As the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related expenditures will most likely increase. The Company considers costs for environmental compliance to be a normal cost of doing business, and includes such costs in pricing decisions.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additionally, risks and uncertainties not presently known to the Company or that it currently deems immaterial also may impair its business operations. If any of the following risks occur, the Company's business, financial condition, operating results and cash flows could be materially adversely affected.

WE MAY PURSUE TRANSACTIONS THAT MAY CAUSE US TO EXPERIENCE SIGNIFICANT CHARGES TO EARNINGS THAT MAY ADVERSELY AFFECT OUR STOCK PRICE AND FINANCIAL CONDITION.

     We regularly review potential transactions related to technologies, products or product rights and businesses complementary to our business. These transactions could include mergers, acquisitions, strategic alliances or licensing agreements. In the future, we may choose to enter into these transactions at any time. As a result of acquiring businesses or entering into other significant transactions, we have previously experienced, and may continue to experience, significant charges to earnings for merger and related expenses that may include transaction costs, closure costs or costs related to the write-off of acquired in-process research and development. These costs may also include substantial fees for investment bankers, attorneys, accountants and financial printing costs and severance and other closure costs associated with the elimination of duplicate or discontinued products, employees, operations and facilities. Although we do not expect these charges to have a material adverse effect upon our overall financial condition, these charges could have a material adverse effect on our results of operations for particular quarterly or annual periods and they could possibly have an adverse impact upon the market price of our common stock.

WE MAY MAKE ACQUISITIONS OF BUSINESSES. INHERENT IN THIS PRACTICE IS A RISK THAT WE MAY EXPERIENCE DIFFICULTY INTEGRATING THE BUSINESSES OR COMPANIES THAT WE HAVE ACQUIRED INTO OUR OPERATIONS, WHICH WOULD BE DISRUPTIVE TO OUR MANAGEMENT AND OPERATIONS.

     The merger of two companies involves the integration of two businesses that have previously operated independently. Difficulties encountered in integrating two businesses could have a material adverse effect on the operating results or financial condition of the combined company's business. As a result of uncertainty following a merger and during the integration process, we could experience disruption in our business or employee base. There is also a risk that key employees of a merged company may seek employment elsewhere, including with competitors, or that valued employees may be lost upon the elimination of duplicate functions. If we and our merger partner are not able to successfully blend our products and technologies to create the advantages the merger was intended to create, it may affect our results of operations, our ability to develop and

---------------
(dollars in thousands, except share data) introduce new products and the market price of our common stock. Furthermore, there may be overlap between our products, services or customers, and a merged company may create conflicts in relationships or other commitments detrimental to the integrated businesses.

PHARMACEUTICAL, BIOPHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES MAY DISCONTINUE OR DECREASE THEIR USAGE OF OUR SERVICES.

     We depend on pharmaceutical, biopharmaceutical and biotechnology companies that use our services for a large portion of our revenues. Although there has been a trend among these companies to outsource drug production functions, this trend may not continue. We have experienced increasing pressure on the part of our customers to reduce spending, including the use of our services, as a result of negative economic trends generally and in the pharmaceutical industry. If these companies discontinue or decrease their usage of our services, including as a result of a slowdown in the overall United States or foreign economies, our revenues and earnings could be lower than we expect and our revenues may decrease or not grow at historical rates.

COMPETITION IN THE LIFE SCIENCES RESEARCH MARKET, AND/OR A REDUCTION IN DEMAND FOR OUR PRODUCTS, COULD REDUCE SALES.

     The markets for our products are competitive and price sensitive. Other life science suppliers have significant financial, operational, sales and marketing resources, and experience in research and development. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our products or services, our business, operating results, and financial condition could be seriously harmed. In addition, demand for our products may weaken due to reduction in research and development budgets, loss of distributors or other factors, which would have an adverse effect on our financial condition.

     The markets for certain of our products are also subject to specific competitive risks and can be highly price competitive. Our competitors have competed in the past by lowering prices on certain products. Our competitors may lower prices on these or other products in the future and we may, in certain cases, respond by lowering our prices. This would reduce revenues and profits. Conversely, failure to anticipate and respond to price competition may hurt our market share.

     We believe that customers in our markets display loyalty to their initial supplier of a particular product. Therefore, it may be difficult to generate sales to potential customers who have purchased products from competitors. To the extent we are unable to be the first to develop and supply new products, our competitive position may suffer.

---------------
(dollars in thousands, except share data)

FAILURE TO OBTAIN NEW OR RENEWED CONTRACTS OR CANCELLATION OF EXISTING CONTRACTS MAY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

     Many of the Company's contracts are short-term in duration. As a result, the Company must continually replace its contracts with new contracts to sustain its revenue. The Company's inability to generate new contracts on a timely basis would have a material adverse effect on its business, financial condition, and results of operations.

     In addition, many of the Company's long-term contracts may be cancelled or delayed by clients for any reason upon notice. Contracts may be terminated for a variety of reasons, including termination of product development, failure of products to satisfy safety requirements, unexpected or undesired results from use of the product or the client's decision to forego a particular study. The failure to obtain new contracts or the cancellation or delay of existing contracts could have a material adverse effect on the Company's business and results of operations.

OUR BIOPHARMA BUSINESS SEGMENT MAY EXPERIENCE SIGNIFICANT VOLATILITY IN PROFITABILITY AND HAS A LARGE AMOUNT OF GOODWILL RECORDED THAT WILL BE SUBJECT TO IMPAIRMENT IF FORECASTED PROFIT LEVELS ARE NOT OBTAINED.

     The Company's Biopharma business unit provides process development and manufacturing services on a contract basis to biopharmaceutical companies. This business has a very high fixed cost structure and its customers are often dependent on the availability of funding and pursuing drugs that are in earlier stages of clinical trials, and thus have high failure rates. Losses of one or more customers can result in significant swings in profitability from quarter to quarter and year to year. The Company has recorded a substantial amount of goodwill related to this business, which may be subject to an impairment charge if the business unit does not perform at or near projected levels in the future.

REVENUE IS DIFFICULT TO PREDICT.

     The Company's revenue is difficult to predict because it is primarily generated on a contract-by-contract or purchase order basis. Many of the contracts are short-term, and may be canceled at any time. Consequently, the Company does not have a significant backlog, nor is backlog a meaningful indicator of future revenue. As a result, much of the Company's revenue is not recurring from period to period, which contributes to the variability of results from period to period.

OUR OPERATING RESULTS MAY UNEXPECTEDLY FLUCTUATE IN FUTURE PERIODS.

     The Company's revenue and operating results have fluctuated, and could continue to fluctuate, on a quarterly basis. The operating results for a particular quarter may be lower than expected as a result of a number of factors, including the timing of contracts; the delay or cancellation of a contract; the mix of services provided; seasonal slowdowns in different parts of the world; the timing of start-up expenses for new services and facilities; and changes in government regulations. Because a high percentage of the Company's costs are relatively fixed (such as the cost of maintaining facilities and compensating employees), any one of these factors could have a significant impact on the Company's quarterly results. In some quarters, the Company's revenue and operating results may fall below the expectations of securities analysts and investors due to any of the factors described above. In such event, the trading price of the Company's common stock would likely decline, even if the decline in revenue did not have any long-term adverse implications for the Company's business.

OUR MARKET SHARE DEPENDS ON NEW PRODUCT INTRODUCTIONS AND ACCEPTANCE.

     Rapid technological change and frequent new product introductions are typical for the market for certain of our products and services. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements and are attractive to customers. We
---------------
(dollars in thousands, except share data) believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter. We spend significant resources on internal research and development, as well as on technology development elsewhere to support our effort to develop and introduce new products. To the extent that we fail to introduce new and innovative products, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which may be difficult to regain. An inability, for technological or other reasons, to develop successfully and introduce new products could reduce our growth rate or otherwise damage our business.

     In the past we have experienced, and may experience in the future, delays in the development and introduction of products. We cannot be assured that we will keep pace with the rapid change in life sciences research, or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of our products include:

     - availability, quality and price as compared to competitive products;

     - the functionality of new and existing products;

     - the timing of introduction of our products as compared to competitive products;

     - scientists' and customers' opinions of the product's utility and our ability to incorporate their feedback into future products;

     - general trends in life sciences research.

     The expenses or losses associated with unsuccessful product development activities or lack of market acceptance of our new products could adversely affect our business, financial condition and results of operations.

FAILURE TO OBTAIN PRODUCTS AND COMPONENTS FROM THIRD-PARTY MANUFACTURERS COULD AFFECT OUR ABILITY TO MANUFACTURE AND DELIVER OUR PRODUCTS.

     We rely on third-party manufacturers to supply many of our raw materials, product components, and in some case, entire products. In addition, we have a single source for supplies of some raw materials and components to our products. Manufacturing problems may occur with these and other outside sources. If such problems occur, we cannot assure you that we will be able to manufacture our products profitably or on time.

---------------
(dollars in thousands, except share data)

ANY SIGNIFICANT REDUCTION IN GOVERNMENT REGULATION OF THE DRUG DEVELOPMENT PROCESS, OR VIOLATIONS BY THE COMPANY OF CGMP AND OTHER GOVERNMENT REGULATIONS, COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS.

     The design, development, testing, manufacturing and marketing of biotechnology and pharmaceutical products are subject to regulation by governmental authorities, including the United States Food and Drug Administration ("FDA") and comparable regulatory authorities in other countries. The Company's business depends in part on strict government regulation of the drug development process. Legislation may be introduced and enacted from time to time to modify regulations administered by the FDA and governing the drug approval process. Any significant reduction in the scope of regulatory requirements or the introduction of simplified drug approval procedures could have a material adverse effect on the Company's business and results of operations.

     All facilities and manufacturing techniques used for manufacturing of products for clinical use or for commercial sale in the Unites States must be operated in conformity with current Good Manufacturing Practices ("cGMP") regulations. The Company's facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements. A finding that the Company had materially violated these requirements could result in regulatory sanctions, the loss of a customer contract, the disqualification of data for client submissions to regulatory authorities and/or a mandated closing of the Company's facilities. Any such material violations would have a material adverse effect on the Company's business and results of operations.

LITIGATION MAY HARM OUR BUSINESS OR OTHERWISE DILUTE OUR MANAGEMENT AND FINANCIAL RESOURCES.

     Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, or end-users of our products or services could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes out of court or on terms favorable to us.

     The Company is involved in a number of lawsuits including a class action lawsuit filed against Cambrex and five former and current Company officers alleging the failure to disclose in a timely fashion the restatement of results for the 1997 through 2001 time frame as discussed in the SEC investigation section below, as well as the loss of a significant contract at our Baltimore facility. If this matter, or any of the Company's other lawsuits, is resolved in an unfavorable manner, they could have a material adverse effect on the operating results and cash flows in future periods.

THE SEC INVESTIGATION INTO THE COMPANY'S INTER-COMPANY ACCOUNTING MATTER COULD HURT OUR BUSINESS.

     The Securities and Exchange Commission ("SEC") is currently conducting an investigation into the Company's inter-company accounting issue. The investigation began during the first half of 2003 after the Company voluntarily disclosed certain matters related to inter-company accounts for the five-year period ending December 31, 2001 that resulted in the restatement of the Company's financial statements for those years. The Company is fully cooperating with the SEC and does not expect further revisions to its historical financial statements relating to these issues. This investigation could lead to an adverse outcome and adversely affect our business, financial condition, results of operations and cash flows.

LOSS OF KEY PERSONNEL COULD HURT OUR BUSINESS.

     The Company depends on a number of key executives. The loss of services of any of the Company's key executives could have a material adverse effect on the Company's business. The Company also depends on its ability to attract and retain qualified scientific and technical employees. There is a significant shortage of, and intense competition for, qualified scientific and technical employees. There can be no assurance the Company will be able to retain its existing scientific and technical employees, or to attract and retain additional qualified
---------------
(dollars in thousands, except share data) employees. The Company's inability to attract and retain qualified scientific and technical employees would have a material adverse effect on the Company's business and results of operations.

POTENTIAL PRODUCT LIABILITY CLAIMS, ERRORS AND OMISSIONS CLAIMS IN CONNECTION WITH SERVICES THE COMPANY PERFORMS AND POTENTIAL LIABILITY UNDER INDEMNIFICATION AGREEMENTS BETWEEN THE COMPANY AND ITS OFFICERS AND DIRECTORS COULD ADVERSELY AFFECT OUR EARNINGS AND FINANCIAL CONDITION.

     The Company manufactures products intended for use by the public. In addition, the Company's services include the manufacture of pharmaceutical and biologic products to be tested in human clinical trials and for consumption by humans. These activities could expose the Company to risk of liability for personal injury or death to persons using such products, although the Company does not presently commercially market or sell the products to end users. The Company seeks to reduce its potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client-to-client, and the performances of which are not secured), exclusion of services requiring diagnostic or other medical services, and insurance maintained by clients. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if the Company's liability exceeds the amount of applicable insurance or indemnity. In addition, the Company could be held liable for errors and omissions in connection with the services it performs. The Company currently maintains product liability and errors and omissions insurance with respect to these risks. There can be no assurance that the Company's insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to the Company.

     The Company also indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a "Director and Officer" insurance policy that covers a portion of any potential exposure. The Company could be materially and adversely affected if it were required to pay damages or incur legal costs in connection with a claim above its insurance limits.

ASSESSMENTS BY VARIOUS TAX AUTHORITIES MAY BE MATERIALLY DIFFERENT THAN WE HAVE PROVIDED FOR.

     As a matter of course, the Company is regularly audited by federal, state, and foreign tax authorities. From time to time, these audits result in proposed assessments. While the Company believes that it has adequately provided for any such assessments, future settlements may be materially different than we have provided for and negatively affect our earnings.

     During 2003, the combination of a loss due to the sale of Rutherford Chemicals business, the Mylan settlement, and a geographic shift of forecasted income resulted in the recording of a valuation allowance against all net domestic deferred tax assets, except those for which the company has viable tax planning strategies. Going forward, until such time as the Company's domestic profitability is restored and considered by management to be sustainable for the foreseeable future, the Company will not record the income tax benefit or expense for domestic pre-tax losses and income respectively, and as such may experience significant volatility in its effective tax rate. Should the Company continue to experience domestic losses, certain tax planning strategies may also be negatively affected which could result in future increases to our domestic deferred tax asset valuation allowance.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT THAT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     The Company has a revolving credit facility of approximately $269 million of which $105 million was outstanding at December 31, 2003 and privately placed debt of $100 million, which is a significant amount of debt and debt service obligations. If we are unable to generate sufficient cash flow or otherwise obtain funds

---------------
(dollars in thousands, except share data) necessary to make required payments on the notes, including from cash and cash equivalents on hand, we will be in default under the terms of the loan agreements, or indentures.

     Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways, including by:

     - limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes;

     - limiting our flexibility in planning for, or reacting to, changes in our business;

     - placing us at a competitive disadvantage relative to our competitors who have lower levels of debt;

     - making us more vulnerable to a downturn in our business or the economy generally;

     - requiring us to use a substantial portion of our cash to pay principal and interest on our debt, instead of contributing those funds to other purposes such as working capital and capital expenditures.

INTERNATIONAL UNREST OR FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY AFFECT OUR RESULTS.

     Our international revenues, which include revenues from our non-U.S. subsidiaries and export sales from the U.S., represented 61% of our product revenues in 2003 and 59% of our product revenues in 2002. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future.

     There are a number of risks arising from our international business, including:

     - foreign currencies we receive for sales outside the U.S. could be subject to unfavorable exchange rates with the U.S. Dollar and reduce the amount of revenue that we recognize;

     - the possibility that unfriendly nations or groups could boycott our products;

     - general economic and political conditions in the markets in which we operate;

     - potential increased costs associated with overlapping tax structures;

     - more limited protection for intellectual property rights in some countries;

     - unexpected changes in regulatory requirements;

     - the difficulties of compliance with a wide variety of foreign laws and regulations;

     - longer accounts receivable cycles in certain foreign countries; and

     - import and export licensing requirements.

     A significant portion of our business is conducted in currencies other than the U.S. Dollar, which is our reporting currency. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. Dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of exchange rage fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures, and the potential volatility of currency exchange rates. We engage in limited foreign exchange hedging transactions to manage our foreign currency exposure, but our strategies may not adequately protect our operating results from the full effects of exchange rate fluctuations.

---------------
(dollars in thousands, except share data)

THE MARKET PRICE OF OUR STOCK COULD BE VOLATILE.

     The market price of our common stock has been subject to volatility and, in the future, the market price of our common stock may fluctuate substantially due to a variety of factors, including:

     - quarterly fluctuations in our operating income and earnings per share results;

     - technological innovations or new product introductions by us or our competitors;

     - economic conditions;

     - disputes concerning patents or proprietary rights;

     - changes in earnings estimates and market growth rate projections by market research analysts;

     - sales of common stock by existing holders;

     - loss of key personnel; and

     - securities class actions or other litigation.

     The market price for our common stock may also be affected by our ability to meet analysts' expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.

INCIDENTS RELATED TO HAZARDOUS MATERIALS COULD ADVERSELY AFFECT OUR BUSINESS.

     Portions of our operations require the controlled use of hazardous materials. Although we are diligent in designing and implementing safety procedures to comply with the standards prescribed by federal, state, and local regulations, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated. In the event of such an incident, we could be liable for any damages that result, which could adversely affect our business.

     Additionally, any incident could partially or completely shut down our research and manufacturing facilities and operations.

     We generate waste that must be transported to approved storage, treatment and disposal facilities. The transportation and disposal of such waste are required to meet applicable state and federal statutes and regulations. The storage, treatment and disposal of such waste potentially exposes us to environmental liability if, in the future, such transportation and disposal is deemed to have violated such statues and/or regulations or if the storage, treatment and disposal facilities are inadequate and are proved to have damaged the environment.

     The Company is also party to several environmental remediation investigations and cleanups and along with other companies, has been named a "potential responsible party" for certain waste disposal sites. The Company has also retained the liabilities with respect to certain pre-closing environmental matters associated with the sale of the Rutherford Chemicals business. After reviewing information currently available, management believes any amount paid in excess of accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates, could have a material adverse effect on financial condition, operating results and cash flows when resolved in future reporting periods.

---------------
(dollars in thousands, except share data)

THE POSSIBILITY THE COMPANY WILL BE UNABLE TO PROTECT OUR TECHNOLOGIES COULD AFFECT OUR ABILITY TO COMPETE.

     Our success depends to a significant degree upon our ability to develop proprietary products and technologies. However, we cannot be assured that patents will be granted on any of our patent applications. We also cannot be assured that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. We only have patents issued in selected countries. Therefore, third parties can make, use, and sell products covered by our patents in any country in which we do not have patent protection. In addition, our issued patents or patents we license could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. We provide our customers the right to use our products under label licenses that are for research purposes only. These licenses could be contested, and we cannot be assured that we would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner.

     If a third party claimed an intellectual property right to technology we use, we may need to discontinue an important product or product line, alter our products and processes, defend our right to use such technology in court or pay license fees. Although we may under these circumstances attempt to obtain a license to such intellectual property, we may not be able to do so on favorable terms, or at all. Additionally, if our products are found to infringe a third party's intellectual property, we may be required to pay damages for past infringement, and lose the ability to sell certain products or receive licensing revenues.

EMPLOYEES

     At December 31, 2003 the Company had 1,861 employees worldwide (870 of whom were from international operations) compared with 1,879 employees at December 31, 2002 and 1,728 at December 31, 2001.

     Cambrex Karlskoga AB, Cambrex Profarmaco Landen NV, Cambrex Cork Limited, and Cambrex Profarmaco Milano S.r.l. production, administration, scientific and technical employees are represented by various local and national unions. The Company believes its labor relations are satisfactory.

SEASONALITY

     The Company experiences some seasonality primarily due to planned plant shutdowns by the Company and certain customers in the third quarter. Operating results for any quarter, however, are not necessarily indicative of results for any future period. In particular, as a result of various factors such as acquisitions, plant shutdowns, and the timing of large contract revenue streams, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance.

EXPORT AND INTERNATIONAL SALES

     The Company exports numerous products to various areas, principally Western Europe, Asia and Latin America. Export sales from the Company's domestic operations in 2003, 2002 and 2001 amounted to $22,100, $23,684 and $20,934, respectively. Sales from international operations were $223,666 in 2003, $207,082 in 2002, and $199,666 in 2001. Refer to Note #22 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

AVAILABLE INFORMATION

     This annual report on Form 10-K, as well as the Company's reports on Form 10-Q, and current reports on Form 8-K, are made available free of charge on the Company's Internet website www.cambrex.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC").

---------------
(dollars in thousands, except share data)

     Reports filed by the Company with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

     The following corporate governance documents are available free of charge on the Company's website: the charters of our Audit, Compensation and Governance Committees, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. These corporate governance documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices. Information contained on our website is not part of this report. We will also post on our website any amendments to or waivers of our Code of Business Conduct and Ethics that relate to our Chief Executive Officer, Chief Financial Officer and principal Accounting Officer.

---------------
(dollars in thousands, except share data)

ITEM 2  PROPERTIES.

     Set forth below is information relating to the Company's manufacturing facilities:

                                        OPERATING
LOCATION                 ACREAGE        SUBSIDIARY                 PRODUCT LINES MANUFACTURED
--------                 -------        ----------                 --------------------------
Charles City, IA         57 acres   Cambrex Charles      Active Pharmaceutical Ingredients;
                                    City, Inc.           Pharmaceutical Intermediates; Imaging
                                                         Chemicals; Animal Health Products; Fine Custom
                                                         Chemicals
Karlskoga, Sweden        42 acres   Cambrex              Active Pharmaceutical Ingredients;
                                    Karlskoga AB         Pharmaceutical Intermediates; Imaging
                                                         Chemicals; Fine Custom Chemicals
Paullo (Milan), Italy    13 acres   Cambrex              Active Pharmaceutical Ingredients
                                    Profarmaco
                                    Milano S.r.l.
Walkersville, MD        116 acres   Cambrex              Cells and Media; Endotoxin Detection
                                    Bio Science
                                    Walkersville, Inc.
Verviers, Belgium         9 acres   Cambrex              Cells and Media
                                    Bio Science
                                    Verviers Sprl
Cork, Ireland            21 acres   Cambrex              Active Pharmaceutical Ingredients;
                                    Cork Limited         Pharmaceutical Intermediates
Rockland, ME             93 acres   Cambrex              Electrophoresis and Chromatography
                                    Bio Science
                                    Rockland, Inc.
Copenhagen, Denmark        Leased   Cambrex              Electrophoresis and Chromatography
                                    Bio Science
                                    Copenhagen ApS
Landen, Belgium          40 acres   Cambrex              Active Pharmaceutical Ingredients
                                    Profarmaco
                                    Landen NV
Nottingham, England        Leased   Cambrex              BioAssay Products; Reagent Kits
                                    Bio Science
                                    Nottingham Limited
Baltimore, MD              Leased   Cambrex              Contract Biopharmaceutical Services
                                    Bio Science
                                    Baltimore, Inc.
Hopkinton, MA              Leased   Cambrex              Contract Biopharmaceutical Services
                                    Bio Science
                                    Hopkinton, Inc.

     The Company owns all the above facilities and properties, with the exception of the leased facilities in Nottingham, England, Copenhagen, Denmark, Baltimore, Maryland and Hopkinton, Massachusetts. The Company also leases 42,000 square feet in North Brunswick, New Jersey for its Center of Technical Excellence, which has a 10 year term ending March 27, 2010. In addition, the Company owns a four acre site and buildings in North Haven, CT and thirty-one acres of undeveloped land adjacent to the North Haven facility, eighty-one acres in Walkersville, Maryland and a three acre site in Carlstadt, New Jersey. The Company believes its facilities to be in good condition, well-maintained and adequate for its current needs.

     Most of the Company's products are manufactured in multi-purpose facilities. Each product has a unique requirement for equipment, and occupies such equipment for varying amounts of time. This, combined with the variations in demand for individual products, makes it difficult to estimate actual overall capacity subject

---------------
(dollars in thousands, except share data) to regulatory approval. It is generally possible, with proper lead time and customer approval, to transfer the manufacturing of a particular product to another facility should capacity constraints dictate.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

---------------
(dollars in thousands, except share data)

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the executive officers of the Company:

NAME                                        AGE                         OFFICE
----                                        ---                         ------
James A. Mack.............................  66    President, Chairman of the Board, Chief Executive
                                                  Officer
Luke M. Beshar............................  45    Executive Vice President and Chief Financial
                                                  Officer
Ronnie D. Carroll, PhD....................  63    Vice President and Chief Technology Officer,
                                                  Pharmaceutical Technologies
Robert J. Congiusti.......................  50    Vice President, Information Technology
N. David Eansor...........................  43    President, Bioproducts Business Unit
Salvatore J. Guccione.....................  41    Executive Vice President, Corporate Strategy and
                                                  Development
Steven M. Klosk...........................  46    Executive Vice President, Administration, Chief
                                                  Operating Officer, Cambrex Pharma and
                                                  Biopharmaceutical Business Unit
Daniel R. Marshak, PhD....................  46    Vice President and Chief Technology Officer,
                                                  Biotechnology
Gary L. Mossman...........................  63    President and CEO, Cambrex Pharma and
                                                  Biopharmaceuticals Businesses
Paulo Russolo.............................  59    President, Profarmaco Business Unit
Peter E. Thauer...........................  64    Senior Vice President, Law & Environment, General
                                                  Counsel & Corporate Secretary

     The Company's executive officers are elected by the Board of Directors and serve at the Board's discretion.

     Mr. Mack was elected Chairman of the Board of Directors on October 28, 1999. Effective January 31, 2003, Mr. Mack was re-appointed President. He also retains his position as Chief Executive Officer. Mr. Mack has been Chief Executive Officer since Mr. Baldwin's retirement on April 1, 1995. Mr. Mack was appointed President and Chief Operating Officer and a director of the Company in February 1990. For six years prior thereto he was Vice President in charge of the worldwide Performance Chemicals businesses of Olin Corporation, a manufacturer of chemical products, metal products, and ammunition and defense-related products. Mr. Mack was Executive Vice President of Oakite Products, Inc. from 1982 to 1984. Prior to joining Oakite, he held various positions with The Sherwin-Williams Company, most recently as President and General Manager of the Chemicals Division from 1977 to 1981. Mr. Mack is a past Chairman of the Board of Governors of the Synthetic Organic Chemical Manufacturing Association and is a member of the Board of Trustees of the Michigan Tech Alumni Fund.

     Mr. Beshar joined the Company on December 5, 2002 as Senior Vice President and Chief Financial Officer. In January 2004, he was appointed to the position of Executive Vice President and Chief Financial Officer. Prior to joining Cambrex, Mr. Beshar was Senior Vice President and Chief Financial Officer for Dendrite International. Prior to Dendrite, he was Executive Vice President, Finance and Chief Financial Officer for Expanets, Inc. from November 1998 through January 2002. Mr. Beshar has served as Chief Financial Officer for other businesses in his career and has been the President and Chief Executive Officer of a company privately owned by Merrill Lynch Capital Partners. Mr. Beshar is a member of the Board of Directors of PNY Technologies, Inc.

     Dr. Carroll was appointed Vice President and Chief Technology Officer, Pharmaceutical Technology in January 2002. He joined the Company in September 1997 as Vice President, Technology. Mr. Carroll had been with Bristol-Myers Squibb for 14 years, most recently as Vice President, Chemical Development for

---------------
(dollars in thousands, except share data)

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

     Mr. Eansor joined Cambrex in 2000 as Vice President and General Manager, BioTherapeutics Business Unit. In 2002 he was appointed to the position of President, Bioproducts Business Unit. Prior to joining Cambrex, Mr. Eansor was with R.P. Scherer North America from 1981 until 2000 serving in various roles including Vice President of Pharmaceutical Operations, Vice President of Operations and General Manager.

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

     Mr. Klosk was appointed Executive Vice President, Administration in October 1996 and was promoted to the position of Executive Vice President, Administration and Chief Operating Officer, Cambrex Pharma and Biopharmaceutical Business Unit in October 2003. Mr. Klosk joined the Company in October 1992 as Vice President, Administration. From February 1988 until he joined Cambrex, he was Vice President, Administration and Corporate Secretary for The Genlyte Group, Inc., a lighting fixture manufacturer. From 1985 to January 1988, he was Vice President, Administration for Lightolier, Inc., a subsidiary of The Genlyte Group, Inc.

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

     Mr. Mossman joined Cambrex in July 2003 as the President of the Cambrex Pharma Business Unit. In October 2003, Mr. Mossman's responsibilities were expanded and he was appointed to his current position, President and CEO, Cambrex Pharma and Biopharma Business Units. Prior to joining Cambrex, Mr. Mossman was with Dixie Chemical Company, Inc. from 1983 through 2003 and serving in the role of President since 1990. From 1979 through 1980, Mr. Mossman was General Manager, Thiokol Specialty Chemicals Division, from 1972 through 1979, he was President and Cofounder of Southwest Specialty Chemical Company, Inc., and from 1964 through 1972, he held various engineering and marketing management positions with Salsbury Laboratories.

     Dr. Russolo, President of the Cambrex Profarmaco Business Unit, joined Cambrex in 1994 with the acquisition of Profarmaco Nobel S.r.l. in Milan Italy, where he served as Managing Director since 1982. Dr. Russolo joined Profarmaco Nobel S.r.l. in 1971. Upon the acquisition of Profarmaco Nobel S.r.l., Dr. Russolo continued serving in the role of Managing Director until 2000, when he was appointed to his current position.

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

                                    PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock, $.10 par value is listed on the New York Stock Exchange (NYSE) under the symbol CBM. The following table sets forth the closing high and low sales price of the Common Stock as reported on the NYSE:

2003                                                          HIGH      LOW
----                                                         ------    ------
First Quarter..............................................  $29.84    $21.06
Second Quarter.............................................   24.06     15.18
Third Quarter..............................................   25.13     20.06
Fourth Quarter.............................................   25.75     21.72

2002                                                          HIGH      LOW
----                                                         ------    ------
First Quarter..............................................  $44.30    $38.33
Second Quarter.............................................   43.66     37.44
Third Quarter..............................................   39.88     30.95
Fourth Quarter.............................................   37.97     24.10

     As of February 29, 2004, the Company estimates that there were approximately 4,600 beneficial holders of the outstanding Common Stock of the Company.

     The quarterly dividend on common stock was $0.03 for 2003 and 2002.

  2003 Equity Compensation Table

     The following table provides information as of December 31, 2003 with respect to shares of common stock that may be issued under the Company's existing equity compensation plans.

                                                COLUMN (A)             COLUMN (B)             COLUMN (C)
                                           --------------------   --------------------   --------------------
                                                                                         NUMBER OF SECURITIES
                                                                                         REMAINING FOR FUTURE
                                           NUMBER OF SECURITIES                             ISSUANCE UNDER
                                            TO BE ISSUED UPON       WEIGHTED AVERAGE     EQUITY COMPENSATION
                                               EXERCISE OF         EXERCISE PRICE OF       PLANS (EXCLUDING
                                           OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED
PLAN CATEGORY                              WARRANTS AND RIGHTS    WARRANTS AND RIGHTS       IN COLUMN (A))
-------------                              --------------------   --------------------   --------------------
Equity compensation plans approved by
  security holders.......................       3,278,615                $26.90                128,178
Equity compensation plans not approved by
  security holders.......................         422,250                $42.02                 73,584
                                                ---------                                      -------
Total....................................       3,700,865                $28.62                201,762
                                                =========                ======                =======

  2000 EMPLOYEE PERFORMANCE STOCK OPTION PLAN

     The 2000 Employee Performance Stock Option Plan provides for the grant of stock options (both incentive stock options and "non-qualified" stock options) primarily to key employees of the Company and its subsidiaries who are not executive officers. The plan is generally administered by the Compensation Committee of the Board, which has full authority, subject to the terms of the plan, to determine the provision of awards, including the amount and type of the awards and vesting schedules, as well as to interpret the plan.

     Individual award agreements set forth the applicable vesting schedule for such awards, which are based on the Company's publicly traded share price but which may also be based on the passage of time or otherwise. In general, following a "change in control" (as defined in the plan), each stock option will be canceled in exchange for a cash settlement equal to the excess of the "change in control price," which means

---------------
(dollars in thousands, except share data) the highest price per share paid or offered in any bona fide transaction related to a change in control (as determined by the Compensation Committee), over the exercise price of the stock option.

     Stock options are granted with an exercise price of not less than one hundred percent of the fair market value of the underlying Cambrex common stock on the date of grant. Stock options are not exercisable more than ten years from the date of grant.

ITEM 6  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data of the Company for each of the years in the five year period ended December 31, 2003 are derived from the audited financial statements. The consolidated financial statements of the Company as of December 31, 2003 and December 31, 2002 and for each of the years in the three year period ended December 31, 2003 and the report of independent auditors thereon are included elsewhere in this annual report. In the third quarter 2003, the Company announced that an agreement to sell the Rutherford Chemicals business had been signed and on November 10, 2003 the transaction was completed, subject to working capital and other adjustments (see Note #14 to the consolidated financial statements). As a result, the business is being reported as a discontinued operation for all periods presented. The data presented below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

     Cambrex Corporation restated its results for the second quarter 2002. This restatement resulted from a reassessment of the carrying value of an equity investment in a privately held emerging biotechnology company. The Company concluded that $4.3 million of the investment should have been impaired as of the second quarter 2002 and the remaining $0.7 million should have been initially classified as an intangible asset related to a licensing agreement entered into concurrent with the equity investment. The impairment charge of $4.3 million was recorded in Other expense and a related $1.5 million tax benefit was recorded in Provision for income taxes and as a deferred tax asset. Net Income and Total Stockholders' Equity decreased by $2.8 million. This restatement did not have an effect on the Company's cash flows.

---------------
(dollars in thousands, except share data)

                                                             YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------
                                                2003        2002      2001(1)    2000(2)    1999(3)
                                              --------   ----------   --------   --------   --------
                                                         (RESTATED)
                                                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)
INCOME DATA:
Gross sales.................................  $405,591    $394,430    $356,555   $326,505   $309,889
Net revenues................................   410,644     399,066     356,830    330,364    317,050
Gross profit................................   162,406     177,718     157,972    144,963    130,820
Selling, general and administrative.........    95,117      85,762      80,099     75,643     67,087
Research and development....................    17,123      15,794      17,379     11,802     11,504
Restructuring and other charges.............    11,342       4,238       2,022         --         --
Operating profit............................    38,824      71,924      58,472     57,518     52,229
Interest expense, net.......................    11,840      11,264      10,602     11,565      9,803
Other expense (income), net.................       139       7,890        (323)      (213)       627
Income from continuing operations before
  taxes.....................................    26,845      52,770      48,193     46,166     41,799
Provision for taxes.........................    26,600      12,815      13,205     13,171     13,066
Income from continuing operations...........       245      39,955      34,988     32,995     28,733
(Loss)/income from discontinued
  operations................................   (54,308)     (6,546)     (9,676)    13,712      9,170
Net (loss)/income...........................   (54,063)     33,409      25,312     46,707     37,903
EARNINGS PER SHARE DATA:
Earnings (loss) per common share (basic):
  Income from continuing operations.........  $   0.01    $   1.54    $   1.36   $   1.32   $   1.17
  (Loss)/income from discontinued
     operations.............................  $  (2.11)   $  (0.25)   $  (0.37)  $   0.55   $   0.37
  Net (loss) income.........................  $  (2.10)   $   1.29    $   0.99   $   1.87   $   1.54
Earnings (loss) per common share (diluted):
  Income from continuing operations.........  $   0.01    $   1.51    $   1.32   $   1.26   $   1.12
  (Loss) income from discontinued
     operations.............................  $  (2.08)   $  (0.25)   $  (0.36)  $   0.53   $   0.36
  Net (loss)/income.........................  $  (2.07)   $   1.26    $   0.96   $   1.79   $   1.48
Weighted average common shares outstanding:
  Basic.....................................    25,775      25,954      25,648     25,015     24,572
  Diluted...................................    26,174      26,520      26,495     26,157     25,613
DIVIDENDS PER COMMON SHARE..................  $   0.12    $   0.12    $   0.12   $   0.12   $   0.12
BALANCE SHEET DATA: (AT END OF PERIOD)
  Working capital...........................  $138,458    $154,324    $159,224   $137,500   $158,950
  Total assets..............................   778,503     835,283     818,375    681,617    673,396
  Long-term obligations.....................   212,369     267,434     312,524    168,591    225,922
  Total stockholders' equity................   396,630     410,954     345,098    330,995    291,150

---------------
(1) Includes the results of Cambrex Bio Science Baltimore, Inc. from the date of acquisition effective June 2001, the results of Cambrex Bio Science Hopkinton, Inc. from the date of acquisition effective October 2001.

(2) Includes the results of Cambrex Profarmaco Landen NV from the date of acquisition effective March 2000, the results of Cambrex Bio Science Wokingham Limited from the date of acquisition effective July 24, 2000.

(3) Includes the results of Cambrex Cork Limited from the date of acquisition effective March 1999 and the results of Cambrex Bio Science Rockland, Inc. and Cambrex Bio Science Copenhagen ApS from the date of acquisition effective July 1999.

---------------
(dollars in thousands, except share data)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

     During 2003, the Company completed its transformation to a pure life sciences company with the sale of the Rutherford Chemicals business unit during the fourth quarter. Consequently, the Company began reporting three segments in 2003 -- Human Health, Bioproducts, and Biopharma. The Human Health segment is primarily comprised of pharmaceutical ingredients derived from organic chemistry. The Bioproducts segment consists of cell culture products and services, endotoxin detection products and services, and electrophoresis and chromatography products. The Biopharma segment consists of the Company's biopharmaceutical process development and manufacturing business.

     Members of senior management team regularly review key financial metrics and the status of operating initiatives within our business. These metrics include sales growth and gross margin performance by major product category, operating income margins, cash flows from operations, working capital levels, and return on capital employed at both a business unit and consolidated level in addition to earnings per share at a consolidated level. We review this information on a monthly basis through extensive business unit reviews which include, among other operating issues, detailed discussions related to significant sales opportunities, proposed and ongoing investments in new businesses or property plant and equipment, cost reduction efforts, and the status of new product development.

     In 2003, the Company continued to see strong growth across many product categories within its Bioproducts segment, and management sees even more significant future growth potential in cell therapy services. The Bioproducts segment is primarily driven by biotechnology research spending levels, the overall demand for endotoxin detection products and services and the Company's ability to continually provide product upgrades and innovative new products and services. The loss of a large customer in 2003 whose product did not receive FDA approval negatively affected our Biopharma segment and the Company continues to take aggressive steps to replace this business. The Company believes its Biopharma business will experience more volatility than its other businesses due to the unpredictable nature of the biotechnology drug discovery and the availability of funding, but believes the overall growth trend predicted for the contract biopharmaceutical manufacturing market will result in significant long-term growth for businesses providing these services. In the Human Health segment, the company saw net sales growth driven by the impact of a weaker U.S. dollar, with increases in sales of several active pharmaceutical ingredients offset by reductions in others, and pricing pressure within certain product categories. This segment is driven primarily by patent expirations of branded drugs, population demographics, pressures to contain health care costs, and the level of outsourcing by branded pharmaceutical companies.

     During 2003, the Company settled its Mylan lawsuit and took a pre-tax charge for approximately $11,342 as discussed more fully below and in Note #24 of the Notes To Consolidated Financial Statements, and recorded valuation allowances against net domestic deferred tax assets totaling $21,487 within the Provision for income taxes for continuing operations, explained more fully below and in Note #10 in the Notes to Consolidated Financial Statements. The Company's tax rate may experience volatility until such time that domestic operations achieve sustainable profitability.

CRITICAL ACCOUNTING POLICIES

     Our critical accounting policies are those which we believe require the most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on other various assumptions that are deemed reasonable by management under each applicable circumstance. Actual results or amounts could differ from estimates and the differences could have a material impact on the consolidated financial statements. A discussion of our critical accounting policies, the underlying judgments and uncertainties

---------------
(dollars in thousands, except share data) affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions, is as follows:

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

 Service Revenue

     The Company's contract manufacturing business records revenue as services are performed. In 2003 the Company entered into a contract that contains milestone based payments. Revenue is recorded based on the cost of efforts (since the contract's commencement) up to the reporting date, divided by the total expected contractual costs (from the contract's commencement to the end of the development arrangement), multiplied by the total expected contractual payments under the arrangement. However, revenue would be limited to the amount of nonrefundable cash payments received and the subsequent milestone payments that have become due and payable at the reporting date.

 Asset Valuations and Review For Potential Impairments

     Under FAS144, our review of our long-lived assets, principally fixed assets, and other amortizable intangibles requires us to initially estimate the undiscounted future cash flow of these assets, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Our review of goodwill and indefinite lived intangibles are done annually in accordance with SFAS 142 utilizing a discounted cash flow analysis that represents fair value. If such analysis indicates that a possible impairment may exist, as described in Note #5 to the accompanying financial statements, we are required to then estimate the fair value of the asset, determined by third party and internal appraisals and valuations, as deemed appropriate, or estimated discounted future cash flows, which includes making estimates of the timing of the future cash flows, discount rates and reflecting varying degrees of perceived risk. The determination of fair value includes numerous uncertainties, such as the impact of competition on future sales and margin, operating, selling and administrative costs, interest and discount rates, technological changes, consumer demand and governmental regulations. We believe that we have made reasonable estimates and judgments in determining whether our long-lived assets and goodwill have been impaired, however, if there is a material change in the assumptions used in our determination of fair values or if there is a material change in economic conditions or circumstances influencing fair value, we could be required to recognize certain impairment charges in the future.

 Environmental and Litigation Contingencies

     We periodically assess the potential liabilities related to any lawsuits or claims brought against us. See Note #24 in the accompanying financial statements for a discussion of our current environmental and litigation matters, reserves recorded and our position with respect to any related uncertainties. While it is typically very difficult to determine the timing and ultimate outcome of these actions, we use our best judgment to determine if it is probable that we will incur an expense related to a settlement for such matters and whether a reasonable estimation of such probable loss, if any, can be made. Given the inherent uncertainty

---------------
(dollars in thousands, except share data) related to the eventual outcome of litigation and environmental matters, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions that we may have made with respect to their resolution.

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

     The Company establishes reserves for its inventories to recognize estimated obsolescence and unusable items on a continual basis. Market conditions surrounding products are also considered periodically to determine if there are any net realizable valuation matters that would require a write down of any related inventories. If market or technological conditions change, it may result in additional inventory reserves and write downs deemed necessary by management.

 Income Taxes

     The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company's assessment that it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. The Company's valuation allowances primarily relate to net operating loss carryforwards, foreign tax credits, and alternative minimum tax credits in the U.S., and net operating loss carryforwards in certain state and foreign jurisdictions with little or no history of generating taxable income.

 Research and Development ("R&D") Including In-Process R&D ("IPR&D")

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

     With respect to completed acquisitions, acquired products or projects that have achieved technical feasibility, signified by FDA or comparable regulatory body approval, are capitalized as intangible assets because it is probable that the costs will give rise to future economic benefits. Estimates of the values of these intangible assets are subject to the estimation process described in "Asset Valuations and Review for Potential Impairments" above.

     Acquired products or projects that have not achieved technical feasibility, (i.e., regulatory approval) and no alternative future use are charged to the statement of operations on the date of acquisition. In connection with its acquisitions, the Company generally utilizes independent appraisers in the determination of IPR&D charges. The amount of this charge is determined based on a variety of factors including the estimated future cash flows of the product or project, the likelihood of future benefit from the product or project, and the level of risk associated with future research and development activities related to the product or project.

---------------
(dollars in thousands, except share data)

 Employee Benefit Plans

     The Company provides a range of benefits to employees and retired employees, including pensions, post-retirement, post employment and health care benefits. The Company records annual amounts relating to these plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of the modifications is generally recorded and amortized over future periods. The Company believes that the assumptions utilized for recording obligations under its plans are reasonable based on input from actuaries.

RESULTS OF OPERATIONS

     As discussed in Note #14 of the accompanying financial statements, on November 10, 2003, the sale of Rutherford Chemicals was completed and accordingly, the business comprising the Rutherford Chemicals segment is being reported as a discontinued operation in all periods presented.

     The following table sets forth, for the periods indicated, certain items from the selected consolidated financial information as a percentage of gross sales:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                       2003      2002      2001
                                                      ------    ------    ------
Gross sales.......................................    100.0%    100.0%    100.0%
Net revenues......................................    101.2     101.2     100.1
Gross profit......................................     40.0      45.1      44.3
Selling, general and administrative expenses......     23.4      21.7      22.5
Restructuring and special charges.................      2.8       1.1       0.6
Research and development expenses.................      4.2       4.1       4.9
Operating profit..................................      9.6      18.2      16.4
Interest expense, net.............................      2.9       2.8       3.0
Provision for income taxes........................      6.6       3.2       3.7
Income from continuing operations.................      0.1      10.1       9.8
Loss on discontinued operations...................    (13.4)     (1.6)     (2.7)
Net(loss)/income..................................    (13.3)      8.5       7.1

     The following tables show the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales for the years ended December 31, 2003, 2002 and 2001, as well as the gross profit by product segment for 2003 and 2002.

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2003        2002        2001
                                                             --------    --------    --------
GROSS SALES
  Human Health.............................................  $242,165    $231,342    $231,582
  Bioproducts..............................................   119,298     107,870     102,512
  Biopharma................................................    44,128      55,218      22,461
                                                             --------    --------    --------
Total Gross Sales..........................................  $405,591    $394,430    $356,555
                                                             ========    ========    ========
Total Net Revenues.........................................  $410,644    $399,066    $356,830
                                                             ========    ========    ========
Total Gross Profit.........................................  $162,406    $177,718    $157,972
                                                             ========    ========    ========

---------------
(dollars in thousands, except share data)

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2003      2002      2001
                                                              ------    ------    ------
GROSS SALES DISTRIBUTION
  Human Health..............................................   59.7%     58.7%     64.9%
  Bioproducts...............................................   29.4      27.3      28.8
  Biopharma.................................................   10.9      14.0       6.3
                                                              -----     -----     -----
Total Gross Sales Distribution..............................  100.0%    100.0%    100.0%
                                                              =====     =====     =====

            2003-2002 GROSS SALES & GROSS PROFIT BY PRODUCT SEGMENT

                                            2003                                2002
                              --------------------------------    --------------------------------
                               GROSS       GROSS       GROSS       GROSS       GROSS       GROSS
                               SALES       PROFIT     PROFIT %     SALES       PROFIT     PROFIT %
                              --------    --------    --------    --------    --------    --------
Human Health................  $242,165    $ 90,521      37.4%     $231,342    $ 94,055      40.7%
Bioproducts.................   119,298      60,056      50.3       107,870      56,614      52.5
Biopharma...................    44,128      11,829      26.8        55,218      27,049      49.0
                              --------    --------                --------    --------
Total.......................  $405,591    $162,406      40.0%     $394,430    $177,718      45.1%
                              ========    ========                ========    ========

  2003 COMPARED TO 2002

     Cambrex Corporation restated its results for the second quarter 2002. This restatement resulted from a reassessment of the carrying value of an equity investment in a privately held emerging biotechnology company. The Company concluded that $4.3 million of the investment should have been impaired as of the second quarter 2002 and the remaining $0.7 million should have been initially classified as an intangible asset related to a licensing agreement entered into concurrent with the equity investment. The impairment charge of $4.3 million was recorded in Other expense and a related $1.5 million tax benefit was recorded in Provision for income taxes and as a deferred tax asset. Net income and Total stockholders' equity decreased by $2.8 million. This restatement did not have an effect on the Company's cash flows.

     Gross sales for 2003 increased 2.8% to $405,591 from $394,430 in 2002. Sales in the Human Health and Bioproducts segments increased compared to 2002 more than offsetting the decrease in the Biopharma segments. Gross sales were favorably impacted 7.0% due to the exchange rates reflecting the weakness in the U.S. dollar primarily versus the Euro and Swedish Krona.

     The Human Health Segment gross sales in 2003 of $242,165 were $10,823 or 4.7% above 2002. Human Health sales were favorably impacted 9.1% due to exchange rates reflecting a weaker U.S. dollar. Excluding the currency impact, the decrease results from the reduced pricing and market share of certain imaging products, lower shipments of a respiratory API due to reduced demand in the U.S., lower shipments of cardiovascular APIs due primarily to the loss of a U.S. customer and lower prices in Europe. Partly offsetting these decreases were higher sales of central nervous system APIs and a hypertension API due to increased demand, signing of a long-term sales agreement for an API to treat Alzheimer's disease and increased sales of crop protection and feed additive products due to high demand and successful implementation of higher capacity production lines.

     The Bioproducts Segment gross sales in 2003 of $119,298 were $11,428 or 10.6% above 2002. Bioproducts sales were favorably impacted 5.2% due to exchange rates reflecting a weaker U.S. dollar. The increased sales before the impact of foreign currency are primarily due to higher cell therapy services due to increased demand and higher sales of normal human cells and media products due to increased demand, higher pricing and new product launches in Europe. These increases were partly offset by the impact of the sale of the In Vitro diagnostic cell business during the first quarter of 2002.

---------------
(dollars in thousands, except share data)

     The Biopharma Segment gross sales in 2003 of $44,128 were $11,090 or 20.1% below 2002. The sales decrease primarily reflects the reduced volumes and suite utilization in our Biopharmaceutical manufacturing business driven by the loss of a Biopharmaceiutical customer whose product failed to receive FDA approval, changes in terms of an existing contract and completion of other 2002 contracts that were only partially replaced. Foreign currency had no impact on Biopharma sales.

     Export sales from the Company's domestic operations were $22,100 in 2003 compared to $23,684 in 2002. International sales from European operations totaled $223,666 in 2003 compared to $207,082 in 2002. The $405,591 of sales in 2003 consisted of $206,079, $173,035, $16,401 and $10,076 of sales to North
America, Europe, Asia and rest of world, respectively.

     Gross profit in 2003 was $162,406 compared to $177,718 in 2002. Gross margin in 2003 decreased to 40.0% from 45.1% in 2002, reflecting lower margins in all segments. The Biopharma segment gross margins were down significantly compared to the prior year due to lower suite utilization and lower pricing on an existing contract. The Human Health segment margins decreased due to pricing pressures on API's and other fine custom chemicals including a volume-based rebate adjustment and the unfavorable impact of foreign currency partly offset by favorable product mix. The Bioproducts gross margins decreased primarily due to additional bad debt reserves in 2003 and certain 2002 favorable inventory adjustments which did not repeat in 2003, partly offset by favorable production volumes, pricing, cost reduction activities and the favorable impact of foreign currency.

     Selling, general and administrative expenses of $95,117 or 23.4% as a percentage of gross sales in 2003 increased from $85,762 or 21.7% in 2002. Sales and marketing expenses increased primarily due to the impact of foreign currency exchange and an investment in the Company's sales force. Higher administrative costs reflect the impact of currency translation due to the weaker U.S. dollar, higher pension expenses, the costs incurred for the ongoing SEC investigation into the restatement of results disclosed in the fourth quarter 2002, the vesting of stock appreciation rights in the fourth quarter 2003 and regulatory compliance costs associated with the Sarbanes-Oxley Act.

     Research and development expenses of $17,123 were 4.2% of gross sales in 2003, compared to $15,794 or 4.1% of gross sales in 2002. The increase primarily reflects investments in new product technologies for endotoxin detection and molecular biology and the impact of foreign currency exchange.

     The 2003 results include a pre-tax provision of $11,342 (discounted to the present value of the five year pay-out) related to an agreement reached with Mylan Laboratories under which Cambrex will contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. Of this amount, $4,415 has been paid to date with the balance due in equal installments over a five-year period. In exchange, Cambrex received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by the purchasers, as well as potential future claims related to this matter. The 2002 results include a pre-tax charge of $4,238 for asset impairment and other charges related to the closure of a small manufacturing facility and other severance charges.

     The operating profit in 2003 was $38,824 compared to $71,924 in 2002. The results reflect lower gross margins in all segments, the $11,342 pre-tax charge for the Mylan settlement discussed above and higher operating expenses.

     Net interest expense of $11,840 in 2003 increased $576 from 2002 reflecting higher average interest rates due primarily to the higher fixed interest rate on certain senior notes issued in 2003, partly offset by the lower average debt due primarily to cash flows from operations and the proceeds from the sale of the Rutherford Chemicals business. The average interest rate was 4.8% for the year 2003 versus 4.3% in 2002.

     The provision for income taxes in 2003 resulted in an effective rate of 99.1% as compared with 24.3% in the same period of 2002. The combination of a loss due to the sale of Rutherford Chemicals, the Mylan settlement, and a geographic shift of forecasted income resulted in $21,487 of domestic deferred tax assets being deemed unlikely to be realized, and as such, a valuation allowance for this amount was recorded against
---------------
(dollars in thousands, except share data) these assets in the 2003 continuing operations tax provision. The deferred tax assets deemed unlikely to be realized for financial reporting purposes include foreign tax credit carry-forwards, carrying a five year life from inception, the tax benefit related to domestic net operating losses from continuing operations and research and experimentation tax credits that can be carried forward 20 years, and a credit related to a federal alternative minimum tax that can be carried forward indefinitely. The long carry-forward period for domestic net operating losses and the alternative minimum credit and expected improvements in domestic continuing operations may result in these tax benefits ultimately being realized, however, there is no assurance that such improvements can be achieved.

     The income from continuing operations in 2003 was $245, or $0.01 per diluted share versus $39,955, or $1.51 per diluted share in 2002. The 2003 income from continuing operations includes a charge of approximately $21,487 for the deferred tax valuation allowance and a $11,342 pretax charge for the Mylan settlement both discussed above. The 2002 results include $4,238 consisting of an asset impairment and other charges related to the closure of a small manufacturing facility and other severance charges and a $7,344 pre-tax charge for two investment impairments recorded in Other expense.

     In the third quarter 2003, the Company announced that an agreement to sell the Rutherford Chemicals business had been signed and on November 10, 2003 the transaction was completed. As a result, this business is being reported as a discontinued operation for all periods presented. The terms of sale resulted in a write-down of assets to fair value of approximately $53,098 which is based on the selling price, including fees associated with the transaction, subject to working capital and other adjustments. The Company is currently in negotiations with the buyer regarding the working capital adjustment which is not expected to be finalized until first quarter 2004. In 2003, loss on discontinued operations, net of tax was $(54,308) compared to $(6,546) in 2002. The 2003 results include the write-down of assets discussed above. The loss in 2002 includes pre-tax charges of $10,000 for Vitamin B-3 litigation and $10,849 for asset impairment and other charges, pretax benefits of $2,620 due to a favorable insurance settlement and $3,760 for a favorable arbitration settlement. In addition to the special items discussed above, the 2003 loss from discontinued operations increased due to unfavorable product mix and higher energy and raw material prices.

     The net (loss) income in 2003 was $(54,063), or $(2.07) per diluted share versus $33,409, or $1.26 per diluted share in the same period a year ago.

     The Company's independent auditors informed the Company that there were material weaknesses in the Company's internal controls relating to the adequacy of documentation and level of personnel within the Company's corporate tax department during the fourth quarter of 2003. The Company has and is taking several actions to remediate these weaknesses. Please refer to Item 9A for a more detailed description of this matter.

  2002 COMPARED TO 2001

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets. The effect of this adoption was to cease amortization of goodwill and certain indefinite-lived intangible assets. On an as adjusted basis to reflect FASB No. 142, 2001 net income would have been $33,354 versus the $25,312 reported in 2001.

     Gross sales in 2002 increased 10.6% to $394,430 from $356,555 in 2001.
Sales in Biopharma and Bioproducts increased 145.8% and 5.2%, respectively compared to 2001 while the Human Health sales were relatively flat. Gross sales were favorably impacted 2.2% due to the exchange rates reflecting a weaker U.S. dollar primarily versus the Euro and Swedish Krona.

     The Human Health Segment gross sales of $231,342 were $240 or 0.1% below 2001. Human Health sales were favorably impacted 2.9% due to exchange rates reflecting a weaker U.S. dollar. Sales decreased due primarily to lower sales of cardiovascular APIs due to customer inventory reductions and competitive pressures, lower sales of an antihistamine product due to fall off in customer demand and the effect of a

---------------
(dollars in thousands, except share data) smaller shipment of an anti-infective product for use in clinical trials. Also, feed additive sales were lower due to customer inventory management, and the impact of a customer bringing in-house the manufacture of a performance enhancing polymer product, as well as customer inventory build-ups of another performance enhancing polymer product. Partly offsetting these decreases were increased sales of a new amphetamine product used to treat attention deficit disorder, higher sales of gastrointestinal APIs to meet increased demand, continued growth of a pharmaceutical intermediate used in therapeutic treatment of end-state kidney disease, higher market share in imaging products worldwide, and higher sales of central nervous system API's due to increased worldwide demand.

     The Bioproducts Segment gross sales of $107,870 were $5,358 or 5.2% above 2001. Bioproducts sales were favorably impacted 2.0% due to exchange rates reflecting a weaker U.S. dollar. The increased sales were primarily due to higher sales of endotoxin protection products reflecting the impact of a more focused sales force and introduction of FDA compliant software in mid 2002, higher Media and Serum sales (primarily liquid form) due to market share gains in Europe and strong shipments of Normal Human Cells reflecting improved product supply and quality. These increases were partly offset by the impact of the sale of the In Vitro diagnostic cell business during the first quarter of 2002.

     The Biopharma Segment gross sales of $55,218 were $32,757 or 145.8% above 2001. The increase in sales is due primarily to the acquisitions of the two contract Biopharmaceutical process development and manufacturing businesses that make up this segment that were completed during the second half of 2001. Foreign currency had no impact on Biopharma sales.

     Export sales from the Company's domestic operations were $23,684 in 2002 compared to $20,934 in 2001. International sales from European operations totaled $207,082 in 2002 compared to $199,666 in 2001. The $394,430 of sales in 2002 consisted of $216,591, $150,180, $17,745 and $9,914 of sales to North
America, Europe, Asia and rest of world, respectively.

     Gross profit in 2002 was $177,718 compared to $157,972 in 2001. Gross margin in 2002 increased to 45.1% from 44.3% in 2001. The Bioproducts segment margins increased due to favorable product mix and higher volumes. This increase was partially offset by lower margins in the Biopharma segment due to under absorption of fixed costs. Overall, Human Health segment margins were down slightly due to lower volumes partially offset by favorable product mix, which was aided by the Company's hedging strategy and overall higher production at most European plants.

     Selling, general and administrative expenses as a percentage of gross sales were 21.7% in 2002 versus 22.5% for 2001 (20.2% on an as adjusted basis considering the adoption of SFAS No. 142.) Excluding the impact of FAS No. 142, higher administrative costs were due primarily to the impact of the second half 2001 Biopharmaceutical manufacturing acquisitions, a reduction of environmental accruals in the second quarter 2001, and higher insurance premiums and employee benefit expenses in 2002.

     Research and development expenses of $15,794 were 4.1% of gross sales in 2002, compared to $17,379 or 4.9% of gross sales in 2001, reflecting staff reductions and lower overall spending.

     The 2002 results include a pre-tax charge of $4,238 for asset impairment and other charges related to the closure of a small manufacturing facility and other severance expenses. The 2001 results include a pre-tax charge of $2,022 related to the closure of another small manufacturing facility.

     The operating profit in 2002 was $71,924, compared to $58,472 in 2001. The results reflect the increased sales in the Bioproduct and Biopharma segments and the reduced amortization expense as a result of the adoption of SFAS No. 142, partially offset by higher administration costs.

     Net interest expense of $11,264 in 2002 increased $662 from 2001 reflecting the higher average debt balance due to financing the 2001 acquisitions, partly offset by a lower average interest rate. The average interest rate was 4.3% in 2002 versus 5.2% in 2001.

---------------
(dollars in thousands, except share data)

     The provision for income taxes in 2002 resulted in an effective rate of 24.3% versus 27.4% in 2001. The decrease reflects the tax effect of the special charges, a change in geographic mix of income and the impact of the continuing R&D tax credit programs.

     The Company's income from continuing operations in 2002 was $39,955 or $1.51 per diluted share compared with $34,988 or $1.32 per diluted share in 2001. In addition to the pre-tax charges discussed above, the 2002 results included a $7,344 pre-tax charge for investment impairments recorded in Other expense.

     Due to the sale of the Rutherford Chemicals business during 2003, the Rutherford Chemicals business is being reported as a discontinued operation for all periods presented. Loss on discontinued operations, net of tax was ($6,546) in 2002 as compared to ($9,676) in 2001. The loss in 2002 includes pre-tax charges of $10,000 for Vitamin B-3 litigation, $10,849 for asset impairment and other charges, pre-tax benefits of $2,620 due to a favorable insurance settlement and $3,760 for a favorable arbitration settlement. The loss in 2001 includes pre-tax charge of $19,053 for restructuring and asset write-downs and $4,400 pre-tax charge for Vitamin B-3 litigation. Excluding the above items, loss on discontinued operations, net of tax, increased in 2002 primarily due to lower sales volume reflecting lower demand and timing of production campaigns for crop protection products, lower demand for certain performance enhancing chemicals, and continued weakness in the telecommunications and industrial coatings industries.

     The Company's net income in 2002 was $33,409 or $1.26 per diluted share compared to $25,312 or $0.96 per diluted share in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow from operations was $73,286 for the year ended December 31, 2003, down from $104,340 in 2002. The decrease in cash flow is due primarily to lower net income, net cash payments of $5,198 for settlement and legal costs associated with Vitamin B-3 litigation, $4,415 cash payment associated with the Mylan settlement, and insurance proceeds received in 2002 related to Rutherford Chemicals. Cash flows from investing activities in 2003 included proceeds from the sale of Rutherford Chemicals, net of expenses, of $50,215 and capital expenditures of $37,857. Cash flows from financing activities in 2003 of $60,588 included net repayments of debt of $56,253, payment of dividends of $3,100 and the purchase of treasury stock of $2,420, partially offset by $1,130 in proceeds from the exercise of stock options.

     Capital expenditures were $37,857, $40,443 and $30,161 in 2003, 2002 and 2001, respectively. In 2003, part of the funds were used for suite expansion at our Baltimore and Hopkinton sites, endotoxin detection and cell therapy manufacturing capabilities at our Walkersville site; R&D lab upgrades at our Milano site and new small scale production equipment for generic pharmaceuticals at our Charles City site.

     In November 2001, the Company entered into a $430,000 Syndicated Revolving Credit Agreement led by JPMorganChase as the Administrative Agent. The agreement consisted of a 364-day renewable senior revolving credit facility for $161,000 (the "364-Day Facility"), and a 5-year senior revolving credit facility of $268,750 (the "5-Year Agreement").

     In 2003, the Company elected not to renew the 364-Day Facility and this facility expired in November 2003. Concurrently, the 5-Year Agreement was amended with the addition of an "accordion feature" which, if utilized, will allow for the increase of the total commitments of up to $75,000.

     The 5-Year Agreement allows the Company to choose among various interest rate options and to specify the portion of the borrowing to be covered by specific interest rates. Under the 5-Year Agreement the interest rate options available to the Company are the following:

     1) U.S. Prime Rate,

     2) LIBOR plus an applicable margin that ranges from .575% to 1.20%, or

     3) Money Market rate plus an applicable margin that ranges from .575% to 1.20%.

---------------
(dollars in thousands, except share data)

     The applicable margin discussed above is based upon the ratio of consolidated funded indebtedness to consolidated modified EBITDA. The Company also pays a facility fee between .15% to .30% on the entire credit facility.

     The bank loan is collateralized by dividend and distribution rights associated with a pledge of a portion of stock that the Company owns in a foreign holding company. This foreign holding company owns certain of the Company's non-U.S. operating subsidiaries.

     As of December 31, 2003, there was $105,200 outstanding and $163,550 undrawn under the 5-year Agreement. Of the undrawn amount, $61,000 is available to be borrowed as of December 31, 2003 due to limits established in the Credit Agreement.

     The Agreement is subject to financial covenants requiring the Company to maintain certain levels of net worth, interest coverage ratio, leverage ratios and limitations on indebtedness. The Company complied with all covenants during 2003.

     In June 2003, the Company borrowed $75,000 in a private offering consisting of 7-year guaranteed senior Notes due in June 2010 with interest payments due semi-annually at an annual rate of 5.31%. During October 2003, the Company borrowed an additional $25,000 in a private offering consisting of 10-year guaranteed senior Notes due in October 2013 with interest payments due semi-annually at an annual rate of 7.05%. These Notes rank equal with the Company's other senior indebtedness and are collateralized by the same assets as the bank loan described above. The funds were used primarily to pay down existing bank debt and to provide Cambrex with longer term fixed rate debt.

     The 2003 and 2002 average interest rates were 4.8% and 4.3%, respectively.

     At December 31, 2003 our contractual obligations with initial or remaining terms in excess of one year were as follows:

                          TOTAL       2004      2005       2006       2007      2008+
                         --------    ------    ------    --------    ------    --------
Long Term Debt,
  including capital
  leases...............  $213,745    $1,376    $1,402    $106,617    $1,438    $102,912
Operating Leases.......    26,198     3,113     3,657       3,406     3,601      12,421
Purchase obligations...     8,095     1,886     1,020         913       913       3,363
Mylan Settlement.......     8,000     1,600     1,600       1,600     1,600       1,600
                         --------    ------    ------    --------    ------    --------
Contractual Cash
  Obligations..........  $256,038    $7,975    $7,679    $112,536    $7,552    $120,296
                         ========    ======    ======    ========    ======    ========

     See Notes #12 and #23 in the accompanying financial statements for additional information regarding our debt and other commitments.

     Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements. A key to our access to liquidity is the maintenance of our strong long-term credit ratings and ability to meet debt covenants to maintain certain levels of net worth, an interest coverage ratio and leverage ratios. The Company met all bank covenants during 2003 and does not anticipate any covenant compliance issues in the coming year. Management also believes that the Company will maintain its strong long-term credit ratings. Any events that change the status of our ability to meet debt covenants or maintain our credit ratings could adversely impact our ability to fund operations.

     Our forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, as well as other factors (see Risk Factors section of this document for further explanation of factors that may negatively impact our cash flows). Any change in the current status of these factors could adversely impact the Company's ability to fund operating cash flow requirements.

---------------
(dollars in thousands, except share data)

FINANCIAL INSTRUMENTS

     In the normal course of business, the Company uses a variety of techniques and instruments, including derivatives, as part of its overall risk management strategy to lower its exposure to market risks arising from adverse changes in interest rates and foreign currency exchange rates.

  Currency Risk Management

     The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by international operations which are primarily denominated in the U.S. Dollar, Euro, Swedish Krona and British Pound Sterling currencies. The Company currently uses foreign currency exchange forward contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The notional amount of these contracts at December 31, 2003 was $28,036. The Company estimates the forward contracts to be approximately 66% of the non-local currency exposure during the period. Unrealized foreign exchange contract losses do not subject the Company's actual results to risk as gains or losses on these contracts generally offset gains or losses on the transactions that are hedged.

     Given a scenario that the operating companies' non-local currency collections match their forecasts, and all exchange rates move 10% against their local currencies, no more than $2,100 of pre-tax profits for a twelve-month period would be at risk. This is based on unhedged risk of $21,008. This residual risk allows for an over-forecasting margin of error and prevents over hedging of actual operating risk. As of December 31, 2003, the non-local forecasted currency exposures were $86,766. Offsetting this exposure is forecasted U.S. Dollar inter-company payments from the combined European sites of $24,217. Of the remaining $62,549 forecasted exposure, $41,541 was partially hedged with major banks and through offsetting inter-company hedge contracts, thereby reducing the non-hedged risk to $21,008.

  Interest Rate Management

     Each of the interest rate options in the Revolving Credit Agreement includes floating rates. This arrangement has the advantage of making lower interest rates available in a declining rate market. However, it also exposes the Company to any upward swings in interest rates. For example, based on the Company's current net debt outstanding, an unexpected annual interest rate increase of 100 basis points (1%) could increase interest expense and thus decrease the Company's after-tax profitability by approximately $497.

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

     The Company has employed a plan to mitigate interest rate risk by entering into interest rate swap agreements to convert floating rates to fixed interest rates. As of December 31, 2003, the Company had eleven interest rate swaps in place with an aggregate notional value of $95,000, at an average fixed rate of 4.41%, and with varying maturity dates through the year 2006. The Company's strategy has been to cover a portion of outstanding bank debt with interest rate protection. At December 31, 2003, the coverage was approximately 90% of our variable interest rate debt.

ENVIRONMENTAL

     In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites ("Superfund sites"). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in other non-current liabilities of $4,900 and $4,542 at December 31, 2003 and December 31, 2002, respectively, for costs associated with the

---------------
(dollars in thousands, except share data) study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. The increase in the accrual is due to currency fluctuation of $458, partially offset by $100 in payments. Included in the liabilities mentioned above are environmental liabilities discussed in the "Sale of Rutherford Chemicals" section below. Based on currently available information and analysis, the Company's accrual represents management's best estimate of what it believes are the probable environmental cleanup related costs of a non-capital nature. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

LITIGATION

  Mylan Laboratories

     In late, 1998 the Company and its subsidiary Profarmaco S.r.l. (currently known as Cambrex Profarmaco Milano S.r.l., "Profarmaco") were named as defendants (along with Mylan Laboratories, Inc. ("Mylan") and Gyma Laboratories of America, Inc., Profarmaco's distributor in the United States) in a proceeding instituted by the Federal Trade Commission ("FTC") in the United States District Court for the District of Columbia (the "District Court"). The allegations arise from exclusive license agreements between Profarmaco and Mylan covering the drug master files for lorazepam and clorazepate, two active pharmaceutical ingredients ("APIs"). The FTC alleged violations of the Federal Trade Commission Act; including unlawful restraint of trade and conspiracy to monopolize markets for the APIs. A lawsuit making similar allegations against the same parties seeking injunctive relief and treble damages, was filed by the Attorneys General of 31 states in the District Court on behalf of those states and persons in those states who were purchasers of the generic pharmaceuticals.

     The same parties including the Company and Profarmaco have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of the APIs in generic form, making allegations similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

     On February 9, 2001, a federal court in Washington, DC entered an Order and Stipulated Permanent Injunction as part of a settlement of the FTC and Attorneys General's suits. Under these settlement documents Mylan agreed to pay over $140,000 on its own behalf and on behalf of most of the other defendant companies including Cambrex and Profarmaco. In the Order and Injunction, the settling defendants also agreed to monitor certain future conduct. Mylan had been fully covering the costs for the defense and indemnity of Cambrex and Profarmaco under certain obligations set forth in the license agreements. Cambrex agreed to cover separate legal defense costs incurred for Cambrex and Profarmaco on a going forward basis beginning August 1, 2000. The private litigation continues.

     On April 7, 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. Approximately $4,415 was paid in April 2003 in accordance with the agreement, with the remaining $8,000 to be paid over the next five years. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. As of December 31, 2003, the outstanding balance for this liability was $7,186.

  Vitamin B-3

     On May 14, 1998, the Company's Nepera subsidiary, a manufacturer and seller of niacinamide (Vitamin B-3), received a Federal Grand Jury subpoena for the production of documents relating to the
---------------
(dollars in thousands, except share data) pricing and possible customer allocation with regard to that product. The Company understands that the subpoena was issued as part of the Federal Government's ongoing anti-trust investigation into various business practices in the vitamin industry generally. In the fourth quarter of 1999, the Company reached a settlement with the Government concerning Nepera's alleged role in Vitamin B-3 violations from 1992 to 1995. On October 13, 2000, the Government settlement was finalized with Nepera entering into a voluntary plea agreement with the Department of Justice. Under this agreement, Nepera entered a plea of guilty to one count of price fixing and market allocation of Vitamin B-3 from 1992 to 1995 in violation of section one of the Sherman Act and agreed to pay a fine of $4,000. Under the plea agreement, Nepera was placed on probation for one year, which has ended. The fine was paid in February 2001. Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3.

     An accrual of $6,000 was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. Based on discussions with various plaintiffs counsel, as well as current estimates of expenditures for legal fees, an additional accrual of $4,400 was established in the fourth quarter of 2001. The Company believed that the current reserves would be sufficient to cover resolution of the remaining related litigation matters. However, during 2002, based on information developed during the year, the Company determined that the remaining litigation matters would be more costly than previously anticipated. Therefore, during 2002, the Company increased reserves by $10,000. The balance of this accrual as of December 31, 2003 was approximately $3,836. This accrual has been recorded in accrued liabilities.

     Litigation in the United States under the U.S. antitrust laws was commenced some years ago by a group of European purchasers. On motion by the Vitamin B-3 defendants, the District Court dismissed the litigation, under the long-standing rule that foreign purchasers cannot sue in U.S. courts under U.S. antitrust statutes. Recently, the Federal Circuit Court reversed the District Court's decision. The Vitamin B-3 defendants, supported by the U.S. Department of Justice, appealed to the United States Supreme Court and the hearing is currently scheduled for April 2004. The Company strongly believes that the claim should be dismissed, however, the Circuit Court's decision is so unusual that we cannot predict the disposition of this matter.

  Mallinckrodt

     During February 1999, the Company's Charles City facility ("CCC") sold several batches of 5-NIPA, an x-ray contrast media raw material, to Mallinckrodt, Inc. In April 1999, Mallinckrodt verbally notified CCC that some of the 5-NIPA batches appeared to be out of specification. CCC requested that Mallinckrodt cease production and return the product for refund or replacement. CCC's quality control tests indicated that the material met the agreed specification, but CCC was ready to issue a credit to Mallinckrodt upon return of the questionable material. Nevertheless, it appears that Mallinckrodt continued to use the material.

     In August 1999, Mallinckrodt issued CCC a schedule that summarized the total costs allegedly incurred by Mallinckrodt related to the questionable 5-NIPA in the amount of approximately $4,800. On July 13, 2000, Mallinckrodt sent CCC a letter claiming that CCC breached its supply agreement by delivering contaminated 5-NIPA to Mallinckrodt and claiming damages for its costs. We responded that, among other things, CCC delivered in-specification material and did not breach the supply agreement. On October 2, 2000, Mallinckrodt filed suit in United States District Court in St. Louis, Missouri alleging, among other things, that CCC breached the supply agreement and claiming significant damages. On December 27, 2000, we filed our answer, denying Mallinckrodt's claims.

     Mediation was held in June 2003 but was unsuccessful. A second mediation occurred on November 12, 2003; we did not reach agreement, but continued discussing settlement as we prepared for trial, which had been scheduled for early January 2004. On December 16, 2003, we reached a settlement with Mallinckrodt for $3,200 which has subsequently been paid. The Company has a $1,000 deductible under its insurance policy. The Company exhausted a majority of the deductible through the costs of defense which had been previously reserved. The Company has subsequently been reimbursed approximately $3,000 by its insurance carrier.

---------------
(dollars in thousands, except share data)

  Sale of Rutherford Chemicals

     The Company entered into an agreement for the sale of its Rutherford Chemicals business and completed this transaction on November 10, 2003, subject to working capital adjustments. Under the agreement, the Company provided standard representations and warranties concerning the business, operations, liabilities and financial condition of the Rutherford Chemicals Business. Most of such representations and warranties will survive for a period of thirty days after the Buyer's preparation of its audited financial statements for year-end 2004. Therefore, claims for breaches of such representations would have to be brought during that time frame. Certain specified representations and warranties, such as those relating to employee benefit matters, will survive for longer periods. Under the agreement, the Company has indemnified the Buyer for breaches of representations and warranties, such indemnification is subject to a deductible and a cap at a percentage of the purchase price.

     The Company has retained the liabilities associated with existing general litigation matters, including Vitamin B-3 as stated above. With respect to certain pre-closing environmental matters, the Company retains the responsibility for (i) certain existing matters; including violations and off-site liabilities and (ii) completing the on-going remediation at the New York facility. Further, as a result of the sale of the Bayonne, New Jersey facility, the obligation to investigate site conditions and conduct required remediation under the provisions of the New Jersey Industrial Site Recovery Act was triggered; and the Company has retained the responsibility for completion of any such investigation and remediation. With respect to all other pre-closing environmental liabilities, whether known or unknown, the Buyer is responsible for the management of potential future matters; however, the Buyer and the Company may share the costs of associated remediation with respect to such potential future matters, subject to certain limitations defined in the agreement to the sale.

  Class Action Matter

     In mid-October, 2003, the Company was notified of a securities class action lawsuit filed against Cambrex and five former and current Company officers. To date, five class action suits have been filed with the New Jersey Federal District Court and we have been served with process in several of the cases. The original and later lawsuits were brought as class actions in the names of purchasers of the Company's common stock from October 21, 1998 through July 25, 2003. The complaints allege that the Company failed to disclose in timely fashion the January 2003 accounting restatement and subsequent SEC investigation, as well as the loss of a significant contract at the Baltimore facility.

     Under the rules applicable to class action litigation, the various plaintiffs appeared in Federal Court on January 12, 2004, and the Court designated the lead plaintiff and selected counsel to represent the class. The plaintiff has sixty (60) days to amend the complaint. The Company will have a further forty-five (45) days to file a motion to dismiss. We consider the complaints to be substantially without merit and will vigorously defend against them.

  Securities and Exchange Commission

     The Securities and Exchange Commission ("SEC") is currently conducting an investigation into the Company's inter-company accounting issue. The investigation began in the first half of 2003 after the Company voluntarily disclosed certain matters related to inter-company accounts for the five year period ending December 31, 2001 that resulted in the restatement of the Company's financial statements for those years. To Cambrex's knowledge, the investigation is limited to this inter-company accounting matter, and the Company does not expect further revisions to its historical financial statements relating to these issues. The Company is fully cooperating with the SEC.

---------------
(dollars in thousands, except share data)

  Other

     The Company enters into standard indemnification agreements in the ordinary course of business including contract provisions for indemnification protecting its customers and suppliers against third party liability for manufacture and sale of Company products that fail to meet product specifications and contract provisions for indemnification protecting licensees against intellectual property infringement related to licensed Company technology or processes. Due to the lack of historical obligations related to these items and the existence of associated insurance coverage, the Company has no liabilities recorded for these items as of December 31, 2003.

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

     The Company believes the estimated fair value of the above indemnification agreements is minimal, and as such, the Company has no liabilities recorded for these agreements as of December 31, 2003.

     While it is not possible to predict with certainty the outcome of the above litigation and other matters and various other lawsuits, it is the opinion of management that the ultimate resolution of these proceedings should not have a material adverse effect on the Company's results of operations, cash flows and financial position. These matters, if resolved in an unfavorable manner, could have a material effect on the operating results and cash flows when resolved in a future reporting period.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

  Accounting for Asset Retirement Obligations

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and was adopted by the Company on January 1, 2003. Adoption of SFAS 143 did not have any effect on the Company's consolidated financial position or results of operations as it has determined its long-lived assets have indeterminate future lives.

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

  Accounting for Costs Associated with Exit or Disposal Activities

     In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task
---------------
(dollars in thousands, except share data)

Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3, and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Any charges associated with future restructuring programs will be recorded in accordance with SFAS 146. This will spread the recognition of the restructuring expenses over a number of accounting periods as compared to EITF 94-3.

  Accounting for Stock-Based Compensation -- Transition and Disclosure

     In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"). This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employees compensation from the intrinsic method. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. SFAS 148's amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148 as of December 31, 2002, and will continue to use the intrinsic value method of APB 25.

  Amendment of Statement 133 on Derivative Instruments and Hedging Activities

     On April 30, 2003 the FASB issued SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amends SFAS 133. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, it also clarifies when a derivative contains a financing component and amends the definition of an underling to conform it to language used in FASB Interpretation No. 45. This statement is effective for contracts entered into or modified after June 30, 2003, except for those provisions of this Statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003. Adoption of SFAS 149 did not have any effect on the Company's consolidated financial position or results of operations.

  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

     In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. This statement requires that mandatory redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares be classified as liabilities. SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Statement did not have any effect on the Company's results.

  Guarantor's Accounting and Disclosure Requirements for Guarantees

     In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") was issued. FIN 45
---------------
(dollars in thousands, except share data) elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The required disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have any effect on the Company's consolidated financial position or results of operations.

  Consolidation of Variable Interest Entities

     In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company in its fourth quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The Company has reviewed FIN 46 and determined its impact did not have an effect on the Company's financial position or results of operations.

     In December 2003, the FASB issued FIN 46R which requires the application of either FIN 46 or FIN 46R by public entities created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 by public entities were already required to be analyzed under FIN 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R will be applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004.

  Employer's Disclosure about Pensions and Other Postretirement Benefits

     In December 2003, the FASB published a revision to SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 132R requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 remain in effect until the provisions of SFAS No. 132R are adopted. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. The Company is in compliance with SFAS No. 132R.

     On January 12, 2004, the FASB issues Staff Position (FSP) 106-1 which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Company has elected to defer the accounting effects of this act. As a result, any measures of the plan APBO or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan and specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

  Accounting for Revenue Arrangements with Multiple Deliverables

     In January 2003, the Emerging Issues Task Force ("EITF") released EITF 00-21: "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services. EITF 00-21 is effective for revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The Company is in compliance with this EITF.

---------------
(dollars in thousands, except share data)

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. SAB 104 supersedes SAB 101, Revenue Recognition in Financial Statements to include the guidance from Emerging Issues Task Force EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a material effect on the Company's consolidated results of operations or financial position.

FORWARD-LOOKING STATEMENTS

     This document may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3B-6 under The Securities Exchange Act of 1934, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities. These statements may be identified by the fact that they use words such as "expects," "anticipates," "intends," "estimates," "believes" or similar expressions in connection with any discussion of future financial and operating performance. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-K. The forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including but not limited to factors that could affect the Company's forward-looking statements relating to the resolution of the material weaknesses in internal controls discussed in Item 9A of this Annual Report including, among other things: the Company's ability to fully resolve the weaknesses during the three to six month period from the date of filing of this Annual Report; the Company's ability to identify and retain qualified and experienced personnel on both a short and long term basis in its tax department; the Company's ability to design and maintain policies and procedures which enable the Company to avoid any reoccurrence of the matters which gave rise to the material weaknesses; the Company's ability to implement policies and procedures including documentation that meets the internal control over financial reporting requirements of the rules adopted by the Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the risks and other factors described under the caption "Risk Factors That May Affect Future Results" in this Form 10-K, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and/or regulations (particularly environmental issues), tax rate, technology, manufacturing and legal issues, unfavorable results shipments, changes in foreign exchange rates, performance of minority investments, un-collectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, and lack of suitable raw materials or packaging materials. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

---------------
(dollars in thousands, except share data)

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

                                                                PAGE NUMBER
                                                              (IN THIS REPORT)
                                                              ----------------
Report of Independent Auditors..............................         43
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................         44
Consolidated Income Statements for the Years Ended December
  31, 2003, 2002 and 2001...................................         45
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2003, 2002 and 2001..............         46
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003, 2002 and 2001..........................         47
Notes to Consolidated Financial Statements..................         48
Consolidated Quarterly Financial Data (unaudited) for the
  Years Ended December 31, 2003 and 2002....................         88

     The consolidated financial statements and financial statement schedule are filed pursuant to Item 15 of this report.

---------------
(dollars in thousands, except share data)

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Cambrex Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index on page 42 present fairly, in all material respects, the financial position of Cambrex Corporation and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

     As discussed in Note 2, the 2002 consolidated financial statements have been restated.

/s/: PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
February 27, 2004

                      CAMBREX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2003         2002
                                                              --------    ----------
                                                                          (RESTATED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 64,294     $ 33,296
  Trade receivables, less allowances of $3,281 and $1,672 at
     respective dates.......................................    58,324       58,132
  Inventories, net..........................................    82,013       74,430
  Deferred tax assets.......................................     8,757        7,712
  Assets of discontinued operations -- short term...........        --       57,838
  Prepaid expenses and other current assets.................    16,294       16,450
                                                              --------     --------
          Total current assets..............................   229,682      247,858
Property, plant and equipment, net..........................   269,147      239,944
Goodwill....................................................   220,742      214,354
Other intangible assets, net................................    51,391       50,570
Assets of discontinued operations -- long term..............        --       74,419
Other assets................................................     7,541        8,138
                                                              --------     --------
          Total assets......................................  $778,503     $835,283
                                                              ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 35,326     $ 27,921
  Accrued liabilities.......................................    54,522       46,565
  Liabilities of discontinued operations....................        --       16,684
  Short-term debt and current portion of long-term debt.....     1,376        2,364
                                                              --------     --------
Total current liabilities...................................    91,224       93,534
Long-term debt..............................................   212,369      267,434
Deferred tax liabilities....................................    29,196       20,721
Other non-current liabilities...............................    49,084       42,640
                                                              --------     --------
          Total liabilities.................................  $381,873     $424,329
Commitments and contingencies (see Notes 23 and 24)
Stockholders' equity:
  Common Stock, $.10 par value; issued 28,471,652 and
     28,323,059 shares at respective dates..................  $  2,847     $  2,832
  Additional paid-in capital................................   206,256      203,444
  Retained earnings.........................................   205,787      262,950
  Treasury stock, at cost; 2,614,910 and 2,487,247 shares at
     respective dates.......................................   (22,101)     (19,841)
  Deferred compensation.....................................    (1,616)      (1,561)
  Accumulated other comprehensive loss......................     5,457      (36,870)
                                                              --------     --------
          Total stockholders' equity........................   396,630      410,954
                                                              --------     --------
          Total liabilities and stockholders' equity........  $778,503     $835,283
                                                              ========     ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               2003         2002         2001
                                                             --------    ----------    --------
                                                                         (RESTATED)
Gross sales................................................  $405,591     $394,430     $356,555
  Commissions and allowances...............................     3,780        3,194        3,653
                                                             --------     --------     --------
Net sales..................................................   401,811      391,236      352,902
  Other revenues...........................................     8,833        7,830        3,928
                                                             --------     --------     --------
Net revenues...............................................   410,644      399,066      356,830
  Cost of goods sold.......................................   248,238      221,348      198,858
                                                             --------     --------     --------
Gross profit...............................................   162,406      177,718      157,972
  Selling, general and administrative expenses.............    95,117       85,762       80,099
  Research and development expenses........................    17,123       15,794       17,379
  Legal settlement.........................................    11,342           --           --
  Asset impairment and other charges.......................        --        4,238        2,022
                                                             --------     --------     --------
Operating profit...........................................    38,824       71,924       58,472
Other (income) expenses
  Interest income..........................................    (1,164)        (946)        (967)
  Interest expense.........................................    13,004       12,210       11,569
  Other -- net.............................................       139        7,890         (323)
                                                             --------     --------     --------
Income before income taxes.................................    26,845       52,770       48,193
Provision for income taxes.................................    26,600       12,815       13,205
                                                             --------     --------     --------
Income from continuing operations..........................  $    245     $ 39,955     $ 34,988
Discontinued operations:
Loss from discontinued operations..........................   (54,341)      (8,933)     (13,467)
Income tax benefit.........................................       (33)      (2,387)      (3,791)
                                                             --------     --------     --------
Loss from discontinued operations..........................   (54,308)      (6,546)      (9,676)
                                                             --------     --------     --------
Net (loss)/income..........................................  $(54,063)    $ 33,409     $ 25,312
                                                             ========     ========     ========
Basic earnings (loss) per share
  Income from continuing operations........................  $   0.01     $   1.54     $   1.36
  Loss from discontinued operations........................  $  (2.11)    $  (0.25)    $  (0.37)
                                                             --------     --------     --------
  Net (loss)/income........................................  $  (2.10)    $   1.29     $   0.99
Diluted earnings (loss) per share
  Income from continuing operations........................  $   0.01     $   1.51     $   1.32
  Loss from discontinued operations........................  $  (2.08)    $  (0.25)    $  (0.36)
                                                             --------     --------     --------
  Net (loss)/income........................................  $  (2.07)    $   1.26     $   0.96
Weighted average shares outstanding:
  Basic....................................................    25,775       25,954       25,648
  Diluted..................................................    26,174       26,520       26,495

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                           COMMON STOCK
                                      ----------------------   ADDITIONAL
                                        SHARES     PAR VALUE    PAID-IN     RETAINED     DEFERRED     TREASURY   COMPREHENSIVE
                                        ISSUED      ($.10)      CAPITAL     EARNINGS   COMPENSATION    STOCK     INCOME/(LOSS)
                                      ----------   ---------   ----------   --------   ------------   --------   --------------
BALANCE AT DECEMBER 31, 2000........  27,433,170    $2,769      $181,698    $210,421     $     0      $(13,010)
                                      ----------    ------      --------    --------     -------      --------
  Comprehensive income/(loss)
    Net Income......................                                          25,312                                $ 25,312
    Other comprehensive
      income/(loss)
      Foreign currency translation
        adjustments.................                                                                                 (17,776)
      Unrealized losses on hedging
        contracts, net of tax
        benefit of $697.............                                                                                  (1,770)
      Minimum pension liability
        adjustment, net of tax
        benefit of $469.............                                                                                    (791)
                                                                                                                    --------
    Other comprehensive
      income/(loss).................                                                                                 (20,337)
                                                                                                                    --------
  Comprehensive income..............                                                                                $  4,975
                                                                                                                    ========
  Cash dividends at $0.12 per
    share...........................                                          (3,075)
  Exercise of stock options.........     574,655        54        11,016                                (3,901)
  Tax benefit of stock options
    exercised.......................                               5,034
                                      ----------    ------      --------    --------     -------      --------
BALANCE AT DECEMBER 31, 2001........  28,007,825    $2,823      $197,748    $232,658     $     0      $(16,911)
  Comprehensive income/(loss)
    Net Income as restated..........                                          33,409                                  33,409
    Other comprehensive
      income/(loss)
      Foreign currency translation
        adjustments.................                                                                                  38,865
      Unrealized losses on hedging
        contracts, net of tax
        benefit of $928.............                                                                                  (1,246)
      Minimum pension liability
        adjustment, net of tax
        benefit of $2,891...........                                                                                  (3,269)
                                                                                                                    --------
    Other comprehensive
      income/(loss) as restated.....                                                                                  34,350
                                                                                                                    --------
  Comprehensive income..............                                                                                $ 67,759
                                                                                                                    ========
  Cash dividends at $0.12 per
    share...........................                                          (3,117)
  Purchase of treasury stock........                                                                    (5,549)
  Retirement of treasury stock......     (65,100)       (7)       (2,282)                                2,289
  Exercise of stock options.........     341,200        16         5,033
  Tax benefit of stock options
    exercised.......................                               1,662
  Other.............................      39,134                   1,283                  (1,561)          330
                                      ----------    ------      --------    --------     -------      --------
BALANCE AT DECEMBER 2002 AS
  RESTATED..........................  28,323,059    $2,832      $203,444    $262,950     $(1,561)     $(19,841)
  Comprehensive income/(loss)
    Net (loss)......................                                         (54,063)                                (54,063)
    Other comprehensive
      income/(loss)
      Foreign currency translation
        adjustments.................                                                                                  41,340
      Unrealized gains on hedging
        contracts, net of tax
        expense of $52..............                                                                                   2,532
      Minimum pension liability
        adjustment, net of tax
        expense of $0...............                                                                                  (1,545)
                                                                                                                    --------
    Other comprehensive (loss)......                                                                                  42,327
                                                                                                                    --------
  Comprehensive income..............                                                                                $(11,736)
                                                                                                                    ========
  Cash dividends at $0.12 per
    share...........................                                          (3,100)
  Purchase of treasury stock........                                                                    (2,420)
  Exercise of stock options.........     122,750        12         1,118
  Other.............................      25,843         3         1,694                     (55)          160
                                      ----------    ------      --------    --------     -------      --------
BALANCE AT DECEMBER 2003............  28,471,652    $2,847      $206,256    $205,787     $(1,616)     $(22,101)
                                      ==========    ======      ========    ========     =======      ========

                                       ACCUMULATED
                                          OTHER            TOTAL
                                      COMPREHENSIVE    STOCKHOLDERS'
                                      INCOME/(LOSS)        EQUITY
                                      --------------   --------------
BALANCE AT DECEMBER 31, 2000........     $(50,883)        $330,995
                                         --------         --------
  Comprehensive income/(loss)
    Net Income......................                        25,312
    Other comprehensive
      income/(loss)
      Foreign currency translation
        adjustments.................
      Unrealized losses on hedging
        contracts, net of tax
        benefit of $697.............
      Minimum pension liability
        adjustment, net of tax
        benefit of $469.............
    Other comprehensive
      income/(loss).................      (20,337)         (20,337)
  Comprehensive income..............
  Cash dividends at $0.12 per
    share...........................                        (3,075)
  Exercise of stock options.........                         7,169
  Tax benefit of stock options
    exercised.......................                         5,034
                                         --------         --------
BALANCE AT DECEMBER 31, 2001........     $(71,220)        $345,098
  Comprehensive income/(loss)
    Net Income as restated..........                        33,409
    Other comprehensive
      income/(loss)
      Foreign currency translation
        adjustments.................
      Unrealized losses on hedging
        contracts, net of tax
        benefit of $928.............
      Minimum pension liability
        adjustment, net of tax
        benefit of $2,891...........
    Other comprehensive
      income/(loss) as restated.....       34,350           34,350
  Comprehensive income..............
  Cash dividends at $0.12 per
    share...........................                        (3,117)
  Purchase of treasury stock........                        (5,549)
  Retirement of treasury stock......                            --
  Exercise of stock options.........                         5,049
  Tax benefit of stock options
    exercised.......................                         1,662
  Other.............................                            52
                                         --------         --------
BALANCE AT DECEMBER 2002 AS
  RESTATED..........................     $(36,870)        $410,954
  Comprehensive income/(loss)
    Net (loss)......................                       (54,063)
    Other comprehensive
      income/(loss)
      Foreign currency translation
        adjustments.................
      Unrealized gains on hedging
        contracts, net of tax
        expense of $52..............
      Minimum pension liability
        adjustment, net of tax
        expense of $0...............
    Other comprehensive (loss)......       42,327           42,327
  Comprehensive income..............
  Cash dividends at $0.12 per
    share...........................                        (3,100)
  Purchase of treasury stock........                        (2,420)
  Exercise of stock options.........                         1,130
  Other.............................                         1,802
                                         --------         --------
BALANCE AT DECEMBER 2003............     $  5,457         $396,630
                                         ========         ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
                                                                         (RESTATED)
Cash flows from operating activities:
  Net (loss) income.........................................  $ (54,063)  $  33,409   $  25,312
  Depreciation and amortization.............................     35,834      30,838      37,418
  Asset impairments.........................................         --       9,033       3,600
  Deferred income tax provision.............................      8,005      (7,973)     (6,524)
  Changes in assets and liabilities (net of assets and
    liabilities acquired):
    Mylan settlement, net of cash settlements...............      7,186          --          --
    Vitamin B-3 provision, net of cash payments.............     (5,198)      4,688        (954)
    Trade receivables.......................................      5,030      (1,614)     (4,595)
    Inventories.............................................      1,017        (952)     (5,034)
    Prepaid expenses and other current assets...............      1,244      (2,311)      2,166
    Accounts payable and accrued liabilities................     10,200      10,483     (12,339)
    Income taxes payable....................................     (2,741)     (4,981)      6,004
    Other non-current assets and liabilities................      1,595       1,635      (1,268)
Discontinued operations:
  Non-cash charges and changes in operating assets and
    liabilities.............................................     12,079      21,458      (6,670)
  Writedown of assets held for sale.........................     53,098          --          --
  Asset impairments and other charges.......................         --      10,627      18,070
                                                              ---------   ---------   ---------
  Net cash provided from operating activities...............     73,286     104,340      55,186
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Capital expenditures......................................    (37,857)    (40,443)    (30,161)
  Acquisition of businesses (net of cash acquired)..........         --          --    (146,640)
  Other investing activities................................     (1,548)      1,278         390
Discontinued operations:
  Capital expenditures, net of insurance proceeds...........        671      (9,860)    (12,787)
  Proceeds from sale of Rutherford Chemicals................     50,215          --          --
                                                              ---------   ---------   ---------
  Net cash provided from (used in) investing activities.....     11,481     (49,025)   (189,198)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Dividends.................................................     (3,100)     (3,117)     (3,075)
  Net (decrease) increase in short-term debt................     (1,071)     (2,737)      1,174
  Long-term debt activity (including current portion):
    Borrowings..............................................    359,611      60,800     284,232
    Repayments..............................................   (414,793)   (103,964)   (152,399)
  Proceeds from the stock options exercised.................      1,130       5,049      11,016
  Purchase of treasury stock................................     (2,420)     (5,549)     (3,901)
  Other.....................................................         55         282          55
                                                              ---------   ---------   ---------
    Net cash (used in) provided by financing activities.....    (60,588)    (49,236)    137,102
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash.....................      6,819       3,521      (1,115)
                                                              ---------   ---------   ---------
Net increase in cash and cash equivalents...................     30,998       9,600       1,975
Cash and cash equivalents at beginning of year..............     33,296      23,696      21,721
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $  64,294   $  33,296   $  23,696
                                                              =========   =========   =========
Supplemental disclosure:
  Interest paid, net of capitalized interest................  $  11,725   $  11,905   $  11,637
  Income taxes paid.........................................  $  18,107   $  18,512   $  24,919
Non-cash transactions:
  Additional minimum pension liability eliminated from
    stockholders' equity....................................  $  (1,224)  $  (6,920)  $  (1,260)
  Liabilities assumed in connection with acquisition........  $      --   $      --   $  18,970

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(1) THE COMPANY

     Cambrex Corporation and Subsidiaries (the "Company" or "Cambrex") primarily provides products and services worldwide to the life sciences industry. As discussed in Note #14, on November 10, 2003, the sale of Rutherford Chemicals was completed and accordingly, the business comprising the Rutherford Chemicals segment is being reported as a discontinued operation in all periods presented. The Company operates in three segments, Human Health, Bioproducts and Biopharma.

(2) RESTATEMENT OF FINANCIAL RESULTS

     Cambrex Corporation restated its results for the second quarter 2002. This restatement resulted from a reassessment of the carrying value of an equity investment in a privately held emerging biotechnology company. The Company concluded that $4.3 million of the investment should have been impaired as of the second quarter 2002 and the remaining $0.7 million should have been initially classified as an intangible asset related to a licensing agreement entered into concurrent with the equity investment. The impairment charge of $4.3 million was recorded in Other expense and a related $1.5 million tax benefit was recorded in Provision for income taxes and as a deferred tax asset. Net income and total stockholders' equity decreased by $2.8 million. This restatement did not have an effect on the Company's cash flows.

     A summary of the effects of the restatement on the accompanying Consolidated Income Statements and Consolidated Balance Sheet follows:

  Consolidated Income Statement

                                                        YEAR ENDED
                                                     DECEMBER 31, 2002
                                                   ---------------------
                                                       AS
                                                   PREVIOUSLY      AS
                                                   REPORTED*    RESTATED
                                                   ----------   --------
Other expense....................................   $ 3,545     $ 7,890
Income before income taxes.......................    57,115      52,770
Provision for income taxes.......................    14,336      12,815
Income from continuing operations................    42,779      39,955
Net income.......................................    36,233      33,409
Basic EPS:
  Income from continuing operations..............   $  1.65     $  1.54
  Net income.....................................   $  1.40     $  1.29
Diluted EPS:
  Income from continuing operations..............   $  1.61     $  1.51
  Net income.....................................   $  1.37     $  1.26

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) RESTATEMENT OF FINANCIAL RESULTS -- (CONTINUED)

  Consolidated Balance Sheet

                                                  AS OF DECEMBER 31, 2002
                                                  -----------------------
                                                      AS
                                                  PREVIOUSLY       AS
                                                   REPORTED*    RESTATED
                                                  -----------   ---------
Other intangible assets, net....................   $ 49,910     $ 50,570
Other assets....................................     13,143        8,138
Total assets....................................    839,628      835,283
Deferred tax liabilities........................     22,242       20,721
Total liabilities...............................    425,850      424,329
Retained earnings...............................    265,774      262,950
Total stockholders' equity......................   $413,778     $410,954

---------------

* Reflects discontinued operation and other reclassifications

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

     When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operating expenses. Interest is capitalized in connection with the construction and acquisition of assets. The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset's estimated useful life. Total interest capitalized in connection with ongoing construction activities in 2003, 2002 and 2001 amounted to $53, $1,041 and $1,482, respectively.

  Goodwill and Intangible Assets

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

     The Company continually evaluates the reasonableness of its amortization of intangibles. If it becomes probable that expected future undiscounted cash flows associated with intangible assets are less than their carrying value, the assets are written down to their fair value. On January 1, 2002 the Company adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." SFAS 142 applies to all goodwill and intangibles determined to have indefinite lives. Goodwill and indefinite lived intangibles will not be amortized but will be tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

 Impairment of Long-Lived Assets

     The Company assesses the impairment of its long-lived assets under SFAS 144, including intangible assets, and property, plant and equipment, whenever economic events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Long lived assets are considered to be impaired when the sum of the undiscounted expected future operating cash flows is less than the carrying amounts of the related assets.

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

 Service Revenue

     The Company's contract manufacturing business records revenue as services are performed. In 2003 the Company entered into a contract that contains milestone based payments. Revenue would be based on the cost of efforts (since the contract's commencement) up to the reporting date, divided by the total expected contractual costs (from the contract's commencement to the end of the development arrangement), multiplied by the total expected contractual payments under the arrangement. However, revenue would be limited to the amount of nonrefundable cash payments received and the subsequent milestone payments that have become due and payable at the reporting date.

 Income Taxes

     Deferred income taxes reflect the differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws currently enacted.

     The Company and its eligible subsidiaries file a consolidated U.S. income tax return. Certain subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. income tax return. U.S. income taxes are provided on a repatriation of a portion of accumulated foreign earnings and consider applicable foreign tax credits. The repatriation of dividends occurred due to an expected tax law change, and there is no plan to repatriate dividends in the future. Cambrex has adopted a policy to indefinitely reinvest the unremitted earnings of certain non-U.S. subsidiaries, and as such, separate provisions for income taxes have been determined for these entities and U.S. taxes have not been provided on their unremitted earnings. At December 31, 2003, the cumulative amount of unremitted earnings of non-U.S. subsidiaries was $47,056.

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

 Foreign Currency

     The functional currency of the Company's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses relating to transactions of a long-term investment nature are accumulated in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the results of operations as a component of other revenues in the Consolidated Income Statement. Foreign currency net transaction gain (losses) were $2,600, $1,083 and ($1,876) in 2003, 2002 and 2001, respectively.

 Earnings Per Common Share

     All diluted earnings per share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method.

     Earnings per share calculations are as follows:

                                                            FOR THE YEARS ENDED,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------    -------    -------
                                                                 (RESTATED)
Numerator:
Income from continuing operations available to common
  stockholders.......................................  $    245    $39,955    $34,988
(Loss) income from discontinued operations available
  to common stockholders.............................   (54,308)    (6,546)    (9,676)
                                                       --------    -------    -------
(Loss)/income available to common stockholders.......  $(54,063)   $33,409    $25,312
                                                       ========    =======    =======
Denominator:
Basic weighted average shares outstanding............    25,775     25,954     25,648
Effect of dilutive stock options.....................       399        566        847
                                                       --------    -------    -------
Diluted weighted average shares outstanding..........    26,174     26,520     26,495
(Loss) Earnings per share (basic):
Income from continuing operations....................  $   0.01    $  1.54    $  1.36
(Loss) income from discontinuing operations..........  $  (2.11)   $ (0.25)   $ (0.37)
                                                       --------    -------    -------
Net (loss)/income....................................  $  (2.10)   $  1.29    $  0.99
                                                       ========    =======    =======
(Loss) Earnings per share (diluted):
Income from continuing operations....................  $   0.01    $  1.51    $  1.32
(Loss) income from discontinued operations...........  $  (2.08)   $ (0.25)   $ (0.36)
                                                       --------    -------    -------
Net (loss)/income....................................  $  (2.07)   $  1.26    $  0.96
                                                       ========    =======    =======

     For the year ended December 31, 2003, 2002 and 2001, approximately 2,096,000, 1,223,000, and 416,000 shares respectively, were not included in the diluted EPS calculation because the option price was greater than the market price.

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

  Stock Based Compensation

     At December 31, 2003, the Company has seven stock-based employee compensation plans currently in effect, which are described more fully in Note #16. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost related to the stock option plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                           YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2003         2002        2001
                                                       --------    ----------    -------
                                                                   (RESTATED)
Net (loss) income, as reported.......................  $(54,063)    $33,409      $25,312
Deduct: stock-based compensation expenses determined
  using fair value method, net of tax effects in 2002
  and 2001...........................................    (4,981)     (1,714)      (6,994)
                                                       --------     -------      -------
Proforma net (loss) income...........................  $(59,044)    $31,695      $18,318
(Loss) earnings per share:
  Basic - as reported................................  $  (2.10)    $  1.29      $  0.99
  Basic - proforma...................................  $  (2.29)    $  1.22      $  0.71
  Diluted - as reported..............................  $  (2.07)    $  1.26      $  0.96
  Diluted - proforma.................................  $  (2.26)    $  1.20      $  0.69

     The pro forma compensation expense of $4,981, $1,714, and $6,994 for 2003, 2002 and 2001, respectively, was calculated based on the fair value, net of tax, of each option primarily using the Black-Scholes option-pricing model for non-performance options and a path dependent model for performance options, with the following assumptions for 2003, 2002 and 2001, respectively: (i) average dividend yield of 0.57%, 0.30% and 0.30% (ii) expected volatility of 40.81%, 33.77% and 30.28%, (iii) risk-free interest rate ranging from 2.75% to 3.95%, 3.84% to 4.84%, and 3.86% to 5.13%, and (iv) expected life of 4-7 years.

     In May 2003, the Chief Executive Officer was granted 150,000 incentive stock appreciation rights. These rights vest if Cambrex stock trades at an average price of $25 or higher for 20 consecutive days prior to his retirement. Upon vesting, the employee is entitled to a cash settlement representing the difference in value between the closing price of Cambrex stock on the day of the grant, which was $19.30, and the closing price of Cambrex stock on the day the rights are exercised. These rights terminate one year after the employee's retirement. In the fourth quarter of 2003, these rights vested and the Company recorded compensation expense of approximately $900. These rights will be marked to market until the rights are exercised or expire with the amount being recorded as compensation expense or benefit in the applicable period.

  Comprehensive income

     SFAS 130, "Reporting Comprehensive Income," requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders' equity, to be included in other comprehensive income (loss). Included within accumulated other comprehensive (loss) income for the Company are foreign currency translation adjustments, changes in the fair value related to derivative

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

instruments classified as cash flow hedges, net of related tax benefit, and changes in the minimum pension liability, net of related tax benefit. Total comprehensive income (loss) for the years ended 2003, 2002 and 2001 is included in the Statement of Stockholders' Equity.

     The components of Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity are as follows:

                                                       2003        2002        2001
                                                      -------    --------    --------
Foreign currency translation........................  $12,880    $(28,460)   $(67,325)
Unrealized losses on hedging contracts..............     (484)     (3,016)     (1,770)
Minimum pension liability...........................   (6,939)     (5,394)     (2,125)
                                                      -------    --------    --------
                                                      $ 5,457    $(36,870)   $(71,220)
                                                      =======    ========    ========

  Software and Development Costs

     In 2003, 2002 and 2001, the Company capitalized purchased software from a third party vendor and software development costs incurred under the provisions of SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." Capitalized costs include only (1) external direct costs of materials and services incurred in developing or obtaining internal use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote substantial time to the internal-use software project, and (3) interest costs incurred, while developing internal-use software. Amortization begins when assets are ready for their intended purpose and were placed in service.

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

(5) GOODWILL AND INTANGIBLE ASSETS

     The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" in the first quarter of fiscal 2002. The effect of this adoption was to cease amortization of goodwill and certain other indefinite-lived intangible assets. The Company has established reporting units based on its current segment structure for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company will evaluate goodwill and other intangible assets at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable based on the estimated future cash flows.

     In the fourth quarter of 2003, the Company performed the required annual test for impairment. The assessment was made in conjunction with the budgeting process and the long range planning by each reporting unit. The assessment utilized a forecasted discounted cash flow method.

     The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002, are as follows:

                                                    HUMAN
                                     BIOPRODUCTS   HEALTH    BIOPHARMA
                                       SEGMENT     SEGMENT    SEGMENT     TOTAL
                                     -----------   -------   ---------   --------
Balance as of January 1, 2002......    $51,417     $32,032   $132,524    $215,973
Purchase accounting adjustment.....        115          --     (7,186)     (7,071)
Translation Effect.................        776       4,676         --       5,452
                                       -------     -------   --------    --------
Balance as of December 31, 2002....    $52,308     $36,708   $125,338    $214,354
Contingent purchase price
  adjustment.......................        188          --         --         188
Translation Effect.................      1,291       4,909         --       6,200
                                       -------     -------   --------    --------
Balance as of December 31, 2003....    $53,787     $41,617   $125,338    $220,742
                                       =======     =======   ========    ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(5) GOODWILL AND INTANGIBLE ASSETS -- (CONTINUED)

     Other intangible assets that are not subject to amortization beginning January 1, 2003, consist of the following:

                                                         AS OF          AS OF
                                                      DECEMBER 31,   DECEMBER 31,
                                                          2003           2002
                                                      ------------   ------------
Proprietary Process.................................    $ 1,675        $ 1,675
Trademarks..........................................     33,898         33,898
                                                        -------        -------
  Total.............................................    $35,573        $35,573
                                                        =======        =======

  Intangible Assets:

     Other intangible assets, which will continue to be amortized, consist of the following:

                                               AS OF                    AS OF
                                         DECEMBER 31, 2003        DECEMBER 31, 2002
                                       GROSS CARRYING AMOUNT    GROSS CARRYING AMOUNT
                                       ---------------------    ---------------------
                                                                     (RESTATED)
Patents..............................         $ 3,122                  $ 2,589
Proprietary Process..................           6,312                    5,841
Supply Agreements....................           2,110                    2,100
Trademarks...........................             785                      785
Unpatented Technology................           5,912                    5,490
Other................................           2,909                    1,895
Fully Amortized Assets*..............           2,883                    2,883
                                              -------                  -------
  Total..............................          24,033                   21,583
                                              -------                  -------
Accumulated Amortization.............          (8,215)                  (6,586)
                                              -------                  -------
Net..................................         $15,818                  $14,997
                                              =======                  =======

*This category includes certain fully amortized patents, proprietary process and non-compete agreements.

     Amortization expense amounted to $1,626, $1,554 and $12,961 for the years ended December 31, 2003, 2002 and 2001, respectively.

     The expected future amortization expense related to current intangible assets currently recorded in the future is as follows:

For the year ended December 31, 2004........................  $1,656
For the year ended December 31, 2005........................  $1,631
For the year ended December 31, 2006........................  $1,621
For the year ended December 31, 2007........................  $1,603
For the year ended December 31, 2008........................  $1,495

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(5) GOODWILL AND INTANGIBLE ASSETS -- (CONTINUED)

     As adjusted net income and diluted earnings per share for the year ended December 31, 2003, reflecting the adoption of SFAS No. 142, were as follows:

                                                     FOR THE YEAR ENDED
                                                        DECEMBER 31,
                                               ------------------------------
                                                 2003       2002       2001
                                               --------    -------    -------
                                                         (RESTATED)
Net (loss) income as reported................  $(54,063)   $33,409    $25,312
As adjusted amortization effect, after
  taxes......................................        --         --      8,042
                                               --------    -------    -------
Net (loss)income -- pro forma................  $(54,063)   $33,409    $33,354
Diluted (loss) earnings per share as
  reported...................................  $  (2.07)   $  1.26    $  0.96
Add back:
  Goodwill and other indefinite-lived
     amortization expense....................       N/A        N/A       0.30
                                               --------    -------    -------
Diluted (loss) earnings per share -- as
  adjusted...................................  $  (2.07)   $  1.26    $  1.26
                                               ========    =======    =======

(6) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  Accounting for Asset Retirement Obligations

     In June 2001, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and was adopted by the Company on January 1, 2003. Adoption of SFAS 143 did not have any effect on the Company's consolidated financial position or results of operations as it has determined its long-lived assets have indeterminate future lives.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(6) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)

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

 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. This statement requires that mandatory redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares be classified as liabilities. SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Statement did not have any effect on the Company's results.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(6) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)

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

 Consolidation of Variable Interest Entities

     In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company in its fourth quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The Company has reviewed FIN 46 and determined its impact did not have an effect on the Company's consolidated financial position or results of operations.

     In December 2003, the FASB issued FIN 46R which requires the application of either FIN 46 or FIN 46R by public entities created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 by public entities were already required to be analyzed under FIN 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R will be applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004.

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

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition. SAB 104 supersedes SAB 101, Revenue Recognition in Financial Statements to include the guidance from Emerging Issues Task Force EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a material effect on the Company's consolidated results of operations or financial position.

 Employer's Disclosure about Pension and Other Postretirement Benefits

     In December 2003, the FASB published a revision to SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 132R requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 remain in effect until the provisions of SFAS No. 132R are adopted. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. The Company is in compliance with SFAS 132R.

     On January 12, 2004, the FASB issues Staff Position (FSP) 106-1 which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(6) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)

(the Act). The Company has elected to defer the accounting effects of this act. As a result, any measures of the plan APBO or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan and specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

(7) NET INVENTORIES

     Net inventories consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2003       2002
                                                           -------    -------
Finished goods...........................................  $42,045    $38,396
Work in process..........................................   19,105     16,601
Raw materials............................................   16,601     16,026
Supplies.................................................    4,262      3,407
                                                           -------    -------
          Total..........................................  $82,013    $74,430
                                                           =======    =======

(8) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         2003         2002
                                                       ---------    ---------
Land.................................................  $  11,543    $  10,762
Buildings and improvements...........................    123,727      101,167
Machinery and equipment..............................    302,041      239,874
Furniture and fixtures...............................     16,976       12,919
Construction in progress.............................     24,285       28,921
                                                       ---------    ---------
          Total......................................    478,572      393,643
Accumulated depreciation.............................   (209,425)    (153,699)
                                                       ---------    ---------
  Net................................................  $ 269,147    $ 239,944
                                                       =========    =========

     Depreciation expense was $34,208, $29,284 and $24,457 for the years ended December 31, 2003, 2002 and 2001, respectively.

(9) ACCRUED LIABILITIES

     The components of accrued liabilities are as follows:

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                            2003       2002
                                                           -------    -------
Salaries and employee benefits payables..................  $19,115    $14,015
Unrealized losses on interest rate swaps.................    4,215      6,492
Other accrued liabilities................................   31,192     26,058
                                                           -------    -------
          Total..........................................  $54,522    $46,565
                                                           =======    =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(10) INCOME TAXES

     Income (loss) from continuing operations before taxes consisted of the following:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------    -------    -------
                                                                 (RESTATED)
Domestic.............................................  $(20,211)   $ 1,615    $(5,054)
International........................................    47,056     51,155     53,247
                                                       --------    -------    -------
          Total......................................  $ 26,845    $52,770    $48,193
                                                       ========    =======    =======

     The provision for income taxes consists of the following expenses
(benefits):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2003       2002       2001
                                                        -------    -------    -------
                                                                 (RESTATED)
Current:
  Federal.............................................  $ 2,060    $    --    $    --
  State...............................................      232        777        526
  International.......................................   16,303     20,011     19,203
                                                        -------    -------    -------
                                                        $18,595    $20,788    $19,729
                                                        -------    -------    -------
Deferred:
  Federal.............................................    8,980    $(7,973)    (5,200)
  State...............................................      186         --         --
  International.......................................   (1,161)        --     (1,324)
                                                        -------    -------    -------
                                                        $ 8,005    $(7,973)   $(6,524)
                                                        -------    -------    -------
          Total.......................................  $26,600    $12,815    $13,205
                                                        =======    =======    =======

     The provision for income taxes differs from the statutory Federal income tax rate of 35% for 2003, 2002 and 2001 as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2003       2002       2001
                                                        -------    -------    -------
                                                                 (RESTATED)
Income tax at Federal statutory rate..................  $ 9,396    $18,470    $16,868
State and local taxes, net of Federal income tax
  benefits............................................      232        505        342
Difference between Federal statutory rate and
  statutory rates on non-U.S. income..................   (3,480)      (933)    (2,417)
Change in valuation allowance.........................   21,487     (2,455)        --
Research and experimentation credits..................   (1,100)    (1,237)      (995)
Foreign Tax Credits...................................       --         --       (454)
Other.................................................       65     (1,535)      (139)
                                                        -------    -------    -------
                                                        $26,600    $12,815    $13,205
                                                        =======    =======    =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(10) INCOME TAXES -- (CONTINUED)

     The components of deferred tax assets and liabilities as of December 31, 2003 and 2002 relate to temporary differences and carryforwards as follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           2003         2002
                                                         --------    ----------
                                                                     (RESTATED)
Current deferred tax assets:
  Net operating loss carryforwards (foreign)...........  $  2,721     $ 3,309
  Inventory............................................     2,061       1,762
  Receivables..........................................       433         695
  Vitamin B-3, legal and related reserves..............     7,034       1,467
  Italian substitute tax benefit.......................     2,000          --
  Other................................................     5,246       3,205
                                                         --------     -------
  Current deferred tax assets..........................    19,495      10,438
  Valuation allowances.................................   (10,738)     (2,726)
                                                         --------     -------
          Total current deferred tax assets............  $  8,757     $ 7,712
                                                         ========     =======
Non-current deferred tax assets:
  Foreign tax credits..................................  $ 15,491     $10,959
  Environmental........................................       594         582
  Net operating loss carryforwards (domestic)..........    34,766          --
  Employee benefits....................................     4,543       5,035
  Restructuring........................................       157       8,081
  Impairment of investment in securities...............     2,764       2,764
  Research & experimentation tax credits...............     4,658       3,809
  Alternative minimum tax credits......................     4,155       2,095
                                                         --------     -------
  Non-current deferred tax assets......................    67,128      33,325
  Valuation allowances.................................   (43,031)        (95)
                                                         --------     -------
          Total non-current deferred tax assets........  $ 24,097     $33,230
                                                         --------     -------
Non-current deferred tax liabilities:
  Depreciation.........................................  $ 23,030     $25,723
  Intangibles..........................................    25,071      17,433
  Reserves.............................................     2,327      10,042
  Other................................................     2,865         753
                                                         --------     -------
          Total non-current deferred tax liabilities...  $ 53,293     $53,951
                                                         --------     -------
          Total net non-current deferred tax
            liabilities................................  $ 29,196     $20,721
                                                         ========     =======

     SFAS 109, Accounting for Income Taxes, requires the Company to establish a valuation allowance against deferred tax assets when it is more likely than not that the Company will be unable to realize those deferred tax assets in the future. Based on all available evidence -- including the Company's current and past performance, cumulative losses in recent years resulting from domestic operations, as well as from the disposition of the Rutherford Chemicals business, the market environment in which the Company operates, and the utilization of past tax attributes -- the Company has established a valuation allowance of $51,536 against a portion of its domestic deferred tax assets. However, the Company has not recorded a valuation allowance against domestic tax assets which are offset by domestic deferred tax liabilities that are expected to reverse in the future. In addition, the Company has not recorded a valuation allowance against domestic deferred tax assets that the Company could utilize upon the implementation of certain tax planning strategies.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(10) INCOME TAXES -- (CONTINUED)

     The Company expects to maintain a full valuation allowance against its net domestic deferred tax assets, subject to the consideration of all prudent and feasible tax planning strategies, until such time as the Company attains an appropriate level of future domestic profitability and the Company is able to conclude that it is more likely than not that its domestic deferred tax assets are realizable. The change in valuation allowance for the years ended December 31, 2003 and 2002 was $50,948 and ($2,455), respectively.

     Under the tax laws of the various jurisdictions in which the Company operates, net operating losses (NOLs) may be carried forward, subject to statutory limitations, to reduce taxable income in future years. The tax effect of such NOL carryforwards aggregated approximately $37,487 and $3,309 at December 31, 2003 and 2002. These NOLs will expire during the period from 2018 through 2024.

     As of December 31, 2003, approximately $15,491 of foreign tax credits were available as credits against future U.S. income taxes. Under the U.S. Internal Revenue Code, these foreign tax credits will expire in 2005 through 2007 and are offset by a full valuation allowance (see above).

     During 2003, the Company derived U.S. income tax benefits from continuing operations of approximately $412 from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income (ETI) attributable to foreign trading gross receipts. The World Trade Organization (WTO) ruled that the ETI exclusion represents a prohibited export subsidy under the WTO Agreement on Subsidies and Countervailing Measures. Based upon this ruling, a WTO arbitration panel has determined that the European Union (EU) may impose up to $4 billion per year in trade sanctions against the U.S., although the EU has yet to impose such sanctions. President George W. Bush has stated that the U.S. will change its tax laws in order to comply with the WTO ruling. Various legislative proposals providing for the repeal of the ETI exclusion have introduced broad-based international tax reforms, but the Bush Administration and Congress have not yet agreed upon a solution to this issue. Since the impact of this matter upon the Company depends upon the actions of the EU and the specific provisions of any tax legislation ultimately enacted by Congress, it is not possible to predict the impact on future financial results. However, if the ETI exclusion is repealed and legislation that would replace the ETI exclusion benefit is not enacted, future results could be negatively impacted.

     As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. The Company prevailed in a Swedish tax court case relating to an inter-company financing structure and is currently awaiting the outcome of an appeal by the Swedish tax authorities. The Company believes that its positions comply with applicable law and intends to continue to vigorously defend its positions. The Company believes that it has adequately provided for any probable outcome related to these matters, and it does not anticipate any material earnings impact from their resolution.

     During 2003, the Company made a substitute tax election that allowed an Italian subsidiary to step-up the tax basis of certain operating assets and to record a net tax benefit of $2,000 in its 2003 U.S. GAAP financial statements. For U.S. GAAP purposes, the Company expects to record similar tax benefits relating to the substitute tax election in 2004 and 2005 and moderate additional tax benefits for a period of years thereafter.

(11) SHORT-TERM DEBT

     The Company has lines of credit in Italy with local banks (the "Facility"). The Facility is short-term and provides three types of financing with the following limits: Overdraft Protection of $8,000, Export Financing of $8,000 and Advances on Uncleared Deposits of $300. The Overdraft Protection and Export Financing facilities bear interest at varying rates when utilized, however, Advances on Uncleared Deposits bear no

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(11) SHORT-TERM DEBT -- (CONTINUED)

interest. There are no amounts outstanding as of December 31, 2003 and 2002. The 2003 and 2002 average interest rates were 1.7% and 2.2%, respectively.

     Short-term debt at December 31, 2003 and 2002 consists of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Current portion of long-term debt...........................  $1,376   $2,364
                                                              ------   ------
                                                              $1,376   $2,364
                                                              ======   ======

(12) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2003       2002
                                                          --------   --------
Bank credit facilities(a)...............................  $105,200   $257,350
Senior notes............................................   100,000         --
Capitalized leases(b)...................................     8,545     12,448
                                                          --------   --------
          Subtotal......................................   213,745    269,798
Less: current portion...................................    (1,376)    (2,364)
                                                          --------   --------
          Total.........................................  $212,369   $267,434
                                                          ========   ========

(a) In November 2001, the Company entered into a $430,000 Syndicated Revolving Credit Agreement led by JPMorganChase as the Administrative Agent. The agreement consisted of a 364-day renewable senior revolving credit facility for $161,000 (the "364-Day Facility"), and a 5-year senior revolving credit facility of $268,750 (the "5-Year Agreement").

     In 2003, the Company elected not to renew the 364-Day Facility and this facility expired in November 2003. Concurrently, the 5-Year Agreement was amended with the addition of an "accordion feature" which, if utilized, will allow for the increase of the total commitments of up to $75,000.

     The 5-Year Agreement allows the Company to choose among various interest rate options and to specify the portion of the borrowing to be covered by specific interest rates. Under the 5-Year Agreement the interest rate options available to the Company are the following:

     1) U.S. Prime Rate,

     2) LIBOR plus an applicable margin that ranges from .575% to 1.20%, or

     3) Money Market rate plus an applicable margin that ranges from .575% to 1.20%.

     The applicable margin discussed above is based upon the ratio of consolidated funded indebtedness to consolidated modified EBITDA of Cambrex Corporation. The Company also pays a commitment fee between .15% to .30% on the entire credit facility.

     The bank loan is collateralized by dividend and distribution rights associated with a pledge of a portion of stock that the Company owns in a foreign holding company. This foreign holding company owns certain of the Company's non-U.S. operating subsidiaries.

     As of December 31, 2003, there was $105,200 outstanding and $163,550 undrawn under the 5-year Agreement. Of the undrawn amount, $61,000 is available to be borrowed as of December 31, 2003 due to limits established in the Credit Agreement.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(12) LONG-TERM DEBT -- (CONTINUED)

     The Agreement is subject to financial covenants requiring the Company to maintain certain levels of net worth, interest coverage ratio, leverage ratios and limitations on indebtedness. The Company complied with all covenants during 2003.

     (b) The Company assumed three capital leases as part of the acquisition of Bio Science Contract Production Corp. in June 2001 of $12,100. The leases are for buildings, improvements and phone systems. There is $8,545 outstanding at December 31, 2003. All capital leases are collateralized by their underlying assets.

     In June 2003, the Company borrowed $75,000 in a private offering consisting of 7-year guaranteed senior Notes due in June 2010 with interest payments due semi-annually at an annual rate of 5.31%. During October 2003, the Company borrowed an additional $25,000 in a private offering consisting of 10-year guaranteed senior Notes due in October 2013 with interest payments due semi-annually at an annual rate of 7.05%. These Notes rank equal with the Company's other senior indebtedness and are collateralized by the same assets as the bank loan described above. The funds were used primarily to pay down existing bank debt and provide Cambrex with longer term fixed rate debt.

     The 2003 and 2002 average interest rates were 4.8% and 4.3%, respectively.

     Aggregate maturities of long-term debt are as follows:

2004........................................................  $  1,376
2005........................................................     1,402
2006........................................................   106,617
2007........................................................     1,438
2008........................................................     1,462
Thereafter..................................................   101,450
                                                              --------
          Total.............................................  $213,745
                                                              ========

(13) DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The Company adopted (SFAS 133) Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities," and its corresponding amendments under SFAS No. 138, (referred to hereafter as "SFAS 133"), which establishes accounting and reporting standards for derivative financial instruments. The Company's policy is to enter into forward exchange contracts and/or currency options to hedge foreign currency transactions. This hedging strategy mitigates the impact of short-term foreign exchange rate movements on the Company's operating results primarily in Sweden, Belgium, Great Britain and Italy. The Company's primary market risk relates to exposures to foreign currency exchange rate fluctuations on transactions entered into by these international operations that are denominated primarily in U.S. Dollars, Swedish Krona, British Pound Sterling and Euros. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations. The Company's forward exchange contracts substantially offset gains and losses on the transactions being hedged. The forward exchange contracts have varying maturities with none exceeding twelve months. The Company makes net settlements for forward exchange contracts at maturity, based upon negotiated rates at inception of the contracts. The Company also

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(13) DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)

enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts.

     All forward and swap contracts outstanding at December 31, 2003 have been designated as cash flow hedges and, accordingly, changes in the fair value of derivatives are recorded each period in Other Comprehensive Income. Changes in the fair value of the derivative instruments reported in Other Comprehensive Income will be reclassified as earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company's financial results. Adoption of this statement resulted in an after tax reduction of other comprehensive income of $86. The unrealized net loss recorded in accumulated comprehensive income at December 31, 2003 was $484. This amount will be reclassified into earnings as the underlying forecasted transactions occur. The net gain recognized in earnings related to foreign currency forward contracts during the twelve months ended December 31, 2003 was $3,020. The net loss on interest rate swap contracts recognized in interest expense was $3,619 for the twelve months ended December 31, 2003.

 Interest Rate Swap Agreements

     The notional amounts provide an indication of the extent of the Company's involvement in such agreements but do not represent its exposure to market risk. The following table shows the notional amounts outstanding, maturity dates, and the weighted average receive and pay rates of interest rate swap agreements as of December 31, 2003.

                                                               WEIGHTED AVG. RATE
NOTIONAL                                           MATURITY    -------------------
AMOUNTS                                              DATE       PAY       RECEIVE
--------                                           --------    -----      --------
$10,000..........................................    2006      4.72%        1.18%
$10,000..........................................    2006      5.05%        1.17%
$10,000..........................................    2005      4.66%        1.17%
$10,000..........................................    2005      4.73%        1.17%
$ 5,000..........................................    2005      3.37%        1.16%
$10,000..........................................    2005      4.75%        1.17%
$20,000..........................................    2005      4.98%        1.18%
$ 5,000..........................................    2005      3.35%        1.16%
$ 5,000..........................................    2004      2.79%        1.16%
$ 5,000..........................................    2004      3.83%        1.16%
$ 5,000..........................................    2004      2.76%        1.16%

     Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions. The fair value of these agreements was based on quoted market prices and was in a loss position of $4,146 at December 31, 2003.

 Foreign Exchange Instruments

     The table below reflects the notional and fair value amounts of foreign exchange contracts at December 31, 2003 and 2002.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(13) DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)


                                                         2003                2002
                                                   -----------------   -----------------
                                                   NOTIONAL    FAIR    NOTIONAL    FAIR
                                                   AMOUNTS    VALUE    AMOUNTS    VALUE
                                                   --------   ------   --------   ------
Forward exchange contracts.......................  $28,036    $2,089   $29,564    $1,846

     The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value since approximately 49% of the underlying debt has variable rate terms and reprices quarterly. Of this amount, the Company has interest rate swaps covering the majority of the outstanding debt. An additional 47% of the debt has fixed interest rates, however, these notes have been placed within the last six months and as such, approximates fair value as of December 31, 2003.

(14) DISCONTINUED OPERATIONS -- SALE OF RUTHERFORD CHEMICALS

     Effective January 1, 2002, the operating units that primarily produce specialty and fine chemicals and animal health and agriculture products were combined under a new business unit, Rutherford Chemicals, Inc. Rutherford Chemicals, Inc. includes CasChem, Inc., Bayonne, New Jersey; Heico Chemicals, Inc., Delaware Water Gap, Pennsylvania; Nepera, Inc., Harriman, New York; Zeeland Chemicals, Inc., Zeeland, Michigan; and Seal Sands Chemicals, Limited, Middlesbrough, United Kingdom. In the fourth quarter 2002, the Company announced that it had engaged a financial advisor to assist the Company in investigating strategic alternatives for the Rutherford Chemicals segment. The financial advisor contacted certain parties regarding the Rutherford Chemicals business. On July 31, 2003 the Company's Board of Directors approved a proposed sale of the Rutherford business and on August 7, 2003, the Company announced that an agreement to sell the company had been signed. On October 17, 2003 the Company announced an agreement which amended the terms of the original agreement and on November 10, 2003 the sale was completed. The revised agreement specifies proceeds for the sale of $55,000 in cash at closing, a $2,000 subordinated 12% interest bearing note payable in full in 5 1/2 years from the closing date, and an $8,000 performance-based cash earn-out as certain future operating profit targets are achieved in each of the next 3 years. These terms result in a write-down of assets to estimated fair value of approximately $53,098 which is based on the selling price, including fees associated with the transaction, subject to working capital and other adjustments. The Company is currently in discussions with the buyer regarding the final calculation of the working capital adjustment which is expected to be completed in the first half of 2004. The buyer has recently communicated their calculation of the working capital adjustment, which if correct, would result in an unfavorable adjustment to the loss from discontinued operations. The Company believes it has recorded this obligation properly, however, any changes resulting in negotiations with the buyer will be reflected in loss from discontinued operations in future periods. The Company has not included any of the performance based cash earn-out in the computation of the $53,098 loss and income for discontinued operations will be recorded in future periods if the Company receives any payments under the earn-out arrangement. This loss has not been tax effected as more fully explained in Note #10.

     Also, the Company retains the liabilities of the Rutherford Chemicals business associated with existing general litigation matters, including Vitamin B-3 reserves, pre-closing environmental liabilities and post retirement benefits and pension liabilities. See Note #24 for further discussion.

     As a result of the signing of the agreement on August 7, 2003, and the completion of the transaction on November 10, 2003, the business comprising the Rutherford Chemicals segment is being reported as a discontinued operation in all periods presented.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(14) DISCONTINUED OPERATIONS -- SALE OF RUTHERFORD CHEMICALS -- (CONTINUED)

     The following table shows revenues and loss from the discontinued operations:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
Revenues.............................................  $108,569   $127,746   $142,639
                                                       ========   ========   ========
Pre-tax loss from operations of discontinued
  operations.........................................  $ (1,243)  $ (8,933)  $(13,467)
Write-down to fair value based on expected selling
  price..............................................  $(53,098)  $     --   $     --
                                                       --------   --------   --------
Loss from discontinued operations before income
  taxes..............................................  $(54,341)  $ (8,933)  $(13,467)
                                                       ========   ========   ========

     The following table shows the carrying amount of the assets and liabilities of the segment that was sold as of December 31, 2002:

                                                               DECEMBER 31,
                                                                   2002
                                                               ------------
Assets:
Accounts receivable, net....................................     $ 21,439
Inventories, net............................................       35,402
Other current assets........................................          997
Property, plant and equipment, net..........................       70,557
Intangibles, net............................................        3,488
Other assets................................................          374
                                                                 --------
Total Assets held for sale..................................      132,257
Liabilities:
Accounts payable and accrued liabilities....................       14,532
Deferred tax liabilities....................................        2,152
                                                                 --------
Total Liabilities held for sale.............................       16,684
                                                                 --------
Net assets of discontinued operations.......................     $115,573
                                                                 ========

     The Company performed an asset impairment assessment of the long-lived assets in the Rutherford Chemical segments as of June 30, 2003 under a held for use model. The Company used a probability-weighted undiscounted cash flow model to test for recoverability. This probability assessment was made as of June 30, 2003 and considered all facts and circumstances available at that date, which included the possibility of a sale. The assessment as of June 30, 2003 did not result in any impairment loss.

(15) STOCKHOLDERS' EQUITY

     The Company has two classes of common shares designated Common Stock and Nonvoting Common Stock. Authorized shares of Common Stock were 100,000,000 at December 31, 2003 and 2002. Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 2003 and 2002.

     At December 31, 2003 there were 201,762 of authorized shares of Common Stock reserved for issuance for stock option plans.

     Nonvoting Common Stock with a par value of $.10, has equal rights with Common Stock, with the exception of voting power. Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock. As of December 31, 2003 and 2002, no shares of Nonvoting Common Stock were outstanding.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) STOCKHOLDERS' EQUITY -- (CONTINUED)

     The Company held treasury stock of 2,614,910 and 2,487,247 shares at December 31, 2003 and 2002, respectively, and are used for issuance to the Cambrex Savings Plan. In May 2000, the Board of Directors authorized the Company to purchase an additional 1,000,000 shares of Company Stock in the open market from time to time at a price determined by the Share Repurchase Committee. The Company has purchased 419,300 shares under this authorization as of December 31, 2003.

     The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 2003 and 2002, there was no preferred stock outstanding.

(16) STOCK OPTIONS

     The Company has seven stock-based compensation plans currently in effect. The 1992 Stock Option Plan ("1992 Plan"), the 1994 Stock Option Plan ("1994 Plan"), the 1996 Performance Stock Option Plan ("1996 Plan"), the 1998 Performance Stock Option Plan ("1998 Plan"), the 2001 Performance Stock Option Plan ("2001 Plan") and the 2003 Performance Stock Option Plan ("2003 Plan") provide for the granting of non-qualified and incentive stock options (ISO) intended to qualify as additional incentives to management and other key employees. The 1996 Plan, the 1998 Plan, the 2001 Plan and the 2003 Plan also provide for the granting of non-qualified stock options to non-employee directors.

     The 2000 Employee Performance Stock Option Plan ("2000 Plan") provides for the granting of non-qualified and incentive stock options intended to qualify as additional incentives to non-executive employees.

     Certain options granted under the 1996, 1998, 2000, 2001 and 2003 plans may become exercisable six years after the date of grant, subject to acceleration if the publicly traded price of the Company's Common Stock equals or exceeds levels determined by the Committee within certain time periods or in the event of a change in control. Options may also become exercisable based on the passage of time, such that the option becomes fully exercisable in a series of cumulating portions over a four-year period. Options shall have a term of no more than ten years from the date of grants. In addition, stock option awards may be transferred to a member of the Participant's immediate family or to a trust or similar vehicle for the benefit of such transferee.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(16) STOCK OPTIONS -- (CONTINUED)

     122,750 options were exercised during 2003. Shares of Common Stock subject to outstanding options under the stock option plans were as follows:

                                                           OPTIONS OUTSTANDING
                                          ------------------------------------------------------   OPTIONS EXERCISABLE
                                                                             WEIGHTED AVERAGE      --------------------
                                                                          ----------------------               WEIGHTED
                                                            OPTION         REMAINING                           AVERAGE
                            AUTHORIZED                     PRICE PER      CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
                           FOR ISSUANCE   OUTSTANDING       SHARE $       LIFE (YRS)    PRICE $     SHARES     PRICE $
                           ------------   -----------   ---------------   -----------   --------   ---------   --------
1992 Plan................     300,000          3,500         8.063           0.92         8.06         3,500     8.06
1994 Plan................     300,000         14,850    7.438 - 11.438       0.99         9.86        14,850     9.86
1996 Plan................   3,000,000        571,500    12.375 - 18.675      2.15        13.70       557,000    13.60
                                             204,851    21.920 - 29.375      5.29        26.01       172,351    26.22
                                             548,932    29.750 - 46.850      6.85        41.96       183,663    42.76
1998 Plan................   1,180,000        649,688    22.063 - 34.750      4.30        23.26       649,688    22.69
                                             133,200    40.500 - 46.850      6.52        43.62        43,667    43.63
2000 Plan................     500,000        105,500    34.750 - 37.070      6.84        35.39        81,000    44.19
                                             316,750    40.125 - 46.850      7.25        44.23            --       --
2001 Plan................     750,000        483,066    18.675 - 29.750      9.11        26.46            --       --
                                             245,628    36.950 - 46.850      8.14        39.95       159,612    35.28
2003 Plan................     500,000        371,650    18.675 - 19.425      9.35        18.80            --       --
                                              51,750    25.275 - 25.350      9.91        25.35            --       --
                            ---------      ---------                                               ---------
TOTAL SHARES.............   6,530,000      3,700,865    7.438 - 46.850                   28.62     1,865,331    24.72
                            =========      =========                                               =========

     Information regarding the Company's stock option plans is summarized below:

                                                                             WEIGHTED AVERAGE
                                                                          ----------------------
                                                              NUMBER OF   EXERCISE     OPTIONS
                                                               SHARES     PRICE $    EXERCISABLE
                                                              ---------   --------   -----------
Outstanding at December 31, 2000............................  3,561,235    26.18      2,466,080
  Granted...................................................    240,144    45.64
  Exercised.................................................   (628,577)   18.72
  Cancelled.................................................    (26,535)   30.62
                                                              ---------
Outstanding at December 31, 2001............................  3,146,267    29.10      2,248,352
                                                              ---------
  Granted...................................................    583,932    34.57
  Exercised.................................................   (306,200)   20.21
  Cancelled.................................................   (263,284)   42.65
                                                              ---------
Outstanding at December 31, 2002............................  3,160,715               1,789,383
                                                              ---------
  Granted...................................................    715,900    20.99
  Exercised.................................................   (122,750)    8.97
  Cancelled.................................................    (53,000)   37.71
                                                              ---------
Outstanding at December 31, 2003............................  3,700,865               1,865,331
                                                              =========

(17) RETIREMENT PLANS

 Domestic Pension Plans

     The Company maintains two U.S. defined-benefit pension plans which cover substantially all eligible employees: (1) the Nepera Hourly Pension Plan (the "Nepera Plan") which covers the union employees at

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(17) RETIREMENT PLANS -- (CONTINUED)

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

     The net periodic pension expense for both 2003 and 2002 is based on a twelve month period and on valuations of the plans as of January 1. However, the reconciliation of funded status is determined as of the September 30 measurement date.

     The funded status of these plans, incorporating fourth quarter contributions, as of September 30, 2003 and 2002 is as follows:

                                                               2003      2002
                                                              -------   -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $40,326   $31,942
Service cost................................................    2,598     1,625
Interest cost...............................................    2,841     2,339
Curtailments................................................   (1,214)       --
Actuarial loss (gain).......................................    4,388     5,995
Benefits paid...............................................   (1,672)   (1,575)
                                                              -------   -------
Benefit obligation at end of year...........................  $47,267   $40,326
                                                              -------   -------

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(17) RETIREMENT PLANS -- (CONTINUED)

     Major assumptions used in determining the benefit obligation for the Company's domestic pension plans are presented in the following table as weighted averages:

                                                                2003       2002
                                                              --------   --------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF SEPTEMBER 30,
Discount rate...............................................      6.00%      6.75%
Rate of compensation increase...............................      4.50%      4.50%
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............  $ 24,621   $ 26,222
Actual return on plan assets................................     3,920     (1,566)
Contributions...............................................     2,082      1,540
Benefits paid...............................................    (1,672)    (1,575)
                                                              --------   --------
Fair value of plan assets at end of year....................    28,951     24,621
                                                              --------   --------
Funded status...............................................   (18,316)   (15,705)
Unrecognized prior service cost.............................       567        988
Unrecognized net (gain)loss.................................    13,008     12,175
Additional minimum liability................................    (9,857)    (9,532)
                                                              --------   --------
Prepaid (accrued) benefit at September 30,..................   (14,598)   (12,074)
4th quarter contributions...................................       481        357
                                                              --------   --------
Prepaid (accrued) benefit cost at December 31,..............  $(14,117)  $(11,717)
                                                              ========   ========

     The components of net periodic pension cost are as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost............................................  $ 2,598   $ 1,625   $ 1,641
Interest Cost...........................................    2,841     2,339     2,213
Expected return on plan assets..........................   (2,098)   (2,190)   (2,492)
Amortization of prior service cost......................       68        38        34
Recognized actuarial (gain) loss........................      519        88      (167)
Curtailment loss on sale of Rutherford..................      351        --        --
                                                          -------   -------   -------
Net periodic benefit cost...............................  $ 4,279   $ 1,900   $ 1,229
                                                          =======   =======   =======

     Major assumptions used in determining the net cost for the Company's domestic pension plans are presented in the following table as weighted averages:

                                                              2003   2002   2001
                                                              ----   ----   ----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF SEPTEMBER 30,
Discount rate...............................................  6.75%  6.75%  7.50%
Expected return on plan assets..............................  8.50%  8.50%  8.50%
Rate of compensation increase...............................  4.50%  5.00%  5.00%

     The aggregate ABO (Accumulated Benefit Obligation) of $43,549 exceeds plan assets by $14,598 in 2003 for all qualified domestic plans.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(17) RETIREMENT PLANS -- (CONTINUED)

     The Company expects to contribute approximately $4,859 in cash to its two U.S. defined-benefit pension plans in 2004.

     The investment objective is to achieve long-term growth of capital, with exposure to risk set at an appropriate level. The objective shall be accomplished through the utilization of a diversified asset mix consisting of equities (domestic and international) and taxable fixed income securities. The account is to be managed on a fully discretionary basis to obtain the highest total rate of return in keeping with a moderate level of risk.

     The allocation of pension plan assets is as follows:

                                                                         PERCENTAGE OF
                                                                          PLAN ASSETS
                                                              TARGET     -------------
ASSET CATEGORY:                                             ALLOCATION   2003    2002
---------------                                             ----------   -----   -----
U. S. Equities............................................  30% - 65%     46.3%   48.0%
International Equities....................................   0% - 15%     10.1    13.0
U.S. Fixed Income.........................................  30% - 50%     43.6    39.0
                                                                         -----   -----
                                                                         100.0%  100.0%

     The Company has a Supplemental Executive Retirement Plan (SERP) for key executives. This plan is non-qualified and unfunded. It consists of two plans, the Corporate SERP plan and the BioWhittaker SERP Plan.

     The benefit obligation for these plans as of September 30, 2003 and 2002 is as follows:

                                                               2003      2002
                                                              -------   -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 6,136   $ 5,391
Service cost................................................      251       226
Interest cost...............................................      423       396
Amendments..................................................       --       (86)
Actuarial loss (gain).......................................      436       432
Benefits paid...............................................     (225)     (223)
                                                              -------   -------
Benefit obligation at end of year...........................    7,021     6,136
                                                              -------   -------

Funded status...............................................   (7,021)   (6,136)
Unrecognized prior service cost.............................       28        32
Unrecognized net (gain)loss.................................    1,995     1,690
Additional minimum liability................................   (1,718)   (1,386)
                                                              -------   -------
Prepaid (accrued) benefit at December 31,...................  $(6,716)  $(5,800)
                                                              =======   =======

     Major assumptions used in determining the benefit obligation for the Company's SERP Plans are presented in the following table as weighted averages:

                                                              2003   2002
                                                              ----   ----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
Discount rate...............................................  6.00%  6.75%
Rate of compensation increase...............................  5.00%  5.00%

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(17) RETIREMENT PLANS -- (CONTINUED)

     The components of net periodic benefit cost are as follows:

                                                              2003   2002   2001
                                                              ----   ----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost................................................  $251   $226   $254
Interest Cost...............................................   423    396    403
Expected return on plan assets..............................    --     --     --
Amortization of prior service cost..........................     4     15     15
Recognized actuarial (gain) loss............................   132    114    136
                                                              ----   ----   ----
Net periodic benefit cost...................................  $810   $751   $808
                                                              ====   ====   ====

     Major assumptions used in determining the net cost for the Company's SERP plans are presented in the following table as weighted averages:

                                                              2003   2002   2001
                                                              ----   ----   ----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
Discount rate...............................................  6.75%  7.50%  7.50%
Expected return on plan assets..............................   N/A    N/A    N/A
Rate of compensation increase...............................  5.00%  5.00%  5.00%

  International Pension Plans

     Certain foreign subsidiaries of the Company maintain pension plans for their employees that conform to the common practice in their respective countries. Based on local laws and customs, some of those plans are not funded. For those plans that are funded, the amount in the trust supporting the plan is actuarially determined, and where applicable, in compliance with local statutes. The funded status of these plans, incorporating fourth quarter contributions, as of December 31, 2003 and 2002 is as follows:

                                                               2003      2002
                                                              -------   -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $13,664   $ 9,750
Service cost................................................      633       471
Interest cost...............................................      828       598
Plan participants' contribution.............................      (37)      (49)
Prior service cost..........................................       --       (75)
Actuarial loss (gain).......................................    1,232       985
Benefits paid...............................................     (134)     (123)
Foreign exchange............................................    3,150     2,107
                                                              -------   -------
Benefit obligation at end of year...........................  $19,336   $13,664
                                                              =======   =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(17) RETIREMENT PLANS -- (CONTINUED)

     Major assumptions used in determining the benefit obligation for the Company's international pension plans are presented in the following table as weighted averages:

                                                            2003             2002
                                                       --------------   --------------
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate........................................   5.20% - 5.50%    5.50% - 6.25%
Rate of compensation increase........................   3.00% - 3.75%    3.00% - 3.50%

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.......        $  2,490         $  2,769
Actual return on plan assets.........................             343             (971)
Company contribution.................................             310              281
Plan participant contribution........................             145              116
Benefits paid........................................            (134)            (123)
Foreign exchange.....................................             584              418
                                                            ---------        ---------
Fair value of plan assets at end of year.............        $  3,738         $  2,490
                                                            ---------        ---------
Funded status........................................        $(15,599)        $(11,175)
Unrecognized actuarial loss..........................           5,766            4,037
Unrecognized prior service cost......................             (85)             (75)
Unrecognized net gain................................            (442)            (409)
Additional minimum liability.........................              85               71
Foreign exchange.....................................             628              408
                                                            ---------        ---------
Prepaid (accrued) benefit............................        $ (9,647)        $ (7,143)
                                                            ---------        ---------
                                                            ---------        ---------

     The components of the net periodic pension cost is as follows:

                                                               2003    2002   2001
                                                              ------   ----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost................................................  $  633   $471   $469
Interest Cost...............................................     828    598    502
Expected return on plan assets..............................    (182)  (221)  (230)
Amortization of excess plan net.............................     (32)   (27)   (25)
Amortization of prior service cost..........................     127    107      6
                                                              ------   ----   ----
Net periodic benefit cost...................................  $1,374   $928   $722
                                                              ======   ====   ====

     Major assumptions used in determining the net cost for the Company's international pension plans are presented in the following tables as weighted averages:

                                              2003            2002            2001
                                          -------------   -------------   -------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
  DECEMBER 31,
Discount rate...........................  5.20% - 5.50%   5.50% - 5.60%   5.50% - 6.25%
Expected return on plan assets..........      7.34%       6.90% - 7.60%   7.50% - 9.00%
Rate of compensation increase...........  3.00% - 3.75%   3.00% - 3.50%   3.00% - 4.25%

     The aggregate ABO of $14,257 for international plans exceeds plan assets by $10,519 in 2003.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(17) RETIREMENT PLANS -- (CONTINUED)

     The Company expects to contribute approximately $562 in cash to its international pension plans.

  Savings Plan

     Cambrex makes available to all employees a savings plan as permitted under Sections 401(k) and 401(a) of the Internal Revenue Code. Employee contributions are matched in part by Cambrex. The cost of this plan amounted to $2,113, $1,941 and $1,094 in 2003, 2002 and 2001, respectively.

  Other

     The Company has a non-qualified Compensation Plan for Key Executives ("the Deferred Plan"). Under the Deferred Plan, officers and key employees may elect to defer all or any portion of their pre-tax annual bonus and/or annual base salary. Included within other liabilities at December 31, 2003 and 2002 there is $1,611 and $1,407, respectively, representing the Company's obligation under the plan. To assist in the funding of this obligation, the Company invests in certain mutual funds and as such, included within other assets at December 31, 2003 and 2002 is $1,611 and $1,407, respectively, representing the fair value of these funds. During 1995, the Board amended the Deferred Plan to permit officers and key employees to elect to defer receipt of Company stock which would otherwise have been issued upon the exercise of Company options. Total shares held in trust as of December 31, 2003 and 2002 are 248,504 and 253,378, respectively, and are included as a reduction of equity at cost. The value of the shares held in trust and the corresponding liability of $6,277 at December 31, 2003 have been recorded in equity. The Deferred Plan is not funded by the Company, but the Company has established a Deferred Compensation Trust Fund which holds the shares issued. In addition, shares are held in trust for restricted stock grants for certain Officers. The number of shares held at December 31, 2003 and 2002 was 73,783 and 85,508, respectively. The fair value of these shares was $1,864 and $2,640 at 2003 and 2002, respectively.

(18) OTHER POSTRETIREMENT BENEFITS

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

     Effective January 1, 2003, the Company made significant changes to these benefits affecting current and future retirees, both in reducing the level of benefits and reducing the subsidy the Company provides. Certain subsidiaries and all employees hired after December 31, 2002 (excluding those covered by collective bargaining) are not eligible for these benefits.

     The Company elected to amortize the transition obligation of $1,853 over twenty years. Due to plan amendments and the curtailment gain on Rutherford, this transition obligation was fully written off. The net effect upon 2003, 2002 and 2001 pretax operating results, including the amortization of the transition obligation in 2002 and 2001, resulted in a (benefit) cost of $(688), $1,100, and $308, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(18) OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)

     The periodic postretirement benefit cost includes the following components:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
CHANGE IN BENEFIT OBLIGATION
Accumulated benefit obligation at beginning of year.........  $ 7,323   $ 2,135
Service cost................................................      124       379
Interest cost...............................................      198       465
Prior service cost..........................................   (3,446)       --
Actuarial (gain) loss.......................................     (742)    4,513
Curtailment.................................................     (737)       --
Benefits paid...............................................     (188)     (169)
                                                              -------   -------
Accumulated benefit obligation at end of year...............  $ 2,532   $ 7,323
Unrecognized net (loss) gain................................  $(2,139)  $(3,830)
Unrecognized transition obligation..........................       --      (926)
Unrecognized prior service cost.............................    1,298        --
                                                              -------   -------
Accrued benefit cost at September 30,.......................  $ 1,691   $ 2,567
4th Quarter benefits paid...................................      (48)      (45)
                                                              -------   -------
Accrued benefit cost at end of year.........................  $ 1,643   $ 2,522
                                                              =======   =======

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                2003      2002     2001
                                                              --------   -------   -----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost of benefits earned.............................  $   124    $  379    $ 58
Interest cost...............................................      198       465     169
Amortization of transition obligation.......................       --        93      93
Actuarial (gain) loss recognized............................      211       163     (12)
Amortization of unrecognized prior service cost.............     (175)       --      --
Curtailment gain on Rutherford..............................   (1,046)       --      --
                                                              -------    ------    ----
Total periodic postretirement benefit cost..................  $  (688)   $1,100    $308
                                                              =======    ======    ====

     Major assumptions used in determining the benefit obligation and net cost for the Company's postretirement benefits are presented in the following table as weighted averages:

                                                        BENEFIT
                                                      OBLIGATION         NET COST
                                                      -----------   ------------------
                                                      2003   2002   2003   2002   2001
                                                      ----   ----   ----   ----   ----
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate.......................................  6.00%  6.75%  6.75%  7.50%  8.00%
Expected return on plan assets......................   N/A    N/A    N/A    N/A    N/A

     The assumed health care cost trend rate used to determine the accumulated postretirement benefit obligation is 11% in 2003 decreasing 1% per year to an ultimate rate of 5% (6.5% in 2002). A one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by $110 and would increase the sum of interest and service cost by $11. A one-percentage-

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(18) OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)

point decrease would lower the accumulated postretirement benefit obligation by $128 and would raise the sum of interest and service cost by $13.

(19) RESTRUCTURING, IMPAIRMENTS AND OTHER CHARGES

  2001 Actions

     On November 30, 2001, the Company announced a plan to realign its businesses which included the creation of Rutherford Chemicals, Inc., in recognition of the Company's strategic emphasis on the growing opportunities in the Life Sciences Industry. In addition, on November 30, 2001 the Company announced its commitment to a restructuring and cost savings program that included impaired assets, severance, and other costs related to the realignment of the businesses. The restructuring and cost savings program was largely executed in the fourth quarter of 2001, with the remaining actions to be completed by the end of 2002.

     In the fourth quarter 2001, Cambrex recorded special pre-tax charges of $23,075, the majority of which were non-cash items. As a result of the Company's business restructuring which created Rutherford Chemicals, Inc., together with an impairment charge within those businesses, the Company incurred $18,649 (continuing operations consisted of $2,022 and discontinued operations consisted of $16,627) of charges to operating expense, composed of asset write-downs of $17,243 (continuing, $1,600, discontinued, $15,643) and severance costs of $1,406 (continuing, $422, discontinued $984). The Company also incurred $4,426 of inventory write-downs charged to cost of sales, consisting of $2,426 associated with discontinued products manufactured at Rutherford Chemical facilities and a separate $2,000 Bioproducts inventory charge.

     The asset write-downs consisted primarily of fixed asset write-offs and impairments. A $10,000 impairment charge was recorded on certain assets at one of Rutherford's chemical sites, based on the estimated fair value of the assets determined by discounting the expected future cash flows. A $1,600 impairment was also recorded related to an unused chemical facility to recognize its estimated current fair value. In addition, a $5,643 charge was recorded to write-off fixed assets related to discontinued product lines at another of Rutherford's chemical sites.

     Severance charges, which apply largely to the Company's various chemical sites, relate to involuntary terminations of approximately 62 employees. All affected employees received notification in the fourth quarter 2001. As of December 31, 2002 all 62 employees have been terminated.

 2002 Actions

     In 2002, Cambrex completed its plan to realign its businesses. In 2002, the Company recorded special pre-tax charges of $15,087. These charges included:
Continuing operations fixed asset impairments of $1,599, closure costs for a small manufacturing facility of $1,700 and severance costs of $939. Discontinued operations consists of fixed asset impairments of $6,079, a goodwill impairment of $3,962, inventory write-downs of $586 (included in cost of sales), dismantling costs of $100 and severance of $122.

     The fixed asset impairments related to certain assets at a Rutherford Chemicals domestic site, and a domestic site included as parts of continuing operations, and were based on an assessment completed in the third quarter that indicated the return on investment was below management's expectations. As a result, an impairment charge was recorded reflecting the asset value associated with the discontinued product line. The closure costs relate to a domestic facility and include asset write downs, disposal, and other related costs.

     Severance charges, which apply to a Rutherford Chemicals domestic site and the Corporate office, relate to the termination of approximately 19 employees. As of January 31, 2003, all these employees have been terminated.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(19) RESTRUCTURING, IMPAIRMENTS AND OTHER CHARGES -- (CONTINUED)

     The accrual balance related to the 2002 actions for severance and other costs included above was approximately $1,200 at December 31, 2003.

     The following table displays the activity related to the 2002 restructuring, impairments and other charges through December 31, 2003 (in millions):

                                                                  DECEMBER 31,              DECEMBER 31,
                                 TOTAL     NON-CASH      CASH     2002 RESERVE     CASH     2003 RESERVE
                                CHARGES   WRITEOFFS    PAYMENTS     BALANCE      PAYMENTS     BALANCE
                                -------   ----------   --------   ------------   --------   ------------
Restructuring, Impairments and
  Other Charges:
  Fixed asset impairments.....    7.7        (7.7)         --          --            --          --
  Goodwill impairment.........    4.0        (4.0)         --          --            --          --
  Employee severance..........    1.0          --          --         1.0          (0.8)        0.2
  Facility closure costs......    1.8          --        (0.2)        1.6          (0.6)        1.0
                                 ----       -----        ----         ---          ----         ---
     Total restructuring,
       impairments and other
       charges................   14.5       (11.7)       (0.2)        2.6          (1.4)        1.2
  Inventory write-offs........    0.6        (0.6)         --          --            --          --
                                 ----       -----        ----         ---          ----         ---
     Total....................   15.1       (12.3)       (0.2)        2.6          (1.4)        1.2
                                 ====       =====        ====         ===          ====         ===

     Facility closure costs and severance costs are expected to be paid by June 30, 2004.

(20) OTHER INCOME AND EXPENSE

     The Other-net component of Other (income) expense is $139, $7,890 and $(323) for 2003, 2002 and 2001, respectively. The 2003 expense consists primarily of a number of asset write-offs totaling approximately $900 partially offset by an earn-out received of $(795) on the sale of the In Vitro Diagnostic business that was sold in 2002. The 2002 amount consisted primarily of two equity investment impairments totaling $7,344 related to investments in emerging technology companies. One company, in which an investment was held, had experienced significant financial difficulties in 2002. This led Cambrex to evaluate the market value of the investment. This evaluation indicated that a decline in the market value was other than temporary and accordingly, an impairment charge was recorded for $3,089. Cambrex did an assessment in the carrying value of the other investment and concluded that a $4,255 impairment was necessary in the second quarter 2002. See Note #2 for further detail. Also included in the 2002 expense were $312 in write-off costs due to a convertible debt arrangement that was abandoned, and $194 in write-off costs associated with an investment in a joint venture. 2001 consisted primarily of gains on a marketable security, classified as trading, royalty and miscellaneous income partly offset by asset write-offs.

(21) SEGMENT INFORMATION

     Cambrex is a life sciences company dedicated to providing essential products and services to accelerate drug discover, development and manufacturing processes for human therapeutics. The Company primarily supplies its products and services worldwide to pharmaceutical and Biopharmaceutical companies, generic drug companies, biotech companies and research organizations. In the fourth quarter 2003, the Company began reporting results in three segments:
Human Health segment (formerly Human Health and All Other), consisting of Active Pharmaceutical Ingredients and Pharmaceutical Intermediates produced under Food and Drug Administration cGMP for use in the production of prescription and over-the-counter drug products,

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(21) SEGMENT INFORMATION -- (CONTINUED)

imaging chemicals used in x-ray contrast media, and other fine custom chemicals derived from organic chemistry; Bioproducts segment (previously part of Biosciences segment), consisting of cell culture, endotoxin detection products and services, electrophoresis and chromatography products; and Biopharma segment (previously part of BioSciences segment), consisting of contract biopharmaceutical process development and manufacturing services. The Company allocates corporate expenses to each of its subsidiaries. The allocation of corporate expenses in 2002 and 2001 have been adjusted to be consistent with a new allocation methodology adopted by the Company in 2003.

     No one customer accounts for more than 10% of the Company's total consolidated revenues.

     The following is a summary of business segment information:

                                                         2003       2002       2001
                                                       --------   --------   --------
GROSS SALES
Human Health.........................................  $242,165   $231,342   $231,582
Bioproducts..........................................   119,298    107,870    102,512
Biopharma............................................    44,128     55,218     22,461
                                                       --------   --------   --------
                                                       $405,591   $394,430   $356,555
                                                       ========   ========   ========

                                                         2003       2002       2001
                                                       --------   --------   --------
GROSS PRODUCT SALES DETAIL FOR EACH SEGMENT
Human Health:
  Active Pharmaceutical Ingredients..................  $183,632   $172,953   $165,991
  Pharmaceutical Intermediates.......................    24,349     24,194     25,059
  Imaging Chemicals..................................     9,576     11,689      8,241
  Fine Custom Chemicals..............................    23,863     21,109     30,461
  Other..............................................       745      1,397      1,830
                                                       --------   --------   --------
          Total Human Health.........................  $242,165   $231,342   $231,582
                                                       ========   ========   ========
Bioproducts:
Cells and Media......................................  $ 62,161   $ 50,664   $ 45,260
Endotoxin Detection..................................    30,474     27,197     23,724
Electrophoresis, Chromatography & Other..............    26,663     30,009     33,528
                                                       --------   --------   --------
          Total BioBioproducts.......................  $119,298   $107,870   $102,512
                                                       ========   ========   ========
Biopharma:
  Contract Biopharmaceutical Manufacturing...........  $ 44,128   $ 55,218   $ 22,461
                                                       --------   --------   --------
          Total Biopharma............................  $ 44,128   $ 55,218   $ 22,461
                                                       ========   ========   ========

                                                         2003       2002       2001
                                                       --------   --------   --------
GROSS PROFIT
Human Health.........................................  $ 90,521   $ 94,055   $ 95,379
Bioproducts..........................................    60,056     56,614     50,440
Biopharma............................................    11,829     27,049     12,153
                                                       --------   --------   --------
                                                       $162,406   $177,718   $157,972
                                                       ========   ========   ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(21) SEGMENT INFORMATION -- (CONTINUED)


                                                         2003        2002        2001
                                                       --------   ----------   --------
                                                                  (RESTATED)
OPERATING PROFIT
Human Health.........................................  $ 56,818    $ 59,718    $ 61,056
Bioproducts..........................................    17,205      15,306       8,795
Biopharma............................................     2,256      16,798       5,170
Corporate............................................   (37,455)    (19,898)    (16,549)
                                                       --------    --------    --------
          Total Operating Profit.....................  $ 38,824    $ 71,924    $ 58,472
                                                       ========    ========    ========
Interest Expense, net................................  $ 11,840    $ 11,264    $ 10,602
Other Expense (income), net..........................       139       7,890        (323)
Taxes................................................    26,600      12,815      13,205
                                                       --------    --------    --------
          Income from continuing operations..........  $    245    $ 39,955    $ 34,988
                                                       ========    ========    ========

                                                         2003        2002         2001
                                                       --------   ----------   ----------
                                                                  (RESTATED)
TOTAL ASSETS
Human Health.........................................  $358,811    $310,638     $262,842
Bioproducts..........................................   197,689     194,476      186,979
Biopharma............................................   176,467     166,897      169,471
Corporate............................................    45,536      31,015       45,554
Assets of discontinued operations....................        --     132,257      153,529
                                                       --------    --------     --------
                                                       $778,503    $835,283     $818,375
                                                       ========    ========     ========

                                                         2003        2002         2001
                                                       --------   ----------   ----------
CAPITAL SPENDING
Human Health.........................................  $ 15,646    $ 28,180     $ 19,592
Bioproducts..........................................     8,477       6,197        2,853
Biopharma............................................    12,319       5,098        3,595
Corporate............................................     1,415         968        4,121
                                                       --------    --------     --------
                                                       $ 37,857    $ 40,443     $ 30,161
                                                       ========    ========     ========

                                                         2003        2002         2001
                                                       --------   ----------   ----------
DEPRECIATION
Human Health.........................................  $ 25,072    $ 20,409     $ 18,212
Bioproducts..........................................     5,125       4,966        3,521
Biopharma............................................     2,277       2,122          633
Corporate............................................     1,734       1,787        2,091
                                                       --------    --------     --------
                                                       $ 34,208    $ 29,284     $ 24,457
                                                       ========    ========     ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(21) SEGMENT INFORMATION -- (CONTINUED)


                                                         2003        2002         2001
                                                       --------   ----------   ----------
AMORTIZATION
Human Health.........................................  $      7    $      6     $  3,350
Bioproducts..........................................     1,206       1,169        6,114
Biopharma............................................       413         379        3,497
                                                       --------    --------     --------
                                                       $  1,626    $  1,554     $ 12,961
                                                       ========    ========     ========

(22) FOREIGN OPERATIONS AND EXPORT SALES

     The following summarized data represents the gross sales and long lived tangible assets for the Company's domestic and foreign entities for 2003, 2002 and 2001:

                                                       DOMESTIC   FOREIGN     TOTAL
                                                       --------   --------   --------
2003
Gross sales..........................................  $181,925   $223,666   $405,591
Long-lived tangible assets...........................   122,772    146,375    269,147
2002
Gross sales..........................................  $187,348   $207,082   $394,430
Long-lived tangible assets -- as restated............   111,208    128,736    239,944
2001
Gross sales..........................................  $156,889   $199,666   $356,555
Long-lived tangible assets...........................   105,626    106,351    211,977

     Export sales, included in domestic gross sales, in 2003, 2002 and 2001 amounted to $22,100, $23,684, and $20,934, respectively.

     Sales by geographic area consist of the following:

                                                         2003       2002       2001
                                                       --------   --------   --------
North America........................................  $206,079   $216,591   $189,108
Europe...............................................   173,035    150,180    141,826
Asia.................................................    16,401     17,745     16,401
Other................................................    10,076      9,914      9,220
                                                       --------   --------   --------
Total................................................  $405,591   $394,430   $356,555
                                                       ========   ========   ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(23) COMMITMENTS

     The Company has operating leases expiring on various dates through the year 2012. The leases are primarily for office and laboratory equipment and vehicles. At December 31, 2003, future minimum commitments under non-cancelable operating lease arrangements were as follows:


Year ended December 31:
  2004......................................................  $ 3,113
  2005......................................................    3,657
  2006......................................................    3,406
  2007......................................................    3,601
  2008 and thereafter.......................................   12,421
                                                              -------
  Total commitments.........................................  $26,198
                                                              =======

     Total operating lease expense was $4,205, $5,017 and $3,618 for the years ended December 31, 2003, 2002 and 2001, respectively.

     In the first quarter 2003, the Company reached an agreement with Mylan Laboratories, Inc. under which the Company would contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. Approximately $4,415 was paid in April 2003 in accordance with the agreement, with the remaining $8,000 to be paid over the next five years. At December 31, 2003 future commitments under this agreement were as follows:


Year ended December 31:
  2004......................................................  $1,600
  2005......................................................   1,600
  2006......................................................   1,600
  2007......................................................   1,600
  2008......................................................   1,600
                                                              ------
  Total Commitments.........................................  $8,000
                                                              ======

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

  Environmental

     In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites ("Superfund sites"). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in other non-current liabilities of $4,900 and $4,542 at December 31, 2003 and December 31, 2002, respectively, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(24) CONTINGENCIES -- (CONTINUED)

that are probable and reasonably estimable. The increase in the accrual is due to currency fluctuation of $458, partially offset by $100 in payments. Included in the liabilities mentioned above are environmental liabilities discussed in the "Sale of Rutherford Chemicals" section of this Note. Based on currently available information and analysis, the Company's accrual represents management's best estimate of what it believes are the probable environmental cleanup related costs of a non-capital nature. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial position or results of operations. However, these matters, if resolved in a manner different from the estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

  Litigation

     Mylan Laboratories

     In late, 1998 the Company and its subsidiary Profarmaco S.r.l. (currently known as Cambrex Profarmaco Milano S.r.l., "Profarmaco") were named as defendants (along with Mylan Laboratories, Inc. ("Mylan") and Gyma Laboratories of America, Inc., Profarmaco's distributor in the United States) in a proceeding instituted by the Federal Trade Commission ("FTC") in the United States District Court for the District of Columbia (the "District Court"). The allegations arise from exclusive license agreements between Profarmaco and Mylan covering the drug master files for lorazepam and clorazepate, two active pharmaceutical ingredients ("APIs"). The FTC alleged violations of the Federal Trade Commission Act; including unlawful restraint of trade and conspiracy to monopolize markets for the APIs. A lawsuit making similar allegations against the same parties seeking injunctive relief and treble damages, was filed by the Attorneys General of 31 states in the District Court on behalf of those states and persons in those states who were purchasers of the generic pharmaceuticals.

     The same parties including the Company and Profarmaco have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of the APIs in generic form, making allegations similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

     On February 9, 2001, a federal court in Washington, DC entered an Order and Stipulated Permanent Injunction as part of a settlement of the FTC and Attorneys General's suits. Under these settlement documents Mylan agreed to pay over $140,000 on its own behalf and on behalf of most of the other defendant companies including Cambrex and Profarmaco. In the Order and Injunction, the settling defendants also agreed to monitor certain future conduct. Mylan had been fully covering the costs for the defense and indemnity of Cambrex and Profarmaco under certain obligations set forth in the license agreements. Cambrex agreed to cover separate legal defense costs incurred for Cambrex and Profarmaco on a going forward basis beginning August 1, 2000. The private litigation continues.

     On April 7, 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. Approximately $4,415 was paid in April 2003 in accordance with the agreement, with the remaining $8,000 to be paid over the next five years. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. As of December 31, 2003, the outstanding balance for this liability was $7,186.

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

     An accrual of $6,000 was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. Based on discussions with various plaintiffs counsel, as well as current estimates of expenditures for legal fees, an additional accrual of $4,400 was established in the fourth quarter of 2001. The Company believed that the current reserves would be sufficient to cover resolution of the remaining related litigation matters. However, during 2002, based on information developed during the year, the Company determined that the remaining litigation matters would be more costly than previously anticipated. Therefore, during 2002, the Company increased reserves by $10,000. The balance of this accrual as of December 31, 2003 was approximately $3,836. This accrual has been recorded in accrued liabilities.

     Litigation in the United States under the U.S. antitrust laws was commenced some years ago by a group of European purchasers. On motion by the Vitamin B-3 defendants, the District Court dismissed the litigation, under the long-standing rule that foreign purchasers cannot sue in U.S. courts under U.S. antitrust statutes. Recently, the Federal Circuit Court reversed the District Court's decision. The Vitamin B-3 defendants, supported by the U.S. Department of Justice, appealed to the United States Supreme Court and the hearing is currently scheduled for April 2004. The Company strongly believes that the claim should be dismissed, however, the Circuit Court's decision is so unusual that we cannot predict the disposition of this matter.

     Mallinckrodt

     During February 1999, the Company's Charles City facility ("CCC") sold several batches of 5-NIPA, an x-ray contrast media raw material, to Mallinckrodt, Inc. In April 1999, Mallinckrodt verbally notified CCC that some of the 5-NIPA batches appeared to be out of specification. CCC requested that Mallinckrodt cease production and return the product for refund or replacement. CCC's quality control tests indicated that the material met the agreed specification, but CCC was ready to issue a credit to Mallinckrodt upon return of the questionable material. Nevertheless, it appears that Mallinckrodt continued to use the material.

     In August 1999, Mallinckrodt issued CCC a schedule that summarized the total costs allegedly incurred by Mallinckrodt related to the questionable 5-NIPA in the amount of approximately $4,800. In July 2000, Mallinckrodt sent CCC a letter claiming that CCC breached its supply agreement by delivering contaminated 5-NIPA to Mallinckrodt and claiming damages for its costs. The Company responded that, among other things, CCC delivered in-specification material and did not breach the supply agreement. On October 2, 2000, Mallinckrodt filed suit in United States District Court in St. Louis, Missouri alleging, among other things, that

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(24) CONTINGENCIES -- (CONTINUED)

CCC breached the Supply Agreement and claiming significant damages. On December 27, 2000, the Company filed our answer, denying Mallinckrodt's claims.

     Mediation was held in June, 2003 but was unsuccessful. A second mediation occurred in November 2003; we did not reach agreement, but continued discussing settlement as we prepared for trial, which had been scheduled for early January 2004. In December 2003, we reached a settlement with Mallinckrodt for $3,200 which has subsequently been paid. The Company has a $1,000 deductible under its insurance policy. The Company exhausted a majority of the deductible through the costs of defense which had been previously reserved. The Company has subsequently been reimbursed approximately $3,000 by its insurance company.

     Sale of Rutherford Chemicals

     As previously announced, the Company entered into an agreement for the sale of its Rutherford Chemicals business. The transaction was completed on November 10, 2003 subject to working capital adjustments. Under the agreement for the sale the Company provided standard representations and warranties concerning the business, operations, liabilities and financial condition of the Rutherford Chemicals Business. Most of such representations and warranties will survive for a period of thirty days after the Buyer's preparation of its audited financial statements for year-end 2004. Therefore, claims for breaches of such representations would have to be brought during that time frame. Certain specified representations and warranties, such as those relating to employee benefit matters, will survive for longer periods. Under the sale agreement, the Company has indemnified the Buyer for breaches of representations and warranties, such indemnification is subject to a deductible and a cap at a percentage of the purchase price.

     The Company has retained the liabilities associated with existing general litigation matters, including Vitamin B-3 as stated above. With respect to certain pre-closing environmental matters, the Company retains the responsibility for (i) certain existing matters; including violations and off-site liabilities, and (ii) completing the on-going remediation at the New York facility. Further, as a result of the sale of the Bayonne, New Jersey facility, the obligation to investigate site conditions and conduct required remediation under the provisions of the New Jersey Industrial Site Recovery Act was triggered; and the Company has retained the responsibility for completion of any such investigation and remediation With respect to all other pre-closing environmental liabilities, whether known or unknown, the Buyer is responsible for the management of potential future matters; however, the Buyer and the Company may share the costs of associated remediation with respect to such potential future matters, subject to certain limitations defined in the agreement for sale.

     Class Action Matter

     In mid-October 2003, the Company was notified of a securities class action lawsuit filed against Cambrex and five former and current Company officers. To date, five class action suits have been filed with the New Jersey Federal District Court and we have been served with process in several of the cases. The original and later lawsuits were brought as class actions in the names of purchasers of the Company's common stock from October 21, 1998 through July 25, 2003. The complaints allege that the Company failed to disclose in timely fashion the January 2003 accounting restatement and subsequent SEC investigation, as well as the loss of a significant contract at the Baltimore facility.

     Under the rules applicable to class action litigation, the various plaintiffs appeared in Federal Court on January 12, 2004, and the Court designated the lead plaintiff and selected counsel to represent the class. The plaintiff has sixty (60) days to amend the complaint. The Company will have a further forty-five (45) days to

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(24) CONTINGENCIES -- (CONTINUED)

file a motion to dismiss. We consider the complaints to be substantially without merit and will vigorously defend against them.

     Securities and Exchange Commission

     The Securities and Exchange Commission ("SEC") is currently conducting an investigation into the Company's inter-company accounting issue. The investigation began in the first half of 2003 after the Company voluntarily disclosed certain matters related to inter-company accounts for the five-year period ending December 31, 2001 that resulted in the restatement of the Company's financial statements for those years. To Cambrex's knowledge, the investigation is limited to this inter-company accounting matter, and the Company does not expect further revisions to its historical financial statements relating to these issues. The Company is fully cooperating with the SEC.

  Other

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

     As permitted under Delaware law, the Company has agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to maker under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that covers a portion of any potential exposure.

     The Company believes the estimated fair value of the above indemnification agreements is not significant, and as such the Company has no liabilities recorded for these agreements as of December 31, 2003.

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

                              CAMBREX CORPORATION

                       SELECTED QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  1ST             2ND            3RD             4TH
                                                QUARTER         QUARTER        QUARTER         QUARTER       YEAR
                                             --------------   -----------   --------------   -----------   --------
                                                                              (RESTATED)
                                             (UNAUDITED)(2)   (UNAUDITED)   (UNAUDITED)(3)   (UNAUDITED)
2003
Gross sales................................     $105,231       $103,116        $ 95,179       $102,065     $405,591
Net revenues...............................      106,986        104,169          96,379        103,110      410,644
Gross profit...............................       45,254         40,209          36,998         39,945      162,406
Income/(loss) from continuing operations...        1,564          7,512         (14,901)         6,070          245
Income/(loss) on discontinued operations...          795            539         (54,611)        (1,031)     (54,308)
Net income/(loss)..........................        2,359          8,051         (69,512)         5,039      (54,063)
Basic earnings per share:(1)
  Income/(loss) from continuing
    operations.............................         0.06           0.29           (0.58)          0.24         0.01
  Income/(loss) on discontinued
    operations.............................         0.03           0.02           (2.12)         (0.04)       (2.11)
  Net income/(loss)........................         0.09           0.31           (2.70)          0.20        (2.10)
Diluted earnings per share:(1)
  Income/(loss) from continuing
    operations.............................         0.06           0.29           (0.58)          0.23         0.01
  Income/(loss) on discontinued
    operations.............................         0.03           0.02           (2.12)         (0.04)       (2.08)
  Net income/(loss)........................         0.09           0.31           (2.70)          0.19        (2.07)
Average shares:
  Basic....................................       25,853         25,732          25,721         25,796       25,775
  Diluted..................................       26,154         25,973          25,721         26,255       26,174

                                             1ST              2ND               3RD              4TH
                                           QUARTER          QUARTER           QUARTER          QUARTER          YEAR
                                         -----------   -----------------   --------------   --------------   ----------
                                                          (RESTATED)                                         (RESTATED)
                                         (UNAUDITED)   (UNAUDITED)(4)(5)   (UNAUDITED)(6)   (UNAUDITED)(7)
2002
Gross sales............................    $99,618         $102,705           $92,332          $ 99,775       $394,430
Net revenues...........................     99,383          103,252            94,191           102,240        399,066
Gross profit...........................     43,458           45,918            43,945            44,397        177,718
Income from continuing operations......     13,043            8,183             9,283             9,446         39,955
Income/(loss) on discontinued
  operations...........................      1,947            5,166            (7,186)           (6,473)        (6,546)
Net income.............................     14,990           13,349             2,097             2,973         33,409
Basic earnings per share:(1)
  Income from continuing operations....       0.50             0.31              0.36              0.36           1.54
  Income/(loss) on discontinued
    operations.........................       0.08             0.20             (0.28)            (0.25)         (0.25)
  Net income...........................       0.58             0.51              0.08              0.11           1.29
Diluted earnings per share:(1)
  Income from continuing operations....       0.49             0.31              0.35              0.36           1.51
  Income/(loss) on discontinued
    operations.........................       0.07             0.19             (0.27)            (0.25)         (0.25)
  Net income...........................       0.56             0.50              0.08              0.11           1.26
Average shares:
  Basic................................     25,888           25,991            26,012            25,904         25,954
  Diluted..............................     26,591           26,644            26,723            26,284         26,520

---------------
(1) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period, as such, the sum of the quarters may not necessarily equal the earnings per share amount for the year.
(2) The first quarter 2003 includes a special pre-tax charge of $11.3 million recorded in operating expenses for the settlement of certain class action lawsuits involving Mylan Laboratories.
(3) Cambrex Corporation restated its results for the third quarter 2003. This restatement resulted from the recording of a valuation allowance to the Provision for income taxes of $5.4 million for deferred tax assets arising from unrealized hedge losses and minimum pension liabilities the benefits of which had previously been included in Accumulated other comprehensive income
    (loss). The Company also is recording an additional valuation allowance of $1.5 million for the 2002 tax benefit related to the investment impairment the Company has recorded in the second quarter 2002 (see Note #2 to the consolidated financial statements). These charges in the third quarter 2003 are consistent with the Company's determination that domestic net deferred tax assets were deemed unlikely to be realized and that a valuation allowance must be recognized (see Note #10 to the consolidated financial statements). The total $6.9 million expense for the two items above is recorded in the third quarter 2003 Provision for income taxes. The Company also recorded a $1.9 million reduction to Loss from discontinued operations due to the reversal of deferred tax liabilities related to the Rutherford Chemicals segment that were not previously taken into consideration in determining such loss from discontinued operations.
(4) Cambrex Corporation restated its results for the second quarter 2002. This restatement resulted from an assessment of the carrying value of an equity investment in a privately held emerging biotechnology company. The Company concluded that $4.3 million of the investment should have been impaired as of the second quarter 2002 and the remaining $0.7 million should have been initially classified as an intangible asset related to a licensing agreement entered into concurrent with the equity investment. The impairment charge of $4.3 million was recorded in Other expense and a related $1.5 million tax benefit was recorded in Provision for income taxes and as a deferred tax asset. Net income and total stockholders' equity decreased by $2.8 million. This restatement did not have an effect on the Company's cash flows.
(5) The second quarter of 2002 continuing operations also includes additional special charges of $2.9 million comprised of $0.4 million expense for fixed asset impairments charged to operating expenses and a $2.5 million investment write-down recorded in other expense. Discontinued operations include a special benefit of $5.6 million comprised of a $3.8 million arbitration award and a $1.8 million benefit related to an insurance settlement.
(6) The third quarter of 2002 continuing operations include special charges of $2.7 million comprised of $2.1 million for severance and a facility closure which are recorded in operating expenses and an investment write-down of $0.6 million recorded in other expense. Discontinued operations include net special charges of $12.1 million comprised of an accrual for Vitamin B-3 settlement and litigation costs of $6.0 million, $6.9 million of asset impairments, inventory write-downs and severance and $0.8 million benefit related to an insurance settlement.
(7) The fourth quarter 2002 continuing operations include special charges of $1.7 million comprised of $0.8 million in severance and $0.9 million for facility closure costs recorded in operating expenses. Discontinued operations include special charges of $8.0 million comprised of an accrual for Vitamin B-3 settlement and litigation costs of $4.0 million and a goodwill impairment of $4.0 million.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A  CONTROLS AND PROCEDURES.

     With the participation of the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's 'disclosure controls and procedures' (as defined in the Rules 13a-15(e) under the Securities Exchange Act of 1934 (the 'Exchange Act') as of the end of the period covered by this annual report. Disclosure controls and procedures are designed to provide reasonable assurance that the Company is able to meet the objective of filing reports under the Exchange Act that contain disclosure which is recorded, processed, summarized and reported pursuant to the disclosure requirements and within the time periods specified in the rules and forms of the Commission. Based on such evaluation, including consideration of the matter discussed below, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2003.

     Senior management and the Company's Audit Committee were informed by the Company's independent auditors, PricewaterhouseCoopers LLP, that there were material weaknesses (as defined in AU 325, Communication of Internal Control Related Matters Noted in an Audit, of the AICPA Professional Standards) in the Company's internal controls relating to the adequacy of documentation and level of personnel within the Company's corporate tax department. The insufficient documentation and inadequate level of human resources within the tax department led to untimely identification and resolution of certain tax accounting matters that included matters leading to a restatement of the Company's third quarter 2003 results. These matters included: (i) a valuation allowance to the Provision for income taxes of $5.4 million for deferred tax assets arising from unrealized interest rate swap losses and minimum pension liabilities, the benefits of which had previously been included in Accumulated other comprehensive income (loss); and (ii) a $1.9 million reduction to Loss from discontinued operations due to the reversal of deferred tax liabilities related to the Rutherford Chemicals segment that were not previously taken into consideration in determining such loss from discontinued operations.

     The Company has taken and is taking the following actions to address these weaknesses in its tax department:

     - Retained a consultant with significant experience in managing corporate tax functions to review and complete documentation of critical procedures within the corporate tax department, specifically including documentation requirements, in order to strengthen the reliability and timeliness of the Company's tax accounting and to prepare for internal control audits pursuant to Sarbanes-Oxley Section 404;

     - Initiated searches for the two key recently vacated positions - a Vice President of Tax and a Tax Manager - which are in progress with several candidates for each position having been identified;

     - Increased the level of involvement of its external tax advisers pertaining to, among other things, the adequacy and design of the Company's tax strategies and entity structure;

     - Increased the level of review and discussion of significant tax matters and supporting documentation with senior finance management;

     - Increased the level of discussion and review of tax accounting matters with the Company's independent auditors;

     - Identifying interim resources both inside and outside the Company to augment the existing personnel on an interim basis until the weaknesses are remediated.

     While the Company is responding to these weaknesses, management estimates that it will take at least three to six months from the date of filing this annual report to fully resolve them. Management believes these weaknesses do not have a material effect on the Company's consolidated financial statements through December 31, 2003, other than the third quarter of 2003 which was restated as described above.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11  EXECUTIVE COMPENSATION.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information called for by Part III is hereby incorporated by reference to the information set forth under the captions "Principal Stockholders," "Common Stock Ownership by Directors and Executive Officers," "Board of Directors," "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report on Executive Compensation," "Executive and Other Compensation," "Executive and Other Compensation," "Audit Committee Report" and "Principal Accounting Firm Fees" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders, to be held April 22, 2004, which meeting involves the election of directors, which definitive proxy statement is being filed with the Securities and Exchange Commission pursuant to Regulation 14A.

     In addition, information concerning the registrant's executive officers has been included in Part I under the caption "Executive Officers of the Registrant."

                                    PART IV

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. The following consolidated financial statements of the Company are filed as part of this report:

                                                                 PAGE NUMBER
                                                               (IN THIS REPORT)
                                                               ----------------
Report of Independent Auditors..............................          43
Consolidated Balance Sheets as of December 31, 2003, and
  2002......................................................          44
Consolidated Income Statements for the Years Ended December
  31, 2003, 2002 and 2001...................................          45
Consolidated Statement of Stockholders' Equity for the Years
  Ended December 31, 2003, 2002 and 2001....................          46
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003, 2002 and 2001..........................          47
Notes to Consolidated Financial Statements..................          48
Consolidated Quarterly Financial Data (unaudited) for the
  Years Ended December 31, 2003 and 2002....................          88

     (a) 2. (i) The following schedule to the consolidated financial statements of the Company as filed herein and the Report of Independent Accountants on Financial Statement Schedule are filed as part of this report.

                                                                 PAGE NUMBER
                                                               (IN THIS REPORT)
                                                               ----------------
Schedule II -- Valuation and Qualifying Accounts............          93

     All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

     (a) 3. The exhibits filed in this report are listed in the Exhibit Index on pages 95-97

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

     (b) Reports on Form 8-K

     The following are the Form 8-Ks filed (or furnished) during the fourth quarter, 2003:

     October 22, 2003 regarding the press release dated October 17, 2003 announcing the amendment to the August 7, 2003 Asset Purchase Agreement for Rutherford Chemicals.

     October 24, 2003 regarding the third quarter 2003 earnings release by Cambrex Corporation dated October 23, 2003.

     November 25, 2003 regarding the completed sale of the Rutherford Chemicals business.

     January 23, 2004 regarding the press release dated January 22, 2004 announcing the financial results for the fourth quarter and full year of 2003 and providing guidance for 2004.

                                                                     SCHEDULE II

                              CAMBREX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                           COLUMN A     COLUMN B     COLUMN C     COLUMN D    COLUMN E
                                           ---------   ----------   ----------   ----------   --------
                                                              ADDITIONS
                                                       -----------------------
                                            BALANCE    CHARGED TO   CHARGED TO
                                           BEGINNING    COST AND      OTHER                    END OF
CLASSIFICATION                              OF YEAR     EXPENSES     ACCOUNTS    DEDUCTIONS     YEAR
--------------                             ---------   ----------   ----------   ----------   --------
Year Ended December 31, 2003:
  Doubtful trade receivables and returns
     and allowances......................   $ 1,672     $ 1,806       $   --       $  197     $ 3,281
  Inventory and obsolescence
     provisions..........................    14,412       1,537           --          490      15,459
  Deferred tax valuation allowance.......     2,821      49,502        1,446           --      53,769
Year Ended December 31, 2002:
  Doubtful trade receivables and returns
     and allowances......................   $ 1,039     $   785       $   --       $  152     $ 1,672
  Inventory and obsolescence
     provisions..........................    16,246       3,328           --        5,162      14,412
  Deferred tax valuation allowance.......     4,885      (2,064)          --           --       2,821
Year Ended December 31, 2001:
  Doubtful trade receivables and returns
     and allowances......................   $ 1,061     $   130       $   --       $  152     $ 1,039
  Inventory and obsolescence
     provisions..........................    15,144       2,536           --        1,434      16,246
  Deferred tax valuation allowance.......     2,689       2,455         (259)          --       4,885

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

                                                   Date: March 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                               TITLE                         DATE
             ---------                               -----                         ----


         /s/ JAMES A. MACK            Chairman of the Board of Directors     )
------------------------------------  President and Chief Executive
           James A. Mack              Officer


         /s/ LUKE M. BESHAR           Executive Vice President Chief         )
------------------------------------  Financial Officer
           Luke M. Beshar


     /s/ ROSINA B. DIXON, M.D.*       Director                               )
------------------------------------
       Rosina B. Dixon, M.D.


         /s/ ROY W. HALEY*            Director                               )
------------------------------------
            Roy W. Haley


  /s/ KATHRYN RUDIE HARRIGAN, PHD*    Director                               )
------------------------------------
    Kathryn Rudie Harrigan, PhD


     /s/ LEON J. HENDRIX, JR.*        Director                               ) March 15, 2004
------------------------------------
        Leon J. Hendrix, Jr.


         /s/ ILAN KAUFTHAL*           Director                               )
------------------------------------
           Ilan Kaufthal


         /s/ WILLIAM KORB*            Director                               )
------------------------------------
            William Korb


         /s/ ROBERT LEBUHN*           Director                               )
------------------------------------
           Robert LeBuhn


        /s/ JOHN R. MILLER*           Director                               )
------------------------------------
           John R. Miller


       /s/ PETER G. TOMBROS*          Director                               )
------------------------------------
          Peter G. Tombros


       *By /s/ JAMES A. MACK
------------------------------------
           James A. Mack
          Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
   3.1          --  Restated Certificate of Incorporation of
                    registrant(A) -- Exhibit 3(a).
   3.2          --  By Laws of registrant.(E) -- Exhibit 4.2.
   4.1          --  Form of Certificate for shares of Common Stock of
                    registrant.(A) -- Exhibit 4(a).
   4.2          --  Article Fourth of the Restated Certificate of
                    Incorporation.(A) -- Exhibit 4(b).
   4.3          --  Loan Agreement dated September 21, 1994 by and among the registrant, NBD Bank, N.A., United Jersey Bank, National
                    Westminster Bank NJ, Wachovia Bank of Georgia, N.A.,
                    BHF-Bank, The First National Bank of Boston, Chemical Bank
                    New Jersey, N.A., and National City Bank.(K).
   4.4          --  Loan Agreement dated September 16, 1997 by and among the registrant, Chase Manhattan Bank as Administrative Agent and
                    The First National Bank of Chicago as Documentation Agent.
                    The bank group includes 13 domestic banks and 7
                    international banks.(Q).
   4.5          --  Loan agreements dated November 28, 2001 by and among the registrant, JPMorganChase Bank as administrative agent,
                    JPMorgan Securities Inc. as advisor, lead arranger and
                    bookrunner and Bank of America N.A., The Bank of New York
                    and Fleet National Bank as co-syndication agents.(R).
  10.1          --  Purchase Agreement dated July 11, 1986, as amended, between the registrant and ASAG, Inc.(A) -- Exhibit 10(r).
  10.2          --  Asset Purchase Agreement dated as of June 5, 1989 between
                    Whittaker Corporation and the registrant.(C) -- Exhibit
                    10(a).
  10.3          --  Asset Purchase Agreement dated as of July 1, 1991 between
                    Solvay Animal Health, Inc. and the registrant.(F).
  10.4          --  Asset Purchase Agreement dated as of March 31, 1992 between
                    Hexcel Corporation and the registrant.(H).
  10.5          --  Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB, Akzo Nobel NV and the registrant, for the purchase of Nobel Chemicals AB.(K).
  10.6          --  Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB, Akzo Nobel and the registrant, for
                    the purchase of Profarmaco Nobel, S.r.l.(K).
  10.7          --  Stock purchase agreement dated as of October 3, 1997 between
                    BioWhittaker and the registrant.(Q).
  10.8          --  Asset purchase agreement dated as of August 7, 2003 between
                    Rutherford Acquisition Corporation and Cambrex Corporation
                    and The Sellers listed in the asset Purchase agreement.(T).
  10.10         --  1983 Incentive Stock Option Plan, as amended.(B).
  10.11         --  1987 Long-term Incentive Plan.(A) -- Exhibit(g).
  10.12         --  1987 Stock Option Plan.(B).
  10.13         --  1989 Senior Executive Stock Option Plan.(J).
  10.14         --  1992 Stock Option Plan.(J).
  10.15         --  1993 Senior Executive Stock Option Plan.(J).
  10.16         --  1994 Stock Option Plan.(J).
  10.17         --  1996 Performance Stock Option Plan.(N).
  10.18         --  1998 Performance Stock Option Plan.(S).

---------------
See legend on following page.

                                 EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
  10.19         --  2000 Performance Option Plan(S).
  10.20         --  Form of Employment Agreement between the registrant and its executive officers named in the Revised Schedule of Parties thereto.(D) -- Exhibit 10.A.
  10.21         --  Revised Schedule of Parties to Employment Agreement (exhibit
                    10.20 hereto).(M).
  10.22         --  Cambrex Corporation Savings Plan.(I).
  10.23         --  Cambrex Corporation Supplemental Retirement Plan.(L).
  10.24         --  Deferred Compensation Plan of Cambrex Corporation.(L).
  10.25         --  Amendment to Deferred Compensation Plan of Cambrex
                    Corporation (Exhibit 10.24 hereto).(P).
  10.26         --  Cambrex Earnings Improvement Plan.(L).
  10.27         --  Consulting Agreement dated December 15, 1994 between the registrant and Arthur I. Mendolia.(L).
  10.28         --  Consulting Agreement dated December 15, 1995 between the registrant and Cyril C. Baldwin, Jr.(L).
  10.29         --  Consulting Agreement between the registrant and James A.
                    Mack.(L).
  10.30.1       --  Additional Retirement Payment Agreement dated December 15,
                    1994 between the registrant and Arthur I. Mendolia.(L).
  10.31         --  Additional Retirement Payment Agreement dated December 15,
                    1994 between the registrant and Cyril C. Baldwin, Jr.(L).
  10.32         --  Additional Retirement Payment Agreement between the
                    registrant and James A. Mack.(L).
  10.33         --  2001 Performance Stock Option Plan.(M).
  10.34         --  2003 Performance Stock Option Plan.(M).
  10.40         --  Registration Rights Agreement dated as of June 6, 1985 between the registrant and the purchasers of its Class D
                    Convertible Preferred stock and 9% Convertible Subordinated
                    Notes due 1997.(A) -- Exhibit 10(m).
  10.41         --  Administrative Consent Order dated September 16, 1985 of the
                    New Jersey Department of Environmental Protection to Cosan
                    Chemical Corporation.(A) -- Exhibit 10(q).
  10.42         --  Registration Rights Agreement dated as of June 5, 1996 between the registrant and American Stock Transfer and Trust
                    Company.(O) -- Exhibit 1.
  10.50         --  Manufacturing Agreement dated as of July 1, 1991 between the registrant and A.L. Laboratories, Inc.(G).
  21            --  Subsidiaries of registrant.(M).
  23            --  Consent of PricewaterhouseCoopers LLP to the incorporation by reference of its report herein in Registration Statement
                    Nos. 333-57404, 333-22017, 33-21374, 33-37791, 33-81780 and
                    33-81782 on Form S-8 of the registrant.(M).
  24            --  Powers of Attorney to sign this report.(M).
  31.1          --  CEO Certification pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.(M).
  31.2          --  CFO Certification pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.(M).
  32.1          --  CEO Certification pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.(M).
  32.2          --  CFO Certification pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.(M).

---------------
See legend on following page.

                                 EXHIBIT INDEX

(A) Incorporated by reference to the indicated Exhibit to registrant's Registration Statement on Form S-1
     (Registration No. 33-16419).
(B)  Incorporated by reference to registrant's Registration
     Statement on Form S-8 (Registration No. 33-21374) and
     Amendment No. 1.
(C) Incorporated by reference to registrant's Annual Report on Form 10-K dated June 5, 1989.
(D) Incorporated by reference to the indicated Exhibit to registrant's Annual Report on Form 10-K for 1989.
(E) Incorporated by reference to the indicated Exhibit to registrant's Registration Statement on Form S-8
     (Registration No. 33-37791).
(F) Incorporated by reference to registrant's Current Report on Form 8-K dated July 1, 1991.
(G) Incorporated by reference to the registrant's Annual Report on Form 10-K for 1991.
(H) Incorporated by reference to the registrant's Current Report on Form 8-K dated April 10, 1992 and Amendment No. 1 to its
     Current Report.
(I)  Incorporated by reference to registrant's Registration
     Statement on Form S-8 (Registration No. 33-81780) dated July
     20, 1994.
(J)  Incorporated by reference to registrant's Registration
     Statement on Form S-8 (Registration No. 33-81782) dated July
     20, 1994.
(K) Incorporated by reference to registrant's Current Report on Form 8-K dated October 26, 1994.
(L) Incorporated by reference to the registrant's Annual Report on Form 10-K for 1994.
(M)  Filed herewith.
(N)  Incorporated by reference to registrant's Registration
     Statement on Form S-8 (Registration No. 333-22017) dated
     February 19, 1997.
(O) Incorporated by reference to the registrant's Current Report on Form 8-A dated June 12, 1996.
(P) Incorporated by reference to the registrant's Annual Report on Form 10-K for 1995.
(Q) Incorporated by reference to the registrant's Current Report on Form 8-K dated October 8, 1997.
(R) Incorporated by reference to the registrant's Current Report on Form 8-K dated December 4, 2001.
(S)  Incorporated by reference to registrant's Registration
     Statement on Form S-8 (Registration No. 333-57404) dated
     March 22, 2001.
(T) Incorporated by reference to the registrant's Current Report on Form 8-K dated November 10, 2003.