Form 10-Q
period 2004-03-31
CAMBREX CORP
filed 2004-05-06
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           for the transition period from ___________ to ___________

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

                                 Yes [X] No [ ]

      As of April 30, 2004, there were 26,109,818 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                      For The Quarter Ended March 31, 2004
                                Table of Contents

                                                                                                Page No.
                                                                                                --------
Part I Financial information

        Item 1. Financial Statements (Unaudited)

                Condensed consolidated balance sheets as of
                March 31, 2004 and December 31, 2003                                                   2

                Condensed consolidated income statements
                for the three months ended March 31, 2004 and 2003                                     3

                Condensed consolidated statements of cash flows
                for the three months ended March 31, 2004 and 2003                                     4

                Notes to unaudited condensed consolidated financial statements                    5 - 21

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                    22 - 26

        Item 4. Controls and Procedures                                                          27 - 28

Part II Other information

        Item 2.    Changes in Securities and Use of Proceeds                                          29

        Item 4.    Matters Submitted to a Vote of Securities Holders                                  29

        Item 6.    Exhibits and Reports on Form 8-K                                              29 - 30

Signatures                                                                                            31

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                                            March 31,           December 31,
                                                                              2004                  2003
                                                                            ---------           ------------
ASSETS
Current assets:
    Cash and cash equivalents....................................           $ 73,682             $  64,294
    Trade receivables, net.......................................             56,263                58,324
    Inventories, net.............................................             84,324                82,013
    Deferred tax assets..........................................              8,757                 8,757
    Prepaid expenses and other current assets....................             11,164                16,294
                                                                            --------             ---------
        Total current assets.....................................            234,190               229,682

Property, plant and equipment, net...............................            261,173               269,147
Goodwill.........................................................            219,668               220,742
Other intangible assets, net.....................................             51,328                51,391
Other assets.....................................................              6,877                 7,541
                                                                            --------             ---------

        Total assets.............................................           $773,236             $ 778,503
                                                                            ========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.............................................           $ 32,815             $  35,326
    Accrued liabilities..........................................             58,626                54,522
    Short-term debt and current portion of
        long-term debt...........................................              3,445                 1,376
                                                                            --------             ---------
Total current liabilities........................................             94,886                91,224

Long-term debt...................................................            202,422               212,369
Deferred tax liabilities.........................................             28,998                29,196
Other non-current liabilities....................................             48,592                49,084
                                                                            --------             ---------

        Total liabilities........................................            374,898               381,873
                                                                            --------             ---------

Stockholders' equity:
    Common stock, $.10 par value; issued 28,708,152 and
        28,471,652 shares at respective dates....................              2,871                 2,847
    Additional paid-in capital...................................            210,662               206,256
    Retained earnings............................................            212,457               205,787
    Treasury stock, at cost 2,598,334 and 2,614,910
       shares at respective dates................................            (21,961)              (22,101)
    Deferred compensation........................................             (1,610)               (1,616)
    Accumulated other comprehensive (loss)/income................             (4,081)                5,457
                                                                            --------             ---------

        Total stockholders' equity...............................            398,338               396,630
                                                                            --------             ---------

        Total liabilities and stockholders' equity...............           $773,236             $ 778,503
                                                                            ========             =========

           See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                             Three months ended
                                                                  March 31,
                                                         ---------------------------
                                                           2004               2003
                                                         ---------         ---------
Gross sales .....................................        $ 113,592         $ 105,231
    Commissions & allowances ....................              959             1,133
                                                         ---------         ---------
Net sales .......................................          112,633           104,098
    Other revenues ..............................            3,042             2,888
                                                         ---------         ---------

NET REVENUES ....................................          115,675           106,986

Cost of goods sold ..............................           70,517            61,732
                                                         ---------         ---------

GROSS PROFIT ....................................           45,158            45,254

Operating expenses:
    Selling, general and
       administrative expenses ..................           27,479            25,112
    Research and development expenses ...........            4,722             4,093
    Legal settlement ............................                -            11,342
    Other, net ..................................           (1,863)                -
                                                         ---------         ---------
      Total operating expenses ..................           30,338            40,547

OPERATING PROFIT ................................           14,820             4,707

Other expenses:
    Interest expense, net .......................            2,929             2,349
    Other expense, net ..........................              127               185
                                                         ---------         ---------

Income from continuing operations
    before income taxes .........................           11,764             2,173

    Provision for income taxes ..................            3,566               609
                                                         ---------         ---------

INCOME FROM CONTINUING OPERATIONS ...............        $   8,198         $   1,564

DISCONTINUED OPERATIONS (NOTE 9)

(Loss)/income from discontinued operations before
    income taxes ................................             (742)            1,015

Income tax provision ............................                -               220
                                                         ---------         ---------

(Loss)/income on discontinued operations ........             (742)              795
                                                         ---------         ---------

Net income ......................................        $   7,456         $   2,359
                                                         =========         =========

Basic earnings per share:
    Income from continuing operations ...........             0.32              0.06
    (Loss)/income from discontinued operations ..            (0.03)             0.03
                                                         ---------         ---------
    Net income ..................................             0.29              0.09

Diluted earnings per share:
    Income from continuing operations ...........             0.31              0.06
    (Loss)/income from discontinued operations ..            (0.03)             0.03
                                                         ---------         ---------
    Net income ..................................             0.28              0.09

Weighted average shares outstanding:

    Basic .......................................           26,001            25,853
    Effect of dilutive stock options ............              604               301
                                                         ---------         ---------
    Diluted .....................................           26,605            26,154

Cash dividends paid per share ...................        $    0.03         $    0.03
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                 Three months ended
                                                                                      March 31,
                                                                            ------------------------------
                                                                              2004                  2003
                                                                            --------              --------
Cash flows from operating activities:
    Net income...................................................           $  7,456              $  2,359

    Depreciation and amortization................................             10,039                 8,338
    Deferred income tax (benefit) provision......................               (198)                3,984
    Changes in assets and liabilities:
        Mylan settlement, net of cash payments...................                  -                11,342
        Receivables, net.........................................                981                 3,238
        Inventories..............................................             (4,111)                1,170
        Prepaid expenses and other current assets................              2,969                 1,784
        Accounts payable and accrued liabilities.................              3,780                 1,092
        Income taxes payable.....................................              1,899                (4,192)
        Other non-current assets and liabilities.................              1,003                  (144)
        Discontinued operations:
          Non-cash charges and changes in operating assets
              and liabilities....................................                  -                 3,404
                                                                            --------              --------
        Net cash provided by operating activities................             23,818                32,375
                                                                            --------              --------

Cash flows from investing activities:
    Capital expenditures.........................................             (7,224)              (10,003)
    Other investing activities...................................               (412)                 (161)
    Discontinued operations - cash flows used in
       investing activities......................................                  -                  (980)
                                                                            --------              --------
    Net cash used in investing activities........................             (7,636)              (11,144)
                                                                            --------              --------

Cash flows from financing activities:
    Dividends paid...............................................               (786)                 (781)
    Net increase in short-term debt..............................              2,111                   445
    Long-term debt activity (including current portion):
        Borrowings...............................................              5,300                60,650
        Repayments...............................................            (15,241)              (72,293)
    Proceeds from stock options exercised........................              3,929                    72
    Other financing activities...................................                (63)                    -
                                                                            --------              --------
        Net cash used in financing activities....................             (4,750)              (11,907)
                                                                            --------              --------

Effect of exchange rate changes on cash..........................             (2,044)                  730
                                                                            --------              --------

Net increase in cash and cash equivalents........................              9,388                10,054
                                                                            --------              --------

Cash and cash equivalents at beginning of period.................             64,294                33,296
                                                                            --------              --------

Cash and cash equivalents at end of period.......................           $ 73,682              $ 43,350
                                                                            ========              ========

           See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per-share data)

(1)   BASIS OF PRESENTATION

      Unless otherwise indicated by the context, "Cambrex" or the "Company" means Cambrex Corporation and subsidiaries.

      The accompanying unaudited Condensed Consolidated Financial Statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003.

      The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

      Certain reclassifications have been made in prior year amounts to conform to the current year presentation.

(2)   IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Consolidation of Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation became applicable for the Company in its fourth quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics.

      In December 2003, the FASB issued FIN 46R which requires the application of either FIN 46 or FIN 46R by public entities created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 by public entities were already required to be analyzed under FIN 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R will be applicable to all non-special purpose entities created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004. The Company has reviewed FIN 46 and FIN 46R and determined their impact did not have an effect on the Company's consolidated financial position or results in operations

(in thousands, except share and per-share data)

(2)   IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Employer's Disclosure about Pension and Other Postretirement Benefits

      In December 2003, the FASB published a revision to Statement of Financial Accounting Standard No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"). SFAS 132R requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS 132 remain in effect until the provisions of SFAS 132R are adopted. SFAS 132R is effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures required by SFAS 132R are effective for interim periods beginning after December 15, 2003. The Company is in compliance with SFAS 132R.

      On January 12, 2004, the FASB issued Staff Position 106-1 which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Company has elected to defer the accounting effects of this act. As a result, any measures of the plan accumulated pension benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan and specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

(3)   STOCK BASED COMPENSATION

      At March 31, 2004, the Company has seven active stock-based employee compensation plans in effect. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

      In May 2003, the Chief Executive Officer was granted 150,000 incentive stock appreciation rights. In the fourth quarter 2003 these rights vested and, as such, the employee is entitled to a cash settlement or the equivalent value of Cambrex stock representing the difference in value between the closing price of Cambrex stock on the day of the grant, which was $19.30, and the closing price of Cambrex stock on the day the rights are exercised. These rights terminate one year after the employee's retirement. These rights will be marked to market until the rights are exercised or expire with the amount being recorded as compensation expense or benefit in the applicable period. In the first quarter of 2004, the Company recorded approximately $245 in compensation expense.

(in thousands, except share and per-share data)

(3)   STOCK BASED COMPENSATION (CONTINUED)

                                                 Three Months Ended
                                                     March 31,
                                              -----------------------
                                                2004            2003
                                              --------        -------
Net income, as reported ...............       $  7,456        $ 2,359
Add: stock based compensation included
   in reported net income,
   net of tax effects .................            245              -
Deduct: stock-based compensation
   expenses determined using fair value
   method, net of tax effects .........         (1,379)          (762)
                                              --------        -------

Proforma net income ...................       $  6,322        $ 1,597

Earnings per share:
   Basic - as reported ................       $   0.29        $  0.09
   Basic - proforma ...................       $   0.24        $  0.06
   Diluted - as reported ..............       $   0.28        $  0.09
   Diluted - proforma .................       $   0.24        $  0.06

(4)   GOODWILL AND INTANGIBLE ASSETS

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

      The changes in the carrying amount of goodwill for the three months ended March 31, 2004, are as follows:

                                                      Human
                                      Bioproducts    Health      Biopharma
                                       Segment       Segment      Segment       Total
                                       --------     --------     ---------    ---------
Balance as of January 1, 2004 .....    $ 53,787     $ 41,617     $ 125,338    $ 220,742
Purchase Accounting Adjustments
    for Contingent Payments .......         230            -             -          230
Cumulative Translation Effect .....        (133)      (1,171)            -       (1,304)
                                       --------     --------     ---------    ---------
Balance as of March 31, 2004 ......    $ 53,884     $ 40,446     $ 125,338    $ 219,668
                                       ========     ========     =========    =========

(in thousands, except share and per-share data)

(4)   GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

      Other intangible assets that are not subject to amortization, consist of the following:

                                                         As of                  As of
                                                       March 31,             December 31,
                                                         2004                    2003
                                                       --------                --------
Proprietary Process.......................             $  1,675                $  1,675
Trademarks................................               33,898                  33,898
                                                       --------                --------
     Total                                             $ 35,573                $ 35,573
                                                       ========                ========

      Other intangible assets, which will continue to be amortized, consist of the following:

                                   As of              As of
                                 March 31,         December 31,
                                   2004               2003
                                   Gross             Gross
                                 Carrying           Carrying
                                  Amount             Amount
                                 ---------         ---------
Patents ................         $  3,265          $  3,122
Proprietary Process ....            7,146             6,972
Supply Agreements ......            2,110             2,110
Trademarks .............              785               785
Unpatented Technology ..            5,912             5,912
Other ..................            2,341             2,249
Fully amortized assets*             2,883             2,883
                                 --------          --------
     Total .............           24,442            24,033
Accumulated Amortization           (8,687)           (8,215)
                                 --------          --------
Net ....................         $ 15,755          $ 15,818
                                 ========          ========

*This category includes certain fully amortized patents, proprietary process and non-compete agreements.

      Amortization expense for the quarters ended March 31, 2004 and 2003 were $472 and $391, respectively.

      The expected amortization expense related to intangible assets in the future is as follows:

For the year ended December 31, 2004...........................    $1,691
For the year ended December 31, 2005...........................    $1,667
For the year ended December 31, 2006...........................    $1,657
For the year ended December 31, 2007...........................    $1,639
For the year ended December 31, 2008...........................    $1,520

(in thousands, except share and per-share data)

(5)   INCOME TAXES

      The Company's domestic net deferred tax assets at March 31, 2004 were primarily associated with net operating loss carryforwards, foreign tax credits, research and experimentation tax credits and alternative minimum tax credits, which are evaluated quarterly to assess the likelihood of realization. The realization of these assets are ultimately dependent upon generating future taxable income or implementing tax planning strategies prior to expiration of those assets. For the three months ended March 31, 2004 a full valuation allowance of the Company's domestic net deferred tax assets generated during the first quarter of 2004 was recorded. Beginning September 30, 2003 the company has maintained a full valuation allowance on its domestic net deferred tax assets and will continue to do so until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. Additionally, should domestic losses continue, it is possible that tax planning strategies preserving certain domestic tax assets could be deemed inadequate, resulting in additional valuation allowances in the future. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 5 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

      Within discontinued operations, the Company has also not recorded any benefit related to the domestic loss generated by the operation or sale of Rutherford Chemicals for the same reasons as those identified above.

(6)   INVENTORIES

      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

      Inventories at March 31, 2004 and December 31, 2003 consist of the following:

                                                                     March 31,           December 31,
                                                                       2004                  2003
                                                                     --------              --------
Finished goods............................................           $ 41,613              $ 42,045
Work in process...........................................             21,303                19,105
Raw materials.............................................             17,436                16,601
Supplies..................................................              3,972                 4,262
                                                                     --------              --------
    Total.................................................           $ 84,324              $ 82,013
                                                                     ========              ========

(in thousands, except share and per-share data)

(7)   LONG-TERM DEBT

      Long-term debt at March 31, 2004 and December 31, 2003 consists of the following:

                                                                     March 31,           December 31,
                                                                       2004                  2003
                                                                     --------            ------------
Bank credit facilities....................................           $ 95,600             $ 105,200
Senior notes..............................................            100,000               100,000
Other.....................................................              8,204                 8,545
                                                                     --------             ---------
    Subtotal..............................................            203,804               213,745
Less: current portion.....................................             (1,382)               (1,376)
                                                                     --------             ---------
    Total.................................................           $202,422             $ 212,369
                                                                     ========             =========

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

      The Company met all bank covenants for the first three months of 2004.

(8)   RESTRUCTURING AND OTHER CHARGES

      2002 Actions

      In 2002, Cambrex completed its plan to realign its businesses, and at that time, the Company recorded net special pre-tax charges of $15,087. These charges included: Rutherford Chemicals fixed asset impairments of $7,689, closure costs for a small manufacturing facility of $1,800, inventory write-downs of $586 (included in cost of sales), a goodwill impairment for Rutherford Chemicals of $3,962, and severance costs of $1,050. Of these charges, $10,849 were recorded in discontinued operations.

      Severance charges, which apply to a Rutherford Chemicals domestic site and the Corporate office, relate to the termination of approximately 19 employees. All these employees were terminated by January 31, 2003.

      The accrued liabilities balance related to the 2002 actions for severance and other costs included above was approximately $800 and $1,200 at March 31, 2004 and December 31, 2003, respectively. All accrual balances for these periods relate to continuing operations.

(in thousands, except share and per-share data)

(8)   RESTRUCTURING AND OTHER CHARGES (CONTINUED)

      The following table displays the activity related to the 2002 restructuring accruals through March 31, 2004 (in millions):

                                                                 2003                   2004
                                                               Activity               Activity
                                                               --------               --------
                                                  December                 December                March
                                                  31, 2002                 31, 2003               31, 2004
                                                   Reserve       Cash      Reserve     Cash       Reserve
                                                   Balance     Payments    Balance    Payment     Balance
                                                   -------     --------    -------    -------     -------
Restructuring and other charges:
Employee severance...........................       $1.0        $(0.8)       $0.2     $(0.1)        $0.1
Facility closure costs.......................        1.6         (0.6)        1.0      (0.3)         0.7
                                                    ----        -----        ----     -----         ----
Total........................................       $2.6        $(1.4)       $1.2     $(0.4)        $0.8
                                                    ====        =====        ====     =====         ====

      Facility closure costs and severance costs are expected to be paid by second quarter 2004.

      2004 Actions

      In the first quarter 2004, management at one of the Company's European facilities within the Human Health segment communicated to employees that a workforce reduction would occur at the site. The Company recorded a $1,000 charge in Other, net operating expenses to accrue for the termination benefits related to the workforce reduction. Thirteen workers are expected to be terminated in the second quarter 2004. No payments have been made as of March 31, 2004, however, the Company expects to pay most of these benefits within the next three months.

(9)   DISCONTINUED OPERATIONS - SALE OF RUTHERFORD CHEMICALS

      On November 10, 2003 the Company completed the sale of Rutherford Chemicals. The agreement specified proceeds for the sale of $55,000 in cash at closing, a $2,000 subordinated 12% interest bearing note payable in full in 5 1/2 years from the closing date, and an $8,000 performance-based cash earn-out if certain future operating profit targets are achieved in each of the next 3 years. These terms resulted in a write-down of assets to estimated fair value of approximately $53,098 which is based on the selling price, including fees associated with the transaction. The Company has not included any of the performance based cash earn-out in the computation of the $53,098 loss and income for discontinued operations will be recorded in future periods if the Company receives any payments under the earn-out arrangement. In the first quarter of 2004, the Company finalized the post closing working capital adjustment. This adjustment, along with legal and other charges associated with the sale, has resulted in an additional $742 charge to discontinued operations in the first quarter 2004. This loss has not been tax effected as more fully explained in Note #5.

      Also, the Company retains the liabilities of the Rutherford Chemicals business associated with existing general litigation matters, including Vitamin B-3 reserves, pre-closing environmental liabilities and post retirement benefits and pension liabilities. See Note #15 for further discussion.

      As a result of the completion of the transaction on November 10, 2003, the business comprising the Rutherford Chemicals segment is being reported as a discontinued operation in all periods presented.

(in thousands, except share and per-share data)

(9)   DISCONTINUED OPERATIONS - SALE OF RUTHERFORD CHEMICALS (CONTINUED)

      The following table shows revenues and (loss)/income from discontinued operations for the three months ended:

                                                      March 31,      March 31,
                                                        2004           2003
                                                      ---------      --------
Revenues..........................................     $    -        $ 34,689
                                                       ======        ========

Pre-tax (loss)/income from operations of
  discontinued operations.......................       $ (742)       $  1,015
                                                       ======        ========

(10)  COMPREHENSIVE INCOME

      Comprehensive (loss)/income for the three months ended March 31, 2004 and 2003 were $(2,082) and $8,304 respectively. The decrease in comprehensive income was due primarily to higher foreign currency translation and unrealized losses on hedging contracts partly offset by higher net income.

(11)  OTHER REVENUE

      Other revenue consists primarily of realized gains/losses on foreign currency hedge contracts, foreign exchange transaction gains/losses and freight billings. With respect to the foreign currency hedge contracts, the Company enters into such contracts to reduce exposures to market risks resulting from fluctuations in foreign exchange rates. The Company does not enter into financial instruments for trading or speculative purposes.

(12)  RETIREMENT PLANS

      Domestic Pension Plans

      The Company maintains two U.S. defined-benefit pension plans which cover substantially all eligible employees: (1) the Nepera Hourly Pension Plan (the "Nepera Plan") which covers the union employees at the Harriman, New York plant, and (2) the Cambrex Pension Plan (the "Cambrex Plan") which covers all other eligible employees.

(in thousands, except share and per-share data)

(12)  RETIREMENT PLANS (CONTINUED)

      The components of net periodic pension cost for the Company's domestic plans for the three months ended March 31, 2004 and 2003 are as follows:

                                                       2004             2003
                                                      ------           ------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost....................................      $  581           $  650
Interest Cost...................................         731              710
Expected return on plan assets..................        (625)            (525)
Amortization of prior service cost..............          11               17
Recognized actuarial (gain) loss................         129              130
                                                      ------           ------

Net periodic benefit cost.......................      $  827           $  982
                                                      ======           ======

      The Company expects to contribute $4,859 in cash to its two U.S. defined-benefit pension plans in 2004.

      The Company has two Supplemental Executive Retirement Plans (SERP) for key executives. These plans are non-qualified and unfunded.

      The components of net periodic pension cost for the Company's SERP Plans for the three months ended March 31, 2004 and 2003 are as follows:

                                                          2004             2003
                                                         ------           ------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost....................................         $   52           $   63
Interest Cost...................................            107              106
Amortization of unrecognized
    transition obligation.......................             25                -
Amortization of prior service cost..............              1                1
Recognized actuarial (gain) loss................             12               33
                                                         ------           ------

Net periodic benefit cost.......................         $  197           $  203
                                                         ======           ======

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

(in thousands, except share and per-share data)

(12)  RETIREMENT PLANS (CONTINUED)

      The components of net periodic pension cost for the Company's international plans for the three months ended March 31, 2004 and 2003 are as follows:

                                                            2004            2003
                                                           ------          ------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost....................................           $ 173           $  158
Interest Cost...................................             234              207
Expected return on plan assets..................             (45)             (46)
Amortization of excess plan net.................             (10)              (8)
Amortization of prior service cost..............              34               32
                                                           -----            -----
Net periodic benefit cost.......................           $ 386            $ 343
                                                           =====            =====

      The Company expects to contribute approximately $562 in cash to its international pension plans in 2004.

(13)  OTHER POSTRETIREMENT BENEFITS

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

      The components of net periodic pension cost for the three months ended March 31, 2004 and 2003 are as follows:

                                                                2004            2003
                                                               ------          ------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost of benefits earned................                 $13             $31
Interest cost..................................                  37              50
Actuarial (gain) loss recognized...............                  29              53
Amortization of unrecognized prior service cost                 (38)            (44)
                                                                ---             ---
Total periodic postretirement benefit cost.....                 $41             $90
                                                                ===             ===

(in thousands, except share and per-share data)

(14)  SEGMENT INFORMATION

      Cambrex is a life sciences company dedicated to providing essential products and services to accelerate drug discovery, development and manufacturing processes for human therapeutics. The Company primarily supplies its products and services worldwide to pharmaceutical and biopharmaceutical companies, generic drug companies, biotech companies and research organizations. In the fourth quarter 2003, the Company began reporting results in three segments: Human Health segment (formerly Human Health and All Other), consisting of Active Pharmaceutical Ingredients and Pharmaceutical Intermediates produced under Food and Drug Administration Current Good Manufacturing Practices for use in the production of prescription and over-the-counter drug products, imaging chemicals used in x-ray contrast media, and other fine custom chemicals derived from organic chemistry; Bioproducts segment (previously part of the Biosciences segment), consisting of cell culture, cell therapy services, media and serum, endotoxin detection products and services, electrophoresis and chromatography products; and Biopharma segment (previously part of the BioSciences segment), consisting of contract biopharmaceutical process development and manufacturing services. The Company allocates corporate expenses to each of its subsidiaries. The allocation of corporate expenses in the first three months of 2003 has been adjusted to be consistent with a new allocation methodology adopted by the Company in the fourth quarter of 2003.

      One customer, a distributor representing multiple customers, accounted for 10.6% and 9.9% of consolidated gross sales in the three months ended March 31, 2004 and 2003, respectively.

(in thousands, except share and per-share data)

(14)  SEGMENT INFORMATION (CONTINUED)

      Following is a summary of business segment information for the following dates:

                                                         Three months ended
                                                             March 31,
                                                     --------------------------
                                                       2004              2003
                                                     --------          --------
Gross Sales:
Human Health...............................          $ 69,952          $ 61,126
Bioproducts................................            34,521            30,128
Biopharma..................................             9,119            13,977
                                                     --------          --------
                                                     $113,592          $105,231
                                                     ========          ========

Gross Profit:
Human Health...............................          $ 26,039          $ 23,637
Bioproducts................................            17,982            15,413
Biopharma..................................             1,137             6,204
                                                     --------          --------
                                                     $ 45,158          $ 45,254
                                                     ========          ========

Operating Profit*:
Human Health...............................          $ 14,773          $ 15,710
Bioproducts................................             8,520             4,664
Biopharma..................................            (1,573)            3,681
Corporate..................................            (6,900)          (19,348)
                                                     --------          --------
Total Operating Profit.....................          $ 14,820          $  4,707

Reconciliation to income from
      Continuing Operations:
Interest Expense, net......................          $  2,929          $  2,349
Other Expense, net.........................               127               185
Provision for income taxes.................             3,566               609
                                                      -------          --------
Income from continuing operations..........          $  8,198          $  1,564
                                                     ========          ========

Capital Spending:
Human Health...............................          $  3,265          $  3,328
Bioproducts................................               961             1,801
Biopharma..................................             2,836             4,635
Corporate..................................               162               239
                                                     --------          --------
                                                     $  7,224          $ 10,003
                                                     ========          ========

      *The operating segments include charges of certain corporate allocations reflecting services provided for or on behalf of the respective segments. Unallocated corporate spending is included in "Corporate."

(in thousands, except share and per-share data)

(14)  SEGMENT INFORMATION (CONTINUED)

                                                   Three months ended
                                                        March 31,
                                               --------------------------
                                                 2004              2003
                                               --------          --------
Depreciation:
Human Health...............................    $  7,082          $  5,893
Bioproducts................................       1,350             1,211
Biopharma..................................         795               519
Corporate..................................         340               324
                                               --------          --------
                                               $  9,567          $  7,947
                                               ========          ========

Amortization:
Human Health...............................    $      6          $      3
Bioproducts................................         358               292
Biopharma..................................         108                96
                                               --------          --------
                                               $    472          $    391
                                               ========          ========

                                               March 31,       December 31,
                                                 2004              2003
                                               --------        -----------
Total Assets:
Human Health...............................    $358,428          $358,811
Bioproducts................................     204,598           197,689
Biopharma..................................     176,593           176,467
Corporate..................................      33,617            45,536
                                               --------          --------
                                               $773,236          $778,503
                                               ========          ========

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

      Environmental

      In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites ("Superfund sites"). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in other non-current liabilities of $4,698 and $4,900 at March 31, 2004 and December 31, 2003, respectively, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. The decrease in the accrual is due to currency fluctuation of $109 and payments of $93. Included in the liabilities mentioned above are environmental liabilities discussed in the "Sale of Rutherford Chemicals" section of this Note. Based on currently available information and analysis, the Company's accrual represents management's best estimate of what it believes are the probable and estimable environmental cleanup related costs of a non-capital nature. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial

(in thousands, except share and per-share data)

(15)  CONTINGENCIES (CONTINUED)

position or results of operations. However, these matters, if resolved in a manner different from the estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

      Litigation

      Mylan Laboratories

      In 1998 the Company and its subsidiary Profarmaco S.r.l. (currently known as Cambrex Profarmaco Milano S.r.l.") ("Profarmaco") were named as defendants (along with Mylan Laboratories, Inc. ("Mylan") and Gyma Laboratories of America, Inc., Profarmaco's distributor in the United States) in a proceeding instituted by the Federal Trade Commission ("FTC") in the United States District Court for the District of Columbia (the "District Court"). The allegations arise from exclusive license agreements between Profarmaco and Mylan covering the drug master files for lorazepam and clorazepate, two active pharmaceutical ingredients ("APIs"). The FTC alleged violations of the Federal Trade Commission Act; including unlawful restraint of trade and conspiracy to monopolize markets for the APIs. A lawsuit making similar allegations against the same parties seeking injunctive relief and treble damages, was filed by the Attorneys General of 31 states in the District Court on behalf of those states and persons in those states who were purchasers of the generic pharmaceuticals.

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

      On April 7, 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. Approximately $4,415 was paid in April 2003 in accordance with the agreement, with the remaining $8,000 to be paid over the next five years. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. As of March 31, 2004 the outstanding balance for this liability was $7,273.

(in thousands, except share and per-share data)

(15)  CONTINGENCIES (CONTINUED)

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

      An accrual of $6,000 was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. Based on discussions with various plaintiffs counsel, as well as current estimates of expenditures for legal fees, an additional accrual of $4,400 was established in the fourth quarter of 2001. The Company believed that the reserves would be sufficient to cover resolution of the remaining related litigation matters. However, during 2002, based on information developed during the year, the Company determined that the remaining litigation matters would be more costly than previously anticipated. Therefore, during 2002, the Company increased reserves by $10,000. The balance of this accrual as of March 31, 2004 was approximately $3,811. This accrual has been recorded in accrued liabilities.

      Litigation in the United States under the U.S. antitrust laws was commenced some years ago by a group of European purchasers. On motion by the Vitamin B-3 defendants, the District Court dismissed the litigation, under the long-standing rule that foreign purchasers cannot sue in U.S. courts under U.S. antitrust statutes. Recently, the Federal Circuit Court reversed the District Court's decision. The Vitamin B-3 defendants, supported by the U.S. Department of Justice, appealed to the United States Supreme Court and oral arguments were heard on April 29, 2004. The court's decision is expected later this year. The Company strongly believes that the claim should be dismissed, however, the Circuit Court's decision is so unusual that we cannot predict the disposition of this matter.

(in thousands, except share and per-share data)

(15)  CONTINGENCIES (CONTINUED)

      Sale of Rutherford Chemicals

      As previously announced, the Company entered into an agreement for the sale of its Rutherford Chemicals business. The transaction was completed on November 10, 2003. The agreement for the sale the Company provided standard representations and warranties concerning the business, operations, liabilities and financial condition of the Rutherford Chemicals Business. Most of such representations and warranties will survive for a period of thirty days after the Buyer's preparation of its audited financial statements for year-end 2004. Therefore, claims for breaches of such representations would have to be brought during that time frame. Certain specified representations and warranties, such as those relating to employee benefit matters, will survive for longer periods. Under the sale agreement, the Company has indemnified the Buyer for breaches of representations and warranties, such indemnifications for certain representations and warranties are subject to a deductible of $750 and a cap at 25 percent of the purchase price.

      The Company has retained the liabilities associated with existing general litigation matters, including Vitamin B-3 as stated above. With respect to certain pre-closing environmental matters, the Company retains the responsibility for: (i) certain existing matters including violations and off-site liabilities; and (ii) completing the on-going remediation at the New York facility. Further, as a result of the sale of the Bayonne, New Jersey facility, the obligation to investigate site conditions and conduct required remediation under the provisions of the New Jersey Industrial Site Recovery Act was triggered; and the Company has retained the responsibility for completion of any such investigation and remediation. With respect to all other pre-closing environmental liabilities, whether known or unknown, the Buyer is responsible for the management of potential future matters; however, the Buyer and the Company may share the costs of associated remediation with respect to such potential future matters, subject to certain limitations defined in the agreement for sale.

      Class Action Matter

      In October 2003, the Company was notified of a securities class action lawsuit filed against Cambrex and five former and current Company officers. Five class action suits have been filed with the New Jersey Federal District Court. Under the rules applicable to class action litigation, the various plaintiffs appeared in Federal Court on January 12, 2004, and the Court designated the lead plaintiff and selected counsel to represent the class. The cases were also consolidated and an amended complaint was filed on March 30, 2004. The lawsuit has been brought as a class action in the names of purchasers of the Company's common stock from October 21, 1998 through July 25, 2003. The complaint alleges that the Company failed to disclose in timely fashion the January 2003 accounting restatement and subsequent SEC investigation, as well as the loss of a significant contract at the Baltimore facility.

      The Company will file a motion to dismiss by May 30, 2004. We consider the complaints to be substantially without merit and will vigorously defend against them.

(in thousands, except share and per-share data)

(15)  CONTINGENCIES (CONTINUED)

      Securities and Exchange Commission

      The Securities and Exchange Commission ("SEC") is currently conducting an investigation into the Company's inter-company procedures from the period 1997-2001. The investigation began in the first half of 2003 after the Company voluntarily disclosed certain matters related to inter-company accounts for the five-year period ending December 31, 2001 that resulted in the restatement of the Company's financial statements for those years. To Cambrex's knowledge, the investigation is limited to this inter-company accounting matter, and the Company does not expect further revisions to its historical financial statements relating to these issues. The Company is fully cooperating with the SEC.

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

      The Company believes the estimated fair value of the above indemnification agreements is not significant, and as such, the Company has no liabilities recorded for these agreements as of March 31, 2004.

      While it is not possible to predict with certainty the outcome of the above litigation matters and various other lawsuits and contingencies, it is the opinion of management that the ultimate resolution of these matters should not have a material adverse effect on the Company's results of operations, cash flows and financial position. These matters, if resolved in an unfavorable manner, could have a material effect on the operating results and cash flows when resolved in a future reporting period.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 (in thousands, except share and per-share data)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 2004 VERSUS FIRST QUARTER 2003

The following tables show the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended March 31, 2004 and 2003.

                                                                     Quarter Ended March 31,
                                                       ---------------------------------------------------
                                                                2004                          2003
                                                       ----------------------         --------------------
                                                          $               %              $             %
                                                       --------         -----         --------       -----
Human Health..................................         $ 69,952          61.6%        $ 61,126        58.1%
Bioproducts...................................           34,521          30.4           30,128        28.6
Biopharma.....................................            9,119           8.0           13,977        13.3
                                                       --------         -----         --------       -----
      Total gross sales ......................         $113,592         100.0%        $105,231       100.0%
                                                       ========         =====         ========       =====

The following table shows the gross sales and gross profit of the Company's three product segments for the first quarter 2004 and 2003.

                                                         Gross                  Gross                 Gross
                                                         Sales                 Profit $             Profit %
                                                       --------                --------             --------
2004
Human Health..................................         $ 69,952                $ 26,039               37.2%
Bioproducts...................................           34,521                  17,982               52.1
Biopharma.....................................            9,119                   1,137               12.5
                                                       --------                --------
      Total...................................         $113,592                $ 45,158               39.8%
                                                       ========                ========

                                                         Gross                  Gross                Gross
                                                         Sales                 Profit $             Profit %
                                                         -----                 --------             --------
2003
Human Health..................................         $ 61,126                $ 23,637               38.7%
Bioproducts...................................           30,128                  15,413               51.2
Biopharma.....................................           13,977                   6,204               44.4
                                                       --------                --------
      Total...................................         $105,231                $ 45,254               43.0%
                                                       ========                ========

Gross sales in the first quarter 2004 increased 7.9% to $113,592 from $105,231 in the first quarter 2003. Increased sales in the Human Health and Bioproducts segments were partly offset by lower sales in the Biopharma segment. Gross sales were favorably impacted 6.6% due to exchange rates reflecting a weaker U.S. dollar in the first quarter of 2004 versus the first quarter 2003.

The Human Health Segment gross sales of $69,952 were $8,826 or 14.4% above the first quarter 2003. Human Health sales were favorably impacted 8.4% due to exchange rates reflecting a weaker U.S. dollar in the first quarter 2004 versus 2003. The increase, excluding currency, results from higher sales of an API to treat Alzheimer's disease due to the signing of a long-term sales agreement, increased demand for innovator pharma products and services and higher shipments of certain central nervous system and diuretic API's. Partly offsetting these increases were lower sales of Imaging and Fine Custom Chemical product catogories.

The Bioproducts Segment gross sales of $34,521 were $4,393 or 14.6% above the first quarter 2003. The Bioproducts segment sales were favorably impacted 6.2% due to exchange rates reflecting a weaker U.S. dollar in the first quarter 2004 vs. 2003. The sales increase, excluding currency, primarily reflects higher sales across most products categories including Cell Biology, Molecular Biology and Media and Serum due to higher pricing, new products, investments in sales and marketing and favorable market conditions.

The Biopharma Segment gross sales of $9,119 were $4,858 or 34.8% below the first quarter 2003 reflecting reduced volumes and suite utilization due to the loss of a Biopharmaceutical customer whose product failed to receive FDA approval and the completion of other contracts in 2003 that were only partially replaced in the first quarter 2004. Foreign currency had no impact on the Biopharma segment.

Export sales from U.S. businesses of $4,862 in the first quarter 2004 decreased 9.8% from the first quarter 2003. Sales from our European operations totaled $67,271 for the first quarter 2004 as compared with $58,614 in 2003, an increase of 14.8%. The $113,592 of sales in the first quarter of 2004 consisted of $55,607, $50,177, $4,356 and $3,452 to North America, Europe, Asia and the rest of the world, respectively. The $105,231 of sales in the first quarter of 2003 consisted of $54,461, $44,505, $3,727 and $2,538 to North America, Europe, Asia and the rest of the world, respectively.

Gross profit in the first quarter of 2004 was $45,158 compared to $45,254 in 2003. Gross margin percentage decreased to 39.8% from 43.0% in the first quarter of 2003. The reduced gross margin percentage reflects lower margins in the Biopharma and Human Health segments partially offset by higher margins in the Bioproduct segment. Human Health segment gross margins decreased due to unfavorable impact of foreign currency translation and pricing pressures on feed additives, certain generic API's and imaging products, partly offset by higher production volumes and favorable product mix. The Bioproducts margins increased primarily due to increased pricing across most product categories and the favorable impact of foreign currency, partially offset by increased inventory reserves and lower royalty revenue. The Biopharma segment margin decline is primarily due to the lower suite utilization and reflects the high fixed costs in this segment.

Selling, general and administrative expenses of $27,479 or 24.2% of gross sales in the first quarter 2004 increased from $25,112, or 23.9% in the first quarter 2003. This increase is due primarily to the impact of foreign currency exchange, higher spending for advertising and promotions and increased headcount.

Research and development expenses of $4,722 were 4.2% of gross sales in the first quarter 2004, compared to $4,093 or 3.9% of gross sales in 2003. The increase primarily reflects higher spending in all segments and the impact of foreign currency exchange.

The operating profit in the first quarter 2004 was $14,820 compared to $4,707 in 2003. The results reflect the increased gross sales offset by the lower gross margins and higher operating expenses. In addition, the first quarter 2004 results include $2,863 of income due to the early termination of a Bioproducts customer contract and an unrelated $1,000 charge associated with the reorganization and related workforce reductions at a European facility. These items are recorded as other, net operating expenses. The first quarter 2003 results include a $11,342 charge for the settlement of certain class action lawsuits involving Mylan laboratories.

Net interest expense of $2,929 in the first quarter 2004 increased $580 from 2003 primarily reflecting higher interest rates partially offset by lower average debt. The average interest rate was 5.8% in the first quarter 2004 versus 3.9% in 2003.

The effective tax rate for the first quarter 2004 was 30.3% compared to 28.0% in the first quarter 2003. For the three months ended March 31, 2004 a full valuation allowance was recorded on the Company's domestic net deferred tax assets generated during the first quarter of 2004. Beginning September 30, 2003 the company has maintained a full valuation allowance on the Company's domestic net deferred tax assets and will continue to do so until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. Additionally, should domestic losses continue, it is possible that certain tax planning strategies preserving certain domestic tax assets could be deemed inadequate, resulting in additional valuation allowances in the future. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 5 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

The income from continuing operations in the first quarter of 2004 was $8,198 or $0.31 per diluted share versus $1,564, or $0.06 per diluted share in the same period a year ago.

In the third quarter 2003, the Company announced that an agreement to sell the Rutherford Chemicals business had been signed and as a result the business is being reported as a discontinued operation for all periods presented. In the first quarter of 2004, the Company concluded its negotiations of the post-closing working capital adjustment and recorded a $742 charge to discontinued operations to reflect the change in the adjustment, along with legal and other expenses related to the sale of Rutherford Chemicals.

The net income in the first quarter of 2004 was $7,456, or $0.28 per diluted share versus $2,359, or $0.09 per diluted share in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2004, the Company generated cash flows from operations totaling $23,818, a decrease of $8,557 versus the same period a year ago. This decrease in cash flows is due primarily to the loss of cash flows resulting from the Rutherford Chemical facilities and an increase in inventories due to the timing of shipments including a long-term contract, partially offset by an increase in depreciation expense due to capital expenditures in 2003 and a reorganization accrual in 2004 related to workforce reductions at a separate European facility.

Capital expenditures from continuing operations were $7,224 in the first three months of 2004 as compared to $10,003 in 2003. Part of the funds in 2004 were used for a suite expansion at a Biopharma manufacturing plant in Hopkinton, Massachusetts cell therapy manufacturing capabilities at the Bioproducts facility in Walkersville, and new research and development labs at Milan, Italy.

Cash flows used in financing activities in the first three months of 2004 of $4,750 include net repayment of debt of $7,830, and payment of dividends of $786, partially offset by proceeds from stock options exercised of $3,929.

During the first three months of 2004 and 2003, the Company paid cash dividends of $0.03 per share.

Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements.

FORWARD-LOOKING STATEMENTS

This document may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3B-6 under The Securities Exchange Act of 1934, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities. These statements may be identified by the fact that they use words such as "expects," "anticipates," "intends," "estimates," "believes" or similar expressions in connection with any discussion of future financial and operating performance. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q. The forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including but not limited to factors that could affect the Company's forward-looking statements relating to the resolution of the material weaknesses in internal controls discussed in Item 4 of this Quarterly Report including, among other things: the Company's ability to fully resolve the weaknesses during the three to six month period from the date of filing of this Quarterly Report; the Company's ability to identify and retain qualified and experienced personnel on both a short and long term basis in its tax department; the Company's ability to design and maintain policies and procedures which enable the Company to avoid any reoccurrence of the matters which gave rise to the material weaknesses; the Company's ability to implement policies and procedures including documentation that meets the internal control over financial reporting requirements of the rules adopted by the Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and/or regulations (particularly environmental issues), tax rate, technology, manufacturing and legal issues, unfavorable results shipments, changes in foreign exchange rates, performance of minority investments, un-collectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials and the risks and other factors described under the caption "Risk Factors That May Affect Future Results" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's `disclosure controls and procedures' (as defined in the Rules 13a-15(e) under the Securities Exchange Act of 1934 (the `Exchange Act') as of the end of the period covered by this quarterly report. Disclosure controls and procedures are designed to provide reasonable assurance that the Company is able to meet the objective of filing reports under the Exchange Act that contain disclosure which is recorded, processed, summarized and reported pursuant to the disclosure requirements and within the time periods specified in the rules and forms of the Commission. Based on such evaluation, including consideration of the matter discussed below, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2004.

In February of 2004, senior management and the Company's Audit Committee were informed by the Company's independent auditors, PricewaterhouseCoopers LLP, that there were material weaknesses (as defined in AU 325, Communication of Internal Control Related Matters Noted in an Audit, of the AICPA Professional Standards) in the Company's internal controls relating to the adequacy of documentation and level of personnel within the Company's corporate tax department. The insufficient documentation and inadequate level of human resources within the tax department led to untimely identification and resolution of certain tax accounting matters that included matters leading to a restatement of the Company's third quarter 2003 results. These matters included: (i) a valuation allowance to the Provision for income taxes of $5.4 million for deferred tax assets arising from unrealized interest rate swap losses and minimum pension liabilities, the benefits of which had previously been included in Accumulated other comprehensive income (loss); and (ii) a $1.9 million reduction to Loss from discontinued operations due to the reversal of deferred tax liabilities related to the Rutherford Chemicals segment that were not previously taken into consideration in determining such loss from discontinued operations.

The Company has taken and is taking the following actions to address these weaknesses in its tax department:

      - Contracted with our external tax advisers for a senior level tax professional to review the Company's tax structure and tax accounting processes in order to provide an additional layer of assurance related to our quarterly tax accounting. This additional layer of review was performed on our first quarter 2004 tax accounting with no significant findings noted.

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

      - Conducting searches for two vacant positions - a Vice President of Tax and a Tax Manager - which are in progress with several candidates for each position having been identified or interviewed;

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

While the Company is responding to these weaknesses, management estimates that it will take at least three to six months from the date of filing this quarterly report to fully resolve them. Management believes these weaknesses do not have a material effect on the Company's consolidated financial statements for the period ending March 31, 2004.

                           PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS.

      Purchases of equity securities by the issuer and affiliated purchasers.


                                                                                                  (d) Maximum Number
                                                                     (c) Total Number of        (or Approximate Dollar
                                                                      Shares (or Units)          Value) of Shares (or
                         (a) Total Number        (b) Average        Purchased as Part of        Units) that May Yet Be
                          of Shares (or        Price Paid per        Publicly Announced          Purchased Under the
Period                   Units) Purchased      Share (Or Unit)        Plans or Programs           Plans or Programs
                         ----------------      ---------------        -----------------           -----------------
January 1-31, 2004              -                     -                      -                          580,700
February 1-29, 2004             -                     -                      -                          580,700
March 1-31, 2004                -                     -                      -                          580,700
                         ----------------      ---------------        -----------------
Total                           -                     -                      -

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITIES HOLDERS.

      1. At the Annual Meeting of Stockholders held on April 22, 2004, four Directors in Class II were elected to hold office as Directors of the Company until the 2007 Annual Meeting of Stockholders.

Nominees                                 Votes For            Votes Against
--------                                 ---------            -------------
Rosina B. Dixon, M.D.                   24,151,732               793,377
Roy W. Haley                            24,618,125               326,984
Leon J. Hendrix, Jr.                    24,620,925               324,184
Ilan Kaufthal                           24,124,832               820,277

      2.    Also, the Stockholders voted for the approval of the 2004 Incentive
            Plan.

Votes For              Votes Against         Votes Abstained           Unvoted
---------              -------------         ---------------          ---------
18,862,053               3,827,087               500,811              1,755,158

      3. Also, the Stockholders voted for the appointment of PricewaterwaterhouseCoopers LLP as the Company's Independent Accountants for 2004.

Votes For              Votes Against         Votes Abstained           Unvoted
---------              -------------         ---------------           -------
24,606,787                300,001                38,321                   -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a)    Exhibits

            1. Exhibit 31.1 - CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            2. Exhibit 31.2 - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            3. Exhibit 32.1 - CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            4. Exhibit 32.2 - CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b)    Reports on Form 8-K

            The following are the Form 8-Ks filed (or furnished) during the First Quarter, 2004:

            January 23, 2004 regarding the press release dated January 22, 2004 announcing the financial results for the fourth quarter and full year of 2003 and providing guidance for 2004.

            April 23, 2004 regarding the press release dated April 22, 2004 announcing the financial results for the first quarter of 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CAMBREX CORPORATION

                                           By /s/ Luke M. Beshar
                                              ----------------------------------
                                              Luke M.Beshar
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (On behalf of the Registrant and
                                              as the Registrant's Principal
                                              Financial Officer)

Date: May 5, 2004