Form 10-Q
period 2004-06-30
CAMBREX CORP
filed 2004-08-05
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          for the transition period from ______________to_____________
                         Commission file number 1-10638

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

                                 (201) 804-3000
                          ----------------------------
                 (Registrant's telephone number, including area code)

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

                                 Yes [X] No [ ]

      As of July 31, 2004, there were 26,107,527 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                       For The Quarter Ended June 30, 2004
                                Table of Contents

                                                                            Page No.
                                                                            --------
Part I  Financial information

        Item 1. Financial Statements (Unaudited)

                 Consolidated balance sheets as of
                 June 30, 2004 and December 31, 2003                               2

                 Consolidated income statements for the
                 three months and six months ended June 30, 2004 and 2003          3

                 Consolidated statements of cash flows
                 for the six months ended June 30, 2004 and 2003                   4

                 Notes to unaudited consolidated financial statements         5 - 22

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               23 - 29

        Item 4.  Controls and Procedures                                     30 - 31

Part II Other information

        Item 2.  Changes in Securities and Use of Proceeds                        32

        Item 4.  Matters Submitted to a Vote of Securities Holders                32

        Item 6.  Exhibits and Reports on Form 8-K                                 32

Signatures                                                                        33

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                                June 30,      December 31,
                                                                  2004            2003
                                                                ---------     ------------
ASSETS
Current assets:
    Cash and cash equivalents .............................     $  76,137      $  64,294
    Trade receivables, less allowances of $2,763 and $3,281
        at respective dates ...............................        57,167         58,324
    Inventories, net ......................................        84,519         82,013
    Deferred tax assets ...................................         8,757          8,757
    Prepaid expenses and other current assets .............        21,653         16,294
                                                                ---------      ---------
        Total current assets ..............................       248,233        229,682
Property, plant and equipment, net ........................       262,100        269,147
Goodwill ..................................................       219,424        220,742
Other intangible assets, net ..............................        50,865         51,391
Other assets ..............................................         6,717          7,541
                                                                ---------      ---------

        Total assets ......................................     $ 787,339      $ 778,503
                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ......................................     $  27,869      $  35,326
    Accrued liabilities ...................................        56,658         54,522
    Short-term debt and current portion of
        long-term debt ....................................         1,811          1,376
                                                                ---------      ---------
Total current liabilities .................................        86,338         91,224

Long-term debt ............................................       220,970        212,369
Deferred tax liabilities ..................................        28,998         29,196
Other non-current liabilities .............................        46,993         49,084
                                                                ---------      ---------
        Total liabilities .................................       383,299        381,873
                                                                ---------      ---------
Stockholders' equity:
    Common stock, $.10 par value; issued 28,714,802 and
        28,471,652 shares at respective dates .............         2,871          2,847
    Additional paid-in capital ............................       210,720        206,256
    Retained earnings .....................................       217,805        205,787
    Treasury stock, at cost 2,598,334 and 2,614,910
       shares at respective dates .........................       (21,961)       (22,101)
    Deferred compensation .................................        (1,652)        (1,616)
    Accumulated other comprehensive (loss)/income .........        (3,743)         5,457
                                                                ---------      ---------

        Total stockholders' equity ........................       404,040        396,630
                                                                ---------      ---------

        Total liabilities and stockholders' equity ........     $ 787,339      $ 778,503
                                                                =========      =========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                        Three months ended            Six months ended
                                                              June 30,                     June 30,
                                                      -----------------------      ------------------------
                                                        2004          2003            2004           2003
                                                        ----          ----            ----           ----
Gross sales .....................................     $ 108,951     $ 103,116      $ 222,543      $ 208,347
    Commissions & allowances ....................           699         1,067          1,658          2,200
                                                      ---------     ---------      ---------      ---------
Net sales .......................................       108,252       102,049        220,885        206,147
    Other revenues ..............................         1,797         2,120          4,839          5,008
                                                      ---------     ---------      ---------      ---------

NET REVENUES ....................................       110,049       104,169        225,724        211,155

Cost of goods sold ..............................        67,969        63,960        138,486        125,692
                                                      ---------     ---------      ---------      ---------
GROSS PROFIT ....................................        42,080        40,209         87,238         85,463

Operating expenses:
    Selling, general and
       administrative expenses ..................        24,739        22,963         52,218         48,075
    Research and development expenses ...........         4,665         4,422          9,387          8,515
    Legal settlement ............................             -             -              -         11,342
    Other, net ..................................             -             -         (1,863)             -
                                                      ---------     ---------      ---------      ---------
      Total operating expenses ..................        29,404        27,385         59,742         67,932

OPERATING PROFIT ................................        12,676        12,824         27,496         17,531

Other expenses (income):
    Interest expense, net .......................         2,688         2,702          5,617          5,050
    Other expense/(income), net .................            21          (313)           148           (127)
                                                      ---------     ---------      ---------      ---------
Income from continuing operations before
     income taxes ...............................         9,967        10,435         21,731         12,608
    Provision for income taxes ..................         3,857         2,923          7,423          3,532
                                                      ---------     ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS ...............     $   6,110     $   7,512      $  14,308      $   9,076

DISCONTINUED OPERATIONS (NOTE 9)

Income/(loss) from discontinued operations before
    income taxes ................................             -           445           (742)         1,460
Income tax (benefits)/provision .................             -           (94)             -            126
                                                      ---------     ---------      ---------      ---------

Income/(loss) on discontinued operations ........             -           539           (742)         1,334
                                                      ---------     ---------      ---------      ---------

Net income ......................................     $   6,110     $   8,051      $  13,566      $  10,410
                                                      =========     =========      =========      =========
Basic earnings per share:
    Income from continuing operations ...........     $    0.23     $    0.29      $    0.55      $    0.35
    Income/(loss) from discontinued operations ..             -          0.02          (0.03)          0.05
                                                      ---------     ---------      ---------      ---------
    Net income ..................................     $    0.23     $    0.31      $    0.52      $    0.40

Diluted earnings per share:
    Income from continuing operations ...........     $    0.23     $    0.29      $    0.54      $    0.35
    Income/(loss) from discontinued operations ..             -          0.02          (0.03)          0.05
                                                      ---------     ---------      ---------      ---------
    Net income ..................................     $    0.23     $    0.31      $    0.51      $    0.40

Weighted average shares outstanding:
    Basic .......................................        26,112        25,732         26,057         25,792
    Effect of dilutive stock options ............           271           241            348            300
                                                      ---------     ---------      ---------      ---------
    Diluted .....................................        26,383        25,973         26,405         26,092

Cash dividends paid per share ...................     $    0.03     $    0.03      $    0.06      $    0.06
                                                      =========     =========      =========      =========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                     Six months ended
                                                                         June 30,
                                                                 -------------------------
                                                                   2004            2003
                                                                   ----            ----
Cash flows from operating activities:
    Net income ................................................  $  13,566      $  10,410
    Depreciation and amortization .............................     19,927         17,016
    Deferred income tax (benefit) provision ...................       (198)         3,985
    Changes in assets and liabilities:
        Provision for legal settlement, net of cash payments...     (1,600)         7,013
        Receivables, net ......................................        (19)           835
        Inventories ...........................................     (4,456)         2,459
        Prepaid expenses and other current assets .............       (559)           501
        Accounts payable and accrued liabilities ..............        (57)          (294)
        Income taxes payable ..................................     (5,535)        (4,795)
        Other non-current assets and liabilities ..............      1,038          1,650
        Discontinued operations:
          Non-cash charges and changes in operating assets
              and liabilities .................................     (1,309)         6,532
                                                                 ---------      ---------
        Net cash provided by operating activities .............     20,798         45,312
                                                                 ---------      ---------

Cash flows from investing activities:
    Capital expenditures ......................................    (18,138)       (19,095)
    Other investing activities ................................       (427)           229
    Discontinued operations - cash flows provided by
       investing activities ...................................          -          1,903
                                                                 ---------      ---------
    Net cash used in investing activities .....................    (18,565)       (16,963)
                                                                 ---------      ---------

Cash flows from financing activities:
    Dividends paid ............................................     (1,548)        (1,563)
    Net increase in short-term debt ...........................        425            960
    Long-term debt activity (including current portion):
        Borrowings ............................................     39,350        217,565
        Repayments ............................................    (30,735)      (237,420)
    Proceeds from stock options exercised .....................      3,988             92
    Purchase of treasury stock ................................          -         (2,420)
                                                                 ---------      ---------
        Net cash provided by (used in) financing activities....     11,480        (22,786)
                                                                 ---------      ---------

Effect of exchange rate changes on cash .......................     (1,870)         2,452
                                                                 ---------      ---------

Net increase in cash and cash equivalents .....................     11,843          8,015
                                                                 ---------      ---------

Cash and cash equivalents at beginning of period ..............     64,294         33,296

                                                                 ---------      ---------
Cash and cash equivalents at end of period ....................  $  76,137      $  41,311
                                                                 =========      =========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per-share data)

(1)   BASIS OF PRESENTATION

      Unless otherwise indicated by the context, "Cambrex" or the "Company" means Cambrex Corporation and its subsidiaries.

      The accompanying unaudited Consolidated Financial Statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003.

      The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

      As discussed in Note #9, on November 10, 2003, the sale of Rutherford Chemicals was completed and accordingly, the business comprising the Rutherford Chemicals segment is being reported as a discontinued operation in all periods presented.

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

      In December 2003, the FASB issued FIN 46R which requires the application of either FIN 46 or FIN 46R by public entities created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 by public entities were already required to be analyzed under FIN 46, and they must continue to do so, unless FIN 46R was adopted early. FIN 46R is applicable to all non-special purpose entities created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004. The Company has reviewed FIN 46 and FIN 46R and determined their impact did not have an effect on the Company's consolidated financial position or results in operations.

(in thousands, except share and per-share data)

(2)   IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      Employer's Disclosure about Pension and Other Postretirement Benefits

      In December 2003, the FASB published a revision to Statement of Financial Accounting Standard No. 132 "Employer's Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"). SFAS 132R requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132R is effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures required by SFAS 132R were effective for interim periods beginning after December 15, 2003. The Company is in compliance with SFAS 132R.

      In May 2004, the FASB issued FASB Staff Position (FSP) No.106-2 "Accounting and disclosure requirements related to the Medicare Prescription Drug Improvement and Modernization Act ("the Act") of 2003", which supercedes FASB issued Staff Position 106-1 of the same title. The Act allows for the federal government to make subsidy payments (beginning in 2006) to employers that sponsor postretirement benefit plans under which retirees receive prescription drug benefits that are "actuarially equivalent" to the prescription drug benefit provided under Medicare. The Staff Position clarifies the accounting for the benefits attributable to the Act. The Company has elected to defer the accounting effects of this Act. The Company is in the process of assessing whether the benefits provided by the plan are actuarially equivalent to the Medicare Part D benefit under the Act. As a result, any measures of the plan's accumulated pension benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan.

(3)   STOCK BASED COMPENSATION

      At June 30, 2004, the Company has seven active stock-based employee compensation plans in effect. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

      In May 2003, the Chief Executive Officer ("CEO") was granted 150,000 incentive stock appreciation rights. In the fourth quarter 2003 these rights vested and, as such, the CEO is entitled to a cash settlement representing the difference in value between the closing price of Cambrex stock on the day of the grant, which was $19.30, and the closing price of Cambrex stock on the day the rights are exercised. These rights terminate one year after the CEO's retirement. These rights will be marked to market until the rights are exercised or expire with the amount being recorded as compensation expense or benefit in the applicable period. In the second quarter and six months of 2004, the Company recorded $251 and $6, respectively, in compensation benefit.

(in thousands, except share and per-share data)

(3)   STOCK BASED COMPENSATION (CONTINUED)

                                                    Three Months Ended           Six Months Ended
                                                          June 30                     June 30,
                                                     2004         2003           2004         2003
                                                     ----         ----           ----         ----
Net income, as reported .....................     $  6,110      $  8,051      $ 13,566      $ 10,410
Deduct:  stock based compensation benefit
   included in reported net income,
   net of tax effects .......................         (251)          ---            (6)          ---
Deduct:  stock-based compensation
   expenses determined using fair value
   method, net of tax effects ...............         (413)         (966)       (1,792)       (1,728)
                                                  --------      --------      --------      --------

Proforma net income .........................     $  5,446      $  7,085      $ 11,768      $  8,682

Proforma weighted average shares outstanding:
  Basic .....................................       26,112        25,732        26,057        25,792
  Diluted ...................................       26,112        25,732        26,057        25,792

The effect of stock options would be anti-dilutive under the FAS 123 calculation and are therefore excluded.

Earnings per share:
   Basic - as reported.......................      $  0.23       $  0.31       $  0.52        $ 0.40
   Basic - proforma..........................      $  0.21       $  0.28       $  0.45        $ 0.34
   Diluted - as reported.....................      $  0.23       $  0.31       $  0.51        $ 0.40
   Diluted - proforma........................      $  0.21       $  0.28       $  0.45        $ 0.34

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

      The changes in the carrying amount of goodwill for the six months ended June 30, 2004, are as follows:

                                                                     Human
                                                    Bioproducts      Health       Biopharma
                                                      Segment       Segment        Segment        Total
                                                    -----------    ----------     ---------    ----------
Balance as of January 1, 2004 .................     $  53,787      $  41,617      $ 125,338     $ 220,742
Purchase Accounting Adjustments
    for Contingent Payments ...................           230              -              -           230
Cumulative Translation Effect .................          (184)        (1,364)             -        (1,548)
                                                    ---------      ---------      ---------     ---------

Balance as of June 30, 2004 ...................     $  53,833      $  40,253      $ 125,338     $ 219,424
                                                    =========      =========      =========     =========

(in thousands, except share and per-share data)

(4)   GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

      Other intangible assets that are not subject to amortization, consist of the following:

                               As of          As of
                              June 30,     December 31,
                               2004           2003
                              -------      ------------
Proprietary Process .....     $ 1,675        $ 1,675
Trademarks ..............      33,898         33,898
                              -------        -------
     Total ..............     $35,573        $35,573
                              =======        =======

      Other intangible assets, which continue to be amortized, consist of the following:

                                    As of          As of
                                  June 30,      December 31,
                                    2004            2003
                                   Gross           Gross
                                  Carrying       Carrying
                                   Amount         Amount
                                  --------      -----------
Patents ......................    $  3,324       $  3,122
Proprietary Process ..........       7,146          6,972
Supply Agreements ............       2,110          2,110
Trademarks ...................         785            785
Unpatented Technology ........       5,912          5,912
Other ........................       2,247          2,249
Fully amortized assets* ......       2,883          2,883
                                  --------       --------
     Total ...................      24,407         24,033
Accumulated Amortization .....      (9,115)        (8,215)
                                  --------       --------
Net ..........................    $ 15,292       $ 15,818
                                  ========       ========

*This category includes certain fully amortized patents, proprietary process and non-compete agreements.

      Amortization expense for the three months and six months ended June 30, 2004 was $450 and $922, respectively.

(in thousands, except share and per-share data)

(5)   INCOME TAXES

      The Company's domestic net deferred tax assets at June 30, 2004 were primarily associated with net operating loss carryforwards, foreign tax credits, research and experimentation tax credits and alternative minimum tax credits, which are evaluated quarterly to assess the likelihood of realization. The realization of these assets is ultimately dependent upon generating future taxable income or implementing tax-planning strategies prior to expiration of those assets. Beginning September 30, 2003 the Company has maintained a full valuation allowance on its domestic net deferred tax assets. Accordingly, for the six months ended June 30, 2004 a full valuation allowance of the Company's domestic net deferred tax assets generated during the first half of 2004 was recorded. The Company will continue to record a full valuation allowance on its domestic net deferred tax assets until an appropriate level of domestic profitability is sustained or tax strategies can be developed that will enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets will be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses will not be reduced by such income tax benefits. Additionally, should domestic losses continue, it is possible that tax planning strategies preserving certain domestic tax assets could be deemed inadequate, resulting in additional valuation allowances in the future. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 5 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

      Within discontinued operations, the Company has also not recorded any benefit related to the domestic loss generated by the operation or sale of Rutherford Chemicals for the same reasons as those identified above.

(6)   INVENTORIES

      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

      Inventories at June 30, 2004 and December 31, 2003 consist of the following:

                                    June 30,     December 31,
                                      2004           2003
                                    -------      ------------
Finished goods.................     $ 41,603       $ 42,045
Work in process................       23,270         19,105
Raw materials..................       15,240         16,601
Supplies.......................        4,406          4,262
                                    --------       --------
    Total......................     $ 84,519       $ 82,013
                                    ========       ========

(in thousands, except share and per-share data)

(7)   LONG-TERM DEBT

      Long-term debt at June 30, 2004 and December 31, 2003 consists of the following:

                                         June 30,      December 31,
                                           2004           2003
                                        ---------      ------------
Bank credit facilities..............    $ 114,500       $ 105,200
Senior notes........................      100,000         100,000
Other...............................        7,860           8,545
                                        ---------       ---------
    Subtotal........................      222,360         213,745
Less:  current portion..............       (1,390)         (1,376)
                                        ---------       ---------
    Total...........................    $ 220,970       $ 212,369
                                        =========       =========

      The Company met all bank covenants for the first six months of 2004 and 2003.

(8)   RESTRUCTURING AND OTHER CHARGES

      2004 Actions

      In the first quarter of 2004, management, at one of the Company's European facilities within the Human Health segment, communicated to employees that a workforce reduction would occur at the site. The Company recorded a $1,000 charge in Other, net operating expenses to accrue for the termination benefits related to the workforce reduction. In all, 13 workers will be terminated of which eight were terminated in the second quarter of 2004, with the remainder to be terminated during the third quarter of 2004. As of June 30, 2004 approximately $300 has been paid. The company expects to pay most of the remaining benefits over the next three months.

      The following table displays the activity related to the 2004 reduction in workforce reserve through June 30, 2004 (in millions):

                                                   2004
                                                 Activity
                                                 --------
                                                             June 30,
                                                               2004
                                      2004         Cash      Reserve
                                     Expense     Payments    Balance
                                     -------     --------    --------
Workforce reduction............       $1.0        $(0.3)       $0.7
                                      ====        ======       ====

      2002 Actions

      In 2002, Cambrex completed a plan to realign its businesses, and at that time, the Company recorded net special pre-tax charges of $15,087, of which $10,849 were recorded in discontinued operations.

(IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

(8)   RESTRUCTURING AND OTHER CHARGES (CONTINUED)

      The following table displays the activity related to the 2002 restructuring accruals through June 30, 2004 (in millions):

                                                            2003                   2004
                                                          Activity               Activity
                                                          --------               --------
                                             December                 December                 June
                                             31, 2002                 31, 2003               30, 2004
                                             Reserve        Cash      Reserve      Cash      Reserve
                                             Balance      Payments    Balance    Payments     Balance
                                             --------     --------    --------   --------    --------
Restructuring and other charges:
Employee severance .....................      $  1.0       $ (0.8)     $  0.2     $ (0.2)     $  0.0
Facility closure costs .................         1.6         (0.6)        1.0       (0.3)        0.7
                                              ------       ------      ------     ------      ------
Total ..................................      $  2.6       $ (1.4)     $  1.2     $ (0.5)     $  0.7
                                              ======       ======      ======     ======      ======

      The remaining facility closure costs are expected to be paid in the third of quarter 2004.

(9)   DISCONTINUED OPERATIONS - SALE OF RUTHERFORD CHEMICALS

      On November 10, 2003 the Company completed the sale of Rutherford Chemicals. The agreement specified proceeds for the sale of $55,000 in cash at closing, a $2,000 subordinated 12% interest bearing note payable in full in 5 1/2 years from the closing date, and an $8,000 performance-based cash earn-out if certain future operating profit targets are achieved in each of the next 3 years. These terms resulted in a write-down of assets to estimated fair value of approximately $53,098 which is based on the selling price, including fees associated with the transaction. The Company has not included any of the performance based cash earn-out in the computation of the $53,098 loss and income for discontinued operations will be recorded in future periods if the Company receives any payments under the earn-out arrangement. In the first quarter of 2004, the Company finalized the post closing working capital adjustment. This adjustment, along with legal and other charges associated with the sale, has resulted in an additional $742 charge to discontinued operations in the first quarter 2004. This loss has not been tax affected, the reasons for which are more fully explained in Note #5.

      In accordance with the sale agreement, the Company has retained certain liabilities of the Rutherford Chemicals business including existing general litigation matters, including the Vitamin B-3 matter, pre-closing environmental liabilities and post retirement benefits and pension liabilities. See Note #14 for further discussion.

      As a result of the completion of the transaction on November 10, 2003, the business comprising the Rutherford Chemicals segment is being reported as a discontinued operation in all periods presented.

(in thousands, except share and per-share data)

(9)   DISCONTINUED OPERATIONS - SALE OF RUTHERFORD CHEMICALS (CONTINUED)

      The following table shows revenues and income/(loss) from discontinued operations for the three and six months ended June 30, 2004 and 2003:

                                       Three          Three              Six            Six
                                       months         months            months         months
                                       ended          ended             ended          ended
                                      June 30,       June 30,          June 30,       June 30,
                                        2004           2003             2004           2003
                                    ------------     --------       -------------     --------
Revenues .....................      $          -     $33,247        $           -     $67,936
                                    ============     =======        =============     =======
Pre-tax income/(loss) from
    discontinued operations ..      $          -     $   445        $        (742)    $ 1,460
                                    ============     =======        =============     =======

(10)  COMPREHENSIVE INCOME

      The following table shows the components of comprehensive income for the three and six months ended June 30, 2004 and 2003:

                                            For the quarter ended          For the six months ended
                                                   June 30,                        June 30,
                                           -----------------------        --------------------------
                                             2004           2003            2004             2003
                                           --------        -------        ---------        ---------
Net income ............................    $ 6,110         $ 8,051        $ 13,566         $ 10,410
       Foreign Currency Translation ...     (1,145)         11,843        $ (9,754)          18,309
       Unrealized (loss)/gain on
           hedging contracts ..........      1,523             465             570              (40)
       Other ..........................        (40)             12             (16)              (4)
                                           -------         -------        --------         --------
              Total ...................    $ 6,448         $20,371        $  4,366         $ 28,675
                                           =======         =======        ========         ========

(11)  RETIREMENT PLANS

      Domestic Pension Plans

      The Company maintains two U.S. defined-benefit pension plans which cover substantially all eligible employees: (1) the Nepera Hourly Pension Plan (the "Nepera Plan") which covers the union employees at the formerly owned Harriman, New York plant, and (2) the Cambrex Pension Plan (the "Cambrex Plan") which covers all other eligible employees.

(in thousands, except share and per-share data)

(11)  RETIREMENT PLANS (CONTINUED)

      The components of net periodic pension cost for the Company's domestic plans for the three and six months ended June 30, 2004 and 2003 are as follows:

                                             Three      Three        Six          Six
                                             months     months      months       Months
                                             ended      ended       ended        Ended
                                            June 30,   June 30,    June 30,     June 30,
                                              2004       2003        2004         2003
                                            --------   --------    --------     --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost ..........................      $ 581      $ 650      $ 1,162       $ 1,300
Interest Cost .........................        731        710        1,462         1,420
Expected return on plan assets ........       (645)      (525)      (1,270)       (1,050)
Amortization of prior service cost ....         11         17           22            34
Recognized actuarial (gain) loss ......        129        130          258           260
                                             -----      -----      -------       -------

Net periodic benefit cost .............      $ 807      $ 982      $ 1,634       $ 1,964
                                             =====      =====      =======       =======

      The Company expects to contribute $4,859 in cash to its two U.S. defined-benefit pension plans in 2004.

      The Company has two Supplemental Executive Retirement Plans (SERP) for key executives. These plans are non-qualified and unfunded.

      The components of net periodic pension cost for the Company's SERP Plans for the three and six months ended June 30, 2004 and 2003 are as follows:

                                             Three      Three         Six         Six
                                             months     months       months      months
                                             ended      ended        ended       ended
                                            June 30,   June 30,     June 30,    June 30,
                                              2004      2003         2004         2003
                                            --------   --------    ---------    --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost ..........................       $ 52      $ 63         $104         $126
Interest Cost .........................        107       106          214          212
Amortization of unrecognized
    transition obligation .............         25         -           50            -
Amortization of prior service cost ....          1         1            2            2
Recognized actuarial (gain) loss ......         12        33           24           66
                                              ----      ----         ----         ----

Net periodic benefit cost .............       $197      $203         $394         $406
                                              ====      ====         ====         ====

      International Pension Plans

      Certain foreign subsidiaries of the Company maintain pension plans for their employees that conform to the common practice in their respective countries. Based on local laws and customs, some of those plans are not funded. For those plans that are funded, the amount in the trust supporting the plan is actuarially determined and in compliance with local statutes, where applicable.

(in thousands, except share and per-share data)

(11)  RETIREMENT PLANS (CONTINUED)

       The components of net periodic pension cost for the Company's international plans for the three and six months ended June 30, 2004 and 2003 are as follows:

                                                Three       Three        Six        Six
                                                months      months      months     months
                                                ended       ended       ended      ended
                                               June 30,    June 30,    June 30,   June 30,
                                                 2004        2003        2004        2003
                                               --------    --------    --------   --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost ..........................         $ 261       $ 158       $ 434      $ 316
Interest Cost .........................           276         207         510        414
Expected return on plan assets ........           (97)        (46)       (142)       (92)
Amortization of excess plan net .......           (10)         (8)        (20)       (16)
Amortization of prior service cost ....            68          32         102         64
                                                -----       -----       -----      -----
Net periodic benefit cost .............         $ 498       $ 343       $ 884      $ 686
                                                =====       =====       =====      =====

      The Company expects to contribute approximately $562 in cash to its international pension plans in 2004.

(12)  OTHER POSTRETIREMENT BENEFITS

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

      The components of net periodic pension cost for the three and six months ended June 30, 2004 and 2003 are as follows:

                                                     Three       Three      Six        Six
                                                    months      months     months     months
                                                     ended       ended      ended      ended
                                                    June 30,    June 30,   June 30,   June 30,
                                                     2004        2003       2004       2003
                                                    --------    --------   --------   --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost of benefits earned ...............      $ 13         $ 31       $ 26      $  62
Interest cost .................................        37           50         74        100
Actuarial (gain) loss recognized ..............        29           53         58        106
Amortization of unrecognized prior service cost       (38)         (44)       (76)       (88)
                                                     ----         ----       ----      -----
Total periodic postretirement benefit cost ....      $ 41         $ 90       $ 82      $ 180
                                                     ====         ====       ====      =====

(in thousands, except share and per-share data)

(13) SEGMENT INFORMATION

      Cambrex is a life sciences company dedicated to providing essential products and services to accelerate discovery, development and manufacturing processes for human therapeutics. The Company primarily supplies its products and services worldwide to pharmaceutical and biopharmaceutical companies, generic drug companies, biotech companies and research organizations. In the fourth quarter 2003, the Company began reporting results in three segments:
Human Health segment (formerly Human Health and All Other), consisting of Active Pharmaceutical Ingredients ("APIs") and Pharmaceutical Intermediates produced under Food and Drug Administration Current Good Manufacturing Practices for use in the production of prescription and over-the-counter drug products, imaging chemicals used in x-ray contrast media, and other fine custom chemicals derived from organic chemistry; Bioproducts segment (previously part of the Biosciences segment), consisting of cell culture, cell therapy services, media and serum, endotoxin detection products and services and electrophoresis and chromatography products; and Biopharma segment (previously part of the Biosciences segment), consisting of contract biopharmaceutical process development and manufacturing services. The Company allocates corporate expenses to each of its subsidiaries. The allocation of corporate expenses in the first six months of 2003 has been adjusted to be consistent with the allocation methodology adopted by the Company in the fourth quarter of 2003.

      There are no individual customers accounting for more than 10% of consolidated gross sales in the three months and six months ended June 30, 2004 and 2003.

(in thousands, except share and per-share data)

      Following is a summary of business segment information for the following dates:

                                          Three months ended                Six months ended
                                                June 30,                        June 30,
                                       -------------------------       -------------------------
                                         2004            2003            2004             2003
                                       ---------       ---------       ---------       ---------

Gross Sales:

Human Health ....................      $  63,995       $  64,628       $ 133,947       $ 125,754
Bioproducts .....................         33,711          29,648          68,232          59,776
Biopharma .......................         11,245           8,840          20,364          22,817
                                       ---------       ---------       ---------       ---------
                                       $ 108,951       $ 103,116       $ 222,543       $ 208,347
                                       =========       =========       =========       =========

Gross Profit:

Human Health ....................      $  22,349       $  23,917       $  48,388       $  47,554
Bioproducts .....................         18,602          15,175          36,584          30,588
Biopharma .......................          1,129           1,117           2,266           7,321
                                       ---------       ---------       ---------       ---------
                                       $  42,080       $  40,209       $  87,238       $  85,463
                                       =========       =========       =========       =========

Operating Profit*:

Human Health ....................      $  13,016       $  15,644       $  27,789       $  31,354
Bioproducts .....................          6,230           4,291          14,750           8,955
Biopharma .......................         (1,390)         (1,136)         (2,963)          2,545
Corporate .......................         (5,180)         (5,975)        (12,080)        (25,323)
                                       ---------       ---------       ---------       ---------
Total Operating Profit ..........      $  12,676       $  12,824       $  27,496       $  17,531
                                       =========       =========       =========       =========

Reconciliation to income from
   Continuing Operations:

Interest expense, net ...........      $   2,688       $   2,702       $   5,617       $   5,050
Other expense/(income), net .....             21            (313)            148            (127)
Provision for income taxes ......          3,857           2,923           7,423           3,532
                                       ---------       ---------       ---------       ---------
Income from continuing operations      $   6,110       $   7,512       $  14,308       $   9,076
                                       =========       =========       =========       =========

Capital Spending:

Human Health ....................      $   4,517       $   3,469       $   7,782       $   6,797
Bioproducts .....................          3,256           2,440           4,217           4,241
Biopharma .......................          2,898           2,847           5,734           7,482
Corporate .......................            243             336             405             575
                                       ---------       ---------       ---------       ---------
                                       $  10,914       $   9,092       $  18,138       $  19,095
                                       =========       =========       =========       =========

      *The operating segments include charges of certain corporate allocations reflecting services provided for or on behalf of the respective segments. Unallocated corporate spending is included in "Corporate." For the six months ended June 30, 2004, the Bioproducts operating profit includes $2,863 of income due to the early termination of a contract. For the six months ended June 30, 2003, the Corporate operating profit includes an $11,342 charge for the settlement of certain class action lawsuits involving Mylan laboratories.

(in thousands, except share and per-share data)

                           Three months ended         Six months ended
                                June 30,                  June 30,
                          --------------------      --------------------
                           2004         2003         2004         2003
                          -------      -------      -------      -------
Depreciation:

Human Health......        $ 6,944      $ 6,205      $14,026      $12,098
Bioproducts ......          1,365        1,244        2,715        2,455
Biopharma ........            789          552        1,584        1,071
Corporate ........            340          324          680          648
                          -------      -------      -------      -------
                          $ 9,438      $ 8,325      $19,005      $16,272
                          =======      =======      =======      =======

Amortization:

Human Health......        $    12      $     3      $    18      $     6
Bioproducts ......            330          254          688          546
Biopharma ........            108           96          216          192
                          -------      -------      -------      -------
                          $   450      $   353      $   922      $   744
                          =======      =======      =======      =======

                        June 30,       December 31,
                          2004            2003
                        --------       ------------
Total Assets:

Human Health......      $354,895        $356,885
Bioproducts.......       204,658         197,689
Biopharma.........       178,852         176,467
Corporate.........        48,934          47,462
                        --------         -------
                        $787,339        $778,503
                        ========        ========

(14) CONTINGENCIES

      The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. The Company continually assesses all known facts and circumstances as they pertain to all legal and environmental matters and evaluates the need for reserves and/or disclosures as deemed necessary based on these facts and circumstances and as such facts and circumstances develop.

      Environmental

      In connection with laws and regulations pertaining to the protection of the environment, the Company and/or its subsidiaries is a party to several environmental proceedings and remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites ("Superfund sites"). As discussed in the "Sale of Rutherford Chemicals" section of this Note, the Company has retained the liability for certain environmental matters, associated with this business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The resolution of such matters often spans several years and frequently involves regulatory oversight and/or adjudication. Additionally, many remediation requirements are not fixed and are likely to be affected by future technological, site, and regulatory developments. Consequently, the ultimate extent of liabilities with respect to such matters, as well as the timing of cash disbursements cannot be determined with certainty.

      In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $4,847 and $5,100 at June 30, 2004 and December 31, 2003, respectively. The decrease in the accrual is due to currency

(in thousands, except share and per-share data) fluctuation of $128 and payments of $125. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of what it believes are the probable and estimable costs associated with environmental proceedings.

      However, the Company expects to receive information in the near future on three matters, as described below, that could impact the Company's current assessment of its probable and estimable costs and as such may require an adjustment to the reserves.

      As a result of the sale of the Bayonne, New Jersey facility (see "Sale of Rutherford Chemicals" section of this Note), an obligation to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act was triggered; and the Company has retained the responsibility for such obligation. Recently, the Company completed a Preliminary Assessment (PA) of the Site and submitted the PA to the New Jersey Department of Environmental Protection. The PA identified potential areas of concern based on historical operations and proposed certain sampling at the Site. The Company has reserved for the costs of the sampling. The results of the sampling, which is expected to be completed over the next several months, will be used to develop an estimate of the Company's future liability for remediation costs, if required.

      In March 2000, the Company completed the acquisition of the Cambrex Profarmaco Landen facility (formerly known as Conti) in Belgium. At the time of acquisition, Cambrex was aware of certain site contamination and recorded a reserve for the estimated costs of remediation. This property has been the subject of an extensive on-going environmental investigation, which when completed will be followed by a a health risk assessment. The results of the environmental investigation and health risk assessment, which is expected to be completed within the next several months, will determine the ultimate remedial actions to be performed at the Site and it is possible that a liability significantly different from the Company's current reserve may exist.

      The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. In 1997, Cosan entered into an Administrative Consent Order with the State of New Jersey Department of Environmental Protection. Under the Administrative Consent Order, Cosan is required to complete an investigation of the Clifton site conditions and conduct remediation as may be necessary. The investigation of site conditions is expected to be completed in the next several months. The results of the investigation will enable the Company to estimate its liability, if any.

      The Company is involved in other matters where the range of liability is not reasonably estimable at this time and it is not determinable when information will become available to provide a basis for recording an accrual, should an accrual be required.

      If any of the Company's environmental matters are resolved in an unfavorable manner these matters, either individually or in the aggregate, could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period.

(in thousands, except share and per-share data)

      Litigation and Other Matters

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

      On April 7, 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. Approximately $4,415 was paid in April 2003 and an additional $1,600 was paid in April 2004 in accordance with the agreement, with the remaining $6,400 to be paid over the next four years. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. As of June 30, 2004 the outstanding balance for this liability was $5,744.

      Vitamin B-3

      On May 14, 1998, the Company's subsidiary, Nepera, which formerly operated the Harriman facility and manufactured and sold niacinamide (Vitamin B-3), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. The Company understands that the subpoena was issued as part of the Federal Government's ongoing anti-trust investigation into various business practices in the vitamin industry generally. In the fourth quarter of 1999, the Company reached a settlement with the Government concerning Nepera's alleged role in Vitamin B-3 violations from 1992 to 1995. On October 13, 2000, the Government settlement was

(in thousands, except share and per-share data) finalized with Nepera entering into a voluntary plea agreement with the Department of Justice. Under this agreement, Nepera entered a plea of guilty to one count of price fixing and market allocation of Vitamin B-3 from 1992 to 1995 in violation of section one of the Sherman Act and agreed to pay a fine of $4,000. Under the plea agreement, Nepera was placed on probation for one year, which has ended. The fine was paid in February 2001. Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3.

      An accrual of $6,000 was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. Based on discussions with various plaintiffs' counsel, as well as current estimates of expenditures for legal fees, an additional accrual of $4,400 was established in the fourth quarter of 2001. The Company believed that the reserves would be sufficient to cover resolution of the remaining related litigation matters. However, during 2002, based on information developed during the year, the Company determined that the remaining litigation matters would be more costly than previously anticipated. Therefore, during 2002, the Company increased reserves by $10,000. The balance of this accrual as of June 30, 2004 was approximately $3,195. This accrual has been recorded in accrued liabilities.

      Litigation in the United States under the U.S. antitrust laws was commenced some years ago by a group of European purchasers. On motion by the Vitamin B-3 defendants, the District Court dismissed the litigation, under the long-standing rule that foreign purchasers cannot sue in U.S. courts under U.S. antitrust statutes. Thereafter, the Federal Circuit Court reversed the District Court's decision. The Vitamin B-3 defendants, supported by the U.S. Department of Justice, appealed to the United States Supreme Court and oral arguments were heard on April 29, 2004. In June 2004, the United States Supreme Court ruled that foreign purchasers could not sue in U.S. courts under U.S. antitrust statutes if the conduct at issue resulted in purely foreign harm. However, the Court left open potential claims where foreign injuries suffered by foreign plaintiffs were dependent upon domestic harm resulting from conduct that violates the U.S. antitrust laws. The Court directed the parties to file additional briefs to determine whether Plaintiffs preserved such a claim in the underlying proceedings in which case a hearing on such a claim would proceed in District Court. The Company currently has made no accrual for potential non-U.S. claims for this matter given the lack of historical precedent and significant uncertainty of the outcome of the proceedings.

      Sale of Rutherford Chemicals

      The Company completed the sale of its Rutherford Chemicals business on November 10, 2003. Under the agreement for the sale, the Company provided standard representations and warranties and included various covenants concerning the business, operations, liabilities and financial condition of the Rutherford Chemicals business. Most of such representations and warranties will survive for a period of thirty days after the Buyer's preparation of its audited financial statements for year-end 2004. Therefore, claims for breaches of such representations would have to be brought during that time frame. Certain specified representations and warranties and covenants, such as those relating to employee benefit matters and certain environmental matters, will survive for longer periods. Under the sale agreement, the Company has indemnified the Buyer for breaches of representations, warranties and covenants. Indemnifications for certain representations and warranties are subject to a deductible of $750 and a cap at 25 percent of the purchase price.

      Under the agreement for sale, the Company has retained the liabilities associated with existing general litigation matters related to Rutherford Chemicals, including Vitamin B-3 as stated above. With

(in thousands, except share and per-share data) respect to certain pre-closing environmental matters, the Company retains the responsibility for: (i) certain existing matters including violations, environmental testing for the New York facility incinerator and off-site liabilities; and (ii) completing the on-going remediation at the New York facility. Further, as a result of the sale of the Bayonne, New Jersey facility, the obligation to investigate site conditions and conduct required remediation under the provisions of the New Jersey Industrial Site Recovery Act was triggered; and the Company has retained the responsibility for completion of any such investigation and remediation. With respect to all other pre-closing environmental liabilities, whether known or unknown, the Buyer is responsible for the management of potential future matters; however, the Buyer and the Company may share the costs of associated remediation with respect to such potential future matters, subject to certain limitations defined in the agreement for sale.

      Class Action Matter

      In October 2003, the Company was notified of a securities class action lawsuit filed against Cambrex and five former and current Company officers. Five class action suits were filed with the New Jersey Federal District Court. Under the rules applicable to class action litigation, the various plaintiffs appeared in Federal Court on January 12, 2004, and the Court designated the lead plaintiff and selected counsel to represent the class. The cases were also consolidated and an amended complaint was filed on March 30, 2004. The lawsuit has been brought as a class action in the names of purchasers of the Company's common stock from October 21, 1998 through July 25, 2003. The complaint alleges that the Company failed to disclose in timely fashion the January 2003 accounting restatement and subsequent SEC investigation, as well as the loss of a significant contract at the Baltimore facility.

      The Company filed a motion to dismiss in May 2004 and is awaiting a decision from the Court. We consider the complaints to be substantially without merit and will vigorously defend against them. As such, the Company has recorded no reserves related to this matter.

      Securities and Exchange Commission

      The Securities and Exchange Commission ("SEC") is currently conducting an investigation into the Company's inter-company accounting procedures from the period 1997-2001. The investigation began in the first half of 2003 after the Company voluntarily disclosed certain matters related to inter-company accounts for the five-year period ending December 31, 2001 that resulted in the restatement of the Company's financial statements for those years. To Cambrex's knowledge, the investigation is limited to this inter-company accounting matter, and the Company does not expect further revisions to its historical financial statements relating to these issues. The Company is fully cooperating with the SEC.

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

      Additionally, as permitted under Delaware law, the Company has agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is,

(in thousands, except share and per-share data) or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that covers a portion of any potential exposure.

      The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of June 30, 2004.

      In addition to the matters identified above, Cambrex's subsidiaries are party to a number of other proceedings. While it is not possible to predict with certainty the outcome of the Company's litigation matters and various other lawsuits and contingencies, it is the opinion of management based on information currently available that the ultimate resolution of these matters should not have a material adverse effect on the Company's results of operations, cash flows and financial position. These matters, if resolved in an unfavorable manner, could have a material effect on the operating results and cash flows when resolved in a future reporting period.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 (in thousands, except share and per-share data)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER 2004 VERSUS SECOND QUARTER 2003

The following tables show the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended June 30, 2004 and 2003.

                                         Quarter Ended June 30,
                                     2004                      2003
                             ------------------      ---------------------
                                $            %           $             %
                             --------      -----     --------        -----
Human Health ..........      $ 63,995       58.7%    $ 64,628         62.7%
Bioproducts ...........        33,711       31.0       29,648         28.7
Biopharma .............        11,245       10.3        8,840          8.6
                             --------      -----     --------        -----
      Total gross sales      $108,951      100.0%    $103,116        100.0%
                             ========      =====     ========        =====

The following table shows the gross sales and gross profit of the Company's three product segments for the second quarter 2004 and 2003.

                   Gross         Gross        Gross
                   Sales        Profit $    Profit %
                  --------      --------    --------
2004

Human Health....  $ 63,995      $ 22,349      34.9%
Bioproducts.....    33,711        18,602      55.2
Biopharma ......    11,245         1,129      10.0
                  --------      --------
      Total.....  $108,951      $ 42,080      38.6%
                  ========      ========

                   Gross         Gross        Gross
                   Sales        Profit $     Profit %
                  --------      --------     -------
2003

Human Health...   $ 64,628      $ 23,917      37.0%
Bioproducts....     29,648        15,175      51.2
Biopharma .....      8,840         1,117      12.6%
                  --------      --------
      Total....   $103,116      $ 40,209      39.0%
                  ========      ========

Gross sales in the second quarter 2004 increased 5.7% to $108,951 from $103,116 in the second quarter 2003. Increased sales in Bioproducts and Biopharma segments were partly offset by lower sales in the Human Health segment. Gross sales were favorably impacted 3.1% due to exchange rates reflecting a weaker U.S. dollar in the second quarter of 2004 versus the second quarter 2003.

The following table shows sales by geographic area for the three months ended June 30, 2004 and 2003:

                   Quarter Ended June 30,
                   ----------------------
                     2004          2003
                   --------      --------
North America....  $ 55,076      $ 50,501
Europe ..........    47,676        46,318
Asia ............     3,543         3,959
Other ...........     2,656         2,338
                   --------      --------
Total ...........  $108,951      $103,116
                   ========      ========

The Human Health Segment gross sales in the second quarter 2004 of $63,995 were $633 or 1.0% below the second quarter 2003. Human Health sales were favorably impacted 3.7% due to exchange rates reflecting a weaker U.S. dollar in the second quarter 2004 versus 2003. The decrease results primarily from lower sales of a gastrointestinal API due to timing of shipments as a customer built-up inventory in the first half of 2003 and lower contract intermediates used in the manufacture of allergy and central nervous system APIs. These decreases were partially offset by higher sales of an anti-parasitic API, higher sales of an API to treat Alzheimer's disease due to the signing of a long-term sales agreement and increased sales of imaging chemicals due to timing of shipments.

The Bioproducts Segment gross sales in the second quarter 2004 of $33,711 were $4,063 or 13.7% above the second quarter 2003. The Bioproducts segment sales were favorably impacted 2.7% due to exchange rates reflecting a weaker U.S. dollar in the second quarter 2004 vs. 2003. The sales increase primarily reflects higher sales across most product categories including Cell Biology, Molecular Biology and Media and Serum due to stronger demand, higher pricing, new products and investments in sales and marketing.

The Biopharma Segment gross sales in the second quarter 2004 of $11,245 were $2,405 or 27.2% above the second quarter 2003 reflecting increased suite utilization due to new contracts signed in late 2003 and early 2004 which were partially offset by the loss of a Biopharmaceutical customer in July 2003 whose product failed to receive FDA approval. Foreign currency had no impact on the Biopharma segment.

Gross profit in the second quarter of 2004 was $42,080 compared to $40,209 in 2003. Gross margin percentage decreased to 38.6% from 39.0% in the second quarter of 2003. The reduced gross margin percentage reflects lower margins in the Human Health and Biopharma segments partially offset by higher margins in the Bioproduct segment. Human Health segment gross margins decreased due to pricing pressures on certain generic API's and feed additives and unfavorable impact of foreign currency translation partially offset by favorable product mix. The Bioproducts margins increased primarily due to increased pricing across most product categories, lower bad debt reserves due to favorable collection experience and the favorable impact of foreign currency, partially offset by lower royalty revenue. The Biopharma segment margin decline is primarily due to higher production costs and lower pricing.

Selling, general and administrative expenses of $24,739 or 22.7% of gross sales in the second quarter 2004 increased from $22,963, or 22.3% in the second quarter 2003. This increase is due primarily to additional sales and marketing personnel, higher spending for advertising and promotions and the impact of foreign currency exchange.

Research and development expenses of $4,665 were 4.3% of gross sales in the second quarter 2004, compared to $4,422 or 4.3% of gross sales in the second quarter 2003. The increase in expense primarily reflects slightly higher spending and the impact of foreign currency exchange.

The operating profit in the second quarter of 2004 was $12,676 compared to $12,824 in the second quarter of 2003. The results reflect the increased gross sales offset by the higher operating expenses and lower gross margins.

Net interest expense of $2,688 in the second quarter 2004 was relatively flat compared to the second quarter of 2003 primarily reflecting higher interest rates offset by lower average debt. The average interest rate was 5.6% in the second quarter of 2004 versus 4.2% in the second quarter of 2003.

The effective tax rate for the second quarter 2004 was 38.7% compared to 28.0% in the second quarter 2003. The increase in the tax rate is primarily due to the recording of a full valuation allowance related to benefits from domestic losses in the second quarter of 2004. Beginning September 30, 2003 the Company has maintained a full valuation allowance on its domestic net deferred tax assets. Accordingly, for the three months ended June 30, 2004 a full valuation allowance of the Company's domestic net deferred tax assets generated during the second quarter of 2004 was recorded. The Company will continue to record a full valuation allowance on its domestic net deferred tax assets until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. Additionally, should domestic losses continue, it is possible that certain tax planning strategies preserving certain domestic tax assets could be deemed inadequate, resulting in additional valuation allowances in the future. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 5 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

The income from continuing operations in the second quarter of 2004 was $6,110 or $0.23 per diluted share versus $7,512, or $0.29 per diluted share in the same period a year ago.

In the fourth quarter 2003, the Company completed the sale of the Rutherford Chemicals business and as a result the business is being reported as a discontinued operation for all periods presented.

Net income in the second quarter of 2004 was $6,110, or $0.23 per diluted share versus $8,051, or $0.31 per diluted share in the same period a year ago.

COMPARISON OF SIX MONTHS 2004 VERSUS SIX MONTHS 2003

The following tables show the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales for the six months ended June 30, 2004 and 2003.

                                         Six Months Ended June 30,
                             ---------------------------------------------
                                      2004                     2003
                             ----------------------    -------------------
                                $              %          $           %
                             --------      --------    --------     ------
Human Health ............    $133,947        60.2%     $125,754      60.3%
Bioproducts .............      68,232        30.7        59,776      28.7
Biopharma ...............      20,364         9.1        22,817      11.0
                             --------       -----      --------     -----
      Total gross sales..    $222,543       100.0%     $208,347     100.0%
                             ========       =====      ========     =====

The following table shows the gross sales and gross profit of the Company's three product segments for the six months ended June 30, 2004 and 2003.

                   Gross         Gross       Gross
                   Sales        Profit $    Profit %
                  --------      --------    --------
2004

Human Health....  $133,947      $ 48,388      36.1%
Bioproducts.....    68,232        36,584      53.6
Biopharma ......    20,364         2,266      11.1
                  --------      --------
      Total.....  $222,543      $ 87,238      39.2%
                  ========      ========

                   Gross         Gross        Gross
                   Sales        Profit $     Profit %
                  --------      --------     --------
2003

Human Health....  $125,754      $ 47,554      37.8%
Bioproducts.....    59,776        30,588      51.2
Biopharma ......    22,817         7,321      32.1
                  --------      --------
      Total.....  $208,347      $ 85,463      41.0%
                  ========      ========

Gross sales for the first six months of 2004 increased 6.8% to $222,543 from $208,347 in the first six months of 2003. Increased sales in Bioproducts and Human Health segments were partly offset by lower sales in the Biopharma segment. Gross sales were favorably impacted 4.9% due to exchange rates reflecting a weaker U.S. dollar in the first half of 2004 versus the first half of 2003.

The following table shows sales by geographic area for the six months ended June 30, 2004 and 2003:

                  Six Months Ended June 30,
                  -------------------------
                     2004          2003
                   --------      --------
North America...   $110,684      $104,961
Europe .........     97,853        90,823
Asia ...........      7,898         7,687
Other ..........      6,108         4,876
                   --------      --------
Total ..........   $222,543      $208,347
                   ========      ========

The Human Health Segment gross sales for the first six months of 2004 of $133,947 were $8,193 or 6.5% above the first six months of 2003. Human Health sales were favorably impacted 6.0% due to exchange rates reflecting a weaker U.S. dollar in the first six months 2004 versus 2003. The increase, excluding currency, results from higher sales of an API to treat Alzheimer's disease due to the signing of a long-term sales agreement, increased sales of generic amphetamines to treat attention deficit disorder, higher sales of cardiovascular and anti-parasitic APIs and an increase in a contract intermediate used in phosphate and cholesterol reduction agents due to increased demand for the customers' products. These increases were partially offset by lower sales of a gastrointestinal API due to timing of shipments as a customer built-up inventory in the first half of 2003, lower contract intermediates used in the manufacture of allergy and central nervous system APIs due to lower demand, and lower sales of an endocrine API due to timing of orders.

The Bioproducts Segment gross sales in the first six months of 2004 of $68,232 were $8,456 or 14.1% above the first six months of 2003. The Bioproducts segment sales were favorably impacted 4.4% due to exchange rates reflecting a weaker U.S. dollar in the first half of 2004 versus 2003. The sales increase primarily reflects higher sales across most product categories including Cell Biology, Media and Serum Molecular Biology and Endotoxin Detection due to stronger demand, higher pricing, new products and investments in sales and marketing.

The Biopharma Segment gross sales in the first six months of 2004 of $20,364 were $2,453 or 10.8% below the first six months of 2003 reflecting decreased suite utilization and lower process development revenues due to the loss of a Biopharmaceutical customer in July 2003 whose product failed to receive FDA approval and the completion of other contracts in 2003 that were only partially replaced in the first six months of 2004. Foreign currency had no impact on the Biopharma segment.

Gross profit in the first half of 2004 was $87,238 compared to $85,463 in the first six months of 2003. Gross margin percentage decreased to 39.2% from 41.0% in the first six months of 2003. The reduced gross margin percentage reflects lower margins in the Human Health and Biopharma segments partially offset by higher margins in the Bioproduct segment. Human Health segment gross margins decreased due to pricing pressures on certain generic API's and feed additives and unfavorable impact of foreign currency translation partially offset by favorable product mix. The Bioproducts margins increased primarily due to increased pricing across most product categories, lower bad debt reserves and the favorable impact of foreign currency, partially offset by lower royalty revenue. The Biopharma segment margin decline is primarily due to higher production costs and lower pricing.

Selling, general and administrative expenses of $52,218 or 23.5% of gross sales in the first six months of 2004 increased from $48,075, or 23.1% in the first six months of 2003. This increase is due primarily to the impact of foreign currency exchange, additional sales and marketing personnel and higher spending for advertising and promotions.

Research and development expenses of $9,387 were 4.2% of gross sales in the first six months of 2004, compared to $8,515 or 4.1% of gross sales in the first six months of 2003. The increase primarily reflects additional personnel and the impact of foreign currency exchange.

The operating profit in the first six months of 2004 was $27,496 compared to $17,531 in the first six months of 2003. The first six months of 2004 results include $2,863 of income due to the early termination of a Bioproducts customer contract and an unrelated $1,000 charge associated with the reorganization and related workforce reductions at a European facility. These items are recorded as other, net operating expenses. The first six months of 2003 results include an $11,342 charge for the settlement of certain class action lawsuits involving Mylan laboratories. Excluding these items, the lower operating profit in the first half of 2004 reflects the higher operating expenses and lower gross margins partially offset by the increased gross sales.

Net interest expense of $5,617 in the first six months of 2004 increased $567 from the first six months of 2003 primarily reflecting higher interest rates partially offset by lower average debt. The average interest rate was 5.7% in the first half of 2004 versus 4.1% in the first half of 2003.

The effective tax rate for the first six months of 2004 was 34.2% compared to 28.0% in the first six months of 2003. The increase in the tax rate is primarily due to the recording of a full valuation allowance related to benefits from domestic losses in the first half of 2004. Beginning September 30, 2003 the Company has maintained a full valuation allowance on its domestic net deferred tax assets. Accordingly, for the six months ended June 30, 2004 a full valuation allowance of the Company's domestic net deferred tax assets generated during the first half of 2004 was recorded. The Company will continue to record a full valuation allowance on its domestic net deferred tax assets an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. Additionally, should domestic losses continue, it is possible that certain tax planning strategies preserving certain domestic tax assets could be deemed inadequate, resulting in additional valuation allowances in the future. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 5 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

The income from continuing operations in the first six months of 2004 was $14,308 or $0.54 per diluted share versus $9,076, or $0.35 per diluted share in the same period a year ago.

In the fourth quarter 2003, the Company completed the sale of the Rutherford Chemicals business and as a result the business is being reported as a discontinued operation for all periods presented. In the first quarter of 2004, the Company concluded its negotiations of the post-closing working capital adjustment and recorded a $742 charge to discontinued operations to reflect the change in the adjustment, along with legal and other expenses related to the sale of Rutherford Chemicals.

The net income in the first six months of 2004 was $13,566, or $0.51 per diluted share versus $10,410, or $0.40 per diluted share in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2004, the Company generated cash flows from operations totaling $20,798, a decrease of $24,514 versus the same period a year ago. The decrease in cash flows, excluding the impact of the Mylan settlement, in the first six months of 2004 versus the first six months of 2003 is due primarily to lower net income, the loss of cash flows from Rutherford Chemicals, an increase of inventories due to timing of shipments and the timing of foreign tax payments.

Capital expenditures from continuing operations were $18,138 in the first six months of 2004 as compared to $19,095 in 2003. In 2004, the funds were primarily used for a suite expansion at a Biopharma manufacturing plant, cell therapy manufacturing capabilities at a Bioproducts facility and new research and development labs at a Human Health facility.

Cash flows provided by financing activities in the first six months of 2004 of $11,480 include net borrowings of $9,040 and proceeds from stock options exercised of $3,963, partially offset by dividends paid of $1,548.

During the first six months of 2004 and 2003, the Company paid cash dividends of $0.06 per share.

Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements.

FORWARD-LOOKING STATEMENTS

This document may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3B-6 under The Securities Exchange Act of 1934, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities. These statements may be identified by the fact that they use words such as "expects," "anticipates," "intends," "estimates," "believes" or similar expressions in connection with any discussion of future financial and operating performance. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q. The forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including but not limited to factors that could affect the Company's forward-looking statements relating to the resolution of the material weaknesses in internal controls discussed in Item 4 of this Quarterly Report including, among other things: the Company's ability to fully resolve the weaknesses within the period discussed in Item 4; the Company's ability to identify and retain qualified and experienced personnel on both a short and long term basis in its tax department; the Company's ability to design and maintain policies and procedures which enable the Company to avoid any reoccurrence of the matters which gave rise to the material weaknesses; the Company's ability to implement policies and procedures including documentation that meets the internal control over financial reporting requirements of the rules adopted by the Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and/or regulations (particularly environmental issues), tax rate, technology, manufacturing and legal issues, changes in foreign exchange rates, performance of minority investments, un-collectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials and the risks and other factors described under the caption "Risk Factors That May Affect Future Results" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's `disclosure controls and procedures' (as defined in the Rules 13a-15(e) under the Securities Exchange Act of 1934 (the `Exchange Act') as of the end of the period covered by this quarterly report. Disclosure controls and procedures are designed to provide reasonable assurance that the Company is able to meet the objective of filing reports under the Exchange Act that contain disclosure which is recorded, processed, summarized and reported pursuant to the disclosure requirements and within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, including consideration of the matter discussed below, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2004.

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

The Company has taken and is taking the following actions to address these weaknesses in its tax department:

      - In late July 2004, hired a Vice President of Tax with significant domestic and international tax experience within publicly traded companies and is continuing a search to fill the vacant Tax Manager position.

      - Contracted with the Company's external tax advisers for a senior level tax professional to review the Company's tax structure and tax accounting processes in order to provide an additional layer of assurance related to the quarterly tax accounting. This additional layer of review was performed on the first and second quarter 2004 tax accounting with no significant findings noted.

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

The Company continues to respond to these weaknesses and currently expects that they will be resolved by the end of 2004. Management believes these weaknesses do not have a material effect on the Company's consolidated financial statements for the period ending June 30, 2004.

PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS.

      Purchases of equity securities by the issuer and affiliated purchasers.

                                                         (c) Total Number         (d) Maximum Number
                                                           of Shares (or            (or Approximate
                      (a) Total                          Units) Purchased          Dollar Value) of
                      Number of       (b) Average           as Part of             Shares (or Units)
                     Shares (or       Price Paid             Publicly               that May Yet Be
                       Units)          per Share          Announced Plans         Purchased Under the
Period               Purchased         (Or Unit)           or Programs             Plans or Programs
                     ----------       -----------        ----------------         -------------------
April 1-30, 2004              -                 -                       -                580,700
May 1-31, 2004                -                 -                       -                580,700
June 1-30, 2004               -                 -                       -                580,700
                     ----------       -----------        ----------------
Total                         -                 -                       -


ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITIES HOLDERS.

      Refer to Form 10Q for quarterly period ended March 31, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a) Exhibits

         1. Exhibit 31.1 - CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         2. Exhibit 31.2 - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         3. Exhibit 32.1 - CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         4. Exhibit 32.2 - CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b) Reports on Form 8-K

         The following are the Form 8-Ks filed (or furnished) during the Second Quarter, 2004:

         April 23, 2004 regarding the press release dated April 22, 2004 announcing the financial results for the first quarter 2004 and providing guidance for 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CAMBREX CORPORATION

                                      By   /s/ Luke M. Beshar
                                           -----------------------------------
                                           Luke M. Beshar
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (On behalf of the Registrant and
                                           as the Registrant's Principal
                                           Financial Officer)

Date: August 5, 2004