Form 10-Q
period 2004-09-30
CAMBREX CORP
filed 2004-11-05
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

        for the transition period from ______________ to ________________
                         Commission file number 1-10638

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

                                    Yes [X]   No [ ]

      As of October 31, 2004, there were 26,108,327 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                    For The Quarter Ended September 30, 2004
                                Table of Contents

                                                                                       Page No.
                                                                                       --------
Part I   Financial information

          Item 1.   Financial Statements (Unaudited)

                    Consolidated balance sheets as of
                    September 30, 2004 and December 31, 2003                                 2

                    Consolidated income statements for the
                    three months and nine months ended September 30, 2004 and 2003           3

                    Consolidated statements of cash flows
                    for the nine months ended September 30, 2004 and 2003                    4

                    Notes to unaudited consolidated financial statements                5 - 22

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                      23 - 30

         Item 4.    Controls and Procedures                                            31 - 32

Part II  Other information

         Item 2.    Changes in Securities and Use of Proceeds                               33

         Item 4.    Matters Submitted to a Vote of Securities Holders                       33

         Item 6.    Exhibits and Reports on Form 8-K                                        33

Signatures                                                                                  34

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                               (unaudited)
                                                              September 30,     December 31,
                                                                  2004              2003
                                                              -------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents .............................     $  83,761         $  64,294
    Trade receivables, less allowances of $2,211 and $3,281
        at respective dates ...............................        56,276            58,324
    Inventories, net ......................................        88,222            82,013
    Deferred tax assets ...................................         8,757             8,757
    Prepaid expenses and other current assets .............        21,184            16,294
                                                                ---------         ---------
        Total current assets ..............................       258,200           229,682

Property, plant and equipment, net ........................       265,261           269,147
Goodwill ..................................................       171,514           220,742
Other intangible assets, net ..............................        50,830            51,391
Other assets ..............................................         6,714             7,541
                                                                ---------         ---------

        Total assets ......................................     $ 752,519         $ 778,503
                                                                =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ......................................     $  31,416         $  35,326
    Accrued liabilities ...................................        59,176            54,522
    Short-term debt and current portion of
        long-term debt ....................................         1,518             1,376
                                                                ---------         ---------
Total current liabilities .................................        92,110            91,224

Long-term debt ............................................       220,338           212,369
Deferred tax liabilities ..................................        28,998            29,196
Other non-current liabilities .............................        45,410            49,084
                                                                ---------         ---------
        Total liabilities .................................       386,856           381,873
                                                                ---------         ---------

Stockholders' equity:
    Common stock, $.10 par value; issued 28,715,727 and
        28,471,652 shares at respective dates .............         2,872             2,847
    Additional paid-in capital ............................       210,737           206,256
    Retained earnings .....................................       172,592           205,787
    Treasury stock, at cost 2,607,650 and 2,614,910
       shares at respective dates .........................       (22,180)          (22,101)
    Deferred compensation .................................        (1,704)           (1,616)
    Accumulated other comprehensive income ................         3,346             5,457
                                                                ---------         ---------

        Total stockholders' equity ........................       365,663           396,630
                                                                ---------         ---------

        Total liabilities and stockholders' equity ........     $ 752,519         $ 778,503
                                                                =========         =========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (unaudited)
                     (in thousands, except per-share data)

                                                    Three months ended       Nine months ended
                                                      September 30,             September 30,
                                                  ---------------------    ----------------------
                                                    2004         2003        2004         2003
                                                  ---------    --------    ---------    ---------
Gross sales ...................................   $  99,250    $ 95,179    $ 321,793    $ 303,526
    Commissions & allowances ..................         620         691        2,278        2,891
                                                  ---------    --------    ---------    ---------
Net sales .....................................      98,630      94,488      319,515      300,635
    Other revenues ............................       1,706       1,891        6,545        6,899
                                                  ---------    --------    ---------    ---------
NET REVENUES ..................................     100,336      96,379      326,060      307,534

Cost of goods sold ............................      60,454      59,381      198,940      185,073
                                                  ---------    --------    ---------    ---------
GROSS PROFIT ..................................      39,882      36,998      127,120      122,461

Operating expenses:
    Selling, general and
       administrative expenses ................      25,645      22,958       77,863       71,033
    Research and development expenses .........       4,512       4,061       13,899       12,576
    Legal settlement ..........................           -           -            -       11,342
    Goodwill impairment .......................      48,720           -       48,720            -
    Other, net ................................           -           -       (1,863)           -
                                                  ---------    --------    ---------    ---------
      Total operating expenses ................      78,877      27,019      138,619       94,951

OPERATING (LOSS)/PROFIT .......................     (38,995)      9,979      (11,499)      27,510

Other expenses (income):
    Interest expense, net .....................       2,854       3,251        8,471        8,301
    Other income, net .........................        (209)        (80)         (61)        (207)
                                                  ---------    --------    ---------    ---------

(Loss)/Income from continuing operations before
     income taxes .............................     (41,640)      6,808      (19,909)      19,416

    Provision for income taxes ................       2,555      21,709        9,978       25,241
                                                  ---------    --------    ---------    ---------

LOSS FROM CONTINUING OPERATIONS ...............   $ (44,195)   $(14,901)   $ (29,887)   $  (5,825)

DISCONTINUED OPERATIONS (NOTE 10)

Loss from discontinued operations before
    income taxes ..............................        (236)    (54,875)        (978)     (53,415)

Income tax benefit ............................           -        (264)           -         (138)
                                                  ---------    --------    ---------    ---------

Loss on discontinued operations ...............        (236)    (54,611)        (978)     (53,277)
                                                  ---------    --------    ---------    ---------

Net loss ......................................   $ (44,431)   $(69,512)   $ (30,865)   $ (59,102)
                                                  =========    ========    =========    =========
Basic and diluted earnings per share:
    Loss from continuing operations ...........   $   (1.69)   $  (0.58)   $   (1.15)   $   (0.23)
    Loss from discontinued operations .........       (0.01)      (2.12)       (0.03)       (2.06)
                                                  ---------    --------    ---------    ---------
    Net loss ..................................   $   (1.70)   $  (2.70)   $   (1.18)   $   (2.29)

    Cash Dividends paid per share .............   $    0.03    $   0.03    $    0.09    $    0.09
                                                  =========    ========    =========    =========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                  Nine months ended
                                                                    September 30,
                                                                ---------------------
                                                                  2004       2003
                                                                --------    ---------
Cash flows from operating activities:
    Net loss ................................................   $(30,865)   $ (59,102)
    Depreciation and amortization ...........................     29,701       26,216
    Goodwill Impairment .....................................     48,720            -
    Deferred income tax (benefit) provision .................       (198)      21,511
    Changes in assets and liabilities:
        Mylan settlement, net of cash payments ..............     (1,600)       7,013
        Vitamin B-3 provision, net of cash payments .........       (728)      (4,890)
        Receivables, net ....................................      1,590        6,525
        Inventories .........................................     (7,010)       2,814
        Prepaid expenses and other current assets ...........          7       (1,553)
        Accounts payable and accrued liabilities ............      5,977         (377)
        Income taxes payable ................................     (5,625)      (8,923)
        Other non-current assets and liabilities ............       (558)       3,046
    Discontinued operations:
        Changes in operating assets and liabilities .........     (1,073)        (714)
        Write-down of assets held for sale and other non-cash
         charges ............................................          -       60,927
                                                                --------    ---------
Net cash provided by operating activities ...................     38,338       52,493
                                                                --------    ---------

Cash flows from investing activities:
    Capital expenditures ....................................    (27,749)     (27,251)
    Other investing activities ..............................       (337)      (2,249)
    Discontinued operations - cash flows provided by
       investing activities .................................          -          720
                                                                --------    ---------
Net cash used in investing activities .......................    (28,086)     (28,780)
                                                                --------    ---------

Cash flows from financing activities:
    Dividends paid ..........................................     (2,330)      (2,316)
    Net increase in short-term debt .........................        126          824
    Long-term debt activity (including current portion):
        Borrowings ..........................................     64,750      284,861
        Repayments ..........................................    (56,767)    (299,693)
    Proceeds from stock options exercised ...................      4,005          117
    Purchase of treasury stock ..............................       (219)      (2,420)
                                                                --------    ---------
Net cash provided by (used in) financing activities .........      9,565      (18,627)
                                                                --------    ---------

Effect of exchange rate changes on cash .....................       (350)       3,453
                                                                --------    ---------

Net increase in cash and cash equivalents ...................     19,467        8,539
                                                                --------    ---------

Cash and cash equivalents at beginning of period ............     64,294       33,296
                                                                --------    ---------

Cash and cash equivalents at end of period ..................   $ 83,761    $  41,835
                                                                ========    =========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per-share data)

(1) BASIS OF PRESENTATION

      Unless otherwise indicated by the context, "Cambrex" or the "Company" means Cambrex Corporation and its subsidiaries.

      The accompanying unaudited Consolidated Financial Statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments which are of a normal and recurring nature, except for the goodwill impairment discussed in Note 5, and are necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003.

      The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

      As discussed in Note 10, on November 10, 2003, the sale of Rutherford Chemicals was completed and accordingly, the business comprising the Rutherford Chemicals segment is classified as a discontinued operation in all periods presented.

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

(in thousands, except per-share data)

(2) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      Employer's Disclosure about Pension and Other Postretirement Benefits

      In May 2004, the FASB issued FASB Staff Position (FSP) No.106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act ("the Act") of 2003", which supercedes FASB issued Staff Position 106-1 of the same title. The Act allows for the federal government to make subsidy payments (beginning in 2006) to employers that sponsor postretirement benefit plans under which retirees receive prescription drug benefits that are "actuarially equivalent" to the prescription drug benefit provided under Medicare. The Staff Position clarifies the accounting for the benefits attributable to the Act. The Company has preliminarily determined that the benefits provided under the Company's plan are not actuarially equivalent to the Medicare Part D benefit under the Act. As a result, FSP No. 106-2 is not expected to have any effect on the Company's consolidated financial position or results of operations.

(3) WEIGHTED AVERAGE SHARES OUTSTANDING

                                          Three months ended      Nine months ended
                                             September 30,          September 30,
                                           2004       2003         2004        2003
                                          -------   --------    --------    ---------
Weighted average shares outstanding:
Basic...................................   26,109    25,721       26,074       25,769
Effect of dilutive stock options........       -          -            -            -
                                          -------   -------     --------    ---------
Diluted.................................   26,109    25,721       26,074       25,769

      In the three months ended September 30, 2004 and 2003, 243 and 278 shares, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. In the nine months ended September 30, 2004 and 2003, 357 and 263 shares, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

(4) STOCK BASED COMPENSATION

      At September 30, 2004, the Company has seven active stock-based employee compensation plans in effect. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

      In May 2003, the former Chief Executive Officer and current Chairman of the Board was granted 150,000 incentive stock appreciation rights. In the fourth quarter 2003 these rights vested and, as such, the Chairman of the Board is entitled to a cash settlement representing the difference in value between the closing price of Cambrex stock on the day of the grant, which was $19.30, and the closing price of Cambrex stock on the day the rights are exercised. These rights terminate one year after his retirement from the Company. These rights will be marked to market until the rights are exercised or expire with the amount being recorded as compensation expense or benefit in the applicable period. In the three and nine months ended September 30, 2004, the Company recorded $492 and $498, respectively, in compensation benefit.

(in thousands, except per-share data)

(4) STOCK BASED COMPENSATION (CONTINUED)

                                                      Three Months Ended        Nine Months Ended
                                                          September 30,            September 30,
                                                       2004           2003       2004        2003
                                                    -----------    --------     -------    --------
Net loss, as reported.............................  $   (44,431)   $(69,512)   $(30,865)   $(59,102)
Deduct:  stock based compensation benefit
   included in reported net income ...............         (492)         --        (498)         --
Deduct:  stock-based compensation
   expenses determined using fair value
   method ........................................       (1,199)     (1,898)     (2,991)     (3,626)
                                                    -----------    --------    --------    --------

Proforma net loss.................................  $   (46,122)   $(71,410)   $(34,354)   $(62,728)

Proforma weighted average shares outstanding:
  Basic ..........................................       26,109      25,721      26,074      25,769
  Diluted ........................................       26,109      25,721      26,074      25,769

The effect of stock options would be anti-dilutive under the FAS 123 calculation and are therefore excluded. The stock based compensation benefits and expenses have not been tax affected due to the full domestic tax valuation allowances discussed in Note 6.

Earnings per share:
  Basic - as reported............................   $  (1.70)      $  (2.70)    $   (1.18)  $ (2.29)
  Basic - proforma...............................   $  (1.77)      $  (2.78)    $   (1.32)  $ (2.43)
  Diluted - as reported..........................   $  (1.70)      $  (2.70)    $   (1.18)  $ (2.29)
  Diluted - proforma.............................   $  (1.77)      $  (2.78)    $   (1.32)  $ (2.43)

(5) GOODWILL AND INTANGIBLE ASSETS

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" the Company has established reporting units based on its current segment structure for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company evaluates goodwill and other intangible assets not subject to amortization at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable based on the estimated future cash flows.

      In the third quarter of 2004, the Company reconsidered whether the carrying value of the goodwill related to its Baltimore reporting unit, which is a component of the Biopharma segment, may not be recoverable due to the lowering of Baltimore's revenue and operating income forecast for the remainder of 2004 and beyond versus prior projections. The Company tested for impairment and determined that the carrying value exceeded its fair value, as determined by using a discounted cash flow model. Management retained valuation specialists to assist in the valuation of its tangible and identifiable intangible assets for purposes of determining the implied fair value of goodwill. Upon completion of the assessment, the Company recorded a non-cash impairment charge of $48,720 to reduce the carrying value of goodwill in the Baltimore reporting unit to its estimated fair value of $65,584.

(in thousands, except per-share data)

(5) GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

      The changes in the carrying amount of goodwill for the nine months ended September 30, 2004, are as follows:

                                                                          Human
                                                            Bioproducts   Health     Biopharma
                                                              Segment    Segment      Segment      Total
                                                            -----------  --------    ---------    ---------
Balance as of January 1, 2004 ............................   $ 53,787    $ 41,617    $ 125,338    $ 220,742
Goodwill Impairment ......................................          -                  (48,720)     (48,720)
Purchase Accounting Adjustments
    for Contingent Payments ..............................        230           -            -          230
Cumulative Translation Effect ............................        (87)       (651)           -         (738)
                                                             --------    --------    ---------    ---------

Balance as of September 30, 2004  ........................   $ 53,930    $ 40,966    $  76,618    $ 171,514
                                                             ========    ========    =========    =========

      Other intangible assets that are not subject to amortization, consist of the following:

                                                   As of          As of
                                               September 30,   December 31,
                                                   2004            2003
                                               -------------   ------------
Proprietary Process.......................       $  1,675         $  1,675
Trademarks................................         33,898           33,898
                                                 --------         --------
     Total                                       $ 35,573         $ 35,573
                                                 ========         ========

Other intangible assets, which continue to be amortized, consist of the following:

                                                As of              As of
                                            September 30,       December 31,
                                                2004                2003
                                           Gross Carrying      Gross Carrying
                                               Amount              Amount
                                           --------------      --------------
Patents.........................              $  3,354           $  3,122
Proprietary Process.............                 7,146              6,972
Supply Agreements...............                 2,110              2,110
Trademarks......................                 1,160                785
Unpatented Technology...........                 5,912              5,912
Other...........................                 2,265              2,249
Fully amortized assets*.........                 2,883              2,883
                                              --------           --------
     Total                                      24,830             24,033
Accumulated Amortization........                (9,573)            (8,215)
                                              --------           --------
Net                                           $ 15,257           $ 15,818
                                              ========           ========

*This category includes certain fully amortized patents, proprietary process and non-compete agreements.

      Amortization expense for the three months and nine months ended September 30, 2004 was $458 and $1,380, respectively.

(in thousands, except per-share data)

The expected amortization expense related to intangible assets is as follows:

For the year ended December 31, 2004.........................     $1,882
For the year ended December 31, 2005.........................     $1,898
For the year ended December 31, 2006.........................     $1,881
For the year ended December 31, 2007.........................     $1,848
For the year ended December 31, 2008.........................     $1,667

(6) INCOME TAXES

      The Company's domestic net deferred tax assets at September 30, 2004 were primarily associated with net operating loss carryforwards, foreign tax credits, research and experimentation tax credits and alternative minimum tax credits, which are evaluated quarterly to assess the likelihood of realization. The realization of these assets is ultimately dependent upon generating future taxable income or implementing tax-planning strategies prior to expiration of those assets. Beginning September 30, 2003 the Company has maintained a full valuation allowance on its domestic net deferred tax assets. Accordingly, for the nine months ended September 30, 2004 a full valuation allowance of the Company's domestic net deferred tax assets generated during the first nine months of 2004 was recorded. The Company will continue to record a full valuation allowance on its domestic net deferred tax assets until an appropriate level of domestic profitability is sustained or tax strategies can be developed that will enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets will be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses will not be reduced by such income tax benefits. Additionally, should domestic losses continue, it is possible that tax planning strategies preserving certain domestic tax assets could be deemed inadequate, resulting in additional valuation allowances in the future. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 10 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

      Within discontinued operations, the Company has also not recorded any tax benefit related to the domestic loss generated by the operation or sale of Rutherford Chemicals for the same reasons as those identified above.

(7) INVENTORIES

      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

      Inventories at September 30, 2004 and December 31, 2003 consist of the following:

                                                September 30,  December 31,
                                                    2004           2003
                                                -------------  ------------
Finished goods.............................       $ 43,691       $ 42,045
Work in process............................         23,892         19,105
Raw materials..............................         15,611         16,601
Supplies...................................          5,028          4,262
                                                  --------       --------
    Total..................................       $ 88,222       $ 82,013
                                                  ========       ========

(in thousands, except per-share data)

(8) LONG-TERM DEBT

      Long-term debt at September 30, 2004 and December 31, 2003 consists of the following:

                                                September 30,  December 31,
                                                    2004           2003
                                                -------------  ------------
Bank credit facilities..........................   $114,100      $105,200
Senior notes....................................    100,000       100,000
Other...........................................      7,629         8,545
                                                   --------      --------
    Subtotal....................................    221,729       213,745
Less:  current portion..........................     (1,391)       (1,376)
                                                   --------      --------
    Total.......................................   $220,338      $212,369
                                                   ========      ========

      The Company met all bank covenants for the first nine months of 2004 and 2003.

(9) RESTRUCTURING AND OTHER CHARGES

      2004 Actions

      In the first quarter of 2004, management communicated to employees that a workforce reduction would occur at one of the Company's European facilities within the Human Health segment. The Company recorded a $1,000 charge in Other, net operating expenses to accrue for the termination benefits related to the workforce reduction. In all, 13 workers were terminated. As of September 30, 2004 approximately $700 has been paid. The company expects to pay the remaining benefits over the next three months.

      The following table displays the activity related to the 2004 reduction in workforce reserve through September 30, 2004 (in millions):

                                                                2004
                                                              Activity
                                                              --------
                                                                           September 30,
                                                                               2004
                                                    2004        Cash          Reserve
                                                  Expense     Payments        Balance
                                                  -------     --------     -------------
Workforce reduction........................         $1.0        $(0.7)         $0.3
                                                    ====        =====          ====

      2002 Actions

      In 2002, Cambrex completed a plan to realign its businesses, and at that time, the Company recorded net special pre-tax charges of $15,087, of which $10,849 were recorded in discontinued operations.

(in thousands, except per-share data)

(9) RESTRUCTURING AND OTHER CHARGES (CONTINUED)

      The following table displays the activity related to the 2002 restructuring accruals through September 30, 2004 (in millions):

                                                      2003                     2004
                                                    Activity                 Activity
                                                    --------                 --------
                                        December                December                  September
                                        31, 2002                31, 2003                   30, 2004
                                        Reserve       Cash       Reserve       Cash        Reserve
                                        Balance     Payments     Balance     Payments      Balance
                                        --------    --------    --------     --------     ---------
Restructuring and other charges:
Employee severance..............          $1.0        $(0.8)      $0.2       $   (0.2)          -
Facility closure costs..........           1.6         (0.6)       1.0           (0.7)      $ 0.3
                                          ----        -----       ----       --------       -----
Total...........................          $2.6        $(1.4)      $1.2       $   (0.9)      $ 0.3
                                          ====        =====       ====       ========       =====

      The remaining facility closure costs are expected to be paid in the fourth quarter 2004.

(10) DISCONTINUED OPERATIONS - SALE OF RUTHERFORD CHEMICALS

      On November 10, 2003 the Company completed the sale of Rutherford Chemicals. As a result of the completion of the transaction, the business comprising the Rutherford Chemicals segment is being reported as a discontinued operation in all periods presented. The agreement specified proceeds for the sale of $55,000 in cash at closing, a $2,000 subordinated 12% interest bearing note payable in full in 5-1/2 years from the closing date, and an $8,000 performance-based cash earn-out if certain future operating profit targets are achieved in each of the next 3 years. These terms resulted in a write-down of assets to estimated fair value of approximately $53,098 which is based on the selling price, including fees associated with the transaction. The Company has not included any of the performance based cash earn-out in the computation of the $53,098 loss and income for discontinued operations will be recorded in future periods if the Company receives any payments under the earn-out arrangement. In the first quarter of 2004, the Company finalized the post closing working capital adjustment. This adjustment, along with legal and other charges associated with the sale, has resulted in an additional $742 charge to discontinued operations in the first quarter 2004. In the third quarter of 2004, the Company incurred an additional $236 primarily for revised estimates of environmental liabilities associated with Rutherford Chemicals. These losses have not been tax affected, the reasons for which are more fully explained in
Note 6.

      In accordance with the sale agreement, the Company has retained certain liabilities of the Rutherford Chemicals business including existing general litigation matters, including the Vitamin B-3 matter, pre-closing environmental liabilities and post retirement benefits and pension liabilities. See Note 15 for further discussion.

(in thousands, except per-share data)

(10) DISCONTINUED OPERATIONS - SALE OF RUTHERFORD CHEMICALS (CONTINUED)

      The following table shows revenues and loss from discontinued operations for the three and nine months ended September 30, 2004 and 2003:

                                            Three            Three            Nine              Nine
                                            months          months           months            months
                                            ended            ended            ended            ended
                                        September 30,    September 30,    September 30,    September 30,
                                             2004             2003            2004              2003
                                        -------------    -------------    -------------    -------------
Revenues............................     $      -          $   29,460       $      -        $  97,397
                                         ========          ==========       ========        =========
Pre-tax loss from
  discontinued operations...........         (236)             (1,777)          (978)            (317)
Write-down to fair value based on
  expected selling price............            -             (53,098)             -          (53,098)
                                         --------          ----------       --------        ---------
Loss from discontinued operations
  before income taxes...............     $   (236)         $  (54,875)      $   (978)       $ (53,415)
                                         ========          ==========       ========        =========

(11) COMPREHENSIVE INCOME

      The following table shows the components of comprehensive loss for the three and nine months ended September 30, 2004 and 2003:

                                                             For the three months        For the nine months
                                                              ended September 30,         ended September 30,
                                                               2004        2003            2004        2003
                                                             ---------   ---------       ---------   ---------
Net loss.........................................            $ (44,431)  $ (69,512)      $ (30,865)  $ (59,102)
       Foreign Currency Translation..............                6,721       6,099          (3,033)     24,408
       Unrealized gain on hedging contracts......                  352         626             922         586
       Other ....................................                   16         (12)              -         (16)
                                                             ---------   ---------       ---------   ---------
              Total..............................            $ (37,342)  $ (62,799)      $ (32,976)  $ (34,124)
                                                             =========   =========       =========   =========

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

(in thousands, except per-share data)

(12) RETIREMENT PLANS (CONTINUED)

      The components of net periodic pension cost for the Company's domestic plans for the three and nine months ended September 30, 2004 and 2003 are as follows:

                                                        Three          Three          Nine           Nine
                                                        months         months        months         Months
                                                        ended          ended          ended          Ended
                                                    September 30,  September 30,  September 30,  September 30,
                                                         2004          2003           2004           2003
                                                    -------------  -------------  -------------  -------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost......................................     $ 581        $    650        $   1,743      $   1,950
Interest Cost.....................................       731             710            2,193          2,130
Expected return on plan assets....................      (635)           (525)          (1,905)        (1,575)
Amortization of prior service cost................        11              17               33             51
Recognized actuarial (gain) loss..................       129             130              387            390
                                                       -----        --------        ---------      ---------

Net periodic benefit cost.........................     $ 817        $    982        $   2,451      $   2,946
                                                       =====        ========        =========      =========

      The Company is expected to contribute $4,859 in cash to its two U.S. defined-benefit pension plans in 2004. As of September 30, 2004 the Company has contributed $3,958 in cash to these plans.

      The Company has two Supplemental Executive Retirement Plans (SERP) for key executives. These plans are non-qualified and unfunded.

      The components of net periodic pension cost for the Company's SERP Plans for the three and nine months ended September 30, 2004 and 2003 are as follows:

                                                     Three           Three          Nine            Nine
                                                     months          months        months          months
                                                     ended           ended          ended          ended
                                                 September 30,   September 30,  September 30,  September 30,
                                                      2004           2003           2004            2003
                                                 -------------   -------------  -------------  -------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost............................            $  52          $  63           $ 156          $   189
Interest Cost...........................              107            106             321              318
Amortization of unrecognized
    transition obligation...............               25              -              75                -
Amortization of prior service cost......                1              1               3                3
Recognized actuarial (gain) loss........               12             33              36               99
                                                    -----          -----           -----          -------

Net periodic benefit cost...............            $ 197          $ 203           $ 591          $   609
                                                     ====          =====           =====          =======
International Pension Plans

      Certain foreign subsidiaries of the Company maintain pension plans for their employees that conform to the common practice in their respective countries. Based on local laws and customs, some of those plans are not funded. For those plans that are funded, the amount in the trust supporting the plan is actuarially determined and in compliance with local statutes, where applicable.

(in thousands, except per-share data)

(12) RETIREMENT PLANS (CONTINUED)

      The components of net periodic pension cost for the Company's international plans for the three and nine months ended September 30, 2004 and 2003 are as follows:

                                                     Three           Three           Nine          Nine
                                                    months           months         months        months
                                                     ended           ended          ended          ended
                                                 September 30,   September 30,  September 30,  September 30,
                                                     2004             2003          2004            2003
                                                 -------------   -------------  -------------  -------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost............................              $ 217         $  158         $   651       $     474
Interest Cost...........................                222            207             732             621
Expected return on plan assets..........                (71)           (46)           (213)           (138)
Amortization of excess plan net.........                 21             (8)              1             (24)
Amortization of prior service cost......                 (5)            32              97              96
                                                      -----         ------         -------       ---------
Net periodic benefit cost...............              $ 384         $  343         $ 1,268       $   1,029
                                                      =====         ======         =======       =========

      The Company has contributed $611 in cash to its international pension plans in 2004 and does not expect to contribute any more cash for the remainder of the year.

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

      The components of net periodic benefit cost for the three and nine months ended September 30, 2004 and 2003 are as follows:

                                                                  Three           Three           Nine           Nine
                                                                  months         months          months         months
                                                                  ended           ended          ended          ended
                                                              September 30,   September 30,  September 30,  September 30,
                                                                   2004           2003            2004           2003
                                                              -------------   -------------  -------------  -------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost of benefits earned....................              $     13        $     31       $     39      $      93
Interest cost......................................                    37              50            111            150
Actuarial (gain) loss recognized...................                    29              53             87            159
Amortization of unrecognized prior service cost....                   (38)            (44)          (114)          (132)
                                                                 --------        --------       --------      ---------
Total periodic postretirement benefit cost.........              $     41        $     90       $    123      $     270
                                                                 ========        ========       ========      =========

(in thousands, except per-share data)

(14) SEGMENT INFORMATION

      Cambrex is a life sciences company dedicated to providing essential products and services to accelerate discovery, development and manufacturing processes for human therapeutics. The Company primarily supplies its products and services worldwide to pharmaceutical and biopharmaceutical companies, generic drug companies, biotech companies and research organizations. In the fourth quarter 2003, the Company began reporting results in three segments:
Bioproducts segment (previously part of the Biosciences segment), consisting of cell culture, cell therapy services, media and serum, endotoxin detection products and services and electrophoresis and chromatography products; Biopharma segment (previously part of the Biosciences segment), consisting of contract biopharmaceutical process development and manufacturing services; and Human Health segment (formerly Human Health and All Other), consisting of active pharmaceutical ingredients ("APIs") and pharmaceutical intermediates produced under Food and Drug Administration Current Good Manufacturing Practices for use in the production of prescription and over-the-counter drug products, imaging chemicals used in x-ray contrast media, and other fine custom chemicals derived from organic chemistry. The Company allocates corporate expenses to each of its subsidiaries. The allocation of corporate expenses in the first nine months of 2003 has been adjusted to be consistent with the allocation methodology adopted by the Company in the fourth quarter of 2003.

      One customer, a distributor representing multiple customers, accounted for 14.6% of consolidated gross sales in the third quarter 2003 and 10.9% and 12.8% of consolidated gross sales for the nine months ended September 30, 2004 and 2003, respectively.

(in thousands, except per-share data)

(14) SEGMENT INFORMATION (CONTINUED)

      Following is a summary of business segment information for the following dates:

                                                  Three months ended        Nine months ended
                                                     September 30,            September 30,
                                                 ---------------------    ----------------------
                                                   2004        2003         2004        2003
                                                 --------    ---------    ---------    ---------
Gross Sales:
Bioproducts ........................             $ 33,958    $  29,607    $ 102,190    $  89,383
Biopharma ..........................               11,375        8,680       31,739       31,497
Human Health .......................               53,917       56,892      187,864      182,646
                                                 --------    ---------    ---------    ---------
                                                 $ 99,250    $  95,179    $ 321,793    $ 303,526
                                                 ========    =========    =========    =========
Gross Profit:
Bioproducts ........................             $ 19,040    $  14,419    $  55,624    $  45,007
Biopharma ..........................                2,060          837        4,326        8,158
Human Health .......................               18,782       21,742       67,170       69,296
                                                 --------    ---------    ---------    ---------
                                                 $ 39,882    $  36,998    $ 127,120    $ 122,461
                                                 ========    =========    =========    =========

Operating (Loss)/Profit*:
Bioproducts ........................             $  6,843    $   3,883    $  21,593    $  12,838
Biopharma ..........................              (49,079)      (1,615)     (52,042)         930
Human Health .......................                9,301       13,632       37,090       44,986
Corporate ..........................               (6,060)      (5,921)     (18,140)     (31,244)
                                                 --------    ---------    ---------    ---------
Total Operating (Loss)/Profit ......             $(38,995)   $   9,979    $ (11,499)   $  27,510
                                                 ========    =========    =========    =========

Reconciliation to loss from
      Continuing Operations:
Interest expense, net ..............             $  2,854    $   3,251    $   8,471    $   8,301
Other income, net ..................                 (209)         (80)         (61)        (207)
Provision for income taxes .........                2,555       21,709        9,978       25,241
                                                 --------    ---------    ---------    ---------
Loss from continuing operations.....             $(44,195)   $ (14,901)   $ (29,887)   $  (5,825)
                                                 ========    =========    =========    =========

Capital Spending:
Bioproducts ........................             $  2,592    $   2,147    $   6,809    $   6,388
Biopharma ..........................                2,015        1,787        7,749        9,269
Human Health .......................                4,813        3,833       12,595       10,630
Corporate ..........................                  191          389          596          964
                                                 --------    ---------    ---------    ---------
                                                 $  9,611    $   8,156    $  27,749    $  27,251
                                                 ========    =========    =========    =========

      *The operating segments include charges of certain corporate allocations reflecting services provided for or on behalf of the respective segments. Unallocated corporate spending is included in "Corporate." For the three and nine months ended September 30, 2004, the Biopharma operating profit includes a $48,720 charge for an impairment to goodwill. For the nine months ended September 30, 2004, the Bioproducts operating profit includes $2,863 of income due to the early termination of a contract. For the nine months ended September 30, 2003, the Corporate operating profit includes an $11,342 charge for the settlement of certain class action lawsuits involving Mylan laboratories.

(in thousands, except per-share data)

(14) SEGMENT INFORMATION (CONTINUED)

                                                Three months ended            Nine months ended
                                                   September 30,                September 30,
                                               ---------------------       -----------------------
                                                  2004        2003            2004         2003
                                               --------     --------       ----------   ----------
Depreciation:
Bioproducts................................    $  1,293     $  1,262       $    4,008    $   3,717
Biopharma..................................         731          592            2,315        1,663
Human Health...............................       6,952        6,321           20,978       18,419
Corporate..................................         340          626            1,020        1,274
                                               --------     --------       ----------    ---------
                                               $  9,316     $  8,801       $   28,321    $  25,073
                                               ========     ========       ==========    =========

Amortization:
Bioproducts................................    $    342     $    282       $    1,030    $     828
Biopharma..................................         108          117              324          309
Human Health...............................           8            -               26            6
                                               --------     --------       ----------    ---------
                                               $    458     $    399       $    1,380    $   1,143
                                               ========     ========       ==========    =========

                                             September 30,     December 31,
                                                 2004              2003
                                             -------------     -----------
Total Assets:
Bioproducts................................    $209,519         $ 197,689
Biopharma..................................     132,583           176,467
Human Health...............................     363,549           356,885
Corporate..................................      46,868            47,462
                                               --------         ---------
                                               $752,519         $ 778,503
                                               ========         =========

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

      Environmental

      In connection with laws and regulations pertaining to the protection of the environment, the Company and/or its subsidiaries is a party to several environmental proceedings and remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites ("Superfund sites"). Additionally, as discussed in the "Sale of Rutherford Chemicals" section of this Note, the Company has retained the liability for certain environmental proceedings, associated with the Rutherford Chemicals business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The resolution of such matters often spans several years and frequently involves regulatory oversight and/or adjudication. Additionally, many remediation requirements are not fixed and are likely to be affected by future technological, site, and regulatory developments. Consequently, the ultimate extent of liabilities with respect to such matters, as well as the timing of cash disbursements cannot be determined with certainty.

(in thousands, except per-share data)

(15) CONTINGENCIES (CONTINUED)

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $5,337 and $5,100 at September 30, 2004, and December 31, 2003, respectively. The increase in the accrual is due to currency fluctuation of $58, payments of $255 and an increase to the reserve of $550. A portion of this increase relates to an increase in an existing reserve associated with the on-going investigation and remediation at the Company's Carlstadt, New Jersey location. An assessment of remedial costs based on information currently known resulted in the increase. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of what it believes are the probable and estimable costs associated with environmental proceedings.

      The Company expects to receive information in the near future on three matters, as described below, that could impact the Company's current assessment of its probable and estimable costs and as such may require an adjustment to the reserves.

      As a result of the sale of the Bayonne, New Jersey facility (see "Sale of Rutherford Chemicals" section of this Note), an obligation to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act was triggered; and the Company has retained the responsibility for such obligation. Recently, the Company completed a Preliminary Assessment (PA) of the Site and submitted the PA to the New Jersey Department of Environmental Protection. The PA identified potential areas of concern based on historical operations and proposed certain sampling at the Site. The Company has reserved for the costs of the sampling. The sampling will be conducted during the next several months. The results of the sampling will be used to develop an estimate of the Company's future liability for remediation costs, if required.

      In March 2000, the Company completed the acquisition of the Cambrex Profarmaco Landen facility in Belgium. At the time of acquisition, Cambrex was aware of certain site contamination and recorded a reserve for the estimated costs of remediation. This property has been the subject of an extensive on-going environmental investigation, which when completed will be followed by a health risk assessment related to the site contamination. The results of the environmental investigation and health risk assessment will determine the ultimate remedial actions to be performed at the Site and it is possible that a liability significantly different from the Company's current reserve may exist.

      The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. In 1997, Cosan entered into an Administrative Consent Order with the State of New Jersey Department of Environmental Protection. Under the Administrative Consent Order, Cosan is required to complete an investigation of the Clifton site conditions and conduct remediation as may be necessary. The investigation of site conditions continues and is expected to be completed in the next several months. The results of the investigation will enable the Company to estimate its liability, if any.

      The Company is involved in other matters where the range of liability is not reasonably estimable at this time and it is not determinable when information will become available to provide a basis for recording an accrual, should an accrual be required.

      If any of the Company's environmental matters are resolved in an unfavorable manner these matters, either individually or in the aggregate, could have a material adverse effect on the Company's financial condition, operating results and cash flows when resolved in a future reporting period.

(in thousands, except per-share data)

(15) CONTINGENCIES (CONTINUED)

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

      On April 7, 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. Approximately $4,415 was paid in April 2003 and an additional $1,600 was paid in April 2004 in accordance with the agreement, with the remaining $6,400 to be paid over the next four years. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. As of September 30, 2004 the outstanding balance for this liability was $5,814.

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

(in thousands, except per-share data)

(15) CONTINGENCIES (CONTINUED)

      Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3.

      An accrual of $6,000 was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. Based on discussions with various plaintiffs' counsel, as well as current estimates of expenditures for legal fees, an additional accrual of $4,400 was established in the fourth quarter of 2001. The Company believed that the reserves would be sufficient to cover resolution of the remaining related litigation matters. However, during 2002, based on information developed during the year, the Company determined that the remaining litigation matters would be more costly than previously anticipated. Therefore, during 2002, the Company increased reserves by $10,000. The balance of this accrual as of September 30, 2004 was approximately $3,107. This accrual has been recorded in accrued liabilities.

      Litigation in the United States under the U.S. antitrust laws was commenced some years ago by a group of European purchasers. On motion by the Vitamin B-3 defendants, the District Court dismissed the litigation, under the long-standing rule that foreign purchasers cannot sue in U.S. courts under U.S. antitrust statutes. Thereafter, the Federal Circuit Court for the District of Columbia reversed the District Court's decision. The Vitamin B-3 defendants, supported by the U.S. Department of Justice, appealed to the United States Supreme Court and oral arguments were heard on April 29, 2004. In June 2004, the United States Supreme Court ruled that foreign purchasers could not sue in U.S. courts under U.S. antitrust statutes if the conduct at issue resulted in purely foreign harm. However, the Court left open potential claims where foreign injuries suffered by foreign plaintiffs were dependent upon domestic harm resulting from conduct that violates the U.S. antitrust laws. The Court directed the parties to file additional briefs to determine whether Plaintiffs preserved such a claim in the underlying proceedings in which case a hearing on such a claim would proceed in Circuit Court. The Company currently has made no accrual for potential non-U.S. claims for this matter given the lack of historical precedent and significant uncertainty of the outcome of the proceedings.

      Sale of Rutherford Chemicals

      The Company completed the sale of its Rutherford Chemicals business on November 10, 2003. Under the agreement for the sale, the Company provided standard representations and warranties and included various covenants concerning the business, operations, liabilities and financial condition of the Rutherford Chemicals business. Most of such representations and warranties will survive for a period of thirty days after the Buyer's preparation of its audited financial statements for year-end 2004. Therefore, claims for breaches of such representations would have to be brought during that time frame. Certain specified representations and warranties and covenants, such as those relating to employee benefit matters and certain environmental matters, will survive for longer periods and claims under such representations, warranties and covenants could be brought during such longer periods. Under the sale agreement, the Company has indemnified the Buyer for breaches of representations, warranties and covenants. Indemnifications for certain but not all representations and warranties are subject to a deductible of $750 and a cap at 25 percent of the purchase price.

(in thousands, except per-share data)

(15) CONTINGENCIES (CONTINUED)

Under the agreement for sale, the Company has retained the liabilities associated with existing general litigation matters related to Rutherford Chemicals, including Vitamin B-3 as stated above. With respect to certain pre-closing environmental matters, the Company retains the responsibility for:
(i) certain existing matters including violations, environmental testing for the New York facility incinerator and off-site liabilities; and (ii) completing the on-going remediation at the New York facility. Further, as a result of the sale of the Bayonne, New Jersey facility, the obligation to investigate site conditions site conditions and conduct required remediation under the provisions of the New Jersey Industrial Site Recovery Act was triggered; and the Company has retained the responsibility for completion of any such investigation and remediation. With respect to all other pre-closing environmental liabilities, whether known or unknown, the Buyer is responsible for the management of potential future matters; however, the Buyer and the Company may share the costs of associated remediation with respect to such potential future matters, subject to certain limitations defined in the agreement for sale.

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

      The Company filed a motion to dismiss in May 2004. Thereafter the plaintiff filed a reply brief. The Company responded and is awaiting a decision from the Court. The Company considers the complaints to be substantially without merit and will vigorously defend against them. As such, the Company has recorded no reserves related to this matter.

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

(in thousands, except per-share data)

(15) CONTINGENCIES (CONTINUED)

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

      The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of September 30, 2004.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      (in thousands, except per-share data)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER 2004 VERSUS THIRD QUARTER 2003

The following tables show the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended September 30, 2004 and 2003.

                                                              Quarter Ended September 30,
                                                                2004             2003
                                                         -----------------  ------------------
                                                           $         %          $       %
                                                         -------   -------  -------  ---------
Bioproducts..................................            $33,958     34.2%  $29,607      31.1%
Biopharma....................................             11,375     11.5     8,680       9.1
Human Health.................................             53,917     54.3    56,892      59.8
                                                         -------    -----   -------     -----
      Total gross sales .....................            $99,250    100.0%  $95,179     100.0%
                                                         =======    =====   =======     =====

The following table shows gross profit of the Company's three product segments for the third quarter 2004 and 2003.

                                                                2004                 2003
                                                        -------------------  -------------------
                                                         Gross      Gross     Gross      Gross
                                                        Profit $   Margin %  Profit $   Margin %
                                                        --------   --------  --------   --------
Bioproducts..........................................    $19,040     56.1%    $14,419    48.7%
Biopharma............................................      2,060     18.1         837     9.6
Human Health.........................................     18,782     34.8      21,742    38.2
                                                         -------              -------
      Total..........................................    $39,882     40.2%    $36,998    38.9%
                                                         =======              =======

Gross sales in the third quarter 2004 increased $4,071 or 4.3% to $99,250 from $95,179 in the third quarter 2003. Increased sales in Bioproducts and Biopharma segments were partly offset by lower sales in the Human Health segment. Gross sales were favorably impacted 3.7% due to exchange rates reflecting a weaker U.S. dollar in the third quarter of 2004 versus the third quarter 2003.

Gross profit in the third quarter of 2004 was $39,882 compared to $36,998 in 2003. Gross margin percentage increased to 40.2% from 38.9% in the third quarter of 2003. The higher gross margin percentage reflects increased margins in the Bioproduct and Biopharma segments partially offset by lower margins in the Human Health segment.

The following table shows sales by geographic area for the three months ended September 30, 2004 and 2003:

                                                              Quarter Ended September 30,
                                                                2004              2003
                                                              -------           --------
North America........................................         $54,667            $51,026
Europe...............................................          36,892             38,103
Asia.................................................           4,675              3,836
Other ...............................................           3,016              2,214
                                                              -------            -------
Total................................................         $99,250            $95,179
                                                              =======            =======

The Bioproducts Segment gross sales in the third quarter 2004 of $33,958 were $4,351 or 14.7% above the third quarter 2003. The Bioproducts segment sales were favorably impacted 3.4% due to exchange rates reflecting a weaker U.S. dollar in the third quarter 2004 versus 2003. The sales increase primarily reflects higher sales of Research Products due to increased demand of serum and the timing of certain Cell Biology orders, higher sales of Endotoxin Detection products due to strong European markets and increased Bioservices sales due to the addition of a number of new customers.

The Bioproducts margins increased primarily due to increased pricing on some products, lower bad debt reserves due to favorable collection experience, favorable overhead absorption on the increased sales and the favorable impact of foreign currency.

The Biopharma Segment gross sales in the third quarter 2004 of $11,375 were $2,695 or 31.0% above the third quarter 2003 reflecting increased suite revenue due to new contracts signed in late 2003 and early 2004 partially offset by those contracts which were completed in 2003. Foreign currency had no impact on the Biopharma segment.

The Biopharma segment margin increase is primarily due to favorable overhead absorption on the increased revenues, partially offset by higher production costs and higher reimbursable materials expenses.

The Human Health Segment gross sales in the third quarter 2004 of $53,917 were $2,975 or 5.2% below the third quarter 2003. Human Health sales were favorably impacted 4.4% due to exchange rates reflecting a weaker U.S. dollar in the third quarter 2004 versus 2003. The decrease in gross sales primarily results from lower sales of cardiovascular, analgesic and central nervous system APIs and crop protection and feed additives due to strong competition and lower demand. The timing of shipments within the year of an advanced intermediate for an end-stage renal disease and amphetamines also impacted gross sales. These decreases were partially offset by higher demand for custom development products particularly in the United States and increased sales of diuretic and Alzheimer's treatment APIs due to strong demand.

Human Health segment gross margins decreased due to unfavorable impact of foreign currency translation, pricing pressures on certain generic API's and feed additives and unfavorable overhead absorption due to lower production partially offset by favorable overhead spending.

Selling, general and administrative expenses of $25,645 or 25.8% of gross sales in the third quarter 2004 increased from $22,958, or 24.1% of gross sales in the third quarter 2003. This increase is due primarily to additional sales and marketing personnel in our Human Health and Bioproducts segments, higher spending for advertising and promotions, the impact of foreign currency and higher administration personnel.

Research and development expenses of $4,512 were 4.5% of gross sales in the third quarter 2004, compared to $4,061 or 4.3% of gross sales in the third quarter 2003. The increase in expense primarily reflects higher lab spending and the impact of foreign currency.

In the third quarter of 2004, the Company reconsidered whether the carrying value of the goodwill related to its Baltimore reporting unit, which is a component of the Biopharma segment, may not be recoverable due to the lowering of Baltimore's revenue and operating income forecasts for the remainder of 2004 and beyond versus prior projections. The Company tested for impairment and determined that the carrying value exceeded its fair value, as determined by using a discounted cash flow model. Management retained valuation specialists to assist in the valuation of its tangible and identifiable intangible assets for purposes of determining the implied fair value of goodwill. Upon completion of the assessment, the Company recorded a non-cash impairment charge of $48,720 to reduce the carrying value of goodwill in the Baltimore reporting unit to its estimated fair value of $65,584.

The operating loss in the third quarter of 2004 was $38,995 including the goodwill impairment of $48,720 discussed above compared to operating profit of $9,979 in the third quarter of 2003. The 2004 results, excluding the goodwill impairment, reflect higher selling, general and administration expense offset by increased gross sales and higher gross margin.

Net interest expense of $2,854 in the third quarter 2004 decreased $397 from the third quarter of 2003 primarily reflecting lower average debt. The average interest rate was 5.51% in the third quarter of 2004 versus 5.35% in the third quarter of 2003.

The Company recorded tax expense of $2,555 for the third quarter of 2004 compared to $21,709 in the third quarter 2003. During the third quarter 2003, the Company concluded that $19,780 of domestic deferred tax assets were deemed unlikely to be realized, and as such, valuation allowances for this amount were recorded against these assets. Since that time, the Company has maintained a full valuation allowance on its domestic net deferred tax assets and no tax benefit has been recognized for domestic pre-tax losses. Accordingly, for the three months ended September 30, 2004 a full valuation allowance of the Company's domestic net deferred tax assets generated during the third quarter of 2004, including those related to the goodwill impairment charge, was recorded.

The Company will continue to record a full valuation allowance on its domestic net deferred tax assets until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. Additionally, should domestic losses continue, it is possible that certain tax planning strategies preserving certain domestic tax assets could be deemed inadequate, resulting in additional valuation allowances in the future. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 10 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

The loss from continuing operations in the third quarter of 2004 was $44,195 or $1.69 per diluted share versus a loss of $14,901, or $0.58 per diluted share in the same period a year ago.

In the fourth quarter 2003, the Company completed the sale of the Rutherford Chemicals business and as a result the business is classified as a discontinued operation for all periods presented. In the third quarter of 2004, the Company recorded an additional $236 charge to discontinued operations due primarily to revised estimates of environmental liabilities related to Rutherford Chemicals. In the third quarter 2003, the company recorded a loss from discontinued operations of $54,611 due primarily to the sale of the Rutherford Chemicals business and the resulting write-down of assets.

Net loss in the third quarter of 2004 was $44,431, or $1.70 per diluted share versus a net loss of $69,512, or $2.70 per diluted share in the same period a year ago.

COMPARISON OF NINE MONTHS 2004 VERSUS NINE MONTHS 2003

                                                                 2004                  2003
                                                        ---------------------   ------------------
                                                           $            %           $          %
                                                        --------     --------   ---------   -------
Bioproducts..........................................   $102,190        31.7%   $  89,383    29.4%
Biopharma............................................     31,739         9.9       31,497    10.4
Human Health.........................................    187,864        58.4      182,646    60.2
                                                        --------       -----    ---------   -----
Total gross sales ...................................   $321,793       100.0%   $ 303,526   100.0%
                                                        ========       =====    =========   =====

The following table shows gross sales and gross profit of the Company's three product segments for the nine months ended September 30, 2004 and 2003.

                                                                2004                   2003
                                                        ---------------------   -------------------
                                                         Gross        Gross      Gross       Gross
                                                        Profit $     Margin %   Profit $    Margin %
                                                        --------     --------   --------    -------
Bioproducts..........................................   $ 55,624        54.4%   $ 45,007       50.4%
Biopharma............................................      4,326        13.6       8,158       25.9
Human Health.........................................     67,170        35.8      69,296       37.9
                                                        --------                --------
      Total..........................................   $127,120        39.5%   $122,461       40.3%
                                                        ========                ========

Gross sales for the first nine months of 2004 increased 6.0% to $321,793 from $303,526 in the first nine months of 2003. All three segments reflect an increase in sales. Gross sales were favorably impacted 4.5% due to exchange rates reflecting a weaker U.S. dollar in the first nine months of 2004 versus the first nine months of 2003.

Gross profit in the first nine months of 2004 was $127,120 compared to $122,461 in the first nine months of 2003. Gross margin percentage decreased to 39.5% from 40.3% in the first nine months of 2003. The reduced gross margin percentage reflects lower margins in the Human Health and Biopharma segments partially offset by higher margins in the Bioproduct segment.

The following table shows sales by geographic area for the nine months ended September 30, 2004 and 2003:


                                                         Nine Months Ended September 30,
                                                        --------------------------------
                                                            2004                 2003
                                                        -------------        -----------
North America........................................      $165,350            $155,988
Europe...............................................       134,745             128,926
Asia.................................................        12,573              11,522
Other ...............................................         9,125               7,090
                                                           --------            --------
Total................................................      $321,793            $303,526
                                                           ========            ========

The Bioproducts Segment gross sales in the first nine months of 2004 of $102,190 were $12,807 or 14.3% above the first nine months of 2003. The Bioproducts segment sales were favorably impacted 4.1% due to exchange rates reflecting a weaker U.S. dollar in the first nine months of 2004 versus 2003. The sales increase primarily reflects higher sales across most product categories including Research Products, Endotoxin Detection products and Bioservices sales due to stronger demand, higher pricing, new products and customers and investments in sales and marketing.

The Bioproducts margins increased primarily due to increased pricing across most product categories, lower bad debt reserves due to favorable collections and the favorable impact of foreign currency.

The Biopharma Segment gross sales in the first nine months of 2004 of $31,739 were $242 or 0.8% above the first nine months of 2003 reflecting increased suite fees partially offset by lower process development and other labor revenues. The increased suite fees reflect a number of new contracts in 2004 offset by the loss of a Biopharmaceutical customer in July 2003 whose product failed to receive FDA approval and the completion of other contracts in 2003. Foreign currency had no impact on the Biopharma segment.

The Biopharma segment margin decline is primarily due to higher production costs including increased material expenses.

The Human Health Segment gross sales for the first nine months of 2004 of $187,864 were $5,218 or 2.9% above the first nine months of 2003. Human Health sales were favorably impacted 5.5% due to exchange rates reflecting a weaker U.S. dollar in the first nine months 2004 versus 2003. The decrease, excluding currency, results from lower sales of a gastrointestinal and endocrine APIs due to timing of shipments as customers built-up inventory in 2003, lower sales of cardiovascular APIs, contract intermediates used in the manufacture of allergy and anti-viral APIs and a feed additive due to strong competition and lower demand. These decreases were partially offset by higher demand for custom development products particularly in the United States and increased sales of Alzheimer's treatment API.

Human Health segment gross margins decreased due to pricing pressures on certain generic API's and feed additives and the unfavorable impact of foreign currency translation partially offset by favorable overhead spending and product mix.

Selling, general and administrative expenses of $77,863 or 24.2% of gross sales in the first nine months of 2004 increased from $71,033, or 23.4% of gross sales in the first nine months of 2003. This increase is due primarily to the impact of foreign currency, additional personnel in sales, marketing and administrative functions and higher spending for advertising and promotions.

Research and development expenses of $13,899 were 4.3% of gross sales in the first nine months of 2004, compared to $12,576 or 4.1% of gross sales in the first nine months of 2003. The increase primarily reflects additional personnel and lab expenses and the impact of foreign currency.

In the third quarter of 2004, the Company reconsidered whether the carrying value of the goodwill related to its Baltimore reporting unit, which is a component of the Biopharma segment, may not be recoverable due to the lowering of Baltimore's revenue and operating income forecasts for the remainder of 2004 and beyond versus prior projections. The Company tested for impairment and determined that the carrying value exceeded its fair value, as determined by using a discounted cash flow model. Management retained valuation specialists to assist in the valuation of its tangible and identifiable intangible assets for purposes of determining the implied fair value of goodwill. Upon completion of the assessment, the Company recorded a non-cash impairment charge of $48,720 to reduce the carrying value of goodwill in the Baltimore reporting unit to its estimated fair value of $65,584.

The operating loss in the first nine months of 2004 was $11,499 including the $48,720 impairment charge compared to operating profit of $27,510 in the first nine months of 2003. The first nine months of 2004 also includes $2,863 of income due to the early termination of a Bioproducts customer contract and an unrelated $1,000 charge associated with the reorganization and related workforce reductions at a European facility. These items are recorded as other, net operating expenses. The first nine months of 2003 results include an $11,342 charge for the settlement of certain class action lawsuits involving Mylan laboratories. Excluding these items, the lower operating profit in the first nine months of 2004 reflects the higher operating expenses and lower gross margins partially offset by the increased gross sales.

Net interest expense of $8,471 in the first nine months of 2004 increased $170 from the first nine months of 2003 primarily reflecting higher interest rates partially offset by lower average debt. The average interest rate was 5.63% in the first nine months of 2004 versus 4.51% in the first nine months of 2003.

The Company recorded tax expense of $9,978 for the first nine months of 2004 as compared to $25,241 in the first nine months of 2003. During the first nine months of 2003, the Company concluded that approximately $19,780 of domestic deferred tax assets were deemed unlikely to be realized, and as such, valuation allowances for this amount were recorded against these assets. Since that time, the Company has maintained a full valuation allowance on its domestic net deferred tax assets and no tax benefit has been recognized for domestic pre-tax losses. Accordingly, for the nine months ended September 30, 2004, including those related to the goodwill impairment charge, a full valuation allowance of the Company's domestic net deferred tax assets generated during the first nine months of 2004 was recorded.

The loss from continuing operations in the first nine months of 2004 was $29,887 or $1.15 per diluted share versus a loss of $5,825, or $0.23 per diluted share in the same period a year ago.

In the fourth quarter 2003, the Company completed the sale of the Rutherford Chemicals business and as a result the business is classified as a discontinued operation for all periods presented. In the first quarter of 2004, the Company concluded its negotiations of the post-closing working capital adjustment and recorded a $742 charge to discontinued operations to reflect the change in the adjustment, along with legal and other expenses related to the sale of Rutherford Chemicals. In the third quarter of 2004, the Company recorded an additional $236 charge to discontinued operations due primarily to revised estimates of environmental liabilities related to Rutherford Chemicals. For the nine months of 2003, the company recorded loss from discontinued operations of $53,277 due primarily to the sale of the Rutherford Chemicals business and the resulting write-down of assets.

The net loss in the first nine months of 2004 was $30,865, or $1.18 per diluted share versus a net loss of $59,102, or $2.29 per diluted share in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2004, the Company generated cash flows from operations totaling $38,338, a decrease of $14,155 versus the same period a year ago. The decrease in operating cash flows in the first nine months of 2004 versus the first nine months of 2003 is due primarily to lower net income (excluding non-cash items such as the goodwill impairment in 2004 and the write-down of Rutherford Chemicals assets, domestic tax valuation allowance and non-cash Mylan expenses in 2003), the loss of cash flows from Rutherford Chemicals and an increase of inventories due to timing of shipments partially offset by an increase of deferred revenue.

Capital expenditures from continuing operations were $27,749 in the first nine months of 2004 as compared to $27,251 in 2003. In 2004, the funds were primarily used for a suite expansion at a Biopharma manufacturing plant, cell therapy manufacturing capabilities at a Bioproducts facility and new research and development labs at a Human Health facility.

Cash flows provided by financing activities in the first nine months of 2004 were $9,565 versus a use of cash of $18,627 in 2003. The 2004 cash provided by financing activities included net borrowings of $8,109 and proceeds from stock options exercised of $4,005, partially offset by dividends paid of $2,330. The 2003 use of cash includes net repayments of debt of $14,008, dividends paid of $2,316 and the purchase of treasury stock of $2,420.

During the first nine months of 2004 and 2003, the Company paid cash dividends of $0.09 per share.

Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements.

FORWARD-LOOKING STATEMENTS

This document may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3B-6 under The Securities Exchange Act of 1934, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities. These statements may be identified by the fact that they use words such as "expects," "anticipates," "intends," "estimates," "believes" or similar expressions in connection with any discussion of future financial and operating performance. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q. The forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including but not limited to factors that could affect the Company's forward-looking statements relating to the resolution of the material weaknesses in internal controls discussed in Item 4 of this Quarterly Report including, among other things: the Company's ability to fully resolve the weaknesses within the period discussed in Item 4; the Company's ability to identify and retain qualified and experienced personnel on both a short and long term basis in its tax department; the Company's ability to design and maintain policies and procedures which enable the Company to avoid any reoccurrence of the matters which gave rise to the material weaknesses; the Company's ability to implement policies and procedures including documentation that meets the internal control over financial reporting requirements of the rules adopted by the Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and/or regulations (particularly environmental issues), tax rate, technology, manufacturing and legal issues, changes in foreign exchange rates, performance of minority investments, uncollectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials and the risks and other factors described under the caption "Risk Factors That May Affect Future Results" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's `disclosure controls and procedures' (as defined in the Rules 13a-15(e) under the Securities Exchange Act of 1934 (the `Exchange Act')) as of the end of the period covered by this quarterly report. Disclosure controls and procedures are designed to provide reasonable assurance that the Company is able to meet the objective of filing reports under the Exchange Act that contain disclosure which is recorded, processed, summarized and reported pursuant to the disclosure requirements and within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, including consideration of the matter discussed below, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2004.

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

The Company has taken and is taking the following actions to address these weaknesses in its tax department:

      - Hired a Vice President of Tax in late July 2004 and a Director of Tax in September 2004. Both individuals have significant domestic and international tax experience within publicly traded companies;

      - Contracted with the Company's external tax advisers for a senior level tax professional to review the Company's tax structure and tax accounting processes in order to provide an additional layer of assurance related to the quarterly tax accounting. This additional layer of review was performed on the first and second quarter 2004 tax accounting with no significant findings noted. With the hiring of new tax personnel this additional level of review for the third quarter of 2004 was discontinued;

      - Retained a consultant with significant experience in managing corporate tax functions to review and complete documentation of critical procedures within the corporate tax department, specifically, including documentation requirements, in order to strengthen the reliability and timeliness of the Company's tax accounting and to prepare for internal control audits pursuant to Sarbanes-Oxley Section 404;

      - Increased the level of involvement of its external tax advisers pertaining to, among other things, the adequacy and design of the Company's tax strategies and entity structure;

      - Increased the level of review and discussion of significant tax matters and supporting documentation with senior finance management;

      - Increased the level of discussion and review of tax accounting matters with the Company's independent auditors.

The Company continues to respond to these weaknesses and currently expects that they will be resolved by the end of 2004. Management believes these weaknesses do not have a material effect on the Company's consolidated financial statements for the period ending September 30, 2004.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, the Company will be required to include in its Annual Report on Form 10-K for the year ending December 31, 2004 a report on management's assessment of the effectiveness of the Company's internal controls over financial reporting. The Company's independent registered public accountants will also be required to attest to and report on management's assessment.

As part of the process of preparing for compliance with these requirements, in 2003, the Company initiated a review of its internal controls over financial reporting. As part of this review, management has been engaged in a process to document and evaluate the Company's internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed plan to (i) document the Company's internal controls over financial reporting, (ii) assess the adequacy of the Company's internal controls over financial reporting, (iii) take steps to improve control processes where appropriate and (iv) validate through testing that controls are functioning as documented. This documentation, evaluation and testing process will continue throughout the remainder of this year. There can be no assurance that deficiencies or weaknesses in the design or operation of internal controls over financial reporting will not be found and, if found, that the Company will have sufficient time to remediate any such deficiencies or weaknesses and perform testing procedures before the end of the year.

PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS.

      Purchases of equity securities by the issuer and affiliated purchasers.

                                                                                      (d) Maximum Number
                                                             (c) Total Number of    (or Approximate Dollar
                                                              Shares (or Units)      Value) of Shares (or
                        (a) Total Number     (b) Average     Purchased as Part of   Units) that May Yet Be
                          of Shares (or     Price Paid per    Publicly Announced      Purchased Under the
   Period               Units) Purchased   Share (Or Unit)    Plans or Programs        Plans or Programs
--------------          ----------------   ---------------   --------------------   -----------------------
July 1-31, 2004               9,316            $23.50                 -                     580,700
August 1-31, 2004                 -                 -                 -                     580,700
September 1-30, 2004              -                 -                 -                     580,700
                              -----            ------                --
Total                         9,316            $23.50                 -

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

            1. Exhibit 31.1 - CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            2. Exhibit 31.2 - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            3. Exhibit 32.1 - CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            4. Exhibit 32.2 - CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b) Reports on Form 8-K

            The following are the Form 8-Ks filed (or furnished) during the Third Quarter, 2004:

            September 28, 2004 regarding the press release dated September 27, 2004 announcing revised outlook for 2004.

            August 26, 2004 reporting under Item 5.02 that James A. Mack retired as President and Chief Executive Officer effective August 23, 2004 and Cambrex appointed John R. Leone as President and Chief Executive Officer and a member of the Board of Directors effective August 23, 2004.

            July 23, 2004 regarding the press release dated July 22, 2004 announcing its financial results for the second quarter of 2004 and providing guidance for the balance of 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CAMBREX CORPORATION

                                          By    /s/ Luke M. Beshar
                                                --------------------------------
                                                Luke M. Beshar
                                                Executive Vice President  and
                                                Chief Financial Officer
                                                (On behalf of the Registrant and
                                                as the Registrant's Principal
                                                Financial Officer)

Date: November 5, 2004