Form 10-K
period 2004-12-31
CAMBREX CORP
filed 2005-03-31
CIK 820081

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $641,852,184 as of June 30, 2004.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of February 28, 2005, there were 26,391,752 shares outstanding of the registrant's Common Stock, $.10 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 2005 Annual Meeting are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CAMBREX CORPORATION

                           INDEX TO ANNUAL REPORT ON
                            FORM 10-K FILED WITH THE
                       SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2004

ITEM                                                                 PAGE
NO.                                                                  NO.
----                                                                 ----
                                 PART I
 1     Business....................................................    2
 2     Properties..................................................   19
 3     Legal Proceedings...........................................   20
 4     Submission of Matters to a Vote of Security Holders.........   20
       Executive Officers of the Registrant........................   21

                                 PART II
 5     Market for the Registrant's Common Equity, Related
       Stockholder Matters and Issuer Purchases to Equity
       Securities..................................................   24
 6     Selected Financial Data.....................................   25
 7     Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................   27
 7A    Quantitative and Qualitative Disclosures about Market
       Risk........................................................   43
 8     Financial Statements and Supplementary Data.................   44
 9     Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................   96
 9A    Controls and Procedures.....................................   96
 9B    Other Information...........................................   97

                                PART III
10     Directors and Executive Officers of the Registrant..........   97
11     Executive Compensation......................................   97
12     Security Ownership of Certain Beneficial Owners and
       Management and Related Stockholder Matters..................   97
13     Certain Relationships and Related Transactions..............   97
14     Principal Accounting Fees and Services......................   97

                                 PART IV
15     Exhibits, Financial Statement Schedules.....................   97

                                     PART I

ITEM 1  BUSINESS.

GENERAL

     Cambrex Corporation (the "Company" or "Cambrex"), a Delaware corporation, began business in December 1981. Cambrex is a life sciences company dedicated to providing products and services that accelerate and improve the discovery and commercialization of human therapeutics. The Company primarily supplies its products and services worldwide to pharmaceutical and biopharmaceutical companies, generic drug companies, biotechnology companies and research organizations. The Company reports results in three segments: Bioproducts, Biopharma and Human Health. Each of these segments includes multiple product categories. The Company's overall strategy is to focus on niche markets that have global opportunities, build on strong customer relationships to enhance its new products pipeline, and support state-of-the-art technology, while being an industry leader in regulatory compliance, environmental, health and safety performance, and customer service.

     The Company uses a consistent business approach in each of its segments:

     - Market Leadership: The Company secures leading market positions through its proprietary technologies and specialized capabilities. The Company leverages its broad capabilities and reputation across the life sciences market segments in which it participates.

     - Niche Market Focus: The Company participates in niche markets that require significant technical expertise that provides market differentiation.

     - Acquisition and Licensing: The Company drives growth in strategic business segments through the prudent acquisition of products, product lines, technologies, and capabilities to enhance the Company's position in its niche markets and move the Company closer to the patient.

     - New Product Programs: The Company introduces innovative products to drive organic growth and continues to invest in research and product development.

     - Margin Expansion: The Company reviews the growth and profitability of its businesses on an ongoing basis to ensure resources are appropriately allocated. The Company will de-emphasize or eliminate offerings not meeting operating profit goals.

     - Operational Excellence: The Company maintains its commitment to improve productivity and customer service levels and reduce costs. The Company works in a highly regulated industry and maintains its commitment to excellent quality and regulatory compliance systems.

MARKET OVERVIEW AND GROWTH DRIVERS

     The Company participates in markets that serve the healthcare industry. Customers include companies and institutions that discover and commercialize therapeutics including traditional drugs made using organic chemistry, or, more recently, products made using biotechnology and cells.

     The aging population, continued investment in healthcare research and drug development and the necessity to develop life saving therapeutics to address unmet needs drives business growth in life sciences companies serving the healthcare market. Aging "baby boomers" in the United States, Europe and Japan are entering retirement which may provide an enormous healthcare opportunity. This group typically has more education, a higher socio-economic level, and higher demands for healthcare services than previous generations. Their use of the internet may offer new sales and marketing opportunities to the healthcare market.

     Healthcare investment comes from a variety of segments. Large pharmaceutical and biotechnology companies invest billions in new drug discovery and development. Research institutions may be funded by the

---------------
(dollars in thousands, except share data) government, business or private sectors. The U.S. government's funding of BioShield, which went into effect in 2004, provides new incentives to companies to develop vaccines and drugs to counter bioterrorism. Investments in emerging drug companies from venture capital and initial public offerings were also up in 2004 versus prior year. Healthcare investment increases the demand for Cambrex products and services by providing customers the financial resources to move their research and development projects from the laboratory to the clinic, and eventually, to the patient.

     It is estimated that getting a new drug to market may take up to sixteen years. With the need to get new drugs to market faster, pharmaceutical companies make huge investments in drug discovery. There is the need for a continuing stream of innovative research tools that accelerate the drug discovery process. More and more cellular models are being used to understand the mechanism of disease and the efficacy and toxicity of drug candidates. Demand for rapid, accurate tests to assess drug candidates is growing greater than 20% annually. Cambrex is a leading provider of testing products used in the drug discovery process.

     Once a drug is identified, companies need to develop a robust process for the manufacture of clinical and commercial quantities. Product testing and quality processes need to be integrated into the manufacturing process. This is a critical step to getting a commercially viable drug to market. Cambrex manufactures active pharmaceutical ingredients at laboratory, clinical and commercial scale at facilities around the world and maintains an industry leading quality record.

     Large pharmaceutical and biotechnology companies may outsource the development and manufacturing of a drug substance to manage multiple internal priorities, access new technologies or additional capacity, preserve needed capital or ensure multiple sources of supply. Emerging pharmaceutical, biotechnology and generic drug companies typically outsource all process development and manufacturing.

     New drugs are typically patented. When the patent expires, the drug may be manufactured and marketed in a generic form. Growth in the generic drug market is driven by the continuing stream of drug patents that will expire in the future and favorable market forces that encourage the use of generic pharmaceuticals as a more cost effective health care alternative to higher priced branded drugs. In the United States and many countries in Europe, governments and prescription benefit management companies provide incentives for generic substitution to reduce costs. Cambrex's active pharmaceutical ingredients are used in over 100 niche generic drugs globally.

     The market for human therapeutics is highly regulated by the Food and Drug Administration (FDA) and other regulatory agencies through the development, manufacturing and commercialization process. The FDA approves human therapeutics and regulates manufacturing. Excellent regulatory and quality systems are essential to serve the industry. In 2004, the FDA modified its manufacturing regulations to encourage companies to improve and optimize manufacturing processes, which presents manufacturers, like Cambrex, new opportunities to reduce product costs and cycle times for their clients.

     The healthcare market continues to evolve.

     - In recent years, there have been fewer FDA drug approvals and weaker drug development pipelines in large pharmaceutical companies. To bolster the number of drugs in development, large pharmaceutical companies have entered into partnerships and alliances with emerging pharmaceutical companies. Emerging companies continue to drive innovation with over two thirds of the products in phase I clinical trials.

     - Competition from Asia has increased their capabilities in drug substance manufacturing and finished dosage form drugs. Although there has been limited direct impact on niche products, the presence of these competitors has resulted in downward pricing pressure on active pharmaceutical ingredients. Regulatory compliance and long-term quality may determine the long term impact of these competitors.

---------------
(dollars in thousands, except share data)

     - Weaker pharmaceutical pipelines have resulted in reduced demand and excess capacity for branded drug substance manufacturing made by organic chemistry, resulting in the retirement of facilities by several U.S. and European competitors in 2004.

     - The Medicare Modernization Act (MMA) may negatively impact future pharmaceutical company profits by limiting price increases and effecting changes in supply chain management. In contrast, it may also offer improved commercial opportunities to companies with more efficient and cost effective supply chains via broader access to patients and a larger number of prescriptions.

     - The regulatory environment supporting generic drugs remains favorable and will probably extend to generic biopharmaceuticals in the future.

     - Recent regulatory mis-steps and related negative publicity may cause pharmaceutical companies to focus additional resources on reputation management and community relations.

STRATEGY

     The Company expects to continue to provide innovative life sciences products and services for the bioresearch and therapeutics markets. The Company will use its expertise in drug discovery tools, testing reagents, kits and services and the manufacture of drug substances to expand its product portfolio. Through internal developments and targeted acquisitions, the Company also intends to broaden its current list of products and services. The introduction of complementary offerings will drive organic growth and expand the Company's footprint in the life sciences markets. New technologies, products, and infrastructure may also come from licensing or acquisition. Long term, the Company also expects to market and sell therapeutics, whether developed by our customers or the Company, to certain specialty markets.

DEVELOPMENT OF THE BUSINESS

     The discussion below provides insight to the general development of our business, including the material acquisitions and disposition of assets, over the past five years.

     On March 2, 2000, the Company acquired Conti BPC NV in Landen, Belgium for approximately $5 million in cash and assumed debt. Conti BPC NV, now renamed Cambrex Profarmaco Landen NV, is a manufacturer and supplier of pharmaceutical intermediates and active pharmaceutical ingredients.

     On July 24, 2000, the Company acquired LumiTech, Limited in Nottingham, England for $4.3 million in cash. LumiTech, Limited, now renamed Cambrex Bio Science Nottingham Limited, provides products and services used in the high throughput screening market for drug discovery.

     On June 4, 2001, the Company acquired Bio Science Contract Production Corp. in Baltimore, Maryland for approximately $125 million in cash. Bio Science Contract Production Corp., now renamed Cambrex Bio Science Baltimore, Inc., manufactures purified bulk biologics and pharmaceutical ingredients. The acquisition provided the Company with entry into the contract bioprocessing market.

     On October 31, 2001, the Company acquired Marathon Biopharmaceuticals Inc. in Hopkinton, Massachusetts for approximately $26 million in cash through a share purchase of CoPharma Inc. Marathon, now renamed Cambrex Bio Science Hopkinton, Inc., is a full-service cGMP manufacturer of biopharmaceutical ingredients and purified bulk biologics for pre-clinical evaluation, clinical trials and commercial scale quantities.

     On January 1, 2002, the Company realigned the organization to focus on life sciences. The operating units that primarily produced specialty and fine chemicals, and animal health and agriculture products were combined under a new subsidiary, Rutherford Chemicals, Inc.

     On November 10, 2003, the Company sold its Rutherford Chemicals business for a sale price of up to $65 million, consisting of $55 million in cash paid at closing, a $2 million subordinated 12% interest bearing

---------------
(dollars in thousands, except share data) note, and an $8 million performance-based cash earn-out if certain future operating profit targets are achieved. The sale of Rutherford Chemicals represents the completion of the transformation from a specialty chemical organization into a leading life sciences company.

     On October 2, 2004, Cambrex France SARL, one of the Company's subsidiaries, acquired Genolife SA for approximately $6 million in cash. Genolife, located in Saint Beauzire, France, specializes in rapid microbial detection testing for the pharmaceutical, agriculture, food, and cosmetic industries. The acquisition complements the endotoxin and mycoplasma detection product lines and builds upon the Company's testing reagent and service franchise.

PRODUCTS

     The Company uses its technical expertise in a wide range of chemical and biological processes to meet the needs of its customers for high quality products and services for specialized applications. The following table presents gross sales from the Company's three segments:

                                                         YEARS ENDED DECEMBER 31
                                                     --------------------------------
                                                       2004        2003        2002
                                                     --------    --------    --------
Bioproducts........................................  $136,108    $119,298    $107,870
Biopharma..........................................    43,270      44,128      55,218
Human Health.......................................   259,737     242,165     231,342
                                                     --------    --------    --------
  Gross Sales......................................  $439,115    $405,591    $394,430
                                                     ========    ========    ========

     Bioproducts: The Bioproducts segment consists of research products (including cell biology products, cell based assays and molecular biology products) and therapeutic applications (including endotoxin detection products, biotherapeutic media and serum products and cell therapy products). The Company manufactures more than 1,800 products which are sold to more than 14,000 customers worldwide with no one customer accounting for over 10% of 2004 sales in this segment.

     This table summarizes the gross sales for this product segment:

                                                                        $         %
                                               2004        2003      CHANGE     CHANGE
                                             --------    --------    -------    ------
Research Products..........................  $ 70,657    $ 62,650    $ 8,007     12.8%
Therapeutic Applications...................    65,451      56,648      8,803     15.5%
                                             --------    --------    -------
          Total Bioproducts................  $136,108    $119,298    $16,810     14.1%
                                             ========    ========    =======     ====

     Gross sales of $136,108 were $16,810 or 14.1% above 2003. Bioproducts sales were favorably impacted 4.0% due to exchange rates reflecting a weaker U.S. dollar.

     Research products of $70,657 were $8,007 or 12.8% higher than prior year due to increased sales in cell biology products due to strong market demand in the U.S. and Europe, higher media and serum products sales due to increased supply and increased demand in North America, Europe and Asia and higher sales of assays due to increased market demand in North America. The favorable effect of foreign currency exchange also contributed to the higher sales.

     Therapeutic applications sales of $65,451 were $8,803 or 15.5% higher than prior year due to higher sales of endotoxin detection products reflecting increased purchasing levels in the U.S. and rest of world and timing of shipments and increased sales of cell therapy products due to the addition of new customers.

     Biopharma: The Biopharma segment consists of the Company's contract biopharmaceutical process development and manufacturing business. Biopharma sales of $43,270 were $858 or 1.9% below 2003. The sales decrease primarily reflects reduced billings in our biopharmaceutical manufacturing business driven by the completion or timing of projects and a change in contract terms from time and material to milestone

---------------
(dollars in thousands, except share data) payments offset by higher reimbursable materials revenue due to timing of current projects. There are three customers that individually account for more than 10% of 2004 sales in this segment. They represent 23.0%, 22.7%, and 22.2% of 2004 sales in this segment.

     Human Health: The Human Health segment is primarily comprised of the custom development and manufacture of pharmaceutical ingredients derived from organic chemistry. Products and services are supplied globally to innovative and generic drug companies. Products include active pharmaceutical ingredients and advanced pharmaceutical intermediates. Services include development and manufacturing services.

     The Human Health segment is classified into three product groups: (1) active pharmaceutical ingredients (APIs), (2) pharmaceutical intermediates, and
(3) other. These products are sold to a diverse group of more than 1,100 customers, with two customers individually accounting for more than 10% of 2004 sales in this segment; one, a distributor representing multiple customers, accounting for 17.1%, and a second pharmaceutical company, accounting for 10.6%. Many of these products are also sold through agents. One active pharmaceutical ingredient makes up 13.3% of 2004 sales in this segment.

     This table summarizes the gross sales for this product segment:

                                                                        $         %
                                               2004        2003      CHANGE     CHANGE
                                             --------    --------    -------    ------
Active Pharmaceutical Ingredients..........  $200,555    $183,632    $16,923      9.2%
Pharmaceutical Intermediates...............    27,365      24,349      3,016     12.4%
Other......................................    31,817      34,184     (2,367)    (6.9)%
                                             --------    --------    -------
          Total Human Health...............  $259,737    $242,165    $17,572      7.3%
                                             ========    ========    =======     ====

     Human Health sales of $259,737 increased $17,572 or 7.3% including a 5.6% favorable impact due to exchange rates reflecting the weaker U.S. dollar.

     APIs sales of $200,555 were $16,923 or 9.2% above the prior year due primarily to higher demand for cardiovascular and gastrointestinal APIs due to higher demand and a favorable currency impact. Pharmaceutical intermediates sales of $27,365 were $3,016 or 12.4% above 2003 primarily due to higher sales of custom development products, an end-stage kidney treatment product due to increased demand and favorable currency effect.

     Other sales of $31,817 were $2,367 or 6.9% below the prior year as pricing pressure from offshore competition negatively impacted sales of feed additive products.

MARKETING AND DISTRIBUTION

     The Company's Human Health and Biopharma segments generally include higher value, low-to-medium volume niche products requiring significant technical expertise to develop and manufacture. Marketing generally requires significant cooperative effort among a highly trained sales and marketing staff, a scientific staff that can assess the technical fit and estimate manufacturing economics, and the business unit management to determine the strategic and business fit. The process to take a client's project from the clinical trial stage to a commercial, approved therapeutic may take from two to seven years. The process to take generic active pharmaceutical ingredients from bench development to amended new drug application (ANDA) approval may take five to seven years. The Company has agents in those areas where direct sales efforts are not economical.

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

     For its Bioproducts products, the Company buys materials from many suppliers and is generally not dependent on any one supplier or group of suppliers. Bovine spongiform encephalopathy, also known as mad cow disease, has impacted where the Company can import fetal bovine serum from. Although there is a well-established market for raw fetal bovine serum, its price and supply are cyclical and fluctuate. The Company also is dependent on one company for the raw materials used to make electrophoresis media products incorporating Agarose. A long-term contract is in effect for this supply.

     The other key raw materials used by all segments of the Company are advanced organic intermediates and generally have been in adequate supply from multiple suppliers.

RESEARCH AND DEVELOPMENT

     The Company's research and development program is designed to increase the Company's competitiveness through improving its technology and developing processes for the manufacture of new products to meet customer requirements. The goals are to introduce innovative products, improve manufacturing processes to reduce costs, improve quality and increase capacity, and to identify market opportunities that warrant a significant technical expertise, and offer the prospects of a long-term, profitable business relationship. Research and development activities are performed at most of the Company's manufacturing facilities in both the United States and Europe. Approximately 137 employees are involved directly in research and development activities worldwide.

     The Cambrex Center of Technical Excellence, a research and development organization located in The Technology Centre of New Jersey in North Brunswick, NJ, helps place the Company in a unique position to be a full-service resource for pharmaceutical and biotechnology companies throughout the drug development cycle.

     The Company spent $19,659, $17,123 and $15,794 in 2004, 2003 and 2002, respectively, on research and development efforts.

PATENTS AND TRADEMARKS

     The Company has patent protection in most of its product areas. In addition, the Company also relies on know-how and trade secrets related to many of its manufacturing processes and techniques not generally known to other life sciences companies for developing and maintaining its market position.

     The Company currently owns approximately 180 United States patents which have various expiration dates through 2023 and which cover selected items in each of the Company's major product areas. The Company also owns foreign equivalents of many of its United States patents. In addition, the Company has applied for patents for various inventions and is in the process of preparing patent applications for other inventions. The Company owns patent and other proprietary rights to the endotoxin detection products which are material to the product lines.

     The Company has trademarks registered in the United States and a number of other countries for use in connection with the Company's products and business. The Company believes that many of its trademarks are generally recognized in its industry. Such trademarks include Poietics(R), Clonetics(R), MYCOAlert(R), NuSieve(R), Reliant(R), Latitude(R), PAGEr(R), MetaPhor(R), AccuGENE(R) and BioWhittaker(TM.)

---------------
(dollars in thousands, except share data)

     The Company requires employees to sign confidentiality, ownership of inventions and non-compete agreements where appropriate.

COMPETITION

     In the Bioproducts segment, no one company is known to compete with the Company in all of its product groups, but in each group competition is offered by a number of companies, including in some cases, firms substantially larger and with greater financial resources than the Company. The markets in which the Company competes are generally concentrated and are highly competitive, with competition centering on product specifications and performance, quality, depth of product line, price, technical support, innovative product development and on time delivery.

     In the Biopharma segment, the competitors include therapeutic companies and other companies that supply contract biopharmaceutical development and manufacturing services to biotech companies. Generally, the competition focuses on larger quantities and scale of manufacturing capacity. Cambrex differentiates its services by concentrating on small to medium scale process development and manufacturing services, an excellent regulatory compliance record, experience producing vaccines and approved drugs, a commitment to quality, and world-class early development services.

     In the Human Health segment, the Company has two primary groups of competitors; those that produce generic active pharmaceutical ingredients and those that produce branded active pharmaceutical ingredients and intermediates. For generic active pharmaceutical ingredients, there are approximately five primary competitors which are located in Europe. For competitors that provide custom development and manufacturing services for branded active pharmaceutical ingredients, there are approximately twenty competitors, six of which are large multinational companies that also produce fine chemicals. More recently, competitors from Asia have entered the market for larger active pharmaceutical ingredients. While there has been limited or no impact on the products the Company produces, it is expected that their regulatory compliance and product quality will determine the long term impact of these competitors in the market. If the Company perceives significant competitive risk and a need for large technical or financial commitment, it generally negotiates long term contracts or guarantees from its customers.

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

     Present and Future Environmental Expenditures: The Company's policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations. The Company believes it is in general compliance with such requirements and has adequate professional staff and systems in place to remain in compliance. In some cases, compliance can only be achieved by capital expenditures, and the Company made capital expenditures of approximately $6,725 in 2004, $4,032 in 2003, and $3,752 in 2002 for environmental projects. As the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related expenditures may increase. The Company considers costs for environmental compliance to be a normal cost of doing business, and includes such costs in pricing decisions.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. If any of the following risks occur, the Company's business, financial condition, operating results and cash flows could be materially adversely affected. The risks and uncertainties described below are not the only ones the Company faces. Additionally, risks and uncertainties not presently known to the Company or that it currently deems immaterial also may impair its business, financial condition, operating results and cash flows.

WE MAY PURSUE TRANSACTIONS THAT MAY CAUSE US TO EXPERIENCE SIGNIFICANT CHARGES TO EARNINGS THAT MAY ADVERSELY AFFECT OUR STOCK PRICE AND FINANCIAL CONDITION.

     We regularly review potential transactions related to technologies, products or product rights and businesses complementary to our business. These transactions could include mergers, acquisitions, strategic alliances or licensing agreements. In the future, we may choose to enter into these transactions at any time. As a result of acquiring businesses or entering into other significant transactions, we have previously experienced, and may continue to experience, significant charges to earnings for merger and related expenses that may include transaction costs, closure costs or costs related to the write-off of acquired in-process research and development. These costs may also include substantial fees for investment bankers, attorneys, accountants and financial printing costs and severance and other closure costs associated with the elimination of duplicate or discontinued products, employees, operations and facilities. Although we do not expect these charges to have a material adverse effect upon our overall financial condition, these charges could have a material adverse effect on our results of operations for particular quarters or years and they could possibly have an adverse impact upon the market price of our common stock.

IF WE MAKE ACQUISITIONS, WE MAY EXPERIENCE DIFFICULTY INTEGRATING THE BUSINESSES WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     An important part of our business growth strategy is to acquire products, product lines, technologies and capabilities, including through the acquisition of businesses, to enhance the Company's position in its niche markets and move the Company closer to the patient. We continually explore and conduct discussions with many third parties regarding possible acquisitions. Our ability to continue to achieve our goals may depend upon our ability to effectively integrate such businesses, to achieve cost efficiencies and to manage these businesses as part of our company. However, we may experience difficulty integrating the merged companies which could have a material adverse effect on the operating results or financial condition of the combined company. As a result of uncertainty following an acquisition and during the integration process, we could

---------------
(dollars in thousands, except share data) experience disruption in our business or employee base. There is also a risk that key employees of the combined company may seek employment elsewhere, including with competitors, or that valued employees may be lost upon the elimination of duplicate functions. If we are not able to successfully blend our products and technologies with the acquired business to create the advantages the acquisition was intended to create, it may affect our results of operations, our ability to develop and introduce new products and the market price of our common stock. Furthermore, there may be overlap between our products, services or customers, and the combined company may create conflicts in relationships or other commitments detrimental to the integrated businesses.

IF WE FAIL TO IMPROVE THE OPERATIONS OF FUTURE ACQUIRED BUSINESSES, WE MAY BE UNABLE TO ACHIEVE OUR GROWTH STRATEGY.

     Some of the businesses we have acquired or will acquire had or may have significantly lower operating margins than we do and/or operating losses prior to the time we acquired them. In the past, we have occasionally experienced temporary delays in improving the operating margins of these acquired businesses. In the future, if we are unable to improve the operating margins of acquired businesses or operate them profitably, we may be unable to achieve our growth strategy.

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

COMPETITION IN THE LIFE SCIENCES RESEARCH MARKET, AND/OR A REDUCTION IN DEMAND FOR OUR PRODUCTS, COULD REDUCE SALES.

     The markets for our products are competitive and price sensitive. Other life science suppliers have significant financial, operational, sales and marketing resources, and experience in research and development. These and other companies may have developed or could in the future develop new technologies that would compete with our products or even render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our products or services, our business, operating results, and financial condition could be seriously harmed. In addition, demand for our products may weaken due to reduction in research and development budgets, loss of distributors or other factors, which would have an adverse effect on our financial condition.

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

---------------
(dollars in thousands, except share data)

OUR FAILURE TO OBTAIN NEW CONTRACTS OR RENEWED CONTRACTS OR CANCELLATION OF EXISTING CONTRACTS MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND MAKE OUR REVENUE DIFFICULT TO PREDICT.

     Many of our contracts are short-term in duration. As a result, we must continually replace our contracts with new contracts to sustain our revenue. In addition, many of our long-term contracts may be cancelled or delayed by clients for any reason upon notice. Contracts may be terminated for a variety of reasons, including termination of product development, failure of products to satisfy safety requirements, unexpected or undesired results from use of the product or the client's decision to forego a particular study. Our failure to obtain new contracts or renew contracts or the cancellation or delay of existing contracts could have a material adverse effect on our business, financial condition and results of operations.

     Furthermore, because our revenue is primarily generated on a contract-by-contract or purchase order basis, our revenue is difficult to predict and contributes to the variability of our financial results from period to period. In addition, we do not believe that a backlog of contracts is a meaningful indicator of our future revenue because of the possibility that the contracts may be terminated.

THE BIOPHARMA BUSINESS SEGMENT HAS EXPERIENCED AND MAY CONTINUE TO EXPERIENCE SIGNIFICANT VOLATILITY IN PROFITABILITY AND THERE ARE NO ASSURANCES THAT IT WILL RETURN TO ITS HISTORIC PROFITABILITY LEVEL.

     The Company's Biopharma business unit provides process development and manufacturing services on a contract basis to biopharmaceutical companies. This business has a very high fixed cost structure and its customers are often dependent on the availability of funding and pursuing drugs that are in earlier stages of clinical trials, and thus have high failure rates. Losses of one or more customers can result in significant swings in profitability from quarter to quarter and year to year. Returning to historic profitability levels is dependent on the Company generating significant additional revenues from existing and new customers, which can not be absolutely assured.

THE COMPANY COULD BE SUBJECT TO ADDITIONAL GOODWILL IMPAIRMENT CHARGES IN THE FUTURE.

     During the third quarter 2004, the Company recorded an impairment charge of $48,720 to reduce the goodwill recorded in the acquisition of the Baltimore site. The Company still has a substantial amount of goodwill related to this business and others, which may be subject to additional impairment charges if the business units do not perform at or near projected levels in the future. Certain other facilities do not have enterprise values that are significantly higher than the carrying value of goodwill.

     Should the profit forecast for these businesses be revised significantly downward the Company may incur additional goodwill impairment charges.

OUR OPERATING RESULTS MAY UNEXPECTEDLY FLUCTUATE IN FUTURE PERIODS.

     The Company's revenue and operating results have fluctuated, and could continue to fluctuate, on a quarterly basis. The operating results for a particular quarter may be lower than expected as a result of a number of factors, including the timing of contracts; the delay or cancellation of a contract; the mix of services provided; seasonal slowdowns in different parts of the world; the timing of start-up expenses for new services and facilities; and changes in government regulations. Because a high percentage of the Company's costs are relatively fixed in the short term (such as the cost of maintaining facilities and compensating employees), any one of these factors could have a significant impact on the Company's quarterly results. In some quarters, the Company's revenue and operating results may fall below the expectations of securities analysts and investors due to any of the factors described above. In such event, the trading price of the Company's common stock would likely decline, even if the decline in revenue did not have any long-term adverse implications for the Company's business.

---------------
(dollars in thousands, except share data)

OUR MARKET SHARE DEPENDS ON NEW PRODUCT INTRODUCTIONS AND ACCEPTANCE.

     Rapid technological change and frequent new product introductions are typical for the market for certain of our products and services. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements and are attractive to customers. We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter. We spend significant resources on internal research and development, as well as on technology development elsewhere to support our effort to develop and introduce new products. To the extent that we fail to introduce new and innovative products, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which may be difficult to regain. An inability, for technological or other reasons, to develop successfully and introduce new products could reduce our growth rate or otherwise damage our business.

     In the past, we have experienced, and may experience in the future, delays in the development and introduction of products. We cannot be assured that we will keep pace with the rapid change in life sciences research, or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of our products include:

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

FAILURE TO OBTAIN PRODUCTS AND COMPONENTS FROM THIRD-PARTY MANUFACTURERS COULD AFFECT OUR ABILITY TO MANUFACTURE AND DELIVER OUR PRODUCTS.

     We rely on third-party manufacturers to supply many of our raw materials, product components, and in some case, entire products. In addition, we have a single source for supplies of some raw materials and components to our products. Manufacturing problems may occur with these and other outside sources. If such problems occur, we cannot ensure that we will be able to manufacture our products profitably or on time.

ANY SIGNIFICANT REDUCTION IN GOVERNMENT REGULATION OF THE DRUG DEVELOPMENT PROCESS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The design, development, testing, manufacturing and marketing of biotechnology and pharmaceutical products are subject to extensive regulation by governmental authorities, including the FDA and comparable regulatory authorities in other countries. The Company's business depends in part on strict government regulation of the drug development process. Legislation may be introduced and enacted from time to time to modify regulations administered by the FDA and governing the drug approval process. Any significant reduction in the scope of regulatory requirements or the introduction of simplified drug approval procedures could have a material adverse effect on the Company's business, financial condition and results of operations.

---------------
(dollars in thousands, except share data)

VIOLATIONS OF CGMP AND OTHER GOVERNMENT REGULATIONS COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     All facilities and manufacturing techniques used for manufacturing of products for clinical use or for commercial sale in the United States must be operated in conformity with current Good Manufacturing Practices ("cGMP") regulations as required by the FDA. The Company's facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products. A finding that the Company had materially violated these requirements could result in regulatory sanctions, the loss of a customer contract, the disqualification of data for client submissions to regulatory authorities and/or a mandated closing of the Company's facilities. Any such material violations would have a material adverse effect on the Company's business, financial condition and results of operations.

LITIGATION MAY HARM OUR BUSINESS OR OTHERWISE NEGATIVELY IMPACT OUR MANAGEMENT AND FINANCIAL RESOURCES.

     Substantial, complex or extended litigation could cause the Company to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, or end-users of our products or services could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes out of court or on terms favorable to the Company.

     The Company is involved in a number of lawsuits including a class action lawsuit filed against Cambrex and certain former and current Company officers alleging the failure to disclose in a timely fashion the restatement of results for the five-year period ending December 31, 2001 as discussed in the risk factor immediately below, as well as the loss of a significant contract at our Baltimore facility. If this matter, or any of the Company's other lawsuits, is resolved in an unfavorable manner, they could have a material adverse effect on the operating results and cash flows in future periods.

THE SEC INVESTIGATION INTO OUR INTER-COMPANY ACCOUNTING MATTER COULD HURT OUR BUSINESS.

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

     The Company also depends on its ability to attract and retain qualified scientific and technical employees. There is a significant shortage of, and intense competition for, qualified scientific and technical employees. There can be no assurance the Company will be able to retain its existing scientific and technical employees, or to attract and retain additional qualified employees. The Company's inability to attract and retain qualified scientific and technical employees would have a material adverse effect on the Company's business, financial condition and results of operations.

---------------
(dollars in thousands, except share data)

POTENTIAL PRODUCT LIABILITY CLAIMS, ERRORS AND OMISSIONS CLAIMS IN CONNECTION WITH SERVICES WE PERFORM AND POTENTIAL LIABILITY UNDER INDEMNIFICATION AGREEMENTS BETWEEN US AND OUR OFFICERS AND DIRECTORS COULD ADVERSELY AFFECT OUR EARNINGS AND FINANCIAL CONDITION.

     The Company manufactures products intended for use by the public. In addition, the Company's services include the manufacture of pharmaceutical and biologic products to be tested in human clinical trials and for consumption by humans. These activities could expose the Company to risk of liability for personal injury or death to persons using such products, although the Company does not presently market or sell the products to end users. The Company seeks to reduce its potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client-to-client, and the performances of which are not secured), exclusion of services requiring diagnostic or other medical services, and insurance maintained by clients. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if the Company's liability exceeds the amount of applicable insurance or indemnity. In addition, the Company could be held liable for errors and omissions in connection with the services it performs. The Company currently maintains product liability and errors and omissions insurance with respect to these risks. There can be no assurance, however, that the Company's insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to the Company.

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

ASSESSMENTS BY VARIOUS TAX AUTHORITIES MAY BE MATERIALLY DIFFERENT THAN WE HAVE PROVIDED FOR AND WE MAY EXPERIENCE SIGNIFICANT VOLATILITY IN OUR ANNUAL AND QUARTERLY EFFECTIVE TAX RATE.

     As a matter of course, the Company is regularly audited by federal, state, and foreign tax authorities. From time to time, these audits result in proposed assessments. While the Company believes that it has adequately provided for any such assessments, future settlements may be materially different than we have provided for and negatively affect our earnings.

     During 2004, the geographic shift of forecasted income resulted in the recording of a valuation allowance against all net domestic deferred tax assets, except those for which the company has viable tax planning strategies. Going forward, until such time as the Company's domestic profitability is restored and considered by management to be sustainable for the foreseeable future, the Company will not record the income tax benefit or expense for domestic pre-tax losses and income respectively, and as such may experience significant volatility in its effective tax rate. As of December 31, 2004 the Company had identified tax planning strategies that preserved approximately $13 million of net tax attributes. Should the Company continue to experience domestic losses, these tax planning strategies may also be negatively affected which could result in future increases to our domestic deferred tax asset valuation allowance.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT THAT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     The Company has a revolving credit facility of approximately $269 million of which $120 million was outstanding at December 31, 2004, and privately placed debt of $100 million. This is a significant amount of debt. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes, including from cash and cash equivalents on hand, we will be in default under the terms of the loan agreements, and indentures under which we have outstanding debt securities.

---------------
(dollars in thousands, except share data)

     Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways, including:

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

INTERNATIONAL UNREST OR FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY AFFECT OUR RESULTS.

     Our international revenues, which include revenues from our non-U.S. subsidiaries and export sales from the U.S., represented 61% of our product revenues in 2004 and 61% of our product revenues in 2003. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future.

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

     A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures, and the potential volatility of currency exchange rates. We engage in limited foreign exchange hedging transactions to manage our foreign currency exposure, but our strategies are short-term in nature and may not adequately protect our operating results from the full effects of exchange rate fluctuations.

THE MARKET PRICE OF OUR STOCK COULD BE VOLATILE.

     The market price of our common stock has been subject to volatility and, in the future, the market price of our common stock may fluctuate substantially due to a variety of factors, including:

     - quarterly fluctuations in our operating income and earnings per share results;

     - technological innovations or new product introductions by us or our competitors;
---------------
(dollars in thousands, except share data)

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

     The Company is also party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potential responsible party" for certain waste disposal sites. The Company has also retained the liabilities with respect to certain pre-closing environmental matters associated with the sale of the Rutherford Chemicals business. After reviewing information currently available, management believes any amount paid in excess of accrued liabilities will not have a material effect on its business, financial condition or results of operations. However, these matters, if resolved in a manner different from the estimates, could have a material adverse effect on financial condition, operating results and cash flows when resolved in future reporting periods.

THE POSSIBILITY WE WILL BE UNABLE TO PROTECT OUR TECHNOLOGIES COULD AFFECT OUR ABILITY TO COMPETE.

     Our success depends to a significant degree upon our ability to develop proprietary products and technologies. However, we cannot be assured that patents will be granted on any of our patent applications. We also cannot be assured that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. We only have patents issued in selected countries. Therefore, third parties can make, use, and sell products covered by our patents in any country in which we do not have patent protection. In addition, our issued patents or patents we license could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. We provide our customers the right to use our products under label licenses that are for research purposes only. These licenses could be

---------------
(dollars in thousands, except share data) contested, and we cannot be assured that we would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner.

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

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSE.

     Changing laws, regulations and standards relating to corporate governance and public disclosure including the Sarbanes-Oxley Act of 2002 are creating uncertainty for companies. These new or changed laws and standards are subject to multiple interpretations, in many cases due to their lack of specification. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies which could result in higher costs necessitated by revisions to disclosures and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result of the efforts to comply with the evolving laws and regulations increased general and administrative expenses have been experienced and are likely to continue. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and the related assessments have required commitment of significant internal and external financial and operational resources.

EMPLOYEES

     At December 31, 2004, the Company had 1,938 employees worldwide (885 of whom were from international operations) compared with 1,861 employees at December 31, 2003 and 1,879 at December 31, 2002.

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

EXPORT AND INTERNATIONAL SALES

     The Company exports numerous products to various areas, principally Western Europe, Asia and Latin America. Export sales from the Company's domestic operations in 2004, 2003 and 2002 amounted to $29,945, $22,100 and $23,684, respectively. Sales from international operations were $238,673 in 2004, $223,666 in 2003, and $207,082 in 2002. Refer to Note #21 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

AVAILABLE INFORMATION

     This annual report on Form 10-K, the Company's quarterly reports on Form 10-Q, the Company's current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or

---------------
(dollars in thousands, except share data)

15(d) of the Securities Exchange Act of 1934, are made available free of charge on the Company's Internet website www.cambrex.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). The most recent certifications by the Company's Chief Executive Officer and Chief Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this annual report on Form 10-K. Last year, the Company filed with the New York Stock Exchange the Annual Chief Executive Officer Certification as required by Section 303A.12.(a) of the New York Stock Exchange Listed Company Manual.

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

---------------
(dollars in thousands, except share data)

ITEM 2  PROPERTIES.

     Set forth below is information relating to the Company's manufacturing facilities:

                                        OPERATING
LOCATION                 ACREAGE        SUBSIDIARY                 PRODUCT LINES MANUFACTURED
--------                 -------        ----------                 --------------------------
Charles City, IA         57 acres   Cambrex              Active Pharmaceutical Ingredients;
                                    Charles City, Inc.   Pharmaceutical Intermediates; Imaging
                                                         Chemicals; Animal Health Products Fine Custom
                                                         Chemicals
Karlskoga, Sweden        42 acres   Cambrex              Active Pharmaceutical Ingredients;
                                    Karlskoga AB         Pharmaceutical Intermediates; Imaging
                                                         Chemicals; Fine Custom Chemicals
Paullo (Milan), Italy    13 acres   Cambrex              Active Pharmaceutical Ingredients
                                    Profarmaco
                                    Milano S.r.l.
Walkersville, MD        116 acres   Cambrex              Cells and Media; Endotoxin Detection
                                    Bio Science
                                    Walkersville, Inc.
Verviers, Belgium         9 acres   Cambrex              Cells and Media
                                    Bio Science
                                    Verviers Sprl
Cork, Ireland            21 acres   Cambrex              Active Pharmaceutical Ingredients;
                                    Cork Limited         Pharmaceutical Intermediates
Rockland, ME             93 acres   Cambrex              Electrophoresis and Chromatography
                                    Bio Science
                                    Rockland, Inc.
Copenhagen, Denmark        Leased   Cambrex              Electrophoresis and Chromatography
                                    Bio Science
                                    Copenhagen ApS
Landen, Belgium          40 acres   Cambrex              Active Pharmaceutical Ingredients
                                    Profarmaco
                                    Landen NV
Nottingham, England        Leased   Cambrex              BioAssay Products; Reagent Kits
                                    Bio Science
                                    Nottingham Limited
Baltimore, MD              Leased   Cambrex              Contract Biopharmaceutical Services
                                    Bio Science
                                    Baltimore, Inc.
Hopkinton, MA              Leased   Cambrex              Contract Biopharmaceutical Services
                                    Bio Science
                                    Hopkinton, Inc.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

---------------
(dollars in thousands, except share data)

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the executive officers of the Company:

NAME                                        AGE                         OFFICE
----                                        ---                         ------
James A. Mack.............................  67    Executive Chairman of the Board
John R. Leone.............................  57    President and Chief Executive Officer
Gary L. Mossman...........................  64    Executive Vice President and Chief Operating
                                                  Officer
Luke M. Beshar............................  46    Executive Vice President and Chief Financial
                                                  Officer
Ronnie D. Carroll, PhD....................  64    Vice President and Chief Technology Officer,
                                                  Pharmaceutical Technologies
Robert J. Congiusti.......................  51    Vice President, Information Technology
N. David Eansor...........................  44    President, Bioproducts Business Unit
Steven M. Klosk...........................  47    Executive Vice President, Administration, Chief
                                                  Operating Officer, Cambrex Biopharmaceutical
                                                  Business Unit
Daniel R. Marshak, PhD....................  47    Vice President and Chief Technology Officer,
                                                  Biotechnology
Gary P. Morrison..........................  50    Vice President, Tax
Paulo Russolo.............................  60    President, Cambrex Profarmaco Business Unit
Gregory P. Sargen.........................  39    Vice President, Finance
Charles W. Silvey.........................  46    Vice President, Internal Audit
Peter E. Thauer...........................  65    Senior Vice President, Law & Environment, General
                                                  Counsel & Corporate Secretary

     The Company's executive officers are elected by the Board of Directors and serve at the Board's discretion.

     Mr. Mack joined Cambrex in February 1990 and currently serves in the role of Executive Chairman of the Board of Directors. In August 2004, Mr. Leone was appointed President and Chief Executive Officer, to replace Mr. Mack, who was appointed Executive Chairman of the Board. Mr. Mack was appointed President and Chief Operating Officer and a director of Cambrex when he joined the Company in February 1990. In April 1995, he was named Chief Executive Officer with the retirement of the former Chief Executive Officer, Mr. Cyril Baldwin. In January 2003, Mr. Mack was reappointed to the position of President, while also retaining his position of Chief Executive Officer. In October 1999, Mr. Mack was elected Chairman of the Board of Directors. Prior to joining Cambrex, Mr. Mack was Vice President in charge of the worldwide Performance Chemicals business of Olin Corporation. Mr. Mack was Executive Vice President of Oakite Products, Inc. from 1982 to 1984. Prior to joining Oakite, he held various positions with The Sherwin-Williams Company, most recently as President and General Manager of the Chemicals Division from 1977 to 1981. Mr. Mack is a past Chairman of the Board of Governors of the Synthetic Organic Chemical Manufacturing Association and is a member of the Board of Trustees of the Michigan Tech Alumni Fund.

     Mr. Leone was appointed President and Chief Executive Officer of Cambrex and a member of the Board of Directors in August 2004. Previously, Mr. Leone was President of the Global Dermatology Division of Aventis Pharmaceuticals, Inc. and Senior Vice President of Aventis Pharmaceuticals, Inc. from 2003 to 2004. From 1996 to 2003, he was with Aventis Pharmaceuticals, Inc., most recently in the role of Senior Vice President and Chief Operating Officer of U.S. Commercial Operations. From 1998 to 1999, he was Senior Vice President and General Manager of Rhone-Poulenc Rorer Pharmaceuticals and from 1996 to 1997, he was President and General Manager of Rhone-Poulenc Rorer Pharmaceuticals. From 1984 to 1996, Mr. Leone was with American Home Products Corporation, serving in various general management, marketing and business development roles, most recently holding the position of Vice President and General

---------------
(dollars in thousands, except share data)

Manager of Wyeth-Lederle Vaccines and Pediatrics. From 1974 to 1984, Mr. Leone was with Pfizer, Inc., serving in various marketing and operations roles.

     Mr. Mossman joined Cambrex in February 2003 and currently serves in the role of Executive Vice President and Chief Operating Officer. He joined the Company as President of the Pharmaceuticals Business Unit and was appointed to the position of President and Chief Executive Officer of the Cambrex Pharmaceutical and Biopharmaceutical Business Units in October 2003. In August 2004, he was appointed to his current position of Executive Vice President and Chief Operating Officer. Prior to joining Cambrex, Mr. Mossman was with Dixie Chemical Company, Inc. from 1983 through 2003 and served in the role of President since 1990. From 1979 through 1980, Mr. Mossman was General Manager, Thiokol Specialty Chemicals Division and from 1972 through 1979, he was President and Cofounder of Southwest Specialty Chemical Company, Inc.

     Mr. Beshar serves in the role of Executive Vice President and Chief Financial Officer, having joined Cambrex in December 2002. Upon his initial appointment to Cambrex, he was named Senior Vice President and Chief Financial Officer and in January 2004 was appointed Executive Vice President and Chief Financial Officer. Prior to joining Cambrex, Mr. Beshar was Senior Vice President and Chief Financial Officer with Dendrite International. Prior to Dendrite, he was Executive Vice President, Finance and Chief Financial Officer for Exp@nets, Inc. from 1998 through 2002. Mr. Beshar has served as Chief Financial Officer for other businesses in his career and has been the President and Chief Financial Officer of a company privately owned by Merrill Lynch Capital Partners. Mr. Beshar is a member of the Board of Directors of PNY Technologies, Inc.

     Dr. Carroll joined Cambrex in September 1997 as Vice President Technology and has served in the role of Vice President and Chief Technology Officer, Pharmaceutical Technologies since January 2002. Prior to joining Cambrex, Dr. Carroll had been with Bristol-Myers Squibb from 1983 to 1997, most recently in the role of Vice President, Chemical Development for Bristol-Myers Squibb Technical Operations. Dr. Carroll was with Pfizer, Inc. from 1966 to 1983 in various research and development roles.

     Mr. Congiusti joined Cambrex in September 1994 and has served in the role of Vice President, Information Technology since November 1998. Upon joining Cambrex, he was Director, Information Services. Prior to joining the Company, he held various senior information systems management positions from 1984 to 1994 at International Specialty Products and American Cyanamid Company.

     Mr. Eansor joined Cambrex in October 2000 as Vice President and General Manager, BioTherapeutics Business Unit and currently serves in the role of President, Bioproducts Business Unit to which he was appointed in July 2002. Prior to joining Cambrex, Mr. Eansor was with R. P. Scherer North America from 1981 until 2000, serving in various roles, including Vice President of Pharmaceutical Operations, Vice President Operations, and General Manager.

     Mr. Klosk joined Cambrex in October 1992 and currently serves in the role of Chief Operating Officer, Cambrex Biopharmaceutical Business Unit and Executive Vice President, Administration of Cambrex Corporation. Mr. Klosk joined the Company as Vice President, Administration. He was appointed Executive Vice President, Administration in October 1996 and was promoted to the position of Executive Vice President, Administration and Chief Operating Officer for the Cambrex Pharma and Biopharmaceutical Business Unit in October 2003. In January 2005, Mr. Klosk assumed direct responsibility for the leadership of the Biopharmaceutical Business Unit as Chief Operating Officer and continues to serve as a corporate officer as Executive Vice President, Administration. From February 1988 until he joined Cambrex, Mr. Klosk was Vice President, Administration and Corporate Secretary for The Genlyte Group, Inc. From 1985 to 1988, he was Vice President, Administration for Lightolier, Inc., a subsidiary of The Genlyte Group, Inc.

     Dr. Marshak joined Cambrex in August 2000 as Vice President -- Research and Development, BioSciences Group and has served in the role of Vice President and Chief Technology Officer, Biotechnology, since January 2002. Prior to joining Cambrex, Dr. Marshak held various Research and Development positions

---------------
(dollars in thousands, except share data) with Osiris Therapeutics, Inc. from 1999 to 2000, most recently as Executive Scientific Advisor. From 1986 to 1994, he was a Senior Staff Investigator with Cold Spring Harbor Laboratory.

     Mr. Morrison joined Cambrex in July 2004 as Vice President, Tax. From 2002 until 2004, he held the position of Vice President, Corporate Taxation with Movado Group, Inc. From 1998 to 2000, he was with Calvin Klein, Inc., as Tax Director and Ernst & Young as Senior Tax Manager, US Corporate Tax from 1996 to 1998. Prior experience includes BCE Telecom Corporation from 1988 to 1995 and Pirelli Cable Corporation from 1986 to 1988, serving in various management roles in corporate taxation.

     Dr. Russolo is President of the Cambrex Profarmaco Business Unit and joined the Company in 1994 with the acquisition of Profarmaco Nobel S.r.l. in Milan Italy, where he served as Managing Director since 1982. Dr. Russolo joined Profarmaco Nobel S.r.l. in 1971. Upon the acquisition of Profarmaco Nobel S.r.l., Dr. Russolo continued serving in the role of Managing Director until 2000, when he was appointed to his current position.

     Mr. Sargen joined Cambrex as Vice President, Finance in February 2003. Previously, he was with Exp@nets, Inc. from 1999 through 2002, serving in the roles of Executive Vice President, Finance/Chief Financial Officer and Vice President/Corporate Controller. From 1996 to 1998, he was with Fischer Scientific International's Chemical Manufacturing Division, serving in the roles of Vice President, Finance and Controller. Mr. Sargen has also held various positions in finance, accounting and audit with Merck & Company, Inc., Heat and Control, Inc., and Deloitte & Touche.

     Mr. Silvey joined Cambrex in August 2004 as Vice President, Internal Audit. Prior to joining the Company, he was with Automatic Data Processing (ADP) from 2002 to 2004 as Vice President, Financial and Operational Audit. From 1998 to 2002, he was with Lucent Technologies, most recently in the role of Chief Financial Officer, Americas' -- Lucent Worldwide Services. From 1995 to 1998, he was with CR Bard, Inc., serving in various finance and audit roles. From 1990 to 1995, he was with KPMG Peat Marwick LLP as Audit Manager.

     Mr. Thauer joined the Company in August 1989 and has served in the role of Senior Vice President, Law and Environment, General Counsel, and Corporate Secretary since January 2001. Upon joining the Company, he was appointed to the position of General Counsel and Corporate Secretary and was appointed Vice President, Law and Environment in December 1992. From 1987 until 1989, he was Counsel to the business and finance group of the firm of Crummy, Del Deo, Dolan, Griffinger and Vecchione. From 1971 to 1987, Mr. Thauer held various positions with Avon Products, Inc., including U.S. Legal Department Head and Corporate Assistant Secretary.

---------------
(dollars in thousands, except share data)

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The Company's Common Stock, $.10 par value is listed on the New York Stock Exchange (NYSE) under the symbol CBM. The following table sets forth the closing high and low sales price of the Common Stock as reported on the NYSE:

2004                                                          HIGH      LOW
----                                                         ------    ------
First Quarter..............................................  $28.10    $24.18
Second Quarter.............................................   27.25     21.64
Third Quarter..............................................   24.69     20.59
Fourth Quarter.............................................   27.10     21.70

2003                                                          HIGH      LOW
----                                                         ------    ------
First Quarter..............................................  $29.84    $21.06
Second Quarter.............................................   24.06     15.18
Third Quarter..............................................   25.13     20.06
Fourth Quarter.............................................   25.75     21.72

     As of February 28, 2005, the Company estimates that there were approximately 2,512 beneficial holders of the outstanding Common Stock of the Company.

     The quarterly dividend on common stock was $0.03 for 2004 and 2003.

  2004 Equity Compensation Table

     The following table provides information as of December 31, 2004 with respect to shares of common stock that may be issued under the Company's existing equity compensation plans.

                                                COLUMN (A)             COLUMN (B)             COLUMN (C)
                                           --------------------   --------------------   --------------------
                                                                                         NUMBER OF SECURITIES
                                                                                         REMAINING FOR FUTURE
                                           NUMBER OF SECURITIES                             ISSUANCE UNDER
                                            TO BE ISSUED UPON       WEIGHTED AVERAGE     EQUITY COMPENSATION
                                               EXERCISE OF         EXERCISE PRICE OF       PLANS (EXCLUDING
                                           OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED
PLAN CATEGORY                              WARRANTS AND RIGHTS    WARRANTS AND RIGHTS       IN COLUMN (A))
-------------                              --------------------   --------------------   --------------------
Equity compensation plans approved by
  security holders.......................       3,606,357                $25.72                 838,235
Equity compensation plans not approved by
  security holders.......................         330,000                $41.88                 165,834
                                                ---------                                     ---------
Total....................................       3,936,357                $27.07               1,004,069
                                                =========                ======               =========

  2000 EMPLOYEE PERFORMANCE STOCK OPTION PLAN (NOT APPROVED BY SECURITY HOLDERS)

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

ITEM 6  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data of the Company for each of the years in the five year period ended December 31, 2004 are derived from the audited financial statements. The consolidated financial statements of the Company as of December 31, 2004 and December 31, 2003 and for each of the years in the three year period ended December 31, 2004 and the report of independent registered public accounting firm thereon are included elsewhere in this annual report. On November 10, 2003, the Company completed the sale of the Rutherford Chemicals business (See Note #13 consolidated financial statements). As a result, the businesses comprising the Rutherford Chemicals segment are being reported as a discontinued operation for all periods presented. The data presented below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                             YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------
                                              2004(1)    2003(2)    2002(3)    2001(4)(5)   2000(6)
                                              --------   --------   --------   ----------   --------
INCOME DATA:
Gross sales.................................  $439,115   $405,591   $394,430    $356,555    $326,505
Net revenues................................   443,657    410,644    399,066     356,830     330,364
Gross profit................................   170,740    162,406    177,718     157,972     144,963
Selling, general and administrative.........   102,769     95,117     85,762      80,099      75,643
Research and development....................    19,659     17,123     15,794      17,379      11,802
Impairment and other charges................    48,720     11,342      4,238       2,022          --
Operating profit............................      (408)    38,824     71,924      58,472      57,518
Interest expense, net.......................    10,950     11,840     11,264      10,602      11,565
Other expense (income), net.................        73        139      7,890        (323)       (213)
(Loss)/income from continuing operations
  before taxes..............................   (11,431)    26,845     52,770      48,193      46,166
Provision for taxes.........................    14,461     26,600     12,815      13,205      13,171
(Loss)/income from continuing operations....   (25,892)       245     39,955      34,988      32,995
(Loss)/income from discontinued
  operations................................      (978)   (54,308)    (6,546)     (9,676)     13,712
Net (loss)/income...........................   (26,870)   (54,063)    33,409      25,312      46,707
EARNINGS PER SHARE DATA:
(Loss)/earnings per common share (basic):
  (Loss)/income from continuing
     operations.............................  $  (0.99)  $   0.01   $   1.54    $   1.36    $   1.32
  (Loss)/income from discontinued
     operations.............................  $  (0.04)  $  (2.11)  $  (0.25)   $  (0.37)   $   0.55
  Net (loss)/income.........................  $  (1.03)  $  (2.10)  $   1.29    $   0.99    $   1.87
(Loss)/earnings per common share (diluted):
  (Loss)/income from continuing
     operations.............................  $  (0.99)  $   0.01   $   1.51    $   1.32    $   1.26
  (Loss)/income from discontinued
     operations.............................  $  (0.04)  $  (2.08)  $  (0.25)   $  (0.36)   $   0.53
  Net (loss)/income.........................  $  (1.03)  $  (2.07)  $   1.26    $   0.96    $   1.79
Weighted average common share outstanding:
  Basic.....................................    26,094     25,775     25,954      25,648      25,015
  Diluted...................................    26,094     26,174     26,520      26,495      26,157
DIVIDENDS PER COMMON SHARE..................  $   0.12   $   0.12   $   0.12    $   0.12    $   0.12

---------------
(dollars in thousands, except share data)

                                                             YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------
                                              2004(1)    2003(2)    2002(3)    2001(4)(5)   2000(6)
                                              --------   --------   --------   ----------   --------
BALANCE SHEET DATA: (AT END OF PERIOD)
  Working capital...........................  $182,238   $138,458   $154,324    $159,224    $137,500
  Total assets..............................   791,985    778,503    835,283     818,375     681,617
  Long-term obligations.....................   226,187    212,369    267,434     312,524     168,591
  Total stockholders' equity................   391,316    396,630    410,954     345,098     330,995

---------------
(1) 2004 results include a goodwill impairment charge related to the Baltimore reporting unit of the Biopharma segment of $48,720.

(2) 2003 results include a pre-tax charge of $11,342 recorded in operating expenses for the settlement of certain class action lawsuits involving Mylan Laboratories and the establishment of valuation allowances against net domestic deferred tax assets totaling $21,487 within the provision for income taxes.

(3) 2002 results include a pre-tax charge of $4,238 for asset impairment and severance related to the closure of a small manufacturing facility and a $7,344 pre-tax charge for investment impairments recorded in other expense.

(4) Includes the results of Cambrex Bio Science Baltimore, Inc. from the date of acquisition effective June 2001 and the results of Cambrex Bio Science Hopkinton, Inc. from the date of acquisition effective October 2001.

(5) 2001 results include a pre-tax charge of $2,022 related to the closure of a small manufacturing facility and $2,000 for inventory write-offs in the Bioproducts segment.

(6) Includes the results of Cambrex Profarmaco Landen NV from the date of acquisition effective March 2000 and the results of Cambrex Bio Science Wokingham Limited from the date of acquisition effective July 2000.

---------------
(dollars in thousands, except share data)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

     The Company's business consists of three segments: Bioproducts, Biopharma and Human Health. The Bioproducts segment consists of research products and therapeutic applications. The Biopharma segment consists of the Company's contract biopharmaceutical process development and manufacturing business. The Human Health segment is primarily comprised of active pharmaceutical ingredients derived from organic chemistry and pharmaceutical intermediates.

     Members of the senior management team regularly review key financial metrics and the status and strategy of operating initiatives within our business. These metrics include sales growth, gross margin performance, operating income margins, cash flows from operations, working capital levels, and return on capital employed at both a business unit and consolidated level in addition to earnings per share at a consolidated level. Management reviews this information on a monthly basis through extensive business unit reviews which include, among other operating issues, detailed discussions related to significant sales opportunities, proposed and ongoing investments in new businesses or property plant and equipment, cost reduction efforts, and the status of new product development.

     In 2004, the Company continued to see strong growth across many product categories within its Bioproducts segment. The Bioproducts segment is primarily driven by biotechnology research spending levels, the overall demand for endotoxin detection products and services and the Company's ability to continually provide product upgrades and innovative new products and services.

     The loss of a large customer in 2003 whose product did not receive FDA approval negatively affected our Biopharma segment and the Company continues to take aggressive steps to replace this business. The Company believes its Biopharma business will experience more volatility than its other businesses until such time that it is able to secure more long-term commercial contracts, but believes the overall growth trend predicted for the contract biopharmaceutical manufacturing market will result in significant long-term growth for businesses providing these services.

     In the Human Health segment, the Company saw net sales growth primarily driven by the impact of a weaker U.S. dollar, with increases in sales of several active pharmaceutical ingredients offset by reductions in others, and pricing pressure within certain product categories. This segment is driven primarily by patent expirations of branded drugs, population demographics, pressures to contain health care costs, the level of capacity available for outsourcing and the level of outsourcing by branded pharmaceutical companies.

     During 2004, the Company evaluated the carrying value of the goodwill related to its Baltimore site, which is reported in the Biopharma segment, and determined that it may not be recoverable due to the lowering of Baltimore's revenue and operating income forecasts for 2004 and beyond versus prior projections. The Company tested for impairment and determined that the carrying value exceeded its fair value, as determined by using a discounted cash flow model. Management utilized appraisals to determine the value of its tangible and identifiable intangible assets for purposes of determining the implied fair value of goodwill. Upon completion of the assessment, the Company recorded a non-cash impairment charge of $48,720 to reduce the carrying value of goodwill in the Baltimore reporting unit to its estimated fair value of $65,584. Refer to Note #5 for further details.

     During 2003, the Company completed its transformation to a pure life sciences company with the sale of the Rutherford Chemicals business unit during the fourth quarter.

     During 2003, the Company settled its Mylan lawsuit and took a pre-tax charge for approximately $11,342 as discussed more fully below and in Note #23, and recorded valuation allowances against net domestic deferred tax assets totaling $21,487 within the Provision for income taxes, explained more fully below and in Note #9. The Company's tax rate may experience volatility from the mix of domestic and foreign earnings until such time that domestic operations achieve sustainable profitability.

---------------
(dollars in thousands, except share data)

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

  Revenue Recognition

     Revenues in our Bioproducts and Human Health segments are generally recognized when title to products and risk of loss are transferred to customers. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations.

     Sales terms to certain customers include remittance of discounts if certain conditions are met. Additionally, sales are generally made with a limited right of return under certain conditions. The Company estimates these rebates and estimated returns at the time of sale based on the terms of agreements with customers and historical experience and recognizes revenue net of these estimated costs which are classified as allowances and rebates.

     Some contracts in our Bioproducts and Biopharma segments are based on time and materials and revenue for those are recognized as services are performed. The Biopharma segment also utilizes contracts that contain milestone based payments. The Company utilizes the EITF-91-6 "Revenue Recognition of Long-term Power Sales Contracts" model for recording revenue from these contracts. Under this method, revenue is based on the cost of efforts (since contract commencement) up to the reporting date, divided by the total estimated contractual cost (from the contract commencement to the end of the development arrangement), multiplied by the total expected contractual payments under the arrangement. However, revenue is limited to the amount of nonrefundable cash payments received or contractually receivable at the reporting date.

     In each of our segments we have certain contracts that contain multiple deliverables. These deliverables often include process development services and commercial production. The Company follows the guidance contained in EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables". Revenue for each element is recognized when delivered to the customer based on the fair value of the element as determined based on sales price when sold separately.

     Amounts billed in advance are recorded as deferred revenue on the balance sheet.

  Asset Valuations and Review for Potential Impairments

     In accordance with FAS 144, our review of long-lived assets, principally fixed assets and other amortizable intangibles requires us to estimate the undiscounted future cash flows generated from these assets, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. If undiscounted cash flows are less than carrying value, the long-lived assets are written down to fair value which equals the discounted cash flows.

     Our review of the carrying value of goodwill and indefinite lived intangibles is done annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable in accordance with FAS 142 utilizing a two-step process. In the first step, the fair value of the reporting units is determined using a discounted cash flow model and compared to the carrying value. If such analysis indicates that impairment may exist, we then estimate the fair value of the other assets and liabilities utilizing appraisals and discounted cash flow analyses to calculate an impairment charge.

---------------
(dollars in thousands, except share data)

     The determination of fair value for both FAS 144 and FAS 142 is judgmental in nature and involves the use of significant estimates and assumptions, including projected future cash flows, discount rates, determination of appropriate market comparables and perpetual growth rates. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge.

     As noted previously and in Note #5, in the third quarter of 2004, the Company recorded a goodwill impairment loss of $48,720 related to its Baltimore reporting unit. The Company's annual review for goodwill impairment, which was performed during the fourth quarter, did not result in any additional charges for 2004.

  Environmental and Litigation Contingencies

     The Company periodically assesses the potential liabilities related to any lawsuits or claims brought against us. See Note #23 in the accompanying financial statements for a discussion of our current environmental and litigation matters, reserves recorded and our position with respect to any related uncertainties. While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that the Company will incur an expense related to a settlement for such matters and whether a reasonable estimation of such probable loss, if any, can be made. If probable and estimable, the Company accrues for the costs of clean-up, settlements and legal fees. If the aggregate amount of the liability and the timing of the payment is fixed or reasonably determinable, the Company discounts the amount to reflect the time value of money. Given the inherent uncertainty related to the eventual outcome of litigation and environmental matters, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions that the Company may have made with respect to their resolution.

  Income Taxes

     The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company's assessment that it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. When assessing the valuation allowance, the Company takes into account certain tax planning strategies. The Company's valuation allowances primarily relate to net operating loss carryforwards, foreign tax credits, and alternative minimum tax credits in the U.S., where profitability is uncertain and net operating loss carryforwards in certain state and foreign jurisdictions with little or no history of generating taxable income.

  Employee Benefit Plans

     The Company provides a range of benefits to employees and retired employees, including pensions, post-retirement, post employment and health care benefits. The Company records annual amounts relating to these plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of the modifications is generally recorded and amortized over future periods. The Company believes that the assumptions utilized for recording obligations under its plans are reasonable.

---------------
(dollars in thousands, except share data)

RESULTS OF OPERATIONS

     As discussed in Note #13 of the accompanying financial statements, on November 10, 2003, the sale of Rutherford Chemicals was completed and accordingly, the business comprising the Rutherford Chemicals segment is being reported as a discontinued operation in all periods presented.

     The following table sets forth, for the periods indicated, certain items from the selected consolidated financial information as a percentage of gross sales:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                       2004      2003      2002
                                                      ------    ------    ------
Gross sales.......................................    100.0%    100.0%    100.0%
Net revenues......................................    101.0     101.2     101.2
Gross profit......................................     38.9      40.0      45.1
Selling, general and administrative expenses......     23.4      23.4      21.7
Research and development expenses.................      4.5       4.2       4.1
Impairment and other charges......................     11.1       2.8       1.1
Operating (loss)/profit...........................     (0.1)      9.6      18.2
Interest expense, net.............................      2.5       2.9       2.8
Provision for income taxes........................      3.3       6.6       3.2
(Loss)/income from continuing operations..........     (5.9)      0.1      10.1
Loss on discontinued operations...................     (0.2)    (13.4)     (1.6)
Net (loss)/income.................................     (6.1)    (13.3)      8.5

     The following tables show the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales for the years ended December 31, 2004, 2003 and 2002, as well as the gross profit by product segment for 2004 and 2003:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2004        2003        2002
                                                             --------    --------    --------
GROSS SALES
  Bioproducts............................................    $136,108    $119,298    $107,870
  Biopharma..............................................      43,270      44,128      55,218
  Human Health...........................................     259,737     242,165     231,342
                                                             --------    --------    --------
Total Gross Sales........................................    $439,115    $405,591    $394,430
                                                             ========    ========    ========
Total Net Revenues.......................................    $443,657    $410,644    $399,066
                                                             ========    ========    ========
Total Gross Profit.......................................    $170,740    $162,406    $177,718
                                                             ========    ========    ========
GROSS SALES DISTRIBUTION
  Bioproducts............................................        31.0%       29.4%       27.3%
  Biopharma..............................................         9.9        10.9        14.0
  Human Health...........................................        59.1        59.7        58.7
                                                             --------    --------    --------
Total Gross Sales Distribution...........................       100.0%      100.0%      100.0%
                                                             ========    ========    ========

---------------
(dollars in thousands, except share data)

            2004-2003 GROSS SALES & GROSS PROFIT BY PRODUCT SEGMENT

                                            2004                                2003
                              --------------------------------    --------------------------------
                               GROSS       GROSS       GROSS       GROSS       GROSS       GROSS
                               SALES       PROFIT     PROFIT %     SALES       PROFIT     PROFIT %
                              --------    --------    --------    --------    --------    --------
Bioproducts.................  $136,108    $ 74,930      55.1%     $119,298    $ 60,056      50.3%
Biopharma...................    43,270       4,880      11.3        44,128      11,829      26.8
Human Health................   259,737      90,930      35.0       242,165      90,521      37.4
                              --------    --------                --------    --------
Total.......................  $439,115    $170,740      38.9%     $405,591    $162,406      40.0%
                              ========    ========                ========    ========

  2004 COMPARED TO 2003

     Gross sales for 2004 increased 8.3% to $439,115 from $405,591 in 2003. Sales in the Bioproducts and Human Health segments increased compared to 2003 more than offsetting the decrease in the Biopharma segment. Gross sales were favorably impacted 4.5% due to the exchange rates reflecting the weakness in the U.S. dollar primarily versus the Euro and Swedish Krona.

     Gross profit in 2004 was $170,740 compared to $162,406 in 2003. Gross margin in 2004 decreased to 38.9% from 40.0% in 2003, reflecting lower margins in the Biopharma and Human Health segments partially offset by higher margins in the Bioproducts segment.

     The following table shows gross sales by geographic area for the years ended December 31, 2004 and 2003:

                                                                2004        2003
                                                              --------    --------
North America...............................................  $213,668    $206,079
Europe......................................................   198,540     173,035
Asia........................................................    17,723      16,401
Other.......................................................     9,184      10,076
                                                              --------    --------
Total.......................................................  $439,115    $405,591
                                                              ========    ========

     The Bioproducts Segment gross sales in 2004 of $136,108 were $16,810 or 14.1% above 2003. Bioproducts sales were favorably impacted 4.0% due to exchange rates reflecting a weaker U.S. dollar. The increased sales before the impact of foreign currency are primarily due to higher sales across most product categories including research products, endotoxin detection products, bioservices sales and process development products due to stronger demand, higher pricing, new products and customers and investments in sales and marketing. These higher sales were partially offset by lower sales in biotherapeutic serum mainly due to timing of shipments and stronger sales in 2003.

     The Bioproducts segment gross margins increased primarily due to higher sales volume, increased pricing in most product categories, lower bad debt reserves due to favorable collections and favorable impact of foreign currency partly offset by higher costs for raw materials.

     The Biopharma Segment gross sales in 2004 of $43,270 were $858 or 1.9% below 2003. The sales decrease primarily reflects reduced billings in our biopharmaceutical manufacturing business driven by the completion or timing of projects and a change in contract terms from time and material to milestone payments. This decrease was partially offset by higher reimbursable materials revenue due to timing of current projects. Foreign currency had no impact on Biopharma sales.

     The Biopharma segment gross margins were down significantly compared to the prior year due to higher production costs, increased fixed costs associated with the addition of the 2800 liter fermentation suite (a new suite which will increase the production capabilities in the facility) and higher reimbursable materials revenue which has very low margins.

---------------
(dollars in thousands, except share data)

     The Human Health Segment gross sales in 2004 of $259,737 were $17,572 or 7.3% above 2003. Human Health sales were favorably impacted 5.6% due to exchange rates reflecting a weaker U.S. dollar. Excluding the currency impact, the increase in sales is due mainly to higher sales of custom development products, a pharmaceutical intermediate used for end-stage kidney treatment, higher sales of cardiovascular, gastrointestinal and Alzheimer treatment APIs, and higher sales of amphetamines due to higher volumes. These sales were partially offset by lower sales of central nervous system APIs due to increasing competition resulting in lower volumes sold.

     The Human Health segment gross margins decreased due to pricing pressures on APIs and other fine custom chemicals, unfavorable impact of foreign currency and higher production costs partially offset by increased sales volume and favorable product mix.

     Selling, general and administrative expenses of $102,769 or 23.4% as a percentage of gross sales in 2004 increased from $95,117 or 23.4% in 2003. Sales and marketing expenses increased primarily due to additional sales and marketing personnel in our Human Health and Bioproducts segments and the impact of foreign currency exchange. Higher administrative costs are primarily due to the impact of currency translation due to the weaker U.S. dollar, regulatory compliance costs associated with the Sarbanes-Oxley Act and higher information technology, legal and environmental costs, partially offset by lower medical claims, the vesting of stock appreciation rights in the fourth quarter 2003 and lower pension expense.

     Research and development expenses of $19,659 were 4.5% of gross sales in 2004, compared to $17,123 or 4.2% of gross sales in 2003. The increase primarily reflects investments in new product technologies for pathogen testing, higher custom development costs and the impact of foreign currency exchange partially offset by decreased spending for endotoxin detection technologies.

     The 2004 results include a pre-tax impairment charge of $48,720. During the third quarter of 2004, the Company evaluated whether the carrying value of the goodwill related to its Baltimore reporting unit, which is a component of the Biopharma segment, was recoverable due to the lowering of Baltimore's revenue and operating income forecasts for 2004 and beyond versus prior projections. The Company tested for impairment and determined that the carrying value exceeded its fair value, as determined by using a discounted cash flow model. Management utilized appraisals to value its tangible and identifiable intangible assets for purposes of determining the implied fair value of goodwill. Upon completion of the assessment, the Company recorded a non-cash impairment charge of $48,720 to reduce the carrying value of goodwill in the Baltimore reporting unit to its estimated fair value of $65,584. The Company still has a substantial amount of goodwill related to this business and others, which may be subject to additional impairment charges if the business units do not perform at or near projected levels in the future. Certain other facilities do not have enterprise values that are significantly higher than the carrying value of goodwill. Refer to Note #5 for further details.

     The 2003 results include a pre-tax provision of $11,342 (discounted to the present value of the five year pay-out) related to an agreement reached with Mylan Laboratories under which Cambrex will contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. Of this amount, $6,015 has been paid as of December 31, 2004 with the balance due in equal installments over the next four years. In exchange, Cambrex received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by the purchasers, as well as potential future claims related to this matter.

     The operating loss in 2004 was $408 compared to income of $38,824 in 2003. The results reflect lower gross margins in the Biopharma and Human Health segments partially offset by higher margins in the Bioproducts segment, the $48,720 pre-tax charge for the goodwill impairment discussed above and higher operating expenses. 2003 operating profit includes the $11,342 pre-tax charge for the Mylan settlement discussed above.

     Net interest expense of $10,950 in 2004 decreased $890 from 2003. 2004 net interest expense was reduced by interest income accrued on an income tax refund, while in 2003 interest expense also included a

---------------
(dollars in thousands, except share data) write off of deferred charges in 2003 associated with the 364-day renewable senior revolving credit facility that was not renewed. Average debt balance, year over year, was virtually unchanged, while the average interest rate, net of the items discussed above, was 5.5% in 2004 versus 4.8% in 2003. The higher average rate in 2004 was due to the full year impact of $100 million of privately placed long-term debt, which carries a fixed rate that is currently higher than the Company's revolving credit facility and the impact of slightly higher variable interest rates on the revolver.

     The Company recorded tax expense of $14,461 in 2004 compared to $26,600 in 2003. During 2003, the Company concluded that $21,487 of domestic deferred tax assets were deemed unlikely to be realized, and as such, valuation allowances for this amount were recorded against these assets. Since that time, the Company has maintained a full valuation allowance on its domestic net deferred tax assets and no tax benefit has been recognized for domestic pre-tax losses. Accordingly, for the year ended December 31, 2004 a valuation allowance of $24,047 on the Company's domestic net deferred tax assets, including amounts related to the goodwill impairment charge, was recorded. The majority of the 2004 tax expense represents taxes on international profits.

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

     During the 2004 year-end financial reporting process, the Company identified certain accounting adjustments principally related to amortization of leasehold improvements, employee benefit accruals, inventory and taxes that impacted prior years and prior quarters within 2004. The cumulative impact of the prior years' adjustments was a reduction to net income of $475 and is not considered material to any prior period. The prior years' adjustment of $475 has been reflected in the restated first quarter 2004 results. The impact on net income for the first, second and third quarters of 2004 was a decrease of $439 or $0.02 per fully diluted share, an increase of $229 or $0.01 per fully diluted share and a decrease of $666 or $0.03 per fully diluted share, respectively. The Company has restated the results of the first three quarters of 2004 to reflect these adjustments.

     The loss from continuing operations in 2004 was $25,892, or $0.99 per diluted share versus income of $245, or $0.01 per diluted share in 2003. The 2004 loss from continuing operations includes a goodwill impairment charge of $48,720 discussed above. The 2003 income from continuing operations includes a charge of approximately $21,487 for the deferred tax valuation allowance and an $11,342 pretax charge for the Mylan settlement both discussed above.

     In the third quarter 2003, the Company announced that an agreement to sell the Rutherford Chemicals business had been signed and on November 10, 2003 the transaction was completed. As a result, this business is being reported as a discontinued operation for all periods presented. The terms of sale resulted in a write-down of assets to fair value of approximately $53,098 recorded in the third quarter of 2003 which was based on the selling price, including fees associated with the transaction. In 2003, loss on discontinued operations, net of tax was $54,308 including the write-down of assets. In 2004, the Company recorded an additional $978 loss from discontinued operations primarily resulting from a working capital adjustment made in the first quarter of 2004.

---------------
(dollars in thousands, except share data)

     The net loss in 2004 was $26,870, or $1.03 per diluted share versus a net loss of $54,063, or $2.07 per diluted share in the same period a year ago.

  2003 COMPARED TO 2002

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

     The following table shows sales by geographic area for the years ended December 31, 2003 and 2002:

                                                                2003        2002
                                                              --------    --------
North America...............................................  $206,079    $216,591
Europe......................................................   173,035     150,180
Asia........................................................    16,401      17,745
Other.......................................................    10,076       9,914
                                                              --------    --------
Total.......................................................  $405,591    $394,430
                                                              ========    ========

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

     The Bioproducts segment gross margins decreased primarily due to additional bad debt reserves in 2003 and certain 2002 favorable inventory adjustments which did not repeat in 2003, partly offset by favorable production volumes, pricing, cost reduction activities and the favorable impact of foreign currency.

     The Biopharma Segment gross sales in 2003 of $44,128 were $11,090 or 20.1% below 2002. The sales decrease primarily reflects the reduced volumes and suite utilization in our biopharmaceutical manufacturing business driven by the loss of a biopharmaceutical customer whose product failed to receive FDA approval, changes in terms of an existing contract and completion of other 2002 contracts that were only partially replaced. Foreign currency had no impact on Biopharma sales.

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

     The Human Health segment gross margins decreased due to pricing pressures on APIs and other fine custom chemicals including a volume-based rebate adjustment and the unfavorable impact of foreign currency partly offset by favorable product mix.
---------------
(dollars in thousands, except share data)

     Selling, general and administrative expenses of $95,117 or 23.4% as a percentage of gross sales in 2003 increased from $85,762 or 21.7% in 2002. Sales and marketing expenses increased primarily due to the impact of foreign currency exchange and an investment in the Company's sales force. Higher administrative costs reflect higher pension expenses, regulatory compliance costs associated with the Sarbanes-Oxley Act, the costs incurred for the ongoing SEC investigation into the restatement of results disclosed in the fourth quarter 2002, the vesting of stock appreciation rights in the fourth quarter 2003 and the impact of currency translation due to the weaker U.S. dollar.

     Research and development expenses of $17,123 were 4.2% of gross sales in 2003, compared to $15,794 or 4.1% of gross sales in 2002. The increase primarily reflects investments in new product technologies for endotoxin detection and molecular biology and the impact of foreign currency exchange.

     The 2003 results include a pre-tax provision of $11,342 (discounted to the present value of the five year pay-out) related to an agreement reached with Mylan Laboratories under which Cambrex will contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. As of December 31, 2004, $6,015 has been paid with the balance due in equal installments over the next four years. In exchange, Cambrex received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by the purchasers, as well as potential future claims related to this matter. The 2002 results include a pre-tax charge of $4,238 for asset impairment and other charges related to the closure of a small manufacturing facility and other severance charges.

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

     The provision for income taxes in 2003 resulted in an effective rate of 99.1% as compared with 24.3% in the same period of 2002. The combination of a loss due to the sale of Rutherford Chemicals, the Mylan settlement, and a geographic shift of forecasted income resulted in $21,487 of domestic deferred tax assets being deemed unlikely to be realized, and as such, a valuation allowance for this amount was recorded against these assets in 2003. The deferred tax assets deemed unlikely to be realized for financial reporting purposes include foreign tax credit carry-forwards, carrying a ten year life from inception, the tax benefit related to domestic net operating losses from continuing operations and research and experimentation tax credits that can be carried forward 20 years, and a credit related to a federal alternative minimum tax that can be carried forward indefinitely. The long carry-forward period for domestic net operating losses and the alternative minimum credit and expected improvements in domestic continuing operations may result in these tax benefits ultimately being realized, however, there is no assurance that such improvements can be achieved.

     The income from continuing operations in 2003 was $245, or $0.01 per diluted share versus $39,955, or $1.51 per diluted share in 2002. The 2003 income from continuing operations includes a charge of approximately $21,487 for the deferred tax valuation allowance and a $11,342 pretax charge for the Mylan settlement both discussed above. The 2002 results include $4,238 consisting of an asset impairment and other charges related to the closure of a small manufacturing facility and other severance charges and a $7,344 pre-tax charge for investment impairments recorded in Other expense.

     In the third quarter 2003, the Company announced that an agreement to sell the Rutherford Chemicals business had been signed and on November 10, 2003 the transaction was completed. As a result, this business is being reported as a discontinued operation for all periods presented. The terms of sale resulted in a write-down of assets to fair value of approximately $53,098 which was based on the selling price, including fees associated with the transaction. In 2003, loss on discontinued operations, net of tax was $54,308 compared to

---------------
(dollars in thousands, except share data)

$6,546 in 2002. The 2003 results include the write-down of assets discussed above. The loss in 2002 includes pre-tax charges of $10,000 for Vitamin B-3 litigation and $10,849 for asset impairment and other charges, pretax benefits of $2,620 due to a favorable insurance settlement and $3,760 for a favorable arbitration settlement. In addition to the special items discussed above, the 2003 loss from discontinued operations included unfavorable product mix and higher energy and raw material prices.

     The net loss in 2003 was $54,063, or $2.07 per diluted share versus net income of $33,409, or $1.26 per diluted share in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     During 2004 cash and cash equivalents on hand increased $27,238 to $91,532. Net cash flow from operations was $48,733 for the year ended for December 31, 2004, down from $73,286 in 2003. The decrease in cash flow is due primarily to loss of operating cash flows from Rutherford Chemicals, an increase in accounts receivable due to higher shipments in the fourth quarter 2004 compared to 2003, and an increase in inventories due to timing of receipts partially offset by lower payments in 2004 for Vitamin B-3 litigation and the Mylan legal settlement. Cash flows used in investing activities of $44,513 in 2004 included capital expenditures of $39,480 and the acquisition of Genolife SA for approximately $5,256 compared to capital expenditures of $37,857 in 2003. Cash flows from financing activities in 2004 of $16,674 included net borrowings of debt of $13,510, proceeds from the exercise of stock options of $6,284, partially offset by payment of dividends of $3,113. Cash flows used in financing activities in 2003 were $60,588 including net repayments of debt of $56,253, $2,420 to repurchase treasury stock and $3,100 to pay dividends offset by proceeds from the exercise of stock options of $1,130.

     Capital expenditures were $39,480, $37,857 and $40,443 in 2004, 2003 and 2002, respectively. In 2004, part of the funds were used for suite expansion at our Biopharma sites; cell therapy manufacturing capabilities, upgrades to powder media facilities and a large scale media preparation suite at our Bioproducts sites; and warehouse upgrades and new small scale production equipment for generic pharmaceuticals at our Human Health sites.

     In November 2003, the Company amended its five-year Syndicated Senior Revolving Credit Facility ("The 5-Year Agreement") of $268,750, which originated in November 2001 and expires in November 2006. The 5-Year Agreement is led by JPMorganChase as the Administrative Agent. The 5-Year Agreement was amended to include an "accordion feature" which, if utilized, will allow for the increase of the total commitments of up to $75,000 with bank approval.

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

     The applicable margin discussed above is based upon the ratio of consolidated funded indebtedness to consolidated EBITDA. The Company also pays a facility fee between .175% to .30% on the entire credit facility.

     The bank loan is collateralized by dividend and distribution rights associated with a pledge of a portion of stock that the Company owns in a foreign holding company. This foreign holding company owns a majority of the Company's non-U.S. operating subsidiaries.

---------------
(dollars in thousands, except share data)

     As of December 31, 2004, there was $120,000 outstanding and $148,750 undrawn under the 5-year Agreement. Of the undrawn amount, $63,057 is available to be borrowed as of December 31, 2004 due to limits established in the Credit Agreement.

     The 5-Year Agreement is subject to financial covenants requiring the Company to maintain certain levels of net worth, interest coverage ratio, leverage ratios and limitations on indebtedness. The Company complied with all covenants during 2004.

     In June 2003, the Company borrowed $75,000 in a private offering consisting of 7-year guaranteed senior Notes due in June 2010 with interest payments due semi-annually at an annual rate of 5.31%. During October 2003, the Company borrowed an additional $25,000 in a private offering consisting of 10-year guaranteed senior Notes due in October 2013 with interest payments due semi-annually at an annual rate of 7.05%. These Notes rank equally with the Company's other senior indebtedness. The funds were used primarily to pay down existing bank debt and to provide Cambrex with longer term fixed rate debt.

     The 2004 and 2003 average interest rates were 5.5% and 4.8%, respectively.

  CONTRACTUAL OBLIGATIONS

     At December 31, 2004, our contractual obligations with initial or remaining terms in excess of one year were as follows:

                        TOTAL       2005        2006       2007       2008       2009+
                       --------    -------    --------    -------    -------    --------
Long Term Debt,
  including
  Capital Leases.....  $227,587    $ 1,400    $121,721    $ 1,436    $ 1,460    $101,570
Interest on Debt,
  including Swaps....    50,360     12,576      11,254      5,922      5,846      14,762
Operating Leases.....    25,853      4,223       4,063      4,163      3,606       9,798
Purchase
  Obligations........    15,162      8,065       2,459        986        928       2,724
Mylan Settlement.....     6,400      1,600       1,600      1,600      1,600          --
                       --------    -------    --------    -------    -------    --------
Contractual Cash
  Obligations........  $325,362    $27,864    $141,097    $14,107    $13,440    $128,854
                       ========    =======    ========    =======    =======    ========

     See Notes #10, #11, #12 and #22 for additional information regarding our debt and other commitments.

     Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements. A key to our access to liquidity is the maintenance of our strong long-term credit ratings and ability to meet debt covenants to maintain certain levels of net worth, an interest coverage ratio and leverage ratios. The Company met all bank covenants during 2004 and does not anticipate any covenant compliance issues in the coming year. Any events that change the status of our ability to meet debt covenants or maintain our credit ratings could adversely impact our ability to fund operations.

     Our forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, as well as other factors. See the Risk Factors section of this document for further explanation of factors that may negatively impact our cash flows. Any change in the current status of these factors could adversely impact the Company's ability to fund operating cash flow requirements.

MARKET RISKS

     In the normal course of business, the Company uses a variety of techniques and instruments, including derivatives, as part of its overall risk management strategy to lower its exposure to market risks arising from adverse changes in interest rates and foreign currency exchange rates.

  Currency Risk Management

     The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by international operations which are primarily denominated in the U.S. dollar, Euro, Swedish Krona and British pound sterling. The Company currently uses foreign currency exchange forward
---------------
(dollars in thousands, except share data) contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The notional amount of these contracts at December 31, 2004 was $16,692. The Company estimates the forward contracts to be approximately 44% of the non-local currency exposure during the period. Unrealized foreign exchange contract losses do not subject the Company's actual results to risk as gains or losses on these contracts generally offset gains or losses on the transactions that are hedged.

     Given a scenario that the operating companies' non-local currency collections match their forecasts, and all exchange rates move 10% against their local currencies, no more than $2,147 of pre-tax profits for a twelve-month period would be at risk. This is based on unhedged risk of $21,471. As of December 31, 2004, the non-local forecasted currency exposures were $38,084. Of this forecasted exposure, $16,613 was hedged with major banks and through offsetting inter-company hedge contracts, thereby reducing the non-hedged risk to $21,471.

  Interest Rate Management

     Each of the interest rate options in the Revolving Credit Agreement includes floating rates. This arrangement has the advantage of making lower interest rates available in a declining rate market. However, it also exposes the Company to any upward swings in interest rates.

     The Company has employed a plan to mitigate interest rate risk by entering into interest rate swap agreements to convert floating rates to fixed interest rates. As of December 31, 2004, the Company had eight interest rate swaps in place with an aggregate notional value of $80,000, at an average fixed rate of 4.65%, and with varying maturity dates through the year 2006. The Company's strategy has been to cover a portion of outstanding bank debt with interest rate protection. At December 31, 2004, the coverage was approximately 67% of our variable interest rate debt.

     The swap stabilizes interest costs by converting floating or variable rates to fixed rates through a contract with a financial institution. The Company monitors the debt position and market trends to protect it from unforeseen shifts in interest rates.

     For example, at December 31, 2004 the company had variable debt of $120,000, of which $80,000 is fixed by an interest rate swap. Holding all other variables constant, if the LIBOR portion of the weighted average interest rates in the variable rate debt increased by 100 basis points the effect on our earnings and cash flows would have been higher interest expense of $400.

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

  Environmental

     In connection with laws and regulations pertaining to the protection of the environment, the Company and/or its subsidiaries is a party to several environmental proceedings and remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites ("Superfund sites"). Additionally, as discussed in the "Sale of Rutherford Chemicals" section of Note #23, the Company has retained the liability for certain environmental proceedings associated with the Rutherford Chemicals business. Each of these matters is subject to various uncertainties and it is possible that some of these matters will be decided unfavorably against the Company. The resolution of such matters often spans several years and frequently involves regulatory oversight and/or adjudication. Additionally, many remediation requirements are not fixed and are likely to be affected by future technological, site, and regulatory developments. Consequently, the ultimate extent of liabilities with respect to such matters, as well as the timing of cash disbursements cannot be determined with certainty.

     In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $5,570 and $5,100 at

---------------
(dollars in thousands, except share data)

December 31, 2004 and 2003, respectively. The increase in the accrual is due to currency fluctuation of $252, payments of $332 and an increase to the reserve of $550. A portion of this increase relates to an increase in an existing reserve associated with the on-going investigation and remediation at the Company's Carlstadt, New Jersey location. An assessment of remedial costs based on information currently known resulted in the increase. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of what it believes are the probable and estimable costs associated with environmental proceedings, including amounts for legal and investigation fees where a range of remediation costs may not be estimatable at the reporting date.

     The Company expects to receive information in the near future on three matters, as described below that could impact the Company's current assessment of its probable and estimable costs and as such may require an adjustment to the reserves.

     As a result of the sale of the Bayonne, New Jersey facility (see "Sale of Rutherford Chemicals" section of this Note), an obligation to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act was triggered and the Company has retained the responsibility for such obligation. The Company completed a Preliminary Assessment (PA) of the Site and submitted the PA to the New Jersey Department of Environmental Protection. The PA identified potential areas of concern based on historical operations and proposed certain sampling at the Site. The Company has reserved for the costs of the sampling. The results of the sampling will be used to develop an estimate of the Company's future liability for remediation costs, if required.

     In March 2000, the Company completed the acquisition of the Cambrex Profarmaco Landen facility in Belgium. At the time of acquisition, Cambrex was aware of certain site contamination and recorded a reserve for the estimated costs of remediation. This property has been the subject of an extensive on-going environmental investigation, which has been completed with no change to the reserve warranted based on such information. The health risk assessment related to the site contamination is on-going.

     The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. In 1997, Cosan entered into an Administrative Consent Order with the State of New Jersey Department of Environmental Protection. Under the Administrative Consent Order, Cosan is required to complete an investigation of the Clifton site conditions and conduct remediation as may be necessary. The investigation of site conditions continues and is expected to be completed in mid-2005. The results of the investigation will enable the Company to estimate its liability, if any. In February 2005, the New Jersey Federal District Court ruled that a lawsuit against Cosan by the owners of property adjacent to the Clifton location could be placed on the active calendar. The outcome of this matter could also affect the reserves.

     The Company is involved in other matters where the range of liability is not reasonably estimable at this time and it is not determinable when information will become available to provide a basis for recording an accrual, should an accrual be required.

     If any of the Company's environmental matters are resolved in a more unfavorable manner than presently estimated, these matters, either individually or in the aggregate, could have a material adverse effect on the Company's financial condition, operating results and cash flows when resolved in a future reporting period.

LITIGATION AND OTHER MATTERS

  Mylan Laboratories

     In 1998 the Company and its subsidiary Profarmaco S.r.l. (currently known as Cambrex Profarmaco Milano S.r.l.") ("Profarmaco") were named as defendants (along with Mylan Laboratories, Inc. ("Mylan") and Gyma Laboratories of America, Inc., Profarmaco's distributor in the United States) in a proceeding instituted by the Federal Trade Commission ("FTC") in the United States District Court for the District of Columbia (the "District Court"). The allegations arose from exclusive license agreements between Profarmaco and Mylan covering two active pharmaceutical ingredients ("APIs"). The FTC alleged violations of the Federal Trade Commission Act; including unlawful restraint of trade and conspiracy to monopolize markets for the APIs. A lawsuit making similar allegations against the same parties seeking injunctive relief and treble damages was filed by the Attorneys General of 31 states in the District Court on behalf of those

---------------
(dollars in thousands, except share data) states and persons in those states who were purchasers of the generic pharmaceuticals. The FTC and Attorneys General's suits were settled in February 2001, with Mylan (on its own behalf and on behalf of Profarmaco and Cambrex) agreeing to pay over $140,000 and with Mylan, Profarmaco and Cambrex agreeing to monitor certain future conduct.

     The same parties including the Company and Profarmaco have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of the APIs in generic form, making allegations similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

     On April 7, 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. In accordance with the agreement approximately $6,015 has been paid through 2004, with the remaining $6,400 to be paid over the next four years. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. As of December 31, 2004 the outstanding balance for this liability was $5,885.

  Vitamin B-3

     On May 14, 1998, the Company's subsidiary, Nepera, which formerly operated the Harriman facility and manufactured and sold niacinamide (Vitamin B-3), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. In 2000, Nepera reached agreement with the Government as to its alleged role in Vitamin B-3 violations from 1992 to 1995. The Canadian government claimed similar violations. All government suits in the U.S. and Canada have now been concluded.

     Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3. The actions seek injunctive relief and unspecified but substantial damages. An accrual of $6,000 was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. During 2002 based on information developed during 2002 this accrual was increased to $10,000. Several actions have been concluded during 2003 and 2004. All settlement amounts are fully reserved. Additional settlements are being discussed in several more indirect purchaser cases and we believe that current reserves are sufficient to complete the settlements.

     Litigation in the United States under the U.S. antitrust laws was commenced some years ago by a group of European purchasers. On motion by the Vitamin B-3 defendants, the District Court dismissed the litigation, under the long-standing rule that foreign purchasers cannot sue in U.S. courts under U.S. antitrust statutes. Thereafter, the Federal Circuit Court for the District of Columbia reversed the District Court's decision. The Vitamin B-3 defendants, supported by the U.S. Department of Justice, appealed to the United States Supreme Court and oral arguments were heard on April 29, 2004. In June 2004, the United States Supreme Court ruled that foreign purchasers could not sue in U.S. courts under U.S. antitrust statutes if the conduct at issue resulted in purely foreign harm. However, the Court left open potential claims where foreign injuries suffered by foreign plaintiffs were dependent upon domestic harm resulting from conduct that violates the U.S. antitrust laws. The Supreme Court remanded the matter to the Circuit Court for briefing on the issue of whether Plaintiffs preserved such a claim in the underlying proceedings, in which case a hearing on the claim would proceed in District Court. At December 31, 2004, the Company had an accrual of approximately $3,043 for this matter. This accrual has been recorded in accrued liabilities. Any adjustments to this liability will be recorded as part of discontinued operations.

  Sale of Rutherford Chemicals

     The Company completed the sale of its Rutherford Chemicals business on November 10, 2003. Under the agreement for the sale, the Company provided standard representations and warranties and included various covenants concerning the business, operations, liabilities and financial condition of the Rutherford Chemicals business. Most of such representations and warranties will survive for a period of thirty days after

---------------
(dollars in thousands, except share data) the Buyer's preparation of its audited financial statements for year-end 2004. Therefore, claims for breaches of such representations would have to be brought during that time frame. Certain specified representations and warranties and covenants, such as those relating to employee benefit matters and certain environmental matters, will survive for longer periods and claims under such representations, warranties and covenants could be brought during such longer periods. Under the sale agreement, the Company has indemnified the Buyer for breaches of representations, warranties and covenants. Indemnifications for certain but not all representations and warranties are subject to a deductible of $750 and a cap at 25 percent of the purchase price. On March 31, 2005, the Company received a claim by the purchasers of the Rutherford Chemicals business claiming breach of representations and warranties contained in the October 2003 Purchase Agreement. The Company is in the process of evaluating the claim and cannot determine at this time if it has any merit.

     Under the agreement for sale, the Company has retained the liabilities associated with existing general litigation matters related to Rutherford Chemicals, including Vitamin B-3 as stated above. With respect to certain pre-closing environmental matters, the Company retains the responsibility for:
(i) certain existing matters including violations, environmental testing for the New York facility incinerator and off-site liabilities; and (ii) completing the on-going remediation at the New York facility. Further, as a result of the sale of the Bayonne, New Jersey facility, the obligation to investigate site conditions and conduct required remediation under the provisions of the New Jersey Industrial Site Recovery Act was triggered; and the Company has retained the responsibility for completion of any such investigation and remediation. With respect to all other pre-closing environmental liabilities, whether known or unknown, the Buyer is responsible for the management of potential future matters; however, the Buyer and the Company may share the costs of associated remediation with respect to such potential future matters, subject to certain limitations defined in the agreement for sale. The Company has accrued for expenses which are deemed probable and estimable.

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

     The Company filed a motion to dismiss in May 2004. Thereafter the plaintiff filed a reply brief. The Company responded and is awaiting a decision from the Court. The Company considers the complaints to be without merit and will vigorously defend against them. As such, the Company has recorded no reserves related to this matter.

  Securities and Exchange Commission

     The Securities and Exchange Commission is currently conducting an investigation into the Company's inter-company accounting procedures from the period 1997-2001. The investigation began in the first half of 2003 after the Company voluntarily disclosed certain matters related to inter-company accounts for the five-year period ending December 31, 2001 that resulted in the restatement of the Company's financial statements for those years. To Cambrex's knowledge, the investigation is limited to this inter-company accounting matter, and the Company does not expect further revisions to its historical financial statements relating to these issues. The Company is fully cooperating with the SEC.

  Other

     The Company has commitments incident to the ordinary course of business including corporate guarantees of financial assurance obligations under certain environmental laws for remediation, closure and/or third party liability requirements of certain of its subsidiaries and a former operating location; contract provisions for indemnification protecting its customers and suppliers, etc. against third party liability for

---------------
(dollars in thousands, except share data) manufacture and sale of Company products that fail to meet product warranties and contract provisions for indemnification protecting licensees against intellectual property infringement related to licensed Company technology or processes.

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

     The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of December 31, 2004.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

  Share-Based Payment

     In December 2004, the Financial Accounting Standards Board ("FASB") published SFAS No. 123 (revised 2004) "Share-Based Payment". SFAS No. 123R supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement eliminates the alternative to use Opinion No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement shall be effective as of the beginning of the first interim or annual period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. The Company is in the process of reviewing the SFAS No. 123 implementation and determining its transition methodology and impact on the second half of 2005.

  Consolidation of Variable Interest Entities

     In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation became applicable for the Company in its fourth quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics.

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

---------------
(dollars in thousands, except share data)

  Employer's Disclosure about Pensions and Other Postretirement Benefits

     In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act ("the Act") of 2003", which supersedes FASB issued Staff Position 106-1 of the same title. The Act allows for the federal government to make subsidy payments (beginning in 2006) to employers that sponsor postretirement benefit plans under which retirees receive prescription drug benefits that are "actuarially equivalent" to the prescription drug benefit provided under Medicare. The Staff Position clarifies the accounting for the benefits attributable to the Act. The Company has determined that the benefits provided under the Company's plan are not actuarially equivalent to the Medicare Part D benefit under the Act. As a result, FSP No. 106-2 will not have any effect on the Company's consolidated financial position or results of operations.

  Inventory Costs

     In November 2004, the FASB published SFAS No. 151 "Inventory Costs -- an amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criteria of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facility. This Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 or earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The Company is reviewing SFAS No. 151 to determine its impact on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

     This document may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3B-6 under The Securities Exchange Act of 1934, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities. These statements may be identified by the fact that they use words such as "expects," "anticipates," "intends," "estimates," "believes" or similar expressions in connection with any discussion of future financial and operating performance. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-K. The forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including but not limited to the risks and other factors described under the caption "Risk Factors That May Affect Future Results" in this Form 10-K, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and/or regulations (particularly environmental issues), tax rate, technology, manufacturing and legal issues, changes in foreign exchange rates, performance of minority investments, un-collectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, and lack of suitable raw materials or packaging materials. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required in this section can be found in the "Market Risk" section of Item 7 on pages 37-38 of this Form 10-K.

---------------
(dollars in thousands, except share data)

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

                                                                PAGE NUMBER
                                                              (IN THIS REPORT)
                                                              ----------------
Report of Independent Registered Public Accounting Firm.....         45
Consolidated Balance Sheets as of December 31, 2004 and              47
  2003......................................................
Consolidated Income Statements for the Years Ended December          48
  31, 2004, 2003 and 2002...................................
Consolidated Statements of Stockholders' Equity for the              49
  Years Ended December 31, 2004, 2003 and 2002..............
Consolidated Statements of Cash Flows for the Years Ended            50
  December 31, 2004, 2003 and 2002..........................
Notes to Consolidated Financial Statements..................         51

     The consolidated financial statements and financial statement schedule are filed pursuant to Item 15 of this report.

---------------
(dollars in thousands, except share data)

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Cambrex Corporation:

     We have completed an integrated audit of Cambrex Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cambrex Corporation and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

     Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal
Control -- Integrated Framework issued by COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
March 31, 2005

                      CAMBREX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2004        2003
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 91,532    $ 64,294
  Trade receivables, less allowances of $2,304 and $3,281 at
     respective dates.......................................    68,370      58,324
  Inventories, net..........................................    91,039      82,013
  Deferred tax assets.......................................     2,605       8,757
  Prepaid expenses and other current assets.................    20,825      16,294
                                                              --------    --------
          Total current assets..............................   274,371     229,682
Property, plant and equipment, net..........................   280,790     269,147
Goodwill....................................................   176,275     220,742
Other intangible assets, net................................    54,381      51,391
Other assets................................................     6,168       7,541
                                                              --------    --------
          Total assets......................................  $791,985    $778,503
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 38,552    $ 35,326
  Accrued liabilities.......................................    52,181      54,522
  Short-term debt and current portion of long-term debt.....     1,400       1,376
                                                              --------    --------
          Total current liabilities.........................    92,133      91,224
Long-term debt..............................................   226,187     212,369
Deferred tax liabilities....................................    21,686      29,196
Other non-current liabilities...............................    60,663      49,084
                                                              --------    --------
          Total liabilities.................................  $400,669    $381,873
Commitments and contingencies (see Notes 22 and 23)
Stockholders' equity:
  Common Stock, $.10 par value; issued 28,825,603 and
     28,471,652 shares at respective dates..................  $  2,883    $  2,847
  Additional paid-in capital................................   213,120     206,256
  Retained earnings.........................................   175,804     205,787
  Treasury stock, at cost, 2,593,129 and 2,614,910 shares at
     respective dates.......................................   (21,991)    (22,101)
  Deferred compensation.....................................    (1,982)     (1,616)
  Accumulated other comprehensive income....................    23,482       5,457
                                                              --------    --------
          Total stockholders' equity........................   391,316     396,630
                                                              --------    --------
          Total liabilities and stockholders' equity........  $791,985    $778,503
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2004        2003        2002
                                                             --------    --------    --------
Gross Sales................................................  $439,115    $405,591    $394,430
  Allowances and rebates...................................     2,258       3,780       3,194
                                                             --------    --------    --------
Net sales..................................................   436,857     401,811     391,236
  Other revenues...........................................     6,800       8,833       7,830
                                                             --------    --------    --------
Net revenues...............................................   443,657     410,644     399,066
  Cost of goods sold.......................................   272,917     248,238     221,348
                                                             --------    --------    --------
Gross profit...............................................   170,740     162,406     177,718
  Selling, general and administrative expenses.............   102,769      95,117      85,762
  Research and development expenses........................    19,659      17,123      15,794
  Goodwill impairment......................................    48,720          --          --
  Legal settlement.........................................        --      11,342          --
  Asset impairment and other charges.......................        --          --       4,238
                                                             --------    --------    --------
Operating (loss)/profit....................................      (408)     38,824      71,924
Other (income)/expenses
  Interest income..........................................    (1,103)     (1,164)       (946)
  Interest expense.........................................    12,053      13,004      12,210
  Other -- net.............................................        73         139       7,890
                                                             --------    --------    --------
(Loss)/income before income taxes..........................   (11,431)     26,845      52,770
Provision for income taxes.................................    14,461      26,600      12,815
                                                             --------    --------    --------
(Loss)/income from continuing operations...................  $(25,892)   $    245    $ 39,955
Discontinued operations:
Loss from discontinued operations..........................      (978)    (54,341)     (8,933)
Income tax benefit.........................................        --         (33)     (2,387)
                                                             --------    --------    --------
Loss from discontinued operations..........................      (978)    (54,308)     (6,546)
                                                             --------    --------    --------
Net (loss)/income..........................................  $(26,870)   $(54,063)   $ 33,409
                                                             ========    ========    ========
Basic earnings/(loss) per share
  (Loss)/income from continuing operations.................  $  (0.99)   $   0.01    $   1.54
  Loss from discontinued operations........................  $  (0.04)   $  (2.11)   $  (0.25)
                                                             --------    --------    --------
  Net (loss)/income........................................  $  (1.03)   $  (2.10)   $   1.29
Diluted earnings/(loss) per share
  (Loss)/income from continuing operations.................  $  (0.99)   $   0.01    $   1.51
  Loss from discontinued operations........................  $  (0.04)   $  (2.08)   $  (0.25)
                                                             --------    --------    --------
  Net (loss)/income........................................  $  (1.03)   $  (2.07)   $   1.26
Weighted average shares outstanding:
  Basic....................................................    26,094      25,775      25,954
  Diluted..................................................    26,094      26,174      26,520

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                       COMMON STOCK
                                  ----------------------   ADDITIONAL
                                    SHARES     PAR VALUE    PAID-IN     RETAINED     DEFERRED     TREASURY   COMPREHENSIVE
                                    ISSUED      ($.10)      CAPITAL     EARNINGS   COMPENSATION    STOCK     INCOME/(LOSS)
                                  ----------   ---------   ----------   --------   ------------   --------   -------------
BALANCE AT DECEMBER 31, 2001....  28,007,825    $2,823      $197,748    $232,658     $    --      $(16,911)
                                  ----------    ------      --------    --------     -------      --------
 Comprehensive Income
   Net Income...................                                          33,409                                 33,409
   Other comprehensive income
     Foreign currency
       translation
       adjustments..............                                                                                 38,865
     Unrealized losses on
       hedging contracts, net of
       tax of $928..............                                                                                 (1,246)
     Minimum pension liability
       adjustment, net of tax of
       $2,891...................                                                                                 (3,269)
                                                                                                               --------
   Other comprehensive income...                                                                                 34,350
                                                                                                               --------
Total comprehensive income......                                                                               $ 67,759
                                                                                                               ========
Cash dividends at $0.12 per
 share..........................                                          (3,117)
Purchase of treasury stock......                                                                    (5,549)
Retirement of treasury stock....     (65,100)       (7)       (2,282)                                2,289
Exercise of stock options.......     341,200        16         5,033
Tax benefit of stock options
 exercised......................                               1,662
Other...........................      39,134                   1,283                  (1,561)          330
                                  ----------    ------      --------    --------     -------      --------
BALANCE AT DECEMBER 31, 2002....  28,323,059    $2,832      $203,444    $262,950     $(1,561)     $(19,841)
 Comprehensive income/(loss)
   Net loss.....................                                         (54,063)                               (54,063)
   Other comprehensive
     income/(loss)
     Foreign currency
       translation
       adjustments..............                                                                                 41,340
     Unrealized gains on hedging
       contracts, net of tax of
       $52......................                                                                                  2,532
     Minimum pension liability
       adjustment, net of tax of
       $0.......................                                                                                 (1,545)
                                                                                                               --------
   Other comprehensive income...                                                                                 42,327
                                                                                                               --------
Total Comprehensive loss........                                                                               $(11,736)
                                                                                                               ========
Cash dividends at $0.12 per
 share..........................                                          (3,100)
Purchase of treasury stock......                                                                    (2,420)
Exercise of stock options.......     122,750        12         1,118
Other...........................      25,843         3         1,694                     (55)          160
                                  ----------    ------      --------    --------     -------      --------
BALANCE AT DECEMBER 31, 2003....  28,471,652    $2,847      $206,256    $205,787     $(1,616)     $(22,101)
 Comprehensive income/(loss)
   Net loss.....................                                         (26,870)                               (26,870)
   Other comprehensive
     income/(loss)
     Foreign currency
       translation
       adjustments..............                                                                                 20,224
     Unrealized gains on hedging
       contracts, net of tax of
       $716.....................                                                                                  1,276
     Minimum pension liability
       adjustment, net of tax of
       $513.....................                                                                                 (3,488)
     Unrealized gains on
       available for sale
       marketable securities,
       net of tax expense of
       $7.......................                                                                                     13
                                                                                                               --------
   Other comprehensive income...                                                                                 18,025
                                                                                                               --------
Total Comprehensive loss........                                                                               $ (8,845)
                                                                                                               ========
Cash dividends at $0.12 per
 share..........................                                          (3,113)
Purchase of treasury stock......                                                                      (219)
Exercise of stock options.......     353,951        36         6,248
Other...........................                                 616                    (366)          329
                                  ----------    ------      --------    --------     -------      --------
BALANCE AT DECEMBER 31, 2004....  28,825,603    $2,883      $213,120    $175,804     $(1,982)     $(21,991)
                                  ==========    ======      ========    ========     =======      ========

                                   ACCUMULATED
                                      OTHER           TOTAL
                                  COMPREHENSIVE   STOCKHOLDERS'
                                  INCOME/(LOSS)      EQUITY
                                  -------------   -------------
BALANCE AT DECEMBER 31, 2001....    $(71,220)       $345,098
                                    --------        --------
 Comprehensive Income
   Net Income...................                      33,409
   Other comprehensive income
     Foreign currency
       translation
       adjustments..............
     Unrealized losses on
       hedging contracts, net of
       tax of $928..............
     Minimum pension liability
       adjustment, net of tax of
       $2,891...................
   Other comprehensive income...      34,350          34,350
Total comprehensive income......
Cash dividends at $0.12 per
 share..........................                      (3,117)
Purchase of treasury stock......                      (5,549)
Retirement of treasury stock....                          --
Exercise of stock options.......                       5,049
Tax benefit of stock options
 exercised......................                       1,662
Other...........................                          52
                                    --------        --------
BALANCE AT DECEMBER 31, 2002....    $(36,870)       $410,954
 Comprehensive income/(loss)
   Net loss.....................                     (54,063)
   Other comprehensive
     income/(loss)
     Foreign currency
       translation
       adjustments..............
     Unrealized gains on hedging
       contracts, net of tax of
       $52......................
     Minimum pension liability
       adjustment, net of tax of
       $0.......................
   Other comprehensive income...      42,327          42,327
Total Comprehensive loss........
Cash dividends at $0.12 per
 share..........................                      (3,100)
Purchase of treasury stock......                      (2,420)
Exercise of stock options.......                       1,130
Other...........................                       1,802
                                    --------        --------
BALANCE AT DECEMBER 31, 2003....    $  5,457        $396,630
 Comprehensive income/(loss)
   Net loss.....................                     (26,870)
   Other comprehensive
     income/(loss)
     Foreign currency
       translation
       adjustments..............
     Unrealized gains on hedging
       contracts, net of tax of
       $716.....................
     Minimum pension liability
       adjustment, net of tax of
       $513.....................
     Unrealized gains on
       available for sale
       marketable securities,
       net of tax expense of
       $7.......................
   Other comprehensive income...      18,025          18,025
Total Comprehensive loss........
Cash dividends at $0.12 per
 share..........................                      (3,113)
Purchase of treasury stock......                        (219)
Exercise of stock options.......                       6,284
Other...........................                         579
                                    --------        --------
BALANCE AT DECEMBER 31, 2004....    $ 23,482        $391,316
                                    ========        ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2004       2003        2002
                                                             --------   ---------   ---------
Cash flows from operating activities:
  Net (loss) income........................................  $(26,870)  $ (54,063)  $  33,409
  Depreciation and amortization............................    40,858      35,834      30,838
  Asset impairments........................................    48,720          --       9,033
  Deferred income tax provision............................       466       8,005      (7,973)
  Mylan settlement, net of cash payments...................    (1,600)      7,186          --
  Vitamin B-3 provision, net of cash payments..............      (793)     (5,198)      4,688
Changes in assets and liabilities:
  Trade receivables........................................    (6,731)      5,030      (1,614)
  Inventories..............................................    (4,552)      1,017        (952)
  Prepaid expenses and other current assets................     8,600       1,244      (2,311)
  Accounts payable and accrued liabilities.................     7,951      10,200      10,483
  Income taxes payable.....................................    (7,774)     (2,741)     (4,981)
  Other non-current assets and liabilities.................    (8,469)      1,595       1,635
Discontinued operations:
  Non-cash charges and changes in operating assets and
     liabilities...........................................    (1,073)     12,079      21,458
  Writedown of assets held for sale........................        --      53,098          --
  Asset impairments and other charges......................        --          --      10,627
                                                             --------   ---------   ---------
  Net cash provided from operating activities..............    48,733      73,286     104,340
                                                             --------   ---------   ---------
Cash flows from investing activities:
  Capital expenditures.....................................   (39,480)    (37,857)    (40,443)
  Acquisition of businesses (net of cash acquired).........    (5,256)         --          --
  Other investing activities...............................       223      (1,548)      1,278
Discontinued operations:
  Capital expenditures, net of insurance proceeds..........        --         671      (9,860)
  Proceeds from sale of Rutherford Chemicals...............        --      50,215          --
                                                             --------   ---------   ---------
  Net cash (used in) provided from investing activities....   (44,513)     11,481     (49,025)
                                                             --------   ---------   ---------
Cash flows from financing activities:
  Dividends................................................    (3,113)     (3,100)     (3,117)
  Net (decrease) increase in short-term debt...............        --      (1,071)     (2,737)
  Long-term debt activity (including current portion):
     Borrowings............................................    86,218     359,611      60,800
     Repayments............................................   (72,708)   (414,793)   (103,964)
  Proceeds from the stock options exercised................     6,284       1,130       5,049
  Purchase of treasury stock...............................      (219)     (2,420)     (5,549)
  Other....................................................       212          55         282
                                                             --------   ---------   ---------
     Net cash provided by (used in) financing activities...    16,674     (60,588)    (49,236)
                                                             --------   ---------   ---------
Effect of exchange rate changes on cash....................     6,344       6,819       3,521
                                                             --------   ---------   ---------
Net increase in cash and cash equivalents..................    27,238      30,998       9,600
Cash and cash equivalents at beginning of year.............    64,294      33,296      23,696
                                                             --------   ---------   ---------
Cash and cash equivalents at end of year...................  $ 91,532   $  64,294   $  33,296
                                                             ========   =========   =========
Supplemental disclosure:
  Interest paid, net of capitalized interest...............  $ 11,848   $  11,725   $  11,905
  Income taxes paid........................................  $ 20,182   $  18,107   $  18,512
Non-cash transactions:
  Liabilities assumed in connection with acquisition.......  $    642   $      --   $      --

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(1) THE COMPANY

     Cambrex Corporation and Subsidiaries (the "Company" or "Cambrex") primarily provides products and services worldwide to pharmaceutical and biopharmaceutical companies, generic drug companies, biotech companies and research organizations. The Company is dedicated to providing essential products and services to accelerate drug discovery, development and manufacturing processes for human therapeutics. The Company reports results in three segments: Bioproducts, consisting of research products and therapeutic application products; Biopharma segment, consisting of contract biopharmaceutical process development and manufacturing services; and Human Health segment, consisting of active pharmaceutical ingredients and pharmaceutical intermediates produced under Food and Drug Administration cGMP for use in the production of prescription and over-the-counter drug products and other fine custom chemicals derived from organic chemistry.

     In 2004 one customer, a distributor which represents multiple customers, accounted for 10.1% of the Company's total consolidated gross sales. In 2003 and 2002 no single customer accounted for more than 10% of total consolidated gross sales. As discussed in Note #13, on November 10, 2003, the sale of Rutherford Chemicals was completed and accordingly, the business comprising the Rutherford Chemicals segment is being reported as a discontinued operation in all periods presented.

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

  Derivative Instruments

     Derivative financial instruments are used by the Company primarily for hedging purposes to mitigate a variety of working capital, investment and borrowing risks. The use and mix of hedging instruments can vary depending on business and economic conditions and management's risk assessments. The Company uses a variety of strategies, including foreign currency forward contracts and transaction hedging, to minimize or eliminate foreign currency exchange rate risk associated with foreign currency transactions. Gains and losses on these hedging transactions are generally recorded in earnings in the same period as they are realized, which is usually the same period as the settlement of the underlying transactions. The Company uses interest rate derivative instruments only as hedges or as an integral part of borrowings. As such, the differential to be paid or received in connection with these instruments is accrued and recognized in income as an adjustment to interest expense.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Inventories

     Inventories are stated at the lower of standard cost, which approximates a first-in, first-out basis, or market. The determination of market value involves assessment of numerous factors, including costs to dispose of inventory and estimated selling prices. Reserves are recorded to reduce carrying value for inventory determined to be damaged, obsolete or otherwise unsaleable.

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost, net of accumulated depreciation. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives for each applicable asset group as follows:

Buildings and improvements.........................  20 to 30 years, or term of lease if
                                                       applicable
Machinery and equipment............................  7 to 15 years
Furniture and fixtures.............................  5 to 7 years
Computer hardware and software.....................  3 to 7 years

     Expenditures for additions, major renewals or betterments are capitalized and expenditures for maintenance and repairs are charged to income as incurred.

     When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operating expenses. Interest is capitalized in connection with the construction and acquisition of assets. The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset's estimated useful life. Total interest capitalized in connection with ongoing construction activities in 2004, 2003 and 2002 amounted to $400, $339 and $1,041, respectively.

  Intangible Assets

     Intangible assets are recorded at cost and amortized on a straight-line basis as follows:

Patents.................................  Amortized over the remaining life of individual patents
Product technology......................  5 to 18 years
Non-compete agreements..................  5 years
Trademarks and other....................  up to 40 years

  Impairment of Goodwill

     In January 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which required that goodwill, and indefinite-lived other intangible assets deemed to have an indefinite useful life, cease amortizing. The new rules also required that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. The Company reviews the carrying value of acquired intangible assets, including goodwill, to determine whether impairment may exist on an annual basis or whenever it has reason to believe goodwill may not be recoverable.

     Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, generally the

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

Company's operating segments, determined using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company's budget and long-term plans. Discount rate assumptions are based on market participant comparables. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

     The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

  Impairment of Long-Lived Assets

     The Company assesses the impairment of its long-lived assets under FAS 144, including amortizable intangible assets, and property, plant and equipment, whenever economic events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Long lived assets are considered to be impaired when the sum of the undiscounted expected future operating cash flows is less than the carrying amounts of the related assets. If impaired, the assets are written down to fair market value which equals discounted cash flow.

  Revenue Recognition

     Revenues in the Bioproducts and Human Health segments are generally recognized when title to products and risk of loss are transferred to customers. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations.

     Sales terms to certain customers include remittance of discounts if certain conditions are met. Additionally, sales are generally made with a limited right of return under certain conditions. The Company estimates these rebates and estimated returns at the time of sale based on the terms of agreements with customers and historical experience and recognizes revenue net of these estimated costs which are classified as allowances and rebates.

     Some contracts in the Bioproducts and Biopharma segments are based on time and materials and revenue for those contracts is recognized as services are performed. For contracts that contain milestone based payments the Company utilizes the EITF-91-6 "Revenue Recognition of Long-term Power Sales Contracts" model for recording revenue. Under this method, revenue is based on the cost of efforts (since the contract's commencement) up to the reporting date, divided by the total estimated contractual costs (from the contract's commencement to the end of the development arrangement), multiplied by the total expected contractual payments under the arrangement. However, revenue is limited to the amount of nonrefundable cash payments received or contractually receivable at the reporting date.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     In each of the segments the Company has certain contracts that contain multiple deliverables. These deliverables often include process development services and commercial production. The Company follows the guidance contained in EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables". Revenue for each element is recognized when that element is delivered to the customer based on the fair value for each element as determined based on sales price when sold separately.

     Amounts billed in advance are recorded as deferred revenue on the balance sheet.

  Income Taxes

     Deferred income taxes reflect the differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws currently enacted.

     The Company and its eligible subsidiaries file a consolidated U.S. income tax return. Certain subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. income tax return. Cambrex has adopted a policy to indefinitely reinvest the un-remitted earnings of certain non-U.S. subsidiaries, and as such, U.S. taxes have not been provided on their un-remitted earnings. At December 31, 2004, the cumulative amount of un-remitted earnings of non-U.S. subsidiaries was approximately $71 million.

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated earnings by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The Company is evaluating whether, and to what extent, it may repatriate foreign earnings that have not yet been remitted to the U.S.

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

  Environmental Costs

     In the ordinary course of business, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. The Company's policy is to accrue environmental cleanup related costs of a non-capital nature, including estimated litigation costs, when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. Such accruals are adjusted as further information develops or circumstances change. For certain matters, the Company expects to share costs with other parties. Costs of future expenditures for environmental remediation obligations are not discounted to their present value, unless the aggregate amount of the liability and the timing of cash payments are fixed or reasonably determinable. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed certain.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Foreign Currency

     The functional currency of the Company's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate Component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses relating to transactions of a long-term investment nature are accumulated in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the results of operations as a component of other revenues in the Consolidated Income Statement. Foreign currency net transaction gains were $1,161, $2,600 and $1,083 in 2004, 2003 and 2002, respectively.

  Earnings Per Common Share

     All diluted earnings per share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method.

     Earnings per share calculations are as follows:

                                                           FOR THE YEARS ENDED,
                                                      -------------------------------
                                                        2004        2003       2002
                                                      --------    --------    -------
Numerator:
(Loss)/income from continuing operations available
  to common stockholders............................  $(25,892)   $    245    $39,955
Loss from discontinued operations available to
  common stockholders...............................      (978)    (54,308)    (6,546)
                                                      --------    --------    -------
Net (loss)/income available to common
  stockholders......................................  $(26,870)   $(54,063)   $33,409
                                                      ========    ========    =======
Denominator:
Basic weighted average shares outstanding...........    26,094      25,775     25,954
Effect of dilutive stock options *..................        --         399        566
                                                      --------    --------    -------
Diluted weighted average shares outstanding.........    26,094      26,174     26,520
(Loss)/Earnings per share (basic):
(Loss)/income from continuing operations............  $  (0.99)   $   0.01    $  1.54
Loss from discontinuing operations..................  $  (0.04)   $  (2.11)   $ (0.25)
                                                      --------    --------    -------
Net (loss)/income...................................  $  (1.03)   $  (2.10)   $  1.29
                                                      ========    ========    =======
(Loss)/Earnings per share (diluted): *
(Loss)/income from continuing operations............  $  (0.99)   $   0.01    $  1.51
Loss from discontinued operations...................  $  (0.04)   $  (2.08)   $ (0.25)
                                                      --------    --------    -------
Net (loss)/income...................................  $  (1.03)   $  (2.07)   $  1.26
                                                      ========    ========    =======

---------------

* For 2004, the effect of stock options would be anti-dilutive and is therefore excluded.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     For the year ended December 31, 2004, 2003 and 2002, 2,083,716, 2,095,939,
and 1,223,150 shares respectively, were not included in the calculation of diluted shares outstanding because the option price was greater than the market price.

  Freight Billing and Costs

     The Company bills a portion of freight cost incurred on shipments to customers. Freight costs are reflected in Cost of goods sold and amounts billed to customers are recorded within Net revenues. These amounts are not material to the Company's operating results.

  Stock Based Compensation

     At December 31, 2004, the Company has seven active stock-based employee compensation plans currently in effect, which are described more fully in Note #15. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost related to the stock option plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 as amended by FASB No. 148, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2004        2003       2002
                                                      --------    --------    -------
Net (loss)/income, as reported......................  $(26,870)   $(54,063)   $33,409
Add: stock based compensation expense included in
  reported net income...............................     1,228       1,589        419
Deduct: stock-based compensation expenses determined
  using fair value method, net of tax effects in
  2002..............................................    (5,969)     (6,570)    (2,133)
                                                      --------    --------    -------
Proforma net (loss)/income..........................  $(31,611)   $(59,044)   $31,695
(Loss)/earnings per share:
  Basic - as reported...............................  $  (1.03)   $  (2.10)   $  1.29
  Basic - proforma..................................  $  (1.21)   $  (2.29)   $  1.22
  Diluted - as reported.............................  $  (1.03)   $  (2.07)   $  1.26
  Diluted - proforma................................  $  (1.21)   $  (2.26)   $  1.20

     The pro-forma compensation expense pertaining to stock options of $4,741, $4,981, and $1,714 for 2004, 2003 and 2002, respectively, was calculated based on recognizing ratably over the vesting period the fair value of each option determined using the Black-Scholes option-pricing model for non-performance options and a path dependent model for performance options. The following assumptions were used in the Black-Scholes model to determine fair value on grant date of grants issued in 2004, 2003 and 2002, respectively: (i) average dividend yield of 0.55%, 0.57% and 0.30% (ii) expected volatility of 41.75%, 40.81% and 33.77%, (iii) risk-free interest rate ranging from 2.75% to 3.95% , 2.75% to 3.95%, and 3.84% to 4.84%, and (iv) expected life of 6-7 years.

  Comprehensive Income

     SFAS 130, "Reporting Comprehensive Income," requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders' equity, to be included in other

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

comprehensive income. Included within accumulated other comprehensive income for the Company are foreign currency translation adjustments, changes in the fair value related to derivative instruments classified as cash flow hedges, net of related tax benefit, unrealized gain on available for sales securities and changes in the minimum pension liability, net of related tax benefit. Total comprehensive income for the years ended 2004 and 2003 is included in the Statement of Stockholders' Equity.

     The components of Accumulated Other Comprehensive Income in Stockholders' Equity are as follows:

                                                                2004       2003
                                                              --------    -------
Foreign currency translation................................  $ 33,104    $12,880
Unrealized gain (loss) on hedging contracts.................       792       (484)
Unrealized gain on available for sale securities............        13         --
Minimum pension liability...................................   (10,427)    (6,939)
                                                              --------    -------
  Total.....................................................  $ 23,482    $ 5,457
                                                              ========    =======

  Software and Development Costs

     In 2004, 2003 and 2002, the Company capitalized purchased software from a third party vendor and software development costs incurred under the provisions of SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." Capitalized costs include only (1) external direct costs of materials and services incurred in developing or obtaining internal use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote substantial time to the internal-use software project, and (3) interest costs incurred, while developing internal-use software. Amortization begins when assets are ready for their intended purpose and are placed in service. Capitalized software and development costs were $1,039, $817 and $2,823 for 2004, 2003 and 2002, respectively. Software and development costs are being amortized using the straight-line method over the expected life of the product, which ranges from 3 to 7 years.

     Research and development costs, business process re-engineering costs, training and computer software maintenance costs are expensed as incurred.

(3) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  Consolidation of Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation became applicable for the Company in its fourth quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics

     In December 2003, the FASB issued FIN 46R which requires the application of either FIN 46 or FIN 46R by public entities created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 by public entities were already required to be analyzed under FIN 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R will be applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(3) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)

not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004. The Company has reviewed FIN 46 and FIN 46R and determined their impact did not have an effect on the Company's consolidated financial position or results of operations.

  Employer's Disclosure about Pension and Other Post-Retirement Benefits

     In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act ("the Act") of 2003", which supersedes FASB issued Staff Position 106-1 of the same title. The Act allows for the federal government to make subsidy payments (beginning in 2006) to employers that sponsor postretirement benefit plans under which retirees receive prescription drug benefits that are "actuarially equivalent" to the prescription drug benefit provided under Medicare. The Staff Position clarifies the accounting for the benefits attributable to the Act. The Company has determined that the benefits provided under the Company's plan are not actuarially equivalent to the Medicare Part D benefit under the Act. As a result, FSP No. 106-2 will not have any effect on the Company's consolidated financial position or results of operations.

  Inventory Costs

     In November 2004, the FASB published SFAS No. 151 "Inventory Costs -- an amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criteria of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facility. This Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 or earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The Company is reviewing SFAS No. 151 to determine its impact on the Company's financial position or results of operations.

  Share-Based Payment

     In December 2004, the FASB published SFAS No. 123 (revised 2004) "Share-Based Payment". SFAS No. 123R supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement eliminates the alternative to use Opinion No. 25's intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement shall be effective as of the beginning of the first interim or annual period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. The Company is in the process of reviewing the SFAS No. 123 implementation and determining its transition methodology and impact on the second half of 2005.

(4) ACQUISITIONS

     In October 2004, Cambrex completed the acquisition of Genolife SA., located in Saint Beauzire, France, for approximately $6,000 in cash. Genolife is an innovative biotechnology company specializing in rapid microbial detection testing for the pharmaceutical, agriculture, food and cosmetic industries. The acquisition will expand the project offerings in the Bioproducts segment.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(4) ACQUISITIONS -- (CONTINUED)

     The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the acquired assets and liabilities on the basis of their respective fair values. As a result, the Company recognized goodwill and intangible assets of $2,063 and $2,857, respectively. The goodwill was assigned to the Bioproducts segment. Of the $2,857 of acquired intangible assets, $2,028 was assigned to patents with a useful life of 18 years, and $829 was assigned to developed technology with useful lifes ranging from 9 to 18 years.

     Acquisitions are accounted for under the purchase method of accounting and accordingly the results of operations of acquisitions are included in the accompanying consolidated financial statements from the date of acquisition. The acquisition would not have had a material impact on the results of operations had the acquisition occurred at the beginning of 2004 and as such no proforma results have been presented.

(5) GOODWILL AND INTANGIBLE ASSETS

     In accordance with SFAS 142, "Goodwill and Other Intangible Assets" the Company has established units based on its current segment structure for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company evaluates goodwill and other intangible assets not subject to amortization at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable based on the estimated future cash flows.

     In the third quarter of 2004, the Company evaluated whether the carrying value of the goodwill related to its Baltimore reporting unit, which is a component of the Biopharma segment, was recoverable due to the lowering of Baltimore's revenue and operating income forecast for the remainder of 2004 and beyond versus prior projections. The Company tested for impairment and determined that the carrying value exceeded its fair value, as determined by using a discounted cash flow model. Management then valued its tangible and identifiable intangible assets for purposes of determining the implied fair value of goodwill. Upon completion of the assessment, the Company recorded a non-cash impairment charge of $48,720 to reduce the carrying value of goodwill in the Baltimore reporting unit to its estimated fair value of $65,584.

     The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003, are as follows:

                                                                HUMAN
                                     BIOPRODUCTS   BIOPHARMA   HEALTH
                                       SEGMENT      SEGMENT    SEGMENT    TOTAL
                                     -----------   ---------   -------   --------
Balance as of January 1, 2003......    $52,308     $125,338    $36,708   $214,354
Other, including contingent
  purchase price adjustment........        188           --         --        188
Translation effect.................      1,291           --      4,909      6,200
                                       -------     --------    -------   --------
Balance as of December 31, 2003....     53,787      125,338     41,617    220,742
Goodwill impairment................         --      (48,720)        --    (48,720)
Genolife acquisition...............      2,063           --         --      2,063
Other, including contingent
  purchase price adjustment........       (865)          --         --       (865)
Translation effect.................        321           --      2,734      3,055
                                       -------     --------    -------   --------
Balance as of December 31, 2004....    $55,306     $ 76,618    $44,351   $176,275
                                       =======     ========    =======   ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(5) GOODWILL AND INTANGIBLE ASSETS -- (CONTINUED)

     Other intangible assets that are not subject to amortization beginning January 1, 2003, consist of the following:

                                                         AS OF          AS OF
                                                      DECEMBER 31,   DECEMBER 31,
                                                          2004           2003
                                                      ------------   ------------
Proprietary Process.................................    $ 1,675        $ 1,675
Trademarks..........................................     33,898         33,898
                                                        -------        -------
  Total.............................................    $35,573        $35,573
                                                        =======        =======

  Intangible Assets:

     Other intangible assets, which will continue to be amortized, consist of the following:

                                               AS OF                    AS OF
                                         DECEMBER 31, 2004        DECEMBER 31, 2003
                                       GROSS CARRYING AMOUNT    GROSS CARRYING AMOUNT
                                       ---------------------    ---------------------
Patents..............................        $  5,792                  $ 3,122
Proprietary Process..................           8,189                    6,972
Supply Agreements....................           2,110                    2,110
Trademarks...........................           1,384                      785
Unpatented Technology................           5,912                    5,912
Other................................           2,674                    2,249
Fully Amortized Assets*..............           2,883                    2,883
                                             --------                  -------
  Total..............................          28,944                   24,033
                                             --------                  -------
Accumulated Amortization.............         (10,136)                  (8,215)
                                             --------                  -------
Net..................................        $ 18,808                  $15,818
                                             ========                  =======

*This category includes certain fully amortized patents, proprietary process and non-compete agreements.

     Amortization expense amounted to $1,921, $1,626 and $1,554 for the years ended December 31, 2004, 2003 and 2002, respectively.

     The expected future amortization expense related to current intangible assets currently recorded in the future is as follows:

For the year ended December 31, 2005........................  $2,134
For the year ended December 31, 2006........................  $2,117
For the year ended December 31, 2007........................  $2,040
For the year ended December 31, 2008........................  $1,740
For the year ended December 31, 2009........................  $1,636

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(6) NET INVENTORIES

     Net inventories consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2004       2003
                                                           -------    -------
Finished goods...........................................  $45,002    $42,045
Work in process..........................................   23,658     19,105
Raw materials............................................   17,222     16,601
Supplies.................................................    5,157      4,262
                                                           -------    -------
          Total..........................................  $91,039    $82,013
                                                           =======    =======

(7) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         2004         2003
                                                       ---------    ---------
Land.................................................  $  12,022    $  11,543
Buildings and improvements...........................    132,091      123,727
Machinery and equipment..............................    334,367      302,041
Furniture and fixtures...............................     19,345       16,976
Construction in progress.............................     43,113       24,285
                                                       ---------    ---------
          Total......................................    540,938      478,572
Accumulated depreciation.............................   (260,148)    (209,425)
                                                       ---------    ---------
  Net................................................  $ 280,790    $ 269,147
                                                       =========    =========

     Depreciation expense was $38,937, $34,208 and $29,284 for the years ended December 31, 2004, 2003 and 2002, respectively.

(8) ACCRUED LIABILITIES

     The components of accrued liabilities are as follows:

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                            2004       2003
                                                           -------    -------
Salaries and employee benefits payable...................  $14,917    $19,115
Unrealized losses on interest rate swaps.................    1,277      4,215
Other accrued liabilities................................   35,987     31,192
                                                           -------    -------
          Total..........................................  $52,181    $54,522
                                                           =======    =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES

     (Loss)/income from continuing operations before income taxes consisted of the following:

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2004        2003       2002
                                                      --------    --------    -------
Domestic............................................  $(60,058)   $(20,211)   $ 1,615
International.......................................    48,627      47,056     51,155
                                                      --------    --------    -------
          Total.....................................  $(11,431)   $ 26,845    $52,770
                                                      ========    ========    =======

     The provision for income taxes for continuing operations consists of the following expenses (benefits):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2004       2003       2002
                                                        -------    -------    -------
Current:
  Federal.............................................  $    --    $ 2,060    $    --
  State...............................................      347        232        777
  International.......................................   13,648     16,303     20,011
                                                        -------    -------    -------
                                                        $13,995    $18,595    $20,788
                                                        =======    =======    =======
Deferred:
  Federal.............................................  $    --    $ 8,980    $(7,973)
  State...............................................      (17)       186         --
  International.......................................      483     (1,161)        --
                                                        -------    -------    -------
                                                        $   466    $ 8,005    $(7,973)
                                                        -------    -------    -------
          Total.......................................  $14,461    $26,600    $12,815
                                                        =======    =======    =======

     The provision for income taxes for continuing operations differs from the statutory federal income tax rate of 35% for 2004, 2003 and 2002 as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2004       2003       2002
                                                        -------    -------    -------
Income tax at Federal statutory rate..................  $(4,001)   $ 9,396    $18,470
State and local taxes, net of Federal income tax
  benefits............................................      208        232        505
Difference between Federal statutory rate and
  statutory rates on non-US income....................   (2,888)    (3,480)      (933)
Net change in valuation allowance.....................   21,142     21,487     (2,455)
Research and experimentation credits..................       --     (1,100)    (1,237)
Other.................................................       --         65     (1,535)
                                                        -------    -------    -------
          Total.......................................  $14,461    $26,600    $12,815
                                                        =======    =======    =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)

     The components of deferred tax assets and liabilities as of December 31, 2004 and 2003 relate to temporary differences and carryforwards as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2004       2003
                                                          --------   --------
Current deferred tax assets:
  Net operating loss carryforwards (foreign)............  $     --   $  2,721
  Inventory.............................................     1,273      2,061
  Receivables...........................................       254        433
  Vitamin B-3, legal and related reserves...............     5,104      7,034
  Italian substitute tax benefit........................        --      2,000
  Other.................................................     3,275      5,246
                                                          --------   --------
  Current deferred tax assets...........................     9,906     19,495
  Valuation allowances..................................    (7,301)   (10,738)
                                                          --------   --------
          Total current deferred tax assets.............  $  2,605   $  8,757
                                                          ========   ========
Non-current deferred tax assets:
  Foreign tax credits...................................  $ 15,712   $ 15,491
  Environmental.........................................       745        594
  Net operating loss carryforwards (domestic)...........    42,248     34,766
  Net operating loss carryforwards (foreign)............     3,996         --
  Employee benefits.....................................     5,765      4,543
  Restructuring.........................................        74        157
  Impairment of investment in securities................     2,764      2,764
  Research & experimentation tax credits................     5,697      4,658
  Alternative minimum tax credits.......................     4,155      4,155
  Italian substitute tax benefit........................     1,922         --
  Other -- non-current Assets...........................     3,752         --
                                                          --------   --------
  Non-current deferred tax assets.......................    86,830     67,128
  Valuation allowances..................................   (71,711)   (43,031)
                                                          --------   --------
          Total non-current deferred tax assets.........  $ 15,119   $ 24,097
                                                          --------   --------
Non-current deferred tax liabilities:
  Depreciation..........................................  $ 22,621   $ 23,030
  Intangibles...........................................    11,954     25,071
  Other.................................................     2,230      5,192
                                                          --------   --------
          Total non-current deferred tax liabilities....  $ 36,805   $ 53,293
                                                          ========   ========
          Total net non-current deferred tax
            liabilities.................................  $ 21,686   $ 29,196
                                                          ========   ========

     SFAS 109, Accounting for Income Taxes, requires the Company to establish a valuation allowance against deferred tax assets when it is more likely than not that the Company will be unable to realize those deferred tax assets in the future. Based on the Company's current and past performance, cumulative losses in recent years resulting from domestic operations, the market environment in which the Company operates, and the utilization of past tax attributes, the Company has established a valuation allowance of $75,678 against a

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)

portion of its domestic deferred tax assets. However, the Company has not recorded a valuation allowance against domestic tax assets which are offset by domestic deferred tax liabilities that are expected to reverse in the future. In addition, the Company has not recorded a valuation allowance against domestic deferred tax assets of approximately $13 million at December 31, 2004, that the Company could utilize upon the implementation of certain tax planning strategies. Should the Company continue to experience losses, these tax planning strategies may be negatively affected which could result in future increases to the domestic deferred tax asset valuation allowance. With respect to the Company's foreign deferred tax assets, the Company has recorded a valuation allowance of $3,334.

     The Company expects to maintain a full valuation allowance against its net domestic deferred tax assets, subject to the consideration of all prudent and feasible tax planning strategies, until such time as the Company attains an appropriate level of future domestic profitability and the Company is able to conclude that it is more likely than not that its domestic deferred tax assets are realizable. The change in the domestic valuation allowance for the years ended December 31, 2004 and 2003 was $24,047 and $51,536, respectively. The change in the foreign valuation allowance for the years ended December 31, 2004 and 2003 was $1,196 and ($588), respectively.

     Under the tax laws of the various jurisdictions in which the Company operates, net operating losses (NOLs) may be carried forward, subject to statutory limitations, to reduce taxable income in future years. The tax effect of such NOL carryforwards aggregated approximately $46,244 and $37,487 at December 31, 2004 and 2003, respectively. These NOLs will expire during the period from 2018 through 2024.

     As of December 31, 2004, approximately $15,712 of foreign tax credits were available as credits against future U.S. income taxes. Under the U.S. Internal Revenue Code, these foreign tax credits will expire in 2010 through 2014 and are offset by a full valuation allowance, as discussed above.

     Certain adjustments to 2003 deferred tax balances and cumulative translation adjustments have been recorded in 2004. The amounts are not considered material to prior periods.

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. The Company is evaluating whether, and to what extent, it may repatriate foreign earnings that have not yet been remitted to the U.S.

     As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. The Company believes that its positions comply with applicable law and intends to continue to defend its positions. The Company believes that it has adequately provided for the estimated outcome related to these matters.

(10) SHORT-TERM DEBT

     The Company has lines of credit in Italy with local banks (the "Facility"). The Facility is short-term and provides three types of financing with the following limits: Overdraft protection of approximately $9,000, export financing of approximately $9,000 and advances on uncleared deposits of approximately $300. The overdraft protection and export financing facilities bear interest at varying rates when utilized, however, advances on uncleared deposits bear no interest. There are no amounts outstanding as of December 31, 2004 and 2003. The 2004 and 2003 average interest rates were 1.6% and 1.7%, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(10) SHORT-TERM DEBT -- (CONTINUED)

     Short-term debt at December 31, 2004 and 2003 consists of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Current portion of long-term debt...........................  $1,400   $1,376
                                                              ======   ======

(11) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2004       2003
                                                          --------   --------
Bank credit facilities(a)...............................  $120,000   $105,200
Senior notes(b).........................................   100,000    100,000
Capitalized leases(c)...................................     7,280      8,545
Notes payable...........................................       307         --
                                                          --------   --------
          Subtotal......................................   227,587    213,745
Less: current portion...................................    (1,400)    (1,376)
                                                          --------   --------
          Total.........................................  $226,187   $212,369
                                                          ========   ========

     (a) In November 2003, the Company amended its five-year Syndicated Senior Revolving Credit Facility ("The 5-Year Agreement") of $268,750, which originated in November 2001 and expires in November 2006, led by JPMorganChase as the Administrative Agent. The 5-Year Agreement was amended to include an "accordion feature" which, if utilized, will allow for the increase of the total commitments of up to $75,000 with bank approval.

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

     The applicable margin discussed above is based upon the ratio of consolidated funded indebtedness to consolidated EBITDA of Cambrex Corporation. The Company also pays a facility fee between .175% to .30% on the entire credit facility.

     The bank loan is collateralized by dividend and distribution rights associated with a pledge of a portion of stock that the Company owns in a foreign holding company. This foreign holding company owns certain of the Company's non-U.S. operating subsidiaries.

     As of December 31, 2004, there was $120,000 outstanding and $148,750 undrawn under the 5-year Agreement. Of the undrawn amount, $63,057 is available to be borrowed as of December 31, 2004 due to limits established in the Credit Agreement.

     The 5-Year Agreement is subject to financial covenants requiring the Company to maintain certain levels of net worth, interest coverage ratio, leverage ratios and limitations on indebtedness. The Company complied with all covenants during 2004.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(11) LONG-TERM DEBT -- (CONTINUED)

     (b) In June 2003, the Company borrowed $75,000 in a private offering consisting of 7-year guaranteed senior Notes due in June 2010 with interest payments due semi-annually at an annual rate of 5.31%. During October 2003, the Company borrowed an additional $25,000 in a private offering consisting of 10-year guaranteed senior Notes due in October 2013 with interest payments due semi-annually at an annual rate of 7.05%. These Notes rank equal with the Company's other senior indebtedness. The funds were used primarily to pay down existing bank debt and provide Cambrex with longer term fixed rate debt.

     (c) The Company assumed three capital leases as part of the acquisition of Cambrex BioScience Baltimore, Inc. in June 2001 of $12,100. The leases are for buildings and improvements. There is $7,280 outstanding at December 31, 2004. All capital leases are collateralized by their underlying assets.

     The 2004 and 2003 average interest rates were 5.5% and 4.8% respectively.

     Aggregate maturities of long-term debt are as follows:

2005........................................................   $  1,400
2006........................................................    121,721
2007........................................................      1,436
2008........................................................      1,460
2009........................................................      1,570
Thereafter..................................................    100,000
                                                               --------
          Total.............................................   $227,587
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

     The Company adopted (SFAS 133) Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities," and its corresponding amendments under SFAS No. 138, (referred to hereafter as "SFAS 133"), which establishes accounting and reporting standards for derivative financial instruments. The Company's policy is to enter into forward exchange contracts and/or currency options to hedge foreign currency transactions. This hedging strategy mitigates the impact of short-term foreign exchange rate movements on the Company's operating results primarily in Sweden, Belgium, England and Italy. The Company's primary market risk relates to exposures to foreign currency exchange rate fluctuations on transactions entered into by these international operations that are denominated primarily in U.S. Dollars, Swedish Krona, British Pound Sterling and Euros. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations. The Company's forward exchange contracts substantially offset gains and losses on the transactions being hedged. The forward exchange contracts have varying maturities with none exceeding twelve months. The Company makes net settlements for forward exchange contracts at maturity, based upon negotiated rates at inception of the contracts. The Company also enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(12) DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)

     All forward and swap contracts outstanding at December 31, 2004 have been designated as cash flow hedges and, accordingly, changes in the fair value of derivatives are recorded each period in Accumulated other comprehensive income. Changes in the fair value of the derivative instruments reported in Accumulated other comprehensive income will be reclassified as earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company's financial results. The unrealized net gain recorded in Accumulated other comprehensive income at December 31, 2004 was $792. This amount will be reclassified into earnings as the underlying forecasted transactions occur. The net gain recognized in earnings related to foreign currency forward contracts during the twelve months ended December 31, 2004 was $1,161. The net loss on interest rate swap contracts recognized in interest expense was $2,797 for the twelve months ended December 31, 2004.

  Interest Rate Swap Agreements

     The notional amounts provide an indication of the extent of the Company's involvement in such agreements but do not represent its exposure to market risk. The following table shows the notional amounts outstanding, maturity dates, and the weighted average receive and pay rates of interest rate swap agreements as of December 31, 2004.

                                                               WEIGHTED AVG. RATE
NOTIONAL                                           MATURITY    -------------------
AMOUNTS                                              DATE       PAY       RECEIVE
--------                                           --------    -----      --------
$10,000..........................................    2006      4.72%        2.30%
$10,000..........................................    2006      5.05%        2.55%
$10,000..........................................    2005      4.66%        2.47%
$10,000..........................................    2005      4.73%        2.47%
$ 5,000..........................................    2005      3.37%        2.13%
$10,000..........................................    2005      4.75%        2.55%
$20,000..........................................    2005      4.98%        2.44%
$ 5,000..........................................    2005      3.35%        2.13%

     Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions. The fair value of these agreements, based on quoted market prices, was in a loss position of $1,255 at December 31, 2004.

  Foreign Exchange Instruments

     The table below reflects the notional and fair value amounts of foreign exchange contracts at December 31, 2004 and 2003.

                                                         2004                2003
                                                   -----------------   -----------------
                                                   NOTIONAL    FAIR    NOTIONAL    FAIR
                                                   AMOUNTS    VALUE    AMOUNTS    VALUE
                                                   --------   ------   --------   ------
Forward exchange contracts.......................  $16,692    $1,189   $28,036    $2,089

     The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value since approximately 53% of the underlying debt has variable rate terms and reprices quarterly. Of this amount, the Company has interest rate swaps covering 67% of the outstanding debt at December 31,

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(12) DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)

2004. The remaining 47% of the debt has fixed interest rates, however, at current market interest rates, the carrying amount and fair market values are not notionally different as of December 31, 2004. The balance of unrealized gains included in comprehensive income at December 31, 2004 will be recognized in earnings over the next 12 months.

(13) DISCONTINUED OPERATIONS -- SALE OF RUTHERFORD CHEMICALS

     On November 10, 2003, the Company completed the sale of Rutherford Chemicals. As a result of the completion of the transaction, the business comprising the Rutherford Chemicals segment is being reported as a discontinued operation in all periods presented. The agreement specified proceeds for the sale of $55,000 in cash at closing, a $2,000 subordinated 12% interest bearing note payable in full in 5 1/2 years from the closing date, and an $8,000 performance-based cash earn-out if certain future operating profit targets are achieved in each of the next 3 years. These terms resulted in a write-down of assets to estimated fair value of approximately $53,098 which is based on the selling price, including fees associated with the transaction. The Company has not included any of the performance based cash earn-out in the computation of the $53,098 loss and income for discontinued operations will be recorded in future periods if the Company receives any payments under the earn-out arrangement. In the first quarter of 2004, the Company finalized the post closing working capital adjustment. This adjustment, along with legal and other charges associated with the sale, resulted in an additional $742 charge to discontinued operations in the first quarter 2004. In the third quarter of 2004, the Company incurred an additional $236 primarily for revised estimates of environmental liabilities associated with Rutherford Chemicals. These losses have not been tax effected, the reasons for which are more fully explained in Note #9.

     In accordance with the sale agreement, the Company has retained certain liabilities of the Rutherford Chemicals business including existing general litigation matters, including the Vitamin B-3 matter, pre-closing environmental liabilities and post retirement benefits and pension liabilities. See Note #23.

     The following table shows revenues and loss from the discontinued operations:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                          2004      2003       2002
                                                          -----   --------   --------
Revenues................................................  $  --   $108,569   $127,746
                                                          =====   ========   ========
Pre-tax loss from operations of discontinued
  operations............................................   (978)    (1,243)    (8,933)
Write-down to fair value................................     --    (53,098)        --
                                                          -----   --------   --------
Loss from discontinued operations before taxes..........  $(978)  $(54,341)  $ (8,933)
                                                          =====   ========   ========

(14)  STOCKHOLDERS' EQUITY

     The Company has two classes of common shares designated Common Stock and Nonvoting Common Stock. Authorized shares of Common Stock were 100,000,000 at December 31, 2004 and 2003. Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 2004 and 2003.

     At December 31, 2004 there were 1,004,069 of authorized shares of Common Stock reserved for issuance for stock option plans.

     Nonvoting Common Stock with a par value of $.10, has equal rights with Common Stock, with the exception of voting power. Nonvoting Common Stock is convertible, share for share, into Common Stock,

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(14) STOCKHOLDERS' EQUITY -- (CONTINUED)

subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock. As of December 31, 2004 and 2003, no shares of Nonvoting Common Stock were outstanding.

     The Company held treasury stock of 2,593,129 and 2,614,910 shares at December 31, 2004 and 2003, respectively, and are used for issuance to the Cambrex Savings Plan. In May 2000, the Board of Directors authorized the Company to purchase an additional 1,000,000 shares of Company Stock in the open market from time to time at a price determined by the Share Repurchase Committee. The Company has purchased 419,300 shares under this authorization as of December 31, 2004.

     The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 2004 and 2003, there was no preferred stock outstanding.

(15)  STOCK BASED COMPENSATION

     The Company has seven stock-based compensation plans currently in effect. The 1994 Stock Option Plan ("1994 Plan"), the 1996 Performance Stock Option Plan ("1996 Plan"), the 1998 Stock Option Plan ("1998 Plan"), the 2001 Performance Stock Option Plan ("2001 Plan"), the 2003 Performance Stock Option Plan ("2003 Plan"), and the 2004 Omnibus Incentive Plan ("2004 Plan") provide for the granting of non-qualified and incentive stock options (ISOs) intended to qualify as additional incentives to management and other key employees. The 2000 Non-Executive Stock Option Plan ("2000 Plan") provides for the granting of non-qualified stock options and ISOs intended to qualify as additional incentives to non-executive employees. The 1996 Plan, the 1998 Plan, the 2001 Plan, the 2003 Plan and the 2004 Plan also provide for the granting of non-qualified stock options to non-employee directors.

     Certain options under the 1996 Plan, the 1998 Plan, the 2000 Plan, the 2001 Plan, and the 2003 Plan may become exercisable six years after the date of grant, subject to acceleration if the publicly traded share price of the Company's Common Stock equals or exceeds levels determined by the Compensation Committee of the Board of Directors within certain time periods or in the event of a change in control. Options may also become exercisable based on the passage of time, such that the option becomes fully exercisable in a series of cumulating portions over a four-year period. Options have a term of no more than ten years from the date of grant. In addition, stock option awards may be transferred to a member of the Participant's immediate family or to a trust or similar vehicle for the benefit of such transferee.

     The Company applies the provisions of APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) amended by FAS 148 establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company has adopted the disclosure only provisions available under SFAS 123. Accordingly, no compensation cost has been recognized for stock option plans under SFAS 123.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) STOCK BASED COMPENSATION -- (CONTINUED)

     Shares of Common Stock subject to outstanding options under the stock option plans were as follows:

                                                      OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                      ----------------------------------------------------   --------------------
                                                              WEIGHTED AVERAGE
                                                  ----------------------------------------               WEIGHTED
                                                                     REMAINING                           AVERAGE
                        AUTHORIZED     NUMBER      OPTION PRICE     CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
                       FOR ISSUANCE   OF SHARES     PER SHARE $     LIFE (YRS)    PRICE $     SHARES     PRICE $
                       ------------   ---------   ---------------   -----------   --------   ---------   --------
1994 Plan............     300,000         9,000   11.438               0.32       11.438        9,000     11.44
                                         14,000   26.667               6.31       26.667       14,000     26.67
1996 Plan............   3,000,000       391,000   12.375 - 17.500      1.00       13.698      391,000     13.70
                                        201,700   18.675 - 27.500      5.86       23.693       93,177     24.74
                                        206,582   27.562 - 41.290      5.97       35.735      111,209     33.54
                                        258,667   43.625 - 46.850      5.05       43.637       97,001     43.63
1998 Plan............   1,180,000       451,849   21.903 - 27.563      3.41       22.615      424,599     22.66
                                        139,039   34.750 - 46.850      5.56       41.549       66,172     39.39
2000 Plan............     500,000        88,500   34.750 - 37.070      6.22       35.332           --        --
                                        241,500   40.125 - 46.850      5.85       44.285       53,828     44.19
2001 Plan............     750,000       503,000   18.675 - 29.750      8.00       26.522      204,250     27.03
                                        198,194   36.950 - 46.850      7.08       39.940       85,194     42.82
2003 Plan............     500,000       396,476   18.675 - 25.560      5.42       19.900       96,491     19.72
2004 Plan............   1,500,000       836,850   21.903               6.64       21.903      142,546     21.90
                        ---------     ---------                                              ---------
TOTAL SHARES.........   7,730,000     3,936,357   11.438 - 46.850                  27.07     1,788,467    25.11
                        =========     =========                                              =========

     Information regarding the Company's stock option plans is summarized below:

                                                                             WEIGHTED AVERAGE
                                                                          ----------------------
                                                              NUMBER OF   EXERCISE     OPTIONS
                                                               SHARES     PRICE $    EXERCISABLE
                                                              ---------   --------   -----------
Outstanding at December 31, 2001............................  3,146,267    29.10      2,248,352
                                                              ---------
  Granted...................................................    583,932    34.57
  Exercised.................................................   (306,200)   20.21
  Cancelled.................................................   (263,284)   42.65
                                                              ---------
Outstanding at December 31, 2002............................  3,160,715               1,789,383
                                                              ---------
  Granted...................................................    715,900    20.99
  Exercised.................................................   (122,750)    8.97
  Cancelled.................................................    (53,000)   37.71
                                                              ---------
Outstanding at December 31, 2003............................  3,700,865               1,865,331
                                                              ---------
  Granted...................................................  1,015,350    22.08
  Exercised.................................................   (353,951)   17.48
  Cancelled.................................................   (425,907)   35.76
                                                              ---------
Outstanding at December 31, 2004............................  3,936,357               1,788,467
                                                              =========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) STOCK BASED COMPENSATION -- (CONTINUED)

The weighted-average grant-date fair value of options granted during 2004, 2003 and 2002 was $9.68, $9.09 and $14.51, respectively, per share.

     Cambrex senior executives participate in a long-term incentive plan which rewards achievement of long-term strategic goals with restricted stock units. Awards are made annually to key executives and vest in one-third increments on the first, second and third anniversaries of the grant. On the third anniversary of the grant, restrictions on sale or transfer are removed and shares are issued to executives. In the event of termination of employment, the participant is entitled to the vested portion of the restricted stock units and forfeits the remaining amount; the three-year restriction remains in place. In the event of death, retirement, or permanent disability, all shares vest and the deferred sales restriction lapses. For the years ended December 31, 2004, 2003 and 2002 the Company recorded $952, $695 and $419 respectively, in compensation expense for this plan. Shares are held in trust for the restricted stock grants. The number of shares held at December 31, 2004 and 2003 was 87,314 and 73,783, respectively. The fair value of these shares was $2,366 and $1,864 at 2004 and 2003, respectively.

     In May 2003, the former Chief Executive Officer and current Executive Chairman of the Board was granted 150,000 incentive stock appreciation rights. In the fourth quarter 2003 these rights vested and, as such, the Chairman of the Board is entitled to a cash settlement representing the difference in value between the closing price of Cambrex stock on the day of the grant, which was $19.30, and the closing price of Cambrex stock on the day the rights are exercised. These rights terminate one year after his retirement as an employee of the Company. These rights will be marked to market until the rights are exercised or expire with the amount being recorded as compensation expense or benefit in the applicable period. For the years ended December 31, 2004 and 2003 the Company recorded $276 and $894, respectively, in compensation expense.

(16)  RETIREMENT PLANS

 Domestic Pension Plans

     The Company maintains two U.S. defined-benefit pension plans: (1) the Nepera Hourly Pension Plan (the "Nepera Plan") which covers the union employees at the Harriman, New York plant, which the Company sold on November 10, 2003, and (2) the Cambrex Pension Plan (the "Cambrex Plan") which covers all other eligible employees.

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

     The net periodic pension expense for both 2004 and 2003 is based on a twelve month period and on valuations of the plans as of January 1. However, the reconciliation of funded status is determined as of the September 30 measurement date.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(16) RETIREMENT PLANS -- (CONTINUED)

     The funded status of these plans, incorporating fourth quarter contributions, as of September 30, 2004 and 2003 is as follows:

                                                               2004      2003
                                                              -------   -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at October 1.............................  $47,267   $40,326
Service cost................................................    2,395     2,598
Interest cost...............................................    3,010     2,841
Curtailments................................................       --    (1,214)
Actuarial loss..............................................    2,494     4,388
Benefits paid...............................................   (1,913)   (1,672)
                                                              -------   -------
Benefit obligation at September 30..........................  $53,253   $47,267
                                                              -------   -------

                                                                2004       2003
                                                              --------   --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at October 1......................  $ 28,951   $ 24,621
Actual return on plan assets................................     3,411      3,920
Contributions...............................................     4,438      2,082
Benefits paid...............................................    (1,913)    (1,672)
                                                              --------   --------
Fair value of plan assets at September 30...................  $ 34,887   $ 28,951
                                                              --------   --------
Funded status...............................................   (18,366)   (18,316)
Unrecognized prior service cost.............................       522        567
Unrecognized net loss.......................................    14,266     13,008
Additional minimum liability................................    (9,601)    (9,857)
                                                              --------   --------
Accrued benefit cost at September 30,.......................   (13,179)   (14,598)
Fourth quarter contributions................................       901        481
                                                              --------   --------
Accrued benefit cost at December 31,........................  $(12,278)  $(14,117)
                                                              ========   ========

     Major assumptions used in determining the benefit obligation as of September 30 for the Company's domestic pension plans are presented in the following table:

                                                              2004    2003
                                                              -----   -----
Discount rate...............................................  5.75%   6.00%
Rate of compensation increase...............................  4.50%   4.50%

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(16) RETIREMENT PLANS -- (CONTINUED)

     The components of net periodic pension cost are as follows:

                                                           2004      2003      2002
                                                          -------   -------   -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost............................................  $ 2,395   $ 2,598   $ 1,625
Interest Cost...........................................    3,010     2,841     2,339
Expected return on plan assets..........................   (2,768)   (2,098)   (2,190)
Amortization of prior service cost......................       46        68        38
Recognized actuarial loss...............................      592       519        88
Curtailment loss on sale of Rutherford..................       --       351        --
                                                          -------   -------   -------
Net periodic benefit cost...............................  $ 3,275   $ 4,279   $ 1,900
                                                          =======   =======   =======

     Major assumptions used in determining the net cost for the Company's domestic pension plans are presented in the following table:

                                                              2004    2003    2002
                                                              -----   -----   -----
Discount rate...............................................  6.00%   6.75%   6.75%
Expected return on plan assets..............................  8.50%   8.50%   8.50%
Rate of compensation increase...............................  4.50%   4.50%   5.00%

     In making its assumption for the long-term rate of return, the Company has utilized historical rates earned on securities allocated consistently with its investments.

     The aggregate Accumulated Benefit Obligation (ABO) as of September 30, 2004 of $48,066 exceeds plan assets by $13,179 in 2004 for all domestic plans.

     The Company expects to contribute approximately $500 in cash to its two U.S. defined-benefit pension plans in 2005.

  Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                              PENSION
                                                              BENEFITS
                                                              --------
2005........................................................  $ 1,822
2006........................................................    1,896
2007........................................................    2,055
2008........................................................    2,174
2009........................................................    2,351
2010-2014...................................................   14,858

     The investment objective for plan assets is to achieve long-term growth of capital with exposure to risk set at an appropriate level. The objective shall be accomplished through the utilization of a diversified asset mix consisting of equities (domestic and international) and taxable fixed income securities. The account is to be managed on a fully discretionary basis to obtain the highest total rate of return in keeping with a moderate level of risk.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(16) RETIREMENT PLANS -- (CONTINUED)

     The allocation of pension plan assets is as follows:

                                                                          PERCENTAGE OF
                                                                           PLAN ASSETS
                                                               TARGET     -------------
ASSET CATEGORY:                                              ALLOCATION   2004    2003
---------------                                              ----------   -----   -----
U.S. Equities..............................................  30%-65%       50.2%   46.3%
International Equities.....................................   0%-15%       10.4%   10.1%
U.S. Fixed Income..........................................  30%-50%       37.6%   43.6%
Cash.......................................................    N/A          1.8%     --
                                                                          -----   -----
                                                                          100.0%  100.0%

     The Company has a Supplemental Executive Retirement Plan (SERP) for key executives. This plan is non-qualified and unfunded. It consists of two plans, the Corporate SERP plan and the BioWhittaker SERP Plan.

     The benefit obligation for these plans as of December 31, 2004 and 2003 is as follows:

                                                               2004      2003
                                                              -------   -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 7,021   $ 6,136
Service cost................................................      215       251
Interest cost...............................................      440       423
Actuarial (gain)/loss.......................................      (29)      436
Benefits paid...............................................     (225)     (225)
                                                              -------   -------
Benefits obligation at end of year..........................    7,422     7,021
                                                              =======   =======
Funded status...............................................   (7,422)   (7,021)
Unrecognized prior service cost.............................       24        28
Unrecognized net loss.......................................    1,807     1,995
Additional minimum liability................................   (1,536)   (1,718)
                                                              -------   -------
Accrued benefit at December 31,.............................  $(7,127)  $(6,716)
                                                              =======   =======

     Major assumptions used in determining the benefit obligation as of December 31 for the Company's SERP Plans are presented in the following table:

                                                              2004    2003
                                                              -----   -----
Discount rate...............................................  5.75%   6.00%
Rate of compensation increase...............................  5.00%   5.00%

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(16) RETIREMENT PLANS -- (CONTINUED)

     The components of net periodic benefit cost are as follows:

                                                              2004   2003   2002
                                                              ----   ----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost................................................  $215   $251   $226
Interest Cost...............................................   440    423    396
Amortization of prior service cost..........................     4      4     15
Recognized actuarial loss...................................   159    132    114
                                                              ----   ----   ----
Net periodic benefit cost...................................  $818   $810   $751
                                                              ====   ====   ====

     Major assumptions used in determining the net cost for the Company's SERP plans are presented in the following table:

                                                              2004    2003    2002
                                                              -----   -----   -----
Discount rate...............................................  6.00%   6.75%   7.50%
Rate of compensation increase...............................  5.00%   5.00%   5.00%

  Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                              SERP
                                                              -----
2005........................................................  $ 336
2006........................................................    359
2007........................................................    461
2008........................................................    569
2009........................................................    563
2010-2014...................................................  2,761

  International Pension Plans

     Certain foreign subsidiaries of the Company maintain pension plans for their employees that conform to the common practice in their respective countries. Based on local laws and customs, some of those plans are not funded. For those plans that are funded, the amount in the trust supporting the plan is actuarially

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(16) RETIREMENT PLANS -- (CONTINUED)

determined, and where applicable, in compliance with local statutes. The funded status of these plans, as of December 31, 2004 and 2003 is as follows:

                                                                2004       2003
                                                              --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 19,336   $ 13,664
Service cost................................................       882        633
Interest cost...............................................       990        828
Plan participants' contribution.............................       (33)       (37)
Actuarial loss..............................................     1,777      1,232
Benefits paid...............................................       (17)      (134)
Foreign exchange............................................     1,953      3,150
                                                              --------   --------
Benefit obligation at end of year...........................  $ 24,888   $ 19,336
                                                              ========   ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............  $  3,738   $  2,490
Actual return on plan assets................................       354        343
Company contributions.......................................       551        310
Plan participant contribution...............................       169        145
Benefits paid...............................................       (17)      (134)
Foreign exchange............................................       393        583
                                                              --------   --------
Fair value of plan assets at end of year....................  $  5,188   $  3,737
                                                              --------   --------
Funded status...............................................  $(19,700)  $(15,599)
Unrecognized actuarial loss.................................     7,952      5,851
Unrecognized prior service cost.............................       (87)       (85)
Unrecognized net gain.......................................      (433)      (442)
Additional minimum liability................................    (3,919)        --
Foreign exchange............................................       352        628
                                                              --------   --------
Accrued benefit.............................................  $(15,835)  $ (9,647)
                                                              ========   ========

     Certain adjustments were made in 2004 for the 2003 additional minimum pension liability. The adjustments were not considered material to prior periods.

     Major assumptions used in determining the benefit obligation as of December 31, for the Company's International pension plans are presented in the following table:

                                                             2004            2003
                                                         -------------   -------------
Discount rate..........................................  4.50% - 5.26%   5.20% - 5.50%
Rate of compensation increase..........................  3.00% - 3.50%   3.00% - 3.75%

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(16) RETIREMENT PLANS -- (CONTINUED)

     The components of the net periodic pension cost is as follows:

                                                               2004     2003    2002
                                                              ------   ------   -----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost................................................  $  882   $  633   $ 471
Interest Cost...............................................     990      828     598
Expected return on plan assets..............................    (288)    (182)   (221)
Amortization of excess plan net.............................     (35)     (32)    (27)
Amortization of prior service cost..........................     166      127     107
                                                              ------   ------   -----
Net periodic benefit cost...................................  $1,715   $1,374   $ 928
                                                              ======   ======   =====

     Major assumptions used in determining the net cost for the Company's international pension plans are presented in the following table:

                                              2004            2003            2002
                                          -------------   -------------   -------------
Discount rate...........................  4.50% - 5.26%   5.20% - 5.50%   5.50% - 5.60%
Expected return on plan assets..........      6.89%           7.34%       6.90% - 7.60%
Rate of compensation increase...........  3.00% - 3.50%   3.00% - 3.75%   3.00% - 3.50%

     The aggregate ABO of $21,023 for international plans exceeds plan assets by $15,835 in 2004.

     The Company expects to contribute approximately $669 in cash to its international pension plans in 2005.

  Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                              PENSION
                                                              BENEFITS
                                                              --------
2005........................................................   $  297
2006........................................................      340
2007........................................................      384
2008........................................................      464
2009........................................................      538
2010-2014...................................................    3,654

     The allocation of pension plan assets is as follows:

                                                              PERCENTAGE OF
                                                               PLAN ASSETS
                                                              -------------
ASSET CATEGORY:                                               2004    2003
---------------                                               -----   -----
Equities....................................................   92.2%   95.8%
Fixed Income................................................    3.6%    1.7%
Property....................................................    1.4%    0.6%
Cash........................................................    2.8%    1.9%
                                                              -----   -----
                                                              100.0%  100.0%

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(16) RETIREMENT PLANS -- (CONTINUED)

  Savings Plan

     Cambrex makes available to all employees a savings plan as permitted under Sections 401(k) and 401(a) of the Internal Revenue Code. Employee contributions are matched in part by Cambrex. The cost of this plan amounted to $2,092, $2,113 and $1,941 in 2004, 2003 and 2002, respectively.

  Other

     The Company has a non-qualified Compensation Plan for Key Executives ("the Deferred Plan"). Under the Deferred Plan, officers and key employees may elect to defer all or any portion of their pre-tax annual bonus and/or annual base salary. Included within other liabilities at December 31, 2004 and 2003 there is $1,270 and $1,611, respectively, representing the Company's obligation under the plan. To assist in the funding of this obligation, the Company invests in certain mutual funds and as such, included within other assets at December 31, 2004 and 2003 is $1,270 and $1,611, respectively, representing the fair value of these funds. During 1995, the Board amended the Deferred Plan to permit officers and key employees to elect to defer receipt of Company stock which would otherwise have been issued upon the exercise of Company options. Total shares held in trust as of December 31, 2004 and 2003 are 228,677 and 248,504, respectively, and are included as a reduction of equity at cost. The value of the shares held in trust and the corresponding liability of $6,197 at December 31, 2004 have been recorded in equity. The Deferred Plan is not funded by the Company, but the Company has established a Deferred Compensation Trust Fund which holds the shares issued.

(17)  OTHER POSTRETIREMENT BENEFITS

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(17) OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)

     The benefit obligation of the plan as of September 30, 2004 and 2003, incorporating fourth quarter payments, is as follows:

                                                               2004      2003
                                                              -------   -------
CHANGE IN BENEFIT OBLIGATION
Accumulated benefit obligation at beginning of year.........  $ 2,532   $ 7,323
Service cost................................................       53       124
Interest cost...............................................      154       198
Prior service cost..........................................       --    (3,446)
Actuarial loss/(gain).......................................      207      (742)
Curtailment.................................................       --      (737)
Benefits paid...............................................     (291)     (188)
                                                              -------   -------
Accumulated benefit obligation at end of year...............  $ 2,655   $ 2,532
Unrecognized net loss.......................................   (2,227)   (2,139)
Unrecognized prior service cost.............................    1,146     1,298
                                                              -------   -------
Accrued benefit cost at September 30,.......................  $ 1,574   $ 1,691
Fourth quarter benefits paid................................      (36)      (48)
                                                              -------   -------
Accrued benefit obligation at end of year...................  $ 1,538   $ 1,643
                                                              =======   =======

     The periodic postretirement benefit cost includes the following components:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                             2004     2003      2002
                                                             -----   -------   ------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost of benefits earned............................  $  53   $   124   $  379
Interest cost..............................................    154       198      465
Amortization of transition obligation......................     --        --       93
Actuarial loss recognized..................................    119       211      163
Amortization of unrecognized prior service cost............   (151)     (175)      --
Curtailment gain on Rutherford.............................     --    (1,046)      --
                                                             -----   -------   ------
Total periodic postretirement benefit cost.................  $ 175   $  (688)  $1,100
                                                             =====   =======   ======

     Major assumptions used in determining the benefit obligation and net cost for the Company's postretirement benefits are presented in the following table as weighted averages:

                                                        BENEFIT
                                                      OBLIGATION         NET COST
                                                      -----------   ------------------
                                                      2004   2003   2004   2003   2002
                                                      ----   ----   ----   ----   ----
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate.......................................  5.75%  6.00%  6.00%  6.75%  7.50%

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(17) OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)

  Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                                OPEB
                                                              BENEFITS
                                                              --------
2005........................................................    $101
2006........................................................     110
2007........................................................     124
2008........................................................     139
2009........................................................     150
2010-2014...................................................     871

     The assumed health care cost trend rate used to determine the accumulated postretirement benefit obligation is 10% in 2004 decreasing 1% per year to an ultimate rate of 5% in 2009 (11% in 2003). A one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by $86 and would increase the sum of interest and service cost by $7. A one-percentage-point decrease would lower the accumulated postretirement benefit obligation by $100 and would decrease the sum of interest and service cost by $9.

(18) RESTRUCTURING, IMPAIRMENTS AND OTHER CHARGES

  2004 Actions

     In the first quarter of 2004, management communicated to employees that a workforce reduction would occur at one of the Company's European facilities within the Human Health segment. The Company recorded a $1,000 charge in Other, net operating expenses to accrue for the termination benefits related to the workforce reduction of 13 employees. As of December 31, 2004 approximately $900 has been paid.

     The following table displays the activity related to the 2004 reduction in workforce reserve through December 31, 2004 (in millions):

                                                    2004 ACTIVITY
                                             ----------------------------   DECEMBER 31, 2004
                                             2004 EXPENSE   CASH PAYMENTS    RESERVE BALANCE
                                             ------------   -------------   -----------------
Workforce reduction........................      $1.0           $(0.9)            $0.1
                                                 ====           =====             ====

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

     The fixed asset impairments related to certain assets at a Rutherford Chemicals domestic site, and a domestic site included as part of continuing operations, and were based on an assessment completed in the third quarter that indicated the return on investment was below management's expectations. As a result, an impairment charge was recorded reflecting the asset value associated with the discontinued product line. The closure costs relate to a domestic facility and include asset write downs, disposal, and other related costs.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(18) RESTRUCTURING, IMPAIRMENTS AND OTHER CHARGES -- (CONTINUED)

     Severance charges, which apply to a Rutherford Chemicals domestic site and the Corporate office, relate to the termination of approximately 19 employees. As of January 31, 2003, all these employees have been terminated.

     The accrual balance related to the 2002 actions for severance and other costs included above was approximately $200 at December 31, 2004.

     The following table displays the activity related to the 2002 restructuring, impairments and other charges through December 31, 2004 (in millions):

                                                            DECEMBER 31,              DECEMBER 31,              DECEMBER 31,
                           TOTAL     NON-CASH      CASH     2002 RESERVE     CASH     2003 RESERVE     CASH     2004 RESERVE
                          CHARGES   WRITEOFFS    PAYMENTS     BALANCE      PAYMENTS     BALANCE      PAYMENTS     BALANCE
                          -------   ----------   --------   ------------   --------   ------------   --------   ------------
Restructuring,
  Impairments and Other
  Charges:
  Fixed asset
    impairments.........    7.7        (7.7)         --          --            --          --            --          --
  Goodwill impairment...    4.0        (4.0)         --          --            --          --            --          --
  Employee severance....    1.0          --          --         1.0          (0.8)        0.2          (0.2)         --
  Facility closure
    costs...............    1.8          --        (0.2)        1.6          (0.6)        1.0          (0.8)        0.2
                           ----       -----        ----         ---          ----         ---          ----         ---
    Total restructuring,
      impairments and
      other charges.....   14.5       (11.7)       (0.2)        2.6          (1.4)        1.2          (1.0)        0.2
  Inventory
    write-offs..........    0.6        (0.6)         --          --            --          --            --          --
                           ----       -----        ----         ---          ----         ---          ----         ---
    Total...............   15.1       (12.3)       (0.2)        2.6          (1.4)        1.2          (1.0)        0.2
                           ====       =====        ====         ===          ====         ===          ====         ===

(19) OTHER INCOME AND EXPENSE -- NET

     The Other-net component of Other (income) expense is $73, $139 and $7,890 for 2004, 2003 and 2002 respectively. The 2002 amount consisted primarily of two equity investment impairments totaling $7,344 related to investments in emerging technology companies. One company, in which an investment was held, had experienced significant financial difficulties in 2002. This led Cambrex to evaluate the market value of the investment. This evaluation indicated that a decline in the market value was other than temporary and accordingly, an impairment charge was recorded for $3,089. Cambrex performed an assessment in the carrying value of the other investment and concluded that a $4,255 impairment was necessary in the second quarter 2002. Also included in the 2002 expense were $312 of costs due to a convertible debt arrangement that was abandoned, and $194 of costs associated with an investment in a joint venture.

(20) SEGMENT INFORMATION

     The Company classifies its business units into three reportable segments:
Bioproducts, consisting of research products and other therapeutic application products, Biopharma, consisting of contract biopharmaceutical process development and manufacturing services and Human Health, consisting of active pharmaceutical ingredients and pharmaceutical intermediates produced under Food and Drug Administration cGMP for use in the production of prescription and over-the-counter drug products and other fine custom chemicals derived from organic chemistry.

     Information as to the operations of the Company in each of its business segments is set forth below based on the nature of the products and services offered. Cambrex evaluates performance based gross profit and operating profit. Operating profit is most similar to income from continuing operations and a reconciliation is

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(20) SEGMENT INFORMATION -- (CONTINUED)

included below. Intersegment sales are not material. The Company allocates certain corporate expenses to each of the segments.

     The following is a summary of business segment information:

                                                         2004       2003       2002
                                                       --------   --------   --------
GROSS SALES
Bioproducts..........................................  $136,108   $119,298   $107,870
Biopharma............................................    43,270     44,128     55,218
Human Health.........................................   259,737    242,165    231,342
                                                       --------   --------   --------
                                                       $439,115   $405,591   $394,430
                                                       ========   ========   ========

                                                         2004       2003       2002
                                                       --------   --------   --------
GROSS PRODUCT SALES DETAIL FOR EACH SEGMENT
Bioproducts:
  Research Products..................................  $ 70,657   $ 62,650   $ 58,308
  Therapeutic Application............................    65,451     56,648     49,562
                                                       --------   --------   --------
          Total Bioproducts..........................  $136,108   $119,298   $107,870
                                                       ========   ========   ========
Biopharma:
  Contract Biopharmaceutical Manufacturing...........  $ 43,270   $ 44,128   $ 55,218
                                                       --------   --------   --------
          Total Biopharma............................  $ 43,270   $ 44,128   $ 55,218
                                                       ========   ========   ========
Human Health:
  Active Pharmaceutical Ingredients..................  $200,555   $183,632   $172,953
  Pharmaceutical Intermediates.......................    27,365     24,349     24,194
  Other..............................................    31,817     34,184     34,195
                                                       --------   --------   --------
          Total Human Health.........................  $259,737   $242,165   $231,342
                                                       ========   ========   ========

                                                         2004       2003       2002
                                                       --------   --------   --------
GROSS PROFIT
Bioproducts..........................................  $ 74,930   $ 60,056   $ 56,614
Biopharma............................................     4,880     11,829     27,049
Human Health.........................................    90,930     90,521     94,055
                                                       --------   --------   --------
                                                       $170,740   $162,406   $177,718
                                                       ========   ========   ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(20) SEGMENT INFORMATION -- (CONTINUED)


                                                         2004        2003        2002
                                                       --------   ----------   --------
OPERATING (LOSS)/PROFIT
Bioproducts..........................................  $ 26,386    $ 17,205    $ 15,306
Biopharma............................................   (53,813)      2,256      16,798
Human Health.........................................    50,651      56,818      59,718
Corporate............................................   (23,632)    (37,455)    (19,898)
                                                       --------    --------    --------
          Total Operating (Loss)/profit..............  $   (408)   $ 38,824    $ 71,924
                                                       ========    ========    ========
Interest expense, net................................  $ 10,950    $ 11,840    $ 11,264
Other, net...........................................        73         139       7,890
Taxes................................................    14,461      26,600      12,815
                                                       --------    --------    --------
          (Loss)/income from continuing operations...  $(25,892)   $    245    $ 39,955
                                                       ========    ========    ========

                                                         2004        2003
                                                       --------   ----------
TOTAL ASSETS
Bioproducts..........................................  $220,791    $197,689
Biopharma............................................   134,591     176,467
Human Health.........................................   399,538     358,811
Corporate............................................    37,065      45,536
                                                       --------    --------
                                                       $791,985    $778,503
                                                       ========    ========

                                                         2004        2003        2002
                                                       --------   ----------   --------
CAPITAL SPENDING
Bioproducts..........................................  $ 10,601    $  8,477    $  6,197
Biopharma............................................     9,167      12,319       5,098
Human Health.........................................    18,593      15,646      28,180
Corporate............................................     1,119       1,415         968
                                                       --------    --------    --------
                                                       $ 39,480    $ 37,857    $ 40,443
                                                       ========    ========    ========

                                                         2004        2003        2002
                                                       --------   ----------   --------
DEPRECIATION
Bioproducts..........................................  $  5,514    $  5,125    $  4,966
Biopharma............................................     4,239       2,277       2,122
Human Health.........................................    27,950      25,072      20,409
Corporate............................................     1,234       1,734       1,787
                                                       --------    --------    --------
                                                       $ 38,937    $ 34,208    $ 29,284
                                                       ========    ========    ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(20) SEGMENT INFORMATION -- (CONTINUED)


                                                         2004        2003        2002
                                                       --------   ----------   --------
AMORTIZATION
Bioproducts..........................................  $  1,455    $  1,206    $  1,169
Biopharma............................................       431         413         379
Human Health.........................................        35           7           6
                                                       --------    --------    --------
                                                       $  1,921    $  1,626    $  1,554
                                                       ========    ========    ========

(21) FOREIGN OPERATIONS AND EXPORT SALES

     The following summarized data represents the gross sales and long lived tangible assets for the Company's domestic and foreign entities for 2004, 2003 and 2002:

                                                       DOMESTIC   FOREIGN     TOTAL
                                                       --------   --------   --------
2004
Gross Sales..........................................  $200,442   $238,673   $439,115
Long-lived tangible assets...........................   124,595    156,195    280,790
2003
Gross Sales..........................................  $181,925   $223,666   $405,591
Long-lived tangible assets...........................   118,509    150,638    269,147
2002
Gross Sales..........................................  $187,348   $207,082   $394,430
Long-lived tangible assets...........................   111,208    128,736    239,944

     Export sales, included in domestic gross sales, in 2004, 2003 and 2002 amounted to $29,945, $22,100, and $23,684, respectively.

     Sales by geographic area consist of the following:

                                                         2004       2003       2002
                                                       --------   --------   --------
North America........................................  $213,668   $206,079   $216,591
Europe...............................................   198,540    173,035    150,180
Asia.................................................    17,723     16,401     17,745
Other................................................     9,184     10,076      9,914
                                                       --------   --------   --------
Total................................................  $439,115   $405,591   $394,430
                                                       ========   ========   ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(22)  COMMITMENTS

     The Company has operating leases expiring on various dates through the year 2013. The leases are primarily for office and laboratory equipment and vehicles. At December 31, 2004, future minimum commitments under non-cancelable operating lease arrangements were as follows:


Year ended December 31:
  2005......................................................  $ 4,223
  2006......................................................    4,063
  2007......................................................    4,163
  2008......................................................    3,606
  2009 and thereafter.......................................    9,798
                                                              -------
  Total commitments.........................................  $25,853
                                                              =======

     Total operating lease expense was $4,815, $4,205 and $5,017 for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company is party to several unconditional purchase obligations resulting from contracts that contain legally binding provisions with respect to quantities, pricing and timing of purchases. The Company's purchase obligations include commitments to purchase raw materials and equipment and for the construction of a new warehouse. At December 31, 2004 future commitments under these obligations were as follows:


Year ended December 31:
  2005......................................................  $ 8,065
  2006......................................................    2,459
  2007......................................................      986
  2008......................................................      928
  2009 and thereafter.......................................    2,724
                                                              -------
  Total Commitments.........................................  $15,162
                                                              =======

     In the first quarter 2003, the Company reached an agreement with Mylan Laboratories, Inc. under which the Company would contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. Approximately $6,015 was paid as of December 31, 2004 in accordance with the agreement, with the remaining $6,400 to be paid over the next four years. At December 31, 2004 future commitments under this agreement were as follows:


Year ended December 31:
  2005......................................................  $1,600
  2006......................................................   1,600
  2007......................................................   1,600
  2008......................................................   1,600
                                                              ------
  Total Commitments.........................................  $6,400
                                                              ======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

     In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $5,570 and $5,100 at December 31, 2004 and 2003, respectively. The increase in the accrual is due to currency fluctuation of $252, payments of $332 and an increase to the reserve of $550. A portion of this increase relates to an increase in an existing reserve associated with the on-going investigation and remediation at the Company's Carlstadt, New Jersey location. An assessment of remedial costs based on information currently known resulted in the increase. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of what it believes are the probable and estimable costs associated with environmental proceedings including amounts for legal and investigation fees where remediation costs may not be estimable at the reporting date.

     The Company expects to receive information in the near future on three matters, as described below that could impact the Company's current assessment of its probable and estimable costs and as such may require an adjustment to the reserves.

     As a result of the sale of the Bayonne, New Jersey facility (see "Sale of Rutherford Chemicals" section of this Note), an obligation to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act was triggered and the Company has retained the responsibility for such obligation. The Company completed a Preliminary Assessment (PA) of the Site and submitted the PA to the New Jersey Department of Environmental Protection. The PA identified potential areas of concern based on historical operations and proposed certain sampling at the Site. The Company has reserved for the costs of the sampling. The results of the sampling will be used to develop an estimate of the Company's future liability for remediation costs, if required.

     In March 2000, the Company completed the acquisition of the Cambrex Profarmaco Landen facility in Belgium. At the time of acquisition, Cambrex was aware of certain site contamination and recorded a reserve for the estimated costs of remediation. This property has been the subject of an extensive on-going

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(23)  CONTINGENCIES -- (CONTINUED)

environmental investigation, which has been completed with no change to the reserve warranted based on such information. The health risk assessment related to the site contamination is on-going.

     The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. In 1997, Cosan entered into an Administrative Consent Order with the State of New Jersey Department of Environmental Protection. Under the Administrative Consent Order, Cosan is required to complete an investigation of the Clifton site conditions and conduct remediation as may be necessary. The investigation of site conditions continues and is expected to be completed in mid-2005. The results of the investigation will enable the Company to estimate its liability, if any. In February 2005, the New Jersey Federal District Court ruled that a lawsuit against Cosan by the owners of property adjacent to the Clifton location could be placed on the active calendar. The outcome of this matter could also affect the reserves.

     The Company is involved in other matters where the range of liability is not reasonably estimable at this time and it is not determinable when information will become available to provide a basis for recording an accrual, should an accrual be required.

     If any of the Company's environmental matters are resolved in a more unfavorable manner than presently estimated, these matters, either individually or in the aggregate, could have a material adverse effect on the Company's financial condition, operating results and cash flows when resolved in a future reporting period.

  Litigation and Other Matters

     Mylan Laboratories

     In 1998 the Company and its subsidiary Profarmaco S.r.l. (currently known as Cambrex Profarmaco Milano S.r.l.") ("Profarmaco") were named as defendants (along with Mylan Laboratories, Inc. ("Mylan") and Gyma Laboratories of America, Inc., Profarmaco's distributor in the United States) in a proceeding instituted by the Federal Trade Commission ("FTC") in the United States District Court for the District of Columbia (the "District Court"). The allegations arose from exclusive license agreements between Profarmaco and Mylan covering two active pharmaceutical ingredients ("APIs"). The FTC alleged violations of the Federal Trade Commission Act; including unlawful restraint of trade and conspiracy to monopolize markets for the APIs. A lawsuit making similar allegations against the same parties seeking injunctive relief and treble damages was filed by the Attorneys General of 31 states in the District Court on behalf of those states and persons in those states who were purchasers of the generic pharmaceuticals. The FTC and Attorneys General's suits were settled in February 2001, with Mylan (on its own behalf and on behalf of Profarmaco and Cambrex) agreeing to pay over $140,000 and with Mylan, Profarmaco and Cambrex agreeing to monitor certain future conduct.

     The same parties including the Company and Profarmaco have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of the APIs in generic form, making allegations similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

     On April 7, 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. In accordance with the agreement approximately $6,015 has been paid through 2004, with the remaining $6,400 to be paid over the next four years. Cambrex recorded an $11,342 charge (discounted to the present value due to the five

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(23)  CONTINGENCIES -- (CONTINUED)

year pay-out) in the first quarter of 2003 as a result of this settlement. As of December 31, 2004 the outstanding balance for this liability was $5,885.

     Vitamin B-3

     On May 14, 1998, the Company's subsidiary, Nepera, which formerly operated the Harriman facility and manufactured and sold niacinamide (Vitamin B-3), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. In 2000, Nepera reached agreement with the Government as to its alleged role in Vitamin B-3 violations from 1992 to 1995. The Canadian government claimed similar violations. All government suits in the U.S. and Canada have now been concluded.

     Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3. The actions seek injunctive relief and unspecified but substantial damages. An accrual of $6,000 was recorded in the fourth quarter 1999 to cover the anticipated government settlements, related litigation, and legal expenses. During 2002 based on information developed during 2002 this accrual was increased to $10,000. Several actions have been concluded during 2003 and 2004. All settlement amounts are fully reserved. Additional settlements are being discussed in several more indirect purchaser cases and we believe that current reserves are sufficient to complete the settlements.

     Litigation in the United States under the U.S. antitrust laws was commenced some years ago by a group of European purchasers. On motion by the Vitamin B-3 defendants, the District Court dismissed the litigation, under the long-standing rule that foreign purchasers cannot sue in U.S. courts under U.S. antitrust statutes. Thereafter, the Federal Circuit Court for the District of Columbia reversed the District Court's decision. The Vitamin B-3 defendants, supported by the U.S. Department of Justice, appealed to the United States Supreme Court and oral arguments were heard on April 29, 2004. In June 2004, the United States Supreme Court ruled that foreign purchasers could not sue in U.S. courts under U.S. antitrust statutes if the conduct at issue resulted in purely foreign harm. However, the Court left open potential claims where foreign injuries suffered by foreign plaintiffs were dependent upon domestic harm resulting from conduct that violates the U.S. antitrust laws. The Supreme Court remanded the matter to the Circuit Court for briefing on the issue of whether Plaintiffs preserved such a claim in the underlying proceedings, in which case a hearing on the claim would proceed in District Court. The balance of this accrual as of December 31, 2004 was approximately $3,043. This accrual has been recorded in accrued liabilities. Any adjustments to this liability will be recorded as part of discontinued operations.

     Sale of Rutherford Chemicals

     The Company completed the sale of its Rutherford Chemicals business on November 10, 2003. Under the agreement for the sale, the Company provided standard representations and warranties and included various covenants concerning the business, operations, liabilities and financial condition of the Rutherford Chemicals business. Most of such representations and warranties will survive for a period of thirty days after the Buyer's preparation of its audited financial statements for year-end 2004. Therefore, claims for breaches of such representations would have to be brought during that time frame. Certain specified representations and warranties and covenants, such as those relating to employee benefit matters and certain environmental matters, will survive for longer periods and claims under such representations, warranties and covenants could be brought during such longer periods. Under the sale agreement, the Company has indemnified the Buyer for breaches of representations, warranties and covenants. Indemnifications for certain but not all representations and warranties are subject to a deductible of $750 and a cap at 25 percent of the purchase price. On March 31, 2005, the Company received a claim by the purchasers of the Rutherford Chemicals business claiming breach

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(23)  CONTINGENCIES -- (CONTINUED)

of representations and warranties contained in the October 2003 Purchase Agreement. The Company is in the process of evaluating the claim and cannot determine at this time if it has any merit.

     Under the agreement for sale, the Company has retained the liabilities associated with existing general litigation matters related to Rutherford Chemicals, including Vitamin B-3 as stated above. With respect to certain pre-closing environmental matters, the Company retains the responsibility for:
(i) certain existing matters including violations, environmental testing for the New York facility incinerator and off-site liabilities; and (ii) completing the on-going remediation at the New York facility. Further, as a result of the sale of the Bayonne, New Jersey facility, the obligation to investigate site conditions and conduct required remediation under the provisions of the New Jersey Industrial Site Recovery Act was triggered; and the Company has retained the responsibility for completion of any such investigation and remediation. With respect to all other pre-closing environmental liabilities, whether known or unknown, the Buyer is responsible for the management of potential future matters; however, the Buyer and the Company may share the costs of associated remediation with respect to such potential future matters, subject to certain limitations defined in the agreement for sale. The Company has accrued for exposures which are deemed probable and estimable.

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

     The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of December 31, 2004.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(24)  CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      1ST          2ND            3RD          4TH
                                                   QUARTER(1)   QUARTER(1)   QUARTER(1)(4)   QUARTER      YEAR
                                                   ----------   ----------   -------------   --------   --------
                                                   (RESTATED)   (RESTATED)    (RESTATED)
2004
Gross sales......................................   $113,549     $108,951       $99,250      $117,365   $439,115
Net revenues.....................................    115,632      110,049       100,336       117,640    443,657
Gross profit.....................................     45,471       42,006        39,194        44,069    170,740
Income/(loss) from continuing operations.........      7,759        6,339       (44,861)        4,871    (25,892)
Loss on discontinued operations..................       (742)          --          (236)           --       (978)
Net income/(loss)................................      7,017        6,339       (45,097)        4,871    (26,870)
Basic earnings per share:(2)
  Income/(loss) from continuing operations.......       0.30         0.24         (1.72)         0.19      (0.99)
  Loss on discontinued operations................      (0.03)          --         (0.01)           --      (0.04)
  Net income/(loss)..............................       0.27         0.24         (1.73)         0.19      (1.03)
Diluted earnings per share:(2)
  Income/(loss) from continuing operations.......       0.29         0.24         (1.72)         0.18      (0.99)
  Loss on discontinued operations................      (0.03)          --         (0.01)           --      (0.04)
  Net income/(loss)..............................       0.26         0.24         (1.73)         0.18      (1.03)
Average shares:
  Basic..........................................     26,001       26,112        26,109        26,154     26,094
  Diluted........................................     26,605       26,383        26,109        26,540     26,094

                                                            1ST         2ND        3RD       4TH
                                                         QUARTER(3)   QUARTER    QUARTER   QUARTER      YEAR
                                                         ----------   --------   -------   --------   --------
2003
Gross sales............................................   $105,231    $103,116   $95,179   $102,065   $405,591
Net revenues...........................................    106,986     104,169    96,379    103,110    410,644
Gross profit...........................................     45,254      40,209    36,998     39,945    162,406
Income/(loss) from continuing operations...............      1,564       7,512   (14,901)     6,070        245
Income/(loss) on discontinued operations...............        795         539   (54,611)    (1,031)   (54,308)
Net income/(loss)......................................      2,359       8,051   (69,512)     5,039    (54,063)
Basic earnings per share:(2)
  Income/(loss) from continuing operations.............       0.06        0.29     (0.58)      0.24       0.01
  Income/(loss) on discontinued operations.............       0.03        0.02     (2.12)     (0.04)     (2.11)
  Net income/(loss)....................................       0.09        0.31     (2.70)      0.20      (2.10)
Diluted earnings per share:(2)
  Income/(loss) from continuing operations.............       0.06        0.29     (0.58)      0.23       0.01
  Income/(loss) on discontinued operations.............       0.03        0.02     (2.12)     (0.04)     (2.08)
  Net income/(loss)....................................       0.09        0.31     (2.70)      0.19      (2.07)
Average shares:
  Basic................................................     25,853      25,732    25,721     25,796     25,775
  Diluted..............................................     26,154      25,973    25,721     26,255     26,174

---------------
(1) During the 2004 year-end financial reporting process, the Company identified certain accounting adjustments principally related to amortization of leasehold improvements, employee benefit accruals, inventory and taxes that impacted prior years and prior quarters within 2004. The aggregate impact of the prior years' adjustments was a reduction to net income of $475 and is not considered material to any prior period. The impact on net income for the first, second and third quarters of 2004 was an increase of $36, an increase of $229 or $0.01 per fully diluted share and a decrease of $666 or $0.03 per fully diluted share, respectively. The Company has restated the results of the first three quarters of 2004 to reflect these adjustments. The prior years' adjustment of $475 has been reflected in the restated first quarter results, netting to a $439 reduction to net income or $0.02 per fully diluted share. See Note #25.
(2) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period, as such, the sum of the quarters may not necessarily equal the earnings per share amount for the year.
(3) The first quarter 2003 includes a special pre-tax charge of $11.3 million recorded in operating expenses for the settlement of certain class action lawsuits involving Mylan Laboratories.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(24)  CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) -- (CONTINUED)

(4) The third quarter 2004 includes a goodwill impairment charge related to the Baltimore reporting unit of the Biopharma segment of $48,720.

(25) RESTATEMENT OF 2004 QUARTERLY RESULTS -- UNAUDITED

     During the 2004 year-end financial reporting process, the Company identified certain accounting adjustments principally related to amortization of leasehold improvements, employee benefit accruals, inventory and taxes that impacted prior years and prior quarters within 2004. The cumulative impact of the prior years' adjustments was a reduction to net income of $475 and is not considered material to any prior period. The prior years' adjustment of $475 has been reflected in the restated first quarter 2004 results. The impact on net income for the first, second and third quarters of 2004 was a decrease of $439 or $0.02 per fully diluted share, an increase of $229 or $0.01 per fully diluted share and a decrease of $666 or $0.03 per fully diluted share, respectively. The Company has restated the results of the first three quarters of 2004 to reflect these adjustments.

     The Company also identified certain adjustments to the December 31, 2003 foreign deferred tax balances, minimum pension liability and other comprehensive income which have been reflected as of March 31, 2004. These adjustments were not considered material to 2003.

     The restatement did not have any impact on the Company's cash flows. A summary of the effects of the restatement on the accompanying Consolidated Income Statements and Consolidated Balance Sheets is as follows:

  CONSOLIDATED INCOME STATEMENTS

                                                                    QUARTER ENDED
                                                                   MARCH 31, 2004
                                                              -------------------------
                                                                  AS
                                                              PREVIOUSLY        AS
                                                               REPORTED      RESTATED
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Gross sales.................................................   $113,592      $113,549
Cost of goods sold..........................................     70,517        70,161
Gross profit................................................     45,158        45,471
SG&A expenses...............................................     27,479        27,437
R&D expenses................................................      4,722         4,743
Operating profit............................................     14,820        15,154
Provision for income taxes..................................      3,566         4,339
Income from continuing operations...........................      8,198         7,759
Net income..................................................      7,456         7,017
Diluted EPS, Continuing operations..........................   $   0.31      $   0.29
Diluted EPS, Net income.....................................   $   0.28      $   0.26

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(25) RESTATEMENT OF 2004 QUARTERLY RESULTS -- UNAUDITED -- (CONTINUED)


                                                                    QUARTER ENDED
                                                                    JUNE 30, 2004
                                                              -------------------------
                                                                  AS
                                                              PREVIOUSLY        AS
                                                               REPORTED      RESTATED
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Gross sales.................................................   $108,951      $108,951
Cost of goods sold..........................................     67,969        68,043
Gross profit................................................     42,080        42,006
SG&A expenses...............................................     24,739        24,425
R&D expenses................................................      4,665         4,673
Operating profit............................................     12,676        12,908
Provision for income taxes..................................      3,857         3,860
Income from continuing operations...........................      6,110         6,339
Net income..................................................      6,110         6,339
Diluted EPS, Continuing operations..........................   $   0.23      $   0.24
Diluted EPS, Net income.....................................   $   0.23      $   0.24

  CONSOLIDATED INCOME STATEMENTS

                                                                    QUARTER ENDED
                                                                 SEPTEMBER 30, 2004
                                                              -------------------------
                                                                  AS
                                                              PREVIOUSLY
                                                               REPORTED     AS RESTATED
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Gross sales.................................................   $ 99,250      $ 99,250
Cost of good sold...........................................     60,454        61,142
Gross profit................................................     39,882        39,194
SG&A expenses...............................................     25,645        25,668
R&D expenses................................................      4,512         4,520
Operating loss..............................................    (38,995)      (39,714)
Provision for income taxes..................................      2,555         2,502
Loss from continuing operations.............................    (44,195)      (44,861)
Net loss....................................................    (44,431)      (45,097)
Diluted EPS, Continuing operations..........................   $  (1.69)     $  (1.72)
Diluted EPS, Net loss.......................................   $  (1.70)     $  (1.73)

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(25) RESTATEMENT OF 2004 QUARTERLY RESULTS -- UNAUDITED -- (CONTINUED)

  CONSOLIDATED BALANCE SHEETS

                                                                 AS OF MARCH 31, 2004
                                                              ---------------------------
                                                              AS PREVIOUSLY
                                                                REPORTED      AS RESTATED
                                                              -------------   -----------
                                                               (UNAUDITED)    (UNAUDITED)
Trade receivables, net......................................    $ 56,263       $ 56,220
Inventories, net............................................      84,324         85,259
Deferred tax assets.........................................       8,757          6,174
Prepaid expenses and other current assets...................      11,164         10,863
Total current assets........................................     234,190        232,198
Property, plant and equipment, net..........................     261,173        260,465
Goodwill....................................................     219,668        218,574
Total assets................................................     773,236        769,442
Accrued Liabilities.........................................      58,626         58,316
Deferred tax liabilities....................................      28,998         29,021
Other non-current liabilities...............................      48,592         50,515
Total liabilities...........................................     374,898        376,534
Retained earnings...........................................     212,457        212,018
Accumulated other comprehensive loss........................      (4,081)        (9,072)
Shareholders' equity........................................    $398,338       $392,908

  CONSOLIDATED BALANCE SHEETS

                                                                  AS OF JUNE 30, 2004
                                                              ---------------------------
                                                              AS PREVIOUSLY
                                                                REPORTED      AS RESTATED
                                                              -------------   -----------
                                                               (UNAUDITED)    (UNAUDITED)
Trade receivables, net......................................    $ 57,167       $ 57,124
Inventories, net............................................      84,519         85,486
Deferred tax assets.........................................       8,757          6,174
Prepaid expenses and other current assets...................      21,653         21,347
Total current assets........................................     248,233        246,268
Property, plant and equipment, net..........................     262,100        261,209
Goodwill....................................................     219,424        218,330
Total assets................................................     787,339        783,389
Accrued Liabilities.........................................      56,658         56,062
Deferred tax liabilities....................................      28,998         28,895
Other non-current liabilities...............................      46,993         48,840
Total liabilities...........................................     383,299        384,447
Retained earnings...........................................     217,805        217,595
Accumulated other comprehensive loss........................      (3,743)        (8,631)
Shareholders' equity........................................    $404,040       $398,942

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(25) RESTATEMENT OF 2004 QUARTERLY RESULTS -- UNAUDITED -- (CONTINUED)


                                                               AS OF SEPTEMBER 30, 2004
                                                              ---------------------------
                                                              AS PREVIOUSLY
                                                                REPORTED      AS RESTATED
                                                              -------------   -----------
                                                               (UNAUDITED)    (UNAUDITED)
Trade receivables, net......................................    $ 56,276       $ 56,233
Inventories, net............................................      88,222         89,060
Deferred tax assets.........................................       8,757          6,174
Prepaid expenses and other current assets...................      21,184         20,929
Total current assets........................................     258,200        256,157
Property, plant and equipment, net..........................     265,261        264,187
Goodwill....................................................     171,514        170,420
Total assets................................................     752,519        748,308
Accrued Liabilities.........................................      59,176         59,085
Deferred tax liabilities....................................      28,998         29,351
Other non-current liabilities...............................      45,410         47,181
Total liabilities...........................................     386,856        388,889
Retained earnings...........................................     172,592        171,716
Accumulated other comprehensive income/(loss)...............       3,346         (2,022)
Shareholders' equity........................................    $365,663       $359,419

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A  CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

     We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

     PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited our management's assessment of the effectiveness of our internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2004 as stated in their report which is included herein under Item 8.

MANAGEMENT'S CONSIDERATION OF THE 2004 INTERIM PERIOD RESTATEMENT

     In coming to the conclusion that our internal control over financial reporting was effective as of December 31, 2004, our management considered, among other things, a significant control deficiency related to periodic reassessment of the application of generally accepted accounting principles in prior periods, which resulted in the need to restate our previously issued interim financial statements as disclosed in "Note 25" to the accompanying consolidated financial statements included in this Form 10-K. After reviewing and analyzing the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 99, "Materiality," Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," paragraph 29 and SAB Topic 5 F, "Accounting Changes Not Retroactively Applied Due to Immateriality," and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of interim or annual periods, taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders' equity was not material to the financial statements of prior interim or annual periods; and (iii) that we decided to restate our 2004 quarterly financial statements because the cumulative impact of the error, if recorded in the fourth quarter of 2004, would have been material to the quarter's reported net income, our management concluded that the restatement of the prior period financial statements was not the result of a material weakness in internal control over financial reporting as of December 31, 2004.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B  OTHER INFORMATION

     None

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11  EXECUTIVE COMPENSATION.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information called for by Part III is hereby incorporated by reference to the information set forth under the captions "Principal Stockholders," "Common Stock Ownership by Directors and Executive Officers," "Board of Directors," "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report on Executive Compensation," "Executive and Other Compensation," "Executive and Other Compensation," "Audit Committee Report" and "Principal Accounting Firm Fees" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders, to be held April 28, 2005, which meeting involves the election of directors, which definitive proxy statement is being filed with the Securities and Exchange Commission pursuant to Regulation 14A.

     In addition, information concerning the registrant's executive officers has been included in Part I under the caption "Executive Officers of the Registrant" in this Annual Report on Form 10-K.

                                    PART IV

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (a) 1. The following consolidated financial statements of the Company are filed as part of this report:

                                                                 PAGE NUMBER
                                                               (IN THIS REPORT)
                                                               ----------------
Report of Independent Registered Public Accounting Firm.....          45
Consolidated Balance Sheets as of December 31, 2004, and
  2003......................................................          47
Consolidated Income Statements for the Years Ended December
  31, 2004, 2003 and 2002...................................          48
Consolidated Statement of Stockholders' Equity for the Years
  Ended December 31, 2004, 2003 and 2002....................          49
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2004, 2003 and 2002..........................          50
Notes to Consolidated Financial Statements..................          51

     (a) 2. (i) The following schedule to the consolidated financial statements of the Company as filed herein and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule are filed as part of this report.

                                                                 PAGE NUMBER
                                                               (IN THIS REPORT)
                                                               ----------------
Schedule II -- Valuation and Qualifying Accounts............          99

     All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

     (a) 3. The exhibits filed in this report are listed in the Exhibit Index on pages 102-104

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

     (b) Reports on Form 8-K

     The following are the Form 8-Ks filed (or furnished) during the fourth quarter, 2004:

     October 21, 2004 regarding the press release dated October 18, 2004 announcing an agreement between Cambrex and Ortec International, Inc.

     October 21, 2004 regarding the press release dated October 20, 2004 announcing that Cambrex's wholly-owned subsidiary, Cambrex France SARL, acquired Genolife SA.

     October 29, 2004 regarding the press release dated October 28, 2004 announcing the financial results for the third quarter of 2004.

                                                                     SCHEDULE II

                              CAMBREX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)

                                           COLUMN A     COLUMN B     COLUMN C     COLUMN D    COLUMN E
                                           ---------   ----------   ----------   ----------   --------
                                                              ADDITIONS
                                                       -----------------------
                                            BALANCE    CHARGED TO   CHARGED TO
                                           BEGINNING    COST AND      OTHER                    END OF
CLASSIFICATION                              OF YEAR     EXPENSES     ACCOUNTS    DEDUCTIONS     YEAR
--------------                             ---------   ----------   ----------   ----------   --------
Year Ended December 31, 2004:
  Doubtful trade receivables and returns
     and allowances......................   $ 3,281     $  (369)      $   91       $  699     $ 2,304
  Inventory and obsolescence
     provisions..........................    15,459       3,390          424        4,905      14,368
  Deferred tax valuation allowance.......    53,769      24,550          693           --      79,012
Year Ended December 31, 2003:
  Doubtful trade receivables and returns
     and allowances......................   $ 1,672     $ 1,584       $  222       $  197     $ 3,281
  Inventory and obsolescence
     provisions..........................    14,412         163        1,374          490      15,459
  Deferred tax valuation allowance.......     2,821      49,502        1,446           --      53,769
Year Ended December 31, 2002:
  Doubtful trade receivables and returns
     and allowances......................   $ 1,039     $   785       $   --       $  152     $ 1,672
  Inventory and obsolescence
     provisions..........................    16,246       3,328           --        5,162      14,412
  Deferred tax valuation allowance.......     4,885      (2,360)         296           --       2,821

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAMBREX CORPORATION

                                          By /s/      JOHN R. LEONE
                                            ------------------------------------
                                                       John R. Leone
                                               President and Chief Executive
                                                           Officer

                                                   Date: March 31, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                               TITLE                         DATE
             ---------                               -----                         ----


         /s/ JOHN R. LEONE            President and Chief Executive          )
------------------------------------  Officer
           John R. Leone


         /s/ JAMES A. MACK            Executive Chairman of the Board of     )
------------------------------------  Directors
           James A. Mack


         /s/ LUKE M. BESHAR           Executive Vice President and Chief     )
------------------------------------  Financial Officer
           Luke M. Beshar


        /s/ GREGORY P. SAGEN          Vice President, Finance and            )
------------------------------------  Principal Accounting Officer
          Gregory P. Sagen


     /s/ ROSINA B. DIXON, M.D.*       Director                               )
------------------------------------
       Rosina B. Dixon, M.D.


         /s/ ROY W. HALEY*            Director                               )
------------------------------------
            Roy W. Haley


  /s/ KATHRYN RUDIE HARRIGAN, PHD*    Director                               )
------------------------------------
    Kathryn Rudie Harrigan, PhD


     /s/ LEON J. HENDRIX, JR.*        Director                               ) March 31, 2005
------------------------------------
        Leon J. Hendrix, Jr.


         /s/ ILAN KAUFTHAL*           Director                               )
------------------------------------
           Ilan Kaufthal


         /s/ WILLIAM KORB*            Director                               )
------------------------------------
            William Korb


         /s/ ROBERT LEBUHN*           Director                               )
------------------------------------
           Robert Lebuhn

             SIGNATURE                               TITLE                         DATE
             ---------                               -----                         ----



        /s/ JOHN R. MILLER*           Director                               )
------------------------------------
           John R. Miller


       /s/ PETER G. TOMBROS*          Director                               )
------------------------------------
          Peter G. Tombros


       *By /s/ JOHN R. LEONE
------------------------------------
           John R. Leone
          Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
   3.1          --  Restated Certificate of Incorporation of registrant, as amended (M)
   3.2          --  By Laws of registrant.(E) -- Exhibit 4.2

   4.1          --  Form of Certificate for shares of Common Stock of
                    registrant.(A) -- Exhibit 4(a)

   4.2          --  Loan Agreement dated September 21, 1994 by and among the registrant, NBD Bank, N.A., United Jersey Bank, National
                    Westminster Bank NJ, Wachovia Bank of Georgia, N.A.,
                    BHF-Bank, The First National Bank of Boston, Chemical Bank
                    New Jersey, N.A., and National City Bank.(K)

   4.3          --  Loan Agreement dated September 16, 1997 by and among the registrant, Chase Manhattan Bank as Administrative Agent and
                    The First National Bank of Chicago as Documentation Agent.
                    The bank group includes 13 domestic banks and 7 international banks.(Q)

   4.4          --  Loan agreements dated November 28, 2001 by and among the registrant, JPMorganChase Bank as administrative agent, JPMorgan Securities Inc. as advisor, lead arranger and bookrunner and Bank of America N.A., The Bank of New York and Fleet National Bank as co-syndication agents.(R)

  10.1          --  Purchase Agreement dated July 11, 1986, as amended, between the registrant and ASAG, Inc.(A) -- Exhibit 10(r)

  10.2          --  Asset Purchase Agreement dated as of June 5, 1989 between
                    Whittaker Corporation and the registrant.(C) -- Exhibit
                    10(a)

  10.3          --  Asset Purchase Agreement dated as of July 1, 1991 between
                    Solvay Animal Health, Inc. and the registrant.(F)

  10.4          --  Asset Purchase Agreement dated as of March 31, 1992 between
                    Hexcel Corporation and the registrant.(H)

  10.5          --  Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB, Akzo Nobel NV and the registrant, for the purchase of Nobel Chemicals AB.(K)

  10.6          --  Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB, Akzo Nobel and the registrant, for the purchase of Profarmaco Nobel, S.r.l.(K)

  10.7          --  Stock purchase agreement dated as of October 3, 1997 between
                    BioWhittaker and the registrant.(Q)

  10.8          --  Asset purchase agreement dated as of August 7, 2003 between
                    Rutherford Acquisition Corporation and Cambrex Corporation and The Sellers listed in the asset Purchase agreement.(T)

  10.10         --  1983 Incentive Stock Option Plan, as amended.(B)

  10.11         --  1987 Long-term Incentive Plan.(A) -- Exhibit(g)

  10.12         --  1987 Stock Option Plan.(B)

  10.13         --  1989 Senior Executive Stock Option Plan.(J)

  10.14         --  1992 Stock Option Plan.(J)

  10.15         --  1993 Senior Executive Stock Option Plan.(J)

  10.16         --  1994 Stock Option Plan.(J)

  10.17         --  1996 Performance Stock Option Plan.(N)

  10.18         --  1998 Performance Stock Option Plan.(S)

  10.19         --  2000 Performance Option Plan.(S)

---------------
See legend on following page

                                 EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------

  10.20         --  Form of Employment Agreement between the registrant and its executive officers named in the Revised Schedule of Parties thereto.(D) -- Exhibit 10.A

  10.21         --  Revised Schedule of Parties to Employment Agreement (exhibit
                    10.20 hereto).(M)

  10.22         --  Cambrex Corporation Savings Plan.(I)

  10.23         --  Cambrex Corporation Supplemental Retirement Plan.(L)

  10.24         --  Deferred Compensation Plan of Cambrex Corporation.(L)

  10.25         --  Amendment to Deferred Compensation Plan of Cambrex
                    Corporation (Exhibit 10.24 hereto).(P)

  10.26         --  Cambrex Earnings Improvement Plan.(L)

  10.27         --  Consulting Agreement dated December 15, 1994 between the registrant and Arthur I. Mendolia.(L)

  10.28         --  Consulting Agreement dated December 15, 1995 between the registrant and Cyril C. Baldwin, Jr.(L)

  10.29         --  Consulting Agreement between the registrant and James A.
                    Mack.(L)

  10.30.1       --  Additional Retirement Payment Agreement dated December 15,
                    1994 between the registrant and Arthur I. Mendolia.(L)

  10.31         --  Additional Retirement Payment Agreement dated December 15,
                    1994 between the registrant and Cyril C. Baldwin, Jr.(L)

  10.32         --  Additional Retirement Payment Agreement between the
                    registrant and James A. Mack.(L)

  10.33         --  2001 Performance Stock Option Plan.(U)

  10.34         --  2003 Performance Stock Option Plan.(U)

  10.35         --  2004 Performance Incentive Plan.(V)

  10.36         --  Directors' Common Stock Fee Payment Plan Agreement for N.
                    David Eansor.(V)

  10.40         --  Registration Rights Agreement dated as of June 6, 1985 between the registrant and the purchasers of its Class D
                    Convertible Preferred stock and 9% Convertible Subordinated
                    Notes due 1997.(A) -- Exhibit 10(m)

  10.41         --  Administrative Consent Order dated September 16, 1985 of the
                    New Jersey Department of Environmental Protection to Cosan
                    Chemical Corporation.(A) -- Exhibit 10(q)

  10.42         --  Registration Rights Agreement dated as of June 5, 1996 between the registrant and American Stock Transfer and Trust
                    Company.(O)

  10.50         --  Manufacturing Agreement dated as of July 1, 1991 between the registrant and A.L. Laboratories, Inc.(G)

  21            --  Subsidiaries of registrant.(M)

  23            --  Consent of PricewaterhouseCoopers LLP to the incorporation by reference of its report herein in Registration Statement
                    Nos. 333-57404, 333-22017, 33-21374, 33-37791, 33-81780 and
                    33-81782 on Form S-8 of the registrant.(M)

  24            --  Powers of Attorney to sign this report.(M)

  31.1          --  CEO Certification pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.(M)

  31.2          --  CFO Certification pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.(M)

  32.1          --  CEO Certification pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.(W)

  32.2          --  CFO Certification pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.(W)

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

(Q) Incorporated by reference to the registrant's Current Report on Form 8-K dated October 8, 1997.

(R) Incorporated by reference to the registrant's Current Report on Form 8-K dated December 4, 2001.

(S)  Incorporated by reference to registrant's Registration
     Statement on Form S-8 (Registration No. 333-57404) dated
     March 22, 2001.

(T) Incorporated by reference to the registrant's Current Report on Form 8-K dated November 10, 2003.

(U)  Incorporated by reference to registrant's Registration
     Statement on Form S-8 (Registration No. 333-113612) dated
     March 15, 2004.

(V)  Incorporated by reference to registrant's Registration
     Statement on Form S-8 (Registration No. 333-113613) dated
     March 15, 2004.
(W)  Furnished herewith.