Form 10-Q/A
period 2004-03-31
CAMBREX CORP
filed 2005-04-29
CIK 820081

                                                                       CONFORMED

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

         [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            for the transition period from __________ to ____________
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

                                  (201)804-3000
                                  -------------
              (Registrant's telephone number, including area code)

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

                                   FORM 10-Q/A

                      For The Quarter Ended March 31, 2004
                                Table of Contents

                                                                                    Page No.
                                                                                    --------
Part I   Financial information

          Item 1.  Financial Statements (Unaudited)

                   Condensed consolidated balance sheets as of
                   March 31, 2004 and December 31, 2003                                   3

                   Condensed consolidated income statements
                   for the three months ended March 31, 2004 and 2003                     4

                   Condensed consolidated statements of cash flows
                   for the three months ended March 31, 2004 and 2003                     5

                   Notes to unaudited condensed consolidated financial statements    6 - 23

         Item 2.   Management's Discussion and Analysis of

                   Financial Condition and Results of Operations                    24 - 28

         Item 4.   Controls and Procedures                                          29 - 30

Part II  Other information

         Item 2.   Changes in Securities and Use of Proceeds                             31

         Item 4.   Matters Submitted to a Vote of Securities Holders                     31

         Item 6.   Exhibits and Reports on Form 8-K                                 31 - 32

Signatures                                                                               33

                      CAMBREX CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                      FOR THE QUARTER ENDED MARCH 31, 2004

EXPLANATORY NOTE:

      During the 2004 year-end financial reporting process, the Company identified certain accounting adjustments principally related to amortization of leasehold improvements, employee benefit accruals, inventory and taxes that impacted prior years and prior quarters within 2004. The cumulative impact of the prior years' adjustments was a reduction to net income of $475 and is not considered material to any prior period. The prior years' adjustment of $475 has been reflected in the restated first quarter 2004 results. The impact on net income for the first, second and third quarters of 2004 was a decrease of $439 or $0.02 per fully diluted share, an increase of $229 or $0.01 per fully diluted share and a decrease of $666 or $0.03 per fully diluted share, respectively. Note #2 to the consolidated financial statements summarizes the impact of this restatement on the Company's statements of operations for the three months ended March 31, 2004 and the balance sheet as of March 31, 2004.

      The Company also identified certain adjustments to the December 31, 2003 foreign deferred tax balances, minimum pension liability and other comprehensive income which have been reflected as of March 31, 2004. These adjustments were not considered material to 2003 or to the quarter ended March 31, 2004.

      This Form 10-Q/A hereby amends and restates Items 1, 2 and 4 in Part I of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, to reflect the restatement of the Company's consolidated financial statements included in such report. No further changes to the previously filed Form 10-Q are being made. All information in this Form 10-Q/A is as of March 31, 2004 and does not reflect any subsequent information or events other than the restatement.

      For additional discussion of developments relating to periods subsequent to March 31, 2004, please see the Company's reports filed with the Securities and Exchange Commission with respect to such subsequent periods, including the Company's Quarterly Reports on Forms 10-Q/A for the quarters ended June 30, 2004 and September 30, 2004 and the Annual Report on Form 10-K for the year ended December 31, 2004.

(in thousands, except per share data)

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                                                March 31,     December 31,
                                                                                  2004            2003
                                                                                ----------    ------------
                                                                                (restated)
ASSETS
Current assets:
      Cash and cash equivalents.............................................    $  73,682      $  64,294
      Trade receivables, net................................................       56,220         58,324
      Inventories, net......................................................       85,259         82,013
      Deferred tax assets...................................................        6,174          8,757
      Prepaid expenses and other current assets.............................       10,863         16,294
                                                                                ---------      ---------
            Total current assets............................................      232,198        229,682

Property, plant and equipment, net..........................................      260,465        269,147
Goodwill    ................................................................      218,574        220,742
Other intangible assets, net................................................       51,328         51,391
Other assets................................................................        6,877          7,541
                                                                                ---------      ---------

            Total assets....................................................    $ 769,442      $ 778,503
                                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable......................................................    $  32,815      $  35,326
      Accrued liabilities...................................................       58,316         54,522
      Short-term debt and current portion of
            long-term debt..................................................        3,445          1,376
                                                                                ---------      ---------
Total current liabilities...................................................       94,576         91,224

Long-term debt..............................................................      202,422        212,369
Deferred tax liabilities....................................................       29,021         29,196
Other non-current liabilities...............................................       50,515         49,084
                                                                                ---------      ---------
            Total liabilities...............................................    $ 376,534      $ 381,873
                                                                                ---------      ---------

Stockholders' equity:
      Common stock, $.10 par value; issued 28,708,152 and
          28,471,652 shares at respective dates.............................        2,871          2,847
      Additional paid-in capital............................................      210,662        206,256
      Retained earnings.....................................................      212,018        205,787
      Treasury stock, at cost 2,598,334 and 2,614,910
         shares at respective dates.........................................      (21,961)       (22,101)
      Deferred compensation.................................................       (1,610)        (1,616)
      Accumulated other comprehensive (loss)/income.........................       (9,072)         5,457
                                                                                ---------      ---------
            Total stockholders' equity......................................      392,908        396,630
                                                                                ---------      ---------
            Total liabilities and stockholders' equity......................    $ 769,442      $ 778,503
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                        Three months ended
                                                              March 31,
                                                     ------------------------
                                                        2004          2003
                                                     ----------    ----------
                                                     (restated)
Gross sales .....................................    $ 113,549     $ 105,231
      Commissions & allowances ..................          959         1,133
                                                     ---------     ---------
Net sales .......................................      112,590       104,098
      Other revenues ............................        3,042         2,888
                                                     ---------     ---------
NET REVENUES ....................................      115,632       106,986
Cost of goods sold ..............................       70,161        61,732
                                                     ---------     ---------
GROSS PROFIT ....................................       45,471        45,254

Operating expenses:
      Selling, general and
         administrative expenses ................       27,437        25,112
      Research and development expenses .........        4,743         4,093
      Legal settlement ..........................            -        11,342
      Other, net ................................       (1,863)            -
                                                     ---------     ---------
        Total operating expenses ................       30,317        40,547

OPERATING PROFIT ................................       15,154         4,707

Other expenses:
      Interest expense, net .....................        2,929         2,349
      Other expense, net ........................          127           185
                                                     ---------     ---------
Income from continuing operations
      before income taxes .......................       12,098         2,173
      Provision for income taxes ................        4,339           609
                                                     ---------     ---------

INCOME FROM CONTINUING OPERATIONS ...............    $   7,759     $   1,564

DISCONTINUED OPERATIONS (NOTE 10)

(Loss)/income from discontinued operations before
      income taxes ..............................         (742)        1,015
Income tax provision ............................            -           220
                                                     ---------     ---------
(Loss)/income on discontinued operations ........         (742)          795
                                                     ---------     ---------
Net income ......................................    $   7,017     $   2,359
                                                     =========     =========
Basic earnings per share:
      Income from continuing operations .........         0.30          0.06
      (Loss)/income from discontinued
       operations ...............................        (0.03)         0.03
                                                     ---------     ---------
      Net income ................................         0.27          0.09

Diluted earnings per share:
      Income from continuing operations .........         0.29          0.06
      (Loss)/income from discontinued
       operations ...............................        (0.03)         0.03
                                                     ---------     ---------
      Net income ................................         0.26          0.09

Weighted average shares outstanding:
      Basic .....................................       26,001        25,853
      Effect of dilutive stock options ..........          604           301
                                                     ---------     ---------
      Diluted ...................................       26,605        26,154

Cash dividends paid per share ...................    $    0.03     $    0.03
                                                     =========     =========

See accompanying notes to unaudited condensed consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                     Three months ended
                                                                           March 31,
                                                                  -----------------------
                                                                     2004         2003
                                                                  ----------    ---------
                                                                  (restated)
Cash flows from operating activities:
      Net income .............................................    $  7,017      $  2,359

      Depreciation and amortization ..........................      10,747         8,338
      Deferred income tax provision ..........................         472         3,984
      Changes in assets and liabilities:
            Mylan settlement, net of cash payments ...........           -        11,342
            Receivables, net .................................       1,024         3,238
            Inventories ......................................      (5,046)        1,170
            Prepaid expenses and other current assets ........       5,080         1,784
            Accounts payable and accrued liabilities .........       3,099         1,092
            Income taxes payable .............................       2,200        (4,192)
            Other non-current assets and liabilities .........        (775)         (144)
            Discontinued operations:
              Non-cash charges and changes in operating assets
                  and liabilities ............................           -         3,404
                                                                  --------      --------
            Net cash provided by operating activities ........      23,818        32,375
                                                                  --------      --------

Cash flows from investing activities:
      Capital expenditures ...................................      (7,224)      (10,003)
      Other investing activities .............................        (412)         (161)
      Discontinued operations - cash flows used in
         investing activities ................................           -          (980)
                                                                  --------      --------
      Net cash used in investing activities ..................      (7,636)      (11,144)
                                                                  --------      --------

Cash flows from financing activities:
      Dividends paid .........................................        (786)         (781)
      Net increase in short-term debt ........................       2,111           445
      Long-term debt activity (including current portion):
            Borrowings .......................................       5,300        60,650
            Repayments .......................................     (15,241)      (72,293)
      Proceeds from stock options exercised ..................       3,929            72
      Other financing activities .............................         (63)            -
                                                                  --------      --------
            Net cash used in financing activities ............      (4,750)      (11,907)
                                                                  --------      --------

Effect of exchange rate changes on cash ......................      (2,044)          730
                                                                  --------      --------

Net increase in cash and cash equivalents ....................       9,388        10,054
                                                                  --------      --------

Cash and cash equivalents at beginning of period .............      64,294        33,296
                                                                  --------      --------

Cash and cash equivalents at end of period ...................    $ 73,682      $ 43,350
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

(2)   RESTATEMENT OF 2004 QUARTERLY RESULTS

      During the 2004 year-end financial reporting process, the Company identified certain accounting adjustments principally related to amortization of leasehold improvements, employee benefit accruals, inventory and taxes that impacted prior years and prior quarters within 2004. The cumulative impact of the prior years' adjustments was a reduction to net income of $475 and is not considered material to any prior period. The prior years' adjustment of $475 has been reflected in the restated first quarter 2004 results. The impact on net income for the first quarter of 2004 was a decrease of $439 or $0.02 per fully diluted share. The Company has restated the results of the first quarter of 2004 to reflect these adjustments.

      The Company also identified certain adjustments to the December 31, 2003 foreign deferred tax balances, minimum pension liability and other comprehensive income which have been reflected as of March 31, 2004. These adjustments were not considered material to 2003.

      The restatement did not have any impact on the Company's cash flows (net cash provided by/used in operating activities, investing activities or financing activities). A summary of the effects of the restatement on the accompanying Consolidated Income Statements and Consolidated Balance Sheets is as follows:

                 (in thousands, except share and per-share data)

Consolidated Income Statements

                                           QUARTER ENDED
                                           MARCH 31, 2004
                                     ---------------------------
                                     AS PREVIOUSLY
                                       REPORTED      AS RESTATED
                                     -------------   -----------
Gross sales                            $  113,592    $   113,549
Cost of goods sold                         70,517         70,161
Gross profit                               45,158         45,471
SG&A expenses                              27,479         27,437
R&D expenses                                4,722          4,743
Operating profit                           14,820         15,154
Provision for income taxes                  3,566          4,339
Income from continuing operations           8,198          7,759
Net income                                  7,456          7,017
Diluted EPS, Continuing operations     $     0.31    $      0.29
Diluted EPS, Net income                $     0.28    $      0.26

Consolidated Balance Sheets

                                                AS OF MARCH 31, 2004
                                            ---------------------------
                                            AS PREVIOUSLY
                                               REPORTED     AS RESTATED
                                            -------------   -----------
Trade receivables, net                      $     56,263    $   56,220
Inventories, net                                  84,324        85,259
Deferred tax assets                                8,757         6,174
Prepaid expenses and other current assets         11,164        10,863
Total current assets                             234,190       232,198
Property, plant and equipment, net               261,173       260,465
Goodwill                                         219,668       218,574
Total assets                                     773,236       769,442
Accrued liabilities                               58,626        58,316
Deferred tax liabilities                          28,998        29,021
Other non-current liabilites                      48,592        50,515
Total liabilities                                374,898       376,534
Retained earnings                                212,457       212,018
Accumulated other comprehensive loss              (4,081)       (9,072)
Total shareholders' equity                  $    398,338    $  392,908

(in thousands, except share and per-share data)

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

      Employers' Disclosure about Pension and Other Postretirement Benefits

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

(in thousands, except share and per-share data)

(4)   STOCK BASED COMPENSATION

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

                                                  Three Months Ended
                                                       March 31,
                                                    2004        2003
                                                 ----------   --------
                                                 (restated)
                                                 ----------
Net income, as reported.......................    $ 7,017     $ 2,359
Add:  stock based compensation included
   in reported net income,
   net of tax effects.........................        245           -
Deduct:  stock-based compensation
   expenses determined using fair value
   method, net of tax effects.................     (1,379)       (762)
                                                  -------     -------

Proforma net income...........................    $ 5,883     $ 1,597

Earnings per share:
   Basic - as reported........................    $  0.27     $  0.09
   Basic - proforma...........................    $  0.23     $  0.06
   Diluted - as reported......................    $  0.26     $  0.09
   Diluted - proforma.........................    $  0.22     $  0.06

(in thousands, except share and per-share data)

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

      The changes in the carrying amount of goodwill for the three months ended March 31, 2004, are as follows:

                                                   Human
                                   Bioproducts     Health     Biopharma
                                     Segment       Segment     Segment      Total
                                   -----------   ----------   ---------   ----------
                                   (restated)                             (restated)
Balance as of January 1, 2004...    $  53,787    $  41,617    $ 125,338   $ 220,742
Cumulative Translation Effect...         (133)      (1,171)           -      (1,304)
Other, including Contingent
Purchase Price Adjustment.......         (864)           -            -        (864)
                                    ---------    ---------    ---------   ---------
Balance as of March 31, 2004....    $  52,790    $  40,446    $ 125,338   $ 218,574
                                    =========    =========    =========   =========

Other intangible assets that are not subject to amortization, consist of the following:

                                               As of        As of
                                             March 31,   December 31,
                                               2004         2003
                                             ---------   ------------
Proprietary Process.......................    $ 1,675      $ 1,675
Trademarks................................     33,898       33,898
                                              -------      -------
     Total                                    $35,573      $35,573
                                              =======      =======

Other intangible assets, which will continue to be amortized, consist of the following:

                                         As of             As of
                                       March 31,        December 31,
                                         2004              2003
                                    Gross Carrying    Gross Carrying
                                        Amount            Amount
                                    --------------   -----------------
Patents..........................      $  3,265          $  3,122
Proprietary Process..............         7,146             6,972
Supply Agreements................         2,110             2,110
Trademarks.......................           785               785
Unpatented Technology............         5,912             5,912
Other............................         2,341             2,249
Fully amortized assets*..........         2,883             2,883
                                       --------          --------
     Total                               24,442            24,033
Accumulated Amortization.........        (8,687)           (8,215)
                                       --------          --------
Net                                    $ 15,755          $ 15,818
                                       ========          ========

(in thousands, except share and per-share data)

*This category includes certain fully amortized patents, proprietary process and non-compete agreements.

      Amortization expense for the quarters ended March 31, 2004 and 2003 were $472 and $391, respectively.

      The expected amortization expense related to intangible assets in the future is as follows:

For the year ended December 31, 2004......................   $ 1,691
For the year ended December 31, 2005......................   $ 1,667
For the year ended December 31, 2006......................   $ 1,657
For the year ended December 31, 2007......................   $ 1,639
For the year ended December 31, 2008......................   $ 1,520

(6)   INCOME TAXES

      The Company's domestic net deferred tax assets at March 31, 2004 were primarily associated with net operating loss carryforwards, foreign tax credits, research and experimentation tax credits and alternative minimum tax credits, which are evaluated quarterly to assess the likelihood of realization. The realization of these assets is ultimately dependent upon generating future taxable income or implementing tax planning strategies prior to expiration of those assets. For the three months ended March 31, 2004 a full valuation allowance of the Company's domestic net deferred tax assets generated during the first quarter of 2004 was recorded. Beginning September 30, 2003 the company has maintained a full valuation allowance on its domestic net deferred tax assets and will continue to do so until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. Additionally, should domestic losses continue, it is possible that tax planning strategies preserving certain domestic tax assets could be deemed inadequate, resulting in additional valuation allowances in the future. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 5 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

      Within discontinued operations, the Company has also not recorded any benefit related to the domestic loss generated by the operation or sale of Rutherford Chemicals for the same reasons as those identified above.

(in thousands, except share and per-share data)

(7)   INVENTORIES

      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

      Inventories at March 31, 2004 and December 31, 2003 consist of the following:

                                                March 31,    December 31,
                                                   2004          2003
                                                ----------   ------------
                                                (restated)
Finished goods...............................    $ 42,548      $ 42,045
Work in process..............................      21,303        19,105
Raw materials................................      17,436        16,601
Supplies.....................................       3,972         4,262
                                                 --------      --------
       Total.................................    $ 85,259      $ 82,013
                                                 ========      ========

(8)   LONG-TERM DEBT

      Long-term debt at March 31, 2004 and December 31, 2003 consists of the following:

                                                March 31,   December 31,
                                                  2004          2003
                                                ---------   -------------
Bank credit facilities.......................   $ 95,600      $ 105,200
Senior notes.................................    100,000        100,000
Other........................................      8,204          8,545
                                                --------      ---------
       Subtotal..............................    203,804        213,745
Less:  current portion.......................     (1,382)        (1,376)
                                                --------      ---------
       Total.................................   $202,422      $ 212,369
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

(9)   RESTRUCTURING AND OTHER CHARGES

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

(in thousands, except share and per-share data)

      The following table displays the activity related to the 2002 restructuring accruals through March 31, 2004 (in millions):

                                                             2003                  2004
                                                           Activity              Activity
                                                           --------              --------
                                                December              December               March
                                                31, 2002              31, 2003              31, 2004
                                                 Reserve     Cash     Reserve      Cash     Reserve
                                                 Balance   Payments   Balance    Payments   Balance
                                                --------   --------   --------   --------   --------
Restructuring and other charges:
Employee severance...........................     $1.0      $(0.8)     $ 0.2      $(0.1)     $ 0.1
Facility closure costs.......................      1.6       (0.6)       1.0       (0.3)       0.7
                                                  ----      -----      -----      -----      -----
Total........................................     $2.6      $(1.4)     $ 1.2      $(0.4)     $ 0.8
                                                  ====      =====      =====      =====      =====

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

(10)  DISCONTINUED OPERATIONS - SALE OF RUTHERFORD CHEMICALS

      On November 10, 2003 the Company completed the sale of Rutherford Chemicals. The agreement specified proceeds for the sale of $55,000 in cash at closing, a $2,000 subordinated 12% interest bearing note payable in full in 5 1/2 years from the closing date, and an $8,000 performance-based cash earn-out if certain future operating profit targets are achieved in each of the next 3 years. These terms resulted in a write-down of assets to estimated fair value of approximately $53,098 which is based on the selling price, including fees associated with the transaction. The Company has not included any of the performance based cash earn-out in the computation of the $53,098 loss and income for discontinued operations will be recorded in future periods if the Company receives any payments under the earn-out arrangement. In the first quarter of 2004, the Company finalized the post closing working capital adjustment. This adjustment, along with legal and other charges associated with the sale, has resulted in an additional $742 charge to discontinued operations in the first quarter 2004. This loss has not been tax effected as more fully explained in Note #6.

      Also, the Company retains the liabilities of the Rutherford Chemicals business associated with existing general litigation matters, including Vitamin B-3 reserves, pre-closing environmental liabilities and post retirement benefits and pension liabilities. See Note #16 for further discussion.

      As a result of the completion of the transaction on November 10, 2003, the business comprising the Rutherford Chemicals segment is being reported as a discontinued operation in all periods presented.

(in thousands, except share and per-share data)

      The following table shows revenues and (loss)/income from discontinued operations for the three months ended:

                                                                 March 31,    March 31,
                                                                   2004         2003
                                                               ------------   ---------
Revenues....................................................   $         -    $  34,689
                                                               ===========    =========
Pre-tax (loss)/income from operations of
    discontinued operations.................................   $      (742)   $   1,015
                                                               ===========    =========

(11)  COMPREHENSIVE INCOME

      Comprehensive (loss)/income for the three months ended March 31, 2004 and 2003 were $(7,512) as restated and $8,304 respectively. The decrease in comprehensive income was due to higher foreign currency translation, unrealized losses on hedging contracts and an increase in the additional minimum pension liability partly offset by higher net income.

      The Company also identified certain adjustments to the December 31, 2003 foreign deferred tax balances, minimum pension liability and other comprehensive income which have been reflected as of March 31, 2004. These adjustments were not considered material to 2003.

(12)  OTHER REVENUE

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

(13)  RETIREMENT PLANS

      Domestic Pension Plans

      The Company maintains two U.S. defined-benefit pension plans which cover substantially all eligible employees: (1) the Nepera Hourly Pension Plan (the "Nepera Plan") which covers the union employees at the Harriman, New York plant, and (2) the Cambrex Pension Plan (the "Cambrex Plan") which covers all other eligible employees.

(in thousands, except share and per-share data)

      The components of net periodic pension cost for the Company's domestic plans for the three months ended March 31, 2004 and 2003 are as follows:

                                                                           2004        2003
                                                                        ----------   --------
                                                                        (restated)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost.........................................................     $  581     $  650
Interest Cost........................................................        731        710
Expected return on plan assets.......................................       (639)      (525)
Amortization of prior service cost...................................         11         17
Recognized actuarial loss............................................        129        130
                                                                          ------     ------

Net periodic benefit cost............................................     $  813     $  982
                                                                          ======     ======

      The Company expects to contribute $4,859 in cash to its two U.S. defined-benefit pension plans in 2004.

      The Company has two Supplemental Executive Retirement Plans (SERP) for key executives. These plans are non-qualified and unfunded.

      The components of net periodic pension cost for the Company's SERP Plans for the three months ended March 31, 2004 and 2003 are as follows:

                                                                    2004      2003
                                                                   -------   ------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost....................................................   $    52   $   63
Interest Cost...................................................       107      106
Amortization of unrecognized
    transition obligation.......................................        25        -
Amortization of prior service cost..............................         1        1
Recognized actuarial loss.......................................        12       33
                                                                   -------   ------
Net periodic benefit cost.......................................   $   197   $  203
                                                                   =======   ======

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

(in thousands, except share and per-share data)

      The components of net periodic pension cost for the Company's international plans for the three months ended March 31, 2004 and 2003 are as follows:

                                                      2004      2003
                                                     ------   -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost......................................   $ 173    $  158
Interest Cost.....................................     234       207
Expected return on plan assets....................     (45)      (46)
Amortization of excess plan net...................     (10)       (8)
Amortization of prior service cost................      34        32
                                                     -----    ------
Net periodic benefit cost.........................   $ 386    $  343
                                                     =====    ======

      The Company expects to contribute approximately $562 in cash to its international pension plans in 2004.

(14)  OTHER POSTRETIREMENT BENEFITS

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

      The components of net periodic pension cost for the three months ended March 31, 2004 and 2003 are as follows:

                                                  2004     2003
                                                  -----   -----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost of benefits earned ...............   $ 13    $ 31
Interest cost .................................     37      50
Actuarial loss recognized .....................     29      53
Amortization of unrecognized prior service
 cost .........................................    (38)    (44)
                                                  ----    ----
Total periodic postretirement benefit cost ....   $ 41    $ 90
                                                  ====    ====

(in thousands, except share and per-share data)

(15)  SEGMENT INFORMATION

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

(in thousands, except share and per-share data)

      Following is a summary of business segment information for the following dates:

                                      Three months ended
                                           March 31,
                                    ----------------------
                                       2004         2003
                                    ----------   ----------
                                    (restated)
Gross Sales:
Human Health ....................   $  69,909    $  61,126
Bioproducts .....................      34,521       30,128
Biopharma .......................       9,119       13,977
                                    ---------    ---------
                                    $ 113,549    $ 105,231
                                    =========    =========

Gross Profit:
Human Health ....................   $  26,624    $  23,637
Bioproducts .....................      18,397       15,413
Biopharma .......................         450        6,204
                                    ---------    ---------
                                    $  45,471    $  45,254
                                    =========    =========

Operating Profit*:
Human Health ....................   $  15,335    $  15,710
Bioproducts .....................       8,936        4,664
Biopharma .......................      (2,260)       3,681
Corporate .......................      (6,857)     (19,348)
                                    ---------    ---------
Total Operating Profit ..........   $  15,154    $   4,707

Reconciliation to income from
      Continuing Operations:
Interest Expense, net ...........   $   2,929    $   2,349
Other Expense, net ..............         127          185
Provision for income taxes ......       4,339          609
                                    ---------    ---------
Income from continuing
 operations .....................   $   7,759    $   1,564
                                    =========    =========

Capital Spending:
Human Health ....................   $   3,265    $   3,328
Bioproducts .....................         961        1,801
Biopharma .......................       2,836        4,635
Corporate .......................         162          239
                                    ---------    ---------
                                    $   7,224    $  10,003
                                    =========    =========

      *The operating segments include charges of certain corporate allocations reflecting services provided for or on behalf of the respective segments. Unallocated corporate spending is included in "Corporate."

(in thousands, except share and per-share data)

                                      Three months ended
                                           March 31,
                                    -----------------------
                                       2004         2003
                                    ----------   ----------
                                    (restated)
Depreciation:
Human Health.....................   $    7,103   $    5,893
Bioproducts......................        1,350        1,211
Biopharma........................        1,482          519
Corporate........................          340          324
                                    ----------   ----------
                                    $   10,275   $    7,947
                                    ==========   ==========

Amortization:
Human Health.....................   $        6   $        3
Bioproducts......................          358          292
Biopharma........................          108           96
                                    ----------   ----------
                                    $      472   $      391
                                    ==========   ==========

                                     March 31,   December 31,
                                       2004          2003
                                    ----------   ------------
                                    (restated)
Total Assets:
Human Health.....................    $356,974      $358,811
Bioproducts......................     202,945       197,689
Biopharma........................     175,906       176,467
Corporate........................      33,617        45,536
                                     --------      --------
                                     $769,442      $778,503
                                     ========      ========

(16)  CONTINGENCIES

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

      Environmental

      In connection with laws and regulations pertaining to the protection of the environment, the Company is a party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites ("Superfund sites"). Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The Company had accruals, included in other non-current liabilities of $4,698 and $4,900 at March 31, 2004 and December 31, 2003, respectively, for costs associated with the study and remediation of Superfund sites and the Company's current and former operating sites for matters that are probable and reasonably estimable. The decrease in the accrual is due to currency fluctuation of $109 and payments of $93. Included in the liabilities mentioned above are environmental liabilities discussed in the "Sale of Rutherford Chemicals" section of this Note. Based on currently available information and analysis, the Company's accrual represents management's best estimate of what it believes are the probable and estimable environmental cleanup related costs of a non-capital nature. After reviewing information currently available, management believes any amounts paid in excess of the accrued liabilities will not have a material effect on its financial

(in thousands, except share and per-share data) position or results of operations. However, these matters, if resolved in a manner different from the estimates could have a material adverse effect on the financial condition, operating results and cash flows when resolved in a future reporting period.

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

(in thousands, except share and per-share data)

      Sale of Rutherford Chemicals

      As previously announced, the Company entered into an agreement for the sale of its Rutherford Chemicals business. The transaction was completed on November 10, 2003. The agreement for the sale of the Company provided standard representations and warranties concerning the business, operations, liabilities and financial condition of the Rutherford Chemicals Business. Most of such representations and warranties will survive for a period of thirty days after the Buyer's preparation of its audited financial statements for year-end 2004. Therefore, claims for breaches of such representations would have to be brought during that time frame. Certain specified representations and warranties, such as those relating to employee benefit matters, will survive for longer periods. Under the sale agreement, the Company has indemnified the Buyer for breaches of representations and warranties, such indemnifications for certain representations and warranties are subject to a deductible of $750 and a cap at 25 percent of the purchase price.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 (in thousands, except share and per-share data)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in the explanatory note and in note 2 to the unaudited consolidated financial statements, during the 2004 year-end financial reporting process, the Company identified certain accounting adjustments principally related to amortization of leasehold improvements, employee benefit accruals, inventory and taxes that impacted prior years and prior quarters within 2004. The Company has restated the quarterly results for the three quarters of 2004, as such all 2004 results and comparisons to prior year have been restated.

The Company also identified certain adjustments to the December 31, 2003 foreign deferred tax balances, minimum pension liability and other comprehensive income which have been reflected as of March 31, 2004. These adjustments were not considered material to 2003 or to the quarter ended March 31, 2004.

RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 2004 VERSUS FIRST QUARTER 2003

The following tables show the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended March 31, 2004 and 2003.

                                 Quarter Ended March 31,
                          -------------------------------------
                                2004                2003
                          ----------------    -----------------
                             (restated)
                              $        %          $        %
Human Health ..........   $ 69,909    61.6%   $ 61,126    58.1%
Bioproducts ...........     34,521    30.4      30,128    28.6
Biopharma .............      9,119     8.0      13,977    13.3
                          --------   -----    --------   -----
      Total gross sales   $113,549   100.0%   $105,231   100.0%
                          ========   =====    ========   =====

The following table shows the gross sales and gross profit of the Company's three product segments for the first quarter 2004 and 2003.

                            Gross      Gross      Gross
                            Sales     Profit $   Profit %
                          ---------   --------   --------
2004 (restated)
Human Health...........   $  69,909   $ 26,624     38.1%
Bioproducts............      34,521     18,397     53.3
Biopharma..............       9,119        450      4.9
                          ---------   --------
      Total............   $ 113,549   $ 45,471     40.0%
                          =========   ========

                            Gross      Gross      Gross
                            Sales     Profit $   Profit %
                          ---------   --------   --------
2003
Human Health...........   $  61,126   $ 23,637     38.7%
Bioproducts............      30,128     15,413     51.2
Biopharma..............      13,977      6,204     44.4
                          ---------   --------
      Total............   $ 105,231   $ 45,254     43.0%
                          =========   ========

Gross sales in the first quarter 2004 increased 7.9% to $113,549 from $105,231 in the first quarter 2003. Increased sales in the Human Health and Bioproducts segments were partly offset by lower sales in the Biopharma segment. Gross sales were favorably impacted 6.6% due to exchange rates reflecting a weaker U.S. dollar in the first quarter of 2004 versus the first quarter 2003.

The Human Health Segment gross sales of $69,909 were $8,783 or 14.4% above the first quarter 2003. Human Health sales were favorably impacted 8.4% due to exchange rates reflecting a weaker U.S. dollar in the first quarter 2004 versus 2003. The increase, excluding currency, results from higher sales of an API to treat Alzheimer's disease due to the signing of a long-term sales agreement, increased demand for innovator pharma products and services and higher shipments of certain central nervous system and diuretic APIs. Partly offsetting these increases were lower sales of Imaging and Fine Custom Chemical product catogories.

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

Export sales from U.S. businesses of $4,862 in the first quarter 2004 decreased 9.8% from the first quarter 2003. Sales from our European operations totaled $67,271 for the first quarter 2004 as compared with $58,614 in 2003, an increase of 14.8%. The $113,549 of sales in the first quarter of 2004 consisted of $55,564, $50,177, $4,356 and $3,452 to North America, Europe, Asia and the rest of the world, respectively. The $105,231 of sales in the first quarter of 2003 consisted of $54,461, $44,505, $3,727 and $2,538 to North America, Europe, Asia and the rest of the world, respectively.

Gross profit in the first quarter of 2004 was $45,471 compared to $45,254 in 2003. Gross margin percentage decreased to 40.0% from 43.0% in the first quarter of 2003. The reduced gross margin percentage reflects lower margins in the Biopharma and Human Health segments partially offset by higher margins in the Bioproduct segment. Human Health segment gross margins decreased due to unfavorable impact of foreign currency translation and pricing pressures on feed additives, certain generic APIs and imaging products, partly offset by higher production volumes and favorable product mix. The Bioproducts margins increased primarily due to increased pricing across most product categories and the favorable impact of foreign currency, partially offset by increased inventory reserves and lower royalty revenue. The Biopharma segment margin decline is primarily due to the lower suite utilization and reflects the high fixed costs in this segment.

Selling, general and administrative expenses of $27,437 or 24.2% of gross sales in the first quarter 2004 increased from $25,112, or 23.9% in the first quarter 2003. This increase is due primarily to the impact of foreign currency exchange, higher spending for advertising and promotions and increased headcount.

Research and development expenses of $4,743 were 4.2% of gross sales in the first quarter 2004, compared to $4,093 or 3.9% of gross sales in 2003. The increase primarily reflects higher spending in all segments and the impact of foreign currency exchange.

The operating profit in the first quarter 2004 was $15,154 compared to $4,707 in 2003. The results reflect the increased gross sales offset by the lower gross margins and higher operating expenses. In addition, the first quarter 2004 results include $2,863 of income due to the early termination of a Bioproducts customer contract and an unrelated $1,000 charge associated with the reorganization and related workforce reductions at a European facility. These items are recorded as other, net operating expenses. The first quarter 2003 results include a $11,342 charge for the settlement of certain class action lawsuits involving Mylan laboratories.

Net interest expense of $2,929 in the first quarter 2004 increased $580 from 2003 primarily reflecting higher interest rates partially offset by lower average debt. The average interest rate was 5.8% in the first quarter 2004 versus 3.9% in 2003.

The effective tax rate for the first quarter 2004 was 35.9% compared to 28.0% in the first quarter 2003. The increase in the tax rate is primarily due to the recording of a full valuation allowance related to benefits from domestic losses in the first quarter of 2004. Beginning September 30, 2003 the company has maintained a full valuation allowance on the Company's domestic net deferred tax assets and will continue to do so until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. Additionally, should domestic losses continue, it is possible that certain tax planning strategies preserving certain domestic tax assets could be deemed inadequate, resulting in additional valuation allowances in the future. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 5 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

The income from continuing operations in the first quarter of 2004 was $7,759 or $0.29 per diluted share versus $1,564, or $0.06 per diluted share in the same period a year ago.

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

The net income in the first quarter of 2004 was $7,017, or $0.26 per diluted share versus $2,359, or $0.09 per diluted share in the same period a year ago.

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

FORWARD-LOOKING STATEMENTS

This document may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3B-6 under The Securities Exchange Act of 1934, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities. These statements may be identified by the fact that they use words such as "expects," "anticipates," "intends," "estimates," "believes" or similar expressions in connection with any discussion of future financial and operating performance. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q/A. The forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including but not limited to factors that could affect the Company's forward-looking statements relating to the resolution of the material weaknesses in internal controls discussed in Item 4 of this Quarterly Report including, among other things: the Company's ability to fully resolve the weaknesses during the three to six month period from the date of filing of this Quarterly Report; the Company's ability to identify and retain qualified and experienced personnel on both a short and long term basis in its tax department; the Company's ability to design and maintain policies and procedures which enable the Company to avoid any reoccurrence of the matters which gave rise to the material weaknesses; the Company's ability to implement policies and procedures including documentation that meets the internal control over financial reporting requirements of the rules adopted by the Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and/or regulations (particularly environmental issues), tax rate, technology, manufacturing and legal issues, unfavorable results shipments, changes in foreign exchange rates, performance of minority investments, un-collectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials and the risks and other factors described under the caption "Risk Factors That May Affect Future Results" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Restatement

In connection with the Restatement and the filing of this Form 10-Q/A, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective as of the end of the period covered by this report.

In coming to the conclusion that our disclosure controls and procedures were effective as of the end of the period covered by this report, our management considered, among other things, a significant control deficiency related to periodic reassessment of the application of generally accepted accounting principles which resulted in the need to restate our previously issued interim financial statements as disclosed in Note 2 to the financial statements included in this Form 10-Q. After reviewing and analyzing the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 99, "Materiality," Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," paragraph 29 and SAB Topic 5 F, "Accounting Changes Not Retroactively Applied Due to Immateriality," and taking into consideration (i) that the restatement adjustments did not have a material impact on any previously issued annual or interim financial statements, (ii) that the cumulative impact of the restatement adjustments on stockholders' equity was not material to any previously issued financial statements; and (iii) that we decided to restate our 2004 quarterly financial statements solely because the cumulative impact of the restatement, if recorded in the fourth quarter of 2004, would have been material to that quarter's reported net income, our management concluded that the restatement of the prior period financial statements was not the result of a material weakness in our disclosure controls and procedures.

Tax Weakness

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

                                                                                    (d) Maximum Number
                                                            (c) Total Number of   (or Approximate Dollar
                                                             Shares (or Units)     Value) of Shares (or
                      (a) Total Number     (b) Average     Purchased as Part of   Units) that May Yet Be
                       of Shares (or     Price Paid per     Publicly Announced     Purchased Under the
Period                Units) Purchased   Share (Or Unit)     Plans or Programs      Plans or Programs
                      ----------------   ---------------   --------------------   ----------------------
January 1-31, 2004            -                -                    -                    580,700
February 1-29, 2004           -                -                    -                    580,700
March 1-31, 2004              -                -                    -                    580,700
                      ----------------   ---------------   --------------------
Total                         -                -                    -

ITEM  4. MATTERS SUBMITTED TO A VOTE OF SECURITIES HOLDERS.

      1. At the Annual Meeting of Stockholders held on April 22, 2004, four Directors in Class II were elected to hold office as Directors of the Company until the 2007 Annual Meeting of Stockholders.

Nominees                 Votes For   Votes Against
--------                ----------   -------------
Rosina B. Dixon, M.D.   24,151,732      793,377
Roy W. Haley            24,618,125      326,984
Leon J. Hendrix, Jr.    24,620,925      324,184
Ilan Kaufthal           24,124,832      820,277

      2.    Also, the Stockholders voted for the approval of the 2004 Incentive
            Plan.

Votes For    Votes Against   Votes Abstained    Unvoted
---------    -------------   ---------------   ---------
18,862,053     3,827,087         500,811       1,755,158

      3. Also, the Stockholders voted for the appointment of PricewaterwaterhouseCoopers LLP as the Company's Independent Accountants for 2004.

Votes For    Votes Against   Votes Abstained   Unvoted
---------    -------------   ---------------   -------
24,606,787      300,001           38,321          -

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

                                        CAMBREX CORPORATION

                                     By /s/ Luke M. Beshar
                                        ---------------------------------
                                        Luke M.Beshar
                                        Executive Vice President  and
                                        Chief Financial Officer
                                        (On behalf of the Registrant and
                                        as the Registrant's Principal
                                        Financial Officer)

Date: April 29, 2005