Form 10-Q/A
period 2004-06-30
CAMBREX CORP
filed 2005-04-29
CIK 820081

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

            for the transition period from____________ to___________
                         Commission file number 1-10638

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q/A

                       For The Quarter Ended June 30, 2004
                                Table of Contents

                                                                                      Page No.
                                                                                     ---------
Part I    Financial information

          Item 1.   Financial Statements (Unaudited)

                    Consolidated balance sheets as of
                    June 30, 2004 and December 31, 2003                                    3

                    Consolidated income statements for the
                    three months and six months ended June 30, 2004 and 2003               4

                    Consolidated statements of cash flows
                    for the six months ended June 30, 2004 and 2003                        5

                    Notes to unaudited consolidated financial statements              6 - 23

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                    24 - 30

          Item 4.   Controls and Procedures                                          31 - 32

Part II   Other information

          Item 2.   Changes in Securities and Use of Proceeds                             33

          Item 4.   Matters Submitted to a Vote of Securities Holders                     33

          Item 6.   Exhibits and Reports on Form 8-K                                      33

Signatures
                                                                                          34

                      CAMBREX CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                       FOR THE QUARTER ENDED JUNE 30, 2004

EXPLANATORY NOTE:

      During the 2004 year-end financial reporting process, the Company identified certain accounting adjustments principally related to amortization of leasehold improvements, employee benefit accruals, inventory and taxes that impacted prior years and prior quarters within 2004. The cumulative impact of the prior years' adjustments was a reduction to net income of $475 and is not considered material to any prior period. The prior years' adjustment of $475 has been reflected in the restated first quarter 2004 results. The impact on net income for the first, second and third quarters of 2004 was a decrease of $439 or $0.02 per fully diluted share, an increase of $229 or $0.01 per fully diluted share and a decrease of $666 or $0.03 per fully diluted share, respectively. Note #2 to the consolidated financial statements summarizes the impact of this restatement on the Company's statements of operations for the three and six months ended June 30, 2004 and the balance sheet as of June 30, 2004.

      The Company also identified certain adjustments to the December 31, 2003 foreign deferred tax balances, minimum pension liability and other comprehensive income which have been reflected as of March 31, 2004. These adjustments were not considered material to 2003 or to the quarter ended March 31, 2004.

      This Form 10-Q/A hereby amends and restates Items 1, 2 and 4, in Part I of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, to reflect the restatement of the Company's consolidated financial statements included in such report. No further changes to the previously filed Form 10-Q are being made. All information in this Form 10-Q/A is as of June 30, 2004 and does not reflect any subsequent information or events other than the restatement.

      For additional discussion of developments relating to periods subsequent to June 30, 2004, please see the Company's reports filed with the Securities and Exchange Commission with respect to such subsequent periods, including the Company's Quarterly Reports on Forms 10-Q/A for the quarter ended September 30, 2004 and the Annual Report on Form 10-K for the year ended December 31, 2004.

(in thousands, except per share data)

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                                                        June 30,     December 31,
                                                                                          2004           2003
                                                                                      ----------     ------------
                                                                                      (restated)
ASSETS
Current assets:
     Cash and cash equivalents..................................................      $   76,137     $     64,294
     Trade receivables, less allowances of $2,763 and $3,281
          at respective dates...................................................          57,124           58,324
     Inventories, net...........................................................          85,486           82,013
     Deferred tax assets........................................................           6,174            8,757
     Prepaid expenses and other current assets..................................          21,347           16,294
                                                                                      ----------     ------------
          Total current assets..................................................         246,268          229,682

Property, plant and equipment, net..............................................         261,209          269,147
Goodwill........................................................................         218,330          220,742
Other intangible assets, net....................................................          50,865           51,391
Other assets....................................................................           6,717            7,541
                                                                                      ----------     ------------

          Total assets..........................................................      $  783,389     $    778,503
                                                                                      ==========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...........................................................      $   27,869     $     35,326
     Accrued liabilities........................................................          56,062           54,522
     Short-term debt and current portion of
          long-term debt........................................................           1,811            1,376
                                                                                      ----------     ------------
Total current liabilities.......................................................          85,742           91,224

Long-term debt..................................................................         220,970          212,369
Deferred tax liabilities........................................................          28,895           29,196
Other non-current liabilities...................................................          48,840           49,084
                                                                                      ----------     ------------

          Total liabilities.....................................................      $  384,447     $    381,873
                                                                                      ----------     ------------

Stockholders' equity:
     Common stock, $.10 par value; issued 28,714,802 and
         28,471,652 shares at respective dates..................................           2,871            2,847
     Additional paid-in capital.................................................         210,720          206,256
     Retained earnings..........................................................         217,595          205,787
     Treasury stock, at cost 2,598,334 and 2,614,910
        shares at respective dates..............................................         (21,961)         (22,101)
     Deferred compensation......................................................          (1,652)          (1,616)
     Accumulated other comprehensive (loss)/income..............................          (8,631)           5,457
                                                                                      ----------     ------------

          Total stockholders' equity............................................         398,942          396,630
                                                                                      ----------     ------------

          Total liabilities and stockholders' equity............................      $  783,389     $    778,503
                                                                                      ==========     ============

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                                   Three months ended              Six months ended
                                                                         June 30,                      June 30,
                                                                ---------------------------      ------------------------
                                                                   2004            2003            2004           2003
                                                                ----------      -----------      ---------      ---------
                                                                (restated)                       (restated)

Gross sales.................................................    $  108,951      $   103,116      $ 222,500      $ 208,347
     Commissions & allowances...............................           699            1,067          1,658          2,200
                                                                ----------      -----------      ---------      ---------
Net sales...................................................       108,252          102,049        220,842        206,147
     Other revenues.........................................         1,797            2,120          4,839          5,008
                                                                ----------      -----------      ---------      ---------

NET REVENUES................................................       110,049          104,169        225,681        211,155

Cost of goods sold..........................................        68,043           63,960        138,204        125,692
                                                                ----------      -----------      ---------      ---------

GROSS PROFIT................................................        42,006           40,209         87,477         85,463

Operating expenses:
     Selling, general and
        administrative expenses.............................        24,425           22,963         51,862         48,075
     Research and development expenses......................         4,673            4,422          9,416          8,515
     Legal settlement.......................................             -                -              -         11,342
     Other, net.............................................             -                -         (1,863)             -
                                                                ----------      -----------      ---------      ---------
       Total operating expenses.............................        29,098           27,385         59,415         67,932

OPERATING PROFIT............................................        12,908           12,824         28,062         17,531

Other expenses (income):
     Interest expense, net..................................         2,688            2,702          5,617          5,050
     Other expense/(income), net............................            21             (313)           148           (127)
                                                                ----------      -----------      ---------      ---------

Income from continuing operations before
      income taxes..........................................        10,199           10,435         22,297         12,608

     Provision for income taxes.............................         3,860            2,923          8,199          3,532
                                                                ----------      -----------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS...........................    $    6,339      $     7,512      $  14,098      $   9,076

DISCONTINUED OPERATIONS (NOTE 10)

Income/(loss) from discontinued operations before
     income taxes...........................................             -              445           (742)         1,460

Income tax (benefits)/provision.............................             -              (94)             -            126
                                                                ----------      -----------      ---------      ---------

Income/(loss) on discontinued operations....................             -              539           (742)         1,334
                                                                ----------      -----------      ---------      ---------

Net income..................................................    $    6,339      $     8,051      $  13,356      $  10,410
                                                                ==========      ===========      =========      =========

Basic earnings per share:
     Income from continuing operations......................    $     0.24      $      0.29      $    0.54      $    0.35
     Income/(loss) from discontinued operations.............             -             0.02          (0.03)          0.05
                                                                ----------      -----------      ---------      ---------
     Net income.............................................    $     0.24      $      0.31      $    0.51      $    0.40

Diluted earnings per share:
     Income from continuing operations......................    $     0.24      $      0.29      $    0.53      $    0.35
     Income/(loss) from discontinued operations.............             -             0.02          (0.02)          0.05
                                                                ----------      -----------      ---------      ---------
     Net income.............................................    $     0.24      $      0.31      $    0.51      $    0.40

Weighted average shares outstanding:
     Basic..................................................        26,112           25,732         26,057         25,792
     Effect of dilutive stock options.......................           271              241            348            300
                                                                ----------      -----------      ---------      ---------
     Diluted................................................        26,383           25,973         26,405         26,092

Cash dividends paid per share...............................    $     0.03      $      0.03      $    0.06      $    0.06
                                                                ==========      ===========      =========      =========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                          Six months ended
                                                                                              June 30,
                                                                                     -------------------------
                                                                                        2004           2003
                                                                                     ----------     ----------
                                                                                     (restated)
Cash flows from operating activities:
     Net income.................................................................     $   13,356     $   10,410
     Depreciation and amortization..............................................         20,818         17,016
     Deferred income tax provision..............................................            470          3,985
     Changes in assets and liabilities:
          Provision for legal settlement, net of cash payments..................         (1,600)         7,013
          Receivables, net......................................................             24            835
          Inventories...........................................................         (5,423)         2,459
          Prepaid expenses and other current assets.............................          1,554            501
          Accounts payable and accrued liabilities..............................           (961)          (294)
          Income taxes payable..................................................         (5,229)        (4,795)
          Other non-current assets and liabilities..............................           (902)         1,650
          Discontinued operations:
            Non-cash charges and changes in operating assets
                and liabilities.................................................         (1,309)         6,532
                                                                                     ----------     ----------
          Net cash provided by operating activities.............................         20,798         45,312
                                                                                     ----------     ----------

Cash flows from investing activities:
     Capital expenditures.......................................................        (18,138)       (19,095)
     Other investing activities.................................................           (427)           229
     Discontinued operations - cash flows provided by
        investing activities....................................................              -          1,903
                                                                                     ----------     ----------
     Net cash used in investing activities......................................        (18,565)       (16,963)
                                                                                     ----------     ----------

Cash flows from financing activities:
     Dividends paid.............................................................         (1,548)        (1,563)
     Net increase in short-term debt............................................            425            960
     Long-term debt activity (including current portion):
          Borrowings............................................................         39,350        217,565
          Repayments............................................................        (30,735)      (237,420)
     Proceeds from stock options exercised......................................          3,988             92
     Purchase of treasury stock.................................................              -         (2,420)
                                                                                     ----------     ----------
          Net cash provided by (used in) financing activities...................         11,480        (22,786)
                                                                                     ----------     ----------

Effect of exchange rate changes on cash.........................................         (1,870)         2,452
                                                                                     ----------     ----------

Net increase in cash and cash equivalents.......................................         11,843          8,015
                                                                                     ----------     ----------

Cash and cash equivalents at beginning of period................................         64,294         33,296
                                                                                     ----------     ----------

Cash and cash equivalents at end of period......................................     $   76,137     $   41,311
                                                                                     ==========     ==========

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

      As discussed in Note #10, on November 10, 2003, the sale of Rutherford Chemicals was completed and accordingly, the business comprising the Rutherford Chemicals segment is being reported as a discontinued operation in all periods presented.

      Certain reclassifications have been made in prior year amounts to conform to the current year presentation.

(2)   RESTATEMENT OF 2004 QUARTERLY RESULTS

      During the 2004 year-end financial reporting process, the Company identified certain accounting adjustments principally related to amortization of leasehold improvements, employee benefit accruals, inventory and taxes that impacted prior years and prior quarters within 2004. The cumulative impact of the prior years' adjustments was a reduction to net income of $475 and is not considered material to any prior period. The prior years' adjustment of $475 has been reflected in the restated first quarter 2004 results. The impact on net income for the three and six months ended June 30, 2004 was an increase of $229 or $0.01 and a decrease of $210 or $0.00 per fully diluted share, respectively. The Company has restated the results of the three and six months ended June 30, 2004 to reflect these adjustments.

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

                 (in thousands, except share and per-share data)

(2) RESTATEMENT OF 2004 QUARTERLY RESULTS -(CONTINUED)

Consolidated Income Statements

                                             QUARTER ENDED                   SIX MONTHS ENDED
                                             JUNE 30, 2004                    JUNE 30, 2004
                                      ------------------------------    ------------------------------
                                                                             AS
                                      AS PREVIOUSLY                      PREVIOUSLY           AS
                                        REPORTED        AS  RESTATED       REPORTED        RESTATED
                                      --------------    ------------    -------------   --------------
Gross sales                           $      108,951    $    108,951    $     222,543   $      222,500
Cost of goods sold                            67,969          68,043          138,486          138,204
Gross profit                                  42,080          42,006           87,238           87,477
SG&A expenses                                 24,739          24,425           52,218           51,862
R&D expenses                                   4,665           4,673            9,387            9,416
Operating profit                              12,676          12,908           27,496           28,062
Provision for income taxes                     3,857           3,860            7,423            8,199
Income from continuing operations              6,110           6,339           14,308           14,098
Net income                                     6,110           6,339           13,566           13,356
Diluted EPS, Continuing operations    $         0.23    $       0.24    $        0.54   $         0.53
Diluted EPS, Net income               $         0.23    $       0.24    $        0.51   $         0.51

Consolidated Balance Sheets

                                                  AS OF JUNE 30, 2004
                                            ------------------------------
                                            AS PREVIOUSLY
                                               REPORTED        AS RESTATED
                                            --------------    -----------
Trade receivables, net                      $       57,167    $     57,124
Inventories, net                                    84,519          85,486
Deferred tax assets                                  8,757           6,174
Prepaid expenses and other current assets           21,653          21,347
Total current assets                               248,233         246,268
Property, plant and equipment, net                 262,100         261,209
Goodwill                                           219,424         218,330
Total assets                                       787,339         783,389
Accrued liabilities                                 56,658          56,062
Deferred tax liabilities                            28,998          28,895
Other non-current liabilites                        46,993          48,840
Total liabilities                                  383,299         384,447
Retained earnings                                  217,805         217,595
Accumulated other comprehensive loss                (3,743)         (8,631)
Total shareholders' equity                  $      404,040    $    398,942

(3)   IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Consolidation of Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation became applicable for the Company in its fourth quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be

(in thousands, except share and per-share data)

(3)   IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

(4)   STOCK BASED COMPENSATION

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

      In May 2003, the Chief Executive Officer ("CEO") was granted 150,000 incentive stock appreciation rights. In the fourth quarter 2003 these rights vested and, as such, the CEO is entitled to a cash settlement representing

(in thousands, except share and per-share data)

(4)   STOCK BASED COMPENSATION (CONTINUED)

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

                                                                         Three Months Ended       Six Months Ended
                                                                             June 30,                June 30,
                                                                            2004        2003         2004         2003
                                                                         ----------    -------    ----------    --------
                                                                         (restated)               (restated)
Net income, as reported.............................................     $    6,339    $ 8,051    $   13,356    $ 10,410
Deduct:  stock based compensation benefit
   included in reported net income,
   net of tax effects...............................................           (251)         -            (6)          -
Deduct:  stock-based compensation
   expenses determined using fair value
   method, net of tax effects.......................................           (413)      (966)       (1,792)     (1,728)
                                                                         ----------    -------    ----------    --------

Proforma net income.................................................     $    5,675    $ 7,085    $   11,558    $  8,682

Proforma weighted average shares outstanding:
  Basic.............................................................         26,112     25,732        26,057      25,792
  Diluted...........................................................         26,112     25,732        26,057      25,792

The effect of stock options would be anti-dilutive under the FAS 123 calculation and are therefore excluded.

Earnings per share:
   Basic - as reported..............................................     $     0.24    $  0.31    $     0.51    $   0.40
   Basic - proforma.................................................     $     0.22    $  0.28    $     0.44    $   0.34
   Diluted - as reported............................................     $     0.24    $  0.31    $     0.51    $   0.40
   Diluted - proforma...............................................     $     0.22    $  0.28    $     0.44    $   0.34

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

(in thousands, except share and per-share data)

(5)   GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

      The changes in the carrying amount of goodwill for the six months ended June 30, 2004, are as follows:

                                                            Human
                                             Bioproducts    Health    Biopharma
                                               Segment     Segment     Segment     Total
                                             -----------   --------   ---------   ---------
                                             (restated)                           (restated)
Balance as of January 1, 2004.............   $    53,787   $ 41,617   $ 125,338   $ 220,742
Cumulative Translation Effect.............          (184)    (1,364)          -      (1,548)
Other, including Contingent
Purchase Price Adjustment.................          (864)         -           -        (864)
                                             -----------   --------   ---------   ---------

Balance as of June 30, 2004...............   $    52,739   $ 40,253   $ 125,338   $ 218,330
                                             ===========   ========   =========   =========

      Other intangible assets that are not subject to amortization, consist of the following:

                                              As of        As of
                                             June 30,   December 31,
                                              2004         2003
                                             --------   ------------
Proprietary Process.......................   $  1,675   $      1,675
Trademarks................................     33,898         33,898
                                             --------   ------------
     Total                                   $ 35,573   $     35,573
                                             ========   ============

      Other intangible assets, which continue to be amortized, consist of the following:

                                               As of        As of
                                             June 30,   December 31,
                                               2004         2003
                                               Gross        Gross
                                             Carrying     Carrying
                                              Amount       Amount
                                             --------   ------------
Patents...................................   $  3,324   $      3,122
Proprietary Process.......................      7,146          6,972
Supply Agreements.........................      2,110          2,110
Trademarks................................        785            785
Unpatented Technology.....................      5,912          5,912
Other.....................................      2,247          2,249
Fully amortized assets*...................      2,883          2,883
                                             --------   ------------
     Total                                     24,407         24,033
Accumulated Amortization..................     (9,115)       ( 8,215)
                                             --------   ------------
Net                                          $ 15,292   $     15,818
                                             ========   ============

*This category includes certain fully amortized patents, proprietary process and non-compete agreements.

      Amortization expense for the three months and six months ended June 30, 2004 was $450 and $922, respectively.

(in thousands, except share and per-share data)

(6)   INCOME TAXES

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

(7)   INVENTORIES

      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

      Inventories at June 30, 2004 and December 31, 2003 consist of the following:

                                                          June 30,     December 31,
                                                            2004           2003
                                                         ----------    ------------
                                                         (restated)
Finished goods.......................................    $   42,570    $     42,045
Work in process......................................        23,270          19,105
Raw materials........................................        15,240          16,601
Supplies.............................................         4,406           4,262
                                                         ----------    ------------
      Total..........................................    $   85,486    $     82,013
                                                         ==========    ============

(in thousands, except share and per-share data)

(8)   LONG-TERM DEBT

      Long-term debt at June 30, 2004 and December 31, 2003 consists of the following:

                                                          June 30,     December 31,
                                                            2004           2003
                                                         ----------    ------------
Bank credit facilities...............................    $  114,500    $    105,200
Senior notes.........................................       100,000         100,000
Other................................................         7,860           8,545
                                                         ----------    ------------
      Subtotal.......................................       222,360         213,745
Less:  current portion...............................        (1,390)         (1,376)
                                                         ----------    ------------
      Total..........................................    $  220,970    $    212,369
                                                         ==========    ============

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

      The following table displays the activity related to the 2004 reduction in workforce reserve through June 30, 2004 (in millions):

                                                                     2004
                                                                   Activity
                                                                   --------
                                                                              June 30,
                                                                               2004
                                                          2004       Cash     Reserve
                                                         Expense   Payments   Balance
                                                         -------   --------   -------
Workforce reduction..........................            $   1.0   $   (0.3)  $   0.7
                                                         =======   ========   ========

      2002 Actions

      In 2002, Cambrex completed a plan to realign its businesses, and at that time, the Company recorded net special pre-tax charges of $15,087, of which $10,849 were recorded in discontinued operations.

(IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

(9)   RESTRUCTURING AND OTHER CHARGES (CONTINUED)

      The following table displays the activity related to the 2002 restructuring accruals through June 30, 2004 (in millions):

                                                               2003                  2004
                                                             Activity              Activity
                                                             --------              --------
                                                  December              December               June
                                                  31, 2002              31, 2003              30, 2004
                                                  Reserve      Cash     Reserve      Cash     Reserve
                                                  Balance    Payments   Balance    Payments   Balance
                                                  -------    --------   -------    --------   -------
Restructuring and other charges:
Employee severance...........................     $    1.0   $   (0.8)  $    0.2   $   (0.2)  $    0.0
Facility closure costs.......................          1.6       (0.6)       1.0       (0.3)       0.7
                                                  --------   --------   --------   --------   --------
Total........................................     $    2.6   $   (1.4)  $    1.2   $   (0.5)  $    0.7
                                                  ========   ========   ========   ========   ========

      The remaining facility closure costs are expected to be paid in the third of quarter 2004.

(10)  DISCONTINUED OPERATIONS - SALE OF RUTHERFORD CHEMICALS

      On November 10, 2003 the Company completed the sale of Rutherford Chemicals. The agreement specified proceeds for the sale of $55,000 in cash at closing, a $2,000 subordinated 12% interest bearing note payable in full in 5 1/2 years from the closing date, and an $8,000 performance-based cash earn-out if certain future operating profit targets are achieved in each of the next 3 years. These terms resulted in a write-down of assets to estimated fair value of approximately $53,098 which is based on the selling price, including fees associated with the transaction. The Company has not included any of the performance based cash earn-out in the computation of the $53,098 loss and income for discontinued operations will be recorded in future periods if the Company receives any payments under the earn-out arrangement. In the first quarter of 2004, the Company finalized the post closing working capital adjustment. This adjustment, along with legal and other charges associated with the sale, has resulted in an additional $742 charge to discontinued operations in the first quarter 2004. This loss has not been tax affected, the reasons for which are more fully explained in Note #6.

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

(in thousands, except share and per-share data)

(10)  DISCONTINUED OPERATIONS - SALE OF RUTHERFORD CHEMICALS (CONTINUED)

      The following table shows revenues and income/(loss) from discontinued operations for the three and six months ended June 30, 2004 and 2003:

                                                   Three       Three       Six        Six
                                                   months     months     months     months
                                                   ended       ended      ended      ended
                                                  June 30,   June 30,   June 30,   June 30,
                                                    2004       2003       2004       2003
                                                  --------   --------   --------   --------
Revenues.....................................     $      -   $ 33,247   $      -   $ 67,936
                                                  ========   ========   ========   ========
Pre-tax income/(loss) from
    discontinued operations..................     $      -   $    445   $   (742)  $  1,460
                                                  ========   ========   ========   ========

(11)  COMPREHENSIVE INCOME

      The Company also identified certain adjustments to the December 31, 2003 foreign deferred tax balances, minimum pension liability and other comprehensive income which have been reflected in the first quarter of 2004. These adjustments were not considered material to 2003.

      The following table shows the components of comprehensive income for the three and six months ended June 30, 2004 and 2003:

                                                 For the quarter ended    For the six months ended
                                                        June 30,                  June 30,
                                                 ----------------------    -----------------------
                                                    2004         2003        2004          2003
                                                 ---------    ---------    ----------   ----------
                                                 (restated)                (restated)
         Net income..........................    $   6,339    $   8,051    $   13,356   $   10,410
         Foreign Currency Translation........       (1,028)      11,843       (11,806)      18,309
         Unrealized (loss)/gain on
             hedging contracts...............        1,523          465           570          (40)
         Minimum Pension Liability...........          (14)           -        (2,836)           -
         Other ..............................          (40)          12           (16)          (4)
                                                 ---------    ---------    ----------   ----------
                Total........................    $   6,780    $  20,371    $     (732)  $   28,675
                                                 =========    =========    ==========   ==========

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

(in thousands, except share and per-share data)

(12)  RETIREMENT PLANS (CONTINUED)

      The components of net periodic pension cost for the Company's domestic plans for the three and six months ended June 30, 2004 and 2003 are as follows:

                                                                         Three        Three         Six          Six
                                                                         months       months       months      months
                                                                         ended        ended        ended        ended
                                                                        June 30,     June 30,     June 30,    June 30,
                                                                          2004         2003         2004         2003
                                                                       ----------   ----------   ---------    ---------
                                                                       (restated)                (restated)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost........................................................   $      581   $      650   $   1,162    $   1,300
Interest Cost.......................................................          731          710       1,462        1,420
Expected return on plan assets......................................         (660)        (525)     (1,299)      (1,050)
Amortization of prior service cost..................................           11           17          22           34
Recognized actuarial loss...........................................          129          130         258          260
                                                                       ----------   ----------   ---------    ---------

         Net periodic benefit cost..................................   $      792   $      982   $   1,605    $   1,964
                                                                       ==========   ==========   =========    =========

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

      The components of net periodic pension cost for the Company's SERP Plans for the three and six months ended June 30, 2004 and 2003 are as follows:

                                                                         Three         Three        Six          Six
                                                                         months       months       months       months
                                                                         ended         ended       ended        ended
                                                                        June 30,     June 30,     June 30,     June 30,
                                                                          2004         2003         2004         2003
                                                                       ----------   ----------   ---------    ---------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost...............................................            $       52   $       63   $     104    $     126
Interest Cost..............................................                   107          106         214          212
Amortization of unrecognized
    transition obligation..................................                    25            -          50            -
Amortization of prior service cost.........................                     1            1           2            2
Recognized actuarial loss..................................                    12           33          24           66
                                                                       ----------   ----------   ---------    ---------

Net periodic benefit cost..................................            $      197   $      203   $     394    $     406
                                                                       ==========   ==========   =========    =========

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

(in thousands, except share and per-share data)

(12)  RETIREMENT PLANS (CONTINUED)

      The components of net periodic pension cost for the Company's international plans for the three and six months ended June 30, 2004 and 2003 are as follows:

                                                                        Three       Three       Six        Six
                                                                        months     months     months     months
                                                                        ended       ended      ended      ended
                                                                       June 30,   June 30,   June 30,   June 30,
                                                                         2004       2003       2004       2003
                                                                       --------   --------   --------   --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost........................................................   $    261   $    158   $    434   $    316
Interest Cost.......................................................        276        207        510        414
Expected return on plan assets......................................        (97)       (46)      (142)       (92)
Amortization of excess plan net.....................................        (10)        (8)       (20)       (16)
Amortization of prior service cost..................................         68         32        102         64
                                                                       --------   --------   --------   --------
Net periodic benefit cost...........................................   $    498   $    343   $    884   $    686
                                                                       ========   ========   ========   ========

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

      The components of net periodic pension cost for the three and six months ended June 30, 2004 and 2003 are as follows:

                                                       Three         Three        Six         Six
                                                       months       months      months      months
                                                       ended         ended       ended       ended
                                                      June 30,     June 30,    June 30,    June 30,
                                                        2004         2003        2004        2003
                                                     ---------    ---------   ---------   ---------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost of benefits earned..................    $      13    $      31   $      26   $      62
Interest cost....................................           37           50          74         100
Actuarial loss recognized........................           29           53          58         106
Amortization of unrecognized prior service cost            (38)         (44)        (76)        (88)
                                                     ---------    ---------   ---------   ---------
Total periodic postretirement benefit cost.......    $      41    $      90   $      82   $     180
                                                     =========    =========   =========   =========

(14)  SEGMENT INFORMATION

      Cambrex is a life sciences company dedicated to providing essential products and services to accelerate discovery, development and manufacturing processes for human therapeutics. The Company primarily supplies its products and services worldwide to pharmaceutical and biopharmaceutical companies, generic drug companies,

(in thousands, except share and per-share data)

(14)  SEGMENT INFORMATION (CONTINUED)

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

      Following is a summary of business segment information for the following dates:

                                                                  Three months ended           Six months ended
                                                                        June 30,                    June 30,
                                                                 ---------------------      ----------------------
                                                                   2004        2003           2004         2003
                                                                 --------    ---------      ---------    ---------
                                                                (restated)                 (restated)
Gross Sales:
Human Health...............................................      $ 63,995    $  64,628      $ 133,904    $ 125,754
Bioproducts................................................        33,711       29,648         68,232       59,776
Biopharma..................................................        11,245        8,840         20,364       22,817
                                                                 --------    ---------      ---------    ---------
                                                                 $108,951    $ 103,116      $ 222,500    $ 208,347
                                                                 ========    =========      =========    =========

Gross Profit:
Human Health...............................................      $ 22,398    $  23,917      $  49,022    $  47,554
Bioproducts................................................        18,647       15,175         37,044       30,588
Biopharma..................................................           961        1,117          1,411        7,321
                                                                 --------    ---------      ---------    ---------
                                                                 $ 42,006    $  40,209      $  87,477    $  85,463
                                                                 ========    =========      =========    =========

Operating Profit*:
Human Health...............................................      $ 13,022    $  15,644      $  28,357    $  31,354
Bioproducts................................................         6,557        4,291         15,493        8,955
Biopharma..................................................        (1,558)      (1,136)        (3,818)       2,545
Corporate..................................................        (5,113)      (5,975)       (11,970)     (25,323)
                                                                 --------    ---------      ---------    ---------
Total Operating Profit.....................................      $ 12,908    $  12,824      $  28,062    $  17,531
                                                                 ========    =========      =========    =========

Reconciliation to income from
      Continuing Operations:
Interest expense, net .....................................      $  2,688    $   2,702      $   5,617    $   5,050
Other expense/(income), net................................            21         (313)           148         (127)
Provision for income taxes.................................         3,860        2,923          8,199        3,532
                                                                 --------    ---------      ---------    ---------
Income from continuing operations..........................      $  6,339    $   7,512      $  14,098    $   9,076
                                                                 ========    =========      =========    =========

Capital Spending:
Human Health...............................................      $  4,517    $   3,469      $   7,782    $   6,797
Bioproducts................................................         3,256        2,440          4,217        4,241
Biopharma..................................................         2,898        2,847          5,734        7,482
Corporate..................................................           243          336            405          575
                                                                 --------    ---------      ---------    ---------
                                                                 $ 10,914    $   9,092      $  18,138    $  19,095
                                                                 ========    =========      =========    =========

(in thousands, except share and per-share data)

(14)  SEGMENT INFORMATION (CONTINUED)

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

                                                                 Three months ended          Six months ended
                                                                      June 30,                   June 30,
                                                               ----------------------     ----------------------
                                                                  2004        2003          2004         2003
                                                               ---------    ---------     --------     ---------
                                                               (restated)                (restated)
Depreciation:
Human Health...............................................    $   6,952    $   6,205     $ 14,055     $  12,098
Bioproducts................................................        1,372        1,244        2,722         2,455
Biopharma..................................................          957          552        2,439         1,071
Corporate..................................................          340          324          680           648
                                                               ---------    ---------     --------     ---------
                                                               $   9,621    $   8,325     $ 19,896     $  16,272
                                                               =========    =========     ========     =========

Amortization:
Human Health...............................................    $      12    $       3     $     18     $       6
Bioproducts................................................          330          254          688           546
Biopharma..................................................          108           96          216           192
                                                               ---------    ---------     --------     ---------
                                                               $     450    $     353     $    922     $     744
                                                               =========    =========     ========     =========

                                                               June 30,     December 31,
                                                                 2004           2003
                                                               ---------    -----------
                                                              (restated)
Total Assets:
Human Health...............................................    $ 353,370    $  356,885
Bioproducts................................................      203,095       197,689
Biopharma..................................................      177,990       176,467
Corporate..................................................       48,934        47,462
                                                               ---------    ----------
                                                               $ 783,389    $  778,503
                                                               =========    ==========

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

(in thousands, except share and per-share data)

(15)  CONTINGENCIES (CONTINUED)

      In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $4,847 and $5,100 at June 30, 2004 and December 31, 2003, respectively. The decrease in the accrual is due to currency fluctuation of $128 and payments of $125. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of what it believes are the probable and estimable costs associated with environmental proceedings.

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

(in thousands, except share and per-share data)

(15) CONTINGENCIES (CONTINUED)

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

(15) CONTINGENCIES (CONTINUED)

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

(in thousands, except share and per-share data)

(15) CONTINGENCIES (CONTINUED)

      Additionally, as permitted under Delaware law, the Company has agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is,or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that covers a portion of any potential exposure.

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

                                                              Quarter Ended June 30,
                                                       -------------------------------------
                                                              2004               2003
                                                       -----------------  ------------------
                                                            (restated)
                                                            $       %        $         %
                                                       ---------  ------  --------  --------
Human Health.........................................  $  63,995   58.7%  $ 64,628   62.7%
Bioproducts..........................................     33,711   31.0     29,648   28.7
Biopharma............................................     11,245   10.3      8,840    8.6
                                                       ---------  -----   --------  -----
      Total gross sales .............................  $ 108,951  100.0%  $103,116  100.0%
                                                       =========  =====   ========  =====

The following table shows the gross sales and gross profit of the Company's three product segments for the second quarter 2004 and 2003.

                                                         Gross     Gross      Gross
                                                         Sales     Profit $   Profit %
                                                       ---------  ---------  ---------
Human Health.........................................  $  63,995  $ 22,398     35.0%
Bioproducts..........................................     33,711    18,647     55.3
Biopharma............................................     11,245       961      8.5
                                                       ---------  --------
      Total..........................................  $ 108,951  $ 42,006     38.6%
                                                       =========  ========

                                                         Gross     Gross      Gross
                                                         Sales     Profit $   Profit %
                                                       ---------  ---------  --------
Human Health.........................................  $  64,628  $ 23,917     37.0%
Bioproducts..........................................     29,648    15,175     51.2
Biopharma............................................      8,840     1,117     12.6
                                                       ---------  --------
      Total..........................................  $ 103,116  $ 40,209     39.0%
                                                       =========  ========

Gross sales in the second quarter 2004 increased 5.7% to $108,951 from $103,116 in the second quarter 2003. Increased sales in Bioproducts and Biopharma segments were partly offset by lower sales in the Human Health segment. Gross sales were favorably impacted 3.1% due to exchange rates reflecting a weaker U.S. dollar in the second quarter of 2004 versus the second quarter 2003.

The following table shows sales by geographic area for the three months ended June 30, 2004 and 2003:

                                                       Quarter Ended June 30,
                                                       ----------------------
                                                         2004      2003
                                                       --------  --------
                                                      (restated)
North America........................................  $ 55,076  $ 50,501
Europe...............................................    47,676    46,318
Asia.................................................     3,543     3,959
Other ...............................................     2,656     2,338
                                                       --------  --------
Total................................................  $108,951  $103,116
                                                       ========  ========

RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF SECOND QUARTER 2004 VERSUS SECOND QUARTER 2003 (CONTINUED)

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

Gross profit in the second quarter of 2004 was $42,006 compared to $40,209 in 2003. Gross margin percentage decreased to 38.6% from 39.0% in the second quarter of 2003. The reduced gross margin percentage reflects lower margins in the Human Health and Biopharma segments partially offset by higher margins in the Bioproduct segment. Human Health segment gross margins decreased due to pricing pressures on certain generic APIs and feed additives and unfavorable impact of foreign currency translation partially offset by favorable product mix. The Bioproducts margins increased primarily due to increased pricing across most product categories, lower bad debt reserves due to favorable collection experience and the favorable impact of foreign currency, partially offset by lower royalty revenue. The Biopharma segment margin decline is primarily due to higher production costs and lower pricing.

Selling, general and administrative expenses of $24,425 or 22.4% of gross sales in the second quarter 2004 increased from $22,963, or 22.3% in the second quarter 2003. This increase is due primarily to additional sales and marketing personnel, higher spending for advertising and promotions and the impact of foreign currency exchange.

Research and development expenses of $4,673 were 4.3% of gross sales in the second quarter 2004, compared to $4,422 or 4.3% of gross sales in the second quarter 2003. The increase in expense primarily reflects slightly higher spending and the impact of foreign currency exchange.

The operating profit in the second quarter of 2004 was $12,908 compared to $12,824 in the second quarter of 2003. The results reflect the increased gross sales partially offset by the higher operating expenses and lower gross margins.

Net interest expense of $2,688 in the second quarter 2004 was relatively flat compared to the second quarter of 2003 primarily reflecting higher interest rates offset by lower average debt. The average interest rate was 5.6% in the second quarter of 2004 versus 4.2% in the second quarter of 2003.

The effective tax rate for the second quarter 2004 was 37.8% compared to 28.0% in the second quarter 2003. The increase in the tax rate is primarily due to the recording of a full valuation allowance related to benefits from domestic losses in the second quarter of 2004. Beginning September 30, 2003 the Company has maintained a full valuation allowance on its domestic net deferred tax assets. Accordingly, for the three months ended June 30, 2004 a full valuation allowance of the Company's domestic net deferred tax assets generated during the second quarter of 2004 was recorded. The Company will continue to record a full valuation allowance on its domestic net deferred tax assets until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. Additionally, should domestic losses continue, it is possible that certain tax planning strategies preserving certain domestic tax assets could be deemed inadequate, resulting in additional valuation allowances in the future. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 5 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

The income from continuing operations in the second quarter of 2004 was $6,339 or $0.24 per diluted share versus $7,512, or $0.29 per diluted share in the same period a year ago.

In the fourth quarter 2003, the Company completed the sale of the Rutherford Chemicals business and as a result the business is being reported as a discontinued operation for all periods presented.

Net income in the second quarter of 2004 was $6,339, or $0.24 per diluted share versus $8,051, or $0.31 per diluted share in the same period a year ago.

COMPARISON OF SIX MONTHS 2004 VERSUS SIX MONTHS 2003

The following tables show the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales for the six months ended June 30, 2004 and 2003.

                                                               Six Months Ended June 30,
                                                       --------------------------------------
                                                              2004                 2003
                                                       ------------------  -----------------
                                                           (restated)
                                                       $               %   $             %
                                                       --------  --------  --------  -------
Human Health.........................................  $133,904    60.2%   $125,754   60.3%
Bioproducts..........................................    68,232    30.7      59,776   28.7
Biopharma............................................    20,364     9.1      22,817   11.0
                                                       --------   -----    --------  -----
      Total gross sales .............................  $222,500   100.0%   $208,347  100.0%
                                                       ========   =====    ========  =====

The following table shows the gross sales and gross profit of the Company's three product segments for the six months ended June 30, 2004 and 2003.

                                                         Gross      Gross       Gross
2004 (restated)                                          Sales      Profit $    Profit %
---------------                                        ---------  ----------  ----------
Human Health.........................................  $ 133,904  $  49,022      36.6%
Bioproducts..........................................     68,232     37,044      54.3
Biopharma............................................     20,364      1,411       6.9
                                                       ---------  ---------      ----
      Total..........................................  $ 222,500  $  87,477      39.3%
                                                       =========  =========      ====

                                                         Gross     Gross        Gross
2003                                                     Sales     Profit $     Profit %
--------------                                         ---------  ----------  ----------
Human Health.........................................  $ 125,754  $ 47,554       37.8%
Bioproducts..........................................     59,776    30,588       51.2
Biopharma............................................     22,817     7,321       32.1
                                                       ---------  --------       ----
      Total..........................................   $208,347  $ 85,463       41.0%
                                                       =========  ========       ====

Gross sales for the first six months of 2004 increased 6.8% to $222,500 from $208,347 in the first six months of 2003. Increased sales in Bioproducts and Human Health segments were partly offset by lower sales in the Biopharma segment. Gross sales were favorably impacted 4.9% due to exchange rates reflecting a weaker U.S. dollar in the first half of 2004 versus the first half of 2003.

The following table shows sales by geographic area for the six months ended June 30, 2004 and 2003:

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          2004        2003
                                                       ----------   ---------
                                                       (restated)
North America........................................  $ 110,641    $ 104,961
Europe...............................................     97,853       90,823
Asia.................................................      7,898        7,687
Other ...............................................      6,108        4,876
                                                       ---------    ---------
Total................................................  $ 222,500    $ 208,347
                                                       =========    =========

The Human Health Segment gross sales for the first six months of 2004 of $133,904 were $8,150 or 6.5% above the first six months of 2003. Human Health sales were favorably impacted 6.0% due to exchange rates reflecting a weaker U.S. dollar in the first six months 2004 versus 2003. The increase, excluding currency, results from higher sales of an API to treat Alzheimer's disease due to the signing of a long-term sales agreement, increased sales of generic amphetamines to treat attention deficit disorder, higher sales of cardiovascular and anti-parasitic APIs and an increase in a contract intermediate used in phosphate and cholesterol reduction agents due to increased demand for the customers' products. These increases were partially offset by lower sales of a gastrointestinal API due to timing of shipments as a customer built-up inventory in the first half of 2003, lower contract intermediates used in the manufacture of allergy and central nervous system APIs due to lower demand, and lower sales of an endocrine API due to timing of orders.

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

Gross profit in the first half of 2004 was $87,477 compared to $85,463 in the first six months of 2003. Gross margin percentage decreased to 39.3% from 41.0% in the first six months of 2003. The reduced gross margin percentage reflects lower margins in the Human Health and Biopharma segments partially offset by higher margins in the Bioproduct segment. Human Health segment gross margins decreased due to pricing pressures on certain generic API's and feed additives and unfavorable impact of foreign currency translation partially offset by favorable product mix. The Bioproducts margins increased primarily due to increased pricing across most product categories, lower bad debt reserves and the favorable impact of foreign currency, partially offset by lower royalty revenue. The Biopharma segment margin decline is primarily due to higher production costs and lower pricing.

Selling, general and administrative expenses of $51,862 or 23.3% of gross sales in the first six months of 2004 increased from $48,075, or 23.1% in the first six months of 2003. This increase is due primarily to the impact of foreign currency exchange, additional sales and marketing personnel and higher spending for advertising and promotions.

Research and development expenses of $9,416 were 4.2% of gross sales in the first six months of 2004, compared to $8,515 or 4.1% of gross sales in the first six months of 2003. The increase primarily reflects additional personnel and the impact of foreign currency exchange.

The operating profit in the first six months of 2004 was $28,062 compared to $17,531 in the first six months of 2003. The first six months of 2004 results include $2,863 of income due to the early termination of a Bioproducts customer contract and an unrelated $1,000 charge associated with the reorganization and related workforce reductions at a European facility. These items are recorded as other, net operating expenses. The first six months of 2003 results include an $11,342 charge for the settlement of certain class action lawsuits involving Mylan laboratories. Excluding these items, the lower operating profit in the first half of 2004 reflects the higher operating expenses and lower gross margins partially offset by the increased gross sales.

Net interest expense of $5,617 in the first six months of 2004 increased $567 from the first six months of 2003 primarily reflecting higher interest rates partially offset by lower average debt. The average interest rate was 5.7% in the first half of 2004 versus 4.1% in the first half of 2003.

The effective tax rate for the first six months of 2004 was 36.8% compared to 28.0% in the first six months of 2003. The increase in the tax rate is primarily due to the recording of a full valuation allowance related to benefits from domestic losses in the first half of 2004. Beginning September 30, 2003 the Company has maintained a full valuation allowance on its domestic net deferred tax assets. Accordingly, for the six months ended June 30, 2004 a full valuation allowance of the Company's domestic net deferred tax assets generated during the first half of 2004 was recorded. The Company will continue to record a full valuation allowance on its domestic net deferred tax assets an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. Additionally, should domestic losses continue, it is possible that certain tax planning strategies preserving certain domestic tax assets could be deemed inadequate, resulting in additional valuation allowances in the future. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 5 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

The income from continuing operations in the first six months of 2004 was $14,098 or $0.53 per diluted share versus $9,076, or $0.35 per diluted share in the same period a year ago.

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

The net income in the first six months of 2004 was $13,356, or $0.51 per diluted share versus $10,410, or $0.40 per diluted share in the same period a year ago.

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

Cash flows provided by financing activities in the first six months of 2004 of $11,480 include net borrowings of $9,040 and proceeds from stock options exercised of $3,988, partially offset by dividends paid of $1,548.

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

In coming to the conclusion that our disclosure controls and procedures were effective as of the end of the period covered by this report, our management considered, among other things, a significant control deficiency related to periodic reassessment of the application of generally accepted accounting principles which resulted in the need to restate our previously issued interim financial statements as disclosed in Note 2 to the financial statements included in this Form 10-Q/A. After reviewing and analyzing the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 99, "Materiality," Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," paragraph 29 and SAB Topic 5 F, "Accounting Changes Not Retroactively Applied Due to Immateriality," and taking into consideration (i) that the restatement adjustments did not have a material impact on any previously issued annual or interim financial statements, (ii) that the cumulative impact of the restatement adjustments on stockholders' equity was not material to any previously issued financial statements; and (iii) that we decided to restate our 2004 quarterly financial statements solely because the cumulative impact of the restatement, if recorded in the fourth quarter of 2004, would have been material to that quarter's reported net income, our management concluded that the restatement of the prior period financial statements was not the result of a material weakness in our disclosure controls and procedures.

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

                                                                             (d) Maximum Number
                                                       (c) Total Number of   (or Approximate Dollar
                                                        Shares (or Units)    Value) of Shares (or
                  (a) Total Number    (b) Average      Purchased as Part of  Units)that May Yet Be
                     of  Shares (or   Price Paid  per  Publicly Announced    Purchased  Under the
Period              Units) Purchased  Share (Or Unit)  Plans or Programs     Plans or Programs
                  ------------------  ---------------  --------------------  ----------------------
April 1-30, 2004          -                  -                  -                    580,700
May 1-31, 2004            -                  -                  -                    580,700
June 1-30, 2004           -                  -                  -                    580,700

                  ------------------  ---------------  --------------------
Total                     -                  -                  -

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITIES HOLDERS.

        Refer to Form 10Q/A for quarterly period ended March 31, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a)    Exhibits

            1. Exhibit 31.1 - - CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            2. Exhibit 31.2 - - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            3. Exhibit 32.1 - - CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            4. Exhibit 32.2 - - CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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