Form 10-Q/A
period 2004-09-30
CAMBREX CORP
filed 2005-04-29
CIK 820081

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

             for the transition period from ________ to ___________
                         Commission file number 1-10638

                               CAMBREX CORPORATION
                               --------------------
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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q/A

                    For The Quarter Ended September 30, 2004
                                Table of Contents

                                                                                       Page No.
                                                                                       --------
Part I  Financial information

        Item 1.  Financial Statements (Unaudited)

                 Consolidated balance sheets as of
                 September 30, 2004 and December 31, 2003                                    3

                 Consolidated income statements for the
                 three months and nine months ended September 30, 2004 and 2003              4

                 Consolidated statements of cash flows
                 for the nine months ended September 30, 2004 and 2003                       5

                 Notes to unaudited consolidated financial statements                   6 - 24

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                         25 - 32

        Item 4.  Controls and Procedures                                               33 - 34

Part II Other information

        Item 2.  Changes in Securities and Use of Proceeds                                  35

        Item 4.  Matters Submitted to a Vote of Securities Holders                          35

        Item 6.  Exhibits and Reports on Form 8-K                                           35

Signatures                                                                                  36

                      CAMBREX CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

EXPLANATORY NOTE:

      During the 2004 year-end financial reporting process, the Company identified certain accounting adjustments principally related to amortization of leasehold improvements, employee benefit accruals, inventory and taxes that impacted prior years and prior quarters within 2004. The cumulative impact of the prior years' adjustments was a reduction to net income of $475 and is not considered material to any prior period. The prior years' adjustment of $475 has been reflected in the restated first quarter 2004 results. The impact on net income for the first, second and third quarters of 2004 was a decrease of $439 or $0.02 per fully diluted share, an increase of $229 or $0.01 per fully diluted share and a decrease of $666 or $0.03 per fully diluted share, respectively. Note #2 to the consolidated financial statements summarizes the impact of this restatement on the Company's statements of operations for the three and nine months ended September 30, 2004 and the balance sheet as of September 30, 2004.

      The Company also identified certain adjustments to the December 31, 2003 foreign deferred tax balances, minimum pension liability and other comprehensive income which have been reflected as of March 31, 2004. These adjustments were not considered material to 2003 or to the quarter ended March 31, 2004.

      This Form 10-Q/A hereby amends and restates Items 1, 2 and 4 in Part I of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, to reflect the restatement of the Company's consolidated financial statements included in such report. No further changes to the previously filed Form 10-Q are being made. All information in this Form 10-Q/A is as of September 30, 2004 and does not reflect any subsequent information or events other than the restatement.

      For additional discussion of developments relating to periods subsequent to September 30, 2004, please see the Company's reports filed with the Securities and Exchange Commission with respect to such subsequent periods, including the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(in thousands, except share data)

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                                          September 30,   December 31,
                                                                              2004            2003
                                                                          -------------   ------------
                                                                           (restated)
ASSETS
Current assets:
    Cash and cash equivalents....................................         $      83,761   $     64,294
    Trade receivables, less allowances of $2,211 and $3,281
        at respective dates......................................                56,233         58,324
    Inventories, net.............................................                89,060         82,013
    Deferred tax assets..........................................                 6,174          8,757
    Prepaid expenses and other current assets....................                20,929         16,294
                                                                          -------------   ------------
        Total current assets.....................................               256,157        229,682

Property, plant and equipment, net...............................               264,187        269,147
Goodwill.........................................................               170,420        220,742
Other intangible assets, net.....................................                50,830         51,391
Other assets.....................................................                 6,714          7,541
                                                                          -------------   ------------
        Total assets.............................................         $     748,308   $    778,503
                                                                          =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.............................................         $      31,416   $     35,326
    Accrued liabilities..........................................                59,085         54,522
    Short-term debt and current portion of
        long-term debt...........................................                 1,518          1,376
                                                                          -------------   ------------
Total current liabilities........................................                92,019         91,224

Long-term debt...................................................               220,338        212,369
Deferred tax liabilities.........................................                29,351         29,196
Other non-current liabilities....................................                47,181         49,084
                                                                          -------------   ------------
        Total liabilities........................................         $     388,889   $    381,873
                                                                          -------------   ------------
Stockholders' equity:
    Common stock, $.10 par value; issued 28,715,727 and
        28,471,652 shares at respective dates....................                 2,872          2,847
    Additional paid-in capital...................................               210,737        206,256
    Retained earnings............................................               171,716        205,787
    Treasury stock, at cost 2,607,650 and 2,614,910..............
       shares at respective dates................................               (22,180)       (22,101)
    Deferred compensation........................................                (1,704)        (1,616)
    Accumulated other comprehensive income.......................                (2,022)         5,457
                                                                          -------------   ------------
        Total stockholders' equity...............................               359,419        396,630
                                                                          -------------   ------------
        Total liabilities and stockholders' equity...............         $     748,308   $    778,503
                                                                          =============   ============

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                        Three months ended        Nine months ended
                                                           September 30,             September 30,
                                                      -----------------------   -----------------------
                                                         2004         2003          2004        2003
                                                      ----------   ----------   ----------   ----------
                                                      (restated)                (restated)

Gross sales....................................       $   99,250   $   95,179   $  321,750   $  303,526
    Commissions & allowances...................              620          691        2,278        2,891
                                                      ----------   ----------   ----------   ----------
Net sales......................................           98,630       94,488      319,472      300,635
    Other revenues.............................            1,706        1,891        6,545        6,899
                                                      ----------   ----------   ----------   ----------
NET REVENUES...................................          100,336       96,379      326,017      307,534
Cost of goods sold.............................           61,142       59,381      199,346      185,073
                                                      ----------   ----------   ----------   ----------
GROSS PROFIT...................................           39,194       36,998      126,671      122,461

Operating expenses:
    Selling, general and
       administrative expenses.................           25,668       22,958       77,530       71,033
    Research and development expenses..........            4,520        4,061       13,936       12,576
    Legal settlement...........................                -            -            -       11,342
    Goodwill impairment........................           48,720            -       48,720            -
    Other, net.................................                -            -       (1,863)           -
                                                      ----------   ----------   ----------   ----------
      Total operating expenses.................           78,908       27,019      138,323       94,951
OPERATING (LOSS)/PROFIT........................          (39,714)       9,979      (11,652)      27,510
Other expenses (income):
    Interest expense, net......................            2,854        3,251        8,471        8,301
    Other income, net..........................             (209)         (80)         (61)        (207)
                                                      ----------   ----------   ----------   ----------
(Loss)/Income from continuing operations before
     income taxes..............................          (42,359)       6,808      (20,062)      19,416
    Provision for income taxes.................            2,502       21,709       10,701       25,241
                                                      ----------   ----------   ----------   ----------
LOSS FROM CONTINUING OPERATIONS................       $  (44,861)  $  (14,901)  $  (30,763)  $   (5,825)

DISCONTINUED OPERATIONS (NOTE 11)

Loss from discontinued operations before
    income taxes...............................             (236)     (54,875)        (978)     (53,415)
Income tax benefit.............................                -         (264)           -         (138)
                                                      ----------   ----------   ----------   ----------
Loss on discontinued operations................             (236)     (54,611)        (978)     (53,277)
                                                      ----------   ----------   ----------   ----------
Net loss.......................................       $  (45,097)  $  (69,512)  $  (31,741)  $  (59,102)
                                                      ==========   ==========   ==========   ==========
Basic and diluted earnings per share:..........
    Loss from continuing operations............       $    (1.72)  $   ( 0.58)  $    (1.18)  $    (0.23)
    Loss from discontinued operations..........            (0.01)      ( 2.12)       (0.04)       (2.06)
                                                      ----------   ----------   ----------   ----------
    Net loss...................................       $    (1.73)  $    (2.70)  $    (1.22)  $    (2.29)

Weighted average shares outstanding:
    Basic......................................           26,109       25,721       26,074       25,769
    Effect of dilutive stock options...........                0            0            0            0
                                                      ----------   ----------   ----------   ----------
    Diluted....................................           26,109       25,721       26,074       25,769

    Cash Dividends paid per share..............       $     0.03   $     0.03   $     0.09   $     0.09
                                                      ==========   ==========   ==========   ==========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                         Nine months ended
                                                                           September 30,
                                                                      ------------------------
                                                                         2004          2003
                                                                      ----------     ---------
                                                                      (restated)

Cash flows from operating activities:
    Net loss.....................................................     $  (31,741)    $ (59,102)
    Depreciation and amortization................................         30,775        26,216
    Goodwill Impairment..........................................         48,720             -
    Deferred income tax provision................................            468        21,511
    Changes in assets and liabilities:
        Mylan settlement, net of cash payments...................         (1,600)        7,013
        Vitamin B-3 provision, net of cash payments..............           (728)       (4,890)
        Receivables, net.........................................          1,633         6,525
        Inventories..............................................         (7,848)        2,814
        Prepaid expenses and other current assets................          2,122        (1,553)
        Accounts payable and accrued liabilities.................          5,554          (377)
        Income taxes payable.....................................         (5,370)       (8,923)
        Other non-current assets and liabilities.................         (2,574)        3,046
    Discontinued operations:
        Changes in operating assets and liabilities..............         (1,073)         (714)
        Write-down of assets held for sale and other non-cash
         charges.................................................              -        60,927
                                                                      ----------     ---------
Net cash provided by operating activities........................         38,338        52,493
                                                                      ----------     ---------
Cash flows from investing activities:
    Capital expenditures.........................................        (27,749)      (27,251)
    Other investing activities...................................           (337)       (2,249)
    Discontinued operations - cash flows provided by
       investing activities......................................              -           720
                                                                      ----------     ---------
Net cash used in investing activities............................        (28,086)      (28,780)
                                                                      ----------     ---------
Cash flows from financing activities:
    Dividends paid...............................................         (2,330)       (2,316)
    Net increase in short-term debt..............................            126           824
    Long-term debt activity (including current portion):
        Borrowings...............................................         64,750       284,861
        Repayments...............................................        (56,767)     (299,693)
    Proceeds from stock options exercised........................          4,005           117
    Purchase of treasury stock...................................           (219)       (2,420)
                                                                      ----------     ---------
Net cash provided by (used in) financing activities..............          9,565       (18,627)
                                                                      ----------     ---------
Effect of exchange rate changes on cash..........................           (350)        3,453
                                                                      ----------     ---------
Net increase in cash and cash equivalents........................         19,467         8,539
                                                                      ----------     ---------
Cash and cash equivalents at beginning of period.................         64,294        33,296
                                                                      ----------     ---------

Cash and cash equivalents at end of period.......................     $   83,761     $  41,835
                                                                      ==========     =========

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

      The accompanying unaudited Consolidated Financial Statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments which are of a normal and recurring nature, except for the goodwill impairment discussed in Note 6, and are necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003.

      The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

      As discussed in Note 11, on November 10, 2003, the sale of Rutherford Chemicals was completed and accordingly, the business comprising the Rutherford Chemicals segment is classified as a discontinued operation in all periods presented.

      Certain reclassifications have been made in prior year amounts to conform to the current year presentation.

(2) RESTATEMENT OF 2004 QUARTERLY RESULTS

      During the 2004 year-end financial reporting process, the Company identified certain accounting adjustments principally related to amortization of leasehold improvements, employee benefit accruals, inventory and taxes that impacted prior years and prior quarters within 2004. The cumulative impact of the prior years' adjustments was a reduction to net income of $475 and is not considered material to any prior period. The prior years' adjustment of $475 has been reflected in the restated first quarter 2004 results. The impact on net income for the three and nine months ended September 30, 2004 was a decrease of $666 or $0.03 and a decrease of $876 or $0.04 per fully diluted share, respectively. The Company has restated the results of the three and nine months ended September 30, 2004 to reflect these adjustments.

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

(in thousands, except per-share data)

(2)   RESTATEMENT OF 2004 QUARTERLY RESULTS -- (CONTINUED)

Consolidated Income Statements                 QUARTER ENDED             NINE MONTHS ENDED
                                            SEPTEMBER 30, 2004          SEPTEMBER 30, 2004
                                         ------------------------    ------------------------
                                             AS                         AS
                                         PREVIOUSLY       AS         PREVIOUSLY        AS
                                          REPORTED      RESTATED      REPORTED      RESTATED
                                         ----------    ----------    ----------    ----------
Gross sales                              $   99,250    $   99,250    $  321,793    $  321,750
Cost of good sold                            60,454        61,142       198,940       199,346
Gross profit                                 39,882        39,194       127,120       126,671
SG&A expenses                                25,645        25,668        77,863        77,530
R&D expenses                                  4,512         4,520        13,899        13,936
Operating loss                              (38,995)      (39,714)      (11,499)      (11,652)
Provision for income taxes                    2,555         2,502         9,978        10,701
Loss from continuing operations             (44,195)      (44,861)      (29,887)      (30,763)
Net loss                                    (44,431)      (45,097)      (30,865)      (31,741)
Diluted EPS, Continuing operations       $    (1.69)   $    (1.72)   $    (1.15)   $    (1.18)
Diluted EPS, Net loss                    $    (1.70)   $    (1.73)   $    (1.18)   $    (1.22)

Consolidated Balance Sheets                     AS OF SEPTEMBER 30, 2004
                                               --------------------------
                                               AS PREVIOUSLY
                                                 REPORTED     AS RESTATED
                                               -------------  -----------
Trade receivables, net                         $      56,276  $    56,233
Inventories, net                                      88,222       89,060
Deferred tax assets                                    8,757        6,174
Prepaid expenses and other current assets             21,184       20,929
Total current assets                                 258,200      256,157
Property, plant and equipment, net                   265,261      264,187
Goodwill                                             171,514      170,420
Total assets                                         752,519      748,308
Accrued liabilities                                   59,176       59,085
Deferred tax liabilities                              28,998       29,351
Other non-current liabilites                          45,410       47,181
Total liabilities                                    386,856      388,889
Retained earnings                                    172,592      171,716
Accumulated other comprehensive income/(loss)          3,346       (2,022)
Total shareholders' equity                     $     365,663  $   359,419

(in thousands, except per-share data)

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

(4)   WEIGHTED AVERAGE SHARES OUTSTANDING

                                           Three months ended   Nine months ended
                                              September 30,       September 30,
                                           ------------------   -----------------
                                            2004        2003     2004       2003
                                           ------      ------   ------     ------
Weighted average shares outstanding:
Basic...................................   26,109      25,721   26,074     25,769
Effect of dilutive stock options........        -           -        -          -
                                           ------      ------   ------     ------
Diluted.................................   26,109      25,721   26,074     25,769

      In the three months ended September 30, 2004 and 2003, 243 and 278 shares, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. In the nine months ended September 30, 2004 and 2003, 357 and 263 shares, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

(in thousands, except per-share data)

(5)   STOCK BASED COMPENSATION

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

                                                      Three Months Ended      Nine Months Ended
                                                         September 30,          September 30,
                                                       2004         2003        2004       2003
                                                     ----------  ---------   ----------  ---------
                                                     (restated)              (restated)

Net loss, as reported.............................   $ (45,097)  $ (69,512)  $  (31,741) $ (59,102)
Deduct:  stock based compensation benefit
   included in reported net income................        (492)          -         (498)         -
Deduct:  stock-based compensation
   expenses determined using fair value
   method.........................................      (1,199)     (1,898)      (2,991)    (3,626)
                                                     ----------  ---------   ----------  ---------

Proforma net loss.................................   $ (46,788)  $ (71,410)  $  (35,230) $ (62,728)

Proforma weighted average shares outstanding:
  Basic...........................................      26,109      25,721       26,074     25,769
  Diluted.........................................      26,109      25,721       26,074     25,769

The effect of stock options would be anti-dilutive under the FAS 123 calculation and are therefore excluded. The stock based compensation benefits and expenses have not been tax affected due to the full domestic tax valuation allowances discussed in Note 7.

Earnings per share:
   Basic -- as reported..........................  $  (1.73)    $  (2.70)    $   (1.22)    $ (2.29)
   Basic -- proforma.............................  $  (1.79)    $  (2.78)    $   (1.35)    $ (2.43)
   Diluted -- as reported........................  $  (1.73)    $  (2.70)    $   (1.22)    $ (2.29)
   Diluted -- proforma...........................  $  (1.79)    $  (2.78)    $   (1.35)    $ (2.43)

(in thousands, except per-share data)

(6)   GOODWILL AND INTANGIBLE ASSETS

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

      The changes in the carrying amount of goodwill for the nine months ended September 30, 2004, are as follows:

                                                          Human
                                          Bioproducts     Health      Biopharma
                                            Segment       Segment      Segment        Total
                                          -----------   ----------   -----------   ----------
                                          (restated)                               (restated)
Balance as of January 1, 2004.........    $    53,787   $   41,617   $   125,338   $  220,742
Goodwill Impairment...................              -            -       (48,720)     (48,720)
Cumulative Translation Effect.........            (87)        (651)            -         (738)
Other, including Contingent Purchase
Price Adjustment .....................           (864)           -             -         (864)
                                          -----------   ----------   -----------   ----------
Balance as of September 30, 2004.         $    52,836   $   40,966   $    76,618   $  170,420
                                          ===========   ==========   ===========   ==========

      Other intangible assets that are not subject to amortization, consist of the following:

                                                  As of         As of
                                              September 30,  December 31,
                                                  2004          2003
                                              -------------  ------------
Proprietary Process......................     $       1,675  $      1,675
Trademarks...............................            33,898        33,898
                                              -------------  ------------
     Total                                    $      35,573  $     35,573
                                              =============  ============

(in thousands, except per-share data)

(6)   GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

Other intangible assets, which continue to be amortized, consist of the following:

                                 As of             As of
                             September 30,      December 31,
                                  2004              2003
                             Gross Carrying    Gross Carrying
                                 Amount            Amount
                             --------------    --------------
Patents                        $    3,354        $    3,122
Proprietary Process                 7,146             6,972
Supply Agreements                   2,110             2,110
Trademarks                          1,160               785
Unpatented Technology               5,912             5,912
Other                               2,265             2,249
Fully amortized assets*             2,883             2,883
                               ----------        ----------
     Total                         24,830            24,033
Accumulated Amortization           (9,573)           (8,215)
                               ----------        ----------
Net                            $   15,257        $   15,818
                               ==========        ==========

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

(7)   INCOME TAXES

      The Company's domestic net deferred tax assets at September 30, 2004 were primarily associated with net operating loss carryforwards, foreign tax credits, research and experimentation tax credits and alternative minimum tax credits, which are evaluated quarterly to assess the likelihood of realization. The realization of these assets is ultimately dependent upon generating future taxable income or implementing tax-planning strategies prior to expiration of those assets. Beginning September 30, 2003 the Company has maintained a full valuation allowance on its domestic net deferred tax assets. Accordingly, for the nine months ended September 30, 2004 a full valuation allowance of the Company's domestic net deferred tax assets generated during the first nine months of 2004 was recorded. The Company will continue to record a full valuation allowance on its domestic net deferred tax assets until an appropriate level of domestic profitability is sustained or tax strategies can be developed that will enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets will be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses will not be reduced by such income tax benefits. Additionally, should domestic losses continue, it is possible that tax planning strategies preserving certain domestic tax assets could be deemed inadequate, resulting in additional valuation allowances in the future. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 10 years, 20 years, 20 years and an indefinite period,

(in thousands, except per-share data)

(7)   INCOME TAXES (CONTINUED)

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

(8)   INVENTORIES

      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

      Inventories at September 30, 2004 and December 31, 2003 consist of the following:

                                                            September 30,   December 31,
                                                                2004           2003
                                                            -------------   ------------
                                                             (restated)
Finished goods............................................    $ 44,529        $ 42,045
Work in process...........................................      23,892          19,105
Raw materials.............................................      15,611          16,601
Supplies..................................................       5,028           4,262
                                                              --------        --------
    Total.................................................    $ 89,060        $ 82,013
                                                              ========        ========

(9)   LONG-TERM DEBT

      Long-term debt at September 30, 2004 and December 31, 2003 consists of the following:

                                                            September 30,   December 31,
                                                                2004            2003
                                                            -------------   ------------
Bank credit facilities....................................    $114,100        $105,200
Senior notes..............................................     100,000         100,000
Other.....................................................       7,629           8,545
                                                              --------        --------
    Subtotal..............................................     221,729         213,745
Less:  current portion....................................      (1,391)         (1,376)
                                                              --------        --------
    Total.................................................    $220,338        $212,369
                                                              ========        ========

      The Company met all bank covenants for the first nine months of 2004 and 2003.

(10)  RESTRUCTURING AND OTHER CHARGES

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

(in thousands, except per-share data)

(10)  RESTRUCTURING AND OTHER CHARGES (CONTINUED)

      The following table displays the activity related to the 2004 reduction in workforce reserve through September 30, 2004 (in millions):

                                                                  2004
                                                                Activity
                                                    ---------------------------------------
                                                                             September 30,
                                                                                 2004
                                                     2004         Cash          Reserve
                                                    Expense     Payments        Balance
                                                    -------     --------     -------------
Workforce reduction..........................        $1.0         $(0.7)          $0.3
                                                     ====         =====           ====

      2002 Actions

      In 2002, Cambrex completed a plan to realign its businesses, and at that time, the Company recorded net special pre-tax charges of $15,087, of which $10,849 were recorded in discontinued operations.

      The following table displays the activity related to the 2002 restructuring accruals through September 30, 2004 (in millions):

                                                      2003                    2004
                                                    Activity                Activity
                                                    --------                --------
                                        December                December                 September
                                        31, 2002                31, 2003                 30, 2004
                                        Reserve       Cash      Reserve       Cash       Reserve
                                        Balance     Payments    Balance     Payments     Balance
                                        --------    --------    --------    --------     ---------
Restructuring and other charges:
Employee severance..............          $1.0       $(0.8)       $0.2       $(0.2)           -
Facility closure costs..........           1.6        (0.6)        1.0        (0.7)        $0.3
                                          ----       -----        ----       -----        -----
Total...........................          $2.6       $(1.4)       $1.2       $(0.9)        $0.3
                                          ====       =====        ====       =====        =====

      The remaining facility closure costs are expected to be paid in the fourth quarter 2004.

(11)  DISCONTINUED OPERATIONS - SALE OF RUTHERFORD CHEMICALS

      On November 10, 2003 the Company completed the sale of Rutherford Chemicals. As a result of the completion of the transaction, the business comprising the Rutherford Chemicals segment is being reported as a discontinued operation in all periods presented. The agreement specified proceeds for the sale of $55,000 in cash at closing, a $2,000 subordinated 12% interest bearing note payable in full in 5 1/2 years from the closing date, and an $8,000 performance-based cash earn-out if certain future operating profit targets are achieved in each of the next 3 years. These terms resulted in a write-down of assets to estimated fair value of approximately $53,098 which is based on the selling price, including fees associated with the transaction. The Company has not included any of the performance based cash earn-out in the computation of the $53,098 loss and income for discontinued operations will be recorded in future periods if the Company receives any payments under the earn-out arrangement. In the first quarter of 2004, the Company finalized the post closing working capital adjustment. This adjustment, along with legal and other charges associated with the sale, has resulted in an additional $742 charge to discontinued operations in the first quarter 2004. In the third quarter of 2004, the Company incurred an additional $236 primarily for revised estimates of environmental liabilities associated with Rutherford Chemicals. These losses have not been tax affected, the reasons for which are more fully explained in
Note 7.

      In accordance with the sale agreement, the Company has retained certain liabilities of the Rutherford Chemicals business including existing general litigation matters, including the Vitamin B-3 matter, pre-closing environmental liabilities and post retirement benefits and pension liabilities. See Note 16 for further discussion.

(in thousands, except per-share data)

(11)  DISCONTINUED OPERATIONS - SALE OF RUTHERFORD CHEMICALS (CONTINUED)

      The following table shows revenues and loss from discontinued operations for the three and nine months ended September 30, 2004 and 2003:

                                                 Three                 Three                 Nine                 Nine
                                                 months               months               months                months
                                                 ended                 ended                ended                ended
                                             September 30,         September 30,        September 30,        September 30,
                                                  2004                 2003                 2004                  2003
                                             -------------         -------------        -------------        -------------
Revenues................................        $    -               $ 29,460              $   -               $ 97,397
                                                ======               ========              =====               ========
Pre-tax loss from
        discontinued operations.........          (236)                (1,777)              (978)                  (317)
Write-down to fair value based on
       expected selling price...........             -                (53,098)                 -                (53,098)
                                                ------               --------              -----               --------
Loss from discontinued operations
         before income taxes............        $ (236)              $(54,875)             $(978)              $(53,415)
                                                ======               ========              =====               ========

(12)  COMPREHENSIVE INCOME

      The following table shows the components of comprehensive loss for the three and nine months ended September 30, 2004 and 2003:

                                                             For the three months         For the nine months
                                                              ended September 30,         ended September 30,
                                                             ----------------------      ----------------------
                                                                 2004       2003            2004        2003
                                                             ----------  ----------      ----------  ----------
                                                             (restated)                  (restated)
Net loss................................................     $ (45,097)  $ (69,512)      $ (31,741)  $ (59,102)
       Foreign Currency Translation.....................         6,256       6,099          (5,550)     24,408
       Unrealized gain on hedging contracts.............           352         626             922         586
       Mimimum Pension Liability........................           (15)          -          (2,851)          -
       Other ...........................................            16         (12)              -         (16)
                                                             ---------   ---------       ---------   ---------
              Total.....................................     $ (38,488)  $ (62,799)      $ (39,220)  $ (34,124)
                                                             =========   =========       =========   =========

      The Company identified certain adjustments to the December 31, 2003 foreign deferred tax balances, minimum pension liability and other comprehensive income which have been reflected in the first quarter of 2004. These adjustments were not considered material to 2003.

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

(13)  RETIREMENT PLANS (CONTINUED)

      The components of net periodic pension cost for the Company's domestic plans for the three and nine months ended September 30, 2004 and 2003 are as follows:

                                                        Three              Three               Nine               Nine
                                                       months             months              months             months
                                                        ended              ended               ended              Ended
                                                    September 30,      September 30,       September 30,      September 30,
                                                        2004               2003                2004               2003
                                                    -------------      -------------       -------------      -------------
                                                     (restated)                             (restated)            2003
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost......................................       $ 581           $  650               $ 1,743            $ 1,950
Interest Cost.....................................         731              710                 2,193              2,130
Expected return on plan assets....................        (650)            (525)               (1,949)            (1,575)
Amortization of prior service cost................          11               17                    33                 51
Recognized actuarial loss.........................         129              130                   387                390
                                                         -----           ------               -------            -------

Net periodic benefit cost.........................       $ 802           $  982               $ 2,407            $ 2,946
                                                         =====           ======               =======            =======

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

      The components of net periodic pension cost for the Company's SERP Plans for the three and nine months ended September 30, 2004 and 2003 are as follows:

                                                            Three              Three              Nine               Nine
                                                            months             months            Months             months
                                                            ended              ended              ended              ended
                                                        September 30,      September 30,      September 30,      September 30,
                                                             2004              2003               2004               2003
                                                        -------------      -------------      -------------      -------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost......................................          $  52              $  63              $ 156              $  189
Interest Cost.....................................            107                106                321                 318
Amortization of unrecognized
    transition obligation.........................             25                  -                 75                   -
Amortization of prior service cost................              1                  1                  3                   3
Recognized actuarial loss.........................             12                 33                 36                  99
                                                            -----              -----              -----              ------

Net periodic benefit cost.........................          $ 197              $ 203              $ 591              $  609
                                                            =====              =====              =====              ======

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

(13)  RETIREMENT PLANS (CONTINUED)

      The components of net periodic pension cost for the Company's international plans for the three and nine months ended September 30, 2004 and 2003 are as follows:

                                                            Three              Three                Nine               Nine
                                                           months              months              months             months
                                                            ended              ended               ended               ended
                                                        September 30,      September 30,       September 30,       September 30,
                                                            2004                2003               2004                2003
                                                        -------------      -------------       -------------       -------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost......................................           $ 217            $ 158               $  651             $   474
Interest Cost.....................................             222              207                  732                 621
Expected return on plan assets....................             (71)             (46)                (213)               (138)
Amortization of excess plan net...................              21               (8)                   1                 (24)
Amortization of prior service cost................              (5)              32                   97                  96
                                                             -----            -----               ------             -------
Net periodic benefit cost.........................           $ 384            $ 343               $1,268             $ 1,029
                                                             =====            =====               ======             =======

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

      The components of net periodic benefit cost for the three and nine months ended September 30, 2004 and 2003 are as follows:

                                                           Three              Three              Nine               Nine
                                                           months            months             months             months
                                                           ended              ended             ended              ended
                                                       September 30,      September 30,     September 30,      September 30,
                                                            2004              2003               2004               2003
                                                       -------------      -------------     -------------      -------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost of benefits earned .................          $   13             $  31             $  39              $  93
Interest cost....................................              37                50               111                150
Actuarial loss recognized........................              29                53                87                159
Amortization of unrecognized prior service cost..             (38)              (44)             (114)              (132)
                                                           ------             -----            ------              -----
Total periodic postretirement benefit cost.......          $   41             $  90            $  123              $ 270
                                                           ======             =====            ======              =====

(in thousands, except per-share data)

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

(in thousands, except per-share data)

(15)  SEGMENT INFORMATION (CONTINUED)

      Following is a summary of business segment information for the following dates:

                                           Three months ended                  Nine months ended
                                              September 30,                      September 30,
                                      ----------------------------        ----------------------------
                                         2004              2003              2004              2003
                                      -----------       -----------       -----------       -----------
                                      (restated)                          (restated)
Gross Sales:
Bioproducts .....................     $   33,958        $   29,607        $  102,190        $   89,383
Biopharma .......................         11,375             8,680            31,739            31,497
Human Health ....................         53,917            56,892           187,821           182,646
                                      ----------        ----------        ----------        ----------
                                      $   99,250        $   95,179        $  321,750        $  303,526
                                      ==========        ==========        ==========        ==========

Gross Profit:
Bioproducts .....................     $   18,632        $   14,419        $   55,676        $   45,007
Biopharma .......................          1,892               837             3,303             8,158
Human Health ....................         18,670            21,742            67,692            69,296
                                      ----------        ----------        ----------        ----------
                                      $   39,194        $   36,998        $  126,671        $  122,461
                                      ==========        ==========        ==========        ==========

Operating (Loss)/Profit*:
Bioproducts .....................     $    6,379        $    3,883        $   21,872        $   12,838
Biopharma .......................        (49,247)           (1,615)          (53,065)              930
Human Health ....................          9,146            13,632            37,503            44,986
Corporate .......................         (5,992)           (5,921)          (17,962)          (31,244)
                                      ----------        ----------        ----------        ----------
Total Operating (Loss)/Profit ...     $  (39,714)       $    9,979        $  (11,652)       $   27,510
                                      ==========        ==========        ==========        ==========

Reconciliation to loss from
      Continuing Operations:
Interest expense, net ...........     $    2,854        $    3,251        $    8,471        $    8,301
Other income, net ...............           (209)              (80)              (61)             (207)
Provision for income taxes ......          2,502            21,709            10,701            25,241
                                      ----------        ----------        ----------        ----------
Loss from continuing operations       $  (44,861)       $  (14,901)       $  (30,763)       $   (5,825)
                                      ==========        ==========        ==========        ==========

Capital Spending:
Bioproducts .....................     $    2,592        $    2,147        $    6,809        $    6,388
Biopharma .......................          2,015             1,787             7,749             9,269
Human Health ....................          4,813             3,833            12,595            10,630
Corporate .......................            191               389               596               964
                                      ----------        ----------        ----------        ----------
                                      $    9,611        $    8,156        $   27,749        $   27,251
                                      ==========        ==========        ==========        ==========

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

(in thousands, except per-share data)

(15)  SEGMENT INFORMATION (CONTINUED)

                                          Three months ended                   Nine months ended
                                              September 30,                       September 30,
                                      ----------------------------        ----------------------------
                                         2004              2003               2004             2003
                                      ----------        ----------        ----------        ----------
                                      (restated)                          (restated)
Depreciation:
Bioproducts....................       $    1,300        $    1,262        $    4,022        $    3,717
Biopharma......................              899               592             3,338             1,663
Human Health...................            6,960             6,321            21,015            18,419
Corporate......................              340               626             1,020             1,274
                                      ----------        ----------        ----------        ----------
                                      $    9,499        $    8,801        $   29,395        $   25,073
                                      ==========        ==========        ==========        ==========

Amortization:
Bioproducts....................       $      342        $      282        $    1,030        $      828
Biopharma......................              108               117               324               309
Human Health...................                8                 -                26                 6
                                      ----------        ----------        ----------        ----------
                                      $      458        $      399        $    1,380        $    1,143
                                      ==========        ==========        ==========        ==========

                                     September 30,     December 31,
                                          2004             2003
                                      ------------     ------------
                                      (restated)
Total Assets:
Bioproducts....................       $  208,042        $  197,689
Biopharma......................          131,546           176,467
Human Health...................          361,852           356,885
Corporate......................           46,868            47,462
                                      ----------        ----------
                                      $  748,308        $  778,503
                                      ==========        ==========

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

(16)  CONTINGENCIES (CONTINUED)

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

(16)  CONTINGENCIES (CONTINUED)

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


(16)  CONTINGENCIES (CONTINUED)

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

(16)  CONTINGENCIES (CONTINUED)

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

(16)  CONTINGENCIES (CONTINUED)


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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      (in thousands, except per-share data)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in the explanatory note, and in note 2 to the unaudited consolidated financial statements, during the 2004 year-end financial reporting process, the Company identified certain accounting adjustments principally related to amortization of leasehold improvements, employee benefit accruals, inventory and taxes that impacted prior years and prior quarters within 2004. The Company has restated the quarterly results for the three quarters of 2004, as such all 2004 results and comparisons to prior year have been restated.

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

                                                                   Three Months Ended September 30,
                                                         ---------------------------------------------------
                                                                  2004                          2003
                                                         ----------------------         --------------------
                                                               (restated)
                                                            $               %              $             %
                                                         -------         ------         -------       ------
Bioproducts..........................................    $33,958          34.2%         $29,607        31.1%
Biopharma............................................     11,375          11.5            8,680         9.1
Human Health.........................................     53,917          54.3           56,892        59.8
                                                         -------         -----          -------       -----
      Total gross sales .............................    $99,250         100.0%         $95,179       100.0%
                                                         =======                        =======

The following table shows gross profit of the Company's three product segments for the third quarter 2004 and 2003.

                                                                  2004                          2003
                                                         ----------------------         ---------------------
                                                               (restated)
                                                        -----------------------
                                                          Gross          Gross           Gross        Gross
                                                        Profit $       Margin %         Profit $     Margin %
                                                        --------       --------         --------     --------
Bioproducts..........................................    $18,632         54.9%          $14,419         48.7%
Biopharma............................................      1,892         16.6               837          9.6
Human Health.........................................     18,670         34.6            21,742         38.2
                                                         -------                        -------
      Total..........................................    $39,194         39.5%          $36,998         38.9%
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

Gross profit in the third quarter of 2004 was $39,194 compared to $36,998 in 2003. Gross margin percentage increased to 39.5% from 38.9% in the third quarter of 2003. The higher gross margin percentage reflects increased margins in the Bioproduct and Biopharma segments partially offset by lower margins in the Human Health segment.

The following table shows sales by geographic area for the three months ended September 30, 2004 and 2003:

                                                            Three Months Ended September  30,
                                                            ---------------------------------
                                                                  2004           2003
                                                                ---------     ----------
North America........................................           $  54,667     $   51,026
Europe...............................................              36,892         38,103
Asia.................................................               4,675          3,836
Other ...............................................               3,016          2,214
                                                                ---------     ----------
Total................................................           $  99,250     $   95,179
                                                                =========     ==========

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

Human Health segment gross margins decreased due to unfavorable impact of foreign currency translation, pricing pressures on certain generic APIs and feed additives and unfavorable overhead absorption due to lower production partially offset by favorable overhead spending.

Selling, general and administrative expenses of $25,668 or 25.9% of gross sales in the third quarter 2004 increased from $22,958, or 24.1% of gross sales in the third quarter 2003. This increase is due primarily to additional sales and marketing personnel in our Human Health and Bioproducts segments, higher spending for advertising and promotions, the impact of foreign currency and higher administration personnel.

Research and development expenses of $4,520 were 4.6% of gross sales in the third quarter 2004, compared to $4,061 or 4.3% of gross sales in the third quarter 2003. The increase in expense primarily reflects higher lab spending and the impact of foreign currency.

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

The operating loss in the third quarter of 2004 was $39,714 including the goodwill impairment of $48,720 discussed above compared to operating profit of $9,979 in the third quarter of 2003. The 2004 results, excluding the goodwill impairment, reflect higher selling, general and administration expense offset by increased gross sales and higher gross margin.

Net interest expense of $2,854 in the third quarter 2004 decreased $397 from the third quarter of 2003 primarily reflecting lower average debt. The average interest rate was 5.51% in the third quarter of 2004 versus 5.35% in the third quarter of 2003.

The Company recorded tax expense of $2,502 for the third quarter of 2004 compared to $21,709 in the third quarter 2003. During the third quarter 2003, the Company concluded that $19,780 of domestic deferred tax assets were deemed unlikely to be realized, and as such, valuation allowances for this amount were recorded against these assets. Since that time, the Company has maintained a full valuation allowance on its domestic net deferred tax assets and no tax benefit has been recognized for domestic pre-tax losses. Accordingly, for the three months ended September 30, 2004 a full valuation allowance of the Company's domestic net deferred tax assets generated during the third quarter of 2004, including those related to the goodwill impairment charge, was recorded.

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

The loss from continuing operations in the third quarter of 2004 was $44,861 or $1.72 per diluted share versus a loss of $14,901, or $0.58 per diluted share in the same period a year ago.

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

Net loss in the third quarter of 2004 was $45,097, or $1.73 per diluted share versus a net loss of $69,512, or $2.70 per diluted share in the same period a year ago.

COMPARISON OF NINE MONTHS 2004 VERSUS NINE MONTHS 2003

                                                          2004                           2003
                                                         -------                        -------
                                                                (restated)
                                                            $              %               $             %
                                                        --------         ------         -------       ------
Bioproducts..........................................   $102,190          31.7%        $ 89,383        29.4%
Biopharma............................................     31,739           9.9           31,497        10.4
Human Health.........................................    187,821          58.4          182,646        60.2
                                                        --------         -----         --------       -----
Total gross sales ...................................   $321,750         100.0%        $303,526       100.0%
                                                        ========         =====         ========       =====

The following table shows gross sales and gross profit of the Company's three product segments for the nine months ended September 30, 2004 and 2003.

                                                                  2004                          2003
                                                        -----------------------         --------------------
                                                        (restated)
                                                        ----------
                                                          Gross          Gross           Gross        Gross
                                                        Profit $       Margin %        Profit $     Margin %
                                                        --------       --------        --------     --------
Bioproducts..........................................   $ 55,676         54.5%         $ 45,007       50.4%
Biopharma............................................      3,303         10.4             8,158       25.9
Human Health.........................................     67,692         36.0            69,296       37.9
                                                        --------                       --------
      Total..........................................   $126,671         39.4%         $122,461       40.3%
                                                        ========                       ========

Gross sales for the first nine months of 2004 increased 6.0% to $321,750 from $303,526 in the first nine months of 2003. All three segments reflect an increase in sales. Gross sales were favorably impacted 4.5% due to exchange rates reflecting a weaker U.S. dollar in the first nine months of 2004 versus the first nine months of 2003.

Gross profit in the first nine months of 2004 was $126,671 compared to $122,461 in the first nine months of 2003. Gross margin percentage decreased to 39.4% from 40.3% in the first nine months of 2003. The reduced gross margin percentage reflects lower margins in the Human Health and Biopharma segments partially offset by higher margins in the Bioproduct segment.

The following table shows sales by geographic area for the nine months ended September 30, 2004 and 2003:

                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                               2004                2003
                                                            ----------           --------
                                                            (restated)
North America........................................        $165,307            $155,988
Europe...............................................         134,745             128,926
Asia.................................................          12,573              11,522
Other ...............................................           9,125               7,090
                                                             --------            --------
Total................................................        $321,750            $303,526
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

The Human Health Segment gross sales for the first nine months of 2004 of $187,821 were $5,175 or 2.8% above the first nine months of 2003. Human Health sales were favorably impacted 5.5% due to exchange rates reflecting a weaker U.S. dollar in the first nine months 2004 versus 2003. The decrease, excluding currency, results from lower sales of a gastrointestinal and endocrine APIs due to timing of shipments as customers built-up inventory in 2003, lower sales of cardiovascular APIs, contract intermediates used in the manufacture of allergy and anti-viral APIs and a feed additive due to strong competition and lower demand. These decreases were partially offset by higher demand for custom development products particularly in the United States and increased sales of Alzheimer's treatment API.

Human Health segment gross margins decreased due to pricing pressures on certain generic APIs and feed additives and the unfavorable impact of foreign currency translation partially offset by favorable overhead spending and product mix.


Selling, general and administrative expenses of $77,530 or 24.1% of gross sales in the first nine months of 2004 increased from $71,033, or 23.4% of gross sales in the first nine months of 2003. This increase is due primarily to the impact of foreign currency, additional personnel in sales, marketing and administrative functions and higher spending for advertising and promotions.

Research and development expenses of $13,936 were 4.3% of gross sales in the first nine months of 2004, compared to $12,576 or 4.1% of gross sales in the first nine months of 2003. The increase primarily reflects additional personnel and lab expenses and the impact of foreign currency.

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

The operating loss in the first nine months of 2004 was $11,652 including the $48,720 impairment charge compared to operating profit of $27,510 in the first nine months of 2003. The first nine months of 2004 also includes $2,863 of income due to the early termination of a Bioproducts customer contract and an unrelated $1,000 charge associated with the reorganization and related workforce reductions at a European facility. These items are recorded as other, net operating expenses. The first nine months of 2003 results include an $11,342 charge for the settlement of certain class action lawsuits involving Mylan laboratories. Excluding these items, the lower operating profit in the first nine months of 2004 reflects the higher operating expenses and lower gross margins partially offset by the increased gross sales.

Net interest expense of $8,471 in the first nine months of 2004 increased $170 from the first nine months of 2003 primarily reflecting higher interest rates partially offset by lower average debt. The average interest rate was 5.63% in the first nine months of 2004 versus 4.51% in the first nine months of 2003.

The Company recorded tax expense of $10,701 for the first nine months of 2004 as compared to $25,241 in the first nine months of 2003. During the first nine months of 2003, the Company concluded that approximately $19,780 of domestic deferred tax assets were deemed unlikely to be realized, and as such, valuation allowances for this amount were recorded against these assets. Since that time, the Company has maintained a full valuation allowance on its domestic net deferred tax assets and no tax benefit has been recognized for domestic pre-tax losses. Accordingly, for the nine months ended September 30, 2004, including those related to the goodwill impairment charge, a full valuation allowance of the Company's domestic net deferred tax assets generated during the first nine months of 2004 was recorded.

The loss from continuing operations in the first nine months of 2004 was $30,763 or $1.18 per diluted share versus a loss of $5,825, or $0.23 per diluted share in the same period a year ago.

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

The net loss in the first nine months of 2004 was $31,741, or $1.22 per diluted share versus a net loss of $59,102, or $2.29 per diluted share in the same period a year ago.

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


FORWARD-LOOKING STATEMENTS

This document may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3B-6 under The Securities Exchange Act of 1934, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities. These statements may be identified by the fact that they use words such as "expects," "anticipates," "intends," "estimates,""believes" or similar expressions in connection with any discussion of future financial and operating performance. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q/A. The forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including but not limited to factors that could affect the Company's forward-looking statements relating to the resolution of the material weaknesses in internal controls discussed in Item 4 of this Quarterly Report including, among other things: the Company's ability to fully resolve the weaknesses within the period discussed in Item 4; the Company's ability to identify and retain qualified and experienced personnel on both a short and long term basis in its tax department; the Company's ability to design and maintain policies and procedures which enable the Company to avoid any reoccurrence of the matters which gave rise to the material weaknesses; the Company's ability to implement policies and procedures including documentation that meets the internal control over financial reporting requirements of the rules adopted by the Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and/or regulations (particularly environmental issues), tax rate, technology, manufacturing and legal issues, changes in foreign exchange rates, performance of minority investments, uncollectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials and the risks and other factors described under the caption "Risk Factors That May Affect Future Results" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

In coming to the conclusion that our disclosure controls and procedures were effective as of the end of the period covered by this report, our management considered, among other things, a significant control deficiency related to periodic reassessment of the application of generally accepted accounting principles which resulted in the need to restate our previously issued interim financial statements as disclosed in Note 2 to the financial statements included in this Form 10-Q. After reviewing and analyzing the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 99, "Materiality," Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," paragraph 29 and SAB Topic 5 F, "Accounting Changes Not Retroactively Applied Due to Immateriality," and taking into consideration (i) that the restatement adjustments did not have a material impact on any previously issued annual or interim financial statements, (ii) that the cumulative impact of the restatement adjustments on stockholders' equity was not material to any previously issued financial statements; and (iii) that we decided to restate our 2004 quarterly financial statements solely because the cumulative impact of the error, if recorded in the fourth quarter of 2004, would have been material to that quarter's reported net income, our management concluded that the restatement of the prior period financial statements was not the result of a material weakness in our disclosure controls and procedures.

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

                                                                (c) Total Number     (d) Maximum Number
                                                                  of Shares (or        (or Approximate
                                   (a) Total         Units)         Purchased         Dollar Value) of
                                   Number of      (b) Average      as Part of         Shares (or Units)
                                  Shares (or      Price Paid        Publicly           that May Yet Be
                                    Units)         per Share    Announced Plans      Purchased Under the
Period                             Purchased       (Or Unit)      or Programs         Plans or Programs
                                  ----------      -----------   ----------------     -------------------
July 1-31, 2004                      9,316          $23.50               -                580,700
August 1-31, 2004                        -               -               -                580,700
September 1-30, 2004                     -               -               -                580,700
                                     -----          ------             ---
Total                                9,316          $23.50               -

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

                                                CAMBREX CORPORATION

                                            By  /s/ Luke M. Beshar
                                                -------------------------------
                                                Luke M.Beshar
                                                Executive Vice President  and
                                                Chief Financial Officer
                                                (On behalf of the Registrant and
                                                as the Registrant's Principal
                                                Financial Officer)

Date: April 29, 2005