Form 10-Q
period 2005-03-31
CAMBREX CORP
filed 2005-05-06
CIK 820081

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

                  for the quarterly period ended March 31, 2005
                                                 --------------

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

                                  Yes X No

      As of April 30, 2005, there were 26,395,102 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                      For The Quarter Ended March 31, 2005

                                Table of Contents

                                                                        Page No.
                                                                        --------
Part I  Financial information

        Item 1.  Financial Statements (Unaudited)

                 Consolidated balance sheets as of
                 March 31, 2005 and December 31, 2004                          2

                 Consolidated income statements
                 for the three months ended March 31, 2005 and 2004            3

                 Consolidated statements of cash flows
                 for the three months ended March 31, 2005 and 2004            4

                 Notes to unaudited consolidated financial statements     5 - 19

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           20 - 24

        Item 4.  Controls and Procedures                                      25

Part II  Other information

        Item 2.  Changes in Securities and Use of Proceeds                    26

        Item 4.  Matters Submitted to a Vote of Securities Holders            26

        Item 6.  Exhibits                                                     26

Signatures                                                                    27

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                             March 31,     December 31,
                                                               2005           2004
                                                             ---------     ------------
ASSETS
Current assets:
   Cash and cash equivalents .............................   $  91,375      $  91,532
   Trade receivables, net ................................      67,076         68,370
   Inventories, net ......................................      96,875         91,039
   Deferred tax assets ...................................       4,291          2,605
   Prepaid expenses and other current assets .............      16,937         20,825
                                                             ---------      ---------
     Total current assets ................................     276,554        274,371

Property, plant and equipment, net .......................     272,148        280,790
Goodwill .................................................     175,359        176,275
Other intangible assets, net .............................      54,639         54,381
Other assets .............................................       5,226          6,168
                                                             ---------      ---------
     Total assets ........................................   $ 783,926      $ 791,985
                                                             =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................   $  35,894      $  38,552
   Accrued liabilities ...................................      49,516         52,181
   Short-term debt and current portion of long-term debt .       1,400          1,400
                                                             ---------      ---------
     Total current liabilities ...........................      86,810         92,133

Long-term debt ...........................................     234,602        226,187
Deferred tax liabilities .................................      21,887         21,686
Other non-current liabilities ............................      60,139         60,663
                                                             ---------      ---------
     Total liabilities ...................................     403,438        400,669
                                                             ---------      ---------
Stockholders' equity:
   Common stock, $.10 par value; issued 28,827,891 and
       28,825,603 shares at respective dates .............       2,883          2,883
   Additional paid-in capital ............................     215,513        213,120
   Retained earnings .....................................     179,102        175,804
   Treasury stock, at cost; 2,435,539 and 2,593,129
      shares at respective dates .........................     (20,701)       (21,991)
   Deferred compensation .................................      (4,107)        (1,982)
   Accumulated other comprehensive income ................       7,798         23,482
                                                             ---------      ---------
     Total stockholders' equity ..........................     380,488        391,316
                                                             ---------      ---------
     Total liabilities and stockholders' equity ..........   $ 783,926      $ 791,985
                                                             =========      =========


     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                             Three months ended
                                                                   March 31,
                                                           -----------------------
                                                             2005          2004
                                                           ---------     ---------
Gross sales ............................................   $ 110,462     $ 113,549
   Commissions & allowances ............................         989           959
                                                           ---------     ---------
Net sales ..............................................     109,473       112,590
   Other revenues ......................................       2,460         3,042
                                                           ---------     ---------
NET REVENUES ...........................................     111,933       115,632

Cost of goods sold .....................................      68,671        70,161
                                                           ---------     ---------
GROSS PROFIT ...........................................      43,262        45,471
Operating expenses:
   Selling, general and
      administrative expenses ..........................      26,497        27,437
   Research and development expenses ...................       5,858         4,743
   Other, net ..........................................          --        (1,863)
                                                           ---------     ---------
     Total operating expenses ..........................      32,355        30,317
OPERATING PROFIT .......................................      10,907        15,154
Other expenses:
   Interest expense, net ...............................       2,730         2,929
   Other expense, net ..................................         190           127
                                                           ---------     ---------
Income from continuing operations
   before income taxes .................................       7,987        12,098

   Provision for income taxes ..........................       3,897         4,339
                                                           ---------     ---------
INCOME FROM CONTINUING OPERATIONS ......................       4,090         7,759

DISCONTINUED OPERATIONS (NOTE 8)
Loss from discontinued operations net of provision for
   income taxes of $0 ..................................          --          (742)
                                                           ---------     ---------
Net income .............................................   $   4,090     $   7,017
                                                           =========     =========
Basic earnings per share:
   Income from continuing operations ...................   $    0.16     $    0.30
   Loss from discontinued operations ...................          --         (0.03)
                                                           ---------     ---------
   Net income ..........................................        0.16          0.27
Diluted earnings per share:
   Income from continuing operations ...................        0.15          0.29
   Loss from discontinued operations ...................          --         (0.03)
                                                           ---------     ---------
   Net income ..........................................        0.15          0.26
Weighted average shares outstanding:
   Basic ...............................................      26,346        26,001
   Effect of dilutive stock options ....................         284           604
                                                           ---------     ---------
   Diluted .............................................      26,630        26,605

Cash dividends paid per share ..........................   $    0.03     $    0.03
                                                           =========     =========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                              Three months ended
                                                                   March 31,
                                                             ----------------------
                                                               2005          2004
                                                             --------      --------
Cash flows from operating activities:
   Net income ............................................   $  4,090      $  7,017

   Depreciation and amortization .........................      9,944        10,747
   Deferred income tax provision .........................         --           472
   Changes in assets and liabilities:
     Receivables, net ....................................       (690)        1,024
     Inventories .........................................     (8,821)       (5,046)
     Prepaid expenses and other current assets ...........       (399)        5,080
     Accounts payable and accrued liabilities ............     (1,127)        3,099
     Income taxes payable ................................      2,027         2,200
     Other non-current assets and liabilities ............      2,943          (775)
                                                             --------      --------
   Net cash provided by operating activities .............      7,967        23,818
                                                             --------      --------

Cash flows from investing activities:

   Capital expenditures ..................................     (9,046)       (7,224)
   Other investing activities ............................     (2,643)         (412)
                                                             --------      --------
   Net cash used in investing activities .................    (11,689)       (7,636)
                                                             --------      --------

Cash flows from financing activities:

   Dividends paid ........................................       (792)         (786)
   Net increase in short-term debt .......................         --         2,111
   Long-term debt activity (including current portion):
     Borrowings ..........................................     24,814         5,300
     Repayments ..........................................    (16,387)      (15,241)
   Proceeds from stock options exercised .................         32         3,929
   Other financing activities ............................        111           (63)
                                                             --------      --------
     Net cash provided by/(used in) financing activities .      7,778        (4,750)
                                                             --------      --------

Effect of exchange rate changes on cash ..................     (4,213)       (2,044)
                                                             --------      --------

Net (decrease)/increase in cash and cash equivalents .....       (157)        9,388
                                                             --------      --------

Cash and cash equivalents at beginning of period .........     91,532        64,294
                                                             --------      --------

Cash and cash equivalents at end of period ...............   $ 91,375      $ 73,682
                                                             ========      ========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)

(1) BASIS OF PRESENTATION

     Unless otherwise indicated by the context, "Cambrex" or the "Company" means Cambrex Corporation and subsidiaries.

     The accompanying unaudited consolidated financial statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004.

     The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

(2) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Inventory Costs

      In November 2004, the FASB published SFAS No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criteria of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facility. This Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. An earlier application of the new amendment is permitted for inventory costs incurred during fiscal years beginning after the date of the issuance of this Statement. The Company is reviewing SFAS No. 151 to determine its impact on the Company's financial position or results of operations.

      Share-Based Payment

     In December 2004, the FASB published SFAS No. 123R (revised 2004) "Share-Based Payment". SFAS No. 123R supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. This Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is based on the transition methodology applied. In April 2005, the SEC issued guidance announcing that public companies will now be required to adopt SFAS No. 123R by their first fiscal year beginning on or after June 15, 2005. The Company is in the process of reviewing the SFAS No. 123R implementation and determining its transition methodology and its impact on the Company's financial position in 2006.

     Conditional Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board issued Interpretation Number 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). This statement clarifies the meaning of the term "conditional

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)


(2) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

asset retirement" as used in Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The statement requires the accelerated recognition of certain asset retirement obligations when a fair value of such obligation can be estimated. This statement becomes effective for the Company in the fourth quarter of 2005. The Company is currently evaluating the effect of adoption of this statement.

(3) STOCK BASED COMPENSATION

     As of March 31, 2005, the Company has seven active stock-based employee compensation plans in effect. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

     In May 2003, the Chief Executive Officer was granted 150,000 incentive stock appreciation rights. In the fourth quarter 2003 these rights vested and, as such, the employee is entitled to a cash settlement or the equivalent value of Cambrex stock representing the difference in value between the closing price of Cambrex stock on the day of the grant, which was $19.30, and the closing price of Cambrex stock on the day the rights are exercised. These rights terminate one year after the employee's retirement. These rights will be marked to market until the rights are exercised or expire with the amount being recorded as compensation expense or benefit in the applicable period. In the first quarter of 2005 and 2004, the Company recorded approximately $870 in compensation benefit and $245 in compensation expense, respectively.

                                               Three Months Ended
                                                    March 31,
                                                    ---------
                                              2005           2004
                                              ----           ----
Net income, as reported .................   $   4,090      $   7,017
Add:  stock based compensation
   included in reported net income ......        (650)           483

Deduct:  stock-based compensation
   expenses determined using fair value
   method ...............................        (729)        (1,617)
                                            ---------      ---------

Proforma net income .....................   $   2,711      $   5,883

Earnings per share:
   Basic - as reported ..................   $    0.16      $    0.27
   Basic - proforma .....................   $    0.10      $    0.23
   Diluted - as reported ................   $    0.15      $    0.26
   Diluted - proforma ...................   $    0.10      $    0.22

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(4) GOODWILL AND INTANGIBLE ASSETS

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

     The changes in the carrying amount of goodwill for the three months ended March 31, 2005, are as follows:

                                                                Human
                                 Bioproducts     Biopharma      Health
                                   Segment        Segment       Segment         Total
                                   -------        -------       -------         -----
Balance as of January 1, 2005 ... $  55,306      $  76,618     $  44,351      $ 176,275
Final Purchase Price
Payment and Adjustment for
Genolife acquisition ............     1,286              0             0          1,286
Cumulative Translation Effect ...      (367)             0        (1,835)        (2,202)
                                  ---------      ---------     ---------      ---------
Balance as of March 31, 2005 .... $  56,225      $  76,618     $  42,516      $ 175,359
                                  =========      =========     =========      =========

     Other intangible assets that are not subject to amortization, consist of the following:

                          As of         As of
                        March 31,    December 31,
                           2005         2004
                           ----         ----
Proprietary Process ... $   1,675     $   1,675
Trademarks ............    33,898        33,898
                        ---------     ---------
    Total ............. $  35,573     $  35,573
                        =========     =========

     Other intangible assets, which will continue to be amortized, consist of the following:

                                As of March 31,   As of December 31,
                                     2005               2004
                                     ----               ----
Patents                           $  5,632             $  5,792
Proprietary Process ...........      9,284                8,189
Supply Agreements .............      2,110                2,110
Trademarks ....................      1,384                1,384
Unpatented Technology .........      5,912                5,912
Other .........................      2,464                2,674
Fully Amortized Assets* .......      2,883                2,883
                                  --------             --------
   Total ......................     29,669               28,944
                                  --------             --------
Accumulated Amortization ......    (10,603)             (10,136)
                                  --------             --------
Net ...........................   $ 19,066             $ 18,808
                                  ========             ========

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(4) GOODWILL AND INTANGIBLE ASSETS - (CONTINUED)

     *This category includes certain fully amortized patents, proprietary process and non-compete agreements.

     Amortization expense for the quarters ended March 31, 2005 and 2004 were $539 and $472, respectively.

     The expected amortization expense related to intangible assets in the future is as follows:

     For the year ended December 31, 2005.......  $2,230
     For the year ended December 31, 2006.......  $2,173
     For the year ended December 31, 2007.......  $2,130
     For the year ended December 31, 2008.......  $1,848
     For the year ended December 31, 2009.......  $1,687

(5) INCOME TAXES

     The Company's domestic net deferred tax assets at March 31, 2005 were primarily associated with net operating loss carryforwards, foreign tax credits, research and experimentation tax credits and alternative minimum tax credits, which are evaluated quarterly to assess the likelihood of realization. The realization of these assets is ultimately dependent upon generating future taxable income or implementing tax planning strategies prior to expiration of those assets. Since September 30, 2003 the Company has maintained a full valuation allowance against its domestic net deferred tax assets and will continue to do so until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. Additionally, should domestic losses continue, it is possible that tax planning strategies preserving certain domestic tax assets could be deemed inadequate, resulting in additional valuation allowances in the future. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 10 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)


(6) INVENTORIES

      Inventories are stated at the lower of standard cost, determined on a first-in, first-out basis, or market.

      Inventories at March 31, 2005 and December 31, 2004 consist of the following:

                           March 31,      December 31,
                             2005            2004
                           ---------      ------------
Finished goods ...           $48,383        $45,002
Work in process ..            25,150         23,658
Raw materials ....            18,566         17,222
Supplies .........             4,776          5,157
                             -------        -------
   Total .........           $96,875        $91,039
                             =======        =======

(7) LONG-TERM DEBT

      Long-term debt at March 31, 2005 and December 31, 2004 consists of the following:

                           March 31,      December 31,
                              2005            2004
                           ---------      ------------
Bank credit facilities ..  $ 128,800      $ 120,000
Senior notes ............    100,000        100,000
Capitalized leases ......      6,934          7,280
Notes payable ...........        268            307
                           ---------      ---------
   Subtotal .............    236,002        227,587
Less:  current portion ..     (1,400)        (1,400)
                           ---------      ---------
   Total ................  $ 234,602      $ 226,187
                           =========      =========

      The Company met all bank covenants for the first three months of 2005 and the full year 2004.

                      CAMBREX CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(8) DISCONTINUED OPERATIONS - SALE OF RUTHERFORD CHEMICALS

      On November 10, 2003 the Company completed the sale of Rutherford Chemicals. The agreement specified proceeds for the sale of $55,000 in cash at closing, a $2,000 subordinated 12% interest bearing note payable in full in 5 1/2 years from the closing date, and an $8,000 performance-based cash earn-out if certain future operating profit targets are achieved in each of the next 3 years. These terms resulted in a write-down of assets to estimated fair value of approximately $53,098 which is based on the selling price, including fees associated with the transaction. The Company has not included any of the performance based cash earn-out in the computation of the $53,098 loss and income from discontinued operations will be recorded in future periods if the Company receives any payments under the earn-out arrangement. In the first quarter of 2004, the Company finalized the post closing working capital adjustment. This adjustment, along with legal and other charges associated with the sale, resulted in an additional $742 charge to discontinued operations in the first quarter 2004. This loss was not tax effected as more fully explained in Note #5.

      In accordance with the sale agreement, the Company has retained certain liabilities of the Rutherford Chemicals business including existing general litigation matters, including the Vitamin B-3 matter, pre-closing environmental liabilities and post retirement benefits and pension liabilities. See Note #14.

(9) COMPREHENSIVE INCOME

      The following table shows the components of comprehensive loss for the three months ended March 31, 2005 and 2004:

                                                           For the three months ended
                                                                   March 31,
                                                                   ---------
                                                               2005          2004
                                                             --------      --------
Net income ...............................................   $  4,090      $  7,017
Foreign currency translation .............................    (14,911)      (10,778)
Unrealized loss on hedging contracts .....................       (708)         (953)
Unrealized (gain)/loss on available for sale securities ..        (65)           24
Minimum pension liability ................................         --        (2,822)
                                                             --------      --------
   Total .................................................   $(11,594)     $ (7,512)
                                                             ========      ========

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(10) OTHER REVENUE

      Other revenue of $2,460 and $3,042 in the first quarter of 2005 and 2004, respectively, consists primarily of realized gains/losses on foreign currency hedge contracts, foreign exchange transaction gains/losses and freight billings. With respect to the foreign currency hedge contracts, the Company enters into such contracts to reduce exposures to market risks resulting from fluctuations in foreign exchange rates. The Company does not enter into financial instruments for trading or speculative purposes.

(11) RETIREMENT PLANS

      Domestic Pension Plans

      The Company maintains two U.S. defined-benefit pension plans which cover substantially all eligible employees: (1) the Nepera Hourly Pension Plan (the "Nepera Plan") which covers the union employees at the Harriman, New York plant, and (2) the Cambrex Pension Plan (the "Cambrex Plan") which covers all other eligible employees.

      The components of net periodic pension cost for the Company's domestic plans for the three months ended March 31, 2005 and 2004 are as follows

                                          March 31,  March 31,
                                            2005       2004
                                            -----      -----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost ............................   $ 688      $ 581
Interest cost ...........................     791        731
Expected return on plan assets ..........    (735)      (639)
Amortization of prior service cost ......      11         11
Recognized actuarial loss ...............     113        129
                                            -----      -----

Net periodic benefit cost ...............   $ 868      $ 813
                                            =====      =====

      The Company expects to contribute $500 in cash to its two U.S. defined-benefit pension plans in 2005.

      The Company has two Supplemental Executive Retirement Plans (SERP) for key executives. These plans are non-qualified and unfunded.

      The components of net periodic pension cost for the Company's SERP Plans for the three months ended March 31, 2005 and 2004 are as follows:

                                           March 31,   March 31,
                                             2005        2004
                                             ----        ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost ............................   $    56     $    52
Interest cost ...........................       108         107
Amortization of unrecognized
    transition obligation ...............        25          25
Amortization of prior service cost ......         1           1
Recognized actuarial loss ...............        10          12
                                            -------     -------

Net periodic benefit cost................   $   200     $   197
                                            =======     =======

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(11) RETIREMENT PLANS - (CONTINUED)

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

      The components of net periodic pension cost for the Company's international plans for the three months ended March 31, 2005 and 2004 are as follows:

                                           March 31,    March 31,
                                             2005         2004
                                           ---------    ---------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost ............................   $   302      $   173
Interest cost ...........................       282          234
Expected return on plan assets ..........       (92)         (45)
Amortization of unrecognized
   transition benefit ...................       (13)         (10)
Recognized actuarial loss ...............        59           19
Amortization of prior service cost ......        (2)          15
                                            -------      -------
Net periodic benefit cost................   $   536      $   386
                                            =======      =======

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

      The components of net periodic pension cost for the three months ended March 31, 2005 and 2004 are as follows:

                                                   March 31,    March 31,
                                                     2005         2004
                                                   ---------    ---------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost of benefits earned..........           $    15      $    13
Interest cost............................                38           37
Actuarial loss recognized                                29           29
Amortization of unrecognized prior service
 cost....................................               (38)         (38)
                                                    -------      -------
Total periodic postretirement benefit cost          $    44      $    41
                                                    =======      =======

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) SEGMENT INFORMATION

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

      Information as to the operations of the Company in each of its business segments is set forth below based on the nature of the products and services offered. Cambrex evaluates performance based on gross profit and operating profit. Operating profit is most similar to income from continuing operations and a reconciliation is included below. Intersegment sales are not material. The Company allocates certain corporate expenses to each of the segments.

      No customer accounted for more than 10% of gross sales in the three months ended March 31, 2005. One customer, a distributor representing multiple customers, accounted for 10.6% of gross sales in the three months ended March 31, 2004.

Following is a summary of business segment information for the following dates:

                                        Three months ended
                                             March 31,
                                     -------------------------
                                         2005           2004
                                     ----------     ----------
Gross Sales:
Bioproducts .......................   $  39,919      $  34,521
Biopharma .........................       7,707          9,119
Human Health ......................      62,836         69,909
                                      ---------      ---------
                                      $ 110,462      $ 113,549
                                      =========      =========

Gross Profit:
Bioproducts .......................   $  22,135      $  18,397
Biopharma .........................      (2,057)           450
Human Health ......................      23,184         26,624
                                      ---------      ---------
                                      $  43,262      $  45,471
                                      =========      =========

Operating Profit:
Bioproducts .......................   $   9,646      $   8,936
Biopharma .........................      (4,912)        (2,260)
Human Health ......................      12,309         15,335
Reconciling items-Corporate .......      (6,136)        (6,857)
                                      ---------      ---------
Total Operating Profit ............   $  10,907      $  15,154

Interest Expense, net .............   $   2,730      $   2,929
Other Expense, net ................         190            127
Taxes .............................       3,897          4,339
                                      ---------      ---------
Income from continuing operations .   $   4,090      $   7,759
                                      =========      =========

Capital Spending:
Bioproducts .......................   $   2,937      $     961
Biopharma .........................       1,406          2,836
Human Health ......................       4,254          3,265
Corporate .........................         449            162
                                      ---------      ---------
                                      $   9,046      $   7,224
                                      =========      =========

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) SEGMENT INFORMATION (CONTINUED)

                  Three months ended
                        March 31,
                  -------------------
                    2005        2004
                  -------     -------
Depreciation:
Bioproducts ....  $ 1,494     $ 1,350
Biopharma ......      946       1,482
Human Health ...    6,563       7,103
Corporate ......      402         340
                  -------     -------
                  $ 9,405     $10,275
                  =======     =======

Amortization:
Bioproducts ....  $   422     $   358
Biopharma ......      108         108
Human Health ...        9           6
                  -------     -------
                  $   539     $   472
                  =======     =======


                  March 31,   December 31,
                    2005         2004
                  --------     --------
Total Assets:
Bioproducts       $225,936     $220,791
Biopharma          132,989      134,591
Human Health       390,955      399,538
Corporate           34,046       37,065
                  --------     --------
                  $783,926     $791,985
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)


(14) CONTINGENCIES (CONTINUED)

      In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $5,279 and $5,570 at March 31, 2005 and December 31, 2004, respectively. The decrease in the accrual is due to currency fluctuation of $172, and payments of $119. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of what it believes are the probable and estimable costs associated with environmental proceedings including amounts for legal and investigation fees where remediation costs may not be estimable at the reporting date.

      As described below, the Company expects to receive information in the near future on three matters that could impact the Company's current assessment of its probable and estimable costs and as such may require an adjustment to the reserves.

      As a result of the sale of the Bayonne, New Jersey facility (see "Sale of Rutherford Chemicals" section of this Note), an obligation to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act was triggered and the Company has retained the responsibility for such obligation. The Company completed a Preliminary Assessment (PA) of the Site and submitted the PA to the New Jersey Department of Environmental Protection. The PA identified potential areas of concern based on historical operations and proposed certain sampling at the Site. The Company has reserved for the costs of the sampling. The results of the sampling will be used to develop an estimate of the Company's future liability for remediation costs, if required. We expect the sampling to commence within the next few months.

      In March 2000, the Company completed the acquisition of the Cambrex Profarmaco Landen facility in Belgium. At the time of acquisition, Cambrex was aware of certain site contamination and recorded a reserve for the estimated costs of remediation. This property has been the subject of an extensive on-going environmental investigation. The investigation has been completed with no change to the reserve warranted based on the information developed through the investigation. The health risk assessment related to the site contamination is on-going and is expected to be completed in the near future.

      The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. In 1997, Cosan entered into an Administrative Consent Order with the State of New Jersey Department of Environmental Protection. Under the Administrative Consent Order, Cosan is required to complete an investigation of the Clifton site conditions and conduct remediation as may be necessary. The investigation of site conditions continues and is expected to be completed in the near future. The results of the investigation will enable the Company to estimate its liability, if any. In February 2005, the New Jersey Federal District Court ruled that a lawsuit against Cosan by the owners of property adjacent to the Clifton location could be placed on the active calendar. The outcome of this matter could also affect the reserves.

      The Company is involved in other matters where the range of liability is not reasonably estimable at this time and it is not determinable when information will become available to provide a basis for recording an accrual, should an accrual be required. If any of the Company's environmental matters are resolved in a more unfavorable manner than presently estimated, these matters either individually or in the aggregate, could have a material adverse effect on the Company's financial condition, operating results and cash flows when resolved in a future reporting period.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(14) CONTINGENCIES (CONTINUED)

Litigation and Other Matters

      Mylan Laboratories

      In 1998 the Company and its subsidiary Profarmaco S.r.l. (currently known as Cambrex Profarmaco Milano S.r.l.") ("Profarmaco") were named as defendants (along with Mylan Laboratories, Inc. ("Mylan") and Gyma Laboratories of America, Inc., Profarmaco's distributor in the United States) in a proceeding instituted by the Federal Trade Commission ("FTC") in the United States District Court for the District of Columbia (the "District Court"). Suits were also commenced by several State Attorneys General. The suits alleged violations of the Federal Trade Commission Act arising from exclusive license agreements between Profarmaco and Mylan covering two active pharmaceutical ingredients ("APIs"). The FTC and Attorneys General's suits were settled in February 2001, with Mylan (on its own behalf and on behalf of Profarmaco and Cambrex) agreeing to pay over $140,000 and with Mylan, Profarmaco and Cambrex agreeing to monitor certain future conduct.

      The same parties including the Company and Profarmaco have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of the APIs in generic form, making allegations similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

      In April 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. In accordance with the agreement approximately $6,015 has been paid through March 31, 2005, with the remaining $6,400 to be paid over the next four years. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. As of March 31, 2005 the outstanding balance for this liability was $5,956.

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

      Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3. The actions seek injunctive relief and unspecified but substantial damages. Several actions have been concluded during 2003 and 2004 with all amounts paid from reserves established in this matter. Additional settlements are being discussed in several more indirect purchaser cases and we believe that current reserves are sufficient to complete the settlements.

      Litigation in the United States under the U.S. antitrust laws was commenced some years ago by a group of European purchasers. On motion by the Vitamin B-3 defendants, the District Court dismissed the litigation under the long-standing rule that foreign purchasers cannot sue in U.S. courts under U.S. antitrust statutes. Thereafter, the Federal Circuit Court for the District of Columbia reversed the District Court's decision. The Vitamin B-3 defendants, supported by the U.S. Department of Justice, appealed to the United States Supreme Court and oral arguments were heard on April 29, 2004. In June 2004, the United States Supreme Court ruled that foreign purchasers could not sue in U.S. courts under U.S. antitrust statutes if the conduct at issue resulted in purely foreign harm. However, the Court left

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)


(14) CONTINGENCIES (CONTINUED)

open potential claims where foreign injuries suffered by foreign plaintiffs were dependent upon domestic harm resulting from conduct that violates the U.S. antitrust laws. The Supreme Court remanded the matter to the Circuit Court for briefing on the issue of whether Plaintiffs preserved such a claim in the underlying proceedings, in which case a hearing on the claim would proceed in District Court. This proceeding is on-going and there has been no decision from the Court at this time. The balance of the reserves recorded within accrued liabilities related to this matter was $3,023 as of March 31, 2005. Any adjustments to this accrual will be recorded as part of discontinued operations.

      Sale of Rutherford Chemicals

      The Company completed the sale of its Rutherford Chemicals business on November 10, 2003. Under the agreement for the sale, the Company provided standard representations and warranties and included various covenants concerning the business, operations, liabilities and financial condition of the Rutherford Chemicals business. Most of such representations and warranties will survive for a period of thirty days after the Buyer's preparation of its audited financial statements for year-end 2004. Therefore, claims for breaches of such representations would have to be brought during that time frame. Certain specified representations and warranties and covenants, such as those relating to employee benefit matters and certain environmental matters, will survive for longer periods and claims under such representations, warranties and covenants could be brought during such longer periods. Under the sale agreement, the Company has indemnified the Buyer for breaches of representations, warranties and covenants. Indemnifications for certain but not all representations and warranties are subject to a deductible of $750 and a cap at 25 percent of the purchase price. On March 31, 2005, the Company received a claim by the purchasers of the Rutherford Chemicals business claiming breach of certain representations, warranties and covenants contained in the October 2003 Purchase Agreement. In early April the Company responded rejecting the claim. Thereafter, the purchasers submitted an amended claim. The amended claim alleges breaches of representations, warranties and covenants covering each of the five operating sites sold pursuant to the October 2003 Purchase Agreement and are related primarily to facility structures, utilities and equipment and alleges damages of $26,407. To the extent the alleged damages arise from breaches of representations and warranties, the claim is subject to a cap of between approximately $14,000 and 16,250, depending on whether certain contingent payments are made, and is subject to the deductible of $750 which is the responsibility of the purchasers. While the Company continues its evaluation of the claim, management currently believes that the claim is without merit and will vigorously defend against the claim. As such, the Company has no reserves related to this matter.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(14) CONTINGENCIES (CONTINUED)

      Class Action Matter

      In October 2003, the Company was notified of a securities class action lawsuit filed against Cambrex and five former and current Company officers. Five class action suits were filed with the New Jersey Federal District Court. In January 2004, the Court consolidated the cases, designated the lead plaintiff and selected counsel to represent the class. An amended complaint was filed on March 30, 2004. The lawsuit has been brought as a class action in the names of purchasers of the Company's common stock from October 21, 1998 through July 25, 2003. The complaint alleges that the Company failed to disclose in timely fashion the January 2003 accounting restatement and subsequent SEC investigation, as well as the loss of a significant contract at the Baltimore facility.

      The Company filed a motion to dismiss in May 2004. Thereafter the plaintiff filed a reply brief. The Company responded and is awaiting a decision from the Court. The Company currently considers the complaints to be without merit and will vigorously defend against them. As such, the Company has recorded no reserves related to this matter.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)


(14) CONTINGENCIES (CONTINUED)

      The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of March 31, 2005.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    (dollars in thousands, except share data)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 2005 VERSUS FIRST QUARTER 2004

      The following table show the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended March 31, 2005 and 2004.

                                        Quarter Ended March 31,
                            ----------------------------------------------
                                    2005                      2004
                            --------------------      --------------------
                                $           %             $           %
                            --------     -------      --------     -------
Bioproducts                 $ 39,919        36.1      $ 34,521        30.4
Biopharma                      7,707         7.0         9,119         8.0
Human Health                  62,836        56.9        69,909        61.6
                            --------     -------      --------     -------
      Total gross sales     $110,462       100.0%     $113,549       100.0%
                            ========     =======      ========     =======

      The following table shows the gross profit of the Company's three product segments for the first quarter 2005 and 2004.

                          2005                        2004
                 ----------------------       ---------------------
                  Gross         Gross           Gross       Gross
                 Profit $      Margin %       Profit $     Margin %
                 --------      --------       --------     --------
Bioproducts      $ 22,135          55.4%      $ 18,397         53.3%
Biopharma          (2,057)        (26.7)           450          4.9
Human Health       23,184          36.9         26,624         38.1
                 --------                     --------
      Total      $ 43,262          39.2%      $ 45,471         40.0%
                 ========                     ========

      Gross sales in the first quarter 2005 decreased 2.7% to $110,462 from $113,549 in the first quarter 2004. Increased sales in the Bioproducts segment were offset by lower sales in the Biopharma and Human Health segments. Gross sales were favorably impacted 2.3% in the first quarter 2005 versus the first quarter 2004 due to the exchange rates reflecting the weakness in the U.S. dollar primarily versus the Euro and Swedish Krona.

      Gross profit in the first quarter 2005 was $43,262 compared to $45,471 in the first quarter 2004. Gross margin percentage decreased to 39.2% from 40.0% in the first quarter 2004, reflecting lower margins in the Biopharma and Human Health segments partially offset by higher margins in the Bioproducts segment. Foreign currency fluctuations negatively impacted gross margins by 0.4 percentage points.

The following table shows gross sales by geographic area for the three months ended March 31, 2005 and 2004:

                  March 31,    March 31,
                    2005         2004
                    ----         ----
North America     $ 49,398     $ 55,564
Europe              53,848       50,177
Asia                 4,914        4,356
Other                2,302        3,452
                  --------     --------
Total             $110,462     $113,549
                  ========     ========

      Bioproducts Segment gross sales of $39,919 were $5,398 or 15.6% above the first quarter 2004. Bioproducts sales were favorably impacted 1.9% due to exchange rates reflecting a weaker U.S. dollar in the first quarter 2005 versus 2004. The sales increase, before the impact of foreign currency, reflects higher sales in both the research products and therapeutic applications categories. Increased research products sales primarily reflects higher sales of cell biology, serum and assays products due to stronger demand and higher pricing in Europe. The increase in therapeutic applications sales primarily reflects higher cell therapy sales due to the timing of shipments and the addition of new customers and higher media sales reflecting increased pricing and demand.

      Bioproducts segment gross margins increased to 55.4% in the first quarter of 2005 from 53.3% in the first quarter 2004 primarily due to higher sales volume and mix, lower inventory reserves, increased pricing in most product categories, favorable impact of foreign currency and lower bad debt reserves due to favorable collections partially offset by higher costs for raw materials.

      Biopharma Segment gross sales of $7,707 were $1,412 or 15.5% below the first quarter 2004 reflecting lower suite fees and process development in our biopharmaceutical manufacturing business driven by the completion or timing of projects. Foreign currency had no impact on Biopharma sales.

      Biopharma segment gross margins decreased to (26.7)% in the first quarter of 2005 from 4.9% in the first quarter of 2004 driven by lower revenues, unfavorable mix, under absorption of fixed overheads and higher production costs due to a new 2800L bioreactor being placed into service.

      Human Health Segment gross sales of $62,836 were $7,073 or 10.1% below the first quarter of 2004. Human Health sales were favorably impacted 2.8% due to exchange rates reflecting a weaker U.S. dollar. Excluding the currency impact, the decrease in sales reflects the loss of supply arrangements for an intermediate used in antihistamines and a local anaesthetic, lower shipments of an Alzheimer treatment API due to the launch of the product in 2004 which required higher inventory levels and lower sales of certain other APIs, intermediates and other fine chemicals due to pricing pressures and timing. These sales were partially offset by higher sales of custom development products and central nervous system APIs.

      Human Health segment gross margins decreased to 36.9% in the first quarter of 2005 from 38.1% in the first quarter of 2004 due to pricing pressures on APIs and other fine custom chemicals, unfavorable overhead absorption and unfavorable impact of foreign currency partially offset by favorable product mix and lower variable production costs.

      Selling, general and administrative expenses of $26,497 or 24.0% as a percentage of gross sales in the first quarter 2005 decreased from $27,437 or 24.2% in the first quarter 2004. Sales and marketing expenses were relatively flat compared to the first quarter 2004. Administration expenses decreased primarily due to the valuation of stock appreciation rights and legal costs partially offset by higher regulatory compliance costs associated with the Sarbanes-Oxley Act and the impact of currency translation due to the weaker U.S. dollar.

      Research and development expenses of $5,858 were 5.3% of gross sales in the first quarter of 2004 compared to $4,743 or 4.2% of gross sales in the first quarter 2004. The increase reflects investments in new product technologies, increased spending on therapeutic applications, higher custom development costs and the impact of foreign currency exchange.

      Operating profit in the first quarter 2005 was $10,907 compared to $15,154 in the first quarter 2004. The results reflect lower gross margins in the Biopharma and Human Health segments partially offset by higher margins in the Bioproducts segment. The 2004 results include $2,863 of non-recurring income due to the early termination of a Bioproducts customer contract and an unrelated $1,000 non-recurring charge associated with the reorganization and related workforce reductions at a European facility.

      Net interest expense of $2,730 in the first quarter 2005 decreased $199 from the first quarter 2004 primarily reflecting lower interest rates partially offset by higher average debt. The average interest rate was 5.3% in the first quarter 2005 versus 5.8% in the first quarter 2004.

      The effective tax rate for the first quarter 2005 was 48.8% compared to 35.9% in the first quarter 2004. The increase in the effective tax rate in the first quarter 2005 compared to the first quarter 2004 is due to the geographic mix of income earned in each quarter. Since September 30, 2003 the Company has maintained a full valuation allowance against the Company's domestic net deferred tax assets and will continue to do so until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. Additionally, should domestic losses continue, it is possible that certain tax planning strategies preserving certain domestic tax assets could be deemed inadequate, resulting in additional valuation allowances in the future. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 10 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

      Income from continuing operations in the first quarter of 2005 was $4,090 or $0.15 per diluted share versus $7,759, or $0.29 per diluted share in the same period a year ago.

      The Company sold its Rutherford Chemical business in November 2003. In the first quarter of 2004, the Company recorded a post closing working capital adjustment and other expenses associated with Rutherford Chemicals resulting in a loss from discontinued operations of $742 or $0.03 per share.

      Net income in the first quarter of 2005 was $4,090, or $0.15 per diluted share versus $7,017, or $0.26 per diluted share in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents decreased $157 in the first quarter of 2005. Cash provided by operating activities of $7,967 and cash generated from financing activities of $7,778 was used to fund investing activities of $11,689. During the three months ended March 31, 2005, the Company generated cash flows from operations totaling $7,967, a decrease of $15,851 versus the same period a year ago. This decrease in cash flows is due primarily to lower net income, an increase in inventories due to increased production and the timing of shipments, significant collections of receivables outstanding at the end of 2003 and receipt of customer advances during the first quarter 2004 and timing of tax and other payments compared to prior year.

      Capital expenditures from continuing operations were $9,046 in the first three months of 2005 as compared to $7,224 in the first three months 2004. Part of the funds in 2005 were used for a suite expansion at Biopharma manufacturing plants, cell therapy manufacturing capabilities at the Bioproducts facility in Walkersville, MD, new research and development labs at Milan, Italy and capital improvements to existing facilities. The Company also invested $2,643 for certain acquisitions and other intangibles in the first quarter of 2005 versus $412 in the first quarter of 2004.

      Cash flows generated in financing activities in the first three months of 2005 of $7,778 includes a net increase in debt of $8,427 partially offset by payment of dividends of $792. In the first three months of 2004 the Company repaid $7,830 of debt. Proceeds from the exercise of stock options were $32 in the first quarter of 2005 compared to $3,929 in the first quarter of 2004.

      During the first three months of 2005 and 2004, the Company paid cash dividends of $0.03 per share.

      Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements.

FORWARD-LOOKING STATEMENTS

This document may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under The Securities Exchange Act of 1934, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities. These statements may be identified by the fact that they use words such as "expects," "anticipates," "intends," "estimates," "believes" or similar expressions in connection with any discussion of future financial and operating performance. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q. The forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including, but not limited to, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and/or regulations (particularly environmental issues), tax rate, technology, manufacturing and legal issues, changes in foreign exchange rates, performance of minority investments, uncollectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials and the risks and other factors described under the caption "Risk Factors That May Affect Future Results" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

With the participation of the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's `disclosure controls and procedures' (as defined in the Rules 13a-15(e) under the Securities Exchange Act of 1934 (the `Exchange Act') as of the end of the period covered by this quarterly report. Disclosure controls and procedures are designed to provide reasonable assurance that the Company is able to meet the objective of filing reports under the Exchange Act that contain disclosure which is recorded, processed, summarized and reported pursuant to the disclosure requirements and within the time periods specified in the rules and forms of the Commission. Based on such evaluation, including consideration of the matter discussed below, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2005.

CHANGES IN CONTROLS AND PROCEDURES

      There were no significant changes in the Company's internal controls, or in other factors that could significantly affect these internal controls, subsequent to the evaluation performed as of December 31, 2004.

PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS.

      Purchases of equity securities by the issuer and affiliated purchasers.

                                                                                        (d) Maximum Number
                                                               (c) Total Number of    (or Approximate Dollar
                                                                Shares (or Units)      Value) of Shares (or
                       (a) Total Number       (b) Average      Purchased as Part of   Units) that May Yet Be
                         of Shares (or       Price Paid per     Publicly Announced     Purchased Under the
Period                  Units) Purchased     Share (or Unit)     Plans or Programs      Plans or Programs
------                  ----------------     ---------------     -----------------      -----------------
January 1-31, 2005                    --                  --                    --               580,700
February 1-28, 2005                   --                  --                    --               580,700
March 1-31, 2005                      --                  --                    --               580,700
Total                                 --                  --                    --

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITIES HOLDERS.

      1. At the Annual Meeting of Stockholders held on April 28, 2005, four Directors in Class III were elected to hold office as Directors of the Company until the 2008 Annual Meeting of Stockholders.

           Nominees             Votes For    Votes Withheld
           --------             ---------    --------------
           William B. Korb     24,674,427       434,709
           James A. Mack       24,617,653       491,483
           John R. Miller      24,131,648       977,488
           Peter Tombros       24,604,093       505,043

      2. Also, the Stockholders voted for the appointment of PricewaterwaterhouseCoopers LLP as the Company's Registered Independent Public Accounting Firm for 2005.

            Votes For     Votes Against     Votes Abstained     Unvoted
            ---------     -------------     ---------------     -------
            24,886,165       213,800             9,170            --

ITEM 6. EXHIBITS

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

                                         CAMBREX CORPORATION


                                   By    /s/ Luke M. Beshar
                                         ------------------------------
                                         Luke M.Beshar
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (On behalf of the Registrant and
                                         as the Registrant's Principal
                                         Financial Officer)


Dated: May 6, 2005