Form 10-Q
period 2005-06-30
CAMBREX CORP
filed 2005-08-04
CIK 820081

                                                                       CONFORMED

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2005

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

             for the transition period from __________ to ________
                         Commission file number 1-10638

                               CAMBREX CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                          22-2476135
-------------------------------                             ------------------
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

                                  Yes [X] No [ ]

      As of July 31, 2005, there were 26,408,660 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                       For The Quarter Ended June 30, 2005
                                Table of Contents

                                                                                                     Page No.
                                                                                                     --------
Part I   Financial information

          Item 1.   Financial Statements (Unaudited)

                    Consolidated balance sheets as of
                    June 30, 2005 and December 31, 2004                                                    2

                    Consolidated income statements for the
                    three months and six months ended June 30, 2005 and 2004                               3

                    Consolidated statements of cash flows
                    for the six months ended June 30, 2005 and 2004                                        4

                    Notes to unaudited consolidated financial statements                              5 - 19

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                    20 - 26

         Item 4.    Controls and Procedures                                                               27

Part II  Other information

         Item 2.    Changes in Securities and Use of Proceeds                                             28

         Item 4.    Matters Submitted to a Vote of Securities Holders                                     28

         Item 5.    Other Information                                                                     28

         Item 6.    Exhibits                                                                              28

Signatures                                                                                                29

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                       (in thousands, except share data)

                                                              June 30,       December 31,
                                                                2005             2004
                                                              ---------      ------------
ASSETS
Current assets:
    Cash and cash equivalents ..............................  $  45,606        $  91,532
    Trade receivables, net .................................     67,261           68,370
    Inventories, net .......................................     97,688           91,039
    Deferred tax assets ....................................      3,645            2,605
    Prepaid expenses and other current assets ..............     18,404           20,825
                                                              ---------        ---------
        Total current assets ...............................    232,604          274,371

Property, plant and equipment, net .........................    259,458          280,790
Goodwill ...................................................    172,436          176,275
Other intangible assets, net ...............................     53,417           54,381
Other assets ...............................................      5,240            6,168
                                                              ---------        ---------

        Total assets .......................................  $ 723,155        $ 791,985
                                                              =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .......................................  $  35,354        $  38,552
    Accrued liabilities ....................................     45,310           52,181
    Short-term debt and current portion of long-term debt...      1,608            1,400
                                                              ---------        ---------
        Total current liabilities ..........................     82,272           92,133

Long-term debt .............................................    199,632          226,187
Deferred tax liabilities ...................................     19,326           21,686
Other non-current liabilities ..............................     54,913           60,663
                                                              ---------        ---------
        Total liabilities ..................................  $ 356,143        $ 400,669
                                                              ---------        ---------

Stockholders' equity:
    Common stock, $.10 par value; authorized 100,000,000
        issued 28,838,141 and 28,825,603
        shares at respective dates .........................      2,883            2,883
    Additional paid-in capital .............................    215,747          213,120
    Retained earnings ......................................    185,390          175,804
    Treasury stock, at cost 2,429,481 and 2,593,129
       shares at respective dates ..........................    (20,650)         (21,991)
    Deferred compensation ..................................     (4,068)          (1,982)
    Accumulated other comprehensive income .................    (12,290)          23,482
                                                              ---------        ---------

        Total stockholders' equity .........................    367,012          391,316
                                                              ---------        ---------

        Total liabilities and stockholders' equity .........  $ 723,155        $ 791,985
                                                              =========        =========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (unaudited)
                     (in thousands, except per-share data)

                                                Three months ended           Six months ended
                                                     June 30,                     June 30,
                                             ------------------------     -----------------------
                                               2005            2004         2005          2004
                                             ---------      ---------     ---------     ---------
Gross sales ...............................  $ 116,171      $ 108,951     $ 226,633     $ 222,500
    Commissions & allowances ..............      1,676            699         2,665         1,658
                                             ---------      ---------     ---------     ---------
Net sales .................................    114,495        108,252       223,968       220,842
    Other revenues ........................      2,251          1,797         4,711         4,839
                                             ---------      ---------     ---------     ---------

NET REVENUES ..............................    116,746        110,049       228,679       225,681

Cost of goods sold ........................     76,476         68,043       145,147       138,204
                                             ---------      ---------     ---------     ---------

GROSS PROFIT ..............................     40,270         42,006        83,532        87,477

Operating expenses:
    Selling, general and
       administrative expenses ............     25,318         24,425        51,815        51,862
    Research and development expenses .....      5,881          4,673        11,739         9,416
    Other, net ............................          -              -             -        (1,863)
                                             ---------      ---------     ---------     ---------
      Total operating expenses ............     31,199         29,098        63,554        59,415

OPERATING PROFIT ..........................      9,071         12,908        19,978        28,062

Other expenses (income):
    Interest expense, net .................      2,751          2,688         5,481         5,617
    Other (income)/expense, net ...........        (93)            21            97           148
                                             ---------      ---------     ---------     ---------

Income from continuing operations before
     income taxes .........................      6,413         10,199        14,400        22,297

    Income tax (benefit)/provision ........       (667)         3,860         3,230         8,199
                                             ---------      ---------     ---------     ---------

INCOME FROM CONTINUING OPERATIONS .........  $   7,080      $   6,339     $  11,170     $  14,098

DISCONTINUED OPERATIONS (NOTE 8)


Loss from discontinued operations .........          -              -             -          (742)
                                             ---------      ---------     ---------     ---------

Net income ................................  $   7,080      $   6,339     $  11,170     $  13,356
                                             =========      =========     =========     =========

Basic earnings per share:
    Income from continuing operations .....  $    0.27      $    0.24     $    0.42     $    0.54
    Loss from discontinued operations .....          -              -             -         (0.03)
                                             ---------      ---------     ---------     ---------
    Net income ............................  $    0.27      $    0.24     $    0.42     $    0.51

Diluted earnings per share:
    Income from continuing operations .....  $    0.27      $    0.24     $    0.42     $    0.53
    Loss from discontinued operations .....          -              -             -         (0.02)
                                             ---------      ---------     ---------     ---------
    Net income ............................  $    0.27      $    0.24     $    0.42     $    0.51

Weighted average shares outstanding:
    Basic .................................     26,402         26,112        26,373        26,057
    Effect of dilutive stock options ......        108            271           176           348
                                             ---------      ---------     ---------     ---------
    Diluted ...............................     26,510         26,383        26,549        26,405

Cash dividends paid per share .............  $    0.03      $    0.03     $    0.06     $    0.06
                                             =========      =========     =========     =========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                              Six months ended
                                                                                 June 30,
                                                                            ---------------------
                                                                              2005         2004
                                                                            --------     --------
Cash flows from operating activities:
    Net income...................................................           $ 11,170     $ 13,356

    Depreciation and amortization................................             19,886       20,818
    Stock based compensation included in net income..............               (295)         409
    Deferred income tax provision................................                  -          470
    Allowance for doubtful account...............................              1,329         (276)
    Inventory reserve............................................              1,868        3,144
    Changes in assets and liabilities:
        Receivables..............................................             (4,750)         300
        Inventories..............................................            (15,889)      (8,567)
        Prepaid expenses and other current assets................                 98        1,554
        Accounts payable and accrued liabilities.................             (1,673)      (2,970)
        Income taxes payable.....................................                944       (5,229)
        Other non-current assets and liabilities.................             (2,386)        (902)
        Discontinued operations:
          Non-cash charges and changes in operating assets
              and liabilities....................................                  -       (1,309)
                                                                            --------     --------
        Net cash provided by operating activities................             10,302       20,798
                                                                            --------     --------

Cash flows from investing activities:
    Capital expenditures.........................................            (18,077)     (18,138)
    Other investing activities...................................               (695)        (427)
                                                                            --------     --------

    Net cash used in investing activities........................            (18,772)     (18,565)
                                                                            --------     --------

Cash flows from financing activities:
    Dividends paid...............................................             (1,584)      (1,548)
    Net increase in short-term debt..............................                174          425
    Long-term debt activity (including current portion):
        Borrowings...............................................             52,239       39,350
        Repayments...............................................            (78,711)     (30,735)
    Proceeds from stock options exercised........................                170        3,988
    Purchase of treasury stock...................................                (74)           -
                                                                            --------     --------
        Net cash (used in)/provided by financing activities......            (27,786)      11,480
                                                                            --------     --------

Effect of exchange rate changes on cash..........................             (9,670)      (1,870)
                                                                            --------     --------

Net (decrease)/increase in cash and cash equivalents.............            (45,926)      11,843
                                                                            --------     --------

Cash and cash equivalents at beginning of period.................             91,532       64,294
                                                                            --------     --------

Cash and cash equivalents at end of period.......................           $ 45,606     $ 76,137
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

      The accompanying unaudited Consolidated Financial Statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments which are of a normal and recurring nature, except as otherwise described herein, and are necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004.

      The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

      Certain reclassifications have been made in prior year amounts to conform to the current year presentation.

(2)   IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Inventory Costs

      In November 2004, the Financial Accounting Standards Board ("FASB") published SFAS No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criteria of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facility. This Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. An earlier application of the new amendment is permitted for inventory costs incurred during fiscal years beginning after the date of the issuance of this Statement. The Company is reviewing SFAS No. 151 to determine its impact on the Company's financial position or results of operations.

      Share-Based Payment

      In December 2004, the FASB published SFAS No. 123R (revised 2004) "Share-Based Payment". SFAS No. 123R supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. This Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is based on the transition methodology applied. In April 2005, the SEC issued guidance announcing that public companies will now be required to adopt SFAS No. 123R by their first fiscal year beginning on or after June 15, 2005. The Company will adopt SFAS 123R effective January 1, 2006 and is in the process of reviewing the implementation and determining its transition methodology. As discussed in Note #3, during the second quarter 2005 the Company accelerated the vesting of options with an exercise price greater than or equal to $18.675 which will eliminate approximately $9,600 of expense which would have been recognized in 2006 and beyond under SFAS No 123R.

      Conditional Asset Retirement Obligations

      In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). This statement clarifies the meaning of the term "conditional asset retirement" as used in Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 requires the accelerated recognition of certain asset retirement obligations when a fair value of such obligation can be estimated. FIN 47 becomes effective for the Company in the fourth quarter of 2005. The Company is currently evaluating the effect of adoption of this Statement.

                      CAMBREX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per-share data)

(2)   IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      Accounting Changes and Error Corrections

      In May 2005, the FASB published SFAS No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 replaces the guidance in APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principles. This statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. An early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of the issuance of this Statement.

(3)   STOCK BASED COMPENSATION

      At June 30, 2005, the Company has seven active stock-based employee compensation plans in effect. The Company applies the provisions of APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) amended by FAS 148 establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company has adopted the disclosure only provisions available under SFAS 123. Accordingly, no compensation has been recognized for stock option plans under SFAS 123.

      On June 1, 2005, the Company accelerated the vesting of unvested stock options held by all current employees and all executive officers having an exercise price of $18.675 or greater granted under The 1996 Performance Stock Option Plan, The 1998 Stock Option Plan, The 2000 Non-Executive Stock Option Plan, The 2001 Performance Stock Option Plan, The 2003 Performance Stock Option Plan and The 2004 Omnibus Incentive Plan. Except for the 2000 Non-Executive Stock Option Plan (for which shareholder approval was not required), the Plans identified above were approved by the Company's shareholders.

      Options to purchase approximately 2,000,000 shares of the Company's common stock were subject to the acceleration. The Company has imposed a holding period that will require all employees and executive officers to refrain from selling shares acquired upon the exercise of these options until the date on which the exercise would have been permitted under the option's original vesting terms or, if earlier, the expiration date due to retirement.

      The acceleration eliminates future compensation expense the Company would otherwise recognize in its consolidated statement of operations with respect to these options once the Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment", issued by the FASB is implemented for reporting periods beginning January 1, 2006.

      Cambrex senior executives participate in a long-term incentive plan which rewards achievement of long-term strategic goals with restricted stock units. Awards are made annually to key executives and vest in one-third increments on the first, second and third anniversaries of the grant. On the third anniversary of the grant, restrictions on sale or transfer are removed and shares are issued to executives. In the event of termination of employment, the participant is entitled to the vested portion of the restricted stock units and forfeits the remaining amount; the three-year restriction remains in place. For the three and six months ended June 30, 2005, the Company recorded $480 and $875 respectively, in compensation expense for this plan. For the three and six months ended June 30, 2004 the Company recorded $177 and $415 respectively, in compensation expense for this plan. Shares are held in trust for the restricted stock grants.

      In May 2003, the Chief Executive Officer ("CEO") was granted 150,000 incentive stock appreciation rights. In the fourth quarter 2003 these rights vested and, as such, the CEO is entitled to a cash settlement representing the difference in value between the closing price of Cambrex stock on the day of the grant, which was $19.30, and the closing price of Cambrex stock on the day the rights are exercised. These rights terminate one year after the CEO's retirement. These

                      CAMBREX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per-share data)

(3)   STOCK BASED COMPENSATION (CONTINUED)

rights will be marked to market until the rights are exercised or expire with the amount being recorded as compensation expense or benefit in the applicable period. In the second quarter and six months of 2005, the Company recorded $300 and $1,170, respectively, in compensation benefit. In the second quarter and six months of 2004, the Company recorded $251 and $6, respectively on compensation benefit.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, including the pro forma expense recognized in conjunction with the acceleration of options of $13,121 for the quarter and six months ended June 30, 2005.

                                                            Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                       ---------------------------     ------------------------
                                                           2005             2004           2005           2004
                                                       --------------     --------     -------------    -------
Net income, as reported...........................     $        7,080     $  6,339     $      11,170    $13,356
Add: stock based compensation expense
  (benefit) included in reported net income,
   net of tax effects.............................                180          (74)             (295)       409
Deduct:  stock-based compensation
   expenses determined using fair value
   method, net of tax effects.....................            (15,102)        (590)          (16,006)    (2,207)
                                                       --------------     --------     -------------    -------

Proforma net (loss)/income........................     $       (7,842)    $  5,675     $      (5,131)   $11,558

Proforma weighted average shares outstanding:
  Basic...........................................             26,402       26,112            26,373     26,057
  Diluted.........................................             26,402       26,112            26,373     26,057

The effect of stock options would be anti-dilutive under the FAS 123 calculation and are therefore excluded.

Earnings per share:
   Basic - as reported............................  $ 0.27       $ 0.24           $ 0.42       $ 0.51
   Basic - proforma...............................  $(0.30)      $ 0.22           $(0.19)      $ 0.44
   Diluted - as reported..........................  $ 0.27       $ 0.24           $ 0.42       $ 0.51
   Diluted - proforma.............................  $(0.30)      $ 0.22           $(0.19)      $ 0.44

(4)   GOODWILL AND INTANGIBLE ASSETS

      In accordance with SFAS 142, "Goodwill and Other Intangible Assets" the Company has established reporting units based on its current segment structure for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company evaluates goodwill and other intangible assets at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable based on the estimated future cash flows.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(4)   GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

      The changes in the carrying amount of goodwill for the six months ended June 30, 2005, are as follows:

                                                                     Human
                                      Bioproducts    Biopharma       Health
                                        Segment       Segment       Segment          Total
                                      -----------    ---------     ---------      ---------
Balance as of January 1, 2005         $    55,306    $  76,618     $  44,351      $ 176,275
Cumulative Translation Effect                (852)           -        (4,273)        (5,125)
Other, including Contingent Final
Payment and Purchase Price
Adjustment for Genolife                     1,286            -             -          1,286
                                      -----------    ---------     ---------      ---------

Balance as of June 30, 2005           $    55,740    $  76,618     $  40,078      $ 172,436
                                      ===========    =========     =========      =========

      Other intangible assets that are not subject to amortization consist of the following:

                          As of          As of
                        June 30,     December 31,
                          2005           2004
                        --------     ------------
Proprietary Process      $ 2,052       $ 1,675
Trademarks                33,898        33,898
                         -------       -------
     Total               $35,950       $35,573
                         =======       =======

      Other intangible assets, which continue to be amortized, consist of the following:

                                    AS OF JUNE 30, 2005
                           --------------------------------------
                             Gross                          Net
                            Carring       Accumulated     Carring
                             Amount       Amortization    Amount
                           ---------      ------------    -------
Product Technology         $  12,592      $     (3,322)   $ 9,270
Parents                        5,474            (1,501)     3,973
Supply Agreements              2,110            (1,043)     1,067
License Agreements             2,167              (202)     1,965
Other                          1,931              (739)     1,192
                           ---------      ------------    -------
     Total                 $  24,274      $     (6,807)   $17,467
                           =========      ============    =======

\
                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(4)   GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

                               AS OF DECEMBER 31, 2004
                         ----------------------------------
                          Gross                       Net
                         Carrying   Accumulated    Carrying
                          Amount    Amortization    Amount
                         --------   ------------   --------
Product Technology       $ 13,230   $     (2,574)  $ 10,656
Patents                     5,433         (1,199)     4,234
Supply Agreements           2,110           (936)     1,174
License Agreements            836            (65)       771
Trademarks                    785           (236)       549
Other                       2,057           (633)     1,424
                         --------   ------------   --------
   Total                 $ 24,451   $     (5,643)  $ 18,808
                         ========   ============   ========

      Amortization expense for the three months and six months ended June 30, 2005 was $668 and $1,207, respectively.

The expected amortization expense related to intangible assets in the future is as follows:

For the year ended December 31, 2005...........................    $2,150
For the year ended December 31, 2006...........................    $2,098
For the year ended December 31, 2007...........................    $2,030
For the year ended December 31, 2008...........................    $1,663
For the year ended December 31, 2009...........................    $1,615

(5)   INCOME TAXES

      The Company's domestic net deferred tax assets at June 30, 2005 were primarily associated with net operating loss carryforwards, foreign tax credits, research and experimentation tax credits and alternative minimum tax credits, which are evaluated quarterly to assess the likelihood of realization. The realization of these assets is ultimately dependent upon generating future taxable income or implementing tax planning strategies prior to expiration of those assets. Since September 30, 2003 the Company has maintained a full valuation allowance against its domestic net deferred tax assets and will continue to do so until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. Additionally, should domestic losses continue, it is possible that tax planning strategies preserving certain domestic tax assets could be deemed inadequate, resulting in additional valuation allowances in the future. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 10 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(5)   INCOME TAXES (CONTINUED)

      Within discontinued operations, the Company has also not recorded any benefit related to the domestic loss generated by the operation or sale of Rutherford Chemicals for the same reasons as those identified above.

      On June 2, 2005, the Company adopted a Domestic Reinvestment Plan ("DRIP") as described under Section 965 of the Internal Revenue Code introduced by the American Jobs Creation Act of 2004. The DRIP states that the Company may repatriate up to $209,000 and invest in permitted investments. During June, 2005 the Company partially executed its DRIP by repatriating $50,000 in the form of dividends from its foreign subsidiaries. Accordingly, an additional tax expense of $233 was recorded during the quarter ending June 30, 2005. By virtue of the dividend, the Company reduced its domestic deferred tax asset related to net operating loss carryforwards by $35,690 and its alternative minimum tax asset by $1,186 with corresponding adjustments to the full valuation allowances previously recorded against these assets.

      The Company continues to evaluate repatriating further dividends and will take into consideration additional guidance forthcoming from the Internal Revenue Service. If the Company repatriates remaining available earnings and profits of its foreign subsidiaries of approximately $40,000, it would record an additional tax expense of approximately $160.

(6)   INVENTORIES

      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

      Inventories at June 30, 2005 and December 31, 2004 consist of the following:

                                                  June 30,          December 31,
                                                    2005                2004
                                                  --------          ------------
Finished goods..........................          $ 50,024          $     45,002
Work in process.........................            24,288                23,658
Raw materials...........................            18,607                17,222
Supplies................................             4,769                 5,157
                                                  --------          ------------
    Total...............................          $ 97,688          $     91,039
                                                  ========          ============

(7)   LONG-TERM DEBT

      Long-term debt at June 30, 2005 and December 31, 2004 consists of the following:

                                                  June 30,          December 31,
                                                    2005                2004
                                                  --------          ------------
Bank credit facilities..................          $ 94,100          $    120,000
Senior notes............................           100,000               100,000
Capitalized leases......................             6,621                 7,280
Notes payable...........................               355                   307
                                                  --------          ------------
    Subtotal............................           201,076               227,587
Less: current portion...................            (1,444)               (1,400)
                                                  --------          ------------
    Total...............................          $199,632          $    226,187
                                                  ========          ============

      The Company met all bank covenants for the first six months of 2005 and the full year 2004.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(8)   DISCONTINUED OPERATIONS - SALE OF RUTHERFORD CHEMICALS

      On November 10, 2003 the Company completed the sale of Rutherford Chemicals. The agreement specified proceeds for the sale of $55,000 in cash at closing, a $2,000 subordinated 12% interest bearing note payable in full 5 1/2 years from the closing date, and an $8,000 performance-based cash earn-out if certain future operating profit targets are achieved in each of the next 3 years. These terms resulted in a write-down of assets to estimated fair value of approximately $53,098 which is based on the selling price, including fees associated with the transaction. The Company has not included any of the performance based cash earn-out in the computation of the $53,098 loss and income for discontinued operations will be recorded in future periods if the Company receives any payments under the earn-out arrangement. In the first quarter of 2004, the Company finalized the post closing working capital adjustment. This adjustment, along with legal and other charges associated with the sale, has resulted in an additional $742 charge to discontinued operations in the first six months of 2004. This loss has not been tax affected, the reasons for which are more fully explained in Note #5.

      In accordance with the sale agreement, the Company has retained certain liabilities of the Rutherford Chemicals business including existing general litigation matters, including the Vitamin B-3 matter, pre-closing environmental liabilities and post retirement benefits and pension liabilities. See Note #14 for further discussion.

(9)   COMPREHENSIVE INCOME

      The following table shows the components of comprehensive (loss)/income for the three and six months ended June 30, 2005 and 2004:

                                                       For the three months     For the six months
                                                          ended June 30,          ended June 30,
                                                       --------------------     ------------------
                                                         2005        2004         2005      2004
                                                       --------     -------     --------  --------
Net income.........................................    $  7,080     $ 6,339     $ 11,170  $ 13,356
Foreign Currency Translation.......................     (19,986)     (1,028)     (34,897)  (11,806)
Unrealized (loss)/gain on hedging contracts........         (32)      1,523         (740)      570
Unrealized loss on available for sale securities...         (70)        (40)        (135)      (16)
Minimum Pension Liability..........................           -         (14)           -    (2,836)
                                                       --------     -------     --------  --------
       Total.......................................    $(13,008)    $ 6,780     $(24,602) $   (732)
                                                       ========     =======     ========  ========

(10)  OTHER REVENUE

      Other revenue of $4,711 and $4,839 in the first six months of 2005 and 2004, respectively, consists primarily of realized gains/losses on foreign currency hedge contracts, foreign exchange transaction gains/losses and freight billings. With respect to the foreign currency hedge contracts, the Company enters into such contracts to reduce exposures to market risks resulting from fluctuations in foreign exchange rates. The Company does not enter into financial instruments for trading or speculative purposes.

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

(11)  RETIREMENT PLANS (CONTINUED)

      Certain subsidiaries and all employees hired after December 31, 2002 (excluding those covered by collective bargaining) are not eligible for these benefits.

      The components of net periodic pension cost for the Company's domestic plans for the three and six months ended June 30, 2005 and 2004 are as follows:

                                                        Three       Three           Six         Six
                                                        months      months         months      months
                                                        ended       ended          ended       ended
                                                       June 30,    June 30,       June 30,    June 30,
                                                         2005        2004           2005        2004
                                                       --------    --------       --------    --------
COMPONENTS OF NET PERIODIC BENEFIT COST

Service Cost......................................     $    688    $    581       $  1,376    $  1,162
Interest Cost.....................................          791         731          1,582       1,462
Expected return on plan assets....................         (735)       (660)        (1,470)     (1,299)
Amortization of prior service cost................           11          11             22          22
Recognized actuarial loss.........................          113         129            226         258
                                                       --------    --------       --------    --------
Net periodic benefit cost.........................     $    868    $    792       $  1,736    $  1,605
                                                       ========    ========       ========    ========

      The Company expects to contribute $900 in cash to its two U.S. defined-benefit pension plans in 2005.

      The Company has two Supplemental Executive Retirement Plans (SERP) for key executives. These plans are non-qualified and unfunded.

      The components of net periodic pension cost for the Company's SERP Plans for the three and six months ended June 30, 2005 and 2004 are as follows:

                                                        Three       Three           Six         Six
                                                        months      months         months      months
                                                        ended       ended          ended       ended
                                                       June 30,    June 30,       June 30,    June 30,
                                                         2005        2004           2005        2004
                                                       --------    --------       --------    --------
COMPONENTS OF NET PERIODIC BENEFIT COST

Service Cost......................................     $     56    $     52       $    112    $    104
Interest Cost.....................................          108         107            216         214
Amortization of unrecognized
    transition obligation.........................           25          25             50          50
Amortization of prior service cost................            1           1              2           2
Recognized actuarial loss.........................           10          12             20          24
                                                       --------    --------       --------    --------
Net periodic benefit cost.........................     $    200    $    197       $    400    $    394
                                                       ========    ========       ========    ========

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per-share data)

(11)  RETIREMENT PLANS (CONTINUED)

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

      The components of net periodic pension cost for the Company's international plans for the three and six months ended June 30, 2005 and 2004 are as follows:

                                                        Three       Three           Six         Six
                                                        months      months         months      months
                                                        ended       ended          ended       ended
                                                       June 30,    June 30,       June 30,    June 30,
                                                         2005        2004           2005        2004
                                                       --------    --------       --------    --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost.........................................  $    302    $    261       $    604    $    434
Interest Cost........................................       282         276            564         510
Expected return on plan assets.......................       (92)        (97)          (184)       (142)
Amortization of unrecognized transition benefit......       (13)        (10)           (26)        (20)
Recognized actuarial loss............................        59          19            118          38
Amortization of prior service cost...................        (2)         49             (4)         64
                                                       --------    --------       --------    --------
Net periodic benefit cost............................  $    536    $    498       $  1,072    $    884
                                                       ========    ========       ========    ========

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per-share data)

(12)  OTHER POSTRETIREMENT BENEFITS (CONTINUED)

      The components of net periodic pension cost for the three and six months ended June 30, 2005 and 2004 are as follows:

                                                        Three         Three          Six            Six
                                                        months        months        months         months
                                                        ended         ended         ended          ended
                                                       June 30,      June 30,      June 30,       June 30,
                                                         2005          2004          2005           2004
                                                       --------      --------      --------       --------
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost of benefits earned                      $     15      $     13      $     30       $     26
  Interest cost                                              38            37            76             74
  Actuarial loss recognized                                  29            29            58             58
  Amortization of unrecognized prior service cost           (38)          (38)          (76)           (76)
                                                       --------      --------      --------       --------
  Total periodic postretirement benefit cost           $     44      $     41      $     88       $     82
                                                       ========      ========      ========       ========

(13)  SEGMENT INFORMATION

      The Company classifies its business units into three reportable segments:
Bioproducts, consisting of research products and other therapeutic application products, Biopharma, consisting of contract biopharmaceutical process development and manufacturing services and Human Health, consisting of active pharmaceutical ingredients and pharmaceutical intermediates produced under U.S. Food and Drug Administration current Good Manufacturing Practices (cGMP) for use in the production of prescription and over-the-counter drug products and other fine custom chemicals derived from organic chemistry.

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

      There are no individual customers accounting for more than 10% of consolidated gross sales in the three months and six months ended June 30, 2005 and 2004.

      Following is a summary of business segment information for the following dates:

                                              Three months ended          Six months ended
                                                   June 30,                    June 30,
                                              ------------------        --------------------
                                                2005       2004           2005       2004
                                              --------  --------        --------   ---------
Gross Sales:
Bioproducts................................   $ 37,990  $ 33,711        $ 77,909   $  68,232
Biopharma..................................     11,655    11,245          19,362      20,364
Human Health...............................     66,526    63,995         129,362     133,904
                                              --------  --------        --------   ---------
                                              $116,171  $108,951        $226,633   $ 222,500
                                              ========  ========        ========   =========
Gross Profit:
Bioproducts................................   $ 19,336  $ 18,647        $ 41,471   $  37,044
Biopharma..................................       (606)      961          (2,663)      1,411
Human Health...............................     21,540    22,398          44,724      49,022
                                              --------  --------        --------   ---------
                                              $ 40,270  $ 42,006        $ 83,532   $  87,477
                                              ========  ========        ========   =========

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per-share data)

(13)  SEGMENT INFORMATION (CONTINUED)

                                                   Three months ended                 Six months ended
                                                        June 30,                           June 30,
                                               --------------------------       ----------------------------
                                                 2005              2004            2005              2004
                                               --------          --------       ----------        ----------
Operating Profit:
Bioproducts................................    $  5,829          $  6,557       $   15,475        $   15,493
Biopharma..................................      (3,265)           (1,558)          (8,177)           (3,818)
Human Health...............................      10,721            13,022           23,030            28,357
Reconciling items-Corporate................      (4,214)           (5,113)         (10,350)          (11,970)
                                               --------          --------       ----------        ----------
Total Operating Profit.....................    $  9,071          $ 12,908       $   19,978        $   28,062
                                               ========          ========       ==========        ==========

Interest expense, net .....................    $  2,751          $  2,688       $    5,481        $    5,617
Other (income)/expense, net................         (93)               21               97               148
Taxes......................................        (667)            3,860            3,230             8,199
                                               --------          --------       ----------        ----------
Income from continuing operations..........    $  7,080          $  6,339       $   11,170        $   14,098
                                               ========          ========       ==========        ==========

Capital Spending:
Bioproducts................................    $  2,644          $  3,256       $    5,581        $    4,217
Biopharma..................................         784             2,898            2,190             5,734
Human Health...............................       4,997             4,517            9,251             7,782
Corporate..................................         606               243            1,055               405
                                               --------          --------       ----------        ----------
                                               $  9,031          $ 10,914       $   18,077        $   18,138
                                               ========          ========       ==========        ==========

Depreciation:
Bioproducts................................    $  1,487          $  1,372       $    2,981        $    2,722
Biopharma..................................       1,223               957            2,169             2,439
Human Health...............................       6,159             6,952           12,722            14,055
Corporate..................................         405               340              807               680
                                               --------          --------       ----------        ----------
                                               $  9,274          $  9,621       $   18,679        $   19,896
                                               ========          ========       ==========        ==========

Amortization:
Bioproducts................................    $     40          $    330       $      462        $      688
Biopharma..................................         617               108              725               216
Human Health...............................          11                12               20                18
                                               --------          --------       ----------        ----------
                                               $    668          $    450       $    1,207        $      922
                                               ========          ========       ==========        ==========

                                               June 30,        December 31,
                                                 2005              2004
                                               --------        ------------
Total Assets:
Bioproducts................................    $227,083        $    220,791
Biopharma..................................     134,760             134,591
Human Health...............................     331,674             399,538
Corporate..................................      29,638              37,065
                                               --------        ------------
                                               $723,155        $    791,985
                                               ========        ============

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per-share data)

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

      In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $5,003 and $5,570 at June 30, 2005 and December 31, 2004, respectively. The decrease in the accrual is primarily due to currency fluctuation of $405 and payments of $205. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of what it believes are the probable and estimable costs associated with environmental proceedings including amounts for legal and investigation fees where remediation costs may not be estimable at the reporting date.

      As described below, the Company expects to receive information in the near future on three matters that could impact the Company's current assessment of its probable and estimable costs and as such may require an adjustment to the reserves.

      As a result of the sale of the Bayonne, New Jersey facility (see "Sale of Rutherford Chemicals" section of this Note), an obligation to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act was triggered and the Company has retained the responsibility for such obligation. The Company completed a Preliminary Assessment (PA) of the Site and submitted the PA to the New Jersey Department of Environmental Protection. The PA identified potential areas of concern based on historical operations and proposed certain sampling at the Site. The Company has reserved for the costs of the sampling. The results of the sampling will be used to develop an estimate of the Company's future liability for remediation costs, if required. The sampling has commenced and results are expected toward the later part of 2005.

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

      In April 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. In accordance with the agreement approximately $7,615 has been paid through June 30, 2005, with the remaining $4,800 to be paid over the next three years. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. As of June 30, 2005 the outstanding balance for this liability was $4,411.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(14)  CONTINGENCIES (CONTINUED)

      Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3. The actions seek injunctive relief and unspecified but substantial damages. Several actions have been concluded during 2003, 2004 and 2005 with all amounts paid from reserves established in this matter. Additional settlements are being discussed in the remaining civil actions and we believe that current reserves are sufficient to complete the settlements.

      Litigation in the United States under the U.S. antitrust laws was commenced some years ago by a group of European purchasers. On motion by the Vitamin B-3 defendants, the District Court dismissed the litigation under the long-standing rule that foreign purchasers cannot sue in U.S. courts under U.S. antitrust statutes. Thereafter, the Federal Circuit Court for the District of Columbia reversed the District Court's decision. The Vitamin B-3 defendants, supported by the U.S. Department of Justice, appealed to the United States Supreme Court and oral arguments were heard on April 29, 2004. In June 2004, the United States Supreme Court ruled that foreign purchasers could not sue in U.S. courts under U.S. antitrust statutes if the conduct at issue resulted in purely foreign harm. However, the Court left open potential claims where foreign injuries suffered by foreign plaintiffs were dependent upon domestic harm resulting from conduct that violates the U.S. antitrust laws and remanded the matter to the Circuit Court for further proceedings. In June 2005, the District Court's finding against the plaintiffs was affirmed and the matter dismissed. We believe this matter is concluded, however, the plaintiffs have the right to request that the Supreme Court review the decision.

      The balance of the reserves recorded within accrued liabilities related to this matter was $1,928 as of June 30, 2005. Any adjustments to this accrual will be recorded as part of discontinued operations.

      Sale of Rutherford Chemicals

      The Company completed the sale of its Rutherford Chemicals business on November 10, 2003. Under the agreement for the sale, the Company provided standard representations and warranties and included various covenants concerning the business, operations, liabilities and financial condition of the Rutherford Chemicals business. Most of such representations and warranties survived for a period of thirty days after the Buyer's preparation of its audited financial statements for year-end 2004. Therefore, claims for breaches of such representations would have to be brought during that time frame. Certain specified representations, warranties and covenants, such as those relating to employee benefit matters and certain environmental matters, survive for longer periods and claims under such representations, warranties and covenants could be brought during such longer periods. Under the sale agreement, the Company has indemnified the Buyer for breaches of representations, warranties and covenants. Indemnifications for certain but not all representations and warranties are subject to a deductible of $750 and a cap at 25 percent of the purchase price. On March 31, 2005, the Company received a claim by the purchasers of the Rutherford Chemicals business claiming breach of certain representations, warranties and covenants contained in the October 2003 Purchase Agreement. In April 2005 the Company responded rejecting the claim. Thereafter, the purchasers submitted an amended claim. The amended claim alleges breaches of representations, warranties and covenants covering each of the five operating sites sold pursuant to the October 2003 Purchase Agreement and are related primarily to facility structures, utilities and equipment and alleges damages of $26,407. To the extent the alleged damages arise from breaches of representations and warranties, the claim is subject to a cap of between approximately $14,000 and $16,250, depending on whether certain contingent payments are made, and is subject to the deductible of $750 which is the responsibility of the purchasers. In May 2005, the Company responded to Purchasers and rejected the claim entirely. Management currently believes that the claim is without merit and will vigorously defend against the claim. As such, the Company has no reserves related to this matter.

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

      The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of June 30, 2005.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                 (in thousands, except share and per-share data)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER 2005 VERSUS SECOND QUARTER 2004

The following tables show the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended June 30, 2005 and 2004.

                                               Quarter Ended June 30,
                                       -------------------------------------
                                              2005                2004
                                       -----------------    ----------------
                                           $         %          $        %
                                       --------    -----    --------   -----
Bioproducts..........................  $ 37,990     32.7%   $ 33,711    31.0%
Biopharma............................    11,655     10.0      11,245    10.3
Human Health.........................    66,526     57.3      63,995    58.7
                                       --------    -----    --------   -----
      Total gross sales .............  $116,171    100.0%   $108,951   100.0%
                                       ========    =====    ========   =====

The following table shows the gross profit of the Company's three product segments for the second quarter 2005 and 2004.

                                      2005                        2004
                             ---------------------       -----------------------
                              Gross        Gross          Gross          Gross
                             Profit $     Profit %       Profit $       Profit %
                             --------     --------       --------       --------
Bioproducts............      $ 19,336       50.9%        $ 18,647         55.3%
Biopharma..............          (606)      (5.2)             961          8.5
Human Health...........        21,540       32.4           22,398         35.0
                             --------                    --------
      Total............      $ 40,270       34.7%        $ 42,006         38.6%
                             ========                    ========

Gross sales in the second quarter 2005 increased 6.6% to $116,171 from $108,951 in the second quarter 2004 due to stronger sales in all business segments. Gross sales were favorably impacted 1.9% due to exchange rates reflecting a weaker U.S. dollar compared to the Euro and Swedish Krona in the second quarter of 2005 versus the second quarter 2004.

Gross profit in the second quarter of 2005 was $40,270 compared to $42,006 in 2004. Gross margin percentage decreased to 34.7% from 38.6% in the second quarter of 2004. The reduced gross margin percentage reflects lower margins in all business segments.

The following table shows sales by geographic area for the three months ended June 30, 2005 and 2004:

                              Three Months Ended June 30,
                              ---------------------------
                                2005               2004
                              --------           --------
North America......           $ 55,032           $ 55,076
Europe.............             54,145             47,676
Asia...............              4,546              3,543
Other..............              2,448              2,656
                              --------           --------
Total..............           $116,171           $108,951
                              ========           ========

The Bioproducts Segment gross sales in the second quarter 2005 of $37,990 were $4,279 or 12.7% above the second quarter 2004. The Bioproducts segment sales were favorably impacted 1.7% due to exchange rates reflecting a weaker U.S. dollar in the second quarter 2005 vs. 2004. The sales increase, excluding currency, reflects higher sales in both the research products and therapeutic applications categories. Increased research products sales primarily reflects higher sales of cell biology products, research media and assays due to stronger worldwide demand, increased sales and marketing efforts and higher pricing. A new media facility in Europe, the opening of an Australian subsidiary, the expansion of sales efforts in India, the 2004 acquisition of a rapid microbial detection (RMD) business in Europe and stronger demand in North America resulted in higher therapeutic applications sales, particularly for media and RMD products. New customers drove the higher revenues from testing and cell therapy services.

Bioproducts gross margins decreased to 50.9% in the second quarter 2005 from 55.3% in the second quarter 2004 primarily due to higher allowances for doubtful accounts in 2005 versus favorable collection experience in 2004 and unfavorable labor production costs usage variances partially offset by favorable sales volume and mix, favorable pricing and the favorable impact of foreign currency.

The Biopharma Segment gross sales in the second quarter 2005 of $11,655 were $410 or 3.6% above the second quarter 2004 reflecting higher reimbursed materials and labor fees partially offset by lower fees for suites. Foreign currency had no impact on the Biopharma segment.

Biopharma gross margins decreased to (5.2%) in the second quarter of 2005 from 8.5% in the second quarter of 2004. This decline primarily reflects a higher percentage of revenue from reimbursed materials which has virtually no profit margin, under absorption of fixed overheads and higher production costs related to a new 2800 liter suite placed into service in the first quarter 2005.

The Human Health Segment gross sales in the second quarter 2005 of $66,526 were $2,531 or 4.0% above the second quarter 2004. Human Health sales were favorably impacted 2.5% due to exchange rates reflecting a weaker U.S. dollar in the second quarter 2005 versus 2004. Stronger demand for custom development work, nicotine polacrilex resin (used in smoking cessation products), anti-inflammatory and amphetamine APIs was partially offset by lower sales of a gastro-intestinal API and a crop protection additive, both due to loss of business, and reduced volume and pricing of central nervous system APIs and an anti-parasitic API.

Human Health gross margins decreased to 32.4% in the second quarter of 2005 from 35.0% in the second quarter of 2004 due to higher manufacturing costs, unfavorable overhead absorption and unfavorable product mix partially offset by higher sales volume and the favorable impact of foreign currency.

Selling, general and administrative expenses of $25,318 or 21.8% of gross sales in the second quarter 2005 increased from $24,425, or 22.4% in the second quarter 2004. The increase in expense is due primarily to additional sales and marketing personnel, higher spending for advertising and promotions and the impact of foreign currency exchange partially offset by lower legal costs and other cost reductions.

Research and development expenses of $5,881 were 5.1% of gross sales in the second quarter 2005, compared to $4,673 or 4.3% of gross sales in the second quarter 2004. The increase in expense primarily reflects investments in new product technologies, additional headcount at the Cambrex Center for Technical Excellence and the impact of foreign currency exchange.

Operating profit in the second quarter of 2005 was $9,071 compared to $12,908 in the second quarter of 2004. The results reflect lower gross margins in all business segments and higher operating expenses.

Net interest expense of $2,751 in the second quarter 2005 was relatively flat compared to $2,688 in the second quarter of 2004 primarily reflecting lower interest rates offset by higher average debt. The average interest rate was 5.4% in the second quarter of 2005 versus 5.6% in the second quarter of 2004.

The tax rate in the second quarter 2005 decreased to (10.4)% compared to 37.8% in the second quarter of 2004 primarily due to a $3.2 million ($0.12/per diluted share) reduction in tax reserves primarily related to a Swedish tax matter that was decided favorably during the second quarter 2005. Excluding the impact of the Swedish tax matter, the tax rate would have been 0.9% higher than previous year due to the geographic mix of income.

Beginning September 30, 2003 the Company has maintained a full valuation allowance on its domestic net deferred tax assets. Accordingly, for the three months ended June 30, 2005 a full valuation allowance of the Company's domestic net deferred tax assets generated during the second quarter of 2005 was recorded. The Company will continue to record a full valuation allowance on its domestic net deferred tax assets until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. Additionally, should domestic losses continue, it is possible that certain tax planning strategies preserving certain domestic tax assets could be deemed inadequate, resulting in additional valuation allowances in the future. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 10 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

Net income in the second quarter of 2005 was $7,080, or $0.27 per diluted share versus $6,339, or $0.24 per diluted share in the same period a year ago.

COMPARISON OF FIRST SIX MONTHS 2005 VERSUS FIRST SIX MONTHS 2004

The following tables show the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales for the six months ended June 30, 2005 and 2004.

                                          Six Months Ended June 30,
                                 ---------------------------------------
                                        2005                  2004
                                        ----                  ----
                                     $         %          $          %
                                 --------    -----     --------    -----
Bioproducts....................  $ 77,909     34.4%    $ 68,232     30.7%
Biopharma......................    19,362      8.5       20,364      9.1
Human Health...................   129,362     57.1      133,904     60.2
                                 --------    -----     --------    -----
      Total gross sales .......  $226,633    100.0%    $222,500    100.0%
                                 ========    =====     ========    =====

The following table shows the gross profit of the Company's three product segments for the six months ended June 30, 2005 and 2004.

                                        2005                      2004
                                        ----                      ----
                                  Gross      Gross          Gross        Gross
                                 Profit $   Profit %       Profit $     Profit %
                                 --------   --------       --------     --------
Bioproducts....................  $ 41,471     53.2%        $ 37,044       54.3%
Biopharma......................    (2,663)   (13.8)           1,411        6.9
Human Health...................    44,724     34.6           49,022       36.6
                                 --------                  --------
      Total....................  $ 83,532     36.9%        $ 87,477       39.3%
                                 ========                  ========

Gross sales for the first six months of 2005 increased 1.9% to $226,633 from $222,500 in the first six months of 2004. Increased sales in the Bioproducts segment was partly offset by lower sales in the Biopharma and Human Health segments. Gross sales were favorably impacted 1.6% due to exchange rates reflecting a weaker U.S. dollar in the first half of 2005 versus the first half of 2004.

Gross profit in the first half of 2005 was $83,532 compared to $87,477 in the first six months of 2004. Gross margin percentage decreased to 36.9% from 39.3% in the first six months of 2004. The reduced gross margin percentage reflects lower margins in all business segments.

The following table shows sales by geographic area for the six months ended June 30, 2005 and 2004:

                              Six Months Ended June 30,
                              -------------------------
                                2005             2004
                              --------         --------
North America.........        $104,430         $110,641
Europe................         107,993           97,853
Asia..................           9,460            7,898
Other ................           4,750            6,108
                              --------         --------
Total.................        $226,633         $222,500
                              ========         ========

The Bioproducts Segment gross sales in the first six months of 2005 of $77,909 were $9,677 or 14.2% above the first six months of 2004. The Bioproducts segment sales were favorably impacted 1.8% due to exchange rates reflecting a weaker U.S. dollar in the first half of 2005 versus 2004. The sales increase, excluding currency, primarily reflects higher sales in both the research products and therapeutic applications categories including cell biology, serum, assays, media, rapid microbial detection, testing services and cell therapy due to stronger demand, higher pricing and the addition of new customers.

Bioproducts gross margins decreased to 53.2% in the first half of 2005 from 54.3% in the first half of 2004 primarily due to higher bad debt reserves, higher manufacturing costs and unfavorable mix partially offset by favorable sales volume and pricing across most product categories and the favorable impact of foreign currency.

The Biopharma Segment gross sales in the first six months of 2005 of $19,362 were $1,002 or 4.9% below the first six months of 2004 reflecting lower fees from suites partially offset by higher labor fees and reimbursed materials. Foreign currency had no impact on the Biopharma segment.

Biopharma gross margins decreased to (13.8%) in the first six months of 2005 from 6.9% in the first six months of 2004 primarily due to lower revenues, a higher percentage of revenues from reimbursed materials which have virtually no profit margin and higher production costs.

The Human Health Segment gross sales for the first six months of 2005 of $129,362 were $4,542 or 3.4% below the first six months of 2004. Human Health sales were favorably impacted 2.6% due to exchange rates reflecting a weaker U.S. dollar in the first six months 2005 versus 2004. The decrease, excluding currency, results from lower sales of a gastrointestinal API and crop additive, both due to loss of business, lower shipments of an API to treat Alzheimer's disease due to the launch of the product in 2004 which required higher inventory levels, lower sales of certain other central nervous system APIs due to reduced volumes and lower sales of a cardiovascular API due to reduced volumes resulting from increased competition. These lower sales were partially offset by increased sales of nicotine polacrilex resin (a product used in nicotine based smoking cessation drugs), higher sales of an API used to treat end stage kidney disease due to increased volume, higher sales of generic amphetamines and higher sales of an anti inflammatory API due to strong demand partially offset by lower pricing.

Human Health gross margins decreased to 34.6% in the first half of 2005 from 36.6% in the first half of 2004 due to continued pricing pressures on APIs, unfavorable overhead absorption, higher production costs and unfavorable impact of foreign currency translation.

Selling, general and administrative expenses of $51,815 or 22.9% of gross sales in the first six months of 2005 is relatively flat compared to $51,862, or 23.3% in the first six months of 2004. Administration expenses were lower due to the valuation of stock appreciation rights and lower legal costs partially offset by higher regulatory compliance costs associated with the Sarbanes-Oxley Act and the impact of foreign currency exchange. Sales and marketing expenses were higher mainly due to increased sales efforts in Europe and the impact of foreign currency exchange.

Research and development expenses of $11,739 were 5.2% of gross sales in the first six months of 2005, compared to $9,416 or 4.2% of gross sales in the first six months of 2004. The increase in expense primarily reflects investments in new product technologies, additional headcount at the Cambrex Center for Technical Excellence and the impact of foreign currency exchange.

Operating profit in the first six months of 2005 was $19,978 compared to $28,062 in the first six months of 2004. The first six months of 2004 results include $2,863 of income due to the early termination of a Bioproducts customer contract and an unrelated $1,000 charge associated with the reorganization and related workforce reductions at a European facility. These items are recorded as other, net operating expenses. Excluding these items, the lower operating profit in the first half of 2005 reflects higher operating expenses and lower gross margins.

Net interest expense of $5,481 in the first six months of 2005 decreased $136 from the first six months of 2004 primarily reflecting lower interest rates partially offset by higher average debt. The average interest rate was 5.3% in the first half of 2005 versus 5.7% in the first half of 2004.

The effective tax rate for the first six months of 2005 decreased to 22.4% compared to 36.8% in the first six months of 2004 primarily due to a $3.2 million reduction in tax reserves primarily related to a Swedish tax matter that was decided favorably during the second quarter 2005. Excluding the impact of the Swedish tax matter, the tax rate would have been 7.5% higher than previous year due to the geographic mix of income.

Beginning September 30, 2003 the Company has maintained a full valuation allowance on its domestic net deferred tax assets. Accordingly, for the six months ended June 30, 2005 a full valuation allowance of the Company's domestic net deferred tax assets generated during the first half of 2005 was recorded. The Company will continue to record a full valuation allowance on its domestic net deferred tax assets until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. Additionally, should domestic losses continue, it is possible that certain tax planning strategies preserving certain domestic tax assets could be deemed inadequate, resulting in additional valuation allowances in the future. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 10 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

Income from continuing operations in the first six months of 2005 was $11,170, or $0.42 per diluted share versus $14,098, or $0.53 per diluted share in the same period a year ago.

Net income in the first six months of 2005 was $11,170, or $0.42 per diluted share versus $13,356, or $0.51 per diluted share in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $45,926 in the first half of 2005. The weaker US dollar negatively impacted the translated cash balances by $9,670 in the first half of 2005. During the six months ended June 30, 2005, the Company generated cash flows from operations totaling $10,302, a decrease of $10,496 versus the same period a year ago. The decrease in cash flows generated from operations in the first half of 2005 versus the first half of 2004 is due primarily to a decrease in net income, an increase in inventories resulting from increased production based on forecasted requirements for the second half of 2005 and an increase in accounts receivable due to increased sales volume. These decreases were partially offset by the timing of foreign tax payments and of payments made to Rutherford Chemicals in 2004.

Capital expenditures from continuing operations were $18,077 in the first six months of 2005 as compared to $18,138 in 2004. Part of the funds in 2005 were used for a suite expansion at Biopharma manufacturing plants, cell therapy manufacturing capabilities at the Bioproducts facility in Walkersville, MD, a new warehouse at Milan, Italy and capital improvements to existing facilities. In 2004, the funds were primarily used for a suite expansion at a Biopharma manufacturing plant, cell therapy manufacturing capabilities at a Bioproducts facility and new research and development labs at a Human Health facility. The Company also invested $2,367 for certain acquisitions and other intangibles in the first half of 2005 versus $625 in the first half of 2004.

During the second quarter 2005, the Company repatriated approximately $50,000 as a dividend from its foreign subsidiaries pursuant to the American Jobs Creation Act of 2004. The Company used the repatriated cash to pay down domestic debt. The Company continues to evaluate the further repatriation of dividends.

Cash flows used in financing activities in the first six months of 2005 of $27,786 include net pay down of debt of $26,298 and dividends paid of $1,584 partially offset by proceeds from stock options exercised of $170. In the first half of 2004 the Company borrowed $9,040 of debt, generated proceeds from the exercise of stock options of $3,988 and paid dividends of 1,548.

During the first six months of 2005 and 2004, the Company paid cash dividends of $0.06 per share.

Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements.

FORWARD-LOOKING STATEMENTS

This document may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under The Securities Exchange Act of 1934, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, cash repatriation pursuant to the American Jobs Creation Act of 2004, or other expansion opportunities. These statements may be identified by the fact that they use words such as "expects," "anticipates," "intends," "estimates," "believes" or similar expressions in connection with any discussion of future financial and operating performance. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q. The forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including, but not limited to, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and/or regulations (particularly environmental issues), tax rate, technology, manufacturing and legal issues, changes in foreign exchange rates, performance of minority investments, uncollectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials and the risks and other factors described under the caption "Risk Factors That May Affect Future Results" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      With the participation of the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's `disclosure controls and procedures' (as defined in the Rules 13a-15(e) under the Securities Exchange Act of 1934 (the `Exchange Act') as of the end of the period covered by this quarterly report. Disclosure controls and procedures are designed to provide reasonable assurance that the Company is able to meet the objective of filing reports under the Exchange Act that contain disclosure which is recorded, processed, summarized and reported pursuant to the disclosure requirements and within the time periods specified in the rules and forms of the Commission. Based on such evaluation, including consideration of the matter discussed below, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2005.

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

                                                                           (d) Maximum Number
                                                                            (or Approximate
                                                     (c) Total Number            Dollar
                                                            of              Value) of Shares
                       (a) Total      (b) Average   Shares (or Units)          (or Units)
                        Number           Price      Purchased as Part       that May Yet Be
                     of Shares (or     Paid per             of            Purchased Under the
                        Units)           Share      Publicly Announced           Plans
     Period            Purchased       (Or Unit)    Plans or Programs         or Programs
     ------          -------------    -----------   ------------------    -------------------
April 1-30, 2005           -               -                 -                  580,700
May 1-31, 2005             -               -                 -                  580,700
June 1-30, 2005            -               -                 -                  580,700
                        ----            ----              ----
Total                      -               -                 -

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITIES HOLDERS.

        Refer to Form 10Q for quarterly period ended March 31, 2005.

ITEM 5. OTHER INFORMATION.

        Effective July 29, 2005, the Company amended its Consulting Agreement with James A. Mack to clarify that previously awarded unvested restricted Stock continue to vest under the original vesting period during the time period services (under the Consulting Agreement) are performed.

ITEM 6. EXHIBITS.

      Exhibit 3.2   - By-laws of registrant, amended July 28, 2005.

      Exhibit 10.29 - Amended Consulting Agreement between registrant and
                      James Mack.

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

                                        CAMBREX CORPORATION

                                     By /s/ Luke M. Beshar
                                        --------------------------------
                                        Luke M.Beshar
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (On behalf of the Registrant and
                                        as the Registrant's Principal
                                        Financial Officer)

Dated: August 4, 2005