Form 10-Q
period 2005-09-30
CAMBREX CORP
filed 2005-11-04
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             for the transition period from __________ to _________

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

                               Yes   X   No
                                   -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes   X   No
                                   -----    -----

     As of October 31, 2005, there were 26,674,828 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                    For The Quarter Ended September 30, 2005
                                Table of Contents

                                                                        Page No.
                                                                        --------
Part I    Financial information

          Item 1.   Financial Statements (Unaudited)

                    Consolidated balance sheets as of
                    September 30, 2005 and December 31, 2004                  2

                    Consolidated income statements for the
                    three months and nine months ended September 30,
                    2005 and 2004                                             3

                    Consolidated statements of cash flows
                    for the nine months ended September 30, 2005 and
                    2004                                                      4

                    Notes to unaudited consolidated financial
                    statements                                             5-20

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         21-29

          Item 4.   Controls and Procedures                                  30

Part II   Other information

          Item 1.   Legal Proceedings                                        31

          Item 2.   Changes in Securities and Use of Proceeds                31

          Item 4.   Matters Submitted to a Vote of Securities Holders        31

          Item 6.   Exhibits                                                 31

Signatures                                                                   32

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                           September 30,   December 31,
                                                                2005           2004
                                                           -------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents ...........................      $ 32,760       $ 91,532
   Trade receivables, net ..............................        63,793         68,370
   Inventories, net ....................................       101,716         91,039
   Deferred tax assets .................................         4,806          2,605
   Prepaid expenses and other current assets ...........        21,896         20,825
                                                              --------       --------
      Total current assets .............................       224,971        274,371
Property, plant and equipment, net .....................       258,446        280,790
Goodwill ...............................................       172,471        176,275
Other intangible assets, net ...........................        52,854         54,381
Other assets ...........................................         5,550          6,168
                                                              --------       --------
      Total assets .....................................      $714,292       $791,985
                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ....................................      $ 34,746       $ 38,552
   Accrued liabilities .................................        48,925         51,504
   Short-term debt and current portion of long-term
      debt .............................................         2,072          1,400
                                                              --------       --------
Total current liabilities ..............................        85,743         91,456

Long-term debt .........................................       183,257        226,187
Deferred tax liabilities ...............................        20,383         21,686
Other non-current liabilities ..........................        57,863         61,340
                                                              --------       --------
      Total liabilities ................................      $347,246       $400,669
                                                              --------       --------
Stockholders' equity:
   Common stock, $.10 par value; authorized 100,000,000,
      issued 28,942,241 and 28,825,603 shares at
      respective dates .................................         2,894          2,883
   Additional paid-in capital ..........................       216,958        213,120
   Retained earnings ...................................       184,550        175,804
   Treasury stock, at cost 2,438,253 and 2,593,129
      shares at respective dates .......................       (20,725)       (21,991)
   Deferred compensation ...............................        (3,833)        (1,982)
   Accumulated other comprehensive (loss)/income .......       (12,798)        23,482
                                                              --------       --------
      Total stockholders' equity .......................       367,046        391,316
                                                              --------       --------
      Total liabilities and stockholders' equity .......      $714,292       $791,985
                                                              ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                   Three months ended     Nine months ended
                                                     September 30,          September 30,
                                                  -------------------   --------------------
                                                    2005       2004       2005        2004
                                                  --------   --------   --------   ---------
Gross sales ...................................   $104,500   $ 99,250   $331,133   $ 321,750
   Commissions & allowances ...................      1,031        620      3,696       2,278
                                                  --------   --------   --------   ---------
Net sales .....................................    103,469     98,630    327,437     319,472
   Other revenues .............................      1,116      1,706      5,827       6,545
                                                  --------   --------   --------   ---------
NET REVENUES ..................................    104,585    100,336    333,264     326,017
Cost of goods sold ............................     67,763     61,142    212,910     199,346
                                                  --------   --------   --------   ---------
GROSS PROFIT ..................................     36,822     39,194    120,354     126,671
Operating expenses:
   Selling, general and
      administrative expenses .................     25,825     25,668     77,640      77,530
   Research and development expenses ..........      4,862      4,520     16,601      13,936
   Goodwill impairment ........................         --     48,720         --      48,720
   Other, net .................................         --         --         --      (1,863)
                                                  --------   --------   --------   ---------
      Total operating expenses ................     30,687     78,908     94,241     138,323

OPERATING PROFIT/(LOSS) .......................      6,135    (39,714)    26,113     (11,652)
Other expenses:
   Interest expense, net ......................      2,801      2,854      8,282       8,471
   Other (income)/expense .....................        (25)      (209)        72         (61)
                                                  --------   --------   --------   ---------
Income/(loss) from continuing operations before
   income taxes ...............................      3,359    (42,359)    17,759     (20,062)
   Provision for income taxes .................      3,407      2,502      6,637      10,701
                                                  --------   --------   --------   ---------
(LOSS)/INCOME FROM CONTINUING OPERATIONS ......   $    (48)  $(44,861)  $ 11,122   $ (30,763)

DISCONTINUED OPERATIONS
Loss from discontinued operations .............         --       (236)        --        (978)
                                                  --------   --------   --------   ---------
Net (loss)/income .............................   $    (48)  $(45,097)  $ 11,122   $ (31,741)
                                                  ========   ========   ========   =========
Basic earnings per share:
   (Loss)/income from continuing operations ...   $  (0.00)  $  (1.72)  $   0.42   $   (1.18)
   Loss from discontinued operations ..........         --      (0.01)        --       (0.04)
                                                  --------   --------   --------   ---------
   Net (loss)/income ..........................   $  (0.00)  $  (1.73)  $   0.42   $   (1.22)
Diluted earnings per share:
   (Loss)/income from continuing operations ...   $  (0.00)  $  (1.72)  $   0.42   $   (1.18)
   Loss from discontinued operations ..........         --      (0.01)        --       (0.04)
                                                  --------   --------   --------   ---------
   Net (loss)/income ..........................   $  (0.00)  $  (1.73)  $   0.42   $   (1.22)

Weighted average shares outstanding:
   Basic ......................................     26,418     26,109     26,389      26,074
   Effect of dilutive stock options ...........         --         --        161          --
                                                  --------   --------   --------   ---------
   Diluted ....................................     26,418     26,109     26,550      26,074

   Cash Dividends paid per share ..............   $   0.03   $   0.03   $   0.09   $    0.09
                                                  ========   ========   ========   =========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                            Nine months ended
                                                              September 30,
                                                          --------------------
                                                             2005       2004
                                                          ---------   --------
Cash flows from operating activities:
   Net income/(loss) ..................................   $  11,122   $(31,741)
   Depreciation and amortization ......................      29,312     30,775
   Stock based compensation included in net income ....          25        312
   Goodwill impairment ................................          --     48,720
   Deferred income tax provision ......................          --        468
   Allowance for doubtful accounts ....................         870       (364)
   Inventory reserve ..................................       4,719      2,708
   Changes in assets and liabilities:
      Receivables .....................................      (1,336)     1,997
      Inventories .....................................     (22,733)   (10,556)
      Prepaid expenses and other current assets .......      (3,789)    (3,248)
      Accounts payable and accrued liabilities ........       1,139      4,515
      Other non-current assets and liabilities ........       1,018     (4,175)
   Discontinued operations:
      Changes in operating assets and liabilities .....          --     (1,073)
                                                          ---------   --------
Net cash provided by operating activities .............      20,347     38,338
                                                          ---------   --------
Cash flows from investing activities:
   Capital expenditures ...............................     (27,987)   (27,749)
   Other investing activities .........................       1,303       (337)
                                                          ---------   --------
Net cash used in investing activities .................     (26,684)   (28,086)
                                                          ---------   --------
Cash flows from financing activities:
   Dividends paid .....................................      (2,376)    (2,330)
   Net increase in short-term debt ....................         636        126
   Long-term debt activity (including current portion):
      Borrowings ......................................     124,129     64,750
      Repayments ......................................    (166,958)   (56,767)
   Proceeds from stock options exercised ..............       1,521      4,005
   Purchase of treasury stock .........................         (75)      (219)
                                                          ---------   --------
Net cash (used in)/provided by financing activities ...     (43,123)     9,565
                                                          ---------   --------
Effect of exchange rate changes on cash ...............      (9,312)      (350)
                                                          ---------   --------
Net (decrease)/increase in cash and cash equivalents ..     (58,772)    19,467
                                                          ---------   --------
Cash and cash equivalents at beginning of period ......      91,532     64,294
                                                          ---------   --------
Cash and cash equivalents at end of period ............   $  32,760   $ 83,761
                                                          =========   ========

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

     The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

     Share-Based Payment

     In December 2004, the FASB published SFAS No. 123R (revised 2004) "Share-Based Payment". SFAS No. 123R supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. This Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is based on the transition methodology applied. The Company will adopt SFAS 123R effective January 1, 2006 and is in the process of reviewing the implementation and determining its transition methodology. As discussed in Note 4, during the second quarter 2005 the Company accelerated the vesting of options with an exercise price greater than or equal to $18.675 which will eliminate approximately $9,211 of expense which would have been recognized in 2006 and beyond under SFAS No 123R.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (in thousands, except per-share data)

(2)  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     Conditional Asset Retirement Obligations

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). This Statement clarifies the meaning of the term "conditional asset retirement" as used in Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 requires the accelerated recognition of certain asset retirement obligations when the fair value of such obligation can be estimated. FIN 47 becomes effective for the Company in the fourth quarter of 2005. The Company is currently evaluating the effect of adoption of this Statement.

(3)  WEIGHTED AVERAGE SHARES OUTSTANDING

                                          Three months ended   Nine months ended
                                             September 30,       September 30,
                                          ------------------   -----------------
                                             2005     2004       2005     2004
                                            ------   ------     ------   ------
Weighted average shares outstanding:
Basic .................................     26,418   26,109     26,389   26,074
Effect of dilutive stock options ......         --       --        161       --
                                            ------   ------     ------   ------
Diluted ...............................     26,418   26,109     26,550   26,074

     In the three months ended September 30, 2005 and 2004, 131 and 243 shares, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. In the nine months ended September 30, 2004, 357 shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

(4)  STOCK BASED COMPENSATION

     At September 30, 2005, the Company has seven active stock-based employee compensation plans in effect. The Company applies the provisions of APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) amended by FAS 148 establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company has adopted the disclosure only provisions available under SFAS 123. Accordingly, no compensation has been recognized for stock option plans under SFAS 123.

     On June 1, 2005, the Company accelerated the vesting of stock options held by all current employees and all executive officers having an exercise price of $18.675 or greater granted under The 1996 Performance Stock Option Plan, The 1998 Stock Option Plan, The 2000 Non-Executive Stock Option Plan, The 2001 Performance Stock Option Plan, The 2003 Performance Stock Option Plan and The 2004 Omnibus Incentive Plan. Except for the 2000 Non-Executive Stock Option Plan (for which shareholder approval was not required), the Plans identified above were approved by the Company's shareholders.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (in thousands, except per-share data)

(4)  STOCK BASED COMPENSATION (CONTINUED)

     The acceleration eliminates future compensation expense the Company would otherwise recognize in its consolidated statement of operations with respect to these options once the Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment", issued by the FASB is implemented for reporting periods beginning January 1, 2006.

     Cambrex senior executives participate in a long-term incentive plan which rewards achievement of long-term strategic goals with restricted stock units. Awards are made annually to key executives and vest in one-third increments on the first, second and third anniversaries of the grant. On the third anniversary of the grant, restrictions on sale or transfer are removed and shares are issued to executives. In the event of termination of employment, the participant is entitled to the vested portion of the restricted stock units and forfeits the remaining amount; the three-year restriction remains in place. For the three and nine months ended September 30, 2005, the Company recorded $320 and $1,195 respectively, in compensation expense for this plan. For the three and nine months ended September 30, 2004 the Company recorded $395 and $810 respectively, in compensation expense for this plan. Shares are held in trust for the restricted stock grants.

     In May 2003, the former Chief Executive Officer ("CEO") was granted 150,000 incentive stock appreciation rights. In the fourth quarter 2003 these rights vested and, as such, the former CEO is entitled to a cash settlement representing the difference in value between the closing price of Cambrex stock on the day of the grant, which was $19.30, and the closing price of Cambrex stock on the day the rights are exercised. The former CEO retired on April 27, 2005. These rights terminate one year from this retirement date. These rights will be marked to market until the rights are exercised or expire with the amount being recorded as compensation expense or benefit in the applicable period. In the three and nine months ended September 30, 2005, the Company recorded $0 and $1,170, respectively, in compensation benefit. In the three and nine months ended September 30, 2004, the Company recorded $492 and $498, respectively in compensation benefit.

     The following table illustrates the effect on net (loss)/income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation, including the pro forma expense recognized in conjunction with the acceleration of options on June 1, 2005.

                                                   Three Months Ended    Nine Months Ended
                                                      September 30,        September 30,
                                                   ------------------   ------------------
                                                     2005      2004       2005      2004
                                                   -------   --------   -------   --------
Net (loss)/income, as reported .................   $   (48)  $(45,097)  $11,122   $(31,741)
Add: stock based compensation expense/
   (benefit) included in reported net (loss)/
   income ......................................       320        (97)       25        312
Deduct: stock-based compensation
   expenses determined using fair value
   method ......................................       853      1,594    16,859      3,801
                                                   -------   --------   -------   --------
Proforma net loss ..............................   $  (581)  $(46,788)  $(5,712)  $(35,230)

Proforma weighted average shares outstanding:
   Basic .......................................    26,418     26,109    26,389     26,074
   Diluted .....................................    26,418     26,109    26,389     26,074

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per-share data)

(4)  STOCK BASED COMPENSATION (CONTINUED)

Earnings per share:
   Basic - as reported.....   $(0.00)  $(1.73)  $ 0.42   $(1.22)
   Basic - proforma........   $(0.02)  $(1.79)  $(0.22)  $(1.35)
   Diluted - as reported...   $(0.00)  $(1.73)  $ 0.42   $(1.22)
   Diluted - proforma......   $(0.02)  $(1.79)  $(0.22)  $(1.35)

     The effect of stock options would be anti-dilutive under the FAS 123 calculation and is therefore excluded.

(5)  GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2005, are as follows:

                                                                 Human
                                      Bioproducts   Biopharma    Health
                                        Segment      Segment    Segment     Total
                                      -----------   ---------   -------   --------
Balance as of January 1, 2005 .....     $55,306      $76,618    $44,351   $176,275
Translation effect ................        (857)          --     (4,413)    (5,270)
Purchase price adjustment for
   Genolife .......................       1,466           --         --      1,466
                                        -------      -------    -------   --------
Balance as of September 30, 2005 ..     $55,915      $76,618    $39,938   $172,471
                                        =======      =======    =======   ========

     Other intangible assets that are not subject to amortization, consist of the following:

                             As of           As of
                         September 30,   December 31,
                              2005           2004
                         -------------   ------------
Proprietary Process ..      $ 2,052         $ 1,675
Trademarks ...........       33,898          33,898
                            -------         -------
   Total .............      $35,950         $35,573
                            =======         =======

     Other intangible assets, which continue to be amortized, consist of the following:

                                  AS OF SEPTEMBER 30, 2005
                        --------------------------------------------
                        Gross Carrying    Accumulated   Net Carrying
                            Amount       Amortization      Amount
                        --------------   ------------   ------------
Product Technology ..       $12,486        $(3,436)        $ 9,050
Patents .............         5,605         (1,585)          4,020
Supply Agreements ...         2,110         (1,097)          1,013
License Agreement ...         2,005           (288)          1,717
Other ...............         1,981           (877)          1,104
                            -------        -------         -------
   Total ............       $24,187        $(7,283)        $16,904
                            =======        =======         =======

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per-share data)

(5)  GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

                                   AS OF DECEMBER 31, 2004
                        --------------------------------------------
                        Gross Carrying    Accumulated   Net Carrying
                            Amount       Amortization      Amount
                        --------------   ------------   ------------
Product Technology ..       $13,230        $(2,574)        $10,656
Patents .............         5,433         (1,199)          4,234
Supply Agreements ...         2,110           (936)          1,174
License Agreement ...           836            (65)            771
Trademarks ..........           785           (236)            549
Other ...............         2,057           (633)          1,424
                            -------        -------         -------
   Total ............       $24,451        $(5,643)        $18,808
                            =======        =======         =======

     Amortization expense for the three months and nine months ended September 30, 2005 was $511 and $1,718, respectively.

     The expected amortization expense related to intangible assets is as follows:

For the year ended December 31, 2005 ............... $2,125
For the year ended December 31, 2006 ............... $2,046
For the year ended December 31, 2007 ............... $1,994
For the year ended December 31, 2008 ............... $1,734
For the year ended December 31, 2009 ............... $1,552

     The company experienced a decline in profitability during 2005 within the Biopharma segment and at two reporting units within the Human Health segment, with approximately $76 million and $10 million of goodwill, respectively. In November 2005, a customer in the Biopharma segment announced that its drug, of which the Company expected to be a primary supplier in the future, failed to meet its primary endpoint in its confirmatory Phase III clinical trial. The Company's goodwill impairment analysis, to be performed during the fourth quarter, will include the declines in profitability during 2005 and the uncertainty of the future impact of the Biopharma customer announcement and increase the potential for future tangible and intangible asset impairment charges.

(6)  INCOME TAXES

     The tax provision in the third quarter 2005 increased to 101.4% compared to -5.9% in the third quarter of 2004. The tax provision in the nine months ended September 30, 2005 increased to 37.4% compared to -53.3% in the nine months ended September 30, 2004, primarily due to the geographic mix of income.

     The Company's domestic net deferred tax assets at September 30, 2005 were primarily associated with net operating loss carryforwards, foreign tax credits, research and experimentation tax credits and alternative minimum tax credits, which are evaluated quarterly to assess the likelihood of realization. The realization of these assets is ultimately dependent upon generating future taxable income or implementing tax planning strategies prior to expiration of those assets. Since September 30, 2003 the Company has maintained a full valuation allowance against its domestic net deferred tax assets and will continue to do so until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. Additionally, should domestic losses continue, it is possible that tax planning strategies preserving certain

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per-share data)

(6)  INCOME TAXES (CONTINUED)

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

     On June 2, 2005, the Company adopted a Domestic Reinvestment Plan ("DRP") as described under Section 965 of the Internal Revenue Code introduced by the American Jobs Creation Act of 2004. The DRP states that the Company may repatriate up to $209,000 and invest in permitted investments. For the three and nine months ended September 30, 2005, the Company partially executed its DRP by repatriating $4,687 and $54,687, respectively, in the form of dividends from its foreign subsidiaries. Accordingly, an additional tax expense of $58 and $291 was recorded through the three and nine months ended September 30, 2005. By virtue of the dividend, the Company reduced its domestic deferred tax asset related to net operating loss carryforwards by $36,466, and its alternative minimum tax asset by $554 with corresponding adjustments to the full valuation allowances previously recorded against these assets. The Company also utilized $1,351 of currently generated Foreign Tax Credits as allowed under Section 965 of the Internal Revenue Code.

     The Company continues to evaluate repatriating further dividends and will take into consideration additional guidance forthcoming from the Internal Revenue Service. If the Company repatriates remaining available earnings and profits of its foreign subsidiaries of approximately $37,000, it would record an additional tax expense of approximately $196.

(7)  INVENTORIES

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

     Inventories at September 30, 2005 and December 31, 2004 consist of the following:

                           September 30,   December 31,
                                2005          2004
                           -------------   ------------
Finished goods .........      $ 47,109        $45,002
Work in process .. .. ..        30,491         23,658
Raw materials ..........        19,241         17,222
Supplies ...............         4,875          5,157
                              --------        -------
   Total ...............      $101,716        $91,039
                              ========        =======

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per-share data)

(8)  LONG-TERM DEBT

     Long-term debt at September 30, 2005 and December 31, 2004 consists of the following:

                              September 30,   December 31,
                                   2005           2004
                              -------------   ------------
Bank credit facilities ....      $ 78,000       $120,000
Senior notes ..............       100,000        100,000
Capitalized leases ........         6,411          7,280
Notes payable .............           312            307
                                 --------       --------
   Subtotal ...............       184,723        227,587
Less: current portion .....        (1,466)        (1,400)
                                 --------       --------
   Total ..................      $183,257       $226,187
                                 ========       ========

     The Company met all bank covenants for the first nine months of 2005 and 2004.

(9)  COMPREHENSIVE INCOME

     The following table shows the components of comprehensive loss for the three and nine months ended September 30, 2005 and 2004:

                                                               For the three months   For the nine months
                                                               ended September 30,    ended September 30,
                                                               --------------------   -------------------
                                                                  2005     2004         2005       2004
                                                                 -----   --------     --------   --------
Net (loss)/income ..........................................     $ (48)  $(45,097)    $ 11,122   $(31,741)
   Foreign currency translation ............................        82      6,256      (34,815)    (5,550)
   Unrealized (loss)/gain on hedging contracts .............      (628)       352       (1,368)       922
   Unrealized gain/(loss) on available for sale securities..        38         16          (97)        --
   Minimum pension liability ...............................        --        (15)          --     (2,851)
                                                                 -----   --------     --------   --------
      Total ................................................     $(556)  $(38,488)    $(25,158)  $(39,220)
                                                                 ======  =========    =========  =========

(10) RETIREMENT PLANS

     Domestic Pension Plans

     The Company maintains two U.S. defined-benefit pension plans which cover substantially all eligible employees: (1) the Nepera Hourly Pension Plan (the "Nepera Plan") which covers the union employees at the formerly owned Harriman, New York plant, and (2) the Cambrex Pension Plan (the "Cambrex Plan") which covers all other eligible employees.

     Generally, all employees hired after December 31, 2002 are not eligible for these benefits.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per-share data)

(10) RETIREMENT PLANS (CONTINUED)

     The components of net periodic pension cost for the Company's domestic plans for the three and nine months ended September 30, 2005 and 2004 are as follows:

                                              Three           Three            Nine            Nine
                                              months          months          months          months
                                              ended           ended           ended           Ended
                                          September 30,   September 30,   September 30,   September 30,
                                               2005            2004            2005            2004
                                          -------------   -------------   -------------   -------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost ..........................       $ 688           $ 581          $ 2,064         $ 1,743
Interest cost .........................         791             731            2,373           2,193
Expected return on plan assets ........        (735)           (650)          (2,205)         (1,949)
Amortization of prior service cost ....          11              11               33              33
Recognized actuarial loss .............         113             129              339             387
                                              -----           -----          -------         -------
Net periodic benefit cost .............       $ 868           $ 802          $ 2,604         $ 2,407
                                              =====           =====          =======         =======

     The Company contributed $900 in cash to its two U.S. defined-benefit pension plans in 2005.

     The Company has two Supplemental Executive Retirement Plans (SERP) for key executives. These plans are non-qualified and unfunded.

     The components of net periodic pension cost for the Company's SERP Plans for the three and nine months ended September 30, 2005 and 2004 are as follows:

                                              Three           Three            Nine            Nine
                                              months          months          months          months
                                              ended           ended           ended           Ended
                                          September 30,   September 30,   September 30,   September 30,
                                               2005            2004            2005            2004
                                          -------------   -------------   -------------   -------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost ..........................        $ 56            $ 52            $168            $156
Interest cost .........................         108             107             324             321
Amortization of unrecognized
   transition obligation ..............          25              25              75              75
Amortization of prior service cost ....           1               1               3               3
Recognized actuarial loss .............          10              12              30              36
                                               ----            ----            ----            ----
Net periodic benefit cost .............        $200            $197            $600            $591
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per-share data)

(10) RETIREMENT PLANS (CONTINUED)

     The components of net periodic pension cost for the Company's international plans for the three and nine months ended September 30, 2005 and 2004 are as follows:

                                              Three           Three            Nine            Nine
                                              months          months          months          months
                                              ended           ended           ended           Ended
                                          September 30,   September 30,   September 30,   September 30,
                                               2005            2004            2005            2004
                                          -------------   -------------   -------------   -------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost ..........................        $302           $217           $  906          $  651
Interest cost .........................         282            222              846             732
Expected return on plan assets ........         (92)           (71)            (276)           (213)
Amortization of unrecognized transition
   benefit ............................         (13)           (10)             (39)            (30)
Recognized actuarial loss .............          59             19              177              57
Amortization of prior service cost ....          (2)             7               (6)             71
                                               ----           ----           ------          ------
Net periodic benefit cost .............        $536           $384           $1,608          $1,268
                                               ====           ====           ======          ======

     The Company expects to contribute approximately $669 in cash to its international pension plans in 2005.

(11) OTHER POSTRETIREMENT BENEFITS

     Cambrex provides postretirement health and life insurance benefits ("postretirement benefits") to certain eligible retired employees. Employees who retire at or after age 55 with ten years of service are eligible to participate in the postretirement benefit plans. The Company's responsibility for such premiums for each plan participant is based upon years of service subject to an annual maximum of one thousand dollars. Such plans are self-insured and are not funded. Certain subsidiaries and all employees hired after December 31, 2002 are not eligible for these benefits.

     The components of net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004 are as follows:

                                              Three           Three            Nine            Nine
                                              months          months          months          months
                                              ended           ended           ended           Ended
                                          September 30,   September 30,   September 30,   September 30,
                                               2005            2004            2005            2004
                                          -------------   -------------   -------------   -------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost of benefits earned .......        $ 15            $ 13           $  45           $  39
Interest cost .........................          38              37             114             111
Actuarial loss recognized .............          29              29              87              87
Amortization of unrecognized prior
   service cost .......................         (38)            (38)           (114)           (114)
                                               ----            ----           -----           -----
Total periodic postretirement benefit
   cost ...............................        $ 44            $ 41           $ 132           $ 123
                                               ====            ====           =====           =====

(12) SEGMENT INFORMATION

     The Company classifies its business units into three reportable segments:
Bioproducts, consisting of research products and therapeutic application products, Biopharma, consisting of contract biopharmaceutical process development and manufacturing services and Human Health, consisting of active pharmaceutical

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per-share data)

(12) SEGMENT INFORMATION (CONTINUED)

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

     One customer accounted for 11.3% of consolidated gross sales in the third quarter 2005. No customer accounted for greater than 10% of consolidated sales in the third quarter 2004. No customer accounted for greater than 10% of consolidated sales in the first nine months of 2005. One customer, a distributor representing multiple customers, accounted for 10.9% of consolidated gross sales for the nine months 2004.

     Following is a summary of business segment information for the following dates:

                                    Three months ended    Nine months ended
                                      September 30,         September 30,
                                   -------------------   -------------------
                                     2005       2004       2005       2004
                                   --------   --------   --------   --------
Gross sales:
Bioproducts ....................   $ 35,729   $ 33,958   $113,638   $102,190
Biopharma ......................      8,385     11,375     27,747     31,739
Human Health ...................     60,386     53,917    189,748    187,821
                                   --------   --------   --------   --------
                                   $104,500   $ 99,250   $331,133   $321,750
                                   ========   ========   ========   ========

Gross profit:
Bioproducts ....................   $ 18,481   $ 18,632   $ 59,952   $ 55,676
Biopharma ......................     (2,137)     1,892     (4,800)     3,303
Human Health ...................     20,478     18,670     65,202     67,692
                                   --------   --------   --------   --------
                                   $ 36,822   $ 39,194   $120,354   $126,671
                                   ========   ========   ========   ========

Operating profit/(loss):
Bioproducts ....................   $  5,024   $  6,379   $ 20,499   $ 21,872
Biopharma ......................     (4,368)   (49,247)   (12,545)   (53,065)
Human Health ...................     11,343      9,146     34,373     37,503
Corporate ......................     (5,864)    (5,992)   (16,214)   (17,962)
                                   --------   --------   --------   --------
Total operating profit/(loss) ..   $  6,135   $(39,714)  $ 26,113   $(11,652)
                                   ========   ========   ========   ========

Capital spending:
Bioproducts ....................   $  2,365   $  2,592   $  7,946   $  6,809
Biopharma ......................      1,531      2,015      3,721      7,749
Human Health ...................      5,977      4,813     15,228     12,595
Corporate ......................         37        191      1,092        596
                                   --------   --------   --------   --------
                                   $  9,910   $  9,611   $ 27,987   $ 27,749
                                   ========   ========   ========   ========

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per-share data)

(12) SEGMENT INFORMATION (CONTINUED)

Depreciation:
Bioproducts ....................   $1,467   $1,300   $ 4,448   $ 4,022
Biopharma ......................    1,250      899     3,419     3,338
Human Health ...................    6,114    6,960    18,836    21,015
Corporate ......................       84      340       891     1,020
                                   ------   ------   -------   -------
                                   $8,915   $9,499   $27,594   $29,395
                                   ======   ======   =======   =======

Amortization:
Bioproducts ....................   $  413   $  342   $   875   $ 1,030
Biopharma ......................       88      108       813       324
Human Health ...................       10        8        30        26
                                   ------   ------   -------   -------
                                   $  511   $  458   $ 1,718   $ 1,380
                                   ======   ======   =======   =======

                                   September 30,   December 31,
                                       2005            2004
                                   -------------   ------------
Total assets:
Bioproducts ....................      $227,824       $220,791
Biopharma ......................       134,195        134,591
Human Health ...................       324,989        399,538
Corporate ......................        27,284         37,065
                                      --------       --------
                                      $714,292       $791,985
                                      ========       ========

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

     In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $6,604 and $6,247 at September 30, 2005 and December 31, 2004, respectively. The increase in the accrual is due to estimated remediation

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per-share data)

(13) CONTINGENCIES (CONTINUED)

costs at the Clifton site (see below) based on information developed during the third quarter of 2005 of $1,300 offset by a decrease in a reserve at an international site of $207, currency fluctuation of $507 and payments of $299. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of what it believes are the probable and estimable costs associated with environmental proceedings including amounts for legal and investigation fees where remediation costs may not be estimable at the reporting date.

     As described below, the Company has recently received or expects to receive information in the near future on two matters that have and could further impact the Company's current assessment of its probable and estimable costs and as such may require an adjustment to the reserves.

     As a result of the sale of the Bayonne, New Jersey facility (see "Sale of Rutherford Chemicals" section of this Note), an obligation to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act was triggered and the Company has retained the responsibility for such obligation. The Company completed a Preliminary Assessment of the Site and submitted the preliminary assessment to the New Jersey Department of Environmental Protection ("NJDEP"). The preliminary assessment identified potential areas of concern based on historical operations and proposed certain sampling at the Site. The Company completed the sampling and determined that another phase of sampling was necessary to determine the extent of contamination and any necessary remediation. The results of this phase of sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs, if required. The Company will submit its plan for the next phase of sampling to the NJDEP later this year.

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

     During the third quarter of 2005, information was developed in the following matter which caused the Company to increase its related reserves by $1,300.

     The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. This operating site was moved to another location prior to Cambrex purchasing the business and was never operated by Cambrex. In 1997, Cosan entered into an Administrative Consent Order with the NJDEP. Under the Administrative Consent Order, Cosan is required to complete an investigation of the Clifton site conditions and conduct remediation as may be necessary. The investigation of site conditions was completed during the third quarter of 2005. The Company submitted the results of the investigation and a proposed remedial action plan to the NJDEP. The increase in the reserves is based on the proposed remedial action plan. In February 2005, the New Jersey Federal District Court ruled that a lawsuit against Cosan by the owners of property adjacent to the Clifton location could be placed on the active calendar. The outcome of this matter could also affect the reserves.

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

(13) CONTINGENCIES (CONTINUED)

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

     In April 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. In accordance with the agreement approximately $7,615 has been paid through September 30, 2005, with the remaining $4,800 to be paid over the next three years. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. As of September 30, 2005 the outstanding balance for this liability was $4,465.

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

     Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3. The actions seek injunctive relief and unspecified but substantial damages. Several actions have been concluded during 2003, 2004 and 2005 with all amounts paid from reserves established in this matter. The balance of the reserves recorded within accrued liabilities related to this matter was $1,725 as of September 30, 2005. We believe that current reserves are sufficient to complete the settlements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) CONTINGENCIES (CONTINUED)

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

     Sale of Rutherford Chemicals

     The Company completed the sale of its Rutherford Chemicals business on November 10, 2003. Under the agreement for the sale, the Company provided standard representations and warranties and included various covenants concerning the business, operations, liabilities and financial condition of the Rutherford Chemicals business. Most of such representations and warranties survived for a period of thirty days after the Purchasers of the Rutherford Chemicals ("Purchasers") business preparation of its audited financial statements for year-end 2004. Therefore, claims for breaches of such representations would have to be brought during that time frame. Certain specified representations, warranties and covenants, such as those relating to employee benefit matters and certain environmental matters, survive for longer periods and claims under such representations, warranties and covenants could be brought during such longer periods. Under the sale agreement, the Company has indemnified the Buyer for breaches of representations, warranties and covenants. Indemnifications for certain but not all representations and warranties are subject to a deductible of $750 and a cap at 25 percent of the purchase price. On March 31, 2005, the Company received a claim by the Purchasers claiming breach of certain representations, warranties and covenants contained in the October 2003 Purchase Agreement. In April 2005 the Company responded rejecting the claim. Thereafter, the purchasers submitted an amended claim. The amended claim alleges breaches of representations, warranties and covenants covering each of the five operating sites sold pursuant to the October 2003 Purchase Agreement and are related primarily to facility structures, utilities and equipment and alleges damages of $26,407. To the extent the alleged damages arise from breaches of representations and warranties, the claim would be subject to a cap of between approximately $14,000 and $16,250, depending on whether certain contingent payments are made, and is subject to the deductible of $750 which is the responsibility of the purchasers. In May 2005, the Company responded to the Purchasers and rejected the claim entirely. Management currently believes that the claim is without merit and will vigorously defend against the claim. As such, the Company has no reserves related to this matter.

     Additionally, in September 2005, the Company received a request for indemnity (September Notice) from the Purchasers related to an arbitration claim filed by a Rutherford customer ("Customer"). The arbitration claim arises from a claimed breach of a Supply Agreement that was assigned to and assumed by the Purchasers pursuant to the Rutherford Chemicals Purchase Agreement. Thereafter, we were also served with an arbitration claim by the Customer related to the same matter. In the arbitration claim, Rutherford's customer claims $30,000 in damages arising from Rutherford's breach of the Supply Agreement. The Purchasers claim that the September notice amends the earlier claims that they filed in March and April 2005 and that the Customer's claimed breach of the Supply Agreement should be treated as part of a breach of a representation, warranty or covenant set forth in the earlier notices. Since the Supply Agreement was assigned to and assumed by the Purchasers, we believe we are not a proper party to this matter and are working with the Customer to be

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) CONTINGENCIES (CONTINUED)

dismissed from the Customer's arbitration claim. On October 3, 2005, the Company rejected Rutherford's claim for indemnity under the September Notice in its entirety. Management currently believes that the claim is without merit and will vigorously defend against the claim. As such, the Company has no reserves related to this matter.

     On October 25, 2005, the Company received a notice from the Purchasers; which summarized the claims previously received in March and April 2005 (see above), provided the Purchaser's response to the Company's April and May rejection of the earlier notices, and set forth additional claims for environmental matters related to the Rutherford Chemicals Business, most of which relate to the former Harriman location. Management is in the process of evaluating this Notice, but currently believes the claims are without merit, and as such the Company has established no reserves for this matter.

     Under the agreement for sale, the Company has retained the liabilities associated with existing general litigation matters related to Rutherford Chemicals, including Vitamin B-3 as stated above. With respect to certain pre-closing environmental matters, the Company retains the responsibility for:
(i) certain existing matters including violations, environmental testing for the New York facility incinerator and off-site liabilities; and (ii) completing the on-going remediation at the New York facility. Further, as a result of the sale of the Bayonne, New Jersey facility, and as discussed in the Environmental Section above, the obligation to investigate site conditions and conduct required remediation under the provisions of the New Jersey Industrial Site Recovery Act was triggered; and the Company has retained the responsibility for completion of any such investigation and remediation. With respect to all other pre-closing environmental liabilities, whether known or unknown, the Buyer is responsible for the management of potential future matters; however, the Buyer and the Company may share the costs of associated remediation with respect to such potential future matters, subject to certain limitations defined in the agreement for sale. The Company has accrued for exposures which are deemed probable and estimable.

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

     The Company filed a motion to dismiss in May 2004. Thereafter the plaintiff filed a reply brief. On October 27, 2005, the Court denied the Company's Motion to Dismiss. The Company continues to believe that the complaints are without merit and will vigorously defend against them. As such, the Company has recorded no reserves related to this matter.

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

(13) CONTINGENCIES (CONTINUED)

statements for those years. To Cambrex's knowledge, the investigation is limited to this inter-company accounting matter, and the Company does not expect further revisions to its historical financial statements relating to these issues. The Company is fully cooperating with the SEC.

     Baltimore Litigation

     In 2001, the Company acquired the biopharmaceutical manufacturing business in Baltimore. Sellers filed suit against the Company alleging that the Company made false representations during the negotiations on which the Sellers relied in deciding to sell the Business and that Cambrex breached its obligation to pay additional consideration as provided in the Purchase Agreement which was contingent on the performance of the purchased Business. Management believes the matter to be without merit and has been vigourously defending the suit.

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

     The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of September 30, 2005.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      (in thousands, except per-share data)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER 2005 VERSUS THIRD QUARTER 2004

The following table shows the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended September 30, 2005 and 2004.

                      Quarter Ended September 30,
                  ----------------------------------
                        2005               2004
                  ----------------   ---------------
                      $        %        $        %
                  --------   -----   -------   -----
Bioproducts ...   $ 35,729    34.2%  $33,958    34.2%
Biopharma .....      8,385     8.0    11,375    11.5
Human Health ..     60,386    57.8    53,917    54.3
                  --------   -----   -------   -----
   Total ......   $104,500   100.0%  $99,250   100.0%
                  ========   =====   =======   =====

The following table shows the gross profit of the Company's three product segments for the third quarter 2005 and 2004.

                         Quarter Ended September 30,
                  -----------------------------------------
                          2005                  2004
                  -------------------   -------------------
                    Gross      Gross      Gross      Gross
                  Profit $   Profit %   Profit $   Profit %
                  --------   --------   --------   --------
Bioproducts ...    $18,481     51.7%     $18,632     54.9%
Biopharma .....     (2,137)   (25.5)       1,892     16.6
Human Health ..     20,478     33.9       18,670     34.6
                   -------               -------
   Total ......    $36,822     35.2%     $39,194     39.5%
                   =======               =======

Gross sales in the third quarter 2005 increased 5.3% to $104,500 from $99,250 in the third quarter 2004 due to stronger sales in the Bioproducts and Human Health segments partially offset by lower sales in the Biopharma segment. Gross sales were unfavorably impacted 0.6% due to exchange rates reflecting a stronger U.S. dollar compared to the Euro and Swedish Krona in the third quarter of 2005 versus the third quarter 2004.

Gross profit in the third quarter of 2005 was $36,822 compared to $39,194 in 2004. Gross margin percentage decreased to 35.2% in the third quarter of 2005 from 39.5% in the third quarter of 2004. The reduced gross margin percentage reflects lower margins in all business segments.

The following table shows sales by geographic area for the three months ended September 30, 2005 and 2004:

                   Three Months Ended September 30,
                   --------------------------------
                            2005       2004
                          --------   -------
North America ..          $ 46,157   $54,667
Europe .........            50,738    36,892
Asia ...........             5,419     4,675
Other ..........             2,186     3,016
                          --------   -------
   Total .......          $104,500   $99,250
                          ========   =======

The Bioproducts Segment gross sales in the third quarter 2005 of $35,729 were $1,771 or 5.2% above the third quarter 2004. The Bioproducts segment sales were unfavorably impacted 0.2% due to exchange rates reflecting a stronger U.S. dollar in the third quarter 2005 versus 2004. The sales increase, excluding currency, reflects higher sales in both the research products and therapeutic applications categories. The opening of an Australian sales office, the expansion of sales workforce in Europe, the 2004 acquisition of a rapid microbial detection (RMD) business in Europe and stronger demand in North America resulted in higher therapeutic applications sales, particularly for testing, process development and fill and finish services. New customers drove the higher revenues from testing services partially offset by lower sales of cell therapy services mainly due to client project timing. Increased research products sales primarily reflects higher sales of cell biology products, due to increased sales and marketing efforts and higher pricing.

Bioproducts gross margins decreased to 51.7% in the third quarter 2005 from 54.9% in the third quarter 2004 primarily due to higher production costs, higher allowances for doubtful accounts in 2005 versus favorable collection experience in 2004 and the unfavorable impact of foreign currency, partially offset by favorable sales volume and pricing.

The Biopharma Segment gross sales in the third quarter 2005 of $8,385 were $2,990 or 26.3% below the third quarter 2004 reflecting lower suite and labor revenues partially offset by higher process development revenue and reimbursed materials. Foreign currency had no impact on the Biopharma segment.

Biopharma gross margins decreased to (25.5%) in the third quarter of 2005 from 16.6% in the third quarter of 2004. This decline is mainly driven by lower revenues and higher production costs related to a new 2800 liter suite placed into service in the first quarter 2005.

The Human Health Segment gross sales in the third quarter 2005 of $60,386 were $6,469 or 12.0% above the third quarter 2004. Human Health sales were unfavorably impacted 1.0% due to exchange rates reflecting a stronger U.S. dollar in the third quarter 2005 versus 2004. Stronger demand for a gastro-intestinal API, an end-stage kidney treatment API, nicotine polacrilex resin (used in smoking cessation products), feed additives and fentanyl were partially offset by lower shipments of central nervous system APIs, the unfavorable impact of foreign currency and lower amphetamine sales.

Human Health gross margins decreased to 33.9% in the third quarter of 2005 from 34.6% in the third quarter of 2004 while gross profit, in dollars, increased $1,808 to $20,478. Additionally, foreign currency unfavorably impacted gross margins by 1.4 percentage points and gross profit by approximately $1,000. The increase in gross profit dollars is due to higher sales volume while the decrease in the gross margin percentage was driven by higher manufacturing costs, offset by favorable product mix.

Selling, general and administrative expenses of $25,825 or 24.7% of gross sales in the third quarter 2005 increased from $25,668, or 25.9% in the third quarter 2004. The increase in expense is due primarily to a charge related to an environmental remediation reserve associated with an idle facility, additional sales and marketing personnel and higher spending for advertising and promotions partially offset by lower professional fees and other cost reductions.

Research and development expenses of $4,862 were 4.7% of gross sales in the third quarter 2005, compared to $4,520 or 4.5% of gross sales in the third quarter 2004. The increase in expense primarily reflects investments in new product technologies within the Bioproducts segment.

In the third quarter of 2004, the Company recorded a non-cash impairment charge of $48,720 to reduce the carrying value of goodwill in the Biopharma segment to its estimated fair value.

Operating profit in the third quarter of 2005 was $6,135 compared to an operating loss of $39,714 in the third quarter of 2004.

Net interest expense of $2,801 in the third quarter 2005 was relatively flat compared to $2,854 in the third quarter of 2004 primarily reflecting higher interest rates offset by lower average debt. The average interest rate was 5.8% in the third quarter of 2005 versus 5.5% in the third quarter 2004.

The tax provision in the third quarter 2005 increased to 101.4% compared to -5.9% in the third quarter of 2004 primarily due to the geographic mix of income.

Beginning September 30, 2003 the Company has maintained a full valuation allowance on its domestic net deferred tax assets. Accordingly, for the nine months ended September 30, 2005 a full valuation allowance of the Company's domestic net deferred tax assets generated during the nine months of 2005 was recorded. The Company will continue to record a full valuation allowance on its domestic net deferred tax assets until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. Additionally, should domestic losses continue, it is possible that certain tax planning strategies preserving certain domestic tax assets could be deemed inadequate, resulting in additional valuation allowances in the future. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 10 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

Net loss from continuing operations in the third quarter of 2005 was $48, or $0.00 per diluted share, versus $44,861, or $1.72 per diluted share in the same period a year ago.

In the fourth quarter 2003, the Company completed the sale of the Rutherford Chemicals business and as a result the business is classified as a discontinued operation for all periods presented. In the third quarter of 2004, the Company recorded an additional $236 charge to discontinued operations due primarily to revised estimates of environmental liabilities related to Rutherford Chemicals.

COMPARISON OF FIRST NINE MONTHS 2005 VERSUS FIRST NINE MONTHS 2004

The following table shows the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales for the nine months ended September 30, 2005 and 2004.

                         Nine Months Ended September 30,
                       -----------------------------------
                             2005               2004
                       ----------------   ----------------
                           $        %         $        %
                       --------   -----   --------   -----
Bioproducts ........   $113,638    34.3%  $102,190    31.7%
Biopharma ..........     27,747     8.4     31,739     9.9
Human Health .......    189,748    57.3    187,821    58.4
                       --------   -----   --------   -----
   Total ...........   $331,133   100.0%  $321,750   100.0%
                       ========   =====   ========   =====

The following table shows the gross profit of the Company's three product segments for the nine months ended September 30, 2005 and 2004.

                            Nine Months Ended September 30,
                       -----------------------------------------
                               2005                  2004
                       -------------------   -------------------
                         Gross      Gross      Gross      Gross
                       Profit $   Profit %   Profit $   Profit %
                       --------   --------   --------   --------
Bioproducts ........   $ 59,952     52.8%    $ 55,676     54.5%
Biopharma ..........     (4,800)   (17.3)       3,303     10.4
Human Health .......     65,202     34.4       67,692     36.0
                       --------              --------
   Total ...........   $120,354     36.3%    $126,671     39.4%
                       ========              ========

Gross sales for the first nine months of 2005 increased 2.9% to $331,133 from $321,750 in the first nine months of 2004. Increased sales in the Bioproducts and Human Health segments were partly offset by lower sales in the Biopharma segment. Gross sales were favorably impacted 1.3% due to exchange rates reflecting a weaker U.S. dollar in the first nine months of 2005 versus the first nine months of 2004.

Gross profit in the first nine months of 2005 was $120,354 compared to $126,671 in the first nine months of 2004. Gross margin percentage decreased to 36.3% in the first nine months of 2005 from 39.4% in the first nine months of 2004. The reduced gross margin percentage reflects lower margins in all business segments.

The following table shows sales by geographic area for the nine months ended September 30, 2005 and 2004:

                       Nine Months Ended September 30,
                       -------------------------------
                               2005       2004
                             --------   --------
North America ......         $150,587   $165,307
Europe .............          158,731    134,745
Asia ...............           14,879     12,573
Other ..............            6,936      9,125
                             --------   --------
   Total ...........         $331,133   $321,750
                             ========   ========

The Bioproducts Segment gross sales in the first nine months of 2005 of $113,638 were $11,448 or 11.2% above the first nine months of 2004. The Bioproducts segment sales were favorably impacted 1.2% due to exchange rates reflecting a weaker U.S. dollar in the first nine months of 2005 versus 2004. The sales increase, excluding currency, primarily reflects higher sales in both the research products and therapeutic applications categories including cell therapy, cell biology, rapid microbial detection, testing services, serum, media and assays due to stronger demand, higher pricing and the addition of new customers.

Bioproducts gross margins decreased to 52.8% in the first nine months of 2005 from 54.5% in the first nine months of 2004 primarily due to higher bad debt expenses and higher manufacturing costs, partially offset by increased sales volume and pricing across most product categories in addition to favorable impact of foreign currency.

The Biopharma Segment gross sales in the first nine months of 2005 of $27,747 were $3,992 or 12.6% below the first nine months of 2004 reflecting lower suite revenue partially offset by higher labor fees, reimbursed materials and process development. Foreign currency had no impact on the Biopharma segment.

Biopharma gross margins decreased to (17.3%) in the first nine months of 2005 from 10.4% in the first nine months of 2004 primarily due to lower revenues, a higher percentage of revenues from reimbursed materials which have virtually no profit margin and higher production costs.

The Human Health Segment gross sales for the first nine months of 2005 of $189,748 were $1,927 or 1.0% above the first nine months of 2004. Human Health sales were favorably impacted 1.6% due to exchange rates reflecting a weaker U.S. dollar in the first nine months 2005 versus 2004. Excluding currency, the decrease resulted from lower sales of a gastrointestinal API and crop additive, both due to loss of business, lower shipments of an API to treat Alzheimer's disease due to the launch of the product in 2004 which required higher inventory levels, lower sales of certain cardiovascular APIs due to reduced volumes resulting from increased competition and lower sales of certain other central nervous system APIs due to reduced volumes. These lower sales were partially offset by stronger demand for nicotine polacrilex resin (used in smoking cessation products), higher sales of a gastrointestinal API and higher sales of an API used to treat end stage kidney disease due to increased volume.

Human Health gross margins decreased to 34.4% in the first nine months of 2005 from 36.0% in the first nine months of 2004 due to pricing pressures on certain APIs, unfavorable overhead absorption, higher production costs and unfavorable impact of foreign currency.

Selling, general and administrative expenses of $77,640 or 23.4% of gross sales in the first nine months of 2005 is relatively flat compared to $77,530, or 24.1% in the first nine months of 2004. Administration expenses slightly increased driven by higher sales and marketing expenses within the Bioproducts segment and higher environmental costs related to an inactive company partially offset by lower valuation of stock appreciation rights and lower legal costs.

Research and development expenses of $16,601 were 5.0% of gross sales in the first nine months of 2005, compared to $13,936 or 4.3% of gross sales in the first nine months of 2004. The increase in expense primarily reflects investments in new product technologies within the Bioproducts segment.

In the third quarter of 2004, the Company recorded a non-cash impairment charge of $48,720 to reduce the carrying value of goodwill in the Biopharma segment, to its estimated fair value.

Operating profit in the first nine months of 2005 was $26,113 compared to an operating loss of $11,652 in the first nine months of 2004. The first nine months of 2005 results include a $1,300 charge for an environmental remediation reserve at an inactive facility. The first nine months of 2004 results include $2,863 of income due to the early termination of a Bioproducts customer contract and an unrelated $1,000 charge associated with the reorganization and related workforce reductions at a European facility. These 2004 items are recorded as other, net operating expenses.

Net interest expense of $8,282 in the first nine months of 2005 decreased $189 from the first nine months of 2004 primarily reflecting lower interest rates partially offset by higher average debt. The average interest rate was 5.5% in the first nine months of 2005 versus 5.6% in the first nine months of 2004.

The tax provision for the first nine months of 2005 increased to 37.4% compared to -53.3% in the first nine months of 2004 primarily due to a $3,151 ($0.12/per diluted share) reduction in tax reserves primarily related to a Swedish tax matter that was decided favorably during the second quarter 2005. Excluding the impact of the Swedish tax matter, the tax provision would have been $9,788 in the first nine months of 2005.

Beginning September 30, 2003 the Company has maintained a full valuation allowance on its domestic net deferred tax assets. Accordingly, for the nine months ended September 30, 2005 a full valuation allowance of the Company's domestic net deferred tax assets generated during the nine months of 2005 was recorded. The Company will continue to record a full valuation allowance on its domestic net deferred tax assets until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. Additionally, should domestic losses continue, it is possible that certain tax planning strategies preserving certain domestic tax assets could be deemed inadequate, resulting in additional valuation allowances in the future. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 10 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

Income from continuing operations in the first nine months of 2005 was $11,122, or $0.42 per diluted share, versus a loss from continuing operations of $30,763, or $1.18 per diluted share in the same period a year ago.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $58,772 in the first nine months of 2005. The stronger U.S. dollar negatively impacted the translated cash balances by $9,312 in the first nine months of 2005. During the nine months ended September 30, 2005, the Company generated cash flows from operations totaling $20,347, a decrease of $17,991 versus the same period a year ago. The decrease in cash flows generated from operations in the first nine months of 2005 versus the first nine months of 2004 is due primarily to a decrease in net income, excluding the goodwill impairment, an increase in inventories resulting from increased production based on forecasted requirements and an increase in prepaids mainly due to prepayments of insurance. These decreases were partially offset by the timing of foreign tax payments and of payments made to Rutherford Chemicals in 2004.

Capital expenditures from continuing operations were $27,987 in the first nine months of 2005 as compared to $27,749 in 2004. Part of the funds in 2005 were used for suite expansions at Biopharma manufacturing plants, cell therapy manufacturing capabilities at a Bioproducts facility, a new warehouse at a Human Health facility and capital improvements to existing facilities. In 2004, the funds were primarily used for a suite expansion at a Biopharma manufacturing plant, cell therapy manufacturing capabilities at a Bioproducts facility and new research and development labs at a Human Health facility.

During the first nine months of 2005, the Company repatriated $54,687 as a dividend from its foreign subsidiaries pursuant to the American Jobs Creation Act of 2004. The Company used the repatriated cash to pay down domestic debt. The Company continues to evaluate further repatriation of dividends.

Cash flows used in financing activities in the first nine months of 2005 of $43,123 include net pay down of debt of $42,193 and dividends paid of $2,376 partially offset by proceeds from stock options exercised of $1,521. In the first nine months of 2004 the Company borrowed $8,109 of debt, generated proceeds from the exercise of stock options of $4,005 and paid dividends of $2,330.

During the first nine months of 2005 and 2004, the Company paid cash dividends of $0.09 per share.

Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements.

On October 7, 2005, the Company entered into a five-year $277.5 million Senior Revolving Credit Facility. The Company borrowed $78.4 million under the facility and used the funds to pay down all outstanding borrowings under the previously existing facility which would have expired in November of 2006. The previously existing credit facility was terminated upon origination of the new facility.

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

The company experienced a decline in profitability during 2005 within the Biopharma segment and at two reporting units within the Human Health segment, with approximately $76 million and $10 million of goodwill, respectively. In November 2005, a customer in the Biopharma segment announced that its drug, of which the Company expected to be a primary supplier in the future, failed to meet its primary endpoint in its confirmatory Phase III clinical trial. The Company's goodwill impairment analysis, to be performed during the fourth quarter, will include the declines in profitability during 2005 and the uncertainty of the future impact of the Biopharma customer announcement and increase the potential for future tangible and intangible asset impairment charges.

Environmental and Litigation Contingencies

The Company periodically assesses the potential liabilities related to any lawsuits or claims brought against us. See Note 13 in the accompanying financial statements for a discussion of our current environmental and litigation matters, reserves recorded and our position with respect to any related uncertainties. While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that the Company will incur an expense related to a settlement for such matters and whether a reasonable estimation of such probable loss, if any, can be made. If probable and estimable, the Company accrues for the costs of clean-up, settlements and legal fees. If the aggregate amount of the liability and the timing of the payment are fixed or reasonably determinable, the Company discounts the amount to reflect the time value of money. Given the inherent uncertainty related to the eventual outcome of litigation and environmental matters, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions that the Company may have made with respect to their resolution.

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

FORWARD-LOOKING STATEMENTS

This document may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under The Securities Exchange Act of 1934, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, cash repatriation pursuant to the American Jobs Creation Act of 2004, or other expansion opportunities. These statements may be identified by the fact that they use words such as "expects," "anticipates," "intends," "estimates," "believes" or similar expressions in connection with any discussion of future financial and operating performance. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q. The forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including, but not limited to, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and/or regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, changes in foreign exchange rates, performance of minority investments, uncollectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials and the risks and other factors described under the caption "Risk Factors That May Affect Future Results" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     With the participation of the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's 'disclosure controls and procedures' (as defined in the Rules 13a-15(e) under the Securities Exchange Act of 1934 (the 'Exchange Act')) as of the end of the period covered by this quarterly report. Disclosure controls and procedures are designed to provide reasonable assurance that the Company is able to meet the objective of filing reports under the Exchange Act that contain disclosure which is recorded, processed, summarized and reported pursuant to the disclosure requirements and within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, including consideration of the matter discussed below, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2005.

CHANGES IN CONTROLS AND PROCEDURES

     There were no significant changes in the Company's internal controls, or in other factors that could significantly affect these internal controls, during the current quarter.

PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 1 LEGAL PROCEEDINGS

     In mid-2004 the United States Environmental Protection Agency conducted a hazardous waste inspection of the Company's Charles City facility. Thereafter the Agency, notified the facility of several alleged violations of the hazardous waste laws related to management of hazardous waste and requested additional information related to the alleged violations. The company responded and provided information which questioned the conclusion that the violations occurred. Nevertheless, the Agency concluded that several violations existed at the time of the inspection, and on October 3, 2005 issued the facility an order and penalty assessment in the amount of $189,000. On October 31, 2005, the Company filed a request for a hearing and an informal conference.

     See the Contingency Footnote above for other Legal Proceedings.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Purchases of equity securities by the issuer and affiliated purchasers.

                                                                                         (d) Maximum Number
                                                              (c) Total Number of      (or Approximate Dollar
                                                                Shares (or Units)    Value of Shares (or Unit)
                       (a) Total Number   (b) Average Price   Purchased as Part of        that May Yet Be
                         of Shares (or      Paid per Share     Publicly Announced       Purchased Under the
Period                 Units) Purchased       (or Units)        Plans or Programs        Plans or Programs
------                 ----------------   -----------------   --------------------   -------------------------
July 1-31, 2005                --                  --                 --                       580,700
August 1-31, 2005              --                  --                 --                       580,700
September 1-30, 2005           --                  --                 --                       580,700
                              ---                 ---                ---
Total                          --                  --                 --

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITIES HOLDERS.

     Refer to Form 10Q for quarterly period ended March 31, 2005.

ITEM 6. EXHIBITS

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

                                        CAMBREX CORPORATION


                                        By /s/ Luke M. Beshar
                                           -------------------------------------
                                           Luke M. Beshar
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (On behalf of the Registrant and
                                           as the Registrant's Principal
                                           Financial Officer)

Dated: November 4, 2005