Form 10-K
period 2005-12-31
CAMBREX CORP
filed 2006-05-26
CIK 820081

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

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

     Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]. No [X].

     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]. No [X].

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer"in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [X]   Non-accelerated filer [ ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]. No [X].

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $489,694,176 as of June 30, 2005.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of April 30, 2006, there were 26,764,501 shares outstanding of the registrant's Common Stock, $.10 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CAMBREX CORPORATION

                           INDEX TO ANNUAL REPORT ON
                            FORM 10-K FILED WITH THE
                       SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2005

ITEM                                                                            PAGE
NO.                                                                             NO.
----                                                                            ----
                                       PART I
       1          Business....................................................    2
       1A         Risk Factors................................................    8
       1B         Unresolved Staff Comments...................................   18
       2          Properties..................................................   19
       3          Legal Proceedings...........................................   19
       4          Submission of Matters to a Vote of Security Holders.........   20

                                      PART II
       5          Market for the Registrant's Common Equity, Related
                  Stockholder Matters and Issuer Purchases of Equity
                  Securities..................................................   21
       6          Selected Financial Data.....................................   22
       7          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................   24
       7A         Quantitative and Qualitative Disclosures about Market
                  Risk........................................................   41
       8          Financial Statements and Supplementary Data.................   42
       9          Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................   89
       9A         Controls and Procedures.....................................   89
       9B         Other Information...........................................   90

                                      PART III
      10          Directors and Executive Officers of the Registrant..........   91
      11          Executive Compensation......................................  100
      12          Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters..................  108
      13          Certain Relationships and Related Transactions..............  111
      14          Principal Accounting Fees and Services......................  112

                                      PART IV
      15          Exhibits, Financial Statement Schedules.....................  113

                                     PART I

ITEM 1  BUSINESS

GENERAL

     Cambrex Corporation (the "Company" or "Cambrex"), a Delaware corporation, began business in December 1981. Cambrex is a life sciences company dedicated to providing products and services that accelerate and improve the discovery and commercialization of human therapeutics. The Company primarily supplies its products and services worldwide to pharmaceutical and biopharmaceutical companies, generic drug companies, biotechnology companies and research organizations. The Company reports financial results in three segments:
Bioproducts, Biopharma and Human Health. The Company's overall strategy is to focus on niche life sciences markets with global opportunities, support state-of-the-art technology, and demonstrate excellence in regulatory compliance, environmental, health and safety performance, and customer service.

     The Company uses a consistent business approach in each of its segments:

     - Niche Market Focus: The Company participates in niche markets where significant technical expertise provides competitive advantage and market differentiation.

     - Market Leadership: The Company secures leading market positions through excellent customer service, proprietary technologies, specialized capabilities and an outstanding regulatory record and leverages these capabilities across the market segments in which it participates.

     - New Products and Services: The Company continues to invest in research and product development in order to introduce innovative products and services to accelerate revenue growth, provide competitive advantage and maintain its leading market positions. The new products and services are developed to address the changing needs of life sciences customers for increased automation, speed-to-market and testing relevance.

     - Operational Excellence: The Company maintains its commitment to continually improve productivity and customer service levels and maintains excellent quality and regulatory compliance systems.

     - Acquisition and Licensing: The Company may drive growth in strategic business segments through the prudent acquisition of products, product lines, technologies and capabilities to enhance the Company's position in its niche markets.

MARKET OVERVIEW AND GROWTH DRIVERS

     The Company participates in markets that serve the healthcare industry. Customers include companies and institutions that discover and commercialize therapeutics such as traditional drugs (made using organic chemistry), biologics and cell based therapies.

     The aging population, continued investment in healthcare research and drug development and the necessity to develop life saving therapeutics to address unmet needs drives business growth in life sciences companies serving the healthcare market. Aging "baby boomers" in the United States, Europe and Japan may provide an enormous healthcare opportunity. This group typically has more education, a higher socio-economic level, and higher demands for healthcare services than previous generations.

     Continuing healthcare investment increases demand for Cambrex products and services by providing its customers the financial resources to advance their research and development projects for therapeutic candidates from the laboratory to the clinic, and eventually, to the patient. Healthcare investment comes from a variety of sources. Large pharmaceutical and biotechnology companies spend billions on drug discovery and development. Research institutions may be funded by the government, business or private sectors. Venture capital and initial public offering investments remained robust in 2005 allowing companies to continue to spend on drug development and commercialization.

---------------
(dollars in thousands, except share data)

     It is estimated that getting a drug to market may take up to sixteen years. With the need to get new drugs to market faster, pharmaceutical companies make huge investments in drug discovery and require a continuing stream of innovative research tools to accelerate the drug discovery process. More and more cellular models are being used to understand the mechanism of disease and the efficacy and toxicity of drug candidates. Demand for rapid, accurate tests to assess drug candidates is growing. Cambrex is a leading provider of the tools and testing products used in the drug discovery process.

     Once a drug is identified, companies need to develop a robust process for the manufacture of clinical and commercial quantities. Product testing and quality processes need to be integrated into the manufacturing process. This is a critical step to getting a commercially viable drug to market. Cambrex excels in the manufacture and testing of active pharmaceutical ingredients ("APIs") and drug substances at laboratory, clinical and commercial scale and specializes in optimizing manufacturing processes.

     Demand for outsourced services from pharmaceutical companies continues to grow. Large pharmaceutical and biotechnology companies may outsource the development and manufacturing of a drug substance to manage multiple internal priorities, access new technologies or additional capacity, preserve needed capital or ensure multiple sources of supply. Emerging pharmaceutical, biotechnology and many generic drug companies outsource all process development and manufacturing. Cambrex is particularly well positioned to assist drug companies with these much needed services for traditional APIs, biologics and cell therapies.

     New drugs are typically patented. When the patent expires, the drug may be manufactured and marketed in its generic form. Growth in the generic drug market is driven by the continuing stream of drug patents that will expire in the future and favorable market forces that encourage the use of generic pharmaceuticals as a more cost effective health care alternative to higher-priced branded drugs. In the United States and many countries in Europe, governments and prescription benefit management companies provide incentives for generic substitution to reduce costs. Cambrex's active pharmaceutical ingredients are used in over 100 niche generic drugs globally.

     The market for human therapeutics is regulated by the Food and Drug Administration ("FDA") and other regulatory agencies through the development, manufacturing and commercialization process. The FDA approves human therapeutics and regulates manufacturing. Excellent regulatory and quality systems are essential to serve the industry.

     Competition from Asia has increased their capabilities in drug substance manufacturing and finished dosage form drugs in recent years. Although there has been limited direct impact on the Company's niche products, the presence of these competitors in the market has resulted in downward pricing pressure on generic active pharmaceutical ingredients. Regulatory compliance and product quality may determine the long term impact of these competitors.

STRATEGY

     As announced earlier this year, the Company has engaged an investment banker to examine strategic alternatives including the potential sale of certain assets. Any proceeds from an asset sale may be used to support further growth in the remaining business, pay down debt, repurchase Cambrex stock or make complementary strategic acquisitions as deemed appropriate. The Company expects to continue to provide innovative life sciences products and services for the bioresearch and therapeutics markets. The Company will use its expertise in drug discovery tools, testing reagents, kits and services and the manufacture of drug substances to expand its product portfolio. Through internal development and targeted acquisitions, the Company intends to broaden its current list of products and services. The introduction of complementary offerings will drive organic growth and expand the Company's footprint in the life sciences markets. New technologies, products, and infrastructure may also come from licensing or targeted acquisition.

---------------
(dollars in thousands, except share data)

DEVELOPMENT OF THE BUSINESS

     The discussion below provides insight to the general development of our business, including the material acquisitions and disposition of assets over the past five years.

     On June 4, 2001, the Company acquired Bio Science Contract Production Corp. in Baltimore, Maryland for approximately $125,000 in cash. Bio Science Contract Production Corp., now renamed Cambrex Bio Science Baltimore, Inc., manufactures purified bulk biologics and pharmaceutical ingredients. The acquisition provided the Company with entry into the contract bioprocessing market.

     On October 31, 2001, the Company acquired Marathon Biopharmaceuticals Inc. in Hopkinton, Massachusetts for approximately $26,000 in cash through a share purchase of CoPharma Inc. Marathon, now renamed Cambrex Bio Science Hopkinton, Inc., is a full-service cGMP manufacturer of biopharmaceutical ingredients and purified bulk biologics for pre-clinical evaluation, clinical trials and commercial scale quantities.

     On January 1, 2002, the Company realigned the organization to focus on life sciences. The operating units that primarily produced specialty and fine chemicals, and animal health and agriculture products were combined to form a new subsidiary, Rutherford Chemicals, Inc.

     On November 10, 2003, the Company sold its Rutherford Chemicals business for a sale price of up to $65,000, consisting of $55,000 in cash paid at closing, a $2,000 subordinated 12% interest bearing note, and an $8,000 performance-based cash earn-out if certain future operating profit targets are achieved. The sale of Rutherford Chemicals represents the completion of the transformation from a specialty chemical organization into a leading life sciences company.

     On October 2, 2004, Cambrex France SARL, one of the Company's subsidiaries, acquired Genolife SA for approximately $6,000 in cash. Genolife, now renamed Cambrex Bio Science Clermont Ferrand SAS, located in Saint Beauzire, France, specializes in rapid microbial detection testing for the pharmaceutical, agriculture, food, and cosmetic industries. The acquisition complements the Company's endotoxin and mycoplasma detection product lines and builds upon its testing reagent and service franchise.

PRODUCTS

     The Company uses its technical expertise in a wide range of chemical and biological processes to meet the needs of its customers for high quality products and services for specialized applications. The following table presents gross sales from the Company's three segments:

                                                         YEARS ENDED DECEMBER 31
                                                     --------------------------------
                                                       2005       2004        2003
                                                     --------   --------   ----------
Bioproducts........................................  $149,498   $136,108   $  119,298
Biopharma..........................................    41,698     43,270       44,128
Human Health.......................................   260,790    259,737      242,165
                                                     --------   --------   ----------
Gross Sales........................................  $451,986   $439,115   $  405,591
                                                     ========   ========   ==========

     Bioproducts: The Bioproducts segment consists of research products (including cell biology products, cell based assays and molecular biology products) and therapeutic applications (including endotoxin detection products, biotherapeutic media and serum products and cell therapy and related services). The Company manufactures more than 1,800 products which are sold to more than 14,000 customers worldwide with no one customer accounting for over 10% of 2005 sales in this segment.

---------------
(dollars in thousands, except share data)

     This table summarizes the gross sales by product category for this segment:

                                                                         $        %
                                                  2005       2004     CHANGE    CHANGE
                                                --------   --------   -------   ------
Research products.............................  $ 75,810   $ 70,657   $ 5,153     7.3%
Therapeutic applications......................    73,688     65,451     8,237    12.6%
                                                --------   --------   -------
          Total Bioproducts...................  $149,498   $136,108   $13,390     9.8%
                                                ========   ========   =======    ====

     Gross sales of $149,498 were $13,390 or 9.8% above 2004. Bioproducts sales were unfavorably impacted 0.1% due to exchange rates reflecting a stronger U.S. dollar.

     Research products of $75,810 were $5,153 or 7.3% higher than prior year due primarily to increased sales in cell biology products resulting from new products, market growth and price increases, and higher media/serum product sales as a result of a gain in market share helped by increased raw material supply.

     Therapeutic applications sales of $73,688 were $8,237 or 12.6% higher than prior year due to higher sales of cell therapy services due to the addition of new customers and endotoxin detection products reflecting increased purchasing levels primarily in North America and continued market growth.

     Biopharma: The Biopharma segment consists of the Company's contract biopharmaceutical process development and manufacturing business. Biopharma sales of $41,698 were $1,572 or 3.6% below 2004. The sales decrease primarily reflects lower suite revenue and process development partially offset by higher reimbursed materials and labor fees. There are two customers that individually account for more than 10% of 2005 sales in this segment. They represent 30.5% and 13.6% of 2005 sales in this segment.

     Human Health: The Human Health segment is primarily comprised of the custom development and manufacture of pharmaceutical ingredients derived from organic chemistry. Products and services are supplied globally to innovative and generic drug companies. Products include active pharmaceutical ingredients and advanced pharmaceutical intermediates. Services include development and GMP manufacturing services.

     The Human Health segment is classified into three product groups: (1) active pharmaceutical ingredients ("APIs"), (2) pharmaceutical intermediates and custom development, and (3) other. These products and services are sold to a diverse group of more than 1,100 customers, with two customers individually accounting for more than 10% of 2005 sales in this segment; one, a pharmaceutical company with which a long-term sales contract is in effect that is scheduled to expire at the end of 2008, accounted for 14.4%, and a second, a distributor representing multiple customers, accounted for 14.1%. Many of these products are also sold through agents. One active pharmaceutical ingredient makes up 16.4% of 2005 sales in this segment.

     This table summarizes the gross sales for this product segment:

                                                                         $        %
                                                  2005       2004     CHANGE    CHANGE
                                                --------   --------   -------   ------
Active pharmaceutical ingredients.............  $199,935   $200,555   $  (620)   (0.3)%
Pharmaceutical intermediates and custom
  development.................................    30,578     27,365     3,213    11.7%
Other.........................................    30,277     31,817    (1,540)   (4.8)%
                                                --------   --------   -------
          Total Human Health..................  $260,790   $259,737   $ 1,053     0.4%
                                                ========   ========   =======    ====

     Human Health sales of $260,790 increased $1,053 or 0.4% including a 0.7% unfavorable impact due to exchange rates reflecting the stronger U.S. dollar.

     Sales of APIs of $199,935 were $620 or 0.3% below the prior year due primarily to lower demand for certain central nervous system and cardiovascular APIs due to increasing competition resulting in lower

---------------
(dollars in thousands, except share data) volumes sold and continued pricing pressure, partially offset by higher sales of a gastrointestinal API and nicotine polacrilex resin (used in smoking cessation products) due to stronger demand.

     Pharmaceutical intermediates and custom development sales of $30,578 were $3,213 or 11.7% above 2004 primarily due to higher sales of custom development products and an end-stage kidney treatment product due to increased demand.

     Other sales of $30,277 were $1,540 or 4.8% below the prior year due primarily to lower volumes of a crop protection additive and fine chemicals, partially offset by higher sales of feed additive products.

MARKETING AND DISTRIBUTION

     The Company's Human Health and Biopharma segments generally include higher value, low-to-medium volume niche products requiring significant technical expertise to develop and manufacture. Marketing generally requires significant cooperative effort among a highly trained sales and marketing staff, a scientific staff that can assess the technical fit and estimate manufacturing economics and the business unit management to determine the strategic and business fit. The process to take a client's project from the clinical trial stage to a commercial, approved therapeutic may take from two to ten years. The Company uses sales agents in those areas where direct sales efforts are not economical.

     For the Bioproducts segment, the Company markets and sells its products in the United States and Europe principally through its own direct sales force. The remaining international markets are served principally through an extensive network of independent distributors. The Company has also implemented an e-commerce website to market and sell these products in the United States and Europe.

RAW MATERIALS

     The Company uses a wide array of raw materials in the conduct of its businesses.

     For its Human Health products, the Company generally will have a primary and secondary supplier for its critical raw materials. Prices for these raw materials are generally stable except for the petroleum-based solvents where prices can vary with market conditions.

     For its Bioproducts products, the Company buys materials from many suppliers and is generally not dependent on any one supplier or group of suppliers. There is a well-established market for raw fetal bovine serum but price and supply are cyclical and fluctuate. Bovine spongiform encephalopathy, also known as mad cow disease, can periodically restrict the locations from which the Company can import fetal bovine serum. The Company also has a long-term contract with one company to supply agarose, the key raw material used to make electrophoresis media products.

     The other key raw materials used by all segments of the Company are advanced organic intermediates that generally have been in adequate supply from multiple suppliers.

RESEARCH AND DEVELOPMENT

     The Company's research and development program is designed to increase the Company's competitiveness by improving its technology and developing processes for the manufacture of new products to meet customer requirements. The goals are to introduce innovative products; improve manufacturing processes to reduce costs, improve quality and increase capacity; to identify market opportunities that warrant significant technical expertise, and offer the prospects of a long-term, profitable business relationship. Research and development activities are performed at most of the Company's manufacturing facilities in both the United States and Europe. Approximately 150 employees are involved directly in research and development activities worldwide.

     The Cambrex Center of Technical Excellence, a research and development organization located in The Technology Centre of New Jersey in North Brunswick, NJ, helps place the Company in a unique position to
---------------
(dollars in thousands, except share data) be a full-service resource for pharmaceutical and biotechnology companies throughout the drug development cycle.

     The Company spent $22,331, $19,659 and $17,123 in 2005, 2004 and 2003, respectively, on research and development efforts.

PATENTS AND TRADEMARKS

     The Company has patent protection in many of its product areas. In addition, the Company also relies on know-how and trade secrets related to many of its manufacturing processes and techniques not generally known to other life sciences companies for developing and maintaining its market position.

     The Company currently owns approximately 185 worldwide patents which have various expiration dates through 2023 and which cover selected items in each of the Company's major product areas. The Company also owns foreign equivalents of many of its United States patents. In addition, the Company has applied for patents for various inventions and is in the process of preparing patent applications for other inventions. The Company owns patent and other proprietary rights to the endotoxin detection products which are material to the product lines.

     The Company has trademarks registered in the United States and a number of other countries for use in connection with the Company's products and business. The Company believes that many of its trademarks are generally recognized in its industry. Such trademarks include Poietics(R), Clonetics(R), MYCOAlert(R), NuSieve(R), Reliant(R), Latitude(R), PAGEr(R), MetaPhor(R), AccuGENE(R) and BioWhittaker(R).

     The Company requires employees to sign confidentiality and ownership of inventions agreements where appropriate.

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

     In the Human Health segment, the Company has two primary groups of competitors; those that produce generic active pharmaceutical ingredients and those that provide development and manufacturing services for branded active pharmaceutical ingredients and intermediates. For generic active pharmaceutical ingredients, there are approximately five primary competitors which are located in Europe. For competitors that provide custom development and manufacturing services for branded active pharmaceutical ingredients, there are approximately twenty competitors, six of which are large multinational companies that also produce fine chemicals. More recently, competitors from Asia have entered the market for larger active pharmaceutical ingredients. While there has been limited impact on the specific products the Company produces, it is expected that regulatory compliance, product quality and logistics will determine the long term impact of these competitors in the market. If the Company perceives significant competitive risk and a need for technical or financial commitment, it generally negotiates long term contracts or guarantees from its customers.
---------------
(dollars in thousands, except share data)

ENVIRONMENTAL AND SAFETY REGULATIONS AND PROCEEDINGS

     General: Certain products manufactured by the Company involve the use, storage and transportation of toxic and hazardous materials. The Company's operations are subject to extensive international and domestic federal, state and local laws and regulations relating to the storage, handling, emission, transportation and discharge of materials into the environment and the maintenance of safe working conditions. The Company maintains environmental and industrial safety and health compliance programs at its plants and believes that its manufacturing operations are in general compliance with all applicable safety, health and environmental laws.

     The Company conducts detailed environmental due diligence on all acquisitions. The Company's acquisitions were made with consideration of any known environmental conditions. Also, as with other companies engaged in our industry, risks of substantial costs and liabilities are inherent in certain plant operations and certain products produced at the Company's plants. Additionally, prevailing legislation tends to hold companies primarily responsible for the proper disposal of their wastes even after transferal to third party waste disposal facilities. Moreover, other future developments, such as increasingly strict environmental, safety and health laws and regulations, and enforcement policies thereunder, could result in substantial costs and liabilities to the Company and could subject the Company's handling, manufacture, use, reuse, or disposal of substances or pollutants at its plants to more rigorous scrutiny than at present. Although the Company has no direct operations and conducts its business through subsidiaries, certain legal principles that provide the basis for the assertion against a parent company of liability for the actions of its subsidiaries may support the direct assertion against the Company of environmental liabilities of its subsidiaries.

     Known environmental matters which may result in liabilities to the Company and the related estimates and accruals are summarized in Note #19 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

     Present and Future Environmental Expenditures: The Company's policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations. The Company believes it is in general compliance with such requirements and has adequate professional staff and systems in place to remain in compliance. In some cases, compliance can only be achieved by capital expenditures and the Company made capital expenditures of $4,371 in 2005, $6,725 in 2004, and $4,032 in 2003 for environmental projects. As the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related expenditures may increase. The Company considers costs for environmental compliance to be a normal cost of doing business and includes such costs in pricing decisions.

ITEM 1A RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. If any of the following risks occur, the Company's business, financial condition, operating results and cash flows could be materially adversely effected. The risks and uncertainties described below are not the only ones the Company faces. Additionally, risks and uncertainties not presently known to the Company or that it currently deems immaterial also may impair its business, financial condition, operating results and cash flows in the future.

THE COMPANY'S ANALYSIS, CONSIDERATION AND IMPLEMENTATION OF STRATEGIC ALTERNATIVES MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

     As previously announced, the Company has retained Bear Stearns & Co., Inc. to act as advisors to the Board of Directors in the analysis and consideration of strategic alternatives to maximize shareholder value, including the potential sale of certain assets. There are several strategic alternatives that may be pursued.

---------------
(dollars in thousands, except share data)

However, we are presently unable to assess what impact any particular strategic alternative will have on our stock price if accomplished, and our consideration and implementation of strategic alternatives may not be successful. Uncertainties and risks relating to our analysis and consideration of strategic alternatives include but are not limited to:

     - the analysis and consideration of strategic alternatives may disrupt operations and distract members of management and other employees, which could adversely affect our results of operations;

     - the process of exploring strategic alternatives may be more time consuming and expensive than currently anticipated;

     - we may not be able to successfully achieve the benefits of the strategic alternative undertaken; and

     - perceived uncertainties as to the future direction of the Company may result in the loss of employees, customers, clients or business partners.

WE MAY PURSUE TRANSACTIONS THAT MAY CAUSE US TO EXPERIENCE SIGNIFICANT CHARGES TO EARNINGS THAT MAY ADVERSELY AFFECT OUR STOCK PRICE AND FINANCIAL CONDITION.

     We regularly review potential transactions related to technologies, products, product rights and businesses complementary to our business. These transactions could include mergers, acquisitions, divestitures, strategic alliances or licensing agreements. In the future, we may choose to enter into these transactions at any time. As a result of acquiring businesses or entering into other significant transactions, we have previously experienced, and may continue to experience, significant charges to earnings for merger and related expenses that may include transaction costs, closure costs or costs related to the write-off of acquired in-process research and development. These costs may also include substantial fees for investment bankers, attorneys, accountants, financial printing costs, severance and other closure costs associated with the elimination of duplicate or discontinued products, employees, operations and facilities. Although we do not expect these charges to have a material adverse effect upon our overall financial condition, these charges could have a material impact on our results of operations for particular quarters or years and they could possibly have an adverse impact upon the market price of our common stock.

IF WE MAKE ACQUISITIONS, WE MAY EXPERIENCE DIFFICULTY INTEGRATING THE BUSINESSES WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     An important part of our business growth strategy is to acquire products, product lines, technologies and capabilities, including through the acquisition of businesses and to enhance the Company's position in its niche markets. We continually explore and conduct discussions with many third parties regarding possible acquisitions. Our ability to continue to achieve our goals may depend upon our ability to effectively integrate such businesses, to achieve cost efficiencies and to manage these businesses as part of our company. However, we may experience difficulty integrating the merged companies which could have a material adverse effect on the operating results or financial condition of the combined company. As a result of uncertainty following an acquisition and during the integration process, we could experience disruption in our business or employee base. There is also a risk that key employees of the combined company may seek employment elsewhere, including with competitors, or that valued employees may be lost upon the elimination of duplicate functions. If we are not able to successfully blend our products and technologies with the acquired business to create the advantages the acquisition was intended to create, it may effect our results of operations, our ability to develop and introduce new products and the market price of our common stock. Furthermore, there may be overlap between our products, services or customers, and the combined company may create conflicts in relationships or other commitments detrimental to the integrated businesses.

---------------
(dollars in thousands, except share data)

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

PHARMACEUTICAL, BIOPHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES MAY DISCONTINUE OR DECREASE THEIR USAGE OF OUR SERVICES.

     We depend on pharmaceutical, biopharmaceutical and biotechnology companies that use our services for a large portion of our revenues. Although there has been a trend among these companies to outsource therapeutic production functions, this trend may not continue. We have observed increasing pressure on the part of our customers to reduce spending, including the use of our services, as a result of negative economic trends generally and in the pharmaceutical industry. If these companies discontinue or decrease their usage of our services, including as a result of an economic slowdown in the overall United States or foreign economies, our revenues and earnings could be lower than we expect and our revenues may decrease or not grow at historical rates.

COMPETITION IN THE LIFE SCIENCES RESEARCH MARKET, AND/OR A REDUCTION IN DEMAND FOR OUR PRODUCTS, COULD REDUCE SALES.

     The markets for our products are competitive and price sensitive. Other life science suppliers have significant financial, operational, sales and marketing resources, and experience in research and development. These and other companies may have developed or could in the future develop new technologies that would compete with our products or render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our products or services, our business, operating results, and financial condition could be seriously harmed. In addition, demand for our products may weaken due to reduction in research and development budgets, loss of distributors or other factors, which would have an adverse effect on our financial condition.

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

OUR FAILURE TO OBTAIN NEW CONTRACTS OR RENEWED CONTRACTS OR CANCELLATION OF EXISTING CONTRACTS MAY ADVERSELY EFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND MAKE OUR REVENUE DIFFICULT TO PREDICT.

     Many of our contracts are short-term in duration. As a result, we must continually replace our contracts with new contracts to sustain our revenue. In addition, many of our long-term contracts may be cancelled or delayed by clients for any reason upon notice. Contracts may be terminated for a variety of reasons, including termination of product development, failure of products to satisfy safety requirements, unexpected or undesired results from use of the product or the client's decision to forego a particular study. The Company currently has a long-term sales contract within the Human Health segment that accounts for more than 10%
---------------
(dollars in thousands, except share data) of segment sales that is scheduled to expire at the end of 2008. There is no guarantee that this contract will be renewed. Our failure to obtain new contracts or renew contracts or the cancellation or delay of existing contracts could have a material adverse effect on our business, financial condition and results of operations.

     Furthermore, because our revenue is primarily generated on a contract-by-contract or purchase order basis, our revenue is difficult to predict and contributes to the variability of our financial results from period to period. In addition, we do not believe that a backlog of contracts is a meaningful indicator of our future revenue because much of our revenue is resulting from short-term contracts or purchase orders and these contracts can often be terminated for many reasons.

THE BIOPHARMA BUSINESS SEGMENT HAS EXPERIENCED AND MAY CONTINUE TO EXPERIENCE SIGNIFICANT VOLATILITY IN PROFITABILITY AND THERE ARE NO ASSURANCES THAT IT WILL RETURN TO ITS HISTORIC PROFITABILITY LEVEL.

     The Company's Biopharma segment provides process development and manufacturing services on a contract basis to biopharmaceutical companies. This business has a very high fixed cost structure and its customers are often dependent on the availability of funding and pursuing drugs that are in earlier stages of clinical trials, and thus have high failure rates. Losses of one or more customers can result in significant swings in profitability from quarter to quarter and year to year. Returning to historic profitability levels is dependent on the Company generating significant additional revenues from existing and new customers, which can not be assured.

THE COMPANY COULD BE SUBJECT TO ADDITIONAL IMPAIRMENT CHARGES IN THE FUTURE.

     During 2004 and 2005, the Company recorded impairment charges to reduce goodwill and long-lived assets in 2005. The Company may be subject to additional impairment charges if the business units do not perform at or near projected levels in the future. Should the profit forecast for these businesses be revised significantly downward, the Company may incur additional impairment charges.

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

OUR MARKET SHARE DEPENDS ON NEW PRODUCT INTRODUCTIONS AND ACCEPTANCE.

     Rapid technological change and frequent new product introductions are typical of the market for certain of our products and services. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements and are attractive to customers. We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter. We spend significant resources on internal research and development, as well as on technology development elsewhere to support our effort to develop and introduce new products. To the extent that we fail to introduce new and innovative products, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which may be difficult to regain. An inability, for technological or

---------------
(dollars in thousands, except share data) other reasons, to develop successfully and introduce new products could reduce our growth rate or otherwise damage our business.

     In the past, we have experienced, and may experience in the future, delays in the development and introduction of products. We cannot be assured that we will keep pace with the rapid change in life sciences research, or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors effecting market acceptance of our products include:

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

     The expenses or losses associated with unsuccessful product development activities or lack of market acceptance of our new products could adversely effect our business, financial condition and results of operations.

FAILURE TO OBTAIN PRODUCTS AND COMPONENTS FROM THIRD-PARTY MANUFACTURERS COULD EFFECT OUR ABILITY TO MANUFACTURE AND DELIVER OUR PRODUCTS.

     We rely on third-party manufacturers to supply many of our raw materials, product components, and in some cases, entire products. In addition, we have a single source for supplies of some raw materials and components to our products. Manufacturing problems may occur with these and other outside sources. If such problems occur, we cannot ensure that we will be able to manufacture our products profitably or on time.

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

VIOLATIONS OF CGMP AND OTHER GOVERNMENT REGULATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     The Securities and Exchange Commission ("SEC") is currently conducting an investigation into the Company's inter-company accounting issue. The investigation began during the first half of 2003 after the

---------------
(dollars in thousands, except share data)

Company voluntarily disclosed certain matters related to inter-company accounts for the five-year period ending December 31, 2001 that resulted in the restatement of the Company's financial statements for those years. The Company is fully cooperating with the SEC and does not expect further revisions to its historical financial statements relating to these issues. This investigation could lead to an adverse outcome and adversely effect our business, financial condition, results of operations and cash flows.

LITIGATION MAY HARM OUR BUSINESS OR OTHERWISE NEGATIVELY IMPACT OUR MANAGEMENT AND FINANCIAL RESOURCES.

     Substantial, complex or extended litigation could cause the Company to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders, counterparties to acquisition and divestiture contracts, collaborators, distributors, customers, or end-users of our products or services could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes out of court or on terms favorable to the Company.

     The Company is involved in a number of lawsuits including a class action lawsuit filed against Cambrex and certain current Company officers alleging the failure to disclose in a timely fashion the restatement of results for the five-year period ending December 31, 2001 as discussed in the risk factor above, as well as the loss of a significant contract at our Baltimore facility. If this matter, or any of the Company's other lawsuits, is resolved in an unfavorable manner, they could have a material adverse effect on the operating results and cash flows in future periods.

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

POTENTIAL PRODUCT LIABILITY CLAIMS, ERRORS AND OMISSIONS CLAIMS IN CONNECTION WITH SERVICES WE PERFORM AND POTENTIAL LIABILITY UNDER INDEMNIFICATION AGREEMENTS BETWEEN US AND OUR OFFICERS AND DIRECTORS COULD ADVERSELY EFFECT OUR EARNINGS AND FINANCIAL CONDITION.

     The Company manufactures products intended for use by the public. In addition, the Company's services include the manufacture of pharmaceutical and biologic products to be tested in human clinical trials and for consumption by humans. These activities could expose the Company to risk of liability for personal injury or death to persons using such products, although the Company does not presently market or sell the products to end users. The Company seeks to reduce its potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client-to-client, and the performances of which are not secured), exclusion of services requiring diagnostic or other medical services, and insurance maintained by clients. The Company could be materially and adversely effected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if the Company's liability exceeds the amount of applicable insurance or indemnity. In addition, the Company could be held liable for errors and omissions in connection with the services it performs. The Company currently maintains product liability and errors and omissions insurance with respect to these risks. There can be no assurance, however, that the Company's insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to the Company.

---------------
(dollars in thousands, except share data)

     The Company also indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a "Director and Officer" insurance policy that covers a portion of any potential exposure. The Company could be materially and adversely effected if it were required to pay damages or incur legal costs in connection with a claim above its insurance limits.

ASSESSMENTS BY VARIOUS TAX AUTHORITIES MAY BE MATERIALLY DIFFERENT THAN WE HAVE PROVIDED FOR AND WE MAY EXPERIENCE SIGNIFICANT VOLATILITY IN OUR ANNUAL AND QUARTERLY EFFECTIVE TAX RATE.

     As a matter of course, the Company is regularly audited by federal, state, and foreign tax authorities. From time to time, these audits result in proposed assessments. While the Company believes that it has adequately provided for any such assessments, future settlements may be materially different than we have provided for and negatively effect our earnings.

     During 2005, the geographic shift of forecasted income resulted in the recording of a valuation allowance against all net domestic deferred tax assets. Going forward, until such time as the Company's domestic profitability is restored and considered by management to be sustainable for the foreseeable future, the Company will not record the income tax benefit or expense for domestic pre-tax losses and income respectively, and as such may experience significant volatility in its effective tax rate. At December 31, 2005 the Company has recorded a valuation allowance against domestic indefinite lived intangible deferred tax assets of $16,926, because the Company could no longer preserve the utilization of certain tax planning strategies.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT THAT COULD ADVERSELY EFFECT OUR FINANCIAL CONDITION.

     The Company has a $277,500 revolving credit facility of which $81,943 was outstanding at December 31, 2005. In addition, the Company had privately placed notes of $100,000 (repaid in January 2006 by drawing down our existing revolving credit facility). If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes, including from cash and cash equivalents on hand, we will be in default under the terms of the loan agreements and indentures under which we have outstanding debt securities.

     Even if we are able to meet our debt service obligations, the amount of debt we have could adversely effect us in a number of ways, including:

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

INTERNATIONAL UNREST OR FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY EFFECT OUR RESULTS.

     Our international revenues, which include revenues from our non-U.S. subsidiaries and export sales from the U.S., represented 62% of our product revenues in 2005 and 61% of our product revenues in 2004. We

---------------
(dollars in thousands, except share data) expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future.

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

     The market price for our common stock may also be effected by our ability to meet analysts' expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our

---------------
(dollars in thousands, except share data) common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.

INCIDENTS RELATED TO HAZARDOUS MATERIALS COULD ADVERSELY EFFECT OUR BUSINESS.

     Portions of our operations require the controlled use of hazardous materials. Although we are diligent in designing and implementing safety procedures to comply with the standards prescribed by federal, state, and local regulations, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated. In the event of such an incident, we could be liable for any damages that result, which could adversely effect our business.

     Additionally, any incident could partially or completely shut down our research and manufacturing facilities and operations.

     We generate waste that must be transported to approved storage, treatment and disposal facilities. The transportation and disposal of such waste are required to meet applicable state and federal statutes and regulations. The storage, treatment and disposal of such waste potentially exposes us to environmental liability if, in the future, such transportation and disposal are deemed to have violated such statues and/or regulations or if the storage, treatment and disposal facilities are inadequate and are proved to have damaged the environment.

     The Company is also party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potential responsible party" for certain waste disposal sites. The Company has also retained the liabilities with respect to certain pre-closing environmental matters associated with the sale of the Rutherford Chemicals business. After reviewing information currently available, management believes any amount paid in excess of accrued liabilities will not have a material effect on its business, financial condition or results of operations. However, these matters, if resolved in a manner different from the estimates, could have a material adverse effect on the financial condition, operating results and cash flows when resolved in future reporting periods.

THE POSSIBILITY WE WILL BE UNABLE TO PROTECT OUR TECHNOLOGIES COULD EFFECT OUR ABILITY TO COMPETE.

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

     If a third party claimed an intellectual property right to technology we use, we may need to discontinue an important product or product line, alter our products and processes, defend our right to use such technology in court or pay license fees. Although we may, under these circumstances, attempt to obtain a license to such intellectual property, we may not be able to do so on favorable terms, or at all. Additionally, if our products are found to infringe on a third party's intellectual property, we may be required to pay damages for past infringement, and lose the ability to sell certain products or receive licensing revenues.

---------------
(dollars in thousands, except share data)

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSE.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, are creating uncertainty for companies. These new or changed laws and standards are subject to multiple interpretations, in many cases due to their lack of specification. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies which could result in higher costs necessitated by revisions to disclosures and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result of the efforts to comply with the evolving laws and regulations increased general and administrative expenses have been experienced and are likely to continue. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and the related assessments have required commitment of significant internal and external financial and operational resources.

EMPLOYEES

     At December 31, 2005, the Company had 2,041 employees worldwide (965 of whom were from international operations) compared with 1,938 employees at December 31, 2004 and 1,861 at December 31, 2003.

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

EXPORT AND INTERNATIONAL SALES

     The Company exports numerous products to various areas, principally Western Europe, Asia and Canada. Export sales from the Company's domestic operations in 2005, 2004 and 2003 amounted to $47,115, $29,945 and $22,100, respectively.
Sales from international operations were $234,199 in 2005, $238,673 in 2004, and $223,666 in 2003. Refer to Note #17 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

AVAILABLE INFORMATION

     This annual report on Form 10-K, the Company's quarterly reports on Form 10-Q, the Company's current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on the Company's Internet website www.cambrex.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The most recent certifications by the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Annual report on Form 10-K. Last year the Company filed with the New York Stock Exchange the Annual Chief Executive Officer Certification as required by Section 303A.12.(a) of the New York Stock Exchange Listed Company Manual.

---------------
(dollars in thousands, except share data)

     Reports filed by the Company with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

     The following corporate governance documents are available free of charge on the Company's website: the charters of our Audit, Regulatory Affairs, Compensation and Governance Committees, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. These corporate governance documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices. Information contained on our website is not part of this report. We will also post on our website any amendments to or waivers of our Code of Business Conduct and Ethics that relate to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

ITEM 1B UNRESOLVED STAFF COMMENTS

     None.

---------------
(dollars in thousands, except share data)

ITEM 2  PROPERTIES.

     Set forth below is information relating to the Company's manufacturing facilities:

LOCATION                 ACREAGE    OPERATING SUBSIDIARY             PRODUCT LINES MANUFACTURED
--------                 -------    --------------------             --------------------------
Charles City, IA         57 acres   Cambrex Charles        Active Pharmaceutical Ingredients,
                                    City, Inc.             Pharmaceutical Intermediates, Imaging
                                                           Chemicals, Animal Health Products and Fine
                                                           Custom Chemicals
Karlskoga, Sweden        42 acres   Cambrex Karlskoga AB   Active Pharmaceutical Ingredients,
                                                           Pharmaceutical Intermediates, Imaging Chemicals
                                                           and Fine Custom Chemicals
Paullo (Milan), Italy    13 acres   Cambrex Profarmaco     Active Pharmaceutical Ingredients
                                    Milano S.r.l.
Walkersville, MD        116 acres   Cambrex Bio Science    Cells and Media and Endotoxin Detection
                                    Walkersville, Inc.
Verviers, Belgium         9 acres   Cambrex Bio Science    Cells and Media
                                    Verviers Sprl
Cork, Ireland            21 acres   Cambrex Cork Limited   Active Pharmaceutical Ingredients and
                                                           Pharmaceutical Intermediates
Rockland, ME             93 acres   Cambrex Bio Science    Electrophoresis and Chromatography
                                    Rockland, Inc.
Landen, Belgium          40 acres   Cambrex Profarmaco     Active Pharmaceutical Ingredients
                                    Landen NV
Copenhagen, Denmark        Leased   Cambrex Bio Science    Electrophoresis and Chromatography
                                    Copenhagen ApS
Baltimore, MD              Leased   Cambrex Bio Science    Contract Biopharmaceutical Services
                                    Baltimore, Inc.
Hopkinton, MA              Leased   Cambrex Bio Science    Contract Biopharmaceutical Services
                                    Hopkinton, Inc.
Saint-Beauzire, France     Leased   Cambrex Bio Science    Microbial and GMO Detection Kits and BioAssay
                                    Clermont Ferrand SAS   Products
Gaithersburg, MD           Leased   Cambrex Bio Science    Poietics(TM)
                                    Walkersville, Inc.
Salisbury, MD              Leased   Cambrex Bio Science    Endotoxin Detection
                                    Walkersville, Inc.

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

     Most of the Company's products and services are provided from multi-purpose facilities. Each product has a unique requirement for equipment, and occupies such equipment for varying amounts of time. It is generally possible, with proper lead time and customer and regulatory approval (if required), to transfer the manufacturing of a particular product to another facility should capacity constraints dictate.

ITEM 3  LEGAL PROCEEDINGS

     In mid-2004 the USEPA conducted a hazardous waste inspection of the Company's Charles City facility. Thereafter, the USEPA notified the facility of several alleged violations of the hazardous waste laws related to management of hazardous waste and requested additional information related to the alleged violations. The Company responded and provided information which questioned the conclusion that the violations occurred. Nevertheless, the USEPA concluded that several violations existed at the time of the inspection, and on October 3, 2005 issued the facility an order and penalty assessment in the amount of $189. On October 31,

---------------
(dollars in thousands, except share data)

2005 the Company filed a request for a hearing and an informal conference to discuss settlement. Settlement discussions have been on-going as we prepare for the hearing.

     In March 2006, the Company received notice from the United States Environmental Protection Agency ("USEPA") that two former operating subsidiaries are considered potentially responsible parties ("PRPs") at the Berry's Creek Superfund Site, Bergen County, New Jersey. Our operating companies are among many other PRPs that were listed in the notice. Pursuant to the notice the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry's Creek Site. The Company has met with the other PRPs. Both operating companies joined the groups of PRPs and filed a joint response to the USEPA agreeing to jointly negotiate to conduct or fund along with other PRPs an appropriate remedial investigation and feasibility study of the Berry's Creek Site. At this time it is too early to predict the extent of any liabilities, consequently we have not recorded any reserves for this matter.

     See "Environmental and Safety Regulations and Proceedings" under Item 1 and Note #19 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements with respect to various proceedings involving the Company in connection with environmental matters. The Company is party to a number of other proceedings also discussed in Note #19. Management is of the opinion that while the ultimate liability resulting from those proceedings, as well as environmental matters, may have a material effect upon the results of operations in any given year, they will not have a material adverse effect upon the Company's liquidity nor its financial position.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

---------------
(dollars in thousands, except share data)

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock, $.10 par value is listed on the New York Stock Exchange (NYSE) under the symbol CBM. The following table sets forth the closing high and low sales price of the common stock as reported on the NYSE:

2005                                                           HIGH     LOW
----                                                          ------   ------
First Quarter...............................................  $26.22   $20.70
Second Quarter..............................................   21.20    17.51
Third Quarter...............................................   20.96    18.46
Fourth Quarter..............................................   19.41    16.88

2004                                                           HIGH     LOW
----                                                          ------   ------
First Quarter...............................................  $28.10   $24.18
Second Quarter..............................................   27.25    21.64
Third Quarter...............................................   24.69    20.59
Fourth Quarter..............................................   27.10    21.70

     As of April 30, 2006, the Company estimates that there were approximately 2,561 beneficial holders of the outstanding common stock of the Company.

     The quarterly dividend on common stock was $0.03 for 2005 and 2004.

  2005 EQUITY COMPENSATION TABLE

     The following table provides information as of December 31, 2005 with respect to shares of common stock that may be issued under the Company's existing equity compensation plans.

                                                COLUMN (A)             COLUMN (B)             COLUMN (C)
                                           --------------------   --------------------   --------------------
                                                                                         NUMBER OF SECURITIES
                                                                                         REMAINING FOR FUTURE
                                           NUMBER OF SECURITIES                             ISSUANCE UNDER
                                            TO BE ISSUED UPON       WEIGHTED AVERAGE     EQUITY COMPENSATION
                                               EXERCISE OF         EXERCISE PRICE OF       PLANS (EXCLUDING
                                           OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED
PLAN CATEGORY                              WARRANTS AND RIGHTS    WARRANTS AND RIGHTS       IN COLUMN (A))
-------------                              --------------------   --------------------   --------------------
Equity compensation plans approved by
  security holders.......................       3,562,847                $26.08                577,746
Equity compensation plans not approved by
  security holders.......................         458,400                $30.64                 37,434
                                                ---------                                      -------
Total....................................       4,021,247                $26.60                615,180
                                                =========                                      =======

---------------
(dollars in thousands, except share data)

ITEM 6  SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company for each of the years in the five year period ended December 31, 2005 are derived from the audited financial statements. The consolidated financial statements of the Company as of December 31, 2005 and December 31, 2004 and for each of the years in the three year period ended December 31, 2005 and the report of independent registered public accounting firm thereon are included elsewhere in this annual report. On November 10, 2003, the Company completed the sale of the Rutherford Chemicals business. As a result, the businesses comprising the Rutherford Chemicals segment are being reported as a discontinued operation for all periods presented. The data presented below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                        YEARS ENDED DECEMBER 31,
                                         -------------------------------------------------------
                                          2005(1)    2004(2)    2003(3)    2002(4)    2001(5)(6)
                                         ---------   --------   --------   --------   ----------
INCOME DATA:
Gross sales............................  $ 451,986   $439,115   $405,591   $394,430    $356,555
Net revenues...........................    455,097    443,657    410,644    399,066     356,830
Gross profit...........................    161,337    170,740    162,406    177,718     157,972
Selling, general and administrative....    107,610    102,769     95,117     85,762      80,099
Research and development...............     22,331     19,659     17,123     15,794      17,379
Impairment and other charges...........    107,177     48,720     11,342      4,238       2,022
Operating (loss)/profit................    (75,781)      (408)    38,824     71,924      58,472
Interest expense, net..................     10,815     10,950     11,840     11,264      10,602
Other expense/(income), net............         40         73        139      7,890        (323)
(Loss)/income before income taxes......    (86,636)   (11,431)    26,845     52,770      48,193
Provision for taxes....................     23,822     14,461     26,600     12,815      13,205
(Loss)/income from continuing
  operations...........................   (110,458)   (25,892)       245     39,955      34,988
Loss from discontinued operations......         --       (978)   (54,308)    (6,546)     (9,676)
Net (loss)/income......................   (110,458)   (26,870)   (54,063)    33,409      25,312
EARNINGS PER SHARE DATA:
(Loss)/earnings per common share
  (basic):
  (Loss)/income from continuing
     operations........................  $   (4.18)  $  (0.99)  $   0.01   $   1.54    $   1.36
  Loss from discontinued operations....  $      --   $  (0.04)  $  (2.11)  $  (0.25)   $  (0.37)
  Net (loss)/income....................  $   (4.18)  $  (1.03)  $  (2.10)  $   1.29    $   0.99
(Loss)/earnings per common share
  (diluted):
  (Loss)/income from continuing
     operations........................  $   (4.18)  $  (0.99)  $   0.01   $   1.51    $   1.32
  Loss from discontinued operations....  $      --   $  (0.04)  $  (2.08)  $  (0.25)   $  (0.36)
  Net (loss)/income....................  $   (4.18)  $  (1.03)  $  (2.07)  $   1.26    $   0.96
Weighted average common share
  outstanding:
  Basic................................     26,456     26,094     25,775     25,954      25,648
  Diluted..............................     26,456     26,094     26,174     26,520      26,495

---------------
(dollars in thousands, except share data)

                                                        YEARS ENDED DECEMBER 31,
                                         -------------------------------------------------------
                                          2005(1)    2004(2)    2003(3)    2002(4)    2001(5)(6)
                                         ---------   --------   --------   --------   ----------
DIVIDENDS PER COMMON SHARE.............  $    0.12   $   0.12   $   0.12   $   0.12    $   0.12
BALANCE SHEET DATA: (AT END OF PERIOD)
  Working capital......................  $ 137,380   $182,915   $138,458   $154,324    $159,224
  Total assets.........................    612,472    791,985    778,503    835,283     818,375
  Long-term obligations................    186,819    226,187    212,369    267,434     312,524
  Total stockholders' equity...........    243,251    391,316    396,630    410,954     345,098

---------------

(1) Results include pre-tax charges for goodwill impairment of $76,385, long-lived asset impairment charge of $30,792 and a tax benefit related to the long-lived asset impairment of $1,673, recorded within the provision for income taxes in the Biopharma and Human Health segments. Results also include pre-tax charges for executive severance of $4,223 and an increase in an environmental reserve of $1,300 recorded in operating expenses and a tax benefit due to a favorable Swedish court decision of $3,329 and an increase in valuation allowances against domestic deferred tax assets totaling $16,926 within the provision for income taxes.

(2) Results include a pre-tax charge of $48,720 for goodwill impairment related to the Baltimore reporting unit of the Biopharma segment.

(3) Results include a pre-tax charge of $11,342 recorded in operating expenses for the settlement of certain class action lawsuits involving Mylan Laboratories and the establishment of valuation allowances against net domestic deferred tax assets totaling $21,487 within the provision for income taxes.

(4) Results include a pre-tax charge of $4,238 for asset impairment and severance related to the closure of a small manufacturing facility and a $7,344 pre-tax charge for investment impairments recorded in other expense.

(5) Includes the results of Cambrex Bio Science Baltimore, Inc. from the date of acquisition effective June 2001 and the results of Cambrex Bio Science Hopkinton, Inc. from the date of acquisition effective October 2001.

(6) Results include a pre-tax charge of $2,022 related to the closure of a small manufacturing facility and $2,000 for inventory write-offs in the Bioproducts segment.

---------------
(dollars in thousands, except share data)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

     The Company's business consists of three segments -- Bioproducts, Biopharma and Human Health. The Bioproducts segment consists of research products and services and therapeutic applications. The Biopharma segment consists of the Company's biopharmaceutical process development and manufacturing business. The Human Health segment is primarily comprised of active pharmaceutical ingredients derived from organic chemistry and pharmaceutical intermediates.

     During 2005, Cambrex achieved varying levels of success in its business segments. The Bioproducts segment attained an important breakthrough with its third consecutive year of 10% or greater sales growth. The number of Biopharma development projects increased 53% in 2005 but this achievement was overshadowed by the continuing challenge to restore profitability to the business and manage project timing. In the Human Health segment, a record number of new development projects and higher volumes of branded APIs and intermediates were offset by lower volumes and pricing for generic APIs.

     The following significant events occurred during 2005 which affected reported results:

     - A $76,385 goodwill impairment and a $30,792 charge to reduce the carrying value of long-lived assets were recorded in operating expenses and a tax benefit of $1,673 related to the long-lived asset impairment charge was recorded within the provision for income taxes. The goodwill and asset impairments were recorded as the result of lower long-term profitability projections for the Biopharma segment and two small European reporting units in the Human Health segment.

     - A $16,926 valuation allowance recorded within the income tax provision to write down the carrying value of certain U.S. tax assets that had previously been preserved by tax strategies. The valuation allowance results from the Company's recent history of domestic losses and its short-term projections for continued domestic losses.

     - A $4,223 charge recorded within administrative expenses primarily due to the severance agreement with the Company's former CEO.

     - A tax benefit of $3,329 due to a favorable Swedish court decision.

     - An environmental charge of $1,300 for the expected cost of environmental remediation of a former site.

     Sales in 2005 increased 2.9% to $451,986, including a 0.4% unfavorable impact resulting from foreign currency, from $439,115 in 2004 due to higher sales in the Bioproducts and Human Health segments partially offset by lower sales in the Biopharma segment.

     Gross margins in 2005 decreased to 35.7% from 38.9% in 2004 due to lower Bioproducts margins resulting from increased production labor to support current and future activity levels, lower Biopharma margins caused by higher fixed plant costs and adverse product mix and lower Human Health margins due to unfavorable absorption and lower pricing. Foreign currency unfavorably impacted gross margin by 0.1 percentage point in 2005.

     The Company recorded tax expense of $23,822 in 2005 compared to $14,461 in 2004. The tax rate in 2005 was (27.5)% compared to (126.5)% in 2004. The tax rate variations result from valuation allowances recorded in 2005 on the tax benefit from pre-tax losses in the U.S. and Ireland due to the Company's recent history of losses in these jurisdictions. The 2005 tax expense also includes a Swedish tax benefit of $3,329 resulting from a favorable court decision and a benefit from the settlement of interest rate swaps previously deferred in accumulated other comprehensive income of $2,368.

     The Company reported a net loss of $110,458, or $4.18 per diluted share in 2005, compared to a net loss of $26,870, or $1.03 per diluted share, in 2004.

---------------
(dollars in thousands, except share data)

CRITICAL ACCOUNTING POLICIES

     The Company's critical accounting policies are those that require the most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on other various assumptions that are deemed reasonable by management under each applicable circumstance. Actual results or amounts could differ from estimates and the differences could have a material impact on the consolidated financial statements. A discussion of the Company's critical accounting policies, the underlying judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions, is as follows:

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

     Amounts billed in advance are recorded as deferred revenue within accrued liabilities on the balance sheet.

  Asset Valuations and Review for Potential Impairments

     In accordance with FAS 144, our review of long-lived assets, principally fixed assets and other amortizable intangibles, requires us to estimate the undiscounted future cash flows generated from these assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. If undiscounted cash flows are less than carrying value, the long-lived assets are written down to fair value.

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

---------------
(dollars in thousands, except share data)

     The determination of fair value for both FAS 144 and FAS 142 is judgmental in nature and involves the use of significant estimates and assumptions, including projected future cash flows primarily based on operating plans, discount rates, determination of appropriate market comparables and perpetual growth rates. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge.

  Environmental and Litigation Contingencies

     The Company periodically assesses the potential liabilities related to any lawsuits or claims brought against us. See Note #19 in the accompanying financial statements for a discussion of our current environmental and litigation matters, reserves recorded and our position with respect to any related uncertainties. While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that the Company will incur an expense related to a settlement for such matters and whether a reasonable estimation of such probable loss, if any, can be made. If probable and estimable, the Company accrues for the costs of clean-up, settlements and legal fees. If the aggregate amount of the liability and the timing of the payment is fixed or reasonably determinable, the Company discounts the amount to reflect the time value of money. Given the inherent uncertainty related to the eventual outcome of litigation and environmental matters, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions that the Company may have made with respect to their resolution.

  Income Taxes

     The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company's assessment that it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. The Company's valuation allowances primarily relate to net operating loss carryforwards, foreign tax credits, and alternative minimum tax credits in the U.S., where profitability is uncertain and net operating loss carryforwards in certain state and foreign jurisdictions with little or no history of generating taxable income or where future profitability is uncertain.

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

     The discount rate used to measure pension liabilities and costs is selected by projecting cash flows associated with plan obligations which were matched to a yield curve of high quality bonds. The Company then selected the single rate that produces the same present value as if each cash flow were discounted by the corresponding spot rate on the yield curve.

---------------
(dollars in thousands, except share data)

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the selected consolidated financial information as a percentage of gross sales:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                       2005      2004      2003
                                                      ------    ------    ------
Gross sales.......................................    100.0%    100.0%    100.0%
Net revenues......................................    100.7     101.0     101.2
Gross profit......................................     35.7      38.9      40.0
Selling, general and administrative expenses......     23.9      23.4      23.4
Research and development expenses.................      4.9       4.5       4.2
Impairment and other charges......................     23.7      11.1       2.8
Operating (loss)/profit...........................    (16.8)     (0.1)      9.6
Interest expense, net.............................      2.4       2.5       2.9
Provision for income taxes........................      5.3       3.3       6.6
(Loss)/income from continuing operations..........    (24.4)     (5.9)      0.1
Loss on discontinued operations...................       --      (0.2)    (13.4)
Net loss..........................................    (24.4)     (6.1)    (13.3)

     The following tables show the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales for the years ended December 31, 2005, 2004 and 2003, as well as the gross profit by product segment for 2005 and 2004.

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2005        2004        2003
                                                             --------    --------    --------
GROSS SALES
  Bioproducts............................................    $149,498    $136,108    $119,298
  Biopharma..............................................      41,698      43,270      44,128
  Human Health...........................................     260,790     259,737     242,165
                                                             --------    --------    --------
Total Gross Sales........................................    $451,986    $439,115    $405,591
                                                             ========    ========    ========
Total Net Revenues.......................................    $455,097    $443,657    $410,644
                                                             ========    ========    ========
Total Gross Profit.......................................    $161,337    $170,740    $162,406
                                                             ========    ========    ========
GROSS SALES DISTRIBUTION
  Bioproducts............................................        33.1%       31.0%       29.4%
  Biopharma..............................................         9.2         9.9        10.9
  Human Health...........................................        57.7        59.1        59.7
                                                             --------    --------    --------
Total Gross Sales Distribution...........................       100.0%      100.0%      100.0%
                                                             ========    ========    ========

            2005-2004 GROSS SALES & GROSS PROFIT BY PRODUCT SEGMENT

                                                2005                             2004
                                   ------------------------------   ------------------------------
                                    GROSS      GROSS      GROSS      GROSS      GROSS      GROSS
                                    SALES      PROFIT    PROFIT %    SALES      PROFIT    PROFIT %
                                   --------   --------   --------   --------   --------   --------
Bioproducts......................  $149,498   $ 77,908     52.1%    $136,108   $ 74,930     55.1%
Biopharma........................    41,698     (3,811)    (9.1)      43,270      4,880     11.3
Human Health.....................   260,790     87,240     33.5      259,737     90,930     35.0
                                   --------   --------              --------   --------
Total............................  $451,986   $161,337     35.7%    $439,115   $170,740     38.9%
                                   ========   ========              ========   ========

---------------
(dollars in thousands, except share data)

  2005 COMPARED TO 2004

     Gross sales for 2005 increased 2.9% to $451,986 from $439,115 in 2004. Sales in the Bioproducts and Human Health segments increased compared to 2004, more than offsetting the decrease in the Biopharma segment. Gross sales were unfavorably impacted 0.4% due to exchange rates reflecting strength in the U.S. dollar primarily versus the Euro and Swedish krona.

     Gross profit in 2005 was $161,337 compared to $170,740 in 2004. Gross margin in 2005 decreased to 35.7% from 38.9% in 2004, reflecting lower margins in all segments.

     The following table shows gross sales by geographic area for the years ended December 31, 2005 and 2004:

                                                                2005       2004
                                                              --------   --------
North America...............................................  $204,421   $213,668
Europe......................................................   219,728    198,540
Asia........................................................    18,927     17,723
Other.......................................................     8,910      9,184
                                                              --------   --------
Total.......................................................  $451,986   $439,115
                                                              ========   ========

     The Bioproducts Segment gross sales in 2005 of $149,498 were $13,390 or 9.8% above 2004. Bioproducts sales were unfavorably impacted 0.1% due to exchange rates reflecting a stronger U.S. dollar. The increased sales, before the impact of foreign currency, are primarily due to higher sales in both the research products and therapeutics applications categories including cell biology, cell therapy, rapid microbial detection, testing services, serum, media and assays due to stronger demand, higher pricing and the addition of new customers.

     Bioproducts gross margins decreased to 52.1% in 2005 from 55.1% in 2004 due primarily to increased production labor to support current and future activity levels and higher utilities partially offset by higher sales volume and increased pricing in most product categories.

     The Biopharma Segment gross sales in 2005 of $41,698 were $1,572 or 3.6% below 2004 reflecting lower suite and process development revenues partially offset by higher reimbursed materials and labor fees. Foreign currency had no impact on Biopharma sales.

     Biopharma gross margins decreased to (9.1%) in 2005 from 11.3% in 2004 due primarily to a higher percentage of revenues from reimbursed materials which have virtually no profit margin, lower revenues and higher production costs.

     The Human Health Segment gross sales in 2005 of $260,790 increased $1,053 or 0.4% above 2004. Human Health sales were unfavorably impacted 0.7% due to exchange rates reflecting a stronger U.S. dollar. The increase in sales is due mainly to stronger demand of a gastrointestinal API, nicotine polacrilex resin (used in smoking cessation products), a pharmaceutical intermediate used for end-stage kidney treatment and higher sales of a diuretic API. These sales were partially offset by lower sales of certain central nervous system and cardiovascular APIs due to increasing competition resulting in lower volumes sold and lower sales of a gastrointestinal API and crop additive.

     Human Health gross margins decreased to 33.5% in 2005 from 35.0% in 2004 due primarily to higher production costs, lower pricing on certain APIs, and unfavorable impact of foreign currency partially offset by favorable product mix and increased sales volume.

     Selling, general and administrative expenses of $107,610 or 23.9% of gross sales in 2005 increased from $102,769 or 23.4% in 2004. Sales and marketing expenses increased primarily due to additional sales and marketing personnel within the Bioproducts segment. Higher administrative costs are primarily due to executive severance, increased personnel and higher environmental costs related to a former site, partially offset by lower valuation of stock appreciation rights and legal expenses.

---------------
(dollars in thousands, except share data)

     Research and development expenses of $22,331 were 4.9% of gross sales in 2005, compared to $19,659 or 4.5% of gross sales in 2004. The increase primarily reflects investments in new product technologies for pathogen testing and higher custom development costs.

     During the fourth quarter of 2005 the Company performed an impairment assessment of long-lived assets, which includes amortizable intangible assets as well as property, plant and equipment. As a result of lower long-term profitability projections, the Company determined that the sum of the undiscounted expected future operating cash flows were less than the carrying value of the related assets. The Company recorded an impairment charge for long-lived assets in the fourth quarter of $14,433 in the Biopharma segment and $16,359 in the Human Health segment to write-down these assets to their fair value as determined primarily based on appraisals. During the performance of the annual goodwill impairment test in the fourth quarter of 2005, the Company determined that the goodwill of four reporting units was impaired utilizing the steps as outlined in Critical Accounting Policies, "Asset Valuation and Review for Potential Impairment." The goodwill impairment charge recorded in the fourth quarter of 2005 was $67,950 in the Biopharma segment and $8,435 in the Human Health segment. The goodwill impairment charge is primarily due to lower long term profitability projections due to current market factors. In the third quarter of 2004, the Company recorded an impairment charge of $48,720 to reduce the carrying value of goodwill in the Biopharma segment.

     Operating loss in 2005 was $75,781 compared to $408 in 2004. The results reflect lower gross margins in all segments and higher operating expenses. In addition to the impairment charges, 2005 results include a charge for executive severance of $4,223 and a $1,300 charge for an environmental remediation reserve at a former site. The 2004 results include the $48,720 charge for the goodwill impairment discussed above, $2,863 of income due to early termination of a Bioproducts customer contract and an unrelated $1,000 charge associated with the reorganization and related workforce reduction at a European facility.

     Net interest expense of $10,815 in 2005 decreased $135 from 2004. Average debt balance, year over year, was slightly lower in 2005, while the average interest rate was 5.5% in 2005 and 2004.

     The Company recorded tax expense of $23,822 in 2005 compared to $14,461 in 2004. The tax expense for 2005 includes a $16,926 valuation allowance to write down the carrying value of certain U.S. tax assets that had been previously preserved by tax strategies. This valuation allowance results from the Company's recent history of domestic losses and its short-term projections for continued domestic losses. Since 2003, the Company has maintained a full valuation allowance on the tax benefits arising from domestic pre-tax losses. The Company has recorded a valuation allowance of $120,022 on certain foreign and domestic net deferred tax assets as of December 31, 2005. The majority of the 2004 tax expense represents taxes on international profits.

     The Company will continue to record a full valuation allowance on its domestic net deferred tax assets and indefinite lived intangibles until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 10 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

     Loss from continuing operations in 2005 was $110,458, or $4.18 per diluted share, versus $25,892, or $0.99 per diluted share in 2004.

  2004 COMPARED TO 2003

     Gross sales for 2004 increased 8.3% to $439,115 from $405,591 in 2003. Sales in the Bioproducts and Human Health segments increased compared to 2003 more than offsetting the decrease in the Biopharma

---------------
(dollars in thousands, except share data) segment. Gross sales were favorably impacted 4.5% due to the exchange rates reflecting the weakness in the U.S. dollar primarily versus the Euro and Swedish krona.

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

     Selling, general and administrative expenses of $102,769 or 23.4% as a percentage of gross sales in 2004 increased from $95,117 or 23.4% in 2003. Sales and marketing expenses increased primarily due to additional

---------------
(dollars in thousands, except share data) sales and marketing personnel in our Human Health and Bioproducts segments and the impact of foreign currency exchange. Higher administrative costs are primarily due to the impact of currency translation due to the weaker U.S. dollar, regulatory compliance costs associated with the Sarbanes-Oxley Act and higher information technology, legal and environmental costs, partially offset by lower medical claims, the vesting of stock appreciation rights in the fourth quarter 2003 and lower pension expense.

     Research and development expenses of $19,659 were 4.5% of gross sales in 2004, compared to $17,123 or 4.2% of gross sales in 2003. The increase primarily reflects investments in new product technologies for pathogen testing, higher custom development costs and the impact of foreign currency exchange partially offset by decreased spending for endotoxin detection technologies.

     The 2004 results include the $48,720 charge for the goodwill impairment discussed above, $2,863 of income due to early termination of a Bioproducts customer contract and an unrelated $1,000 charge associated with the reorganization and related workforce reduction at a European facility.

     The 2003 results include a charge of $11,342 (discounted to the present value of the five year pay-out) related to an agreement reached with Mylan Laboratories under which Cambrex will contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. In exchange, Cambrex received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by the purchasers, as well as potential future claims related to this matter.

     The operating loss in 2004 was $408 compared to income of $38,824 in 2003. The results reflect lower gross margins in the Biopharma and Human Health segments partially offset by higher margins in the Bioproducts segment, the $48,720 charge for the goodwill impairment discussed above and higher operating expenses. The 2003 operating profit includes the $11,342 charge for the Mylan settlement discussed above.

     Net interest expense of $10,950 in 2004 decreased $890 from 2003. The 2004 net interest expense was reduced by interest income accrued on an income tax refund, while in 2003 interest expense also included a write off of deferred charges in 2003 associated with the 364-day renewable senior revolving credit facility that was not renewed. Average debt balance, year over year, was virtually unchanged, while the average interest rate, net of the items discussed above, was 5.5% in 2004 versus 4.8% in 2003. The higher average rate in 2004 was due to the full year impact of $100 million of privately placed long-term debt, which carries a fixed rate that is currently higher than the Company's revolving credit facility and the impact of slightly higher variable interest rates on the revolver.

     The Company recorded tax expense of $14,461 in 2004 compared to $26,600 in 2003. During 2003, the Company concluded that $21,487 of domestic deferred tax assets were deemed unlikely to be realized, and as such, valuation allowances for this amount were recorded against these assets. Since that time, the Company has maintained a full valuation allowance on any domestic net deferred tax assets created since 2003 and as such no tax benefit has been recognized for domestic pre-tax losses. Accordingly, for the year ended December 31, 2004 a valuation allowance of $24,047 was recorded against the Company's domestic net deferred tax assets, including amounts related to the goodwill impairment charge. The majority of the 2004 tax expense represents taxes on international profits.

     The loss from continuing operations in 2004 was $25,892, or $0.99 per diluted share versus income of $245, or $0.01 per diluted share in 2003. The 2004 loss from continuing operations includes a goodwill impairment charge of $48,720 discussed above. The 2003 income from continuing operations includes a charge of approximately $21,487 for the deferred tax valuation allowance and an $11,342 charge for the Mylan settlement both discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     During 2005 cash and cash equivalents on hand decreased $45,600 to $45,932. The stronger U.S. dollar negatively impacted the translated cash balances by $9,861. During 2005, the Company generated cash flows from operations totaling $42,435, a decrease of $6,298 versus the same period a year ago. The decrease in cash
---------------
(dollars in thousands, except share data) flows generated from operations in 2005 versus 2004 is due primarily to a decrease in net income, excluding the impairment and tax valuation allowance charges recorded against certain deferred tax assets, an increase in inventories resulting from increased production based on forecasted requirements and an increase in accounts receivable due to higher sales volume in the fourth quarter of 2005 versus the fourth quarter of 2004. These decreases were partially offset by the timing of foreign tax payments and of payments made to Rutherford Chemicals in 2004.

     Capital expenditures from continuing operations were $40,307 in 2005 as compared to $39,480 in 2004. Part of the funds in 2005 were used for capital improvements to existing facilities, a new warehouse and purification lab at a Human Health facility, cell therapy manufacturing capabilities at a Bioproducts facility and suite improvements at Biopharma manufacturing plants. In 2004, the funds were primarily used for suite improvements at a Biopharma manufacturing plant, cell therapy manufacturing capabilities, upgrades to powder media facilities and a large scale media preparation suite at our Bioproducts facilities and new research and development labs at a Human Health facility.

     During 2005, the Company repatriated approximately $92,000 as a dividend from its foreign subsidiaries pursuant to the American Jobs Creation Act of 2004, approximately $36,000 of which was from proceeds of a European-based loan, and the balance from foreign subsidiary cash on hand. The Company used the repatriated cash primarily to pay down domestic debt.

     Cash flows used in financing activities in 2005 of $38,535 include a net reduction of debt of $39,210 and dividends paid of $3,176 partially offset by proceeds from stock options exercised of $3,906. In 2004 the Company increased borrowings by $13,510, generated proceeds from the exercise of stock options of $6,284 and paid dividends of $3,113.

     In October 2005, the Company entered into a $277,500 five-year Syndicated Senior Revolving Credit Facility ("5-Year Agreement"), which expires in October 2010.

     The 5-Year Agreement allows the Company to choose among various interest rate options and to specify the portion of the borrowing to be covered by specific interest rates. Under the 5-Year Agreement the interest rate options available to the Company are the following: (i) LIBOR plus an applicable margin that ranges from .475% to .85%, (ii) higher of U.S. Prime Rate or Federal Funds Rate plus .5% or (iii) Money Market rate as quoted by the Administrative Agent of the Agreement. The applicable margin is based upon the ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") (as defined in the 5-Year Agreement, "Leverage Rates"). The Company also pays a facility fee between .15% to .275% on the entire credit facility which is based upon the leverage ratio. The 5-Year Agreement is subject to financial covenants requiring the Company to maintain certain levels of interest coverage ratio, leverage ratios and limitations on indebtedness. The Company complied with all covenants in this 5-Year Agreement during 2005. The Company is required to provide audited financial statements to its lenders under the 5-Year Agreement within 100 days after its fiscal year-end. The Company has received a waiver from its lenders through June 9, 2006 relating to this requirement for the year ended December 31, 2005.

     The 5-Year Agreement is collateralized by dividend and distribution rights associated with a pledge of a portion of stock that the Company owns in a foreign holding company. This foreign holding company owns a majority of the Company's non-U.S. operating subsidiaries.

     As of December 31, 2005, there was $81,943 outstanding and $195,557 undrawn under the 5-Year Agreement. Of the undrawn amount, $106,358 was available to be borrowed as of December 31, 2005 due to limits established in the 5-Year Agreement.

     As of December 31, 2005, the Company had outstanding two Senior notes, a $75,000 7-year note due in June 2010 with a rate of 5.31%, and a $25,000 10-year note due in October 2013 with an annual rate of 7.05%. These Senior notes ranked equal with the Company's 5-Year Agreement. On January 27, 2006, the Company elected to prepay these Senior notes with funds provided by borrowing under the 5-Year Agreement. An expense of $5,272 will be recorded during the first quarter of 2006 related to a make whole payment of $4,809
---------------
(dollars in thousands, except share data) paid to the Senior note holders concurrent with the January 27, 2006 payment, and the related acceleration of $463 of unamortized origination fees. The undrawn amount under the 5-Year Agreement was $95,643 as of January 27, 2006, of which the entire amount was available to be borrowed at that time.

     The 2005 and 2004 weighted average interest rate for long-term bank debt was 5.5%.

  CONTRACTUAL OBLIGATIONS

     At December 31, 2005, our contractual obligations with initial or remaining terms in excess of one year were as follows:

                        TOTAL       2006       2007       2008       2009       2010+
                       --------    -------    -------    -------    -------    --------
Long Term Debt,
  including Capital
  Leases.............  $188,290    $ 1,471    $ 1,731    $ 1,502    $ 1,595    $181,991
Interest on Debt*....    49,581     10,630     10,519     10,519     10,472       7,441
Operating Leases.....    23,072      4,607      4,418      3,917      3,630       6,500
Purchase
  Obligations........    13,417      7,590      1,857      1,015        985       1,970
Mylan Settlement.....     4,800      1,600      1,600      1,600         --          --
                       --------    -------    -------    -------    -------    --------
Contractual Cash
  Obligations........  $279,160    $25,898    $20,125    $18,553    $16,682    $197,902
                       ========    =======    =======    =======    =======    ========

---------------

* Amounts include fixed interest under Senior Notes which was refinanced in January 2006 under the 5-Year Agreement at a variable rate.

     See Notes #9, #10 and #18 for additional information regarding our debt and other commitments.

     Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements. A key to our access to liquidity is the maintenance of our long-term credit ratings and ability to meet debt covenants to maintain certain levels of an interest coverage ratio and leverage ratio. The Company met all covenants related to the 5-Year Agreement during 2005. Any events that change the status of our ability to meet debt covenants or maintain our credit ratings could adversely impact our ability to fund operations.

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

  Currency Risk Management

     The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by international operations which are primarily denominated in the U.S. dollar, Euro, Swedish krona and British pound sterling. The Company currently uses foreign currency exchange forward contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The notional amount of these contracts as of December 31, 2005 was $16,741. Unrealized foreign exchange contract losses do not subject the Company's actual results to risk as gains or losses on these contracts are undertaken to offset gains or losses on the transactions that are hedged.
---------------
(dollars in thousands, except share data)

     With respect to the contracts outstanding at December 31, 2005, a 10% fluctuation of the local currency over a one-year period would cause $1,690 pre-tax earnings to be at risk. This is based on the notional amount of the contracts, adjusted for unrealized gains and losses, of $16,906. These calculations do not include the impact of exchange gains or losses on the underlying positions that would offset the gains and losses of the derivative instruments.

  Interest Rate Management

     As of December 31, 2005, the Company had $100,000 in fixed interest borrowings (privately placed Notes) and the rest of its borrowings of $81,943 were based on short-term variable interest rates in the new 5-Year Agreement.

     With the repayment of the privately placed Notes in January 2006, the Company's entire bank debt is based on short-term interest rates in the 5-Year Agreement.

CONTINGENCIES

     The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. The Company continually assesses all known facts and circumstances as they pertain to all legal and environmental matters and evaluates the need for reserves and disclosures as deemed necessary based on these facts and circumstances and as such facts and circumstances develop.

  Environmental

     In connection with laws and regulations pertaining to the protection of the environment, the Company and/or its subsidiaries is a party to several environmental proceedings and remediation investigations and cleanups and, along with other companies, has been named a potentially responsible party for certain waste disposal sites ("Superfund sites"). Additionally, as discussed in the "Sale of Rutherford Chemicals" section of this Note, the Company has retained the liability for certain environmental proceedings, associated with the Rutherford Chemicals business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The resolution of such matters often spans several years and frequently involves regulatory oversight or adjudication. Additionally, many remediation requirements are not fixed and are likely to be affected by future technological, site, and regulatory developments. Consequently, the ultimate extent of liabilities with respect to such matters, as well as the timing of cash disbursements cannot be determined with certainty.

     In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $6,413 and $6,247 at December 31, 2005 and December 31, 2004, respectively. The increase in the accrual is primarily due to estimated remediation costs at the Clifton site (see below) based on information developed during the third quarter of 2005 of $1,300 offset by a decrease in a reserve at an international site of $207, currency fluctuation of $581 and payments of $413. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of what it believes are the probable and estimable costs associated with environmental proceedings including amounts for legal and investigation fees where remediation costs may not be estimable at the reporting date.

     As a result of the sale of the Bayonne, New Jersey facility (see "Sale of Rutherford Chemicals" section of this Note), an obligation to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act was triggered and the Company has retained the responsibility for such obligation. The Company completed a Preliminary Assessment of the site and submitted the preliminary assessment to the New Jersey Department of Environmental Protection ("NJDEP"). The preliminary assessment identified potential areas of concern based on historical operations and sampling of such areas
---------------
(dollars in thousands, except share data) commenced. The Company has completed a second phase of sampling and determined that a third phase of sampling is necessary to determine the extent of contamination and any necessary remediation. The results of the completed and proposed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs, if required. The Company submitted its plan for the third phase of sampling to the NJDEP during the fourth quarter. The sampling will commence in the next few months.

     In March 2000, the Company completed the acquisition of the Cambrex Profarmaco Landen facility in Belgium. At the time of acquisition, Cambrex was aware of certain site contamination and recorded a reserve for the estimated costs of remediation. This property has been the subject of an extensive on-going environmental investigation. The investigation has been completed and the Company concluded that no change to the reserve was necessary based on the information developed through the investigation. The health risk assessment related to the site contamination is on-going, and is expected to be completed in the near future, and the results of such assessment may affect the reserves.

     The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. Prior to the acquisition by the Company, the operations were moved to another location and thereafter Cambrex purchased the business. In 1997, Cosan entered into an Administrative Consent Order with the NJDEP. Under the Administrative Consent Order, Cosan is required to complete an investigation of the extent of the contamination related to the Clifton site and conduct remediation as may be necessary. During the third quarter 2005, the Company completed the investigation related to the Clifton site, which extends to adjacent properties. The results of the investigation caused the Company to increase its related reserves by $1,300. The Company submitted the results of the investigation and proposed remedial action plan to the NJDEP. The increase in the reserves is based on the proposed remedial action plan. In February 2005, the New Jersey Federal District Court ruled that a lawsuit claiming property damages against Cosan by the owners of contaminated property adjacent to the Clifton location could be placed on the active calendar. Discovery in this matter is ongoing. The outcome of this matter could also affect the reserves.

     In mid-2004 the USEPA conducted a hazardous waste inspection of the Company's Charles City facility. Thereafter, the USEPA notified the facility of several alleged violations of the hazardous waste laws related to management of hazardous waste and requested additional information related to the alleged violations. The Company responded and provided information which questioned the conclusion that the violations occurred. Nevertheless, the USEPA concluded that several violations existed at the time of the inspection, and on October 3, 2005 issued the facility an order and penalty assessment in the amount of $189. On October 31, 2005 the Company filed a request for a hearing and an informal conference to discuss settlement. Settlement discussions have been on-going as we prepare for the hearing.

     In March 2006, the Company received notice from the United States Environmental Protection Agency ("USEPA") that two former operating subsidiaries are considered potentially responsible parties ("PRPs") at the Berry's Creek Superfund Site, Bergen County, New Jersey. Our operating companies are among many other PRPs that were listed in the notice. Pursuant to the notice the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry's Creek Site. The Company has met with the other PRPs. Both operating companies joined the groups of PRPs and filed a joint response to the USEPA agreeing to jointly negotiate to conduct or fund along with other PRPs an appropriate remedial investigation and feasibility study of the Berry's Creek Site. At this time it is too early to predict the extent of any liabilities, consequently we have not recorded any reserves for this matter.

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

---------------
(dollars in thousands, except share data)

LITIGATION AND OTHER MATTERS

  Mylan Laboratories

     In 1998 the Company and its subsidiary Profarmaco S.r.l. (currently known as Cambrex Profarmaco Milano S.r.l.") ("Profarmaco") were named as defendants (along with Mylan Laboratories, Inc. ("Mylan") and Gyma Laboratories of America, Inc., Profarmaco's distributor in the United States) in a proceeding instituted by the Federal Trade Commission ("FTC") in the United States District Court for the District of Columbia (the "District Court"). Suits were also commenced by several State Attorneys General. The suits alleged violations of the Federal Trade Commission Act arising from exclusive license agreements between Profarmaco and Mylan covering two APIs. The FTC and Attorneys' General suits were settled in February 2001, with Mylan (on its own behalf and on behalf of Profarmaco and Cambrex) agreeing to pay over $140,000 and with Mylan, Profarmaco and Cambrex agreeing to monitor certain future conduct.

     The same parties including the Company and Profarmaco have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of the APIs in generic form, making allegations similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

     In April 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. In accordance with the agreement $7,615 has been paid through December 31, 2005, with the remaining $4,800 to be paid over the next three years. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. As of December 31, 2005 the outstanding balance for this liability was $4,520.

  Vitamin B-3

     In May 1998, the Company's subsidiary, Nepera, which formerly operated the Harriman facility and manufactured and sold niacinamide (Vitamin B-3), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. In 2000, Nepera reached agreement with the Government as to its alleged role in Vitamin B-3 violations from 1992 to 1995. The Canadian government claimed similar violations. All government suits in the U.S. and Canada have now been concluded.

     Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3. The actions seek injunctive relief and unspecified but substantial damages. All cases have been settled within established reserve amounts. Settlement documents will be finalized and payments will be made during the next several months. The balance of the reserves recorded within accrued liabilities related to this matter was $1,627 as of December 31, 2005.

     Litigation in the United States under the U.S. antitrust laws was commenced some years ago by a group of European purchasers. On motion by the Vitamin B-3 defendants, the District Court dismissed the litigation under the long-standing rule that foreign purchasers cannot sue in U.S. courts under U.S. antitrust statutes. Thereafter, the Federal Circuit Court for the District of Columbia reversed the District Court's decision. The Vitamin B-3 defendants, supported by the U.S. Department of Justice, appealed to the United States Supreme Court and oral arguments were heard on April 29, 2004. In June 2004, the United States Supreme Court ruled that foreign purchasers could not sue in U.S. courts under U.S. antitrust statutes if the conduct at issue resulted in purely foreign harm. However, the Court left open potential claims where foreign injuries suffered by foreign plaintiffs were dependent upon domestic harm resulting from conduct that violates the U.S. antitrust laws and remanded the matter to the Circuit Court for further proceedings. In June 2005, the

---------------
(dollars in thousands, except share data)

District Court's finding against the plaintiffs was affirmed and the matter dismissed. During the fourth quarter 2005, the United States Supreme Court dismissed plaintiff's final appeal. This matter can be considered concluded.

  Sale of Rutherford Chemicals

     The Company completed the sale of its Rutherford Chemicals business in November 2003. Under the agreement for the sale ("Purchase Agreement"), the Company provided standard representations and warranties and included various covenants concerning the business, operations, liabilities and financial condition of the Rutherford Chemicals business ("Rutherford Business"). Most of such representations and warranties survived for a period of thirty days after the preparation of the audited financial statements for year-end 2004 by the purchasers of the Rutherford Business ("Buyers"). Therefore, claims for breaches of such representations would have to be brought during that time frame. Certain specified representations, warranties and covenants, such as those relating to employee benefit matters and certain environmental matters, survive for longer periods and claims under such representations, warranties and covenants could be brought during such longer periods. Under the Purchase Agreement, the Company has indemnified the Buyer for breaches of representations, warranties and covenants. Indemnifications for certain but not all representations and warranties are subject to a deductible of $750 and a cap at 25 percent of the purchase price.

     Under the Purchase Agreement, the Company has retained the liabilities associated with existing general litigation matters related to Rutherford Chemicals, including the Vitamin B-3 matter as stated above. With respect to certain pre-closing environmental matters, the Company retains the responsibility for: (i) certain existing matters including violations, environmental testing for the New York facility incinerator and off-site liabilities; and (ii) completing the on-going remediation at the New York facility. Further, as a result of the sale of the Bayonne, New Jersey facility within Rutherford Chemicals, and as discussed in the Environmental Section above, the obligation to investigate site conditions and conduct required remediation under the provisions of the New Jersey Industrial Site Recovery Act was triggered; and the Company has retained the responsibility for completion of any such investigation and remediation. With respect to all other pre-closing environmental liabilities, whether known or unknown, the Buyer is responsible for the management of potential future matters; however, the Buyer and the Company may share the costs of associated remediation with respect to such potential future matters, subject to certain limitations defined in the agreement for sale. The Company has accrued for exposures which are deemed probable and estimable.

     In March 2005, the Company received a claim from the Buyers claiming breach of certain representations, warranties and covenants contained in the Purchase Agreement. In April 2005 the Company responded rejecting the claim. Thereafter, the Buyers submitted an amended claim. The amended claim alleges breaches of representations, warranties and covenants covering each of the five operating sites sold pursuant to the Purchase Agreement and are related primarily to facility structures, utilities and equipment and alleges damages of $26,407. To the extent the alleged damages arise from breaches of representations and warranties, the claim would be subject to a cap of between approximately $14,000 and $16,250, depending on whether certain contingent payments are made, and is subject to the deductible of $750 which is the responsibility of the Buyers. In May 2005, the Company responded to the Buyers and rejected the claim entirely. Management currently believes that the foregoing claims are without merit and will vigorously defend against the claim. As such, the Company has no reserves related to this matter.

     In September 2005, the Company received a request for indemnity ("September Notice") from the Buyers related to an arbitration claim filed by a Rutherford Business customer ("Customer"). The arbitration claim arises from a claimed breach of a supply agreement that was assigned to and assumed by the Buyers pursuant to the Purchase Agreement. Thereafter, the Company was also served with an arbitration claim by the Customer related to the same matter. In the arbitration claim, the Customer claims $30,000 in damages arising from Buyers' breach of the supply agreement. The Buyers claim that the September Notice amends the earlier claims that they filed in March and April 2005, as discussed above, and that the Customer's claimed breach of the supply agreement should be treated as part of a breach of a representation, warranty or
---------------
(dollars in thousands, except share data) covenant set forth in the earlier notices. The supply agreement was assigned to and assumed by the Buyers, and the Company has now been dismissed from the Customer's arbitration claim. In October 2005, the Company rejected the Buyers' claim for indemnity under the September Notice in its entirety.

     In October 2005, the Company received a notice from the Buyers ("October Notice") that summarized the claims previously received in March and April 2005, and included the Buyers' response to the Company's April and May rejection of the earlier notices. The October Notice also set forth additional claims for environmental matters related to the Rutherford Business that relate to environmental matters at each of the five operating sites sold pursuant to the Purchase Agreement. In December 2005 the Buyers added two additional environmental claims related to the former operating sites ("December Notices"). The Company has now responded to the October and December Notices disputing the environmental claims on various grounds, including that the Company believes most claims relate to Buyers' obligations under the Purchase Agreement. The Company also requested additional information because some environmental claims may be covered by sections of the Purchase Agreement where the parties share liability concerning environmental matters (see above). Management continues its evaluation of the Buyers' information and is in discussions concerning resolution of the claims.

     In April 2006, the Company and its Seller subsidiaries received a summons and complaint (the Complaint) from the Buyers, which was filed in the Supreme Court of the State of New York, County of New York. The Complaint seeks indemnification, declaratory and injunctive relief for alleged (i) breaches of presentations, warranties and covenants covering each of the former operating sites related to facility structures, utilities and equipment included in the March, April and October Notices mentioned above and the allegedly related breach of the Customer Supply Agreement arising from a breach of warranty at the Harriman facility included in September Notice mentioned above (collectively Equipment Matters); and (ii) claims related to environmental matters at each of the five operating locations, most of which related to the former Harriman location included in the October Notice and December Notices mentioned above (collectively Environmental Matters).

     The Company continues its evaluation of Buyers' allegations and intends to defend itself against these claims vigorously. The Company continues to believe that the Equipment Matters are without merit. Further, the Company continues to believe that based on current information the majority of the claims are either Buyers' responsibility or without merit and the remaining are otherwise not reasonably estimable at this time. As such the Company has recorded no reserves for this matter.

  Class Action Matter

     In October 2003, the Company was notified of a securities class action lawsuit filed against Cambrex and five former and current Company officers. Five class action suits were filed with the New Jersey Federal District Court ("the Court"). In January 2004, the Court consolidated the cases, designated the lead plaintiff and selected counsel to represent the class. An amended complaint was filed in March 2004. The lawsuit has been brought as a class action in the names of purchasers of the Company's common stock from October 21, 1998 through July 25, 2003. The complaint alleges that the Company failed to disclose in timely fashion the January 2003 accounting restatement and subsequent SEC investigation, as well as the loss of a significant contract at the Baltimore facility.

     The Company filed a Motion to Dismiss in May 2004. Thereafter the plaintiff filed a reply brief. In October 2005, the Court denied the Company's Motion to Dismiss against the Company and two current Company officers. The Company has reached its deductible under its insurance policy and further costs, expenses and any settlement is expected to be paid by the Company's insurers. The Company continues to believe that the complaints are without merit and will vigorously defend against them. As such, the Company has recorded no reserves related to this matter.

---------------
(dollars in thousands, except share data)

  Securities and Exchange Commission

     The SEC is currently conducting an investigation into the Company's inter-company accounting procedures from the period 1997 through 2001. The investigation began in the first half of 2003 after the Company voluntarily disclosed certain matters related to inter-company accounts for the five-year period ending December 31, 2001 that resulted in the restatement of the Company's financial statements for those years. To the Company's knowledge, the investigation is limited to this inter-company accounting matter, and the Company does not expect further revisions to its historical financial statements relating to these issues. The Company is fully cooperating with the SEC.

  Baltimore Litigation

     In 2001, the Company acquired the biopharmaceutical manufacturing business in Baltimore. The sellers filed suit against the Company alleging that the Company made false representations during the negotiations on which the sellers relied in deciding to sell the business and that the Company breached its obligation to pay additional consideration as provided in the purchase agreement which was contingent on the performance of the purchased business. Management believes the matter to be without merit and has been vigorously defending the suit.

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

     The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of December 31, 2005.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

  Inventory Costs

     In November 2004, the Financial Accounting Standards Board ("FASB") published FAS 151 "Inventory Costs -- an amendment of ARB No. 43, Chapter 4". FAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight,
---------------
(dollars in thousands, except share data) handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criteria of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facility. This Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has reviewed FAS 151 and determined its impact will not have a material effect on the Company's financial position or results of operations.

  Share-Based Payment

     In December 2004, the FASB published FAS 123(R) (revised 2004) "Share-Based Payment". FAS 123(R) supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. This Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in FAS 123 as originally issued. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. During 2005 all unvested options outstanding as well as all options granted during 2005 were fully vested by the Compensation Committee of the Board of Directors. This represents approximately 2,650,000 options which resulted in the acceleration of pro forma compensation expense of $12,711. The purpose of the accelerated vesting was to eliminate compensation expense in the income statement that the Company would otherwise have recorded with respect to these accelerated options subsequent to the January 1, 2006 effective date of FAS 123(R). The Company adopted FAS 123(R) on January 1, 2006 and as a result of the accelerated vesting of options as discussed in Note #2, the impact was not material.

  Conditional Asset Retirement Obligations

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). This Statement clarifies the meaning of the term "conditional asset retirement" as used in FAS 143, "Accounting for Asset Retirement Obligations" and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 requires the accelerated recognition of certain asset retirement obligations when the fair value of such obligation can be estimated. FIN 47 became effective for the Company in the fourth quarter of 2005. The adoption of FIN 47 did not have a material effect on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

     This document may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under The Securities Exchange Act of 1934, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities. These statements may be identified by the fact that they use words such as "expects," "anticipates," "intends," "estimates," "believes" or similar expressions in connection with any discussion of future financial and operating performance. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-K. The forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including, but not limited to, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and/or regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, changes in foreign exchange rates, performance of minority investments, uncollectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the possibility that the value of the acquisition of PermaDerm cultured skin may not be realized or that our plans to obtain a Humanitarian Device

---------------
(dollars in thousands, except share data)

Exemption, completion of clinical trials and commercialization of PermaDerm cultured skin in the United States may not be successful, and the Company's ability to receive regulatory approvals for its products, and the risks and other factors described under the caption "Risk Factors That May Affect Future Results" in this Form 10-K. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required in this section can be found in the "Market Risks" section of Item 7 on page 33 of this Form 10-K.

---------------
(dollars in thousands, except share data)

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

                                                                PAGE NUMBER
                                                              (IN THIS REPORT)
                                                              ----------------
Report of Independent Registered Public Accounting Firm.....         43
Consolidated Balance Sheets as of December 31, 2005 and
  2004......................................................         45
Consolidated Income Statements for the Years Ended December
  31, 2005, 2004 and 2003...................................         46
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2005, 2004 and 2003..............         47
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2005, 2004 and 2003..........................         48
Notes to Consolidated Financial Statements..................         49

     The consolidated financial statements and financial statement schedule are filed pursuant to Item 15 of this report.

---------------
(dollars in thousands, except share data)

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cambrex Corporation

     We have completed integrated audits of Cambrex Corporation's 2005 and 2004 and consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of Cambrex Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

     Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Cambrex Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because the Company did not maintain effective controls over the accounting for income taxes based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of December 31, 2005, the Company did not maintain effective controls over the accounting for income taxes. Specifically, the Company did not have a sufficient level of experienced personnel to enable the Company to properly consider and apply generally accepted accounting principles to the accounting for income taxes. Additionally, the Company did not maintain effective controls to determine the completeness and accuracy of the components of the income tax provision calculations and the related deferred income taxes and income taxes payable, including the monitoring of the differences between the tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred tax balances. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of other comprehensive income, income taxes payable, deferred income taxes assets and liabilities and the related income tax provision that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

     This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

     In our opinion, management's assessment that Cambrex Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Cambrex Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal
Control -- Integrated Framework issued by the COSO.

/s/ PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
May 26, 2006

                      CAMBREX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 45,932   $ 91,532
  Trade receivables, less allowances of $2,767 and $2,304 at
     respective dates.......................................    74,425     68,370
  Inventories, net..........................................    93,617     91,039
  Prepaid expenses and other current assets.................    15,552     23,430
                                                              --------   --------
          Total current assets..............................   229,526    274,371
Property, plant and equipment, net..........................   229,410    280,790
Goodwill....................................................    96,368    176,275
Other intangible assets, net................................    51,183     54,381
Other assets................................................     5,985      6,168
                                                              --------   --------
          Total assets......................................  $612,472   $791,985
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 38,813   $ 38,552
  Accrued expense and other current liabilities.............    51,819     51,504
  Short-term debt and current portion of long-term debt.....     1,514      1,400
                                                              --------   --------
          Total current liabilities.........................    92,146     91,456
Long-term debt..............................................   186,819    226,187
Deferred tax liabilities....................................    28,543     21,686
Other non-current liabilities...............................    61,713     61,340
                                                              --------   --------
          Total liabilities.................................   369,221    400,669
Commitments and contingencies (see Notes 18 and 19)
Stockholders' equity:
  Common Stock, $.10 par value; issued 29,118,141 and
     28,825,603 shares at respective dates..................     2,912      2,883
  Additional paid-in capital................................   219,236    213,120
  Retained earnings.........................................    62,170    175,804
  Treasury stock, at cost, 2,443,313 and 2,593,129 shares at
     respective dates.......................................   (20,768)   (21,991)
  Deferred compensation.....................................    (2,131)    (1,982)
  Accumulated other comprehensive (loss)/income.............   (18,168)    23,482
                                                              --------   --------
          Total stockholders' equity........................   243,251    391,316
                                                              --------   --------
          Total liabilities and stockholders' equity........  $612,472   $791,985
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2005        2004       2003
                                                              ---------   --------   --------
Gross Sales.................................................  $ 451,986   $439,115   $405,591
  Allowances and rebates....................................      3,437      2,258      3,780
                                                              ---------   --------   --------
Net sales...................................................    448,549    436,857    401,811
  Other revenues............................................      6,548      6,800      8,833
                                                              ---------   --------   --------
Net revenues................................................    455,097    443,657    410,644
  Cost of goods sold........................................    293,760    272,917    248,238
                                                              ---------   --------   --------
Gross profit................................................    161,337    170,740    162,406
  Selling, general and administrative expenses..............    107,610    102,769     95,117
  Research and development expenses.........................     22,331     19,659     17,123
  Asset impairments.........................................    107,177     48,720         --
  Legal settlement..........................................         --         --     11,342
                                                              ---------   --------   --------
Operating (loss)/profit.....................................    (75,781)      (408)    38,824
Other (income)/expenses
  Interest income...........................................       (942)    (1,103)    (1,164)
  Interest expense..........................................     11,757     12,053     13,004
  Other -- net..............................................         40         73        139
                                                              ---------   --------   --------
(Loss)/income before income taxes...........................    (86,636)   (11,431)    26,845
Provision for income taxes..................................     23,822     14,461     26,600
                                                              ---------   --------   --------
(Loss)/income from continuing operations....................  $(110,458)  $(25,892)  $    245
Discontinued operations:
Loss from discontinued operations, net of tax...............         --       (978)   (54,308)
                                                              ---------   --------   --------
Net loss....................................................  $(110,458)  $(26,870)  $(54,063)
                                                              =========   ========   ========
Basic (loss)/earnings per share
  (Loss)/income from continuing operations..................  $   (4.18)  $  (0.99)  $   0.01
  Loss from discontinued operations.........................  $      --   $  (0.04)  $  (2.11)
                                                              ---------   --------   --------
  Net loss..................................................  $   (4.18)  $  (1.03)  $  (2.10)
Diluted (loss)/earnings per share
  (Loss)/income from continuing operations..................  $   (4.18)  $  (0.99)  $   0.01
  Loss from discontinued operations.........................  $      --   $  (0.04)  $  (2.08)
                                                              ---------   --------   --------
  Net loss..................................................  $   (4.18)  $  (1.03)  $  (2.07)
Weighted average shares outstanding:
  Basic.....................................................     26,456     26,094     25,775
  Diluted...................................................     26,456     26,094     26,174

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                            COMMON STOCK
                                       ----------------------   ADDITIONAL
                                         SHARES     PAR VALUE    PAID-IN     RETAINED      DEFERRED     TREASURY   COMPREHENSIVE
                                         ISSUED      ($.10)      CAPITAL     EARNINGS    COMPENSATION    STOCK         LOSS
                                       ----------   ---------   ----------   ---------   ------------   --------   -------------
BALANCE AT DECEMBER 31, 2002.........  28,323,059    $2,832      $203,444    $ 262,950     $(1,561)     $(19,841)
 Comprehensive income/(loss)
   Net loss..........................                                          (54,063)                                (54,063)
   Other comprehensive income/(loss)
     Foreign currency translation
       adjustments...................                                                                                   41,340
     Unrealized gains on hedging
       contracts, net of tax of
       $52...........................                                                                                    2,532
     Minimum pension liability
       adjustment, net of tax of
       $0............................                                                                                   (1,545)
                                                                                                                     ---------
   Other comprehensive income........                                                                                   42,327
                                                                                                                     ---------
Total Comprehensive loss.............                                                                                $ (11,736)
                                                                                                                     =========
Cash dividends at $0.12 per share....                                           (3,100)
Purchase of treasury stock...........                                                                     (2,420)
Exercise of stock options............     122,750        12         1,118
Restricted Stock.....................                                 865
Other................................      25,843         3           829                      (55)          160
                                       ----------    ------      --------    ---------     -------      --------
BALANCE AT DECEMBER 31, 2003.........  28,471,652    $2,847      $206,256    $ 205,787     $(1,616)     $(22,101)
 Comprehensive income/(loss)
   Net loss..........................                                          (26,870)                                (26,870)
   Other comprehensive income/(loss)
     Foreign currency translation
       adjustments...................                                                                                   20,224
     Unrealized gains on hedging
       contracts, net of tax of
       $716..........................                                                                                    1,276
     Minimum pension liability
       adjustment, net of tax of
       $513..........................                                                                                   (3,488)
     Unrealized gains on available
       for sale marketable
       securities, net of tax expense
       of$7..........................                                                                                       13
                                                                                                                     ---------
   Other comprehensive income........                                                                                   18,025
                                                                                                                     ---------
Total Comprehensive loss.............                                                                                $  (8,845)
                                                                                                                     =========
Cash dividends at $0.12 per share....                                           (3,113)
Purchase of treasury stock...........                                                                       (219)
Exercise of stock options............     353,951        36         6,248
Restricted Stock.....................                                 372                     (366)          205
Other................................                                 244                       --           124
                                       ----------    ------      --------    ---------     -------      --------
BALANCE AT DECEMBER 31, 2004.........  28,825,603    $2,883      $213,120    $ 175,804     $(1,982)     $(21,991)
 Comprehensive income/(loss)
   Net loss..........................                                         (110,458)                               (110,458)
   Other comprehensive income/(loss)
     Foreign currency translation
       adjustments...................                                                                                  (40,188)
     Unrealized losses on hedging
       contracts, net of tax of
       $883..........................                                                                                     (984)
     Minimum pension liability
       adjustment, net of tax of
       $217..........................                                                                                     (117)
     Unrealized losses on available
       for sale marketable
       securities, net of tax expense
       of $0.........................                                                                                     (361)
                                                                                                                     ---------
   Other comprehensive loss..........                                                                                  (41,650)
                                                                                                                     ---------
Total Comprehensive loss.............                                                                                $(152,108)
                                                                                                                     =========
Cash dividends at $0.12 per share....                                           (3,176)
Purchase of treasury stock...........                                                                        (75)
Exercise of stock options............     292,538        29         3,877
Restricted Stock.....................                               2,239                     (149)        1,298
                                       ----------    ------      --------    ---------     -------      --------
BALANCE AT DECEMBER 31, 2005.........  29,118,141    $2,912      $219,236    $  62,170     $(2,131)     $(20,768)
                                       ==========    ======      ========    =========     =======      ========

                                        ACCUMULATED
                                           OTHER           TOTAL
                                       COMPREHENSIVE   STOCKHOLDERS'
                                       INCOME/(LOSS)      EQUITY
                                       -------------   -------------
BALANCE AT DECEMBER 31, 2002.........    $(36,870)       $ 410,954
 Comprehensive income/(loss)
   Net loss..........................                      (54,063)
   Other comprehensive income/(loss)
     Foreign currency translation
       adjustments...................
     Unrealized gains on hedging
       contracts, net of tax of
       $52...........................
     Minimum pension liability
       adjustment, net of tax of
       $0............................
   Other comprehensive income........      42,327           42,327
Total Comprehensive loss.............
Cash dividends at $0.12 per share....                       (3,100)
Purchase of treasury stock...........                       (2,420)
Exercise of stock options............                        1,130
Restricted Stock.....................                          865
Other................................                          937
                                         --------        ---------
BALANCE AT DECEMBER 31, 2003.........    $  5,457        $ 396,630
 Comprehensive income/(loss)
   Net loss..........................                      (26,870)
   Other comprehensive income/(loss)
     Foreign currency translation
       adjustments...................
     Unrealized gains on hedging
       contracts, net of tax of
       $716..........................
     Minimum pension liability
       adjustment, net of tax of
       $513..........................
     Unrealized gains on available
       for sale marketable
       securities, net of tax expense
       of$7..........................
   Other comprehensive income........      18,025           18,025
Total Comprehensive loss.............
Cash dividends at $0.12 per share....                       (3,113)
Purchase of treasury stock...........                         (219)
Exercise of stock options............                        6,284
Restricted Stock.....................                          211
Other................................                          368
                                         --------        ---------
BALANCE AT DECEMBER 31, 2004.........    $ 23,482        $ 391,316
 Comprehensive income/(loss)
   Net loss..........................                     (110,458)
   Other comprehensive income/(loss)
     Foreign currency translation
       adjustments...................
     Unrealized losses on hedging
       contracts, net of tax of
       $883..........................
     Minimum pension liability
       adjustment, net of tax of
       $217..........................
     Unrealized losses on available
       for sale marketable
       securities, net of tax expense
       of $0.........................
   Other comprehensive loss..........     (41,650)         (41,650)
Total Comprehensive loss.............
Cash dividends at $0.12 per share....                       (3,176)
Purchase of treasury stock...........                          (75)
Exercise of stock options............                        3,906
Restricted Stock.....................                        3,388
                                         --------        ---------
BALANCE AT DECEMBER 31, 2005.........    $(18,168)       $ 243,251
                                         ========        =========

          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2005        2004       2003
                                                              ---------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(110,458)  $(26,870)  $(54,063)
  Asset impairment charges..................................    107,177     48,720         --
  Depreciation and amortization.............................     38,900     40,858     35,834
  Stock based compensation included in net income...........      1,936      1,228      1,589
  Deferred income tax provision.............................     11,727        466      8,005
  Allowance for doubtful accounts...........................        877       (369)     1,584
  Inventory reserve.........................................      4,536      3,390        163
  Loss on sale of assets....................................      1,126         --         --
Changes in assets and liabilities:
  Trade receivables.........................................    (12,709)    (6,362)     3,446
  Inventories...............................................    (16,551)    (7,942)       854
  Prepaid expenses and other current assets.................      8,151        826     (1,497)
  Accounts payable and other current liabilities............      9,248      4,330     10,599
  Other non-current assets and liabilities..................     (1,525)    (8,469)     1,595
Discontinued operations:
  Non-cash charges and changes in operating assets and
    liabilities.............................................         --     (1,073)    12,079
  Writedown of assets held for sale.........................         --         --     53,098
                                                              ---------   --------   --------
  Net cash provided from operating activities...............     42,435     48,733     73,286
                                                              ---------   --------   --------
Cash flows from investing activities:
  Capital expenditures......................................    (40,307)   (39,480)   (37,857)
  Acquisition of businesses (net of cash acquired)..........       (814)    (5,256)        --
  Other investing activities................................      1,482        223     (1,548)
Discontinued operations:
  Capital expenditures, net of insurance proceeds...........         --         --        671
  Proceeds from sale of Rutherford Chemicals................         --         --     50,215
                                                              ---------   --------   --------
  Net cash (used in)/ provided from investing activities....    (39,639)   (44,513)    11,481
                                                              ---------   --------   --------
Cash flows from financing activities:
  Dividends.................................................     (3,176)    (3,113)    (3,100)
  Net increase/(decrease) in short-term debt................         45         --     (1,071)
  Long-term debt activity (including current portion):
    Borrowings..............................................    212,074     86,218    359,611
    Repayments..............................................   (251,329)   (72,708)  (414,793)
  Proceeds from the stock options exercised.................      3,906      6,284      1,130
  Purchase of treasury stock................................        (75)      (219)    (2,420)
  Other.....................................................         20        212         55
                                                              ---------   --------   --------
    Net cash (used in)/provided by financing activities.....    (38,535)    16,674    (60,588)
                                                              ---------   --------   --------
Effect of exchange rate changes on cash.....................     (9,861)     6,344      6,819
                                                              ---------   --------   --------
Net (decrease)/increase in cash and cash equivalents........    (45,600)    27,238     30,998
Cash and cash equivalents at beginning of year..............     91,532     64,294     33,296
                                                              ---------   --------   --------
Cash and cash equivalents at end of year....................  $  45,932   $ 91,532   $ 64,294
                                                              =========   ========   ========
Supplemental disclosure:
  Interest paid, net of capitalized interest................  $  11,185   $ 11,848   $ 11,725
  Income taxes paid.........................................  $  12,181   $ 20,182   $ 18,107

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

  Cash Equivalents

     Temporary cash investments with an original maturity of less than three months are considered cash equivalents. The carrying amounts approximate fair value.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost, net of accumulated depreciation. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives for each applicable asset group as follows:

Buildings and improvements.......  20 to 30 years, or
                                   term of lease
                                   if applicable
Machinery and equipment..........  7 to 15 years
Furniture and fixtures...........  5 to 7 years
Computer hardware and software...  3 to 7 years

     Expenditures for additions, major renewals or betterments are capitalized and expenditures for maintenance and repairs are charged to income as incurred.

     When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operating expenses. Interest is capitalized in connection with the construction and acquisition of assets. The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset's estimated useful life. Total interest capitalized in connection with ongoing construction activities in 2005, 2004 and 2003 amounted to $786, $400 and $339, respectively.

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

  Impairment of Goodwill

     The Company reviews the carrying value of acquired intangible assets, including goodwill, to determine whether impairment may exist on an annual basis or whenever it has reason to believe goodwill may not be recoverable. The annual impairment test of goodwill is performed during the fourth quarter of each fiscal year.

     Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of each reporting unit, determined using various valuation techniques, with the primary technique being a discounted cash flow analysis, to its carrying value. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company's budget and long-term plans. Discount rate assumptions are based on market participant comparables. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

     The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

  Impairment of Long-Lived Assets

     The Company assesses the impairment of its long-lived assets, including amortizable intangible assets, and property, plant and equipment, whenever economic events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Long lived assets are considered to be impaired when the sum of the undiscounted expected future operating cash flows is less than the carrying amounts of the related assets. If impaired, the assets are written down to fair market value.

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

  Income Taxes

     The Company and its eligible subsidiaries file a consolidated U.S. income tax return. Certain subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. income

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

tax return. Cambrex has adopted a policy to indefinitely reinvest the un-remitted earnings of certain non-U.S. subsidiaries, and as such, U.S. taxes have not been provided on their un-remitted earnings. The earnings are intended to support business expansion, either through acquisition of new businesses or investments in the existing businesses. At December 31, 2005, the cumulative amount of un-remitted earnings of non-U.S. subsidiaries was approximately $5,000.

     The Company repatriated approximately $92,000 during 2005 pursuant to
Section 965 of the Internal Revenue Code (introduced by the American Jobs Creation Act of 2004) which provided a one time benefit in 2005 of exempting from U.S. tax 85% of qualified repatriated foreign earnings.

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

  Environmental Costs

     In the ordinary course of business, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. The Company's policy is to accrue environmental cleanup related costs of a non-capital nature, including estimated litigation costs, when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. Such accruals are adjusted as further information develops or circumstances change. For certain matters, the Company expects to share costs with other parties. Costs of future expenditures for environmental remediation obligations are not discounted to their present value unless the aggregate amount of the liability and the timing of cash payments are fixed or reasonably determinable. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed certain.

  Foreign Currency

     The functional currency of the Company's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses relating to transactions of a long-term investment nature are accumulated in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the results of operations as a component of other revenues in the consolidated income statement. Foreign currency net transaction gains were $1,105, $1,161 and $2,600 in 2005, 2004 and 2003, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Earnings Per Common Share

     All diluted earnings per share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method.

     Earnings per share calculations are as follows:

                                                           FOR THE YEARS ENDED,
                                                      -------------------------------
                                                        2005        2004       2003
                                                      ---------   --------   --------
Net (loss)/income:
(Loss)/income from continuing operations............  $(110,458)  $(25,892)  $    245
Loss from discontinued operations...................         --       (978)   (54,308)
                                                      ---------   --------   --------
Net loss............................................  $(110,458)  $(26,870)  $(54,063)
                                                      =========   ========   ========
Weighted average shares outstanding:
Basic weighted average shares outstanding...........     26,456     26,094     25,775
Effect of dilutive stock options *..................         --         --        399
                                                      ---------   --------   --------
Diluted weighted average shares outstanding.........     26,456     26,094     26,174
(Loss)/Earnings per share (basic):
(Loss)/income from continuing operations............  $   (4.18)  $  (0.99)  $   0.01
Loss from discontinuing operations..................  $      --   $  (0.04)  $  (2.11)
                                                      ---------   --------   --------
Net loss............................................  $   (4.18)  $  (1.03)  $  (2.10)
                                                      =========   ========   ========
(Loss)/Earnings per share (diluted):
(Loss)/income from continuing operations............  $   (4.18)  $  (0.99)  $   0.01
Loss from discontinued operations...................  $      --   $  (0.04)  $  (2.08)
                                                      ---------   --------   --------
Net loss............................................  $   (4.18)  $  (1.03)  $  (2.07)
                                                      =========   ========   ========

* For 2005 and 2004, the effect of stock options would be anti-dilutive and is therefore excluded.

     For the year ended December 31, 2005, 2004 and 2003, 3,317,847, 2,083,716,
and 2,095,939 shares respectively, were not included in the calculation of diluted shares outstanding because the option price was greater than the average market price for the year.

  Freight Billing and Costs

     The Company bills a portion of freight cost incurred on shipments to customers. Freight costs are reflected in cost of goods sold and amounts billed to customers are recorded within net revenues. These amounts are not material to the Company's operating results.

  Stock Based Compensation

     At December 31, 2005, the Company has seven active stock-based employee compensation plans currently in effect, which are described more fully in Note #13. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost related to the stock

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

option plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 as amended by FAS 148, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2005        2004       2003
                                                      ---------   --------   --------
Net loss, as reported...............................  $(110,458)  $(26,870)  $(54,063)
Add: stock based compensation expense included in
  reported net loss.................................      1,936      1,228      1,589
Deduct: stock-based compensation expenses determined
  using fair value method...........................     21,504      5,969      6,570
                                                      ---------   --------   --------
Pro forma net loss..................................  $(130,026)  $(31,611)  $(59,044)
Loss per share:
  Basic -- as reported..............................  $   (4.18)  $  (1.03)  $  (2.10)
  Basic -- pro forma................................  $   (4.91)  $  (1.21)  $  (2.29)
  Diluted -- as reported............................  $   (4.18)  $  (1.03)  $  (2.07)
  Diluted -- pro forma..............................  $   (4.91)  $  (1.21)  $  (2.26)

     The pro-forma compensation expense pertaining to stock options was $19,568, $4,741, and $4,981 for 2005, 2004 and 2003, respectively.

     During 2005 all unvested options outstanding as well as all options granted during 2005 were fully vested by the Compensation Committee of the Board of Directors. This represents approximately 2,650,000 options which resulted in the acceleration of pro forma compensation expense of $12,711 in 2005. The Company has imposed a holding period that will require all optionees to refrain from selling shares acquired upon the exercise of these options until certain future dates. The purpose of the accelerated vesting was to eliminate compensation expense in the income statement that the Company would otherwise have recorded with respect to these accelerated options subsequent to the January 1, 2006 effective date of FAS 123(R). Due to this acceleration of stock options, the pro forma disclosures are not likely to be representative of the effects on reported net income for future periods.

     The pro forma compensation expense for 2005, 2004 and 2003 were calculated based on recognizing ratably over the vesting period the fair value of each option determined using the Black-Scholes option-pricing model for non-performance options and a path dependent model for performance options.

     The following assumptions were used in the Black-Scholes model to determine fair value on grant date of grants issued in 2005, 2004 and 2003, respectively:
(i) average dividend yield of 0.57%, 0.55% and 0.57% (ii) expected volatility of 41.20%, 41.75% and 40.81%, (iii) risk-free interest rate ranging from 2.75% to 4.47% , 2.75% to 3.95%, and 2.75% to 3.95%, and (iv) expected life of 6-7 years.

  Comprehensive Income

     FAS 130, "Reporting Comprehensive Income," requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders' equity, to be included in other comprehensive income. Included within accumulated other comprehensive income for the Company are foreign currency translation adjustments, changes in the fair value related to derivative instruments classified

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

as cash flow hedges, net of related tax benefit, unrealized gain on available for sales securities and changes in the minimum pension liability, net of related tax benefit. Total comprehensive income for the years ended 2005 and 2004 is included in the Statement of Stockholders' Equity.

     The components of Accumulated Other Comprehensive Income in Stockholders' Equity are as follows:

                                                                2005       2004
                                                              --------   --------
Foreign currency translation................................  $ (7,084)  $ 33,104
Unrealized (loss)/gain on hedging contracts, net of tax.....      (192)       792
Unrealized (loss)/gain on available for sale securities.....      (348)        13
Minimum pension liability, net of tax.......................   (10,544)   (10,427)
                                                              --------   --------
  Total.....................................................  $(18,168)  $ 23,482
                                                              ========   ========

  Software and Development Costs

     In 2005, 2004 and 2003, the Company capitalized purchased software from a third party vendor and software development costs incurred under the provisions of SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." Capitalized costs include only (1) external direct costs of materials and services incurred in developing or obtaining internal use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote substantial time to the internal-use software project, and (3) interest costs incurred, while developing internal-use software. Amortization begins when assets are ready for their intended purpose and are placed in service. Capitalized software and development costs were $2,178, $1,725 and $2,113 for 2005, 2004 and 2003, respectively. Software and development costs are being amortized using the straight-line method over the expected life of the product, which ranges from 3 to 7 years.

     Research and development costs, business process re-engineering costs, training and computer software maintenance costs are expensed as incurred.

(3) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  Inventory Costs

     In November 2004, the FASB published FAS 151 "Inventory Costs -- an amendment of ARB No. 43, Chapter 4". FAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criteria of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facility. This Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has reviewed FAS 151 and determined its impact will not have a material effect on the Company's financial position or results of operations.

  Share-Based Payment

     In December 2004, the FASB published FAS 123(R) (revised 2004) "Share-Based Payment." FAS 123(R) supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. This Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in FAS 123 as originally issued. This Statement requires

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(3) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)

entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. During 2005 all unvested options outstanding as well as all options granted during 2005 were fully vested by the Compensation Committee of the Board of Directors. This represents approximately 2,650,000 options which resulted in the acceleration of pro forma compensation expense of $12,711. The purpose of the accelerated vesting was to eliminate compensation expense in the income statement that the Company would otherwise have recorded with respect to these accelerated options subsequent to the January 1, 2006 effective date of FAS 123(R). The Company adopted FAS 123(R) on January 1, 2006 and as a result of the accelerated vesting of options as discussed in Note #2, the impact was not material.

  Conditional Asset Retirement Obligations

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). This Statement clarifies the meaning of the term "conditional asset retirement" as used in FAS 143, "Accounting for Asset Retirement Obligations" and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 requires the accelerated recognition of certain asset retirement obligations when the fair value of such obligation can be estimated. FIN 47 became effective for the Company in the fourth quarter of 2005. The adoption of FIN 47 did not have a material effect on the Company's financial position or results of operations.

(4) GOODWILL AND INTANGIBLE ASSETS

     In accordance with FAS 142, "Goodwill and Other Intangible Assets" the Company has established reporting units based on its current segment structure for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company evaluates goodwill and other intangible assets not subject to amortization at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable based on the estimated future cash flows.

     During the performance of the annual goodwill impairment test in the fourth quarter of 2005, the Company determined that the goodwill of three reporting units was impaired. The Company tested for impairment and determined that the carrying value exceeded its fair value by using a discounted cash flow model. Management then computed the fair value of its tangible and intangible assets for purposes of determining the implied fair value of goodwill. The goodwill impairment charge recorded in the fourth quarter of 2005 was $67,950 for two reporting units in the Biopharma segment and $8,435 for one reporting unit in the Human Health segment. The goodwill impairment charge is primarily due to lower long term profitability projections due to current market factors. The Company also recorded a write-down of certain amortizable intangible assets as follows: product technology of $662 in the Biopharma segment, patents of $385 in the Biopharma and Human Health segments and license agreements of $55 in the Biopharma segment, due to the lower future cash flow projections. Additionally, in the third quarter of 2004, the Company recorded an impairment charge of $48,720 to reduce the carrying value of goodwill in the Biopharma segment.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(4) GOODWILL AND INTANGIBLE ASSETS -- (CONTINUED)

     The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, are as follows:

                                                                HUMAN
                                     BIOPRODUCTS   BIOPHARMA   HEALTH
                                       SEGMENT      SEGMENT    SEGMENT    TOTAL
                                     -----------   ---------   -------   --------
Balance as of January 1, 2004......    $53,787     $125,338    $41,617   $220,742
Acquisitions.......................      2,063           --         --      2,063
Other, including purchase price
  adjustment.......................       (865)          --         --       (865)
Translation effect.................        321           --      2,734      3,055
Goodwill impairment................         --      (48,720)        --    (48,720)
                                       -------     --------    -------   --------
Balance as of December 31, 2004....    $55,306     $ 76,618    $44,351   $176,275
                                       =======     ========    =======   ========
Other, including purchase price
  adjustment.......................      2,319          195         --      2,514
Translation effect.................       (983)          --     (5,053)    (6,036)
Goodwill impairment................         --      (67,950)    (8,435)   (76,385)
                                       -------     --------    -------   --------
Balance at December 31, 2005.......    $56,642     $  8,863    $30,863   $ 96,368
                                       =======     ========    =======   ========

     Other intangible assets that are not subject to amortization consist of the following:

                                                           AS OF             AS OF
                                                       DECEMBER 31,      DECEMBER 31,
                                                           2005              2004
                                                      ---------------   ---------------
Trademarks..........................................      $33,898           $33,898
Proprietary Process.................................        2,052             1,675
                                                          -------           -------
  Total.............................................      $35,950           $35,573
                                                          =======           =======

  Intangible Assets:

     Other intangible assets, which will continue to be amortized, consist of the following:

                                                   AS OF DECEMBER 31, 2005
                                         --------------------------------------------
                                         GROSS CARRYING   ACCUMULATED    NET CARRYING
                                             AMOUNT       AMORTIZATION      AMOUNT
                                         --------------   ------------   ------------
Product Technology.....................     $12,326         $(4,257)       $ 8,069
Patents................................       5,685          (2,097)         3,588
Supply Agreements......................       2,110          (1,152)           958
License Agreement......................       2,005            (401)         1,604
Other..................................       1,974            (960)         1,014
                                            -------         -------        -------
  Total................................     $24,100         $(8,867)       $15,233
                                            =======         =======        =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(4) GOODWILL AND INTANGIBLE ASSETS -- (CONTINUED)


                                                   AS OF DECEMBER 31, 2004
                                         --------------------------------------------
                                         GROSS CARRYING   ACCUMULATED    NET CARRYING
                                             AMOUNT       AMORTIZATION      AMOUNT
                                         --------------   ------------   ------------
Product Technology.....................     $13,230         $(2,574)       $10,656
Patents................................       5,433          (1,199)         4,234
Supply Agreements......................       2,110            (936)         1,174
License Agreement......................         836             (65)           771
Trademarks.............................         785            (236)           549
Other..................................       2,057            (633)         1,424
                                            -------         -------        -------
  Total................................     $24,451         $(5,643)       $18,808
                                            =======         =======        =======

     Amortization expense amounted to $2,282, $1,921 and $1,626 for the years ended December 31, 2005, 2004 and 2003, respectively.

     The expected future amortization expense related to current intangible assets is as follows:

For the year ended December 31, 2006........................  $1,915
For the year ended December 31, 2007........................  $1,884
For the year ended December 31, 2008........................  $1,636
For the year ended December 31, 2009........................  $1,496
For the year ended December 31, 2010........................  $1,304

(5) NET INVENTORIES

     Net inventories consist of the following:

                                                              DECEMBER 31,
                                                            -----------------
                                                             2005      2004
                                                            -------   -------
Finished goods............................................  $46,134   $45,002
Work in process...........................................   24,615    23,658
Raw materials.............................................   18,159    17,222
Supplies..................................................    4,709     5,157
                                                            -------   -------
          Total...........................................  $93,617   $91,039
                                                            =======   =======

(6) PROPERTY, PLANT AND EQUIPMENT

     During the fourth quarter of 2005 the Company performed an impairment assessment of long-lived assets, which includes amortizable intangible assets as well property, plant and equipment. As a result of lower long term profitability projections, the Company determined that the sum of the undiscounted expected future operating cash flows were less than the carrying value of certain long-lived assets within the Biopharma and Human Health segments. The Company recorded an impairment charge for long-lived assets in the fourth quarter of $13,581 in the Biopharma segment and $16,109 in the Human Health segment to write down these assets to their fair value as determined primarily based on appraisals.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(6) PROPERTY, PLANT AND EQUIPMENT -- (CONTINUED)

     Property, plant and equipment consist of the following:

                                                            DECEMBER 31,
                                                        ---------------------
                                                          2005        2004
                                                        ---------   ---------
Land..................................................  $  11,147   $  12,022
Buildings and improvements............................    137,670     132,091
Machinery and equipment...............................    318,941     334,367
Furniture and fixtures................................     20,020      19,345
Construction in progress..............................     32,954      43,113
                                                        ---------   ---------
          Total.......................................    520,732     540,938
Accumulated depreciation..............................   (291,322)   (260,148)
                                                        ---------   ---------
  Net.................................................  $ 229,410   $ 280,790
                                                        =========   =========

     Depreciation expense was $36,618, $38,937 and $34,208 for the years ended December 31, 2005, 2004 and 2003, respectively.

(7) ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

     The components of accrued expenses and other current liabilities are as follows:

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                            -----------------
                                                             2005      2004
                                                            -------   -------
Salaries and employee benefits payable....................  $20,669   $23,344
Deferred revenue..........................................    8,978     2,733
Advances from suppliers...................................    4,293     5,737
Other.....................................................   17,879    19,690
                                                            -------   -------
          Total...........................................  $51,819   $51,504
                                                            =======   =======

(8) INCOME TAXES

     (Loss)/income from continuing operations before income taxes consisted of the following:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2005       2004       2003
                                                       --------   --------   --------
Domestic.............................................  $(98,203)  $(60,058)  $(20,211)
International........................................    11,567     48,627     47,056
                                                       --------   --------   --------
          Total......................................  $(86,636)  $(11,431)  $ 26,845
                                                       ========   ========   ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(8) INCOME TAXES -- (CONTINUED)

     The provision for income taxes for continuing operations consists of the following provision/(benefits):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2005      2004      2003
                                                          -------   -------   -------
Current:
  Federal...............................................  $(2,424)  $    --   $ 2,060
  State.................................................      659       347       232
  International.........................................   13,860    13,648    16,303
                                                          -------   -------   -------
                                                           12,095   $13,995   $18,595
                                                          =======   =======   =======
Deferred:
  Federal...............................................  $17,238   $    --   $ 8,980
  State.................................................       (5)      (17)      186
  International.........................................   (5,506)      483    (1,161)
                                                          -------   -------   -------
                                                          $11,727   $   466   $ 8,005
                                                          -------   -------   -------
          Total.........................................  $23,822   $14,461   $26,600
                                                          =======   =======   =======

     The provision for income taxes for continuing operations differs from the statutory federal income tax rate of 35% for 2005, 2004 and 2003 as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2005      2004      2003
                                                         --------   -------   -------
Income tax (benefit)/provision at federal statutory
  rate.................................................  $(30,322)  $(4,001)  $ 9,396
State and local taxes, net of federal income tax
  benefits.............................................       423       208       232
Difference between federal statutory rate and statutory
  rates on non-U.S. income.............................       380    (2,888)   (3,480)
Goodwill impairment....................................     2,952        --        --
Net change in valuation allowance......................    40,126    21,142    21,487
Interest rate swaps....................................    (2,368)       --        --
Indefinite-lived intangibles...........................    16,926        --        --
Research and experimentation credits...................        --        --    (1,100)
Change in tax reserve..................................    (2,960)       --        --
Other..................................................    (1,335)       --        65
                                                         --------   -------   -------
          Total........................................  $ 23,822   $14,461   $26,600
                                                         ========   =======   =======

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(8) INCOME TAXES -- (CONTINUED)

     The components of deferred tax assets and liabilities as of December 31, 2005 and 2004 relate to temporary differences and carryforwards as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2005        2004
                                                         ---------   --------
Current deferred tax assets:
  Inventory............................................  $   1,349   $  1,273
  Receivables..........................................        493        254
  Vitamin B-3, legal and related reserves..............      5,213      5,104
  Other................................................      3,169      3,275
                                                         ---------   --------
  Current deferred tax assets..........................     10,224      9,906
  Valuation allowances.................................    (10,039)    (7,301)
                                                         ---------   --------
          Total current deferred tax assets............  $     185   $  2,605
                                                         =========   ========
Non-current deferred tax assets:
  Foreign tax credits..................................  $  31,698   $ 15,712
  Environmental........................................      1,166        745
  Net operating loss carryforwards (domestic)..........     33,223     42,248
  Net operating loss carryforwards (foreign)...........      6,023      3,996
  Employee benefits....................................      5,860      5,765
  Restructuring........................................         --         74
  Impairment of investment in securities...............      2,764      2,764
  Research & experimentation tax credits...............      5,629      5,697
  Alternative minimum tax credits......................      4,155      4,155
  Italian substitute tax benefit.......................      3,720      1,922
  Depreciation.........................................      2,775         --
  Intangibles..........................................     16,755         --
  Other -- non-current assets..........................      3,438      3,752
                                                         ---------   --------
  Non-current deferred tax assets......................    117,206     86,830
  Valuation allowances.................................   (109,983)   (71,711)
                                                         ---------   --------
          Total non-current deferred tax assets*.......  $   7,223   $ 15,119
                                                         ---------   --------
Non-current deferred tax liabilities:
  Depreciation.........................................  $  10,460   $ 22,621
  Intangibles..........................................      6,986     11,954
  Indefinite-lived intangible..........................     16,926         --
  Other................................................      1,394      2,230
                                                         ---------   --------
          Total non-current deferred tax liabilities...  $  35,766   $ 36,805
                                                         =========   ========
          Total net non-current deferred tax
            liabilities................................  $  28,543   $ 21,686
                                                         =========   ========

* Does not include deferred tax asset and corresponding valuation allowance of $342 for 2004 discontinued operations.

     FAS 109, Accounting for Income Taxes, requires the Company to establish a valuation allowance against deferred tax assets when it is more likely than not that the Company will be unable to realize those deferred

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(8) INCOME TAXES -- (CONTINUED)

tax assets in the future. Based on the Company's current and past performance, cumulative losses in recent years resulting from domestic operations, the market environment in which the Company operates, and the utilization of past tax attributes, the Company has established a valuation allowance of $115,612 against a portion of its domestic deferred tax assets. However, the Company has not recorded a valuation allowance against domestic tax assets which are offset by domestic deferred tax liabilities that are expected to reverse in the future. In addition, the Company has recorded a valuation allowance against deferred tax assets relating to domestic indefinite lived intangible assets of $16,926 at December 31, 2005 that had been previously preserved by tax strategies. This valuation allowance results from the Company's recent history of domestic losses and increased uncertainty regarding the timing and extent of a return to domestic profitability. With respect to the Company's foreign deferred tax assets, the Company has recorded a valuation allowance of $4,410 as of December 31, 2005.

     The Company expects to maintain a full valuation allowance against its net domestic deferred tax assets, subject to the consideration of all prudent and feasible tax planning strategies, until such time as the Company attains an appropriate level of future domestic profitability and the Company is able to conclude that it is more likely than not that its domestic deferred tax assets are realizable. The change in the domestic valuation allowance for the years ended December 31, 2005 and 2004 was $39,934 and $24,047, respectively. The change in the foreign valuation allowance for the years ended December 31, 2005 and 2004 was $1,076 and $1,196, respectively.

     Under the tax laws of the various jurisdictions in which the Company operates, net operating losses ("NOLs") may be carried forward, subject to statutory limitations, to reduce taxable income in future years. The domestic NOLs total approximately $93,541 and the foreign NOLs total approximately $19,611. The domestic NOLs will expire during the period from 2019 through 2025. NOLs in foreign jurisdictions will carryforward indefinitely.

     As of December 31, 2005, approximately $31,698 of foreign tax credits, $5,629 of Research and Experimental Research credits and $4,155 of Alternative Minimum Tax Credits were available as credits against future U.S. income taxes. Under the U.S. Internal Revenue Code, these will expire respectively as follows 2006 through 2015, and 2020 through 2025. The alternative minimum tax credit carryforwards have no expiration date. All domestic credits are offset by a full valuation allowance.

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 which created Section 965 of the Internal Revenue Code ("Section 965"). On June 2, 2005, the Company adopted a Domestic Reinvestment Plan ("DRP") as described under Section 965 of the Internal Revenue Code introduced by the American Jobs Creation Act of 2004. The DRP states that the Company may repatriate up to $209,000 and invest in permitted investments. The Company repatriated approximately $92,000 and recorded the corresponding additional tax expense of $368. By virtue of the dividend, the Company reduced its domestic deferred tax asset related to net operating loss carryforwards by $14,280, with corresponding adjustments to the full valuation allowances previously recorded against this asset. The Company also utilized $3,192 of currently generated Foreign Tax Credits as allowed under Section 965.

     As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. The Company believes that its positions comply with applicable law and intends to continue to defend its positions. The Company believes that it has adequately provided for the estimated outcome related to these matters.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(9) SHORT-TERM DEBT

     The Company has lines of credit in Italy with local banks that provide three types of financing with the following limits: Overdraft protection of approximately $8,000, export financing of approximately $7,700 and advances on uncleared deposits of approximately $300. The overdraft protection and export financing facilities bear interest at varying rates when utilized, however, advances on uncleared deposits bear no interest. There was $43 outstanding as of December 31, 2005 and no amount outstanding as of December 31, 2004. The 2005 and 2004 weighted average interest rates were 2.0% and 1.6%, respectively.

     Also included in short-term debt at December 31, 2005 and 2004 was the current portion of long-term debt of $1,471 and $1,400, respectively.

(10) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2005       2004
                                                          --------   --------
Bank credit facilities..................................  $ 81,943   $120,000
Senior notes............................................   100,000    100,000
Capitalized leases......................................     6,056      7,280
Notes payable...........................................       291        307
                                                          --------   --------
          Subtotal......................................   188,290    227,587
Less: current portion...................................     1,471      1,400
                                                          --------   --------
          Total.........................................  $186,819   $226,187
                                                          ========   ========

     In October 2005, the Company entered into a $277,500 five-year Syndicated Senior Revolving Credit Facility ("5-Year Agreement"), which expires in October 2010.

     The 5-Year Agreement allows the Company to choose among various interest rate options and to specify the portion of the borrowing to be covered by specific interest rates. Under the 5-Year Agreement the interest rate options available to the Company are the following: (i) LIBOR plus an applicable margin that ranges from .475% to .85%, (ii) higher of U.S. Prime Rate or Federal Funds Rate plus .5% or (iii) Money Market rate as quoted by the Administrative Agent of the Agreement. The applicable margin is based upon the ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the 5-Year Agreement, "Leverage Rate"). The Company also pays a facility fee between .15% to .275% on the entire credit facility which is based upon the leverage ratio. The 5-Year Agreement is subject to financial covenants requiring the Company to maintain certain levels of interest coverage ratio, leverage ratios and limitations on indebtedness. The Company complied with all covenants in this 5-Year Agreement during 2005. The Company is required to provide audited financial statements to its lenders under the 5-Year Agreement within 100 days after its fiscal year-end. The Company has received a waiver from its lenders through June 9, 2006 relating to this requirement for the year ended December 31, 2005.

     The 5-Year Agreement is collateralized by dividend and distribution rights associated with a pledge of a portion of stock that the Company owns in a foreign holding company. This foreign holding company owns a majority of the Company's non-U.S. operating subsidiaries. As of December 31, 2005, there was $81,943 outstanding and $195,557 undrawn under the 5-Year Agreement. Of the undrawn amount, $106,358 was available to be borrowed as of December 31, 2005 due to limits established in the 5-Year Agreement.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(10) LONG-TERM DEBT -- (CONTINUED)

     As of December 31, 2005, the Company had outstanding two Senior notes, a $75,000 7-year note due in June 2010 with a rate of 5.31%, and a $25,000 10-year note due in October 2013 with an annual rate of 7.05%. These Senior notes ranked equal with the Company's 5-Year Agreement. On January 27, 2006, the Company elected to prepay these Senior notes with funds provided by borrowing under the 5-Year Agreement. An expense of approximately $5,272 will be recorded during the first quarter of 2006 related to a make whole payment of $4,809 paid to the Senior note holders concurrent with the January 27, 2006 payment, and the related acceleration of $463 of unamortized origination fees. The outstanding amount under the 5-Year Agreement was $95,643 as of January 27, 2006, of which the entire amount was available to be borrowed at that time.

     The Company assumed three capital leases as part of the acquisition of Cambrex Bio Science Baltimore, Inc. in June 2001 of $12,100. The leases are for buildings and improvements. There is $6,056 outstanding at December 31, 2005. All capital leases are collateralized by their underlying assets.

     The 2005 and 2004 weighted average interest rate for long-term bank debt was 5.5%.

     Aggregate maturities of long-term debt are as follows:

2006........................................................   $  1,471
2007........................................................      1,731
2008........................................................      1,502
2009........................................................      1,595
2010........................................................    156,991
Thereafter..................................................     25,000
                                                               --------
          Total.............................................   $188,290
                                                               ========

(11) DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to reduce exposures to market risks resulting from fluctuations in interest rates and foreign exchange rates. The Company does not enter into financial instruments for trading or speculative purposes. The Company is exposed to credit loss in the event of nonperformance by the counter parties to the contracts. However, the Company does not anticipate non-performance by the counterparties.

     The Company adopted FAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and its corresponding amendments, which establishes accounting and reporting standards for derivative financial instruments. The Company's policy is to enter into forward exchange contracts or currency options to hedge foreign currency transactions. This hedging strategy mitigates the impact of short-term foreign exchange rate movements on the Company's operating results primarily in Sweden, Belgium, and Italy. The Company's primary market risk relates to exposures to foreign currency exchange rate fluctuations on transactions entered into by these international operations that are denominated primarily in U.S. dollars, Swedish krona, British pound sterling and Euros. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations.

     The Company's forward exchange contracts substantially offset gains and losses on the transactions being hedged. The forward exchange contracts have varying maturities with none exceeding twelve months. The Company makes net settlements for forward exchange contracts at maturity, based upon negotiated rates at inception of the contracts. The Company has also utilized interest rate swap agreements to reduce the impact

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(11) DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)

of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rates for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts. As of December 31, 2005, the Company did not have any interest rate swap arrangements in place.

     All forward contracts outstanding at December 31, 2005 have been designated as cash flow hedges and, accordingly, changes in the fair value of derivatives are recorded each period in accumulated other comprehensive income. Changes in the fair value of the derivative instruments reported in accumulated other comprehensive income will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company's financial results. The unrealized net loss recorded in accumulated other comprehensive income at December 31, 2005 was $192. This amount will be reclassified into earnings as the underlying forecasted transactions occur. The net gain recognized in earnings related to foreign currency forward contracts during the twelve months ended December 31, 2005 was $72. The net loss on interest rate swap contracts recognized in interest expense was $1,003 for the twelve months ended December 31, 2005.

     The table below reflects the notional and fair value amounts of foreign exchange contracts at December 31, 2005 and 2004.

                                                         2005               2004
                                                   ----------------   -----------------
                                                   NOTIONAL   FAIR    NOTIONAL    FAIR
                                                   AMOUNTS    VALUE   AMOUNTS    VALUE
                                                   --------   -----   --------   ------
Forward exchange contracts.......................  $16,741    $(166)  $16,692    $1,189

     The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for short-term debt approximates fair value because all of this underlying debt is at variable rates. The fair value of the Senior Notes was approximately $101,000 at December 31, 2005.

(12) STOCKHOLDERS' EQUITY

     The Company has two classes of common shares which are Common Stock and Nonvoting Common Stock. Authorized shares of Common Stock were 100,000,000 at December 31, 2005 and 2004. Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 2005 and 2004.

     At December 31, 2005 there were 615,180 of authorized shares of Common Stock reserved for issuance for stock option plans.

     Nonvoting Common Stock with a par value of $.10, has equal rights with Common Stock, with the exception of voting power. Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock. As of December 31, 2005 and 2004, no shares of Nonvoting Common Stock were outstanding.

     The Company held treasury stock of 2,443,313 and 2,593,129 shares at December 31, 2005 and 2004, respectively, which are used for issuance to employee benefit plans.

     The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 2005 and 2004, there was no preferred stock outstanding.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(13) STOCK BASED COMPENSATION

     The Company has seven stock-based compensation plans currently in effect. The 1994 Stock Option Plan ("1994 Plan"), the 1996 Performance Stock Option Plan ("1996 Plan"), the 1998 Performance Stock Option Plan ("1998 Plan"), the 2001 Performance Stock Option Plan ("2001 Plan"), the 2003 Performance Stock Option Plan ("2003 Plan"), and the 2004 Omnibus Incentive Plan ("2004 Plan") provide for the granting of non-qualified and incentive stock options (ISOs), restricted stock and other equity based vehicles intended to qualify as additional incentives to management and other key employees. The 2000 Employee Performance Stock Option Plan ("2000 Plan") provides for the granting of non-qualified stock options and ISOs intended to qualify as additional incentives to non-executive employees. The 1996 Plan, the 1998 Plan, the 2001 Plan, the 2003 Plan and the 2004 Plan also provide for the granting of non-qualified stock options to non-employee directors.

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

     The Company applies the provisions of APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company has adopted the disclosure only provisions available under FAS 123. Accordingly, no compensation cost has been recognized for stock option plans under FAS 123.

     Shares of Common Stock subject to outstanding options under the stock option plans were as follows:

                                                           OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                            --------------------------------------------------   --------------------
                                                                           WEIGHTED AVERAGE
                                                                        ----------------------               WEIGHTED
                                                                         REMAINING                           AVERAGE
                              AUTHORIZED    NUMBER OF   OPTION PRICE    CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
                             FOR ISSUANCE    SHARES      PER SHARE $    LIFE (YRS)    PRICE $     SHARES     PRICE $
                             ------------   ---------   -------------   -----------   --------   ---------   --------
1994 Plan..................     300,000        14,000   26.67              5.31        26.67        14,000    26.67
1996 Plan..................   3,000,000       231,950   14.25 - 20.72      3.61        17.28       231,950    17.28
                                              267,100   21.90 - 29.75      3.98        24.58       267,100    24.58
                                              381,182   34.75 - 43.63      4.26        41.88       381,182    41.88
1998 Plan..................   1,180,000       478,249   18.75 - 27.56      2.00        22.50       478,249    22.50
                                              137,839   34.75 - 43.63      4.55        41.50       137,839    41.50
2000 Plan..................     500,000       251,900   18.30 - 20.72      6.62        20.34       251,900    20.34
                                              206,500   34.75 - 46.85      4.40        43.20       206,500    43.20
2001 Plan..................     750,000       291,000   18.30 - 25.88      5.96        22.60       291,000    22.60
                                              439,612   29.75 - 42.87      5.01        33.85       439,612    33.85
                                                8,582   46.85              5.57        46.85         8,582    46.85
2003 Plan..................     500,000       446,683   18.68 - 25.56      4.24        20.11       446,683    20.11
2004 Plan..................   1,500,000       866,650   18.15 - 21.90      5.75        21.56       866,650    21.56
                              ---------     ---------                                            ---------
                              7,730,000     4,021,247   14.25 - 46.85                  26.60     4,021,247    26.60
                              =========     =========                                            =========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(13) STOCK BASED COMPENSATION -- (CONTINUED)

     Information regarding the Company's stock option plans is summarized below:

                                                                             WEIGHTED AVERAGE
                                                                      ------------------------------
                                                          NUMBER OF    EXERCISE PRICE      OPTIONS
                                                           SHARES            $           EXERCISABLE
                                                          ---------   ----------------   -----------
Outstanding at December 31, 2002........................  3,162,715        29.65          1,791,383
                                                          ---------
  Granted...............................................    715,900        20.99
  Exercised.............................................   (122,750)        8.97
  Cancelled.............................................    (53,000)       37.71
Outstanding at December 31, 2003........................  3,702,865        28.62          1,867,331
                                                          ---------
  Granted...............................................  1,029,350        22.08
  Exercised.............................................   (353,951)       17.48
  Cancelled.............................................   (425,907)       35.76
Outstanding at December 31, 2004........................  3,952,357        27.07          1,790,467
                                                          ---------
  Granted...............................................    653,033        20.07
  Exercised.............................................   (292,538)       13.32
  Cancelled.............................................   (291,605)       31.45
                                                          ---------
Outstanding at December 31, 2005........................  4,021,247        26.60          4,021,247
                                                          =========

     The weighted-average grant-date fair value of options granted during 2005, 2004 and 2003 was $8.56, $9.68 and $9.09 per share, respectively.

     Cambrex senior executives participate in a long-term incentive plan which rewards achievement of long-term strategic goals with restricted stock units. Awards are made annually to key executives and vest in one-third increments on the first, second and third anniversaries of the grant. On the third anniversary of the grant, restrictions on sale or transfer are removed and shares are issued to executives. In the event of termination of employment or retirement, the participant is entitled to the vested portion of the restricted stock units and forfeits the remaining amount; the three-year sale and transfer restriction remains in place. In the event of death or permanent disability, all shares vest and the deferred sales restriction lapses. For the years ended December 31, 2005, 2004 and 2003 the Company recorded $892, $725 and $695 respectively, in compensation expense for this plan. In addition, the Company recorded $2,214, $227 and $0 in compensation expense in 2005, 2004 and 2003, respectively, for restricted stock in accordance with the CEO's sign-on agreement. Shares are held in trust for the restricted stock unit grants. The number of shares held at December 31, 2005 and 2004 was 213,465 and 87,314, respectively. The fair value of these shares was $4,007 and $2,366 as of December 31, 2005 and 2004, respectively.

     At December 31, 2005, the Company has outstanding 150,000 incentive stock appreciation rights fully-vested at a price of $19.30 issued to the current CEO. These rights will be marked to market until the rights are exercised or expire with the amount being recorded as compensation expense or benefit in the applicable period. For the years ended December 31, 2005, 2004 and 2003 the Company recorded ($1,170), $276 and $894, respectively, in compensation (benefit)/expense.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(14) RETIREMENT PLANS

  Domestic Pension Plans

     The Company maintains two U.S. defined-benefit pension plans: the Nepera Hourly Pension Plan which covers the union employees at the formerly-owned Harriman, New York plant, and the Cambrex Pension Plan which covers all other eligible employees. Generally, all employees hired after December 31, 2002 are not eligible for these benefits.

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

     The net periodic pension expense for both 2005 and 2004 is based on a twelve month period and on valuations of the plans as of January 1. However, the reconciliation of funded status is determined as of the September 30 measurement date.

     The funded status of these plans, incorporating fourth quarter contributions, as of September 30, 2005 and 2004 is as follows:

                                                               2005      2004
                                                              -------   -------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at October 1...........................  $53,253   $47,267
  Service cost..............................................    2,751     2,395
  Interest cost.............................................    3,166     3,010
  Actuarial loss............................................    1,393     2,494
  Benefits paid.............................................   (2,112)   (1,913)
                                                              -------   -------
  Benefit obligation at September 30........................  $58,451   $53,253
                                                              =======   =======

                                                                2005       2004
                                                              --------   --------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at October 1....................  $ 34,887   $ 28,951
  Actual return on plan assets..............................     3,861      3,411
  Contributions.............................................     1,801      4,438
  Benefits paid.............................................    (2,112)    (1,913)
                                                              --------   --------
  Fair value of plan assets at September 30.................  $ 38,437   $ 34,887
                                                              --------   --------
  Funded status.............................................   (20,014)   (18,366)
  Unrecognized prior service cost...........................       476        522
  Unrecognized net loss.....................................    14,272     14,266
  Additional minimum liability..............................    (9,442)    (9,601)
                                                              --------   --------
  Accrued benefit cost at September 30,.....................   (14,708)   (13,179)
  Fourth quarter contributions..............................        --        901
                                                              --------   --------
  Accrued benefit cost at December 31,......................  $(14,708)  $(12,278)
                                                              ========   ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(14) RETIREMENT PLANS -- (CONTINUED)

     Major assumptions used in determining the benefit obligation as of September 30 for the Company's domestic pension plans are presented in the following table:

                                                              2005   2004
                                                              ----   ----
Discount rate...............................................  5.75%  5.75%
Rate of compensation increase...............................  5.00%  5.00%

     The components of net periodic pension cost are as follows:

                                                              2005     2004     2003
                                                             ------   ------   ------
COMPONENTS OF NET PERIODIC PENSION COST
  Service cost.............................................  $2,751   $2,395   $2,598
  Interest cost............................................   3,166    3,010    2,841
  Expected return on plan assets...........................  (2,939)  (2,768)  (2,098)
  Amortization of prior service cost.......................      46       46       68
  Recognized actuarial loss................................     466      592      519
  Curtailment loss on sale of Rutherford...................      --       --      351
                                                             ------   ------   ------
  Net periodic benefit cost................................  $3,490   $3,275   $4,279
                                                             ======   ======   ======

     Major assumptions used in determining the net cost for the Company's domestic pension plans are presented in the following table:

                                                              2005   2004   2003
                                                              ----   ----   ----
Discount rate...............................................  5.75%  6.00%  6.75%
Expected return on plan assets..............................  8.50%  8.50%  8.50%
Rate of compensation increase...............................  5.00%  4.50%  4.50%

     In making its assumption for the long-term rate of return, the Company has utilized historical rates earned on securities allocated consistently with its investments.

     The aggregate Accumulated Benefit Obligation (ABO) of $53,145 exceeds plan assets by $14,708 as of September 30, 2005 for all domestic plans.

     The Company expects to contribute approximately $4,250 in cash to its two U.S. defined-benefit pension plans in 2006.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(14) RETIREMENT PLANS -- (CONTINUED)

  Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                              PENSION
                                                              BENEFITS
                                                              --------
2006........................................................  $ 2,154
2007........................................................  $ 2,256
2008........................................................  $ 2,359
2009........................................................  $ 2,489
2010........................................................  $ 2,607
2011-2015...................................................  $16,531

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

     The allocation of pension plan assets is as follows:

                                                                       PERCENTAGE OF PLAN
                                                                             ASSETS
                                                            TARGET     -------------------
ASSET CATEGORY:                                           ALLOCATION     2005       2004
---------------                                           ----------   --------   --------
U.S. equities...........................................     30%-70%     49.9%      50.2%
International equities..................................      0%-20%     11.2%      10.4%
U.S. fixed income.......................................     20%-60%     36.9%      37.6%
Cash....................................................         N/A      2.0%       1.8%
                                                                        ------     ------
                                                                        100.0%     100.0%
                                                                        ======     ======

     The Company has a Supplemental Executive Retirement Plan ("SERP") for key executives. This plan is non-qualified and unfunded. It consists of two plans, the Corporate SERP plan and the BioWhittaker SERP Plan.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(14) RETIREMENT PLANS -- (CONTINUED)

     The benefit obligation for these plans as of December 31, 2005 and 2004 is as follows:

                                                               2005      2004
                                                              -------   -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 7,422   $ 7,021
Service cost................................................      224       215
Interest cost...............................................      434       440
Actuarial loss/(gain).......................................      280       (29)
Benefits paid...............................................     (330)     (225)
                                                              -------   -------
Benefits obligation at end of year..........................    8,030     7,422
                                                              =======   =======
Funded status...............................................  $(8,030)  $(7,422)
Unrecognized prior service cost.............................       20        24
Unrecognized net transition obligation......................      199       300
Unrecognized net loss.......................................    1,747     1,507
Additional minimum liability................................   (1,649)   (1,536)
                                                              -------   -------
Accrued benefit at December 31,.............................  $(7,713)  $(7,127)
                                                              =======   =======

     Major assumptions used in determining the benefit obligation as of December 31 for the Company's SERP Plans are presented in the following table:

                                                              2005    2004
                                                              -----   -----
Discount rate...............................................  5.75%   5.75%
Rate of compensation increase...............................  5.00%   5.00%

     The components of net periodic benefit cost are as follows:

                                                              2005   2004   2003
                                                              ----   ----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................................  $224   $215   $251
Interest cost...............................................   434    440    423
Amortization of prior service cost..........................     4      4      4
Recognized actuarial loss...................................   140    159    132
                                                              ----   ----   ----
Net periodic benefit cost...................................  $802   $818   $810
                                                              ====   ====   ====

     Major assumptions used in determining the net cost for the Company's SERP plans are presented in the following table:

                                                              2005    2004    2003
                                                              -----   -----   -----
Discount rate...............................................  5.75%   6.00%   6.75%
Rate of compensation increase...............................  5.00%   5.00%   5.00%

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(14) RETIREMENT PLANS -- (CONTINUED)

  Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                                SERP
                                                              BENEFITS
                                                              --------
2006........................................................   $  344
2007........................................................   $  427
2008........................................................   $  584
2009........................................................   $  579
2010........................................................   $  582
2011-2015...................................................   $2,766

  International Pension Plans

     Certain foreign subsidiaries of the Company maintain pension plans for their employees that conform to the common practice in their respective countries. Based on local laws and customs, some of those plans are not funded. For those plans that are funded, the amount in the trust, supporting the plan, is actuarially determined, and where applicable, in compliance with local statutes.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(14) RETIREMENT PLANS -- (CONTINUED)

     The funded status of these plans, as of December 31, 2005 and 2004 is as follows:

                                                                2005       2004
                                                              --------   --------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year...................  $ 25,698   $ 20,146
  Service cost..............................................     1,274        882
  Interest cost.............................................     1,088        990
  Plan participants' contributions..........................       136        169
  Actuarial loss............................................     1,032      1,777
  Benefits paid.............................................      (586)      (219)
  Foreign exchange..........................................    (4,049)     1,953
                                                              --------   --------
  Benefit obligation at end of year.........................  $ 24,593   $ 25,698
                                                              ========   ========
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year............  $  5,678   $  4,226
  Actual return on plan assets..............................     1,001        354
  Company contributions.....................................       605        551
  Plan participants' contributions..........................       179        169
  Benefits paid.............................................      (345)       (17)
  Foreign exchange..........................................      (836)       395
                                                              --------   --------
  Fair value of plan assets at end of year..................  $  6,282   $  5,678
                                                              --------   --------
  Funded status.............................................  $(18,311)  $(20,020)
  Unrecognized actuarial loss...............................     8,190      7,952
  Unrecognized prior service cost...........................       (80)       (87)
  Unrecognized net gain.....................................      (381)      (433)
  Additional minimum liability..............................    (4,171)    (3,919)
  Foreign exchange..........................................      (195)       352
                                                              --------   --------
  Accrued benefit...........................................  $(14,948)  $(16,155)
                                                              ========   ========

     Major assumptions used in determining the benefit obligation as of December 31, for the Company's international pension plans are presented in the following table:

                                                             2005            2004
                                                         -------------   -------------
Discount rate..........................................  4.25% - 5.00%   4.50% - 5.26%
Rate of compensation increase..........................  3.00% - 3.50%   3.00% - 3.50%

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(14) RETIREMENT PLANS -- (CONTINUED)

     The components of the net periodic pension cost are as follows:

                                                              2005     2004     2003
                                                             ------   ------   ------
COMPONENTS OF NET PERIODIC PENSION COST
Service cost...............................................  $1,274   $  882   $  633
Interest cost..............................................   1,088      990      828
Expected return on plan assets.............................    (416)    (288)    (182)
Amortization of unrecognized net obligation................     (35)     (35)     (32)
Amortization of prior service cost.........................     197      166      127
                                                             ------   ------   ------
Net periodic benefit cost..................................  $2,108   $1,715   $1,374
                                                             ======   ======   ======

     Major assumptions used in determining the net cost for the Company's international pension plans are presented in the following table:

                                              2005            2004            2003
                                          -------------   -------------   -------------
Discount rate...........................  4.25% - 5.00%   4.50% - 5.26%   5.20% - 5.50%
Expected return on plan assets..........  4.50% - 6.26%       6.89%           7.34%
Rate of compensation increase...........  3.00% - 3.50%   3.00% - 3.50%   3.00% - 3.75%

     The aggregate ABO of $21,016 for international plans exceeds plan assets by $14,734 in 2005.

     The Company expects to contribute approximately $548 in cash to its international pension plans in 2006.

  Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                              PENSION
                                                              BENEFITS
                                                              --------
2006........................................................   $  266
2007........................................................   $  309
2008........................................................   $  383
2009........................................................   $  439
2010........................................................   $  510
2011-2015...................................................   $3,318

     The allocation of pension plan assets is as follows:

                                                              PERCENTAGE OF
                                                               PLAN ASSETS
                                                              -------------
ASSET CATEGORY:                                               2005    2004
---------------                                               -----   -----
Equities....................................................   83.5%   92.2%
Fixed income................................................   13.2%    3.6%
Property....................................................    1.6%    1.4%
Cash........................................................    1.7%    2.8%
                                                              -----   -----
                                                              100.0%  100.0%
                                                              =====   =====

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(14) RETIREMENT PLANS -- (CONTINUED)

  Savings Plan

     Cambrex makes available to all employees a savings plan as permitted under Sections 401(k) and 401(a) of the Internal Revenue Code. Employee contributions are matched in part by Cambrex. The cost of this plan amounted to $2,095, $2,092 and $2,113 in 2005, 2004 and 2003, respectively.

  Other

     The Company has a non-qualified Compensation Plan for Key Executives ("the Deferred Plan"). Under the Deferred Plan, officers and key employees may elect to defer all or any portion of their pre-tax annual bonus and/or annual base salary. Included within other liabilities at December 31, 2005 and 2004 there is $2,472 and $2,050, respectively, representing the Company's obligation under the plan. To assist in the funding of this obligation, the Company invests in certain mutual funds and as such, included within other assets at December 31, 2005 and 2004 is $2,472 and $2,050, respectively, representing the fair value of these funds. During 1995, the Board amended the Deferred Plan to permit officers and key employees to elect to defer receipt of the Company's stock which would otherwise have been issued upon the exercise of the Company's options. Total shares held in trust as of December 31, 2005 and 2004 are 224,075 and 228,677, respectively, and are included as a reduction of equity at cost. The value of the shares held in trust and the corresponding liability of $4,206 at December 31, 2005 has been recorded in equity. The Deferred Plan is not funded by the Company, but the Company has established a Deferred Compensation Trust Fund which holds the shares issued.

(15) OTHER POSTRETIREMENT BENEFITS

     Cambrex provides postretirement health and life insurance benefits ("postretirement benefits") to all eligible retired employees. Employees who retire at or after age 55 with ten years of service are eligible to participate in the postretirement benefit plans. The Company's responsibility for such premiums for each plan participant is based upon years of service subject to an annual maximum of one thousand dollars. Such plans are self-insured and are not funded. Certain subsidiaries and all employees hired after December 31, 2002 (excluding those covered by collective bargaining) are not eligible for these benefits. Effective January 1, 2006, the Cambrex Retiree Medical Plan will no longer provide prescription coverage to retirees or dependents age 65 or over.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(15) OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)

     The benefit obligation of the plan as of September 30, 2005 and 2004, incorporating fourth quarter payments, is as follows:

                                                               2005      2004
                                                              -------   -------
CHANGE IN BENEFIT OBLIGATION
Accumulated benefit obligation at October 1.................  $ 2,655   $ 2,532
Service cost................................................       60        53
Interest cost...............................................      154       154
Actuarial (gain)/loss.......................................     (766)      207
Plan amendments.............................................      (51)       --
Benefits paid...............................................     (180)     (291)
                                                              -------   -------
Accumulated benefit obligation at September 30..............  $ 1,872   $ 2,655
Unrecognized net loss.......................................   (1,343)   (2,227)
Unrecognized prior service cost.............................    1,046     1,146
                                                              -------   -------
Accrued benefit cost at September 30,.......................  $ 1,575   $ 1,574
Fourth quarter benefits paid................................      (29)      (36)
                                                              -------   -------
Accrued benefit obligation at December 31...................  $ 1,546   $ 1,538
                                                              =======   =======

     The periodic postretirement benefit cost includes the following components:

                                                              YEARS ENDED DECEMBER 31,
                                                             --------------------------
                                                              2005     2004      2003
                                                             ------   ------   --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost...............................................  $  60    $  53    $   124
Interest cost..............................................    154      154        198
Actuarial loss recognized..................................    118      119        211
Amortization of unrecognized prior service cost............   (152)    (151)      (175)
Curtailment gain on Rutherford.............................     --       --     (1,046)
                                                             -----    -----    -------
Total periodic postretirement benefit cost.................  $ 180    $ 175    $  (688)
                                                             =====    =====    =======

     Major assumptions used in determining the benefit obligation and net cost for the Company's postretirement benefits are presented in the following table as weighted averages:

                                                        BENEFIT
                                                      OBLIGATION         NET COST
                                                      -----------   ------------------
                                                      2005   2004   2005   2004   2003
                                                      ----   ----   ----   ----   ----
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate.......................................  5.75%  5.75%  5.75%  6.00%  6.75%

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(15) OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)

  Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                                OPEB
                                                              BENEFITS
                                                              --------
2006........................................................    $ 73
2007........................................................    $ 78
2008........................................................    $ 83
2009........................................................    $ 88
2010........................................................    $ 93
                                                                ----
2011-2015...................................................    $545
                                                                ====

     The assumed health care cost trend rate used to determine the accumulated postretirement benefit obligation is 9% in 2005 decreasing 1% per year to an ultimate rate of 5% in 2009 (10% in 2004). A one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by $29 and would increase the sum of interest and service cost by $3. A one-percentage-point decrease would lower the accumulated postretirement benefit obligation by $22 and would decrease the sum of interest and service cost by $2.

(16) SEGMENT INFORMATION

     The Company classifies its business units into three reportable segments:
Bioproducts, consisting of research products and other therapeutic application products, Biopharma, consisting of contract biopharmaceutical process development and manufacturing services and Human Health, consisting of active pharmaceutical ingredients and pharmaceutical intermediates produced under FDA cGMP for use in the production of prescription and over-the-counter drug products and other fine custom chemicals derived from organic chemistry.

     Information as to the operations of the Company in each of its business segments is set forth below based on the nature of the products and services offered. Cambrex evaluates performance based on gross profit and operating profit. Intersegment sales are not material. The Company allocates certain corporate expenses to each of the segments.

     In 2005 no single customer accounted for more than 10% of total consolidated gross sales. In 2004 one customer, a distributor which represents multiple customers, accounted for 10.1% of consolidated gross sales. This customer is in the Human Health segment.

     The Company currently has a long-term sales contract within the Human Health segment that accounts for more than 10% of segment sales that is scheduled to expire at the end of 2008. There is no guarantee that this contract will be renewed.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(16) SEGMENT INFORMATION -- (CONTINUED)

     The following is a summary of business segment information:

                                                         2005       2004       2003
                                                       --------   --------   --------
GROSS SALES
Bioproducts..........................................  $149,498   $136,108   $119,298
Biopharma............................................    41,698     43,270     44,128
Human Health.........................................   260,790    259,737    242,165
                                                       --------   --------   --------
                                                       $451,986   $439,115   $405,591
                                                       ========   ========   ========

GROSS PRODUCT SALES DETAIL FOR EACH SEGMENT

                                                         2005       2004       2003
                                                       --------   --------   --------
BIOPRODUCTS:
  Research products..................................  $ 75,810   $ 70,657   $ 62,650
  Therapeutic application............................    73,688     65,451     56,648
                                                       --------   --------   --------
          Total Bioproducts..........................  $149,498   $136,108   $119,298
                                                       ========   ========   ========
BIOPHARMA:
  Contract biopharmaceutical manufacturing...........  $ 41,698   $ 43,270   $ 44,128
                                                       --------   --------   --------
          Total Biopharma............................  $ 41,698   $ 43,270   $ 44,128
                                                       ========   ========   ========
HUMAN HEALTH:
  Active pharmaceutical ingredients..................  $199,935   $200,555   $183,632
  Pharmaceutical intermediates and custom
     development.....................................    30,578     27,365     24,349
  Other..............................................    30,277     31,817     34,184
                                                       --------   --------   --------
          Total Human Health.........................  $260,790   $259,737   $242,165
                                                       ========   ========   ========

                                                         2005       2004       2003
                                                       --------   --------   --------
GROSS PROFIT
Bioproducts..........................................  $ 77,908   $ 74,930   $ 60,056
Biopharma............................................    (3,811)     4,880     11,829
Human Health.........................................    87,240     90,930     90,521
                                                       --------   --------   --------
                                                       $161,337   $170,740   $162,406
                                                       ========   ========   ========

                                                         2005       2004       2003
                                                       --------   --------   --------
OPERATING (LOSS)/PROFIT
Bioproducts..........................................  $ 25,670   $ 26,386   $ 17,205
Biopharma............................................   (97,245)   (53,813)     2,256
Human Health.........................................    20,711     50,651     56,818
Corporate............................................   (24,917)   (23,632)   (37,455)
                                                       --------   --------   --------
  Total operating (loss)/profit......................  $(75,781)  $   (408)  $ 38,824
                                                       ========   ========   ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(16) SEGMENT INFORMATION -- (CONTINUED)


                                                         2005        2004
                                                       --------   ----------
TOTAL ASSETS
Bioproducts..........................................  $231,965    $220,791
Biopharma............................................    58,652     134,591
Human Health.........................................   301,771     399,538
Corporate............................................    20,084      37,065
                                                       --------    --------
                                                       $612,472    $791,985
                                                       ========    ========

                                                         2005        2004        2003
                                                       --------   ----------   --------
CAPITAL EXPENDITURES
Bioproducts..........................................  $ 12,392    $ 10,601    $  8,477
Biopharma............................................     5,536       9,167      12,319
Human Health.........................................    21,223      18,593      15,646
Corporate............................................     1,156       1,119       1,415
                                                       --------    --------    --------
                                                       $ 40,307    $ 39,480    $ 37,857
                                                       ========    ========    ========

                                                         2005        2004        2003
                                                       --------   ----------   --------
DEPRECIATION
Bioproducts..........................................  $  6,066    $  5,514    $  5,125
Biopharma............................................     4,840       4,239       2,277
Human Health.........................................    24,533      27,950      25,072
Corporate............................................     1,179       1,234       1,734
                                                       --------    --------    --------
                                                       $ 36,618    $ 38,937    $ 34,208
                                                       ========    ========    ========

                                                         2005        2004        2003
                                                       --------   ----------   --------
AMORTIZATION
Bioproducts..........................................  $  1,295    $  1,455    $  1,206
Biopharma............................................       903         431         413
Human Health.........................................        84          35           7
                                                       --------    --------    --------
                                                       $  2,282    $  1,921    $  1,626
                                                       ========    ========    ========

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(17) FOREIGN OPERATIONS AND EXPORT SALES

     The following summarized data represents the gross sales and long lived tangible assets for the Company's domestic and foreign entities for 2005, 2004 and 2003:

                                                       DOMESTIC   FOREIGN     TOTAL
                                                       --------   --------   --------
2005
Gross sales..........................................  $217,787   $234,199   $451,986
Long-lived tangible assets...........................   112,500    116,910    229,410
2004
Gross sales..........................................  $200,442   $238,673   $439,115
Long-lived tangible assets...........................   124,595    156,195    280,790
2003
Gross sales..........................................  $181,925   $223,666   $405,591
Long-lived tangible assets...........................   118,509    150,638    269,147

     Export sales, included in domestic gross sales, in 2005, 2004 and 2003 amounted to $47,115, $29,945, and $22,100, respectively.

     Sales by geographic area consist of the following:

                                                         2005       2004       2003
                                                       --------   --------   --------
North America........................................  $204,421   $213,668   $206,079
Europe...............................................   219,728    198,540    173,035
Asia.................................................    18,927     17,723     16,401
Other................................................     8,910      9,184     10,076
                                                       --------   --------   --------
  Total..............................................  $451,986   $439,115   $405,591
                                                       ========   ========   ========

(18) COMMITMENTS

     The Company has operating leases expiring on various dates through the year 2013. The leases are primarily for the rental of office space, office and laboratory equipment and vehicles. At December 31, 2005, future minimum commitments under non-cancelable operating lease arrangements were as follows:

Year ended December 31:
  2006......................................................  $ 4,607
  2007......................................................    4,418
  2008......................................................    3,917
  2009......................................................    3,630
  2010 and thereafter.......................................    6,500
                                                              -------
  Total commitments.........................................  $23,072
                                                              =======

     Total operating lease expense was $4,826, $4,815 and $4,205 for the years ended December 31, 2005, 2004 and 2003, respectively.

     The Company is party to several unconditional purchase obligations resulting from contracts that contain legally binding provisions with respect to quantities, pricing and timing of purchases. The Company's purchase obligations include commitments to purchase raw materials and equipment and for the construction of a new

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(18) COMMITMENTS -- (CONTINUED)

warehouse and R&D laboratory. At December 31, 2005 future commitments under these obligations were as follows:

Year ended December 31:
  2006......................................................  $ 7,590
  2007......................................................    1,857
  2008......................................................    1,015
  2009......................................................      985
  2010 and thereafter.......................................    1,970
                                                              -------
  Total commitments.........................................  $13,417
                                                              =======

     In the first quarter 2003, the Company reached an agreement with Mylan Laboratories, Inc. under which the Company would contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. As of December 31, 2005, $7,615 was paid in accordance with the agreement, with the remaining $4,800 to be paid over the next three years. At December 31, 2005 future commitments under this agreement were as follows:

Year ended December 31:
  2006......................................................  $1,600
  2007......................................................   1,600
  2008......................................................   1,600
                                                              ------
  Total Commitments.........................................  $4,800
                                                              ======

(19) CONTINGENCIES

     The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. The Company continually assesses all known facts and circumstances as they pertain to all legal and environmental matters and evaluates the need for reserves and disclosures as deemed necessary based on these facts and circumstances and as such facts and circumstances develop.

  Environmental

     In connection with laws and regulations pertaining to the protection of the environment, the Company and/or its subsidiaries is a party to several environmental proceedings and remediation investigations and cleanups and, along with other companies, has been named a potentially responsible party for certain waste disposal sites ("Superfund sites"). Additionally, as discussed in the "Sale of Rutherford Chemicals" section of this Note, the Company has retained the liability for certain environmental proceedings, associated with the Rutherford Chemicals business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The resolution of such matters often spans several years and frequently involves regulatory oversight or adjudication. Additionally, many remediation requirements are not fixed and are likely to be affected by future technological, site, and regulatory developments. Consequently, the ultimate extent of liabilities with respect to such matters, as well as the timing of cash disbursements cannot be determined with certainty.

     In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(19) CONTINGENCIES -- (CONTINUED)

Company and the Company's current and former operating sites. These accruals were $6,413 and $6,247 at December 31, 2005 and December 31, 2004, respectively. The increase in the accrual is primarily due to estimated remediation costs at the Clifton site (see below) based on information developed during the third quarter of 2005 of $1,300 offset by a decrease in a reserve at an international site of $207, currency fluctuation of $581 and payments of $413. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of what it believes are the probable and estimable costs associated with environmental proceedings including amounts for legal and investigation fees where remediation costs may not be estimable at the reporting date.

     As a result of the sale of the Bayonne, New Jersey facility (see "Sale of Rutherford Chemicals" section of this Note), an obligation to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act was triggered and the Company has retained the responsibility for such obligation. The Company completed a Preliminary Assessment of the site and submitted the preliminary assessment to the New Jersey Department of Environmental Protection ("NJDEP"). The preliminary assessment identified potential areas of concern based on historical operations and sampling of such areas commenced. The Company has completed a second phase of sampling and determined that a third phase of sampling is necessary to determine the extent of contamination and any necessary remediation. The results of the completed and proposed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs, if required. The Company submitted its plan for the third phase of sampling to the NJDEP during the fourth quarter. The sampling will commence in the next few months.

     In March 2000, the Company completed the acquisition of the Cambrex Profarmaco Landen facility in Belgium. At the time of acquisition, Cambrex was aware of certain site contamination and recorded a reserve for the estimated costs of remediation. This property has been the subject of an extensive on-going environmental investigation. The investigation has been completed and the Company concluded that no change to the reserve was necessary based on the information developed through the investigation. The health risk assessment related to the site contamination is on-going, and is expected to be completed in the near future, and the results of such assessment may affect the reserves.

     The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. Prior to the acquisition by the Company, the operations were moved to another location and thereafter Cambrex purchased the business. In 1997, Cosan entered into an Administrative Consent Order with the NJDEP. Under the Administrative Consent Order, Cosan is required to complete an investigation of the extent of the contamination related to the Clifton site and conduct remediation as may be necessary. During the third quarter 2005, the Company completed the investigation related to the Clifton site, which extends to adjacent properties. The results of the investigation caused the Company to increase its related reserves by $1,300. The Company submitted the results of the investigation and proposed remedial action plan to the NJDEP. The increase in the reserves is based on the proposed remedial action plan. In February 2005, the New Jersey Federal District Court ruled that a lawsuit claiming property damages against Cosan by the owners of contaminated property adjacent to the Clifton location could be placed on the active calendar. Discovery in this matter is ongoing. The outcome of this matter could also affect the reserves.

     In mid-2004 the USEPA conducted a hazardous waste inspection of the Company's Charles city facility. Thereafter, the USEPA notified the facility of several alleged violations of the hazardous waste laws related to management of hazardous waste and requested additional information related to the alleged violations. The Company responded and provided information which questioned the conclusion that the violations occurred. Nevertheless, the USEPA concluded that several violations existed at the time of the inspection, and on October 3, 2005 issued the facility an order and penalty assessment in the amount of $189. On October 31,

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(19) CONTINGENCIES -- (CONTINUED)

2005 the Company filed a request for a hearing and an informal conference to discuss settlement. Settlement discussions have been on-going as we prepare for the hearing.

     In March 2006, the Company received notice from the United States Environmental Protection Agency ("USEPA") that two former operating subsidiaries are considered potentially responsible parties ("PRPs") at the Berry's Creek Superfund Site, Bergen County, New Jersey. Our operating companies are among many other PRPs that were listed in the notice. Pursuant to the notice the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry's Creek Site. The Company has met with the other PRPs. Both operating companies joined the groups of PRPs and filed a joint response to the USEPA agreeing to jointly negotiate to conduct or fund along with other PRPs an appropriate remedial investigation and feasibility study of the Berry's Creek Site. At this time it is too early to predict the extent of any liabilities, consequently we have not recorded any reserves for this matter.

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

  Litigation and Other Matters

     Mylan Laboratories

     In 1998 the Company and its subsidiary Profarmaco S.r.l. (currently known as Cambrex Profarmaco Milano S.r.l.") ("Profarmaco") were named as defendants (along with Mylan Laboratories, Inc. ("Mylan") and Gyma Laboratories of America, Inc., Profarmaco's distributor in the United States) in a proceeding instituted by the Federal Trade Commission ("FTC") in the United States District Court for the District of Columbia (the "District Court"). Suits were also commenced by several State Attorneys General. The suits alleged violations of the Federal Trade Commission Act arising from exclusive license agreements between Profarmaco and Mylan covering two APIs. The FTC and Attorneys' General suits were settled in February 2001, with Mylan (on its own behalf and on behalf of Profarmaco and Cambrex) agreeing to pay over $140,000 and with Mylan, Profarmaco and Cambrex agreeing to monitor certain future conduct.

     The same parties including the Company and Profarmaco have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of the APIs in generic form, making allegations similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

     In April 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. In accordance with the agreement $7,615 has been paid through December 31, 2005, with the remaining $4,800 to be paid over the next three years. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. As of December 31, 2005 the outstanding balance for this liability was $4,520.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(19) CONTINGENCIES -- (CONTINUED)

     Vitamin B-3

     In May 1998, the Company's subsidiary, Nepera, which formerly operated the Harriman facility and manufactured and sold niacinamide (Vitamin B-3), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. In 2000, Nepera reached agreement with the Government as to its alleged role in Vitamin B-3 violations from 1992 to 1995. The Canadian government claimed similar violations. All government suits in the U.S. and Canada have now been concluded.

     Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3. The actions seek injunctive relief and unspecified but substantial damages. All cases have been settled within established reserve amounts. Settlement documents will be finalized and payments will be made during the next several months. The balance of the reserves recorded within accrued liabilities related to this matter was $1,627 as of December 31, 2005.

     Litigation in the United States under the U.S. antitrust laws was commenced some years ago by a group of European purchasers. On motion by the Vitamin B-3 defendants, the District Court dismissed the litigation under the long-standing rule that foreign purchasers cannot sue in U.S. courts under U.S. antitrust statutes. Thereafter, the Federal Circuit Court for the District of Columbia reversed the District Court's decision. The Vitamin B-3 defendants, supported by the U.S. Department of Justice, appealed to the United States Supreme Court and oral arguments were heard on April 29, 2004. In June 2004, the United States Supreme Court ruled that foreign purchasers could not sue in U.S. courts under U.S. antitrust statutes if the conduct at issue resulted in purely foreign harm. However, the Court left open potential claims where foreign injuries suffered by foreign plaintiffs were dependent upon domestic harm resulting from conduct that violates the U.S. antitrust laws and remanded the matter to the Circuit Court for further proceedings. In June 2005, the District Court's finding against the plaintiffs was affirmed and the matter dismissed. During the fourth quarter 2005, the United States Supreme Court dismissed plaintiff's final appeal. This matter can be considered concluded.

     Sale of Rutherford Chemicals

     The Company completed the sale of its Rutherford Chemicals business in November 2003. Under the agreement for the sale ("Purchase Agreement"), the Company provided standard representations and warranties and included various covenants concerning the business, operations, liabilities and financial condition of the Rutherford Chemicals business ("Rutherford Business"). Most of such representations and warranties survived for a period of thirty days after the preparation of the audited financial statements for year-end 2004 by the purchasers of the Rutherford Business ("Buyers"). Therefore, claims for breaches of such representations would have to be brought during that time frame. Certain specified representations, warranties and covenants, such as those relating to employee benefit matters and certain environmental matters, survive for longer periods and claims under such representations, warranties and covenants could be brought during such longer periods. Under the Purchase Agreement, the Company has indemnified the Buyers for breaches of representations, warranties and covenants. Indemnifications for certain but not all representations and warranties are subject to a deductible of $750 and a cap at 25 percent of the purchase price.

     Under the Purchase Agreement, the Company has retained the liabilities associated with existing general litigation matters related to Rutherford Chemicals, including the Vitamin B-3 matter as stated above. With respect to certain pre-closing environmental matters, the Company retains the responsibility for: (i) certain existing matters including violations, environmental testing for the New York facility incinerator and off-site

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(19) CONTINGENCIES -- (CONTINUED)

liabilities; and (ii) completing the on-going remediation at the New York facility. Further, as a result of the sale of the Bayonne, New Jersey facility within Rutherford Chemicals, and as discussed in the Environmental Section above, the obligation to investigate site conditions and conduct required remediation under the provisions of the New Jersey Industrial Site Recovery Act was triggered; and the Company has retained the responsibility for completion of any such investigation and remediation. With respect to all other pre-closing environmental liabilities, whether known or unknown, the Buyer is responsible for the management of potential future matters; however, the Buyer and the Company may share the costs of associated remediation with respect to such potential future matters, subject to certain limitations defined in the agreement for sale. The Company has accrued for exposures which are deemed probable and estimable.

     In March 2005, the Company received a claim from the Buyers claiming breach of certain representations, warranties and covenants contained in the Purchase Agreement. In April 2005 the Company responded rejecting the claim. Thereafter, the Buyers submitted an amended claim. The amended claim alleges breaches of representations, warranties and covenants covering each of the five operating sites sold pursuant to the Purchase Agreement and are related primarily to facility structures, utilities and equipment and alleges damages of $26,407. To the extent the alleged damages arise from breaches of representations and warranties, the claim would be subject to a cap of between approximately $14,000 and $16,250, depending on whether certain contingent payments are made, and is subject to the deductible of $750 which is the responsibility of the Buyers. In May 2005, the Company responded to the Buyers and rejected the claim entirely. Management currently believes that the foregoing claims are without merit and will vigorously defend against the claim. As such, the Company has no reserves related to this matter.

     In September 2005, the Company received a request for indemnity ("September Notice") from the Buyers related to an arbitration claim filed by a Rutherford Business customer ("Customer"). The arbitration claim arises from a claimed breach of a supply agreement that was assigned to and assumed by the Buyers pursuant to the Purchase Agreement. Thereafter, the Company was also served with an arbitration claim by the Customer related to the same matter. In the arbitration claim, the Customer claims $30,000 in damages arising from Buyers' breach of the supply agreement. The Buyers claim that the September Notice amends the earlier claims that they filed in March and April 2005, as discussed above, and that the Customer's claimed breach of the supply agreement should be treated as part of a breach of a representation, warranty or covenant set forth in the earlier notices. The supply agreement was assigned to and assumed by the Buyers, and the Company has now been dismissed from the Customer's arbitration claim. In October 2005, the Company rejected the Buyers' claim for indemnity under the September Notice in its entirety.

     In October 2005, the Company received a notice from the Buyers ("October Notice") which summarized the claims previously received in March and April 2005, along with the Buyer's response to the Company's April and May rejection of the earlier notices. The October Notice also set forth additional claims for environmental matters related to the Rutherford Business that relate to environmental matters at each of the five operating sites sold pursuant to the Purchase Agreement. In December 2005 Buyers added two additional environmental claims related to the former operating sites ("December Notices"). The Company has now responded to the October and December Notices disputing the environmental claims on various grounds, including that the Company believes most claims relate to Buyers' obligations under the Purchase Agreement. The Company also requested additional information because some environmental claims may be covered by sections of the Purchase Agreement where the parties share liability concerning environmental matters (see above). Management continues its evaluation of the Buyers' information and is in discussions concerning resolution of the claims.

     In April 2006, the Company and its Seller subsidiaries received a summons and complaint (the Complaint) from the Buyers, which was filed in the Supreme Court of the State of New York, County of

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(19) CONTINGENCIES -- (CONTINUED)

New York. The Complaint seeks indemnification, declaratory and injunctive relief for alleged (i) breaches of presentations, warranties and covenants covering each of the former operating sites related to facility structures, utilities and equipment included in the March, April and October Notices mentioned above and the allegedly related breach of the Customer Supply Agreement arising from a breach of warranty at the Harriman facility included in September Notice mentioned above (collectively Equipment Matters); and (ii) claims related to environmental matters at each of the five operating locations, most of which related to the former Harriman location included in the October Notice and December Notices mentioned above (collectively Environmental Matters).

     The Company continues its evaluation of Buyers' allegations and intends to defend itself against these claims vigorously. The Company continues to believe that the Equipment Matters are without merit. Further, the Company continues to believe that based on current information the majority of the claims are either Buyers' responsibility or without merit and the remaining are otherwise not reasonably estimable at this time. As such the Company has recorded no reserves for this matter.

     Class Action Matter

     In October 2003, the Company was notified of a securities class action lawsuit filed against Cambrex and five former and current Company officers. Five class action suits were filed with the New Jersey Federal District Court ("the Court"). In January 2004, the Court consolidated the cases, designated the lead plaintiff and selected counsel to represent the class. An amended complaint was filed in March 2004. The lawsuit has been brought as a class action in the names of purchasers of the Company's common stock from October 21, 1998 through July 25, 2003. The complaint alleges that the Company failed to disclose in timely fashion the January 2003 accounting restatement and subsequent SEC investigation, as well as the loss of a significant contract at the Baltimore facility.

     The Company filed a Motion to Dismiss in May 2004. Thereafter the plaintiff filed a reply brief. In October 2005, the Court denied the Company's Motion to Dismiss against the Company and two current Company officers. The Company has reached its deductible under its insurance policy and further costs, expenses and any settlement is expected to be paid by the Company's insurers. The Company continues to believe that the complaints are without merit and will vigorously defend against them. As such, the Company has recorded no reserves related to this matter.

     Securities and Exchange Commission

     The SEC is currently conducting an investigation into the Company's inter-company accounting procedures from the period 1997 through 2001. The investigation began in the first half of 2003 after the Company voluntarily disclosed certain matters related to inter-company accounts for the five-year period ending December 31, 2001 that resulted in the restatement of the Company's financial statements for those years. To the Company's knowledge, the investigation is limited to this inter-company accounting matter, and the Company does not expect further revisions to its historical financial statements relating to these issues. The Company is fully cooperating with the SEC.

     Baltimore Litigation

     In 2001, the Company acquired the biopharmaceutical manufacturing business in Baltimore. The sellers filed suit against the Company alleging that the Company made false representations during the negotiations on which the sellers relied in deciding to sell the business and that the Company breached its obligation to pay additional consideration as provided in the purchase agreement which was contingent on the performance of

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(19) CONTINGENCIES -- (CONTINUED)

the purchased business. Management believes the matter to be without merit and has been vigorously defending the suit.

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

     The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of December 31, 2005.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

(20) CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    1ST          2ND            3RD           4TH
                                                  QUARTER      QUARTER        QUARTER       QUARTER     YEAR(1)
                                                 ----------   ----------   -------------   ---------   ---------
2005
Gross sales....................................   $110,462     $116,171      $104,500      $ 120,853   $ 451,986
  Net revenues.................................    111,933      116,746       104,585        121,833     455,097
Gross profit...................................     43,262       40,270        36,822         40,983     161,337
  Net income/(loss)............................      4,090        7,080           (48)      (121,580)   (110,458)
Basic earnings per share:(4)
  Net income/(loss)............................       0.16         0.27         (0.00)         (4.56)      (4.18)
Diluted earnings per share:(4)
  Net income/(loss)............................       0.15         0.27         (0.00)         (4.56)      (4.18)
Average shares:
  Basic........................................     26,346       26,402        26,418         26,654      26,456
  Diluted......................................     26,630       26,510        26,418         26,654      26,456

                                                     1ST          2ND            3RD           4TH
                                                  QUARTER(2)   QUARTER(2)   QUARTER(2)(3)    QUARTER       YEAR
                                                  ----------   ----------   -------------   ----------   --------
2004
Gross sales.....................................   $113,549     $108,951      $ 99,250       $117,365    $439,115
Net revenues....................................    115,632      110,049       100,336        117,640     443,657
Gross profit....................................     45,471       42,006        39,194         44,069     170,740
Income/(loss) from continuing operations........      7,759        6,339       (44,861)         4,871     (25,892)
Loss on discontinued operations.................       (742)          --          (236)            --        (978)
Net income/(loss)...............................      7,017        6,339       (45,097)         4,871     (26,870)
Basic earnings per share:(4)
  Income/(loss) from continuing operations......       0.30         0.24         (1.72)          0.19       (0.99)
  Loss on discontinued operations...............      (0.03)          --         (0.01)            --       (0.04)
  Net income/(loss).............................       0.27         0.24         (1.73)          0.19       (1.03)
Diluted earnings per share:(4)
  Income/(loss) from continuing operations......       0.29         0.24         (1.72)          0.18       (0.99)
  Loss on discontinued operations...............      (0.03)          --         (0.01)            --       (0.04)
  Net income/(loss).............................       0.26         0.24         (1.73)          0.18       (1.03)
Average shares:
  Basic.........................................     26,001       26,112        26,109         26,154      26,094
  Diluted.......................................     26,605       26,383        26,109         26,540      26,094

(1) Results for 2005 include pre-tax charges for goodwill impairment of $76,385, long-lived asset impairment of $30,792 and a tax benefit related to the long-lived asset impairment of $1,673, recorded within the provision for income taxes in the Biopharma and Human Health segments (fourth quarter). The 2005 results also include pre-tax charges for executive severance of $4,223 (fourth quarter) and an increase in an environmental reserve of $1,300 recorded in operating expenses (third quarter) and a tax benefit due to a favorable Swedish court decision of $3,329 (second quarter) and an increase in valuation allowances against domestic deferred tax assets totaling $16,926 (fourth quarter) within the provision for income taxes. The Company also recorded a net decrease to the tax provision of $524 relating to prior period adjustments (fourth quarter).

(2) During the 2004 year-end financial reporting process, the Company identified certain accounting adjustments principally related to amortization of leasehold improvements, employee benefit accruals, inventory and taxes that impacted prior years and prior quarters within 2004. The aggregate impact of the prior years' adjustments was a reduction to net income of $475 and is not considered material to any prior period. The impact on net income for the first, second and third quarters of 2004 was an increase of $36, an increase of $229 or $0.01 per fully diluted share and a decrease of $666 or $0.03 per fully diluted share, respectively. The Company has restated the results of the first three quarters of 2004 to reflect these adjustments. The prior years' adjustment of $475 has been reflected in the restated first quarter results, netting to a $439 reduction to net income or $0.02 per fully diluted share.

(3) The third quarter 2004 includes a goodwill impairment charge related to the Baltimore reporting unit of the Biopharma segment of $48,720.

(4) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period, as such, the sum of the quarters may not necessarily equal the earnings per share amount for the year.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A  CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2005, at the reasonable assurance level, because of the material weakness described in Management's Report on Internal Control over Financial Reporting.

     Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and include those policies and procedures that:

     - Pertain to the maintenance of records, that in reasonable detail, accurately and fairly represent the transactions and dispositions of the assets of the Company,

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors of the Company, and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, the Company did not maintain effective controls over the accounting for income taxes. Specifically, the Company did not have a sufficient level of experienced personnel to enable the Company to properly consider and apply generally accepted accounting principles to the accounting for income taxes. Additionally, the Company did not maintain effective controls to determine the completeness and accuracy of the components of the income tax provision calculations and the related deferred income taxes and income taxes payable, including the monitoring of the differences between the tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred taxes balances. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of other comprehensive income, income taxes payable, deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

     As a result of the material weakness described above, the Company's management has concluded that, as of December 31, 2005, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control -- Integrated Framework issued by the COSO.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein under Item 8.

REMEDIATION OF MATERIAL WEAKNESS

     The Company has taken and is taking the following actions to address this material weakness in its accounting for income taxes:

     - Strengthened procedures whereby the current income tax payable account and deferred income tax asset and liability accounts will be reconciled on a regular and timely basis.

     - Reorganized the corporate tax department; the Vice President of Tax has elected to leave the Company, created and filled a new position- Senior Tax Director, and aligned the corporate tax department to report to the Vice President of Finance.

     - Increased level of review and discussion of significant tax matters and supporting documentation with senior finance management.

     - Hired a Tax Director in January of 2006 to fill a vacancy within the corporate tax department.

     - Identifying interim personnel to augment existing corporate tax staff to ensure there are adequate resources to reconcile all tax-related accounts for each reporting period.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a -15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B  OTHER INFORMATION

     The Company has updated the December 31, 2005 financial information included in its February 22, 2006 Form 8-K and the related exhibit. Revisions were made to the Consolidated Income Statement and Segment Information for asset impairment charges, and provision for income taxes for the year ended December 31, 2005 as well as the December 31, 2005 Consolidated Balance Sheet primarily for goodwill and property plant and equipment. The Financial Statements and Supplementary Data are included in Item 8 of this Form 10-K.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the officers of the Company:

NAME                                        AGE                     OFFICE
----                                        ---                     ------
James A. Mack*............................  68    Chairman of the Board of Directors,
                                                  President and Chief Executive Officer
Gary L. Mossman*..........................  65    Executive Vice President and Chief
                                                  Operating Officer
Luke M. Beshar*...........................  47    Executive Vice President and Chief
                                                  Financial Officer
Thomas N. Bird*...........................  61    Vice President, Corporate Development
Ronnie D. Carroll, PhD*...................  65    Vice President and Chief Technology
                                                  Officer, Pharmaceutical Technologies
Shawn P. Cavanagh*........................  40    Senior Vice President and General Manager,
                                                  Bioproducts Business Unit
Robert J. Congiusti*......................  52    Vice President, Information Technology
Mary E. Fletcher..........................  44    Assistant General Counsel and Assistant
                                                  Corporate Secretary
Anup Gupta................................  41    Vice President, Financial Planning and
                                                  Treasurer
Steven M. Klosk*..........................  48    Executive Vice President and Chief
                                                  Operating Officer, Biopharma Business Unit
Melissa M. Lesko..........................  43    Vice President, Human Resources
Gary P. Morrison..........................  51    Vice President, Tax
Paolo Russolo*............................  61    President, Cambrex Profarmaco Business Unit
Gregory P. Sargen*........................  40    Vice President, Finance
Charles W. Silvey.........................  47    Vice President, Internal Audit
Peter E. Thauer*..........................  66    Senior Vice President, Law and Environment,
                                                  General Counsel and Corporate Secretary

* Executive Officer

     The Company's executive officers are elected by the Board of Directors and serve at the Board's discretion.

     Mr. Mack joined Cambrex in February 1990 and was reappointed President and Chief Executive Officer of Cambrex in February 2006. Mr. Mack had retired as President and Chief Executive Officer in August 2004. He joined the Company as President and Chief Operating Officer and was appointed to the position of President and Chief Executive Officer in April 1995. Mr. Mack has been a director of the Cambrex Board of Directors since joining the Company in 1990 and was appointed Chairman of the Board of Directors in October 1999. Prior to joining Cambrex, Mr. Mack was Vice President in charge of the worldwide Performance Chemicals business of Olin Corporation. Mr. Mack was Executive Vice President of Oakite Products, Inc. from 1982 to 1984. Prior to joining Oakite, he held various positions with The Sherwin-Williams Company, most recently as President and General Manager of the Chemicals Division from 1977 to 1981. Mr. Mack is a past Chairman of the Board of Governors of the Synthetic Organic Chemical Manufacturing Association and is a member of the Board of Trustees of the Michigan Tech Alumni Fund.

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

     Mr. Beshar joined Cambrex in December 2002 and currently serves in the role of Executive Vice President and Chief Financial Officer. He joined the Company as Senior Vice President and Chief Financial Officer and in February 2004 was appointed to his current position. Prior to joining Cambrex, Mr. Beshar was Senior Vice President and Chief Financial Officer with Dendrite International. Prior to Dendrite, he was Executive Vice President, Finance and Chief Financial Officer for Exp@nets, Inc. from 1998 through 2002. Mr. Beshar has served as Chief Financial Officer for other businesses in his career and has been the President and Chief Financial Officer of a company privately owned by Merrill Lynch Capital Partners. Mr. Beshar is a member of the Board of Directors of PNY Technologies, Inc.

     Mr. Bird joined Cambrex in 1997 and currently serves in the role of Vice President, Corporate Development. He joined the Company as President and Chief Operating Officer -- Nepera Inc. and was appointed to the position of President, Biotechnology Group in July 1998. In December 2000, he was appointed to the position of Vice President Business Development -- Life Sciences. In December 2002, he was appointed to his current position of Vice President, Corporate Development. Prior to joining Cambrex, Mr. Bird was President of Bavier, Bulger & Goodyear, a management consulting firm, from 1994 to 1997. From 1989 to 1994, he was with Commercial Intertech Corporation, serving in various management roles, most recently as Group Vice President, Fluid Purification Group. From 1984 to 1989, he served as Founder and President of W.M.A Incorporated. Mr. Bird also served in various general management roles with Sherwin Williams Company from 1979 to 1984.

     Dr. Carroll joined Cambrex in September 1997 and currently serves in the role of Vice President and Chief Technology Officer, Pharmaceutical Technologies. He joined the Company as Vice President Technology and was appointed to his current position in January 2002. Prior to joining Cambrex, Dr. Carroll had been with Bristol-Myers Squibb from 1983 to 1997, most recently in the role of Vice President, Chemical Development for Bristol-Myers Squibb Technical Operations. Dr. Carroll was with Pfizer, Inc. from 1966 to 1983 in various research and development roles.

     Mr. Cavanagh joined Cambrex in October 1999 and currently serves in the role of Senior Vice President and General Manager, Bioproducts Business Unit. Mr. Cavanagh joined Cambrex with the acquisition of FMC BioProducts where he served as Site Director. In October 2000, he was appointed Global Director, Endotoxin Detection and in February 2004, to the position of Vice President, Bioproducts. He was appointed to his current position in September 2005. Prior to joining Cambrex, Mr. Cavanagh held various management and engineering positions with FMC.

     Mr. Congiusti joined Cambrex in September 1994 and currently serves in the role of Vice President, Information Technology. He joined the Company as Director, Information Services and was appointed to his current position in November 1998. Prior to joining the Company, he held various senior information systems management positions from 1984 to 1994 at International Specialty Products and American Cyanamid Company.

     Ms. Fletcher joined Cambrex in September 1992 and currently serves in the role of Assistant General Counsel and Assistant Corporate Secretary. She joined the Company as Associate Counsel. Ms. Fletcher was appointed Senior Counsel in January 1997 and Assistant General Counsel in May 2000. She was appointed to her current role in November 2005. Prior to joining Cambrex, Ms. Fletcher was with the New Jersey Department of Environmental Protection from 1985 to 1989, serving in various environmental compliance and enforcement roles.

     Mr. Gupta joined Cambrex in October 2003 and currently serves as Vice President, Financial Planning and Treasurer. He joined the Company as Director, Financial Planning and Analysis and was appointed

Director, Finance in September 2005. In February 2006, he was promoted to his current position. Prior to joining Cambrex, Mr. Gupta was with Satyam Computer Services as Vice President, Automotive Vertical Business Unit from 2002 to 2003. From 1987 to 2002, he worked in various capacities at Planet One, Scient, Trilogy, The Boston Consulting Group and Andersen Consulting (now known as Accenture).

     Mr. Klosk joined Cambrex in October 1992 and currently serves in the role of Executive Vice President and Chief Operating Officer, Biopharma Business Unit. Mr. Klosk joined the Company as Vice President, Administration. He was appointed Executive Vice President, Administration in October 1996 and was promoted to the position of Executive Vice President, Administration and Chief Operating Officer for the Cambrex Pharma and Biopharmaceutical Business Unit in October 2003. In January 2005, Mr. Klosk assumed direct responsibility for the leadership of the Biopharmaceutical Business Unit as Chief Operating Officer. From 1988 until he joined Cambrex, Mr. Klosk was Vice President, Administration and Corporate Secretary for The Genlyte Group, Inc. From 1985 to 1988, he was Vice President, Administration for Lightolier, Inc., a subsidiary of The Genlyte Group, Inc.

     Ms. Lesko joined Cambrex in August 1995 and currently serves in the role of Vice President, Human Resources. She joined Cambrex as Manager, Human Resources and was promoted to the position of Director, Compensation, Staffing and Development in October 2001. In October 2004, she was promoted to her current position. Prior to joining Cambrex, Ms. Lesko held various human resources management positions at The Genlyte Group, Inc. and RCA Records.

     Mr. Morrison joined Cambrex in July 2004 as Vice President, Tax. From 2000 until 2004, he held the position of Vice President, Corporate Taxation with Movado Group, Inc. From 1998 to 2000, he was with Calvin Klein, Inc., as Tax Director and Ernst & Young as Senior Tax Manager, U.S. Corporate Tax from 1996 to 1998. Prior experience includes BCE Telecom Corporation from 1988 to 1995 and Pirelli Cable Corporation from 1986 to 1988, serving in various management roles in corporate taxation.

     Dr. Russolo is President, Cambrex Profarmaco Business Unit and joined the Company in 1994 with the acquisition of Profarmaco Nobel S.r.l. in Milan Italy, where he served as Managing Director since 1982. Dr. Russolo joined Profarmaco Nobel S.r.l. in 1971. Upon the acquisition of Profarmaco Nobel S.r.l., Dr. Russolo continued serving in the role of Managing Director until 2000, when he was appointed to his current position.

     Mr. Sargen joined Cambrex in February 2003 as Vice President, Finance. Previously, he was with Exp@nets, Inc. from 1999 through 2002, serving in the roles of Executive Vice President, Finance/Chief Financial Officer and Vice President/Corporate Controller. From 1996 to 1998, he was with Fischer Scientific International's Chemical Manufacturing Division, serving in the roles of Vice President, Finance and Controller. Mr. Sargen has also held various positions in finance, accounting and audit with Merck & Company, Inc., Heat and Control, Inc., and Deloitte & Touche.

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

     Mr. Thauer joined Cambrex in August 1989 and currently serves in the role of Senior Vice President, Law and Environment, General Counsel, and Corporate Secretary. He joined the Company as General Counsel and Corporate Secretary and was appointed Vice President, Law and Environment in December

1992. He was appointed to his current position in January 2001. From 1987 until 1989, he was Counsel to the business and finance group of the firm of Crummy, Del Deo, Dolan, Griffinger and Vecchione. From 1971 to 1987, Mr. Thauer held various positions with Avon Products, Inc., including U.S. Legal Department Head and Corporate Assistant Secretary.

                               BOARD OF DIRECTORS

     The Board of Directors is responsible for directing the management of the business and affairs of the Company. The Board holds regular meetings five times each year and holds additional special meetings as required. During 2005 the Board held ten meetings.

     Non-management directors have regularly scheduled executive sessions in which they meet without the presence of members of management. These executive sessions occur before or after each regularly scheduled meeting of our Board and may also occur in conjunction with special meetings. The Lead Director of these executive sessions is John R. Miller.

     Our Board has affirmatively determined, after considering all of the relevant facts and circumstances, that all of the directors, other than James A. Mack and Ilan Kaufthal, are independent from our management under the standards set forth in the Company's Independence Standards for Directors, which was adopted by the Board in January 2004 and is attached to this proxy statement as
Exhibit 1. This means that none of the independent directors have any direct or indirect material relationship with the Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with us. As a result, the Company has a majority of independent directors on our Board as required by the listing standards of the New York Stock Exchange.

     The Board has established four standing committees: the Audit Committee, the Compensation Committee, the Governance Committee and the Regulatory Affairs Committee. The Charters of such Committees as well as the Corporate Governance Guidelines and Code of Business Conduct & Ethics are available on our website (www.cambrex.com), under the "Investors-Governance" captions.

     The Company will also provide any of the foregoing information in print without charge upon written request to the Corporate Secretary, Cambrex Corporation, One Meadowlands Plaza, 15(th) Floor, East Rutherford, New Jersey 07073.

     The Audit Committee, comprised of four independent directors, appoints (subject to stockholder ratification) the accounting firm to act as the independent accountants for the Company, consults with the accounting firm concerning the scope of the audit, reviews the audit results and reviews the Company's internal financial controls and procedures with the independent accountants and with members of management. The Charter of the Audit Committee has been adopted by the Committee and approved by the Board. All of the members of the Audit Committee are independent within the meaning of SEC regulations, the listing standards of the New York Stock Exchange and the Company's Independence Standards for Directors. The Audit Committee held eleven meetings in 2005.

     The Compensation Committee, comprised of four independent directors, oversees the Company's executive compensation programs and policies and administers the Company's Equity and Incentive Plans. The Charter of the Compensation Committee has been adopted by the Committee and approved by the Board. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the New York Stock Exchange and the Company's Independence Standards for Directors. The Compensation Committee held seven meetings in 2005.

     The Governance Committee, comprised of four independent directors, is responsible for reporting to the Board of Directors concerning its evaluation of the performance of the Chief Executive Officer, individual directors and the Board as a whole. The Governance Committee makes recommendations to the Board of Directors concerning nominees for election to the Board at Annual Stockholder Meetings and candidates for newly created directorships and vacancies on the Board. The Charter of the Governance Committee has been adopted by the Committee and approved by the Board. All of the members of the Governance Committee are independent within the meaning of the listing standards of the New York Stock Exchange and the Company's Independence Standards for Directors. The Governance Committee held three meetings in 2005.

     The Regulatory Affairs Committee, comprised of three non-management directors, oversees the Company's compliance with Food and Drug Regulations and environmental and safety affairs. The Regulatory Affairs Committee held four meetings during 2005.

     Under the retirement policy for non-employee directors established by the Board of Directors in 1989, a non-employee director (other than incumbent directors when the policy was adopted) must not have attained age 72 at the time of election and may not serve as a director beyond the Annual Meeting next following such person's 72nd birthday.

                       CONSIDERATION OF DIRECTOR NOMINEES

                              STOCKHOLDER NOMINEES

     The Governance Committee will consider nominees recommended by stockholders. Such recommendations for the 2007 Annual Meeting should be sent to the Corporate Secretary of the Company not later than January 24, 2007, and should include such information as specified in the Company's By-Laws.

                            DIRECTOR QUALIFICATIONS

     The Company's Corporate Governance Guidelines set forth Board membership criteria. Under these criteria, members of the Board should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the stockholders. Their skills and backgrounds should include, among other things, experience in making decisions, a track record of competent judgment, the ability to function rationally and objectively, and experience in different businesses and professions. Directors must be willing to devote sufficient time to carrying out their duties and responsibilities effectively, and should be committed to serve on the Board for an extended period of time. Directors should not serve on more than four other boards of public companies in addition to the Cambrex Board. Current positions in excess of these limits may be maintained unless the Board determines that doing so would impair the director's service on the Cambrex Board.

               IDENTIFYING AND EVALUATING NOMINEES FOR DIRECTORS

     The Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director. The Governance Committee regularly assesses the appropriate size of the Board, and whether any vacancies on the Board are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Governance Committee considers various candidates for director. Candidates may come to the attention of the Governance Committee through current Board members, professional search firms, stockholders or other persons. These candidates are evaluated at regular or special meetings of the Governance Committee, and may be considered at any point during the year. As described above, the Governance Committee considers properly submitted stockholder nominations for candidates for the Board. In addition to the standards and qualifications set out in the Company's Corporate Governance Guidelines, the Governance Committee also considers such other relevant factors as it deems appropriate, including the current composition of the Board, the balance of management and independent directors, the need for Audit Committee expertise and the evaluations of other prospective nominees. There are no differences in the manner in which the Governance Committee evaluates nominees for director based on whether or not the nominee is recommended by a stockholder.

COMPENSATION OF DIRECTORS

     From January until July 1, 2005, the Company paid each non-employee director of the Company an annual fee of $23,000, as well as $1,000 for each Board, Committee and Stockholders' Meeting attended, except that the Chairperson of the Compensation, Audit, Regulatory Affairs and Governance Committees received $1,500 for each Committee meeting chaired. On June 2, 2005, the Board of Directors approved a new Directors' Compensation Program, effective July 1, 2005. Under the new Directors' Compensation Program, effective July 1, 2005, the annual fee was increased to $26,000 and was prorated for 2005 service. The additional Annual Retainer fee of $5,000 for the Chairman of the Audit Committee which was approved by the Board in January 2004 remains effective. Further, under the new Directors' Compensation Program, effective January 1, 2005, (i) each non-employee director of the Company (i) will receive $1,000 for each telephonic Board and Committee meeting, except that the Chairperson of the Compensation, Audit, Regulatory Affairs and Governance Committees will each receive $1,500 for each telephonic Committee meeting chaired; (ii) will receive $1,500 for each in-person Board and Committee meeting attended, except that the Chairperson of the Compensation, Audit, Regulatory Affairs and Governance Committees will each receive $2,000 for each in-person Committee meeting chaired and the lead director shall receive $2,000 for each Board meeting attended. Under the new Director's Compensation Program all retainer and meeting fees for 2005 were paid in cash. Directors also receive reimbursement for expenses incurred in connection with meeting attendance. Employees of the Company who are also directors will not receive any separate fees for acting as directors.

     In 1995 the Board adopted a policy that each director, within three years after joining the Board, shall have acquired an amount of Company Common Stock equal in value to the annual Board retainer. This policy remains effective. In 1995, the Board adopted a Non-Employee Directors' Deferred Compensation Plan permitting non-employee Directors to defer receipt of Board fees including Company Common Stock otherwise issuable in payment of Board fees beginning with fees payable after January 1, 1996.

     Pursuant to the terms of the Non-Employee Director Program of the 1996, 1998, 2001, 2003 and 2004 Plans (the "Plans"), each new non-employee director shall be awarded an option to purchase 2,000 shares of the Company's Common Stock upon election as a director. The Plans further provide that each non-employee director will receive a grant of options to purchase 2,000 shares of Common Stock at the first meeting of the Board of Directors following each Annual Meeting of Stockholders of the Company. Each such option will have a per share exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Options granted to non-employee directors shall be non-qualified options with a seven-year term. Each option will become exercisable six months after the date of grant, subject to acceleration upon a change in control. In April 2005 the Board of Directors granted options to purchase 2,000 shares of Common Stock under the Plans to Rosina B. Dixon, Roy W. Haley, Kathryn Rudie Harrigan, Leon J. Hendrix, Jr., Ilan Kaufthal, William B. Korb, James A. Mack, John R. Miller and Peter G. Tombros.

                             ELECTION OF DIRECTORS

     The Board of Directors of the Company is divided into three classes. The term of office of the directors in Class I expires at this Annual Meeting with the terms of office of the directors in Class II and Class III ending at successive Annual Meetings. At this Annual Meeting two directors in Class I will be elected to hold office until the 2009 Annual Meeting and until their successors shall be elected and qualified. Each of the nominees has consented to serve as a director if elected. To be elected, each nominee for director requires a plurality of the votes cast. Abstentions and broker non-votes will not be counted in connection with the election of directors. A properly executed proxy marked "Withhold" with respect to the election of one or more directors will not be voted with respect to the director or directors indicated. The following sets forth with respect to the two persons who have been nominated by the Board of Directors for election at this Annual Meeting and the other directors of the Company certain information concerning their positions with the Company (including its predecessor and now wholly-owned subsidiary CasChem, Inc.) and principal outside occupations and other directorships held. Except as otherwise disclosed herein, none of the corporations or organizations listed below is a parent, subsidiary or other affiliate of the Company.

NOMINEES FOR ELECTION TO SERVE AS DIRECTORS UNTIL 2009 ANNUAL MEETING (CLASS I)

     David R. Bethune (age 65). Director since June 2005. Member of the Compensation and Governance Committees of the Board of Directors. Retired Chairman and Chief Executive Officer of Atrix Laboratories, a drug delivery and product development company, where he has been a director of the company for the past ten years. Prior to Atrix Laboratories, he was President and Chief Operating Officer of IVAX Corporation, a pharmaceutical company. Before joining IVAX, began a start-up pharmaceutical company venture formed by Mayo Medical Ventures, a business unit of Mayo Clinics of Rochester. He previously served as group Vice President of American Cyanamid Company and a member of the Executive Committee where he had executive authority for human biologicals, consumer health products, pharmaceuticals and ophthalmics as well as global medical research. He was also President of the Lederle Laboratories Division of American Cyanamid Company and President of GD Searle's North American operations in the 1980's. He currently serves on the Boards of Zila Incorporated and Female Health Company.

     Kathryn Rudie Harrigan (age 55). Director since 1994. Member of the Audit Committee of the Board of Directors. Since 1981, Professor, Management of Organizations Division of the Columbia University Business School, and, since 1993, the Henry R. Kravis Professor of Business Leadership at Columbia University Business School. Member of the Board of Active International.

DIRECTORS SERVING UNTIL 2007 ANNUAL MEETING (CLASS II)

     Rosina B. Dixon, M.D. (age 63). Director since 1995 and Chairperson of the Compensation Committee and member of the Regulatory Affairs Committee of the Board of Directors. Dr. Dixon has been a consultant to the pharmaceutical industry since May 1986. Prior to that time, she was Vice President and Secretary of Medical Market Specialties Incorporated, as well as a member of its Board of Directors. Dr. Dixon previously served as Medical Director, Schering Laboratories, Schering-Plough Corporation. Prior to that, she was Executive Director Biodevelopment, Pharmaceuticals Division, CIBA-GEIGY Corporation. She is a member of the Board of Directors of Church & Dwight Co., Inc.

     Roy W. Haley (age 59). Director since 1998. Chairman of the Audit Committee of the Board of Directors. Chairman, President and Chief Executive Officer of WESCO International, Inc. (NYSE), an electrical products distribution company. Prior to joining WESCO in 1994, served as President and Chief Operating Officer of American General Corporation, one of the nation's largest consumer financial services organizations. Began his career in 1969 with the management consulting division of Arthur Andersen & Co. and served as a partner from 1980 until 1988. Director of United Stationers, Inc. (NASDAQ), Pittsburgh Branch of the Federal Reserve Bank of Cleveland and civic organizations generally based in Western Pennsylvania.

     Leon J. Hendrix, Jr. (age 64). Director since 1995 and Chairman of the Governance Committee and member of the Compensation Committee of the Board of Directors. Chairman of Remington Arms Co. since December 1997 and from December 1997 until April 1999 was also Chief Executive Officer. From 1993 to 2000, Mr. Hendrix was a Principal of Clayton, Dubilier & Rice, Inc., a private investment firm. Prior thereto, Mr. Hendrix was with Reliance Electric Company, a manufacturer and seller of industrial and telecommunications equipment and services, since 1973, where he held a series of executive level positions, most recently Chief Operating Officer and a member of the Board of Directors since 1992. Mr. Hendrix is a member of the Boards of Directors of Keithley Instruments, Inc., and NACCO Industries, Inc. He is also Chairman of the Clemson University Board of Trustees.

     Ilan Kaufthal (age 58). Director since the Company commenced business in 1981. Member of the Regulatory Affairs Committee of the Board of Directors. Vice Chairman of Investment Banking at Bear, Stearns & Co., Inc. since joining that firm in May 2000. Until joining Bear, Stearns & Co., Inc., he was with Schroder & Co. Incorporated as Vice Chairman and head of mergers and acquisitions for thirteen years. Prior thereto, he was with NL Industries, Inc., a firm in the chemicals and petroleum services businesses, as its Senior Vice President and Chief Financial Officer. Director of United Retail Group, Inc. and Russ Berrie & Company, Inc.

DIRECTORS SERVING UNTIL 2008 ANNUAL MEETING (CLASS III)

     William B. Korb (age 65). Director since 1999 and member of the Audit and Chairman of the Regulatory Affairs Committees of the Board of Directors. Director, President and Chief Executive Officer since 1987 of Marconi Commerce Systems, Inc., formerly Gilbarco Inc., prior to his retirement on March 1, 2001. Prior to joining Gilbarco, the world's leading gasoline pump and dispenser manufacturing company, was an Operating Vice President of Reliance Electric Company, a position he held from 1979 to 1987. Currently serves on the Board of Premier Farnell plc.

     James A. Mack (age 68). Director since 1990, President and Chief Operating Officer of the Company since joining the Company in February 1990 and Chief Executive Officer since 1995. Appointed Chairman of the Board of Directors in October 1999. In August 2004 he retired as President and Chief Executive Officer and became Executive Chairman of the Board of Directors. In December 2005 he was named Acting President and Chief Executive Officer and on February 1, 2006 he was elected as President and Chief Executive Officer. Prior thereto was with Olin Corporation, a manufacturer of chemical and other products, since 1984 as Vice President, Specialty Chemicals and, more recently, Vice President, Performance Chemicals. Executive Vice President of Oakite Products, Inc. from 1982 to 1984. Prior to joining Oakite held various positions with The Sherwin-Williams Company, most recently as President and General Manager of the Chemicals Division from 1977 to 1981. Past Chairman of the Board of Governors of the Synthetic Organic Chemical Manufacturing Association. Member of the Board of Trustees of the Michigan Tech Alumni Fund and serves on the Board of Directors of Research Corporation Technologies Inc.

     John R. Miller (age 68). Director since 1998. Lead Director, member of the Compensation and Governance Committees of the Board of Directors. Mr. Miller currently serves as non-executive Chairman of the Board of SIRVA, Inc., a provider of relocation and moving services to consumers, corporations and governments, and is also a Director of Eaton Corporation, a diversified industrial manufacturing company and Graphic Packaging Corporation, a provider of paperboard packaging solutions. Past Director and Chairman of the Federal Reserve Bank of Cleveland. Mr. Miller served with The Standard Oil Company as a Director, President and Chief Operating Officer from 1980 until 1986. From 2000 to 2003, he was Chairman and Chief Executive Officer of Petroleum Partners, Inc., a provider of outsourcing services to the petroleum industry.

     Peter Tombros (age 63). Director since 2002. Member of the Audit and Governance Committees of the Board of Directors. Professor, Distinguished Executive in residence, Eberly College of Science, Pennsylvania State University. Former Chairman of the Board and Chief Executive Officer of VivoQuest, a private biopharmaceutical company from 2001 until 2005. Served as President and Chief Executive Officer from 1994 to 2001 of Enzon Pharma. Before joining Enzon, spent 25 years with Pfizer, Inc. as Vice President of Marketing, Senior Vice President and General Manager and as Executive Vice President of Pfizer Pharmaceuticals, Inc. He also served as Vice President Corporate Strategic Planning. He also serves as Director of Alpharma, Inc., NPS Pharmaceuticals, Dendrite International and Protalex.

     During 2005, each incumbent director attended more than 90% of the aggregate of the meetings of the Board and Committees of the Board of which such director was a member. Eight directors attended the Company's annual meeting of stockholders in April of 2005.

COMMUNICATIONS WITH OUR BOARD

     The Company is committed to providing stockholders and other interested persons with an open line of communication for bringing issues of concern to the Company's non-management directors. In January 2004, the Board approved the following process by which such communications may be made and for handling any such communications received by the Company:

          Any stockholder or interested person may communicate with the Company's non-management directors as a group by sending a communication to the Board of Directors, c/o Corporate Secretary, Cambrex Corporation, One Meadowlands Plaza, 15(th) Floor, East Rutherford, New Jersey 07073. All communications will be reviewed by the Company's Corporate Secretary who will send such communications to the non-management directors unless the Corporate Secretary determines that the communication does not relate to the business or affairs of the Company, or the function of the Board or its Committees, or relates to insignificant matters that do not warrant the non-management directors' attention or is not otherwise appropriate for delivery to the non-management directors.

          The non-management directors who receive such communication will have discretion to determine the handling of such communication, and if appropriate, respond to the person sending the communication, and disclosure, which shall be consistent with the Company's policies and procedures and applicable law regarding the disclosure of information.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's securities, to file reports of ownership and transactions in the Company's securities with the Securities and Exchange Commission and the New York Stock Exchange. Such directors, executive officers and ten percent stockholders are also required to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms received by it, and on written representation from certain of the Company's directors and executive officers that no other reports were required, the Company believes that during 2005 all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent stockholders were complied with during the 2005 fiscal year except that Robert J. Congiusti, Vice President of Information Technology, and Gregory P. Sargen, Vice President of Finance, each filed one Form 4 late reporting a transaction in Company stock.

                                 CODE OF ETHICS

     The Company has a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Company, including the Chief Executive Officer, the Chief Financial Officer and the principal accounting officer.

                             AUDIT COMMITTEE REPORT

     The following Report of the Audit Committee of the Board of Directors of Cambrex Corporation does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference.

     The Audit Committee consists of four directors, who were appointed by the Board. The Board has determined that each member of the Audit Committee (i) is independent as currently defined by Cambrex policy, the Securities and Exchange Commission Rules and the New York Stock Exchange listing standards; and (ii) satisfies the financial literacy requirements of the NYSE listing standards. Further, the Board has determined that at least one member of the Audit Committee satisfies the financial expertise requirements of the NYSE listing standards. The Board has also determined that Mr. Roy Haley, Audit Committee Chairperson is an Audit Committee Financial Expert, as that term is defined by current SEC rules.

     The Audit Committee acts under a written charter adopted by the Committee and approved by the Board.

     The role of the Audit Committee is to assist the Board in fulfilling its responsibility to oversee (i) the integrity of the Company's financial reporting process; (ii) the Company's systems of internal accounting and financial controls; (iii) the annual independent audit of the Company's financial statements; (iv) the independent auditors' qualifications and independence; and
(v) the Company's compliance with legal and regulatory requirements. The Audit Committee's role is one of oversight and it recognizes that the Company's Management is responsible for preparing the Company's financial statements and that the Company's independent auditors are responsible for auditing those financial statements. The Audit Committee's specific responsibilities are set forth in the Audit Committee Charter.

     In fiscal year 2003, the Audit Committee established a policy (the "Policy") for pre-approval of all audit and permissible non-audit services performed by the independent auditors. Under the Policy, the Audit Committee will approve the following Audit and Audit-Related Services prior to each engagement, along with a fee amount: (i) domestic quarterly reviews and the annual financial statement audit; (ii) statutory or financial audits for international subsidiaries or affiliates of the Company; (iii) the attestation engagement for the independent auditor's report on Management's assertion on internal controls for financial reporting; (iv) financial audits of employee benefit plans; and (v) due diligence services pertaining to potential business acquisitions and dispositions. On an annual basis, the Audit Committee will pre-approve a blanket amount to authorize the following Audit and Audit-Related Services: (i) consultations related to accounting, financial reporting or disclosure matters;
(ii) assistance with understanding and implementing new accounting and financial reporting guidance; and (iii) assistance with internal control reporting requirements and also Permissible Non-Audit Services, including tax services. Management will provide a quarterly update to the Committee detailing actual spending by quarter and year-to-date for any services rendered under such pre-approval. Under the Policy, the Audit Committee has delegated pre-approval authority to the Committee Chairperson for permissible services and fees up to a maximum of $25,000. The Committee Chairperson will report to the entire Audit Committee any services and fees approved pursuant to such delegation of authority.

     The Audit Committee met eleven (11) times in 2005. The Audit Committee met individually with Management, with PricewaterhouseCoopers LLP ("PwC"), the Company's independent public accountants, and with the Company's internal auditors, as appropriate. The Audit Committee also reviewed and had discussions with Company Management and PwC regarding the audited financial statements, including a discussion of accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements. Further, the Audit Committee has been updated quarterly on management's process to assess the adequacy of the Company's system of internal control over financial reporting, the framework used to make the assessment, and management's conclusions on the effectiveness of the Company's internal control over financial reporting. The Audit Committee has also discussed with the independent auditor the Company's internal control assessment process, management's assessment with respect thereto and the independent auditor's evaluation of the Company's system of internal control over financial reporting.

     Additionally, the Audit Committee reviewed and had discussions with PwC regarding the matters required to be discussed by Statement of Auditing Standards No. 61. Further, the Audit Committee received the letter from PwC required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with representatives of PwC their independence.

     The Committee also received PwC's Report dated May 26, 2006 concerning the Company's financial statements and PwC's assessment of the Company's internal controls (the "PwC Opinion"), which is included in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2005. Based on the reviews and discussions with PwC and Management, and the PwC Opinion, and subject to the limitations on the role and responsibilities of the Audit Committee as set forth in the Audit Committee Charter, the Audit Committee recommended to the Board, and the Board approved, that the audited financial statements for the fiscal year ended December 31, 2005 be included in Cambrex's 2005 Annual Report on Form 10-K.

                                          AUDIT COMMITTEE

                                          Roy W. Haley, Chairperson
                                          Kathryn Rudie Harrigan
                                          William B. Korb
                                          Peter G. Tombros

ITEM 11  EXECUTIVE COMPENSATION

     The Company's executive compensation program involves several components. Annual compensation is in the form of base salary plus an incentive award which consists of cash and restricted stock units with a multi-year vesting period and which is awarded to executives based on the achievement of individual and corporate goals. In addition to the restricted stock unit grants, long-term compensation consists of stock options, which are intended to reward executives when improvements in performance increase the market value of the Company for its stockholders.

     The attainment of results measured against the executives' goals and objectives is reviewed by the Compensation Committee subsequent to review and recommendation from the Office of the Chairman. Executives are rewarded for accomplishments that contribute to desired results, e.g., sales, net income, earnings per share, return on capital employed and other assigned goals including but not limited to: service and quality improvement, product and marketing development, technology development, and personnel development. The Company uses independent salary surveys of its Peer Group, as well as national compensation surveys, to assist in determining appropriate levels of compensation for each executive position. The Company targets annual executive salaries at the median levels in companies surveyed.

     The Company's annual executive incentive compensation program is designed to provide a better than average individual award when the Company's financial performance is improved and its long-range prospects are enhanced. This program currently includes individual measurements against agreed upon annual operating and financial goals and longer-term strategic growth objectives. Under this program two-thirds of the award pool is based on annual operating and financial goals and is generally paid in cash, while the remaining one-third is based on strategic, longer-term growth objectives and is generally awarded in the form of restricted stock units having a three-year holding period. The Committee may in its discretion apportion the aggregate award pool between cash and stock and may increase or reduce individual awards. For 2005, despite the fact that the Company's financial performance was disappointing, management continued to make progress with regard to the strategic positioning of the Company's core businesses within the life sciences industry.

     In addition to the restricted stock unit grants, long-term compensation for executives includes Company stock option grants, which are awarded based on an individual's position in the Company, the individual's performance, and the number of outstanding stock option awards held by the individual. Options granted to the Company's key employees in 2005, including those individuals named in the Summary Compensation Table (below), are typically exercisable based on the passage of time. During 2005, all unvested stock options, including those granted in 2005, were fully vested by the Compensation Committee of the Board of Directors as of December 31, 2005, resulting in an acceleration of proforma compensation expense. The Company has imposed holding periods that will require executives to refrain from selling shares acquired upon the exercise of these options.

CHIEF EXECUTIVE OFFICERS' COMPENSATION

     On January 4, 2006, the Company announced that its Board of Directors decided to discontinue the Company's acquisition program aimed at transforming Cambrex into a specialty therapeutics enterprise. As a result of this change in strategy, effective December 31, 2005, Mr. James A. Mack rejoined the Company when he was appointed by the Board of Directors of Cambrex to the positions of Acting President and Chief Executive Officer of Cambrex. Mr. Mack had retired as President and Chief Executive Officer, a position he held since April 1995, and became Executive Chairman of the Cambrex Board of Directors in August 2004 until April 2005 when he retired as Executive Chairman. During 2005 Mr. Mack received $108,333 in annual salary which was determined based on the same factors used in determining other executive salaries. After retiring as Executive Chairman, Mr. Mack provided consulting services to the Company, for which he received $67,583 in consulting fees pursuant to his consulting agreement discussed below in the Management Contracts and Programs section. Effective February 1, 2006, Mr. Mack was elected by the Board as President and Chief Executive Officer of Cambrex and the Board of Directors approved (i) an annual salary for Mr. Mack of $500,000,
(ii) a car allowance and driving service; (iii) the extension of the exercise period of Mr. Mack's Stock Appreciation Rights until December 31, 2006 (described below), and (iv)an incentive payment for Mr. Mack of up to four times his annual salary upon the achievement of certain strategic objectives in connection with the Board of Directors' decision announced on January 4, 2006 to change the Company's strategic focus and to consider all available strategic alternatives. Payments to Mr. Mack under the Company's qualified and non-qualified pension plans and under a consulting agreement, aggregating approximately $360,000 per year, are also being surrendered or deferred.

     At its July 27(th), 2000 meeting and based on the Compensation Committee's recommendation, the Board adopted the 2000 Succession Planning Incentive Program to ensure effective succession planning and transition. Under the Program Mr. Mack was awarded 175,000 Incentive Appreciation Units at the traded closing price of the Company's common stock on the date of the award. With the departure of the Company's Chief Operating Officer early in 2003, Mr. Mack agreed to remain with the Company for an additional two year period. At its May 21(st), 2003 meeting and considering Mr. Mack's commitment to continue for a two year period, and based on the Compensation Committee's recommendation, the Board adopted a new Incentive Appreciation Unit Plan for Mr. Mack replacing the Plan adopted in 2000. Under the new plan, 150,000 appreciation units were awarded to Mr. Mack valued initially at the closing price of the Company's traded share price on the date of the award which was $19.30. Upon a finding by the Board that a successful management transition has occurred, the vested award would be exercisable on and after December 31, 2004, if the Company's common stock trades at or above an average price of $25 per share for twenty consecutive days prior to December 31, 2004, representing an increase of more than 29% over the grant price. During 2004 the stock traded above $25 per share for more the twenty consecutive days and the award vested. At a meeting held on January 27, 2005 the Company's Board of Directors, based on the hiring of John R. Leone as President and Chief Executive Officer and his performance during his first five months with the Company, determined that a successful management transition had occurred. Thereafter, Mr. Mack was entitled to exercise the award in whole or in part and receive in cash from the Company the difference between the grant price and the traded share price on the date of exercise times the number of units exercised. The award was due to expire on the earlier of (i) December 31, 2007, or (ii) a date one year after Mr. Mack's retirement from active service on April 27, 2005. On February 1, 2006, the Board of Directors extended the expiration date of Mr. Mack's award to December 31, 2006, due to his election as President and Chief Executive Officer.

     In connection with the Board of Directors' decision to change the Company's strategic focus it was mutually agreed that John R. Leone, President and Chief Executive Officer would leave the Company and the Company entered into a Separation and General Release Agreement with Mr. Leone which is filed as an Exhibit to the Company's Current Report on Form 8-K dated January 4, 2006. Mr. Leone joined Cambrex in August 2004 for the purpose of leading the Company's entry into the specialty therapeutics market. During 2005, Mr. Leone received $575,000 in annual salary which was determined based on the same factors used in determining other executive salaries. Mr. Leone's incentive award for 2005 consisted of a cash award of $86,250 and a restricted stock unit award of 2,732 shares of Company stock valued at $59,297, both of which were paid in 2006.

POLICY REGARDING SECTION 162(M)

     The Company's policy on the tax deductibility of compensation is to maximize deductibility to the extent possible without negating all of its discretionary power. To this end the Company has submitted complying plans for stockholder approval. Nevertheless, the Committee has occasionally taken actions that result in non-deductible compensation and it may do so again in the future when the Committee determines that such actions are in the Company's best interests.

                                          COMPENSATION COMMITTEE

                                          Rosina B. Dixon, M.D., Chairman
                                          David R. Bethune
                                          Leon J. Hendrix, Jr.
                                          John R. Miller

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee during 2005 were Rosina B. Dixon, David R. Bethune, Leon J. Hendrix, Jr. and John R. Miller, each of whom are non-employee directors.

                        EXECUTIVE AND OTHER COMPENSATION

     The following table summarizes the compensation earned by the current and former Chief Executive Officer during 2005 and each of the four other most highly compensated executive officers (collectively, the "Named Executive Officers") for services in such capacities to the Company and its subsidiaries during the previous three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION                    LONG TERM COMPENSATION
                                    -------------------------------------   ---------------------------------------
                                                                OTHER       RESTRICTED    SECURITIES
                                                                ANNUAL        STOCK       UNDERLYING     PAYOUTS-      ALL OTHER
                                                             COMPENSATION    AWARD(S)    OPTIONS/SARS      LTIP       COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR   SALARY ($)   BONUS ($)      ($)(1)        ($)(2)         (#)        PAYOUTS ($)     ($)(10)
---------------------------  ----   ----------   ---------   ------------   ----------   ------------   -----------   ------------
James A. Mack............    2005    108,333         -0 -         -0 -           -0 -(3)      -0 -          -0 -         4,875
  Chairman, President        2004    650,000      182,813         -0 -        414,375         -0 -          -0 -         9,225
  and Chief Executive        2003    650,000      100,000         -0 -        200,000         -0 -          -0 -         9,000
  Officer(2)
John R. Leone............    2005    575,000       86,250         -0 -         59,297(4)    33,333          -0 -         9,450
  President, Chief           2004    207,147      350,000         -0 -      2,441,227      400,000          -0 -         5,794
  Executive Officer
Gary L. Mossman..........    2005    417,000      137,610         -0 -        213,435(5)      -0 -          -0 -         9,450
  Executive Vice             2004    337,983      142,864         -0 -        133,857      117,000          -0 -         9,225
  President, Chief           2003    217,949      125,000         -0 -         50,000      162,500          -0 -         9,000
  Operating Officer
Luke Beshar..............    2005    363,333       44,400         -0 -        183,150(6)    17,000          -0 -         9,450
  Executive Vice             2004    347,917       78,750         -0 -        178,500       17,000          -0 -         7,225
  President, Chief           2003    325,000       90,000         -0 -         90,000       62,500          -0 -         6,147
  Financial Officer
Steven M. Klosk..........    2005    338,333       16,560         -0 -        145,418(7)    17,000          -0 -         9,450
  Executive Vice             2004    322,917       81,331         -0 -         93,313       17,000          -0 -         9,225
  President,                 2003    300,000       80,000         -0 -         80,000       12,500          -0 -         9,000
  Administration & Chief
  Operating Officer, Pharma
  & Biopharma Business
  Units
Paolo Russolo............    2005    307,063        8,173       64,666(8)     163,453(9)    17,000          -0 -          -0 -
  President, Cambrex         2004    299,374      136,703       66,527(8)     102,910       17,000          -0 -          -0 -
  Profarmaco Business        2003    259,807      113,000       61,278(8)      60,000       12,500          -0 -          -0 -
  Unit

---------------

 (1) The rules require disclosure of perquisites and other personal benefits only when the aggregate value of these items exceeds the lesser of $50,000 or 10% of salary and bonus.

 (2) Mr. Mack retired on April 27, 2005. After his retirement, he provided consulting services to Cambrex, for which he was paid $67,583 in consulting fees.

 (3) As of 12/31/2005, Mr. Mack held 7,318 shares of restricted stock units and 25,101 unvested shares of restricted stock units, with a combined value of $608,505.

 (4) As of 12/31/2005, Mr. Leone held 31,066 vested shares of restricted stock units and 80,395 unvested shares of restricted stock units, with a combined value of $2,092,123.

 (5) As of 12/31/2005, Mr. Mossman held 652 vested shares of restricted stock units and 6,967 unvested shares of restricted stock units, with a combined value of $143,009.

 (6) As of 12/31/2005, Mr. Beshar held 1,173 vested shares of restricted stock units and 9,899 unvested shares of restricted stock units, with a combined value of $207,821.

 (7) As of 12/31/2005, Mr. Klosk held 3,128 vested shares of restricted stock units and 7,289 unvested shares of restricted stock units, with a combined value of $195,527.

 (8) Paid pursuant to an employment arrangement assumed by the Company as part of its acquisition of Cambrex Profarmaco Milano S.r.l.

 (9) As of 12/31/05, Dr. Russolo held 1,534 vested shares of restricted stock units and 6,295 unvested shares of restricted stock units, with a combined vlue of $146,950.

(10) Amounts indicated are attributable to Company contributions under the Company's Savings Plan.

OPTION GRANTS IN FISCAL 2005

                               INDIVIDUAL GRANTS

                                                                                   POTENTIAL REALIZABLE
                                                                                     VALUE AT ASSUMED
                                                                                      ANNUAL RATES OF
                                         % OF TOTAL                                   RETURN OF STOCK
                                           OPTIONS                                  PRICE APPRECIATION
                                         GRANTED TO     EXERCISE OR                 FOR OPTION TERM(2)
                          OPTIONS       EMPLOYEES IN    BASE PRICE    EXPIRATION   ---------------------
NAME                   GRANTED (#)(1)    FISCAL YEAR     ($/SHARE)       DATE       5% ($)      10% ($)
----                   --------------   -------------   -----------   ----------   ---------   ---------
James A. Mack........        -0 -            0.0%            N/A            N/A         N/A         N/A
John R. Leone........      33,333(3)         5.0%          20.72      1/30/2006     281,168     655,241
Gary L. Mossman......        -0 -            0.0%            N/A            N/A         N/A         N/A
Luke M. Beshar.......      17,000            2.5%          20.72      7/25/2012     143,397     334,176
Steven M. Klosk......      17,000            2.5%          20.72      7/25/2012     143,397     334,176
Paolo Russolo........      17,000            2.5%          20.72      7/25/2012     143,397     334,176

---------------

(1) Options granted on 07/25/05 became fully exercisable on 12/31/05 but are subject to holding periods, such that shares became 25% saleable on 12/31/05 and the remaining shares will be saleable in 25% increments on 12/31/06, 12/31/07, and 12/31/08. The vesting in 2005 eliminated future compensation expense the Company would otherwise recognize in its consolidated statement of operations with respect to these options when the Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment", issued by the Financial Accounting Standards Board, was implemented for reporting periods beginning January 1, 2006. Options were granted at fair market value and have a term of seven years, subject to earlier forfeiture in the event of termination of employment.

(2) Realizable value is presented net of option exercise price, but before taxes associated with exercise. These amounts represent assumed compounded rates of appreciation and exercise of the options immediately prior to the expiration of their term. Actual gains are dependent on the future performance of Cambrex Stock, overall stock market conditions, and continued employment through the exercise period.

(3) Mr. Leone terminated his employment in January 2006. Options granted to him on 07/25/05 were cancelled thirty days after his termination of employment.

     The following table sets forth information for each Named Executive Officer with regard to the aggregate options exercised during 2005 and the aggregate stock options held as of December 31, 2005.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
(1)

                                                                                            VALUE OF UNEXERCISED
                                                              NUMBER OF SECURITIES              IN-THE-MONEY
                                                             UNDERLYING UNEXERCISED        OPTIONS/SARS AT FY-END
                              SHARES                             OPTIONS/SARS AT                    ($)
                           ACQUIRED ON    VALUE REALIZED           FY-END (#)           ----------------------------
NAME                       EXERCISE (#)       ($)(1)        EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(2)
----                       ------------   ---------------   -------------------------   ----------------------------
James A. Mack............       -0 -             -0 -               456,482/0                   $    100/$0
John R. Leone............       -0 -             -0 -               433,333/0                   $      0/$0
Gary L. Mossman..........       -0 -             -0 -               279,500/0                   $  1,187/$0
Luke M. Beshar...........       -0 -             -0 -               326,500/0                   $  1,187/$0
Steven M. Klosk..........    125,000          682,188               176,500/0                   $  1,187/$0
Paolo Russolo............       -0 -             -0 -               156,500/0                   $181,988/$0

(1) Based upon the market value of underlying securities at exercise less the exercise price.

(2) Based upon the closing price on December 31, 2005 of $18.77.

     With respect to shares of Common Stock that may be issued under the Company's existing equity compensation plans, see Item 5 of this 2005 Form 10K.

  2000 EMPLOYEE PERFORMANCE STOCK OPTION PLAN

     The 2000 Employee Performance Stock Option Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options) primarily to key employees of the Company and its subsidiaries who are not executive officers. The plan is generally administered by the Compensation Committee of the Board, which has full authority, subject to the terms of the plan, to determine the provision of awards, including the amount and type of the awards and vesting schedules, and to interpret the plan.

     Individual award agreements set forth the applicable vesting schedule for such awards, which are based on the Company's publicly traded share price but which may also be based on the passage of time or otherwise. In general, following a "change in control" (as defined in the plan), each stock option will be canceled in exchange for a cash settlement equal to the excess of the "change in control price," which means the highest price per share paid or offered in any bona fide transaction related to a change in control (as determined by the Compensation Committee), over the exercise price of the stock option.

     Stock options are granted with an exercise price of not less than one hundred percent of the fair market value of the underlying Cambrex common stock on the date of grant. Stock options are not exercisable more than ten years from the date of grant.

RETIREMENT PLANS

     Retirement benefits are based on an employee's years of service and compensation for such years. "Compensation" for the purposes of the computation of benefits, includes regular compensation, bonuses and overtime, but excludes income attributable to fringe benefits and perquisites. The retirement benefit earned for a given year of service is calculated by multiplying the participant's compensation for the year by 1% and adding to that amount 0.6% of such compensation in excess of the participant's social security covered compensation. Similar amounts are calculated for each year of service and are aggregated to obtain the annual retirement benefit, subject to the limitations imposed by the Employee Retirement Income Security Act of 1974 and related regulations ("ERISA"). For this purpose social security covered compensation is the 35-year average of the social security wage bases ending with the wage base for the year in which the participant reaches age 65.

     Although compensation includes the items mentioned above, the Company's qualified non-contributory pension plan (the "Qualified Plan") limits the maximum amount of compensation which may be taken into account for the purposes of calculating benefits to the ERISA limit, which was $210,000 during 2005. Therefore, any compensation received by any of the Named Executive Officers which exceeds this amount will not be taken into account in the calculation of their benefits under this Plan. A Supplemental Non-Qualified Pension Plan, which became effective on January 1, 1994, provides benefits based on compensation levels above the ERISA maximum compensation level. Employees hired after December 31, 2002 are not eligible to participate in the Retirement Plan.

     The following table shows the estimated aggregate annual retirement benefits payable under the Company's Qualified and Supplemental pension plans to employees listed, assuming they retire at normal retirement age (65), with benefits payable in the form of a life annuity and that pensionable compensation for all years after 2005 will be the same as 2005 pensionable compensation.

                               PENSION PLAN TABLE

                                                                           PROJECTED ANNUAL
                                                                        BENEFITS AT THE LATER
                                                     2005 PENSIONABLE        OF AGE 65 OR
NAME                                                 COMPENSATION ($)    JANUARY 1, 2005 ($)
----                                                 ----------------   ----------------------
James A. Mack(1)...................................    $487,746.92           $235,964.40
John R. Leone......................................    $      -0 -           $      -0 -(2)
Gary L. Mossman....................................    $      -0 -           $      -0 -(2)
Luke M. Beshar.....................................    $444,374.97           $128,599.32
Steven M. Klosk....................................    $482,588.91           $205,773.24
Paolo Russolo......................................    $      -0 -           $      -0 -(3)

(1) Mr. Mack was rehired at February 1, 2006 and is currently over age 65. Therefore, the annual benefit shown is his single life annuity as of February 1, 2006.

(2) Mr. Leone and Mr. Mossman were employed by the Company after December 31, 2002 which therefore makes them ineligible for benefits under the Company's pension plan.

(3) Mr. Russolo does not receive pensionable compensation from the Company but does receive a retirement benefit from the government of Italy.

DEFERRED COMPENSATION PLAN

     The Company has established a Non-qualified Deferred Compensation Plan for Key Executives (the "Deferred Plan"). Under the Deferred Plan, officers and key employees may elect to defer all or any portion of their pre-tax annual bonus and/or annual base salary (other than the minimum required Social Security contributions and $10,000). The deferred amount is invested in Fidelity Mutual Funds available under the Cambrex Savings Plan, except for the Cambrex Stock Fund. The Deferred Plan is not funded by the Company, but the Company has established a Deferred Compensation Trust Fund to protect the account balance in the case of a change of control of the Company. The Plan is administered in compliance with the new rules and guidance under IRC Section 409A.

CHANGE IN CONTROL ARRANGEMENTS

     The Company has entered into agreements with a number of key employees, including certain Named Executive Officers, with the objective of preserving management stability in the event of a threatened or actual change of control of the Company. Under each agreement, in the event of a change of control of the Company (defined in the agreement to include certain events involving changes in ownership of the Company's stock or the composition of the Company's Board of Directors or other structural changes, but, in any case, with the Board having discretion to find other events to constitute a change of control) the employee is awarded a three-year contract of employment in substantially the same position he had prior to the start of the employment contract term. The contract of employment is at a monthly salary not less than the highest monthly salary earned by the employee during the 12 months preceding the start of the employment contract term and provides for an annual bonus and benefits comparable to those pertaining to the employee prior to the start of the employment contract term. In addition, in the event of a change of control, performance options will become immediately exercisable regardless of the publicly traded share price.

     In the event that at any time during the employment contract term, the employee's employment is terminated (i) by the Company (other than by reason of disability or for cause), or (ii) by the employee by reason of the Company's violation of the terms of the employment contract, or (iii) by the employee during the thirteenth month of the employment contract term, with or without reason, the employee will be entitled to a lump sum payment in an amount equal to the sum of (a) a ratable portion of the amount of the highest annual bonus paid to the employee during the three years prior to the year of termination, based upon the elapsed time in the year of termination, (b) up to three times the annual salary under the contract and three times such highest annual bonus, which amount declines ratably over a 36 month term for each month the employee remains employed by the Company following the first anniversary of the start of the employment contract term, and (c) the present value of the pension benefit lost by the employee by reason of the early termination of employment. In the event of such termination the employee will also be entitled to the employment benefits, such as health insurance and life insurance, to which he would have been entitled had his employment not been terminated, and to the immediate right to exercise any employee stock options notwithstanding their stated exercisability in installments. Additionally, the employment contracts provide for an additional payment to the employee to cover any excise tax payable by the employee on so-called excess golden parachute payments under Section 4999 of the Internal Revenue Code of 1986, as amended.

     Effective February 1, 2006, the Board of Directors of the Company approved changes to the Company's executive employment agreements (for certain executives), such that a sale of thirty five percent or more of the Company, calculated on an enterprise value basis (market capitalization plus debt minus cash) will constitute a change of control of the Company. The agreement also now contains a one-year non-competition provision, a provision under which all equity awards will vest upon a change of control, and a provision for the deferral of certain payments for six months in the event of termination of employment, to avoid imposition of a tax penalty under Section 490A of the Tax Code. The amended agreement and schedule of parties thereto was filed as an Exhibit with the Company's Annual Report on Form 10-K for fiscal year ending December 31, 2005.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following sets forth information with respect to the only persons of which the Company is aware as of February 15, 2006, who may be deemed to beneficially own more than 5% of the outstanding Common Stock of the Company:

                                                           NUMBER OF SHARES      PERCENT OF
NAME AND ADDRESS                                         BENEFICIALLY OWNED(1)    CLASS(2)
----------------                                         ---------------------   -----------
Transamerica Investment................................        2,214,804(3)         8.30%
  Management, LLC
  1150 South Olive Street, Suite 2700
  Los Angeles, CA 90015
Dimensional Fund Advisors Inc. ........................        2,192,782(4)         8.22%
  1299 Ocean Avenue, 11(th) Floor
  Santa Monica, CA 90401
Snyder Capital Management, L.P. .......................        1,808,400(5)         6.78%
  Snyder Capital Management, Inc.
  One Market Plaza
  Steuart Tower, Suite 1200
  San Francisco, CA 94105
Cramer Rosenthal McGlynn, LLC..........................        1,437,436(6)         5.39%
  520 Madison Avenue
  New York, NY 10022
Wentworth, Hauser & Violich, Inc. .....................        1,408,443(7)         5.30%
  353 Sacramento Street, Suite 600
  San Francisco, CA 94111

(1) Unless otherwise indicated (a) share ownership is based upon information furnished as of February 15, 2006, by the beneficial owner, and (b) each beneficial owner has sole voting and investment power with respect to the shares shown.

(2) For the purpose of this table, the percent of issued and outstanding shares of Common Stock of the Company held by each beneficial owner has been calculated on the basis of (i) 26,696,151 shares of Common Stock issued and outstanding (excluding treasury shares) on February 15, 2006, and (ii) 23,922 shares still to be issued in connection with the 1993 conversion of the Company's 9% Convertible Subordinated Notes.

(3) In a Schedule 13G under the Securities Exchange Act of 1934 dated January 10, 2006 and filed by Transamerica Investment Management, LLC ("Transamerica"), Transamerica reported that it has sole dispositive power over 2,214,804 shares and sole voting power over 2,088,456 shares. The shares reported on Transamerica's Schedule 13G are reported beneficially owned as a result of acting as an investment adviser.

(4) In a Schedule 13G under the Securities Exchange Act of 1934 dated February 1, 2006 and filed by Dimensional Fund Advisors Inc. ("Dimensional"), Dimensional reported that it has sole dispositive power and sole voting power over 2,192,782 shares. The shares reported on Dimensional's 13G are reported beneficially owned as a result of acting as investment advisor to four investment companies registered under the Investment Company act of 1940 and as investment manager to certain other commingled group trusts and separate accounts known as the "Funds". Dimensional may be deemed to be the beneficial owner of the shares held by the Funds and all securities reported in Dimensional's 13G are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(5) In a Schedule 13G under the Securities Exchange Act of 1934 dated February 15, 2006 and filed by Snyder Capital Management, L.P. ("SCMLP") and Snyder Capital Management, Inc. ("SCMI"), SCMLP and SCMI reported that it has shared voting power over 1,571,300 shares and shared dispositive power over 1,808,400 shares. SCMLP and SCMI have reported the shares as beneficially owned as a result of acting as an investment advisor. SCMI and its direct parent company, IXIS Asset Management

    North America, L.P. (formerly known as CDC IXIS Asset Management North America, L.P.) operate under an understanding that all investment and voting decisions regarding managed accounts are to be made by SCMI and SCMLP and not by IXIS Asset Management North America or any entity controlling it. Accordingly, SCMI and SCMLP do not consider IXIS Asset Management North America or any entity controlling it to have any direct or indirect control over the securities held in managed accounts.

(6) In a Schedule 13G under the Securities Exchange Act of 1934 dated January 31, 2006 and filed by Cramer Rosenthal McGlynn, LLC ("Cramer"), Cramer reported that it has solve voting power over 1,024,400 shares, sole dispositive power of 1,067,300 shares, shared voting power over 365,536 shares and shared dispositive power over 370,136 shares. Cramer is deemed to be the beneficial owner of 1,437,436 shares as a result of acting as an Investment Adviser registered under section 203 of the Investment Advisers Act of 1940.

(7) In a Schedule 13G under the Securities Exchange Act of 1934 dated February 7, 2006 and filed by Wentworth, Hauser & Violich, Inc. ("Wentworth"), Wentworth reported that it has shared voting and shared dispositive power over 1,408,443 shares. Wentworth is deemed to be the beneficial owner of the 1,408,443 shares pursuant to separate arrangements whereby Wentworth acts as investment adviser to certain persons.

           COMMON STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS

     The following table gives information concerning the beneficial ownership of the Company's Common Stock on February 15, 2006, by (i) each director and nominee for election as a director, (ii) each of the executive officers named in the Summary Compensation Table (below) and (iii) all directors and executive officers of the Company as a group.

                                                       SHARES BENEFICIALLY
BENEFICIAL OWNERS                                           OWNED(1)         PERCENT OF CLASS(2)
-----------------                                      -------------------   --------------------
David R. Bethune.....................................           2,000(3)                *
Rosina B. Dixon, M.D.................................          32,346(4)                *
Roy W. Haley.........................................          26,576(5)                *
Kathryn Rudie Harrigan...............................          31,885(4)                *
Leon J. Hendrix, Jr. ................................          36,802(6)                *
Ilan Kaufthal........................................          47,108(7)                *
William B. Korb......................................          26,075(8)                *
John R. Leone........................................         520,047(9)             1.95%
James A. Mack........................................         996,452(10)            3.73%
John R. Miller.......................................          22,273(11)               *
Peter Tombros........................................          17,206(12)               *
Luke M. Beshar.......................................         347,090(13)            1.30%
Steven M. Klosk......................................         273,287(14)            1.02%
Gary L. Mossman......................................         316,213(15)            1.18%
Paolo Russolo........................................         180,736(16)               *
All Directors and Executive Officers as a group (23
  Persons)...........................................       3,566,558(17)           13.36%

  *  Beneficial Ownership is less than 1% of the Common Stock outstanding

 (1) Except as otherwise noted, reported share ownership is as of February 15, 2006. Unless otherwise stated, each person has sole voting and investment power with respect to the shares of Common Stock he or she beneficially owns.

 (2) For the purpose of this table, the percent of issued and outstanding shares of Common Stock of the Company held by each beneficial owner has been calculated on the basis of (i) 26,696,151 shares of

     Common Stock issued and outstanding (excluding treasury shares) on February 15, 2006, (ii) all shares of Common Stock subject to stock options which are held by such beneficial owner and are exercisable within 60 days of February 15, 2006, and (iii) 23,922 shares still to be issued in connection with the 1993 conversion of the Company's 9% Convertible Subordinated Notes.

 (3) The number of shares reported is 2,000 shares issuable upon exercise of an option granted under the Company's 2004 Incentive Plan.

 (4) The number of shares reported includes 19,000 shares issuable upon exercise of options granted under the Company's 1994, 1996, 2001 and 2004 stock option Plans.

 (5) The number of shares reported includes 16,000 shares issuable upon exercise of options granted under the Company's 1994, 1996, 2001 and 2004 stock option Plans and 10,576 share equivalents held at February 15, 2006 in the Company's Directors' Deferred Compensation Plan.

 (6) The number of shares reported includes 19,000 shares issuable upon exercise of options granted under the Company's 1994, 1996, 2001 and 2004 stock option Plans and 13,302 share equivalents held at February 15, 2006 in the Company's Directors' Deferred Compensation Plan.

 (7) The number of shares reported includes 17,500 shares issuable upon exercise of options granted under the Company's 1994, 1996, 2001 and 2004 stock option Plans.

 (8) The number of shares reported includes 16,000 shares issuable upon exercise of options granted under the Company's 1994, 1996, 2001 and 2004 stock option Plans, 1,000 shares held by a family member for which beneficial ownership of such shares is disclaimed, and 9,075 share equivalents held at February 15, 2006 in the Company's Directors' Deferred Compensation Plan.

 (9) The number of shares reported includes 400,000 shares issuable upon exercise of an option granted under the Company's Stock Option Plans and 119,655 restricted stock units and 392 shares held at December 31, 2005 in the Company's Savings Plan.

(10) The number of shares reported includes 456,483 shares issuable upon exercise of options granted under the Company's Stock Option Plans, 25,354 restricted stock units, 94,364 share equivalents held at February 15, 2006 in the Company's Deferred Compensation Plan, and 150,000 Stock Appreciation Rights (see Management Contracts and Programs).

(11) The number of shares reported includes 16,000 shares issuable upon exercise of options granted under the Company's 1996, 1998, 2001 and 2004 stock option Plans.

(12) The number of shares reported includes 10,000 shares issuable upon exercise of options granted under the Company's 1996, 2001 and 2004 stock option Plans and 6,206 share equivalents held at February 15, 2006 in the Company's Directors' Deferred Compensation Plan.

(13) The number of shares reported includes 326,500 shares issuable upon exercise of options granted under the Company's Stock Option Plans, 19,509 restricted stock units and 1,081 shares held at December 31, 2005 in the Company's Savings Plan.

(14) The number of shares reported includes 176,500 shares issuable upon exercise of options granted under the Company's Stock Option Plans, 13,988 restricted stock units, 8,386 shares held at December 31, 2005 in the Company's Savings Plan, and 48,785 share equivalents held at February 15, 2006 in the Company's Deferred Compensation Plan.

(15) The number of shares reported includes 279,500 shares issuable upon exercise of options granted under the Company's Stock Option Plans, 18,280 restricted stock units and 1,254 shares held at December 31, 2005 in the Company's Savings Plan.

(16) The number of shares reported includes 156,500 shares issuable upon exercise of options granted under the Company's Stock Option Plans and 14,230 restricted stock units.

(17) The number of shares reported includes 2,554,315 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days, 236,230 restricted stock units, 27,955 shares held at December 31, 2005 in the Company's Savings Plan, 39,159 share equivalents held at February 15, 2006 in the Director's Deferred Compensation Plan and 224,075 share equivalents held at February 15, 2006 in the Company's Deferred Compensation Plan. Shares held by immediate family members are not included and beneficial ownership of such shares is disclaimed.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                       MANAGEMENT CONTRACTS AND PROGRAMS

     At a meeting held on January 26, 1995, the Board of Directors authorized an agreement with Mr. Mack pursuant to which he might, at his election, enter into a consulting arrangement with the Company upon his resignation as an employee at an annual rate of $100,000. The Company later restated this arrangement under which Mr. Mack entered into two agreements at the prior rate, the first providing for consulting services while he is able to provide such services and the second providing an additional retirement benefit for the remainder of his lifetime.

     At its July 27(th), 2000 meeting and based on the Compensation Committee's recommendation, the Board adopted the 2000 Succession Planning Incentive Program to ensure effective succession planning and transition. Under the Program Mr. Mack was awarded 175,000 Incentive Appreciation Units at the traded closing price of the Company's common stock on the date of the award. With the departure of the Company's Chief Operating Officer early in 2003, Mr. Mack agreed to remain with the Company for an additional two year period. At its May 21(st), 2003 meeting and considering Mr. Mack's commitment to continue for a two year period, and based on the Compensation Committee's recommendation, the Board adopted a new Incentive Appreciation Unit Plan for Mr. Mack replacing the Plan adopted in 2000. Under the new plan, 150,000 appreciation units were awarded to Mr. Mack valued initially at the closing price of the Company's traded share price on the date of the award which was $19.30. Upon a finding by the Board that a successful management transition has occurred, the vested award would be exercisable on and after December 31, 2004, if the Company's common stock trades at or above an average price of $25 per share for twenty consecutive days prior to December 31, 2004, representing an increase of more than 29% over the grant price. During 2004 the stock traded above $25 per share for more than twenty consecutive days and the award vested. At a meeting held on January 27, 2005 the Company's Board of Director, based on the hiring of John R. Leone as President and Chief Executive Officer and his performance during his first five months with the Company, determined that a successful management transition had occurred. Thereafter, Mr. Mack was entitled to exercise the award in whole or in part and receive in cash from the Company the difference between the grant price and the traded share price on the date of exercise times the number of units exercised. The award was due to expire on the earlier of (i) December 31, 2007, or (ii) a date one year after Mr. Mack's retirement from active service on April 27, 2005. On February 1, 2006, the Board of Directors extended the expiration date of Mr. Mack's award to December 31, 2006, due to his election as President and Chief Executive Officer.

     As previously disclosed, the Board of Directors' decided to change the Company's strategic focus and to consider all available strategic alternatives. In connection with such decision in February 2006, the Board of Directors approved a number of measures designed to enhance the retention of employees, including the retention of certain Executive Officers. This retention program was previously disclosed in the Company's February 7, 2006 Current Report on Form 8-K. With respect to the Executive Officers, the Board approved a special retention pool, in the total amount of up to $2.5 million, to retain the services of Gary L. Mossman, Steven M. Klosk, Paolo Russolo and Luke Beshar, each a Named Executive Officer herein and certain other Executive Officers. Payment under such retention pool is to be apportioned in the President and Chief Executive Officer's discretion and dependent on the achievement of certain strategic objectives.

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table sets forth the aggregate fees billed to Cambrex for each of the fiscal years ended December 31, 2005 and December 31, 2004, by the Company's independent public accounting firm, PricewaterhouseCoopers LLP for Audit, Audit-Related, Tax and All Other Fees:

                                                               DECEMBER 31,      DECEMBER 31,
                                                                   2005              2004
                                                              ---------------   ---------------
Audit Fees..................................................    $2,915,670        $2,886,000
Audit-Related Fees..........................................    $   60,000        $  278,000
Tax Fees....................................................    $        0        $        0
All Other...................................................    $        0        $        0
                                                                ----------        ----------
Totals......................................................    $2,975,670        $3,164,000
                                                                ==========        ==========

AUDIT FEES

     Aggregate Audit fees billed for professional services rendered by PricewaterhouseCoopers, LLP in connection with its audit of the Company's financial statements were $2,915,670 for fiscal year-ended 2005. Aggregate Audit fees for fiscal year ended 2004 were $2,886,000. Such fees also include PwC's internal control review and attestation now required pursuant to the Sarbanes-Oxley Act and the securities regulations.

AUDIT-RELATED FEES

     Aggregate Audit-Related fees billed for professional services rendered by PricewaterhouseCoopers, LLP in connection with assurance and related services reasonably related to the audit and review of the Company's financial statements were $60,000 and $278,000 for fiscal years-ended 2005 and 2004, respectively. Such services include the financial audits of the Company's employee benefit plans; due diligence services pertaining to an acquisition and other commercial transactions; and general accounting, financial reporting and disclosure matters; and assistance with understanding and implementing new accounting and financial reporting guidance and internal control requirements.

TAX FEES

     There were no Tax fees billed for professional tax services rendered by PricewaterhouseCoopers, LLP for fiscal years ended 2005 and 2004.

ALL OTHER FEES

     PricewaterhouseCoopers, LLP did not perform any services classified as Other Services during fiscal years-ended 2005 and 2004, and as such, there were no billings for such services.

     As discussed above in the Audit Committee Report, in May of 2003 the Audit Committee established a policy (the "Policy") for pre-approval of all audit and permissible non-audit services performed by the independent auditors. During fiscal year 2005, all services rendered were approved pursuant to the Policy. Further during fiscal years 2005 and 2004, there were no services performed or fees incurred by PricewaterhouseCoopers, LLP where pre-approval was waived pursuant to the statutory de minimis exception.

     The Audit Committee has reviewed the billings by PricewaterhouseCoopers LLP and has determined that they do not affect the auditor's independence.

                                    PART IV

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) 1. The following consolidated financial statements of the Company are filed as part of this report:

                                                                PAGE NUMBER
                                                              (IN THIS REPORT)
                                                              ----------------
Report of Independent Registered Public Accounting Firm.....         43
Consolidated Balance Sheets as of December 31, 2005, and
  2004......................................................         45
Consolidated Income Statements for the Years Ended December
  31, 2005, 2004 and 2003...................................         46
Consolidated Statement of Stockholders' Equity for the Years
  Ended December 31, 2005, 2004 and 2003....................         47
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2005, 2004 and 2003..........................         48
Notes to Consolidated Financial Statements..................         49

     (a) 2. (i) The following schedule to the consolidated financial statements of the Company as filed herein and the Report of Independent Registered Public Accounting Firm are filed as part of this report.

                                                                PAGE NUMBER
                                                              (IN THIS REPORT)
                                                              ----------------
Schedule II -- Valuation and Qualifying Accounts............        114

     All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

     (a) 3. The exhibits filed in this report are listed in the Exhibit Index on pages 117-119.

                                                                     SCHEDULE II

                              CAMBREX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                             (DOLLARS IN THOUSANDS)

                                          COLUMN A     COLUMN B     COLUMN C     COLUMN D    COLUMN E
                                          ---------   ----------   ----------   ----------   --------
                                                             ADDITIONS
                                                      -----------------------
                                           BALANCE    CHARGED TO   CHARGED TO
                                          BEGINNING    COST AND      OTHER                    END OF
CLASSIFICATION                             OF YEAR     EXPENSES     ACCOUNTS    DEDUCTIONS     YEAR
--------------                            ---------   ----------   ----------   ----------   --------
Year Ended December 31, 2005:
  Doubtful trade receivables and returns
     and allowances.....................   $ 2,304     $   877       $  (47)       $367      $  2,767
  Deferred tax valuation allowance......    79,012      40,126          884          --       120,022
Year Ended December 31, 2004:
  Doubtful trade receivables and returns
     and allowances.....................   $ 3,281     $  (369)      $   91        $699      $  2,304
  Deferred tax valuation allowance......    53,769      24,550          693          --        79,012
Year Ended December 31, 2003:
  Doubtful trade receivables and returns
     and allowances.....................   $ 1,672     $ 1,584       $  222        $197      $  3,281
  Deferred tax valuation allowance......     2,821      49,502        1,446          --        53,769

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAMBREX CORPORATION

                                          By /s/      JAMES A. MACK
                                            ------------------------------------
                                                       James A. Mack
                                             Chairman of the Board of Directors
                                               President and Chief Executive
                                                           Officer

                                                    Date: May 26, 2006

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

                    SIGNATURE                                      TITLE                        DATE
                    ---------                                      -----                        ----

                /s/ JAMES A. MACK                    Chairman of the Board of            )
 ------------------------------------------------    Directors President and Chief
                  James A. Mack                      Executive Officer


                /s/ LUKE M. BESHAR                   Executive Vice President and        )
 ------------------------------------------------    Chief Financial Officer
                  Luke M. Beshar                     (Principal Financial Officer and
                                                     Accounting Officer)


               /s/ DAVID R. BETHUNE                  Director                            )
 ------------------------------------------------
                 David R. Bethune


               /s/ ROSINA B. DIXON*                  Director                            )
 ------------------------------------------------
              Rosina B. Dixon, M.D.


                /s/ ROY W. HALEY*                    Director                            )
 ------------------------------------------------
                   Roy W. Haley


           /s/ KATHRYN RUDIE HARRIGAN*               Director                            )
 ------------------------------------------------
            Kathryn Rudie Harrigan PhD


            /s/ LEON J. HENDRIX, JR.*                Director                            ) May 26, 2006
 ------------------------------------------------
               Leon J. Hendrix, Jr.


                /s/ ILAN KAUFTHAL*                   Director                            )
 ------------------------------------------------
                  Ilan Kaufthal


                /s/ WILLIAM KORB*                    Director                            )
 ------------------------------------------------
                   William Korb


               /s/ JOHN R. MILLER*                   Director                            )
 ------------------------------------------------
                  John R. Miller

                    SIGNATURE                                      TITLE                        DATE
                    ---------                                      -----                        ----


              /s/ PETER G. TOMBROS*                  Director                            )
 ------------------------------------------------
                 Peter G. Tombros


 *By                /s/ JAMES A. MACK                                                    )
        ------------------------------------------
                      James A. Mack
                     Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
   3.1          --  Restated Certificate of Incorporation of registrant, as amended.(W).
   3.2          --  By Laws of registrant.(X).

   4.1          --  Form of Certificate for shares of Common Stock of
                    registrant.(A) -- Exhibit 4(a).

  10.1          --  Purchase Agreement dated July 11, 1986, as amended, between the registrant and ASAG, Inc.(A) -- Exhibit 10(r).

  10.2          --  Asset Purchase Agreement dated as of June 5, 1989 between
                    Whittaker Corporation and the registrant.(B) -- Exhibit
                    10(a).

  10.3          --  Asset Purchase Agreement dated as of July 1, 1991 between
                    Solvay Animal Health, Inc. and the registrant.(C).

  10.4          --  Asset Purchase Agreement dated as of March 31, 1992 between
                    Hexcel Corporation and the registrant.(E).

  10.5          --  Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB, Akzo Nobel NV and the registrant, for the purchase of Nobel Chemicals AB.(H).

  10.6          --  Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB, Akzo Nobel and the registrant, for the purchase of Profarmaco Nobel, S.r.l.(H).

  10.7          --  Stock purchase agreement dated as of October 3, 1997 between
                    BioWhittaker and the registrant.(M).

  10.8          --  Asset purchase agreement dated as of August 7, 2003 between
                    Rutherford Acquisition Corporation and Cambrex Corporation and The Sellers listed in the asset Purchase agreement.(O).

  10.9          --  Credit Agreement dated as of October 7, 2005 between Cambrex
                    Corporation, the subsidiary borrowers party hereto, the subsidiary guarantors party hereto, the lenders party hereto and JP Morgan Chase Bank, N.A., as Administrative Agent.(T).

  10.14         --  Retention and Enhanced Severance Program.(Y).

  10.15         --  James A. Mack Compensation Agreement.(Y).

  10.16         --  1994 Stock Option Plan.(G).

  10.17         --  1996 Performance Stock Option Plan.(L).

  10.18         --  1998 Performance Stock Option Plan.(N).

  10.19         --  2000 Employee Performance Stock Option Plan.(N).

  10.20         --  Form of Employment Agreement (amended and restated) between the registrant and its executive officers named in the Revised Schedule of Parties thereto.(J).

  10.21         --  Revised Schedule of Parties to Employment Agreement (Exhibit
                    10.20 hereto).(J).

  10.22         --  Cambrex Corporation Savings Plan.(F).

  10.23         --  Cambrex Corporation Supplemental Retirement Plan.(I).

  10.24         --  Deferred Compensation Plan of Cambrex Corporation (as
                    amended and restated as of March 1, 2001).(J).

  10.27         --  Consulting Agreement dated December 15, 1994 between the registrant and Arthur I. Mendolia.(I).

  10.28         --  Consulting Agreement dated December 15, 1995 between the registrant and Cyril C. Baldwin, Jr.(I).

  10.29         --  Consulting Agreement between the registrant and James A.
                    Mack.(I).

  10.30.1       --  Additional Retirement Payment Agreement dated December 15,
                    1994 between the registrant and Arthur I. Mendolia.(I).

---------------
See legend on following page

                                 EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------

  10.31         --  Additional Retirement Payment Agreement dated December 15,
                    1994 between the registrant and Cyril C. Baldwin, Jr.(I).

  10.32         --  Additional Retirement Payment Agreement between the
                    registrant and James A. Mack.(I).

  10.33         --  2001 Performance Stock Option Plan.(P).

  10.34         --  2003 Performance Stock Option Plan.(P).

  10.35         --  2004 Performance Incentive Plan.(Q).

  10.36         --  Directors' Common Stock Fee Payment Plan.(Q).

  10.37         --  Directors' Compensation Arrangements.(S).

  10.38         --  2004 Incentive Plan.(U).

  10.39         --  Separation and General Release Agreement.(V).

  10.40         --  Registration Rights Agreement dated as of June 6, 1985 between the registrant and the purchasers of its Class D
                    Convertible Preferred stock and 9% Convertible Subordinated
                    Notes due 1997.(A) -- Exhibit 10(m).

  10.41         --  Administrative Consent Order dated September 16, 1985 of the
                    New Jersey Department of Environmental Protection to Cosan
                    Chemical Corporation.(A) -- Exhibit 10(q)

  10.42         --  Registration Rights Agreement dated as of June 5, 2006 between the registrant and American Stock Transfer and Trust
                    Company.(K).

  10.50         --  Manufacturing Agreement dated as of July 1, 1991 between the registrant and A.L. Laboratories, Inc.(D).

  21            --  Subsidiaries of registrant.(J).

  23            --  Consent of PricewaterhouseCoopers LLP to the incorporation by reference of its report herein in Registration Statement
                    Nos. 333-57404, 333-22017, 33-21374, 33-37791, 33-81780,
                    33-81782, 333-113612, 333-113613 and 333-129473 on Form S-8
                    of the registrant.(J).

  24            --  Powers of Attorney to sign this report.(J)

  31.1          --  CEO Certification pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.(J).

  31.2          --  CFO Certification pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.(J).

  32.1          --  CEO Certification pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.(R).
  32.2          --  CFO Certification pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.(R).

---------------
See legend on following page

                                 EXHIBIT INDEX

(A) Incorporated by reference to the indicated Exhibit to registrant's Registration Statement on Form S-1 (Registration No. 33-16419).

(B) Incorporated by reference to registrant's Annual Report on Form 8-K dated June 5, 1989.

(C) Incorporated by reference to registrant's Current Report on Form 8-K dated July 1, 1991.

(D) Incorporated by reference to the registrant's Annual Report on Form 10-K for 1991.

(E) Incorporated by reference to the registrant's Current Report on Form 8-K dated April 10, 1992 and Amendment No. 1 to its Current Report.

(F) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81780) dated July 20, 1994.

(G) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81782) dated July 20, 1994.

(H) Incorporated by reference to registrant's Current Report on Form 8-K dated October 26, 1994.

(I) Incorporated by reference to the registrant's Annual Report on Form 10-K for 1994.

(J)   Filed herewith.

(K) Incorporated by reference to the registrant's Current Report on Form 8-A dated May 25, 2006.

(L) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 333-22017) dated February 19, 1997.

(M) Incorporated by reference to the registrant's Current Report on Form 8-K dated October 8, 1997.

(N) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 333-57404) dated March 22, 2001.

(O) Incorporated by reference to the registrant's Current Report on Form 8-K dated November 10, 2003.

(P) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 333-113612) dated March 15, 2004.

(Q) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 333-113613) dated March 15, 2004.

(R)   Furnished herewith.

(S) Incorporated by reference to the registrant's Current Report on Form 8-K dated June 6, 2005.

(T) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q dated August 4, 2005.

(U) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 333-129473) dated November 4, 2005.

(V) Incorporated by reference to the registrant's Current Report on Form 8-K dated January 4, 2006.

(W) Incorporated by reference to registrant's Annual Report on Form 10-K dated March 31, 2005.

(X) Incorporated by reference to registrant's Current Report on Form 8-K dated August 3, 2005.

(Y) Incorporated by reference to registrant's Current Report on Form 8-K dated February 7, 2006.