Form 10-Q
period 2006-03-31
CAMBREX CORP
filed 2006-06-07
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          for the transition period from _____________ to ____________

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

     As of May 31, 2006, there were 26,840,591 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                      For The Quarter Ended March 31, 2006
                                Table of Contents

                                                                        Page No.
                                                                        --------
Part I Financial information

   Item 1.  Financial Statements (Unaudited)

            Consolidated balance sheets as of March 31, 2006 and
            December 31, 2005                                                  2

            Consolidated income statements for the three months ended
            March 31, 2006 and 2005                                            3

            Consolidated statements of cash flows for the three
            months ended March 31, 2006 and 2005                               4

            Notes to unaudited consolidated financial statements          5 - 21

   Item 2.  Management's Discussion and Analysis of

            Financial Condition and Results of Operations                22 - 27

   Item 3.  Quantitative and Qualitative Disclosures about Market
            Risk                                                              27

   Item 4.  Controls and Procedures                                           28

Part II Other information

   Item 1.  Legal Proceedings                                                 29

   Item 1A. Risk Factors                                                      29

   Item 2.  Changes in Securities and Use of Proceeds                         29

   Item 4.  Matters Submitted to a Vote of Securities Holders                 29

   Item 6.  Exhibits                                                          29

Signatures                                                                    30

                         Part 1 - FINANCIAL INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                             March 31,   December 31,
                                                                2006         2005
                                                             ---------   ------------
ASSETS
Current assets:
   Cash and cash equivalents .............................   $ 23,681      $ 45,932
   Trade receivables, net ................................     70,297        74,425
   Inventories, net ......................................    105,785        93,617
   Prepaid expenses and other current assets .............     12,034        15,552
                                                             --------      --------
      Total current assets ...............................    211,797       229,526
Property, plant and equipment, net .......................    232,504       229,410
Goodwill .................................................     97,216        96,368
Other intangible assets, net .............................     50,860        51,183
Other assets .............................................      5,543         5,985
                                                             --------      --------
      Total assets .......................................   $597,920      $612,472
                                                             ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................   $ 39,804      $ 38,813
   Accrued expenses and other current liabilities ........     48,661        51,819
   Short-term debt and current portion of long-term debt..      1,622         1,514
                                                             --------      --------
      Total current liabilities ..........................     90,087        92,146
Long-term debt ...........................................    168,136       186,819
Deferred tax liabilities .................................     29,151        28,543
Other non-current liabilities ............................     63,015        61,713
                                                             --------      --------
      Total liabilities ..................................    350,389       369,221
                                                             --------      --------
Stockholders' equity:
   Common stock, $.10 par value; authorized 100,000,000
      issued 29,187,241 and 29,118,141 shares at
      respective dates ...................................      2,919         2,912
   Additional paid-in capital ............................    218,908       217,105
   Retained earnings .....................................     59,964        62,170
   Treasury stock, at cost; 2,433,990 and 2,443,313
      shares at respective dates .........................    (20,200)      (20,768)
   Accumulated other comprehensive loss ..................    (14,060)      (18,168)
                                                             --------      --------
      Total stockholders' equity .........................    247,531       243,251
                                                             --------      --------
      Total liabilities and stockholders' equity .........   $597,920      $612,472
                                                             ========      ========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                               Three months ended
                                                                    March 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
Gross sales ...............................................   $119,607   $110,462
   Allowances and rebates .................................        899        989
                                                              --------   --------
Net sales .................................................    118,708    109,473
   Other revenues .........................................      1,080      2,460
                                                              --------   --------
Net revenues ..............................................    119,788    111,933
Cost of goods sold ........................................     74,868     68,671
                                                              --------   --------
Gross profit ..............................................     44,920     43,262
Operating expenses:
   Selling, general and administrative expenses ...........     28,193     26,497
   Research and development expenses ......................      5,988      5,858
                                                              --------   --------
      Total operating expenses ............................     34,181     32,355
Operating profit ..........................................     10,739     10,907
Other expenses:
   Interest expense, net ..................................      7,353      2,730
   Other expense, net .....................................         22        190
                                                              --------   --------
Income before income taxes ................................      3,364      7,987
   Provision for income taxes .............................      4,541      3,897
                                                              --------   --------
(Loss)/earnings before cumulative effect of a change in
   accounting principle ...................................   $ (1,177)  $  4,090
Cumulative effect of a change in accounting principle .....       (228)        --
                                                              --------   --------
Net (loss)/income .........................................   $ (1,405)  $  4,090
                                                              ========   ========
Basic earnings per share:
   (Loss)/earnings before cumulative effect of a change
      in accounting principle .............................   $  (0.04)  $   0.16
   Cumulative effect of a change in accounting principle ..      (0.01)        --
                                                              --------   --------
   Net (loss)/income ......................................   $  (0.05)  $   0.16
Diluted earnings per share:
   (Loss)/earnings before cumulative effect of a change
      in accounting principle .............................   $  (0.04)  $   0.15
   Cumulative effect of a change in accounting principle ..      (0.01)        --
                                                              --------   --------
   Net (loss)/income ......................................   $  (0.05)  $   0.15
Weighted average shares outstanding:
   Basic ..................................................     26,661     26,346
   Effect of dilutive stock options .......................         --        284
                                                              --------   --------
   Diluted ................................................     26,661     26,630
Cash dividends paid per share .............................   $   0.03   $   0.03
                                                              ========   ========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                 Three months ended
                                                                      March 31,
                                                                --------------------
                                                                   2006       2005
                                                                ---------   --------
Cash flows from operating activities:
   Net (loss)/income ........................................   $  (1,405)  $  4,090
   Cumulative effect of a change in accounting principle ....         228         --
   Depreciation and amortization ............................       8,611      9,944
   Acquired in-process research and development .............       1,445         --
   Write-off of debt origination fees .......................         463         --
   Stock based compensation .................................         377       (650)
   Deferred income taxes ....................................          29         --
   Allowance for doubtful accounts ..........................         512        384
   Inventory reserves .......................................         (69)     1,706
   Loss on sale of property, plant and equipment ............         152        115
   Changes in assets and liabilities:
      Receivables ...........................................       4,417     (1,074)
      Inventories ...........................................     (10,857)   (10,527)
      Prepaid expenses and other current assets .............       3,800      1,628
      Accounts payable and other current liabilities ........      (2,328)      (477)
      Other non-current assets and liabilities ..............         558      2,943
                                                                ---------   --------
   Net cash provided by operating activities ................       5,933      8,082
                                                                ---------   --------
Cash flows from investing activities:
   Capital expenditures .....................................      (8,499)    (9,046)
   Acquired in-process research and development .............      (1,338)        --
   Other investing activities ...............................         (41)    (2,758)
                                                                ---------   --------
   Net cash used in investing activities ....................      (9,878)   (11,804)
                                                                ---------   --------
Cash flows from financing activities:
   Dividends paid ...........................................        (801)      (792)
   Net increase in short-term debt ..........................         457         --
   Long-term debt activity (including current portion):
      Borrowings ............................................     127,200     24,814
      Repayments ............................................    (146,985)   (16,387)
   Proceeds from stock options exercised ....................       1,003         32
   Other financing activities ...............................          (1)       111
                                                                ---------   --------
      Net cash (used in)/provided by financing activities ...     (19,127)     7,778
                                                                ---------   --------
Effect of exchange rate changes on cash .....................         821     (4,213)
                                                                ---------   --------
Net decrease in cash and cash equivalents ...................     (22,251)      (157)
Cash and cash equivalents at beginning of period ............      45,932     91,532
                                                                ---------   --------
Cash and cash equivalents at end of period ..................   $  23,681   $ 91,375
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

     The accompanying unaudited consolidated financial statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments which are of a normal and recurring nature, except as otherwise described herein, and are necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005.

     The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Inventory Costs

     In November 2004, the Financial Accounting Standards Board ("FASB") published FAS 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 amends guidance to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), which under some circumstances ARB No. 43 stated "may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criteria of "so abnormal". In addition, this statement requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facility. This statement was effective on January 1, 2006 and was not material to the Company's financial position or results of operations.

     Share-Based Payment

     The Company adopted FAS 123(R) "Share-Based Payment" ("FAS 123(R)") effective January 1, 2006 using the modified prospective transition method. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. During 2005 all out-of-the-money unvested options outstanding as well as all out-of-the-money options granted during 2005 were fully vested by the Compensation Committee of the Board of Directors. This represents approximately 2,650,000 options which resulted in the acceleration of pro forma compensation expense of $12,711 in 2005. The purpose of the accelerated vesting was to eliminate compensation expense in the income statement that the Company would otherwise have recorded with respect to these accelerated options subsequent to the January 1, 2006 effective date of FAS 123(R). The Company is also required to measure stock appreciation rights ("SARs") at fair market value. Prior to adopting FAS 123(R), the SARs were recorded at the intrinsic value. As a result of adopting FAS 123(R), the Company recorded $228 in compensation expense as a cumulative effect of a change in accounting principle during the first quarter of 2006.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(3)  ACQUISITIONS

     On February 2, 2006, the Company acquired Cutanogen Corporation for a purchase price of $1,445 which was paid at closing with additional purchase price payments of up to $4,800 subject to the achievement of certain regulatory and commercial milestones. Cutanogen Corporation is a privately-held biotechnology company that focuses on products used to treat patients with severe burns. Cutanogen's product, PermaDerm(TM) cultured skin, is the first multi-layered product that combines autologous epidermal and dermal layers of the skin in a product for severe burns that is pliable and grows with the patient, a particular advantage when a burn patient is a child. The Company expensed the purchase price payment and will continue to expense all additional payments prior to regulatory approval of the product as in-process research and development. At acquisition, Cutanogen was a development stage company, as it had no long-lived assets, revenues or employees. Cutanogen will be reported as part of the Bioproducts segment.

(4)  STOCK BASED COMPENSATION

     The Company adopted FAS 123(R) effective January 1, 2006 using the modified prospective transition method. Prior to January 1, 2006, the company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost associated with stock options was recognized in the financial results for the quarter ended March 31, 2005, as all the options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The first quarter of 2006 does not include compensation cost for options granted prior to January 1, 2006 as all options outstanding prior to January 1, 2006 were fully vested as of December 31, 2005. On March 31, 2006, the Company had seven active stock-based employee compensation plans in effect. The Company also had outstanding at March 31, 2006 SARs and restricted stock as described below.

     Beginning January 1, 2006, the Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value per share for the stock options granted to employees during the quarter ended March 31, 2006 was $8.15.

     Stock option values were estimated using a 0.55% dividend yield, expected volatility of 38.27% and a risk-free interest rate of 4.42%. The Company's stock options are not publicly traded, therefore, expected volatilities are based on historical volatility of the Company's stock. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period approximates the option's expected term. The expected term of 4.75 years was utilized based on Staff Accounting Bulletin No. 107, "Share-Based Payment" "simplified" method for determining the expected term of stock options. Assumptions used in estimating the fair value of stock options granted in the first quarter 2006 are consistent with the assumptions used prior to the adoption of FAS 123(R) with the exception of the expected life. As a result of using the "simplified" method, the expected life was shortened by 1.25 years.

     FAS 123(R) requires companies to estimate the expected forfeitures for all unvested awards and record compensation costs only for those awards that are expected to vest. As of March 31, 2006, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was immaterial. The cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 3.8 years.

     The amount of stock based compensation costs related to stock options recorded in the first quarter 2006 was negligible and would not have changed earnings per share as a result of adopting FAS 123(R) on January 1, 2006.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(4)  STOCK BASED COMPENSATION (CONTINUED)

     Cambrex senior executives participate in a long-term incentive plan which rewards achievement of long-term strategic goals with restricted stock units. Awards are made annually to key executives and vest in one-third increments on the first, second and third anniversaries of the grant. On the third anniversary of the grant, restrictions on sale or transfer are removed and shares are issued to executives. In the event of termination of employment or retirement, the participant is entitled to the vested portion of the restricted stock units and forfeits the remaining amount; the three-year sale and transfer restriction remains in place. In the event of death or permanent disability, all shares vest and the deferred sales restriction lapses. These awards are classified as equity awards as defined in FAS 123(R). Historically, only senior executives participated in this plan. As of January 1, 2006, certain other employees are eligible to receive restricted stock as part of a redesigned stock-based compensation plan. For the quarters ended March 31, 2006 and 2005, the Company recorded $159 and $220 respectively, in compensation expense for this plan. As of March 31, 2006, the total compensation cost related to unvested restricted stock granted but not yet recognized was $1,939. The cost will be amortized on a straight line basis over the remaining vesting period.

     At March 31, 2006, the Company has outstanding 150,000 fully-vested cash-settled incentive SARs at a price of $19.30. These SARs are classified as liability awards and, as such, will be recorded at fair value until the rights are exercised or expire with the amount being recorded as compensation expense or benefit in the applicable period. Fair market value was estimated using a 0.55% dividend yield, expected volatility of 38.77% and risk-free rate of 4.75%. For the quarters ended March 31, 2006 and 2005 the Company recorded $218, at fair market value, and ($870), at intrinsic value, respectively, in compensation expense/(benefit). In addition, during the first quarter of 2006, the Company recorded $228 in compensation expense as a cumulative effect of a change in accounting principle in accordance with FAS 123(R). Under FAS 123(R), the Company is required to measure the SARs at fair market value. Prior to adopting FAS 123(R), the SARs were measured at the intrinsic value.

     The following table is a summary of the Company's stock option activity issued to employees and related information:

                                                          WEIGHTED-
                                             WEIGHTED-     AVERAGE
                                              AVERAGE     REMAINING
                                 NUMBER OF    EXERCISE   CONTRACTUAL
OPTIONS                            SHARES      PRICE         TERM
-------                          ---------   ---------   -----------
Outstanding at January 1, 2006   4,021,247     $26.60        4.63
Granted                              2,250     $21.71
Exercised                          (79,600)    $14.48
Forfeited or expired               (56,033)    $22.96
                                 ---------
Outstanding at March 31, 2006    3,887,864     $26.90        4.41
                                 =========
Exercisable at March 31, 2006    3,885,614     $26.90        4.41

     The aggregate intrinsic value for all stock options exercised during the first quarters of 2006 and 2005 were $435 and $21, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(4)  STOCK BASED COMPENSATION (CONTINUED)

     A summary of the Company's nonvested restricted stock as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

                                              WEIGHTED-
                               NUMBER OF   AVERAGE GRANT-
NONVESTED RESTRICTED STOCK       SHARES    DATE FAIR VALUE
--------------------------     ---------   ---------------
Nonvested at January 1, 2006     69,756         $24.30
Granted                          63,005         $21.71
Vested during period            (30,306)        $24.64
Forfeited                        (5,462)        $21.71
                                -------
Nonvested at March 31, 2006      96,993         $22.66
                                =======

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 as amended by FAS 148, Accounting for Stock-Based Compensation, to stock-based employee compensation in the first quarter 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized ratably to expense over the option's vesting periods.

                                            Three Months
                                          Ended March 31,
                                                2005
                                          ---------------
Net income, as reported ...............       $4,090
Add: stock based compensation
   included in reported net income ....         (650)
Deduct: stock-based compensation
   expenses determined using fair value
   method .............................         (729)
                                              ------
Proforma net income ...................       $2,711
Earnings per share:
   Basic - as reported ................       $ 0.16
   Basic - proforma ...................       $ 0.10
   Diluted - as reported ..............       $ 0.15
   Diluted - proforma .................       $ 0.10

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(5)  GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the three months ended March 31, 2006, are as follows:

                                                           Human
                                Bioproducts   Biopharma    Health
                                  Segment      Segment    Segment    Total
                                -----------   ---------   -------   -------
Balance as of January 1, 2006     $56,642       $8,863    $30,863   $96,368
Translation effect                    206           --        642       848
                                  -------       ------    -------   -------
Balance as of March 31, 2006      $56,848       $8,863    $31,505   $97,216
                                  =======       ======    =======   =======

     Other intangible assets that are not subject to amortization, consist of the following:

                        As of         As of
                      March 31,   December 31,
                         2006         2005
                      ---------   ------------
Trademarks             $33,898       $33,898
Proprietary Process      2,052         2,052
                       -------       -------
   Total               $35,950       $35,950
                       =======       =======

     Other intangible assets, which will continue to be amortized, consist of the following:

                                 As of March 31, 2006
                     --------------------------------------------
                     Gross Carrying    Accumulated   Net Carrying
                         Amount       Amortization      Amount
                     --------------   ------------   ------------
Product Technology       $12,400        $(4,476)        $ 7,924
Patents                    5,774         (2,210)          3,564
Supply Agreements          2,110         (1,207)            903
License Agreement          2,005           (449)          1,556
Other                      2,034         (1,071)            963
                         -------        -------         -------
   Total                 $24,323        $(9,413)        $14,910
                         =======        =======         =======

                                As of December 31, 2005
                     --------------------------------------------
                     Gross Carrying    Accumulated   Net Carrying
                         Amount       Amortization      Amount
                     --------------   ------------   ------------
Product Technology       $12,326        $(4,257)        $ 8,069
Patents                    5,685         (2,097)          3,588
Supply Agreements          2,110         (1,152)            958
License Agreement          2,005           (401)          1,604
Other                      1,974           (960)          1,014
                         -------        -------         -------
   Total                 $24,100        $(8,867)        $15,233
                         =======        =======         =======

     Amortization expense for the quarters ended March 31, 2006 and 2005 was $488 and $539, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(5)  GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

     The expected amortization expense related to intangible assets in the future is as follows:

For the year ended December 31, 2006 ..   $1,925
For the year ended December 31, 2007 ..   $1,895
For the year ended December 31, 2008 ..   $1,779
For the year ended December 31, 2009 ..   $1,510
For the year ended December 31, 2010 ..   $1,319

(6)  INCOME TAXES

     The effective tax rate for the first quarter 2006 was 135.0% compared to 48.8% in the first quarter 2005. The tax provision in the first quarter 2006 increased to $4,541 compared to $3,897 in the first quarter of 2005. This change is due to the geographic mix of pre-tax earnings.

     The Company's domestic net deferred tax assets at March 31, 2006 were primarily associated with net operating loss carryforwards, foreign tax credits, research and experimentation tax credits and alternative minimum tax credits, which are evaluated quarterly to assess the likelihood of realization. The realization of these assets is ultimately dependent upon generating future taxable income or implementing tax planning strategies prior to expiration of those assets. Since September 30, 2003 the Company has maintained a full valuation allowance against its domestic net deferred tax assets and will continue to do so until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. During the fourth quarter of 2005 the Company recorded a $16,926 increase to the valuation allowance to write down the carrying value of deferred tax assets related to certain domestic indefinite-lived intangible assets that had been previously preserved by tax planning strategies. During the first quarter of 2006 the Company recorded an increase of $188 to its deferred tax liabilities relating to its domestic indefinite lived assets. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 5 - 10 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

(7)  NET INVENTORIES

     Inventories are stated at the lower of standard cost, determined on a first-in, first-out basis, or market.

     Net inventories at March 31, 2006 and December 31, 2005 consist of the following:

                     March 31,   December 31,
                        2006         2005
                     ---------   ------------
Finished goods ...    $ 48,488      $46,134
Work in process ..      31,157       24,615
Raw materials ....      22,549       18,159
Supplies .........       3,591        4,709
                      --------      -------
   Total .........    $105,785      $93,617
                      ========      =======

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(8) LONG-TERM DEBT

    Long-term debt at March 31, 2006 and December 31, 2005 consists of the following:

                            March 31,   December 31,
                               2006         2005
                            ---------   ------------
Bank credit facilities ..    $163,273     $ 81,943
Senior notes ............          --      100,000
Capitalized leases ......       5,696        6,056
Notes payable ...........         285          291
                             --------     --------
   Subtotal .............    $169,254     $188,290
Less: current portion ...       1,118        1,471
                             --------     --------
   Total ................    $168,136     $186,819
                             ========     ========

     In January 2006, the Company elected to prepay the senior notes with funds provided by borrowing under the 5-Year Syndicated Senior Revolving Credit Facility. An expense of $5,272 was recorded related to a make-whole payment of $4,809 paid to the senior note holders concurrent with the January 2006 payment, and the related acceleration of $463 of unamortized origination fees.

     The Company is required to provide financial statements to its lenders under the 5-Year Agreement within 60 days after its fiscal quarter-end. The Company has received a waiver from its lenders through June 29, 2006 relating to this requirement for the quarter ended March 31, 2006.

(9) COMPREHENSIVE INCOME

    The following table shows the components of comprehensive income/(loss) for the three months ended March 31, 2006 and 2005:

                                                                      For the three months
                                                                         ended March 31,
                                                                      --------------------
                                                                         2006      2005
                                                                        ------   --------
Net (loss)/income                                                      $(1,405)  $  4,090
Foreign currency translation                                             3,740    (14,911)
Unrealized gain/(loss) on hedging contracts, net of tax                    124       (708)
Unrealized gain/(loss) on available for sale securities, net of tax        244        (65)
                                                                        ------   --------
   Total                                                                $2,703   $(11,594)
                                                                        ======   ========

(10) RETIREMENT PLANS

     Domestic Pension Plans

     The Company maintains two U.S. defined-benefit pension plans which cover all eligible employees: the Nepera Hourly Pension Plan which covers the union employees at the Harriman, New York plant, and the Cambrex Pension Plan which covers all other eligible employees.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(10) RETIREMENT PLANS (CONTINUED)

     The components of net periodic pension cost for the Company's domestic plans for the three months ended March 31, 2006 and 2005 are as follows:

                                          March 31,   March 31,
                                             2006        2005
                                          ---------   ---------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost ........................      $  729       $ 688
Interest cost .......................         858         791
Expected return on plan assets ......        (746)       (735)
Amortization of prior service cost ..          11          11
Recognized actuarial loss ...........         180         113
                                           ------       -----
Net periodic benefit cost ...........      $1,032       $ 868
                                           ======       =====

     The Company expects to contribute $4,250 in cash to its two U.S. defined-benefit pension plans in 2006.

     The Company has two Supplemental Executive Retirement Plans ("SERP") for key executives. These plans are non-qualified and unfunded.

     The components of net periodic pension cost for the Company's SERP Plans for the three months ended March 31, 2006 and 2005 are as follows:

                                                        March 31,   March 31,
                                                           2006        2005
                                                        ---------   ---------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost ........................................      $ 55        $ 56
Interest cost .......................................       113         108
Amortization of unrecognized transition obligation ..        26          25
Amortization of prior service cost ..................         1           1
Recognized actuarial loss ...........................        18          10
                                                           ----        ----
Net periodic benefit cost ...........................      $213        $200
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(10) RETIREMENT PLANS (CONTINUED)

     The components of net periodic pension cost for the Company's international plans for the three months ended March 31, 2006 and 2005 are as follows:

                                                 March 31,   March 31,
                                                    2006        2005
                                                 ---------   ---------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost .................................     $ 344       $ 302
Interest cost ................................       260         282
Expected return on plan assets ...............      (102)        (92)
Amortization of unrecognized net obligation ..        (8)        (13)
Recognized actuarial loss ....................        17          59
Amortization of prior service cost ...........        33          (2)
                                                   -----       -----
Net periodic benefit cost ....................     $ 544       $ 536
                                                   =====       =====

     The Company expects to contribute approximately $548 in cash to its international pension plans in 2006.

(11) OTHER POSTRETIREMENT BENEFITS

     Cambrex provides post-retirement health and life insurance benefits ("post-retirement benefits") to all eligible retired employees. Employees who retire at or after age 55 with fifteen years of service are eligible to participate in the postretirement benefit plans. Certain subsidiaries and all employees hired after December 31, 2002 (excluding those covered by collective bargaining) are not eligible for these benefits. The Company's responsibility for such premiums for each plan participant is based upon years of service. Such plans are self-insured and are not funded. Effective January 1, 2006, the Cambrex Retiree Medical Plan no longer provides prescription coverage to retirees or dependents age 65 or older.

     The components of net periodic pension cost for the three months ended March 31, 2006 and 2005 are as follows:

                                                  March 31,   March 31,
                                                     2006        2005
                                                  ---------   ---------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                        $ 16         $ 15
Interest cost                                         34           38
Actuarial loss recognized                             33           29
Amortization of unrecognized prior service cost      (45)         (38)
                                                    ----         ----
Total periodic postretirement benefit cost          $ 38         $ 44
                                                    ====         ====

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(12) SEGMENT INFORMATION

     The Company classifies its business units into three reportable segments:
Bioproducts, consisting of research products and services and therapeutic applications, Biopharma, consisting of biopharmaceutical process development and manufacturing services and Human Health, consisting of active pharmaceutical ingredients and pharmaceutical intermediates produced under Food and Drug Administration cGMP for use in the production of prescription and over-the-counter drug products and other fine custom chemicals derived from organic chemistry.

     Information as to the operations of the Company in each of its business segments is set forth below based on the nature of the products and services offered. Cambrex evaluates performance based on gross profit and operating profit. Inter-segment sales are not material. The Company allocates certain corporate expenses to each of the segments.

     No customer accounted for more than 10% of consolidated gross sales in the three months ended March 31, 2006 and 2005.

     The Company currently has a long-term sales contract that accounts for more than 10% of Human Health segment sales for the three months ended March 31, 2006 and 2005 that is scheduled to expire at the end of 2008. There is no guarantee that this contract will be renewed.

     The following is a summary of business segment information:

                                          Three months ended
                                              March 31,
                                         -------------------
                                           2006       2005
                                         --------   --------
Gross Sales:
Bioproducts ..........................   $ 41,341   $ 39,919
Biopharma ............................     13,804      7,707
Human Health .........................     64,462     62,836
                                         --------   --------
                                         $119,607   $110,462
                                         ========   ========
Gross Profit:
Bioproducts ..........................   $ 22,867   $ 22,135
Biopharma ............................      1,013     (2,057)
Human Health .........................     21,040     23,184
                                         --------   --------
                                         $ 44,920   $ 43,262
                                         ========   ========
Operating Profit:
Bioproducts ..........................   $  6,868   $  9,646
Biopharma ............................     (1,462)    (4,912)
Human Health .........................     11,593     12,309
Corporate ............................     (6,260)    (6,136)
                                         --------   --------
                                         $ 10,739   $ 10,907
                                         ========   ========

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(12) SEGMENT INFORMATION (CONTINUED)

                                         Three months ended
                                              March 31,
                                         ------------------
                                            2006     2005
                                           ------   ------
Capital Expenditures:
Bioproducts ..........................     $2,921   $2,937
Biopharma ............................        847    1,406
Human Health .........................      4,716    4,254
Corporate ............................         15      449
                                           ------   ------
                                           $8,499   $9,046
                                           ======   ======
Depreciation:
Bioproducts ..........................     $1,630   $1,494
Biopharma ............................        895      946
Human Health .........................      5,348    6,563
Corporate ............................        250      402
                                           ------   ------
                                           $8,123   $9,405
                                           ======   ======
Amortization:
Bioproducts ..........................     $  406   $  422
Biopharma ............................         72      108
Human Health .........................         10        9
                                           ------   ------
                                           $  488   $  539
                                           ======   ======

                                         March 31,   December 31,
                                            2006         2005
                                         ---------   ------------
Total Assets:
Bioproducts ..........................    $236,057     $231,965
Biopharma ............................      54,031       58,652
Human Health .........................     295,393      301,771
Corporate ............................      12,439       20,084
                                          --------     --------
                                          $597,920     $612,472
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

     Environmental

     In connection with laws and regulations pertaining to the protection of the environment, the Company and/or its subsidiaries is a party to several environmental proceedings and remediation investigations and cleanups and, along with other companies, has been named a potentially responsible party ("PRP") for certain waste disposal sites ("Superfund sites"). Additionally, as discussed in the "Sale of Rutherford Chemicals" section of this Note, the Company has retained the liability for certain environmental proceedings, associated with the Rutherford Chemicals business. Each of these matters is subject to various

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) CONTINGENCIES (CONTINUED)

uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The resolution of such matters often spans several years and frequently involves regulatory oversight or adjudication.

     Additionally, many remediation requirements are not fixed and are likely to be affected by future technological, site, and regulatory developments. Consequently, the ultimate extent of liabilities with respect to such matters, as well as the timing of cash disbursements cannot be determined with certainty.

     In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $6,762 and $6,413 at March 31, 2006 and December 31, 2005, respectively. The increase in the accrual is primarily due to an increase in the reserve for the Clifton, NJ site and the Bayonne, NJ site of $425 and $112, respectively, partially offset by payments of $277 and currency fluctuation of $86. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of what it believes are the probable and estimable costs associated with environmental proceedings including amounts for legal and investigation fees where remediation costs may not be estimable at the reporting date.

     As a result of the sale of the Bayonne, New Jersey facility (see "Sale of Rutherford Chemicals" section of this Note), an obligation to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act was triggered and the Company has retained the responsibility for such obligation. The Company completed a preliminary assessment of the site and submitted the preliminary assessment to the New Jersey Department of Environmental Protection ("NJDEP"). The preliminary assessment identified potential areas of concern based on historical operations and sampling of such areas commenced. The Company has completed a second phase of sampling and determined that a third phase of sampling is necessary to determine the extent of contamination and any necessary remediation. The results of the completed and proposed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs, if required. The Company submitted its plan for the third phase of sampling to the NJDEP during the fourth quarter of 2005. The sampling will commence in the next few months.

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

     The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. Prior to the acquisition by the Company, the operations were moved to another location and thereafter Cambrex purchased the business. In 1997, Cosan entered into an Administrative Consent Order with the NJDEP. Under the Administrative Consent Order, Cosan is required to complete an investigation of the extent of the contamination related to the Clifton site and conduct remediation as may be necessary. During the third quarter of 2005, the Company completed the investigation related to the Clifton site, which extends to adjacent properties. The results of the investigation caused the Company to increase

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) CONTINGENCIES (CONTINUED)

its related reserves by $1,300. The Company submitted the results of the investigation and proposed remedial action plan to the NJDEP. The increase in the reserves in the third quarter of 2005 is based on the proposed remedial action plan.

     In February 2005, the New Jersey Federal District Court ruled that a lawsuit claiming property damages against Cosan by the owners of contaminated property adjacent to the Clifton location could be placed on the active calendar. To avoid the expense and uncertainty of trial, the parties have reached an agreement to settle this matter. Under the settlement, which is not yet finalized, Cosan will pay the property owner $425 and reserves have been adjusted accordingly.

     In mid-2004 the United States Environmental Protection Agency ("USEPA") conducted a hazardous waste inspection of the Company's Charles City facility. Thereafter, the USEPA notified the facility of several alleged violations of the hazardous waste laws related to management of hazardous waste and requested additional information related to the alleged violations. The Company responded and provided information which questioned the conclusion that the violations occurred. Nevertheless, the USEPA concluded that several violations existed at the time of the inspection, and on October 3, 2005 issued the facility an order and penalty assessment in the amount of $189. On October 31, 2005 the Company filed a request for a hearing and an informal conference to discuss settlement. Settlement discussions are on-going as we prepare for the hearing.

     In March 2006, the Company received notice from the USEPA that two former operating subsidiaries are considered PRPs at the Berry's Creek Superfund Site, Bergen County, New Jersey. Our operating companies are among many other PRPs that were listed in the notice. Pursuant to the notice the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry's Creek Site. The Company has met with the other PRPs. Both operating companies joined the groups of PRPs and filed a joint response to the USEPA agreeing to jointly negotiate to conduct or fund (along with other PRPs) an appropriate remedial investigation and feasibility study of the Berry's Creek Site. At this time it is too early to predict the extent of any liabilities, consequently we have not recorded any reserves for this matter.

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

     Litigation and Other Matters

          Mylan Laboratories

     In 1998 the Company and its subsidiary Profarmaco S.r.l. (currently known as Cambrex Profarmaco Milano S.r.l.") ("Profarmaco") were named as defendants (along with Mylan Laboratories, Inc. ("Mylan") and Gyma Laboratories of America, Inc., Profarmaco's distributor in the United States) in a proceeding instituted by the Federal Trade Commission ("FTC") in the United States District Court for the District of Columbia (the "District Court"). Suits were also commenced by several State Attorneys' General. The suits alleged violations of the Federal Trade Commission Act arising from exclusive license agreements between Profarmaco and Mylan covering two APIs. The FTC and Attorneys' General suits were settled in February 2001, with Mylan (on its own behalf and on behalf of Profarmaco and Cambrex) agreeing to pay over $140,000 and with Mylan, Profarmaco and Cambrex agreeing to monitor certain future conduct.

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

     In April 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. In accordance with the agreement $7,615 has been paid through March 31, 2006, with the remaining $4,800 to be paid over the next three years. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. As of March 31, 2006 the outstanding balance for this liability was $4,574.

          Vitamin B-3

     In May 1998, the Company's subsidiary, Nepera, which formerly operated the Harriman facility and manufactured and sold niacinamide ("Vitamin B-3"), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. In 2000, Nepera reached agreement with the Government as to its alleged role in Vitamin B-3 violations from 1992 to 1995. The Canadian government claimed similar violations. All government suits in the U.S. and Canada have been concluded.

     Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3. The actions seek injunctive relief and unspecified but substantial damages. All cases have been settled within established reserve amounts. Settlement documents will be finalized and payments will be made during the next several months. The balance of the reserves recorded within accrued liabilities related to this matter was $1,603 as of March 31, 2006.

          Sale of Rutherford Chemicals

     The Company completed the sale of its Rutherford Chemicals business in November 2003. Under the agreement for the sale ("Purchase Agreement"), the Company provided standard representations and warranties and included various covenants concerning the business, operations, liabilities and financial condition of the Rutherford Chemicals business ("Rutherford Business"). Most of such representations and warranties survived for a period of thirty days after the preparation of the audited financial statements for year-end 2004 by the purchasers of the Rutherford Business ("Buyers"). Therefore, claims for breaches of such representations had to be brought during such time frame. Certain specified representations, warranties and covenants, such as those relating to employee benefit matters and certain environmental matters, survive for longer periods and claims under such representations, warranties and covenants could be brought during such longer periods. Under the Purchase Agreement, the Company has indemnified the Buyer for breaches of representations, warranties and covenants. Indemnifications for certain but not all representations and warranties are subject to a deductible of $750 and a cap at 25 percent of the purchase price.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) CONTINGENCIES (CONTINUED)

     Under the Purchase Agreement, the Company has retained the liabilities associated with existing general litigation matters related to Rutherford Chemicals. With respect to certain pre-closing environmental matters, the Company retains the responsibility for: (i) certain existing matters including violations, environmental testing for the New York facility incinerator and off-site liabilities; and (ii) completing the on-going remediation at the New York facility. Further, as a result of the sale of the Bayonne, New Jersey facility within Rutherford Chemicals, and as discussed in the Environmental Section above, the obligation to investigate site conditions and conduct required remediation under the provisions of the New Jersey Industrial Site Recovery Act was triggered; and the Company has retained the responsibility for completion of any such investigation and remediation. With respect to all other pre-closing environmental liabilities, whether known or unknown, the Buyer is responsible for the management of potential future matters; however, the Buyer and the Company may share the costs of associated remediation with respect to such potential future matters, subject to certain limitations defined in the agreement for sale. The Company has accrued for exposures which are deemed probable and estimable.

     In March 2005, the Company received a claim from the Buyers claiming breach of certain representations, warranties and covenants contained in the Purchase Agreement. In April 2005, the Company responded rejecting the claim. Thereafter, the Buyers submitted an amended claim. The amended claim alleges breaches of representations, warranties and covenants covering each of the five operating sites sold pursuant to the Purchase Agreement and are related primarily to facility structures, utilities and equipment and alleges damages of $26,407. To the extent the alleged damages arise from breaches of representations and warranties, the claim would be subject to a cap of between approximately $14,000 and $16,250, depending on whether certain contingent payments are made, and is subject to the deductible of $750 which is the responsibility of the Buyers. In May 2005, the Company responded to the Buyers and rejected the claim entirely.

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

     In October 2005, the Company received a notice from the Buyers ("October Notice") that summarized the claims previously received in March and April 2005, and included the Buyers' response to the Company's April and May rejection of the earlier notices. The October Notice also set forth additional claims for environmental matters related to the Rutherford Business that relate to environmental matters at each of the five operating sites sold pursuant to the Purchase Agreement. In December 2005 the Buyers added two additional environmental claims related to the former operating sites ("December Notices"). The Company has now responded to the October and December Notices disputing the environmental claims on various grounds, including that the Company believes most claims relate to Buyers' obligations under the Purchase Agreement. The Company also requested additional information because some environmental

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) CONTINGENCIES (CONTINUED)

claims may be covered by sections of the Purchase Agreement where the parties share liability concerning such matters.

     In April 2006, the Company received a summons and complaint (the "Complaint") from the Buyers, which was filed in the Supreme Court of the State of New York, County of New York. The Complaint seeks indemnification, declaratory and injunctive relief for alleged (i) breaches of representations, warranties and covenants covering each of the former operating sites related to facility structures, utilities and equipment included in the March, April and October Notices mentioned above and the allegedly related breach of the Customer Supply Agreement arising from a breach of warranty at the Harriman facility included in September Notice mentioned above (collectively Equipment Matters); and (ii) claims related to environmental matters at each of the five operating locations, most of which related to the former Harriman location included in the October Notice and December Notices mentioned above (collectively "Environmental Matters").

     The Company continues its evaluation of Buyers' allegations and intends to defend itself against these claims vigorously. The Company continues to believe that the Equipment Matters are without merit. Further, the Company continues to believe that based on current information the majority of the Environmental Matters are either Buyers' responsibility or without merit and the remaining are otherwise not reasonably estimable at this time. As such the Company has recorded no reserves for this matter.

          Class Action Matter

     In October 2003, the Company was notified of a securities class action lawsuit filed against Cambrex and five former and current Company officers. Five class action suits were filed with the New Jersey Federal District Court (the "Court"). In January 2004, the Court consolidated the cases, designated the lead plaintiff and selected counsel to represent the class. An amended complaint was filed in March 2004. The lawsuit has been brought as a class action in the names of purchasers of the Company's common stock from October 21, 1998 through July 25, 2003. The complaint alleges that the Company failed to disclose in timely fashion the January 2003 accounting restatement and subsequent SEC investigation, as well as the loss of a significant contract at the Baltimore facility.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) CONTINGENCIES (CONTINUED)

          Baltimore Litigation

     In 2001, the Company acquired the biopharmaceutical manufacturing business in Baltimore (the "Baltimore Business"). The sellers of the Baltimore Business filed suit against the Company alleging that the Company made false representations during the negotiations on which the sellers relied in deciding to sell the business and that the Company breached its obligation to pay additional consideration as provided in the purchase agreement which was contingent on the performance of the Baltimore Business. Management believes the matter to be without merit and has been vigorously defending the suit.

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

     The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of March 31, 2006.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    (dollars in thousands, except share data)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

     The Company's business consists of three segments - Bioproducts, Biopharma and Human Health. The Bioproducts segment consists of research products and services and therapeutic applications. The Biopharma segment consists of the Company's biopharmaceutical process development and manufacturing business. The Human Health segment is primarily comprised of active pharmaceutical ingredients derived from organic chemistry and pharmaceutical intermediates.

     During the first quarter 2006, Cambrex achieved varying levels of success in its business segments. Bioproducts has a robust pipeline of new products with several major product launches planned for the remainder of the year. Sales growth in Human Health is strong and custom development projects are expected to increase significantly this year. Biopharma had one of its best quarters since 2003 and continues to build its project pipeline.

     The following significant events occurred during the first quarter 2006 which affected reported results:

- A $5,272 charge recorded within interest expense due to the pre-payment of a portion of the Company's long-term debt.

- A $1,445 charge recorded within research and development expenses due to the acquisition of Cutanogen.

- A $1,020 charge recorded within administrative expenses for the costs related to the previously announced evaluation of strategic alternatives to enhance shareholder value.

RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 2006 VERSUS FIRST QUARTER 2005

     The following table shows the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales for the quarters ended March 31, 2006 and 2005:

                                    Quarter Ended March 31,
                              -----------------------------------
                                    2006               2005
                              ----------------   ----------------
                                  $        %         $        %
                              --------   -----   --------   -----
Bioproducts................   $ 41,341    34.6%  $ 39,919    36.1%
Biopharma..................     13,804    11.5      7,707     7.0
Human Health...............     64,462    53.9     62,836    56.9
                              --------   -----   --------   -----
   Total gross sales.......   $119,607   100.0%  $110,462   100.0%
                              ========   =====   ========   =====

     The following table shows the gross profit of the Company's three product segments for the first quarter 2006 and 2005:

                                     2006                              2005
                       -------------------------------   -------------------------------
                       Gross Profit $   Gross Margin %   Gross Profit $   Gross Margin %
                       --------------   --------------   --------------   --------------
Bioproducts.........       $22,867           55.3%          $22,135            55.4%
Biopharma...........         1,013            7.3            (2,057)          (26.7)
Human Health........        21,040           32.6            23,184            36.9
                           -------                          -------
   Total............       $44,920           37.6%          $43,262            39.2%
                           =======                          =======

     Gross sales in the first quarter 2006 increased 8.3% to $119,607 from $110,462 in the first quarter 2005. Sales increased in all segments. Gross sales were unfavorably impacted 4.9% in the first quarter 2006 versus the first quarter 2005 due to strengthening of the U.S. dollar primarily versus the euro and Swedish krona.

     Gross profit in the first quarter 2006 was $44,920 compared to $43,262 in the first quarter 2005. Gross margin percentage decreased to 37.6% from 39.2% in the first quarter 2005, reflecting lower margins in the Human Health and Bioproducts segments partially offset by higher margins in the Biopharma segment. Foreign currency fluctuations negatively impacted gross margins by 0.6 percentage points.

     The following table shows gross sales by geographic area for the three months ended March 31, 2006 and 2005:

                March 31,   March 31,
                   2006        2005
                ---------   ---------
North America    $ 54,580    $ 49,398
Europe             57,889      53,848
Asia                4,401       4,914
Other               2,737       2,302
                 --------    --------
Total            $119,607    $110,462
                 ========    ========

     Bioproducts Segment gross sales of $41,341 were $1,422 or 3.6% above the first quarter 2005. Bioproducts sales were unfavorably impacted 3.7% due to strength in the U.S. dollar primarily against the euro in the first quarter 2006 versus 2005.

     Research Products gross sales of $20,705 were $706 or 3.5% above the first quarter 2005 due primarily to increased sales in cell biology products and higher cell culture media product sales.

     Therapeutic Applications gross sales of $20,636 were $716 or $3.6% above the first quarter of 2005 due to higher sales of endotoxin detection products, cell culture media products due to increased volume in Europe and cell therapy services resulting largely from the addition of new customers.

     Bioproducts segment gross margins decreased to 55.3% in the first quarter of 2006 from 55.4% in the first quarter of 2005. Higher sales volume in most product categories and increased pricing were offset by an unfavorable impact due to exchange rates, higher bad debt expense and unfavorable product mix.

     Biopharma Segment gross sales of $13,804 were $6,097 or 79.1% above the first quarter 2005 reflecting higher suite fees and reimbursed materials partially offset by lower fees for labor and process development in our biopharmaceutical manufacturing business. Suite fee revenues of $5,200 were recorded in first quarter 2006 resulting from the shipments of all remaining inventories to a client that terminated their project due to their unfavorable regulatory developments during clinical trials in the fourth quarter of 2005. Foreign currency had no impact on Biopharma sales.

     Biopharma segment gross margins increased to 7.3% in the first quarter of 2006 from (26.7)% in the first quarter of 2005 driven by higher revenues, partially offset by higher production costs.

     Human Health Segment gross sales of $64,462 were $1,626 or 2.6% above the first quarter of 2005. Human Health sales were unfavorably impacted 6.3% due to exchange rates.

     Sales of Active Pharmaceutical Ingredients ("APIs") of $50,696 were $1,940 or 4.0% above the first quarter of 2005 primarily due to increased sales of a gastrointestinal API partially offset by lower pricing. Sales of nicotine polacrilex resin (used in smoking cessation products) also increased. Partially offsetting these increases are lower sales of certain central nervous system and cardiovascular generic APIs due to increased competition and continued pricing pressures.

     Sales of Pharmaceutical Intermediates of $6,553 were $324 or 4.7% below the first quarter of 2005.

     Sales of Other Human Health products of $7,213 were flat compared to first quarter of 2005.

     Human Health segment gross margins decreased to 32.6% in the first quarter of 2006 from 36.9% in the first quarter of 2005 due to pricing pressures on APIs and an unfavorable impact of foreign currency partially offset by favorable sales volume and product mix and lower variable production costs.

     Selling, general and administrative expenses of $28,193 or 23.6% of gross sales in the first quarter 2006 increased from $26,497 or 24.0% of gross sales in the first quarter 2005. Sales and marketing expenses increased compared to the first quarter 2005 primarily due to an increase in personnel and promotion costs within the Bioproducts segment partially offset by the impact of currency translation due to the stronger U.S. dollar. Administration expenses increased primarily due to costs associated with the strategic alternatives process partially offset by the impact of currency translation, lower personnel and legal costs.

     Research and development expenses of $5,988 were 5.0% of gross sales in the first quarter of 2006 compared to $5,858 or 5.3% of gross sales in the first quarter 2005. Excluding the impact of the Cutanogen acquisition, the decrease is due to the reduction of corporate personnel, lower labor costs and the impact of currency translation.

     Operating profit in the first quarter 2006 was $10,739 compared to $10,907 in the first quarter 2005. The results reflect lower gross margins in the Human Health and Bioproducts segments.

     Net interest expense of $7,353 in the first quarter 2006 increased $4,623 from the first quarter 2005. The Company incurred costs of $5,272 associated with the prepayment of Senior Notes. Excluding this charge, net interest expense decreased $649 primarily reflecting lower average debt and lower average interest rates. The average interest rate was 5.2% in the first quarter 2006 versus 5.3% in the first quarter 2005.

     The effective tax rate for the first quarter 2006 was 135.0% compared to 48.8% in the first quarter 2005. The tax provision in the first quarter 2006 increased to $4,541 compared to $3,897 in the first quarter of 2005. This change is due to the geographic mix of pre-tax earnings.

     The Company's domestic net deferred tax assets at March 31, 2006 were primarily associated with net operating loss carryforwards, foreign tax credits, research and experimentation tax credits and alternative minimum tax credits, which are evaluated quarterly to assess the likelihood of realization. The realization of these assets is ultimately dependent upon generating future taxable income or implementing tax planning strategies prior to expiration of those assets. Since September 30, 2003 the Company has maintained a full valuation allowance against its domestic net deferred tax assets and will continue to do so until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. During the fourth quarter of 2005 the Company recorded a $16,926 increase to the valuation allowance to write down the carrying value of deferred tax assets related to certain domestic indefinite-lived intangible assets that had been previously preserved by tax planning strategies. During the first quarter of 2006 the Company recorded an increase of $188 to its deferred tax liabilities relating to its domestic indefinite lived assets. If the Company continues to report pre-tax losses in the United States, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses, and the federal alternative minimum tax credits are 5 - 10 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

     Net (loss)/income in the first quarter of 2006 was $(1,405) or $(0.05) per diluted share versus $4,090, or $0.15 per diluted share in the same period a year ago. Net loss for the first quarter 2006 includes a cumulative effect of a change in accounting principle of ($228), or ($0.01) per diluted share as described above.

     In November 2004, the FASB published FAS 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 amends guidance to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), which under some circumstances ARB No. 43 stated "may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criteria of "so abnormal". In addition, this statement requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facility. This statement was effective on January 1, 2006 and was not material to the Company's financial position or results of operations.

     Prior to January 1, 2006, the company accounted for stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the financial results for the quarter ended March 31, 2005, as all the options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) ("FAS 123 (R)") "Share-Based Payment, using the modified-prospective-transition method. Under this transition, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 and all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). The first quarter of 2006 does not include compensation cost for share-based payments granted prior to January 1, 2006, as all options outstanding prior to January 1, 2006 were fully vested as of December 31, 2005. Results of prior periods have not been restated.

     Assumptions used in estimating the fair value of stock options granted in the first quarter 2006 are consistent with the assumptions used prior to the adoption of FAS 123(R) with the exception of the expected life. The expected term of 4.75 years was utilized based on Staff Accounting Bulletin No. 107, "Share-Based Payment" "simplified" method for determining the expected term of stock options. As a result of using the "simplified" method, the expected life was shortened by 1.25 years.

     FAS 123(R) requires companies to estimate the expected forfeitures for all unvested awards and record compensation costs only for those awards that are expected to vest. As of March 31, 2006, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was immaterial. The cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 3.8 years.

     The amount of stock based compensation costs related to stock options recorded in the first quarter 2006 was immaterial and would not have changed reported net income or earnings per share as a result of adopting FAS 123(R) on January 1, 2006.

     At March 31, 2006, the Company has outstanding 150,000 fully-vested cash-settled incentive stock appreciation rights (SARs) at a price of $19.30. These SARs are classified as liability awards and, as such, will be recorded at fair value until the rights are exercised or expire with the amount being recorded as compensation expense or benefit in the applicable period. For the quarters ended March 31, 2006 and 2005 the Company recorded $218, at fair market value, and ($870), at intrinsic value, respectively, in compensation expense/(benefit). In addition, the Company also recorded $228 in compensation expense as a cumulative effect of a change in accounting principle in accordance with FAS 123(R). Under FAS 123(R), the Company is required to measure the SARs at fair market value. Prior to adopting FAS 123(R), the SARs were measured at the intrinsic value.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 2006, cash and cash equivalents on hand decreased $22,251. During the three months ended March 31, 2006, the Company generated cash flows from operations totaling $5,933, a decrease of $2,149 versus the same period a year ago. This decrease in cash flows is due primarily to lower net income and the timing of payments related to trade payables partially offset by an increase in the collections of receivables compared to prior year.

     Capital expenditures were $8,499 in the first three months of 2006 as compared to $9,046 in the first three months of 2005. Part of the funds in 2006 were used for cell therapy manufacturing capabilities at the Bioproducts facility in Walkersville, MD, a new warehouse and API purification and finishing facility in Milan, Italy and capital improvements to existing facilities.

     Cash flows used in financing activities in the first three months of 2006 of $19,127 includes a net decrease in debt of $19,328 and payment of dividends of $801. The first three months of 2005 include a net increase in debt of $8,427 partially offset by payment of dividends of $792.

     During the first three months of 2006 and 2005, the Company paid cash dividends of $0.03 per share.

     Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements.

FORWARD-LOOKING STATEMENTS

     This document may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under The Securities Exchange Act of 1934, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities. These statements may be identified by the fact that they use words such as "expects," "anticipates," "intends," "estimates," "believes" or similar expressions in connection with any discussion of future financial and operating performance. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q. The forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including, but not limited to, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and/or regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, changes in foreign exchange rates, performance of minority investments, uncollectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the possibility that the value of the acquisition of PermaDerm cultured skin may not be realized or that our plans to obtain a Humanitarian Device Exemption, completion of clinical trials and commercialization of PermaDerm cultured skin in the United States may not be successful, and the Company's ability to receive regulatory approvals for its products. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     For further details and a discussion of these and other risks and uncertainties, investors are cautioned to review the Cambrex 2005 Annual Report on Form 10-K, including the Forward-Looking Statement section therein, and other filings with the US Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no significant change in our exposure to market risk during the first quarter of 2006. For a discussion of the Company's exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Our evaluation included consideration of the continuing material weakness in our internal control over the accounting for income taxes as disclosed under Item 9A Controls and Procedures in our 2005 Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of March 31, 2006. Notwithstanding the material weakness, the Company's management has concluded that the financial statements included in this Form 10-Q are a fair presentation in all material respects the Company's financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

     There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended March 31, 2006.

PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 1 LEGAL PROCEEDINGS

     See the discussion under Part I, Item 1, Note 13 to the Consolidated Financial Statements.

ITEM 1A RISK FACTORS

     There have been no material changes to our risk factors and uncertainties during the first quarter of 2006. For a discussion of the Risk Factors, refer to Part I, Item 1A, "Risk Factors," contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2005.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITIES HOLDERS.

     None.

ITEM 6. EXHIBITS

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

Dated: June 7, 2006