Form 10-Q
period 2006-06-30
CAMBREX CORP
filed 2006-08-08
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2006

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

     As of July 31, 2006, there were 26,847,215 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                       For The Quarter Ended June 30, 2006
                                Table of Contents

                                                                                 Page No.
                                                                                 --------
Part I    Financial information

          Item 1.  Financial Statements (Unaudited)

                   Consolidated Balance Sheets as of
                   June 30, 2006 and December 31, 2005                                  2

                   Consolidated Statements of Operations
                   for the three and six months ended June 30, 2006 and 2005            3

                   Consolidated Statements of Cash Flows
                   for the six months ended June 30, 2006 and 2005                      4

                   Notes to Unaudited Consolidated Financial Statements            5 - 21

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                  22 - 30

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk          30

          Item 4.   Controls and Procedures                                       30 - 31

Part II   Other information

          Item 1.  Legal Proceedings                                                   32

          Item 1A. Risk Factors                                                        32

          Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         32

          Item 4.  Submission of Matters to a Vote of Security Holders                 33

          Item 6.  Exhibits                                                            33

Signatures                                                                             34

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)


                      CAMBREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                               June 30,   December 31,
                                                                  2006        2005
                                                               --------   ------------
ASSETS
Current assets:
   Cash and cash equivalents ...............................   $ 30,283     $ 45,932
   Trade receivables, net ..................................     74,314       74,425
   Inventories, net ........................................    110,452       93,617
   Prepaid expenses and other current assets ...............     15,746       15,552
                                                               --------     --------
      Total current assets .................................    230,795      229,526

Property, plant and equipment, net .........................    240,052      229,410
Goodwill ...................................................     98,963       96,368
Other intangible assets, net ...............................     50,800       51,183
Other assets ...............................................      5,469        5,985
                                                               --------     --------
      Total assets .........................................   $626,079     $612,472
                                                               ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................   $ 37,790     $ 38,813
   Accrued expenses and other current liabilities ..........     49,567       51,819
   Short-term debt and current portion of long-term debt ...      1,782        1,514
                                                               --------     --------
      Total current liabilities ............................     89,139       92,146

Long-term debt .............................................    186,020      186,819
Deferred tax liabilities ...................................     29,160       28,543
Other non-current liabilities ..............................     63,537       61,713
                                                               --------     --------
      Total liabilities ....................................    367,856      369,221
                                                               --------     --------

Stockholders' equity:
   Common stock, $.10 par value; authorized 100,000,000
      issued 29,198,491 and 29,118,141 shares at
      respective dates .....................................      2,920        2,912
   Additional paid-in capital ..............................    220,738      219,236
   Retained earnings .......................................     60,137       62,170
   Treasury stock, at cost; 2,353,712 and 2,443,313
      shares at respective dates ...........................    (20,943)     (20,768)
   Deferred compensation ...................................         --       (2,131)
   Accumulated other comprehensive loss ....................     (4,629)     (18,168)
                                                               --------     --------
      Total stockholders' equity ...........................    258,223      243,251
                                                               --------     --------
      Total liabilities and stockholders' equity ...........   $626,079     $612,472
                                                               ========     ========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                             Three months ended     Six months ended
                                                                  June 30,              June 30,
                                                            -------------------   --------------------
                                                              2006       2005        2006       2005
                                                            --------   --------   ---------   --------
Gross sales .............................................   $123,577   $116,171   $ 243,184   $226,633
   Allowances and rebates ...............................        274      1,676       1,173      2,665
                                                            --------   --------   ---------   --------
Net sales ...............................................    123,303    114,495     242,011    223,968
   Other revenues .......................................      1,065      2,251       2,145      4,711
                                                            --------   --------   ---------   --------
Net revenues ............................................    124,368    116,746     244,156    228,679
Cost of goods sold ......................................     81,595     76,476     156,463    145,147
                                                            --------   --------   ---------   --------
Gross profit ............................................     42,773     40,270      87,693     83,532
Operating expenses:
   Selling, general and administrative expenses .........     29,112     25,318      57,305     51,815
   Research and development expenses ....................      5,505      5,881      11,493     11,739
                                                            --------   --------   ---------   --------
      Total operating expenses ..........................     34,617     31,199      68,798     63,554
Operating profit ........................................      8,156      9,071      18,895     19,978
Other expenses:
   Interest expense, net ................................      2,295      2,751       9,648      5,481
   Other expense/(income), net ..........................         94        (93)        116         97
                                                            --------   --------   ---------   --------
Income before income taxes ..............................      5,767      6,413       9,131     14,400
   Provision/(benefit) for income taxes .................      4,791       (667)      9,332      3,230
                                                            --------   --------   ---------   --------
Income/(loss) before cumulative effect of a
   change in accounting principle .......................   $    976   $  7,080   $    (201)  $ 11,170
Cumulative effect of a change in accounting principle ...         --         --        (228)        --
                                                            --------   --------   ---------   --------
Net income/(loss) .......................................   $    976   $  7,080   $    (429)  $ 11,170
                                                            ========   ========   =========   ========
Basic earnings per share:
   Income/(loss) before cumulative effect of a
      change in accounting principle ....................   $   0.04   $   0.27   $   (0.01)  $   0.42
   Cumulative effect of a change in accounting
      principle .........................................         --         --       (0.01)        --
                                                            --------   --------   ---------   --------
   Net income/(loss) ....................................   $   0.04   $   0.27   $   (0.02)  $   0.42
Diluted earnings per share:
   Income/(loss) before cumulative effect of a
      change in accounting principle ....................   $   0.04   $   0.27   $   (0.01)  $   0.42
   Cumulative effect of a change in accounting
      principle .........................................         --         --       (0.01)        --
                                                            --------   --------   ---------   --------
   Net income/(loss) ....................................   $   0.04   $   0.27   $   (0.02)  $   0.42
Weighted average shares outstanding:
   Basic ................................................     26,741     26,402      26,701     26,373
   Effect of dilutive stock based compensation ..........         50        108          --        176
                                                            --------   --------   ---------   --------
   Diluted ..............................................     26,791     26,510      26,701     26,549

   Cash Dividends paid per share ........................   $   0.03   $   0.03   $    0.06   $   0.06
                                                            ========   ========   =========   ========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                 Six months ended
                                                                     June 30,
                                                               --------------------
                                                                  2006       2005
                                                               ---------   --------
Cash flows from operating activities:
Adjustments to reconcile net (loss)/income to cash flows:
   Net (loss)/income ......................................    $    (429)  $ 11,170
   Cumulative effect of a change in accounting principle...          228         --
   Depreciation and amortization ..........................       17,405     19,886
   Acquired in-process research and development ...........        1,445         --
   Write-off of debt origination fees .....................          463         --
   Stock based compensation ...............................          808       (295)
   Deferred income taxes ..................................         (539)        --
   Allowance for doubtful accounts ........................          358      1,329
   Inventory reserves .....................................        2,035      1,868
   Loss on disposal of property, plant and equipment ......          306         --
   Other ..................................................          (19)        --
   Changes in assets and liabilities:
      Receivables .........................................        2,916     (4,750)
      Inventories .........................................      (14,561)   (15,889)
      Prepaid expenses and other current assets ...........          111         98
      Accounts payable and other current liabilities ......       (5,684)      (729)
      Other non-current assets and liabilities ............         (855)    (2,386)
                                                               ---------   --------
   Net cash provided by operating activities ..............        3,988     10,302
                                                               ---------   --------

Cash flows from investing activities:
   Capital expenditures ...................................      (17,633)   (18,077)
   Acquired in-process research and development ...........       (1,392)        --
   Other investing activities .............................          (65)      (695)
                                                               ---------   --------
   Net cash used in investing activities ..................      (19,090)   (18,772)
                                                               ---------   --------

Cash flows from financing activities:
   Dividends paid .........................................       (1,604)    (1,584)
   Net increase in short-term debt ........................          246        174
   Long-term debt activity (including current portion):
       Borrowings .........................................      176,014     52,239
       Repayments .........................................     (178,723)   (78,711)
   Proceeds from stock options exercised ..................        1,267        170
   Other financing activities .............................         (113)       (74)
                                                               ---------   --------
      Net cash used in financing activities ...............       (2,913)   (27,786)
                                                               ---------   --------
Effect of exchange rate changes on cash and cash
   equivalents ............................................        2,366     (9,670)
                                                               ---------   --------
Net decrease in cash and cash equivalents .................      (15,649)   (45,926)
Cash and cash equivalents at beginning of period ..........       45,932     91,532
                                                               ---------   --------
Cash and cash equivalents at end of period ................    $  30,283   $ 45,606
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

     The accompanying unaudited consolidated financial statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments which are of a normal and recurring nature, except as otherwise described herein, and are necessary for a fair statement of financial position and results of operations in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005.

     The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

(2)  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Accounting for Uncertainty in Income Taxes

     In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of this interpretation.

(3)  ACQUISITIONS

     On February 2, 2006, the Company acquired Cutanogen Corporation ("Cutanogen") for a purchase price of $1,445 which was paid at closing with additional purchase price payments of up to $4,800 subject to the achievement of certain regulatory and commercial milestones. Cutanogen, formally a biotechnology company, focuses on products used to treat patients with severe burns. Cutanogen's product, PermaDerm(TM) cultured skin, is the first multi-layered product that combines autologous epidermal and dermal layers of the skin in a product for severe burns that is pliable and grows with the patient, a particular advantage when a burn patient is a child. The Company expensed the purchase price payment and will continue to expense all additional payments prior to regulatory approval of the product as in-process research and development. At acquisition, Cutanogen was a development stage company, as it had no long-lived assets, revenues or employees. The results will be reported as part of the Bioproducts segment.

(4)  STOCK BASED COMPENSATION

     The Company adopted FAS 123(R) effective January 1, 2006 using the modified prospective transition method. Prior to January 1, 2006, the company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost associated with stock options was recognized in the financial results for the three and six months ended June 30, 2005, as all the options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The first six months of 2006 do not include compensation cost for options granted prior to January 1, 2006 as all options outstanding prior to

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(4)  STOCK BASED COMPENSATION (CONTINUED)

January 1, 2006 were fully vested as of December 31, 2005. On June 30, 2006, the Company had seven active stock-based employee compensation plans in effect. The Company also had outstanding at June 30, 2006 SARs and restricted stock as described below.

     Beginning January 1, 2006, the Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value per share for the stock options granted to employees during the three and six months ended June 30, 2006 was $7.73 and $8.02, respectively.

     Stock option values were estimated using a 0.55% dividend yield, expected volatility of 38.28% and a risk-free interest rate of 4.79%. The Company's stock options are not publicly traded, therefore, expected volatilities are based on historical volatility of the Company's stock. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period approximates the option's expected term. The expected term of 4.75 years was utilized based on Staff Accounting Bulletin No. 107, "Share-Based Payment" "simplified" method for determining the expected term of stock options. Assumptions used in estimating the fair value of stock options granted in the first six months of 2006 are consistent with the assumptions used prior to the adoption of FAS 123(R) with the exception of the expected life. As a result of using the "simplified" method, the expected life was shortened by 1.25 years.

     FAS 123(R) requires companies to estimate the expected forfeitures for all unvested awards and record compensation costs only for those awards that are expected to vest. As of June 30, 2006, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was immaterial. The cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 3.7 years.

     The amount of stock based compensation costs related to stock options recorded in the three and six months ended June 30, 2006 were $157 and $158, respectively. Earnings per share changed by $0.01 for the three and six months ended June 30, 2006 as a result of adopting FAS 123(R) on January 1, 2006.

     Cambrex senior executives participate in a long-term incentive plan which rewards achievement of long-term strategic goals with restricted stock units. Awards are made annually to key executives and vest in one-third increments on the first, second and third anniversaries of the grant. On the third anniversary of the grant, restrictions on sale or transfer are removed and shares are issued to executives. In the event of termination of employment or retirement, the participant is entitled to the vested portion of the restricted stock units and forfeits the remaining amount; the three-year sale and transfer restriction remains in place. In the event of death or permanent disability, all shares vest and the deferred sales restriction lapses. These awards are classified as equity awards as defined in FAS 123(R). Historically, only senior executives participated in this plan. As of January 1, 2006, certain other employees are eligible to receive restricted stock as part of a redesigned stock-based compensation plan. For the three and six months ended June 30, 2006, the Company recorded $227 and $386 respectively, in compensation expense for this plan. For the three and six months ended June 30, 2005, the Company recorded $480 and $875, respectively, in compensation expense for this plan. As of June 30, 2006, the total compensation cost related to unvested restricted stock granted but not yet recognized was $1,643. The cost will be amortized on a straight-line basis over the remaining vesting period.

     At June 30, 2006, the Company has outstanding 150,000 fully-vested cash-settled incentive SARs at a price of $19.30. These SARs are classified as liability awards and, as such, will be recorded at fair value until the rights are exercised or expire with the amount being recorded as compensation expense or benefit in the

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(4)  STOCK BASED COMPENSATION (CONTINUED)

applicable period. Fair market value was estimated using a 0.58% dividend yield, expected volatility of 38.74% and a risk-free rate of 5.16%. For the three and six months ended June 30, 2006 the Company recorded, at fair market value, $46 and $264, respectively, in compensation expense. For the three and six months ended June 30, 2005 the Company recorded, at intrinsic value, $300 and $1,170, respectively, in compensation benefit. The Company recorded $228 in compensation expense as a cumulative effect of a change in accounting principle in accordance with FAS 123(R). Under FAS 123(R), the Company is required to measure the SARs at fair market value. Prior to adopting FAS 123(R), the SARs were measured at the intrinsic value.

     The following table is a summary of the Company's stock option activity issued to employees and related information:

                                                          WEIGHTED-
                                             WEIGHTED-     AVERAGE
                                              AVERAGE     REMAINING
                                 NUMBER OF    EXERCISE   CONTRACTUAL
            OPTIONS                SHARES      PRICE         TERM
            -------              ---------   ---------   -----------
Outstanding at January 1, 2006   4,021,247     $26.60        4.63
Granted                              2,250     $21.71
Exercised                          (79,600)    $14.48
Forfeited or expired               (56,033)    $22.96
                                 ---------
Outstanding at March 31, 2006    3,887,864     $26.90        4.41
                                 ---------
Granted                              1,000     $20.28
Exercised                          (26,438)    $15.17
Forfeited or expired              (206,362)    $32.15
                                 ---------
Outstanding at June 30, 2006     3,656,064     $26.68        4.24
                                 =========
Exercisable at June 30, 2006     3,652,814     $26.69        4.24

     The aggregate intrinsic value for all stock options exercised during the three and six months of 2006 were $129 and $564, respectively. The aggregate intrinsic value for all stock options exercised during the three and six months of 2005 were $66 and $84, respectively.

     A summary of the Company's nonvested restricted stock as of June 30, 2006 and changes during the three and six months ended June 30, 2006 is presented below:

                                              WEIGHTED-
                               NUMBER OF    AVERAGE GRANT-
NONVESTED RESTRICTED STOCK       SHARES    DATE FAIR VALUE
--------------------------     ---------   ---------------
Nonvested at January 1, 2006     69,756         $24.30
Granted                          63,005         $21.71
Vested during period            (30,306)        $24.64
Forfeited                        (5,462)        $21.71
                                -------
Nonvested at March 31, 2006      96,993         $22.66
                                -------
Granted                             340         $20.28
Vested during period                 --         $   --
Forfeited                        (2,658)        $22.67
                                -------
Nonvested at June 30, 2006       94,675         $22.65
                                =======

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(4)  STOCK BASED COMPENSATION (CONTINUED)

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 as amended by FAS 148, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized ratably to expense over the option's vesting periods.

                                                   Three Months Ended   Six Months Ended
                                                        June 30,            June 30,
                                                          2005                2005
                                                   ------------------   ----------------
Net income, as reported ........................        $  7,080            $ 11,170
Add: stock based compensation expense/
   (benefit) included in reported net income ...             180                (295)
Deduct: stock-based compensation
   expenses determined using fair value
   method ......................................         (15,102)            (16,006)
                                                        --------            --------
Proforma net loss ..............................        $ (7,842)           $ (5,131)

Earnings per share:
   Basic - as reported .........................        $   0.27            $   0.42
   Basic - proforma ............................        $  (0.30)           $  (0.19)
   Diluted - as reported .......................        $   0.27            $   0.42
   Diluted - proforma ..........................        $  (0.30)           $  (0.19)

(5)  GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the six months ended June 30, 2006, are as follows:

                                                               Human
                                    Bioproducts   Biopharma    Health
                                      Segment      Segment    Segment    Total
                                    -----------   ---------   -------   -------
Balance as of January 1, 2006 ...     $56,642       $8,863    $30,863   $96,368
Translation effect ..............         685           --      1,910     2,595
                                      -------       ------    -------   -------
Balance as of June 30, 2006 .....     $57,327       $8,863    $32,773   $98,963
                                      =======       ======    =======   =======

     Other intangible assets that are not subject to amortization, consist of the following:

                        As of        As of
                      June 30,   December 31,
                        2006         2005
                      --------   ------------
Trademarks             $33,898      $33,898
Proprietary Process      2,052        2,052
                       -------      -------
   Total               $35,950      $35,950
                       =======      =======

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(5)  GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

     Other intangible assets, which will continue to be amortized, consist of the following:

                                  As of June 30, 2006
                     --------------------------------------------
                     Gross Carrying    Accumulated   Net Carrying
                         Amount       Amortization      Amount
                     --------------   ------------   ------------
Product Technology       $12,763        $ (4,794)       $ 7,969
Patents                    5,942          (2,348)         3,594
Supply Agreements          2,110          (1,261)           849
License Agreement          2,005            (494)         1,511
Other                      2,132          (1,205)           927
                         -------        --------        -------
   Total                 $24,952        $(10,102)       $14,850
                         =======        ========        =======

                                As of December 31, 2005
                     --------------------------------------------
                     Gross Carrying    Accumulated   Net Carrying
                         Amount       Amortization      Amount
                     --------------   ------------   ------------
Product Technology       $12,326        $(4,257)        $ 8,069
Patents                    5,685         (2,097)          3,588
Supply Agreements          2,110         (1,152)            958
License Agreement          2,005           (401)          1,604
Other                      1,974           (960)          1,014
                         -------        -------         -------
   Total                 $24,100        $(8,867)        $15,233
                         =======        =======         =======

     Amortization expense for the three and six months ended June 30, 2006 was $486 and $974, respectively.

     The expected amortization expense related to intangible assets in the future is as follows:

For the year ended December 31, 2006...   $1,985
For the year ended December 31, 2007...   $1,963
For the year ended December 31, 2008...   $1,841
For the year ended December 31, 2009...   $1,543
For the year ended December 31, 2010...   $1,351

(6)  INCOME TAXES

     The effective tax rate for the three months ended June 30, 2006 and 2005 was 83.1% and (10.4%), respectively. The tax provision for the three months ended June 30, 2006 increased to $4,791 compared to a benefit of $667 in the three months ended June 30, 2005. The effective tax rate for the six months ended June 30, 2006 and 2005 was 102.2% and 22.4%, respectively. The tax provision in the six months ended June 30, 2006 and 2005 increased to $9,332 compared to $3,230 in the first six months of 2005.

     The tax rate for the three and six months ended June 30, 2005 includes the favorable settlement of a tax matter in Sweden of $3,329. Additionally, the operating results for the three and six months ended June 30, 2006 include larger losses domestically and within certain foreign jurisdictions where the Company is unable to recognize a tax benefit related to these losses within its tax provision. The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(6)  INCOME TAXES (CONTINUED)

the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized. As such, improvements in domestic, and certain foreign, pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

(7)  NET INVENTORIES

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

     Net inventories at June 30, 2006 and December 31, 2005 consist of the following:

                     June 30,   December 31,
                       2006         2005
                     --------   ------------
Finished goods....   $ 52,591      $46,134
Work in process...     28,683       24,615
Raw materials.....     25,743       18,159
Supplies..........      3,435        4,709
                     --------      -------
   Total..........   $110,452      $93,617
                     ========      =======

(8)  LONG-TERM DEBT

     Long-term debt at June 30, 2006 and December 31, 2005 consists of the following:

                            June 30,   December 31,
                              2006         2005
                            --------   ------------
Bank credit facilities ..   $181,877     $ 81,943
Senior notes ............         --      100,000
Capitalized leases ......      5,339        6,056
Notes payable ...........        285          291
                            --------     --------
   Subtotal .............   $187,501     $188,290
Less: current portion ...      1,481        1,471
                            --------     --------
   Total ................   $186,020     $186,819
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(9)  COMPREHENSIVE INCOME

     The following table shows the components of comprehensive income/(loss) for the three and six months ended June 30, 2006 and 2005:

                                                             Three months           Six months
                                                            ended June 30,        ended June 30,
                                                         --------------------   ------------------
                                                           2006        2005       2006      2005
                                                         --------   ---------   -------   --------
Net income/(loss) ....................................    $   976   $  7,080    $  (429)  $ 11,170
   Foreign currency translation ......................      9,596    (19,986)    13,336    (34,897)
   Unrealized gain/(loss) on hedging contracts,
      net of tax .....................................        250        (32)       374       (740)
   Unrealized loss on available for sale securities...       (415)       (70)      (171)      (135)
                                                          -------   --------    -------   --------
      Total ..........................................    $10,407   $(13,008)   $13,110   $(24,602)
                                                          =======   ========    =======   ========

(10) RETIREMENT PLANS

     Domestic Pension Plans

     The Company maintains two U.S. defined-benefit pension plans which cover all eligible employees: the Nepera Hourly Pension Plan which covers the union employees at the previously owned Harriman, New York plant, and the Cambrex Pension Plan which covers all other eligible employees.

     The components of net periodic pension cost for the Company's domestic plans for the three and six months ended June 30, 2006 and 2005 are as follows:

                                           Three months     Three months      Six months       Six months
                                          ended June 30,   ended June 30,   ended June 30,   ended June 30,
                                               2006             2005             2006             2005
                                          --------------   --------------   --------------   --------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost...........................       $  729           $ 688           $ 1,458          $ 1,376
Interest cost..........................          858             791             1,716            1,582
Expected return on plan assets.........         (746)           (735)           (1,492)          (1,470)
Amortization of prior service cost.....           11              11                22               22
Recognized actuarial loss..............          180             113               360              226
                                              ------           -----           -------          -------
Net periodic benefit cost..............       $1,032           $ 868           $ 2,064          $ 1,736
                                              ======           =====           =======          =======

     The Company has two Supplemental Executive Retirement Plans ("SERP") for key executives. These plans are non-qualified and unfunded.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(10) RETIREMENT PLANS (CONTINUED)

     The components of net periodic pension cost for the Company's SERP Plans for the three and six months ended June 30, 2006 and 2005 are as follows:

                                                          Three      Three       Six        Six
                                                         months     months     months     months
                                                          ended      ended      ended      ended
                                                        June 30,   June 30,   June 30,   June 30,
                                                          2006       2005       2006       2005
                                                        --------   --------   --------   --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost ........................................     $ 55       $ 56       $110       $112
Interest cost .......................................      113        108        226        216
Amortization of unrecognized transition obligation ..       26         25         52         50
Amortization of prior service cost ..................        1          1          2          2
Recognized actuarial loss ...........................       18         10         36         20
                                                          ----       ----       ----       ----
Net periodic benefit cost ...........................     $213       $200       $426       $400
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

     The components of net periodic pension cost for the Company's international plans for the three and six months ended June 30, 2006 and 2005 are as follows:

                                                   Three      Three       Six        Six
                                                  months     months     months     months
                                                   ended      ended      ended      ended
                                                 June 30,   June 30,   June 30,   June 30,
                                                   2006       2005       2006       2005
                                                 --------   --------   --------   --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost .................................    $ 344       $302      $  688     $  604
Interest cost ................................      260        282         520        564
Expected return on plan assets ...............     (102)       (92)       (204)      (184)
Amortization of unrecognized net obligation ..       (8)       (13)        (16)       (26)
Recognized actuarial loss ....................       17         59          34        118
Amortization of prior service cost ...........       33         (2)         66         (4)
                                                  -----       ----      ------     ------
Net periodic benefit cost ....................    $ 544       $536      $1,088     $1,072
                                                  =====       ====      ======     ======

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

     The components of net periodic pension cost for the three and six months ended June 30, 2006 and 2005 are as follows:

                                                       Three      Three       Six        Six
                                                      months     months     months     months
                                                       ended      ended      ended      ended
                                                     June 30,   June 30,   June 30,   June 30,
                                                       2006       2005       2006       2005
                                                     --------   --------   --------   --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost of benefits earned ..................     $ 16       $ 15       $ 32       $ 30
Interest cost ....................................       34         38         68         76
Actuarial loss recognized ........................       33         29         66         58
Amortization of unrecognized prior service cost ..      (45)       (38)       (90)       (76)
                                                       ----       ----       ----       ----
Total periodic postretirement benefit cost .......     $ 38       $ 44       $ 76       $ 88
                                                       ====       ====       ====       ====

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

     One customer accounts for 10% of consolidated gross sales in the three months ended June 30, 2006. There are no individual customers accounting for more than 10% of consolidated gross sales in the six months ended June 30, 2006 and the three and six months ended June 30, 2005.

     The Company currently has a long-term sales contract that accounts for more than 10% of Human Health segment sales for the three months ended June 30, 2005 and six months ended June 30, 2006 and 2005 that is scheduled to expire at the end of 2008. There is no guarantee that this contract will be renewed.

     During the second quarter 2006 there was a change in allocation methodology which reflects certain employee medical benefit expenses that were reclassified from segment cost of goods sold and operating expenses to Corporate operating expenses to better reflect actual costs reported in the operating segments. Prior period amounts have not been recast to reflect this change in allocation methodology.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(12) SEGMENT INFORMATION (CONTINUED)

     As a result of the change in allocation methodology, cost of goods sold decreased $1,321 with an increase to operating expense for the three and six months ended June 30, 2006. At the segment level, cost of goods sold decreased $540, $505 and $276 for Bioproducts, Biopharma and Human Health, respectively. The decrease in segment operating expenses was $322, $48 and $135 for Bioproducts, Biopharma and Human Health, respectively, offset by an increase in Corporate operating expense of $1,826. Consolidated operating profit was not effected.

     The following is a summary of business segment information:

                                  Three months ended     Six months ended
                                       June 30,              June 30,
                                 -------------------   -------------------
                                   2006       2005       2006       2005
                                 --------   --------   --------   --------
Gross Sales:
Bioproducts ..................   $ 41,073   $ 37,990   $ 82,414   $ 77,909
Biopharma ....................     10,010     11,655     23,814     19,362
Human Health .................     72,494     66,526    136,956    129,362
                                 --------   --------   --------   --------
                                 $123,577   $116,171   $243,184   $226,633
                                 ========   ========   ========   ========
Gross Profit:
Bioproducts ..................   $ 21,261   $ 19,336   $ 44,128   $ 41,471
Biopharma ....................     (1,631)      (606)      (618)    (2,663)
Human Health .................     23,143     21,540     44,183     44,724
                                 --------   --------   --------   --------
                                 $ 42,773   $ 40,270   $ 87,693   $ 83,532
                                 ========   ========   ========   ========
Operating Profit:
Bioproducts ..................   $  8,166   $  5,829   $ 15,034   $ 15,475
Biopharma ....................     (3,898)    (3,265)    (5,360)    (8,177)
Human Health .................     13,016     10,721     24,609     23,030
Corporate ....................     (9,128)    (4,214)   (15,388)   (10,350)
                                 --------   --------   --------   --------
Total operating profit .......   $  8,156   $  9,071   $ 18,895   $ 19,978
                                 ========   ========   ========   ========
Capital Expenditures:
Bioproducts ..................   $  2,237   $  2,644   $  5,158   $  5,581
Biopharma ....................      1,405        784      2,252      2,190
Human Health .................      5,450      4,997     10,166      9,251
Corporate ....................         42        606         57      1,055
                                 --------   --------   --------   --------
                                 $  9,134   $  9,031   $ 17,633   $ 18,077
                                 ========   ========   ========   ========
Depreciation:
Bioproducts ..................   $  1,646   $  1,487   $  3,276   $  2,981
Biopharma ....................        917      1,223      1,812      2,169
Human Health .................      5,499      6,159     10,847     12,722
Corporate ....................        246        405        496        807
                                 --------   --------   --------   --------
                                 $  8,308   $  9,274   $ 16,431   $ 18,679
                                 ========   ========   ========   ========

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(12) SEGMENT INFORMATION (CONTINUED)

                                 Three months ended   Six months ended
                                      June 30,            June 30,
                                 ------------------   ----------------
                                     2006   2005        2006    2005
                                     ----   ----        ----   ------
Amortization:
Bioproducts ..................       $418   $ 40        $824   $  462
Biopharma ....................         59    617         131      725
Human Health .................          9     11          19       20
                                     ----   ----        ----   ------
                                     $486   $668        $974   $1,207
                                     ====   ====        ====   ======

                                   June 30,   December 31,
                                     2006         2005
                                   --------   ------------
Total Assets:
Bioproducts ....................   $240,044     $231,965
Biopharma ......................     54,429       58,652
Human Health ...................    314,394      301,771
Corporate ......................     17,212       20,084
                                   --------     --------
                                   $626,079     $612,472
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

     In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $7,084 and $6,413 at June 30, 2006 and December 31, 2005, respectively. The increase in the accrual is primarily due to an

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) CONTINGENCIES (CONTINUED)

increase in the reserve for the Clifton, NJ site and the Bayonne, NJ site of $425 and $235, respectively, and currency fluctuation of $269, partially offset by payments of $318. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for legal and investigation fees where remediation costs may not be estimable at the reporting date.

     As a result of the sale of the Bayonne, New Jersey facility (see "Sale of Rutherford Chemicals" section of this Note), an obligation to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act was triggered and the Company has retained the responsibility for such obligation. The Company completed a preliminary assessment of the site and submitted the preliminary assessment to the New Jersey Department of Environmental Protection ("NJDEP"). The preliminary assessment identified potential areas of concern based on historical operations and sampling of such areas commenced. The Company has completed a second phase of sampling and determined that a third phase of sampling is necessary to determine the extent of contamination and any necessary remediation. The results of the completed and proposed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs, if required. The Company submitted its plan for the third phase of sampling to the NJDEP during the fourth quarter of 2005. The sampling will commence in the next few months. The Company increased reserves to cover currently anticipated investigation and minimum remediation costs related to the site.

     In March 2000, the Company completed the acquisition of the Cambrex Profarmaco Landen facility in Belgium. At the time of acquisition, Cambrex was aware of certain site contamination and recorded a reserve for the estimated costs of remediation. This property has been the subject of an extensive on-going environmental investigation and health risk assessment. The investigation had been considered complete but the Company recently determined that an additional small area required further sampling to fully identify the contamination. The results of the entire investigation and the final risk assessment, both of which are nearing completion, will determine the ultimate remedial actions to be performed at the site. The Company is proceeding with finalization of the delineation and risk assessment. The reserve established in this matter is adequate based on current information.

     The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. Prior to the acquisition by the Company, the operations were moved to another location and thereafter Cambrex purchased the business. In 1997, Cosan entered into an Administrative Consent Order with the NJDEP. Under the Administrative Consent Order, Cosan was required to complete an investigation of the extent of the contamination related to the Clifton site and conduct remediation as may be necessary. During the third quarter of 2005, the Company completed the investigation related to the Clifton site, which extends to adjacent properties. The results of the investigation caused the Company to increase its related reserves by $1,300 based on the proposed remedial action plan. The Company submitted the results of the investigation and proposed remedial action plan to the NJDEP.

     In February 2005, the New Jersey Federal District Court ruled that a lawsuit claiming property damages against Cosan by the owners of contaminated property adjacent to the Clifton location could be placed on the active calendar. To avoid the expense and uncertainty of trial, the parties have reached agreement to settle this matter. A reserve of $425 was recorded in March 2006. In July 2006, under the settlement, Cosan paid the property owner $425 and this matter may be considered concluded.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) CONTINGENCIES (CONTINUED)

     In mid-2004 the United States Environmental Protection Agency ("USEPA") conducted a hazardous waste inspection of the Company's Charles City facility. Thereafter, the USEPA notified the facility of several alleged violations of the hazardous waste laws related to management of hazardous waste and requested additional information related to the alleged violations. The Company responded and provided information which questioned the conclusion that the violations occurred. Nevertheless, the USEPA concluded that several violations existed at the time of the inspection, and in October 2005 issued the facility an order and penalty assessment in the amount of $189. In October 2005, the Company filed a request for a hearing and an informal conference to discuss settlement. In July 2006, the USEPA and the Company have reached agreement under which the Company neither admits, nor denies the USEPA's factual allegations or conclusions of law. The Company has also agreed to pay a mitigated penalty in the amount of $15 and will complete a Supplemental Environmental Project designed to minimize the potential for pollution associated with certain activities at the site. This matter may be considered concluded.

     In March 2006, the Company received notice from the USEPA that two former operating subsidiaries are considered PRPs at the Berry's Creek Superfund Site, Bergen County, New Jersey. Our operating companies are among many other PRPs that were listed in the notice. Pursuant to the notice the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry's Creek Site. The Company has met with the other PRPs. Both operating companies joined the groups of PRPs and filed a joint response to the USEPA agreeing to jointly negotiate to conduct or fund (along with other PRPs) an appropriate remedial investigation and feasibility study of the Berry's Creek Site. At this time it is too early to predict the extent of any liabilities. However, the Company established a minimum reserve to cover anticipated initial costs related to the site.

     The Company is involved in other matters where the range of liability is not reasonably estimable at this time and it is not determinable when information will become available to provide a basis for recording an accrual, should an accrual ultimately be required. If any of the Company's environmental matters develop in a more unfavorable manner than presently estimated, these matters either individually or in the aggregate, could have a material adverse effect on the Company's financial condition, operating results and cash flows in a future reporting period.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) CONTINGENCIES (CONTINUED)

     In April 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. In accordance with the agreement $9,215 has been paid through June 30, 2006, with the remaining $3,200 to be paid over the next two years. As of June 30, 2006 the outstanding balance for this liability was $3,011.

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

     Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3. The actions seek injunctive relief and unspecified but substantial damages. All cases have been settled within established reserve amounts. Settlement documents will be finalized and payments will be made during the next several months. The balance of the reserves recorded within accrued liabilities related to this matter was $1,590 as of June 30, 2006.

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

     In October 2005, the Company received a notice from the Buyers ("October Notice") that summarized the claims previously received in March and April 2005, and included the Buyers' response to the Company's April and May rejection of the earlier notices. The October Notice also set forth additional claims for environmental matters related to the Rutherford Business that relate to environmental matters at each of the five operating sites sold pursuant to the Purchase Agreement. In December 2005, the Buyers added two additional environmental claims related to the former operating sites ("December Notices"). The Company has now responded to the October and December Notices disputing the environmental claims on various grounds, including that the Company believes most claims relate to Buyers' obligations under the Purchase Agreement. The Company also requested additional information because some environmental claims may be covered by sections of the Purchase Agreement where the parties share liability concerning such matters.

     In April 2006, the Company received a summons and complaint (the "Complaint") from the Buyers, which was filed in the Supreme Court of the State of New York, County of New York. The Complaint seeks indemnification, declaratory and injunctive relief for alleged (i) breaches of representations, warranties and covenants covering each of the former operating sites related to facility structures, utilities and equipment

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) CONTINGENCIES (CONTINUED)

included in the March, April and October Notices mentioned above and the allegedly related breach of the Customer Supply Agreement arising from a breach of warranty at the Harriman facility included in the September Notice mentioned above (collectively "Equipment Matters"); and (ii) claims related to environmental matters at each of the five operating locations, most of which related to the former Harriman location included in the October Notice and December Notices mentioned above (collectively "Environmental Matters").

     The Company continues its evaluation of Buyers' allegations and intends to defend itself against these claims vigorously. The Company continues to believe that the Equipment Matters are without merit. Further, the Company continues to believe that based on current information the majority of the Environmental Matters are either the Buyers' responsibility or without merit and the remaining are otherwise not reasonably estimable at this time. As such the Company has recorded no reserves for this matter.

          Class Action Matter

     In October 2003, the Company was notified of a securities class action lawsuit filed against Cambrex and five former and current Company officers. Five class action suits were filed with the New Jersey Federal District Court (the "Court"). Discovery in this matter is proceeding. In January 2004, the Court consolidated the cases, designated the lead plaintiff and selected counsel to represent the class. An amended complaint was filed in March 2004. The lawsuit has been brought as a class action in the names of purchasers of the Company's common stock from October 21, 1998 through July 25, 2003. The complaint alleges that the Company failed to disclose in a timely fashion the January 2003 accounting restatement and subsequent SEC investigation, as well as the loss of a significant contract at the Baltimore facility.

     The Company filed a Motion to Dismiss in May 2004. Thereafter, the plaintiff filed a reply brief. In October 2005, the Court denied the Company's Motion to Dismiss against the Company and two current Company officers. The Company has reached its deductible under its insurance policy and further costs, expenses and any settlement is expected to be paid by the Company's insurers. The Company continues to believe that the complaints are without merit and will vigorously defend against them. As such, the Company has recorded no reserves related to this matter.

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

          Baltimore Litigation

     In 2001, the Company acquired the biopharmaceutical manufacturing business in Baltimore (the "Baltimore Business"). The sellers of the Baltimore Business filed suit against the Company alleging that the Company made false representations during the negotiations on which the sellers relied in deciding to sell the business and that the Company breached its obligation to pay additional consideration as provided in the

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) CONTINGENCIES (CONTINUED)

purchase agreement which was contingent on the performance of the Baltimore Business. Management believes the matter to be without merit and continues its defense of this matter.

          Other

     The Company has commitments incident to the ordinary course of business including corporate guarantees of certain subsidiary obligations to the Company's lenders related to financial assurance obligations under certain environmental laws for remediation, closure and/or third party liability requirements of certain of its subsidiaries and a former operating location; contract provisions for indemnification protecting its customers and suppliers against third party liability for manufacture and sale of Company products that fail to meet product warranties and contract provisions for indemnification protecting licensees against intellectual property infringement related to licensed Company technology or processes.

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

     The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of June 30, 2006.

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

     During the second quarter 2006, Cambrex achieved varying levels of success in its segments. Bioproducts has a robust pipeline of new products with several major product launches planned for the remainder of the year. Sales growth in Human Health is strong and custom development projects are expected to increase significantly this year. Biopharma continues to build its project pipeline.

     The following significant events occurred during the second quarter 2006 which affected reported results:

     - A $1,337 charge recorded within administrative expenses for the costs related to the evaluation of strategic alternatives to enhance shareholder value.

     - Certain employee medical benefit expenses were reclassified from segment cost of goods sold and operating expense to Corporate operating expenses to better reflect actual costs incurred within the operating segments. This reclassification did not affect total operating profit or net income; however it did improve the Company's gross margin.

RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER 2006 VERSUS SECOND QUARTER 2005

     The following tables show the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales, for the three months ended June 30, 2006 and 2005.

                                 2006               2005
                           ----------------   ----------------
                              $         %         $        %
                           --------   -----   --------   -----
Bioproducts ............   $ 41,073    33.2%  $ 37,990    32.7%
Biopharma ..............     10,010     8.1     11,655    10.0
Human Health ...........     72,494    58.7     66,526    57.3
                           --------   -----   --------   -----
   Total gross sales ...   $123,577   100.0%  $116,171   100.0%
                           ========   =====   ========   =====

     The following table shows the gross profit of the Company's three segments for the three months ended 2006 and 2005.

                           2006                  2005
                   -------------------   -------------------
                     Gross      Gross      Gross     Gross
                   Profit $   Profit %   Profit $   Profit %
                   --------   --------   --------   --------
Bioproducts ....   $21,261      51.8%    $19,336      50.9%
Biopharma ......    (1,631)    (16.3)       (606)     (5.2)
Human Health ...    23,143      31.9      21,540      32.4
                   -------               -------
   Total .......   $42,773      34.6%    $40,270      34.7%
                   =======               =======

     Gross sales in the second quarter 2006 increased 6.4% to $123,577 from $116,171 in the second quarter 2005 due to stronger sales in the Human Health and Bioproducts segments partially offset by weaker sales in the Biopharma segment. Foreign currency had no impact on gross sales.

     Gross profit in the second quarter of 2006 was $42,773 compared to $40,270 in 2005. Gross margin percentage decreased to 34.6% from 34.7% in the second quarter of 2005. As mentioned above, the Company reclassified certain employee medical benefit expenses from segment cost of goods sold and operating expense to Corporate operating expenses to better reflect actual costs incurred within the segments resulting in increased gross profit of $1,321 and gross margin percentage of 1.1%. A portion of the improvement to margins is a result of recording in the second quarter 2006 the cumulative change in allocation methodology for the first six months of 2006. If the Company had not made a change to the allocation methodology, gross margin percentage would have been 33.5% in the second quarter 2006 versus 34.7% in the second quarter 2005. If the Company had applied the new methodology to the second quarter of 2006 (excluding the impact related to the first quarter 2006) and second quarter 2005, gross margins would have been 34.1% and 35.0%, respectively.

     The following table shows sales by geographic area for the three months ended June 30, 2006 and 2005:

                      2006       2005
                    --------   --------
North America ...   $ 59,043   $ 55,032
Europe ..........     57,945     54,145
Asia ............      4,237      4,546
Other ...........      2,352      2,448
                    --------   --------
Total ...........   $123,577   $116,171
                    ========   ========

     Bioproducts gross sales in the second quarter 2006 of $41,073 were $3,083 or 8.1% above the second quarter 2005. Foreign currency had no impact on Bioproducts segment sales.

     Within the Bioproducts segment, research products gross sales of $20,328 were $1,221 or 6.4% above the second quarter 2005 due primarily to increased sales of molecular biology and cell biology products as a result of stronger demand, higher pricing and timing of shipments. Therapeutic applications gross sales of $20,745 were $1,862 or 9.9% above the second quarter 2005 due primarily to increased sales in cell therapy services as a result of the addition of new customers and the timing of shipments partially offset by the termination of a contract. Sales of rapid microbial detection (RMD) products also increased. The increase was partially offset by a decrease in biotherapeutic media due to lower volumes in North America and the delay in the availability of powder facility.

     Bioproducts gross margins increased to 51.8% in the second quarter 2006 from 50.9% in the second quarter 2005. Excluding the benefit resulting from a change in allocation methodology, gross margin would have been 50.4% in the second quarter 2006 versus 50.9% in the second quarter 2005. If the Company had applied the new methodology to the second quarter 2006 (excluding the impact related to the first quarter 2006) and second quarter 2005, gross margins would have been 51.1% and 51.4%, respectively. The decrease in margins is primarily due to higher production costs partially offset by increased sales volume, favorable collection experience, price increases and a favorable impact due to foreign currency.

     Biopharma gross sales in the second quarter 2006 of $10,010 were $1,645 or 14.1% below the second quarter of 2005 reflecting lower fees for suites, reimbursed materials and labor fees partially offset by higher process development revenue. Foreign currency had no impact on the Biopharma segment.

     Biopharma gross margins decreased to (16.3%) in the second quarter 2006 from (5.2%) in the second quarter 2005. Excluding the benefit resulting from a change in allocation methodology, gross margin would have been (21.3%) versus (5.2%) in the second quarter 2005. If the Company had applied the new methodology to the second quarter 2006 (excluding the impact related to the first quarter 2006) and second quarter 2005, gross margins would have been (18.8%) and (3.8%), respectively. This decline primarily reflects lower revenue and higher production costs.

     Human Health gross sales in the second quarter 2006 of $72,494 were $5,968 or 9.0% above the second quarter 2005. Foreign currency had no impact on Human Health segment sales.

     Within the Human Health segment, sales of Active Pharmaceutical Ingredients ("APIs") of $54,366 were $3,056 or 6.0% above the second quarter 2005 primarily due to higher generics sales volume partially offset by lower pricing. Sales of Pharmaceutical Intermediates of $9,225 were $1,355 or 17.2% above the second quarter 2005 primarily due to stronger demand for custom development products. Sales of Other Human Health products of $8,903 were $1,557 or 21.2% above the second quarter 2005 primarily due to stronger demand for x-ray media and feed additives.

     Human Health gross margins decreased to 31.9% in the second quarter 2006 from 32.4% in the second quarter 2005. Excluding the benefit resulting from a change in allocation methodology, gross margin would have been 31.5% versus 32.4% in the second quarter 2005. If the Company had applied the new methodology to the second quarter 2006 (excluding the impact related to the first quarter
2006) and second quarter 2005, gross margins would have been 31.7% and 32.5%, respectively. This decline is due to continued pricing pressures, unfavorable impact of foreign currency and unfavorable product mix partially offset by higher sales volume.

     Selling, general and administrative expenses of $29,112 or 23.6% of gross sales in the second quarter 2006 increased from $25,318, or 21.8% in the second quarter 2005. The increase in expense is due primarily to higher administration expenses related to costs associated with the strategic alternative process, the change in allocation methodology from Corporate and higher legal fees and bonus expense. The impact of foreign currency exchange was negligible.

     Research and development expenses of $5,505 were 4.5% of gross sales in the second quarter 2006, compared to $5,881 or 5.1% of gross sales in the second quarter 2005. The decrease in expense primarily reflects the completion of certain R&D projects for products that have been launched at the end of 2005 and in 2006 in the Bioproducts segments, a reduction of Corporate personnel and lower labor costs. The impact of foreign currency exchange was negligible.

     Operating profit in the second quarter 2006 was $8,156 compared to $9,071 in the second quarter of 2005. The results reflect lower gross margins and higher operating expenses as discussed above.

     Net interest expense of $2,295 in the second quarter 2006 decreased $456 from the second quarter 2005 primarily reflecting lower average debt partially offset by higher interest rates. The average interest rate was 5.8% in the second quarter of 2006 versus 5.4% in the second quarter of 2005.

     The effective tax rate for the second quarter 2006 was 83.1% compared to (10.4%) in the second quarter 2005. The tax provision in the second quarter 2006 increased to $4,791 compared to a benefit of $667 in the second quarter of 2005.

     The tax rate for the second quarter 2005 includes the favorable settlement of a tax matter in Sweden of $3,329. Additionally, the results for the second quarter 2006 include larger losses domestically and within certain foreign jurisdictions where the Company is unable to recognize a tax benefit related to these losses within its tax provision. The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized. As such, improvements in domestic, and certain foreign, pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

     Net income in the second quarter of 2006 was $976, or $0.04 per diluted share versus $7,080, or $0.27 per diluted share in the same period a year ago.

COMPARISON OF FIRST SIX MONTHS 2006 VERSUS FIRST SIX MONTHS 2005

     The following tables show the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales, for the six months ended June 30, 2006 and 2005.

                                 2006               2005
                           ----------------   ----------------
                               $        %         $        %
                           --------   -----   --------   -----
Bioproducts ............   $ 82,414    33.9%  $ 77,909    34.4%
Biopharma ..............     23,814     9.8     19,362     8.5
Human Health ...........    136,956    56.3    129,362    57.1
                           --------   -----   --------   -----
   Total gross sales ...   $243,184   100.0%  $226,633   100.0%
                           ========   =====   ========   =====

     The following table shows the gross profit of the Company's three segments for the six months ended June 30, 2006 and 2005.

                           2006                  2005
                   -------------------   -------------------
                     Gross      Gross      Gross      Gross
                   Profit $   Margin %   Profit $   Margin %
                   --------   --------   --------   --------
Bioproducts ....   $44,128      53.5%    $41,471      53.2%
Biopharma ......      (618)     (2.6)     (2,663)    (13.8)
Human Health ...    44,183      32.3      44,724      34.6
                   -------               -------
   Total .......   $87,693      36.1%    $83,532      36.9%
                   =======               =======

     Gross sales for the first six months of 2006 increased 7.3% to $243,184 from $226,633 in the first six months of 2005. Sales increased in all segments. Gross sales were unfavorably impacted 2.4% due to exchange rates reflecting a stronger U.S. dollar in the first six months of 2006 versus 2005.

     Gross profit in the first six months of 2006 was $87,693 compared to $83,532 in the first six months of 2005. Gross margin percentage decreased to 36.1% from 36.9% in the first six months of 2005. As mentioned above, the Company reclassified certain employee medical benefit expenses from segment cost of goods sold and operating expense to Corporate operating expenses to better reflect actual costs incurred within the operating segments resulting in increased gross profit of $1,321 and gross margin percentage of 0.6%. The first six months of 2006 include this benefit. If the Company had not made a change to the allocation methodology, gross margin percentage would have been 35.5% in the first six months of 2006 versus 36.9% in the first six months of 2005. If the Company had applied the new methodology to the first six months of 2005, gross margins would have been 37.2%. The reduced gross margin percentage reflects lower margins in the Human Health and Bioproducts segments.

     The following table shows sales by geographic area for the six months ended June 30, 2006 and 2005:

                      2006       2005
                    --------   --------
North America ...   $113,622   $104,430
Europe ..........    115,835    107,993
Asia ............      8,639      9,460
Other ...........      5,088      4,750
                    --------   --------
Total ...........   $243,184   $226,633
                    ========   ========

     Bioproducts gross sales in the first six months of 2006 of $82,414 were $4,505 or 5.8% above the first six months of 2005. Sales were unfavorably impacted 1.9% due to exchange rates reflecting a stronger U.S. dollar in the first six months of 2006 versus 2005.

     Within the Bioproducts segment, research products gross sales of $41,033 were $1,927 or 4.9% above the first six months of 2005 due primarily to increased sales of molecular biology and cell biology products as a result of stronger demand, higher pricing and timing of shipments. Therapeutic applications gross sales of $41,381 were $2,578 or 6.6% above the first six months of 2005 due primarily to increased sales in cell therapy services as a result of the timing of shipments and the addition of new customers. Sales of RMD products also increased due to strong demand and favorable pricing.

     Bioproducts gross margins increased to 53.5% in the first six months of 2006, including the benefit due to a change in allocation methodology, from 53.2% in the six months of 2005. Excluding the benefit due to a change in allocation methodology, gross margin would have been 52.9% versus 53.2% in the first six months of 2005. If the Company had applied the new methodology to the first six months of 2005, gross margins would have been 53.7%. The decrease in margins is primarily due to higher production costs partially offset by increased sales volume, prices and a favorable impact due to foreign currency.

     Biopharma gross sales in the first six months of 2006 of $23,814 were $4,452 or 23.0% above the first six months of 2005 reflecting higher fees from suites, primarily resulting from the shipments, in the first quarter of 2006, of all remaining inventories to a client that terminated their project due to their unfavorable regulatory developments during clinical trials in the fourth quarter of 2005, reimbursed materials and process development, partially offset by lower labor fees. Foreign currency had no impact on the Biopharma segment.

     Biopharma gross margins were (2.6%) in the first six months of 2006, including the benefit due to a change in allocation methodology, compared to (13.8%) in the first six months of 2005. Excluding the benefit resulting from a change in allocation methodology, gross margin would have been (4.7%) versus (13.8%) in the first six months of 2005. If the Company had applied the new methodology to the first six months of 2005, gross margins would have been (12.1%). The increase in margins is primarily due to higher revenues partially offset by higher production costs.

     Human Health gross sales for the first six months of 2006 of $136,956 were $7,594 or 5.9% above the first six months of 2005. Human Health sales were unfavorably impacted 3.1% due to exchange rates reflecting a stronger U.S. dollar in the first six months 2006 versus 2005.

     Within the Human Health segment, sales of APIs of $105,063 were $4,996 or 5.0% above the first six months of 2005 primarily due to higher sales volume partially offset by continued price erosion. Sales of Pharmaceutical Intermediates of $15,778 were $1,032 or 7.0% above the first six months of 2005 primarily due to stronger demand for custom development products. Sales of Other Human Health products of $16,115 were $1,566 or 10.8% above the first six months of 2005 primarily due to stronger demand for x-ray media and feed additives.

     Human Health gross margins decreased to 32.3% in the first six months of 2006, including the benefit resulting from a change in allocation methodology, from 34.6% in the first six months of 2005. Excluding the benefit due to a change in allocation methodology, gross margin would have been 32.1% versus 34.6% in the first six months of 2005. If the Company had applied the new methodology to the first six months of 2005, gross margins would have been 34.7%. The decrease in margins is due to continued pricing pressures on APIs and unfavorable impact of foreign currency translation partially offset by lower production costs and higher sales volume.

     Selling, general and administrative expenses of $57,305 or 23.6% of gross sales in the first six months of 2006 increased from $51,815 or 22.9% in the first six months of 2005. The increase in expense is due primarily to higher administration expenses related to costs associated with the strategic alternative process, the change in allocation methodology from Corporate and higher legal and environmental costs partially offset by the impact of foreign currency exchange.

     Research and development expenses of $11,493 were 4.7% of gross sales in the first six months of 2006, compared to $11,739 or 5.2% of gross sales in the first six months of 2005. The decrease in expense primarily reflects a reduction of corporate personnel, lower labor costs and the impact of foreign currency partially offset by Cutanogen in process research and development and acquisition costs of $1,537.

     Operating profit in the first six months of 2006 was $18,895 compared to $19,978 in the first six months of 2005.

     Net interest expense of $9,648 in the first six months of 2006 increased $4,167 from the first six months of 2005. The Company incurred costs of $5,272 associated with the prepayment of Senior Notes. Excluding this charge, net interest expense decreased $1,105 primarily reflecting lower average debt partially offset by higher interest rates. The average interest rate was 5.5% in the first six months of 2006 versus 5.3% in the first six months of 2005.

     The effective tax rate for the first six months of 2006 was 102.2% compared to 22.4% in the first six months of 2005. The tax provision in the first six months of 2006 increased to $9,332 compared to $3,230 in the first six months of 2005.

     The tax rate for the first six months of 2005 includes the favorable settlement of a tax matter in Sweden of $3,329. Additionally, the results for the first six months of 2006 include larger losses domestically and within certain foreign jurisdictions where the Company is unable to recognize a tax benefit related to these losses within its tax provision. The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized. As such, improvements in domestic, and certain foreign, pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

     Net loss in the first six months of 2006 was $429, or $0.02 per diluted share versus net income of $11,170, or $0.42 per diluted share in the same period a year ago.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Assumptions used in estimating the fair value of stock options granted in the first six months of 2006 are consistent with the assumptions used prior to the adoption of FAS 123(R) with the exception of the expected life. The expected term of 4.75 years was utilized based on Staff Accounting Bulletin No. 107, "Share-Based Payment" "simplified" method for determining the expected term of stock options. As a result of using the "simplified" method, the expected life was shortened by 1.25 years.

     FAS 123(R) requires companies to estimate the expected forfeitures for all unvested awards and record compensation costs only for those awards that are expected to vest. As of June 30, 2006, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was immaterial. The cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 3.7 years.

     The amount of stock based compensation costs related to stock options recorded in the three and six months of 2006 was $157 and $158, respectively. Diluted earnings per share changed by $0.01 for the three and six months ended June 30, 2006 as a result of adopting FAS 123(R) on January 1, 2006.

     At June 30, 2006, the Company has outstanding 150,000 fully-vested cash-settled incentive SARs at a price of $19.30. These SARs are classified as liability awards and, as such, will be recorded at fair value until the rights are exercised or expire with the amount being recorded as compensation expense or benefit in the applicable period. For the three and six months ended June 30, 2006 the Company recorded, at fair market value, $46 and $264, respectively, in compensation expense. For the three and six months ended June 30, 2005, the Company recorded, at intrinsic value, $300 and $1,170 respectively, in compensation benefit. In addition, the Company also recorded $228 in compensation expense as a cumulative effect of a change in accounting principle in accordance with FAS 123(R). Under FAS 123(R), the Company is required to measure the SARs at fair market value. Prior to adopting FAS 123(R), the SARs were measured at the intrinsic value.

     In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of this interpretation.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $15,649 in the first six months of 2006. During the six months ended June 30, 2006, the Company generated cash flows from operations totaling $3,988, a decrease of $6,314 versus the same period a year ago. The decrease in cash flows generated from operations in the first six months of 2006 versus the first six months of 2005 is due primarily to a decrease in net income. The decrease was partially offset by favorable working capital.

     Capital expenditures from continuing operations were $17,633 in the first six months of 2006 as compared to $18,077 in 2005. Part of the funds in 2006 were used for cell therapy manufacturing capabilities at the Bioproducts facility in Walkersville, MD, a new warehouse and API purification and finishing facility in Milan, Italy and capital improvements to existing facilities.

     Cash flows used in financing activities in the first six months of 2006 of $2,913 include net pay down of debt of $2,463 and dividends paid of $1,604 partially offset by proceeds from stock options exercised of $1,267. In the first six months of 2005 financing activities include a net pay down of debt of $26,298, dividends paid of $1,584 offset by proceeds from stock options exercised of $170.

     During the first six months of 2006 and 2005, the Company paid cash dividends of $0.06 per share.

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

     For further details and a discussion of these and other risks and uncertainties, investors are cautioned to review the Cambrex 2005 Annual Report on Form 10-K, including the Forward-Looking Statement section therein, and other filings with the U.S. Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no significant change in our exposure to market risk during the first six months of 2006. For a discussion of the Company's exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls include components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.

     As reported in its annual report on Form 10-K for the year ended December 31, 2005, the Company's management identified a material weakness in its internal control over accounting for income taxes. Specifically, the Company did not have a sufficient level of experienced personnel to enable the Company to properly consider and apply generally accepted accounting principles to the accounting for income taxes. Additionally, the Company did not maintain effective controls to determine the completeness and accuracy of the components of the income tax provision calculations and the related deferred income taxes and income taxes payable, including the monitoring of the differences between the tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred taxes balances. As a result of this material weakness, management concluded in its 2005 annual report on Form 10-K that the Company's internal controls over financial reporting was not effective as of December 31, 2005.

     During the six months ended June 30, 2006, the Company has added experienced personnel and implemented additional controls and procedures in order to remediate the material weakness discussed above, and it is continuing to assess the need for additional controls, procedures and resources that may be required to remediate the material weakness. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) (the "Exchange Act"). As part of its evaluation, management has evaluated whether the material weakness in internal control over financial reporting continues to exist. The Company continues to consider or implement additional controls, procedures and resources impacting its accounting for income taxes. The Company has not completed its remediation activities and testing of the changes in controls and procedures which it believes are necessary to conclude that the material weaknesses have been remediated. As a result, the Company's management has concluded that it cannot assert that the material weakness has been effectively remediated as of June 30, 2006. Based upon this conclusion, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2006.

     The Company believes that the actions it has taken to date, including the changes outlined below, are sufficient, such that the information contained in this quarterly report fairly states, in all material respects, the financial condition and results of operations of the Company for the periods presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     During the six months ended June 30, 2006, management has taken the following actions listed below to remediate the material weakness described in the Company's annual report on Form 10-K for the year ended December 31, 2005:

     - Strengthened procedures whereby the current income tax payable account and deferred income tax asset and liability accounts are reconciled on a regular and timely basis.

     - Increased level of review and discussion of significant tax matters and supporting documentation with senior finance management.

     -    Hired a Senior Director and Director of Tax.

     - Identified interim personnel to augment existing corporate tax staff to ensure there are adequate resources to reconcile all tax-related accounts for each reporting period.

     The Company continues to identify other controls, procedures, and resources to improve both the preparation and review of accounting for income taxes. We expect to complete this process and implement additional procedures to address this material weakness during the second half of 2006. We believe that, once fully implemented, these remediation steps will be sufficient to eliminate the material weakness described above.

     There have been changes in the Company's internal control over financial reporting during the Company's most recently completed quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 1 LEGAL PROCEEDINGS

     See the discussion under Part I, Item 1, Note 13 to the Consolidated Financial Statements.

ITEM 1A RISK FACTORS

     There have been no material changes to our risk factors and uncertainties during the first six months of 2006. For a discussion of the Risk Factors, refer to Part I, Item 1A, "Risk Factors," contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2005.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     In April 2006, the Company issued an aggregate of 18,500 shares of common stock of Cambrex to certain current and former employees ("Employees") pursuant to the exercise of options granted in accordance with the terms of the Cambrex Corporation 1996 Performance Stock Option Plan. In addition, 3,000 shares of common stock of Cambrex were previously issued to certain current and former directors (the "Directors" and together with the Employees hereafter referred as the "Selling Shareholders") pursuant to the terms of the Cambrex Corporation 1996 Performance Stock Option Plan. The 21,500 shares of common stock, par value $.10 per share, of Cambrex may be offered or sold from time to time by the Selling Shareholders. The Selling Shareholders acquired the shares pursuant to the exercise of options granted in accordance with the terms of the Cambrex Corporation 1996 Performance Stock Option Plan.

                     Number of Unregistered
     Purchaser           Shares Offered       Date of Sale
------------------   ----------------------   ------------
Stephen Colasuonno              500              4/25/06
Dave Goodman                  3,000              4/25/06
George Goodman                1,500              4/25/06
Leon Hendrix Jr.              1,500              4/25/06
Theresa Hernan                4,500              4/25/06
Carl Johansson                4,500              4/25/06
Michael Lafond                4,500              4/25/06
Ulf Sjoestrand                1,000              4/25/06
Roop Kumar                      500              4/24/06

     The total aggregate offering price for these shares is approximately $453 based on the average of the high and low prices for shares of common stock of Cambrex as reported on the New York Stock Exchange on July 31, 2006. The price at which a Selling Shareholder may sell any shares of common stock will be determined by the prevailing market price for such shares or through a privately negotiated transaction. The Company will receive no part of the proceeds of any sale of such shares made hereunder.

     Exception for the original issuance of the shares of common stock which may be offered or sold from time to time by the Selling Shareholders is claimed under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     1. At the Annual Meeting of Stockholders held on July 27, 2006, two Directors in Class I were elected to hold office as Directors of the Company until the 2009 Annual Meeting of Stockholders.

Nominees                  Votes For   Votes Withheld
--------                 ----------   --------------
David R. Bethune         21,255,420      3,739,706
Kathryn Rudie Harrigan   20,390,380      4,604,746

     2. The Stockholders voted for the appointment of PricewaterwaterhouseCoopers LLP as the Company's independent registered public accounting firm for 2006.

 Votes For   Votes Against   Votes Abstained   Unvoted
----------   -------------   ---------------   -------
24,337,086      643,348           14,691          --

     3. Also, the Stockholders voted to declassify the Board of Directors so that all directors are elected annually.

 Votes For   Votes Against   Votes Abstained    Unvoted
----------   -------------   ---------------   ---------
21,128,889     1,577,805          47,181       2,241,251

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

Dated: August 8, 2006