Form 10-Q
period 2006-09-30
CAMBREX CORP
filed 2006-11-09
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2006

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 for the transition period from ______ to ______

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

                                Yes [X]. No [ ].

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]. No [X].

     As of October 31, 2006, there were 29,204,719 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                    For The Quarter Ended September 30, 2006

                                Table of Contents

                                                                        Page No.
                                                                        --------
Part I Financial Information

   Item 1.    Financial Statements (Unaudited)

              Consolidated Balance Sheets as of
              September 30, 2006 and December 31, 2005                         2

              Consolidated Statements of Operations
              for the three and nine months ended September 30, 2006
              and 2005                                                         3

              Consolidated Statements of Cash Flows
              for the nine months ended September 30, 2006 and 2005            4

              Notes to Unaudited Consolidated Financial Statements        5 - 23

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations              24 - 32

   Item 3.    Quantitative and Qualitative Disclosures about Market
              Risk                                                            32

   Item 4.    Controls and Procedures                                    32 - 33

Part II Other Information

   Item 1.    Legal Proceedings                                               34

   Item 1A.   Risk Factors                                                    34

   Item 6.    Exhibits                                                        34

Signatures                                                                    35

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                      CAMBREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                2006           2005
                                                           -------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                 $ 34,458        $ 45,932
   Trade receivables, net                                      66,910          74,425
   Inventories, net                                           110,840          93,617
   Prepaid expenses and other current assets                   16,750          15,552
                                                             --------        --------
      Total current assets                                    228,958         229,526
Property, plant and equipment, net                            239,812         229,410
Goodwill                                                       96,695          96,368
Other intangible assets, net                                   50,232          51,183
Other assets                                                    6,414           5,985
                                                             --------        --------
      Total assets                                           $622,111        $612,472
                                                             ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $ 36,617        $ 38,813
   Accrued expense and other current liabilities               57,680          53,333
                                                             --------        --------
      Total current liabilities                                94,297          92,146
Long-term debt                                                181,723         186,819
Deferred tax liabilities                                       29,131          28,543
Other non-current liabilities                                  63,978          61,713
                                                             --------        --------
      Total liabilities                                       369,129         369,221
Stockholders' equity:
   Common stock, $.10 par value; authorized 100,000,000,
      issued 29,200,366 and 29,118,141 shares at
      respective dates                                          2,920           2,912
   Additional paid-in capital                                 221,233         219,236
   Retained earnings                                           55,030          62,170
   Treasury stock, at cost, 2,446,585 and 2,443,313
      shares at respective dates                              (20,873)        (20,768)
   Deferred compensation                                           --          (2,131)
   Accumulated other comprehensive loss                        (5,328)        (18,168)
                                                             --------        --------
      Total stockholders' equity                              252,982         243,251
                                                             --------        --------
      Total liabilities and stockholders' equity             $622,111        $612,472
                                                             ========        ========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       2006       2005       2006       2005
                                                     --------   --------   --------   --------
Gross sales                                          $113,205   $104,500   $356,389   $331,133
   Allowances and rebates                                 459      1,031      1,632      3,696
                                                     --------   --------   --------   --------
Net sales                                             112,746    103,469    354,757    327,437
   Other revenues                                       1,253      1,116      3,398      5,827
                                                     --------   --------   --------   --------
Net revenues                                          113,999    104,585    358,155    333,264
Cost of goods sold                                     74,797     67,763    231,260    212,910
                                                     --------   --------   --------   --------
Gross profit                                           39,202     36,822    126,895    120,354
Operating expenses:
   Selling, general and administrative expenses        29,102     25,825     86,407     77,640
   Research and development expenses                    5,115      4,862     16,608     16,601
   Goodwill impairment                                  2,092         --      2,092         --
                                                     --------   --------   --------   --------
      Total operating expenses                         36,309     30,687    105,107     94,241
Operating profit                                        2,893      6,135     21,788     26,113
Other expenses:
   Interest expense, net                                2,540      2,801     12,188      8,282
Other (income)/expenses, net                               (9)       (25)       107         72
                                                     --------   --------   --------   --------
Income before income taxes                                362      3,359      9,493     17,759
   Provision for income taxes                           4,666      3,407     13,998      6,637
                                                     --------   --------   --------   --------
(Loss)/income before cumulative effect of a change
   in accounting principle                           $ (4,304)  $    (48)  $ (4,505)  $ 11,122
Cumulative effect of a change in accounting
   principle                                               --         --       (228)        --
                                                     --------   --------   --------   --------
Net (loss)/income                                    $ (4,304)  $    (48)  $ (4,733)  $ 11,122
                                                     ========   ========   ========   ========
Basic earnings per share:
   (Loss)/income before cumulative effect of a
      change in accounting principle                 $  (0.16)  $  (0.00)  $  (0.17)  $   0.42
   Cumulative effect of a change in accounting
      principle                                            --         --      (0.01)        --
                                                     --------   --------   --------   --------
   Net (loss)/income                                 $  (0.16)  $  (0.00)  $  (0.18)  $   0.42
Diluted earnings per share:
   (Loss)/income before cumulative effect of a
      change in accounting principle                 $  (0.16)  $  (0.00)  $  (0.17)  $   0.42
   Cumulative effect of a change in accounting
      principle                                            --         --      (0.01)        --
                                                     --------   --------   --------   --------
   Net (loss)/income                                 $  (0.16)  $  (0.00)  $  (0.18)  $   0.42
Weighted average shares outstanding:
   Basic                                               26,752     26,418     26,718     26,389
   Effect of dilutive stock based compensation             --         --         --        161
                                                     --------   --------   --------   --------
   Diluted                                             26,752     26,418     26,718     26,550
   Cash dividends paid per share                     $   0.03   $   0.03   $   0.09   $   0.09
                                                     ========   ========   ========   ========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               ---------------------
                                                                  2006        2005
                                                               ---------   ---------
Cash flows from operating activities:
Adjustments to reconcile net (loss)/income to cash flows:
   Net (loss)/income                                           $  (4,733)  $  11,122
   Goodwill impairment charge                                      2,092          --
   Cumulative effect of a change in accounting principle             228          --
   Depreciation and amortization                                  26,571      29,312
   Acquired in-process research and development                    1,445          --
   Write-off of debt origination fees                                463          --
   Stock based compensation                                        1,140          25
   Deferred income taxes                                            (349)         --
   Allowance for doubtful accounts                                   541         870
   Inventory reserve                                               4,717       4,719
   Loss on disposal of property, plant and equipment                 204          --
   Other                                                             (19)         --
   Changes in assets and liabilities:
      Receivables                                                  9,476      (1,336)
      Inventories                                                (18,092)    (22,733)
      Prepaid expenses and other current assets                     (576)     (3,789)
      Accounts payable and other current liabilities                 183       1,139
      Other non-current assets and liabilities                    (1,735)      1,018
                                                               ---------   ---------
   Net cash provided by operating activities                      21,556      20,347
                                                               ---------   ---------
Cash flows from investing activities:
   Capital expenditures                                          (26,461)    (27,987)
   Acquired in-process research and development                   (1,392)         --
   Other investing activities                                        (99)      1,303
                                                               ---------   ---------
   Net cash used in investing activities                         (27,952)    (26,684)
                                                               ---------   ---------
Cash flows from financing activities:
   Dividends paid                                                 (2,407)     (2,376)
   Net increase in short-term debt                                   294         636
   Long-term debt activity (including current portion):
      Borrowings                                                 200,500     124,129
      Repayments                                                (207,629)   (166,958)
   Proceeds from stock options exercised                           1,618       1,521
   Other financing activities                                       (113)        (75)
                                                               ---------   ---------
      Net cash used in financing activities                       (7,737)    (43,123)
                                                               ---------   ---------
Effect of exchange rate changes on cash and cash equivalents       2,659      (9,312)
                                                               ---------   ---------
Net decrease in cash and cash equivalents                        (11,474)    (58,772)
Cash and cash equivalents at beginning of period                  45,932      91,532
                                                               ---------   ---------
Cash and cash equivalents at end of period                     $  34,458   $  32,760
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

     The accompanying unaudited consolidated financial statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments which are of a normal and recurring nature, except as otherwise described herein, and are necessary for a fair statement of financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005.

     The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

(2)  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Accounting for Uncertainty in Income Taxes

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for Cambrex at the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

     Fair Value Measurements

     In September 2006, the FASB issued FASB Statement No. 157 "Fair Value Measurements" ("FAS 157"). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of this statement.

     Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

     In September 2006, the FASB issued FASB Statement No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("FAS 158") which is effective for fiscal years ending after December 15, 2006. FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement does not impact the amounts recognized in the income statement. FAS 158 will also require an employer to measure the funded status of a plan as of the date of the fiscal year end balance sheet. This measurement requirement is effective for fiscal years ending after December 15, 2008.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(2)  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     Based on the Company's funded status of plan obligations disclosed in Notes 14 and 15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, the estimated impact of adopting FAS 158 would have been a reduction to December 31, 2005 comprehensive income of approximately $5,910, with no impact to the Company's consolidated statements of operations or cash flows. It is not expected that there will be any affect on the Company's financing agreements as none of the current debt covenants will be impacted. As the actual impact of adopting FAS 158 will be dependent upon the fair value of plan assets and the amount of projected benefit obligations measured as of December 31, 2006, the above estimated amounts may not be reflective of the actual impact of the adoption at December 31, 2006.

(3)  ACQUISITIONS

     On February 2, 2006, the Company acquired Cutanogen Corporation ("Cutanogen") for a purchase price of $1,445 which was paid at closing with additional purchase price payments of up to $4,800 subject to the achievement of certain regulatory and commercial milestones. Cutanogen, formally a biotechnology company, focuses on products used to treat patients with severe burns. Cutanogen's product, PermaDerm(TM) cultured skin, is the first multi-layered product that combines autologous epidermal and dermal layers of the skin in a product for severe burns that is pliable and grows with the patient, a particular advantage when a burn patient is a child. The Company expensed the purchase price payment and will continue to expense all additional payments prior to regulatory approval of the product as in-process research and development. At acquisition, Cutanogen was a development stage company, as it had no long-lived assets, revenues or employees. The results are reported as part of the Bioproducts segment.

(4)  STOCK-BASED COMPENSATION

     The Company adopted FAS 123(R) "Share-Based Payment," effective January 1, 2006 using the modified prospective transition method. Prior to January 1, 2006, the company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost associated with stock options was recognized in the financial results for the three and nine months ended September 30, 2005, as all the options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The first nine months of 2006 do not include compensation cost for options granted prior to January 1, 2006 as all options outstanding prior to January 1, 2006 were fully vested as of December 31, 2005. On September 30, 2006, the Company had seven active stock-based employee compensation plans. The Company also had outstanding at September 30, 2006 Stock Appreciation Rights ("SARs") and restricted stock as described below.

     Beginning January 1, 2006, the Company began recognizing compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for the stock options granted to employees during the three and nine months ended September 30, 2006 was $8.04 and $7.99, respectively.

     Stock option values were estimated using a 0.55% to 0.56% dividend yield, expected volatility of 36.49% to 38.28% and a risk-free interest rate of 4.42% to 4.96%. The Company's stock options are not publicly traded; therefore, expected volatilities are based on historical volatility of the Company's stock. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period approximates the

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(4)  STOCK-BASED COMPENSATION (CONTINUED)

option's expected term. The expected term of 3.75 to 4.75 years was utilized based on the "simplified" method for determining the expected term of stock options in Staff Accounting Bulletin No. 107, "Share-Based Payment." Assumptions used in estimating the fair value of stock options granted in the first nine months of 2006 are consistent with the assumptions used prior to the adoption of FAS 123(R) with the exception of the expected life. As a result of using the "simplified" method, the expected life was shortened by 1.25 years.

     FAS 123(R) requires companies to estimate the expected forfeitures for all unvested awards and record compensation costs only for those awards that are expected to vest. As of September 30, 2006, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $1,786. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 3.6 years.

     The amount of stock-based compensation costs related to stock options recorded in the three and nine months ended September 30, 2006 were $120 and $278, respectively. Diluted earnings per share changed by $0.00 and $0.01 for the three and nine months ended September 30, 2006 as a result of adopting FAS 123(R) on January 1, 2006.

     Cambrex senior executives participate in a long-term incentive plan which rewards achievement of long-term strategic goals with restricted stock units. Awards are made annually to key executives and vest in one-third increments on the first, second and third anniversaries of the grant. On the third anniversary of the grant, restrictions on sale or transfer are removed and shares are issued to executives. In the event of termination of employment or retirement, the participant is entitled to the vested portion of the restricted stock units and forfeits the remaining amount; the three-year sale and transfer restriction remains in place. In the event of death or permanent disability, all shares vest and the deferred sales restriction lapses. These awards are classified as equity awards as defined in FAS 123(R). Historically, only senior executives participated in this plan. As of January 1, 2006, certain other employees are eligible to receive restricted stock as part of a redesigned stock-based compensation plan. These awards cliff vest on the third anniversary of the grant date. For the three and nine months ended September 30, 2006, the Company recorded $335 and $721, respectively, in compensation expense for this plan. For the three and nine months ended September 30, 2005, the Company recorded $320 and $1,195, respectively, in compensation expense for this plan. As of September 30, 2006, the total compensation cost related to unvested restricted stock granted but not yet recognized was $2,919. The cost will be amortized on a straight-line basis over the remaining vesting period.

     At September 30, 2006, the Company had outstanding 150,000 fully-vested cash-settled incentive SARs at a price of $19.30. These SARs are classified as liability awards and, as such, will be recorded at fair value until the rights are exercised or expire with the amount being recorded as compensation expense or benefit in the applicable period. Fair market value was estimated using a 0.58% dividend yield, expected volatility of 38.38% and a risk-free rate of 4.89%. For the three and nine months ended September 30, 2006 the Company recorded, at fair market value, ($123) and $141, respectively, in compensation expense. For the three and nine months ended September 30, 2005 the Company recorded, at intrinsic value, $0 and $1,170, respectively, in compensation benefit. Under FAS 123(R), the Company is required to measure the SARs at fair market value. Prior to adopting FAS 123(R), the SARs were measured at the intrinsic value. The Company recorded $228 in compensation expense as a cumulative effect of a change in accounting principle in accordance with FAS 123(R).

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(4)  STOCK-BASED COMPENSATION (CONTINUED)

     The following table is a summary of the Company's stock option activity issued to employees and related information:

                                                              WEIGHTED-
                                                 WEIGHTED-     AVERAGE
                                                  AVERAGE     REMAINING
                                     NUMBER OF    EXERCISE   CONTRACTUAL
             OPTIONS                  SHARES       PRICE        TERM
---------------------------------   ----------   ---------   -----------
Outstanding at January 1, 2006       4,021,247     $26.60        4.63
Granted                                  2,250     $21.71
Exercised                              (79,600)    $14.48
Forfeited or expired                   (59,533)    $22.96
                                     ---------
Outstanding at March 31, 2006        3,884,364     $26.90        4.41
                                     ---------
Granted                                  1,000     $20.28
Exercised                              (26,438)    $15.17
Forfeited or expired                  (206,362)    $32.15
                                     ---------
Outstanding at June 30, 2006         3,652,564     $26.68        4.24
                                     ---------
Granted                                245,917     $21.39
Exercised                               (3,838)    $19.36
Forfeited or expired                  (124,210)    $25.73
                                     ---------
Outstanding at September 30, 2006    3,770,433     $26.38        3.97
                                     =========
Exercisable at September 30, 2006    3,532,251     $26.71        3.78

     The aggregate intrinsic value for all stock options exercised for the three and nine months ended September 30, 2006 were $8 and $572, respectively. The aggregate intrinsic value for all stock options exercised for the three and nine months ended September 30, 2005 were $643 and $727, respectively.

     A summary of the Company's nonvested restricted stock as of September 30, 2006 and changes during the three and nine months ended September 30, 2006 is presented below:

                                                 WEIGHTED-
                                  NUMBER OF    AVERAGE GRANT-
   NONVESTED RESTRICTED STOCK       SHARES    DATE FAIR VALUE
-------------------------------   ---------   ---------------
Nonvested at January 1, 2006        69,756         $24.30
Granted                             63,005         $21.71
Vested during period               (30,306)        $24.64
Forfeited                           (5,462)        $21.71
                                   -------
Nonvested at March 31, 2006         96,993         $22.66
                                   -------
Granted                                340         $20.28
Vested during period                    --             --
Forfeited                           (2,658)        $22.67
                                   -------
Nonvested at June 30, 2006          94,675         $22.65
                                   -------
Granted                             90,413         $21.39
Vested during period                    --             --
Forfeited                          (18,728)        $22.17
                                   -------
Nonvested at September 30, 2006    166,360         $22.02
                                   =======

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(4)  STOCK-BASED COMPENSATION (CONTINUED)

     The following table illustrates the effect on net (loss)/income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 as amended by FAS 148 "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized ratably to expense over the option's vesting periods.

                                            Three months ended   Nine months ended
                                               September 30,       September 30,
                                                   2005                 2005
                                            ------------------   -----------------
Net (loss)/income, as reported                   $   (48)             $11,122
Add: stock-based compensation expense
   included in reported net income                   320                   25
Deduct: stock-based compensation expenses
   determined using fair value method                853               16,859
                                                 -------              -------
Pro forma net loss                               $  (581)             $(5,712)

Earnings per share:
   Basic - as reported                            $(0.00)             $  0.42
   Basic - pro forma                              $(0.02)             $ (0.22)
   Diluted - as reported                          $(0.00)             $  0.42
   Diluted - pro forma                            $(0.02)             $ (0.22)

(5)  GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2006, are as follows:

                                   Bioproducts   Biopharma   Human Health
                                     Segment      Segment       Segment        Total
                                   -----------   ---------   ------------   ----------
Balance as of January 1, 2006        $56,642       $8,863      $30,863        $96,368
Goodwill impairment                       --                    (2,092)        (2,092)
Translation effect                       608           --        1,811          2,419
                                     -------       ------      -------        -------
Balance as of September 30, 2006     $57,250       $8,863      $30,582        $96,695
                                     =======       ======      =======        =======

     The Company recorded a goodwill impairment charge of $2,092 during the third quarter of 2006 to write-off the remaining goodwill for a reporting unit within the Human Health segment. This charge resulted from lower cash flow projections to compute the implied fair value of goodwill as a result of current market conditions. The facility for which the impairment was recorded was divested in October 2006 as described in Note 14.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(5)  GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

     Other intangible assets that are not subject to amortization consist of the following:

                      September 30,   December 31,
                           2006           2005
                      -------------   ------------
Trademarks               $33,898         $33,898
Proprietary process        2,052           2,052
                         -------         -------
   Total                 $35,950         $35,950
                         =======         =======

     Other intangible assets, which will continue to be amortized, consist of the following:

                                  September 30, 2006
                     --------------------------------------------
                     Gross Carrying    Accumulated   Net Carrying
                         Amount       Amortization      Amount
                     --------------   ------------   ------------
Product technology       $12,884        $ (5,047)       $ 7,837
Patents                    5,958          (2,440)         3,518
Supply agreements          2,110          (1,488)           622
License agreement          2,005            (540)         1,465
Other                      2,142          (1,302)           840
                         -------        --------        -------
   Total                 $25,099        $(10,817)       $14,282
                         =======        ========        =======

                                   December 31, 2005
                     --------------------------------------------
                     Gross Carrying    Accumulated   Net Carrying
                         Amount       Amortization      Amount
                     --------------   ------------   ------------
Product technology       $12,326        $(4,257)        $ 8,069
Patents                    5,685         (2,097)          3,588
Supply agreements          2,110         (1,152)            958
License agreement          2,005           (401)          1,604
Other                      1,974           (960)          1,014
                         -------        --------        -------
   Total                 $24,100        $(8,867)        $15,233
                         =======        ========        =======

     Amortization expense for the three and nine months ended September 30, 2006 was $681 and $1,655, respectively.

     The expected amortization expense related to intangible assets in the future is as follows:

For the year ended December 31, 2006...................................   $2,012
For the year ended December 31, 2007...................................   $1,978
For the year ended December 31, 2008...................................   $1,861
For the year ended December 31, 2009...................................   $1,552
For the year ended December 31, 2010...................................   $1,360

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(6)  INCOME TAXES

     The effective tax rate for the three months ended September 30, 2006 and 2005 was 1,289.0% and 101.4%, respectively. The tax provision for the three months ended September 30, 2006 increased to $4,666 compared to $3,407 in the three months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2006 and 2005 was 147.5% and 37.4%, respectively. The tax provision in the first nine months ended September 30, 2006 increased to $13,998 compared to $6,637 in the first nine months of 2005.

     The three and nine months of 2006 include $1,696 of income tax expense related to the true-up of the 2005 foreign tax provision and tax returns currently under audit. The tax rate for the nine months ended September 30, 2005 includes the favorable settlement of a tax matter in Sweden of $3,329. Additionally, the operating results for the three and nine months ended September 30, 2006 include larger losses domestically and within certain foreign jurisdictions where the Company is unable to recognize a tax benefit related to these losses within its tax provision. The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized. As such, improvements in domestic, and certain foreign, pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

(7)  NET INVENTORIES

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

     Net inventories at September 30, 2006 and December 31, 2005 consist of the following:

                  September 30,   December 31,
                       2006           2005
                  -------------   ------------
Finished goods       $ 51,203        $46,134
Work in process        30,717         24,615
Raw materials          25,544         18,159
Supplies                3,376          4,709
                     --------        -------
   Total             $110,840        $93,617
                     ========        =======

(8)  LONG-TERM DEBT

     Long-term debt at September 30, 2006 and December 31, 2005 consists of the following:

                         September 30,   December 31,
                              2006           2005
                         -------------   ------------
Bank credit facilities      $177,998       $ 81,943
Senior notes                      --        100,000
Capitalized leases             4,945          6,056
Notes payable                    232            291
                            --------       --------
   Subtotal                 $183,175       $188,290
Less: current portion          1,452          1,471
                            --------       --------
   Total                    $181,723       $186,819
                            ========       ========

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(8)  LONG-TERM DEBT (CONTINUED)

     In January 2006, the Company elected to prepay the senior notes with funds provided by borrowing under the 5-Year Syndicated Senior Revolving Credit Facility. An expense of $5,272 was recorded related to a make-whole payment of $4,809 paid to the senior note holders concurrent with the January 2006 payment, and the related acceleration of $463 of unamortized origination fees.

(9)  COMPREHENSIVE INCOME

     The following table shows the components of comprehensive (loss)/income for the three and nine months ended September 30, 2006 and 2005:

                                                               Three months        Nine months
                                                                  ended               ended
                                                              September 30,       September 30,
                                                             ---------------   ------------------
                                                               2006     2005     2006      2005
                                                             -------   -----   -------   --------
Net (loss)/income                                            $(4,304)  $ (48)  $(4,733)  $ 11,122
   Foreign currency translation                                 (235)     82    13,101    (34,815)
   Unrealized (loss)/gain on hedging contracts                  (212)   (628)      162     (1,368)
   Unrealized (loss)/gain on available for sale securities      (252)     38      (423)       (97)
                                                             -------   -----   -------   --------
      Total                                                  $(5,003)  $(556)  $ 8,107   $(25,158)
                                                             =======   =====   =======   ========

(10) RETIREMENT PLANS

     Domestic Pension Plans

     The Company maintains two U.S. defined-benefit pension plans which cover all eligible employees: the Nepera Hourly Pension Plan which covers the union employees at the previously owned Harriman, New York plant, and the Cambrex Pension Plan which covers all other eligible employees.

     The components of net periodic pension cost for the Company's domestic plans for the three and nine months ended September 30, 2006 and 2005 are as follows:

                                              Three           Three            Nine            Nine
                                              months          months          months          months
                                              ended           ended           ended           ended
                                          September 30,   September 30,   September 30,   September 30,
                                               2006            2005            2006            2005
                                          -------------   -------------   -------------   -------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                 $  729           $ 688          $ 2,187         $ 2,064
Interest cost                                   858             791            2,574           2,373
Expected return on plan assets                 (746)           (735)          (2,238)         (2,205)
Amortization of prior service costs              11              11               33              33
Recognized actuarial loss                       180             113              540             339
                                             ------           -----          -------         -------
Net periodic benefit cost                    $1,032           $ 868          $ 3,096         $ 2,604
                                             ======           =====          =======         =======

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(10) RETIREMENT PLANS (CONTINUED)

     The Company has two Supplemental Executive Retirement Plans ("SERP") for key executives. These plans are non-qualified and unfunded.

     The components of net periodic benefit cost for the Company's SERP Plans for the three and nine months ended September 30, 2006 and 2005 are as follows:

                                              Three           Three            Nine            Nine
                                              months          months          months          months
                                              ended           ended           ended           ended
                                          September 30,   September 30,   September 30,   September 30,
                                               2006            2005            2006            2005
                                          -------------   -------------   -------------   -------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                   $ 55            $ 56            $165            $168
Interest cost                                   113             108             339             324
Amortization of unrecognized transition
   obligation                                    26              25              78              75
Amortization of prior service cost                1               1               3               3
Recognized actuarial loss                        18              10              54              30
                                               ----            ----            ----            ----
Net periodic benefit cost                      $213            $200            $639            $600
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

     The components of net periodic pension cost for the Company's international plans for the three and nine months ended September 30, 2006 and 2005 are as follows:

                                              Three           Three            Nine            Nine
                                              months          months          months          months
                                              ended           ended           ended           ended
                                          September 30,   September 30,   September 30,   September 30,
                                               2006            2005            2006            2005
                                          -------------   -------------   -------------   -------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                  $ 344           $302           $1,032          $  906
Interest cost                                   260            282              780             846
Expected return on plan assets                 (102)           (92)            (306)           (276)
Amortization of unrecognized net
   obligation                                    (8)           (13)             (24)            (39)
Recognized actuarial loss                        17             59               51             177
Amortization of prior service cost               33             (2)              99              (6)
                                              -----           ----           ------          ------
Net periodic benefit cost                     $ 544           $536           $1,632          $1,608
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

     The components of net periodic postretirement benefit cost for the three and nine months ended September 30, 2006 and 2005 are as follows:

                                                 Three           Three            Nine            Nine
                                                 months          months          months          months
                                                 ended           ended           ended           ended
                                             September 30,   September 30,   September 30,   September 30,
                                                  2006            2005            2006            2005
                                             -------------   -------------   -------------   -------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost of benefits earned                  $ 16            $ 15            $  48           $  45
Interest cost                                      34              38              102             114
Actuarial loss recognized                          33              29               99              87
Amortization of unrecognized prior
   service cost                                   (45)            (38)            (135)           (114)
                                                 ----            ----            -----           -----
   Total periodic postretirement benefit
      cost                                       $ 38            $ 44            $ 114           $ 132
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

     One customer accounts for 10% of consolidated gross sales in the three months ended September 30, 2005. There are no individual customers accounting for more than 10% of consolidated gross sales in the three and nine months ended September 30, 2006 and nine months ended September 30, 2005.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(12) SEGMENT INFORMATION (CONTINUED)

     The Company currently has a long-term sales contract that accounts for more than 10% of Human Health segment sales for the three and nine months ended September 30, 2006 and 2005 that is scheduled to expire at the end of 2008. There is no guarantee that this contract will be renewed. The Company is currently in negotiations to extend this contract to 2013 which, if the Company elects to do so, will result in significantly lower profitability in 2007 and 2008 than under the existing contract.

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

     As a result of the change in allocation methodology, cost of goods sold decreased $1,321 with an increase to operating expense for the nine months ended September 30, 2006. At the segment level, cost of goods sold decreased $540, $505 and $276 for Bioproducts, Biopharma and Human Health, respectively. The decrease in segment operating expenses was $322, $48 and $135 for Bioproducts, Biopharma and Human Health, respectively, offset by an increase in Corporate operating expense of $1,826. Consolidated operating profit was not effected.

     The following is a summary of business segment information:

                     Three months ended    Nine months ended
                        September 30,        September 30,
                    -------------------   -------------------
                      2006       2005       2006       2005
                    --------   --------   --------   --------
Gross Sales:
Bioproducts         $ 39,326   $ 35,729   $121,740   $113,638
Biopharma             11,615      8,385     35,429     27,747
Human Health          62,264     60,386    199,220    189,748
                    --------   --------   --------   --------
                    $113,205   $104,500   $356,389   $331,133
                    ========   ========   ========   ========
Gross Profit:
Bioproducts         $ 19,363   $ 18,481   $ 63,491   $ 59,952
Biopharma               (165)    (2,137)      (783)    (4,800)
Human Health          20,004     20,478     64,187     65,202
                    --------   --------   --------   --------
                    $ 39,202   $ 36,822   $126,895   $120,354
                    ========   ========   ========   ========
Operating Profit:
Bioproducts         $  6,242   $  5,024   $ 21,276   $ 20,499
Biopharma             (2,422)    (4,368)    (7,782)   (12,545)
Human Health           7,804     11,343     32,413     34,373
Corporate             (8,731)    (5,864)   (24,119)   (16,214)
                    --------   --------   --------   --------
                    $  2,893   $  6,135   $ 21,788   $ 26,113
                    ========   ========   ========   ========

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(12) SEGMENT INFORMATION (CONTINUED)

                        Three months ended   Nine months ended
                           September 30,       September 30,
                        ------------------   -----------------
                           2006     2005       2006      2005
                          ------   ------    -------   -------
Capital Expenditures:
Bioproducts               $1,285   $2,365    $ 6,443   $ 7,946
Biopharma                  1,092    1,531      3,344     3,721
Human Health               6,440    5,977     16,606    15,228
Corporate                     11       37         68     1,092
                          ------   ------    -------   -------
                          $8,828   $9,910    $26,461   $27,987
                          ======   ======    =======   =======
Depreciation:
Bioproducts               $1,618   $1,467    $ 4,969   $ 4,448
Biopharma                    939    1,250      2,751     3,419
Human Health               5,682    6,114     16,529    18,836
Corporate                    171       84        667       891
                          ------   ------    -------   -------
                          $8,410   $8,915    $24,916   $27,594
                          ======   ======    =======   =======
Amortization:
Bioproducts               $  607   $  413    $ 1,431   $   875
Biopharma                     64       88        195       813
Human Health                  10       10         29        30
                          ------   ------    -------   -------
                          $  681   $  511    $ 1,655   $ 1,718
                          ======   ======    =======   =======

                        September 30,   December 31,
                            2006           2005
                        -------------   ------------
Total Assets:
Bioproducts                $236,984       $231,965
Biopharma                    56,474         58,652
Human Health                310,122        301,771
Corporate                    18,531         20,084
                           --------       --------
                           $622,111       $612,472
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

     In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $7,522 and $6,413 at September 30, 2006 and December 31, 2005, respectively. The increase in the accrual is primarily due to an increase in the reserve for the Clifton, NJ site and the Bayonne, NJ site of $425 and $235, respectively, an increase in the reserve at a Company subsidiary with an offsetting receivable recorded in Other Assets of $887 and currency fluctuation of $253, partially offset by payments of $753. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for legal and investigation fees where remediation costs may not be estimable at the reporting date.

     As a result of the sale of the Bayonne, New Jersey facility (see "Sale of Rutherford Chemicals" section of this Note), an obligation to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act was triggered and the Company has retained the responsibility for such obligation. The Company completed a preliminary assessment of the site and submitted the preliminary assessment to the New Jersey Department of Environmental Protection ("NJDEP"). The preliminary assessment identified potential areas of concern based on historical operations and sampling of such areas commenced. The Company has completed a second phase of sampling and determined that a third phase of sampling is necessary to determine the extent of contamination and any necessary remediation. The results of the completed and proposed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs, if required. The Company submitted its plan for the third phase of sampling to the NJDEP during the fourth quarter of 2005. The sampling will commence in the next few months. During 2006 the Company increased reserves to cover currently anticipated investigation and minimum remediation costs related to the site.

     In March 2000, the Company completed the acquisition of the Cambrex Profarmaco Landen facility in Belgium. At the time of acquisition, Cambrex was aware of certain site contamination and recorded a reserve for the estimated costs of remediation. This property has been the subject of an extensive on-going environmental investigation and health risk assessment. The investigation had been considered complete but the Company recently determined that an additional small area required further sampling to fully identify the

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) CONTINGENCIES (CONTINUED)

contamination. The results of the entire investigation and the final risk assessment, both of which are nearing completion, will determine the ultimate remedial actions to be performed at the site. The Company is proceeding with finalization of the delineation and risk assessment. The reserve established in this matter is adequate based on current information. As discussed in Note 14, in October 2006, the Company announced the sale of the Landen facility. This obligation related to the remediation of this site transferred to the new owner with the sale.

     The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. Prior to the acquisition by the Company, the operations were moved to another location and thereafter Cambrex purchased the business. In 1997, Cosan entered into an Administrative Consent Order with the NJDEP. Under the Administrative Consent Order, Cosan was required to complete an investigation of the extent of the contamination related to the Clifton site and conduct remediation as may be necessary. During the third quarter of 2005, the Company completed the investigation related to the Clifton site, which extends to adjacent properties. The results of the investigation caused the Company to increase its related reserves by $1,300 in 2005 based on the proposed remedial action plan. The Company submitted the results of the investigation and proposed remedial action plan to the NJDEP.

     In February 2005, the New Jersey Federal District Court ruled that a lawsuit claiming property damages against Cosan by the owners of contaminated property adjacent to the Clifton location could be placed on the active calendar. To avoid the expense and uncertainty of trial, the parties have reached agreement to settle this matter. A reserve of $425 was recorded in March 2006. In July 2006, under the settlement, Cosan paid the property owner $425 and this matter is considered concluded.

     In mid-2004 the United States Environmental Protection Agency ("USEPA") conducted a hazardous waste inspection of the Company's Charles City facility. Thereafter, the USEPA notified the facility of several alleged violations of the hazardous waste laws related to management of hazardous waste and requested additional information related to the alleged violations. The Company responded and provided information which questioned the conclusion that the violations occurred. Nevertheless, the USEPA concluded that several violations existed at the time of the inspection, and in October 2005 issued the facility an order and penalty assessment in the amount of $189. In October 2005, the Company filed a request for a hearing and an informal conference to discuss settlement. In July 2006, the USEPA and the Company have reached agreement under which the Company neither admits, nor denies the USEPA's factual allegations or conclusions of law. The Company has paid a mitigated penalty in the amount of $15 and will complete a Supplemental Environmental Project designed to minimize the potential for pollution associated with certain activities at the site. This matter is considered concluded.

     In March 2006, the Company received notice from the USEPA that two former operating subsidiaries are considered PRPs at the Berry's Creek Superfund Site, Bergen County, New Jersey. The operating companies are among many other PRPs that were listed in the notice. Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry's Creek Site. The Company has met with the other PRPs. Both operating companies joined the groups of PRPs and filed a joint response to the USEPA agreeing to jointly negotiate to conduct or fund (along with other PRPs) an appropriate remedial investigation and feasibility study of the Berry's Creek Site. At this time it is too early to predict the extent of any liabilities. However, in the second quarter 2006, the Company established a minimum reserve to cover anticipated initial costs related to the site.

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

     In April 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. In accordance with the agreement $9,215 has been paid through September 30, 2006, with the remaining $3,200 to be paid over the next two years. As of September 30, 2006 the outstanding balance for this liability was $3,048.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) CONTINGENCIES (CONTINUED)

Settlement documents will be finalized and payments will be made during the next several months. The balance of the reserves recorded within accrued liabilities related to this matter was $1,585 as of September 30, 2006.

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

     The Company continues its evaluation of Buyers' allegations and intends to defend itself against these claims vigorously. The Company continues to believe that the Equipment Matters are without merit. Further, the Company continues to believe that based on current information the majority of the Environmental Matters are either the Buyers' responsibility or without merit and the remaining are otherwise not reasonably estimable at this time. As such, the Company has recorded no reserves for this matter.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) CONTINGENCIES (CONTINUED)

     The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of September 30, 2006.

     In addition to the matters identified above, Cambrex's subsidiaries are party to a number of other proceedings. The Company's litigation matters, if resolved in an unfavorable manner, could have a material effect on the operating results and cash flows when resolved in a future reporting period.

(14) SUBSEQUENT EVENTS

     On October 20, 2006, the Company signed a definitive stock purchase agreement to sell two facilities within the Human Health segment to a holding company controlled by International Chemical Investors II S.A. for nominal consideration. The sale closed on October 27, 2006. As a result of this transaction, the Company expects to report a non-cash charge of approximately $30,000 in the fourth quarter of 2006. Gross sales for these two facilities for the three months and nine months ended September 30, 2006 were $8,764 and $28,571, respectively.

     On October 24, 2006, the Company entered into a definitive stock purchase agreement with Lonza Group AG for the sale of the businesses that comprise the Bioproducts and Biopharma segments (excluding certain liabilities) for total cash consideration of $460,000. The Company expects to realize net proceeds after tax and transaction fees of approximately $450,000. This sale is subject to the Company's stockholders approval as well as customary regulatory approvals and is expected to close in the first quarter of 2007. The Bioproducts and Biopharma segments had combined gross sales of $50,941 and $157,169 for the three and nine months ended September 30, 2006, respectively.

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

     The following significant events occurred during the third quarter 2006 which affected reported operating profit:

     - A charge of approximately $1,700 recorded within administrative expenses for the costs related to the evaluation of strategic alternatives to enhance shareholder value.

     - A $2,092 goodwill impairment charge recorded within operating expenses for the write-off of goodwill for a reporting unit within the Human Health segment.

     Subsequent to the third quarter 2006 the Company signed a definitive stock purchase agreement to sell two facilities within the Human Health segment to a holding company controlled by International Chemical Investors II S.A. This transaction closed on October 27, 2006. In addition, in October 2006, the Company entered into a definitive stock purchase agreement with Lonza Group AG for the sale of the businesses that comprise the Bioproducts and Biopharma segments.

RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER 2006 VERSUS THIRD QUARTER 2005

     The following tables show the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales, for the three months ended September 30, 2006 and 2005.

                             2006               2005
                       ----------------   ----------------
                           $        %         $        %
                       --------   -----   --------   -----
Bioproducts            $ 39,326    34.7%  $ 35,729    34.2%
Biopharma                11,615    10.3      8,385     8.0
Human Health             62,264    55.0     60,386    57.8
                       --------   -----   --------   -----
   Total gross sales   $113,205   100.0%  $104,500   100.0%
                       ========   =====   ========   =====

     The following table shows the gross profit of the Company's three segments for the three months ended September 30, 2006 and 2005.

                               2006                  2005
                       -------------------   -------------------
                         Gross      Gross     Gross      Gross
                       Profit $   Profit %   Profit $   Profit %
                       --------   --------   --------   --------
Bioproducts            $19,363      49.2%    $18,481      51.7%
Biopharma                 (165)     (1.4)     (2,137)    (25.5)
Human Health            20,004      32.1      20,478      33.9
                       -------               -------
   Total               $39,202      34.6%    $36,822      35.2%
                       =======               =======

     Gross sales in the third quarter 2006 increased 8.3% to $113,205 from $104,500 in the third quarter 2005 due to stronger sales in all segments. Gross sales were favorably impacted 2.2% due to exchange rates reflecting a weaker U.S. dollar in the third quarter of 2006 versus 2005.

     Gross profit in the third quarter of 2006 was $39,202 compared to $36,822 in 2005. Gross margin percentage decreased to 34.6% from 35.2% in the third quarter of 2005 as a result of product mix and higher production costs. Additionally, the Company reclassified certain employee medical benefit expenses from segment cost of goods sold and operating expense to Corporate operating expenses to better reflect actual costs incurred within the operating segments. The 2006 results include this reclassification. If the Company had applied this new methodology to the third quarter of 2005, gross margins would have been 35.6%.

     The following table shows sales by geographic area for the three months ended September 30, 2006 and 2005:

                         2006       2005
                       --------   --------
North America          $ 52,729   $ 46,157
Europe                   52,658     50,738
Asia                      5,098      5,419
Other                     2,720      2,186
                       --------   --------
   Total Gross Sales   $113,205   $104,500
                       ========   ========

     Bioproducts gross sales in the third quarter 2006 of $39,326 were $3,597 or 10.1% above the third quarter 2005. The Bioproducts segment gross sales were favorably impacted 1.9% due to exchange rates reflecting a weaker U.S. dollar in the third quarter of 2006 versus 2005.

     Within the Bioproducts segment, research products gross sales of $18,726 were $429 or 2.3% above the third quarter 2005 due primarily to increased sales of cell biology products as a result of higher pricing. Therapeutic applications gross sales of $20,600 were $3,168 or 18.2% above the third quarter 2005 due primarily to increased sales in cell therapy services as a result of the timing of shipments and addition of new customers. Sales of rapid microbial detection ("RMD") products and biotherapeutic media also increased.

     Bioproducts gross margins decreased to 49.2% in the third quarter 2006 from 51.7% in the third quarter 2005. If the Company had applied the new medical allocation methodology to the third quarter 2005, gross margins would have been 52.2%. The decrease in margins is primarily due to higher production costs and product mix partially offset by price increases and a favorable impact due to foreign currency.

     Biopharma gross sales in the third quarter 2006 of $11,615 were $3,230 or 38.5% above the third quarter of 2005 reflecting higher fees for suites and process development revenue partially offset by lower labor fees and reimbursed materials. Foreign currency had no impact on the Biopharma segment.

     Biopharma gross margins increased to (1.4%) in the third quarter 2006 from (25.5%) in the third quarter 2005. If the Company had applied the new medical allocation methodology to the third quarter 2005, gross margins would have been (23.6%). This increase primarily reflects higher revenue partially offset by higher production costs.

Human Health gross sales in the third quarter 2006 of $62,264 were $1,878 or 3.1% above the third quarter 2005. The Human Health segment gross sales were favorably impacted 2.7% due to foreign exchange in the third quarter of 2006 versus 2005.

     Within the Human Health segment, sales of active pharmaceutical ingredients ("APIs") of $50,007 were $3,792 or 8.2% above the third quarter 2005 primarily due to higher generics sales volume partially offset by lower pricing. Sales of pharmaceutical intermediates of $5,081 were $3,305 or 39.4% below the third quarter 2005 primarily due to weaker demand for custom development products and an intermediate used for treatment of end-stage kidney disease. Sales of other Human Health products of $7,176 were $1,391 or 24.0% above the third quarter 2005 primarily due to stronger demand for x-ray media and crop protection partially offset by lower sales of feed additives.

     Human Health gross margins decreased to 32.1% in the third quarter 2006 from 33.9% in the third quarter 2005. If the Company had applied the new medical allocation methodology to the third quarter 2005, gross margins would have been 34.1%. This decline is due to unfavorable product mix partially offset by a favorable impact of foreign currency exchange.

     Selling, general and administrative expenses ("SG&A") of $29,102 or 25.7% of gross sales in the third quarter 2006 increased from $25,825, or 24.7% in the third quarter 2005. If the Company had applied the new medical allocation methodology to the third quarter 2005, SG&A expenses would have been 25.1% of sales. The increase in expense is due primarily to higher administration expenses related to costs associated with the strategic alternative process and higher legal and audit fees. The impact of foreign currency exchange was negligible.

     Research and development expenses of $5,115 were 4.5% of gross sales in the third quarter 2006, compared to $4,862 or 4.7% of gross sales in the third quarter 2005. The increase in expense primarily reflects Cutanogen Corporation ("Cutanogen"), acquired in February 2006, related costs. The impact of foreign currency exchange was negligible.

     The Company recorded a goodwill impairment charge of $2,092 during the third quarter of 2006 to write-off the remaining goodwill for a reporting unit within the Human Health segment. This charge resulted from lower cash flow projections to compute the implied fair value of goodwill as a result of current market conditions. The facility for which the impairment was recorded was divested in October 2006 as described in Note 14.

     Operating profit in the third quarter 2006 was $2,893 compared to $6,135 in the third quarter of 2005. The results reflect higher operating expenses partially offset by higher gross margins as discussed above.

     Net interest expense of $2,540 in the third quarter 2006 decreased $261 from the third quarter 2005 primarily reflecting lower average debt partially offset by higher interest rates. The average interest rate was 6.1% in the third quarter of 2006 versus 5.8% in the third quarter of 2005.

     The effective tax rate for the third quarter 2006 was 1,289.0% compared to 101.4% in the third quarter 2005. The tax provision in the third quarter 2006 increased to $4,666 compared to $3,407 in the third quarter of 2005. The third quarter of 2006 includes $1,696 of income tax expense related to the true-up of the 2005 foreign tax provision and tax returns currently under audit. Additionally, the results for the third quarter 2006 include larger losses domestically and within certain foreign jurisdictions where the Company is unable to recognize a tax benefit related to these losses within its tax provision. The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized. As such, improvements in domestic, and certain foreign, pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

     Net loss in the third quarter of 2006 was $4,304, or $0.16, per diluted share versus $48, or $0.00 per diluted share in the same period a year ago.

COMPARISON OF FIRST NINE MONTHS 2006 VERSUS FIRST NINE MONTHS 2005

     The following tables show the gross sales of the Company's three segments, in dollars and as a percentage of the Company's total gross sales, for the nine months ended September 30, 2006 and 2005.

                             2006               2005
                       ----------------   ----------------
                           $        %         $        %
                       --------   -----   --------   -----
Bioproducts            $121,740    34.2%  $113,638    34.3%
Biopharma                35,429     9.9     27,747     8.4
Human Health            199,220    55.9    189,748    57.3
                       --------   -----   --------   -----
   Total gross sales   $356,389   100.0%  $331,133   100.0%
                       ========   =====   ========   =====

     The following table shows the gross profit of the Company's three segments for the nine months ended September 30, 2006 and 2005.

                                2006                  2005
                        -------------------   -------------------
                          Gross      Gross     Gross      Gross
                        Profit $   Profit %   Profit $   Profit %
                        --------   --------   --------   --------
Bioproducts             $ 63,491    52.2%     $ 59,952     52.8%
Biopharma                   (783)   (2.2)       (4,800)   (17.3)
Human Health              64,187    32.2        65,202     34.4
                        --------              --------
   Total gross profit   $126,895    35.6%     $120,354     36.3%
                        ========              ========

     Gross sales for the first nine months of 2006 increased 7.6% to $356,389 from $331,133 in the first nine months of 2005. Sales increased in all segments. Gross sales were unfavorably impacted 1.0% due to exchange rates reflecting a stronger U.S. dollar in the first nine months of 2006 versus 2005.

     Gross profit in the first nine months of 2006 was $126,895 compared to $120,354 in the first nine months of 2005. Gross margin percentage decreased to 35.6% from 36.3% in the first nine months of 2005. During the second quarter of 2006 the Company reclassified certain employee medical benefit expenses from segment cost of goods sold and operating expense to Corporate operating expenses to better reflect actual costs incurred within the operating segments. The 2006 results include this reclassification. If the Company had applied this new methodology to the first nine months of 2005, gross margins would have been 36.7%. The reduced gross margin percentage reflects lower margins in the Human Health and Bioproducts segments.

During the third quarter of 2006, the Company recorded adjustments related to prior periods, primarily within the Human Health segment, with a net effect of decreasing pre-tax income by $85. The adjustments included $835 of expense (principally inventory reserves) related to 2005 and prior and $750 of increased revenues related to the first six months of 2006.

     The following table shows sales by geographic area for the nine months ended September 30, 2006 and 2005:

                         2006       2005
                       --------   --------
North America          $166,351   $150,587
Europe                  168,493    158,731
Asia                     13,737     14,879
Other                     7,808      6,936
                       --------   --------
   Total Gross Sales   $356,389   $331,133
                       ========   ========

     Bioproducts gross sales in the first nine months of 2006 of $121,740 were $8,102 or 7.1% above the first nine months of 2005. Sales were unfavorably impacted 0.7% due to exchange rates reflecting a stronger U.S. dollar in the first nine months of 2006 versus 2005.

     Within the Bioproducts segment, research products gross sales of $59,765 were $2,371 or 4.1% above the first nine months of 2005 due primarily to increased sales of cell biology and molecular biology products as a result of stronger demand, higher pricing and timing of shipments. Therapeutic applications gross sales of $61,975 were $5,731 or 10.2% above the first nine months of 2005 due primarily to increased sales in cell therapy services as a result of the timing of shipments and the addition of new customers. Sales of RMD products also increased due to strong demand and favorable pricing.

     Bioproducts gross margins decreased to 52.2% in the first nine months of 2006 from 52.8% in the first nine months of 2005. If the Company had applied the new medical allocation methodology to the first nine months of 2005, gross margins would have been 53.2%. The decrease in margins is primarily due to higher production costs partially offset by increased prices and a favorable impact due to foreign currency.

     Biopharma gross sales in the first nine months of 2006 of $35,429 were $7,682 or 27.7% above the first nine months of 2005 reflecting higher fees from suites, primarily resulting from the shipments, in the first quarter of 2006, of all remaining inventories to a client that terminated their project due to their unfavorable regulatory developments during clinical trials in the fourth quarter of 2005 and the addition of new clients, reimbursed materials and process development, partially offset by lower labor fees. Foreign currency had no impact on the Biopharma segment.

     Biopharma gross margins were (2.2%) in the first nine months of 2006 compared to (17.3%) in the first nine months of 2005. If the Company had applied the new methodology to the first nine months of 2005, gross margins would have been (15.5%). The increase in margins is primarily due to higher revenues partially offset by higher production costs.

     Human Health gross sales for the first nine months of 2006 of $199,220 were $9,472 or 5.0% above the first nine months of 2005. Human Health sales were unfavorably impacted 1.3% due to foreign exchange in the first nine months 2006 versus 2005.

     Within the Human Health segment, sales of APIs of $155,070 were $8,789 or 6.0% above the first nine months of 2005 primarily due to higher sales volume partially offset by continued price erosion. Sales of pharmaceutical intermediates of $20,859 were $2,273 or 9.8% below the first nine months of 2005 primarily due to weaker demand for custom development products and an intermediate used for treatment of end-stage kidney disease. Sales of other Human Health products of $23,291 were $2,956 or 14.5% above the first nine months of 2005 primarily due to stronger demand for x-ray media partially offset by weaker sales of feed additives.

     Human Health gross margins decreased to 32.2% in the first nine months of 2006 from 34.4% in the first nine months 2005. If the Company had applied the new medical allocation methodology to the first nine months of 2005, gross margins would have been 34.5%. The decrease in margins is due to continued pricing pressures on APIs and unfavorable impact of foreign currency translation partially offset by higher sales volume.

     Selling, general and administrative expenses of $86,407 or 24.2% of gross sales in the first nine months of 2006 increased from $77,640 or 23.4% in the first nine months of 2005. If the Company had applied the new medical allocation methodology to the first nine months of 2005, SG&A expenses would have been 23.8% of sales. The increase in expense is due primarily to higher administrative expenses related to costs associated with the strategic alternative process and higher legal fees partially offset by the impact of foreign currency exchange.

     Research and development expenses of $16,608 were 4.7% of gross sales in the first nine months of 2006, compared to $16,601 or 5.0% of gross sales in the first nine months of 2005. The expense primarily reflects Cutanogen in process research and development costs partially offset by a reduction of corporate personnel, lower labor costs and the impact of foreign currency.

     The Company recorded a goodwill impairment charge of $2,092 during the third quarter of 2006 to write-off the remaining goodwill for a reporting unit within the Human Health segment. This charge resulted from lower cash flow projections to compute the implied fair value of goodwill as a result of current market conditions. The facility for which the impairment was recorded was divested in October 2006 as described in Note 14.

     Operating profit in the first nine months of 2006 was $21,788 compared to $26,113 in the first nine months of 2005.

     Net interest expense of $12,188 in the first nine months of 2006 increased $3,906 from the first nine months of 2005. The Company incurred costs of $5,272 associated with the prepayment of Senior Notes. Excluding this charge, net interest expense decreased $1,366 primarily reflecting lower average debt partially offset by higher interest rates. The average interest rate was 5.7% in the first nine months of 2006 versus 5.5% in the first nine months of 2005.

     The effective tax rate for the first nine months of 2006 was 147.5% compared to 37.4% in the first nine months of 2005. The tax provision in the first nine months of 2006 increased to $13,998 compared to $6,637 in the first nine months of 2005. The first nine months of 2006 includes $1,696 of income tax expense related to the true-up of the 2005 foreign tax provision and tax returns currently under audit. The tax rate for the first nine months of 2005 includes the favorable settlement of a tax matter in Sweden of $3,329. Additionally, the results for the first nine months of 2006 include larger losses domestically and within certain foreign jurisdictions where the Company is unable to recognize a tax benefit related to these losses within its tax provision. The Company maintains a full valuation allowance against its domestic and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized. As such, improvements in domestic, and certain foreign, pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

     Net loss in the first nine months of 2006 was $4,733, or $0.18, per diluted share versus net income of $11,122, or $0.42 per diluted share in the same period a year ago.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for Cambrex at the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

     In September 2006, the FASB issued FASB Statement No. 157 "Fair Value Measurements" ("FAS 157"). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of this statement.

     In September 2006, the FASB issued FASB Statement No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("FAS 158") which is effective for fiscal years ending after December 15, 2006. FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement does not impact the amounts recognized in the income statement. FAS 158 will also require an employer to measure the funded status of a plan as of the date of the year end balance sheet. This measurement requirement is effective for fiscal years ending after December 15, 2008.

     Based on the Company's funded status of plan obligations disclosed in Notes 14 and 15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, the estimated impact of adopting FAS 158 would have been a reduction to December 31, 2005 comprehensive income of approximately $5,910, with no impact to the Company's consolidated statements of operations or cash flows. It is not expected that there will be any affect on the Company's financing agreements as none of the current debt covenants will be impacted. As the actual impact of adopting FAS 158 will be dependent upon the fair value of plan assets and the amount of projected benefit obligations measured as of December 31, 2006, the above estimated amounts may not be reflective of the actual impact of the adoption at December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $11,474 in the first nine months of 2006. During the nine months ended September 30, 2006, the Company generated cash flows from operations totaling $21,556, an increase of $1,209 versus the same period a year ago. The increase in cash flows generated from operations in the first nine months of 2006 versus the first nine months of 2005 is due primarily to improved collections of accounts receivable and timing of sales volume. Reduced build up of custom development inventory within the Human Health segment and reduced serum inventory within the Bioproducts segment also contributed to the increase in cash flows from operations partially offset by a decrease in net income.

     Capital expenditures from continuing operations were $26,461 in the first nine months of 2006 as compared to $27,987 in 2005. Part of the funds in 2006 were used for cell therapy manufacturing capabilities at the Bioproducts facility in Walkersville, MD, a new warehouse and API purification and finishing facility in Milan, Italy and capital improvements to existing facilities.

     Cash flows used in financing activities in the first nine months of 2006 of $7,737 include net pay down of debt of $6,835 and dividends paid of $2,407 partially offset by proceeds from stock options exercised of $1,618. In the first nine months of 2005 financing activities include a net pay down of debt of $42,193, dividends paid of $2,376 partially offset by proceeds from stock options exercised of $1,521.

     During the first nine months of 2006 and 2005, the Company paid cash dividends of $0.09 per share.

     Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements.

     On October 24, 2006, the Company entered into a definitive stock purchase agreement with Lonza Group AG for the sale of the businesses that comprise the Bioproducts and Biopharma segments (excluding certain liabilities) for total cash consideration of $460,000. The sale of these businesses, which is subject to Cambrex stockholder and customary regulatory approvals, is expected to close during the first quarter of 2007. The Company anticipates repaying outstanding debt and assuming the arrangement of new lines of credit of $125,000 to $150,000 on favorable terms and plans to pay stockholders a special dividend of approximately $13.50 to $14.50 per share. Upon, or shortly after, the closing of the sale of the Bioproducts and Biopharma business units, approximately $20,000 of expense is expected to be incurred related to certain retention and performance bonus plans and the triggering of change of control employment agreements with certain individuals.

FORWARD-LOOKING STATEMENTS

     This document may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under The Securities Exchange Act of 1934, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities. These statements may be identified by the fact that they use words such as "expects," "anticipates," "intends," "estimates," "believes" or similar expressions in connection with any discussion of future financial and operating performance. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q. The forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including, but not limited to, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and/or regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, changes in foreign exchange rates, performance of minority investments, uncollectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the possibility that the value of the acquisition of PermaDerm cultured skin may not be realized or that our plans to obtain a Humanitarian Device

Exemption, completion of clinical trials and commercialization of PermaDerm cultured skin in the United States may not be successful, the Company's ability to receive regulatory approvals for its products, the outcome of the evaluation of strategic alternatives, the satisfaction of conditions to closing set forth in the stock purchase agreement with Lonza and the availability of financing on favorable terms in order to fund the portion of the special dividend that is not being funded from proceeds of the sale. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no significant change in our exposure to market risk during the first nine months of 2006. For a discussion of the Company's exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2005.

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

     During the nine months ended September 30, 2006, the Company has added experienced personnel and implemented additional controls and procedures in order to remediate the material weakness discussed above, and it is continuing to assess the need for additional controls, procedures and resources that may be required to remediate the material weakness. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) (the "Exchange Act"). As part of its evaluation, management has evaluated whether the material weakness in internal control over financial reporting continues to exist. The Company continues to consider or implement additional controls, procedures and resources impacting its accounting for income taxes. The Company has not completed its remediation activities and testing of the changes in controls and procedures which it believes are necessary to conclude that the material weaknesses have been remediated. As a result, the Company's management has concluded that it cannot assert that the material weakness has been effectively remediated as of September 30, 2006. Based upon this conclusion, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2006.

     The Company believes that the actions it has taken to date, including the changes outlined below, are sufficient, such that the information contained in this quarterly report fairly states, in all material respects, the financial condition and results of operations of the Company for the periods presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     During the nine months ended September 30, 2006, management has taken the following actions listed below to remediate the material weakness described in the Company's annual report on Form 10-K for the year ended December 31, 2005:

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

     The Company continues to identify other controls, procedures, and resources to improve both the preparation and review of accounting for income taxes. We expect to complete this process and implement additional procedures to address this material weakness during the fourth quarter of 2006. We believe that, once fully implemented, these remediation steps will be sufficient to eliminate the material weakness described above.

     There have been changes, as indicated above, in the Company's internal control over financial reporting during the Company's most recently completed quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 1 LEGAL PROCEEDINGS

     See the discussion under Part I, Item 1, Note 13 to the Consolidated Financial Statements.

ITEM 1A RISK FACTORS

     There have been no material changes to our risk factors and uncertainties during the first nine months of 2006. For a discussion of the Risk Factors, refer to Part I, Item 1A, "Risk Factors," contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2005.

ITEM 6. EXHIBITS

     Exhibits

     1. Exhibit 10.20.1 - Form of Amendment to Employment Agreement between the registrant and its executive officers named in the Revised Schedule of Parties to the Employment Agreement both as filed as an Exhibit to the Annual Report on Form 10-K for the period ended December 31, 2005.

     2. Exhibit 10.43 - Stock Purchase Agreement, dated October 19, 2006, and the Transition Services Agreement, dated October 27, 2006, between Cambrex AB and International Chemical Investors II S.A.

     3. Exhibit 31.1 - CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     4. Exhibit 31.2 - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     5. Exhibit 32.1 - CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     6. Exhibit 32.2 - CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 9, 2006