Form 10-K
period 2006-12-31
CAMBREX CORP
filed 2007-03-15
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-10638

CAMBREX CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2476135 (I.R.S. Employer Identification No.)

One Meadowlands Plaza, East Rutherford, New Jersey (Address of principal executive offices)	07073 (Zip Code)

Registrant’s telephone number, including area code: (201) 804-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: (None)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐.  No ☑.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐.  No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑.  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐.  No ☑.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $546,922,749 as of June 30, 2006.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 28, 2007, there were 28,269,931 shares outstanding of the registrant’s Common Stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting are incorporated by reference into Part III of this Report.

CAMBREX CORPORATION AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION
For the Year Ended December 31, 2006

PART I

Item 1	Business

General

Cambrex Corporation (the “Company” or “Cambrex”), a Delaware corporation, began business in December 1981. Cambrex is a life sciences company dedicated to providing products and services that accelerate and improve the discovery and commercialization of human therapeutics. The Company primarily supplies its products and services worldwide to pharmaceutical and biopharmaceutical companies, generic drug companies, biotechnology companies and research organizations. The Company reports financial results in three segments: Bioproducts, Biopharma and Human Health. The Company’s overall strategy is to focus on niche life sciences markets with global opportunities, support state-of-the-art technology, and demonstrate excellence in regulatory compliance, environmental, health and safety performance, and customer service. As part of the process of evaluating strategic alternatives to enhance shareholder value, the sale of the Cork and Landen businesses within the Human Health segment was completed on October 27, 2006, and accordingly, these businesses are being reported as discontinued operations in all periods presented. As discussed in Note 21, the Company completed the sale of the Bioproducts and Biopharma businesses on February 6, 2007.

The Company uses a consistent business approach in each of its segments:

•	Niche Market Focus: The Company participates in niche markets where significant technical expertise provides competitive advantage and market differentiation.

•	Market Leadership: The Company secures leading market positions through excellent customer service, proprietary technologies, specialized capabilities and an outstanding regulatory record and leverages these capabilities across the market segments in which it participates.

•	New Products and Services: The Company continues to invest in research and product development in order to introduce innovative products and services to accelerate revenue growth, provide competitive advantage and maintain its leading market positions. The new products and services are developed to address the changing needs of life sciences customers for increased automation, speed-to-market and testing relevance.

•	Operational Excellence: The Company maintains its commitment to continually improve productivity and customer service levels and maintains excellent quality and regulatory compliance systems.

•	Acquisition and Licensing: The Company may drive growth in strategic business segments through the prudent acquisition of products, product lines, technologies and capabilities to enhance the Company’s position in its niche markets.

Market Overview and Growth Drivers

The Company participates in markets that serve the healthcare industry. Customers include companies and institutions that discover and commercialize therapeutics such as traditional drugs (made using organic chemistry), biologics and cell based therapies.

The aging population, continued investment in healthcare research and drug development and the necessity to develop life saving therapeutics to address unmet needs drives business growth in life sciences companies serving the healthcare market. Aging “baby boomers” in the United States, Europe and Japan may provide an enormous healthcare opportunity. This group typically has more education, a higher socio-economic level, and higher demands for healthcare services than previous generations.

Demand for Cambrex products and services is increased by its customers financial resources to advance their research and development projects for therapeutic candidates from the laboratory to the clinic, and eventually, to the patient. Healthcare investment comes from a variety of sources. Large pharmaceutical and biotechnology companies spend billions on drug discovery and development. Research institutions may be funded by the government,

(dollars in thousands, except share data)

business or private sectors. Venture capital and initial public offering investments remained robust in 2006 allowing companies to continue to spend on drug development and commercialization.

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

Once a drug is identified, companies need to develop a robust process for the manufacture of clinical and commercial quantities. Product testing and quality processes need to be integrated into the manufacturing process. This is a critical step to getting a commercially viable drug to market. Cambrex excels in the manufacture and testing of active pharmaceutical ingredients (“APIs”) and drug substances at laboratory, clinical and commercial scale and specializes in optimizing manufacturing processes.

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

New drugs are typically patented. When the patent expires, the drug may be manufactured and marketed in its generic form. Growth in the generic drug market is driven by the continuing stream of drug patents that will expire in the future and favorable market forces that encourage the use of generic pharmaceuticals as a more cost effective health care alternative to higher-priced branded drugs. In the United States and many countries in Europe, governments and prescription benefit management companies provide incentives for generic substitution to reduce costs. Cambrex’s active pharmaceutical ingredients are used in over 100 niche generic drugs globally.

The market for human therapeutics is regulated by the Food and Drug Administration (“FDA”) and other regulatory agencies through the development, manufacturing and commercialization process. The FDA approves human therapeutics and regulates manufacturing. Excellent regulatory and quality systems are essential to serve the industry.

Asian competitors have increased their capabilities in drug substance manufacturing and finished dosage form drugs in recent years. Although there has been limited direct impact on the Company’s niche products, the presence of these competitors in the market has resulted in downward pricing pressure on generic active pharmaceutical ingredients. Regulatory compliance and product quality may determine the long term impact of these competitors.

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

(dollars in thousands, except share data)

On October 2, 2004, Cambrex France SARL, one of the Company’s subsidiaries, acquired Genolife SA for approximately $6,000 in cash. Genolife, renamed Cambrex Bio Science Clermont Ferrand SAS, located in Saint Beauzire, France, specializes in rapid microbial detection testing for the pharmaceutical, agriculture, food, and cosmetic industries. The acquisition complements the Company’s endotoxin and mycoplasma detection product lines and builds upon its testing reagent and service franchise.

On February 2, 2006, the Company acquired Cutanogen Corporation (“Cutanogen”) for a purchase price of $1,445 which was paid at closing with additional purchase price payments of up to $4,800 subject to the achievement of certain regulatory and commercial milestones. The Company expensed the purchase price payment and will continue to expense all additional payments prior to regulatory approval of the product as in-process research and development. At acquisition, Cutanogen was a development stage company, as it had no long-lived assets, revenues or employees. The results are reported as part of the Bioproducts segment.

On October 19, 2006, the Company signed a definitive stock purchase agreement to sell two businesses within the Human Health segment to a holding company controlled by International Chemical Investors II S.A. for nominal consideration. The sale was completed on October 27, 2006. As a result of this transaction, the Cork and Landen businesses are being reported as discontinued operations in all periods presented.

On October 23, 2006, the Company entered into a definitive stock purchase agreement with Lonza Group AG for the sale of the businesses that comprise the Bioproducts and Biopharma segments (excluding certain liabilities) for total cash consideration of $460,000. This sale was completed on February 6, 2007. The results of these two segments are reported as continuing operations in all periods presented. The Company will begin reporting these segments as discontinued operations during the first quarter of 2007.

Products

The Company uses its technical expertise in a wide range of chemical and biological processes to meet the needs of its customers for high quality products and services for specialized applications.

The following table presents gross sales from the Company’s three segments:

	Years Ended December 31
	2006	2005	2004

Bioproducts	$163,119	$149,498	$136,108
Biopharma	52,477	41,698	43,270
Human Health	236,659	223,565	216,528

Gross Sales	$452,255	$414,761	$395,906

Bioproducts:  The Bioproducts segment consists of research products (including cell biology products, cell based assays and molecular biology products) and therapeutic applications (including endotoxin detection products, biotherapeutic media and serum products and cell therapy and related services). The Company manufactures more than 1,800 products which are sold to more than 14,000 customers worldwide with no one customer accounting for over 10% of 2006 sales in this segment.

This table summarizes the gross sales by product category for this segment:

	2006	2005	Change	% Change

Research products	$80,394	$75,810	$4,584	6.0%
Therapeutic applications	82,725	73,688	9,037	12.3%

Total Bioproducts	$163,119	$149,498	$13,621	9.1%

Bioproducts sales of $163,119 were $13,621 or 9.1% above 2005. Bioproducts sales were favorably impacted 0.4% due to exchange rates reflecting a weaker U.S. dollar.

(dollars in thousands, except share data)

Research products of $80,394 were $4,584 or 6.0% higher than prior year due primarily to increased sales in cell biology and molecular biology products resulting from stronger demand, price increases and new products.

Therapeutic applications sales of $82,725 were $9,037 or 12.3% higher than prior year due to higher sales of cell therapy services due to the addition of new customers and rapid microbial detection products reflecting increased purchasing levels.

Biopharma:  The Biopharma segment consists of the Company’s contract biopharmaceutical process development and manufacturing business. Biopharma sales of $52,477 were $10,779 or 25.9% above 2005. The sales increase primarily reflects higher suite and process development revenue partially offset by lower labor fees and reimbursed material revenue. Foreign currency had no impact on Biopharma sales. There was one customer that individually accounted for 10% of 2006 sales in this segment.

Human Health:  The Human Health segment is primarily comprised of the custom development and manufacture of pharmaceutical ingredients derived from organic chemistry. Products and services are supplied globally to innovative and generic drug companies. Products include active pharmaceutical ingredients and advanced pharmaceutical intermediates. Services include custom development and GMP manufacturing services.

The Human Health segment is classified into three product groups: (1) APIs, (2) pharmaceutical intermediates, and (3) other. These products and services are sold to a diverse group of more than 1,100 customers, with two customers individually accounting for more than 10% of 2006 sales in this segment; one, a pharmaceutical company with which a long-term sales contract is in effect that is scheduled to expire at the end of 2008, accounted for 12.3%. The Company is currently in negotiations to extend this contract to 2013 which, if the Company elects to do so, will result in significantly lower profitability for sales under this arrangement in 2007 and 2008. There is no guarantee that this contract will be renewed. A second customer, a distributor representing multiple customers, accounted for 14.4%. Human Health products are sold through a combination of direct sales and independent agents. One active pharmaceutical ingredient makes up 15.3% of 2006 sales in this segment.

This table summarizes the gross sales for this product segment:

	2006	2005	Change	% Change

Active pharmaceutical ingredients	$176,407	$162,710	$13,697	8.4%
Pharmaceutical intermediates	29,786	30,578	(792)	(2.6)%
Other	30,466	30,277	189	0.6%

Total Human Health	$236,659	$223,565	$13,094	5.9%

Human Health sales of $236,659 increased $13,094 or 5.9% including a 0.5% favorable impact due to exchange rates reflecting the weaker U.S. dollar.

Sales of APIs of $176,407 were $13,697 or 8.4% above the prior year due primarily to higher demand for certain central nervous system and cardiovascular APIs, nicotine polacrilex resin (used in smoking cessation products) and higher sales of a diuretic API, partially offset by lower sales of a gastrointestinal API due to weaker demand.

Pharmaceutical intermediates sales of $29,786 were $792 or 2.6% below 2005 primarily due to lower sales of an end-stage kidney treatment product due to decreased demand.

Other sales of $30,466 were $189 or 0.6% above the prior year due primarily to higher volumes of x-ray media, partially offset by lower sales of feed additive products.

Marketing and Distribution

The Company’s Human Health and Biopharma segments generally include higher value, low-to-medium volume niche products requiring significant technical expertise to develop and manufacture. Marketing generally requires significant cooperative effort among a highly trained sales and marketing staff, a scientific staff that can

(dollars in thousands, except share data)

assess the technical fit and estimate manufacturing economics and the business unit management to determine the strategic and business fit. The process to take a client’s project from the clinical trial stage to a commercial, approved therapeutic may take from two to ten years. The Company uses sales agents in those areas where direct sales efforts are not economical.

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

Research and Development

The Company’s research and development program is designed to increase the Company’s competitiveness by improving its technology and developing processes for the manufacture of new products to meet customer requirements. The goals are to introduce innovative products; improve manufacturing processes to reduce costs, improve quality and increase capacity; to identify market opportunities that warrant significant technical expertise, and offer the prospects of a long-term, profitable business relationship. Research and development activities are performed at most of the Company’s manufacturing facilities in both the United States and Europe. Approximately 130 employees are involved directly in research and development activities worldwide.

The Cambrex Center of Technical Excellence, a research and development organization located in The Technology Centre of New Jersey in North Brunswick, NJ, helps place the Company in a unique position to be a full-service resource for pharmaceutical and biotechnology companies throughout the drug development cycle.

The Company spent $21,190, $21,469 and $18,759 in 2006, 2005 and 2004, respectively, on research and development efforts.

Patents and Trademarks

The Company has patent protection in many of its product areas. In addition, the Company also relies on know-how and trade secrets (related to many of its manufacturing processes and techniques not generally known to other life sciences companies) for developing and maintaining its market position.

Worldwide, the Company currently owns approximately 150 granted/in-force patents which have various expiration dates, the latest of which is in 2029 and which cover selected items in each of the Company’s major product areas. In addition, the Company has applied for patents for various inventions and is in the process of preparing patent applications for other inventions.

(dollars in thousands, except share data)

The Company has trademarks registered in the United States and a number of other countries for use in connection with the Company’s products and business. The Company also holds common law trademark rights for several marks. The Company believes that many of its trademarks are generally recognized in its industry. Such trademarks include Poietics®, Clonetics®, MYCOAlert®, NuSieve®, Reliant®, Latitude®, PAGEr®, MetaPhor®, AccuGENE® and BioWhittaker®.

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

In the Human Health segment, the Company has two primary groups of competitors; those that produce generic active pharmaceutical ingredients and those that provide development and manufacturing services for branded active pharmaceutical ingredients and intermediates. For generic active pharmaceutical ingredients, there are approximately five primary competitors which are located in Europe. For competitors that provide custom development and manufacturing services for branded active pharmaceutical ingredients, there are approximately twenty competitors, six of which are large multinational companies that also produce fine chemicals. More recently, competitors from Asia have entered the market for larger volume active pharmaceutical ingredients. While there has been limited impact on the specific products the Company produces, it is expected that regulatory compliance, product quality and logistics will determine the long term impact of these competitors in the market. If the Company perceives significant competitive risk and a need for technical or financial commitment, it generally negotiates long term contracts or guarantees from its customers.

Environmental and Safety Regulations and Proceedings

General:  Certain products manufactured by the Company involve the use, storage and transportation of toxic and hazardous materials. The Company’s operations are subject to extensive international and domestic federal, state and local laws and regulations relating to the storage, handling, emission, transportation and discharge of materials into the environment and the maintenance of safe working conditions. The Company maintains environmental and industrial safety and health compliance programs at its plants and believes that its manufacturing operations are in compliance with all applicable safety, health and environmental laws.

The Company conducts detailed environmental due diligence on all acquisitions. The Company’s acquisitions were made with consideration of any known environmental conditions. Also, as with other companies engaged in our industry, risks of substantial costs and liabilities are inherent in certain plant operations and certain products produced at the Company’s plants. Additionally, prevailing legislation tends to hold companies primarily responsible for the proper disposal of their wastes even after transferal to third party waste disposal facilities. Moreover, other future developments, such as increasingly strict environmental, safety and health laws and regulations, and enforcement policies there under, could result in substantial costs and liabilities to the Company and could subject the Company’s handling, manufacture, use, reuse, or disposal of substances or pollutants at its plants to more

(dollars in thousands, except share data)

rigorous scrutiny than at present. Although the Company has no direct operations and conducts its business through subsidiaries, certain legal principles that provide the basis for the assertion against a parent company of liability for the actions of its subsidiaries may support the direct assertion against the Company of environmental liabilities of its subsidiaries.

Known environmental matters which may result in liabilities to the Company and the related estimates and accruals are summarized in Note 19 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

Present and Future Environmental Expenditures:  The Company’s policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations. The Company believes it is in compliance with such requirements and has adequate professional staff and systems in place to remain in compliance. In some cases, compliance can only be achieved by capital expenditures and the Company made capital expenditures of $2,823 in 2006, $2,152 in 2005, and $3,304 in 2004 for environmental projects. As the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related expenditures may increase. The Company considers costs for environmental compliance to be a normal cost of doing business and includes such costs in pricing decisions.

Item 1A	Risk Factors

Factors That May Affect Future Results

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. If any of the following risks occur, the Company’s business, financial condition, operating results and cash flows could be materially adversely effected. The risks and uncertainties described below are not the only ones the Company faces. Additionally, risks and uncertainties not presently known to the Company or that it currently deems immaterial also may impair its business, financial condition, operating results and cash flows in the future.

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

If we make acquisitions, we may experience difficulty integrating the businesses.

We continually explore and conduct discussions with many third parties regarding possible acquisitions. Our ability to continue to achieve our goals may depend upon our ability to effectively integrate such businesses, to achieve cost efficiencies and to manage these businesses as part of our company. However, we may experience difficulty integrating the merged companies. As a result of uncertainty following an acquisition and during the integration process, we could experience disruption in our business or employee base. There is also a risk that key employees of the combined company may seek employment elsewhere, including with competitors, or that valued employees may be lost upon the elimination of duplicate functions. If we are not able to successfully blend our products and technologies with the acquired business to create the advantages the acquisition was intended to create, it may effect our results of operations, our ability to develop and introduce new products and the market price

(dollars in thousands, except share data)

of our common stock. Furthermore, there may be overlap between our products, services or customers, and the combined company may create conflicts in relationships or other commitments detrimental to the integrated businesses.

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

Companies may discontinue or decrease their usage of our services.

We have observed increasing pressure on the part of our customers to reduce spending, including the use of our services, as a result of negative economic trends generally and in the pharmaceutical industry. These customers could discontinue or decrease their usage of our services, including as a result of an economic slowdown in the overall United States or foreign economies.

Competition and/or a reduction in demand for our products could reduce sales.

The markets for our products are competitive and price sensitive. Other suppliers have significant financial, operational, sales and marketing resources, and experience in research and development. These and other companies may have developed or could in the future develop new technologies that would compete with our products or render our products obsolete. In addition, demand for our products may weaken due to reduction in research and development budgets, loss of distributors or other factors.

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

Our failure to obtain new contracts or renewed contracts or cancellation of existing contracts may adversely affect our business.

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

Our operating results may unexpectedly fluctuate in future periods.

The Company’s revenue and operating results have fluctuated, and could continue to fluctuate, on a quarterly basis. The operating results for a particular quarter may be lower than expected as a result of a number of factors, including the timing of contracts; the delay or cancellation of a contract; the mix of services provided; seasonal slowdowns in different parts of the world; the timing of start-up expenses for new services and facilities; and changes in government regulations. Because a high percentage of the Company’s costs are relatively fixed in the short term (such as the cost of maintaining facilities and compensating employees), any one of these factors could

(dollars in thousands, except share data)

have a significant impact on the Company’s quarterly results. In some quarters, the Company’s revenue and operating results may fall below the expectations of securities analysts and investors due to any of the factors described above. In such event, the trading price of the Company’s common stock would likely decline, even if the decline in revenue did not have any long-term adverse implications for the Company’s business.

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

Any significant reduction in government regulation of the drug development process could have a material adverse effect on our business.

The manufacturing of pharmaceutical products are subject to extensive regulation by governmental authorities, including the FDA and comparable regulatory authorities in other countries. The Company’s business depends in part on strict government regulation of the drug development process. Legislation may be introduced and enacted from time to time to modify regulations administered by the FDA and governing the drug approval process. Any significant reduction in the scope of regulatory requirements or the introduction of simplified drug approval procedures could have a material adverse effect on the Company’s business.

Violations of cGMP and other government regulations could have a material adverse effect on our business.

All facilities and manufacturing techniques used for manufacturing of products for clinical use or for commercial sale in the United States must be operated in conformity with current Good Manufacturing Practices (“cGMP”) regulations as required by the FDA. The Company’s facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products. A finding that the Company had materially violated these requirements could result in regulatory sanctions, the loss of a customer contract, the disqualification of data for client submissions to regulatory authorities and/or a mandated closing of the Company’s facilities. Any such material violations would have a material adverse effect on the Company’s business.

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

Refer to Note 19 for a discussion of the Company’s environmental and legal matters.

Loss of key personnel could hurt our business.

The Company depends on a number of key executives. The loss of services of any of the Company’s key executives could have a material adverse effect on the Company’s business.

The Company also depends on its ability to attract and retain qualified scientific and technical employees. There can be no assurance the Company will be able to retain its existing scientific and technical employees, or to

(dollars in thousands, except share data)

attract and retain additional qualified employees. The Company’s inability to attract and retain qualified scientific and technical employees would have a material adverse effect on the Company’s business.

Potential product liability claims, errors and omissions claims in connection with services we perform and potential liability under indemnification agreements between us and our officers and directors could adversely effect our business.

The Company manufactures products intended for use by the public. These activities could expose the Company to risk of liability for personal injury or death to persons using such products, although the Company does not presently market or sell the products to end users. The Company seeks to reduce its potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client-to-client, and the performances of which are not secured), exclusion of services requiring diagnostic or other medical services, and insurance maintained by clients. The Company could be materially and adversely effected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if the Company’s liability exceeds the amount of applicable insurance or indemnity. In addition, the Company could be held liable for errors and omissions in connection with the services it performs. The Company currently maintains product liability and errors and omissions insurance with respect to these risks. There can be no assurance, however, that the Company’s insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to the Company.

The Company also indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a “Director and Officer” insurance policy that covers a portion of any potential exposure. The Company could be materially and adversely effected if it were required to pay damages or incur legal costs in connection with a claim above its insurance limits.

Assessments by various tax authorities may be materially different than we have provided for and we may experience significant volatility in our annual and quarterly effective tax rate.

As a matter of course, the Company is regularly audited by federal, state, and foreign tax authorities. From time to time, these audits result in proposed assessments. While the Company believes that it has adequately provided for any such assessments, future settlements may be materially different than we have provided.

In recent years, as described more fully in Note 9, the Company has recorded a valuation allowance against all net domestic deferred tax assets. Until such time as the Company’s domestic profitability is restored and considered by management to be sustainable for the foreseeable future, the Company will not record the income tax benefit or expense for domestic pre-tax losses and income respectively, and as such may experience significant volatility in its effective tax rate.

We have a significant amount of debt.

The Company had a $277,500 revolving credit facility of which $158,600 was outstanding at December 31, 2006 which was subsequently paid off and retired during the first quarter of 2007. See Note 21 for a discussion on the repayment of the credit facility. If the Company enters into a new credit facility and is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the credit facility, including from cash and cash equivalents on hand, we will be in default under the terms of the loan agreements and indentures under which we have outstanding debt securities.

Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways, including:

•	limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes;

(dollars in thousands, except share data)

•	limiting our flexibility in planning for, or reacting to, changes in our business;

•	placing us at a competitive disadvantage relative to our competitors who have lower levels of debt;

•	making us more vulnerable to a downturn in our business or the economy generally; and

•	requiring us to use a substantial portion of our cash to pay principal and interest on our debt, instead of contributing those funds to other purposes such as working capital and capital expenditures.

International unrest or foreign currency fluctuations could adversely effect our results.

Our international revenues, which include revenues from our non-U.S. subsidiaries and export sales from the U.S., represented 59% of our product revenues in 2006 and 2005. With the sale of the Bioproducts and Biopharma businesses, we expect that international revenues will account for an even larger percentage of our revenues for the foreseeable future.

There are a number of risks arising from our international business, including:

•	foreign currencies we receive for sales outside the U.S. could be subject to unfavorable exchange rates with the U.S. dollar and reduce the amount of revenue that we recognize;

•	the possibility that unfriendly nations or groups could boycott our products;

•	general economic and political conditions in the markets in which we operate;

•	potential increased costs associated with overlapping tax structures;

•	more limited protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	the difficulties of compliance with a wide variety of foreign laws and regulations;

•	longer accounts receivable cycles in certain foreign countries; and

•	import and export licensing requirements.

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

The market price of our common stock has been subject to volatility and, in the future, the market price of our common stock may fluctuate substantially due to a variety of factors, including:

•	quarterly fluctuations in our operating income and earnings per share results;

•	technological innovations or new product introductions by us or our competitors;

•	economic conditions;

•	disputes concerning patents or proprietary rights;

•	changes in earnings estimates and market growth rate projections by market research analysts;

•	sales of common stock by existing holders;

(dollars in thousands, except share data)

•	loss of key personnel;

•	securities class actions or other litigation; and

•	the Company’s ability to retain financing in order to pay special dividends.

The market price for our common stock may also be effected by our ability to meet analysts’ expectations. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.

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

The Company is also party to several environmental remediation investigations and cleanups and, along with other companies, has been named a “potential responsible party” for certain waste disposal sites. The Company has also retained the liabilities with respect to certain pre-closing environmental matters associated with the sale of the Rutherford Chemicals business.

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

If a third party claimed an intellectual property right to technology we use, we may need to discontinue an important product or product line, alter our products and processes, defend our right to use such technology in court or pay license fees. Although we may, under these circumstances, attempt to obtain a license to such intellectual property, we may not be able to do so on favorable terms, or at all. Additionally, if our products are found to infringe on a third party’s intellectual property, we may be required to pay damages for past infringement, and lose the ability to sell certain products or receive licensing revenues.

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

Employees

At December 31, 2006, the Company had 1,916 employees worldwide (801 of whom were from international operations) compared with 1,837 employees at December 31, 2005 and 1,742 at December 31, 2004.

Cambrex Karlskoga AB and Cambrex Profarmaco Milano S.r.l. production, administration, scientific and technical employees are represented by various local and national unions. The Company believes its labor relations are satisfactory.

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

Export and International Sales

The Company exports numerous products to various areas, principally Western Europe, Asia and Canada. Export sales from the Company’s domestic operations in 2006, 2005 and 2004 amounted to $43,872, $47,115 and $29,945, respectively. Sales from international operations were $221,769 in 2006, $197,511 in 2005, and $196,017 in 2004. Refer to Note 17 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

Available Information

This annual report on Form 10-K, the Company’s quarterly reports on Form 10-Q, the Company’s current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on the Company’s Internet website www.cambrex.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The most recent certifications by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Annual report on Form 10-K. Last year the Company filed with the New York Stock Exchange the Annual Chief Executive Officer Certification as required by Section 303A.12.(a) of the New York Stock Exchange Listed Company Manual.

Reports filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

The following corporate governance documents are available free of charge on the Company’s website: the charters of our Audit, Regulatory Affairs, Compensation and Governance Committees, our Corporate Governance

(dollars in thousands, except share data)

Guidelines and our Code of Business Conduct and Ethics. These corporate governance documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices. Information contained on our website is not part of this report. We will also post on our website any amendments to or waivers of our Code of Business Conduct and Ethics that relate to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

Item 1B	Unresolved Staff Comments

None.

Item 2  Properties.

Set forth below is information relating to the Company’s manufacturing facilities as of December 31, 2006:

Location	Acreage	Operating Subsidiary	Product Lines Manufactured

Charles City, IA	57 acres	Cambrex Charles City, Inc.	Active Pharmaceutical Ingredients, Pharmaceutical Intermediates, Imaging Chemicals, Animal Health Products and Fine Custom Chemicals
Karlskoga, Sweden	42 acres	Cambrex Karlskoga AB	Active Pharmaceutical Ingredients, Pharmaceutical Intermediates, Imaging Chemicals and Fine Custom Chemicals
Paullo (Milan), Italy	13 acres	Cambrex Profarmaco Milano S.r.l.	Active Pharmaceutical Ingredients
Walkersville, MD*	116 acres	Cambrex Bio Science Walkersville, Inc.	Cells and Media and Endotoxin Detection
Verviers, Belgium*	9 acres	Cambrex Bio Science Verviers Sprl	Cells and Media
Rockland, ME*	93 acres	Cambrex Bio Science Rockland, Inc.	Electrophoresis and Chromatography
Copenhagen, Denmark*	Leased	Cambrex Bio Science Copenhagen ApS	Electrophoresis and Chromatography
Baltimore, MD *	Leased	Cambrex Bio Science Baltimore, Inc.	Contract Biopharmaceutical Services
Hopkinton, MA*	Leased	Cambrex Bio Science Hopkinton, Inc.	Contract Biopharmaceutical Services
Saint-Beauzire, France*	Leased	Cambrex Bio Science Clermont Ferrand SAS	Microbial and GMO Detection Kits and BioAssay Products
Gaithersburg, MD*	Leased	Cambrex Bio Science Walkersville, Inc.	Poieticstm
Salisbury, MD*	Leased	Cambrex Bio Science Walkersville, Inc.	Endotoxin Detection

The Company also leases 42,000 square feet in North Brunswick, New Jersey for its Center of Technical Excellence, which has a 10 year term ending March 27, 2010. In addition, the Company owns a six acre site and buildings in North Haven, CT, and a three acre site in Carlstadt, New Jersey. The Company believes its facilities to be in good condition, well-maintained and adequate for its current needs.

Most of the Company’s products and services are provided from multi-purpose facilities. Each product has a unique requirement for equipment, and occupies such equipment for varying amounts of time. It is generally possible, with proper lead time and customer and regulatory approval (if required), to transfer the manufacturing of a particular product to another facility should capacity constraints dictate.

*These Bioproducts and Biopharma segment sites were sold on February 6, 2007. See Note 21 for more information regarding the sale of these businesses.

(dollars in thousands, except share data)

Item 3	Legal Proceedings

See “Environmental and Safety Regulations and Proceedings” under Item 1 and Note 19 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements with respect to various proceedings involving the Company in connection with environmental matters. The Company is party to a number of other proceedings also discussed in Note 19.

Item 4	Submission of Matters to a Vote of Security Holders

None

(dollars in thousands, except share data)

PART II

Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $.10 par value is listed on the New York Stock Exchange (NYSE) under the symbol CBM. The following table sets forth the closing high and low sales price of the common stock as reported on the NYSE:

2006	High	Low

First Quarter	$22.11	$18.52
Second Quarter	21.62	18.89
Third Quarter	22.76	19.78
Fourth Quarter	24.22	20.38

2005	High	Low

First Quarter	$26.22	$20.70
Second Quarter	21.20	17.51
Third Quarter	20.96	18.46
Fourth Quarter	19.41	16.88

As of February 20, 2007, the Company estimates that there were approximately 7,192 beneficial holders of the outstanding common stock of the Company.

The quarterly dividend on common stock was $0.03 for 2006 and 2005.

2006 Equity Compensation Table

The following table provides information as of December 31, 2006 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

	Column (a)	Column (b)	Column (c)
			Number of securities
			remaining for future
	Number of securities		issuance under
	to be issued upon	Weighted average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights	warrants and rights	in column (a))

Equity compensation plans approved by security holders	2,418,618	$28.12	507,385
Equity compensation plans not approved by security holders	344,775	$30.82	28,209

Total	2,763,393	$28.46	535,594

(dollars in thousands, except share data)

Comparison of Five-Year Cumulative Total Returns

The following graph compares the Company’s cumulative total stockholder return for a five-year period, with a performance indicator of the overall stock market, the S&P 500 Index, and the S&P 1500 Pharmaceutical and Biotechnology Index which the Company believes more closely reflects its current businesses. Prices are as of December 31 of the year indicated.

The Company’s commercial activities are focused on manufacturing and marketing to customers concentrated in the Life Sciences, including pharmaceutical chemicals and intermediates, and products in the Biosciences Industry. Although the Company’s products are diverse, making it difficult to select a comparative peer group, the Company believes that the S&P 1500 Pharmaceutical and Biotechnology Index is a good comparison group for the commercial activities on which it currently focuses. The S&P 1500 Pharmaceutical and Biotechnology Index comprises 46 companies as of December 31, 2006.

(dollars in thousands, except share data)

Item 6	Selected Financial Data

The following selected consolidated financial data of the Company for each of the years in the five year period ended December 31, 2006 are derived from the audited financial statements including all adjustments necessary for discontinued operations presentation. The consolidated financial statements of the Company as of December 31, 2006 and December 31, 2005 and for each of the years in the three year period ended December 31, 2006 and the report of independent registered public accounting firm thereon are included elsewhere in this annual report. On November 10, 2003, the Company completed the sale of the Rutherford Chemicals business. On October 27, 2006, the Company completed the sale of two businesses within the Human Health segment (See Note 20 to the consolidated financial statements). As a result, the Rutherford Chemicals business and the results for the two businesses sold in 2006 are being reported as discontinued operations for all periods presented. The data presented below should be read in conjunction with the financial statements of the Company and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Years Ended December 31,
	2006(1)	2005(2)	2004(3)	2003(4)	2002(5)

INCOME DATA:
Gross sales	$452,255	$414,761	$395,906	$366,891	$362,480
Net revenues	455,474	418,470	401,128	372,732	367,814
Gross profit	171,349	160,125	164,086	155,559	172,437
Selling, general and administrative	117,312	103,258	97,774	92,005	83,573
Research and development	21,190	21,469	18,759	16,247	14,966
Impairment and other charges	—	82,383	48,720	11,342	4,238
Operating profit/(loss)	32,847	(46,985)	(1,167)	35,965	69,660
Interest expense, net	13,917	9,786	9,339	10,223	10,145
Other expense, net	1,454	47	112	112	8,181
Income/(loss) before income taxes	17,476	(56,818)	(10,618)	25,630	51,334
Provision for income taxes	18,721	26,413	14,613	26,029	13,226
(Loss)/income from continuing operations	(1,245)	(83,231)	(25,231)	(399)	38,108
Loss from discontinued operations, net of tax	(28,627)	(27,227)	(1,639)	(53,664)	(4,699)
(Loss)/income before cumulative effect of a change in accounting principle	(29,872)	(110,458)	(26,870)	(54,063)	33,409
Cumulative effect of a change in accounting principle	(228)	—	—	—	—
Net (loss)/income	(30,100)	(110,458)	(26,870)	(54,063)	33,409
EARNINGS PER SHARE DATA:
(Loss)/earnings per common share (basic):
(Loss)/income from continuing operations	$(0.05)	$(3.15)	$(0.97)	$(0.02)	$1.47
Loss from discontinued operations, net of tax	$(1.06)	$(1.03)	$(0.06)	$(2.08)	$(0.18)
Cumulative effect of a change in accounting principle	$(0.01)	$—	$—	$—	$—

Net (loss)/income	$(1.12)	$(4.18)	$(1.03)	$(2.10)	$1.29
(Loss)/earnings per common share (diluted):
(Loss)/income from continuing operations	$(0.05)	$(3.15)	$(0.97)	$(0.02)	$1.44
Loss from discontinued operations, net of tax	$(1.06)	$(1.03)	$(0.06)	$(2.08)	$(0.18)
Cumulative effect of a change in accounting principle	$(0.01)	$—	$—	$—	$—

Net (loss)/income	$(1.12)	$(4.18)	$(1.03)	$(2.10)	$1.26
Weighted average shares outstanding:
Basic	26,816	26,456	26,094	25,775	25,954
Diluted	26,816	26,456	26,094	25,775	26,520

(dollars in thousands, except share data)

	Years Ended December 31,
	2006(1)	2005(2)	2004(3)	2003(4)	2002(5)

DIVIDENDS PER COMMON SHARE	$0.12	$0.12	$0.12	$0.12	$0.12
BALANCE SHEET DATA: (at end of period)
Working capital	$117,616	$139,207	$182,915	$138,458	$154,324
Total assets	606,376	612,472	791,985	778,503	835,283
Long-term obligations	162,371	186,819	226,187	212,369	265,945
Total stockholders’ equity	246,646	243,251	391,316	396,630	410,954

(1)	Loss from continuing operations include pre-tax charges of $8,607 within administrative expenses for the costs related to the evaluation of strategic alternatives to enhance shareholder value, $1,791 within research and development expenses due to the acquisition of Cutanogen, $1,475 for the write-down of an investment in equity securities within other expense, $5,272 within interest expense due to the pre-payment of a portion of the Company’s long-term debt and tax expense of $1,696 related to prior years returns included in the provision for income taxes. Discontinued operations include the loss on sale of the Cork and Landen businesses of $23,244, $200 related to a Rutherford Chemicals environmental reserve and a goodwill impairment charge of $2,092.

(2)	Loss from continuing operations include pre-tax charges for goodwill impairment of $67,950 and long-lived asset impairment charge of $14,433 in the Biopharma segment. Results also include pre-tax charges for executive severance of $4,223 and an increase in an environmental reserve of $1,300 recorded in operating expenses, and a tax benefit due to a favorable Swedish court decision of $3,329 and an increase in valuation allowances against domestic deferred tax assets totaling $16,926 within the provision for income taxes. Discontinued operations include goodwill impairment of $8,435 and long-lived asset impairment charge of $16,359 and a tax benefit related to the long-lived asset impairment of $1,673.

(3)	Loss from continuing operations include a pre-tax charge of $48,720 for goodwill impairment related to the Biopharma segment.

(4)	Loss from continuing operations include a pre-tax charge of $11,342 recorded in operating expenses for the settlement of certain class action lawsuits involving Mylan Laboratories and the establishment of valuation allowances against net domestic deferred tax assets totaling $21,487 within the provision for income taxes.

(5)	Income from continuing operations include a pre-tax charge of $4,238 for asset impairment and severance related to the closure of a small manufacturing facility and a $7,344 pre-tax charge for investment impairments recorded in other expense.
(dollars in thousands, except share data)

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company’s business consists of three segments — Bioproducts, Biopharma and Human Health. The Bioproducts segment consists of research products and services and therapeutic applications. The Biopharma segment consists of the Company’s biopharmaceutical process development and manufacturing business. The Human Health segment is primarily comprised of active pharmaceutical ingredients derived from organic chemistry and pharmaceutical intermediates.

As part of the process of evaluating strategic alternatives to enhance shareholder value, on October 27, 2006, the sale of the Cork and Landen businesses, within the Human Health segment, was completed and accordingly, these businesses are being reported as discontinued operations in all periods presented.

As part of the process of evaluating strategic alternatives to enhance shareholder value, on October 23, 2006, the Company entered into a definitive stock purchase agreement with Lonza Group AG for the sale of the businesses that comprise the Bioproducts and Biopharma segments (excluding certain liabilities) for total cash consideration of $460,000. This sale was completed on February 6, 2007. The results of these two segments are reported as continuing operations in all periods presented. The Company will begin reporting these segments as discontinued operations during the first quarter of 2007.

With the divestiture of the Bioproducts and Biopharma segments, Cambrex will focus its efforts towards expanding its Human Health business. Continued expansion of the custom development pipeline, increased sales of products based on proprietary technology, and higher demand for generic APIs contributed to the 5.9% sales increase in this segment. With one of the broadest portfolios of products and services in the API market, Human Health remains very profitable and represents a solid platform for future growth.

The following significant events occurred during 2006 which affected results from continuing operations:

•	A charge of approximately $8,600 recorded within administrative expenses for the costs related to the evaluation of strategic alternatives to enhance shareholder value.

•	A $5,272 charge recorded within interest expense due to the pre-payment of a portion of the Company’s long-term debt.

•	A $1,791 charge recorded within research and development expenses due to the acquisition of Cutanogen.

•	A $1,475 charge for the write-down of an investment in equity securities.

Sales in 2006 increased 9.0% to $452,255, including a 0.4% favorable impact resulting from foreign currency, from $414,761 in 2005 due to higher sales in all segments.

Gross margins in 2006 decreased to 37.9% from 38.6% in 2005 due to lower Human Health and Bioproducts margins resulting from increased production costs in the Human Health and Bioproducts segments and lower pricing within the Human Health segment, partially offset by higher margins in the Biopharma segment due to higher revenues. Foreign currency unfavorably impacted gross margin by 0.3% in 2006.

A pharmaceutical company with which a long-term sales contract is in effect that is scheduled to expire at the end of 2008, accounted for 12.3% of Human Health sales. The Company is currently in negotiations to extend this contract to 2013 which, if the Company elects to do so, will result in significantly lower profitability for sales under this arrangement in 2007 and 2008. There is no guarantee that this contract will be renewed.

The Company recorded tax expense of $18,721 in 2006 compared to $26,413 in 2005. The tax provisions in 2006 and 2005 are primarily affected by the non-recognition of tax benefits in the U.S. and certain foreign jurisdictions where losses are incurred and the Company records valuation allowances against the benefits, the recording of tax expense for profitable non-U.S. entities and agreed income tax audit adjustments in the U.S. and non U.S. entities.

(dollars in thousands, except share data)

The Company reported a loss from continuing operations of $1,245, or $0.05 per diluted share in 2006, compared to $83,231, or $3.15 per diluted share, in 2005.

Critical Accounting Policies

The Company’s critical accounting policies are those that require the most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on other various assumptions that are deemed reasonable by management under each applicable circumstance. Actual results or amounts could differ from estimates and the differences could have a material impact on the consolidated financial statements. A discussion of the Company’s critical accounting policies, the underlying judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions, is as follows:

Revenue Recognition

Revenues in the Bioproducts and Human Health segments are generally recognized when title to products and risk of loss are transferred to customers. Certain contracts in the Bioproducts and Biopharma segments are based on time and materials and revenue for these contracts is recognized as services are performed. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations.

The Company has certain contracts that contain multiple deliverables, principally in the Biopharma and Bioproducts segments. These deliverables often include process development services and commercial production and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

For contracts that contain milestone-based payments, the Company recognizes revenue using the proportional performance method based on the percentage of costs incurred relative to the total costs estimated to be incurred to complete the contract. Revenue recognition computed under this methodology is compared to the amount of non-refundable cash payments received or contractually receivable at the reporting date and the lesser of the two amounts is recognized as revenue at each reporting date.

The proportional performance methodology applied by the Company, utilizes an input based measure, specifically labor costs, to determine proportional performance because the Company believes the use of an input measure is a reasonable surrogate of proportional performance compared to an output based measure, such as milestones.

Amounts billed in advance are recorded as deferred revenue on the balance sheet. Since payments received are non-refundable, the termination of a contract by a customer prior to its completion could result in an immediate recognition of deferred revenue relating to payments already received not previously recognized as revenue.

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

Asset Valuations and Review for Potential Impairments

The review of long-lived assets, principally fixed assets and other amortizable intangibles, requires the Company to estimate the undiscounted future cash flows generated from these assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. If undiscounted cash flows are less than carrying value, the long-lived assets are written down to fair value.

(dollars in thousands, except share data)

The review of the carrying value of goodwill and indefinite lived intangibles is done annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable utilizing a two-step process. In the first step, the fair value of the reporting units is determined using a discounted cash flow model and compared to the carrying value. If such analysis indicates that impairment may exist, the Company then estimates the fair value of the other assets and liabilities utilizing appraisals and discounted cash flow analyses to calculate an impairment charge.

The determination of fair value is judgmental in nature and involves the use of significant estimates and assumptions, including projected future cash flows primarily based on operating plans, discount rates, determination of appropriate market comparables and perpetual growth rates. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge.

Environmental and Litigation Contingencies

The Company periodically assesses the potential liabilities related to any lawsuits or claims brought against us. See Note 19 in the accompanying financial statements for a discussion of our current environmental and litigation matters, reserves recorded and our position with respect to any related uncertainties. While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that the Company will incur an expense related to a settlement for such matters and whether a reasonable estimation of such probable loss, if any, can be made. If probable and estimable, the Company accrues for the costs of clean-up, settlements and legal fees. If the aggregate amount of the liability and the timing of the payment is fixed or reasonably determinable, the Company discounts the amount to reflect the time value of money. Given the inherent uncertainty related to the eventual outcome of litigation and environmental matters, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions that the Company may have made with respect to their resolution.

Income Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment that it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. The Company’s valuation allowances primarily relate to net operating loss carryforwards, foreign tax credits, and alternative minimum tax credits in the U.S., where profitability is uncertain and net operating loss carryforwards in certain state and foreign jurisdictions with little or no history of generating taxable income or where future profitability is uncertain.

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

(dollars in thousands, except share data)

Results of Operations

The following tables show the gross sales of the Company’s three segments, in dollars and as a percentage of the Company’s total gross sales for the years ended December 31, 2006, 2005 and 2004, as well as the gross profit by product segment for 2006 and 2005.

	Years Ended December 31,
	2006	2005	2004

Gross Sales
Bioproducts	$163,119	$149,498	$136,108
Biopharma	52,477	41,698	43,270
Human Health	236,659	223,565	216,528

Total Gross Sales	$452,255	$414,761	$395,906

Total Net Revenues	$455,474	$418,470	$401,128

Total Gross Profit	$171,349	$160,125	$164,086

Gross Sales Distribution
Bioproducts	36.1%	36.0%	34.4%
Biopharma	11.6	10.1	10.9
Human Health	52.3	53.9	54.7

Total Gross Sales Distribution	100.0%	100.0%	100.0%

2006-2005 Gross Sales & Gross Profit by Product Segment

	2006			2005
	Gross	Gross	Gross	Gross	Gross	Gross
	Sales	Profit	Profit %	Sales	Profit	Profit %

Bioproducts	$163,119	$84,350	51.7%	$149,498	$77,908	52.1%
Biopharma	52,477	3,236	6.2	41,698	(3,811)	(9.1)
Human Health	236,659	83,763	35.4	223,565	86,028	38.5

Total	$452,255	$171,349	37.9%	$414,761	$160,125	38.6%

2006 Compared to 2005

Gross sales for 2006 increased 9.0% to $452,255 from $414,761 in 2005. Sales in all segments increased compared to 2005. Gross sales were favorably impacted 0.4% due to exchange rates reflecting weakness in the U.S. dollar primarily versus the Euro and Swedish Krona.

Gross profit in 2006 was $171,349 compared to $160,125 in 2005. Gross margins in 2006 decreased to 37.9% from 38.6% in 2005. The reduced gross margins percentage reflects lower margins in the Human Health and Bioproducts segments partially offset by higher margins in the Biopharma segment.

(dollars in thousands, except share data)

The following table shows gross sales by geographic area for the years ended December 31, 2006 and 2005:

	2006	2005

North America	$222,058	$196,970
Europe	202,261	191,155
Asia	17,963	17,958
Other	9,973	8,678

Total	$452,255	$414,761

The Bioproducts Segment gross sales in 2006 of $163,119 were $13,621 or 9.1% above 2005. Bioproducts sales were favorably impacted 0.4% due to exchange rates reflecting a weaker U.S. dollar. The increased sales, before the impact of foreign currency, are primarily due to higher sales in both the research products and therapeutics applications categories including cell therapy, rapid microbial detection, cell biology, and molecular biology due to stronger demand, higher pricing and the addition of new customers.

Bioproducts gross margins decreased to 51.7% in 2006 from 52.1% in 2005. The reduced margins are due primarily to increased production costs partially offset by higher sales volume, increased pricing in most product categories and a favorable impact due to exchange rates.

The Biopharma Segment gross sales in 2006 of $52,477 were $10,779 or 25.9% above 2005 reflecting higher suite and process development revenues partially offset by lower labor fees and reimbursed material revenue. Foreign currency had no impact on Biopharma sales.

Biopharma gross margins increased to 6.2% in 2006 from (9.1%) in 2005. The improved margins are due primarily to higher revenues partially offset by higher production costs.

The Human Health Segment gross sales in 2006 of $236,659 increased $13,094 or 5.9% above 2005. Human Health sales were favorably impacted 0.5% due to exchange rates reflecting a weaker U.S. dollar. The increase in sales is due mainly to stronger demand for certain central nervous system and cardiovascular APIs, nicotine polacrilex resin (used in smoking cessation products) and higher sales of a diuretic API. These sales were partially offset by lower sales of a gastrointestinal API, feed additives and a pharmaceutical intermediate used for end-stage kidney treatment. Increasing pricing pressures on APIs also negatively impacted sales.

Human Health gross margins decreased to 35.4% in 2006 from 38.5% in 2005. The reduced margins are due primarily to higher production costs, lower pricing on certain APIs, and unfavorable impact of foreign currency partially offset by increased sales volume and favorable product mix.

Selling, general and administrative (“SG&A”) expenses of $117,312 or 25.9% of gross sales in 2006 increased from $103,258 or 24.9% in 2005. Administrative expenses increased primarily due to costs associated with the strategic alternative process, higher legal and audit fees, higher valuation of stock appreciation rights and the expensing of stock options partially offset by lower personnel costs.

Research and development expenses of $21,190 were 4.7% of gross sales in 2006, compared to $21,469 or 5.2% of gross sales in 2005. The decrease primarily reflects a reduction of Corporate personnel and lower labor costs partially offset by Cutanogen in process research and development costs of $1,791.

Operating profit in 2006 was $32,847 compared to a loss of $46,985 in 2005. The 2006 results include strategic alternative costs of approximately $8,600 and Cutanogen in process research and development costs of $1,791. The 2005 results reflect impairment charges of $82,383, a charge for executive severance of $4,223 and a $1,300 charge for an environmental remediation reserve at a former site. Excluding these charges, operating profit would have increased from 2005 by $2,324 but decreased 0.3% as a percentage of sales resulting from lower gross margins in the Human Health and Bioproducts segments.

Net interest expense of $13,917 in 2006 increased $4,131 from 2005. The Company incurred costs of $5,272 associated with the prepayment of debt in 2006. Excluding this charge, net interest expense would have decreased

(dollars in thousands, except share data)

$1,141 primarily reflecting lower average debt partially offset by higher interest rates. The average interest rate was 5.8% and 5.5% in 2006 and 2005, respectively.

The Company recorded tax expense of $18,721 in 2006 compared to $26,413 in 2005. The tax expense for 2006 includes a $12,147 valuation allowance to offset benefits generated from U.S. tax losses and tax credits and losses in certain non-U.S. jurisdictions. These valuation allowances result from the Company’s recent history of domestic and certain foreign losses and its short-term projections for losses from continuing operations in the relative jurisdictions. Since 2003, the Company has maintained a full valuation allowance on the tax benefits arising from domestic pre-tax losses.

The Company recorded tax expense of $26,413 in 2005. The tax expense for 2005 includes a $16,926 valuation allowance to write down the carrying value of certain U.S. tax assets that had been previously preserved by tax strategies. This valuation allowance results from the Company’s recent history of domestic losses and its short-term projections for continued domestic losses.

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

Loss from continuing operations in 2006 was $1,245, or $0.05 per diluted share, versus $83,231, or $3.15 per diluted share in 2005.

2005 Compared to 2004

Gross sales for 2005 increased 4.8% to $414,761 from $395,906 in 2004. Sales in the Bioproducts and Human Health segments increased compared to 2004, more than offsetting the decrease in the Biopharma segment. Gross sales were unfavorably impacted 0.5% due to exchange rates reflecting strength in the U.S. dollar primarily versus the Euro and Swedish Krona.

Gross profit in 2005 was $160,125 compared to $164,086 in 2004. Gross margin in 2005 decreased to 38.6% from 41.4% in 2004, reflecting lower margins in all segments.

The following table shows gross sales by geographic area for the years ended December 31, 2005 and 2004:

	2005	2004

North America	$196,970	$205,749
Europe	191,155	164,228
Asia	17,958	17,493
Other	8,678	8,436

Total	$414,761	$395,906

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

(dollars in thousands, except share data)

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

The Human Health Segment gross sales in 2005 of $223,565 increased $7,037 or 3.2% above 2004. Human Health sales were unfavorably impacted 0.8% due to exchange rates reflecting a stronger U.S. dollar. The increase in sales is due mainly to stronger demand of a gastrointestinal API, nicotine polacrilex resin (used in smoking cessation products), a pharmaceutical intermediate used for end-stage kidney treatment and higher sales of a diuretic API. These sales were partially offset by lower sales of certain central nervous system and cardiovascular APIs due to increasing competition resulting in lower volumes sold and lower sales of a gastrointestinal API and crop additive.

Human Health gross margins decreased to 38.5% in 2005 from 38.9% in 2004 due primarily to higher production costs, lower pricing on certain APIs, and unfavorable impact of foreign currency partially offset by favorable product mix and increased sales volume.

Selling, general and administrative expenses of $103,258 or 24.9% of gross sales in 2005 increased from $97,774 or 24.7% in 2004. Sales and marketing expenses increased primarily due to additional sales and marketing personnel within the Bioproducts segment. Higher administrative costs are primarily due to executive severance, increased personnel and higher environmental costs related to a former site, partially offset by lower valuation of stock appreciation rights and legal expenses.

Research and development expenses of $21,469 were 5.2% of gross sales in 2005, compared to $18,759 or 4.7% of gross sales in 2004. The increase primarily reflects investments in new product technologies for pathogen testing and higher custom development costs.

During the fourth quarter of 2005 the Company performed an impairment assessment of long-lived assets, which includes amortizable intangible assets as well as property, plant and equipment. As a result of lower long- term profitability projections, the Company determined that the sum of the undiscounted expected future operating cash flows were less than the carrying value of the related assets. The Company recorded an impairment charge for long-lived assets in the fourth quarter of $14,433 in the Biopharma segment to write-down these assets to their fair value as determined primarily based on appraisals. During the performance of the annual goodwill impairment test in the fourth quarter of 2005, the Company determined that the goodwill of two reporting units was impaired utilizing the steps as outlined in Critical Accounting Policies, “Asset Valuations and Review for Potential Impairments.” The goodwill impairment charge recorded in the fourth quarter of 2005 was $67,950. The goodwill impairment charge is primarily due to lower long term profitability projections due to current market factors. In the third quarter of 2004, the Company recorded an impairment charge of $48,720 to reduce the carrying value of goodwill in the Biopharma segment.

Operating loss in 2005 was $46,985 compared to $1,167 in 2004. The results reflect lower gross margins in all segments and higher operating expenses. In addition to the impairment charges, 2005 results include a charge for executive severance of $4,223 and a $1,300 charge for an environmental remediation reserve at a former site. The 2004 results include the $48,720 charge for the goodwill impairment discussed above and $2,863 of income due to early termination of a Bioproducts customer contract.

Net interest expense of $9,786 in 2005 increased $447 from 2004 mainly due to higher interest income in 2004 reflecting higher cash balances accumulating interest. Average debt balance, year over year, was slightly lower in 2005, while the average interest rate was 5.5% in 2005 and 2004.

(dollars in thousands, except share data)

The Company recorded tax expense of $26,413 in 2005 compared to $14,613 in 2004. The tax expense for 2005 includes a $16,926 valuation allowance to write down the carrying value of certain U.S. tax assets that had been previously preserved by tax strategies. This valuation allowance results from the Company’s recent history of domestic losses and its short-term projections for continued domestic losses. Since 2003, the Company has maintained a full valuation allowance on the tax benefits arising from domestic pre-tax losses. The majority of the 2004 tax expense represents taxes on international profits.

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

Loss from continuing operations in 2005 was $83,231 or $3.15 per diluted share, versus $25,231, or $0.97 per diluted share in 2004.

Liquidity and Capital Resources

During 2006 cash and cash equivalents on hand decreased $11,596 to $33,746. The weaker U.S. dollar favorably impacted the translated cash balances by $3,629. During 2006, the Company generated cash flows from operations totaling $34,720, a decrease of $7,715 versus the same period a year ago. The decrease in cash flows generated from operations in 2006 versus 2005 is due primarily to the timing of tax payments in 2006 compared to 2005.

During 2005, the Company repatriated approximately $92,000 as a dividend from its foreign subsidiaries pursuant to the American Jobs Creation Act of 2004, approximately $36,000 drawn from the Company’s European-based credit facility, and the balance from foreign subsidiary cash on hand.

Cash flows used in investing activities in 2006 of $41,254 primarily include capital expenditures of $38,239 and acquired in-process research and development of $1,392. Capital expenditures for 2006 and 2005 primarily consisted of capital improvements to existing facilities and a purification lab and new warehouse at a Human Health facility.

Cash flows used in financing activities in 2006 of $8,691 include a net reduction of debt of $26,678 and dividends paid of $3,210 partially offset by proceeds from stock options exercised of $21,310. In 2005 the Company had a net reduction of debt of $39,210 and paid dividends of $3,176 which was partially offset by proceeds from stock options exercised of $3,906.

In October 2005, the Company entered into a $277,500 five-year Syndicated Senior Revolving Credit Facility (“5-Year Agreement”), which expires in October 2010.

The 5-Year Agreement allows the Company to choose among various interest rate options and to specify the portion of the borrowing to be covered by specific interest rates. Under the 5-Year Agreement the interest rate options available to the Company are the following: (i) LIBOR plus an applicable margin that ranges from .475% to .85%, (ii) higher of U.S. Prime Rate or Federal Funds Rate plus .5% or (iii) Money Market rate as quoted by the Administrative Agent of the Agreement. The applicable margin is based upon the ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the 5-Year Agreement, “Leverage Rates”). The Company also pays a facility fee between .15% to .275% on the entire credit facility which is based upon the leverage ratio. The 5-Year Agreement is subject to financial covenants

(dollars in thousands, except share data)

requiring the Company to maintain certain levels of interest coverage ratio, leverage ratios and limitations on indebtedness. The Company complied with all covenants in this 5-Year Agreement during 2006.

The 5-Year Agreement is collateralized by dividend and distribution rights associated with a pledge of a portion of stock that the Company owns in a foreign holding company. This foreign holding company owns a majority of the Company’s non-U.S. operating subsidiaries.

As of December 31, 2006, there was $158,600 outstanding and $118,900 undrawn under the 5-Year Agreement. Of the undrawn amount, $102,923 was available to be borrowed as of December 31, 2006 due to limits established in the 5-Year Agreement.

The 2006 and 2005 weighted average interest rate for long-term bank debt was 5.8% and 5.5%, respectively.

Contractual Obligations

At December 31, 2006, our contractual obligations with initial or remaining terms in excess of one year were as follows:

	Total	2007	2008	2009	2010	2011+

Long term debt, including capital leases	$163,871	$1,500	$1,674	$1,823	$158,874	$—
Interest on debt	40,485	10,528	10,360	10,315	8,643	639
Operating leases	20,777	4,968	4,392	4,080	2,925	4,412
Purchase obligations	15,779	10,708	1,724	1,349	999	999
Mylan settlement	3,200	1,600	1,600	—	—	—

Contractual cash obligations	$244,112	$29,304	$19,750	$17,567	$171,441	$6,050

In addition to the contractual obligations listed above, the Company expects to contribute approximately $5,647 in cash to its two U.S. defined-benefit pension plans and $434 in cash to its international pension plans in 2007.

See Notes 10, 11, 18 and 21 for additional information regarding our debt and other commitments.

On October 23, 2006, the Company entered into a definitive stock purchase agreement with Lonza Group AG for the sale of the businesses that comprise the Bioproducts and Biopharma segments (excluding certain liabilities) for total cash consideration of $460,000. The sale was completed on February 6, 2007 and the Company repaid the outstanding debt and retired the 5-Year Agreement. Assuming financing can be arranged under favorable terms at anticipated levels, the Company expects to distribute $13.50 to $14.50 per share as a special dividend to shareholders subsequent to arranging the financing.

Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements. A key to our access to liquidity is the maintenance of our long-term credit ratings and ability to meet debt covenants to maintain certain levels of an interest coverage ratio and leverage ratio. The Company met all covenants related to the 5-Year Agreement during 2006. As discussed in Note 21, the Company completed the sale of the businesses that comprise the Bioproducts and Biopharma segments on February 6, 2007 for total consideration of $460,000 and repaid the outstanding debt and retired the 5-Year Agreement.

Our forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, as well as other factors. See the Risk Factors section of this document for further explanation of factors that may negatively impact our cash flows. Any change in the current status of these factors could adversely impact the Company’s ability to fund operating cash flow requirements.

(dollars in thousands, except share data)

In connection with the sale of the Bioproducts and Biopharma businesses in February 2007, the Company will utilize domestic NOL’s and foreign tax credits for which a full valuation allowance was provided for at December 31, 2006. The NOL’s and foreign tax credits will be utilized to reduce significantly all the domestic tax on this transaction. Additionally it is anticipated that any U.S. income tax related to the distribution from non-U.S. Bioproducts entities repatriated subsequent to sale of those entities in first quarter 2007 will be offset by foreign tax credits.

Market Risks

In the normal course of business, the Company uses a variety of techniques and instruments, including derivatives, as part of its overall risk management strategy to lower its exposure to market risks arising from adverse changes in interest rates and foreign currency exchange rates.

Currency Risk Management

The Company’s primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by international operations which are primarily denominated in the U.S. dollar, Euro and Swedish krona. The Company currently uses foreign currency exchange forward contracts to mitigate the effect of short-term foreign exchange rate movements on the Company’s operating results. The notional amount of these contracts as of December 31, 2006 was $14,255. Unrealized foreign exchange contract losses do not subject the Company’s actual results to risk as gains or losses on these contracts are undertaken to offset gains or losses on the transactions that are hedged.

With respect to the contracts outstanding at December 31, 2006, a 10% fluctuation of the local currency over a one-year period would cause $1,384 pre-tax earnings to be at risk. This is based on the notional amount of the contracts, adjusted for unrealized gains and losses, of $13,841. These calculations do not include the impact of exchange gains or losses on the underlying positions that would offset the gains and losses of the derivative instruments.

Interest Rate Management

As of December 31, 2006, the Company had borrowings of $158,600 that were based on short-term variable interest rates in the 5-Year Agreement.

Contingencies

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. The Company continually assesses all known facts and circumstances as they pertain to all legal and environmental matters and evaluates the need for reserves and disclosures as deemed necessary based on these facts and circumstances and as such facts and circumstances develop. These matters, either individually or in the aggregate, could have a material adverse effect on the Company’s financial condition, operating results and cash flows in a future reporting period.

Environmental

In connection with laws and regulations pertaining to the protection of the environment, the Company and/or its subsidiaries is a party to several environmental proceedings and remediation investigations and cleanups and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites (“Superfund sites”). Additionally, as discussed in the “Sale of Rutherford Chemicals” section of this Note, the Company has retained the liability for certain environmental proceedings, associated with the Rutherford Chemicals business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company.

The resolution of such matters often spans several years and frequently involves regulatory oversight or adjudication.

(dollars in thousands, except share data)

Additionally, many remediation requirements are not fixed and are likely to be affected by future technological, site, and regulatory developments. Consequently, the ultimate extent of liabilities with respect to such matters, as well as the timing of cash disbursements cannot be determined with certainty.

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company’s current and former operating sites. These accruals were $4,862 and $3,353 at December 31, 2006 and December 31, 2005, respectively. The increase in the accrual is primarily due to an increase in the reserve for several of the Company’s former operating sites of $1,252, an increase in the reserve at a Company subsidiary with an offsetting receivable recorded in Other Assets of $887 and currency fluctuation of $119, partially offset by payments of $749. Based upon currently available information and analysis, the Company’s current accrual represents management’s best estimate of the probable and estimable costs associated with environmental proceedings including amounts for legal and investigation fees where remediation costs may not be estimable at the reporting date.

As a result of the sale of the Bayonne, New Jersey facility (see “Sale of Rutherford Chemicals” section of this Note), an obligation to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act was triggered and the Company has retained the responsibility for such obligation. The Company completed a preliminary assessment of the site and submitted the preliminary assessment to the New Jersey Department of Environmental Protection (“NJDEP”). The preliminary assessment identified potential areas of concern based on historical operations and sampling of such areas commenced. The Company has completed a second phase of sampling and determined that a third phase of sampling is necessary to determine the extent of contamination and any necessary remediation. The results of the completed and proposed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company’s future liability for remediation costs, if required. The Company submitted its plan for the third phase of sampling to the NJDEP during the fourth quarter of 2005. The sampling will commence upon approval of the sampling plan. During 2006 the Company increased reserves by $235 to cover currently anticipated investigation and minimum remediation costs related to the site.

In March 2000, the Company completed the acquisition of the Cambrex Profarmaco Landen facility in Belgium. At the time of acquisition, Cambrex was aware of certain site contamination and recorded a reserve for the estimated costs of remediation. As discussed in Note 20, in October 2006, the Company completed the sale of the Landen facility and the obligation related to the remediation of this site transferred to the new owner with the sale.

The Company’s Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. Prior to the acquisition by the Company, the operations were moved to another location and thereafter Cambrex purchased the business. In 1997, Cosan entered into an Administrative Consent Order with the NJDEP. Under the Administrative Consent Order, Cosan was required to complete an investigation of the extent of the contamination related to the Clifton site and conduct remediation as may be necessary. During the third quarter of 2005, the Company completed the investigation related to the Clifton site, which extends to adjacent properties. The results of the investigation caused the Company to increase its related reserves by $1,300 in 2005 based on the proposed remedial action plan. The Company submitted the results of the investigation and proposed remedial action plan to the NJDEP. In late 2006, the NJDEP requested that an additional investigation be conducted at the site. The Company expects to complete such additional work during the next several months.

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

In March 2006, the Company received notice from the USEPA that two former operating subsidiaries are considered PRPs at the Berry’s Creek Superfund Site, Bergen County, New Jersey. The operating companies are among many other PRPs that were listed in the notice. Pursuant to the notice, the PRPs have been asked to perform a

(dollars in thousands, except share data)

remedial investigation and feasibility study of the Berry’s Creek Site. The Company has met with the other PRPs. Both operating companies joined the groups of PRPs and filed a joint response to the USEPA agreeing to jointly negotiate to conduct or fund (along with other PRPs) an appropriate remedial investigation and feasibility study of the Berry’s Creek Site. At this time it is too early to predict the extent of any liabilities. However, reserves have been established to cover anticipated initial costs related to the site.

The Company is involved in other matters where the range of liability is not reasonably estimable at this time and it is not determinable when information will become available to provide a basis for recording an accrual, should an accrual ultimately be required.

Litigation and Other Matters

Mylan Laboratories

In 1998 the Company and its subsidiary Profarmaco S.r.l. (currently known as Cambrex Profarmaco Milano S.r.l.”) (“Profarmaco”) were named as defendants (along with Mylan Laboratories, Inc. (“Mylan”) and Gyma Laboratories of America, Inc., Profarmaco’s distributor in the United States) in a proceeding instituted by the Federal Trade Commission (“FTC”) in the United States District Court for the District of Columbia (the “District Court”). Suits were also commenced by several State Attorneys’ General. The suits alleged violations of the Federal Trade Commission Act arising from exclusive license agreements between Profarmaco and Mylan covering two APIs. The FTC and Attorneys’ General suits were settled in February 2001, with Mylan (on its own behalf and on behalf of Profarmaco and Cambrex) agreeing to pay over $140,000 and with Mylan, Profarmaco and Cambrex agreeing to monitor certain future conduct.

The same parties including the Company and Profarmaco have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of the APIs in generic form, making allegations similar to those raised in the FTC’s complaint and seeking various forms of relief including treble damages.

In April 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. In accordance with the agreement $9,215 has been paid through December 31, 2006, with the remaining $3,200 to be paid over the next two years.

Vitamin B-3

In May 1998, the Company’s subsidiary, Nepera, which formerly operated the Harriman facility and manufactured and sold niacinamide (“Vitamin B-3”), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. In 2000, Nepera reached agreement with the Government as to its alleged role in Vitamin B-3 violations from 1992 to 1995. The Canadian government claimed similar violations. All government suits in the U.S. and Canada have been concluded.

Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3. The actions seek injunctive relief and unspecified but substantial damages. All cases have been settled within established reserve amounts.

Settlement documents are expected to be finalized and payments are expected to be made during the next several months. The balance of the reserves recorded within accrued liabilities related to this matter was $1,582 as of December 31, 2006.

(dollars in thousands, except share data)

Sale of Rutherford Chemicals

The Company completed the sale of its Rutherford Chemicals business in November 2003. Under the agreement for the sale (“Purchase Agreement”), the Company provided standard representations and warranties and included various covenants concerning the business, operations, liabilities and financial condition of the Rutherford Chemicals business (“Rutherford Business”). Most of such representations and warranties survived for a period of thirty days after the preparation of the audited financial statements for year-end 2004 by the purchasers of the Rutherford Business (“Buyers”). Therefore, claims for breaches of such representations had to be brought during such time frame. Certain specified representations, warranties and covenants, such as those relating to employee benefit matters and certain environmental matters, survive for longer periods and claims under such representations, warranties and covenants could be brought during such longer periods. Under the Purchase Agreement, the Company has indemnified the Buyer for breaches of representations, warranties and covenants. Indemnifications for certain but not all representations and warranties are subject to a deductible of $750 and a cap at 25 percent of the purchase price.

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

In September 2005, the Company received a request for indemnity (“September Notice”) from the Buyers related to an arbitration claim filed by a Rutherford Business customer (“Customer”). The arbitration claim arises from a claimed breach of a supply agreement that was assigned to and assumed by the Buyers pursuant to the Purchase Agreement. Thereafter, the Company was also served with an arbitration claim by the Customer related to the same matter. In the arbitration claim, the Customer claims $30,000 in damages arising from Buyers’ breach of the supply agreement. The Buyers have now settled the Customer arbitration claim for $1,500. The Buyers claim that the September Notice amends the earlier claims that they filed in March and April 2005, as discussed above, and that the Customer’s claimed breach of the supply agreement should be treated as part of a breach of a representation, warranty or covenant set forth in the earlier notices. The supply agreement was assigned to and assumed by the Buyers, and the Company has now been dismissed from the Customer’s arbitration claim. In October 2005, the Company rejected the Buyers’ claim for indemnity under the September Notice in its entirety.

In October 2005, the Company received a notice from the Buyers (“October Notice”) that summarized the claims previously received in March and April 2005, and included the Buyers’ response to the Company’s April and May rejection of the earlier notices. The October Notice also set forth additional claims for environmental matters related to the Rutherford Business that relate to environmental matters at each of the five operating sites sold

(dollars in thousands, except share data)

pursuant to the Purchase Agreement. In December 2005, the Buyers added two additional environmental claims related to the former operating sites (“December Notices”). The Company has now responded to the October and December Notices disputing the environmental claims on various grounds, including that the Company believes most claims relate to Buyers’ obligations under the Purchase Agreement. The Company also requested additional information because some environmental claims may be covered by sections of the Purchase Agreement where the parties share liability concerning such matters.

In April 2006, the Company received a summons and complaint (the “Complaint”) from the Buyers, which was filed in the Supreme Court of the State of New York, County of New York. The Complaint seeks indemnification, declaratory and injunctive relief for alleged (i) breaches of representations, warranties and covenants covering each of the former operating sites related to facility structures, utilities and equipment included in the March, April and October Notices mentioned above and the allegedly related breach of the Customer Supply Agreement arising from a breach of warranty at the Harriman facility included in the September Notice mentioned above (collectively “Equipment Matters”); and (ii) claims related to environmental matters at each of the five operating locations, most of which related to the former Harriman location included in the October Notice and December Notices mentioned above (collectively “Environmental Matters”).

The Company continues its evaluation of Buyers’ allegations and intends to defend itself against these claims vigorously. The Company continues to believe that the Equipment Matters are without merit. Further, the Company continues to believe that based on current information the majority of the Environmental Matters are either the Buyers’ responsibility or without merit and the remaining are otherwise not reasonably estimable at this time. As such, the Company has recorded no reserves for this matter.

Class Action Matter

In October 2003, the Company was notified of a securities class action lawsuit filed against Cambrex and five former and current Company officers. Five class action suits were filed with the New Jersey Federal District Court (the “Court”). Discovery in this matter is proceeding. In January 2004, the Court consolidated the cases, designated the lead plaintiff and selected counsel to represent the class. An amended complaint was filed in March 2004. The lawsuit has been brought as a class action in the names of purchasers of the Company’s common stock from October 21, 1998 through July 25, 2003. The complaint alleges that the Company failed to disclose in a timely fashion the January 2003 accounting restatement and subsequent SEC investigation, as well as the loss of a significant contract at the Baltimore facility.

The Company filed a Motion to Dismiss in May 2004. Thereafter, the plaintiff filed a reply brief. In October 2005, the Court denied the Company’s Motion to Dismiss against the Company and two current Company officers. The Company has reached its deductible under its insurance policy and further costs, expenses and any settlement is expected to be paid by the Company’s insurers. The Company continues to believe that the complaints are without merit and will vigorously defend against them. As such, the Company has recorded no reserves related to this matter.

Securities and Exchange Commission

The SEC is currently conducting an investigation into the Company’s inter-company accounting procedures from the period 1997 through 2001. The investigation began in the first half of 2003 after the Company voluntarily disclosed certain matters related to inter-company accounts for the five-year period ending December 31, 2001 that resulted in the restatement of the Company’s financial statements for those years. To the Company’s knowledge, the investigation is limited to this inter-company accounting matter, and the Company does not expect further revisions to its historical financial statements relating to these issues. The Company is fully cooperating with the SEC.

Baltimore Litigation

In 2001, the Company acquired the biopharmaceutical manufacturing business in Baltimore (the “Baltimore Business”). The sellers of the Baltimore Business filed suit against the Company alleging that the Company made

(dollars in thousands, except share data)

false representations during the negotiations on which the sellers relied in deciding to sell the business and that the Company breached its obligation to pay additional consideration as provided in the purchase agreement which was contingent on the performance of the Baltimore Business. Management believes the matter to be without merit and continues its defense of this matter. A decision on the Motion for Summary Judgment filed by the Company in 2006 is pending.

Other

The Company has commitments incident to the ordinary course of business including corporate guarantees of certain subsidiary obligations to the Company’s lenders related to financial assurance obligations under certain environmental laws for remediation, closure and/or third party liability requirements of certain of its subsidiaries and a former operating location; contract provisions for indemnification protecting its customers and suppliers against third party liability for manufacture and sale of Company products that fail to meet product warranties and contract provisions for indemnification protecting licensees against intellectual property infringement related to licensed Company technology or processes.

Additionally, as permitted under Delaware law, the Company has agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that covers a portion of any potential exposure.

The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of December 31, 2006.

In addition to the matters identified above, Cambrex’s subsidiaries are party to a number of other proceedings.

Impact of Recent Accounting Pronouncements

Stock Based Compensation

The Company adopted FAS 123(R) “Share-Based Payment,” effective January 1, 2006 using the modified prospective transition method. Prior to January 1, 2006, the company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.  No stock-based employee compensation cost associated with stock options was recognized in the financial results for the years ended December 31, 2005 and 2004, as all the options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The year ended December 31, 2006 does not include compensation cost for options granted prior to January 1, 2006 as all options outstanding prior to January 1, 2006 were fully vested as of December 31, 2005. On December 31, 2006, the Company had seven active stock-based employee compensation plans. All stock options granted during 2006 vest 25% per year over four years and have a term of seven years. The Company also had outstanding at December 31, 2006 restricted stock as described below.

Beginning January 1, 2006, the Company began recognizing compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for the stock options granted to employees for the years ended December 31, 2006, 2005 and 2004 were $8.00, $8.56 and $9.68, respectively.

Stock option values were estimated using a 0.55% to 0.56% dividend yield, expected volatility of 36.49% to 38.28% and a risk-free interest rate of 4.42% to 4.96%. The Company’s stock options are not publicly traded; therefore, expected volatilities are based on historical volatility of the Company’s stock. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term. The expected term of 3.75 to 4.75 years was utilized based on the “simplified” method for determining the expected term of stock options in Staff Accounting Bulletin No. 107, “Share-Based Payment.” Assumptions used in

(dollars in thousands, except share data)

estimating the fair value of stock options granted for the year ended December 31, 2006 are consistent with the assumptions used prior to the adoption of FAS 123(R) with the exception of the expected life. As a result of using the “simplified” method, the expected life was shortened by 1.25 years.

FAS 123(R) requires companies to estimate the expected forfeitures for all unvested awards and record compensation costs only for those awards that are expected to vest. As of December 31, 2006, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $1,601. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 3.3 years.

The amount of stock-based compensation costs related to stock options recorded for the year ended December 31, 2006 was $448. Diluted earnings per share changed by $0.02 in the year ended December 31, 2006 as a result of adopting FAS 123(R) on January 1, 2006.

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for Cambrex at the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of this statement.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued FASB Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”) which is effective for fiscal years ending after December 15, 2006. FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement does not impact the amounts recognized in the income statement. FAS 158 will also require an employer to measure the funded status of a plan as of the date of the fiscal year end balance sheet. This measurement requirement is effective for fiscal years ending after December 15, 2008.

Based on the Company’s funded status of plan obligations disclosed in Note 15, the impact of adopting FAS 158 was a reduction to accumulated other comprehensive income of $7,464 ($7,088 net of tax) as of December 31, 2006, with no impact to the Company’s consolidated statements of operations or cash flows. There will not be any affect on the Company’s financing agreements as none of the current debt covenants were impacted.

Accounting for Planned Major Maintenance Activities

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities”. This FSP amends certain provisions of APB Opinion No. 28 “Interim Financial Reporting”. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major

(dollars in thousands, except share data)

maintenance activities in annual and interim reporting periods. This FSP is effective for the first fiscal year beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year. This FSP should be applied retrospectively for all financial statements presented, unless it is impractical to do so. The Company expects the impact of this pronouncement to be immaterial.

Amendment of FSP FAS 123(R)-1

In October 2006, the FASB issued FSP 123(R)-5 “Amendment of FSP FAS 123(R)-1”. FSP 123(R)-5 applies to instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. This FSP is effective for the first reporting period beginning after October 10, 2006 and should be applied retrospectively to prior periods. Earlier adoption is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this pronouncement.

Forward-Looking Statements

This document may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under The Securities Exchange Act of 1934, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities. These statements may be identified by the fact that they use words such as “expects,” “anticipates,” “intends,” “estimates,” “believes” or similar expressions in connection with any discussion of future financial and operating performance. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-K. Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including, but not limited to, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and/or regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, changes in foreign exchange rates, performance of minority investments, uncollectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the Company’s ability to receive regulatory approvals for its products, the outcome of the evaluation of strategic alternatives, the availability of financing on favorable terms in order to fund the portion of the special dividend that is not being funded from proceeds of the sale and whether the Company’s estimates set forth in the definitive proxy statement filed January 4, 2007 with respect to its earnings and profits utilized to calculate taxes on the Bio Businesses divestiture in 2007 will be correct, and other factors described under the caption “Risk Factors That May Affect Future Results” in this Form 10-K. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 7a	Quantitative and Qualitative Disclosures about Market Risk

The information required in this section can be found in the “Market Risks” section of Item 7 on page 30 of this Form 10-K.

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

We have completed integrated audits of Cambrex’s 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cambrex and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 4 and 14 to the consolidated financial statements, in 2006 the Company changed the manner in which it accounts for pension and other postretirement benefit plans and the manner in which it accounts for share-based compensation.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Cambrex Corporation maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PRICEWATERHOUSECOOPERS LLP

Florham Park, NJ
March 15, 2007

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$33,746	$45,342
Trade receivables, less allowances of $2,819 and $2,761 at respective dates	74,012	69,283
Inventories, net	94,601	81,080
Assets of discontinued operations	—	18,913
Prepaid expenses and other current assets	22,391	14,908

Total current assets	224,750	229,526
Property, plant and equipment, net	227,024	201,784
Goodwill	98,046	94,420
Other intangible assets, net	50,163	51,183
Assets of discontinued operations	—	29,574
Other assets	6,393	5,985

Total assets	$606,376	$612,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,246	$33,720
Accrued expense and other current liabilities	64,888	50,368
Liabilities of discontinued operations	—	6,231

Total current liabilities	107,134	90,319
Long-term debt	162,371	186,819
Deferred tax liabilities	30,219	26,976
Liabilities of discontinued operations	—	7,921
Accrued pension and postretirement benefits	43,644	35,656
Other non-current liabilities	16,362	21,530

Total liabilities	359,730	369,221
Commitments and contingencies (see Notes 18 and 19)
Stockholders’ equity:
Common Stock, $.10 par value; authorized 100,000,000 issued 30,145,319 and 29,118,141 shares at respective dates	3,015	2,912
Additional paid-in capital	241,360	219,236
Retained earnings	28,860	62,170
Treasury stock, at cost, 2,446,097 and 2,443,313 shares at respective dates	(20,832)	(20,768)
Deferred compensation	—	(2,131)
Accumulated other comprehensive loss	(5,757)	(18,168)

Total stockholders’ equity	246,646	243,251

Total liabilities and stockholders’ equity	$606,376	$612,472

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(dollars in thousands, except share data)

	Years Ended December 31,
	2006	2005	2004

Gross Sales	$452,255	$414,761	$395,906
Allowances and rebates	1,955	2,649	1,557

Net sales	450,300	412,112	394,349
Other revenues	5,174	6,358	6,779

Net revenues	455,474	418,470	401,128
Cost of goods sold	284,125	258,345	237,042

Gross profit	171,349	160,125	164,086
Selling, general and administrative expenses	117,312	103,258	97,774
Research and development expenses	21,190	21,469	18,759
Asset impairments	—	82,383	48,720

Operating profit /(loss)	32,847	(46,985)	(1,167)
Other (income)/expenses
Interest income	(820)	(1,066)	(1,436)
Interest expense	14,737	10,852	10,775
Other expenses — net	1,454	47	112

Income/(loss) before income taxes	17,476	(56,818)	(10,618)
Provision for income taxes	18,721	26,413	14,613

Loss from continuing operations	$(1,245)	$(83,231)	$(25,231)
Loss from discontinued operations, net of tax	(28,627)	(27,227)	(1,639)

Loss before cumulative effect of a change in accounting principle	(29,872)	(110,458)	(26,870)
Cumulative effect of a change in accounting principle	(228)	—	—

Net loss	$(30,100)	$(110,458)	$(26,870)

Basic loss per share
Loss from continuing operations	$(0.05)	$(3.15)	$(0.97)
Loss from discontinued operations, net of tax	$(1.06)	$(1.03)	$(0.06)
Cumulative effect of a change in accounting principle	$(0.01)	$—	$—

Net loss	$(1.12)	$(4.18)	$(1.03)
Diluted loss per share
Loss from continuing operations	$(0.05)	$(3.15)	$(0.97)
Loss from discontinued operations, net of tax	$(1.06)	$(1.03)	$(0.06)
Cumulative effect of a change in accounting principle	$(0.01)	$—	$—

Net loss	$(1.12)	$(4.18)	$(1.03)
Weighted average shares outstanding:
Basic	26,816	26,456	26,094
Diluted	26,816	26,456	26,094

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except share data)

								Accumulated
	Common Stock		Additional					Other	Total
		Par Value	Paid-In	Retained	Deferred	Treasury	Comprehensive	Comprehensive	Stockholders’
	Shares Issued	($.10)	Capital	Earnings	Compensation	Stock	Loss	Income/(Loss)	Equity

Balance at December 31, 2003	28,471,652	$2,847	$206,256	$205,787	$(1,616)	$(22,101)		$5,457	$396,630
Comprehensive loss
Net loss				(26,870)			(26,870)		(26,870)
Other comprehensive income/(loss)
Foreign currency translation adjustments							20,224
Unrealized gains on hedging contracts, net of tax of $716							1,276
Minimum pension liability adjustment, net of tax of $513							(3,488)
Unrealized gains on available for sale marketable securities, net of tax of $7							13

Other comprehensive income							18,025	18,025	18,025

Total comprehensive loss							$(8,845)

Cash dividends at $0.12 per share				(3,113)					(3,113)
Purchase of treasury stock						(219)			(219)
Exercise of stock options	353,951	36	6,248						6,284
Restricted stock			372		(366)	205			211
Other			244			124			368

Balance at December 31, 2004	$28,825,603	$2,883	$213,120	$175,804	$(1,982)	$(21,991)		$23,482	$391,316
Comprehensive loss
Net loss				(110,458)			(110,458)		(110,458)
Other comprehensive income/(loss)
Foreign currency translation adjustments							(40,188)
Unrealized losses on hedging contracts, net of tax of $883							(984)
Minimum pension liability adjustment, net of tax of $217							(117)
Unrealized losses on available for sale marketable securities, net of tax of $0							(361)

Other comprehensive loss							(41,650)	(41,650)	(41,650)

Total comprehensive loss							$(152,108)

Cash dividends at $0.12 per share				(3,176)					(3,176)
Purchase of treasury stock						(75)			(75)
Exercise of stock options	292,538	29	3,877						3,906
Restricted stock			2,239		(149)	1,298			3,388

Balance at December 31, 2005	29,118,141	$2,912	$219,236	$62,170	$(2,131)	$(20,768)		$(18,168)	$243,251
Comprehensive loss
Net loss				(30,100)			(30,100)		(30,100)
Other comprehensive income/(loss)
Foreign currency translation adjustments							14,443
Unrealized gains on hedging contracts, net of tax of $177							280
Pension liability, net of tax of $(20)							839
Unrealized losses on available for sale marketable securities, net of tax of $0							(10)
Reclassification adjustment for loss on marketable securities included in net earnings, net of tax of $0							1,475

Other comprehensive income							17,027	17,027	17,027

Total comprehensive loss							$(13,073)

Adjustment to initially apply FASB Statement No. 158, net of tax of $376								(7,088)	(7,088)
Disposition of business — pension								2,472	2,472
Cash dividends at $0.12 per share				(3,210)					(3,210)
Purchase of treasury stock						(113)			(113)
Exercise of stock options	1,069,876	103	20,977			230			21,310
Deferred compensation			222			159			381
Stock options			448						448
Restricted stock			477		2,131	(340)			2,268

Balance at December 31, 2006	30,188,017	$3,015	$241,360	$28,860	$—	$(20,832)		$(5,757)	$246,646

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(30,100)	$(110,458)	$(26,870)
Adjustments to reconcile net loss to cash flows:
Asset impairment charges	—	82,383	48,720
Depreciation and amortization	31,466	33,072	35,333
Acquired in-process research and development	1,445	—	—
Stock based compensation included in net income	1,488	1,936	1,228
Write-off of debt origination fees	463	—	—
Deferred income tax provision	1,532	14,264	937
Allowance for doubtful accounts	962	873	(369)
Inventory reserve	6,618	4,362	3,390
Loss on sale of assets	555	1,126	—
Unrealized loss on marketable security	1,475	—	—
Changes in assets and liabilities:
Trade receivables	(2,175)	(12,248)	(5,399)
Inventories	(15,110)	(16,995)	(8,668)
Prepaid expenses and other current assets	(4,081)	11,707	1,088
Accounts payable and other current liabilities	12,092	9,939	4,094
Other non-current assets and liabilities	1,641	(2,513)	(10,819)
Discontinued operations:
Loss on sale of businesses	23,244	—	—
Changes in operating assets and liabilities	(2,335)	(3,276)	1,014
Other non-cash charges	3,448	3,469	5,054
Writedown of assets	2,092	24,794	—

Net cash provided from operating activities	34,720	42,435	48,733

Cash flows from investing activities:
Capital expenditures	(38,239)	(37,187)	(35,402)
Acquisition of businesses (net of cash acquired)	—	(814)	(5,256)
Acquired in-process research and development	(1,392)	—	—
Divestiture of business, net of cash	(636)	—	—
Other investing activities	(68)	1,482	223
Discontinued operations:
Capital expenditures	(919)	(3,120)	(4,078)

Net cash used in investing activities	(41,254)	(39,639)	(44,513)

Cash flows from financing activities:
Dividends	(3,210)	(3,176)	(3,113)
Long-term debt activity (including current portion):
Borrowings	225,327	212,119	86,218
Repayments	(252,005)	(251,329)	(72,708)
Proceeds from stock options exercised	21,310	3,906	6,284
Purchase of treasury stock	(113)	(75)	(219)
Other	—	20	212

Net cash (used in)/provided by financing activities	(8,691)	(38,535)	16,674

Effect of exchange rate changes on cash	3,629	(9,770)	6,295

Net (decrease)/increase in cash and cash equivalents	(11,596)	(45,509)	27,189
Cash and cash equivalents at beginning of year	45,342	90,851	63,662

Cash and cash equivalents at end of year	$33,746	$45,342	$90,851

Supplemental disclosure:
Interest paid, net of capitalized interest	$13,613	$11,185	$11,848
Income taxes paid	$16,690	$12,181	$20,182

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

(1) The Company

Cambrex Corporation and Subsidiaries (the “Company” or “Cambrex”) primarily provides products and services worldwide to pharmaceutical and biopharmaceutical companies, generic drug companies, biotechnology companies and research organizations. The Company is dedicated to providing essential products and services to accelerate drug discovery, development and manufacturing processes for human therapeutics. The Company reports financial results in three segments: Bioproducts, consisting of research products and therapeutic application products; Biopharma segment, consisting of contract biopharmaceutical process development and manufacturing services; and Human Health segment, consisting of active pharmaceutical ingredients and pharmaceutical intermediates produced under Food and Drug Administration cGMP for use in the production of prescription and over-the-counter drug products and other fine custom chemicals derived from organic chemistry. As discussed in Note 20, on October 27, 2006 the sale of the Cork and Landen busineeses was completed and accordingly, these businesses are being reported as discontinued operations in all periods presented.

As discussed in Note 21, the sale of the businesses that comprise the Bioproducts and Biopharma segments was completed on February 6, 2007. The results of these two segments are reported as continuing operations in all periods presented. The Company will begin reporting these segments as discontinued operations during the first quarter of 2007.

(2) Summary of Significant Accounting Policies

Basis of Presentation

In October of 2006, the Company sold two businesses within the Human Health segment to a holding company controlled by International Chemical Investors II S.A. for nominal consideration. As a result of this transaction, the Company reported a non-cash charge of $23,244 in the fourth quarter of 2006, and all periods presented reflect the results of these businesses as discontinued operations.

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

Derivative Instruments

Derivative financial instruments are used by the Company primarily for hedging purposes to mitigate a variety of working capital, investment and borrowing risks. The use and mix of hedging instruments can vary depending on business and economic conditions and management’s risk assessments. The Company uses a variety of strategies, including foreign currency forward contracts and transaction hedging, to minimize or eliminate foreign currency exchange rate risk associated with foreign currency transactions. Gains and losses on these hedging transactions are generally recorded in earnings in the same period as they are realized, which is usually the same period as the settlement of the underlying transactions. The Company uses interest rate derivative instruments only as hedges or as an integral part of borrowings. As such, the differential to be paid or received in connection with these instruments is accrued and recognized in income as an adjustment to interest expense.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedging relationships. All cash flow hedges

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(2) Summary of Significant Accounting Policies — (continued)

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives for each applicable asset group as follows:

Buildings and improvements	20 to 30 years, or term of lease if applicable
Machinery and equipment	7 to 15 years
Furniture and fixtures	5 to 7 years
Computer hardware and software	3 to 7 years

Expenditures for additions, major renewals or betterments are capitalized and expenditures for maintenance and repairs are charged to income as incurred.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operating expenses. Interest is capitalized in connection with the construction and acquisition of assets. The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset’s estimated useful life. Total interest capitalized in connection with ongoing construction activities in 2006, 2005 and 2004 amounted to $797, $683 and $351, respectively.

Intangible Assets

Finite-lived intangible assets are recorded at cost and amortized on a straight-line basis as follows:

Patents	Amortized over the remaining life of individual patents
Product technology	5 to 18 years
Non-compete agreements	5 years
Trademarks and other	up to 40 years

Impairment of Goodwill

The Company reviews the carrying value of acquired intangible assets, including goodwill, to determine whether impairment may exist on an annual basis or whenever it has reason to believe goodwill may not be recoverable. The annual impairment test of goodwill is performed during the fourth quarter of each fiscal year.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of each reporting unit, determined using various valuation techniques, with the primary technique being a discounted cash flow analysis, to its carrying value. A

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(2) Summary of Significant Accounting Policies — (continued)

discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on market participant comparables. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

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

Revenue Recognition

Revenues in the Bioproducts and Human Health segments are generally recognized when title to products and risk of loss are transferred to customers. Certain contracts in the Bioproducts and Biopharma segments are based on time and materials and revenue for these contracts is recognized as services are performed. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations.

The Company has certain contracts that contain multiple deliverables, principally in the Biopharma and Bioproducts segments. These deliverables often include process development services and commercial production and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

For contracts that contain milestone-based payments, the Company recognizes revenue using the proportional performance method based on the percentage of costs incurred relative to the total costs estimated to be incurred to complete the contract. Revenue recognition computed under this methodology is compared to the amount of non-refundable cash payments received or contractually receivable at the reporting date and the lesser of the two amounts is recognized as revenue at each reporting date.

The proportional performance methodology applied by the Company, utilizes an input based measure, specifically labor costs, to determine proportional performance because the Company believes the use of an input

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(2) Summary of Significant Accounting Policies — (continued)

measure is a reasonable surrogate of proportional performance compared to an output based measure, such as milestones.

Amounts billed in advance are recorded as deferred revenue on the balance sheet. Since payments received are non-refundable, the termination of a contract by a customer prior to its completion could result in an immediate recognition of deferred revenue relating to payments already received not previously recognized as revenue.

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

Income Taxes

The Company and its eligible subsidiaries file a consolidated U.S. income tax return. Certain subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. income tax return. Cambrex has not provided U.S. federal income and withholding taxes on its undistributed earnings from non-U.S. operations as of December 31, 2006 because it intends to reinvest such earnings indefinitely outside of the United States. If Cambrex were to distribute these earnings, it is anticipated that foreign tax credits will be available under current law to significantly reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax related to these earnings is not practical. At December 31, 2006, the cumulative amount of unremitted earnings of non-U.S. subsidiaries was approximately $44,000.

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

Environmental Costs

In the ordinary course of business, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. The Company’s policy is to accrue environmental cleanup related costs of a non-capital nature, including estimated litigation costs, when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. Such accruals are adjusted as further information develops or circumstances change. For certain matters, the Company expects to share costs with other parties. Costs of future expenditures for environmental remediation obligations are not discounted to their present value unless the aggregate amount of the liability and the timing of cash payments are fixed or reasonably determinable. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed certain.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(2) Summary of Significant Accounting Policies — (continued)

rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders’ equity until the entity is sold or substantially liquidated. Gains or losses relating to transactions of a long-term investment nature are accumulated in stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in the results of operations as a component of other revenues in the consolidated income statement. Foreign currency net transaction (losses)/gains were ($561), $934 and $1,135 in 2006, 2005 and 2004, respectively.

Earnings Per Common Share

All diluted earnings per share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method.

Earnings per share calculations are as follows:

	For the Years Ended,
	2006	2005	2004

Net loss:
Loss from continuing operations	$(1,245)	$(83,231)	$(25,231)
Loss from discontinued operations, net of tax	(28,627)	(27,227)	(1,639)
Cumulative effect of a change in accounting principle	(228)	—	—

Net loss	$(30,100)	$(110,458)	$(26,870)

Weighted average shares outstanding:
Basic weighted average shares outstanding	26,816	26,456	26,094
Effect of dilutive stock options *	—	—	—

Diluted weighted average shares outstanding	26,816	26,456	26,094
Loss per share (basic):
Loss from continuing operations	$(0.05)	$(3.15)	$(0.97)
Loss from discontinuing operations, net of tax	$(1.06)	$(1.03)	$(0.06)
Cumulative effect of a change in accounting principle	$(0.01)	$—	$—

Net loss	$(1.12)	$(4.18)	$(1.03)

Loss per share (diluted):
Loss from continuing operations	$(0.05)	$(3.15)	$(0.97)
Loss from discontinued operations, net of tax	$(1.06)	$(1.03)	$(0.06)
Cumulative effect of a change in accounting principle	$(0.01)	$—	$—

Net loss	$(1.12)	$(4.18)	$(1.03)

*	For 2006, 2005 and 2004, the effect of stock options would be anti-dilutive and is therefore excluded.

For the year ended December 31, 2006, 2005 and 2004, 2,157,470, 3,317,847, and 2,083,716 shares respectively, were not included in the calculation of diluted shares outstanding because the effect would be anti-dilutive.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(2) Summary of Significant Accounting Policies — (continued)

Freight Billing and Costs

The Company bills a portion of freight cost incurred on shipments to customers. Freight costs are reflected in cost of goods sold. Amounts billed to customers are recorded within net revenues. The amounts billed to customers included within net revenues were $4,814, $4,335 and $4,350 in 2006, 2005 and 2004, respectively.

Stock Based Compensation

At December 31, 2006, the Company has seven active stock-based employee compensation plans currently in effect, which are described more fully in Note 14. During 2005 and 2004, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost related to the stock option plans was reflected in net income in 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 “Accounting for Stock-Based Compensation” (“FAS 123”) as amended by FAS 148, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Years Ended December 31,
	2005	2004

Net loss, as reported	$(110,458)	$(26,870)
Add: stock based compensation expense included in reported net loss	1,936	1,228
Deduct: stock-based compensation expenses determined using fair value method	21,504	5,969

Pro forma net loss	$(130,026)	$(31,611)
Loss per share:
Basic — as reported	$(4.18)	$(1.03)
Basic — pro forma	$(4.91)	$(1.21)
Diluted — as reported	$(4.18)	$(1.03)
Diluted — pro forma	$(4.91)	$(1.21)

During 2005 all unvested options outstanding as well as all options granted during 2005 were fully vested by the Compensation Committee of the Board of Directors. This represents approximately 2,650,000 options which resulted in the acceleration of pro forma compensation expense of $12,711 in 2005. The Company had imposed a holding period that would require all optionees to refrain from selling shares acquired upon the exercise of these options until certain future dates. This holding period was lifted during the fourth quarter of 2006. The purpose of the accelerated vesting was to eliminate compensation expense in the income statement that the Company would otherwise have recorded with respect to these accelerated options subsequent to the January 1, 2006 effective date of FAS 123(R). Due to this acceleration of stock options, the pro forma disclosures are not likely to be representative of the effects on reported net income for future periods.

The pro forma compensation expense for 2005 and 2004 was calculated based on recognizing ratably over the vesting period the fair value of each option determined using the Black-Scholes option-pricing model for non-performance options and a path dependent model for performance options.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(2) Summary of Significant Accounting Policies — (continued)

The following assumptions were used in the Black-Scholes model to determine fair value on grant date of grants issued in 2005 and 2004:

	2005		2004

Expected volatility	41.20%		41.75%
Average dividend yield	0.57%		0.55%
Expected term	6 - 7 years		6 - 7 years
Risk-free interst rate	2.75	% - 4.47%	2.75	% - 3.95%

Marketable Securities

The Company accounts for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. As of December 31, 2006 and 2005, all of the Company’s marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reflected as a net amount under the caption of accumulated other comprehensive income/(loss) in stockholders’ equity. Realized gains and losses are recorded in other expenses. For purposes of computing gains or losses, cost is identified on a specific identification basis. As of December 31, 2006 and 2005 the fair value of marketable securities was $1,495 and $375, respectively and the cost basis was $377 and $723, respectively. Unrealized gains of $1,331 and unrealized losses of $213 were recorded in accumulated other comprehensive income in 2006 compared to unrealized gains of $133 and unrealized losses of $481 in 2005.

During the fourth quarter of 2006 an investment in equity securities that had an unrealized loss previously recorded in accumulated other comprehensive income/(loss) was recorded as a charge to Other Expense for $1,475. The Company concluded that the continued decline in market price of the equity securities was other than temporary.

Comprehensive Loss

Included within accumulated other comprehensive income/(loss) for the Company are foreign currency translation adjustments, changes in the fair value related to derivative instruments classified as cash flow hedges, net of related tax benefit, unrealized gain on available for sales securities and changes in the pension liability, net of tax. Total comprehensive loss for the years ended 2006 and 2005 is included in the Statements of Stockholders’ Equity.

The components of accumulated other comprehensive income/(loss) in stockholders’ equity are as follows:

	2006	2005

Foreign currency translation	$7,359	$(7,084)
Unrealized gain/(loss) on hedging contracts, net of tax	88	(192)
Unrealized gain/(loss) on available for sale securities	1,117	(348)
Minimum pension liability, net of tax	—	(10,544)
Pensions, net of tax	(14,321)	—

Total	$(5,757)	$(18,168)

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(2) Summary of Significant Accounting Policies — (continued)

Allocation of Interest to Discontinued Operations

Interest expense is allocated to discontinued operations based upon net assets consistent with EITF 87-24 “Allocations of Interest on Discontinued Operations.”

(3) Acquisitions

On February 2, 2006, the Company acquired Cutanogen Corporation (“Cutanogen”) for a purchase price of $1,445 which was paid at closing with additional purchase price payments of up to $4,800 subject to the achievement of certain regulatory and commercial milestones. The Company expensed the purchase price payment and will continue to expense all additional payments prior to regulatory approval of the product as in-process research and development. At acquisition, Cutanogen was a development stage company, as it had no long-lived assets, revenues or employees. The results are reported as part of the Bioproducts segment.

(4) Impact of Recently Issued Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for Cambrex at the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of this statement.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued FASB Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”) which is effective for fiscal years ending after December 15, 2006. FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement does not impact the amounts recognized in the income statement. FAS 158 will also require an employer to measure the funded status of a plan as of the date of the fiscal year end balance sheet. This measurement requirement is effective for fiscal years ending after December 15, 2008.

Based on the Company’s funded status of plan obligations disclosed in Note 15, the impact of adopting FAS 158 was a reduction to accumulated other comprehensive income of $7,464 ($7,088 net of tax) as of December 31, 2006, with no impact to the Company’s consolidated statements of operations or cash flows. There

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(4) Impact of Recently Issued Accounting Pronouncements — (continued)

will not be any affect on the Company’s financing agreements as none of the current debt covenants will be impacted.

Accounting for Planned Major Maintenance Activities

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities”. This FSP amends certain provisions of APB Opinion No. 28 “Interim Financial Reporting”. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim reporting periods. This FSP is effective for the first fiscal year beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year. This FSP should be applied retrospectively for all financial statements presented, unless it is impractical to do so. The Company expects the impact of this pronouncement to be immaterial.

Amendment of FSP FAS 123(R)-1

In October 2006, the FASB issued FSP 123(R)-5 “Amendment of FSP FAS 123(R)-1”. FSP 123(R)-5 applies to instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. This FSP is effective for the first reporting period beginning after October 10, 2006 and should be applied retrospectively to prior periods. Earlier adoption is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this pronouncement.

(5) Goodwill and Intangible Assets

In accordance with FAS 142, “Goodwill and Other Intangible Assets” the Company has established reporting units for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company evaluates goodwill and other intangible assets not subject to amortization at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable based on the estimated future cash flows.

During the performance of the annual goodwill impairment test in the fourth quarter of 2005, the Company determined that the goodwill of two reporting units was impaired. The Company tested for impairment and determined that the carrying value exceeded its fair value by using a discounted cash flow model. Management then computed the fair value of its tangible and intangible assets within the Biopharma segment for purposes of determining the implied fair value of goodwill. The goodwill impairment charge recorded in the fourth quarter of 2005 was $67,950 for the two reporting units in the Biopharma segment. The goodwill impairment charge is primarily due to lower long term profitability projections due to market factors. The Company also recorded a write-down of certain amortizable intangible assets within the Biopharma segment as follows: product technology of $662, patents of $135 and license agreements of $55, due to the lower future cash flow projections. Additionally, in the third quarter of 2004, the Company recorded an impairment charge of $48,720 to reduce the carrying value of goodwill in the Biopharma segment.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(5) Goodwill and Intangible Assets — (continued)

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

			Human
	Bioproducts	Biopharma	Health
	Segment	Segment	Segment	Total

Balance as of January 1, 2005	$54,284	$76,618	$33,439	$164,341
Other, including purchase price adjustment	2,319	195	—	2,514
Translation effect	(983)	—	(3,502)	(4,485)
Goodwill impairment	—	(67,950)	—	(67,950)

Balance as of December 31, 2005	$55,620	$8,863	$29,937	$94,420

Translation effect	990	—	2,636	3,626

Balance at December 31, 2006	$56,610	$8,863	$32,573	$98,046

Other intangible assets that are not subject to amortization consist of the following:

	As of	As of
	December 31,	December 31,
	2006	2005

Trademarks	$33,898	$33,898
Proprietary Process	2,052	2,052

Total	$35,950	$35,950

Intangible Assets:

Other intangible assets, which will continue to be amortized, consist of the following:

	As of December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Product technology	$13,232	$(5,381)	$7,851
Patents	5,721	(2,108)	3,613
Supply agreements	2,110	(1,542)	568
License agreement	2,005	(586)	1,419
Other	2,203	(1,441)	762

Total	$25,271	$(11,058)	$14,213

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(5) Goodwill and Intangible Assets — (continued)

	As of December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Product technology	$12,326	$(4,257)	$8,069
Patents	5,264	(1,676)	3,588
Supply agreements	2,110	(1,152)	958
License agreement	2,005	(401)	1,604
Other	1,974	(960)	1,014

Total	$23,679	$(8,446)	$15,233

Amortization expense amounted to $2,159, $2,237 and $1,921 for the years ended December 31, 2006, 2005 and 2004, respectively.

The expected future amortization expense related to current intangible assets is as follows:

For the year ended December 31, 2007	$1,953
For the year ended December 31, 2008	$1,861
For the year ended December 31, 2009	$1,463
For the year ended December 31, 2010	$1,253
For the year ended December 31, 2011	$1,253

(6) Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories consist of the following:

	December 31,
	2006	2005

Finished goods	$48,186	$41,150
Work in process	22,107	21,588
Raw materials	21,364	15,852
Supplies	2,944	2,490

Total	$94,601	$81,080

(7) Property, Plant and Equipment

During the fourth quarter of 2005 the Company performed an impairment assessment of long-lived assets, which includes amortizable intangible assets as well as property, plant and equipment. As a result of lower long term profitability projections, the Company determined that the sum of the undiscounted expected future operating cash flows were less than the carrying value of certain long-lived assets within the Biopharma segment. The Company recorded an impairment charge for long-lived assets in the fourth quarter of $13,581 in the Biopharma segment to write down these assets to their fair value as determined primarily based on appraisals.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(7) Property, Plant and Equipment — (continued)

Property, plant and equipment consist of the following:

	December 31,
	2006	2005

Land	$6,865	$6,718
Buildings and improvements	144,730	122,967
Machinery and equipment	318,572	277,314
Furniture and fixtures	14,575	12,833
Construction in progress	35,951	29,857

Total	520,693	449,689
Accumulated depreciation	(293,669)	(247,905)

Net	$227,024	$201,784

Depreciation expense was $29,307, $30,835 and $33,412 for the years ended December 31, 2006, 2005 and 2004, respectively.

(8) Accrued Expense and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows:

	Years Ended December 31,
	2006	2005

Salaries and employee benefits payable	$24,706	$19,559
Deferred revenue	6,011	8,978
Legal services	5,166	630
Advances from suppliers	4,967	4,293
Other	24,038	16,908

Total	$64,888	$50,368

(9) Income Taxes

Income/(loss) before income taxes consist of the following:

	Years Ended December 31,
	2006	2005	2004

Domestic	$(29,406)	$(98,203)	$(60,058)
International	46,882	41,385	49,440

Total	$17,476	$(56,818)	$(10,618)

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(9) Income Taxes — (continued)

The provision for income taxes consist of the following provisions/(benefits):

	Years Ended December 31,
	2006	2005	2004

Current:
Federal	$680	$(2,424)	$—
State	(116)	659	348
International	16,625	13,914	13,328

	$17,189	$12,149	$13,676

Deferred:
Federal	$337	$17,238	$—
State	—	(6)	(17)
International	1,195	(2,968)	954

	1,532	14,264	937

Total	$18,721	$26,413	$14,613

The provision for income taxes differs from the statutory federal income tax rate of 35% for 2006, 2005 and 2004 as follows:

	Years Ended December 31,
	2006	2005	2004

Income tax provision/(benefit) at U.S. federal statutory rate	$6,116	$(19,886)	$(3,716)
State and local taxes, net of federal income tax benefits	321	423	208
Effect of foreign income taxed at rates other than the U.S. federal statutory rate	(1,241)	(4,150)	(3,021)
Net change in valuation allowance	12,147	39,979	21,142
Reclassification from accumulated other comprehensive income	—	(2,368)	—
Indefinite-lived intangibles	337	16,926	—
Adjustments for prior years’ taxes	1,257	(2,960)	—
Other	(216)	(1,551)	—

Total	$18,721	$26,413	$14,613

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(9) Income Taxes — (continued)

The components of deferred tax assets and liabilities as of December 31, 2006 and 2005 relate to temporary differences and carryforwards as follows:

	December 31,
	2006	2005

Current deferred tax assets:
Inventory	$2,377	$1,349
Receivables	454	493
Legal and related reserves	6,874	5,213
Other	4,010	3,169

Current deferred tax assets	13,715	10,224
Valuation allowances	(12,758)	(10,039)

Total current deferred tax assets	$957	$185

Current deferred tax liabilities:
Other	$559	$—

Total current deferred tax liabilities	$559	$—

Non-current deferred tax assets:
Foreign tax credits carryforwards	$39,957	$31,698
Environmental	1,359	1,166
Net operating loss carryforwards (domestic)	30,660	33,223
Net operating loss carryforwards (foreign)	6,257	6,629
Employee benefits	7,851	5,790
Impairment of investment in securities	2,920	2,764
Research & experimentation tax credits carryforwards	4,022	5,629
Alternative minimum tax credits carryforwards	4,054	4,155
Fixed assets	8,687	2,775
Intangibles	13,858	16,755
Other	3,597	3,438

Non-current deferred tax assets	123,222	114,022
Valuation allowances*	(113,898)	(107,666)

Total non-current deferred tax assets	$9,324	$6,356
Non-current deferred tax liabilities:
Fixed assets	$12,867	$8,026
Intangibles	8,067	6,986
Indefinite-lived intangibles	17,263	16,926
Other	1,346	1,394

Total non-current deferred tax liabilities	$39,543	$33,332

Total net non-current deferred tax liabilities	$30,219	$26,976

*	In addition to the effect of the domestic and foreign valuation allowances reflected in the current effective tax rate, the valuation allowance has changed due to agreed tax audit adjustments for prior year deferred tax amounts and currency translation adjustments.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(9) Income Taxes — (continued)

The Company establishes a valuation allowance against deferred tax assets when it is more likely than not that the Company will be unable to realize those deferred tax assets in the future. Based on the Company’s current and past performance, cumulative losses in recent years resulting from domestic operations, the market environment in which the Company operates, and the utilization of past tax attributes, the Company has established a valuation allowance of $123,423 against a portion of its domestic deferred tax assets. However, the Company has not recorded a valuation allowance against domestic tax assets which are offset by domestic deferred tax liabilities that are expected to reverse in the future. In addition, the Company has recorded a valuation allowance against deferred tax assets relating to domestic indefinite lived intangible assets of $17,263 at December 31, 2006 that had been previously preserved by tax strategies prior to year end 2005. This valuation allowance results from the Company’s recent history of domestic losses and increased uncertainty regarding the timing and extent of a return to domestic profitability. With respect to the Company’s foreign deferred tax assets, the Company has recorded a valuation allowance of $3,232 as of December 31, 2006.

The Company expects to maintain a full valuation allowance against its net domestic deferred tax assets, subject to the consideration of all prudent and feasible tax planning strategies, until such time as the Company attains an appropriate level of future domestic profitability and the Company is able to conclude that it is more likely than not that its domestic deferred tax assets are realizable. The change in the domestic valuation allowance for the years ended December 31, 2006 and 2005 was $7,811 and $39,934 respectively. The change in the foreign valuation allowance for the years ended December 31, 2006 and 2005 was $1,139 and $1,182, respectively.

Under the tax laws of the various jurisdictions in which the Company operates, net operating losses (“NOLs”) may be carried forward or back, subject to statutory limitations, to reduce taxable income in future or prior years. The domestic NOLs total approximately $86,220 and the foreign NOLs total approximately $18,392. The domestic NOLs will expire during the period from 2019 through 2026. NOLs in foreign jurisdictions will carryforward indefinitely.

As of December 31, 2006, approximately $39,957 of foreign tax credits, $4,022 of research & experimentation tax credits and $4,054 of alternative minimum tax credits were available as credits against future U.S. income taxes. Under the U.S. Internal Revenue Code, these will expire respectively 2007 through 2016, and, 2020 through 2026. The alternative minimum tax credit carryforwards have no expiration date. All domestic credits are offset by a full valuation allowance.

In 2005 the company adopted a Domestic Reinvestment Plan as described under Section 965 of the Internal Revenue Code and introduced under the American Jobs Creation Act of 2004. The Company repatriated approximately $92,000, and as a result, reduced approximately $13,000 of its deferred tax asset related to its U.S. NOL operating loss carryfoward with a corresponding adjustment to the valuation allowance previously recorded against this asset. Additionally, $3,101 of foreign tax credits as allowed under Section 965 were utilized.

Cambrex has not provided U.S. federal income and withholding taxes on its undistributed earnings from non-US operations as of December 31, 2006 because it intends to reinvest such earnings indefinitely outside of the United States. If Cambrex were to distribute these earnings, it is anticipated that foreign tax credits will be available under current law to significantly reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax related to these earnings is not practical.

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

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(10) Short-term Debt

The Company has lines of credit in Italy with local banks that provide three types of financing with the following limits: Overdraft protection of approximately $8,200, export financing of approximately $4,000 and advances on uncleared deposits of approximately $300. The overdraft protection and export financing facilities bear interest at varying rates when utilized, however, advances on uncleared deposits bear no interest. There was $137 outstanding as of December 31, 2006 and $43 outstanding as of December 31, 2005. The 2006 and 2005 weighted average interest rates were 4.0% and 2.0%, respectively.

(11) Long-term Debt

Long-term debt consists of the following:

	December 31,
	2006	2005

Bank credit facilities	$158,600	$81,943
Senior notes	—	100,000
Capitalized leases	4,675	6,056
Notes payable	596	291

Subtotal	163,871	188,290
Less: current portion	1,500	1,471

Total	$162,371	$186,819

In October 2005, the Company entered into a $277,500 five-year Syndicated Senior Revolving Credit Facility (“5-Year Agreement”), which expires in October 2010.

The 5-Year Agreement allows the Company to choose among various interest rate options and to specify the portion of the borrowing to be covered by specific interest rates. Under the 5-Year Agreement the interest rate options available to the Company are the following: (i) LIBOR plus an applicable margin that ranges from .475% to .85%, (ii) higher of U.S. Prime Rate or Federal Funds Rate plus .5% or (iii) Money Market rate as quoted by the Administrative Agent of the Agreement. The applicable margin is based upon the ratio of consolidated funded indebtedness to consolidated EBITDA (as defined in the 5-Year Agreement, “Leverage Rate”). The Company also pays a facility fee between .15% to .275% on the entire credit facility which is based upon the leverage ratio. The 5-Year Agreement is subject to financial covenants requiring the Company to maintain certain levels of interest coverage ratio, leverage ratios and limitations on indebtedness. The Company complied with all covenants in this 5-Year Agreement during 2006.

The 5-Year Agreement is collateralized by dividend and distribution rights associated with a pledge of a portion of stock that the Company owns in a foreign holding company. This foreign holding company owns a majority of the Company’s non-U.S. operating subsidiaries. As of December 31, 2006, there was $158,600 outstanding and $118,900 undrawn under the 5-Year Agreement. Of the undrawn amount, $102,923 was available to be borrowed as of December 31, 2006 due to limits established in the 5-Year Agreement. See Note 21 for a discussion on the payoff of the credit facility.

As of December 31, 2005, the Company had outstanding two Senior notes, a $75,000 7-year note due in June 2010 with a rate of 5.31%, and a $25,000 10-year note due in October 2013 with an annual rate of 7.05%. These Senior notes ranked equal with the Company’s 5-Year Agreement. On January 27, 2006, the Company elected to prepay these Senior notes with funds provided by borrowing under the 5-Year Agreement. Approximately $5,272 was recorded in interest expense in the first quarter of 2006 related to a make whole payment of $4,809 paid to the

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(11) Long-term Debt — (continued)

Senior note holders concurrent with the January 27, 2006 payment, and the related acceleration of $463 of unamortized origination fees.

Capital leases outstanding as of December 31, 2006 are for building, building improvements and equipment. These leases run through 2010 with the majority running through 2009. All capital leases are collateralized by their underlying assets.

The 2006 and 2005 weighted average interest rate for long-term bank debt was 5.8% and 5.5%, respectively.

Aggregate maturities of long-term debt are as follows:

2007	$1,500
2008	1,674
2009	1,823
2010	158,874
2011	—
Thereafter	—

Total	$163,871

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

The Company’s policy is to enter into forward exchange contracts or currency options to hedge foreign currency transactions. This hedging strategy mitigates the impact of short-term foreign exchange rate movements on the Company’s operating results primarily in Sweden, Belgium, and Italy. The Company’s primary market risk relates to exposures to foreign currency exchange rate fluctuations on transactions entered into by these international operations that are denominated primarily in U.S. dollars, Swedish krona, and Euros. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations.

The Company’s forward exchange contracts substantially offset gains and losses on the transactions being hedged. The forward exchange contracts have varying maturities with none exceeding twelve months. The Company makes net settlements for forward exchange contracts at maturity, based upon negotiated rates at inception of the contracts.

All forward contracts outstanding at December 31, 2006 have been designated as cash flow hedges and, accordingly, changes in the fair value of derivatives are recorded each period in accumulated other comprehensive income. Changes in the fair value of the derivative instruments reported in accumulated other comprehensive income will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company’s financial results. The unrealized net gain recorded in accumulated other comprehensive income at December 31, 2006 was $88. This amount will be reclassified into earnings as the underlying forecasted transactions occur. The net gain recognized in earnings related to foreign currency forward contracts during the twelve months ended December 31, 2006 was $104.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(12) Derivatives and Fair Value of Financial Instruments — (continued)

The table below reflects the notional and fair value amounts of foreign exchange contracts at December 31, 2006 and 2005.

	2006		2005
	Notional	Fair	Notional	Fair
	Amounts	Value	Amounts	Value

Forward exchange contracts	$14,255	$292	$16,741	$(166)

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for short-term and long-term debt approximates fair value because all of this underlying debt is at variable rates.

(13) Stockholders’ Equity

The Company has two classes of common shares which are Common Stock and Nonvoting Common Stock. Authorized shares of Common Stock were 100,000,000 at December 31, 2006 and 2005. Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 2006 and 2005. Nonvoting Common Stock with a par value of $.10, has equal rights with Common Stock, with the exception of voting power. Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock. As of December 31, 2006 and 2005, no shares of Nonvoting Common Stock were outstanding. The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 2006 and 2005, there was no preferred stock outstanding.

The Company held treasury stock of 2,446,097 and 2,443,313 shares at December 31, 2006 and 2005, respectively, which are primarily used for issuance to employee benefit plans.

At December 31, 2006 there were 535,594 of authorized shares of Common Stock reserved for issuance for stock option plans.

(14) Stock based Compensation

The Company adopted FAS 123(R) “Share-Based Payment,” effective January 1, 2006 using the modified prospective transition method. Prior to January 1, 2006, the company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. No stock-based employee compensation cost associated with stock options was recognized in the financial results for the years ended December 31, 2005 and 2004, as all the options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The year ended December 31, 2006 does not include compensation cost for options granted prior to January 1, 2006 as all options outstanding prior to January 1, 2006 were fully vested as of December 31, 2005. On December 31, 2006, the Company had seven active stock-based employee compensation plans. All stock options granted during 2006 vest 25% per year over four years and have a term of seven years. The Company also had outstanding at December 31, 2006 restricted stock as described below.

Beginning January 1, 2006, the Company began recognizing compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for the stock options granted to employees for the years ended December 31, 2006, 2005 and 2004 were $8.00, $8.56 and $9.68, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(14) Stock based Compensation — (continued)

Stock option values were estimated using a 0.55% to 0.56% dividend yield, expected volatility of 36.49% to 38.28% and a risk-free interest rate of 4.42% to 4.96%. The Company’s stock options are not publicly traded; therefore, expected volatilities are based on historical volatility of the Company’s stock. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term. The expected term of 3.75 to 4.75 years was utilized based on the “simplified” method for determining the expected term of stock options in Staff Accounting Bulletin No. 107, “Share-Based Payment.” Assumptions used in estimating the fair value of stock options granted for the year ended December 31, 2006 are consistent with the assumptions used prior to the adoption of FAS 123(R) with the exception of the expected life. As a result of using the “simplified” method, the expected life was shortened by 1.25 years.

FAS 123(R) requires companies to estimate the expected forfeitures for all unvested awards and record compensation costs only for those awards that are expected to vest. As of December 31, 2006, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $1,601. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 3.3 years.

The amount of stock-based compensation costs related to stock options recorded for the year ended December 31, 2006 was $448. Diluted earnings per share changed by $0.02 in the year ended December 31, 2006 as a result of adopting FAS 123(R) on January 1, 2006.

Cambrex senior executives participate in a long-term incentive plan which rewards achievement of long-term strategic goals with restricted stock units. Awards are made annually to key executives and vest in one-third increments on the first, second and third anniversaries of the grant. On the third anniversary of the grant, restrictions on sale or transfer are removed and shares are issued to executives. In the event of termination of employment or retirement, the participant is entitled to the vested portion of the restricted stock units and forfeits the remaining amount; the three-year sale and transfer restriction remains in place. For certain employees with employment contracts, all shares vest upon certain events, including a change in control. In the event of death or permanent disability, all shares vest and the deferred sales restriction lapses. These awards are classified as equity awards as defined in FAS 123(R). Historically, only senior executives participated in this plan. As of January 1, 2006, certain other employees are eligible to receive restricted stock as part of a redesigned stock-based compensation plan. These awards cliff vest on the third anniversary of the grant date. For the years ended December 31, 2006, 2005 and 2004, the Company recorded $1,040, $892 and $725, respectively, in compensation expense for this plan. In addition, the Company recorded $2,214 and $227 in compensation expense in 2005 and 2004, respectively, for restricted stock in accordance with the former CEO’s sign-on agreement. As of December 31, 2006, the total compensation cost related to unvested restricted stock granted but not yet recognized was $2,553. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.7 years.

At December 31, 2005, the Company had outstanding 150,000 fully-vested cash-settled incentive SARs at a price of $19.30. These SARs were classified as liability awards and, as such, were recorded at fair value until the rights were exercised during the fourth quarter of 2006. For the year ended December 31, 2006 the Company recorded $269 in compensation expense. For the years ended December 31, 2005 and 2004 the Company recorded the SAR’s at intrinsic value, which resulted in a $1,170 reversal of compensation expense in 2005 and $276 of compensation expense in 2004. Under FAS 123(R), the Company is required to measure the SARs at fair market value. Prior to adopting FAS 123(R), the SARs were measured at the intrinsic value. The Company also recorded $228 in compensation expense as a cumulative effect of a change in accounting principle in accordance with FAS 123(R) in 2006.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(14) Stock based Compensation — (continued)

Shares of Common Stock subject to outstanding options under the stock option plans were as follows:

		Options Outstanding				Options Exercisable
				Weighted Average			Weighted
				Remaining			Average
	Authorized	Number of	Option Price	Contractual	Exercise	Number of	Exercise
	for Issuance	Shares	per Share	Life (yrs)	Price	Shares	Price

1994 Plan	300,000	14,000	$ 26.67	4.31	$26.67	14,000	$26.67
1996 Plan	3,000,000	126,000	17.31 – 25.16	2.81	20.95	125,250	20.94
		169,148	26.00 – 37.07	3.36	30.71	169,148	30.71
		257,434	40.50 – 43.63	3.56	43.12	257,434	43.12
1998 Plan	1,180,000	296,985	18.75 – 27.56	2.37	22.57	252,400	22.78
		137,839	34.75 – 43.63	3.55	41.50	137,839	41.50
2000 Plan	500,000	195,775	20.28 – 21.71	5.93	21.03	103,900	20.72
		149,000	34.75 – 46.85	3.65	43.68	149,000	43.68
2001 Plan	750,000	182,130	18.68 – 25.88	1.55	24.69	162,055	25.10
		422,112	29.75 – 42.87	3.97	33.54	422,112	33.54
		8,582	46.85	4.57	46.85	8,582	46.85
2003 Plan	500,000	224,038	18.68 – 25.56	4.74	20.37	144,371	19.81
2004 Plan	1,500,000	580,350	18.15 – 21.90	3.86	21.80	580,350	21.80

	7,730,000	2,763,393	$17.31 – $46.85		$28.46	2,526,441	$29.12

The following table is a summary of the Company’s stock option activity issued to employees and related information:

		Weighted Average
	Number of		Options
	Shares	Exercise Price	Exercisable

Outstanding at December 31, 2003	3,702,865	$28.62	1,867,331

Granted	1,029,350	22.08
Exercised	(353,951)	17.48
Forfeited or expired	(428,407)	35.76

Outstanding at December 31, 2004	3,949,857	27.07	1,787,967

Granted	653,033	20.07
Exercised	(292,538)	13.32
Forfeited or expired	(296,705)	31.45

Outstanding at December 31, 2005	4,013,647	26.60	4,013,647

Granted	249,367	21.39
Exercised	(1,069,876)	19.91
Forfeited or expired	(429,745)	28.26

Outstanding at December 31, 2006	2,763,393	28.46

Exercisable at December 31, 2006		$29.12	2,526,441

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(14) Stock based Compensation — (continued)

The aggregate intrinsic value for all stock options exercised for the years ended December 31, 2006, 2005 and 2004 were $2,684, $1,701 and $3,139, respectively. The aggregate intrinsic value for all stock options outstanding as of December 31, 2006 was $2,025. The aggregate intrinsic value for all stock options exercisable as of December 31, 2006 was $1,710.

		Weighted-
	Number of	Average Grant-
Nonvested Stock Options	Shares	Date Fair Value

Nonvested at January 1, 2006	—
Granted	249,367	$21.39
Forfeited	(12,415)	$21.39

Nonvested at December 31, 2006	236,952	$21.39

A summary of the Company’s nonvested restricted stock as of December 31, 2006 and changes during the year ended December 31, 2006, are presented below:

		Weighted-
	Number of	Average Grant-
Nonvested Restricted Stock	Shares	Date Fair Value

Nonvested at January 1, 2006	69,756	$24.30
Granted	153,838	21.52
Vested during period	(30,306)	24.64
Forfeited	(27,420)	22.11

Nonvested at December 31, 2006	165,868	$22.02

(15) Retirement Plans and Other Postretirement Benefits

The Company adopted FAS 158 for the year ended December 31, 2006. FAS 158 requires an employer to recognize the overfunded or underfunded status of each pension and other postretirement benefit plan as an asset (for overfunded plans) or a liability (for underfunded plans) in the balance sheet replacing the accrued or prepaid asset currently recorded and reversing any amounts previously recorded with respect to any additional minimum pension liability. Shareholders’ Equity and Accumulated Other Comprehensive Income changed due to the change in the additional minimum liability that would have been recognized at December 31, 2006, and the incremental effect of adopting FAS 158. The adoption of FAS 158 resulted in an increase in non-current liabilities of $12,211, a decrease in current liabilities of $5,291, a decrease in accumulated other comprehensive income of $7,464 ($7,088 net of tax) and a decrease to other assets of $544.

Domestic Pension Plans

The Company maintains two U.S. defined-benefit pension plans which cover all eligible employees: the Nepera Hourly Pension Plan which covers the union employees at the previously-owned Harriman, New York plant, and the Cambrex Pension Plan which covers all other eligible employees.

Benefits for the salaried and certain hourly employees are based on salary and years of service, while those for employees covered by a collective bargaining agreement are based on negotiated benefits and years of service.

The Company’s policy is to fund pension costs currently to the full extent required by the Internal Revenue Code. Pension plan assets consist primarily of balanced fund investments.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(15) Retirement Plans and Other Postretirement Benefits — (continued)

The net periodic pension expense for 2006, 2005 and 2004 is based on a twelve month period and on valuations of the plans as of January 1. However, the reconciliation of funded status is determined as of the September 30 measurement date.

The funded status of these plans, incorporating fourth quarter contributions, as of September 30, 2006 and 2005 is as follows:

	2006	2005

Change in benefit obligation
Benefit obligation at October 1	$58,451	$53,253
Service cost	2,571	2,751
Interest cost	3,448	3,166
Actuarial (gain)/loss	(562)	1,393
Benefits paid	(2,391)	(2,112)

Benefit obligation at September 30	$61,517	$58,451

	2006	2005

Change in plan assets
Fair value of plan assets at October 1	$38,437	$34,887
Actual return on plan assets	3,381	3,861
Contributions	3,334	1,801
Benefits paid	(2,391)	(2,112)

Fair value of plan assets at September 30	$42,761	$38,437

Funded status	(18,756)	(20,014)
Unrecognized prior service cost	—	476
Unrecognized net loss	—	14,272
Additional minimum liability	—	(9,442)

Accrued benefit cost at September 30,	(18,756)	(14,708)
Fourth quarter contributions	902	—

Accrued benefit cost at December 31,	$(17,854)	$(14,708)

The amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2006 consist of the following:

2006

Actuarial loss	$12,922
Prior service cost	430

$13,352

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(15) Retirement Plans and Other Postretirement Benefits — (continued)

Major assumptions used in determining the benefit obligation as of September 30 for the Company’s domestic pension plans are presented in the following table:

	2006	2005

Discount rate	6.00%	5.75%
Rate of compensation increase	5.00%	5.00%

The components of net periodic pension cost are as follows:

	2006	2005	2004

Components of net periodic pension cost
Service cost	$2,571	$2,751	$2,395
Interest cost	3,448	3,166	3,010
Expected return on plan assets	(3,041)	(2,939)	(2,768)
Amortization of prior service cost	46	46	46
Recognized actuarial loss	448	466	592

Net periodic benefit cost	$3,472	$3,490	$3,275

The estimated amounts that will be amortized from accumulated other comprehensive income/(loss) into net periodic cost in 2007 are as follows:

Pension
Benefits

Actuarial loss	$395
Prior service cost	46

Total	$441

Major assumptions used in determining the net cost for the Company’s domestic pension plans are presented in the following table:

	2006	2005	2004

Discount rate	5.75%	5.75%	6.00%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	4.50%

In making its assumption for the long-term rate of return, the Company has utilized historical rates earned on securities allocated consistently with its investments.

The aggregate Accumulated Benefit Obligation (“ABO”) of $56,376 exceeds plan assets by $13,616 as of September 30, 2006 for all domestic plans.

The Company expects to contribute approximately $5,647 in cash to its two U.S. defined-benefit pension plans in 2007.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(15) Retirement Plans and Other Postretirement Benefits — (continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension
Benefits

2007	$2,270
2008	$2,391
2009	$2,526
2010	$2,658
2011	$2,846
2012-2016	$17,965

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

The allocation of pension plan assets is as follows:

			Percentage of Plan
	Target		Assets
Asset Category:	Allocation		2006	2005

U.S. equities	30	%-70%	45.8%	49.9%
International equities	0	%-20%	11.7%	11.2%
U.S. fixed income	20	%-60%	35.6%	36.9%
Cash	N/A		6.9%	2.0%

			100.0%	100.0%

The Company has two Supplemental Executive Retirement Plans (“SERP”) for key executives. These plans are non-qualified and unfunded.

The benefit obligation for these plans as of December 31, 2006 and 2005 is as follows:

	2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$8,030	$7,422
Service cost	193	224
Interest cost	463	434
Actuarial loss	394	280
Benefits paid	(264)	(330)

Benefits obligation at end of year	8,816	8,030

Funded status	(8,816)	(8,030)
Unrecognized prior service cost	—	20
Unrecognized net transition obligation	—	199
Unrecognized net loss	—	1,747
Additional minimum liability	—	(1,649)

Accrued benefit at December 31,	$(8,816)	$(7,713)

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(15) Retirement Plans and Other Postretirement Benefits — (continued)

The amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2006 consist of the following:

2006

Actuarial loss	$2,098
Prior service cost	16
Transition obligation	98

$2,212

Major assumptions used in determining the benefit obligation as of December 31 for the Company’s SERP Plans are presented in the following table:

	2006	2005

Discount rate	5.75%	5.75%
Rate of compensation increase	5.00%	5.00%

The components of net periodic benefit cost are as follows:

	2006	2005	2004

Components of net periodic benefit cost
Service cost	$193	$224	$215
Interest cost	463	434	440
Amortization of prior service cost	4	4	4
Recognized actuarial loss	143	140	159

Net periodic benefit cost	$803	$802	$818

The estimated amounts that will be amortized from accumulated other comprehensive income/(loss) into net periodic cost in 2007 are as follows:

SERP
Benefits

Actuarial loss	$66
Prior service cost	4
Transition obligation	98

Total	$168

Major assumptions used in determining the net cost for the Company’s SERP plans are presented in the following table:

	2006	2005	2004

Discount rate	5.75%	5.75%	6.00%
Rate of compensation increase	5.00%	5.00%	5.00%

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(15) Retirement Plans and Other Postretirement Benefits — (continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

SERP
Benefits

2007	$480
2008	$598
2009	$612
2010	$617
2011	$616
2012-2016	$2,956

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

The funded status of these plans, as of December 31, 2006 and 2005 is as follows:

	2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$13,243	$13,810
Service cost	721	606
Interest cost	578	607
Plan participants’ contributions	—	—
Actuarial loss	176	873
Benefits paid/transfers	(312)	(252)
Foreign exchange	2,156	(2,401)

Benefit obligation at end of year	$16,562	$13,243

Change in plan assets
Fair value of plan assets at beginning of year	$583	$488
Actual return on plan assets	24	9
Company contributions	377	126
Plan participants’ contributions	58	44
Benefits paid	(38)	(10)
Foreign exchange	87	(74)

Fair value of plan assets at end of year	$1,091	$583

Funded status	$(15,472)	$(12,663)
Unrecognized actuarial loss	—	2,796
Unrecognized prior service cost	—	(80)
Unrecognized net gain	—	(35)
Additional minimum liability	—	(1,646)
Foreign exchange	—	(63)

Accrued benefit	$(15,472)	$(11,691)

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(15) Retirement Plans and Other Postretirement Benefits — (continued)

The amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2006 consist of the following:

2006

Actuarial loss	$2,944
Prior service credit	(75)

$2,869

Major assumptions used in determining the benefit obligation as of December 31, for the Company’s international pension plans are presented in the following table:

	2006		2005

Discount rate	4.00	%-4.50%	4.50	%-5.00%
Rate of compensation increase	2.70	%-3.25%	3.00	%-3.50%

The components of the net periodic pension cost are as follows:

	2006	2005	2004

Components of net periodic pension cost
Service cost	$721	$606	$520
Interest cost	578	607	621
Expected return on plan assets	(88)	(67)	(52)
Amortization of unrecognized net obligation	(35)	(35)	(35)
Amortization of prior service cost	(6)	(6)	(6)
Recognized actuarial loss	73	49	36

Net periodic benefit cost	$1,243	$1,154	$1,084

The estimated amounts that will be amortized from accumulated other comprehensive income/(loss) into net periodic cost in 2007 are as follows:

Pension
Benefits
Actuarial loss	$170
Prior service cost	(7)

Total	$163

Major assumptions used in determining the net cost for the Company’s international pension plans are presented in the following table:

	2006	2005	2004

Discount rate	4.50% – 5.00%	4.50% – 5.00%	4.50% – 5.26%
Expected return on plan assets	4.25%	4.50%	4.50%
Rate of compensation increase	3.00% – 3.50%	3.00% – 3.50%	3.00% – 3.50%

The aggregate ABO of $15,029 for international plans exceeds plan assets by $13,938 in 2006.

The Company expects to contribute approximately $434 in cash to its international pension plans in 2007.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(15) Retirement Plans and Other Postretirement Benefits — (continued)

  Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension
Benefits

2007	$389
2008	$473
2009	$522
2010	$581
2011	$621
2012-2016	$4,244

The allocation of pension plan assets is as follows:

	Percentage of Plan Assets
	2006	2005

Asset Category:
Fixed income	100.0%	100.0%

  Savings Plan

Cambrex makes available to all employees a savings plan as permitted under Sections 401(k) and 401(a) of the Internal Revenue Code. Employee contributions are matched in part by Cambrex. The cost of this plan amounted to $2,285, $2,095 and $2,092 in 2006, 2005 and 2004, respectively.

  Other Postretirement Benefits

Cambrex provides post-retirement health and life insurance benefits (“postretirement benefits”) to all eligible retired employees. Employees who retire at or after age 55 with fifteen years of service are eligible to participate in the postretirement benefit plans. Certain subsidiaries and all employees hired after December 31, 2002 (excluding those covered by collective bargaining) are not eligible for these benefits. The Company’s responsibility for such premiums for each plan participant is based upon years of service. Such plans are self-insured and are not funded. Effective January 1, 2006, the Cambrex Retiree Medical Plan will no longer provide prescription coverage to retirees or dependents age 65 or over.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(15) Retirement Plans and Other Postretirement Benefits — (continued)

The benefit obligation of the plan as of September 30, 2006 and 2005, incorporating fourth quarter payments, is as follows:

	2006	2005

Change in benefit obligation
Accumulated benefit obligation at October 1	$1,872	$2,655
Service cost	60	60
Interest cost	109	154
Plan participants’ contributions	63	—
Actuarial gain	(181)	(766)
Plan amendments	—	(51)
Benefits paid	(128)	(180)

Accumulated benefit obligation at September 30	$1,795	$1,872
Unrecognized net loss	—	(1,343)
Unrecognized prior service cost	—	1,046

Accrued benefit cost at September 30,	$1,795	$1,575
Fourth quarter benefits paid	—	(29)

Amount recognized at December 31	$1,795	$1,546

Amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2006 consist of the following:

2006

Actuarial loss	$1,077
Prior service credit	(890)

$187

The periodic postretirement benefit cost includes the following components:

	Years Ended December 31,
	2006	2005	2004

Components of net periodic benefit cost
Service cost	$60	$60	$53
Interest cost	109	154	154
Actuarial loss recognized	85	118	119
Amortization of unrecognized prior service cost	(155)	(152)	(151)

Total periodic postretirement benefit cost	$99	$180	$175

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(15) Retirement Plans and Other Postretirement Benefits — (continued)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2007 are as follows:

Other
Postretirement
Benefits

Actuarial loss	$65
Prior service credit	(155)

Total	$(90)

Major assumptions used in determining the benefit obligation and net cost for the Company’s postretirement benefits are presented in the following table as weighted averages:

	Benefit
	Obligation		Net Cost
	2006	2005	2006	2005	2004

Weighted-average assumptions:
Discount rate	6.00%	5.75%	5.75%	5.75%	6.00%

  Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Other Postretirement
Benefits

2007	$77
2008	$84
2009	$86
2010	$91
2011	$97
2012-2016	$568

The assumed health care cost trend rate used to determine the accumulated postretirement benefit obligation is 10% in 2006 decreasing 1% per year to an ultimate rate of 5% in 2011 (9% in 2005). A one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by $48 and would increase the sum of interest and service cost by $3. A one-percentage-point decrease would lower the accumulated postretirement benefit obligation by $54 and would decrease the sum of interest and service cost by $3.

  Other

The Company has a non-qualified Compensation Plan for Key Executives (“the Deferred Plan”). Under the Deferred Plan, officers and key employees may elect to defer all or any portion of their pre-tax earnings or to elect to defer receipt of the Company’s stock which would otherwise have been issued upon the exercise of the Company’s options. Included within other liabilities at December 31, 2006 and 2005 there is $1,840 and $2,472, respectively, representing the Company’s obligation under the plan. To assist in the funding of this obligation, the Company invests in certain mutual funds and as such, included within other assets at December 31, 2006 and 2005 is $1,840 and $2,472, respectively, representing the fair value of these funds. Total shares held in trust as of December 31, 2006 and 2005 are 232,430 and 224,075, respectively, and are included as a reduction of equity at cost. The value of the shares held in trust and the corresponding liability of $5,281 at December  31, 2006 has been recorded in equity.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(15) Retirement Plans and Other Postretirement Benefits — (continued)

The Deferred Plan is not funded by the Company, but the Company has established a Deferred Compensation Trust Fund which holds the shares issued.

(16) Segment Information

The Company classifies its business units into three reportable segments: Bioproducts, consisting of research products and services and therapeutic application products, Biopharma, consisting of biopharmaceutical process development and manufacturing services and Human Health, consisting of active pharmaceutical ingredients and pharmaceutical intermediates produced under FDA cGMP for use in the production of prescription and over-the-counter drug products and other fine custom chemicals derived from organic chemistry.

Information as to the operations of the Company in each of its business segments is set forth below based on the nature of the products and services offered. Cambrex evaluates performance based on gross profit and operating profit. Intersegment sales are not material. The Company allocates certain corporate expenses to each of the segments.

In 2006, 2005 and 2004 no single customer accounted for more than 10% of total consolidated gross sales.

The Company currently has a long-term sales contract within the Human Health segment that accounts for more than 10% of segment sales that is scheduled to expire at the end of 2008.

The following is a summary of business segment information:

	2006	2005	2004

Gross Sales
Bioproducts	$163,119	$149,498	$136,108
Biopharma	52,477	41,698	43,270
Human Health	236,659	223,565	216,528

	$452,255	$414,761	$395,906

Gross Product Sales Detail for Each Segment

	2006	2005	2004

Bioproducts:
Research products	$80,394	$75,810	$70,657
Therapeutic application	82,725	73,688	65,451

Total Bioproducts	$163,119	$149,498	$136,108

Biopharma:
Contract biopharmaceutical manufacturing	$52,477	$41,698	$43,270

Total Biopharma	$52,477	$41,698	$43,270

Human Health:
Active pharmaceutical ingredients	$176,407	$162,710	$158,894
Pharmaceutical intermediates	29,786	30,578	25,815
Other	30,466	30,277	31,815

Total Human Health	$236,659	$223,565	$216,524

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(16) Segment Information — (continued)

	2006	2005	2004

Gross Profit
Bioproducts	$84,350	$77,908	$74,930
Biopharma	3,236	(3,811)	4,880
Human Health	83,763	86,028	84,276

	$171,349	$160,125	$164,086

	2006	2005	2004

Operating profit/(loss)
Bioproducts	$27,196	$25,670	$26,386
Biopharma	(6,062)	(97,245)	(53,813)
Human Health	49,157	50,512	50,352
Corporate	(37,444)	(25,922)	(24,092)

Total operating profit/(loss)	$32,847	$(46,985)	$(1,167)

Capital Expenditures
Bioproducts	$9,504	$12,392	$10,601
Biopharma	4,066	5,536	9,167
Human Health	28,946	18,103	14,515
Corporate	68	1,156	1,119

	$42,584	$37,187	$35,402

Depreciation
Bioproducts	$6,613	$6,066	$5,514
Biopharma	3,705	4,840	4,239
Human Health	18,223	18,750	22,425
Corporate	766	1,179	1,234

	$29,307	$30,835	$33,412

Amortization
Bioproducts	$1,861	$1,295	$1,455
Biopharma	259	903	431
Human Health	39	39	35

	$2,159	$2,237	$1,921

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(16) Segment Information — (continued)

	2006	2005

Total Assets
Bioproducts	$240,032	$231,965
Biopharma	56,097	58,652
Human Health	286,437	249,299
Corporate	23,810	24,068
Assets of discontinued operations	—	48,488

	$606,376	$612,472

(17) Foreign Operations and Export Sales

The following summarized data represents the gross sales and long lived tangible assets for the Company’s domestic and foreign entities for 2006, 2005 and 2004:

	Domestic	Foreign	Total

2006
Gross sales	$230,486	$221,769	$452,255
Long-lived tangible assets	111,360	115,664	227,024
2005
Gross sales	$217,250	$197,511	$414,761
Long-lived tangible assets	112,500	89,284	201,784
2004
Gross sales	$199,889	$196,017	$395,906
Long-lived tangible assets	124,595	104,175	228,770

Export sales, included in domestic gross sales, in 2006, 2005 and 2004 amounted to $43,872, $47,115, and $29,945, respectively.

Sales by geographic area consist of the following:

	2006	2005	2004

North America	$222,058	$196,970	$205,749
Europe	202,261	191,155	164,228
Asia	17,963	17,958	17,493
Other	9,973	8,678	8,436

Total	$452,255	$414,761	$395,906

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(18) Commitments

The Company has operating leases expiring on various dates through the year 2026. The leases are primarily for the rental of office space, office and laboratory equipment and vehicles. At December 31, 2006, future minimum commitments under non-cancelable operating lease arrangements were as follows:

Year ended December 31:
2007	$4,968
2008	4,392
2009	4,080
2010	2,925
2011 and thereafter	4,412

Total commitments	$20,777

Total operating lease expense was $5,497, $5,627 and $4,768 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company is party to several unconditional purchase obligations resulting from contracts that contain legally binding provisions with respect to quantities, pricing and timing of purchases. The Company’s purchase obligations include commitments to purchase raw materials and equipment and for the construction of a new warehouse and R&D laboratory. At December 31, 2006 future commitments under these obligations were as follows:

Year ended December 31:
2007	$10,708
2008	1,724
2009	1,349
2010	999
2011 and thereafter	999

Total commitments	$15,779

In the first quarter 2003, the Company reached an agreement with Mylan Laboratories, Inc. under which the Company would contribute $12,415 to the settlement of consolidated litigation brought by a class of direct purchasers. As of December 31, 2006, $9,215 was paid in accordance with the agreement, with the remaining $3,200 to be paid in two equal installments over the next two years.

(19) Contingencies

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. The Company continually assesses all known facts and circumstances as they pertain to all legal and environmental matters and evaluates the need for reserves and disclosures as deemed necessary based on these facts and circumstances and as such facts and circumstances develop. These matters, either individually or in the aggregate, could have a material adverse effect on the Company’s financial condition, operating results and cash flows in a future reporting period.

  Environmental

In connection with laws and regulations pertaining to the protection of the environment, the Company and/or its subsidiaries is a party to several environmental proceedings and remediation investigations and cleanups and,

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(19) Contingencies — (continued)

along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites (“Superfund sites”). Additionally, as discussed in the “Sale of Rutherford Chemicals” section of this Note, the Company has retained the liability for certain environmental proceedings, associated with the Rutherford Chemicals business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company.

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

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company’s current and former operating sites. These accruals were $4,862 and $3,353 at December 31, 2006 and December 31, 2005, respectively. The increase in the accrual is primarily due to an increase in the reserve for several of the Company’s former operating sites of $1,252, an increase in the reserve at a Company subsidiary with an offsetting receivable recorded in Other Assets of $887 and currency fluctuation of $119, partially offset by payments of $749. Based upon currently available information and analysis, the Company’s current accrual represents management’s best estimate of the probable and estimable costs associated with environmental proceedings including amounts for legal and investigation fees where remediation costs may not be estimable at the reporting date.

As a result of the sale of the Bayonne, New Jersey facility (see “Sale of Rutherford Chemicals” section of this Note), an obligation to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act was triggered and the Company has retained the responsibility for such obligation. The Company completed a preliminary assessment of the site and submitted the preliminary assessment to the New Jersey Department of Environmental Protection (“NJDEP”). The preliminary assessment identified potential areas of concern based on historical operations and sampling of such areas commenced. The Company has completed a second phase of sampling and determined that a third phase of sampling is necessary to determine the extent of contamination and any necessary remediation. The results of the completed and proposed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company’s future liability for remediation costs, if required. The Company submitted its plan for the third phase of sampling to the NJDEP during the fourth quarter of 2005. The sampling will commence upon approval of the sampling plan. During 2006 the Company increased reserves by $235 to cover currently anticipated investigation and minimum remediation costs related to the site.

In March 2000, the Company completed the acquisition of the Cambrex Profarmaco Landen facility in Belgium. At the time of acquisition, Cambrex was aware of certain site contamination and recorded a reserve for the estimated costs of remediation. As discussed in Note 20, in October 2006, the Company completed the sale of the Landen facility and the obligation related to the remediation of this site transferred to the new owner with the sale.

The Company’s Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. Prior to the acquisition by the Company, the operations were moved to another location and thereafter Cambrex purchased the business. In 1997, Cosan entered into an Administrative Consent Order with the NJDEP. Under the Administrative Consent Order, Cosan was required to complete an investigation of the extent of the contamination related to the Clifton site and conduct remediation as may be necessary. During the third quarter of 2005, the Company completed the investigation related to the Clifton site, which extends to adjacent properties. The results of the investigation caused the Company to increase its related reserves by $1,300 in 2005 based on the

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(19) Contingencies — (continued)

proposed remedial action plan. The Company submitted the results of the investigation and proposed remedial action plan to the NJDEP. In late 2006, the NJDEP requested that an additional investigation be conducted at the site. The Company expects to complete such additional work during the next several months.

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

In March 2006, the Company received notice from the USEPA that two former operating subsidiaries are considered PRPs at the Berry’s Creek Superfund Site, Bergen County, New Jersey. The operating companies are among many other PRPs that were listed in the notice. Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek Site. The Company has met with the other PRPs. Both operating companies joined the groups of PRPs and filed a joint response to the USEPA agreeing to jointly negotiate to conduct or fund (along with other PRPs) an appropriate remedial investigation and feasibility study of the Berry’s Creek Site. At this time it is too early to predict the extent of any liabilities. However, reserves have been established to cover anticipated initial costs related to the site.

The Company is involved in other matters where the range of liability is not reasonably estimable at this time and it is not determinable when information will become available to provide a basis for recording an accrual, should an accrual ultimately be required.

Litigation and Other Matters

Mylan Laboratories

In 1998 the Company and its subsidiary Profarmaco S.r.l. (currently known as Cambrex Profarmaco Milano S.r.l.”) (“Profarmaco”) were named as defendants (along with Mylan Laboratories, Inc. (“Mylan”) and Gyma Laboratories of America, Inc., Profarmaco’s distributor in the United States) in a proceeding instituted by the Federal Trade Commission (“FTC”) in the United States District Court for the District of Columbia (the “District Court”). Suits were also commenced by several State Attorneys’ General. The suits alleged violations of the Federal Trade Commission Act arising from exclusive license agreements between Profarmaco and Mylan covering two APIs. The FTC and Attorneys’ General suits were settled in February 2001, with Mylan (on its own behalf and on behalf of Profarmaco and Cambrex) agreeing to pay over $140,000 and with Mylan, Profarmaco and Cambrex agreeing to monitor certain future conduct.

The same parties including the Company and Profarmaco have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of the APIs in generic form, making allegations similar to those raised in the FTC’s complaint and seeking various forms of relief including treble damages.

In April 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. In accordance with the agreement $9,215 has been paid through December 31, 2006, with the remaining $3,200 to be paid over the next two years.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(19) Contingencies — (continued)

Vitamin B-3

In May 1998, the Company’s subsidiary, Nepera, which formerly operated the Harriman facility and manufactured and sold niacinamide (“Vitamin B-3”), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. In 2000, Nepera reached agreement with the Government as to its alleged role in Vitamin B-3 violations from 1992 to 1995. The Canadian government claimed similar violations. All government suits in the U.S. and Canada have been concluded.

Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3. The actions seek injunctive relief and unspecified but substantial damages. All cases have been settled within established reserve amounts.

Settlement documents are expected to be finalized and payments are expected to be made during the next several months. The balance of the reserves recorded within accrued liabilities related to this matter was $1,582 as of December 31, 2006.

Sale of Rutherford Chemicals

The Company completed the sale of its Rutherford Chemicals business in November 2003. Under the agreement for the sale (“Purchase Agreement”), the Company provided standard representations and warranties and included various covenants concerning the business, operations, liabilities and financial condition of the Rutherford Chemicals business (“Rutherford Business”). Most of such representations and warranties survived for a period of thirty days after the preparation of the audited financial statements for year-end 2004 by the purchasers of the Rutherford Business (“Buyers”). Therefore, claims for breaches of such representations had to be brought during such time frame. Certain specified representations, warranties and covenants, such as those relating to employee benefit matters and certain environmental matters, survive for longer periods and claims under such representations, warranties and covenants could be brought during such longer periods. Under the Purchase Agreement, the Company has indemnified the Buyer for breaches of representations, warranties and covenants. Indemnifications for certain but not all representations and warranties are subject to a deductible of $750 and a cap at 25 percent of the purchase price.

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
(dollars in thousands, except share data) — (Continued)

(19) Contingencies — (continued)

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

In September 2005, the Company received a request for indemnity (“September Notice”) from the Buyers related to an arbitration claim filed by a Rutherford Business customer (“Customer”). The arbitration claim arises from a claimed breach of a supply agreement that was assigned to and assumed by the Buyers pursuant to the Purchase Agreement. Thereafter, the Company was also served with an arbitration claim by the Customer related to the same matter. In the arbitration claim, the Customer claims $30,000 in damages arising from Buyers’ breach of the supply agreement. The Buyers have now settled the Customer arbitration claim for $1,500. The Buyers claim that the September Notice amends the earlier claims that they filed in March and April 2005, as discussed above, and that the Customer’s claimed breach of the supply agreement should be treated as part of a breach of a representation, warranty or covenant set forth in the earlier notices. The supply agreement was assigned to and assumed by the Buyers, and the Company has now been dismissed from the Customer’s arbitration claim. In October 2005, the Company rejected the Buyers’ claim for indemnity under the September Notice in its entirety.

In October 2005, the Company received a notice from the Buyers (“October Notice”) that summarized the claims previously received in March and April 2005, and included the Buyers’ response to the Company’s April and May rejection of the earlier notices. The October Notice also set forth additional claims for environmental matters related to the Rutherford Business that relate to environmental matters at each of the five operating sites sold pursuant to the Purchase Agreement. In December 2005, the Buyers added two additional environmental claims related to the former operating sites (“December Notices”). The Company has now responded to the October and December Notices disputing the environmental claims on various grounds, including that the Company believes most claims relate to Buyers’ obligations under the Purchase Agreement. The Company also requested additional information because some environmental claims may be covered by sections of the Purchase Agreement where the parties share liability concerning such matters.

In April 2006, the Company received a summons and complaint (the “Complaint”) from the Buyers, which was filed in the Supreme Court of the State of New York, County of New York. The Complaint seeks indemnification, declaratory and injunctive relief for alleged (i) breaches of representations, warranties and covenants covering each of the former operating sites related to facility structures, utilities and equipment included in the March, April and October Notices mentioned above and the allegedly related breach of the Customer Supply Agreement arising from a breach of warranty at the Harriman facility included in the September Notice mentioned above (collectively “Equipment Matters”); and (ii) claims related to environmental matters at each of the five operating locations, most of which related to the former Harriman location included in the October Notice and December Notices mentioned above (collectively “Environmental Matters”).

The Company continues its evaluation of Buyers’ allegations and intends to defend itself against these claims vigorously. The Company continues to believe that the Equipment Matters are without merit. Further, the Company continues to believe that based on current information the majority of the Environmental Matters are either the Buyers’ responsibility or without merit and the remaining are otherwise not reasonably estimable at this time. As such, the Company has recorded no reserves for this matter.

Class Action Matter

In October 2003, the Company was notified of a securities class action lawsuit filed against Cambrex and five former and current Company officers. Five class action suits were filed with the New Jersey Federal District Court

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(19) Contingencies — (continued)

(the “Court”). Discovery in this matter is proceeding. In January 2004, the Court consolidated the cases, designated the lead plaintiff and selected counsel to represent the class. An amended complaint was filed in March 2004. The lawsuit has been brought as a class action in the names of purchasers of the Company’s common stock from October 21, 1998 through July 25, 2003. The complaint alleges that the Company failed to disclose in a timely fashion the January 2003 accounting restatement and subsequent SEC investigation, as well as the loss of a significant contract at the Baltimore facility.

The Company filed a Motion to Dismiss in May 2004. Thereafter, the plaintiff filed a reply brief. In October 2005, the Court denied the Company’s Motion to Dismiss against the Company and two current Company officers. The Company has reached its deductible under its insurance policy and further costs, expenses and any settlement is expected to be paid by the Company’s insurers. The Company continues to believe that the complaints are without merit and will vigorously defend against them. As such, the Company has recorded no reserves related to this matter.

Securities and Exchange Commission

The SEC is currently conducting an investigation into the Company’s inter-company accounting procedures from the period 1997 through 2001. The investigation began in the first half of 2003 after the Company voluntarily disclosed certain matters related to inter-company accounts for the five-year period ending December 31, 2001 that resulted in the restatement of the Company’s financial statements for those years. To the Company’s knowledge, the investigation is limited to this inter-company accounting matter, and the Company does not expect further revisions to its historical financial statements relating to these issues. The Company is fully cooperating with the SEC.

Baltimore Litigation

In 2001, the Company acquired the biopharmaceutical manufacturing business in Baltimore (the “Baltimore Business”). The sellers of the Baltimore Business filed suit against the Company alleging that the Company made false representations during the negotiations on which the sellers relied in deciding to sell the business and that the Company breached its obligation to pay additional consideration as provided in the purchase agreement which was contingent on the performance of the Baltimore Business. Management believes the matter to be without merit and continues its defense of this matter. A decision on the Motion for Summary Judgment filed in 2006 is pending.

Other

The Company has commitments incident to the ordinary course of business including corporate guarantees of certain subsidiary obligations to the Company’s lenders related to financial assurance obligations under certain environmental laws for remediation, closure and/or third party liability requirements of certain of its subsidiaries and a former operating location; contract provisions for indemnification protecting its customers and suppliers against third party liability for manufacture and sale of Company products that fail to meet product warranties and contract provisions for indemnification protecting licensees against intellectual property infringement related to licensed Company technology or processes.

Additionally, as permitted under Delaware law, the Company has agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that covers a portion of any potential exposure.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(19) Contingencies — (continued)

The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of December 31, 2006.

In addition to the matters identified above, Cambrex’s subsidiaries are party to a number of other proceedings.

(20) Discontinued Operations

On October 19, 2006, the Company signed a definitive stock purchase agreement to sell two businesses within the Human Health segment to a holding company controlled by International Chemical Investors II S.A. for nominal consideration. The sale closed on October 27, 2006. As a result of the transaction, the Company reported a non-cash charge of $23,244 in the fourth quarter of 2006.

As a result of the signing of the agreement on October 19, 2006, and the completion of the transaction on October 27, 2006, the Cork and Landen businesses are being reported as a discontinued operation in all periods presented.

In addition to the operations of the Cork and Landen businesses, the Company records activity related to the sale of the Rutherford Chemicals business in 2003 as discontinued operations. During the fourth quarter of 2006, the Company recorded $200 related to an environmental reserve for a Rutherford Chemicals site. For the years ended December 31, 2006, 2005 and 2004 the Company recorded $200, $0 and $978, respectively, in discontinued operations pertaining to Rutherford Chemicals.

The following table shows revenues and loss from the discontinued operations:

	Years Ended December 31,
	2006	2005	2004

Revenues	$30,942	$37,225	$43,209

Pre-tax loss from operations of discontinued operations	$(5,383)	$(29,819)	$(1,791)
Loss on sale of Cork and Landen	(23,244)	—	—

Loss from discontinued operations before income taxes	$(28,627)	$(29,819)	$(1,791)

The 2006, 2005 and 2004 pre-tax loss from operations of discontinued operations includes asset impairment charges of $2,092, $24,794 and $0, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data) — (Continued)

(20) Discontinued Operations — (Continued)

The following table shows the carrying amount of the assets and liabilities as of December 31, 2005 of the businesses that were sold on October  27, 2006:

December 31,
2005

Assets:
Cash	$590
Accounts receivable, net	5,141
Inventories, net	12,536
Other current assets	646
Property, plant and equipment, net	27,635
Intangibles, net	1,939

Total assets held for sale	48,487
Liabilities:
Accounts payable and accrued liabilities	6,231
Other liabilities	7,921

Total liabilities held for sale	$14,152

Net assets held for sale	$34,335

(21) Subsequent Event

On February 6, 2007, the Company completed the sale of the businesses that comprise the Bioproducts and Biopharma segments (excluding certain liabilities) to Lonza Group AG for total cash consideration of $460,000. One of the members of the Company’s Board of Directors is a Vice Chairman of a firm that was paid approximately $1,200 in 2006 to act as financial advisors on this transaction. The Company repaid all outstanding debt on its credit facility with the proceeds.

The following table shows the assets and liabilities of the Bioproducts and Biopharma segments as of December 31, 2006:

December 31,
2006

Current assets	$79,535
Other assets	202,296

Total assets	281,831

Current liabilities	33,401
Other liabilities	8,101

Total liabilities	41,502

Net assets	$240,329

CAMBREX CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL AND SUPPLEMENTARY DATA — UNAUDITED
(in thousands, except per share data)

	1st	2nd	3rd	4th
	Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)

2006
Gross sales	$109,264	$114,114	$104,442	$124,435
Net revenues	109,574	115,080	105,339	125,481
Gross profit	42,946	42,040	39,430	46,933
(Loss)/income from continuing operations	(1,867)	1,527	(1,466)	561
(Loss)/income before cumulative effect of a change in accounting principle	(1,177)	976	(4,304)	(25,367)
Net(loss)/income	(1,405)	976	(4,304)	(25,367)
Basic earnings per share:(8)
(Loss)/income from continuing operations	(0.07)	0.06	(0.05)	0.02
Net(loss)/income	(0.05)	0.04	(0.16)	(0.94)
Diluted earnings per share:(8)
(Loss)/income from continuing operations	(0.07)	0.06	(0.05)	0.02
Net(loss)/income	(0.05)	0.04	(0.16)	(0.93)
Average shares:
Basic	26,661	26,741	26,752	27,108
Diluted	26,661	26,791	26,752	27,252

	1st	2nd	3rd	4th
	Quarter	Quarter(5)	Quarter(6)	Quarter(7)

2005
Gross sales	$100,006	$105,963	$97,599	$111,193
Net revenues	101,568	106,601	97,956	112,345
Gross profit	42,398	39,833	37,339	40,555
Income/(loss) from continuing operations	4,719	8,041	1,568	(97,559)
Net income/(loss)	4,090	7,080	(48)	(121,580)
Basic earnings per share:(8)
Income/(loss) from continuing operations	0.18	0.30	0.06	(3.66)
Net income/(loss)	0.16	0.27	(0.00)	(4.56)
Diluted earnings per share:(8)
Income/(loss) from continuing operations	0.18	0.30	0.06	(3.66)
Net income/(loss)	0.15	0.27	(0.00)	(4.56)
Average shares:
Basic	26,346	26,402	26,418	26,654
Diluted	26,630	26,510	26,418	26,654

On October 27, 2006, the sale of the Cork and Landen facility, within the Human Health segment, was completed and accordingly, these businesses are being reported as discontinued operations in all periods presented.

(1)	Loss from continuing operations include pre-tax charges of $1,020 within administrative expenses for the costs related to the evaluation of strategic alternatives to enhance shareholder value, $1,445 within research and development expenses due to the acquisition of Cutanogen and $5,272 within interest expense due to the pre-payment of a portion of the Company’s long-term debt.

(2)	Income from continuing operations include pre-tax charges of $1,337 within administrative expenses for the costs related to the evaluation of strategic alternatives to enhance shareholder value and $92 within research and development expenses due to the acquisition of Cutanogen.

(3)	Loss from continuing operations include pre-tax charges of $1,734 within administrative expenses for the costs related to the evaluation of strategic alternatives to enhance shareholder value, $127 within research and development expenses due to the acquisition of Cutanogen and tax expense of $1,696 related to prior years returns included in the provision for income taxes. Discontinued operations include a goodwill impairment charge of $2,092.

(4)	Income from continuing operations include pre-tax charges of $4,516 within administrative expenses for the costs related to the evaluation of strategic alternatives to enhance shareholder value, $127 within research and development expenses due to the acquisition of Cutanogen and $1,475 for the write-down of an investment in equity securities. Discontinued operations include the loss on sale of the Cork and Landen businesses of $23,244 and $200 related to a Rutherford Chemicals environmental reserve.

(5)	Income from continuing operations include a tax benefit due to a favorable Swedish court decision of $3,329.

(6)	Income from continuing operations include pre-tax charges for an increase in an environmental reserve of $1,300 recorded in operating expenses.

(7)	Loss from continuing operations include pre-tax charges for goodwill impairment of $67,950 and long-lived asset impairment charge of $14,433 in the Biopharma segment. Results also include pre-tax charges for executive severance of $4,223 and an increase in valuation allowances against domestic deferred tax assets totaling $16,926 within the provision for income taxes. Discontinued operations include goodwill impairment of $8,435 and long-lived asset impairment charge of $16,359 and a tax benefit related to the long-lived asset impairment of $1,673.

(8)	Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period, as such, the sum of the quarters may not necessarily equal the earnings per share amount for the year.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, reported, accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and include those policies and procedures that:

•	Pertain to the maintenance of records, that in reasonable detail, accurately and fairly represent the transactions and dispositions of the assets of the Company,

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors of the Company, and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in our 2006 Annual Report.

Remediation of Prior Material Weakness

As reported in the annual report on Form 10-K for the year ended December 31, 2005, the Company’s management identified a material weakness in its internal controls over the accounting for income taxes. As result of this material weakness, management concluded in its 2005 annual report on Form 10-K that the Company’s internal controls over financial reporting was not effective as of December 31, 2005.

During 2006, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a -15(f). Based on this evaluation, our management determined that the actions listed below were sufficient to eliminate the material weakness described above. The Company has taken the following steps to eliminate the material weakness:

•	Strengthened procedures whereby the current income tax payable account and deferred income tax asset and liability accounts are reconciled on a regular and timely basis.

•	Increased level of review and discussion of significant tax matters and supporting documentation with senior finance management.

•	Hired additional permanent personnel in the tax department.

•	Identified interim personnel to augment existing corporate tax staff to ensure there are adequate resources to reconcile all tax-related accounts for each reporting period.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10  Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

The following table lists the officers of the Company:

Name	Age	Office

James A. Mack*	69	Chairman of the Board of Directors, President and Chief Executive Officer
Luke M. Beshar*	48	Executive Vice President, Strategy & Corporate Development
Robert J. Congiusti*	53	Vice President, Information Technology
Mary E. Fletcher	45	Assistant General Counsel and Assistant Corporate Secretary
Anup Gupta	42	Vice President, Financial Planning and Treasurer
Steven M. Klosk*	49	Executive Vice President, Chief Operating Officer & President, Pharmaceutical Products and Services
Melissa M. Lesko	45	Vice President, Human Resources
Paolo Russolo*	62	President, Profarmaco Milano
Gregory P. Sargen*	41	Vice President & Chief Financial Officer
Charles W. Silvey	48	Vice President, Internal Audit
Peter E. Thauer*	67	Senior Vice President, Law & Environment, General Counsel and Corporate Secretary

*	Executive Officer

The Company’s executive officers are elected by the Board of Directors and serve at the Board’s discretion.

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

Mr. Beshar joined Cambrex in December 2002 and currently serves in the role of Executive Vice President, Strategy & Corporate Development. He joined the Company as Senior Vice President and Chief Financial Officer and in February 2004 was appointed to Executive Vice President and Chief Financial Officer. He was appointed to his current position in February 2007. Prior to joining Cambrex, Mr. Beshar was Senior Vice President and Chief Financial Officer with Dendrite International. Prior to Dendrite, he was Executive Vice President, Finance and Chief Financial Officer for Exp@nets, Inc. from 1998 through 2002. Mr. Beshar has served as Chief Financial Officer for other businesses in his career and has been the President and Chief Financial Officer of a company privately owned by Merrill Lynch Capital Partners. Mr. Beshar is a member of the Board of Directors of PNY Technologies, Inc.

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

Mr. Klosk joined Cambrex in October 1992 and currently serves in the role of Executive Vice President, Chief Operating Officer & President, Pharmaceutical Products and Services. Mr. Klosk joined the Company as Vice President, Administration. He was appointed Executive Vice President, Administration in October 1996 and was promoted to the position of Executive Vice President, Administration and Chief Operating Officer for the Cambrex Pharma and Biopharmaceutical Business Unit in October 2003. In January 2005, Mr. Klosk assumed direct responsibility for the leadership of the Biopharmaceutical Business Unit as Chief Operating Officer. In August 2006, Mr. Klosk assumed the responsibility of the Pharma business as Executive Vice President and Chief Operating Officer — Biopharma & Pharma and in February 2007 was appointed to his current position. From 1988 until he joined Cambrex, Mr. Klosk was Vice President, Administration and Corporate Secretary for The Genlyte Group, Inc. From 1985 to 1988, he was Vice President, Administration for Lightolier, Inc., a subsidiary of The Genlyte Group, Inc.

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

Dr. Russolo is President, Profarmaco Milano and joined the Company in 1994 with the acquisition of Profarmaco Nobel S.r.l. in Milan Italy, where he served as Managing Director since 1982. Dr. Russolo joined Profarmaco Nobel S.r.l. in 1971. Upon the acquisition of Profarmaco Nobel S.r.l., Dr. Russolo continued serving in the role of Managing Director until 2000, when he was appointed to President, Cambrex Profarmaco Business Unit. Upon the completion of the sale of the Landen facility Dr. Russolo assumed his current position.

Mr. Sargen joined Cambrex in February 2003 and has served as Vice President and Chief Financial Officer since February 2007. Mr. Sargen previously held the position of Vice President, Finance. Previously, he was with Exp@nets, Inc. from 1999 through 2002, serving in the roles of Executive Vice President, Finance/Chief Financial Officer and Vice President/Corporate Controller. From 1996 to 1998, he was with Fisher Scientific International’s Chemical Manufacturing Division, serving in the roles of Vice President, Finance and Controller. Mr. Sargen has also held various positions in finance, accounting and audit with Merck & Company, Inc., Heat and Control, Inc., and Deloitte & Touche.

Mr. Silvey joined Cambrex in August 2004 as Vice President, Internal Audit. Prior to joining the Company, he was with Automatic Data Processing (ADP) from 2002 to 2004 as Vice President, Financial and Operational Audit. From 1998 to 2002, he was with Lucent Technologies, most recently in the role of Chief Financial Officer, Americas’ — Lucent Worldwide Services. From 1995 to 1998, he was with CR Bard, Inc., serving in various finance and audit roles. From 1990 to 1995, he was with KPMG Peat Marwick LLP as Audit Manager.

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

Item 13  Certain Relationships and Related Transactions and Directors Independence.

Item 14  Principal Accountant Fees and Services.

The remaining information called for by Part III is hereby incorporated by reference to the information set forth under the captions “Principal Stockholders,” “Common Stock Ownership by Directors and Executive Officers,” “Board of Directors,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation,” “Executive and Other Compensation,” “Executive and Other Compensation,” “Audit Committee Report” and “Principal Accounting Firm Fees” in the registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be held April 26, 2007, which meeting involves the election of directors, which definitive proxy statement is being filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15	Exhibits and Financial Statement Schedules

(a) 1. The following consolidated financial statements of the Company are filed as part of this report:

Page Number
(in this report)

Financial Statements:
Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets as of December 31, 2006 and 2005	41
Consolidated Income Statements for the Years Ended December 31, 2006, 2005 and 2004	42
Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	43
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	44
Notes to Consolidated Financial Statements	45
Supplemental Data:
Selected Quarterly Financial and Supplementary Data	86

(a) 2. (i) The following schedule to the consolidated financial statements of the Company as filed herein and the Report of Independent Registered Public Accounting Firm are filed as part of this report.

Page Number
(in this report)

Schedule II — Valuation and Qualifying Accounts	94

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

(a) 3. The exhibits filed in this report are listed in the Exhibit Index on pages 97-99.

SCHEDULE II

CAMBREX CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

FOR THE Years Ended December 31, 2006, 2005 and 2004
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
		Charged/	Charged/
	Balance	(Credited) to	(Credited) to		Balance
	Beginning	Cost and	Other		End of
Description	of Year	Expenses	Accounts	Deductions	Year

Year ended December 31, 2006:
Doubtful trade receivables and returns and allowances	$2,761	$963	$173	$1,078	$2,819
Deferred tax valuation allowance	117,705	12,147	(3,196)	—	126,656
Year ended December 31, 2005:
Doubtful trade receivables and returns and allowances	$2,301	$872	$(45)	$367	$2,761
Deferred tax valuation allowance	76,589	39,979	1,137	—	117,705
Year ended December 31, 2004:
Doubtful trade receivables and returns and allowances	$3,253	$(369)	$91	$674	$2,301
Deferred tax valuation allowance	51,631	21,142	3,816	—	76,589

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/ James A. Mack
James A. Mack
Chairman of the Board of Directors
President and Chief Executive Officer

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Mack James A. Mack	Chairman of the Board of Directors President and Chief Executive Officer	)

/s/ Gregory P. Sargen Gregory P. Sargen	Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer))

/s/ David R. Bethune David R. Bethune	Director	)

/s/ Rosina B. Dixon* Rosina B. Dixon, M.D.	Director	)

/s/ Roy W. Haley* Roy W. Haley	Director	)

/s/ Kathryn Rudie Harrigan* Kathryn Rudie Harrigan, PhD	Director	)

/s/ Leon J. Hendrix, Jr.* Leon J. Hendrix, Jr.	Director	) March 15, 2007

/s/ Ilan Kaufthal* Ilan Kaufthal	Director	)

/s/ William Korb* William Korb	Director	)

/s/ John R. Miller* John R. Miller	Director	)

Signature	Title	Date

/s/ Peter G. Tombros Peter G. Tombros	Director	)

*By /s/ James A. Mack James A. Mack Attorney-in-Fact		)

EXHIBIT INDEX

Exhibit No.		Description

3.1	—	Restated Certificate of Incorporation of registrant, as amended.(W).
3.2	—	By Laws of registrant.(X).
4.1	—	Form of Certificate for shares of Common Stock of registrant.(A) — Exhibit 4(a).
10.1	—	Purchase Agreement dated July 11, 1986, as amended, between the registrant and ASAG, Inc.(A) — Exhibit 10(r).
10.2	—	Asset Purchase Agreement dated as of June 5, 1989 between Whittaker Corporation and the registrant.(B) — Exhibit 10(a).
10.3	—	Asset Purchase Agreement dated as of July 1, 1991 between Solvay Animal Health, Inc. and the registrant.(C).
10.4	—	Asset Purchase Agreement dated as of March 31, 1992 between Hexcel Corporation and the registrant.(E).
10.5	—	Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB, Akzo Nobel NV and the registrant, for the purchase of Nobel Chemicals AB.(H).
10.6	—	Stock Purchase Agreement dated as of September 15, 1994 between Akzo Nobel AB, Akzo Nobel and the registrant, for the purchase of Profarmaco Nobel, S.r.l.(H).
10.7	—	Stock purchase agreement dated as of October 3, 1997 between BioWhittaker and the registrant.(M).
10.8	—	Asset purchase agreement dated as of August 7, 2003 between Rutherford Acquisition Corporation and Cambrex Corporation and The Sellers listed in the asset Purchase agreement.(O).
10.9	—	Credit Agreement dated as of October 7, 2005 between Cambrex Corporation, the subsidiary borrowers party hereto, the subsidiary guarantors party hereto, the lenders party hereto and JP Morgan Chase Bank, N.A., as Administrative Agent.(T).
10.13	—	Retention and Enhanced Severance Program.(Y).
10.14	—	2007 Retention Program.(AA).
10.15	—	James A. Mack Compensation Agreement, as amended.(Y)(Z).
10.16	—	1994 Stock Option Plan.(G).
10.17	—	1996 Performance Stock Option Plan.(L).
10.18	—	1998 Performance Stock Option Plan.(N).
10.19	—	2000 Employee Performance Stock Option Plan.(N).
10.20	—	Form of Employment Agreement (amended and restated) between the registrant and its executive officers named in the Revised Schedule of Parties thereto.(BB — Exhibit 10.20) (as amended (CC) Exhibit 10.20.1).
10.21	—	Revised Schedule of Parties to Employment Agreement (Exhibit 10.20 hereto).(J).
10.22	—	Cambrex Corporation Savings Plan.(F).
10.23	—	Cambrex Corporation Supplemental Retirement Plan.(I).
10.24	—	Deferred Compensation Plan of Cambrex Corporation (as amended and restated as of March 1, 2001).(BB).
10.25	—	Employment Agreement dated February 6, 2007 between the registrant and Gregory P. Sargen.(J).
10.26	—	Consulting Agreement dated December 15, 1994 between the registrant and Arthur I. Mendolia.(I).
10.27	—	Consulting Agreement dated December 15, 1994 between the registrant and Cyril C. Baldwin, Jr.(I).
10.28	—	Consulting Agreement dated January 26, 1995 between the registrant and James A. Mack.(I).
10.29	—	Additional Retirement Payment Agreement dated December 15, 1994 between the registrant and Arthur I. Mendolia.(I).
See legend on following page

Exhibit No.		Description

10.30	—	Additional Retirement Payment Agreement dated December 15, 1994 between the registrant and Cyril C. Baldwin, Jr.(I).
10.31	—	Additional Retirement Payment Agreement between the registrant and James A. Mack.(I).
10.32	—	Employment Agreement dated February 6, 2007 between the registrant and Paolo Russolo.(J).
10.33	—	2001 Performance Stock Option Plan.(P).
10.34	—	2003 Performance Stock Option Plan.(P).
10.35	—	2004 Performance Incentive Plan.(Q).
10.36	—	Directors’ Common Stock Fee Payment Plan.(Q).
10.37	—	Directors’ Compensation Arrangements.(S).
10.38	—	2004 Incentive Plan.(U).
10.39	—	Separation and General Release Agreement.(V).
10.40	—	Registration Rights Agreement dated as of June 6, 1985 between the registrant and the purchasers of its Class D Convertible Preferred stock and 9% Convertible Subordinated Notes due 1997.(A) — Exhibit 10(m).
10.41	—	Administrative Consent Order dated September 16, 1985 of the New Jersey Department of Environmental Protection to Cosan Chemical Corporation.(A) — Exhibit 10(q).
10.42	—	Registration Rights Agreement dated as of June 5, 2006 between the registrant and American Stock Transfer and Trust Company.(K).
10.43	—	Share Purchase Agreement between Cambrex AB and International Chemical Investors II S.A.(CC).
10.44	—	Consulting Agreement dated November 10, 2006 between registrant and Gary L. Mossman.(DD).
10.45	—	Mr. Thomas Bird Bonus Arrangement.(HH).
10.46	—	Stock Purchase Agreement dated October 23, 2006 between Lonza America Inc., Lonza Bioproducts AG, Lonza Sales AG, Lonza Group Limited and Cambrex Corporation and Subsidiaries(GG — Exhibit 10.1).
10.47	—	Agreement to Lift Sales Restrictions on Certain Vested Options.(EE).
10.48	—	Agreement to Accelerate Vesting of Certain Options.(FF).
10.50	—	Manufacturing Agreement dated as of July 1, 1991 between the registrant and A.L. Laboratories, Inc.(D).
21	—	Subsidiaries of registrant.(J).
23	—	Consent of PricewaterhouseCoopers LLP to the incorporation by reference of its report herein in Registration Statement Nos. 333-57404, 333-22017, 33-21374, 33-37791, 33-81780, 33-81782, 333-113612, 333-113613, 333-129473 and 333-136529 on Form S-8 of the registrant.(J).
24	—	Powers of Attorney to sign this report.(J).
31.1	—	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(J).
31.2	—	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(J).
32.1	—	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(R).
32.2	—	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(R).
See legend on following page

EXHIBIT INDEX

(A)	Incorporated by reference to the indicated Exhibit to registrant’s Registration Statement on Form S-1 (Registration No. 33-16419).
(B)	Incorporated by reference to registrant’s Annual Report on Form 8-K dated June 5, 1989.
(C)	Incorporated by reference to registrant’s Current Report on Form 8-K dated July 1, 1991.
(D)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for 1991.
(E)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated April 10, 1992 and Amendment No. 1 to its Current Report.
(F)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 33-81780) dated July 20, 1994.
(G)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 33-81782) dated July 20, 1994.
(H)	Incorporated by reference to registrant’s Registration Statement on Form 8-K dated October 27, 1994.
(I)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for 1994.
(J)	Filed herewith.
(K)	Incorporated by reference to the registrant’s Registration Statement on Form 8-A dated May 25, 2006.
(L)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-22017) dated February 19, 1997.
(M)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated October 8, 1997.
(N)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-57404) dated March 22, 2001.
(O)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated November 10, 2003.
(P)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-113612) dated March 15, 2004.
(Q)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-113613) dated March 15, 2004.
(R)	Furnished herewith.
(S)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 6, 2005.
(T)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed October 13, 2005.
(U)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-129473) dated November 4, 2005.
(V)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated January 4, 2006.
(W)	Incorporated by reference to registrant’s Annual Report on Form 10-K dated March 31, 2005.
(X)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed August 4, 2005.
(Y)	Incorporated by reference to Item 1.01 registrant’s Current Report on Form 8-K dated February 7, 2006.
(Z)	Incorporated by reference to Item 5.02(e)(1) to registrant’s Current Report on Form 8-K dated February 9, 2007.
(AA)	Incorporated by reference to Item 5.02(e) to registrant’s Current Report on Form 8-K dated December 22, 2006.
(BB)	Incorporated by reference to registrant’s Annual Report on Form 10-K for year end 2005 filed on May 26, 2006.
(CC)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2006.
(DD)	Incorporated by reference to registrant’s Current Report on Form 8-K dated November 15, 2006.
(EE)	Incorporated by reference to registrant’s Current Report on Form 8-K dated November 7, 2006.
(FF)	Incorporated by reference to registrant’s Current Report on Form 8-K dated June 7, 2005.
(GG)	Incorporated by reference to registrant’s Current Report on Form 8-K filed October 24, 2006.
(HH)	Incorporated by reference to registrant’s Current Report on Form 8-K filed November 1, 2006.