Form 10-Q
period 2007-03-31
CAMBREX CORP
filed 2007-05-09
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2007

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

     As of April 30, 2007, there were 28,669,061 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                      For The Quarter Ended March 31, 2007
                                Table of Contents

                                                                        Page No.
                                                                        --------
Part I    Financial Information

          Item 1.    Financial Statements (Unaudited)

                     Consolidated Balance Sheets as of
                     March 31, 2007 and December 31, 2006                     2

                     Consolidated Statements of Operations for the
                     three months ended March 31, 2007 and 2006               3

                     Consolidated Statements of Cash Flows for the
                     three months ended March 31, 2007 and 2006               4

                     Notes to Unaudited Consolidated Financial
                     Statements                                            5-21

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        22-25

          Item 3.    Quantitative and Qualitative Disclosures about
                     Market Risk                                             26

          Item 4.    Controls and Procedures                                 26

Part II   Other Information

          Item 1.    Legal Proceedings                                       27

          Item 1A.   Risk Factors                                            27

          Item 4.    Submission of Matters to a Vote of Security
                     Holders                                                 27

          Item 6.    Exhibits                                                28

Signatures                                                                   29

                         Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                      CAMBREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                                              MARCH 31,   DECEMBER 31,
                                                                                 2007         2006
                                                                              ---------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $344,915      $ 33,746
   Trade receivables, net                                                       35,311        38,552
   Inventories, net                                                             56,193        53,893
   Assets of discontinued operations                                                --        79,383
   Prepaid expenses and other current assets                                    20,289        19,176
                                                                              --------      --------
      Total current assets                                                     456,708       224,750
Property, plant and equipment, net                                             141,933       141,863
Goodwill                                                                        32,860        32,573
Assets of discontinued operations                                                   --       202,292
Other assets                                                                     3,132         4,898
                                                                              --------      --------
      Total assets                                                            $634,633      $606,376
                                                                              ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $ 24,722      $ 28,592
   Accrued expense and other current liabilities                                63,329        45,141
   Liabilities of discontinued operations                                           --        33,401
                                                                              --------      --------
      Total current liabilities                                                 88,051       107,134
Long-term debt                                                                      --       158,600
Deferred income tax                                                             22,037        14,268
Liabilities of discontinued operations                                              --        24,208
Accrued pension and postretirement benefits                                     39,255        39,911
Other non-current liabilities                                                   16,113        15,609
                                                                              --------      --------
      Total liabilities                                                        165,456       359,730
Stockholders' equity:
   Common stock, $.10 par value; authorized 100,000,000, issued
      30,913,540 and 30,145,319 shares at respective dates                       3,091         3,015
Additional paid-in capital                                                     259,064       241,360
Retained earnings                                                              233,243        28,860
Treasury stock, at cost, 2,445,334 and 2,446,097 shares at respective dates    (20,825)      (20,832)
Accumulated other comprehensive loss                                            (5,396)       (5,757)
                                                                              --------      --------
      Total stockholders' equity                                               469,177       246,646
                                                                              --------      --------
      Total liabilities and stockholders' equity                              $634,633      $606,376
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             ------------------
                                                                               2007       2006
                                                                             --------   -------
Gross sales                                                                  $ 64,997   $54,120
   Allowances and rebates                                                         590       386
                                                                             --------   -------
Net sales                                                                      64,407    53,734
   Other revenues                                                                 807      (647)
                                                                             --------   -------
Net revenues                                                                   65,214    53,087
Cost of goods sold                                                             40,819    34,002
                                                                             --------   -------
Gross profit                                                                   24,395    19,085
Operating expenses:
   Selling, general and administrative expenses                                15,347    12,490
   Research and development expenses                                            2,600     2,362
   Restructuring expenses                                                       1,682        --
   Strategic alternative costs                                                 23,130       988
                                                                             --------   -------
      Total operating expenses                                                 42,759    15,840
Operating (loss)/profit                                                       (18,364)    3,245
Other (income)/expenses:
   Interest (income)/expense, net                                              (1,539)    5,444
   Other (income)/expenses, net                                                   (19)        5
                                                                             --------   -------
Loss before income taxes                                                      (16,806)   (2,204)
   (Benefit)/provision for income taxes                                        (2,363)    2,500
                                                                             --------   -------
Loss from continuing operations                                              $(14,443)  $(4,704)
Income from discontinued operations, net of tax                               219,659     3,527
                                                                             --------   -------
Income/(loss) before cumulative effect of a change in accounting principle    205,216    (1,177)
Cumulative effect of a change in accounting principle                              --      (228)
                                                                             --------   -------
Net income/(loss)                                                            $205,216   $(1,405)
                                                                             ========   =======
Basic earnings per share:
   Loss from continuing operations                                           $  (0.51)  $ (0.18)
   Income from discontinued operations, net of tax                               7.82      0.14
   Cumulative effect of a change in accounting principle                           --     (0.01)
                                                                             --------   -------
   Net income/(loss)                                                         $   7.31   $ (0.05)
Diluted earnings per share:
   Loss from continuing operations                                           $  (0.51)  $ (0.18)
   Income from discontinued operations, net of tax                               7.82      0.14
   Cumulative effect of a change in accounting principle                           --     (0.01)
                                                                             --------   -------
   Net income/(loss)                                                         $   7.31   $ (0.05)
Weighted average shares outstanding:
   Basic                                                                       28,071    26,661
   Effect of dilutive stock based compensation                                     --        --
                                                                             --------   -------
   Diluted                                                                     28,071    26,661
   Cash dividends paid per share                                             $   0.03   $  0.03
                                                                             ========   =======

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               ---------------------
                                                                  2007        2006
                                                               ---------   ---------
Cash flows from operating activities:
   Net income/(loss)                                           $ 205,216   $  (1,405)
   Adjustments to reconcile net income/(loss) to cash flows:
   Cumulative effect of a change in accounting principle              --         228
   Depreciation and amortization                                   4,894       4,757
   Write-off of debt origination fees                                841         463
   Strategic alternative and restructuring charges                18,797          --
   Stock based compensation included in net income/(loss)          1,819         377
   Deferred income tax provision                                   8,116          --
   Allowance for doubtful accounts                                    53          10
   Inventory reserve                                               1,625         (36)
   Loss on sale of assets                                            175         140
   Changes in assets and liabilities:
      Receivables                                                  3,095       4,899
      Inventories                                                 (4,017)     (6,340)
      Prepaid expenses and other current assets                     (960)      3,173
      Accounts payable and other current liabilities              (4,174)      2,609
      Other non-current assets and liabilities                     1,176       1,055
   Discontinued operations:
      Gain on sale of businesses                                (232,116)         --
      Changes in operating assets and liabilities                 (4,886)     (9,808)
      Other non-cash charges                                       1,359       5,811
                                                               ---------   ---------
   Net cash provided by operating activities                      1,013       5,933
                                                               ---------   ---------
Cash flows from investing activities:
   Capital expenditures                                           (5,478)     (4,290)
   Other investing activities                                        (15)         --
   Discontinued operations:
      Capital expenditures                                          (530)     (4,209)
      Proceeds from sale of business                             460,000          --
      Acquired in-process research and development                    --      (1,338)
      Other investing activities                                      11         (41)
                                                               ---------   ---------
   Net cash provided by/(used) in investing activities           453,988      (9,878)
                                                               ---------   ---------
Cash flows from financing activities:
   Dividends                                                        (833)       (801)
   Net (decrease)/increase in short-term debt                       (140)        457
   Long-term debt activity (including current portion):
      Borrowings                                                  24,279     127,200
      Repayments                                                (182,725)   (146,619)
   Proceeds from stock options exercised                          15,962       1,003
   Other financing activities                                        (59)         (1)
   Discontinued operations:
      Debt repayments                                               (254)       (366)
                                                               ---------   ---------
      Net cash used in financing activities                     (143,770)    (19,127)
                                                               ---------   ---------
Effect of exchange rate changes on cash and cash equivalents         (62)        806
                                                               ---------   ---------
Net increase/(decrease) in cash and cash equivalents             311,169     (22,266)
Cash and cash equivalents at beginning of period                  33,746      45,342
                                                               ---------   ---------
Cash and cash equivalents at end of period                     $ 344,915   $  23,076
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

     The accompanying unaudited consolidated financial statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments, which are of a normal and recurring nature, except as otherwise described herein, and is necessary for a fair statement of financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006.

     The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     In October, 2006, the Company sold two businesses within the Human Health segment for nominal consideration. As a result of this transaction, the Company reported a non-cash charge of $23,244 in the fourth quarter of 2006, and all periods presented reflect the results of these businesses as discontinued operations.

     In February 2007, the Company completed the sale of the businesses that comprise the Bioproducts and Biopharma segments (excluding certain liabilities) to Lonza Group AG for total cash consideration of $460,000. As a result of this transaction, the Company reported a gain of $232,116, subject to working capital and other adjustments, and all periods presented reflect the results of these businesses as discontinued operations. Refer to Note 13 for a complete discussion on discontinued operations.

(2) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Accounting for Uncertainty in Income Taxes

     The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48") effective January 1, 2007. This interpretation clarified the accounting for uncertainty in income tax positions and required the Company to recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The effect of adopting this interpretation was not material. Refer to Note 5 for further discussion.

     Accounting for Planned Major Maintenance Activities

     The Company adopted FASB Staff Position ("FSP") No. AUG AIR-1 "Accounting for Planned Major Maintenance Activities" effective January 1, 2007. This FSP amended certain provisions of APB Opinion No. 28 "Interim Financial Reporting". This FSP prohibited the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim reporting periods. The adoption of this FSP had an immaterial impact on the Company's financial position and results of operations.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(3) STOCK-BASED COMPENSATION

     The Company adopted FAS 123(R) "Share-Based Payment," effective January 1, 2006 using the modified prospective transition method. Prior to January 1, 2006, the company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. The first quarter of 2006 does not include compensation cost for options granted prior to January 1, 2006 as all options outstanding prior to January 1, 2006 were fully vested as of December 31, 2005. On March 31, 2007, the Company had seven active stock-based employee compensation plans in effect. All stock options granted during 2006 vest 25% per year over four years and have a term of seven years except for those options effected by the restructuring and strategic alternative activity as described in Note 8. The Company also had outstanding at March 31, 2007 restricted stock as described below.

     Beginning January 1, 2006, the Company began recognizing compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted to employees during the quarter ended March 31, 2007. The weighted-average fair value per share for the stock options granted to employees during the quarter ended March 31, 2006 was $8.15.

     Stock option values were estimated using a 0.55% to 0.56% dividend yield, expected volatility of 36.49% to 38.28% and a risk-free interest rate of 4.42% to 4.96%. The Company's stock options are not publicly traded; therefore, expected volatilities are based on historical volatility of the Company's stock. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period approximates the option's expected term. The expected term of 4.75 years was utilized based on the "simplified" method for determining the expected term of stock options in Staff Accounting Bulletin No. 107, "Share-Based Payment." Assumptions used in estimating the fair value of stock options granted in the first quarter of 2006 are consistent with the assumptions used prior to the adoption of FAS 123(R) with the exception of the expected life. As a result of using the "simplified" method, the expected life was shortened by 1.25 years.

     FAS 123(R) requires companies to estimate the expected forfeitures for all unvested awards and record compensation costs only for those awards that are expected to vest. As of March 31, 2007, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $689. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.5 years.

     For the quarters ended March 31, 2007 and 2006, the Company recorded $73 and $0 respectively in selling, general and administrative expenses for stock options. In addition, the Company recorded $185 and $17 in strategic alternative costs and restructuring expenses, respectively, in the first of quarter 2007.

     Cambrex senior executives participate in a long-term incentive plan which rewards achievement of long-term strategic goals with restricted stock units. Awards are made annually to key executives and vest in one-third increments on the first, second and third anniversaries of the grant. On the third anniversary of the grant, restrictions on sale or transfer are removed and shares are issued to executives. In the event of termination of employment or retirement, the participant is entitled to the vested portion of the restricted stock units and forfeits the remaining amount; the three-year sale and transfer restriction remains in place. For certain employees with employment contracts, all shares vest upon certain events, including a change in control as defined in those contracts. In the event of death or permanent disability, all shares vest and the deferred sales restriction lapses. These awards are classified as equity awards as defined in FAS 123(R). Historically, only senior executives participated in this plan. As of January 1, 2006, certain other employees are eligible to

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(3) STOCK-BASED COMPENSATION (CONTINUED)

receive restricted stock as part of a redesigned stock-based compensation plan. These awards cliff vest on the third anniversary of the grant date. For the quarters ended March 31, 2007 and 2006, the Company recorded $171 and $159, respectively, in selling, general and administrative expenses for restricted stock. In addition, the Company recorded $1,303 and $70 in strategic alternative costs and restructuring expenses, respectively, in the first quarter of 2007, primarily for the acceleration of vesting related to restricted stock per the terms of the executive change in control agreements. As of March 31, 2007 the total compensation cost related to unvested restricted stock granted but not yet recognized was $1,475. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.8 years.

     At March 31, 2006, the Company had outstanding 150,000 fully-vested cash-settled incentive SARs at a price of $19.30. These SARs were classified as liability awards and, as such, were recorded at fair value until the rights were exercised during the fourth quarter of 2006. As of March 31, 2007 the Company did not have any SARs outstanding. For the quarter ended March 31, 2006 the Company recorded $218 in compensation expense. Under FAS 123(R), the Company is required to measure the SARs at fair market value. Prior to adopting FAS 123(R), the SARs were measured at the intrinsic value. In addition, during the first quarter of 2006, the Company recorded $228 in compensation expense as a cumulative effect of a change in accounting principle in accordance with FAS 123(R).

     The following table is a summary of the Company's stock option activity issued to employees and related information:

                                                  WEIGHTED
                                                   AVERAGE
                                      NUMBER OF   EXERCISE
              OPTIONS                   SHARES      PRICE
              -------                 ---------   --------
Outstanding at January 1, 2007        2,754,893    $28.48
Granted                                      --        --
Exercised                              (792,221)   $21.34
Forfeited or expired                   (182,085)   $23.55
                                      ---------
Outstanding at March 31, 2007         1,780,587    $32.16
                                      =========
Exercisable at March 31, 2007         1,666,595    $32.90

     The aggregate intrinsic value for all stock options exercised for the first quarters of 2007 and 2006 were $1,596 and $435, respectively. The aggregate intrinsic value for all stock options outstanding as of March 31, 2007 was $1,496. The aggregate intrinsic value for all stock options exercisable as of March 31, 2007 was $1,131.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(3) STOCK-BASED COMPENSATION (CONTINUED)

     A summary of the Company's nonvested stock options as of March 31, 2007 and changes during the three months ended March 31, 2007, are presented below:

                                              WEIGHTED-
                               NUMBER OF    AVERAGE GRANT-
   NONVESTED STOCK OPTIONS       SHARES    DATE FAIR VALUE
   -----------------------     ---------   ---------------
Nonvested at January 1, 2007    236,952         $21.39
Granted                              --             --
Vested during period            (59,463)        $21.39
Forfeited                       (63,497)        $21.39
                                -------
Nonvested at March 31, 2007     113,992         $21.39
                                =======

     A summary of the Company's nonvested restricted stock as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below:

                                              WEIGHTED-
                               NUMBER OF    AVERAGE GRANT-
 Nonvested Restricted Stock      SHARES    DATE FAIR VALUE
 --------------------------    ---------   ---------------
Nonvested at January 1, 2007    165,868         $22.02
Granted                          53,129         $21.69
Vested during period            (51,002)        $22.74
Forfeited                       (28,922)        $21.43
                                -------
Nonvested at March 31, 2007     139,073         $21.75
                                =======

(4) GOODWILL

     The change in the carrying amount of goodwill for the three months ended March 31, 2007, is as follows:

                                Human Health
                                   Segment
                                ------------
Balance as of January 1, 2007      $32,573
Translation effect                     287
                                   -------
Balance as of March 31, 2007       $32,860
                                   =======

(5) INCOME TAXES

     The Company recorded a tax benefit of $2,363 in the first quarter of 2007 compared to tax expense of $2,500 in the first quarter of 2006. This change is due to the geographic mix of pre-tax earnings, as well as the recognition of a tax benefit in continuing operations as a result of the sale of the Bioproducts and Biopharma segments in the first quarter of 2007.

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

     The Company has adopted the provisions of FIN 48 effective January 1, 2007.

     As of January 1, 2007 the Company had reserves of approximately $2,024 for uncertain tax positions. These were accounted for in the Company's non-current liabilities and includes estimated cumulative interest and penalties of $414. The Company also had unrecognized tax benefits of $2,000 for certain tax attributes which had full valuation allowances. The net effect of this is a decrease to the gross deferred tax assets and a corresponding decrease to the related valuation allowance with no effect to beginning retained earnings. There was no interest component related to these items. Consistent with prior periods, the company will recognize interest and penalties within its income tax provision. The total unrecognized tax benefit of $4,024, if recognized, would impact the effective tax rate.

     The Company has recently closed the IRS examination for the periods 2001-2003. Although not currently under examination by the IRS, the Company is subject to examination for the years 2004 through 2006. It is also subject to exams in foreign jurisdictions for 2002 forward, 2004 forward and 2006 forward in its significant non-U.S. jurisdictions.

     The Company is also subject to audit in various states (for various years) in which it files income tax returns. Past audits have not resulted in material adjustments. Audits for New Jersey and Maine have recently been concluded with no material changes. Open years for these states are 2004 and 2005 forward, respectively. An audit for the state of Maryland for 2001-2004 is in process and for which the Company anticipates no material additional liability.

     The Company anticipates a net decrease of approximately $200 to $300 for unrecognized tax benefits, which would positively impact the provision for income taxes, in the next 12 months mainly due to the expiration of a statute of limitation period.

(6) NET INVENTORIES

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

     Net inventories at March 31, 2007 and December 31, 2006 consist of the following:

                  MARCH 31,   DECEMBER 31,
                     2007         2006
                  ---------   ------------
Finished goods     $23,844       $23,792
Work in process     19,671        15,540
Raw materials        9,722        11,696
Supplies             2,956         2,865
                   -------       -------
   Total           $56,193       $53,893
                   =======       =======

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(7) LONG-TERM DEBT

     Long-term debt at March 31, 2007 and December 31, 2006 consists of the following:

                         MARCH 31,   DECEMBER 31,
                            2007         2006
                         ---------   ------------
Bank credit facilities      $--        $158,600
                            ---        --------
   Total                    $--        $158,600
                            ===        ========

     Proceeds from the sale of the Bioproducts and Biopharma segments, as discussed in Note 13, were used to repay all outstanding debt on the credit facility. Due to this repayment, $821 was recorded in interest expense, in continuing operations, in the first quarter of 2007 related to the acceleration of unamortized origination fees.

(8) RESTRUCTURING CHARGES

     The Company announced plans to eliminate certain employee positions at the corporate office upon completion of the sale of the Bioproducts and Biopharma segments. This plan will include certain one-time benefits for employees terminated and is expected to be completed before the end of 2007. The Company recognized expense of $1,682 during the first quarter of 2007, and expects the total charge for the program to be approximately $4,000, substantially all of which will be paid in cash. The Company anticipates annual cost savings related to the elimination of all these positions to be approximately $5,200.

(9) COMPREHENSIVE INCOME

     The following table reflects the components of comprehensive income for the three months ended March 31, 2007 and 2006:

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       ------------------
                                                                         2007       2006
                                                                       --------   -------
Net income/(loss)                                                      $205,216   $(1,405)
Foreign currency translation                                               (254)    3,740
Unrealized gain on hedging contracts, net of tax                             77       124
Unrealized gain on available-for-sale securities, net of tax                 17       244
Reclassification adjustment for net realized gains on available-for-
   sale securities included in net income, net of tax                    (1,198)       --
Pension, net of tax                                                       1,719        --
                                                                       --------   -------
   Total                                                               $205,577   $ 2,703
                                                                       ========   =======

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(9) COMPREHENSIVE INCOME (CONTINUED)

     During the first quarter of 2007 the Company sold an available-for-sale security. For purposes of computing gains or losses, cost is identified on a specific identification basis. As of December 31, 2006 the amount recorded in accumulated other comprehensive income ("AOCI') was a gain of $1,198, which was reclassed out of AOCI upon the sale of the security and the Company recorded a gain of $734 to other income at the actual sale date.

(10) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

     Domestic Pension Plans

     The Company maintains two U.S. defined-benefit pension plans which cover all eligible employees: the Nepera Hourly Pension Plan which covers the union employees at the previously-owned Harriman, New York plant, and the Cambrex Pension Plan which covers all other eligible employees.

     The components of net periodic pension cost for the Company's domestic plans for the three months ended March 31, 2007 and 2006 are as follows:

                                          March 31,   March 31,
                                             2007        2006
                                          ---------   ---------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                $ 335      $  729
Interest cost                                 898         858
Expected return on plan assets               (921)       (746)
Amortization of prior service costs             5          11
Recognized actuarial loss                      52         180
Curtailments                                  337          --
                                            -----      ------
Net periodic benefit cost                   $ 706      $1,032
                                            =====      ======

     The sale of the Bioproducts and Biopharma segments in February, 2007 required the Company to recognize a curtailment charge of $337, which is recorded in discontinued operations.

     The Company has a Supplemental Executive Retirement Plan ("SERP") for key executives. This plan is non-qualified and unfunded.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

     The components of net periodic benefit cost for the Company's SERP Plan for the three months ended March 31, 2007 and 2006 is as follows:

(10) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

                                          March 31,   March 31,
                                             2007        2006
                                          ---------   ---------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                 $ 38        $ 55
Interest cost                                  74          63
Amortization of prior service cost             --           1
Recognized actuarial loss                       4           6
Curtailments                                   11          --
                                             ----        ----
Net periodic benefit cost                    $127        $125
                                             ====        ====

     International Pension Plans

     A foreign subsidiary of the Company maintains a pension plan for their employees that conforms to the common practice in their respective country. Based on local laws and customs, this plan is not funded.

     The components of net periodic pension cost for the Company's international plan for the three months ended March 31, 2007 and 2006 are as follows:

                                              March 31,   March 31,
                                                 2007        2006
                                              ---------   ---------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                    $111        $128
Interest cost                                    160         128
Amortization of unrecognized net obligation       --          (8)
Recognized actuarial (gain)/loss                 (17)         17
Amortization of prior service cost                (2)         (1)
                                                ----        ----
Net periodic benefit cost                       $252        $264
                                                ====        ====

     The Company does not expect to contribute cash to its international pension plan in 2007.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(10) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

     The components of net periodic postretirement benefit cost for the three months ended March 31, 2007 and 2006 are as follows:

                                                March 31,   March 31,
                                                   2007        2006
                                                ---------   ---------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost of benefits earned                   $  5        $ 16
Interest cost                                       27          34
Actuarial loss recognized                           17          33
Amortization of unrecognized prior                 (39)        (45)
                                                  ----        ----
   Net periodic benefit cost                      $ 10        $ 38
                                                  ====        ====

(11) SEGMENT INFORMATION

     The Company classifies its non-corporate business activities into one reportable segment: Human Health, consisting of active pharmaceutical ingredients and pharmaceutical intermediates produced under Food and Drug Administration cGMP for use in the production of prescription and over-the-counter drug products and other fine custom chemicals derived from organic chemistry.

     Information as to the operations of the Company is set forth below. Cambrex evaluates performance based on gross profit and operating profit. The Company allocates certain corporate expenses to the Human Health segment.

     Two customers each account for 10% of consolidated gross sales in the three months ended March 31, 2007 and 2006. One customer is a pharmaceutical company with which a long-term sales contract is in effect that is scheduled to expire at the end of 2008. The Company has agreed in principle to extend the contract which will result in lower profitability for sales under this arrangement in 2007 and 2008. Formal negotiations are nearly complete. The second customer is a distributor representing multiple customers.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(11) SEGMENT INFORMATION (CONTINUED)

     The following is a summary of business segment information:

                        Three months ended
                             March 31,
                        ------------------
                          2007       2006
                        --------   -------
Gross Sales:
Human Health            $ 64,997   $54,120
                        --------   -------
                        $ 64,997   $54,120
                        ========   =======
Gross Profit:
Human Health            $ 24,395   $19,085
                        --------   -------
                        $ 24,395   $19,085
                        ========   =======
Operating Profit:
Human Health            $ 14,756   $11,060
Corporate                (33,120)   (7,815)
                        --------   -------
                        $(18,364)  $ 3,245
                        ========   =======
Capital Expenditures:
Human Health            $  5,425   $ 4,275
Corporate                     53        15
                        --------   -------
                        $  5,478   $ 4,290
                        ========   =======
Depreciation:
Human Health            $  4,732   $ 4,497
Corporate                    101       250
                        --------   -------
                        $  4,833   $ 4,747
                        ========   =======
Amortization:
Human Health            $     61   $    10
                        --------   -------
                        $     61   $    10
                        ========   =======

                                    March 31,   December 31,
                                       2007         2006
                                    ---------   ------------
Total Assets:
Human Health                         $285,062     $286,437
Corporate                             349,571       38,264
Assets of discontinued operations          --      281,675
                                     --------     --------
                                     $634,633     $606,376
                                     ========     ========

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(12) CONTINGENCIES

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

     In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $5,028 and $4,862 at March 31, 2007 and December 31, 2006, respectively. The increase in the accrual is primarily due to an increase in the reserve for one of the Company's former operating sites of $240 partially offset by payments of $47 and currency fluctuation of $30. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for legal and investigation fees where remediation costs may not be estimable at the reporting date.

     As a result of the sale of the Bayonne, New Jersey facility (see "Sale of Rutherford Chemicals" section of this Note), The Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act. The Company completed a preliminary assessment of the site and submitted the preliminary assessment to the New Jersey Department of Environmental Protection ("NJDEP"). The preliminary assessment identified potential areas of concern based on historical operations and sampling of such areas commenced. The Company has completed a second phase of sampling and determined that a third phase of sampling is necessary to determine the extent of contamination and any necessary remediation. The results of the completed and proposed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs, if any. The Company submitted its plan for the third phase of sampling to the NJDEP during the fourth quarter of 2005. The sampling will commence upon approval of the sampling plan.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(12) CONTINGENCIES (CONTINUED)

     The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. Prior to the acquisition of Cosan by the Company, the operations were moved to another location and thereafter Cambrex purchased the business. In 1997, Cosan entered into an Administrative Consent Order with the NJDEP. Under the Administrative Consent Order, Cosan was required to complete an investigation of the extent of the contamination related to the Clifton site and conduct remediation as may be necessary. During the third quarter of 2005, the Company completed the investigation related to the Clifton site, which extends to adjacent properties. The results of the investigation caused the Company to increase its related reserves by $1,300 in 2005 based on the proposed remedial action plan. The Company submitted the results of the investigation and proposed remedial action plan to the NJDEP. In late 2006, the NJDEP requested that an additional investigation be conducted at the site. The Company submitted its plan for additional work to the NJDEP in April 2007 and will commence such additional work upon approval of the plan.

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

     In April 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of litigation brought by a class of direct purchasers. In exchange, Cambrex and

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(12) CONTINGENCIES (CONTINUED)

Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. In accordance with the agreement $9,215 has been paid through March 31, 2007, with the remaining $3,200 to be paid over the next two years.

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

     Settlement documents are expected to be finalized and payments are expected to be made during the next several months. The balance of the reserves recorded within accrued liabilities related to this matter was $1,580 as of March 31, 2007.

          Sale of Rutherford Chemicals

     The Company completed the sale of its Rutherford Chemicals business in November 2003. Under the agreement for the sale ("Purchase Agreement"), the Company provided standard representations and warranties and included various covenants concerning the business, operations, liabilities and financial condition of the Rutherford Chemicals business ("Rutherford Business"). Most of such representations and warranties survived for a period of thirty days after the preparation of the audited financial statements for year-end 2004 by the purchasers of the Rutherford Business ("Buyers"). Therefore, claims for breaches of such representations had to be brought during such time frame. Certain specified representations, warranties and covenants, such as those relating to employee benefit matters and certain environmental matters, survive for longer periods and claims under such representations, warranties and covenants could be brought during such longer periods. Under the Purchase Agreement, the Company has indemnified the Buyer for breaches of representations, warranties and covenants. Indemnifications for certain but not all representations and warranties are subject to a deductible of $750 and a cap at 25 percent of the purchase price. Further, to the extent any claimed damages arise from breaches of representations and warranties, such damages would be subject to a cap of between approximately $14,000 and $16,250, depending on whether certain contingent payments are made, and is subject to the deductible of $750 which is the responsibility of the Buyers.

     Under the Purchase Agreement, the Company has retained the liabilities associated with existing general litigation matters related to Rutherford Chemicals. With respect to certain pre-closing environmental matters, the Company retains the responsibility for: (i) certain existing matters including violations and off-site liabilities; and (ii) completing the on-going remediation at the New York facility. Further, as a result of the sale of the Bayonne, New Jersey facility, a part of Rutherford Chemicals, and as discussed in the Environmental Section above, the obligation to investigate site conditions and conduct required remediation under the provisions of the New Jersey Industrial Site Recovery Act was triggered; the Company has

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(12) CONTINGENCIES (CONTINUED)

retained the responsibility for completion of any such investigation and remediation. With respect to all other pre-closing environmental liabilities, whether known or unknown, the Buyer is responsible for the management of potential future matters; however, the Buyer and the Company may share the costs of associated remediation with respect to such potential future matters, subject to certain limitations defined in the agreement for sale. The Company has accrued for exposures which are deemed probable and estimable.

     In March 2005, the Company received a claim from the Buyers claiming breach of certain representations, warranties and covenants contained in the Purchase Agreement which the Company rejected in its entirety. Thereafter, the Buyers submitted an amended claim claiming alleged breaches of representations, warranties and covenants covering each of the five operating sites sold pursuant to the Purchase Agreement and are related primarily to facility structures, utilities and equipment and alleges damages of $26,407 which the Company rejected in its entirety.

     In September 2005, the Company received a request for indemnity ("September Notice") from the Buyers related to an arbitration claim filed by a Rutherford Business customer ("Customer"). The arbitration claim arises from a claimed breach of a supply agreement that was assigned to and assumed by the Buyers pursuant to the Purchase Agreement. Thereafter, the Company was also served with an arbitration claim by the Customer related to the same matter. In the arbitration claim, the Customer claims $30,000 in damages arising from Buyers' breach of the supply agreement. The Buyers have now settled the Customer arbitration claim for $3,600. The Buyers claim that the September Notice amends the earlier claims that they filed in early 2005, as discussed above, and that the Customer's claimed breach of the supply agreement should be treated as part of a breach of a representation, warranty or covenant set forth in the earlier notices. The supply agreement was assigned to and assumed by the Buyers, and the Company has now been dismissed from the Customer's arbitration claim. In October 2005, the Company rejected the Buyers' claim for indemnity under the September Notice in its entirety.

     In October 2005, the Company received a notice from the Buyers ("October Notice") that summarized the claims previously received in early 2005. The October Notice also set forth additional claims for environmental matters related to the Rutherford Business that relate to environmental matters at each of the five operating sites sold pursuant to the Purchase Agreement. In December 2005, the Buyers added two additional environmental claims related to the former operating sites ("December Notices"). The Company responded to the October and December Notices disputing the environmental claims on various grounds, including that the Company believes most claims relate to Buyers' obligations under the Purchase Agreement. The Company also requested additional information because some environmental claims may be covered by sections of the Purchase Agreement where the parties share liability concerning such matters.

     In April 2006, the Company received a summons and complaint (the "Complaint") from the Buyers, which was filed in the Supreme Court of the State of New York, County of New York. The Complaint seeks indemnification, declaratory and injunctive relief for alleged (i) breaches of representations, warranties and covenants covering each of the former operating sites related to facility structures, utilities and equipment included in the 2005 notices mentioned above and the allegedly related breach of the Customer Supply Agreement arising from a breach of warranty at the Harriman facility included in the September Notice mentioned above (collectively "Equipment Matters"); and
(ii) claims related to environmental matters at each of the five operating locations, most of which related to the former Harriman location included in the October Notice and December Notices mentioned above (collectively "Environmental Matters").

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(12) CONTINGENCIES (CONTINUED)

     The Company continues its evaluation of Buyers' allegations and intends to defend itself against these claims vigorously. The Company continues to believe that the Equipment Matters are without merit. In April 2007, the Buyers stipulated to the withdrawal of 23 of the 39 of its equipment claims, approximately $12,000 of claimed equipment damages. Further, the Company continues to believe that based on current information the majority of the Environmental Matters are either the Buyers' responsibility or without merit and the remaining are otherwise not reasonably estimable at this time. As such, the Company has recorded no reserves for this matter.

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

     The Company filed a Motion to Dismiss in May 2004. Thereafter, the plaintiff filed a reply brief and in October 2005, the Court denied the Company's Motion to Dismiss. The Company continues to believe that the complaints are without merit and will vigorously defend against them. As such, the Company has recorded no reserves related to this matter. The Company has reached its deductible under its insurance policy and further costs, expenses and any settlement is expected to be paid by the Company's insurers.

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

(12) CONTINGENCIES (CONTINUED)

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

     Additionally, as permitted under Delaware law, the Company has agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that covers a portion of any potential exposure.

     The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of March 31, 2007.

     In addition to the matters identified above, Cambrex's subsidiaries are party to a number of other proceedings.

(13) DISCONTINUED OPERATIONS

     On October 27, 2006, the Company sold two businesses within the Human Health segment for nominal consideration. As a result of the transaction, the Company reported a non-cash charge of $23,244 in the fourth quarter of 2006 and the Cork and Landen businesses are being reported as a discontinued operation in all periods presented.

     On February 6, 2007, the Company completed the sale of the businesses that comprise the Bioproducts and Biopharma segments (excluding certain liabilities) to Lonza Group AG for cash consideration of $460,000. As a result of the transaction, the Company recorded a $232,116 gain in the first quarter of 2007, subject to working capital and other adjustments. The Company is currently in discussions with the buyer regarding the final calculation of the working capital adjustment which is expected to be completed in the second quarter of 2007. Any changes to the closing balance sheets of the divested companies will be reflected in discontinued operations in future periods. As a result of the completion of the transaction on February 6, 2007, the Bioproducts and Biopharma segments are being reported as discontinued operations in all periods presented.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) DISCONTINUED OPERATIONS (CONTINUED)

     The following table reflects revenues and income from the discontinued operations:

                                                            Three months ended
                                                                 March 31,
                                                            ------------------
                                                              2007       2006
                                                            --------   -------
Revenues                                                    $ 20,335   $65,487
                                                            ========   =======
Pre-tax income from operations of discontinued operations   $    545   $ 5,568
Gain on sale of Bioproducts and Biopharma segments           232,116        --
                                                            --------   -------
Income from discontinued operations before income taxes     $232,661   $ 5,568
                                                            ========   =======

     The following table reflects the carrying amount of the assets and liabilities as of December 31, 2006 for the businesses that were sold on February 6, 2007:

                                           December 31,
                                               2006
                                           ------------
Assets:
Cash                                         $     --
Accounts receivable, net                       35,460
Inventories, net                               40,708
Other current assets                            3,215
Property, plant and equipment, net             85,162
Intangibles, net                              115,562
Other assets                                    1,568
                                             --------
Total assets held for sale                    281,675
Liabilities:
Accounts payable and accrued liabilities       31,965
Other current liabilities                       1,436
Long-term debt                                  3,627
Other liabilities                              20,581
                                             --------
Total liabilities held for sale              $ 57,609
                                             --------
Net assets held for sale                     $224,066
                                             ========

(14) SUBSEQUENT EVENTS

     In April 2007, the Company entered into a $200,000 five-year Syndicated Senior Revolving Credit Facility ("5-Year Agreement"), which expires in April 2012.

     The Company used the remaining proceeds of approximately $307,000 from the sale of the Bioproducts and Biopharma segments and $94,000 of borrowings under the 5-Year Agreement to pay a special dividend of $14.00 per share on May 3, 2007, totaling approximately $401,000. The Company also discontinued its quarterly dividend payment and will instead allocate these cash outlays to support its growth initiatives.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    (dollars in thousands, except share data)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

     The Company's business consists of one segment - Human Health. The Human Health segment is primarily comprised of active pharmaceutical ingredients derived from organic chemistry and pharmaceutical intermediates.

     The following significant events occurred during the first quarter 2007 which affected reported operating profit:

     - A charge of $23,130 recorded within operating expenses for strategic alternative costs.

     - A charge of $1,682 recorded within operating expenses for restructuring costs.

     - A charge of $821 recorded within interest expense for the write-off of unamortized debt costs.

     During to the first quarter of 2007 the Company completed the sale of the businesses that comprise the Bioproducts and Biopharma segments (excluding certain liabilities) to Lonza Group AG for total cash consideration of $460,000. As a result of this transaction, the Company recorded a gain of $232,116 in discontinued operations, subject to working capital and other adjustments.

RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 2007 VERSUS FIRST QUARTER 2006

     Gross sales in the first quarter 2007 of $64,997 were $10,877 or 20.1% above the first quarter 2006. Gross sales were favorably impacted 5.5% due to exchange rates reflecting a weaker U.S. dollar.

     Within the Human Health segment, sales of active pharmaceutical ingredients ("APIs") of $48,342 were $7,945 or 19.7% above the first quarter 2006 primarily due to higher sales volume of generic APIs partially offset by lower pricing. Sales of pharmaceutical intermediates of $8,058 were $1,547 or 23.8% above the first quarter 2006 primarily due to stronger demand for custom development products. Sales of other Human Health products of $8,597 were $1,385 or 19.2% above the first quarter 2006 primarily due to stronger demand of crop protection products partially offset by lower sales of x-ray media.

     Human Health gross margins increased to 37.5% in the first quarter 2007 from 35.3% in the first quarter 2006. This increase is primarily due to higher sales volume and favorable foreign currency exchange partially offset by lower pricing.

The following table reflects sales by geographic area for the three months ended March 31, 2007 and 2006:

                         2007      2006
                       -------   -------
North America          $22,473   $17,121
Europe                  38,567    33,838
Asia                     2,007     1,342
Other                    1,950     1,819
                       -------   -------
   Total Gross Sales   $64,997   $54,120
                       =======   =======

     Selling, general and administrative expenses of $15,347 or 23.6% of gross sales in the first quarter 2007 increased from $12,490, or 23.1% in the first quarter 2006. The increase in expense is due mainly to higher administration expenses, primarily legal fees. The impact of foreign currency exchange was negligible.

     The Company announced plans to eliminate certain employee positions at the corporate office upon completion of the sale of the Bioproducts and Biopharma segments. This plan will include certain one-time benefits for employees terminated and is expected to be completed before the end of 2007. Costs related to these plans are recorded on the restructuring expenses line on the income statement. The Company recognized expense of $1,682 during the first quarter of 2007, and expects the total charge for the program to be approximately $4,000, substantially all of which will be in cash. The Company anticipates annual cost savings related to the elimination of all these positions to be approximately $5,200.

     Strategic alternative costs include costs that the Company has incurred related to the decision to sell the Bioproducts and Biopharma segments in February 2007. These costs are not considered part of the restructuring program or a part of discontinued operations under current accounting guidance. The first quarter of 2007 includes charges of $18,188 related to certain benefits which became payable under change of control agreements between the Company and four of its current or former executives due to the sale of the Bioproducts and Biopharma segments. The Company will recognize additional expense in future quarters for the recognition of interest and discounting as well as the potential for changes in estimates. Substantially all of this charge will be paid in cash. The exact timing of the payment is uncertain at this time but is expected to be in 2008.

     Also included in strategic alternative costs in the current quarter is $4,489 of retention bonuses. This includes amounts that were payable upon completion of the Bioproducts and Biopharma segments sales transaction on February 6, 2007 as well as bonuses payable to certain current employees for continued employment, generally through September 30, 2007. The Company is recognizing this cost ratably over the applicable service period and anticipates a total charge of approximately $3,200. Additional costs including those associated with the payment of the special dividend in connection with the divestiture amounted to approximately $453 during the quarter.

     Research and development expenses of $2,600 were 4.0% of gross sales in the first quarter 2007, compared to $2,362 or 4.4% of gross sales in the first quarter 2006. The increase in expense primarily reflects higher personnel costs. The impact of foreign currency exchange was negligible.

     Operating loss in the first quarter of 2007 was $18,364 compared to profit of $3,245 in the first quarter of 2006. The results reflect higher operating expenses due to strategic alternative and restructuring costs partially offset by higher gross margins as discussed above.

     Net interest income was $1,539 in the first quarter of 2007 compared to net interest expense of $5,444 in the first quarter of 2006. These results primarily reflect lower average debt due to paying off the credit facility in February 2007 using the proceeds from the sale of the Bioproducts and Biopharma segments, partially offset by higher interest rates. Interest income was also considerably higher in the first quarter of 2007 compared to 2006 due to interest earned on the proceeds from the sale of the Bioproducts and Biopharma segments. Also included in first quarter 2007 was the acceleration of unamortized origination fees related to the repayment of the credit facility of $821. Included in first quarter 2006 is approximately $5,272 related to the make whole payment of $4,809 and the related acceleration of $463 of unamortized origination fees. The average interest rate on debt was 6.1% in the first quarter of 2007 versus 5.2% in the first quarter of 2006.

     The effective tax rate for the first quarter 2007 was 14.1% compared to -113.4% in the first quarter 2006. The tax provision in the first quarter 2007 changed to a benefit of $2,363 compared to expense of $2,500 in the first quarter of 2006. This change is due to the geographic mix of pre-tax earnings, as well as the recognition of a tax benefit in continuing operations as a result of the sale of the Bioproducts and Biopharma segments in the first quarter of 2007. The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized. As such, improvements in domestic, and certain foreign, pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

     Loss from continuing operations in the first quarter of 2007 was $14,443, or $0.51, per diluted share versus $4,704, or $0.18 per diluted share in the same period a year ago.

     The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48") effective January 1, 2007. This interpretation clarified the accounting for uncertainty in income tax positions and required the Company to recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The effect of adopting the interpretation was not material. Refer to Note 5 for further discussion.

     The Company adopted FASB Staff Position ("FSP") No. AUG AIR-1 "Accounting for Planned Major Maintenance Activities" effective January 1, 2007. This FSP amended certain provisions of APB Opinion No. 28 "Interim Financial Reporting". This FSP prohibited the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim reporting periods. The adoption of this FSP had an immaterial impact on the Company's financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $311,169 in the first three months of 2007. During the three months ended March 31, 2007, the Company generated cash from operations of $1,013, a decrease of $4,920 versus the same period a year ago. The decrease in cash flows from operations in the first three months of 2007 versus the first three months of 2006 is due primarily to the pay down of accounts payable.

     Cash flows provided by financing activities in the first three months of 2007 of $453,988 primarily reflect proceeds from the sale of the Bioproducts and Biopharma segments. Capital expenditures from continuing operations were $5,478 in the first three months of 2007 as compared to $4,290 in 2006. Part of the funds in 2007 were used for a new API purification facility in Milan, Italy and capital improvements to existing facilities.

     Cash flows used in financing activities in the first three months of 2007 of $143,770 include net pay down of debt of $158,586 and dividends paid of $833 partially offset by proceeds from stock options exercised of $15,962. In the first three months of 2006 financing activities include a net pay down of debt of $18,962, dividends paid of $801 partially offset by proceeds from stock options exercised of $1,003.

     During the first three months of 2007 and 2006, the Company paid cash dividends of $0.03 per share.

     On October 24, 2006, the Company entered into a definitive stock purchase agreement with Lonza Group AG for the sale of the businesses that comprise the Bioproducts and Biopharma segments (excluding certain liabilities) for total cash consideration of $460,000. The sale of these businesses closed during the first quarter of 2007.

     The Company used the proceeds from the sale to repay outstanding debt and on May 3, 2007, paid a special dividend of $14.00 per share, totaling approximately $401,000. Approximately $94,000 was borrowed from the Company's new five-year, $200,000 credit facility to pay the dividend. The Company also discontinued its quarterly dividend payment and will instead allocate these cash outlays to support its growth initiatives.

     In April 2007, the Board of Directors of the Company approved the suspension of the domestic pension plans and SERP plan effective August 31, 2007.

FORWARD-LOOKING STATEMENTS

     This document may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under The Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities. These statements may be identified by the fact that they use words such as "expects," "anticipates," "intends," "estimates," "believes" or similar expressions are used in connection with any discussion of future financial and/or operating performance. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q. Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including, but not limited to, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and/or regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation disclosed in the Company's public filings, changes in foreign exchange rates, performance of minority investments, uncollectible receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the Company's ability to receive regulatory approvals for its products, the outcome of the evaluation of strategic alternatives and whether the Company's estimates with respect to its earnings and profits for tax purposes in 2007 will be correct. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     For further details and a discussion of these and other risks and uncertainties, investors are cautioned to review the Cambrex 2006 Annual Report on Form 10-K, including the Forward-Looking Statement section therein, and other filings with the U.S. Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no significant change in our exposure to market risk during the first quarter of 2007. For a discussion of the Company's exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2006.

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

     We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. The Company's management has concluded that the financial statements included in this Form 10-Q are a fair presentation in all material respects the Company's financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

     There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     There were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended March 31, 2007.

PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 1 LEGAL PROCEEDINGS

     See the discussion under Part I, Item 1, Note 12 to the Consolidated Financial Statements.

ITEM 1A RISK FACTORS

     There have been no material changes to our risk factors and uncertainties during the first three months of 2007. For a discussion of the Risk Factors, refer to Part I, Item 1A, "Risk Factors," contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2006.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     1. At a Special Meeting of Shareholders held on February 5, 2007 the Stockholders voted for the approval of the sale of the Bioproducts and Biopharma segments.

 Votes For            Votes Against   Votes Abstained
----------            -------------   ---------------
21,064,114                55,789           26,804

     2. At the Annual Meeting of Stockholders held on April 26, 2007, four Directors in Class II were elected to hold office as Directors of the Company until the 2010 Annual Meeting of Stockholders

Nominees                Votes For   Votes Withheld
--------               ----------   --------------
Rosina B Dixon         22,436,620        961,953
Roy W Haley            22,949,190        449,383
Leon J Hendrix, Jr     22,435,670        962,903
Ilan Kaufthal          22,347,160      1,051,413

     3. Also, to amend the Restated Certificate of Incorporation in order to declassify the Board of Directors and authorizing:

          (i) the annual election of all members of the Board of Directors;

 Votes For            Votes Against   Votes Abstained
----------            -------------   ---------------
23,302,177                55,680           40,717

          (ii) stockholders to remove a director with or without cause by a majority vote of the then outstanding shares of common stock entitled to vote generally in the election of directors; and

 Votes For            Votes Against   Votes Abstained
----------            -------------   ---------------
23,261,427                95,968           41,177

          (iii) the removal of provisions requiring a supermajority vote of our common stock to effect certain amendments to our Restated Certificate of Incorporation and By-Laws; and

 Votes For            Votes Against   Votes Abstained
----------            -------------   ---------------
23,258,121                98,021           42,432

     4. Also, the Stockholders voted for the appointment of BDO Seidman, LLP as the Company's Registered Independent Public Accounting Firm for 2007.

 Votes For            Votes Against   Votes Abstained
----------            -------------   ---------------
23,371,956                17,013           9,593

ITEM 6 EXHIBITS

     1. Exhibit 3.1 - Restated Certificate of Incorporation of registrant, as amended.

     2.   Exhibit 3.2 - By Laws of registrant, as amended.

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

                                        CAMBREX CORPORATION


                                        By /s/ Gregory P. Sargen
                                           -------------------------------------
                                           Gregory P. Sargen
                                           Vice President and Chief Financial
                                           Officer (On behalf of the Registrant
                                           and as the Registrant's Principal
                                           Financial Officer)

Dated: May 9, 2007