Form 10-Q
period 2007-06-30
CAMBREX CORP
filed 2007-08-07
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2007

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               for the transition period from ________ to _________
                         Commission file number 1-10638

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

      As of July 31, 2007, there were 28,889,915 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                       For The Quarter Ended June 30, 2007
                                Table of Contents

                                                                                                                  Page No.
                                                                                                                  --------
Part I Financial information

        Item 1.  Financial Statements

                 Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006                                   2

                 Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006         3

                 Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006                   4

                 Notes to Unaudited Consolidated Financial Statements                                               5 - 22

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             23 - 28

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                             29

        Item 4.  Controls and Procedures                                                                                29

Part II Other information

        Item 1.  Legal Proceedings                                                                                      30

        Item 1A. Risk Factors                                                                                           30

        Item 6.  Exhibits                                                                                               30

Signatures                                                                                                              31

Part I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CAMBREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                            JUNE 30,    DECEMBER 31,
                                                                             2007          2006
                                                                          -----------   ------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                              $    41,233   $     33,746
   Trade receivables, net                                                      29,959         38,552
   Inventories, net                                                            60,125         53,893
   Assets of discontinued operations                                               --         79,383
   Prepaid expenses and other current assets                                   19,306         19,176
                                                                          -----------   ------------
        Total current assets                                                  150,623        224,750

Property, plant and equipment, net                                            145,425        141,863
Goodwill                                                                       33,219         32,573
Assets of discontinued operations                                                  --        202,292
Other non-current assets                                                        7,368          4,898
                                                                          -----------   ------------

        Total assets                                                      $   336,635   $    606,376
                                                                          ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $    22,048   $     28,592
   Accrued expense and other current liabilities                               70,780         45,141
   Liabilities of discontinued operations                                          --         33,401
                                                                          -----------   ------------
        Total current liabilities                                              92,828        107,134

Long-term debt                                                                 85,700        158,600
Deferred income tax                                                            21,374         14,268
Liabilities of discontinued operations                                             --         24,208
Accrued pension and postretirement benefits                                    38,863         39,911
Other non-current liabilities                                                  18,515         15,609
                                                                          -----------   ------------
        Total liabilities                                                     257,280        359,730

Stockholders' equity:
   Common stock, $.10 par value; authorized 100,000,000, issued
     31,257,445 and 30,145,319 shares at respective dates                       3,125          3,015
   Additional paid-in capital                                                  96,611        241,360
   Retained earnings                                                            2,274         28,860
   Treasury stock, at cost, 2,391,330 and 2,446,097 shares at respective
   dates                                                                      (20,365)       (20,832)
   Accumulated other comprehensive loss                                        (2,290)        (5,757)
                                                                          -----------   ------------

        Total stockholders' equity                                             79,355        246,646
                                                                          -----------   ------------
        Total liabilities and stockholders' equity                        $   336,635   $    606,376
                                                                          ===========   ============

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)
                     (in thousands, except per-share data)

                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                JUNE 30,                     JUNE 30,
                                                         -----------------------   --------------------------
                                                            2007         2006          2007          2006
                                                         ----------   ----------   ------------   -----------
Gross sales                                              $   63,081   $   63,031   $    128,078   $   117,151
     Allowances and rebates                                     184          284            774           670
                                                         ----------   ----------   ------------   -----------
Net sales                                                    62,897       62,747        127,304       116,481

     Other revenues                                             (42)        (405)           765        (1,052)
                                                         ----------   ----------   ------------   -----------
Net revenues                                                 62,855       62,342        128,069       115,429

Cost of goods sold                                           38,917       39,902         79,736        73,904
                                                         ----------   ----------   ------------   -----------
Gross profit                                                 23,938       22,440         48,333        41,525

Operating expenses:
     Selling, general and administrative expenses            10,556       14,998         25,903        27,488
     Research and development expenses                        2,961        3,077          5,561         5,439
     Restructuring expenses                                   1,901           --          3,583            --
     Strategic alternative costs                              4,564        1,042         27,694         2,030
                                                         ----------   ----------   ------------   -----------
        Total operating expenses                             19,982       19,117         62,741        34,957

Operating profit/(loss)                                       3,956        3,323        (14,408)        6,568
Other (income)/expenses:
     Interest (income)/expense, net                            (871)         122         (2,410)        5,566
     Other expenses, net                                        401          125            382           130
                                                         ----------   ----------   ------------   -----------
Income/(loss) before income taxes                             4,426        3,076        (12,380)          872

     Provision/(benefit) for income taxes                     1,971        3,424           (392)        5,924
                                                         ----------   ----------   ------------   -----------
Income/(loss) from continuing operations                 $    2,455   $     (348)  $    (11,988)  $    (5,052)

(Loss)/income from discontinued operations, net of tax         (181)       1,324        219,478         4,851
                                                         ----------   ----------   ------------   -----------
Income/(loss) before cumulative effect of a change in
accounting principle                                          2,274          976        207,490          (201)

Cumulative effect of a change in accounting principle            --           --             --          (228)
                                                         ----------   ----------   ------------   -----------
Net income/(loss)                                        $    2,274   $      976   $    207,490   $      (429)
                                                         ==========   ==========   ============   ===========

Basic earnings per share:
     Income/(loss) from continuing operations            $     0.09   $    (0.01)  $      (0.42)  $     (0.19)
     (Loss)/income from discontinued operations, net of
     tax                                                 $    (0.01)  $     0.05   $       7.73   $      0.18
     Cumulative effect of a change in accounting
     principle                                           $       --   $       --   $         --   $     (0.01)
                                                         ----------   ----------   ------------   -----------
     Net income/(loss)                                   $     0.08   $     0.04   $       7.31   $     (0.02)

Diluted earnings per share:
     Income/(loss) from continuing operations            $     0.08   $    (0.01)  $      (0.42)  $     (0.19)
     Income from discontinued operations, net of tax     $     0.00   $     0.05   $       7.73   $      0.18
     Cumulative effect of a change in accounting
     principle                                           $       --   $       --   $         --   $     (0.01)
                                                         ----------   ----------   ------------   -----------
     Net income/(loss)                                   $     0.08   $     0.04   $       7.31   $     (0.02)

Weighted average shares outstanding:
     Basic                                                   28,711       26,741         28,393        26,701
     Effect of dilutive stock based compensation                238           --             --            --
                                                         ----------   ----------   ------------   -----------
     Diluted                                                 28,949       26,741         28,393        26,701

     Cash dividends paid per share                       $    14.00   $     0.03   $      14.03   $      0.06
                                                         ==========   ==========   ============   ===========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ---------------------------
                                                                   2007           2006
                                                              ------------   ------------
Cash flows from operating activities:
   Net income/(loss)                                          $    207,490   $       (429)
   Adjustments to reconcile net income/(loss) to cash flows:
   Cumulative effect of a change in accounting principle                --            228
   Depreciation and amortization                                     9,645          9,633
   Write-off of debt origination fees                                  841            463
   Strategic alternative and restructuring charges                  21,862             --
   Stock based compensation included in net income/(loss)            4,589            808
   Deferred income tax provision                                     6,991          (469)
   Inventory reserve                                                 2,165            942
   Other                                                               206            246
   Changes in assets and liabilities:
     Receivables                                                     9,041          2,162
     Inventories                                                    (7,807)       (10,081)
     Prepaid expenses and other current assets                         692           (800)
     Accounts payable and other current liabilities                 (9,961)         4,063
     Other non-current assets and liabilities                         (599)           171
   Discontinued operations:
     Gain on sale of businesses                                   (235,607)            --
     Rutherford settlement, net of tax                               4,007             --
     Changes in operating assets and liabilities                    (5,310)       (13,588)
     Other non-cash charges                                          1,359         10,639
                                                              ------------   ------------
   Net cash provided by operating activities                         9,604          3,988
                                                              ------------   ------------

Cash flows from investing activities:
   Capital expenditures                                            (11,774)        (9,638)
   Other investing activities                                          (15)            --
   Discontinued operations:
     Capital expenditures                                             (530)        (7,995)
     Proceeds from sale of business                                463,914             --
     Acquired in-process research and development                       --         (1,392)
     Other investing activities                                         11            (65)
                                                              ------------   ------------
   Net cash provided by/(used) in investing activities             451,606        (19,090)
                                                              ------------   ------------

Cash flows from financing activities:
   Dividends                                                      (402,200)        (1,604)
   Net (decrease)/increase in short-term debt                         (135)           246
   Long-term debt activity (including current portion):
     Borrowings                                                    127,200        176,000
     Repayments                                                   (200,222)      (177,975)
   Proceeds from stock options exercised                            20,947          1,267
   Other financing activities                                          (59)          (113)
   Discontinued operations:
     Debt borrowings                                                    --             14
     Debt repayments                                                  (254)          (748)
                                                              ------------   ------------
     Net cash used in financing activities                        (454,723)        (2,913)
                                                              ------------   ------------
Effect of exchange rate changes on cash and cash equivalents         1,000          2,320
                                                              ------------   ------------
Net increase/(decrease) in cash and cash equivalents                 7,487        (15,695)
Cash and cash equivalents at beginning of period                    33,746         45,342
                                                              ------------   ------------
Cash and cash equivalents at end of period                    $     41,233   $     29,647
                                                              ============   ============

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

      The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

      Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

      In October 2006, the Company sold two businesses within the Human Health segment for nominal consideration. As a result of this transaction, the Company reported a non-cash charge of $23,244 in the fourth quarter of 2006, and all periods presented reflect the results of these businesses as discontinued operations.

      In February 2007, the Company completed the sale of the businesses that comprised the Bioproducts and Biopharma segments (excluding certain liabilities) to Lonza Group AG for total cash consideration of $463,914, including working capital adjustments. As a result of this transaction, the Company reported a gain of $235,607, including working capital adjustments, and all periods presented reflect the results of these businesses as discontinued operations. Refer to Note 14 for a complete discussion on discontinued operations.

(2) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Accounting for Uncertainty in Income Taxes

      The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 ("FIN 48") effective January 1, 2007. This interpretation clarified the accounting for uncertainty in income tax positions and required the Company to recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The effect of adopting this interpretation was not material. Refer to Note 5 for further discussion.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(3) STOCK BASED COMPENSATION

      Beginning January 1, 2006, the Company began recognizing compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for the stock options granted to employees during the three and six months ended June 30, 2007 was $8.30. The weighted-average fair value per share for the stock options granted to employees during the three and six months ended June 30, 2006 was $7.73 and $8.02, respectively.

      For the three months ended June 30, 2007 and 2006, the Company recorded $23 and $157, respectively, in selling, general and administrative expenses for stock options. In addition, the Company recorded $20 in restructuring expenses related to the reduction in workforce in the second quarter of 2007. For the six months ended June 30, 2007 and 2006, the Company recorded $96 and $158, respectively, in selling, general and administrative expenses for stock options. In addition, the Company recorded $198 and $37 in strategic alternative costs and restructuring expenses, respectively, for stock options related to the change in control agreements and the reduction in workforce in the first six months of 2007.

      As of June 30, 2007, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $685. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.4 years.

      In addition, for the three and six months ended June 30, 2007, the Company recorded $2,417 in strategic alternative costs for expense associated with a stock option modification due to the special dividend paid on May 3, 2007. The modification reduced the exercise price of all stock options outstanding as of the dividend payment date by $14.00 per share, the amount of the special dividend. As of June 30, 2007, the total compensation cost related to unvested stock option awards that were modified but not yet recognized was $430. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.4 years.

      Cambrex senior executives and certain employees participate in two long-term incentive plans which rewards achievement of long-term strategic goals with restricted stock units. For the three months ended June 30, 2007 and 2006, the Company recorded $92 and $227, respectively, in selling, general and administrative expenses for restricted stock. In addition, the Company recorded $140 and $65 in strategic alternative costs and restructuring expenses, respectively, in the second quarter of 2007. For the six months ended June 30, 2007 and 2006, the Company recorded $263 and $386, respectively, in selling, general and administrative expenses for restricted stock. In addition, the Company recorded $1,443 and $135 in strategic alternative costs and restructuring expenses, respectively, in the first six months of 2007, primarily for the acceleration of vesting related to restricted stock per the terms of the executive change in control agreements. As of June 30, 2007 the total compensation cost related to unvested restricted stock granted but not yet recognized was $1,221. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.6 years.

      At June 30, 2006, the Company had outstanding 150,000 fully-vested cash-settled incentive SARs at a price of $19.30. These SARs were classified as liability awards and, as such, were recorded at fair value until the rights were exercised during the fourth quarter of 2006. As of June 30, 2007 the Company did not have any SARs outstanding. For the three and six months ended June 30, 2006 the Company recorded $46 and $264, respectively, in compensation expense. Under FAS 123(R), the Company is required to measure the SARs at fair market value. Prior to adopting FAS 123(R), the SARs were measured at the intrinsic value. In addition, during the first quarter of 2006, the Company recorded $228 in compensation expense as a cumulative effect of a change in accounting principle in accordance with FAS 123(R).

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(3) STOCK BASED COMPENSATION (CONTINUED)

      The following table is a summary of the Company's stock option activity issued to employees and related information:

                                              WEIGHTED
                                              AVERAGE
                                 NUMBER OF    EXERCISE
          OPTIONS                 SHARES       PRICE
------------------------------  ----------   ---------
Outstanding at January 1, 2007   2,754,893   $   28.48
Granted                                 --          --
Exercised                         (792,221)  $   21.34
Forfeited or expired              (182,085)  $   23.55
                                 ---------
Outstanding at March 31, 2007    1,780,587   $   32.16
                                 ---------
Granted                             18,000   $   24.58
Exercised                         (324,305)  $   13.28
Forfeited or expired                (3,900)  $   12.90
                                 ---------
Outstanding at June 30, 2007     1,470,382   $   20.00
                                 =========
Exercisable at June 30, 2007     1,341,290   $   21.17

      On May 3, 2007, the Company paid a special dividend of $14.00 per share. As a result, the market price of the stock declined by approximately $14.00 per share from the prior days close and therefore all outstanding options were modified to reduce the exercise price by $14.00 per share.

      The aggregate intrinsic value for all stock options exercised during the three months ended June 30, 2007 and 2006 were $956 and $129, respectively. The aggregate intrinsic value for all stock options exercised during the first six months of 2007 and 2006 were $2,552 and $564, respectively. The aggregate intrinsic value for all stock options outstanding as of June 30, 2007 was $1,828. The aggregate intrinsic value for all stock options exercisable as of June 30, 2007 was $1,127.

      A summary of the Company's nonvested stock options as of June 30, 2007 and changes during the three and six months ended June 30, 2007, are presented below:

                                             WEIGHTED-
                              NUMBER OF    AVERAGE GRANT-
  NONVESTED STOCK OPTIONS      SHARES     DATE FAIR VALUE
----------------------------  ---------   ---------------
Nonvested at January 1, 2007    236,952        $21.39
Granted                              --            --
Vested during period            (59,463)       $21.39
Forfeited                       (63,497)       $21.39
                                -------
Nonvested at March 31, 2007     113,992        $21.39
                                -------
Granted                          18,000        $24.58
Vested during period                 --            --
Forfeited                        (2,900)       $ 7.39
                                -------
Nonvested at June 30, 2007      129,092        $ 7.84
                                =======

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(3) STOCK-BASED COMPENSATION (CONTINUED)

      A summary of the Company's nonvested restricted stock as of June 30, 2007 and changes during the three and six months ended June 30, 2007 are presented below:

                                            WEIGHTED-
                              NUMBER OF   AVERAGE GRANT-
 NONVESTED RESTRICTED STOCK    SHARES     DATE FAIR VALUE
----------------------------  ---------   ---------------
Nonvested at January 1, 2007    165,868        $22.02
Granted                          53,129        $21.69
Vested during period            (51,002)       $22.74
Forfeited                       (28,922)       $21.43
                                -------
Nonvested at March 31, 2007     139,073        $21.75
                                -------
Granted                              --            --
Vested during period                 --            --
Forfeited                        (1,160)       $21.39
                                -------
Nonvested at June 30, 2007      137,913        $21.75
                                =======

(4) GOODWILL

      The changes in the carrying amount of goodwill for the six months ended June 30, 2007, are as follows:

                               Human Health
                                  Segment
                               ------------
Balance as of January 1, 2007  $     32,573
Translation effect                      646
                               ------------
Balance as of June 30, 2007    $     33,219
                               ============

(5) INCOME TAXES

      The Company recorded tax expense of $1,971 and a benefit of $392 in the three and six months ended June 30, 2007, respectively, compared to tax expense of $3,424 and $5,924 in the three and six months ended June 30, 2006, respectively. This change is due to the change in geographic mix of pre-tax earnings, as well as the recognition of a tax benefit in continuing operations as a result of the sale of the Bioproducts and Biopharma segments in the first quarter of 2007.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(5) INCOME TAXES (CONTINUED)

      The Company has adopted the provisions of FIN 48 effective January 1, 2007.

      As of January 1, 2007 the Company had reserves of approximately $2,024 for uncertain tax positions that were accounted for in the Company's non-current liabilities and includes estimated cumulative interest and penalties of $414. The Company also had unrecognized tax benefits of $2,000 for certain tax attributes which had full valuation allowances. The net effect of this is a decrease to the gross deferred tax assets and a corresponding decrease to the related valuation allowance with no effect to beginning retained earnings. There was no interest component related to these items. Consistent with prior periods, the company will recognize interest and penalties within its income tax provision. The total unrecognized tax benefit of $4,024, if recognized, would impact the effective tax rate.

      The Company has recently closed an audit of its consolidated U.S. operations for the periods 2001- 2003. Although not currently under examination by the IRS, the Company is subject to examination for the years 2004 through 2006. It is also subject to exams in foreign jurisdictions for periods as early as 2002 and beyond in its significant non-U.S. jurisdictions.

      The Company is also subject to audit in various states (for various years) in which it files income tax returns. Past audits have not resulted in material adjustments. Audits for New Jersey and Maine have recently been concluded with no material changes. Open years for these states are 2004 and 2005 forward, respectively. An audit for the state of Maryland for 2001-2004 was also concluded recently with no material changes.

      The Company anticipates a net decrease of approximately $200 to $300 for unrecognized tax benefits, which would positively impact the provision for income taxes, in the next 12 months mainly due to the expiration of a statute of limitation period.

(6) NET INVENTORIES

      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

      Net inventories at June 30, 2007 and December 31, 2006 consist of the following:

                  June 30,   December 31,
                    2007         2006
                 ----------  ------------
Finished goods   $   26,685  $     23,792
Work in process      21,315        15,540
Raw materials         9,008        11,696
Supplies              3,117         2,865
                 ----------  ------------
   Total         $   60,125  $     53,893
                 ==========  ============

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(7) LONG-TERM DEBT

      In February 2007, proceeds from the sale of the Bioproducts and Biopharma segments, as discussed in Note 14, were used to repay all outstanding debt on the credit facility. Due to this repayment, $821 was recorded in interest expense, in continuing operations, in the first quarter of 2007 related to the acceleration of unamortized origination fees. In April 2007, the Company entered into a $200,000 five-year Syndicated Senior Revolving Credit Facility which expires in April 2012. The Company pays interest on this credit facility at LIBOR plus 1.25% - 2.00% based upon certain measurements of the Company's financial performance. The credit facility also includes financial covenants regarding interest coverage and leverage ratios. The Company was in compliance with all financial covenants at June 30, 2007. At June 30, 2007 there was $85,700 outstanding under this credit facility.

(8) RESTRUCTURING CHARGES

      The Company announced plans to eliminate certain employee positions at the corporate office upon completion of the sale of the Bioproducts and Biopharma segments. This plan will include certain one-time benefits for employees terminated and is expected to be completed before the end of 2007. During the three months ended June 30, 2007, the Company recognized expense of $1,901, consisting of $1,817 which will be paid in cash and $84 for stock based compensation and other professional fees. For the six months ended June 30, 2007, the Company recognized expense of $3,583, consisting of $3,407 which will be paid in cash and $176 for stock based compensation and other professional fees. The Company expects the total charge for the program to be approximately $4,000, substantially all of which will be paid in cash. The Company anticipates annual cost savings related to the elimination of all these positions to be approximately $5,200.

      The following table reflects the activity related to the severance reserve through June 30, 2007:

                                                   2007 Activity
                            January 1, 2007  ------------------------   June 30, 2007
                            Reserve Balance   Expense   Cash Payments  Reserve Balance
                            ---------------  ---------  -------------  ---------------
Employee termination costs  $            --  $   3,407           (349) $         3,058
                            ===============  =========  =============  ===============

(9) STOCKHOLDERS' EQUITY

      On May 3, 2007, the Company paid a special dividend of $14.00 per share to its shareholders resulting in a reduction in stockholders' equity of $403,026. The effect on stockholders' equity was a reduction to retained earnings of $233,244, representing total accumulated earnings as of the date of declaration, with the remainder representing a return of capital of $169,782. Cash disbursements were $401,367 and $1,659 was accrued related to dividends on unvested restricted stock. The Company also announced that it will no longer pay a quarterly dividend.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(10) COMPREHENSIVE INCOME

      The following table shows the components of comprehensive income for the three and six months ended June 30, 2007 and 2006:

                                                                 Three months ended             Six months ended
                                                                       June 30,                      June 30,
                                                               ----------------------       -----------------------
                                                                 2007          2006           2007           2006
                                                               -------       --------       ---------      --------
Net income/(loss)                                              $ 2,274       $    976       $ 207,490      $   (429)
Foreign currency translation                                     2,966          9,596           3,195        13,336
Reclassification adjustment for gain on disposition of
business on foreign currency translation included in
net income                                                          --             --            (483)           --
Unrealized (loss)/gain on hedging contracts, net of tax           (122)           250             (45)          374
Unrealized gain/(loss) on available-for-sale securities              5           (415)           (442)         (171)

Reclassification adjustment for net realized loss/(gain)
on available-for-sale securities included in net income             64             --            (670)          --
Pension, net of tax                                                193             --             592           --
Reclassification adjustment for loss on disposition of
business - pension, included in net income                                         --           1,320
                                                               -------       --------       ---------      --------
   Total                                                       $ 5,380       $ 10,407       $ 210,957      $ 13,110
                                                               =======       ========       =========      ========

      During the six months ended June 30, 2007 the Company sold two available-for-sale securities. For purposes of computing gains or losses, cost is identified on a specific identification basis. As of December 31, 2006 the amount recorded in accumulated other comprehensive income ("AOCI") was a gain of $1,117, net of tax, which was reclassed out of AOCI upon the sale of the securities and the Company recorded a net gain of $670 to other income at the actual sale dates. The Company also realized a gain of $483 and a loss of $1,320 for foreign currency translation and pension, respectively, related to the sale of the Bioproducts and Biopharma segments, both recorded as part of the gain on sale within discontinued operations.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(11) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

      Domestic Pension Plans

      The components of net periodic pension cost for the Company's domestic plans for the three and six months ended June 30, 2007 and 2006 are as follows:

                                                                 Three months ended             Six months ended
                                                                       June 30,                      June 30,
                                                               ----------------------       -----------------------
                                                                 2007          2006           2007           2006
                                                               -------       --------       ---------      --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                   $   222       $    729       $     557      $  1,458
Interest cost                                                      900            858           1,798         1,716
Expected return on plan assets                                    (937)          (746)         (1,858)       (1,492)
Amortization of prior service costs                                 68             11              73            22
Recognized actuarial loss                                           52            180             104           360
Curtailments                                                        77             --             414            --
                                                               -------       --------       ---------      --------
Net periodic benefit cost                                      $   382       $  1,032       $   1,088      $  2,064
                                                               =======       ========       =========      ========

      The sale of the Bioproducts and Biopharma segments in February 2007 required the Company to recognize a curtailment charge of $337 in the three months ended March 31, 2007, which is recorded in discontinued operations.

      In April 2007, the Board of Directors of the Company approved the suspension of the domestic pension plans and Supplemental Executive Retirement Plan ("SERP") plan effective August 31, 2007. As a result, the Company was required to recognize a curtailment charge of $77 in the three months ended June 30, 2007.

      The Company expects to contribute approximately $4,679 in cash to its two U.S. defined-benefit plans in 2007.

      The components of net periodic benefit cost for the Company's SERP Plan for the three and six months ended June 30, 2007 and 2006 is as follows:

                                                                 Three months ended             Six months ended
                                                                       June 30,                      June 30,
                                                               ----------------------       -----------------------
                                                                 2007          2006           2007           2006
                                                               -------       --------       ---------      --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                   $     5       $     55       $      43      $    110
Interest cost                                                       75             63             149           126
Amortization of prior service cost                                   1              1               1             2
Recognized actuarial loss                                            4              6               8            12
Curtailments                                                         4             --              15            --
                                                               -------       --------       ---------      --------
Net periodic benefit cost                                      $    89       $    125       $     216      $    250
                                                               =======       ========       =========      ========

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(11) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

      International Pension Plans

      The components of net periodic pension cost for the Company's international plan for the three and six months ended June 30, 2007 and 2006 are as follows:

                                                                 Three months ended             Six months ended
                                                                       June 30,                      June 30,
                                                               ----------------------       -----------------------
                                                                 2007          2006           2007           2006
                                                               -------       --------       ---------      --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                   $   111       $    128       $     222      $    256
Interest cost                                                      160            128             320           256
Amortization of unrecognized net obligation                         --             (8)             --           (16)
Recognized actuarial (gain)/loss                                   (17)            17             (34)           34
Amortization of prior service cost                                  (2)            (1)             (4)           (2)
                                                               -------       --------       ---------      --------
Net periodic benefit cost                                      $   252       $    264       $     504      $    528
                                                               =======       ========       =========      ========

      Other Postretirement Benefits

      The components of net periodic benefit cost for the three and six months ended June 30, 2007 and 2006 are as follows:

                                                                 Three months ended             Six months ended
                                                                       June 30,                      June 30,
                                                               ----------------------       -----------------------
                                                                 2007          2006           2007           2006
                                                               -------       --------       ---------      --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                   $     5       $     16       $      10      $     32
Interest cost                                                       27             34              54            68
Actuarial loss recognized                                           17             33              34            66
Amortization of unrecognized prior service cost                    (39)           (45)            (78)          (90)
                                                               -------       --------       ---------      --------
Net periodic benefit cost                                      $    10       $     38       $      20      $     76
                                                               =======       ========       =========      ========

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

      Two customers each account for 10% of consolidated gross sales in the three and six months ended June 30, 2007. One customer in the three months ended June 30, 2006 and two customers in the six months ended June 30, 2006 each account for 10% of consolidated gross sales. One customer is a pharmaceutical company with which a long-term sales contract is in effect that is scheduled to expire at the end of 2008. The Company has agreed in principle to extend the contract to 2013 which will result in lower profitability for sales under this arrangement in 2007 and 2008. Formal negotiations are complete and the Company is awaiting signature of the contract. The second customer is a distributor representing multiple customers.

      The following is a summary of business segment information:

                                 Three months ended            Six months ended
                                      June 30,                     June 30,
                              -----------------------      ------------------------
                                2007          2006           2007           2006
                              ---------     ---------      ---------      ---------
Gross Sales:
Human Health                  $  63,081     $  63,031      $ 128,078      $ 117,151
                              ---------     ---------      ---------      ---------
                              $  63,081     $  63,031      $ 128,078      $ 117,151
                              =========     =========      =========      =========
Gross Profit:
Human Health                  $  23,938     $  22,440      $  48,333      $  41,525
                              ---------     ---------      ---------      ---------
                              $  23,938     $  22,440      $  48,333      $  41,525
                              =========     =========      =========      =========
Operating Profit/(Loss):
Human Health                  $  14,160     $  13,745      $  28,916      $  24,805
Corporate                       (10,204)      (10,422)       (43,324)       (18,237)
                              ---------     ---------      ---------      ---------
                              $   3,956     $   3,323      $ (14,408)     $   6,568
                              =========     =========      =========      =========
Capital Expenditures:
Human Health                  $   6,272     $   5,306      $  11,697      $   9,581
Corporate                            24            42             77             57
                              ---------     ---------      ---------      ---------
                              $   6,296     $   5,348      $  11,774      $   9,638
                              =========     =========      =========      =========
Depreciation:
Human Health                  $   4,682     $   4,614      $   9,414      $   9,111
Corporate                            66           253            167            503
                              ---------     ---------      ---------      ---------
                              $   4,748     $   4,867      $   9,581      $   9,614
                              =========     =========      =========      =========

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(12) SEGMENT INFORMATION (CONTINUED)

                                             June 30,      December 31,
                                               2007            2006
                                            ----------     ------------
Total Assets:
Human Health                                $  294,879     $    286,437
Corporate                                       41,756           38,264
Assets of discontinued operations                   --          281,675
                                            ----------     ------------
                                            $  336,635     $    606,376
                                            ==========     ============

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

      Environmental

      In connection with laws and regulations pertaining to the protection of the environment, the Company and its subsidiaries are a party to several environmental proceedings and remediation investigations and cleanups and, along with other companies, has been named a potentially responsible party ("PRP") for certain waste disposal sites ("Superfund sites"). Additionally, as discussed in the "Sale of Rutherford Chemicals" section of this Note, the Company has retained the liability for certain environmental proceedings, associated with the Rutherford Chemicals business.

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

      In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $5,124 and $4,862 at June 30, 2007 and December 31, 2006, respectively. The modest increase in the accrual includes payments of $276. The impact of currency was minimal. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for legal and investigation fees where remediation costs may not be estimable at the reporting date.

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

      The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. Prior to the acquisition of Cosan by the Company, the operations were moved to another location and thereafter Cambrex purchased the business. In 1997, Cosan entered into an Administrative Consent Order with the NJDEP. Under the Administrative Consent Order, Cosan was required to complete an investigation of the extent of the contamination related to the Clifton site and conduct remediation as may be necessary. During the third quarter of 2005, the Company completed the investigation related to the Clifton site, which extends to adjacent properties. The results of the investigation caused the Company to increase its related reserves by $1,300 in 2005 based on the proposed remedial action plan. The Company submitted the results of the investigation and proposed remedial action plan to the NJDEP. In late 2006, the NJDEP requested that an additional investigation be conducted at the site. The Company submitted its plan for additional work to the NJDEP in April 2007 and will commence such additional work upon approval of the plan. The Company estimated that the additional work will cost approximately $240, and as such, increased the related reserve by that amount.

      In March 2006, the Company received notice from the United States Environmental Protection Agency ("USEPA") that two former operating subsidiaries are considered PRPs at the Berry's Creek Superfund Site, Bergen County, New Jersey. The operating companies are among many other PRPs that were listed in the notice. Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry's Creek Site. The Company has met with the other PRPs. Both operating companies joined the group of PRPs and filed a joint response to the USEPA agreeing to jointly negotiate to conduct or fund (along with other PRPs) an appropriate remedial investigation and feasibility study of the Berry's Creek Site. At this time it is too early to predict the extent of any liabilities. However, reserves have been established to cover anticipated initial costs related to the site.

      The Company is involved in other matters where the range of liability is not reasonably estimable at this time and it is not determinable when information will become available to provide a basis for adjusting or recording an accrual, should an accrual ultimately be required.

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

      In April 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. In accordance with the agreement $10,815 has been paid through June 30, 2007, with the remaining $1,600 to be paid next year.

            Vitamin B-3

      In May 1998, the Company's subsidiary, Nepera, which formerly operated the Harriman facility and manufactured and sold niacinamide ("Vitamin B-3"), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. In 2000, Nepera reached an agreement with the government as to its alleged role in Vitamin B-3 violations from 1992 to 1995. The Canadian government claimed similar violations. All government suits in the U.S. and Canada have been concluded.

      Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3. The actions seek injunctive relief and unspecified but substantial damages. All cases have been settled within established reserve amounts.

      Settlement documents are expected to be finalized and payments are expected to be made during the next several months. The balance of the reserves recorded within accrued liabilities related to this matter was $1,579 as of June 30, 2007.

            Sale of Rutherford Chemicals

      The Company completed the sale of its Rutherford Chemicals business in November 2003. Under the agreement for the sale ("Purchase Agreement"), the Company provided standard representations and warranties and included various covenants concerning the business, operations, liabilities and financial condition of the Rutherford Chemicals business ("Rutherford Business"). Under the Purchase Agreement, the Company indemnified the purchasers of the Rutherford Business ("Buyers") for breaches of representations, warranties and covenants. The Company also retained the liabilities associated with

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) CONTINGENCIES (CONTINUED)

existing general litigation matters related to the Rutherford Business. With respect to certain pre-closing environmental matters, the Company retained the responsibility for: (i) certain existing matters including violations and off-site liabilities; (ii) completing the on-going remediation at the New York facility under a Record of Decision ("ROD"); and (iii) completing the obligation to investigate site conditions and conduct required remediation under the provisions of the New Jersey Industrial Site Recovery Act ("ISRA"), an obligation that was triggered by the sale of the Rutherford Business. With respect to all other pre-closing environmental liabilities, whether known or unknown, costs would be allocated subject to certain limitations defined in the Purchase Agreement. The Company accrued for exposures which are deemed probable and estimable related to the retained matters.

      In April 2006, the Company received a summons and complaint (the "Complaint") from the Buyers, which was filed in the Supreme Court of the State of New York, County of New York. In the Complaint, the Buyers sought indemnification, declaratory and injunctive relief for alleged (i) breaches of various representations, warranties and covenants, related to structures, buildings and equipment at each of the purchased facilities and, in addition, was responsible for a related third party claim; and (ii) was obligated to conduct certain environmental remediation at four of the five Rutherford Business facilities. The Company denied the allegations, filed counterclaims and has been vigorously defending the matter.

      On July 30, 2007 the Company entered into a Settlement Agreement and Release (the "Settlement Agreement") and a related Environmental Escrow Agreement (the "Escrow Agreement") settling litigation which had been commenced by the Buyers by the filing of the Complaint in April 2006.

      Under the Settlement Agreement, the parties agreed to make the following payments:

            - Within 30 days from the date of the Settlement Agreement, (i) the Company agreed to pay the Buyers the sum of $636 in reimbursement for past remediation expenses at the Rutherford Business facilities; and (ii) the Buyers agreed to pay the Company 400 British pounds (approximately $813) for reimbursement of certain tax refunds received from United Kingdom taxing authorities.

            - The Buyers agreed to pay to an account (the "Escrow Account") created under the Escrow Agreement the sum of $3,149 plus interest subsequent to September 30, 2007, representing the amount owed on a Subordinated Promissory Note issued as consideration under the Purchase Agreement. The sum of $3,149 is to be paid in full no later than February 28, 2008 ("Final Note Payment").

            - The Company agreed to pay to the Escrow Account approximately $4,400 within 30 days after the Buyers' Final Note Payment.

      The Escrow Account can be used only for costs arising from the remediation of environmental contamination at the Rutherford Business facilities. The Company has the right to object to any use of the funds in the Escrow Account for non-remediation purposes, pursuant to an accelerated dispute resolution process involving the parties' appointment of a Special Master.

      Under the Settlement Agreement, the parties waive and extinguish all rights under the Purchase Agreement to seek damages or any other remedy for any other obligation contained in the Purchase Agreement as they relate to environmental liabilities, including damages related to pre-closing ownership or

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) CONTINGENCIES (CONTINUED)

operation of the Rutherford Business facilities, compliance with environmental laws, and all remediation at the Rutherford Business facilities, except for certain matters which the Company specifically retained, namely (i) the off-site treatment, storage and disposal of hazardous materials occurring before the November 10, 2003 closing of the Purchase Agreement, (ii) liability arising from the pre-closing sales of products, (iii) the completion of on-going remediation at the Nepera facility under a ROD, and (iv) completion of on-going remediation at the Bayonne facility under ISRA. The Buyers, however, retain its contractual obligation not to engage in any conduct that materially increases the Company's costs of completing the remediation under the ROD at the Nepera facility and the ISRA process at the Bayonne facility. The obligations specifically retained by the Company are consistent with its remediation obligations under the Purchase Agreement. The Company has previously accrued for exposures deemed probable and reasonable related to any specifically retained matters.

      Further, under the Settlement Agreement, the Buyers and the Company release each other from all claims and counterclaims asserted in the litigation, with the exception of the Company's possible claim that the Buyers' activities have increased the Company's remediation costs at the Nepera facility, which claim the Company will dismiss without prejudice to its right to reassert the claim in the future. The Buyers and the Company also waive all rights and obligations under the Purchase Agreement related to any claims for additional payments under the Purchase Agreement, including the Company's claims for the return of tax refunds, the payment of the Subordinated Note, and any payments under the earn-out provision.

      Under the Settlement Agreement, the Company indemnifies and holds harmless the Buyers for damages related to the obligations the Company specifically retained. The Buyers indemnify and hold harmless the Company for certain liabilities, including without limitation those arising from the presence of hazardous materials at any of the Rutherford Business facilities, except for the matters specifically retained by the Company.

      The foregoing description is a summary and is qualified in its entirety by the Settlement Agreement, which is filed as an Exhibit to this Quarterly Report on Form 10-Q for the period ending June 30, 2007.

      Related to the Settlement Agreement, the Company's second quarter 2007 results include a charge of $4,007, net of tax, recorded in discontinued operations related to this matter.

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

      The Company filed a Motion to Dismiss in May 2004. Thereafter, the plaintiff filed a reply brief and in October 2005, the Court denied the Company's Motion to Dismiss. The Company continues to believe that the complaints are without merit and will vigorously defend against them. As such, the Company has recorded no reserves related to this matter. The Company has reached its deductible under its insurance policy and further costs, expenses and any settlement are expected to be paid by the Company's insurers.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13)  CONTINGENCIES (CONTINUED)

            Securities and Exchange Commission ("SEC")

      Since 2003, the SEC has been conducting an investigation into the Company's inter-company accounting procedures from the period 1997 through 2001. The investigation began in the first half of 2003 after the Company voluntarily disclosed certain matters related to inter-company accounts for the five-year period ending December 31, 2001 that resulted in the restatement of the Company's financial statements for those years. In late June 2007, this matter was concluded with the issuance by the SEC of a Cease and Desist Order ("Order"). There are no fines or penalties associated with the Order. Under the Order, the Company agreed to undertake certain remedial actions including, for a two year period following the effective date of the Order, having the Company's outside auditor conduct an annual review of its accounting practices related to intercompany transactions and compliance with the Order, with the results of such review being reported to the SEC. The Company has implemented the remedial measures and will continue the reporting and records retention obligations set forth in the Order. This matter may be considered concluded.

            Baltimore Litigation

      In 2001, the Company acquired the biopharmaceutical manufacturing business in Baltimore (the "Baltimore Business"). The sellers of the Baltimore Business filed suit against the Company alleging that the Company made false representations during the negotiations on which the sellers relied in deciding to sell the business and that the Company breached its obligation to pay additional consideration as provided in the purchase agreement which was contingent on the performance of the Baltimore Business. Management believes the matter to be without merit and continues its defense of this matter. A decision on the Company's Motion for Summary Judgment filed in 2006 is pending.

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

      Additionally, as permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that covers a portion of any potential exposure. The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of June 30, 2007.

      In addition to the matters identified above, Cambrex's subsidiaries are party to a number of other proceedings.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(14)   DISCONTINUED OPERATIONS

      On October 27, 2006, the Company sold two businesses within the Human Health segment for nominal consideration. As a result of this transaction, the Company reported a non-cash charge of $23,244 in the fourth quarter of 2006 and these businesses are being reported as discontinued operations in all periods presented.

      On February 6, 2007, the Company completed the sale of the businesses that comprise the Bioproducts and Biopharma segments (excluding certain liabilities) to Lonza Group AG for cash consideration of $460,000. As a result of the transaction, the Company recorded a $232,116 gain in the first quarter of 2007 and an additional gain of $3,491 in the second quarter of 2007, which includes a final payment of $3,914 related to a working capital adjustment partially offset by additional deal costs. As a result of the completion of the transaction on February 6, 2007, the Bioproducts and Biopharma segments are being reported as discontinued operations in all periods presented.

      On July 30, 2007 the Company entered into a Settlement Agreement and a related Escrow Agreement settling litigation which had been commenced by the purchasers of the Rutherford Business by the filing of the Complaint in April 2006. As a result of this settlement, the Company's second quarter 2007 results include a charge of $4,007, net of tax, recorded in discontinued operations. Refer to Note 13 for a complete discussion on this matter.

      The following table reflects revenues and (loss)/income from the discontinued operations:

                                              Three months ended June 30,    Six months ended June 30,
                                             ----------------------------   ----------------------------
                                                 2007            2006           2007           2006
                                             ------------    ------------   ------------    ------------
Revenues                                     $         --    $     60,546   $     20,335    $    126,033
                                             ============    ============   ============    ============
Pre-tax income from operations of
discontinued operations                      $         --    $      2,691   $        545    $      8,259
Gain on sale of Bioproducts and Biopharma
segments                                            3,491              --        235,607              --
Rutherford litigation settlement                   (4,602)             --         (4,602)             --
                                             ------------    ------------   ------------    ------------
(Loss)/income from discontinued operations
before income taxes                          $     (1,111)   $      2,691   $    231,550    $      8,259
(Benefit)/provision for income taxes                 (930)          1,367         12,072           3,408
                                             ------------    ------------   ------------    ------------
(Loss)/income from discontinued
operations, net of tax                       $       (181)   $      1,324   $    219,478    $      4,851
                                             ============    ============   ============    ============

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(14)  DISCONTINUED OPERATIONS (CONTINUED)

      The following table reflects the carrying amount of the assets and liabilities as of December 31, 2006 for the businesses that were sold on February 6, 2007:

                                            December 31,
                                               2006
                                           -------------
Assets:
Cash                                       $          --
Accounts receivable, net                          35,460
Inventories, net                                  40,708
Other current assets                               3,215
Property, plant and equipment, net                85,162
Intangibles, net                                 115,562
Other assets                                       1,568
                                           -------------
Total assets held for sale                       281,675
Liabilities:
Accounts payable and accrued liabilities          31,965
Other current liabilities                          1,436
Long-term debt                                     3,627
Other liabilities                                 20,581
                                           -------------
Total liabilities held for sale            $      57,609
                                           -------------
Net assets held for sale                   $     224,066
                                           =============

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

      The following significant events occurred during the second quarter of 2007 which affected reported operating profit:

      - A charge of $4,564 recorded within operating expenses for strategic alternative costs.

      - A charge of $1,901 recorded within operating expenses for restructuring expenses.

RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER 2007 VERSUS SECOND QUARTER 2006

      Gross sales in the second quarter 2007 of $63,081 were equal to sales in the second quarter 2006. Gross sales were favorably impacted 3.5% due to exchange rates reflecting a weaker U.S. dollar.

      Within the Human Health segment, sales of active pharmaceutical ingredients ("APIs") of $50,143 were $5,103 or 11.3% above the second quarter 2006 primarily due to higher volumes of APIs and proprietary products partially offset by lower pricing. Sales of pharmaceutical intermediates of $5,522 were $3,564 or 39.2% below the second quarter 2006 primarily due to fluctuations in customer order patterns for custom development projects, and a strong second quarter last year for custom development sales. Sales of other Human Health products of $7,416 were $1,489 or 16.7% below the second quarter 2006 primarily due to weaker demand of feed additives.

      Human Health gross margins increased to 37.9% in the second quarter 2007 from 35.6% in the second quarter 2006. This increase is primarily due to favorable product mix and foreign currency exchange partially offset by lower pricing.

      The following table reflects sales by geographic area for the three months ended June 30, 2007 and 2006:

                         2007         2006
                       ---------   ---------
North America          $  22,829   $  26,704
Europe                    36,010      33,336
Asia                       2,499       1,679
Other                      1,743       1,312
                       ---------   ---------
   Total Gross Sales   $  63,081   $  63,031
                       =========   =========

      Selling, general and administrative expenses of $10,556 or 16.7% of gross sales in the second quarter 2007 decreased from $14,998, or 23.8% in the second quarter 2006. The decrease in expense is due mainly to lower administration expenses, primarily personnel and related benefit costs, insurance costs due to the renewing of several policies and audit fees partially offset by the impact of foreign currency exchange.

      The Company announced plans to eliminate certain employee positions at the corporate office upon completion of the sale of the Bioproducts and Biopharma segments. This plan will include certain one-time benefits for employees terminated and is expected to be completed before the end of 2007. Costs related to these plans are recorded on the restructuring expenses line on the income statement. The Company recognized expense of $1,901 during the second quarter 2007, and expects the total restructuring charge to be approximately $4,000, substantially all of which will be in cash. The Company anticipates annual cost savings related to the elimination of all these positions to be approximately $5,200.

      Strategic alternative costs include costs that the Company has incurred related to the decision to sell the Bioproducts and Biopharma segments in February 2007. These costs are not considered part of the restructuring program or a part of discontinued operations under current accounting guidance. The Company has recorded approximately $984 during the second quarter of 2007 which became payable under change of control agreements between the Company and four of its current or former executives due to the sale of the Bioproducts and Biopharma segments. The Company will recognize additional expense in future quarters for the recognition of interest as well as the potential for changes in estimates. Substantially all of this charge will be paid in cash. The exact timing of the payments is uncertain at this time but the majority are expected to be in 2008.

      Also included in strategic alternative costs in the current quarter is $1,044 of retention bonuses. This includes amounts payable to certain current employees for continued employment, generally through September 30, 2007. The Company is recognizing this cost ratably over the applicable service period and anticipates a total charge related to such retention bonuses of approximately $3,200. Additional costs including those associated with the modification of employee stock options due to the payment of the special dividend in connection with the divestiture amounted to approximately $2,536 during the quarter. Strategic alternative costs for the second quarter 2006 of $1,042 consist of external advisor costs related to divestitures.

      Research and development expenses of $2,961 were 4.7% of gross sales in the second quarter 2007, and were relatively flat compared to expenses of $3,077 or 4.9% of gross sales in the second quarter 2006. The impact of foreign currency exchange was negligible.

      Operating profit in the second quarter 2007 was $3,956 compared to $3,323 in the second quarter 2006. The results reflect higher gross margins as discussed above, partially offset by higher operating expenses due to strategic alternative and restructuring costs.

      Net interest income was $871 in the second quarter 2007 compared to net interest expense of $122 in the second quarter 2006. These results primarily reflect lower average debt from use of the proceeds from the sale of the Bioproducts and Biopharma segments, partially offset by higher interest rates. Interest income was also higher in the second quarter of 2007 compared to 2006 due to interest earned on the proceeds from the sale of the Bioproducts and Biopharma segments. The average interest rate on debt was 7.5% in the second quarter 2007 versus 5.8% in the second quarter of 2006.

      The effective tax rate for the second quarter 2007 was 44.5% compared to 111.3% in the second quarter 2006. The tax provision in the second quarter 2007 decreased to $1,971 compared to $3,424 in the second quarter of 2006. This change is due to the geographic mix of pre-tax earnings, as well as the recognition of a $1,548 tax benefit in continuing operations for the second quarter 2007 as a result of the sale of the Bioproducts and Biopharma segments in the first quarter of 2007. The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized. As such, improvements in domestic, and certain foreign, pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

      Income from continuing operations in the second quarter 2007 was $2,455, or $0.08, per diluted share versus a loss of $348, or $0.01 per diluted share in the same period a year ago.

      The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 ("FIN 48") effective January 1, 2007. This interpretation clarified the accounting for uncertainty in income tax positions and required the Company to recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The effect of adopting the interpretation was not material. Refer to Note 5 for further discussion.

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

COMPARISON OF FIRST SIX MONTHS 2007 VERSUS FIRST SIX MONTHS 2006

      Gross sales for the first six months of 2007 increased 9.3% to $128,078 from $117,151 in the first six months of 2006. Gross sales were favorably impacted 4.4% due to exchange rates reflecting a weaker U.S. dollar in the first six months of 2007 versus 2006.

      The following table shows sales by geographic area for the six months ended June 30, 2007 and 2006:

                          2007         2006
                       ----------   ----------
North America          $   45,302   $   43,825
Europe                     74,577       67,174
Asia                        4,506        3,021
Other                       3,693        3,131
                       ----------   ----------
   Total Gross Sales   $  128,078   $  117,151
                       ==========   ==========

      Within the Human Health segment, sales of APIs of $98,485 were $13,048 or 15.3% above the first six months of 2006 primarily due to higher volumes of APIs partially offset by lower pricing. Sales of pharmaceutical intermediates of $13,580 were $2,016 or 12.9% below the first six months of 2006 primarily due to fluctuations in customer order patterns for custom development projects, and a strong six months last year for custom development sales. Sales of other Human Health products, primarily fine chemicals, of $16,013 were flat when comparing the first six months of 2007 versus 2006.

      Human Health gross margins increased to 37.7% in the first six months of 2007 compared to 35.4% in the first six months of 2006. The increase in margins is due to higher sales volume, favorable product mix and a favorable impact due to foreign currency translation partially offset by pricing pressures on custom development products.

Selling, general and administrative expenses of $25,903 or 20.2% of gross sales in the first six months of 2007 decreased from $27,488 or 23.5% in the first six months of 2006. The decrease in expense is due primarily to lower administration expenses related to personnel costs and audit fees partially offset by higher legal fees and the impact of foreign currency exchange.

      The Company announced plans to eliminate certain employee positions at the corporate office upon completion of the sale of the Bioproducts and Biopharma segments. This plan will include certain one-time benefits for employees terminated and is expected to be completed before the end of 2007. Costs related to these plans are recorded on the restructuring expenses line on the income statement. The Company recognized expense of $3,583 during the first six months of 2007, and expects the total charge for the program to be approximately $4,000, substantially all of which will be in cash. The Company anticipates annual cost savings related to the elimination of all these positions to be approximately $5,200.

      Strategic alternative costs include costs that the Company has incurred related to the decision to sell the Bioproducts and Biopharma segments in February 2007. These costs are not considered part of the restructuring program or a part of discontinued operations under current accounting guidance. The first six months of 2007 includes charges of $19,172 related to certain benefits which became payable under change of control agreements between the Company and four of its current or former executives due to the sale of the Bioproducts and Biopharma segments. The Company will recognize additional expense in future quarters for the recognition of interest and discounting as well as the potential for changes in estimates. Substantially all of this charge will be paid in cash. The exact timing of the payments is uncertain at this time but is expected to be in 2008.

      Also included in strategic alternative costs in the first six months of 2007 is $3,820 of retention bonuses paid in 2007 as a result of the completion of the Bioproducts and Biopharma segments sales transaction on February 6, 2007. In addition, costs of $1,713 are also included related to bonuses payable to certain current employees for continued employment, generally through September 30, 2007. The Company is recognizing this cost ratably over the applicable service period and anticipates a total charge of approximately $3,200. Additional costs including those associated with the payment of the special dividend in connection with the divestiture amounted to approximately $2,989 during the first six months of 2007, $2,417 of which related to a non-cash charge to account for a modification of the exercise price for all outstanding stock options. Strategic alternative costs for the first six months of 2006 of $2,030 consist of external advisor costs related to divestitures.

      Research and development expenses of $5,561 or 4.3% of gross sales in the first six months of 2007 were comparable to $5,439 or 4.6% of gross sales in the first six months of 2006.

      Operating loss in the first six months of 2007 was $14,408 compared to a profit of $6,568 in the first six months of 2006. The results reflect higher operating expenses due to strategic alternative and restructuring costs partially offset by higher gross margins, as discussed above.

      Net interest income was $2,410 in the first six months of 2007 compared to net interest expense of $5,566 in the first six months of 2006 primarily reflecting lower average debt partially offset by higher interest rates. Also included in first six months of 2007 was the acceleration of unamortized origination fees related to the repayment of the credit facility of $821. Included in first six months of 2006 is approximately $5,272 related to the make whole payment of $4,809 and the related acceleration of $463 of unamortized origination fees. Interest income was also higher in the first six months of 2007 compared to 2006 due to interest earned on the proceeds from the sale of the Bioproducts and Biopharma segments. The average interest rate was 6.8% in the first six months of 2007 versus 5.5% in the first six months of 2006.

      The effective tax rate for the first six months of 2007 was 3.2% compared to 679.4% in the first six months of 2006. The tax provision in the first six months of 2007 changed to a benefit of $392 compared to expense of $5,924 in the first six months of 2006. This change is due to the geographic mix of pre-tax earnings, as well as the recognition of an $8,306 tax benefit in continuing operations for the first six months of 2007 as a result of the sale of the Bioproducts and Biopharma segments in the first quarter of 2007. The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized. As such, improvements in domestic, and certain foreign, pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents increased $7,487 in the first six months of 2007. During the six months ended June 30, 2007, the Company generated cash from operations of $9,604, an increase of $5,616 versus the same period a year ago. The increase in cash flows from operations in the first six months of 2007 versus the first six months of 2006 is due primarily to improved collections of accounts receivable and higher net income, net of non-cash items, partially offset by higher inventory and lower accounts payable.

      Cash flows provided by investing activities in the first six months of 2007 of $451,606 primarily reflect proceeds from the sale of the Bioproducts and Biopharma segments. Capital expenditures from continuing operations were $11,774 in the first six months of 2007 as compared to $9,638 in 2006. Part of the funds in 2007 were used for new manufacturing and research and development facilities in Milan, Italy and capital improvements to existing facilities.

      Cash flows used in financing activities in the first six months of 2007 of $454,723 include net pay down of debt of $73,157 and dividends paid of $402,200 partially offset by proceeds from stock options exercised of $20,947. In the first six months of 2006 financing activities include a net pay down of debt of $1,729 and dividends paid of $1,604 partially offset by proceeds from stock options exercised of $1,267.

      The Company used the proceeds from the sale of the Bioproducts and Biopharma segments, which closed during the first quarter of 2007, to repay outstanding debt and in May 2007, paid a special dividend of $14.00 per share, totaling $401,367. Approximately $94,000 was borrowed from the Company's new five-year, $200,000 credit facility to pay the dividend. The Company also discontinued its quarterly dividend payment and will instead allocate these cash outlays to support its growth initiatives. During the first six months of 2006, the Company paid cash dividends of $0.06 per share.

FORWARD-LOOKING STATEMENTS

      This document may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under The Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities. These statements may be identified by the fact that they use words such as "expects," "anticipates," "intends," "estimates," "believes" or similar expressions are used in connection with any discussion of future financial and/or operating performance. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q. Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including, but not limited to, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and/or regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation disclosed in the Company's public filings, changes in foreign exchange rates, uncollectible receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the Company's ability to receive regulatory approvals for its products and the accuracy of the Company's current estimates with respect to its earnings and profits for tax purposes in 2007. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for the Company to predict which will arise. In addition, we cannot assess the impact of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

      For further details and a discussion of these and other risks and uncertainties, investors and security holders are cautioned to review the Cambrex 2006 Annual Report on Form 10-K, including the Forward-Looking Statement section therein, and other subsequent filings with the U.S. Securities and Exchange Commission, included Current Reports on Form 8-K. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has been no significant change in our exposure to market risk during the first six months of 2007. For a discussion of the Company's exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2006.

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

      We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. The Company's management has concluded that the financial statements included in this Form 10-Q are a fair presentation in all material respects the Company's financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

      There were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended June 30, 2007.

PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

      See the discussion under Part I, Item 1, Note 13 to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

      There have been no material changes to our risk factors and uncertainties during the first six months of 2007. For a discussion of the Risk Factors, refer to Part I, Item 1A, "Risk Factors," contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2006.

ITEM 6. EXHIBITS

      Exhibits

      1. Exhibit 10.10 - Settlement Agreement and Release and Environmental Escrow Agreement dated July 30, 2007 between Rutherford Chemicals LLC, Vertellus Specialties Holdings UK Ltd. (formerly Rutherford Chemicals UK Ltd.), Vertellus Specialties UK Ltd. (formerly Seal Sands Chemicals Ltd.), and Vertellus Specialties Holdings Corp. (formerly Rutherford Chemicals Holdings Corp.), and Cambrex Corporation, Nepera, Inc., CasChem Inc., Zeeland Chemicals, Inc., Nepcam, Inc., and Cambrex Ltd.

      2. Exhibit 31.1 - CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      3. Exhibit 31.2 - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      4. Exhibit 32.1 - CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      5. Exhibit 32.2 - CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CAMBREX CORPORATION

                               By   /s/ Gregory P. Sargen
                                    ------------------------------------------
                                    Gregory P. Sargen
                                    Vice President and Chief Financial Officer
                                    (On behalf of the Registrant and as the
                                    Registrant's Principal Financial Officer)

Dated:  August 7, 2007