Form 10-Q
period 2007-09-30
CAMBREX CORP
filed 2007-11-02
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            for the transition period from ____________ to _________
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

     As of October 31, 2007, there were 28,990,075 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                    For The Quarter Ended September 30, 2007
                                Table of Contents

                                                                        Page No.
                                                                        --------
Part I  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of
                 September 30, 2007 and December 31, 2006                      2

                 Consolidated Statements of Operations
                 for the three and nine months ended
                 September 30, 2007 and 2006                                   3

                 Consolidated Statements of Cash Flows
                 for the nine months ended September 30, 2007
                 and 2006                                                      4

                 Notes to Unaudited Consolidated Financial Statements     5 - 22

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           23 - 28

        Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk                                                  29

        Item 4.  Controls and Procedures                                      29

Part II Other Information

        Item 1.  Legal Proceedings                                            30

        Item 1A. Risk Factors                                                 30

        Item 6.  Exhibits                                                     30

Signatures                                                                    31

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CAMBREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                       2007           2006
                                                                  -------------   ------------
                                                                   (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                        $ 44,585        $ 33,746
   Trade receivables, net                                             30,598          38,552
   Inventories, net                                                   61,881          53,893
   Assets of discontinued operations                                      --          79,383
   Prepaid expenses and other current assets                          19,969          19,176
                                                                    --------        --------
      Total current assets                                           157,033         224,750

Property, plant and equipment, net                                   156,622         141,863
Goodwill                                                              34,512          32,573
Assets of discontinued operations                                         --         202,292
Other non-current assets                                               7,484           4,898
                                                                    --------        --------
      Total assets                                                  $355,651        $606,376
                                                                    ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $ 24,780        $ 28,592
   Accrued expense and other current liabilities                      64,499          45,141
   Liabilities of discontinued operations                                 --          33,401
                                                                    --------        --------
      Total current liabilities                                       89,279         107,134
Long-term debt                                                        97,200         158,600
Deferred income tax                                                   20,318          14,268
Liabilities of discontinued operations                                    --          24,208
Accrued pension and postretirement benefits                           38,795          39,911
Other non-current liabilities                                         19,406          15,609
                                                                    --------        --------
      Total liabilities                                              264,998         359,730

Stockholders' equity:
   Common stock, $.10 par value; authorized 100,000,000, issued
      31,361,998 and 30,145,319 shares at respective dates             3,136           3,015
   Additional paid-in capital                                         97,965         241,360
   Retained earnings                                                   3,767          28,860
   Treasury stock, at cost, 2,385,066 and 2,446,097 shares at
      respective dates                                               (20,257)        (20,832)
   Accumulated other comprehensive income/(loss)                       6,042          (5,757)
                                                                    --------        --------
      Total stockholders' equity                                      90,653         246,646
                                                                    --------        --------
      Total liabilities and stockholders' equity                    $355,651        $606,376
                                                                    ========        ========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,        SEPTEMBER 30,
                                                     ------------------   -------------------
                                                       2007       2006      2007       2006
                                                     --------   -------   --------   --------
Gross sales                                           $54,742   $53,499   $182,820   $170,650
   Allowances and rebates                                 227       227      1,001        897
                                                      -------   -------   --------   --------
Net sales                                              54,515    53,272    181,819    169,753
   Other revenues/(expenses)                               99       218        864       (834)
                                                      -------   -------   --------   --------
Net revenues                                           54,614    53,490    182,683    168,919
Cost of goods sold                                     36,093    33,238    115,829    107,142
                                                      -------   -------   --------   --------
Gross profit                                           18,521    20,252     66,854     61,777

Operating expenses:
   Selling, general and administrative expenses        10,669    14,714     36,572     42,202
   Research and development expenses                    3,062     2,623      8,623      8,062
   Restructuring expenses                                 451        --      4,034         --
   Strategic alternative costs                            866       202     28,560      2,232
                                                      -------   -------   --------   --------
      Total operating expenses                         15,048    17,539     77,789     52,496

Operating profit/(loss)                                 3,473     2,713    (10,935)     9,281
Other expenses/(income):
   Interest expense/(income), net                       1,069        75     (1,341)     5,641
   Other expenses, net                                    548        --        930        130
                                                      -------   -------   --------   --------
Income/(loss) before income taxes                       1,856     2,638    (10,524)     3,510
   Provision for income taxes                           4,592     4,543      4,200     10,467
                                                      -------   -------   --------   --------
Loss from continuing operations                        (2,736)   (1,905)   (14,724)    (6,957)
Income/(loss) from discontinued operations, net
   of tax                                               4,229    (2,399)   223,707      2,452
                                                      -------   -------   --------   --------
Income/(loss) before cumulative effect of a
   change in accounting principle                       1,493    (4,304)   208,983     (4,505)
Cumulative effect of a change in accounting
   principle                                               --        --         --       (228)
                                                      -------   -------   --------   --------
Net income/(loss)                                     $ 1,493   $(4,304)  $208,983   $ (4,733)
                                                      =======   =======   ========   ========
Basic earnings per share:
   Loss from continuing operations                    $ (0.09)  $ (0.07)  $  (0.52)  $  (0.26)
   Income/(loss) from discontinued operations, net
      of tax                                          $  0.14   $ (0.09)  $   7.83   $   0.09
   Cumulative effect of a change in accounting
      principle                                       $    --   $    --   $     --   $  (0.01)
                                                      -------   -------   --------   --------
   Net income/(loss)                                  $  0.05   $ (0.16)  $   7.31   $  (0.18)

Diluted earnings per share:
   Loss from continuing operations                    $ (0.09)  $ (0.07)  $  (0.52)  $  (0.26)
   Income/(loss) from discontinued operations, net
      of tax                                          $  0.14   $ (0.09)  $   7.83   $   0.09
   Cumulative effect of a change in accounting
      principle                                       $    --   $    --   $     --   $  (0.01)
                                                      -------   -------   --------   --------
   Net income/(loss)                                  $  0.05   $ (0.16)  $   7.31   $  (0.18)

Weighted average shares outstanding:
   Basic                                               28,934    26,752     28,575     26,718
   Effect of dilutive stock based compensation             --        --         --         --
                                                      -------   -------   --------   --------
   Diluted                                             28,934    26,752     28,575     26,718
   Cash dividends paid per share                      $  0.00   $  0.03   $  14.03   $   0.09
                                                      =======   =======   ========   ========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               ---------------------
                                                                  2007       2006
                                                               ---------   ---------
Cash flows from operating activities:
   Net income/(loss)                                           $ 208,983   $  (4,733)
   Adjustments to reconcile net income/(loss) to cash flows:
   Cumulative effect of a change in accounting principle              --         228
   Depreciation and amortization                                  14,579      14,622
   Write-off of debt origination fees                                841         463
   Strategic alternative and restructuring charges                17,191          --
   Stock option modification                                       2,498          --
   Stock based compensation included in net income/(loss)          2,613       1,140
   Deferred income tax provision                                   4,722         461
   Inventory reserve                                               2,541       2,516
   Other                                                            (381)        293
   Changes in assets and liabilities:
      Receivables                                                  9,332       8,181
      Inventories                                                 (7,736)    (12,718)
      Prepaid expenses and other current assets                      478      (1,063)
      Accounts payable and other current liabilities             (19,912)      8,820
      Other non-current assets and liabilities                      (872)     (2,334)
   Discontinued operations:
      Gain on sale of businesses                                (235,538)         --
      Rutherford settlement, net of tax                            4,172          --
      Changes in operating assets and liabilities                 (5,379)    (11,630)
      Depreciation and amortization                                1,253      11,949
      Other non-cash charges                                         106       5,361
                                                               ---------   ---------
Net cash (used) in/provided by operating activities                 (509)     21,556
                                                               ---------   ---------
Cash flows from investing activities:
   Capital expenditures                                          (15,007)    (15,755)
   Other investing activities                                        886          --
   Discontinued operations:
      Capital expenditures                                          (530)    (10,706)
      Proceeds from sale of businesses                           466,277          --
      Acquired in-process research and development                    --      (1,392)
      Other investing activities                                      11         (99)
                                                               ---------   ---------
   Net cash provided by/(used) in investing activities           451,637     (27,952)
                                                               ---------   ---------
Cash flows from financing activities:
   Dividends                                                    (402,333)     (2,407)
   Net (decrease)/increase in short-term debt                       (135)        313
   Long-term debt activity (including current portion):
      Borrowings                                                 140,200     200,500
      Repayments                                                (201,730)   (206,475)
   Proceeds from stock options exercised                          21,811       1,618
   Other financing activities                                        (59)       (113)
   Discontinued operations:
      Net decrease in short-term debt                                 --         (19)
      Debt repayments                                               (254)     (1,154)
                                                               ---------   ---------
      Net cash used in financing activities                     (442,500)     (7,737)
                                                               ---------   ---------
Effect of exchange rate changes on cash and cash equivalents       2,211       2,616
                                                               ---------   ---------
Net increase/(decrease) in cash and cash equivalents              10,839     (11,517)
Cash and cash equivalents at beginning of period                  33,746      45,342
                                                               ---------   ---------
Cash and cash equivalents at end of period                     $  44,585   $  33,825
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

     The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     In October 2006, the Company sold two businesses within the former Human Health segment for nominal consideration. As a result of this transaction, the Company reported a non-cash charge of $23,244 in the fourth quarter of 2006, and all periods presented reflect the results of these businesses as discontinued operations.

     In February 2007, the Company completed the sale of the businesses that comprised the Bioproducts and Biopharma segments (excluding certain liabilities) to Lonza for total cash consideration of $463,914, including working capital adjustments. As a result of this transaction, the Company reported a gain of $235,538 in the first nine months of 2007, and all periods presented reflect the results of these businesses as discontinued operations. Refer to Note 13 for a complete discussion on discontinued operations.

     Upon the completion of the sale of the Bioproducts and Biopharma segments, Cambrex's remaining business (formerly referred to as the Human Health segment) focuses on providing products and services to accelerate the development and commercialization of small molecule active pharmaceutical ingredients, advanced intermediates and other products for branded and generic pharmaceuticals. Cambrex has three operating segments that have been aggregated as one reportable segment.

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

(3)  STOCK-BASED COMPENSATION

     Beginning January 1, 2006, the Company began recognizing compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for the stock options granted to employees during the three and nine months ended September 30, 2007 was $5.07 and $5.46, respectively. The weighted-average fair value per share for the stock options granted to employees during the three and nine months ended September 30, 2006 was $8.04 and $7.99, respectively.

     For the three months ended September 30, 2007 and 2006, the Company recorded $180 and $94, respectively, in selling, general and administrative expenses for stock options. In addition, the Company recorded $13 in restructuring expenses related to stock option expense triggered by the reduction in workforce in the third quarter of 2007. For the nine months ended September 30, 2007 and 2006, the Company recorded $276 and $252, respectively, in selling, general and administrative expenses for stock options. In addition, the Company recorded $198 and $50 in strategic alternative costs and restructuring expenses, respectively, for stock options related to the change in control agreements and the reduction in workforce in the first nine months of 2007.

     As of September 30, 2007, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $1,187. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 3.2 years.

     In addition, for the three and nine months ended September 30, 2007, the Company recorded $81 and $2,498, respectively, in strategic alternative costs for expenses associated with a stock option modification due to the special dividend paid on May 3, 2007. The modification reduced the exercise price of all stock options outstanding as of the dividend payment date by $14.00 per share, the amount of the special dividend. As of September 30, 2007, the total compensation cost related to unvested stock option awards that were modified but not yet recognized was $347. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.8 years.

     For the three months ended September 30, 2007 and 2006, the Company recorded $211 and $284, respectively, in selling, general and administrative expenses for restricted stock awarded to senior executives and certain employees. In addition, the Company recorded $37 in restructuring expenses in the third quarter of 2007 for restricted stock. For the nine months ended September 30, 2007 and 2006, the Company recorded $474 and $637, respectively, in selling, general and administrative expenses for restricted stock. In addition, the Company recorded $1,443 and $172 in strategic alternative costs and restructuring expenses, respectively, in the first nine months of 2007 for restricted stock. As of September 30, 2007 the total compensation cost related to unvested restricted stock granted but not yet recognized was $1,934. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.1 years.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(3)  STOCK-BASED COMPENSATION (CONTINUED)

     At September 30, 2006, the Company had outstanding 150,000 fully-vested cash-settled incentive SARs at a price of $19.30. These SARs were classified as liability awards and, as such, were recorded at fair value until the rights were exercised during the fourth quarter of 2006. As of September 30, 2007 the Company did not have any SARs outstanding. For the three and nine months ended September 30, 2006 the Company recorded ($123) and $141, respectively, in compensation expense. Under FAS 123(R), the Company is required to measure the SARs at fair market value. Prior to adopting FAS 123(R), the SARs were measured at the intrinsic value. In addition, during the first quarter of 2006, the Company recorded $228 in compensation expense as a cumulative effect of a change in accounting principle in accordance with FAS 123(R).

     The following table is a summary of the Company's stock option activity issued to employees and related information:

                                                WEIGHTED
                                                 AVERAGE
                                    NUMBER OF   EXERCISE
OPTIONS                               SHARES     PRICE
-------                             ---------   --------
Outstanding at January 1, 2007      2,754,893    $28.48
Granted                                    --        --
Exercised                            (792,221)   $21.34
Forfeited or expired                 (182,085)   $23.55
                                    ---------
Outstanding at March 31, 2007       1,780,587    $32.16
                                    ---------
Granted                                18,000    $24.58
Exercised                            (324,305)   $13.28
Forfeited or expired                   (3,900)   $12.90
                                    ---------
Outstanding at June 30, 2007        1,470,382    $20.00
                                    ---------
Granted                               132,425    $13.75
Exercised                             (76,763)   $ 7.99
Forfeited or expired                  (16,837)   $19.81
                                    ---------
Outstanding at September 30, 2007   1,509,207    $20.06
                                    =========
Exercisable at September 30, 2007   1,289,834    $21.52

     On May 3, 2007, the Company paid a special dividend of $14.00 per share. As a result, the market price of the stock declined by approximately $14.00 per share from the prior day's close and therefore, all outstanding options were modified to reduce the exercise price by $14.00 per share.

     The aggregate intrinsic value for all stock options exercised for the three months ended September 30, 2007 and 2006 were $287 and $8, respectively. The aggregate intrinsic value for all stock options exercised for the first nine months ended September 30, 2007 and 2006 were $2,839 and $566, respectively. The aggregate intrinsic value for all stock options outstanding as of September 30, 2007 was $787. The aggregate intrinsic value for all stock options exercisable as of September 30, 2007 was $539.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(3)  STOCK-BASED COMPENSATION (CONTINUED)

A summary of the Company's nonvested stock options as of September 30, 2007 and changes during the three and nine months ended September 30, 2007, are presented below:

                                              WEIGHTED-
                                               AVERAGE
                                                GRANT-
                                                DATE
                                  NUMBER OF     FAIR
NONVESTED STOCK OPTIONS             SHARES      VALUE
-----------------------           ---------   ---------
Nonvested at January 1, 2007       236,952     $21.39
Granted                                 --         --
Vested during period               (59,463)    $21.39
Forfeited                          (63,497)    $21.39
                                   -------
Nonvested at March 31, 2007        113,992     $21.39
                                   -------
Granted                             18,000     $24.58
Vested during period                    --         --
Forfeited                           (2,900)    $ 7.39
                                   -------
Nonvested at June 30, 2007         129,092     $ 7.84
                                   -------
Granted                            132,425     $13.75
Vested during period               (41,182)    $ 7.39
Forfeited                             (962)    $ 9.70
                                   -------
Nonvested at September 30, 2007    219,373     $11.48
                                   =======

     A summary of the Company's nonvested restricted stock as of September 30, 2007 and changes during the three and nine months ended September 30, 2007 are presented below:

                                              WEIGHTED-
                                               AVERAGE
                                                GRANT-
                                                DATE
                                  NUMBER OF     FAIR
NONVESTED RESTRICTED STOCK          SHARES      VALUE
--------------------------        ---------   ---------
Nonvested at January 1, 2007       165,868     $22.02
Granted                             53,129     $21.69
Vested during period               (51,002)    $22.74
Forfeited                          (28,922)    $21.43
                                   -------
Nonvested at March 31, 2007        139,073     $21.75
                                   -------
Granted                                 --         --
Vested during period                    --         --
Forfeited                           (1,160)    $21.39
                                   -------
Nonvested at June 30, 2007         137,913     $21.75
                                   -------
Granted                             71,110     $13.75
Vested during period                (7,340)    $21.39
Forfeited                             (465)    $18.35
                                   -------
Nonvested at September 30, 2007    201,218     $18.95
                                   =======

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(4)  GOODWILL

     The change in the carrying amount of goodwill for the nine months ended September 30, 2007, is as follows:

Balance as of January 1, 2007      $32,573
Translation effect                   1,939
                                   -------
Balance as of September 30, 2007   $34,512
                                   =======

(5)  INCOME TAXES

     The Company recorded tax expense of $4,592 and $4,200 in the three and nine months ended September 30, 2007, respectively, compared to $4,543 and $10,467 in the three and nine months ended September 30, 2006, respectively. This change is due to the change in geographic mix of pre-tax earnings, as well as the recognition of a tax benefit in continuing operations as a result of the sale of the Bioproducts and Biopharma segments in the first quarter of 2007.

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

     The Company closed an audit of its consolidated U.S. operations for the periods 2001- 2003 in the first quarter of 2007. Although not currently under examination by the IRS, the Company is subject to examination for the years 2004 through 2006. It is also subject to exams in foreign jurisdictions for periods as early as 2002 and forward in its significant non-U.S. jurisdictions.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(6) NET INVENTORIES

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

     Net inventories at September 30, 2007 and December 31, 2006 consist of the following:

                  September 30,   December 31,
                       2007           2006
                  -------------   ------------
Finished goods       $27,372         $23,792
Work in process       21,392          15,540
Raw materials          9,824          11,696
Supplies               3,293           2,865
                     -------         -------
   Total             $61,881         $53,893
                     =======         =======

(7) LONG-TERM DEBT

     In February 2007, proceeds from the sale of the Bioproducts and Biopharma segments, as discussed in Note 13, were used to repay all outstanding debt under the credit facility. Due to this repayment, $841 was recorded in interest expense, in continuing operations, in the first quarter of 2007 related to the acceleration of unamortized origination fees. In April 2007, the Company entered into a $200,000 five-year Syndicated Senior Revolving Credit Facility which expires in April 2012. The Company pays interest on this credit facility at LIBOR plus 1.25% - 2.00% based upon certain measurements of the Company's financial performance. The credit facility also includes financial covenants regarding interest coverage and leverage ratios. The Company was in compliance with all financial covenants at September 30, 2007. At September 30, 2007 there was $97,200 outstanding under this credit facility.

(8) RESTRUCTURING CHARGES

     The Company announced plans to eliminate certain employee positions at the corporate office upon completion of the sale of the Bioproducts and Biopharma segments. This plan included certain one-time benefits for employees terminated and is substantially completed as of September 30, 2007. During the three months ended September 30, 2007, the Company recognized expense of $451, consisting of $400 which will be paid in cash and $51 for stock based compensation and other professional fees. For the nine months ended September 30, 2007, the Company recognized expense of $4,034, consisting of $3,807 which will be paid in cash and $227 for stock based compensation and other professional fees. The Company expects the total charge for the program to be approximately $4,100, substantially all of which will be paid in cash. The Company anticipates annual cost savings related to the elimination of all these positions to be approximately $5,200.

The following table reflects the activity related to the severance reserve through September 30, 2007:

                                                    2007 Activity
                             January 1, 2007   -----------------------   September 30, 2007
                             Reserve Balance   Expense   Cash Payments     Reserve Balance
                             ---------------   -------   -------------   ------------------
Employee termination costs         $--          $3,807      $(2,307)           $1,500
                                   ===          ======      =======            ======

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(9) STOCKHOLDERS' EQUITY

     On May 3, 2007, the Company paid a special dividend of $14.00 per share to its shareholders resulting in a reduction in stockholders' equity of $403,026. The effect on stockholders' equity was a reduction to retained earnings of $233,244, representing total accumulated earnings as of the date of declaration, with the remainder representing a return of capital of $169,782. As of September 30, 2007, cash disbursements were $401,500 and $1,526 was accrued related to dividends on unvested restricted stock. The Company also announced that it will no longer pay a quarterly dividend.

(10) COMPREHENSIVE INCOME

     The following table shows the components of comprehensive income/(loss) for the three and nine months ended September 30, 2007 and 2006:

                                                    Three months ended    Nine months ended
                                                       September 30,        September 30,
                                                    ------------------   ------------------
                                                     2007       2006       2007       2006
                                                    -------   --------   --------   -------
Net income/(loss)                                    $1,493   $(4,304)   $208,983   $(4,733)
Foreign currency translation                          8,056      (235)     11,251    13,101
Reclassification adjustment for gain on
   disposition of business on foreign currency
   translation included in net income                    --        --        (483)       --
Unrealized gain/(loss) on hedging contracts,
   net of tax                                           167      (212)        122       162
Unrealized loss on available-for-sale securities         --      (252)       (442)     (423)
Reclassification adjustment for net realized
   gain on available-for-sale securities included
   in net income                                         (5)       --        (675)       --
Pension, net of tax                                     114        --         706        --
Reclassification adjustment for loss on
   disposition of business - pension, included in
   net income                                            --        --       1,320        --
                                                     ------   -------    --------   -------
   Total                                             $9,825   $(5,003)   $220,782   $ 8,107
                                                     ======   =======    ========   =======


     During the nine months ended September 30, 2007 the Company sold three available-for-sale securities. For purposes of computing gains or losses, cost is identified on a specific identification basis. As of December 31, 2006 the amount recorded in accumulated other comprehensive income ("AOCI") was a gain of $1,117, net of tax, which was reclassed out of AOCI upon the sale of the securities and the Company recorded a net gain of $675 to other income at the actual sale dates. The Company also realized a gain of $483 and a loss of $1,320 for foreign currency translation and pension, respectively, related to the sale of the Bioproducts and Biopharma segments, both recorded as part of the gain on sale within discontinued operations.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(11) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

     Domestic Pension Plans

     The components of net periodic pension cost for the Company's domestic plans for the three and nine months ended September 30, 2007 and 2006 are as follows:

                                          Three months ended   Nine months ended
                                             September 30,       September 30,
                                          ------------------   -----------------
                                            2007      2006       2007      2006
                                          -------   --------   -------   -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                               $ 443     $  729    $ 1,000   $ 2,187
Interest cost                                900        858      2,698     2,574
Expected return on plan assets              (937)      (746)    (2,795)   (2,238)
Amortization of prior service costs           68         11        141        33
Recognized actuarial loss                     52        180        156       540
Curtailments                                  --         --        414        --
                                           -----     ------    -------   -------
Net periodic benefit cost                  $ 526     $1,032    $ 1,614   $ 3,096
                                           =====     ======    =======   =======

     The sale of the Bioproducts and Biopharma segments in February 2007 required the Company to recognize a curtailment charge of $337 in the three months ended March 31, 2007, which is recorded in discontinued operations.

     In April 2007, the Board of Directors of the Company approved the suspension of the domestic pension plans and Supplemental Executive Retirement Plan ("SERP") effective August 31, 2007. As a result, the Company was required to recognize curtailment charges of $77 and $4 for the pension plan and SERP, respectively, in the second quarter of 2007.

     The components of net periodic benefit cost for the Company's SERP for the three and nine months ended September 30, 2007 and 2006 are as follows:

                                          Three months ended   Nine months ended
                                             September 30,        September 30,
                                          ------------------   -----------------
                                              2007   2006         2007   2006
                                              ----   ----         ----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                   $10   $ 55         $ 53   $165
Interest cost                                   75     63          224    189
Amortization of prior service cost               1      1            2      3
Recognized actuarial loss                        4      6           12     18
Curtailments                                    --     --           15     --
                                               ---   ----         ----   ----
Net periodic benefit cost                      $90   $125         $306   $375
                                               ===   ====         ====   ====

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(11) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

     The sale of the Bioproducts and Biopharma segments in February 2007 required the Company to recognize a curtailment charge of $11 in the first quarter of 2007, which is recorded in discontinued operations.

     International Pension Plans

     The components of net periodic pension cost for the Company's international plans for the three and nine months ended September 30, 2007 and 2006 are as follows:

                                              Three months ended   Nine months ended
                                                 September 30,        September 30,
                                              ------------------   -----------------
                                                 2007   2006          2007   2006
                                                 ----   ----          ----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                     $111   $128          $333   $384
Interest cost                                     160    128           480    384
Amortization of unrecognized net obligation        --     (8)           --    (24)
Recognized actuarial (gain)/loss                  (17)    17           (51)    51
Amortization of prior service cost                 (2)    (1)           (6)    (3)
                                                 ----   ----          ----   ----
Net periodic benefit cost                        $252   $264          $756   $792
                                                 ====   ====          ====   ====

     Other Postretirement Benefits

     The components of net periodic postretirement benefit cost for the three and nine months ended September 30, 2007 and 2006 are as follows:

                                                  Three months ended   Nine months ended
                                                     September 30,       September 30,
                                                  ------------------   -----------------
                                                     2007   2006         2007     2006
                                                     ----   ----         ----     ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                         $  5   $ 16         $  15   $  48
Interest cost                                          27     34            81     102
Actuarial loss recognized                              16     33            50      99
Amortization of unrecornized prior service cost       (39)   (45)         (117)   (135)
                                                     ----   ----         -----   -----
Net periodic benefit cost                            $  9   $ 38         $  29   $ 114
                                                     ====   ====         =====   =====

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

     In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $5,387 and $4,862 at September 30, 2007 and December 31, 2006, respectively. The increase in the accrual includes net adjustments to reserves of $756 and the impact of currency of $91 partially offset by payments of $322. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where remediation costs may not be estimable at the reporting date.

     As a result of the sale of the Bayonne, New Jersey facility (see "Sale of Rutherford Chemicals" section of this Note), the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act ("ISRA"). The Company completed a preliminary assessment of the site and submitted the preliminary assessment to the New Jersey Department of Environmental Protection ("NJDEP"). The preliminary assessment identified potential areas of concern based on historical operations and sampling of such areas commenced. The Company has completed a second phase of sampling and determined that a third phase of sampling is necessary to determine the extent of contamination and any necessary remediation. The results of the completed and proposed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs, if any. The Company submitted its plan for the third phase of sampling to the NJDEP during the fourth quarter of 2005. The sampling will commence upon approval of the sampling plan.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(12) CONTINGENCIES (CONTINUED)

     The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. Prior to the acquisition of Cosan by the Company, the operations were moved to another location and thereafter Cambrex purchased the business. In 1997, Cosan entered into an Administrative Consent Order with the NJDEP. Under the Administrative Consent Order, Cosan was required to complete an investigation of the extent of the contamination related to the Clifton site and conduct remediation as may be necessary. During the third quarter of 2005, the Company completed the investigation related to the Clifton site, which extends to adjacent properties. The results of the investigation caused the Company to increase its related reserves by $1,300 in 2005 based on the proposed remedial action plan. The Company submitted the results of the investigation and proposed remedial action plan to the NJDEP. In late 2006, the NJDEP requested that an additional investigation be conducted at the site. The Company estimated that the additional work will cost approximately $240, and as such, increased the related reserve by that amount. The Company submitted its plan for additional work to the NJDEP in April 2007. In August 2007 the NJDEP approved the Company's workplan and the additional investigation has commenced. The results of the additional investigation may impact the remediation plan and costs.

     In March 2006, the Company received notice from the United States Environmental Protection Agency ("USEPA") that two former operating subsidiaries are considered PRPs at the Berry's Creek Superfund Site, Bergen County, New Jersey. The operating companies are among many other PRPs that were listed in the notice. Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry's Creek Site. The Company has met with the other PRPs. Both operating companies joined the group of PRPs and filed a joint response to the USEPA agreeing to jointly negotiate to conduct or fund (along with other PRPs) an appropriate remedial investigation and feasibility study of the Berry's Creek Site. The PRPs have engaged technical and allocation consultants to evaluate investigation and remedial alternatives and develop a method to allocate related costs among the PRPs. This process continues and the Company expects to have further information which may impact the reserves by year-end. At this time it is too early to predict the extent of any liabilities. However, reserves have been established to cover anticipated initial costs related to the site.

     Nepera, Inc. - Maybrook and Harriman Sites

     In 1987, Nepera, Inc. ("Nepera") was named a PRP along with certain prior owners of the Maybrook Site in Hamptonburgh, New York by the USEPA in connection with the disposition, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986. The Maybrook Site is on the USEPA's National Priorities List for remedial work. A prior owner of the Nepera facility has participated with Nepera in the performance of a remedial investigation and feasibility study for the Maybrook Site. In September 2007, the USEPA issued the Record of Decision ("ROD") which describes the remedial plan for the Maybrook Site. The USEPA also issued the Company and the prior owner a Notice of Potential Liability, requesting that the recipients sign a Consent Decree to complete the ROD and pay the USEPA certain past oversight costs, which the Company and the prior owner are evaluating.

     In 1987, Nepera was also named as a responsible party along with certain prior owners of the Harriman, New York production facility by the New York State Department of Environmental Conservation in connection with contamination at the Harriman Site. A prior owner of the Nepera facility has participated with Nepera in the performance of the remedial investigation and feasibility study for the Harriman Site. In 1997, a final ROD was issued which describes the remediation plan for the site. Nepera and the prior owner have been implementing the ROD since 1997.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(12) CONTINGENCIES (CONTINUED)

     Until 1997, reserves were assessed and established based on the information available. In November 1997, a settlement was reached between Nepera, Inc., the former owner mentioned above, and the original owner of the Harriman operations, pertaining to past and future costs of remediating the Maybrook and Harriman Sites ("the Sites"). Under the terms of the settlement, the original site owner paid approximately $13,000 to provide for past and future remediation costs at the two sites in exchange for a release from the requirement to clean up the two sites, and the settlement funds were placed in a trust for the benefit of remediating the two sites on behalf of Nepera and the other former site owner. Nepera and the prior owner were reimbursed their past costs from the trust. Nepera had believed that the remaining funds available in the trust would be sufficient to provide for the future remediation costs for the Sites. Accordingly, the estimated range of liability for the Sites was set off against the settlement funds.

     Based on currently available information, Nepera believes that there is a possibility that the current trust balance will not cover the remaining work to be completed at Harriman and under the final Maybrook ROD issued in September 2007. As such the Company has established a reserve of its expected share of the shortfall based on currently available information for the Sites. The foregoing matters were retained by Nepera under the 2003 Purchase Agreement as well as the settlement reached in the Rutherford matter (see "Sale of Rutherford Chemicals" section of this Note).

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

     In April 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(12) CONTINGENCIES (CONTINUED)

as a result of this settlement. In accordance with the agreement $10,815 has been paid through September 30, 2007, with the remaining $1,600 to be paid next year.

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

     Settlement documents are expected to be finalized and payments are expected to be made during the next several months. The balance of the reserves recorded within accrued liabilities related to this matter was $1,579 as of September 30, 2007.

          Sale of Rutherford Chemicals

     The Company completed the sale of its Rutherford Chemicals business in November 2003. Under the agreement for the sale ("Purchase Agreement"), the Company provided standard representations and warranties and included various covenants concerning the business, operations, liabilities and financial condition of the Rutherford Chemicals business ("Rutherford Business") and provided certain indemnities. The Company also retained certain liabilities. Under the Purchase Agreement, the Company also retained the responsibility for certain matters including: (i) certain existing matters including violations and off-site liabilities; (ii) completing the on-going remediation at the New York facility under a Record of Decision ("ROD"); and (iii) completing the obligation to investigate site conditions and conduct required remediation under the provisions of the ISRA. The full agreement was filed as an exhibit to the Company's Current Report on Form 8-K filed on November 12, 2003. The Company accrued for exposures which are deemed probable and estimable related to the retained matters.

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

     In July 2007 the Company entered into a Settlement Agreement and Release (the "Settlement Agreement") and a related Environmental Escrow Agreement (the "Escrow Agreement") settling litigation which had been commenced by the Buyers by the filing of the Complaint in April 2006.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(12) CONTINGENCIES (CONTINUED)

     Under the Settlement Agreement:

          - In the third quarter of 2007 (i) the Company paid the Buyers the sum of $636 in reimbursement for past remediation expenses at the Rutherford Business facilities; and (ii) the Buyers paid the Company 400 British pounds (approximately $813) for reimbursement of certain tax refunds received from United
               Kingdom taxing authorities.

          - The Buyers also agreed to pay to an account (the "Escrow Account") created under the Escrow Agreement the sum of $3,149 plus interest subsequent to September 30, 2007, representing the amount owed on a Subordinated Promissory Note issued as consideration under the Purchase Agreement. The full amount is to be paid in full no later than February 28, 2008 ("Final Note Payment"). The Buyers paid $1,000 of such amount as of September 30, 2007.

          - The Company also agreed to pay to the Escrow Account approximately $4,400 within 30 days after the Buyers' Final Note Payment.

     The Escrow Account can be used only for costs arising from the remediation of environmental contamination at the Rutherford Business facilities. The Company has the right to object to any use of the funds in the Escrow Account for non-remediation purposes, pursuant to an accelerated dispute resolution process involving the parties' appointment of a Special Master.

     Under the Settlement Agreement, the parties waive and extinguish all rights under the Purchase Agreement to seek damages or any other remedy for any other obligation contained in the Purchase Agreement as they relate to environmental liabilities, including damages related to pre-closing ownership or operation of the Rutherford Business facilities, compliance with environmental laws, and all remediation at the Rutherford Business facilities, except for certain matters which the Company specifically retained, namely (i) the off-site treatment, storage and disposal of hazardous materials occurring before the November 10, 2003 closing of the Purchase Agreement, (ii) liability arising from the pre-closing sales of products, (iii) the completion of on-going remediation at the Nepera facility under a ROD, and (iv) completion of on-going remediation at the Bayonne facility under ISRA. The Buyers, however, retain its contractual obligation not to engage in any conduct that materially increases the Company's costs of completing the remediation under the ROD at the Nepera facility and the ISRA process at the Bayonne facility. The obligations specifically retained by the Company are consistent with its remediation obligations under the Purchase Agreement. The Company has previously accrued for exposures deemed probable and reasonable related to any specifically retained matters.

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

     The foregoing description is a summary and is qualified in its entirety by the Settlement Agreement, which is filed as an Exhibit to the Quarterly Report on Form 10-Q for the period ending June 30, 2007.

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

     As disclosed in the Company's Current Report on Form 8-K, filed on October 4, 2007, in September 2007 the Company entered into a Memorandum of Understanding regarding the settlement of all claims in this matter. The settlement includes a payment to class members of an amount which is well within the policy limits of, and is expected to be paid by, the Company's insurance. As a result, it is not expected to impact the Company's operating results. Cambrex continues to deny liability in the matter. The settlement is subject to preliminary and final approval by the Court and entry of an agreed upon Final Judgment. Class members will have the opportunity to either object to the terms of the settlement or to opt out of the class.

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

     As disclosed in the Company's Current Report on Form 8-K, filed on August 28, 2007, in August 2007 the United States District Court, Southern District of New York, granted the Company's pending Motion for Summary Judgment in the Baltimore Litigation. The Company's Motion had been pending since late 2006. The Sellers have filed a notice of appeal. Management continues to believe the matter to be without merit and continues its defense of this matter. The Company is awaiting the Court's briefing schedule and will file its appellate brief early next year.

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

     Additionally, as permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that covers a

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(12) CONTINGENCIES (CONTINUED)

portion of any potential exposure. The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of September 30, 2007.

     In addition to the matters identified above, Cambrex's subsidiaries are party to a number of other proceedings.

(13) DISCONTINUED OPERATIONS

     In October 2006, the Company sold two businesses within the former Human Health segment for nominal consideration. As a result of the transaction, the Company reported a non-cash charge of $23,244 in the fourth quarter of 2006, and all periods presented reflect the results of these businesses as discontinued operations.

     In February 2007, the Company completed the sale of the businesses that comprised the Bioproducts and Biopharma segments (excluding certain liabilities) to Lonza for cash consideration of $463,914, including working capital adjustments. As a result of the transaction, the Company recorded a $235,538 gain in the first nine months of 2007, and all periods presented reflect the results of these businesses as discontinued operations.

     In July 2007 the Company entered into a Settlement Agreement and a related Escrow Agreement settling litigation which had been commenced by the purchasers of the Rutherford Business by the filing of the Complaint in April 2006. As a result of this settlement, the Company's second quarter 2007 results include a charge of $4,007, net of tax, recorded in discontinued operations. In addition, in the third quarter of 2007, the Company recorded expense of $400 for an adjustment to an environmental reserve at a Rutherford Business site. Refer to
Note 12 for a complete discussion on these matters.

     The following table reflects revenues and income/(loss) from the discontinued operations:

                                        Three months ended   Nine months ended
                                           September 30,        September 30,
                                        ------------------   -------------------
                                          2007      2006       2007       2006
                                        -------   --------   --------   --------
Revenues                                $    --    $59,706   $ 20,335   $185,739
                                        =======   ========   ========   ========
Pre-tax (loss)/income from operations
   of discontinued operations           $    --    $(2,276)  $    545   $  5,983
Gain on sale of Bioproducts and
   Biopharma segments                       (69)        --    235,538         --
Rutherford litigation settlement             --         --     (4,602)        --
Rutherford environmental reserve
   adjustment                              (400)        --       (400)        --
                                        -------   --------   --------   --------
(Loss)/income from discontinued
   operations before income taxes       $  (469)   $(2,276)  $231,081   $  5,983
(Benefit)/provision for income taxes     (4,698)       123      7,374      3,531
                                        -------   --------   --------   --------
Income/(loss) from discontinued
   operations, net of tax               $ 4,229    $(2,399)  $223,707   $  2,452
                                        =======   ========   ========   ========

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(13) DISCONTINUED OPERATIONS (CONTINUED)

     The following table reflects the carrying amount of the assets and liabilities as of December 31, 2006 for the businesses that were sold in February 2007:

                                     December 31,
                                         2006
                                     ------------
Assets:
Cash                                   $     --
Accounts receivable, net                 35,460
Inventories, net                         40,708
Other current assets                      3,215
Property, plant and equipment, net       85,162
Intangibles, net                        115,562
Other assets                              1,568
                                       --------
Total assets held for sale              281,675
Liabilities:
Accounts payable and accrued
   liabilities                           31,965
Other current liabilities                 1,436
Long-term debt                            3,627
Other liabilities                        20,581
                                       --------
Total liabilities held for sale          57,609
                                       --------
Net assets held for sale               $224,066
                                       ========

(14) SUBSEQUENT EVENTS

     On October 26, 2007, the Company's Charles City, Iowa facility experienced a flash fire that damaged a contained room within an older facility and seriously injured one employee. The Company believes it has adequate insurance coverage to satisfy any property and worker's compensation claims after payment of a $500 deductible. The Company, along with the appropriate authorities, has undertaken an investigation to determine the cause of the fire and assess all other aspects of the incident to determine if there are any further impacts to the company.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    (dollars in thousands, except share data)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

     The following significant events occurred during the third quarter of 2007 which affected reported operating profit:

     - A charge of $866 recorded within operating expenses for strategic alternative costs.

     - A charge of $451 recorded within operating expenses for restructuring costs.

RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER 2007 VERSUS THIRD QUARTER 2006

     Gross sales in the third quarter 2007 of $54,742 were $1,243 or 2.3% above the third quarter 2006. Gross sales were favorably impacted 4.1% due to exchange rates reflecting a weaker U.S. dollar the third quarter 2007 versus 2006.

     The following table reflects sales by geographic area for the three months ended September 30, 2007 and 2006:

                         2007      2006
                       -------   -------
North America          $17,951   $19,078
Europe                  33,220    30,007
Asia                     1,575     2,754
Other                    1,996     1,660
                       -------   -------
   Total Gross Sales   $54,742   $53,499
                       =======   =======

     Sales of active pharmaceutical ingredients ("APIs") of $42,200 were $955 or 2.3% above the third quarter 2006 primarily due to higher sales volume of branded APIs and nicotine polacrilex resin (used in smoking cessation) partially offset by lower sales volume of generic APIs for which sales were unusually high during the third quarter 2006. Sales of pharmaceutical intermediates of $6,117 were $1,036 or 20.4% above the third quarter 2006 primarily due to stronger demand for custom manufacturing products. Sales of other products of $6,425 were $748 or 10.4% below the third quarter 2006 primarily due to lower demand of x-ray media and fine chemicals.

     Gross margins decreased to 33.8% in the third quarter 2007 from 37.9% in the third quarter 2006. This decrease is primarily due to unfavorable product mix, lower pricing and an unfavorable impact from foreign currency exchange partially offset by higher margins for proprietary products.

     Selling, general and administrative expenses of $10,669 or 19.5% of gross sales in the third quarter 2007 decreased from $14,714, or 27.5% in the third quarter 2006. The decrease in expense is due primarily to lower legal fees, personnel costs due to reduced headcount at corporate and audit fees partially offset by an unfavorable impact from foreign currency exchange.

     The Company announced plans to eliminate certain employee positions at the corporate office upon completion of the sale of the Bioproducts and Biopharma segments. This plan included certain one-time benefits for employees terminated and is substantially completed as of September 30, 2007. Costs related to these plans are recorded on the restructuring expenses line on the income statement. The Company recognized expense of $451 during the third quarter 2007 ($4,034 for the first nine months 2007), and expects the total restructuring charge to be approximately $4,100, substantially all of which will be in cash. The Company anticipates annual cost savings related to the elimination of all these positions to be approximately $5,200.

     Strategic alternative costs include costs that the Company has incurred related to the decision to sell the Bioproducts and Biopharma segments in February 2007. These costs are not considered part of the restructuring program or a part of discontinued operations under current accounting guidance. As a result of the sale of the Bioproducts and Biopharma segments, certain benefits became payable under change of control agreements between the Company and four of its current or former executives. Also included in strategic alternative costs are retention bonuses; this includes amounts paid and payable to certain current employees for continued employment, generally through September 30, 2007 and costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the divestiture. Total strategic alternative costs for the third quarter 2007 were $866. The Company will recognize additional expense in future quarters for the recognition of interest as well as the potential for changes in estimates. Substantially all of these charges will be paid in cash. The exact timing of the payments is uncertain at this time but the majority is expected to be in 2008. Strategic alternative costs for the third quarter 2006 of $202 consist of external advisor costs related to divestitures.

     Research and development expenses of $3,062 were 5.6% of gross sales in the third quarter 2007, compared to $2,623 or 4.9% of gross sales in the third quarter 2006. The increase in expense primarily reflects higher personnel costs to invest in the growth and development of proprietary technology platforms and depreciation expense associated with the new R&D facility in Milano. The impact of foreign currency exchange also contributed to higher expense.

     Operating profit in the third quarter 2007 was $3,473 compared to $2,713 in the third quarter of 2006.

     Net interest expense was $1,069 in the third quarter 2007 compared $75 in the third quarter 2006. The increase is a result of allocating the majority of the interest expense to discontinued operations in accordance with current accounting guidance in the third quarter 2006. This increase is partially offset by lower borrowings in the third quarter 2007. The average interest rate was 7.3% in the third quarter of 2007 versus 6.1% in the third quarter of 2006.

     The effective tax rate for the third quarter 2007 was 247.4% compared to 172.2% in the third quarter 2006. The tax provision in the third quarter 2007 increased to $4,592 compared to $4,543 in the third quarter of 2006. This change is due to the geographic mix of pre-tax earnings, as well as the recognition of a $1,492 tax expense in continuing operations for the third quarter 2007 as a result of the sale of the Bioproducts and Biopharma segments in the first quarter of 2007. The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized. As such, improvements in domestic, and certain foreign, pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

     Loss from continuing operations in the third quarter of 2007 was $2,736, or $0.09 per diluted share versus $1,905, or $0.07 per diluted share in the same period a year ago.

     One customer in the three months ended September 30, 2007 and two customers in the three months ended September 30, 2006 each account for 10% of consolidated gross sales. One customer is a pharmaceutical company with which a long-term sales contract is in effect that is scheduled to expire at the end of 2008. The Company has agreed in principle to extend the contract which will result in lower profitability for sales under this arrangement in 2007 and 2008. Formal negotiations are complete and the Company is awaiting signature of the contract. The second customer is a distributor representing multiple customers.

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

COMPARISON OF FIRST NINE MONTHS 2007 VERSUS FIRST NINE MONTHS 2006

     Gross sales in the first nine months of 2007 of $182,820 were $12,170 or 7.1% above the first nine months of 2006. Gross sales were favorably impacted 4.3% due to exchange rates reflecting a weaker U.S. dollar in the first nine months of 2007 versus 2006.

     The following table shows sales by geographic area for the nine months ended September 30, 2007 and 2006:

                         2007       2006
                       --------   --------
North America          $ 63,253   $ 62,903
Europe                  107,797     97,181
Asia                      6,081      5,775
Other                     5,689      4,791
                       --------   --------
   Total Gross Sales   $182,820   $170,650
                       ========   ========

     Sales of APIs of $140,685 were $14,003 or 11.1% above the first nine months of 2006 primarily due to higher sales volume of generic and branded APIs partially offset by continued price erosion on more mature products. Sales of pharmaceutical intermediates of $19,697 were $980 or 4.7% below the first nine months of 2006 primarily due to weaker demand for custom development products and an intermediate used for treatment of end-stage kidney disease. Sales of other products of $22,438 were $853 or 3.7% below the first nine months of 2006 primarily due to weaker demand for x-ray media and feed additives partially offset by stronger demand for a crop protection product.

     Gross margins increased to 36.6% in the first nine months of 2007 from 36.2% in the first nine months 2006. The increase in margins is due to higher sales volume and favorable product mix partially offset by continued pricing pressures on APIs and an unfavorable impact from foreign currency exchange.

     Selling, general and administrative expenses of $36,572 or 20.0% of gross sales in the first nine months of 2007 decreased from $42,202 or 24.7% in the first nine months of 2006. The decrease in expense is due primarily to lower administrative expenses related to lower audit fees, personnel costs and environmental costs partially offset by the impact of foreign currency exchange.

     The Company announced plans to eliminate certain employee positions at the corporate office upon completion of the sale of the Bioproducts and Biopharma segments. This plan included certain one-time benefits for employees terminated and is substantially completed as of September 30, 2007. Costs related to these plans are recorded on the restructuring expenses line on the income statement. The Company recognized expense of $4,034 during the first nine months of 2007, and expects the total charge for the program to be approximately $4,100, substantially all of which will be in cash. The Company anticipates annual cost savings related to the elimination of all these positions to be approximately $5,200.

     Strategic alternative costs include costs that the Company has incurred related to the decision to sell the Bioproducts and Biopharma segments in February 2007. These costs are not considered part of the restructuring program or a part of discontinued operations under current accounting guidance. As a result of the sale of the Bioproducts and Biopharma segments, certain benefits became payable under change of control agreements between the Company and four of its current or former executives. Also included in strategic alternative costs are retention bonuses; this includes amounts paid and payable to certain current employees for continued employment, generally through September 30, 2007 and costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the divestiture. Total strategic alternative costs for the first nine months of 2007 were $28,560. The Company will recognize additional expense in future quarters for the recognition of interest as well as the potential for changes in estimates. Substantially all of these charges will be paid in cash. The exact timing of the payments is uncertain at this time but the majority is expected to be in 2008. Strategic alternative costs for the first nine months of 2006 totaled $2,232 consisting of external advisor costs related to divestitures.

     Research and development expenses of $8,623 were 4.7% of gross sales in the first nine months of 2007, compared to $8,062 or 4.7% of gross sales in the first nine months of 2006. The increase in dollars primarily represents increased personnel costs to invest in the growth and development of proprietary technology platforms and the impact of foreign currency translation.

     Operating loss in the first nine months of 2007 was $10,935 compared to a profit of $9,281 in the first nine months of 2006.

     Net interest income was $1,341 in the first nine months of 2007 compared to net interest expense of $5,641 in the first nine months of 2006 primarily reflecting lower average debt partially offset by higher interest rates. Also included in the first nine months of 2007 was the acceleration of unamortized origination fees related to the repayment of the credit facility of $841. Included in first nine months of 2006 is approximately $5,272 related to the make whole payment of $4,809 and the related acceleration of $463 of unamortized origination fees. Interest income was also higher in the first nine months of 2007 compared to 2006 due to interest earned on the proceeds from the sale of the Bioproducts and Biopharma segments.

The average interest rate was 7.0% in the first nine months of 2007 versus 5.7% in the first nine months of 2006.

     The effective tax rate for the first nine months of 2007 was -39.9% compared to 298.2% in the first nine months of 2006. The tax provision in the first nine months of 2007 decreased to $4,200 compared to $10,467 in the first nine months of 2006. This change is due to the geographic mix of pre-tax earnings, as well as the recognition of a $6,814 tax benefit in continuing operations for the first nine months of 2007 as a result of the sale of the Bioproducts and Biopharma segments in the first quarter of 2007. The Company maintains full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized. As such, improvements in domestic, and certain foreign, pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

     Loss from continuing operations in the first nine months of 2007 was $14,724, or $0.52 per diluted share versus $6,957, or $0.26 per diluted share in the same period a year ago.

     Two customers each account for 10% of consolidated gross sales in the nine months ended September 30, 2007 and 2006. One customer is a pharmaceutical company with which a long-term sales contract is in effect that is scheduled to expire at the end of 2008. The Company has agreed in principle to extend the contract which will result in lower profitability for sales under this arrangement in 2007 and 2008. Formal negotiations are complete and the Company is awaiting signature of the contract. The second customer is a distributor representing multiple customers.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $10,839 in the first nine months of 2007. During the nine months ended September 30, 2007, the Company used cash flows from operations totaling $509, a decrease of $22,065 versus the same period a year ago. The decrease in cash flows generated from operations in the first nine months of 2007 versus the first nine months of 2006 is due primarily to lower accounts payable resulting from payments related to a large capital project in Milan, Italy and accrued liabilities resulting from the pay down of several year end accruals.

     Cash flows provided by investing activities in the first nine months of 2007 of $451,637 primarily reflect proceeds from the sale of the Bioproducts and Biopharma segments. Capital expenditures from continuing operations were $15,007 in the first nine months of 2007 as compared to $15,755 in 2006. Part of the funds in 2007 were used for a new API purification and finishing facility in Milan, Italy and capital improvements to existing facilities.

     Cash flows used in financing activities in the first nine months of 2007 of $442,500 include net pay down of debt of $61,665 and dividends paid of $402,333 partially offset by proceeds from stock options exercised of $21,811. In the first nine months of 2006 financing activities include a net pay down of debt of $5,662 and dividends paid of $2,407 partially offset by proceeds from stock options exercised of $1,618.

     The Company used the proceeds from the sale of the Bioproducts and Biopharma segments, which closed during the first quarter of 2007, to repay outstanding debt and in May 2007, paid a special dividend of $14.00 per share, totaling $401,500. Approximately $94,000 was borrowed from the Company's new five-year, $200,000 credit facility to pay the dividend. The Company also discontinued its quarterly dividend payment and will instead allocate these cash outlays to support its growth initiatives. During the first nine months of 2006, the Company paid cash dividends of $0.09 per share.

     In April 2007, the Board of Directors of the Company approved the suspension of the domestic pension plans and SERP plan effective August 31, 2007.

     In October 2007, the Company entered into an interest rate swap to hedge $60,000 of its outstanding LIBOR-based debt.

FORWARD-LOOKING STATEMENTS

     This document may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under The Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities. These statements may be identified by the fact that they use words such as "expects," "anticipates," "intends," "estimates," "believes" or similar expressions in connection with any discussion of future financial or operating performance. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q. Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including, but not limited to, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation or regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation disclosed in the Company's public filings, changes in foreign exchange rates, uncollectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the Company's ability to receive regulatory approvals for its products and the accuracy of the Company's current estimates with respect to its earnings and profits for tax purposes in 2007. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     For further details and a discussion of these and other risks and uncertainties, investors and security holders are cautioned to review the Cambrex 2006 Annual Report on Form 10-K, including the Forward-Looking Statement section therein, and other subsequent filings with the U.S. Securities and Exchange Commission including Current Reports on Form 8-K. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no significant change in our exposure to market risk during the first nine months of 2007. For a discussion of the Company's exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2006.

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

     We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. The Company's management has concluded that the financial statements included in this Form 10-Q are a fair presentation in all material respects the Company's financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     There were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended September 30, 2007.

PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 1 LEGAL PROCEEDINGS

          See the discussion under Part I, Item 1, Note 12 to the Consolidated Financial Statements.

ITEM 1A RISK FACTORS

     There have been no material changes to our risk factors and uncertainties during the first nine months of 2007. For a discussion of the Risk Factors, refer to Part I, Item 1A, "Risk Factors," contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2006.

ITEM 6. EXHIBITS

     Exhibits

     1. Exhibit 31.1 -- CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     2. Exhibit 31.2 -- CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     3. Exhibit 32.1 -- CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     4. Exhibit 32.2 -- CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 2, 2007