Form 10-K
period 2007-12-31
CAMBREX CORP
filed 2008-02-27
CIK 820081

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                                Accelerated filer [X]

Non-accelerated filer [ ]                          Smaller reporting company [ ]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]. No [X].

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $378,159,543 as of June 30, 2007.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of January 31, 2008, there were 29,015,068 shares outstanding of the registrant's Common Stock, $.10 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the 2008 Annual Meeting are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      CAMBREX CORPORATION AND SUBSIDIARIES

                            INDEX TO ANNUAL REPORT ON
                            FORM 10-K FILED WITH THE
                       SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2007


ITEM                                                        PAGE
NO.                                                          NO.
----                                                        ----
                             PART I
 1     Business..........................................     2
 1A    Risk Factors......................................     7
 1B    Unresolved Staff Comments.........................    13
 2     Properties........................................    13
 3     Legal Proceedings.................................    13
 4     Submission of Matters to a Vote of Security
       Holders...........................................    13

                             PART II
 5     Market for the Registrant's Common Equity, Related
       Stockholder Matters and Issuer Purchases of Equity
       Securities........................................    14
 6     Selected Financial Data...........................    16
 7     Management's Discussion and Analysis of Financial
       Condition and Results of Operations...............    18
 7A    Quantitative and Qualitative Disclosures about
       Market Risk.......................................    34
 8     Financial Statements and Supplementary Data.......    35
 9     Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure...............    84
 9A    Controls and Procedures...........................    84
 9B    Other Information.................................    85

                            PART III
10     Directors, Executive Officers and Corporate
       Governance........................................    86
11     Executive Compensation............................    87
12     Security Ownership of Certain Beneficial Owners
       and Management and Related Stockholder Matters....    87
13     Certain Relationships and Related Transactionsand
       Director Independence.............................    87
14     Principal Accountant Fees and Services............    87

                             PART IV
15     Exhibits and Financial Statement Schedules........    88

                                     PART I

ITEM 1  BUSINESS

GENERAL

     Cambrex Corporation (the "Company" or "Cambrex"), a Delaware corporation, began business in December 1981. Cambrex is a life sciences company dedicated to growing its portfolio of commercial small molecule therapeutics and providing products and services that accelerate and improve the discovery and commercialization of new therapeutics. The Company primarily supplies its products and services worldwide to pharmaceutical and generic drug companies. Cambrex has three operating segments, which are manufacturing facilities, that have been aggregated as one reportable segment. The Company's overall strategy is to: grow its portfolio of custom development projects for products that may be approved for sale to the public in order to ensure growth in its business of manufacturing active pharmaceutical ingredients ("APIs") and advanced intermediates under long term contracts; expand sales of projects based on its proprietary technologies; and partner with generic drug companies to grow the Companies extensive portfolio of generic APIs. The Company also seeks to demonstrate excellence in regulatory compliance, environmental, health and safety performance, and customer service. As part of the process of evaluating strategic alternatives to enhance shareholder value, the sale of two businesses within the former Human Health segment was completed in October 2006 and the sale of the businesses that comprised the Bioproducts and Biopharma segments was completed in February 2007, and accordingly, these businesses are being reported as discontinued operations in all periods presented.

     The Company uses a consistent business approach:

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

MARKET OVERVIEW AND GROWTH DRIVERS

     The Company participates in markets that serve the healthcare industry. Customers include companies and institutions that discover and commercialize human therapeutics made using organic chemistry and generic drug companies.

     The aging population, continued investment in healthcare research and drug development and the necessity to develop life saving therapeutics to address unmet needs drives business growth in life sciences companies serving the healthcare market. Aging "baby boomers" in the United States, Europe and Japan may provide an enormous healthcare opportunity. This group typically has more education, a higher socio-economic level and higher demands for healthcare services than previous generations.

     Demand for Cambrex products and services is increased by its customers' continuing access to financial resources to advance their research and development projects for therapeutic candidates from the laboratory to the clinic, and eventually, to the patient. Healthcare investment comes from a variety of sources. Large pharmaceutical

--------
(dollars in thousands, except share data) and biotechnology companies spend billions on drug discovery and development. Research institutions may be funded by the government, business or private sectors.

     Once a drug is identified, companies need to develop a robust process for the manufacture of clinical and commercial quantities. Product testing and quality processes need to be integrated into the manufacturing process. This is a critical step to getting a commercially viable drug to market. Cambrex excels in the manufacture and testing of APIs and drug substances at laboratory, clinical and commercial scale and specializes in optimizing manufacturing processes.

     Demand for outsourced services from pharmaceutical companies continues to grow. Large pharmaceutical and biotechnology companies may outsource the development and manufacturing of a drug substance to manage multiple internal priorities, access new technologies or additional capacity, preserve needed capital or ensure multiple sources of supply. Emerging pharmaceutical and many generic drug companies outsource all process development and manufacturing. Cambrex is particularly well positioned to assist drug companies with these much needed services for traditional APIs.

     New drugs are typically patented. When the patent expires, the drug may be manufactured and marketed in its generic form. Growth in the generic drug market is driven by the continuing stream of drug patents that will expire in the future and favorable market forces that encourage the use of generic pharmaceuticals as a more cost effective health care alternative to higher-priced branded drugs. In the United States and many countries in Europe, governments and prescription benefit management companies provide incentives for generic substitution to reduce costs. Cambrex manufactures nearly 100 generic APIs, typically in relatively small quantities for use in niche therapeutics.

     The market for human therapeutics is regulated by the Food and Drug Administration ("FDA") and other regulatory agencies through the development, manufacturing and commercialization process. The FDA approves human therapeutics and regulates manufacturing. Excellent regulatory and quality systems are essential to serve the industry.

     Asian competitors have increased their capabilities in drug substance manufacturing and finished dosage form drugs in recent years. Although there has been limited direct impact on the Company's niche products, the presence of these competitors in the market has resulted in downward pricing pressure on generic APIs and certain development services for products that have not been approved by the regulatory authorities for sale to the public. Regulatory compliance and product quality may determine the long term impact of these competitors.

DEVELOPMENT OF THE BUSINESS

     The discussion below provides insight to the general development of our business, including the material acquisitions and disposition of assets over the past five years.

     In November 2003, the Company sold its Rutherford Chemicals business. The sale represents the completion of the transformation from a specialty chemical organization into a leading life sciences company. As a result of this transaction, this business is being reported as discontinued operations in all periods presented.

     In October 2006, the Company sold two businesses within the former Human Health segment for nominal consideration. As a result of this transaction, these businesses are being reported as discontinued operations in all periods presented.

     In February 2007, the Company completed the sale of the businesses that comprised the Bioproducts and Biopharma segments (excluding certain liabilities) to Lonza for total cash consideration of $463,914, including working capital adjustments. As a result of this transaction, these businesses are being reported as discontinued operations in all periods presented.

     In January 2008, the Company acquired ProSyntest AS, a privately held API research and development company located in Tallinn, Estonia. ProSyntest, renamed Cambrex Tallinn, has strengths in cost effective chemical

--------
(dollars in thousands, except share data) route selection and sample generation, rapid scale up of products at kilo lab scale, as well as chiral and organometallic chemistries.

PRODUCTS

     The Company uses its technical expertise in a wide range of chemical processes to meet the needs of its customers for high quality products and services for specialized applications.

     The Company's business is primarily comprised of the custom development and manufacture of pharmaceutical ingredients derived from organic chemistry. Products and services are supplied globally to innovative and generic drug companies. Products include APIs and advanced pharmaceutical intermediates. Services include custom development and current Good Manufacturing Practices ("cGMP") manufacturing services.

     Products and services are sold to a diverse group of more than 500 customers, with two customers individually accounting for more than 10% of 2007 sales; one, a pharmaceutical company with which a long-term sales contract is in effect, accounted for 11.2%. During 2007 the Company extended this contract to 2013 which resulted in lower profitability for sales under this arrangement. A second customer, a distributor representing multiple customers, accounted for 12.5%. The Company's products are sold through a combination of direct sales and independent agents. One API made up 14.5% of 2007 sales, the majority of which is sold under the contract extended to 2013 discussed above.

     This table summarizes gross sales by product groups:


                                            2007       2006      CHANGE   % CHANGE
                                          --------   --------   -------   --------
APIs and pharmaceutical intermediates...  $220,386   $206,193   $14,193      6.9%
Other...................................    32,188     30,466     1,722      5.7%
                                          --------   --------   -------
          Total.........................  $252,574   $236,659   $15,915      6.7%
                                          ========   ========   =======



     Sales of $252,574 increased $15,915 or 6.7% including a 4.7% favorable impact due to exchange rates reflecting a weaker U.S. dollar.

     Sales of APIs and pharmaceutical intermediates of $220,386 were $14,193 or 6.9% above the prior year due primarily to higher demand for a diuretic API, nicotine polacrilex resin (used in smoking cessation products), amphetamines, and a neurological API. The increase in 2007 sales was partially offset by lower sales of three custom development products.

     Other sales of $32,188 were $1,722 or 5.7% above the prior year due primarily to higher volumes of a crop protection product and x-ray media, partially offset by lower sales of feed additive products.

MARKETING AND DISTRIBUTION

     The Company's products generally include higher value, low-to-medium volume niche products requiring significant technical expertise to develop and manufacture. Marketing generally requires significant cooperative effort among a highly trained sales and marketing staff, a scientific staff that can assess the technical fit and estimate manufacturing economics and business unit management to determine the strategic and business fit. The process to take a client's project from the clinical trial stage to a commercial, approved therapeutic may take from two to ten years. The Company uses sales agents and independent distributors in those areas where they are deemed to be more effective or economical than direct sales efforts.

RAW MATERIALS

     The Company uses a wide array of raw materials in the conduct of its businesses.

     For its products, the Company generally will have a primary and secondary supplier for its critical raw materials. Prices for these raw materials are generally stable except for the petroleum-based solvents where prices can vary with market conditions.


--------
(dollars in thousands, except share data)

RESEARCH AND DEVELOPMENT

     The Company's research and development program is designed to increase the Company's competitiveness by improving its technology and developing processes for the manufacture of new products to meet customer requirements. The goals are to introduce innovative products, improve manufacturing processes to reduce costs, improve quality and increase capacity, to identify market opportunities that warrant significant technical expertise, and offer the prospects of a long-term, profitable business relationship. Research and development activities are performed at most of the Company's manufacturing facilities in both the United States and Europe. Approximately 90 employees are partially involved in research and development activities worldwide.

     During the fourth quarter of 2007 the Company announced that it will consolidate its United States research and development activities and small scale API production with its facility in Charles City, Iowa. As a result of the consolidation, the Company's Center of Technical Excellence in North Brunswick, New Jersey ("New Jersey R&D facility") was substantially closed as of December 31, 2007.

     The Company spent $12,157, $10,813 and $11,946 in 2007, 2006 and 2005, respectively, on research and development efforts.

PATENTS AND TRADEMARKS

     The Company has patent protection covering certain products, processes and services. In addition, the Company also relies on know-how and trade secrets (related to many of its manufacturing processes and techniques not generally known to other companies) for developing and maintaining its market position.

     Worldwide, the Company currently owns approximately 16 granted/in-force patents which have various expiration dates, the latest of which is in 2025. In addition, the Company currently has several pending patent applications and, as decisions are made to patent new inventions, prepares new patent applications.

     The Company has registered trademark rights in the United States and select foreign countries for use in connection with the Company's products and services. The Company also holds common law trademark rights for certain other marks.

     The Company requires employees to sign confidentiality and ownership of inventions agreements where appropriate.

COMPETITION

     The Company has at least 25 primary API and advanced intermediate competitors throughout Western Europe and the U.S. and many more competitors within various segments of the markets the Company serves, including a growing number of competitors in Asia, Eastern Europe and other low-cost areas. While there has been limited impact from the increased competition by low cost providers on the specific products the Company produces to date, the Company anticipates that it will face increased competition from these providers. It is expected that regulatory compliance, product quality and logistics will determine the long term impact of these competitors in the primary markets that the Company serves. If the Company perceives significant competitive risk and a need for technical or financial commitment, it generally negotiates long term contracts or guarantees from its customers.

ENVIRONMENTAL AND SAFETY REGULATIONS AND PROCEEDINGS

     General: Certain products manufactured by the Company involve the use, storage and transportation of toxic and hazardous materials. The Company's operations are subject to extensive laws and regulations relating to the storage, handling, emission, transportation and discharge of materials into the environment and the maintenance of safe working conditions. The Company maintains environmental and industrial safety, health compliance programs and training at its plants and believes that its manufacturing operations are in compliance with all applicable safety, health and environmental laws.


--------
(dollars in thousands, except share data)

     The Company conducts detailed environmental due diligence on all acquisitions. The Company's acquisitions were made with consideration of any known environmental conditions. Also, as with other companies engaged in the Company's industry, risks of substantial costs and liabilities are inherent in certain plant operations and certain products produced at the Company's plants. Additionally, prevailing legislation tends to hold companies primarily responsible for the proper disposal of their wastes even after transferal to third party waste disposal facilities. Moreover, other future developments, such as increasingly strict environmental, safety and health laws and regulations, and enforcement policies there under, could result in substantial costs and liabilities to the Company and could subject the Company's handling, manufacture, use, reuse, or disposal of substances or pollutants at its plants to more rigorous scrutiny than at present. Although the Company has no direct operations and conducts its business through subsidiaries, certain legal principles that provide the basis for the assertion against a parent company of liability for the actions of its subsidiaries may support the direct assertion against the Company of environmental liabilities of its subsidiaries.

     Known environmental matters which may result in liabilities to the Company and the related estimates and accruals are summarized in Note 17 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

     Present and Future Environmental Expenditures: The Company's policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations. The Company believes it is in compliance with such requirements and has adequate professional staff and systems in place to remain in compliance. In some cases, compliance can only be achieved by capital expenditures and the Company made capital expenditures of $2,060 in 2007, $2,784 in 2006, and $2,012 in 2005 for environmental projects. As the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related expenditures may increase. The Company considers costs for environmental compliance to be a normal cost of doing business and includes such costs in pricing decisions.

EMPLOYEES

     At December 31, 2007, the Company had 844 employees worldwide (616 of whom were from international operations) compared with 858 employees at December 31, 2006 and 837 at December 31, 2005.

     Non-U.S. production, administration, scientific and technical employees are represented by various local and national unions. The Company believes its labor relations are satisfactory.

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

EXPORT AND INTERNATIONAL SALES

     The Company exports numerous products to various areas, principally Western Europe, Asia and Canada. Export sales from the Company's domestic operations in 2007, 2006 and 2005 amounted to $28,821, $28,825 and $24,524, respectively.
Sales from international operations were $171,145 in 2007, $154,197 in 2006, and $144,577 in 2005. Refer to Note 15.


--------
(dollars in thousands, except share data)

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

IF WE FAIL TO IMPROVE THE OPERATIONS OF FUTURE ACQUIRED BUSINESSES, WE MAY BE UNABLE TO ACHIEVE OUR GROWTH STRATEGY.

     Some of the businesses we may acquire could have significantly lower operating margins than we do prior to the time we acquire them. In the past, we have occasionally experienced temporary delays in improving the operating margins of these acquired businesses. In the future, if we are unable to improve the operating margins of acquired businesses or operate them profitably, we may be unable to achieve our growth strategy.

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


--------
(dollars in thousands, except share data)

COMPETITION OR A REDUCTION IN DEMAND FOR OUR PRODUCTS COULD REDUCE SALES.

     The markets for our products are competitive and price sensitive. Other suppliers have significant financial, operational, sales and marketing resources, and experience in research and development. These and other companies may have developed or could in the future develop new technologies that would compete with our products or render our products obsolete. In addition, demand for our products may weaken due to a reduction in research and development budgets, loss of distributors or other factors.

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

OUR FAILURE TO OBTAIN NEW CONTRACTS OR RENEW EXISTING CONTRACTS MAY ADVERSELY AFFECT OUR BUSINESS.

     Many of our contracts are short-term in duration. As a result, we must continually replace our contracts with new contracts to sustain our revenue. In addition, many of our long-term contracts may be cancelled or delayed by clients for any reason upon notice. The Company currently has a long-term sales contract that accounts for more than 10% of sales that is scheduled to expire at the end of 2013. There is no guarantee that this contract will be renewed.

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

ANY SIGNIFICANT CHANGE IN GOVERNMENT REGULATION OF THE DRUG DEVELOPMENT PROCESS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     The manufacturing of pharmaceutical products are subject to extensive regulation by governmental authorities, including the FDA and comparable regulatory authorities in other countries. The Company's business depends in part on strict government regulation of the drug development process. Legislation may be introduced and enacted from time to time to modify regulations administered by the FDA and governing the drug approval process. Any


--------
(dollars in thousands, except share data) significant reduction in the scope of regulatory requirements or the introduction of simplified drug approval procedures could have a material adverse effect on the Company's business.

VIOLATIONS OF cGMP AND OTHER GOVERNMENT REGULATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     All facilities and manufacturing techniques used for manufacturing of products for clinical use or for commercial sale in the United States must be operated in conformity with cGMP regulations as required by the FDA. The Company's facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products. A finding that the Company had materially violated these requirements could result in regulatory sanctions, the loss of a customer contract, the disqualification of data for client submissions to regulatory authorities and a mandated closing of the Company's facilities. Any such violations would have a material adverse effect on the Company's business.

LITIGATION MAY HARM OUR BUSINESS OR OTHERWISE NEGATIVELY IMPACT OUR MANAGEMENT AND FINANCIAL RESOURCES.

     Complex or extended litigation could cause the Company to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders, counterparties to acquisition and divestiture contracts, collaborators, distributors, customers, or end-users of our products or services could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot be assured that we will always be able to resolve such disputes out of court or on terms favorable to the Company.

     Refer to Note 17 for a discussion of the Company's environmental and legal matters.

LOSS OF KEY PERSONNEL COULD HURT OUR BUSINESS.

     The Company depends on a number of key executives. The loss of services of any of the Company's key executives could have a material adverse effect on the Company's business.

     The Company also depends on its ability to attract and retain qualified scientific and technical employees. There can be no assurance the Company will be able to retain its existing scientific and technical employees, or to attract and retain additional qualified employees. The Company's inability to attract and retain qualified scientific and technical employees would have a material adverse effect on the Company's business.

POTENTIAL PRODUCT LIABILITY CLAIMS, ERRORS AND OMISSIONS CLAIMS IN CONNECTION WITH SERVICES WE PERFORM AND POTENTIAL LIABILITY UNDER INDEMNIFICATION AGREEMENTS BETWEEN US AND OUR OFFICERS AND DIRECTORS COULD ADVERSELY AFFECT OUR BUSINESS.

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


--------
(dollars in thousands, except share data)

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

     In recent years, as described more fully in Note 8, the Company has recorded a valuation allowance against all net domestic and certain foreign deferred tax assets. Until such time as the Company's domestic and certain foreign profitability is restored and considered by management to be sustainable for the foreseeable future, the Company will not record the income tax benefit or expense for domestic pre-tax losses and income respectively, and as such will likely experience significant volatility in its effective tax rate.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT.

     The Company has a $200,000 revolving credit facility of which $101,600 was outstanding at December 31, 2007. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the credit facility, we will be in default.

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

     - placing us at a disadvantage relative to our competitors who have lower levels of debt;

     - making us more vulnerable to a downturn in our business or the economy generally; and

     - requiring us to use a substantial portion of our cash to pay principal and interest on our debt, instead of investing those funds in the business.

INTERNATIONAL UNREST OR FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY AFFECT OUR RESULTS.

     Our international revenues, which include revenues from our non-U.S. subsidiaries and export sales from the U.S., represented 79% and 77% of our product revenues in 2007 and 2006, respectively.

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


--------
(dollars in thousands, except share data)

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

THE MARKET PRICE OF OUR STOCK COULD BE VOLATILE.

     The market price of our common stock in the future may fluctuate substantially due to a variety of factors, including:

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

     The market price for our common stock may also be affected by our ability to meet any guidance that we may, from time to time, publicly announce related to our expected sales growth, profitability and other financial and operational metrics, and our ability to meet analysts' expectations. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.

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

     We generate waste that must be transported to approved storage, treatment and disposal facilities. The transportation and disposal of such waste are required to meet applicable state and federal statutes and regulations.
The storage, treatment and disposal of such waste potentially exposes us to environmental liability if, in the future, such transportation and disposal are deemed to have violated such statues or regulations or if the storage, treatment and disposal facilities are inadequate and are proved to have damaged the environment.


--------
(dollars in thousands, except share data)

     The Company is also party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potential responsible party" for certain waste disposal sites. The Company has also retained the liabilities with respect to certain pre-closing environmental matters associated with the sale of the Rutherford Chemicals business. Refer to
Note 17 for a discussion of the Company's environmental matters.

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

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSE.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, are creating uncertainty for companies. These new or changed laws and standards are subject to multiple interpretations, in many cases due to their lack of specification. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies which could result in higher costs necessitated by revisions to disclosures and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result of the efforts to comply with the evolving laws and regulations increased general and administrative expenses have been experienced and are likely to continue.

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

--------
(dollars in thousands, except share data)

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

ITEM 1B  UNRESOLVED STAFF COMMENTS

     None.

ITEM 2  PROPERTIES.

     Set forth below is information relating to the Company's manufacturing facilities as of December 31, 2007:

                                       OPERATING
LOCATION                 ACREAGE      SUBSIDIARY            PRODUCT LINES MANUFACTURED
--------                 -------      ----------            --------------------------
Charles City, IA        57 acres   Cambrex            APIs, Pharmaceutical Intermediates,
                                   Charles City,      Imaging Chemicals, Animal Health
                                   Inc.               Products and Fine Custom Chemicals
Karlskoga, Sweden       42 acres   Cambrex            APIs, Pharmaceutical Intermediates,
                                   Karlskoga AB       Imaging Chemicals and Fine Custom
                                                      Chemicals
Paullo (Milan), Italy   13 acres   Cambrex            APIs
                                   Profarmaco
                                   Milano S.r.l.


     The Company also leases 42,000 square feet in North Brunswick, New Jersey for its Center of Technical Excellence, which has a lease term ending December 2010. In addition, the Company owns a six acre site and buildings in North Haven, CT, and a three acre site in Carlstadt, New Jersey. The Company believes its facilities to be in good condition, well-maintained and adequate for its current needs.

     During the fourth quarter of 2007 the Company announced that it will consolidate its United States research and development activities and small scale API production with its facility in Charles City, Iowa. As a result of the consolidation, the Company's New Jersey R&D facility was substantially closed as of December 31, 2007. Lease payments of approximately $1,400 per year will continue through December 2010. The Company is currently exploring its options to mitigate the lease expense.

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

ITEM 3  LEGAL PROCEEDINGS

     See "Environmental and Safety Regulations and Proceedings" under Item 1 and
Note 17 with respect to various proceedings involving the Company in connection with environmental matters. The Company is party to a number of other proceedings also discussed in Note 17.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


--------
(dollars in thousands, except share data)

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock, $.10 par value is listed on the New York Stock Exchange ("NYSE") under the symbol CBM. The following table sets forth the closing high and low sales price of the common stock as reported on the NYSE:

2007                                                         HIGH      LOW
----                                                        ------   ------
First Quarter.............................................  $25.04   $21.46
Second Quarter............................................   25.89    11.67
Third Quarter.............................................   14.35    10.15
Fourth Quarter............................................   11.69     7.44



2006                                                         HIGH      LOW
----                                                        ------   ------
First Quarter.............................................  $22.11   $18.52
Second Quarter............................................   21.62    18.89
Third Quarter.............................................   22.76    19.78
Fourth Quarter............................................   24.22    20.38


     As of January 29, 2008, the Company estimates that there were approximately 4,878 beneficial holders of the outstanding common stock of the Company.

     During May 2007, the Company paid a special dividend of $14.00 per share of common stock. The quarterly dividend on common stock was $0.03 for the first quarter of 2007 and discontinued thereafter. The quarterly dividend on common stock was $0.03 for 2006.

  2007 EQUITY COMPENSATION TABLE

     The following table provides information as of December 31, 2007 with respect to shares of common stock that may be issued under the Company's existing equity compensation plans.

                                             COLUMN (A)             COLUMN (B)             COLUMN (C)
                                        --------------------   --------------------   --------------------
                                                                                      NUMBER OF SECURITIES
                                                                                      REMAINING FOR FUTURE
                                        NUMBER OF SECURITIES                             ISSUANCE UNDER
                                          TO BE ISSUED UPON      WEIGHTED AVERAGE      EQUITY COMPENSATION
                                             EXERCISE OF         EXERCISE PRICE OF      PLANS (EXCLUDING
                                        OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED
PLAN CATEGORY                            WARRANTS AND RIGHTS    WARRANTS AND RIGHTS      IN COLUMN (A))
-------------                           --------------------   --------------------   --------------------
Equity compensation plans approved by
  security holders....................        1,232,520               $20.03                 434,404
Equity compensation plans not approved
  by security holders.................          239,237               $20.68                  43,896
                                              ---------                                      -------
Total.................................        1,471,757               $20.15                 478,300
                                              =========                                      =======





--------
(dollars in thousands, except share data)

  COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS

     The following graph compares the Company's cumulative total stockholder return for a five-year period, with a performance indicator of the overall stock market, the S&P 500 Index and the S&P 1500 Pharmaceuticals Index which the Company believes more closely reflects its current businesses. Prices are as of December 31 of the year indicated.

                 COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

(performance graph)

                                                 S&P 500           S&P 1500
                          CAMBREX CORPORATION     INDEX     PHARMACEUTICALS INDEX
                          -------------------    -------    ---------------------
2002                             100.00           100.00            100.00
2003                              84.06           128.68            110.30
2004                              90.64           142.69            102.47
2005                              63.17           149.70             99.42
2006                              76.91           173.34            114.91
2007                              60.40           182.86            119.62




     The Company's commercial activities are focused on manufacturing and marketing to customers concentrated in the Life Sciences Industry (including pharmaceutical chemicals and intermediates). Although the Company's products are diverse, making it difficult to select a comparative peer group, the Company believes that the S&P 1500 Pharmaceuticals Index is a good comparison group for the commercial activities on which it currently focuses. The S&P 1500 Pharmaceuticals Index comprises 27 companies as of December 31, 2007.


--------
(dollars in thousands, except share data)

ITEM 6  SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company for each of the years in the five year period ended December 31, 2007 are derived from the audited financial statements for 2007, 2006 and 2005 and the books and records of the Company for 2004 and 2003, respectively, each including all adjustments necessary for discontinued operations presentation. The consolidated financial statements of the Company as of December 31, 2007 and 2006 and for each of the years in the three year period ended December 31, 2007 and the reports of independent registered public accounting firms thereon are included elsewhere in this annual report. In November 2003, the Company completed the sale of the Rutherford Chemicals business. In October 2006, the Company sold two businesses within the former Human Health segment and in February 2007 the Company completed the sale of the businesses that comprised the Bioproducts and Biopharma segments (excluding certain liabilities). See Note 18. As a result, these businesses are being reported as discontinued operations for all periods presented. The data presented below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                          YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                            2007(1)    2006(2)    2005(3)     2004(4)    2003(5)
                                           --------   --------   ---------   --------   --------
INCOME DATA:
Gross sales.............................   $252,574   $236,659   $ 223,565   $216,528   $203,340
Net revenues............................    252,505    235,073     224,213    217,065    206,846
Gross profit............................     91,232     83,858      86,911     84,857     83,930
Selling, general and administrative
  expenses..............................     48,858     58,279      56,109     53,312     52,256
Research and development expenses.......     12,157     10,813      11,946     10,434      9,017
Restructuring expenses..................      6,073         --          --         --         --
Strategic alternative costs.............     31,127      2,958          --         --         --
Legal settlement........................         --         --          --         --     11,342
Operating (loss)/profit.................     (6,983)    11,808      18,856     21,111     11,315
Interest (income)/expense, net..........       (485)     5,478       3,089      3,134      2,045
Other expense/(income), net.............        725        (17)        201        336         10
(Loss)/income before income taxes.......     (7,223)     6,347      15,566     17,641      9,260
Provision for income taxes..............      6,288     14,513      25,322     11,050     24,365
(Loss)/income from continuing
  operations............................    (13,511)    (8,166)     (9,756)     6,591    (15,105)
Income/(loss) from discontinued
  operations, net of tax................    222,759    (21,706)   (100,702)   (33,461)   (38,958)
Income/(loss) before cumulative effect
  of a change in accounting principle...    209,248    (29,872)   (110,458)   (26,870)   (54,063)
Cumulative effect of a change in
  accounting principle..................         --       (228)         --         --         --
Net income/(loss).......................    209,248    (30,100)   (110,458)   (26,870)   (54,063)
EARNINGS PER SHARE DATA:
Earnings/(loss) per common share
  (basic):
  (Loss)/income from continuing
     operations.........................   $  (0.47)  $  (0.30)  $   (0.37)  $   0.25   $  (0.59)
  Income/(loss) from discontinued
     operations, net of tax.............   $   7.77   $  (0.81)  $   (3.81)  $  (1.28)  $  (1.51)
  Cumulative effect of a change in
     accounting principle...............   $     --   $  (0.01)  $      --   $     --   $     --
                                           --------   --------   ---------   --------   --------
  Net income/(loss).....................   $   7.30   $  (1.12)  $   (4.18)  $  (1.03)  $  (2.10)

--------
(dollars in thousands, except share data)

                                                          YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                            2007(1)    2006(2)    2005(3)     2004(4)    2003(5)
                                           --------   --------   ---------   --------   --------
Earnings/(loss) per common share
  (diluted):
  (Loss)/income from continuing
     operations.........................   $  (0.47)  $  (0.30)  $   (0.37)  $   0.25   $  (0.59)
  Income/(loss) from discontinued
     operations, net of tax.............   $   7.77   $  (0.81)  $   (3.81)  $  (1.27)  $  (1.51)
  Cumulative effect of a change in
     accounting principle...............   $     --   $  (0.01)  $      --   $     --   $     --
                                           --------   --------   ---------   --------   --------
  Net income/(loss).....................   $   7.30   $  (1.12)  $   (4.18)  $  (1.02)  $  (2.10)
Weighted average shares outstanding:
  Basic.................................     28,683     26,816      26,456     26,094     25,775
  Diluted...............................     28,683     26,816      26,456     26,462     25,775
DIVIDENDS PER COMMON SHARE..............   $  14.03   $   0.12   $    0.12   $   0.12   $   0.12
BALANCE SHEET DATA: (AT END OF PERIOD)
Working capital.........................   $ 69,663   $117,616   $ 139,207   $182,915   $138,458
Total assets............................    373,462    606,376     612,472    791,985    778,503
Long-term obligations...................    101,600    158,600     182,060    219,999    205,201
Total stockholders' equity..............    102,057    246,646     243,251    391,316    396,630


--------

   (1) Loss from continuing operations include pre-tax charges of $31,127 within operating expenses for the costs related to strategic alternatives, $6,073 within operating expenses for restructuring costs and $841 within interest expense for the write-off of unamortized debt costs. Income from discontinued operations include the gain on sale of the businesses that comprised the Bioproducts and Biopharma business segments of $235,489, expense of $4,636 for the Rutherford litigation settlement and expense of $1,000 for an adjustment to an environmental reserve at a Rutherford Business site.

   (2) Loss from continuing operations include pre-tax charges of $2,958 within operating expenses for external advisor costs related to divestitures, $5,272 within interest expense due to the pre-payment of a portion of the Company's long-term debt and tax expense of $1,696 related to prior years returns included in the provision for income taxes. Loss from discontinued operations include the loss on the sale of two businesses within the former Human Health segment of $23,244, expense of $200 for an adjustment to an environmental reserve at a Rutherford Business site, $2,092 for a goodwill impairment charge, $1,791 due to the acquisition of Cutanogen and $1,475 for the write-down of an investment in equity securities.

   (3) Loss from continuing operations include pre-tax charges for executive severance of $4,223 and an increase in an environmental reserve of $1,300 recorded in operating expenses, a tax benefit due to a favorable Swedish court decision of $3,329 and an increase in valuation allowances against domestic deferred tax assets totaling $16,926 within the provision for income taxes. Loss from discontinued operations include pre-tax charges for goodwill impairment of $76,385, long-lived asset impairment charge of $30,792 and a tax benefit related to the long-lived asset impairment of $1,673.

   (4) Loss from discontinued operations includes a pre-tax charge of $48,720 for goodwill impairment. As a result of the adjustments for discontinued operations, the calculation of diluted weighted average shares outstanding includes common equivalent shares previously excluded as anti-dilutive.

   (5) Loss from continuing operations include a pre-tax charge of $11,342 recorded in operating expenses for the settlement of certain class action lawsuits involving Mylan Laboratories and the establishment of valuation allowances against net domestic deferred tax assets totaling $21,487 within the provision for income taxes.


--------
(dollars in thousands, except share data)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

     The Company's business consists of three manufacturing facilities. These facilities primarily manufacture APIs, ingredients derived from organic chemistry and pharmaceutical intermediates.

     As part of the process of evaluating strategic alternatives to enhance shareholder value, the sale of two businesses within the former Human Health segment was completed in October 2006 and the sale of the businesses that comprised the Bioproducts and Biopharma segments was completed in February 2007, and accordingly, these businesses are being reported as discontinued operations in all periods presented.

     The following significant events occurred during 2007 which affected results from continuing operations:

     - A charge of $31,127 recorded within operating expenses for strategic alternatives costs.

     - A charge of $6,073 recorded within operating expenses for restructuring expenses.

     - A charge of $841 recorded within interest expense for the write-off of unamortized debt costs.

     Sales in 2007 increased 6.7% to $252,574, including a 4.7% favorable impact resulting from foreign currency, from $236,659 in 2006.

     Increased sales of products based on proprietary technology, and higher demand for generic APIs primarily contributed to the sales increase. The Company continued its expansion of its custom development pipeline during 2007 and successfully transitioned seven products from phase III clinical trials to commercial production during the year. With one of the broadest portfolios of products and services in the API market, the Company remains profitable and represents a solid platform for future growth.

     Gross margins in 2007 increased to 36.1% from 35.4% in 2006. On a performance basis (excluding foreign currency impact), gross margins were 35.5% in 2007. The marginal increase is due primarily to favorable product mix mostly offset by lower pricing.

     A pharmaceutical company, with which a long-term sales contract is in effect, accounted for 11.2% of gross sales. The Company negotiated an extension of this contract to 2013 which resulted in lower profitability for sales under this arrangement in 2007.

     The Company recorded tax expense of $6,288 in 2007 compared to $14,513 in 2006. Tax expense in 2007 includes $7,915 of benefit related to the recognition of certain tax attributes as a result of the sale of the businesses that comprised the Bioproducts and Biopharma segments. The tax provisions in 2007 and 2006 are primarily affected by the non-recognition of tax benefits in the U.S. and certain foreign jurisdictions where losses are incurred and the Company records valuation allowances against the benefits, the recording of tax expense for profitable non-U.S. entities and agreed income tax audit adjustments in the U.S. and non U.S. entities.

     The Company reported a loss from continuing operations of $13,511, or $0.47 per diluted share in 2007, compared to $8,166, or $0.30 per diluted share, in 2006.

CRITICAL ACCOUNTING POLICIES

     The Company's critical accounting policies are those that require the most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on other various assumptions that are deemed reasonable by management under each applicable circumstance. Actual results or amounts could differ from estimates and the differences could have a material impact on the consolidated financial statements. A discussion of the Company's critical accounting policies, the underlying judgments and uncertainties affecting their application and the

--------
(dollars in thousands, except share data) likelihood that materially different amounts would be reported under different conditions or using different assumptions, is as follows:

  Revenue Recognition

     Revenues are generally recognized when title to products and risk of loss are transferred to customers. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations.

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

     For contracts that contain milestone-based payments, the Company recognizes revenue using the proportional performance method based on the percentage of costs incurred relative to the total costs estimated to be incurred to complete the contract. Revenue recognition computed under this methodology is compared to the amount of non-refundable cash payments received or contractually receivable at the reporting date and the lesser of the two amounts is recognized as revenue at each reporting date. The proportional performance methodology applied by the Company for revenue recognition, utilizes an input based measure, specifically labor costs, because the Company believes the use of an input measure is a better surrogate of proportional performance than an output based measure, such as milestones.

     Amounts billed in advance are recorded as deferred revenue on the balance sheet. Since payments received are typically non-refundable, the termination of a contract by a customer prior to its completion could result in an immediate recognition of deferred revenue relating to payments already received not previously recognized as revenue.

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


--------
(dollars in thousands, except share data)

  Environmental and Litigation Contingencies

     The Company periodically assesses the potential liabilities related to any lawsuits or claims brought against us. See Note 17 for a discussion of the Company's current environmental and litigation matters, reserves recorded and our position with respect to any related uncertainties. While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that the Company will incur an expense related to a settlement for such matters and whether a reasonable estimation of such probable loss, if any, can be made. If probable and estimable, the Company accrues for the costs of clean-up, settlements and legal fees. If the aggregate amount of the liability and the timing of the payment is fixed or reasonably determinable, the Company discounts the amount to reflect the time value of money. Given the inherent uncertainty related to the eventual outcome of litigation and environmental matters, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions that the Company may have made with respect to their resolution.

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

RESULTS OF OPERATIONS

  2007 COMPARED TO 2006

     Gross sales for 2007 increased 6.7% to $252,574 from $236,659 in 2006. Gross sales were favorably impacted 4.7% due to the impact of foreign currency reflecting weakness in the U.S. dollar primarily versus the Euro and Swedish Krona.


--------
(dollars in thousands, except share data)

     The following table shows gross sales to geographic area for the years ended December 31, 2007 and 2006:

                                                           2007       2006
                                                         --------   --------
North America..........................................  $ 85,644   $ 85,944
Europe.................................................   150,692    136,545
Asia...................................................     9,125      8,041
Other..................................................     7,113      6,129
                                                         --------   --------
Total..................................................  $252,574   $236,659
                                                         ========   ========



     Sales of APIs and pharmaceutical intermediates of $220,386 were $14,193 or 6.9% above the prior year due primarily to higher demand for a diuretic API, nicotine polacrilex resin (used in smoking cessation products), amphetamines, and a neurological API. The increase in 2007 sales was partially offset by lower sales of three custom development products.

     Other sales of $32,188 were $1,722 or 5.7% above the prior year due primarily to higher volumes of a crop protection product and x-ray media, partially offset by lower sales of feed additive products.

     Gross profit in 2007 was $91,232 compared to $83,858 in 2006. Gross margins in 2007 increased to 36.1% from 35.4% in 2006. On a performance basis (excluding foreign currency impact), gross margins were 35.5% in 2007. The marginal increase is due primarily to favorable mix mostly offset by lower pricing.

     Selling, general and administrative ("SG&A") expenses of $48,858 or 19.3% of gross sales in 2007 decreased from $58,279 or 24.6% in 2006. Administrative expenses decreased primarily due to lower personnel costs resulting from reduced staffing at corporate headquarters (approximately $3,000) and lower audit (approximately $2,200), insurance (approximately $1,900) and legal fees (approximately $1,500) partially offset by an unfavorable impact from foreign currency (approximately $1,500).

     The Company announced plans to eliminate certain employee positions at the corporate office upon completion of the sale of the businesses that comprised the Bioproducts and Biopharma segments. This plan included certain one-time benefits for employees terminated and is substantially completed as of December 31, 2007. Costs related to these plans are recorded as restructuring expenses in the income statement. The Company recognized expense of $4,014 during 2007, substantially all of which will be in cash. The Company anticipates annual cost savings related to the elimination of all these positions to be approximately $5,200.

     The Company also announced that it will consolidate its United States research and development activities and small scale API production with its facility in Charles City, Iowa. As a result of the consolidation, the Company's New Jersey R&D facility was substantially closed as of December 31, 2007. The Company recognized restructuring expenses in 2007 of $2,059, of which approximately $1,354 will be in cash. The charge of $2,059 consists of the present value of the remaining lease payments under the Company's current operating lease at the New Jersey R&D facility (reduced by estimated sublease rentals) of $998, leasehold improvement write-offs of $705 and employee retention and severance of $356. Costs related to this plan are recorded as restructuring expenses on the income statement. The operating lease expires in December 2010. In accordance with accounting guidance, the severance and retention charges are being recognized ratably over the remaining service period. An additional charge of $115 will occur in 2008 related to severance. Lease payments are approximately $1,400 per year. As a result of closing this facility, the Company estimates annual cost savings of approximately $2,100 related to personnel costs which will be offset by continued lease expense and the loss of certain revenue generating projects.

     Strategic alternative costs include costs that the Company has incurred related to the decision to sell the businesses that comprised the Bioproducts and Biopharma segments in February 2007 and costs associated with the exit of a product line that manufactures a feed additive. These costs are not considered part of the restructuring program or a part of discontinued operations under current accounting guidance.

     As a result of the sale of the businesses that comprise the Bioproducts and Biopharma segments, certain benefits became payable under change of control agreements between the Company and four of its current or former

--------
(dollars in thousands, except share data) executives. These costs totaled $20,025 in 2007. Also included in strategic alternative costs are retention bonuses of $6,780; this includes amounts paid to certain current employees for continued employment, generally through September 30, 2007 and December 31, 2007, costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the divestiture of $2,854 and external advisor costs of $456. The Company may recognize additional expense in future quarters as the potential for changes in estimates exists. Substantially all of these charges have been or will be paid in cash. The exact timing of the payments is uncertain at this time but the majority is expected to be in 2008.

     During the fourth quarter of 2007 the Company committed to a plan to exit a product line that produces a feed additive. The equipment used in producing this product will be dismantled and disposed of upon completion of production. Production will continue through the third quarter of 2008. In accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"), the Company now has the information needed to estimate a range of potential settlement dates and the potential methods of settlement for the dismantling and disposal of this equipment. Upon adopting FIN 47 in the fourth quarter of 2005, the Company did not have the information needed to estimate the fair market value of the asset retirement obligation and as such did not record a liability. During the fourth quarter of 2007, the Company recorded $1,012 for the asset retirement obligation. This charge is recorded as strategic alternative costs in the income statement.

     Total strategic alternative costs for 2007 were $31,127. Strategic alternative costs for 2006 totaled $2,958 consisting of external advisor costs related to divestitures.

     Research and development expenses of $12,157 were 4.8% of gross sales in 2007, compared to $10,813 or 4.6% of gross sales in 2006. The increase in expense primarily reflects higher personnel costs to invest in the growth and development of proprietary technology platforms ($400), higher costs at the New Jersey R&D facility due to lower billings of fixed costs to customers resulting from fewer projects ($400) and depreciation expense associated with the new R&D facility in Milano ($100). The impact of foreign currency also contributed to higher expense ($500).

     The Company incurred an operating loss in 2007 of $6,983 compared to operating income of $11,808 in 2006 due to higher strategic alternative and restructuring costs, partially offset by lower corporate spending and higher gross margins. The 2007 results include strategic alternative and restructuring costs of $31,127 and $6,073, respectively. The 2006 results include strategic alternative costs of $2,958.

     Net interest income was $485 in 2007 compared to net interest expense of $5,478 in 2006 primarily reflecting higher interest income in 2007 compared to 2006 due to interest earned on the proceeds from the sale of the businesses that comprised the Bioproducts and Biopharma segments. Lower average debt partially offset by higher interest rates contributed to lower interest expense. Additionally, 2007 includes the acceleration of unamortized origination fees related to the repayment of a prior credit facility of $841. Included in 2006 is approximately $5,272 related to the make whole payment of $4,809 and the related acceleration of $463 of unamortized origination fees due to the prepayment of the Senior Notes partially offset by the allocation of interest expense to discontinued operations. The average interest rate was 6.9% and 5.8% in 2007 and 2006, respectively.

     The Company recorded tax expense of $6,288 in 2007 compared to $14,513 in 2006. Tax expense in 2007 includes $7,915 of benefit related to the recognition of certain tax attributes as a result of the sale of the businesses that comprised the Bioproducts and Biopharma segments. The tax expense for 2007 includes a $7,816 valuation allowance to offset benefits generated from U.S. tax losses and tax credits and losses in certain non-U.S. jurisdictions. These valuation allowances result from the Company's recent history of domestic and certain foreign losses and its short-term projections for losses from continuing operations in the relative jurisdictions. Since 2003, the Company has maintained a full valuation allowance on the tax benefits arising from domestic pre-tax losses.

     The Company will continue to record a full valuation allowance, primarily on its domestic net deferred tax assets and indefinite lived intangibles, until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States and certain foreign jurisdictions, income tax benefits associated with those losses will not be

--------
(dollars in thousands, except share data) recognized and, therefore, those losses would not be reduced by such income tax benefits. The carryforward periods for foreign tax credits, research and experimentation tax credits, net operating losses ("NOLs"), and the federal alternative minimum tax credits are 10 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

     In connection with the sale of the businesses that comprised the Bioproducts and Biopharma businesses, the Company utilized domestic NOLs and foreign tax credits for which a full valuation allowance was provided for at December 31, 2006. The NOLs and foreign tax credits will be utilized to reduce significantly all the domestic tax on this transaction. Additionally it is anticipated that any U.S. income tax related to distributions from non-U.S. Bioproducts entities repatriated in 2008 will be offset by foreign tax credits and NOLs.

     Loss from continuing operations in 2007 was $13,511, or $0.47 per diluted share, versus $8,166, or $0.30 per diluted share in 2006.

  2006 COMPARED TO 2005

     Gross sales in 2006 of $236,659 increased $13,094 or 5.9% above 2005. Sales were favorably impacted 0.5% due to the impact of foreign currency reflecting a weaker U.S. dollar.

     Gross profit in 2006 was $83,858 compared to $86,911 in 2005. Gross margin in 2006 decreased to 35.4% from 38.9% in 2005.

     The following table shows gross sales by geographic area for the years ended December 31, 2006 and 2005:

                                                           2006       2005
                                                         --------   --------
North America..........................................  $ 85,944   $ 81,002
Europe.................................................   136,545    129,536
Asia...................................................     8,041      7,493
Other..................................................     6,129      5,534
                                                         --------   --------
Total..................................................  $236,659   $223,565
                                                         ========   ========



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

     Gross margins decreased to 35.4% in 2006 from 38.9% in 2005. The reduced margins are due primarily to higher production costs, lower pricing on certain APIs, and unfavorable impact of foreign currency partially offset by increased sales volume and favorable product mix.

     SG&A expenses of $58,279 or 24.6% of gross sales in 2006 increased from $56,109 or 25.1% in 2005. Administrative expenses increased primarily due to higher legal and audit fees, higher valuation of stock appreciation rights and the expensing of stock options partially offset by lower personnel costs.

     Research and development expenses of $10,813 were 4.6% of gross sales in 2006, compared to $11,946 or 5.3% of gross sales in 2005. The decrease primarily reflects a reduction of Corporate personnel costs and lower labor costs.

     Operating profit in 2006 was $11,808 compared to $18,856 in 2005. The results reflect lower gross margins and higher operating expenses. The 2005 results include a charge for executive severance of $4,223 and a $1,300 charge for an environmental remediation reserve at a non-operating facility.

     Net interest expense of $5,478 in 2006 increased $2,389 from 2005. The Company incurred costs of $5,272 associated with the prepayment of debt in 2006. Excluding these charges, net interest expense would have decreased

--------
(dollars in thousands, except share data)

$2,883 primarily reflecting lower average debt partially offset by higher interest rates. The average interest rate was 5.8% and 5.5% in 2006 and 2005, respectively.

     The Company recorded tax expense of $14,513 in 2006 compared to $25,322 in 2005. The tax expense for 2006 includes an $11,804 valuation allowance to offset benefits generated from U.S. tax losses and tax credits and losses in certain non-U.S. jurisdictions. These valuation allowances result from the Company's recent history of domestic and certain foreign losses and its short-term projections for losses from continuing operations in the relative jurisdictions. Since 2003, the Company has maintained a full valuation allowance on the tax benefits arising from domestic pre-tax losses.

     The Company will continue to record a full valuation allowance, primarily on its domestic net deferred tax assets and indefinite lived intangibles, until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States and certain foreign jurisdictions, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. The carryforward periods for foreign tax credits, research and experimentation tax credits, NOLs, and the federal alternative minimum tax credits are 10 years, 20 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

     Loss from continuing operations in 2006 was $8,166 or $0.30 per diluted share, versus $9,756, or $0.37 per diluted share in 2005.

LIQUIDITY AND CAPITAL RESOURCES

     During 2007 cash and cash equivalents on hand increased $4,742 to $38,488. The weaker U.S. dollar favorably impacted the translated cash balances by $2,876. During 2007, cash flows from operations used $793, compared to providing $34,720 in the same period a year ago. The change in cash flows from operations in 2007 versus 2006 is due primarily to the pay down of accounts payable in addition to the pay down of several year end 2006 accruals.

     Cash flows provided by investing activities in 2007 of $440,718 primarily reflect proceeds from the sale of the businesses that comprised the Bioproducts and Biopharma segments. Capital expenditures were $25,927 and $23,183 for 2007 and 2006, respectively. Capital expenditures for 2007 and 2006 primarily consisted of a new API purification lab and finishing facility in Milan, Italy and capital improvements to existing facilities. For 2008, capital expenditures are expected to be approximately $32,000 to $34,000.

     Cash flows used in financing activities in 2007 of $438,059 include a net reduction of debt of $57,255 and dividends paid of $402,389 partially offset by proceeds from stock options exercised of $21,898. In 2006 the Company had a net reduction of debt of $25,486 and paid dividends of $3,210 which was partially offset by proceeds from stock options exercised of $21,310.

     In April 2007, the Company entered into a $200,000 five-year Syndicated Senior Revolving Credit Facility which expires in April 2012.

     The Company pays interest on this credit facility at LIBOR plus 1.25% - 2.00% based upon certain measurements of the Company's financial performance. The credit facility also includes financial covenants regarding interest coverage and leverage ratios. The Company was in compliance with all financial covenants at December 31, 2007.

     The 5-Year Agreement is collateralized by dividend and distribution rights associated with a pledge of a portion of stock that the Company owns in a foreign holding company. This foreign holding company owns a majority of the Company's non-U.S. operating subsidiaries.

     The Company has employed a plan to mitigate interest rate risk by entering into interest rate swap agreements to convert floating rates to fixed interest rates. As of December 31, 2007, the Company had three interest rate swaps

--------
(dollars in thousands, except share data) in place with an aggregate notional value of $60,000, at an average fixed rate of 4.48% before any spread based on the level of indebtedness per the terms of the credit facility, and with maturity dates of October 2010. The Company's strategy has been to cover a portion of outstanding bank debt with interest rate protection. At December 31, 2007, the coverage was approximately 59% of our variable interest rate debt.

     As of December 31, 2007, there was $101,600 outstanding and $98,400 undrawn under the 5-Year Agreement. The full amount of the undrawn balance is available to be borrowed as of December 31, 2007.

     The Company used the proceeds from the sale of the businesses that comprised the Bioproducts and Biopharma segments, which closed during the first quarter of 2007, to repay outstanding debt and in May 2007, paid a special dividend of $14.00 per share, totaling $401,556. Approximately $94,000 was borrowed from the Company's 5-Year Agreement to pay the dividend. The Company also discontinued its quarterly dividend payment and will instead allocate these cash outlays to support its growth initiatives.

     During 2007, the Company also paid its quarterly dividend on common stock of $0.03 for the first quarter. During 2006, the Company paid cash dividends of $0.12 per share.

     The 2007 and 2006 weighted average interest rate for long-term bank debt was 6.9% and 5.8%, respectively.

CONTRACTUAL OBLIGATIONS

     At December 31, 2007, our contractual obligations with initial or remaining terms in excess of one year were as follows:

                                TOTAL      2008      2009      2010     2011      2012+
                              --------   -------   -------   -------   ------   --------
Long term debt..............  $101,600   $    --   $    --   $    --   $   --   $101,600
Interest on debt............    23,891     5,791     5,791     5,657    4,989      1,663
Operating leases............     7,992     2,198     2,107     2,078      689        920
Purchase obligations........    25,675     9,866     4,386     4,681    3,945      2,797
Strategic alternatives/
  restructuring.............    17,152    17,152        --        --       --         --
Vitamin B-3 settlement......     1,577     1,577        --        --       --         --
Rutherford settlement.......     4,421     4,421        --        --       --         --
Mylan settlement............     1,600     1,600        --        --       --         --
                              --------   -------   -------   -------   ------   --------
Contractual cash
  obligations...............  $183,908   $42,605   $12,284   $12,416   $9,623   $106,980
                              ========   =======   =======   =======   ======   ========



     In addition to the contractual obligations listed above, the Company expects to contribute approximately $5,751 in cash to its two U.S. defined-benefit pension plans in 2008. Also, not included in the above table is $5,116 of uncertain tax positions due to uncertainty surrounding the timing of the obligation. See Note 8.

     See Notes 9, 16 and 17 for additional information regarding our debt and other commitments.

     The Company's forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, as well as other factors. See the Risk Factors section of this document for further explanation of factors that may negatively impact the Company's cash flows. Any change in the current status of these factors could adversely impact the Company's ability to fund operating cash flow requirements.

MARKET RISKS

     In the normal course of business, the Company uses a variety of techniques and instruments, including derivatives, as part of its overall risk management strategy to lower its exposure to market risks arising from adverse changes in interest rates and foreign currency exchange rates.


--------
(dollars in thousands, except share data)

  Currency Risk Management

     The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by international operations which are primarily denominated in the U.S. dollar, Euro and Swedish krona. The Company currently uses foreign currency exchange forward contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The notional amount of these contracts as of December 31, 2007 was $22,078. Unrealized foreign exchange contract losses do not subject the Company's actual results to risk as gains or losses on these contracts are undertaken to offset gains or losses on the transactions that are hedged.

     With respect to the contracts outstanding at December 31, 2007, a 10% fluctuation of the local currency over a one-year period would cause $2,214 pre-tax earnings to be at risk. This is based on the notional amount of the contracts, adjusted for unrealized gains and losses, of $22,144. These calculations do not include the impact of exchange gains or losses on the underlying positions that would offset the gains and losses of the derivative instruments.

  Interest Rate Management

     The Company has employed a plan to mitigate interest rate risk by entering into interest rate swap agreements to convert floating rates to fixed interest rates. As of December 31, 2007, the Company had three interest rate swaps in place with an aggregate notional value of $60,000, at an average fixed rate of 4.48% before any spread based on the level of indebtedness per the terms of the credit facility, and with maturity dates of October 2010. The Company's strategy has been to cover a portion of outstanding bank debt with interest rate protection. At December 31, 2007, the coverage was approximately 59% of our variable interest rate debt.

     The swap stabilizes interest costs by converting floating or variable rates to fixed rates through a contract with a financial institution. The Company monitors the debt position and market trends to protect it from unforeseen shifts in interest rates.

     For example, at December 31, 2007 the company had variable debt of $101,600, of which $60,000 is fixed by an interest rate swap. Holding all other variables constant, if the LIBOR portion of the weighted average interest rates in the variable rate debt increased by 100 basis points the effect on our earnings and cash flows would have been higher interest expense of $416.

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

  Environmental

     In connection with laws and regulations pertaining to the protection of the environment, the Company and its subsidiaries are a party to several environmental proceedings and remediation investigations and cleanups and, along with other companies, has been named a potentially responsible party ("PRP") for certain waste disposal sites ("Superfund sites"). Additionally, as discussed in the "Sale of Rutherford Chemicals" section below, the Company has retained the liability for certain environmental proceedings, associated with the Rutherford Chemicals business.

     Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company. The resolution of such matters often spans several years and frequently involves regulatory oversight or adjudication. Additionally, many remediation requirements are not fixed and are likely to be affected by future technological, site, and regulatory developments. Consequently, the ultimate extent of

--------
(dollars in thousands, except share data) liabilities with respect to such matters, as well as the timing of cash disbursements cannot be determined with certainty.

     In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $6,905 and $4,862 at December 31, 2007 and 2006, respectively. The increase in the accrual includes net adjustments to reserves of $2,334 and the impact of currency of $114 partially offset by payments of $405. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where remediation costs may not be estimable at the reporting date.

  CasChem ISRA

     As a result of the sale of the Bayonne, New Jersey facility (see "Sale of Rutherford Chemicals" section below), the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act ("ISRA"). The Company completed a preliminary assessment of the site and submitted the preliminary assessment to the New Jersey Department of Environmental Protection ("NJDEP"). The preliminary assessment identified potential areas of concern based on historical operations and sampling of such areas commenced. The Company has completed a second phase of sampling and determined that a third phase of sampling is necessary to determine the extent of contamination and any necessary remediation. The results of the completed and proposed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs, if any. The Company submitted its plan for the third phase of sampling to the NJDEP during the fourth quarter of 2005. The sampling will commence upon approval of the sampling plan.

  Cosan

     The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. Prior to the acquisition of Cosan by the Company, the operations were moved to another location and thereafter Cambrex purchased the business. In 1997, Cosan entered into an Administrative Consent Order with the NJDEP. Under the Administrative Consent Order, Cosan was required to complete an investigation of the extent of the contamination related to the Clifton site and conduct remediation as may be necessary. During the third quarter of 2005, the Company completed the investigation related to the Clifton site, which extends to adjacent properties. The results of the investigation caused the Company to increase its related reserves by $1,300 in 2005 based on the proposed remedial action plan. The Company submitted the results of the investigation and proposed remedial action plan to the NJDEP. In late 2006, the NJDEP requested that an additional investigation be conducted at the site. The Company estimated that the additional work will cost approximately $240, and as such, increased the related reserve in the first quarter of 2007. The Company submitted its plan for additional work to the NJDEP in April 2007. In August 2007 the NJDEP approved the Company's work plan and the additional investigation has commenced. As of December 31, 2007 the reserve was $1,432. The results of the additional investigation may impact the remediation plan and costs.

     Additionally, the Company has reserved approximately $1,100 at December 31, 2007 for the Cosan Carlstadt, N.J. site.

  Berry's Creek

     In March 2006, the Company received notice from the United States Environmental Protection Agency ("USEPA") that two former operating subsidiaries are considered PRPs at the Berry's Creek Superfund Site, Bergen County, New Jersey. The operating companies are among many other PRPs that were listed in the notice. Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry's Creek Site. The Company has met with the other PRPs. Both operating companies joined the group of PRPs and filed a joint response to the USEPA agreeing to jointly negotiate to conduct or fund (along with other PRPs) an appropriate

--------
(dollars in thousands, except share data) remedial investigation and feasibility study of the Berry's Creek Site. The PRPs have engaged technical and allocation consultants to evaluate investigation and remedial alternatives and develop a method to allocate related costs among the PRPs. In December 2007 the PRPs reached a tentative agreement on the allocation of the site investigation costs and the Company has increased its reserves by $562 for its share. The investigation is expected to take several years and at this time it is too early to predict the extent of any additional future liabilities.

  Nepera, Inc. -- Maybrook and Harriman Sites

     In 1987, Nepera, Inc. ("Nepera") was named a PRP along with certain prior owners of the Maybrook Site in Hamptonburgh, New York by the USEPA in connection with the disposition, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986. The Maybrook Site is on the USEPA's National Priorities List for remedial work. A prior owner of the Nepera facility has participated with Nepera in the performance of a remedial investigation and feasibility study for the Maybrook Site. In September 2007, the USEPA issued the Record of Decision ("ROD") which describes the remedial plan for the Maybrook Site. The USEPA also issued the Company and the prior owner a Notice of Potential Liability, requesting that the recipients sign a Consent Decree to complete the ROD and pay the USEPA certain past oversight costs, which the Company and the prior owner are currently negotiating with the USEPA.

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

     Based on currently available information, Nepera believes that the current trust balance will not cover the remaining work to be completed at Harriman and under the final Maybrook ROD issued in September 2007. As such the Company has increased its reserve by $1,000, which is recorded in discontinued operations, for its expected share of the shortfall based on currently available information. As of December 31, 2007 the reserve recorded on the books was $1,200. The foregoing matters were retained by Nepera under the 2003 Purchase Agreement as well as the settlement reached in the Rutherford matter (see "Sale of Rutherford Chemicals" section below).

     The Company is involved in other matters where the range of liability is not reasonably estimable at this time and it is not determinable when information will become available to provide a basis for adjusting or recording an accrual, should an accrual ultimately be required.

LITIGATION AND OTHER MATTERS

  Mylan Laboratories

     In 1998 the Company and its subsidiary Profarmaco S.r.l. (currently known as Cambrex Profarmaco Milano S.r.l.") ("Profarmaco") were named as defendants (along with Mylan Laboratories, Inc. ("Mylan") and Gyma Laboratories of America, Inc. ("Gyma"), Profarmaco's distributor in the United States) in a proceeding instituted by the Federal Trade Commission ("FTC") in the United States District Court for the District of Columbia (the

--------
(dollars in thousands, except share data)

"District Court"). Suits were also commenced by several State Attorneys' General. The suits alleged violations of the Federal Trade Commission Act arising from exclusive license agreements between Profarmaco and Mylan covering two APIs. The FTC and Attorneys' General suits were settled in February 2001, with Mylan (on its own behalf and on behalf of Profarmaco and Cambrex) agreeing to pay over $140,000 and with Mylan, Profarmaco and Cambrex agreeing to monitor certain future conduct.

     The same parties including the Company and Profarmaco have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of the APIs in generic form, making allegations similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

     In April 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. In accordance with the agreement $10,815 has been paid through December 31, 2007, with the remaining $1,600 to be paid in 2008.

     In February 2008 the District Court, in an action brought by three health care insurers, entered judgment after trial against Mylan, Gyma and Cambrex in the amount of $8,355, payable jointly and severally, and also a punitive damage award against each of Mylan, Gyma and Cambrex in the amount of $16,709. The parties will appeal the awards. Cambrex expects any payment of the judgment against it to be made by Mylan under the indemnity described above.

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

     Settlement documents are expected to be finalized and payments are expected to be made during the next several months. The balance of the reserves recorded within accrued liabilities related to this matter was $1,579 as of December 31, 2007.

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


--------
(dollars in thousands, except share data)

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

     Under the Settlement Agreement:

     - In the third quarter of 2007 (i) the Company paid the Buyers the sum of $636 in reimbursement for past remediation expenses at the Rutherford Business facilities; and (ii) the Buyers paid the Company 400 GBP (approximately $813) for reimbursement of certain tax refunds received from United Kingdom taxing authorities.

     - The Buyers also agreed to pay to an account (the "Escrow Account") created under the Escrow Agreement the sum of $3,149 plus interest subsequent to September 30, 2007, representing the amount owed on a Subordinated Promissory Note issued as consideration under the Purchase Agreement. The Buyers paid $1,000 of such amount in September 2007 and $2,193 in November 2007.

     - The Company also agreed to make payment to the Escrow Account within 30 days after the Buyers' Final Note Payment. The Company paid $4,421 in January 2008 which was accrued at December 31, 2007.

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

     Under the Settlement Agreement, the Company indemnifies and holds harmless the Buyers for damages related to the obligations the Company specifically retained. The Buyers indemnify and hold harmless the Company

--------
(dollars in thousands, except share data) for certain liabilities, including without limitation those arising from the presence of hazardous materials at any of the Rutherford Business facilities, except for the matters specifically retained by the Company.

     The foregoing description is a summary and is qualified in its entirety by the Settlement Agreement, which is filed as an Exhibit to the Quarterly Report on Form 10-Q for the period ending June 30, 2007.

     Related to the Settlement Agreement, the Company's 2007 results include a charge of $4,041, net of tax, recorded in discontinued operations related to this matter.

  Class Action Matter

     In October 2003, the Company was notified of a securities class action lawsuit filed against Cambrex and five former Company officers. Five class action suits were filed with the New Jersey Federal District Court (the "Court"). In January 2004, the Court consolidated the cases, designated the lead plaintiff and selected counsel to represent the class. An amended complaint was filed in March 2004. The lawsuit has been brought as a class action in the names of purchasers of the Company's common stock from October 21, 1998 through July 25, 2003. The complaint alleges that the Company failed to disclose in a timely fashion the January 2003 accounting restatement and subsequent SEC investigation, as well as the loss of a significant contract at the Baltimore facility.

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

     The Company entered into a Memorandum of Understanding regarding the settlement of all claims in this matter. The settlement includes a payment to class members of an amount which is well within the policy limits of, and is expected to be paid by, the Company's insurance. As a result, it is not expected to impact the Company's operating results. Cambrex continues to deny liability in the matter. The settlement is subject to final approval by the Court and entry of an agreed upon Final Judgment. Class members will have the opportunity to either object to the terms of the settlement or to opt out of the class.

  Securities and Exchange Commission ("SEC")

     Since 2003, the SEC has been conducting an investigation into the Company's inter-company accounting procedures from the period 1997 through 2001. The investigation began in the first half of 2003 after the Company voluntarily disclosed certain matters related to inter-company accounts for the five-year period ending December 31, 2001 that resulted in the restatement of the Company's financial statements for those years. In late June 2007, this matter was concluded with the issuance by the SEC of a Cease and Desist Order ("Order"). There are no fines or penalties associated with the Order. Under the Order, the Company agreed to undertake certain remedial actions including, for a two year period following the effective date of the Order, having the Company's outside auditor conduct agreed upon procedures related to intercompany transactions and compliance with the Order, with the results of such procedures being reported to the SEC. The Company has implemented the remedial measures and will continue the reporting and records retention obligations set forth in the Order. This matter may be considered concluded.

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


--------
(dollars in thousands, except share data)

     In August 2007 the United States District Court, Southern District of New York, granted the Company's pending Motion for Summary Judgment in the Baltimore Litigation. The Company's Motion had been pending since late 2006. The Sellers have filed a notice of appeal. Management continues to believe the matter to be without merit and continues its defense of this matter. The Company is awaiting the Court's briefing schedule and has filed its appellate brief in early 2008.

  Other

     The Company has commitments incident to the ordinary course of business including corporate guarantees of certain subsidiary obligations to the Company's lenders related to financial assurance obligations under certain environmental laws for remediation, closure and third party liability requirements of certain of its subsidiaries and a former operating location; contract provisions for indemnification protecting its customers and suppliers against third party liability for manufacture and sale of Company products that fail to meet product warranties and contract provisions for indemnification protecting licensees against intellectual property infringement related to licensed Company technology or processes.

     Additionally, as permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that covers a portion of any potential exposure. The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of December 31, 2007.

     In addition to the matters identified above, Cambrex's subsidiaries are party to a number of other proceedings that are not considered material at this time.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

  Fair Value Measurements

     In September 2006, the FASB issued FASB Statement No. 157 "Fair Value Measurements" ("FAS 157"). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Relative to FAS 157, the FASB issued FASB Staff Positions (FSP) 157-2, which defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of this statement.

  Accounting for Uncertainty in Income Taxes

     The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 ("FIN 48") effective January 1, 2007. This interpretation clarified the accounting for uncertainty in income tax positions and required the Company to recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The effect of adopting this interpretation was not material. Refer to Note 8 for further discussion.


--------
(dollars in thousands, except share data)

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

  Employers' Accounting for Defined Benefit Pension and Other Postretirement
  Plans

     In September 2006, the FASB issued FASB Statement No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("FAS 158") which is effective for fiscal years ending after December 15, 2006. FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement does not impact the amounts recognized in the income statement. Based on the Company's funded status of plan obligations disclosed in Note 14, the impact of adopting FAS 158 was a reduction to accumulated other comprehensive income of $7,464 ($7,088 net of tax) in 2006, with no impact to the Company's consolidated statements of operations or cash flows. There was not any affect on the Company's financing agreements as none of the current debt covenants were impacted.

     FAS 158 will also require an employer to measure the funded status of a plan as of the date of the fiscal year end balance sheet. The Company's pension plans and post retirement benefits plan currently have a September 30 measurement date. This measurement requirement is effective for fiscal years ending after December 15, 2008. The effect of adopting this pronouncement will not have a material impact on the Company's financial position or results of operations.

  Fair Value Option for Financial Assets and Financial Liabilities

     In February 2007, the FASB issued FASB Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115" ("FAS 159"). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. FAS 159 is effective at the beginning of the Company's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact of this statement.

  Amendment of FAS 141

     On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), "Business Combinations" ("FAS 141R"). Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. FAS 141R will change the accounting treatment for certain specific items, including:

     - acquisition costs will be generally expensed as incurred;

     - noncontrolling interests will be valued at fair value at the acquisition date;

     - acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

     - in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts;

     - restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and


--------
(dollars in thousands, except share data)

     - changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

     FAS 141R also includes a substantial number of new disclosure requirements. FAS 141R applies prospectively to business combinations (except for income taxes which applies to prior as well as future acquisitions) for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will adopt this statement on January 1, 2009. The Company is currently assessing the impact of this statement.

FORWARD-LOOKING STATEMENTS

     This document may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under The Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities. These statements may be identified by the fact that they use words such as "expects," "anticipates," "intends," "estimates," "believes" or similar expressions in connection with any discussion of future financial and operating performance. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-K. Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including, but not limited to, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation disclosed in the Company's public filings, changes in foreign exchange rates, uncollectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the Company's ability to receive regulatory approvals for its products, the accuracy of the Company's current estimates with respect to its earnings and profits for tax purposes in 2007 and other factors described under the caption "Risk Factors That May Affect Future Results" in this Form 10-
K. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for us to predict which will arise. In addition, the Company cannot assess the impact of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required in this section can be found in the "Market Risks" section of Item 7 on page 27 of this Form 10-K.


--------
(dollars in thousands, except share data)

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:


                          PAGE NUMBER
                       (IN THIS REPORT)
                       ----------------
Reports of
  Independent
  Registered Public
  Accounting Firms..          36
Consolidated Balance
  Sheets as of
  December 31, 2007
  and 2006..........          39
Consolidated
  Statements of
  Operations for the
  Years Ended
  December 31, 2007,
  2006 and 2005.....          40
Consolidated
  Statements of
  Stockholders'
  Equity for the
  Years Ended
  December 31, 2007,
  2006 and 2005.....          41
Consolidated
  Statements of Cash
  Flows for the
  Years Ended
  December 31, 2007,
  2006 and 2005.....          42
Notes to
  Consolidated
  Financial
  Statements........          43
Selected Quarterly
  Financial and
  Supplementary
  Data..............          82



     The consolidated financial statements and financial statement schedule are filed pursuant to Item 15 of this report.


--------
(dollars in thousands, except share data)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cambrex Corporation

     We have audited the accompanying consolidated balance sheet of Cambrex Corporation as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedules. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambrex Corporation at December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein for the year ended December 31, 2007.

     As described in Note 3, in 2007 the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 ("FIN 48").

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cambrex Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Woodbridge, NJ
February 27, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cambrex Corporation

     We have audited Cambrex Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cambrex Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, Cambrex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Cambrex Corporation as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Woodbridge, NJ
February 27, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cambrex Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Cambrex and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the information with respect to 2006 and 2005 included in the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Notes 3 and 13 to the consolidated financial statements, in 2006 the Company changed the manner in which it accounts for pension and other postretirement benefit plans and the manner in which it accounts for share-based compensation.

/s/ PRICEWATERHOUSECOOPERS LLP

Florham Park, NJ
March 15, 2007, except for the effects of the discontinued operations with respect to 2006 and 2005 described in Note 18, as to which the date is February 27, 2008

                      CAMBREX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   DECEMBER 31,
                                                               -------------------
                                                                 2007       2006
                                                               --------   --------
ASSETS
Current assets:
  Cash and cash equivalents..................................  $ 38,488   $ 33,746
  Trade receivables, less allowances of $560 and $571 at
     respective dates........................................    45,003     38,552
  Inventories, net...........................................    61,440     53,893
  Assets of discontinued operations..........................        --     79,527
  Prepaid expenses and other current assets..................    20,104     19,032
                                                               --------   --------
          Total current assets...............................   165,035    224,750
Property, plant and equipment, net...........................   165,657    141,863
Goodwill.....................................................    35,552     32,573
Assets of discontinued operations............................        --    202,292
Other non-current assets.....................................     7,218      4,898
                                                               --------   --------
          Total assets.......................................  $373,462   $606,376
                                                               ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................  $ 26,185   $ 28,592
  Accrued expense and other current liabilities..............    69,702     45,101
  Liabilities of discontinued operations.....................        --     33,441
                                                               --------   --------
          Total current liabilities..........................    95,887    107,134
Long-term debt...............................................   101,600    158,600
Deferred tax liabilities.....................................    19,086     14,209
Liabilities of discontinued operations.......................        --     24,267
Accrued pension and postretirement benefits..................    32,104     39,911
Other non-current liabilities................................    22,728     15,609
                                                               --------   --------
          Total liabilities..................................   271,405    359,730
Commitments and contingencies (see Notes 16 and 17)
  Stockholders' equity:
  Common Stock, $.10 par value; authorized 100,000,000 issued
     31,399,700 and 30,145,319 shares at respective dates....     3,140      3,015
  Additional paid-in capital.................................    98,793    241,360
  Retained earnings..........................................     4,031     28,860
  Treasury stock, at cost, 2,385,066 and 2,446,097 shares at
     respective dates........................................   (20,386)   (20,832)
  Accumulated other comprehensive income/(loss)..............    16,479     (5,757)
                                                               --------   --------
          Total stockholders' equity.........................   102,057    246,646
                                                               --------   --------
          Total liabilities and stockholders' equity.........  $373,462   $606,376
                                                               ========   ========




          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                           YEARS ENDED DECEMBER 31,
                                                       -------------------------------
                                                         2007       2006        2005
                                                       --------   --------   ---------
Gross Sales..........................................  $252,574   $236,659   $ 223,565
  Allowances and rebates.............................     1,368      1,026         641
                                                       --------   --------   ---------
Net sales............................................   251,206    235,633     222,924
  Other revenues.....................................     1,299       (560)      1,289
                                                       --------   --------   ---------
Net revenues.........................................   252,505    235,073     224,213
  Cost of goods sold.................................   161,273    151,215     137,302
                                                       --------   --------   ---------
Gross profit.........................................    91,232     83,858      86,911
  Selling, general and administrative expenses.......    48,858     58,279      56,109
  Research and development expenses..................    12,157     10,813      11,946
  Restructuring expenses.............................     6,073         --          --
  Strategic alternative costs........................    31,127      2,958          --
                                                       --------   --------   ---------
Operating (loss)/profit..............................    (6,983)    11,808      18,856
Other (income)/expenses
  Interest income....................................    (5,199)      (514)       (799)
  Interest expense...................................     4,714      5,992       3,888
  Other expenses/(income), net.......................       725        (17)        201
                                                       --------   --------   ---------
(Loss)/income before income taxes....................    (7,223)     6,347      15,566
Provision for income taxes...........................     6,288     14,513      25,322
                                                       --------   --------   ---------
Loss from continuing operations......................  $(13,511)  $ (8,166)  $  (9,756)
Income/(loss) from discontinued operations, including
  gains/losses from dispositions, net of tax.........   222,759    (21,706)   (100,702)
                                                       --------   --------   ---------
Income/(loss) before cumulative effect of a change in
  accounting principle...............................   209,248    (29,872)   (110,458)
Cumulative effect of a change in accounting
  principle..........................................        --       (228)         --
                                                       --------   --------   ---------
Net income/(loss)....................................  $209,248   $(30,100)  $(110,458)
                                                       ========   ========   =========
Basic earnings/(loss) per share
  Loss from continuing operations....................  $  (0.47)  $  (0.30)  $   (0.37)
  Income/(loss) from discontinued operations,
     including gains/losses from dispositions, net of
     tax.............................................  $   7.77   $  (0.81)  $   (3.81)
  Cumulative effect of a change in accounting
     principle.......................................  $     --   $  (0.01)  $      --
                                                       --------   --------   ---------
  Net income/(loss)..................................  $   7.30   $  (1.12)  $   (4.18)
Diluted earnings/(loss) per share
  Loss from continuing operations....................  $  (0.47)  $  (0.30)  $   (0.37)
  Income/(loss) from discontinued operations,
     including gains/losses from dispositions, net of
     tax.............................................  $   7.77   $  (0.81)  $   (3.81)
  Cumulative effect of a change in accounting
     principle.......................................  $     --   $  (0.01)  $      --
                                                       --------   --------   ---------
  Net income/(loss)..................................  $   7.30   $  (1.12)  $   (4.18)
Weighted average shares outstanding:
  Basic and Diluted..................................    28,683     26,816      26,456



          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                          COMMON STOCK
                                    ------------------------  ADDITIONAL
                                                   PAR VALUE    PAID-IN    RETAINED    DEFERRED    TREASURY
                                    SHARES ISSUED    ($.10)     CAPITAL    EARNINGS  COMPENSATION    STOCK
                                    -------------  ---------  ----------  ---------  ------------  --------
BALANCE AT DECEMBER 31, 2004......    28,825,603     $2,883    $ 213,120  $ 175,804     $(1,982)   $(21,991)
  Comprehensive loss
     Net loss.....................                                         (110,458)
     Other comprehensive loss
       Foreign currency
          translation adj.........
       Unrealized losses on
          hedging contracts, net
          of tax of $883..........
       Minimum pension liability
          adjustment, net of tax
          of $217.................
       Unrealized losses on
          available for sale
          marketable securities,
          net of tax of $0........
  Other comprehensive loss........
Total comprehensive loss..........
Cash dividends at $0.12 per
  share...........................                                           (3,176)
Purchase of treasury stock........                                                                      (75)
Exercise of stock options.........       292,538         29        3,877
Vested restricted stock...........                                 2,239                   (149)      1,298
                                      ----------     ------    ---------  ---------     -------    --------
BALANCE AT DECEMBER 31, 2005......    29,118,141     $2,912    $ 219,236  $  62,170     $(2,131)   $(20,768)
  Comprehensive loss
     Net loss.....................                                          (30,100)
     Other comprehensive
       income/(loss)
       Foreign currency
          translation adj.........
       Unrealized losses on
          hedging contracts, net
          of tax of $177..........
       Pensions, net of tax of
          $(20)...................
       Unrealized losses on
          available for sale
          marketable securities,
          net of tax of $0........
       Reclass adjustment for loss
          on marketable securities
          included in net
          earnings, net of tax of
          $0......................
     Other comprehensive income...
Total comprehensive loss..........
Adjustment to initially apply FASB
  Statement No. 158, net of tax of
  $376............................
Disposition of
  business -- pension.............
Cash dividends at $0.12 per
  share...........................                                           (3,210)
Purchase of treasury stock........                                                                     (113)
Exercise of stock options.........     1,069,876        103       20,977                                230
Deferred compensation.............                       --          222                                159
Vested restricted stock...........                                  (563)                 2,131        (340)
Stock option expense..............                                   448
Restricted stock expense..........                                 1,040
                                      ----------     ------    ---------  ---------     -------    --------
BALANCE AT DECEMBER 31, 2006......    30,188,017     $3,015    $ 241,360  $  28,860     $    --    $(20,832)
  Comprehensive income
     Net income...................                                          209,248
     Other comprehensive
       income/(loss)
     Foreign currency translation
       adj........................
       Unrealized losses on
          hedging contracts, net
          of tax of $107..........
       Pensions, net of tax of
          $346....................
       Reclass adjustment for gain
          on marketable securities
          included in net
          earnings, net of tax of
          $0......................
     Other comprehensive income...
Total comprehensive income........
Disposition of
  business -- pension.............
Cash dividends and return of
  capital at $14.03 per share.....                              (169,782)  (234,077)
Purchase of treasury stock........                                                                      (59)
Exercise of stock options.........     1,175,101        121       21,777
Deferred compensation.............         8,771          1          207                                 62
Vested restricted stock...........        27,811          3         (446)                               443
Stock option modification.........                                 2,535
Stock option expense..............                                   711
Restricted stock expense..........                                 2,431
                                      ----------     ------    ---------  ---------     -------    --------
BALANCE AT DECEMBER 31, 2007......    31,399,700     $3,140    $  98,793  $   4,031     $    --    $(20,386)
                                      ==========     ======    =========  =========     =======    ========

                                                    ACCUMULATED
                                                       OTHER          TOTAL
                                    COMPREHENSIVE  COMPREHENSIVE  STOCKHOLDERS'
                                     GAIN/(LOSS)   INCOME/(LOSS)      EQUITY
                                    -------------  -------------  -------------
BALANCE AT DECEMBER 31, 2004......                    $ 23,482      $ 391,316
  Comprehensive loss
     Net loss.....................     (110,458)                     (110,458)
     Other comprehensive loss
       Foreign currency
          translation adj.........      (40,188)
       Unrealized losses on
          hedging contracts, net
          of tax of $883..........         (984)
       Minimum pension liability
          adjustment, net of tax
          of $217.................         (117)
       Unrealized losses on
          available for sale
          marketable securities,
          net of tax of $0........         (361)
                                      ---------
  Other comprehensive loss........      (41,650)       (41,650)       (41,650)
                                      ---------
Total comprehensive loss..........    $(152,108)
                                      =========
Cash dividends at $0.12 per
  share...........................                                     (3,176)
Purchase of treasury stock........                                        (75)
Exercise of stock options.........                                      3,906
Vested restricted stock...........                                      3,388
                                                      --------      ---------
BALANCE AT DECEMBER 31, 2005......                    $(18,168)     $ 243,251
  Comprehensive loss
     Net loss.....................      (30,100)                      (30,100)
     Other comprehensive
       income/(loss)
       Foreign currency
          translation adj.........       14,443
       Unrealized losses on
          hedging contracts, net
          of tax of $177..........          280
       Pensions, net of tax of
          $(20)...................          839
       Unrealized losses on
          available for sale
          marketable securities,
          net of tax of $0........          (10)
       Reclass adjustment for loss
          on marketable securities
          included in net
          earnings, net of tax of
          $0......................        1,475
                                      ---------
     Other comprehensive income...       17,027         17,027         17,027
                                      ---------
Total comprehensive loss..........    $ (13,073)
                                      =========
Adjustment to initially apply FASB
  Statement No. 158, net of tax of
  $376............................                      (7,088)        (7,088)
Disposition of
  business -- pension.............                       2,472          2,472
Cash dividends at $0.12 per
  share...........................                                     (3,210)
Purchase of treasury stock........                                       (113)
Exercise of stock options.........                                     21,310
Deferred compensation.............                                        381
Vested restricted stock...........                                      1,228
Stock option expense..............                                        448
Restricted stock expense..........                                      1,040
                                                      --------      ---------
BALANCE AT DECEMBER 31, 2006......                    $ (5,757)     $ 246,646
  Comprehensive income
     Net income...................      209,248                       209,248
     Other comprehensive
       income/(loss)
     Foreign currency translation
       adj........................       15,684
       Unrealized losses on
          hedging contracts, net
          of tax of $107..........       (1,385)
       Pensions, net of tax of
          $346....................        7,734
       Reclass adjustment for gain
          on marketable securities
          included in net
          earnings, net of tax of
          $0......................       (1,117)
                                      ---------
     Other comprehensive income...       20,916         20,916         20,916
                                      ---------
Total comprehensive income........    $ 230,164
                                      =========
Disposition of
  business -- pension.............                       1,320          1,320
Cash dividends and return of
  capital at $14.03 per share.....                                   (403,859)
Purchase of treasury stock........                                        (59)
Exercise of stock options.........                                     21,898
Deferred compensation.............                                        270
Vested restricted stock...........                                         --
Stock option modification.........                                      2,535
Stock option expense..............                                        711
Restricted stock expense..........                                      2,431
                                                      --------      ---------
BALANCE AT DECEMBER 31, 2007......                    $ 16,479      $ 102,057
                                                      ========      =========




          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                             2007        2006        2005
                                                          ---------   ---------   ---------
Cash flows from operating activities:
  Net income/(loss).....................................  $ 209,248   $ (30,100)  $(110,458)
  Adjustments to reconcile net loss to cash flows:
  Depreciation and amortization.........................     19,878      19,028      19,964
  Stock based compensation included in net income.......      3,142       1,281       1,936
  Write-off of debt origination fees....................        841         463          --
  Strategic alternative and restructuring charges.......     17,693          --          --
  Stock option modification.............................      2,535          --          --
  Deferred income tax provision.........................      4,209       1,486      14,815
  Allowance for doubtful accounts.......................         55          53          20
  Inventory reserve.....................................      2,709       2,548       3,157
  Loss on sale of assets................................        392         441         443
Changes in assets and liabilities:
  Trade receivables.....................................     (4,542)     (2,399)     (3,225)
  Inventories...........................................     (6,329)    (10,117)     (9,755)
  Prepaid expenses and other current assets.............      1,131      (6,452)      8,052
  Accounts payable and other current liabilities........    (17,919)     16,831       2,545
  Other non-current assets and liabilities..............        550      (2,433)    (19,274)
Discontinued operations:
  (Gain)/loss on sale of businesses.....................   (235,489)     23,244          --
  Changes in operating assets and liabilities...........     (5,428)     (5,398)      8,271
  Other non-cash charges................................      2,359      24,152      18,767
  Rutherford settlement, net of tax.....................      4,172          --          --
  Writedown of assets...................................         --       2,092     107,177
                                                          ---------   ---------   ---------
  Net cash (used) in/provided by operating activities...       (793)     34,720      42,435
                                                          ---------   ---------   ---------
Cash flows from investing activities:
  Capital expenditures..................................    (25,927)    (23,183)    (19,259)
  Other investing activities............................        887         233       2,834
Discontinued operations:
  Capital expenditures..................................       (530)    (15,975)    (21,048)
  Proceeds from sale of business........................    466,277          --          --
  Acquired in-process research and development..........         --      (1,392)         --
  Acquisition of businesses (net of cash acquired)......         --          --        (814)
  Divestiture of business, net of cash..................         --        (636)         --
  Other investing activities............................         11        (301)     (1,352)
                                                          ---------   ---------   ---------
  Net cash provided by/(used) in investing activities...    440,718     (41,254)    (39,639)
                                                          ---------   ---------   ---------
Cash flows from financing activities:
  Dividends and return of capital.......................   (402,389)     (3,210)     (3,176)
  Long-term debt activity (including current portion):
     Borrowings.........................................    151,500     225,069     212,027
     Repayments.........................................   (208,755)   (250,555)   (249,900)
  Proceeds from stock options exercised.................     21,898      21,310       3,906
  Other.................................................        (59)       (113)        (55)
Discontinued operations:
  Long-term debt activity (including current portion):
     Borrowings.........................................         --         258          92
     Repayments.........................................       (254)     (1,450)     (1,429)
                                                          ---------   ---------   ---------
  Net cash used in financing activities.................   (438,059)     (8,691)    (38,535)
                                                          ---------   ---------   ---------
Effect of exchange rate changes on cash.................      2,876       3,629      (9,770)
                                                          ---------   ---------   ---------
Net increase/(decrease) in cash and cash equivalents....      4,742     (11,596)    (45,509)
Cash and cash equivalents at beginning of year..........     33,746      45,342      90,851
                                                          ---------   ---------   ---------
Cash and cash equivalents at end of year................  $  38,488   $  33,746   $  45,342
                                                          =========   =========   =========
Supplemental disclosure:
  Interest paid, net of capitalized interest............  $   5,003   $  13,613   $  11,185
  Income taxes paid.....................................  $  17,869   $  16,690   $  12,181



          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(1) THE COMPANY

     Cambrex Corporation and Subsidiaries (the "Company" or "Cambrex") primarily provides products and services worldwide to pharmaceutical companies and generic drug companies. The Company is dedicated to providing essential products and services to accelerate drug discovery, development and manufacturing processes for human therapeutics. The Company's products consist of active pharmaceutical ingredients ("APIs") and pharmaceutical intermediates produced under Food and Drug Administration current Good Manufacturing Practices for use in the production of prescription and over-the-counter drug products and other fine custom chemicals derived from organic chemistry.

     In October 2006 the Company sold two businesses within the former Human Health segment for nominal consideration. As a result of this transaction, the Company reported a non-cash charge of $23,244 in the fourth quarter of 2006, and all periods presented reflect the results of these businesses as discontinued operations.

     In February 2007, the Company completed the sale of the businesses that comprised the Bioproducts and Biopharma segments (excluding certain liabilities) for total cash consideration of $463,914, including working capital adjustments. As a result of this transaction, the Company reported a gain of $235,489 in 2007, and all periods presented reflect the results of these businesses as discontinued operations. Refer to Note 18 for a complete discussion of discontinued operations.

     Interest expense is allocated to discontinued operations based upon net assets consistent with EITF 87-24 "Allocations of Interest on Discontinued Operations."

     Upon the completion of the sale of the businesses that comprised the Bioproducts and Biopharma segments, Cambrex's remaining business focuses on providing products and services to accelerate the development and commercialization of small molecule APIs, advanced intermediates and other products for branded and generic pharmaceuticals. Cambrex has three operating segments, which are manufacturing facilities, that have been aggregated as one reportable segment.

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

  Derivative Instruments

     Derivative financial instruments are used by the Company primarily for hedging purposes to mitigate a variety of working capital, investment and borrowing risks. The use and mix of hedging instruments can vary depending on business and economic conditions and management's risk assessments. The Company uses a variety of strategies, including foreign currency forward contracts and transaction hedging, to minimize or eliminate foreign currency exchange rate risk associated with foreign currency transactions. Gains and losses on these hedging transactions are generally recorded in earnings in the same period as they are realized, which is usually the same period as the settlement of the underlying transactions. The Company uses interest rate derivative instruments only as hedges or as an integral part of borrowing. As such, the differential to be paid or received in connection with these instruments is accrued and recognized in income as an adjustment to interest expense.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)


     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedging relationships. All cash flow hedges are linked to transactions and the Company assesses effectiveness at inception and on a quarterly basis. If it is determined that a derivative instrument is not highly effective or the transaction is no longer deemed probable of occurring, the Company discontinues hedge accounting and recognizes the ineffective portion in current period earnings.

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

Buildings and improvements...........  20 to 30 years, or term of lease if applicable
Machinery and equipment..............  7 to 15 years
Furniture and fixtures...............  5 to 7 years
Computer hardware and software.......  3 to 7 years


     Expenditures for additions, major renewals or betterments are capitalized and expenditures for maintenance and repairs are charged to income as incurred.

     When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operating expenses. Interest is capitalized in connection with the constructions and acquisition of assets that are capitalized over longer periods of time for larger amounts. The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset's estimated useful life. Total interest capitalized in connection with ongoing construction activities in 2007, 2006 and 2005 amounted to $1,123, $443 and $260, respectively.

  Impairment of Goodwill

     The Company reviews the carrying value of goodwill to determine whether impairment may exist on an annual basis or whenever it has reason to believe goodwill may not be recoverable. The annual impairment test of goodwill is performed during the fourth quarter of each fiscal year.

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

  Revenue Recognition

     Revenues are generally recognized when title to products and risk of loss are transferred to customers. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations.

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

     For contracts that contain milestone-based payments, the Company recognizes revenue using the proportional performance method based on the percentage of costs incurred relative to the total costs estimated to be incurred to complete the contract. Revenue recognition computed under this methodology is compared to the amount of non-refundable cash payments received or contractually receivable at the reporting date and the lesser of the two amounts is recognized as revenue at each reporting date. The proportional performance methodology applied by the Company for revenue recognition, utilizes an input based measure, specifically labor costs, because the Company believes the use of an input measure is a better surrogate of proportional performance than an output based measure, such as milestones.

     Amounts billed in advance are recorded as deferred revenue on the balance sheet. Since payments received are typically non-refundable, the termination of a contract by a customer prior to its completion could result in an immediate recognition of deferred revenue relating to payments already received not previously recognized as revenue.

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

  Income Taxes

     The Company and its eligible subsidiaries file a consolidated U.S. income tax return. Certain subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. income tax

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)


return. Cambrex has not provided U.S. federal income and withholding taxes on its undistributed earnings from non-U.S. operations as of December 31, 2007 because it intends to reinvest such earnings indefinitely outside of the United States. If Cambrex were to distribute these earnings, it is anticipated that foreign tax credits will be available under current law to significantly reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax related to these earnings is not practical. At December 31, 2007, the cumulative amount of unremitted earnings of non-U.S. subsidiaries was approximately $38,000.

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

  Foreign Currency

     The functional currency of the Company's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses relating to transactions of a long-term investment nature are accumulated in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the results of operations as a component of other revenues in the consolidated income statement. Foreign currency net transaction gains/(losses) were $260, ($1,042) and $1,128 in 2007, 2006 and 2005, respectively.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)


     Earnings per share calculations are as follows:

                                                       FOR THE YEARS ENDED,
                                                 -------------------------------
                                                   2007       2006        2005
                                                 --------   --------   ---------
Net income/(loss):
Loss from continuing operations................  $(13,511)  $ (8,166)  $  (9,756)
Income/(loss) from discontinued operations, net
  of tax.......................................   222,759    (21,706)   (100,702)
Cumulative effect of a change in accounting
  principle....................................        --       (228)         --
                                                 --------   --------   ---------
Net income/(loss)..............................  $209,248   $(30,100)  $(110,458)
                                                 ========   ========   =========
Weighted average shares outstanding:
Basic weighted average shares outstanding......    28,683     26,816      26,456
Effect of dilutive stock options*..............        --         --          --
                                                 --------   --------   ---------
Diluted weighted average shares outstanding....    28,683     26,816      26,456

Income/(loss) per share (basic):
Loss from continuing operations................  $  (0.47)  $  (0.30)  $   (0.37)
Income/(loss) from discontinued operations, net
  of tax.......................................  $   7.77   $  (0.81)  $   (3.81)
Cumulative effect of a change in accounting
  principle....................................  $     --   $  (0.01)  $      --
                                                 --------   --------   ---------
Net income/(loss)..............................  $   7.30   $  (1.12)  $   (4.18)
                                                 ========   ========   =========
Income/(loss) per share (diluted):
Loss from continuing operations................  $  (0.47)  $  (0.30)  $   (0.37)
Income/(loss) from discontinued operations, net
  of tax.......................................  $   7.77   $  (0.81)  $   (3.81)
Cumulative effect of a change in accounting
  principle....................................  $     --   $  (0.01)  $      --
                                                 --------   --------   ---------
Net income/(loss)..............................  $   7.30   $  (1.12)  $   (4.18)
                                                 ========   ========   =========



* For 2007, 2006 and 2005, the effect of stock options would be anti-dilutive and is therefore excluded.

     For the years ended December 31, 2007, 2006 and 2005, shares of 1,171,895, 2,157,470, and 3,317,847, respectively, were not included in the calculation of diluted shares outstanding because the effect would be anti-dilutive.

  Stock Based Compensation

     In accordance with FAS 123(R) "Share-Based Payment," beginning January 1, 2006, the Company began recognizing compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

     Prior to 2006, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost related to the stock option plans was reflected in net income in 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)


     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 "Accounting for Stock-Based Compensation" as amended by FAS 148, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2005
                                                               ------------
Net loss, as reported........................................    $(110,458)
Add: stock based compensation expense included in reported
  net loss...................................................        1,936
Deduct: stock-based compensation expenses determined using
  fair value method..........................................       21,504
                                                                 ---------
Pro forma net loss...........................................    $(130,026)
Loss per share:
  Basic -- as reported.......................................    $   (4.18)
  Basic -- pro forma.........................................    $   (4.91)
  Diluted -- as reported.....................................    $   (4.18)
  Diluted -- pro forma.......................................    $   (4.91)


     During 2005 all unvested options were fully vested by the Compensation Committee of the Board of Directors. Approximately 2,650,000 unvested options were vested resulting in the acceleration of pro forma compensation expense of $12,711 in 2005. The purpose of the accelerated vesting was to eliminate compensation expense in the income statement that the Company would otherwise have recorded with respect to these accelerated options subsequent to the January 1, 2006 effective date of FAS 123(R). Due to this acceleration of stock options, the pro forma disclosures are not likely to be representative of the effects on reported net income for future periods.

     The pro forma compensation expense for 2005 was calculated based on recognizing ratably over the vesting period the fair value of each option determined using the Black-Scholes option-pricing model.

  Marketable Securities

     The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. As of December 31, 2006 and 2005, all of the Company's marketable securities were classified as available-for-sale, and as a result, were reported at fair value. All such securities were sold in 2007. Unrealized gains and losses are reflected as a net amount under the caption of accumulated other comprehensive income/(loss) in stockholders' equity. Realized gains and losses are recorded in other expenses. For purposes of computing gains or losses, cost is identified on a specific identification basis. As of December 31, 2006 the fair value of marketable securities was $1,298 and the cost basis was $180. Unrealized gains of $1,330 and unrealized losses of $213 were recorded in accumulated other comprehensive income as of December 31, 2006.

  Comprehensive Income/(Loss)

     Included within accumulated other comprehensive income/(loss) for the Company are foreign currency translation adjustments, changes in the fair value related to derivative instruments classified as cash flow hedges, net of related tax benefit, unrealized gain on available for sales securities and changes in the pensions, net of tax. Total comprehensive income/(loss) for the years ended 2007 and 2006 is included in the Statements of Stockholders' Equity.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)


     The components of accumulated other comprehensive income/(loss) in stockholders' equity are as follows:

                                                            2007      2006
                                                          -------   --------
Foreign currency translation............................  $23,040   $  7,359
Unrealized (loss)/gain on hedging contracts, net of
  tax...................................................   (1,294)        88
Unrealized gain on available for sale securities........       --      1,117
Pensions, net of tax....................................   (5,267)   (14,321)
                                                          -------   --------
  Total.................................................  $16,479   $ (5,757)
                                                          =======   ========



(3) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  Fair Value Measurements

     In September 2006, the FASB issued FASB Statement No. 157 "Fair Value Measurements" ("FAS 157"). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Relative to FAS 157, the FASB issued FASB Staff Positions ("FSP") 157-2, which defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of this statement.

  Accounting for Uncertainty in Income Taxes

     The Company adopted FIN 48 effective January 1, 2007. This interpretation clarified the accounting for uncertainty in income tax positions and required the Company to recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The effect of adopting this interpretation was not material. Refer to Note 8 for further discussion.

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

  Employers' Accounting for Defined Benefit Pension and Other Postretirement
  Plans

     In September 2006, the FASB issued FASB Statement No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("FAS 158") which is effective for fiscal years ending after December 15, 2006. FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement does not impact the amounts recognized in the income statement. Based on

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(3) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)


the Company's funded status of plan obligations disclosed in Note 14, the impact of adopting FAS 158 was a reduction to accumulated other comprehensive income of $7,464 ($7,088 net of tax) in 2006, with no impact to the Company's consolidated statements of operations or cash flows. There was not any affect on the Company's financing agreements as none of the current debt covenants were impacted.

     FAS 158 will also require an employer to measure the funded status of a plan as of the date of the fiscal year end balance sheet. The Company's pension plans and post retirement benefits plan currently have a September 30 measurement date. This measurement requirement is effective for fiscal years ending after December 15, 2008. The effect of adopting this pronouncement will not have a material impact on the Company's financial position or results of operations.

  Fair Value Option for Financial Assets and Financial Liabilities

     In February 2007, the FASB issued FASB Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115" ("FAS 159"). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. FAS 159 is effective at the beginning of the Company's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact of this statement.

  Amendment of FAS 141

     On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), "Business Combinations" ("FAS 141R"). Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. FAS 141R will change the accounting treatment for certain specific items, including:

     - acquisition costs will be generally expensed as incurred;

     - noncontrolling interests will be valued at fair value at the acquisition date;

     - acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

     - in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts;

     - restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

     - changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

     FAS 141R also includes a substantial number of new disclosure requirements. FAS 141R applies prospectively to business combinations (except for income taxes which applies to prior as well as future acquisitions) for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will adopt this statement on January 1, 2009. The Company is currently assessing the impact of this statement.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(4) GOODWILL

     The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

Balance as of January 1, 2006.............................  $29,937
Translation effect........................................    2,636
                                                            -------
Balance as of December 31, 2006...........................  $32,573
                                                            -------
Translation effect........................................    2,979
                                                            -------
Balance as of December 31, 2007...........................  $35,552
                                                            =======





(5) NET INVENTORIES

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

     Net inventories consist of the following:

                                                        DECEMBER 31,
                                                     -----------------
                                                       2007      2006
                                                     -------   -------
Finished goods.....................................  $25,646   $23,792
Work in process....................................   21,301    15,540
Raw materials......................................   11,058    11,696
Supplies...........................................    3,435     2,865
                                                     -------   -------
  Total............................................  $61,440   $53,893
                                                     =======   =======





(6) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                       DECEMBER 31,
                                                  ---------------------
                                                     2007        2006
                                                  ---------   ---------
Land............................................  $   3,451   $   3,230
Buildings and improvements......................     77,459      72,478
Machinery and equipment.........................    287,602     260,230
Furniture and fixtures..........................      1,729       1,617
Construction in progress........................     45,129      25,922
                                                  ---------   ---------
     Total......................................    415,370     363,477
Accumulated depreciation........................   (249,713)   (221,614)
                                                  ---------   ---------
  Net...........................................  $ 165,657   $ 141,863
                                                  =========   =========



     Depreciation expense was $19,799, $18,989 and $19,925 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company made significant Capital improvements to two facilities. Total Capital expenditures in 2007 was $33,600 which includes $7,673 that was not paid as of December 31, 2007.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(7) ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

     The components of accrued expenses and other current liabilities are as follows:

                                                        DECEMBER 31,
                                                     -----------------
                                                       2007      2006
                                                     -------   -------
Salaries and employee benefits payable.............  $18,035   $16,694
Legal services.....................................    4,741     5,094
Deferred revenue...................................    5,190     4,288
Restructuring and strategic alternatives...........   18,414        --
Rutherford settlement..............................    4,421        --
Deferred tax liabilities...........................    4,971       519
Taxes payable......................................    3,444     6,694
Other..............................................   10,486    11,812
                                                     -------   -------
  Total............................................  $69,702   $45,101
                                                     =======   =======





(8) INCOME TAXES

     (Loss)/Income before income taxes consist of the following:

                                                     DECEMBER 31,
                                            ------------------------------
                                              2007       2006       2005
                                            --------   --------   --------
Domestic..................................  $(48,634)  $(32,954)  $(16,916)
International.............................    41,411     39,301     32,482
                                            --------   --------   --------
  Total...................................  $ (7,223)  $  6,347   $ 15,566
                                            ========   ========   ========



     The provision for income taxes consist of the following provisions/(benefits):

                                                      DECEMBER 31,
                                              ---------------------------
                                                2007      2006      2005
                                              -------   -------   -------
Current:
  Federal...................................  $(8,317)  $   680   $    --
  State.....................................      380      (614)        8
  International.............................   10,016    12,961    10,499
                                              -------   -------   -------
                                              $ 2,079   $13,027   $10,507
                                              =======   =======   =======
Deferred:
  Federal...................................  $   172   $   337   $17,238
  State.....................................       --        --       111
  International.............................    4,037     1,149    (2,534)
                                              -------   -------   -------
                                                4,209     1,486    14,815
                                              -------   -------   -------
     Total..................................  $ 6,288   $14,513   $25,322
                                              =======   =======   =======


                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(8) INCOME TAXES -- (CONTINUED)


     The provision for income taxes differs from the statutory federal income tax rate of 35% for 2007, 2006 and 2005 as follows:

                                                      DECEMBER 31,
                                              ---------------------------
                                                2007      2006      2005
                                              -------   -------   -------
Income tax (benefit)/provision at U.S
  federal statutory rate....................  $(2,528)  $ 2,220   $ 5,447
State and local taxes, net of federal income
  tax benefits..............................       73         7       115
Effect of foreign income taxed at rates
  other than the U.S. federal statutory
  rate......................................      (27)   (1,082)   (3,318)
Permanent items (primarily compensation)....    9,225        --        --
Net change in valuation allowance...........    7,816    11,804     7,946
GAAP benefit in continuing operations.......   (7,915)       --        --
Indefinite-lived intangibles................      172       337    16,926
Adjustments for prior years' taxes..........     (536)    1,393    (2,960)
Other.......................................        8      (166)    1,166
                                              -------   -------   -------
  Total.....................................  $ 6,288   $14,513   $25,322
                                              =======   =======   =======



     The components of deferred tax assets and liabilities as of December 31, 2007 and 2006 relate to temporary differences and carryforwards as follows:

                                                        DECEMBER 31,
                                                     -----------------
                                                       2007      2006
                                                     -------   -------
Current deferred tax assets:
  Inventory........................................  $   507   $   985
  Receivables......................................      145       133
  Legal and related reserves.......................    4,959     5,493
  Disposition reserve..............................    1,860        --
  Other............................................    3,755     3,771
                                                     -------   -------
  Current deferred tax assets......................   11,226    10,382
  Valuation allowances.............................   (6,026)   (9,569)
                                                     -------   -------
     Total current deferred tax assets.............  $ 5,200   $   813
                                                     =======   =======
Current deferred tax liabilities:
  Unremitted foreign earnings......................  $ 4,618   $    --
  Other............................................      353       519
                                                     -------   -------
     Total current deferred tax liabilities........  $ 4,971   $   519
                                                     =======   =======


                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(8) INCOME TAXES -- (CONTINUED)



                                                        DECEMBER 31,
                                                    -------------------
                                                      2007       2006
                                                    --------   --------
Non-current deferred tax assets:
  Foreign tax credits carryforwards...............  $ 44,270   $ 39,957
  Environmental...................................     1,921      1,305
  Contribution carryforwards......................        --         21
  Net operating loss carryforwards (domestic).....        --     23,773
  Net operating loss carryforwards (foreign)......     1,858      3,258
  Employee benefits...............................     7,412      7,678
  Impairment of investment in securities..........        --      2,360
  Research & experimentation tax credits
     carryforwards................................     1,237        565
  Alternative minimum tax credits carryforwards...     4,054      3,634
  Fixed assets....................................     1,088      3,546
  Intangibles.....................................        16        274
  Other...........................................     1,163      3,446
                                                    --------   --------
  Non-current deferred tax assets.................    63,019     89,817
  Valuation allowances*...........................   (58,816)   (81,834)
                                                    --------   --------
     Total non-current deferred tax assets........  $  4,203   $  7,983

Non-current deferred tax liabilities:
  Fixed assets....................................  $  6,978   $  5,073
  Intangibles.....................................     6,348      6,626
  Indefinite-lived intangibles....................     1,531      1,360
  Foreign tax allocation reserve..................     8,061      8,152
  Other...........................................       371        981
                                                    --------   --------
     Total non-current deferred tax liabilities...  $ 23,289   $ 22,192
                                                    ========   ========
     Total net non-current deferred tax
       liabilities................................  $ 19,086   $ 14,209
                                                    ========   ========



* In addition to the effect of the domestic and foreign valuation allowances reflected in the current effective tax rate, the valuation allowance has changed due to discontinued operations, agreed tax audit adjustments for prior year deferred tax amounts and currency translation adjustments.

     The Company establishes a valuation allowance against deferred tax assets when it is more likely than not that the Company will be unable to realize those deferred tax assets in the future. Based on the Company's current and past performance, cumulative losses in recent years resulting from domestic operations, the market environment in which the Company operates, and the utilization of past tax attributes, the Company has established a valuation allowance of $63,894 against a portion of its domestic deferred tax assets. However, the Company has not recorded a valuation allowance against domestic tax assets which are offset by domestic deferred tax liabilities that are expected to reverse in the future. With respect to the Company's foreign deferred tax assets, the Company has recorded a valuation allowance of $948 as of December 31, 2007.

     The Company expects to maintain a full valuation allowance against its net domestic deferred tax assets (primarily foreign tax credits), subject to the consideration of all prudent and feasible tax planning strategies, until such time as the Company attains an appropriate level of future domestic profitability and the Company is able to

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(8) INCOME TAXES -- (CONTINUED)


conclude that it is more likely than not that its domestic deferred tax assets are realizable. The change in the domestic valuation allowance for the years ended December 31, 2007 and 2006 was $26,506 and $8,236 respectively. The change in the foreign valuation allowance for the years ended December 31, 2007 and 2006 was $55 and $214, respectively.

     Under the tax laws of the various jurisdictions in which the Company operates, net operating losses ("NOLs") may be carried forward or back, subject to statutory limitations, to reduce taxable income in future or prior years. The domestic NOLs have been fully utilized in 2007 as a result of the sale of the businesses that comprised the Bioproducts and Biopharma segments and the foreign NOLs total approximately $6,301. NOLs in foreign jurisdictions will carryforward indefinitely.

     As of December 31, 2007, $44,270 of foreign tax credits, $1,237 of research & experimentation tax credits and $4,054 of alternative minimum tax credits were available as credits against future U.S. income taxes. Under the U.S. Internal Revenue Code, these will expire in 2014 through 2017, and 2020 through 2027, respectively. The alternative minimum tax credit carryforwards have no expiration date. All domestic credits are offset by a full valuation allowance.

     The Company has not provided U.S. federal income and withholding taxes on its undistributed earnings from non-U.S. operations as of December 31, 2007 because it intends to reinvest such earnings indefinitely outside of the United States. Determination of the amount of unrecognized deferred tax related to these earnings is not practical. The Company will, however, repatriate approximately $16,000 of cash resulting from the sale of its Bioproducts non-U.S. businesses. The Company has provided for the tax effect of this in its 2007 tax provision.

     As described in Note 3, the Company adopted the provisions of FIN 48 as of January 1, 2007. As of that date the Company had approximately $5,522 of unrecognized tax benefits. During 2007, the Company increased its unrecognized tax benefits by $128 for current year positions which is offset by a decrease in unrecognized tax benefits of $486, mainly for prior year expiration of statute of limitation periods. The total balance of unrecognized benefits at December 31, 2007 of $5,116, if recognized, would affect the effective tax rate. However, of this total, $2,600 related to U.S. tax attributes may be subject to an application of a valuation allowance which would offset the positive effect associated with the recognition of such benefits.

     In the next twelve months the Company may decrease its reserve for unrecognized tax benefits for intercompany transactions by approximately $500 mainly due to the expiration of a statute of limitation period. Additionally, it may decrease this reserve by approximately $937 due to a potential favorable court decision regarding taxability of dividends and statute expiration and by approximately $100 for resolution of certain state matters. With the exception of the resolution of certain state matters these items would impact the income tax provision.

     The following table summarizes the activity related to the Company's unrecognized tax benefits:

Balance at January 1, 2007......................................  $5,522
Gross increases related to current period tax positions.........     128
Gross decreases related to prior period tax positions...........    (109)
Expiration for statute of limitations for the assessment of
  taxes.........................................................    (377)
Foreign currency translation....................................     (48)
                                                                  ------
Balance at December 31, 2007....................................  $5,116
                                                                  ======



     Gross interest and penalties of $420 related to the above unrecognized tax benefits are not reflected in the table above. Consistent with prior periods, the Company recognizes interest and penalties within its income tax provision.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(8) INCOME TAXES -- (CONTINUED)


     The Company has recently finalized the IRS examination for the periods 2001-2003. Although not currently under examination by the IRS, the Company is subject to examination for the years 2004 through 2007. It is also subject to exams in foreign jurisdictions for 2003 and 2005 forward for its significant non-U.S. jurisdictions.

     The Company is also subject to audit in various states for various years in which it has filed income tax returns. Recently finalized state audits have not resulted in material adjustments. Open years for the majority of states where the Company files are for 2004 and forward.

(9) LONG-TERM DEBT

     In February 2007, proceeds from the sale of the businesses that comprised the Bioproducts and Biopharma segments, as discussed in Note 18, were used to repay all outstanding debt under a prior credit facility. Due to this repayment, $841 was recorded in interest expense in 2007 related to the acceleration of unamortized origination fees.

     In April 2007, the Company entered into a $200,000 five-year Syndicated Senior Revolving Credit Facility which expires in April 2012.

     The Company pays interest on this credit facility at LIBOR plus 1.25% - 2.00% based upon certain measurements of the Company's financial performance. The credit facility also includes financial covenants regarding interest coverage and leverage ratios. The Company was in compliance with all financial covenants at December 31, 2007.

     The 5-Year Agreement is collateralized by dividend and distribution rights associated with a pledge of a portion of stock that the Company owns in a foreign holding company. This foreign holding company owns a majority of the Company's non-U.S. operating subsidiaries.

     As of December 31, 2007 there was $101,600 outstanding and $98,400 undrawn under the 5-Year Agreement. The full amount of the undrawn balance is available to be borrowed as of December 31, 2007.

     The 2007 and 2006 weighted average interest rate for long-term bank debt was 6.9% and 5.8%, respectively.

     The balance of $101,600 outstanding as of December 31, 2007 matures in 2012.

(10) DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to reduce exposures to market risks resulting from fluctuations in interest rates and foreign exchange rates. The Company is exposed to credit loss in the event of nonperformance by the counter parties to the contracts. However, the Company does not anticipate non-performance by the counterparties.

     The Company's policy is to enter into forward exchange contracts or currency options to hedge foreign currency transactions. This hedging strategy mitigates the impact of short-term foreign exchange rate movements on the Company's operating results primarily in Sweden and Italy. The Company's primary market risk relates to exposures to foreign currency exchange rate fluctuations on transactions entered into by these international operations that are denominated primarily in U.S. dollars, Swedish krona, and Euros. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations.

     The Company's forward exchange contracts substantially offset gains and losses on the transactions being hedged. The forward exchange contracts have varying maturities with none exceeding twelve months. The Company makes net settlements for forward exchange contracts at maturity, based upon negotiated rates at inception of the contracts. The Company also enters into interest rate swap agreements to reduce the impact of

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(10) DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)


changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts.

     All forward and swap contracts outstanding at December 31, 2007 have been designated as cash flow hedges and, accordingly, changes in the fair value of derivatives are recorded each period in accumulated other comprehensive income. Changes in the fair value of the derivative instruments reported in accumulated other comprehensive income will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company's financial results. The unrealized net loss recorded in accumulated other comprehensive income at December 31, 2007 was $352 and $1,124 for forwards and swaps, respectively. These amounts will be reclassified into earnings as the underlying forecasted transactions occur. The net gain recognized in earnings related to foreign currency forward contracts during the twelve months ended December 31, 2007 was $526.

  Interest Rate Swap Agreements

     The notional amounts provide an indication of the extent of the Company's involvement in such agreements but do not represent its exposure to market risk. The following table shows the notional amounts outstanding, maturity dates, and the weighted average receive and pay rates of interest rate swap agreements as of December 31, 2007.

                                                                  WEIGHTED AVG.
                                                                       RATE
NOTIONAL                                              MATURITY   ---------------
AMOUNTS                                                 DATE      PAY    RECEIVE
--------                                              --------   -----   -------
$20,000.............................................    2010     4.48%   4.85%
$20,000.............................................    2010     4.49%   4.85%
$20,000.............................................    2010     4.46%   4.85%


     Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions. The fair value of these agreements was based on quoted market prices and was in a loss position of $1,124 at December 31, 2007.

  Foreign Exchange Instruments

     The table below reflects the notional and fair value amounts of foreign exchange contracts at December 31, 2007 and 2006:

                                                      2007               2006
                                                ----------------   ----------------
                                                NOTIONAL    FAIR   NOTIONAL    FAIR
                                                 AMOUNTS   VALUE    AMOUNTS   VALUE
                                                --------   -----   --------   -----
Forward exchange contracts....................   $22,078    $(74)   $14,255    $292


     The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for short-term and long-term debt approximates fair value because all of this underlying debt is at variable rates.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(11) STRATEGIC ALTERNATIVE AND RESTRUCTURING CHARGES

  Strategic Alternative Costs

     Strategic alternative costs include costs that the Company has incurred related to the decision to sell the businesses that comprised the Bioproducts and Biopharma segments in February 2007 and costs associated with the exit of a product line that manufactures a feed additive. These costs are not considered part of the restructuring program or a part of discontinued operations under current accounting guidance.

     As a result of the sale of the Bioproducts and Biopharma segments, certain benefits became payable under change of control agreements between the Company and four of its current or former executives. These costs totaled $20,025 in 2007. Also included in strategic alternative costs are retention bonuses of $6,780; this includes amounts paid to certain current employees for continued employment, generally through September 30, 2007 and December 31, 2007, costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the divestiture of $2,854 and external advisor costs of $456. The Company may recognize additional expense in future quarters as the potential for changes in estimates exists. Substantially all of these charges have been or will be paid in cash. The exact timing of the payments is uncertain at this time but the majority is expected to be in 2008.

     During the fourth quarter of 2007 the Company committed to a plan to exit a product line that produces a feed additive. The equipment used in producing this product will be dismantled and disposed of upon completion of production. Production will continue through the third quarter of 2008. In accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"), the Company now has the information needed to estimate a range of potential settlement dates and the potential methods of settlement for the dismantling and disposal of this equipment. Upon adopting FIN 47 in the fourth quarter of 2005, the Company did not have the information needed to estimate the fair market value of the asset retirement obligation and as such did not record a liability. During the fourth quarter of 2007, the Company recorded $1,012 for the asset retirement obligation. This charge is recorded as strategic alternative costs in the income statement.

     Total strategic alternative costs for 2007 were $31,127. Strategic alternative costs for 2006 totaled $2,958 consisting of external advisor costs related to divestitures.

  Corporate Office Restructuring

     The Company announced plans to eliminate approximately 30 employee positions at the corporate office upon completion of the sale of the businesses that comprised the Bioproducts and Biopharma segments in February 2007. This plan included certain one-time benefits for employees terminated and is substantially completed as of December 31, 2007. For 2007, the Company recognized expense of $4,014, consisting of $3,787 which will be paid in cash and $227 for stock based compensation and other professional fees. The Company expects the total charge for the program to be approximately $4,100, substantially all of which will be paid in cash. The Company anticipates annual cost savings related to the elimination of all these positions to be approximately $5,200.

     The following table reflects the activity related to the severance reserve through December 31, 2007:

                                                           2007 ACTIVITY
                                         JANUARY 1,     ------------------     DECEMBER 31,
                                            2007                    CASH           2007
                                      RESERVE BALANCE   EXPENSE   PAYMENTS   RESERVE BALANCE
                                      ---------------   -------   --------   ---------------
Employee termination costs..........        $--          $3,787    $(2,975)        $812
                                            ---          ------    -------         ----
                                            $--          $3,787    $(2,975)        $812
                                            ===          ======    =======         ====


                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(11) STRATEGIC ALTERNATIVE AND RESTRUCTURING CHARGES -- (CONTINUED)


  Consolidation of Domestic Research and Development Activities

     In November 2007, the Company announced that it will consolidate its United States research and development activities and small scale API production with its facility in Charles City, Iowa. As a result of the consolidation, the Company's New Jersey R&D facility was substantially closed as of December 31, 2007. Due to the closure eighteen employee positions are planned to be eliminated of which thirteen were eliminated as of December 31, 2007.

     The Company recognized restructuring expenses in 2007 of $2,059, of which approximately $1,354 will be in cash. The charge of $2,059 consists of the present value of the remaining lease payments under the Company's current operating lease at the New Jersey R&D facility (reduced by estimated sublease rentals) of $998, leasehold improvement write-offs of $705 and employee retention and severance of $356. Costs related to this plan are recorded as restructuring expenses on the income statement. The operating lease expires in December 2010. In accordance with accounting guidance, the severance and retention charges are being recognized ratably over the remaining service period. An additional charge of $115 will occur in 2008 related to severance. Lease payments are approximately $1,400 per year. As a result of closing this facility, cost savings going forward amounts to approximately $2,100 per year related to personnel costs which will be offset by continued lease expense.

     The following table reflects the activity related to the restructuring reserve through December 31, 2007:

                                                           2007 ACTIVITY
                                         JANUARY 1,     ------------------     DECEMBER 31,
                                            2007                    CASH           2007
                                      RESERVE BALANCE   EXPENSE   PAYMENTS   RESERVE BALANCE
                                      ---------------   -------   --------   ---------------
Employee termination costs..........        $--          $  356      $--          $  356
Present value of lease payments.....         --             998       --             998
                                            ---          ------      ---          ------
                                            $--          $1,354      $--          $1,354
                                            ===          ======      ===          ======



(12) STOCKHOLDERS' EQUITY

     The Company has two classes of common shares which are Common Stock and Nonvoting Common Stock. Authorized shares of Common Stock were 100,000,000 at December 31, 2007 and 2006. Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 2007 and 2006. Nonvoting Common Stock with a par value of $.10 has equal rights with Common Stock, with the exception of voting power. Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock. As of December 31, 2007 and 2006, no shares of Nonvoting Common Stock were outstanding. The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 2007 and 2006, there was no preferred stock outstanding.

     On May 3, 2007, the Company paid a special dividend of $14.00 per share to its shareholders resulting in a reduction in stockholders' equity of $403,026. The effect on stockholders' equity was a reduction to retained earnings of $233,244, representing total accumulated earnings as of the date of declaration, with the remainder representing a return of capital of $169,782. As of December 31, 2007, cash disbursements were $401,556 and $1,470 was accrued related to dividends on unvested restricted stock. The Company also announced that it will no longer pay a quarterly dividend.

     The Company held treasury stock of 2,385,066 and 2,446,097 shares at December 31, 2007 and 2006, respectively, which are primarily used for issuance to employee benefit plans.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(12) STOCKHOLDERS' EQUITY -- (CONTINUED)


     At December 31, 2007 there were 478,300 authorized shares of Common Stock reserved for issuance for stock option plans.

(13) STOCK BASED COMPENSATION

     Beginning January 1, 2006, the Company began recognizing compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for the stock options granted to employees for the years ended December 31, 2007, 2006 and 2005 were $5.44, $8.00 and $8.56, respectively.

     The following assumptions were used in determining the fair value of stock options for grants issued in 2007, 2006 and 2005:

                                           2007                2006              2005
                                    -----------------   -----------------   -------------
Expected volatility...............   34.38% - 36.90%     36.49% - 38.28%        41.20%
Average dividend yield............        0.00%           0.55% - 0.56%         0.57%
Expected term.....................  3.75 - 4.75 years   3.75 - 4.75 years    6 - 7 years
Risk-free interst rate............    4.30% - 4.85%       4.42% - 4.96%     2.75% - 4.47%


     The Company's stock options are not publicly traded; therefore, expected volatilities are based on historical volatility of the Company's stock. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period approximates the option's expected term. The expected term was utilized based on the "simplified" method for determining the expected term of stock options in Staff Accounting Bulletin No. 107, "Share-Based Payment." Assumptions used in estimating the fair value of stock options granted for the year ended December 31, 2007 and 2006 are consistent with the assumptions used prior to the adoption of FAS 123(R) with the exception of the expected life. As a result of using the "simplified" method, the expected life was shortened by 1.25 years.

     FAS 123(R) requires companies to estimate the expected forfeitures for all unvested awards and record compensation costs only for those awards that are expected to vest. As of December 31, 2007, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $968. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 3.2 years.

     For 2007 and 2006, the Company recorded $379 and $383, respectively, in selling, general and administrative expenses for stock options. In addition, the Company recorded $282 and $50 in strategic alternative costs and restructuring expenses, respectively, for stock options related to the change in control agreements and the reduction in workforce in 2007.

     In addition, for 2007 the Company recorded $2,535 in strategic alternative costs for expenses associated with a stock option modification due to the special dividend paid on May 3, 2007. The modification reduced the exercise price of all stock options outstanding as of the dividend payment date by $14.00 per share, the amount of the special dividend. As of December 31, 2007, the total compensation cost related to unvested stock option awards that were modified but not yet recognized was $297. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.6 years.

     For the years ended December 31, 2007, 2006, and 2005, the Company recorded $705, $898, and $881, respectively, in selling, general and administrative expenses for restricted stock. In addition, the Company recorded $1,554 and $172 in strategic alternative costs and restructuring expenses, respectively, in 2007 for restricted stock and the Company recorded $2,214 in compensation expense in 2005 for restricted stock in accordance with the

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(13) STOCK BASED COMPENSATION -- (CONTINUED)


former CEO's sign-on agreement. As of December 31, 2007 the total compensation cost related to unvested restricted stock granted but not yet recognized was $1,541. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.8 years.

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

     At December 31, 2005, the Company had outstanding 150,000 fully-vested cash-settled incentive SARs at a price of $19.30. These SARs were classified as liability awards and, as such, were recorded at fair value until the rights were exercised during the fourth quarter of 2006. As of December 31, 2007, the Company did not have any SARs outstanding. For the year ended December 31, 2006 the Company recorded $269 in compensation expense. For the years ended December 31, 2005 the Company recorded the SAR's at intrinsic value, which resulted in a $1,170 reversal of compensation expense in 2005. Under FAS 123(R), the Company was required to measure the SARs at fair market value. Prior to adopting FAS 123(R), the SARs were measured at the intrinsic value. The Company also recorded $228 in compensation expense as a cumulative effect of a change in accounting principle in accordance with FAS 123(R) in 2006.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(13) STOCK BASED COMPENSATION -- (CONTINUED)


     The following table is a summary of the Company's stock option activity issued to employees and related information:

                                                                 WEIGHTED AVERAGE
                                                              ----------------------
                                                  NUMBER OF   EXERCISE     OPTIONS
                                                   SHARES       PRICE    EXERCISABLE
                                                 ----------   --------   -----------
Outstanding at December 31, 2004...............   3,949,857    $27.07     1,787,967
                                                 ----------
  Granted......................................     653,033     20.07
  Exercised....................................    (292,538)    13.32
  Forfeited or expired.........................    (296,705)    31.45
                                                 ----------
Outstanding at December 31, 2005...............   4,013,647     26.60     4,013,647
                                                 ----------
  Granted......................................     249,367     21.39
  Exercised....................................  (1,069,876)    19.91
  Forfeited or expired.........................    (438,245)    28.11
                                                 ----------
Outstanding at December 31, 2006...............   2,754,893     28.48     2,517,941
                                                 ----------
  Granted......................................     152,675     14.99
  Exercised....................................  (1,202,752)    18.21
  Forfeited or expired.........................    (233,059)    22.52
                                                 ----------
Outstanding at December 31, 2007...............   1,471,757     20.15
                                                 ==========
Exercisable at December 31, 2007...............                $21.37     1,293,108


     On May 3, 2007, the Company paid a special dividend of $14.00 per share. As a result, the market price of the stock declined by approximately $14.00 per share from the prior day's close and therefore, all outstanding options were modified to reduce the exercise price by $14.00 per share.

     The aggregate intrinsic value for all stock options exercised for the years ended December 31, 2007, 2006 and 2005 were $2,866, $2,684 and $1,701, respectively. The aggregate intrinsic value for all stock options outstanding as of December 31, 2007 was $270. The aggregate intrinsic value for all stock options exercisable as of December 31, 2007 was $204.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(13) STOCK BASED COMPENSATION -- (CONTINUED)


     A summary of the Company's nonvested stock options and restricted stock as of December 31, 2007 and changes during the years ended December 31, 2007 and 2006, are presented below:

                                            NONVESTED STOCK OPTIONS      NONVESTED RESTRICTED STOCK
                                          ---------------------------   ---------------------------
                                                         WEIGHTED-                     WEIGHTED-
                                          NUMBER OF    AVERAGE GRANT-   NUMBER OF    AVERAGE GRANT-
                                            SHARES    DATE FAIR VALUE     SHARES    DATE FAIR VALUE
                                          ---------   ---------------   ---------   ---------------
Nonvested at January 1, 2006............         --        $   --          69,756        $24.30
Granted.................................    249,367        $21.39         153,838        $21.52
Vested during period....................         --        $   --         (30,306)       $24.64
Forfeited...............................    (12,415)       $21.39         (27,420)       $22.11
                                           --------                      --------
Nonvested at December 31, 2006..........    236,952        $21.39         165,868        $22.02
                                           --------                      --------
Granted.................................    152,675        $14.99         125,489        $17.09
Vested during period....................   (137,145)       $16.57        (123,494)       $21.55
Forfeited...............................    (73,833)       $19.79         (33,962)       $20.91
                                           --------                      --------
Nonvested at December 31, 2007..........    178,649        $11.34         133,901        $18.11
                                           ========                      ========



(14) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

  Domestic Pension Plans

     The Company maintains two U.S. defined-benefit pension plans. Benefits for the salaried and certain hourly employees are based on salary and years of service, while those for employees covered by a collective bargaining agreement are based on negotiated benefits and years of service. The Company's policy is to fund pension costs currently to the full extent required by the Internal Revenue Code. Pension plan assets consist primarily of balanced fund investments.

     The net periodic pension expense for 2007, 2006 and 2005 is based on a twelve month period and on valuations of the plans as of January 1. However, the reconciliation of funded status is determined as of the September 30 measurement date.

     The funded status of these plans, incorporating fourth quarter contributions, as of September 30, 2007 and 2006 is as follows:

                                                            2007      2006
                                                          -------   -------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at October 1.......................  $61,517   $58,451
  Service cost..........................................    1,000     2,571
  Interest cost.........................................    3,597     3,448
  Actuarial gain........................................   (2,203)     (562)
  Benefits paid.........................................   (2,433)   (2,391)
  Plan amendments.......................................    2,102        --
  Curtailments..........................................   (6,129)       --
                                                          -------   -------
  Benefit obligation at September 30....................  $57,451   $61,517
                                                          =======   =======


                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(14) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)



                                                            2007      2006
                                                          -------   --------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at October 1................  $42,761   $ 38,437
  Actual return on plan assets..........................    4,966      3,381
  Contributions.........................................    4,691      3,334
  Benefits paid.........................................   (2,433)    (2,391)
                                                          -------   --------
  Fair value of plan assets at September 30.............  $49,985   $ 42,761
                                                          -------   --------
  Funded status.........................................   (7,466)   (18,756)
  Fourth quarter contributions..........................       --        902
                                                          -------   --------
  Accrued benefit cost at December 31,..................  $(7,466)  $(17,854)
                                                          =======   ========



     The amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2007 and 2006 consist of the following:

                                                            2007      2006
                                                           ------   -------
Actuarial loss...........................................  $3,148   $12,922
Prior service cost.......................................   1,912       430
                                                           ------   -------
                                                           $5,060   $13,352
                                                           ======   =======



     The components of net periodic pension cost are as follows:

                                                      2007      2006      2005
                                                    -------   -------   -------
COMPONENTS OF NET PERIODIC PENSION COST
  Service cost....................................  $ 1,000   $ 2,571   $ 2,751
  Interest cost...................................    3,597     3,448     3,166
  Expected return on plan assets..................   (3,733)   (3,041)   (2,939)
  Amortization of prior service cost..............      206        46        46
  Recognized actuarial loss.......................      209       448       466
  Curtailments....................................      414        --        --
                                                    -------   -------   -------
  Net periodic benefit cost.......................  $ 1,693   $ 3,472   $ 3,490
                                                    =======   =======   =======



     The sale of the businesses that comprised the Bioproducts and Biopharma segments in February 2007 required the Company to recognize a curtailment charge of $337 for the pension plans in 2007 which is recorded in discontinued operations. In April 2007, the Board of Directors of the Company approved the suspension of the domestic pension plans effective August 31, 2007. As a result, the Company was required to recognize a curtailment charge of $77 for the pension plan in 2007.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(14) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)


     The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic cost in 2008 are as follows:

                                                                   PENSION
                                                                  BENEFITS
                                                                  --------
Actuarial loss..................................................    $ 96
Prior service cost..............................................     436
                                                                    ----
  Total.........................................................    $532
                                                                    ====



     Major assumptions used in determining the benefit obligation and net cost for the Company's domestic pension plans are presented in the following table:

                                             BENEFIT
                                            OBLIGATION           NET COST
                                          -------------   ---------------------
                                           2007    2006    2007    2006    2005
                                          -----   -----   -----   -----   -----
Discount rate...........................  6.25%   6.00%   6.00%   5.75%   5.75%
Expected return on plan assets..........    N/A     N/A   8.00%   8.00%   8.50%
Rate of compensation increase...........  5.00%   5.00%   5.00%   5.00%   5.00%


     In making its assumption for the long-term rate of return on plan assets, the Company has utilized historical rates earned on securities allocated consistently with its investments. The discount rate was selected by projecting cash flows associated with plan obligations, which were matched to a yield curve of high quality corporate bonds. The Company then selected the single rate that produced the same present value as if each cash flow were discounted by the corresponding spot rate on the yield curve.

     The aggregate Accumulated Benefit Obligation ("ABO") of $57,451 exceeds plan assets by $7,466 as of September 30, 2007 for all domestic plans.

     The Company expects to contribute approximately $5,751 in cash to its two U.S. defined-benefit pension plans in 2008.

  Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

PENSION BENEFITS
----------------
2008...........................................................  $ 2,495
2009...........................................................  $ 2,614
2010...........................................................  $ 2,745
2011...........................................................  $ 2,901
2012...........................................................  $ 3,075
2013-2017......................................................  $18,560


     The investment objective for plan assets is to achieve long-term growth of capital with exposure to risk set at an appropriate level. The Company invests in a diversified asset mix consisting of equities (domestic and international) and taxable fixed income securities. Assets are managed to obtain the highest total rate of return in keeping with a moderate level of risk.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(14) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)


     The allocation of pension plan assets is as follows:

                                                                                 PERCENTAGE OF
                                                                                  PLAN ASSETS
                                                                     TARGET     ---------------
ASSET CATEGORY:                                                    ALLOCATION    2007     2006
---------------                                                    ----------   ------   ------
U.S. equities....................................................    30%-70%     42.2%    45.8%
International equities...........................................     0%-20%     15.4%    11.7%
U.S. fixed income................................................    20%-60%     34.5%    35.6%
Cash.............................................................        N/A      7.9%     6.9%
                                                                                ------   ------
                                                                                100.0%   100.0%
                                                                                ======   ======



     The Company has a Supplemental Executive Retirement Plan ("SERP") for key executives. This plan is non-qualified and unfunded.
     The benefit obligation for this plan as of December 31, 2007 and 2006 is as follows:

                                                             2007      2006
                                                           -------   -------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year................  $ 5,225   $ 4,300
  Service cost...........................................       53       193
  Interest cost..........................................      300       254
  Actuarial loss.........................................      112       544
  Benefits paid..........................................      (96)      (66)
  Curtailments...........................................     (387)       --
                                                           -------   -------
  Benefits obligation at end of year.....................    5,207     5,225
                                                           =======   =======
  Funded status..........................................   (5,207)   (5,225)
                                                           =======   =======



     The amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2007 and 2006 consist of the following:

                                                                     2007   2006
                                                                     ----   ----
Actuarial loss.....................................................  $680   $973
Prior service cost.................................................    --     16
                                                                     ----   ----
                                                                     $680   $989
                                                                     ====   ====



     The components of net periodic benefit cost are as follows:

                                                         2007   2006   2005
                                                         ----   ----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost.........................................  $ 53   $193   $224
  Interest cost........................................   300    254    243
  Amortization of prior service cost...................     1      4      4
  Recognized actuarial loss............................    17     --      4
  Curtailments.........................................    15     --     --
                                                         ----   ----   ----
  Net periodic benefit cost............................  $386   $451   $475
                                                         ====   ====   ====


                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(14) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)


     The sale of the businesses that comprised the Bioproducts and Biopharma segments in February 2007 required the Company to recognize a curtailment charge of $11 for the SERP plan in 2007 which is recorded in discontinued operations. In April 2007, the Board of Directors of the Company approved the suspension of the SERP plan effective August 31, 2007. As a result, the Company was required to recognize a curtailment charge of $4 SERP in 2007.

     The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic cost in 2008 is $5 related to actuarial loss.

     Major assumptions used in determining the benefit obligation and net cost for the Company's SERP plan are presented in the following table:

                                             BENEFIT
                                            OBLIGATION           NET COST
                                          -------------   ---------------------
                                           2007    2006    2007    2006    2005
                                          -----   -----   -----   -----   -----
Discount rate...........................  6.00%   5.75%   6.00%   5.75%   5.75%
Rate of compensation increase...........  5.00%   5.00%   5.00%   5.00%   5.00%


  Estimated Future Benefit Payments

          The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

SERP BENEFITS
-------------
2008............................................................  $  317
2009............................................................  $  342
2010............................................................  $  360
2011............................................................  $  367
2012............................................................  $  373
2013-2017.......................................................  $1,855


  International Pension Plans

     A foreign subsidiary of the Company maintains a pension plan for their employees that conforms to the common practice in their respective country. Based on local laws and customs, this plan is not funded.

     The funded status of this plan, as of December 31, 2007 and 2006 is as follows:

                                                           2007       2006
                                                         --------   --------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year..............  $ 15,375   $ 12,414
  Service cost.........................................       462        539
  Interest cost........................................       665        539
  Actuarial loss.......................................     1,237        112
  Benefits paid........................................      (364)      (275)
  Foreign exchange.....................................     1,188      2,046
                                                         --------   --------
  Benefit obligation at end of year....................  $ 18,563   $ 15,375
                                                         ========   ========
Funded status..........................................  $(18,563)  $(15,375)
                                                         ========   ========


                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(14) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)


     The amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2007 and 2006 consist of the following:

                                                             2007     2006
                                                            ------   ------
Actuarial loss............................................  $4,079   $2,852
Prior service credit......................................     (67)     (75)
                                                            ------   ------
                                                            $4,012   $2,777
                                                            ======   ======



     The components of the net periodic pension cost are as follows:

                                                       2007     2006     2005
                                                      ------   ------   ------
COMPONENTS OF NET PERIODIC PENSION COST
  Service cost......................................  $  462   $  539   $  436
  Interest cost.....................................     665      539      570
  Amortization of unrecognized net obligation.......      --      (35)     (35)
  Amortization of prior service cost................      (7)      (6)      (6)
  Recognized actuarial loss.........................      75       73       49
                                                      ------   ------   ------
  Net periodic benefit cost.........................  $1,195   $1,110   $1,014
                                                      ======   ======   ======



     The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic cost in 2008 are as follows:

                                                                   PENSION
                                                                  BENEFITS
                                                                  --------
Actuarial loss..................................................    $(129)
Prior service cost..............................................        7
                                                                    -----
  Total.........................................................    $(122)
                                                                    =====



     Major assumptions used in determining the benefit obligation and net cost for the Company's international pension plan are presented in the following table:

                                             BENEFIT
                                            OBLIGATION           NET COST
                                          -------------   ---------------------
                                           2007    2006    2007    2006    2005
                                          -----   -----   -----   -----   -----
Discount rate...........................  4.25%   4.00%   4.25%   4.00%   5.00%
Rate of compensation increase...........  3.00%   2.70%   3.00%   2.70%   3.00%


     The aggregate ABO is $17,553 for international plan. The international pension plan does not have any assets.

     The Company does not expect to contribute cash to its international pension plan in 2008.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(14) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)


  Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                                   PENSION
                                                                  BENEFITS
                                                                  --------
2008............................................................   $  473
2009............................................................   $  521
2010............................................................   $  579
2011............................................................   $  615
2012............................................................   $  531
2013-2017.......................................................   $4,084


  Savings Plan

     Cambrex makes available to all domestic employees a savings plan as permitted under Sections 401(k) and 401(a) of the Internal Revenue Code. Employee contributions are matched in part by Cambrex. The cost of this plan amounted to $608, $606 and $536 in 2007, 2006 and 2005, respectively.

  Other Postretirement Benefits

     Cambrex provides post-retirement health and life insurance benefits ("postretirement benefits") to all eligible retired employees. Employees who retire at or after age 55 with fifteen years of service are eligible to participate in the postretirement benefit plans. Certain subsidiaries and all employees hired after December 31, 2002 (excluding those covered by collective bargaining) are not eligible for these benefits. The Company's responsibility for such premiums for each plan participant is based upon years of service. Such plans are self-insured and are not funded. Effective January 1, 2006, the Cambrex Retiree Medical Plan will no longer provide prescription coverage to retirees or dependents age 65 or over.

     The benefit obligation of the plan as of September 30, 2007 and 2006, incorporating fourth quarter payments, is as follows:

                                                             2007     2006
                                                            ------   ------
CHANGE IN BENEFIT OBLIGATION
Accumulated benefit obligation at October 1...............  $1,795   $1,872
Service cost..............................................      21       60
Interest cost.............................................     107      109
Plan participants' contributions..........................      31       63
Actuarial gain............................................    (112)    (181)
Benefits paid.............................................     (85)    (128)
                                                            ------   ------
Accumulated benefit obligation at September 30............  $1,757   $1,795
Fourth quarter benefits paid..............................      --       --
                                                            ------   ------
Amount recognized at December 31..........................  $1,757   $1,795
                                                            ======   ======


                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(14) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)


     Amounts recognized in accumulated other comprehensive income/(loss) as of December 31, 2007 and 2006 consist of the following:

                                                             2007    2006
                                                            -----   ------
Actuarial loss............................................  $ 899   $1,077
Prior service credit......................................   (735)    (890)
                                                            -----   ------
                                                            $ 164   $  187
                                                            =====   ======



     The components of net periodic postretirement benefit cost are as follows:

                                                        YEARS ENDED DECEMBER
                                                                31,
                                                       ---------------------
                                                        2007    2006    2005
                                                       -----   -----   -----
COMPONENTS OF NET PERIODIC POSTRETIREMENT BENEFIT
  COST
Service cost.........................................  $  21   $  60   $  60
Interest cost........................................    107     109     154
Actuarial loss recognized............................     65      85     118
Amortization of unrecognized prior service cost......   (156)   (155)   (152)
                                                       -----   -----   -----
Total periodic postretirement benefit cost...........  $  37   $  99   $ 180
                                                       =====   =====   =====



     The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2008 are as follows:

                                                                    OTHER
                                                               POSTRETIREMENT
                                                                  BENEFITS
                                                               --------------
Actuarial loss...............................................       $  57
Prior service credit.........................................        (155)
                                                                    -----
Total........................................................       $ (98)
                                                                    =====



     Major assumptions used in determining the benefit obligation and net cost for the Company's postretirement benefits are presented in the following table as weighted averages:

                                             BENEFIT
                                            OBLIGATION           NET COST
                                          -------------   ---------------------
                                           2007    2006    2007    2006    2005
                                          -----   -----   -----   -----   -----
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate...........................  6.25%   6.00%   6.00%   5.75%   5.75%

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(14) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)


  Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                                    OTHER
                                                               POSTRETIREMENT
                                                                  BENEFITS
                                                               --------------
2008.........................................................       $ 77
2009.........................................................       $ 82
2010.........................................................       $ 83
2011.........................................................       $ 88
2012.........................................................       $ 93
2013-2017....................................................       $546


     The assumed health care cost trend rate used to determine the accumulated postretirement benefit obligation is 9% in 2007 (10% in 2006) decreasing 1% per year to an ultimate rate of 5% in 2011. A one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by $43 and would increase the sum of interest and service cost by $3. A one-percentage-point decrease would lower the accumulated postretirement benefit obligation by $50 and would decrease the sum of interest and service cost by $4.

  Other

     The Company has a non-qualified Compensation Plan for Key Executives ("the Deferred Plan"). Under the Deferred Plan, officers and key employees may elect to defer all or any portion of their pre-tax earnings or to elect to defer receipt of the Company's stock which would otherwise have been issued upon the exercise of the Company's options. Included within other liabilities at December 31, 2007 and 2006 there is $4,614 and $1,354, respectively,representing the Company's obligation under the plan. The Company invests in certain mutual funds and as such, included within other assets at December 31, 2007 and 2006 is $4,614 and $1,354, respectively, representing the fair value of these funds. Total shares held in trust as of December 31, 2007 and 2006 are 195,851 and 232,430, respectively, and are included as a reduction of equity at cost. The value of the shares held in trust and the corresponding liability of $1,641 at December 31, 2007 has been recorded in equity. The Deferred Plan is not funded by the Company, but the Company has established a Deferred Compensation Trust Fund which holds the shares issued.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) FOREIGN OPERATIONS AND PRODUCT AND EXPORT SALES

     The following summarized data represents the gross sales and long lived tangible assets for the Company's domestic and foreign entities for 2007, 2006 and 2005:

                                                  DOMESTIC    FOREIGN     TOTAL
                                                  --------   --------   --------
2007
Gross sales.....................................   $81,429   $171,145   $252,574
Long-lived assets...............................    42,103    159,106    201,209
2006
Gross sales.....................................   $82,462   $154,197   $236,659
Long-lived assets...............................    42,830    131,606    174,436
2005
Gross sales.....................................   $78,988   $144,577   $223,565
Long-lived assets...............................    44,827    105,686    150,513


     Export sales, included in domestic gross sales, in 2007, 2006 and 2005 amounted to $28,821, $28,825, and $24,524, respectively.

     Sales to geographic area consist of the following:

                                                   2007       2006       2005
                                                 --------   --------   --------
North America..................................  $ 85,644   $ 85,944   $ 81,002
Europe.........................................   150,692    136,545    129,536
Asia...........................................     9,125      8,041      7,493
Other..........................................     7,113      6,129      5,534
                                                 --------   --------   --------
  Total........................................  $252,574   $236,659   $223,565
                                                 ========   ========   ========



     This table summarizes gross sales by product groups:

                                            2007       2006      CHANGE   % CHANGE
                                          --------   --------   -------   --------
APIs and pharmaceutical intermediates...  $220,386   $206,193   $14,193      6.9%
Other...................................    32,188     30,466     1,722      5.7%
                                          --------   --------   -------
  Total.................................  $252,574   $236,659   $15,915      6.7%
                                          ========   ========   =======



     Two customers each account for 10% of consolidated gross sales for the years ended December 31, 2007, 2006 and 2005. One customer is a pharmaceutical company with which a long-term sales contract is in effect, account for 11.2%, 12.3% and 16.8% for 2007, 2006 and 2005, respectively. During 2007 the Company extended this contract to 2013 which resulted in lower profitability for sales under this arrangement. The second customer is a distributor representing multiple customers, accounted for 12.5%, 14.5% and 14.3% for 2007, 2006 and 2005, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(16) COMMITMENTS

     The Company has operating leases expiring on various dates through the year 2014. The leases are primarily for the rental of office space, office and laboratory equipment and vehicles. At December 31, 2007, future minimum commitments under non-cancelable operating lease arrangements were as follows:

Year ended December 31:
2008............................................................  $2,198
2009............................................................   2,107
2010............................................................   2,078
2011............................................................     689
2012............................................................     652
2013 and thereafter.............................................     268
                                                                  ------
Total commitments...............................................  $7,992
                                                                  ======



     Total operating lease expense was $2,270, $2,363 and $2,697 for the years ended December 31, 2007, 2006 and 2005, respectively.

     The Company is party to several unconditional purchase obligations resulting from contracts that contain legally binding provisions with respect to quantities, pricing and timing of purchases. The Company's purchase obligations include commitments to purchase raw materials, utilities and for the construction of a new manufacturing facility. At December 31, 2007 future commitments under these obligations were as follows:

Year ended December 31:
2008...........................................................  $ 9,866
2009...........................................................    4,386
2010...........................................................    4,681
2011...........................................................    3,945
2012...........................................................    2,797
                                                                 -------
Total commitments..............................................  $25,675
                                                                 =======



(17) CONTINGENCIES

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(17) CONTINGENCIES -- (CONTINUED)


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

     In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $6,905 and $4,862 at December 31, 2007 and 2006, respectively. The increase in the accrual includes net adjustments to reserves of $2,334 and the impact of currency of $114 partially offset by payments of $405. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where remediation costs may not be estimable at the reporting date.

  CasChem ISRA

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

  Cosan

     The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. Prior to the acquisition of Cosan by the Company, the operations were moved to another location and thereafter Cambrex purchased the business. In 1997, Cosan entered into an Administrative Consent Order with the NJDEP. Under the Administrative Consent Order, Cosan was required to complete an investigation of the extent of the contamination related to the Clifton site and conduct remediation as may be necessary. During the third quarter of 2005, the Company completed the investigation related to the Clifton site, which extends to adjacent properties. The results of the investigation caused the Company to increase its related reserves by $1,300 in 2005 based on the proposed remedial action plan. The Company submitted the results of the investigation and proposed remedial action plan to the NJDEP. In late 2006, the NJDEP requested that an additional investigation be conducted at the site. The Company estimated that the additional work will cost approximately $240, and as such, increased the related reserve in the first quarter of 2007. The Company submitted its plan for additional work to the NJDEP in April 2007. In August 2007 the NJDEP approved the Company's work plan and the additional investigation has commenced. As of December 31, 2007, the reserve was $1,432. The results of the additional investigation may impact the remediation plan and costs.

     Additionally, the Company has reserved approximately $1,100 at December 31, 2007 for the Cosan Carlstadt, N.J. site.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(17) CONTINGENCIES -- (CONTINUED)


  Berry's Creek

     In March 2006, the Company received notice from the United States Environmental Protection Agency ("USEPA") that two former operating subsidiaries are considered PRPs at the Berry's Creek Superfund Site, Bergen County, New Jersey. The operating companies are among many other PRPs that were listed in the notice. Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry's Creek Site. The Company has met with the other PRPs. Both operating companies joined the group of PRPs and filed a joint response to the USEPA agreeing to jointly negotiate to conduct or fund (along with other PRPs) an appropriate remedial investigation and feasibility study of the Berry's Creek Site. The PRPs have engaged technical and allocation consultants to evaluate investigation and remedial alternatives and develop a method to allocate related costs among the PRPs. In December 2007 the PRPs reached a tentative agreement on the allocation of the site investigation costs and the Company has increased its reserves by $562 for its share. The investigation is expected to take several years and at this time it is too early to predict the extent of any additional liabilities.

  Nepera, Inc. -- Maybrook and Harriman Sites

     In 1987, Nepera, Inc. ("Nepera") was named a PRP along with certain prior owners of the Maybrook Site in Hamptonburgh, New York by the USEPA in connection with the disposition, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986. The Maybrook Site is on the USEPA's National Priorities List for remedial work. A prior owner of the Nepera facility has participated with Nepera in the performance of a remedial investigation and feasibility study for the Maybrook Site. In September 2007, the USEPA issued the Record of Decision ("ROD") which describes the remedial plan for the Maybrook Site. The USEPA also issued the Company and the prior owner a Notice of Potential Liability, requesting that the recipients sign a Consent Decree to complete the ROD and pay the USEPA certain past oversight costs, which the Company and the prior owner are negotiating with the USEPA.

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

     Based on currently available information, Nepera believes that the current trust balance will not cover the remaining work to be completed at Harriman and under the final Maybrook ROD issued in September 2007. As such the Company has increased its reserve by $1,000, which is recorded in discontinued operations, for its expected share of the shortfall based on currently available information. As of December 31, 2007 the reserve recorded on the books was $1,200. The foregoing matters were retained by Nepera under the 2003 Purchase

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(17) CONTINGENCIES -- (CONTINUED)


Agreement as well as the settlement reached in the Rutherford matter (see "Sale of Rutherford Chemicals" section of this Note).

     The Company is involved in other matters where the range of liability is not reasonably estimable at this time and it is not determinable when information will become available to provide a basis for adjusting or recording an accrual, should an accrual ultimately be required.

  Litigation and Other Matters

     Mylan Laboratories

     In 1998 the Company and its subsidiary Profarmaco S.r.l. (currently known as Cambrex Profarmaco Milano S.r.l.") ("Profarmaco") were named as defendants (along with Mylan Laboratories, Inc. ("Mylan") and Gyma Laboratories of America, Inc., ("Gyma") Profarmaco's distributor in the United States) in a proceeding instituted by the Federal Trade Commission ("FTC") in the United States District Court for the District of Columbia (the "District Court"). Suits were also commenced by several State Attorneys' General. The suits alleged violations of the Federal Trade Commission Act arising from exclusive license agreements between Profarmaco and Mylan covering two APIs. The FTC and Attorneys' General suits were settled in February 2001, with Mylan (on its own behalf and on behalf of Profarmaco and Cambrex) agreeing to pay over $140,000 and with Mylan, Profarmaco and Cambrex agreeing to monitor certain future conduct.

     The same parties including the Company and Profarmaco have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of the APIs in generic form, making allegations similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages.

     In April 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. In accordance with the agreement $10,815 has been paid through December 31, 2007, with the remaining $1,600 to be paid in 2008.

     In February 2008 the District Court, in an action brought by three health care insurers, entered judgment after trial against Mylan, Gyma and Cambrex in the amount of $8,355, payable jointly and severally, and also a punitive damage award against each of Mylan, Gyma and Cambrex in the amount of $16,709. The parties will appeal the awards. Cambrex expects any payment of the judgment against it to be made by Mylan under the indemnity described above.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(17) CONTINGENCIES -- (CONTINUED)


     Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3. The actions seek injunctive relief and unspecified but substantial damages. All cases have been settled within established reserve amounts.

     Settlement documents are expected to be finalized and payments are expected to be made during the next several months. The balance of the reserves recorded within accrued liabilities related to this matter was $1,579 as of December 31, 2007.

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

     Under the Settlement Agreement:

     - In the third quarter of 2007 (i) the Company paid the Buyers the sum of $636 in reimbursement for past remediation expenses at the Rutherford Business facilities; and (ii) the Buyers paid the Company 400 GBP (approximately $813) for reimbursement of certain tax refunds received from United Kingdom taxing authorities.

     - The Buyers also agreed to pay to an account (the "Escrow Account") created under the Escrow Agreement the sum of $3,149 plus interest subsequent to September 30, 2007, representing the amount owed on a Subordinated Promissory Note issued as consideration under the Purchase Agreement. The Buyers paid $1,000 of such amount in September 2007 and $2,193 in November 2007.

     - The Company also agreed to make payment to the Escrow Account within 30 days after the Buyers' Final Note Payment. The Company paid $4,421 in January 2008 which was accrued at December 31, 2007.

     The Escrow Account can be used only for costs arising from the remediation of environmental contamination at the Rutherford Business facilities. The Company has the right to object to any use of the funds in the Escrow Account for non-remediation purposes, pursuant to an accelerated dispute resolution process involving the parties' appointment of a Special Master.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(17) CONTINGENCIES -- (CONTINUED)


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

     Related to the Settlement Agreement, the Company's 2007 results include a charge of $4,041, net of tax, recorded in discontinued operations related to this matter.

     Class Action Matter

     In October 2003, the Company was notified of a securities class action lawsuit filed against Cambrex and five former Company officers. Five class action suits were filed with the New Jersey Federal District Court (the "Court"). In January 2004, the Court consolidated the cases, designated the lead plaintiff and selected counsel to represent the class. An amended complaint was filed in March 2004. The lawsuit has been brought as a class action in the names of purchasers of the Company's common stock from October 21, 1998 through July 25, 2003. The complaint alleges that the Company failed to disclose in a timely fashion the January 2003 accounting restatement and subsequent SEC investigation, as well as the loss of a significant contract at the Baltimore facility.

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

     The Company entered into a Memorandum of Understanding regarding the settlement of all claims in this matter. The settlement includes a payment to class members of an amount which is well within the policy limits of, and is expected to be paid by, the Company's insurance. As a result, it is not expected to impact the Company's operating results. Cambrex continues to deny liability in the matter. The settlement is subject to final approval by the

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(17) CONTINGENCIES -- (CONTINUED)


Court and entry of an agreed upon Final Judgment. Class members will have the opportunity to either object to the terms of the settlement or to opt out of the class.

     Securities and Exchange Commission ("SEC")

     Since 2003, the SEC has been conducting an investigation into the Company's inter-company accounting procedures from the period 1997 through 2001. The investigation began in the first half of 2003 after the Company voluntarily disclosed certain matters related to inter-company accounts for the five-year period ending December 31, 2001 that resulted in the restatement of the Company's financial statements for those years. In late June 2007, this matter was concluded with the issuance by the SEC of a Cease and Desist Order ("Order"). There are no fines or penalties associated with the Order. Under the Order, the Company agreed to undertake certain remedial actions including, for a two year period following the effective date of the Order, having the Company's outside auditor conduct agreed upon procedures related to intercompany transactions and compliance with the Order, with the results of such procedures being reported to the SEC. The Company has implemented the remedial measures and will continue the reporting and records retention obligations set forth in the Order. This matter may be considered concluded.

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

     In August 2007 the United States District Court, Southern District of New York, granted the Company's pending Motion for Summary Judgment in the Baltimore Litigation. The Company's Motion had been pending since late 2006. The Sellers have filed a notice of appeal. Management continues to believe the matter to be without merit and continues its defense of this matter. The Company is awaiting the Court's briefing schedule and has filed its appellate brief in early 2008.

  Other

     The Company has commitments incident to the ordinary course of business including corporate guarantees of certain subsidiary obligations to the Company's lenders related to financial assurance obligations under certain environmental laws for remediation, closure and third party liability requirements of certain of its subsidiaries and a former operating location; contract provisions for indemnification protecting its customers and suppliers against third party liability for manufacture and sale of Company products that fail to meet product warranties and contract provisions for indemnification protecting licensees against intellectual property infringement related to licensed Company technology or processes.

     Additionally, as permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that covers a portion of any potential exposure. The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of December 31, 2007.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(17) CONTINGENCIES -- (CONTINUED)


     In addition to the matters identified above, Cambrex's subsidiaries are party to a number of other proceedings that are not considered material at this time.


(18) DISCONTINUED OPERATIONS

     In October 2006, the Company sold two businesses within the former Human Health segment for nominal consideration. As a result of the transaction, the Company reported a non-cash charge of $23,244 in the fourth quarter of 2006 and all periods presented reflect the results of these businesses as discontinued operations.

     In February 2007, the Company completed the sale of the businesses that comprised the Bioproducts and Biopharma segments (excluding certain liabilities) to Lonza for cash consideration of $463,914, including working capital adjustments. As a result of this transaction, the Company reported a gain of $235,489 in 2007 and all periods presented reflect the results of these businesses as discontinued operations.

     In July 2007 the Company entered into a Settlement Agreement and a related Escrow Agreement settling litigation which had been commenced by the purchasers of the Rutherford Business by the filing of the Complaint in April 2006. As a result of this settlement, the Company's 2007 results include a charge of $4,041, net of tax of $595, recorded in discontinued operations. In addition, during 2007 the Company recorded expense of $1,000 for an adjustment to an environmental reserve at a Rutherford Business site. Refer to Note 17 for a complete discussion on these matters.

     The following table shows revenues and income/(loss) from the discontinued operations:

                                                     YEARS ENDED DECEMBER 31,
                                                 -------------------------------
                                                   2007       2006        2005
                                                 --------   --------   ---------
Revenues.......................................  $ 20,335   $246,538   $ 228,421
                                                 ========   ========   =========
Pre-tax income/(loss) of discontinued
  operations...................................  $    545   $  5,945   $(102,202)
Gain on sale of Bioproducts and Biopharma
  segments.....................................   235,489         --          --
Rutherford litigation settlement...............    (4,636)        --          --
Rutherford environmental reserve adjustment....    (1,000)      (200)         --
Loss on sale of Cork and Landen................        --    (23,244)         --
                                                 --------   --------   ---------
Income/(loss) from discontinued operations
  before income taxes..........................  $230,398   $(17,499)  $(102,202)
Provision/(benefit) for income taxes...........     7,639      4,207      (1,500)
                                                 --------   --------   ---------
Income/(loss) from discontinued operations, net
  of tax.......................................  $222,759   $(21,706)  $(100,702)
                                                 ========   ========   =========



     The 2006 pre-tax income of discontinued operations includes $2,092 for an asset impairment charge, $1,791 due to the acquisition of Cutanogen and $1,475 for the write-down of an investment in equity securities. The 2005 pre-tax loss from operations of discontinued operations includes asset impairment charges $107,177.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(18) DISCONTINUED OPERATIONS -- (CONTINUED)


     The following table reflects the carrying amount of the assets and liabilities as of December 31, 2006 for the businesses that were sold in February 2007:

                                                               DECEMBER 31,
                                                                   2006
                                                               ------------
Assets:
Cash.........................................................    $     --
Accounts receivable, net.....................................      35,460
Inventories, net.............................................      40,708
Other current assets.........................................       3,359
Property, plant and equipment, net...........................      85,162
Intangibles, net.............................................     115,562
Other assets.................................................       1,568
                                                                 --------
Total assets held for sale...................................     281,819
Liabilities:
Accounts payable and accrued liabilities.....................      32,005
Other current liabilities....................................       1,436
Long-term debt...............................................       3,627
Other liabilities............................................      20,640
                                                                 --------
Total liabilities held for sale..............................    $ 57,708
                                                                 --------
Net assets held for sale.....................................    $224,111
                                                                 ========


                      CAMBREX CORPORATION AND SUBSIDIARIES

        SELECTED QUARTERLY FINANCIAL AND SUPPLEMENTARY DATA -- UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              1ST          2ND          3RD          4TH
                                          QUARTER(1)   QUARTER(2)   QUARTER(3)   QUARTER(4)
                                          ----------   ----------   ----------   ----------
2007
Gross sales.............................   $ 64,997      $63,081      $54,742      $69,754
Net revenues............................     65,214       62,855       54,614       69,822
Gross profit............................     24,395       23,938       18,521       24,378
(Loss)/income from continuing
  operations............................    (14,443)       2,455       (2,736)       1,213
Income before cumulative effect of a
  change in accounting principle........    205,216        2,274        1,493          265
Net income..............................    205,216        2,274        1,493          265
Basic earnings per share:(9)
  (Loss)/income from continuing
     operations.........................      (0.51)        0.09        (0.09)        0.04
  Net income............................       7.31         0.08         0.05         0.01
Diluted earnings per share:(9)
  (Loss)/income from continuing
     operations.........................      (0.51)        0.08        (0.09)        0.04
  Net income............................       7.31         0.08         0.05         0.01
Average shares:
  Basic.................................     28,071       28,711       28,934       29,002
  Diluted...............................     28,071       28,949       28,934       29,040



                                              1ST          2ND          3RD          4TH
                                          QUARTER(5)   QUARTER(6)   QUARTER(7)   QUARTER(8)
                                          ----------   ----------   ----------   ----------
2006
Gross sales.............................    $54,120      $63,031      $53,499     $ 66,009
Net revenues............................     53,087       62,342       53,490       66,154
Gross profit............................     19,085       22,440       20,252       22,081
Loss from continuing operations.........     (4,704)        (348)      (1,905)      (1,209)
(Loss)/income before cumulative effect
  of a change in accounting principle...     (1,177)         976       (4,304)     (25,367)
Net(loss)/income........................     (1,405)         976       (4,304)     (25,367)
Basic earnings per share:(9)
  Loss from continuing operations.......      (0.18)       (0.01)       (0.07)       (0.04)
  Net(loss)/income......................      (0.05)        0.04        (0.16)       (0.94)
Diluted earnings per share:(9)
  Loss from continuing operations.......      (0.18)       (0.01)       (0.07)       (0.04)
  Net(loss)/income......................      (0.05)        0.04        (0.16)       (0.94)
Average shares:
  Basic.................................     26,661       26,741       26,752       27,108
  Diluted...............................     26,661       26,741       26,752       27,108


     As part of the process of evaluating strategic alternatives to enhance shareholder value, the sale of two businesses within the former Human Health segment was completed in October 2006 and the sale of the businesses that comprised the Bioproducts and Biopharma segments was completed in February 2007, and accordingly, these businesses are being reported as discontinued operations in all periods presented.

(1) Loss from continuing operations include pre-tax charges of $23,130 within operating expenses for the costs related to strategic alternatives, $1,682 within operating expenses for restructuring costs and $841 within interest expense for the write-off of unamortized debt costs. Discontinued operations include the gain on sale of the businesses that comprised the Bioproducts and Biopharma segments of $232,116.

(2) Income from continuing operations include pre-tax charges of $4,564 within operating expenses for the costs related to strategic alternatives and $1,901 within operating expenses for restructuring costs. Discontinued operations include an adjustment to the gain on sale of the businesses that comprised the Bioproducts and Biopharma segments of $3,491 (primarily for the working capital adjustment) and expense of $4,602 for the Rutherford litigation settlement.

(3) Loss from continuing operations include pre-tax charges of $866 within operating expenses for the costs related to strategic alternatives and $451 within operating expenses for restructuring costs. Discontinued operations include a charge of $69 to the gain on sale of the businesses that comprised the Bioproducts and Biopharma segments businesses and expense of $400 for an adjustment to a reserve at a Rutherford Business site.

(4) Loss from continuing operations include pre-tax charges of $2,567 within operating expenses for the costs related to strategic alternatives and $2,039 within operating expenses for restructuring costs. Discontinued operations include a charge of $49 to the gain on sale of the businesses that comprised the Bioproducts and Biopharma segments, expense of $600 for an adjustment to a reserve at a Rutherford Business site and expense of $34 for an adjustment to the Rutherford litigation settlement.

(5) Loss from continuing operations include pre-tax charges of $988 within administrative expenses for external advisor costs related to divestitures and $5,272 within interest expense due to the pre-payment of a portion of the Company's long-term debt. Discontinued operations include expense of $1,445 due to the acquisition of Cutanogen.

(6) Income from continuing operations include pre-tax charges of $1,042 within administrative expenses for external advisor costs related to divestitures. Discontinued operations include expense of $92 due to the acquisition of Cutanogen.

(7) Loss from continuing operations include pre-tax charges of $202 within administrative expenses for external advisor costs related to divestitures and tax expense of $1,696 related to prior years returns included in the provision for income taxes. Discontinued operations include a goodwill impairment charge of $2,092 and expense of $127 due to the acquisition of Cutanogen.

(8) Income from continuing operations include a pre-tax charge of $726 within administrative expenses external advisor costs related to divestitures. Discontinued operations include the loss on sale of two businesses within the former Human Health Segment of $23,244, expense of $127 due to the acquisition of Cutanogen, $1,475 for the write-down of an investment in equity securities and $200 related to a reserve at a Rutherford Business site.

(9) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period, as such, the sum of the quarters may not necessarily equal the earnings per share amount for the year.

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

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, reported, accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2007. Effectiveness of our internal control over financial Reporting as of December 31, 2007 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere herein.

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

ITEM 9B  OTHER INFORMATION

     None.

                                    PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the officers of the Company:

NAME                        AGE                    OFFICE
----                        ---                    ------
James A. Mack*...........    70   Chairman of the Board of Directors,
                                  President and Chief Executive Officer
James G. Farrell.........    41   Vice President and Corporate Controller
Steven M. Klosk*.........    50   Executive Vice President, Chief
                                  Operating Officer & President,
                                  Pharmaceutical Products and Services
Paolo Russolo*...........    63   President, Profarmaco Milano
Gregory P. Sargen*.......    42   Vice President & Chief Financial Officer
Peter E. Thauer*.........    68   Senior Vice President, Law &
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

     Mr. Farrell joined Cambrex in September 2005 and has served as Vice President and Corporate Controller since July 2007. Mr. Farrell previously held the position of Corporate Controller. From 1994 until 2005, he was with Ingersoll-Rand Company, most recently as Director, Accounting Policy, Procedures and External Reporting. Mr. Farrell was with Ernst & Young from 1988 to 1994, most recently as Audit Manager.

     Mr. Klosk joined Cambrex in October 1992 and currently serves in the role of Executive Vice President, Chief Operating Officer & President, Pharmaceutical Products and Services. Mr. Klosk joined the Company as Vice President, Administration. He was appointed Executive Vice President, Administration in October 1996 and was promoted to the position of Executive Vice President, Administration and Chief Operating Officer for the Cambrex Pharma and Biopharmaceutical Business Unit in October 2003. In January 2005, Mr. Klosk assumed direct responsibility for the leadership of the Biopharmaceutical Business Unit as Chief Operating Officer. In August 2006, Mr. Klosk assumed the responsibility of the Pharma business as Executive Vice President and Chief Operating Officer -- Biopharma & Pharma and in February 2007 was appointed to his current position. From 1988 until he joined Cambrex, Mr. Klosk was Vice President, Administration and Corporate Secretary for The Genlyte Group, Inc. From 1985 to 1988, he was Vice President, Administration for Lightolier, Inc., a subsidiary of The Genlyte Group, Inc.

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

     Mr. Sargen joined Cambrex in February 2003 and has served as Vice President and Chief Financial Officer since February 2007. Mr. Sargen previously held the position of Vice President, Finance. Previously, he was with Exp@nets, Inc. from 1999 through 2002, serving in the roles of Executive Vice President, Finance/Chief Financial Officer and Vice President/Corporate Controller. From 1996 to 1998, he was with Fisher Scientific International's Chemical Manufacturing Division, serving in the roles of Vice President, Finance and Controller. Mr. Sargen has also held various positions in finance, accounting and audit with Merck & Company, Inc., Heat and Control, Inc., and Deloitte & Touche.

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

ITEM 11  EXECUTIVE COMPENSATION.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS
         INDEPENDENCE.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The remaining information called for by Part III is hereby incorporated by reference to the information set forth under the captions "Principal Stockholders," "Common Stock Ownership by Directors and Executive Officers," "Board of Directors," "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report on Executive Compensation," "Executive and Other Compensation," "Executive and Other Compensation," "Audit Committee Report" and "Principal Accounting Firm Fees" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders, to be held April 24, 2008, which meeting involves the election of directors, which definitive proxy statement is being filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 15  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) 1. The following consolidated financial statements of the Company are filed as part of this report:


                                    PAGE NUMBER
                                 (IN THIS REPORT)
                                 ----------------
Financial Statements:
  Reports of Independent
     Registered Public
     Accounting Firms.........          36
  Consolidated Balance Sheets
     as of December 31, 2007
     and 2006.................          39
  Consolidated Statements of
     Operations for the Years
     Ended December 31, 2007,
     2006 and 2005............          40
  Consolidated Statements of
     Stockholders' Equity for
     the Years Ended December
     31, 2007, 2006 and 2005..          41
  Consolidated Statements of
     Cash Flows for the Years
     Ended December 31, 2007,
     2006 and 2005............          42
  Notes to Consolidated
     Financial Statements.....          43
  Selected Quarterly Financial
     and Supplementary Data...          82



     (a) 2. (i) The following schedule to the consolidated financial statements of the Company as filed herein and the Report of Independent Registered Public Accounting Firms are filed as part of this report.


                          PAGE NUMBER
                       (IN THIS REPORT)
                       ----------------
Schedule
  II -- Valuation
  and Qualifying
  Accounts..........          89



     All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

     (a) 3. The exhibits filed in this report are listed in the Exhibit Index on pages 92-95.

                                                                     SCHEDULE II

                               CAMBREX CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                             (DOLLARS IN THOUSANDS)

                                                             COLUMN C
                                                  -----------------------------
                                                            ADDITIONS
                                       COLUMN B   -----------------------------                COLUMN E
                                      ---------      CHARGED/        CHARGED/                  --------
              COLUMN A                 BALANCE    (CREDITED) TO   (CREDITED) TO    COLUMN D     BALANCE
              --------                BEGINNING      COST AND         OTHER       ----------    END OF
DESCRIPTION                            OF YEAR       EXPENSES        ACCOUNTS     DEDUCTIONS     YEAR
-----------                           ---------   -------------   -------------   ----------   --------
Year ended December 31, 2007:
Doubtful trade receivables and
  returns and allowances............   $   571       $     55        $    35         $101       $   560
Deferred tax valuation allowance....    91,403        (21,241)*       (5,320)          --        64,842
Year ended December 31, 2006:
Doubtful trade receivables and
  returns and allowances............   $   508       $     53        $    62         $ 52       $   571
Deferred tax valuation allowance....    82,953         11,804         (3,354)          --        91,403
Year ended December 31, 2005:
Doubtful trade receivables and
  returns and allowances............   $   602       $     19        $   (80)        $ 33       $   508
Deferred tax valuation allowance....    73,708          7,946          1,299           --        82,953


* Includes $(31,584) related to discontinued operations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAMBREX CORPORATION

                                        By /s/         JAMES A. MACK
                                           -------------------------------------
                                                       James A. Mack
                                             Chairman of the Board of Directors
                                           President and Chief Executive Officer

                                                  Date: February 27, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                             TITLE                        DATE
           ---------                             -----                        ----
/s/      JAMES A. MACK             Chairman of the Board of
                                   Directors, President and Chief
-------------------------------    Executive Officer
         James A. Mack

/s/    GREGORY P. SARGEN           Vice President and Chief
                                   Financial Officer (Principal
-------------------------------    Financial Officer and Accounting
       Gregory P. Sargen           Officer)

/s/    DAVID R. BETHUNE*           Director

-------------------------------
        David R. Bethune

/s/  ROSINA B. DIXON, M.D.*        Director

-------------------------------
     Rosina B. Dixon, M.D.

/s/      ROY W. HALEY*             Director

-------------------------------
          Roy W. Haley

/s/     KATHRYN RUDIE HARRIGAN,    Director
PHD*

-------------------------------
  Kathryn Rudie Harrigan, PhD

/s/  LEON J. HENDRIX, JR.*         Director                            February 27, 2008

-------------------------------
      Leon J. Hendrix, Jr.

/s/      ILAN KAUFTHAL*            Director

-------------------------------
         Ilan Kaufthal

/s/      WILLIAM KORB*             Director

-------------------------------
          William Korb

/s/     JOHN R. MILLER*            Director

-------------------------------
         John R. Miller

           SIGNATURE                             TITLE                        DATE
           ---------                             -----                        ----

/s/    PETER G. TOMBROS*           Director

-------------------------------
        Peter G. Tombros

*By  /s/    JAMES A. MACK

     --------------------------
            James A. Mack
          Attorney-in-Fact

                                  EXHIBIT INDEX


 EXHIBIT NO.                                    DESCRIPTION
 -----------                                    -----------
     3.1      --    Restated Certificate of Incorporation of registrant, as
                    amended.(W).
     3.2      --    By Laws of registrant, as amended.(W).
     4.1      --    Form of Certificate for shares of Common Stock of
                    registrant.(A -- Exhibit 4(a)).
    10.1      --    Purchase Agreement dated July 11, 1986, as amended, between the registrant and ASAG, Inc.(A -- Exhibit 10(r)).
    10.2      --    Asset Purchase Agreement dated as of June 5, 1989 between
                    Whittaker Corporation and the registrant.(B -- Exhibit 10(a)).
    10.3      --    Asset Purchase Agreement dated as of July 1, 1991 between Solvay
                    Animal Health, Inc. and the registrant.(C).
    10.4      --    Asset Purchase Agreement dated as of March 31, 1992 between Hexcel
                    Corporation and the registrant.(E).
    10.5      --    Stock Purchase Agreement dated as of September 15, 1994 between
                    Akzo Nobel AB, Akzo Nobel NV and the registrant, for the purchase of Nobel Chemicals AB.(H).
    10.6      --    Stock Purchase Agreement dated as of September 15, 1994 between
                    Akzo Nobel AB, Akzo Nobel and the registrant, for the purchase of
                    Profarmaco Nobel, S.r.l.(H).
    10.7      --    Stock purchase agreement dated as of October 3, 1997 between
                    BioWhittaker and the registrant.(M).
    10.8      --    Asset purchase agreement dated as of August 7, 2003 between
                    Rutherford Acquisition Corporation and Cambrex Corporation and The
                    Sellers listed in the asset Purchase agreement.(O).
    10.9      --    Credit Agreement dated as of April 6, 2007 between Cambrex
                    Corporation, the subsidiary borrowers party hereto, the subsidiary guarantors party hereto, the lenders party hereto and JP Morgan
                    Chase Bank, N.A., as Administrative Agent.(JJ).
    10.10     --    Settlement Agreement and Release and Environmental Escrow
                    Agreement dated July 30, 2007 between Rutherford Chemicals LLC,
                    Vertellus Specialties Holdings UK Ltd. (formerly Rutherford
                    Chemicals UK Ltd.), Vertellus Specialties UK Ltd. (formerly Seal
                    Sands Chemicals Ltd.), and Vertellus Specialties Holdings Corp.
                    (formerly Rutherford Chemicals Holdings Corp.), and Cambrex
                    Corporation, Nepera, Inc., CasChem Inc., Zeeland Chemicals, Inc.,
                    Nepcam, Inc., and Cambrex Ltd.(X).
    10.11     --    Peter E. Thauer Letter Agreement dated December 21, 2007.(J).
    10.13     --    Retention and Enhanced Severance Program.(Y).
    10.14     --    2007 Retention Program.(AA).
    10.15     --    James A. Mack Compensation Agreement, as amended.(Y)(Z).
    10.16     --    1994 Stock Option Plan.(G).
    10.17     --    1996 Performance Stock Option Plan.(L).
    10.18     --    1998 Performance Stock Option Plan.(N).
    10.19     --    2000 Employee Performance Stock Option Plan.(N).
    10.20     --    Form of Employment Agreement (amended and restated) between the registrant and its executive officers named in the Revised
                    Schedule of Parties thereto.(BB -- Exhibit 10.20) (as amended (CC)
                    Exhibit 10.20.1).
    10.21     --    Revised Schedule of Parties to Employment Agreement (Exhibit 10.20
                    hereto).(J).
    10.22     --    Cambrex Corporation Savings Plan.(F).
    10.23     --    Cambrex Corporation Supplemental Retirement Plan.(I).
    10.24     --    Deferred Compensation Plan of Cambrex Corporation (as amended and restated as of March 1, 2001).(BB).
    10.25     --    Employment Agreement dated February 6, 2007 between the registrant and Gregory P. Sargen.(KK).
    10.26     --    Consulting Agreement dated December 15, 1994 between the
                    registrant and Arthur I. Mendolia.(I).
    10.27     --    Consulting Agreement dated December 15, 1994 between the
                    registrant and Cyril C. Baldwin, Jr.(I).

--------
See legend on following page

                                  EXHIBIT INDEX

 EXHIBIT NO.                                    DESCRIPTION
 -----------                                    -----------
    10.28     --    Consulting Agreement dated January 26, 1995 between the registrant and James A. Mack.(I).
    10.29     --    Additional Retirement Payment Agreement dated December 15, 1994 between the registrant and Arthur I. Mendolia.(I).
    10.30     --    Additional Retirement Payment Agreement dated December 15, 1994 between the registrant and Cyril C. Baldwin, Jr.(I).
    10.31     --    Additional Retirement Payment Agreement between the registrant and
                    James A. Mack.(I).
    10.32     --    Employment Agreement dated February 6, 2007 between the registrant and Paolo Russolo.(KK).
    10.33     --    2001 Performance Stock Option Plan.(P).
    10.34     --    2003 Performance Stock Option Plan.(P).
    10.35     --    2004 Performance Incentive Plan.(Q).
    10.36     --    Directors' Common Stock Fee Payment Plan.(Q).
    10.37     --    Directors' Compensation Arrangements.(S).
    10.38     --    2004 Incentive Plan.(U).
    10.39     --    Separation and General Release Agreement.(V).
    10.40     --    Registration Rights Agreement dated as of June 6, 1985 between the registrant and the purchasers of its Class D Convertible Preferred stock and 9% Convertible Subordinated Notes due 1997.(A -- Exhibit
                    10(m)).
    10.41     --    Administrative Consent Order dated September 16, 1985 of the New
                    Jersey Department of Environmental Protection to Cosan Chemical
                    Corporation.(A -- Exhibit 10(q)).
    10.42     --    Registration Rights Agreement dated as of June 5, 2006 between the registrant and American Stock Transfer and Trust Company.(K).
    10.43     --    Share Purchase Agreement between Cambrex AB and International
                    Chemical Investors II S.A.(CC).
    10.44     --    Consulting Agreement dated November 10, 2006 between registrant and Gary L. Mossman.(DD).
    10.45     --    Mr. Thomas Bird Bonus Arrangement.(HH).
    10.46     --    Stock Purchase Agreement dated October 23, 2006 between Lonza
                    America Inc., Lonza Bioproducts AG, Lonza Sales AG, Lonza Group
                    Limited and Cambrex Corporation and Subsidiaries(GG -- Exhibit
                    10.1).
    10.47     --    Agreement to Lift Sales Restrictions on Certain Vested
                    Options.(EE).
    10.48     --    Agreement to Accelerate Vesting of Certain Options.(FF).
    10.50     --    Manufacturing Agreement dated as of July 1, 1991 between the registrant and A.L. Laboratories, Inc.(D).
    16.1      --    PricewaterhouseCoopers LLP Letter.(II).
    21        --    Subsidiaries of registrant.(J).
    23.1      --    Consent of BDO Seidman LLP to the incorporation by reference of its report herein in Registration Statement Nos. 333-57404, 333-
                    22017, 33-21374, 33-37791, 33-81780, 33-81782, 333-113612, 333-
                    113613, 333-129473 and 333-136529 on Form S-8 of the
                    registrant.(J).
    23.2      --    Consent of PricewaterhouseCoopers LLP to the incorporation by reference of its report herein in Registration Statement Nos. 333-
                    57404, 333-22017, 33-21374, 33-37791, 33-81780, 33-81782, 333-
                    113612, 333-113613, 333-129473 and 333-136529 on Form S-8 of the
                    registrant.(J).
    24        --    Powers of Attorney to sign this report.(J).
    31.1      --    CEO Certification pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002.(J).
    31.2      --    CFO Certification pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002.(J).
    32.1      --    CEO Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.(R).
    32.2      --    CFO Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.(R).




--------
See legend on following page

                                  EXHIBIT INDEX

     (A)      Incorporated by reference to the indicated Exhibit to registrant's
              Registration Statement on Form S-1 (Registration No. 33-16419).
     (B)      Incorporated by reference to registrant's Annual Report on Form 8-K dated June 5, 1989.
     (C)      Incorporated by reference to registrant's Current Report on Form 8-K dated July 1, 1991.
     (D)      Incorporated by reference to the registrant's Annual Report on Form 10-
              K for 1991.
     (E)      Incorporated by reference to the registrant's Current Report on Form 8-
              K dated April 10, 1992 and Amendment No. 1 to its Current Report.
     (F)      Incorporated by reference to registrant's Registration Statement on
              Form S-8 (Registration No. 33-81780) dated July 20, 1994.
     (G)      Incorporated by reference to registrant's Registration Statement on
              Form S-8 (Registration No. 33-81782) dated July 20, 1994.
     (H)      Incorporated by reference to registrant's Registration Statement on
              Form 8-K dated October 27, 1994.
     (I)      Incorporated by reference to the registrant's Annual Report on Form 10-
              K for 1994.
     (J)      Filed herewith.
     (K)      Incorporated by reference to the registrant's Registration Statement on
              Form 8-A dated May 25, 2006.
     (L)      Incorporated by reference to registrant's Registration Statement on
              Form S-8 (Registration No. 333-22017) dated February 19, 1997.
     (M)      Incorporated by reference to the registrant's Current Report on Form 8-
              K dated October 8, 1997.
     (N)      Incorporated by reference to registrant's Registration Statement on
              Form S-8 (Registration No. 333-57404) dated March 22, 2001.
     (O)      Incorporated by reference to the registrant's Current Report on Form 8-
              K dated November 10, 2003.
     (P)      Incorporated by reference to registrant's Registration Statement on
              Form S-8 (Registration No. 333-113612) dated March 15, 2004.
     (Q)      Incorporated by reference to registrant's Registration Statement on
              Form S-8 (Registration No. 333-113613) dated March 15, 2004.
     (R)      Furnished herewith.
     (S)      Incorporated by reference to the registrant's Current Report on Form 8-
              K dated June 6, 2005.
     (T)      Incorporated by reference to the registrant's Current Report on Form 8-
              K filed October 13, 2005.
     (U)      Incorporated by reference to registrant's Registration Statement on
              Form S-8 (Registration No. 333-129473) dated November 4, 2005.
     (V)      Incorporated by reference to the registrant's Current Report on Form 8-
              K dated January 4, 2006.
     (W)      Incorporated by reference to registrant's Quarterly Report on Form 10-Q for the period ending March 31, 2007.
     (X)      Incorporated by reference to registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2007.
     (Y)      Incorporated by reference to Item 1.01 registrant's Current Report on
              Form 8-K dated February 7, 2006.
     (Z)      Incorporated by reference to Item 5.02(e)(1) to registrant's Current
              Report on Form 8-K dated February 9, 2007.

    (AA)      Incorporated by reference to Item 5.02(e) to registrant's Current
              Report on Form 8-K dated December 22, 2006.
    (BB)      Incorporated by reference to registrant's Annual Report on Form 10-K for year end 2005 filed on May 26, 2006.
    (CC)      Incorporated by reference to registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2006.
    (DD)      Incorporated by reference to registrant's Current Report on Form 8-K dated November 15, 2006.
    (EE)      Incorporated by reference to registrant's Current Report on Form 8-K dated November 7, 2006.
    (FF)      Incorporated by reference to registrant's Current Report on Form 8-K dated June 7, 2005.
    (GG)      Incorporated by reference to registrant's Current Report on Form 8-K filed October 24, 2006.
    (HH)      Incorporated by reference to registrant's Current Report on Form 8-K filed November 1, 2006.
    (II)      Incorporated by reference to registrant's Current Report on Form 8-K filed March 21, 2007.
    (JJ)      Incorporated by reference to registrant's Current Report on Form 8-K filed April 11, 2007.
    (KK)      Incorporated by reference to registrant's Annual Report on Form 10-K for year end 2006 filed March 15, 2007.