Form 10-Q
period 2008-03-31
CAMBREX CORP
filed 2008-05-02
CIK 820081

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2008

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       for the transition period from _______________ to ________________.

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

                                                                Yes [X]. No [ ].

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]
Non-accelerated filer [ ]   Smaller reporting company [ ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]. No [X].

     As of April 30, 2008, there were 29,084,131 shares outstanding of the registrant's Common Stock, $.10 par value.

================================================================================

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                      For The Quarter Ended March 31, 2008

                                Table of Contents

                                                                                 Page No.
                                                                                 --------
Part I   Financial Information

          Item 1.   Financial Statements

                    Consolidated Balance Sheets as of
                    March 31, 2008 and December 31, 2007                               2

                    Consolidated Statements of Operations
                    for the three months ended March 31, 2008 and 2007                 3

                    Consolidated Statements of Cash Flows
                    for the three months ended March 31, 2008 and 2007                 4

                    Notes to Unaudited Consolidated Financial Statements          5 - 22

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                23 - 27

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk        28

         Item 4.    Controls and Procedures                                           28

Part II  Other Information

         Item 1.    Legal Proceedings                                                 29

         Item 1A.   Risk Factors                                                      29

         Item 4.    Submission of Matters to a Vote of Security Holders               29

         Item 6.    Exhibits                                                          29
Signatures                                                                            30

                         Part I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      CAMBREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                  MARCH 31,    DECEMBER 31,
                                                                                   2008          2007
                                                                                 -----------   -----------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                       $ 40,001      $ 38,488
   Trade receivables, net                                                            41,654        45,003
   Inventories, net                                                                  75,442        61,440
   Prepaid expenses and other current assets                                         21,598        20,104
                                                                                   --------      --------
         Total current assets                                                       178,695       165,035
Property, plant and equipment, net                                                  181,140       165,657
Goodwill                                                                             39,131        35,552
Other non-current assets                                                              6,374         7,218
                                                                                   --------      --------
         Total assets                                                              $405,340      $373,462
                                                                                   ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $ 31,746      $ 26,185
   Accrued expense and other current liabilities                                     60,890        69,702
                                                                                   --------      --------
         Total current liabilities                                                   92,636        95,887
Long-term debt                                                                      119,600       101,600
Deferred income tax                                                                  20,681        19,086
Accrued pension and postretirement benefits                                          31,884        32,104
Other non-current liabilities                                                        21,529        22,728
                                                                                   --------      --------
         Total liabilities                                                          286,330       271,405
Stockholders' equity:
   Common stock, $.10 par value; authorized 100,000,000, issued
     31,406,778 and 31,399,700 shares at respective dates                             3,141         3,140
   Additional paid-in capital                                                        98,837        98,793
   Retained earnings                                                                  8,277         4,031
   Treasury stock, at cost, 2,327,933 and 2,385,066 shares at respective dates      (19,897)      (20,386)
   Accumulated other comprehensive income                                            28,652        16,479
                                                                                   --------      --------
         Total stockholders' equity                                                 119,010       102,057
                                                                                   --------      --------
         Total liabilities and stockholders' equity                                $405,340      $373,462
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

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     ------------------
                                                       2008      2007
                                                     -------   --------
Gross sales                                          $61,706   $ 64,997
   Allowances and rebates                                391        590
                                                     -------   --------
Net sales                                             61,315     64,407
   Other revenues                                       (325)       807
                                                     -------   --------
Net revenues                                          60,990     65,214
Cost of goods sold                                    39,061     40,819
                                                     -------   --------
Gross profit                                          21,929     24,395
Operating expenses:
   Selling, general and administrative expenses       11,334     15,347
   Research and development expenses                   2,256      2,600
   Restructuring expenses                                634      1,682
   Strategic alternative costs                           177     23,130
                                                     -------   --------
      Total operating expenses                        14,401     42,759
Operating profit/(loss)                                7,528    (18,364)
Other expenses/(income):
   Interest expense/(income), net                        706     (1,539)
   Other income, net                                    (125)       (19)
                                                     -------   --------
Income/(loss) before income taxes                      6,947    (16,806)
   Provision/(benefit) for income taxes                2,701     (2,363)
                                                     -------   --------
Income/(loss) from continuing operations             $ 4,246   $(14,443)
Income from discontinued operations, net of tax           --    219,659
                                                     -------   --------
Net income                                           $ 4,246   $205,216
                                                     =======   ========
Basic earnings/(loss) per share:
   Income/(loss) from continuing operations          $  0.15   $  (0.51)
   Income from discontinued operations, net of tax        --       7.82
                                                     -------   --------
   Net income                                        $  0.15   $   7.31
Diluted earnings/(loss) per share:
   Income/(loss) from continuing operations          $  0.15   $  (0.51)
   Income from discontinued operations, net of tax        --       7.82
                                                     -------   --------
   Net income                                        $  0.15   $   7.31
Weighted average shares outstanding:
   Basic                                              29,035     28,071
   Effect of dilutive stock based compensation            58         --
                                                     -------   --------
   Diluted                                            29,093     28,071
   Cash dividends paid per share                     $    --   $   0.03
                                                     =======   ========

     See accompanying notes to unaudite dconsolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               ---------------------
                                                                 2008        2007
                                                               --------   ---------
Cash flows from operating activities:
   Net income                                                  $  4,246   $ 205,216
   Adjustments to reconcile net income to cash flows:
   Depreciation and amortization                                  5,149       4,894
   Write-off of debt origination fees                                --         841
   Strategic alternative and restructuring charges                   78      18,797
   Stock based compensation included in net income                  311       1,819
   Deferred income tax provision                                    447       8,116
   Allowance for doubtful accounts                                   37          53
   Inventory reserve                                                780       1,625
   (Gain)/Loss on sale of assets                                     (2)        175
   Changes in assets and liabilities:
      Trade receivables                                           5,204       3,095
      Inventories                                               (10,999)     (4,017)
      Prepaid expenses and other current assets                  (2,262)       (960)
      Accounts payable and other current liabilities            (11,921)     (4,174)
      Other non-current assets and liabilities                   (2,680)      1,176
   Discontinued operations:
      Gain on sale of businesses                                     --    (232,116)
      Changes in operating assets and liabilities                    --      (4,886)
      Other non-cash charges                                         --       1,359
                                                               --------   ---------
   Net cash (used) in / provided by operating activities        (11,612)      1,013
                                                               --------   ---------
Cash flows from investing activities:
   Capital expenditures                                          (5,176)     (5,478)
   Other investing activities                                       (14)        (15)
   Acquisition of business, net of cash                          (1,216)         --
   Discontinued operations:
      Capital expenditures                                           --        (530)
      Proceeds from sale of business                                 --     460,000
      Other investing activities                                     --          11
                                                               --------   ---------
   Net cash (used) in / provided by investing activities         (6,406)    453,988
                                                               --------   ---------
Cash flows from financing activities:
   Dividends                                                         --        (833)
   Net decrease in short-term debt                                  (12)       (140)
   Long-term debt activity (including current portion):
      Borrowings                                                 23,200      24,279
      Repayments                                                 (5,205)   (182,725)
   Proceeds from stock options exercised                             18      15,962
   Other financing activities                                       (50)        (59)
   Discontinued operations:
      Debt repayments                                                --        (254)
                                                               --------   ---------
      Net cash provided by / (used) in financing activities      17,951    (143,770)
                                                               --------   ---------
Effect of exchange rate changes on cash and cash equivalents      1,580         (62)
                                                               --------   ---------
Net increase in cash and cash equivalents                         1,513     311,169
Cash and cash equivalents at beginning of period                 38,488      33,746
                                                               --------   ---------
Cash and cash equivalents at end of period                     $ 40,001   $ 344,915
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

     The accompanying unaudited consolidated financial statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments, which are of a normal and recurring nature, except as otherwise described herein, and is necessary for a fair statement of financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2007.

     The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

     In February 2007, the Company completed the sale of the businesses that comprised the Bioproducts and Biopharma segments (excluding certain liabilities) for total cash consideration of $463,914, including working capital adjustments. As a result of this transaction, the Company reported a gain of $235,489 in 2007 and all periods presented reflect the results of these businesses as discontinued operations. Refer to Note 12 for a more complete discussion on discontinued operations.

(2)  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Fair Value Measurements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157 "Fair Value Measurements" ("FAS 157"). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Relative to FAS 157, the FASB issued FASB Staff Positions 157-2, which defers the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The effect of adopting this pronouncement (related to financial assets and financial liabilities) did not have a material impact on the Company's financial position or results of operations. The Company is currently evaluating the potential impact of this statement (related to nonfinancial assets and nonfinancial liabilities).

     Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

     The Company adopted FASB Statement No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("FAS 158") for the year ended December 31, 2006. FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement does not impact the amounts recognized in the income statement.

     FAS 158 also requires an employer to measure the funded status of a plan as of the date of the fiscal year end balance sheet. The Company's pension plans and postretirement benefits plan previously had a

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(2)  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

September 30 measurement date. The Company will adopt this measurement requirement effective December 31, 2008. The effect of adopting this pronouncement will not have a material impact on the Company's financial position or results of operations.

     Fair Value Option for Financial Assets and Financial Liabilities

     The Company adopted FASB Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" ("FAS 159") effective January 1, 2008. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. The effect of adopting this pronouncement did not have a material impact on the Company's financial position or results of operations.

     Amendment of FAS 141

     In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), "Business Combinations" ("FAS 141R"). Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. FAS 141R will change the accounting treatment for certain specific items, including:

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(2)  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     Amendment of FAS 133

     In March 2008, the FASB issued FASB Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("FAS 161"). This statement requires enhanced disclosures about derivative and hedging activities and thereby improves the transparency of financial reporting. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This statement is effective for fiscal years beginning after November 15, 2008. The effect of adopting this pronouncement will not have an impact on the Company's financial position or results of operations.

(3)  STOCK-BASED COMPENSATION

     On March 31, 2008, the Company had seven active stock-based employee compensation plans in effect. The Company also had outstanding at March 31, 2008 restricted stock as described below.

     The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted to employees during the three months ended March 31, 2008 and 2007.

     FAS 123(R) "Share-Based Payment" requires companies to estimate the expected forfeitures for all unvested awards and record compensation costs only for those awards that are expected to vest. As of March 31, 2008, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $826. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 3.0 years.

     For the three months ended March 31, 2008 and 2007, the Company recorded $76 and $73, respectively, in selling, general and administrative expenses for stock options. In addition, the Company recorded $185 and $17 in strategic alternative costs and restructuring expenses, respectively, in the three months ended March 31, 2007 for stock options related to the change in control agreements and the reduction in workforce in 2007.

     In addition, for the three months ended March 31, 2008, the Company recorded $27 in strategic alternative costs for expenses associated with the stock option modification due to the special dividend paid on May 3, 2007. The modification reduced the exercise price of all stock options outstanding as of the dividend payment date by $14.00 per share, the amount of the special dividend. As of March 31, 2008, the total compensation cost related to unvested stock option awards that were modified but not yet recognized was $250. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.3 years.

     For the three months ended March 31, 2008 and 2007, the Company recorded $208 and $171, respectively, in selling, general and administrative expenses for restricted stock awarded to senior executives and certain employees. In addition, the Company recorded $1,303 and $70 in strategic alternative costs and restructuring expenses, respectively, in the three months ended March 31, 2007. As of March 31, 2008 the total compensation cost related to unvested restricted stock granted but not yet recognized was $1,967. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.3 years.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(3)  STOCK-BASED COMPENSATION (CONTINUED)

     The following table is a summary of the Company's stock option activity issued to employees and related information:

                                             WEIGHTED
                                              AVERAGE
                                 NUMBER OF   EXERCISE
            OPTIONS                SHARES      PRICE
------------------------------   ---------   --------
Outstanding at January 1, 2008   1,471,757    $20.15
Granted                                 --        --
Exercised                           (2,301)   $ 7.47
Forfeited or expired              (142,800)   $22.71
                                 ---------
Outstanding at March 31, 2008    1,326,656    $19.90
                                 =========
Exercisable at March 31, 2008    1,160,899    $21.12

     The aggregate intrinsic value for all stock options exercised for the three months ended March 31, 2008 and 2007 were $4 and $1,596, respectively. The aggregate intrinsic value for all stock options outstanding as of March 31, 2008 was $74. The aggregate intrinsic value for all stock options exercisable as of March 31, 2008 was $74.

     A summary of the Company's nonvested stock options and restricted stock as of March 31, 2008 and changes during the three months ended March 31, 2008, are presented below:

                                 NONVESTED STOCK OPTIONS      NONVESTED RESTRICTED STOCK
                               ---------------------------   ---------------------------
                                              WEIGHTED-                     WEIGHTED-
                               NUMBER OF    AVERAGE GRANT-   NUMBER OF    AVERAGE GRANT-
                                 SHARES    DATE FAIR VALUE     SHARES    DATE FAIR VALUE
                               ---------   ---------------   ---------   ---------------
Nonvested at January 1, 2008    178,649         $11.34        133,901         $18.11
Granted                              --             --         98,167         $ 9.47
Vested during period               (375)        $ 7.71        (39,954)        $15.68
Forfeited                       (12,531)        $11.44         (7,118)        $16.71
                                -------                       -------
Nonvested at March 31, 2008     165,743         $11.34        184,996         $14.10
                                =======                       =======

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(4)  GOODWILL

     The change in the carrying amount of goodwill for the three months ended March 31, 2008, is as follows:

Balance as of January 1, 2008   $35,552
Acquisition of business           1,406
Translation effect                2,173
                                -------
Balance as of March 31, 2008    $39,131
                                =======

(5)  INCOME TAXES

     The Company recorded tax expense of $2,701 in the three months ended March 31, 2008 compared to a benefit of $2,363 in the three months ended March 31, 2007. This change is due to the change in geographic mix of pre-tax earnings, as well as the recognition of a tax benefit in continuing operations as a result of the sale of the businesses that comprised the Bioproducts and Biopharma segments in February 2007.

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

     The Company adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" as of January 1, 2007. As of January 1, 2008 the Company had approximately $5,116 of unrecognized tax benefits. The total balance of unrecognized benefits at March 31, 2008 of $4,971, if recognized, would affect the effective tax rate. However, of this total, $2,600 related to U.S. tax attributes may be subject to an application of a valuation allowance which would offset the positive effect associated with the recognition of such benefits.

     In the next twelve months the Company may decrease its reserve for unrecognized tax benefits for intercompany transactions by approximately $450 mainly due to the expiration of a statute of limitation period. Additionally, it may decrease this reserve by approximately $937 due to a potential favorable court decision regarding taxability of dividends and statute expiration. These items would impact the income tax provision. Gross interest and penalties of $422 related to the above unrecognized tax benefits are not included in the balance. Consistent with prior periods, the Company recognized interest and penalties within its income tax provision.

     In 2007, the Company finalized an IRS examination for the period 2001-2003. Although not currently under investigation by the IRS, the Company is subject to examination for the years 2004 through 2007. It is also subject to exams in its significant non-U.S. jurisdictions for 2003 and 2005 forward.

     The Company is also subject to audits in various states for various years in which it has filed income tax returns. Recently finalized state audits have not resulted in material adjustments. Open years for the majority of states where the Company files are 2004 and forward.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(6)  NET INVENTORIES

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

     Net inventories at March 31, 2008 and December 31, 2007 consist of the following:

                  March 31,   December 31,
                    2008          2007
                  ---------   ------------
Finished goods     $30,308       $25,646
Work in process     28,336        21,301
Raw materials       13,049        11,058
Supplies             3,749         3,435
                   -------       -------
   Total           $75,442       $61,440
                   =======       =======

(7)  LONG-TERM DEBT

     In February 2007, proceeds from the sale of the businesses that comprised the Bioproducts and Biopharma segments, as discussed in Note 12, were used to repay all outstanding debt under a prior credit facility. Due to this repayment, $841 was recorded in interest expense in 2007 related to the acceleration of unamortized origination fees. In April 2007, the Company entered into a $200,000 five-year Syndicated Senior Revolving Credit Facility which expires in April 2012. The Company pays interest on this credit facility at LIBOR plus 1.25% - 2.00% based upon certain measurements of the Company's financial performance. The credit facility also includes financial covenants regarding interest coverage and leverage ratios. The Company was in compliance with all financial covenants at March 31, 2008. As of March 31, 2008 and December 31, 2007 there was $119,600 and $101,600, respectively, outstanding under this credit facility.

(8)  STRATEGIC ALTERNATIVE COSTS AND RESTRUCTURING EXPENSES

     Strategic Alternative Costs

     Strategic alternative costs include costs that the Company has incurred related to the decision to sell the businesses that comprised the Bioproducts and Biopharma segments in February 2007. These costs are not considered part of the restructuring program or a part of discontinued operations under current accounting guidance.

     Total strategic alternative costs for the three months ended March 31, 2008 and 2007 were $177 and $23,130 respectively. Included in the three months ended March 31, 2008 are charges of $57 related to certain benefits which became payable under change in control agreements between the Company and four of its current or former executives due to the sale of the Bioproducts and Biopharma segments. These costs totaled $18,188 in the three months ended March 31, 2007. Also included in strategic alternative costs for the three months ended March 31, 2008 and 2007 are retention bonuses of $0 and $4,489, respectively; this includes amounts paid to certain current employees for continued employment, generally through September 30, 2007 and December 31, 2007, costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the divestiture of $27 and $0, respectively, and external advisor costs of $93 and $453, respectively. The Company may recognize additional expense in future quarters as the potential for hanges in estimates exists. Substantially all of these charges have been or will be paid in cash. The exact timing of the payments is uncertain at this time but the majority is expected to be in 2008 with the remainder in 2009.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(8)  STRATEGIC ALTERNATIVE COSTS AND RESTRUCTURING CHARGES EXPENSES (CONTINUED)

     Corporate Office Restructuring

     The Company announced plans to eliminate approximately 30 employee positions at the corporate office upon completion of the sale of the businesses that comprised the Bioproducts and Biopharma segments in February 2007. This plan included certain one-time benefits for employees terminated and was substantially completed as of December 31, 2007. For the three months ended March 31, 2008, the Company recognized expense of $73, all of which will be paid in cash. For the three months ended March 31, 2007, the Company recognized expense of $1,682.

     The following table reflects the activity related to the severance reserve through March 31, 2008:

                                                 2008 Activity
                            December 31, 2007  -----------------  March 31, 2008
                                 Reserve                  Cash        Reserve
                                 Balance       Expense  Payments      Balance
                            -----------------  -------  --------  --------------
Employee termination costs         $812          $73     $(509)         $376
                                   ----          ---     -----          ----
                                   $812          $73     $(509)         $376
                                   ====          ===     =====          ====

     Consolidation of Domestic Research and Development Activities

     In November 2007, the Company announced that it would consolidate its United States research and development ("R&D") activities and small scale active pharmaceutical ingredient ("API") production with its facility in Charles City, Iowa. As a result of the consolidation, the Company's New Jersey R&D facility was substantially closed as of December 31, 2007. Due to the closure eighteen employee positions have been eliminated as of March 31, 2008.

     The restructuring reserve at December 31, 2007 consisted of the present value of the remaining lease payments under the Company's current operating lease at the New Jersey R&D facility (reduced by estimated sublease income) of $998 and severance of $356. Costs related to this plan are recorded as restructuring expenses on the income statement. The operating lease expires in December 2010. In accordance with accounting guidance, the severance and retention charges are being recognized ratably over the remaining service period. An additional charge of $561 was recognized in the three months ended March 31, 2008. This charge consists of $341 in rent and related costs, severance of $115 and $105 in clean-up costs. Lease payments are approximately $1,400 per year. As a result of closing this facility, cost savings going forward amounts to approximately $2,100 per year related to personnel costs which will be offset by continued lease expense.

     The following table reflects the activity related to the restructuring reserve through March 31, 2008:

                                                      2008 Activity
                                 Decmeber 31, 2007  -----------------  March 31, 2008
                                      Reserve                  Cash        Reserve
                                      Balance       Expense  Payments      Balance
                                 -----------------  -------  --------  --------------
Employee termination costs           $  356           $115    $(329)       $  142
Present value of lease payments         998              1      (95)          904
                                     ------           ----    -----        ------
                                     $1,354           $116    $(424)       $1,046
                                     ======           ====    =====        ======

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(9)  COMPREHENSIVE INCOME

     The following table reflects the components of comprehensive income for the three months ended March 31, 2008 and 2007:

                                                                    Three months ended
                                                                          March 31,
                                                                    ------------------
                                                                       2008     2007
                                                                    --------  --------
Net income                                                          $  4,246  $205,216
Foreign currency translation                                          13,809       229
Reclassification adjustment for gain on disposition of business
on foreign currency translation included in net income                    --      (483)
Unrealized (loss)/gain on hedging contracts, net of tax               (1,768)       77
Unrealized loss on available-for-sale securities, net of tax              --      (447)
Reclassification adjustment for net realized gain on available-
for-sale securities included in net income                                --      (734)
Pension, net of tax                                                      132       399
Reclassification adjustment for loss on disposition of business -
pension, included in net income                                           --     1,320
                                                                    --------  --------
   Total                                                            $ 16,419  $205,577
                                                                    ========  ========

     In the three months ended March 31, 2007 the Company sold an available-for-sale security. For purposes of computing gains or losses, cost is identified on a specific identification basis. The Company recorded a gain of $734 to other income at the actual sale date.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(10) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

     The components of net periodic pension cost for the Company's domestic plans for the three months ended March 31, 2008 and 2007 are as follows:

                                         March 31,  March 31,
                                           2008       2007
                                         ---------  ---------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                               $    --    $ 335
Interest cost                                  878      898
Expected return on plan assets              (1,021)    (921)
Amortization of prior service costs            109        5
Recognized actuarial loss                       24       52
Curtailments                                    --      337
                                           -------    -----
Net periodic benefit cost                  $   (10)   $ 706
                                           =======    =====

       The sale of the businesses that comprised the Bioproducts and Biopharma segments in February 2007 required the Company to recognize a curtailment charge of $337 for the pension plans in 2007 which is recorded in discontinued operations. Effective August 31, 2007, the domestic pension plans were suspended.

       The Company has a Supplemental Executive Retirement Plan ("SERP") for key executives. This plan is non-qualified and unfunded.

       The components of net periodic benefit cost for the Company's SERP Plan for the three months ended March 31, 2008 and 2007 is as follows:

                                          March 31,   March 31,
                                            2008        2007
                                          ---------   ---------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                 $--        $ 38
Interest cost                                 76          74
Recognized actuarial loss                      1           4
Curtailments                                  --          11
                                             ---        ----
Net periodic benefit cost                    $77        $127
                                             ===        ====

     The sale of the businesses that comprised the Bioproducts and Biopharma segments in February 2007 required the Company to recognize a curtailment charge of $11 for the SERP plan in 2007 which is recorded in discontinued operations. Effective August 31, 2007, the SERP plan was suspended.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(10) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

     The components of net periodic pension cost for the Company's international plan for the three months ended March 31, 2008 and 2007 are as follows:

                                          March 31,   March 31,
                                            2008        2007
                                          ---------   ---------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                 $137       $111
Interest cost                                 218        160
Recognized actuarial loss/(gain)               33        (17)
Amortization of prior service cost             (2)        (2)
                                             ----       ----
Net periodic benefit cost                    $386       $252
                                             ====       ====

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

     The components of net periodic postretirement benefit cost for the three months ended March 31, 2008 and 2007 are as follows:

                                                    March 31,   March 31,
                                                    2008        2007
                                                    ---------   ---------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost of benefits earned                       $  6        $  5
Interest cost                                           27          27
Actuarial loss recognized                               14          17
Amortization of unrecognized prior service credit      (39)        (39)
                                                      ----        ----
   Net periodic benefit cost                          $  8        $ 10
                                                      ====        ====

(11) CONTINGENCIES

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

(11) CONTINGENCIES (CONTINUED)

adverse effect on the Company's financial condition, operating results and cash flows in a future reporting period.

     Environmental

     In connection with laws and regulations pertaining to the protection of the environment, the Company and its subsidiaries are a party to several environmental proceedings and remediation investigations and cleanups and, along with other companies, have been named potentially responsible parties ("PRP") for certain waste disposal sites ("Superfund sites"). Additionally, as discussed in the "Sale of Rutherford Chemicals" section of this Note, the Company has retained the liability for certain environmental proceedings, associated with the Rutherford Chemicals business.

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

     In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $7,097 and $6,905 at March 31, 2008 and December 31, 2007, respectively. The increase in the accrual includes adjustment to a reserve of $134 and the impact of currency of $137 partially offset by payments of $79. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where remediation costs may not be estimable at the reporting date.

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

     Cosan

     The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. Prior to the acquisition of Cosan by the Company, the operations were moved to another location and thereafter Cambrex purchased the business. In 1997, Cosan entered into an Administrative

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(11) CONTINGENCIES (CONTINUED)

Consent Order with the NJDEP. Under the Administrative Consent Order, Cosan was required to complete an investigation of the extent of the contamination related to the Clifton site and conduct remediation as may be necessary. During the third quarter of 2005, the Company completed the investigation related to the Clifton site, which extends to adjacent properties. The results of the investigation caused the Company to increase its related reserves by $1,300 in 2005 based on the proposed remedial action plan. The Company submitted the results of the investigation and proposed remedial action plan to the NJDEP. In late 2006, the NJDEP requested that an additional investigation be conducted at the site. The Company estimated that the additional work will cost approximately $240, and as such, increased the related reserve in the first quarter of 2007. The Company submitted its plan for additional work to the NJDEP in April 2007. In August 2007 the NJDEP approved the Company's work plan and the additional investigation has commenced. As of March 31, 2008, the reserve was $1,399. The results of the additional investigation may impact the remediation plan and costs.

     Additionally, there is a reserve of $1,098 as of March 31, 2008 for the Cosan Carlstadt, N.J. site related to an Administrative Consent Order with the NJDEP entered into in 1985 in connection with the acquisition of Cosan. In September 2004, the reserve was increased based on the investigations completed to date and the proposed Remedial Action Work Plan ("RAW") submitted to the NJDEP for their approval. The NJDEP subsequently rejected the RAW and required the Company to perform additional investigative work prior to approval of a new RAW. The Company's reserves were increased to cover the additional investigative work. The results of this additional investigative work may impact the RAW and costs.

     Berry's Creek

     In March 2006, the Company received notice from the United States Environmental Protection Agency ("USEPA") that two former operating subsidiaries are considered PRPs at the Berry's Creek Superfund Site, Bergen County, New Jersey. The operating companies are among many other PRPs that were listed in the notice. Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry's Creek Site. The Company has met with the other PRPs. Both operating companies joined the group of PRPs and filed a joint response to the USEPA agreeing to jointly negotiate to conduct or fund (along with other PRPs) an appropriate remedial investigation and feasibility study of the Berry's Creek Site. The PRPs have engaged technical and allocation consultants to evaluate investigation and remedial alternatives and develop a method to allocate related costs among the PRPs. In December 2007 the PRPs reached a tentative agreement on the allocation of the site investigation costs and at March 31, 2008 the Company's reserve was $537. The investigation is expected to take several years and at this time it is too early to predict the extent of any additional liabilities.

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

(11) CONTINGENCIES (CONTINUED)

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

     Until 1997, reserves were assessed and established based on the information available. In November 1997, a settlement was reached between Nepera, Inc., the former owner mentioned above, and the original owner of the Harriman operations, pertaining to past and future costs of remediating the Maybrook and Harriman Sites ("the Sites"). Under the terms of the settlement, the original site owner paid approximately $13,000 to provide for past and future remediation costs at the two sites in exchange for a release from the requirement to clean up the two sites, and the settlement funds were placed in a trust for the benefit of remediating the two sites on behalf of Nepera and the other former site owner. Nepera and the prior owner were reimbursed their past costs from the trust. Nepera had believed that the remaining funds available in the trust would be sufficient to provide for the future remediation costs for the Sites. Accordingly, the estimated range of liability for the Sites was offset against the settlement funds.

     Based on currently available information, Nepera believed that the current trust balance would not cover the remaining work to be completed at Harriman and under the final Maybrook ROD issued in September 2007. As such the Company increased its reserve by $1,000 during 2007, which was recorded in discontinued operations, for its expected share of the shortfall based on currently available information. As of March 31, 2008, the reserve recorded on the books was $1,200. The foregoing matters were retained by Nepera under the 2003 Purchase Agreement as well as the settlement reached in the Rutherford matter (see "Sale of Rutherford Chemicals" section of this Note).

     The Company is involved in other matters where the range of liability is not reasonably estimable at this time and it is not determinable when information will become available to provide a basis for adjusting or recording an accrual, should an accrual ultimately be required.

          Solvent Recoveries Superfund Site

     In 1992, the USEPA notified Humphrey Chemical Co., Inc. ("Humphrey") of its possible involvement as one of approximately 1,300 PRPs at a Superfund site ("the site") in Southington, Connecticut, once operated by Solvent Recoveries, Inc. Humphrey joined the PRP group, which has agreed with the USEPA to perform a Remedial Investigation/Feasibility Study ("RIFS"). The RIFS has been completed and the USEPA has proposed remediation of the Site. Humphrey anticipates exposure of approximately $315 in the coming years. The Company has increased reserves to cover Humphrey's anticipated exposure.

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

(11) CONTINGENCIES (CONTINUED)

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

     In April 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of litigation brought by a class of direct purchasers. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter. Cambrex recorded an $11,342 charge (discounted to the present value due to the five year pay-out) in the first quarter of 2003 as a result of this settlement. In accordance with the agreement $10,815 has been paid through March 31, 2008 and the remaining $1,600 was paid in April 2008.

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

          Vitamin B-3

     In May 1998, Nepera, which manufactured and sold niacinamide ("Vitamin B-3"), received a Federal Grand Jury subpoena for the production of documents relating to the pricing and possible customer allocation with regard to that product. In 2000, Nepera reached an agreement with the government as to its alleged role in Vitamin B-3 violations from 1992 to 1995. The Canadian government claimed similar violations. All government suits in the U.S. and Canada have been concluded.

     Nepera has been named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3. The actions seek injunctive relief and unspecified but substantial damages. All cases have been settled within established reserve amounts.

     Settlement documents are expected to be finalized and payments are expected to be made during the next several months. The balance of the reserves recorded within accrued liabilities related to this matter was $1,577 as of March 31, 2008.

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

(11) CONTINGENCIES (CONTINUED)

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

     Under the Settlement Agreement:

          - In the third quarter of 2007 (i) the Company paid the Buyers the sum of $636 in reimbursement for past remediation expenses at the Rutherford Business facilities; and (ii) the Buyers paid the Company (pound)400 (approximately $813) for reimbursement of certain tax refunds received from United Kingdom taxing authorities.

          - The Buyers also agreed to pay to an account (the "Escrow Account") created under the Escrow Agreement the sum of $3,149 plus interest subsequent to September 30, 2007, representing the amount owed on a Subordinated Promissory Note issued as consideration under the Purchase Agreement. The Buyers paid $1,000 of such amount in September 2007 and $2,193 in November 2007.

          - The Company also agreed to make payment to the Escrow Account within 30 days after the Buyers' Final Note Payment. The Company paid $4,421 in January 2008.

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

(11) CONTINGENCIES (CONTINUED)

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

     In late 2007 the Company entered into a Memorandum of Understanding regarding the settlement of all claims in this matter. The settlement includes a payment to class members of an amount which is well within the policy limits of, and is expected to be paid by, the Company's insurance. As a result, it is not expected to impact the Company's operating results. Cambrex continues to deny liability in the matter. The settlement is subject to final approval by the Court and entry of an agreed upon Final Judgment. Class members will have the opportunity to either object to the terms of the settlement or to opt out of the class.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(11) CONTINGENCIES (CONTINUED)

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

     In August 2007 the United States District Court, Southern District of New York, granted the Company's pending Motion for Summary Judgment in the Baltimore Litigation. The Company's Motion had been pending since late 2006. The Sellers have filed a notice of appeal. Management continues to believe the matter to be without merit and continues its defense of this matter. Appellate briefs have been exchanged and the parties are awaiting a date for oral arguments to be scheduled.

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

     Additionally, as permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that covers a portion of any potential exposure. The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of March 31, 2008.

     In addition to the matters identified above, Cambrex's subsidiaries are party to a number of other proceedings that are not considered material at this time.

(12) DISCONTINUED OPERATIONS

     In February 2007, the Company completed the sale of the businesses that comprised the Bioproducts and Biopharma segments (excluding certain liabilities) for cash consideration of $463,914, including working capital adjustments. As a result of the transaction, the Company recorded a gain of $235,489 in 2007 and all periods presented reflect the results of these businesses as discontinued operations.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(12) DISCONTINUED OPERATIONS (CONTINUED)

     The following table reflects revenues and income from the discontinued operations:

                                                            Three months ended March 31,
                                                            ----------------------------
                                                                   2008     2007
                                                                   ----   --------
Revenues                                                            $-    $ 20,335
                                                                   ====   ========
Pre-tax income from operations of discontinued operations           $-    $    545
                                                                   ----   --------
Gain on sale of Bioproducts and Biopharma segments                   -     232,116
                                                                   ----   --------
Income from discontinued operations before income taxes             $-    $232,661
                                                                   ----   --------
Provision for income taxes                                           -      13,002
                                                                   ----   --------
Income from discontinued operations, net of tax                     $-    $219,659
                                                                   ====   ========


                      CAMBREX CORPORATION AND SUBSIDIARIES
                    (dollars in thousands, except share data)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

     The following significant events occurred during the first quarter of 2008 which affected reported operating profit:

     - A charge of $634 recorded within operating expenses for restructuring expenses.

     - A charge of $177 recorded within operating expenses for strategic alternative costs.

RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 2008 VERSUS FIRST QUARTER 2007

     Gross sales in the first quarter 2008 of $61,706 were $3,291 or 5.1% below the first quarter 2007. Gross sales were favorably impacted 6.3% due to exchange rates reflecting a weaker U.S. dollar. This decrease is primarily due to lower sales of a gastrointestinal active pharmaceutical ingredient, lower custom development revenues and lower volumes of fine chemicals and feed additives, partially offset by higher demand for controlled substances.

     Gross margins decreased to 35.5% in the first quarter 2008 from 37.5% in the first quarter 2007. Excluding the impact of foreign currency, gross margins were 36.9% in the first quarter 2008. This decrease is primarily due to lower pricing and higher costs associated with the start-up of the finishing facility at the Milan facility partially offset by favorable product mix.

     The following table reflects sales by geographic area for the three months ended March 31, 2008 and 2007:

                         2008      2007
                       -------   -------
North America          $21,286   $22,473
Europe                  34,736    38,567
Asia                     3,571     2,007
Other                    2,113     1,950
                       -------   -------
   Total Gross Sales   $61,706   $64,997
                       =======   =======

     Selling, general and administrative expenses of $11,334 or 18.4% of gross sales in the first quarter 2008 decreased from $15,347, or 23.6% in the first quarter 2007. The decrease in expense is due mainly to significantly lower costs due to the restructuring of the corporate office and unusually high litigation expense in the first quarter of 2007, as well as reductions in spending at all operating sites partially offset by an unfavorable impact from foreign currency exchange.

     In November 2007 the Company announced that it would consolidate its United States research and development ("R&D") activities and small scale active pharmaceutical ingredient ("API") production with its facility in Charles City, Iowa. This consolidation was substantially completed at December 31, 2007. All costs, net of expected sublease income, related to the existing operating lease at the New Jersey R&D facility will be recorded as restructuring expenses in the income statement. During the first quarter of 2008, the Company recorded $634 in restructuring expenses. This charge consists of $341 in rent and related costs, severance of $115 and $105 in clean-up costs at the New Jersey R&D facility. Also included in restructuring expenses is approximately $73 in severance costs at the corporate office. During the first quarter of 2007 the Company recorded $1,682 in restructuring expenses primarily consisting of severance and retention bonuses related to the restructuring of the corporate office.

     Strategic alternative costs of $177 in the first quarter of 2008 include expenses related to change-in-control liabilities, severance and a project to streamline our legal structure to improve cash flow and reduce the Company's consolidated effective tax rate. In the first quarter of 2007, strategic alternative costs include costs that the Company has incurred related to the decision to sell the Bioproducts and Biopharma segments in February 2007. These charges of $18,188 related to certain benefits which became payable under change in control agreements between the Company and four of its current or former executives due to the sale of the Bioproducts and Biopharma segments.

     Also included in strategic alternative costs in the first quarter of 2007 is $4,489 of retention bonuses that were paid in connection with the sale of the Bio Businesses as well as for continued employment. Additional costs including those associated with the payment of the special dividend in connection with the divestiture amounted to approximately $453 during the first quarter of 2007.

     Research and development expenses of $2,256 were 3.7% of gross sales in the first quarter 2008, compared to $2,600 or 4.0% of gross sales in the first quarter 2007. The decrease is primarily due to lower costs at the recently closed New Jersey R&D facility. The impact of foreign currency exchange was negligible.

     Operating profit in the first quarter of 2008 was $7,528 compared to a loss of $18,364 in the first quarter of 2007. The results reflect lower operating expenses due to strategic alternative costs and restructuring expenses and lower corporate spending partially offset by lower gross margins as discussed above.

     Net interest expense was $706 in the first quarter of 2008 compared to net interest income of $1,539 in the first quarter of 2007. These results primarily reflect higher average debt partially offset by lower interest rates. Interest income was also considerably higher in the first quarter of 2007 compared to 2008 due to interest earned on the proceeds from the sale of the Bioproducts and Biopharma segments. The first quarter of 2007 also includes the acceleration of unamortized origination fees related to the repayment of the credit facility of $841. The average interest rate on debt was 5.3% in the first quarter of 2008 versus 6.1% in the first quarter of 2007.

     The effective tax rate for the first quarter 2008 was 38.9% compared to a 14.1% benefit in the first quarter 2007. The tax provision in the first quarter 2008 was $2,701 compared to a benefit of $2,363 in the first quarter of 2007. This change is due to the geographic mix of pre-tax earnings, as well as the recognition of a tax benefit in continuing operations as a result of the sale of the businesses that comprised the Bioproducts and Biopharma segments in the first quarter of 2007. The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized. As such, improvements in domestic, and certain foreign, pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

     Income from continuing operations in the first quarter of 2008 was $4,246, or $0.15, per diluted share versus a loss of $14,443, or $0.51 per diluted share in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $1,513 in the first three months of 2008. During the three months ended March 31, 2008, cash used in operations was $11,612 versus cash provided by operations of $1,013 in the same period a year ago. The decrease in cash flows from operations in the first three months of 2008 versus the first three months of 2007 is due primarily to the pay down of several year end accruals, including the Rutherford settlement and change in control payments and an increase in inventories based on expected timing of shipments.

     Cash flows used in investing activities in the first three months of 2008 of $6,406 primarily reflects capital expenditures of $5,176 compared to $5,478 in 2007. Part of the funds in 2008 were used for a new mid-scale Pharma manufacturing facility in Karlskoga, Sweden, an API purification facility in Milan, Italy and capital improvements to existing facilities.

     Cash flows provided by financing activities in the first three months of 2008 of $17,951 primarily represents net borrowings of $17,983. In the first three months of 2007 financing activities include a net pay down of debt of $158,586 and dividends paid of $833 partially offset by proceeds from stock options exercised of $15,962.

     During the first three months of 2007, the Company paid cash dividends of $0.03 per share.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     Fair Value Measurements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157 "Fair Value Measurements" ("FAS 157"). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Relative to FAS 157, the FASB issued FASB Staff Positions 157-2, which defers the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The effect of adopting this pronouncement (related to financial assets and financial liabilities) did not have a material impact on the Company's financial position or results of operations. The Company is currently evaluating the potential impact of this statement (related to nonfinancial assets and nonfinancial liabilities).

     Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

     The Company adopted FASB Statement No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("FAS 158") for the year ended December 31, 2006. FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement does not impact the amounts recognized in the income statement.

     FAS 158 also requires an employer to measure the funded status of a plan as of the date of the fiscal year end balance sheet. The Company's pension plans and postretirement benefits plan previously had a September 30 measurement date. The Company will adopt this measurement requirement effective December 31, 2008. The effect of adopting this pronouncement will not have a material impact on the Company's financial position or results of operations.

     Fair Value Option for Financial Assets and Financial Liabilities

     The Company adopted FASB Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" ("FAS 159") effective January 1, 2008. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. The effect of adopting this pronouncement did not have a material impact on the Company's financial position or results of operations.

     Amendment of FAS 141

     In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), "Business Combinations" ("FAS 141R"). Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. FAS 141R will change the accounting treatment for certain specific items, including:

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

     Amendment of FAS 133

     In March 2008, the FASB issued FASB Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("FAS 161"). This statement requires enhanced disclosures about derivative and hedging activities and thereby improves the transparency of financial reporting. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This statement is effective for fiscal years beginning after November 15, 2008. The effect of adopting this pronouncement will not have an impact on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

     This document may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under The Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities. These statements may be identified by the fact that they use words such as "expects," "anticipates," "intends," "estimates," "believes" or similar expressions are used in connection with any discussion of future financial and operating performance. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q. Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including, but not limited to, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation disclosed in the Company's public filings, changes in foreign exchange rates, uncollectible receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the Company's ability to receive regulatory approvals for its products and the accuracy of the Company's current estimates with respect to its earnings and profits for tax purposes in 2007. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for us to predict which will arise. In addition, the Company cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     For further details and a discussion of these and other risks and uncertainties, investors are cautioned to review the Cambrex 2007 Annual Report on Form 10-K, including the Forward-Looking Statement section therein, and other filings with the U.S. Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There has been no significant change in our exposure to market risk during the first three months of 2008. For a discussion of the Company's exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2007.

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

     We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. The Company's management has concluded that the financial statements included in this Form 10-Q are a fair presentation in all material respects the Company's financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     There were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended March 31, 2008.

PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 1 LEGAL PROCEEDINGS

     See the discussion under Part I, Item 1, Note 11 to the Consolidated Financial Statements.

ITEM 1A RISK FACTORS

     There have been no material changes to our risk factors and uncertainties during the first three months of 2008. For a discussion of the Risk Factors, refer to Part I, Item 1A, "Risk Factors," contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2007.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     1. At the Annual Meeting of Stockholders held on April 24, 2008, four Directors in Class III were elected to hold office as Directors of the Company until the 2009 Annual Meeting of Stockholders.

Nominees           Votes For   Votes Withheld
--------          ----------   --------------
William B. Korb   25,800,838        669,403
James A. Mack     25,736,766        233,475
John R. Miller    23,762,164      2,708,077
Peter Tombros     25,464,614      1,005,627

     2. Also, the Stockholders voted for the appointment of BDO Seidman, LLP as the Company's Registered Independent Public Accounting Firm for 2008.

Votes For    Votes Against   Votes Abstained
---------    -------------   ---------------
26,411,749       47,800           10,691

ITEM 6 EXHIBITS

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

                                   CAMBREX CORPORATION


                                   By /s/ Gregory P. Sargen
                                      -----------------------------------
                                      Gregory P. Sargen
                                      Vice President and Chief Financial Officer
                                      (On behalf of the Registrant and as the
                                      Registrant's Principal Financial Officer)

Dated: May 2, 2008