Form 10-Q
period 2008-06-30
CAMBREX CORP
filed 2008-08-06
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2008

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          for the transition period from __________ to _______________

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

                                Yes [X]. No [ ].

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer [ ]                   Accelerated filer [X]

          Non-accelerated filer [ ]                Smaller reporting company [ ]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]. No [X].

     As of July 31, 2008, there were 29,164,020 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                       For The Quarter Ended June 30, 2008
                                Table of Contents

                                                                                  Page No.
                                                                                  --------
Part I    Financial information

          Item 1.    Financial Statements

                     Consolidated Balance Sheets as of
                     June 30, 2008 and December 31, 2007                                 2

                     Consolidated Statements of Operations
                     for the three and six months ended June 30, 2008 and 2007           3

                     Consolidated Statements of Cash Flows
                     for the six months ended June 30, 2008 and 2007                     4

                     Notes to Unaudited Consolidated Financial Statements           5 - 22

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                 23 - 29

          Item 3.    Quantitative and Qualitative Disclosures about Market Risk         30

          Item 4.    Controls and Procedures                                            30

Part II   Other information

          Item 1.    Legal Proceedings                                                  31

          Item 1A.   Risk Factors                                                       31

          Item 6.    Exhibits                                                           31

Signatures                                                                              32

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CAMBREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                    JUNE 30,    DECEMBER 31,
                                                                      2008          2007
                                                                  -----------   ------------
                                                                  (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                        $ 24,336      $ 38,488
   Trade receivables, net                                             37,854        45,003
   Inventories, net                                                   76,526        61,440
   Prepaid expenses and other current assets                          19,930        20,104
                                                                    --------      --------
      Total current assets                                           158,646       165,035
Property, plant and equipment, net                                   184,982       165,657
Goodwill                                                              39,036        35,552
Other non-current assets                                               6,308         7,218
                                                                    --------      --------
      Total  assets                                                 $388,972      $373,462
                                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $ 24,309      $ 26,185
   Accrued expense and other current liabilities                      53,374        69,702
                                                                    --------      --------
      Total current liabilities                                       77,683        95,887
Long-term debt                                                       115,700       101,600
Deferred income tax                                                   20,737        19,086
Accrued pension and postretirement benefits                           31,613        32,104
Other non-current liabilities                                         20,295        22,728
                                                                    --------      --------
      Total liabilities                                              266,028       271,405
Stockholders' equity:
   Common stock, $.10 par value; authorized 100,000,000, issued
      31,406,778 and 31,399,700 shares at respective dates             3,140         3,140
   Additional paid-in capital                                         99,635        98,793
   Retained earnings                                                  10,113         4,031
   Treasury stock, at cost, 2,301,802 and 2,385,066 shares at
      respective dates                                               (19,674)      (20,386)
   Accumulated other comprehensive income                             29,730        16,479
                                                                    --------      --------
      Total stockholders' equity                                     122,944       102,057
                                                                    --------      --------
      Total liabilities and stockholders' equity                    $388,972      $373,462
                                                                    ========      ========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                  JUNE 30,              JUNE 30,
                                                            ------------------   -------------------
                                                              2008      2007       2008       2007
                                                            -------   --------   --------   --------
Gross sales                                                 $66,226   $63,081    $127,932   $128,078
   Allowances and rebates                                       553       184         944        774
                                                            -------   -------    --------   --------
Net sales                                                    65,673    62,897     126,988    127,304
   Other revenues                                               140       (42)       (185)       765
                                                            -------   -------    --------   --------
Net revenues                                                 65,813    62,855     126,803    128,069
Cost of goods sold                                           46,002    38,917      85,063     79,736
                                                            -------   -------    --------   --------
Gross profit                                                 19,811    23,938      41,740     48,333
Operating expenses:
   Selling, general and administrative expenses              11,410    10,556      22,744     25,903
   Research and development expenses                          1,917     2,961       4,173      5,561
   Restructuring expenses                                       514     1,901       1,148      3,583
   Strategic alternative costs                                  398     4,564         575     27,694
                                                            -------   -------    --------   --------
      Total operating expenses                               14,239    19,982      28,640     62,741
Operating profit/(loss)                                       5,572     3,956      13,100    (14,408)
Other expenses/(income):
   Interest expense/(income), net                               640      (871)      1,346     (2,410)
   Other expenses/(income), net                                  99       401         (26)       382
                                                            -------   -------    --------   --------
Income/(loss) before income taxes                             4,833     4,426      11,780    (12,380)
   Provision/(benefit) for income taxes                       2,997     1,971       5,698       (392)
                                                            -------   -------    --------   --------
Income/(loss) from continuing operations                    $ 1,836   $ 2,455    $  6,082   $(11,988)
(Loss)/income from discontinued operations, net of tax           --      (181)         --    219,478
                                                            -------   -------    --------   --------
Net income                                                  $ 1,836   $ 2,274    $  6,082   $207,490
                                                            =======   =======    ========   ========
Basic earnings per share:
   Income/(loss) from continuing operations                 $  0.06   $  0.09    $   0.21   $  (0.42)
   (Loss)/income from discontinued operations, net of tax   $    --   $ (0.01)   $     --   $   7.73
                                                            -------   -------    --------   --------
   Net income                                               $  0.06   $  0.08    $   0.21   $   7.31
Diluted earnings per share:
   Income/(loss) from continuing operations                 $  0.06   $  0.08    $   0.21   $  (0.42)
   (Loss)/income from discontinued operations, net of tax   $    --   $  0.00    $     --   $   7.73
                                                            -------   -------    --------   --------
   Net income                                               $  0.06   $  0.08    $   0.21   $   7.31
Weighted average shares outstanding:
   Basic                                                     29,090    28,711      29,063     28,393
   Effect of dilutive stock based compensation                   11       238          49         --
                                                            -------   -------    --------   --------
   Diluted                                                   29,101    28,949      29,112     28,393
   Cash dividends paid per share                            $    --   $ 14.00    $     --   $  14.03
                                                            =======   =======    ========   ========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                --------------------
                                                                  2008       2007
                                                                --------   ---------
Cash flows from operating activities:
   Net income                                                   $  6,082   $ 207,490
   Adjustments to reconcile net income to cash flows:
   Depreciation and amortization                                  10,432       9,645
   Write-off of debt origination fees                                 --         841
   Strategic alternative and restructuring charges                   232      21,862
   Stock based compensation included in net income                 1,287       4,589
   Deferred income tax provision                                     683       6,991
   Allowance for doubtful accounts                                    86         (29)
   Inventory reserve                                               1,476       2,165
   (Loss) / gain on sale of assets                                   (99)        235
   Changes in assets and liabilities:
      Trade receivables                                            8,844       9,041
      Inventories                                                (13,171)     (7,807)
      Prepaid expenses and other current assets                   (3,801)        692
      Accounts payable and other current liabilities             (21,329)     (9,961)
      Other non-current assets and liabilities                    (2,656)       (599)
   Discontinued operations:
      Gain on sale of businesses                                      --    (235,607)
      Rutherford settlement, net of tax                               --       4,007
      Changes in operating assets and liabilities                     --      (5,310)
      Other non-cash charges                                          --       1,359
                                                                --------   ---------
   Net cash (used) in / provided by operating activities         (11,934)      9,604
                                                                --------   ---------
Cash flows from investing activities:
   Capital expenditures                                          (16,460)    (11,774)
   Other investing activities                                         --         (15)
   Acquisition of business, net of cash                           (1,264)         --
   Discontinued operations:
      Capital expenditures                                            --        (530)
      Proceeds from sale of business                                  --     463,914
      Other investing activities                                      --          11
                                                                --------   ---------
   Net cash (used) in / provided by investing activities         (17,724)    451,606
                                                                --------   ---------
Cash flows from financing activities:
   Dividends                                                          --    (402,200)
   Net decrease in short-term debt                                   (33)       (135)
   Long-term debt activity (including current portion):
      Borrowings                                                  39,100     127,200
      Repayments                                                 (25,011)   (200,222)
   Proceeds from stock options exercised                              18      20,947
   Other financing activities                                        (50)        (59)
   Discontinued operations:
      Debt repayments                                                 --        (254)
                                                                --------   ---------
      Net cash provided by / (used) in financing activities       14,024    (454,723)
                                                                --------   ---------
Effect of exchange rate changes on cash and cash equivalents       1,482       1,000
                                                                --------   ---------
Net (decrease) / increase in cash and cash equivalents           (14,152)      7,487
Cash and cash equivalents at beginning of period                  38,488      33,746
                                                                --------   ---------
Cash and cash equivalents at end of period                      $ 24,336   $  41,233
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

     The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

(2) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Fair Value Measurements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157 "Fair Value Measurements" ("FAS 157"). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Relative to FAS 157, the FASB issued FASB Staff Position 157-2, which defers the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The effect of adopting this pronouncement (related to financial assets and financial liabilities) did not have a material impact on the Company's financial position or results of operations. The Company is currently evaluating the potential impact of this statement (related to nonfinancial assets and nonfinancial liabilities).

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

          -    acquisition costs will generally be expensed as incurred;

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

(3)  STOCK BASED COMPENSATION

     On June 30, 2008, the Company had seven active stock-based employee compensation plans in effect. The Company also had outstanding at June 30, 2008 restricted stock as described below.

     The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for the stock options granted to employees during the three and six months ended June 30, 2008 was $1.88. The weighted-average fair value per share for the stock options granted to employees during the three and six months ended June 30, 2007 was $8.30.

     FAS 123(R) "Share-Based Payment" requires companies to estimate the expected forfeitures for all unvested awards and record compensation costs only for those awards that are expected to vest. As of June 30, 2008, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $1,067. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 3.5 years.

     For the three months ended June 30, 2008 and 2007, the Company recorded $229 and $23, respectively, in selling, general and administrative expenses for stock options, which includes $136 for the acceleration of stock options previously awarded to the former CEO. In addition, for the three months ended June 30, 2008 and 2007, the Company recorded $9 and $20, respectively, in restructuring expenses for stock options related to the reduction in workforce. For the six months ended June 30, 2008 and 2007, the Company recorded $305 and $96, respectively, in selling, general and administrative expenses from stock options, which includes $136 for the acceleration of stock options previously awarded to the former CEO. In addition, for the six months ended June 30, 2008 and 2007, the Company recorded $9 and $37 in restructuring expenses for stock options related to the reduction in workforce. The Company recorded $198, in the first six months of 2007, in strategic alternative costs for stock options related to the change in control agreements.

     For the three and six months ended June 30, 2008, the Company recorded $26 and $53, respectively, in strategic alternative costs for expenses associated with the stock option modification due to the special dividend paid on May 3, 2007. For the three and six months ended June 30, 2007, the Company recorded $2,417 in strategic alternative costs for the stock option modification. The modification reduced the exercise price of all stock options outstanding as of the dividend payment date by $14.00 per share, the amount of the special dividend. As of June 30, 2008, the total compensation cost related to unvested stock option awards that were modified but not yet recognized was $220. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.1 years.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(3) STOCK BASED COMPENSATION (CONTINUED)

     For the three months ended June 30, 2008 and 2007, the Company recorded $705 and $92, respectively, in selling, general and administrative expenses for restricted stock awarded to Cambrex's Board of Directors, senior executives and certain employees, which includes $461 for the acceleration of restricted stock previously awarded to the former CEO. In addition, the Company recorded $7 in restructuring expenses in the three months ended June 30, 2008 and $140 and $65 in strategic alternative costs and restructuring expenses, respectively, in the three months ended June 30, 2007. For the six months ended June 30, 2008 and 2007, the Company recorded $913 and $263, respectively, in selling, general and administrative expenses for restricted stock, which includes $461 for the acceleration of restricted stock previously awarded to the former CEO. In addition, the Company recorded $7 in restructuring expenses in the six months ended June 30, 2008 and $1,443 and $135 in strategic alternative costs and restructuring expenses, respectively, in the first six months of 2007, primarily for the acceleration of vesting related to restricted stock per the terms of the executive change in control agreements. As of June 30, 2008 the total compensation cost related to unvested restricted stock granted but not yet recognized was $1,297. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.9 years.

     The following table is a summary of the Company's stock option activity issued to employees and related information:

                                             WEIGHTED
                                             AVERAGE
                                 NUMBER OF   EXERCISE
            OPTIONS               SHARES      PRICE
------------------------------   ---------   --------
Outstanding at January 1, 2008   1,471,757     $20.15
Granted                                 --         --
Exercised                          (2,301)     $ 7.47
Forfeited or expired             (142,800)     $22.71
                                 ---------
Outstanding at March 31, 2008    1,326,656     $19.90
                                 ---------
Granted                            262,500     $ 5.59
Exercised                               --         --
Forfeited or expired              (37,650)     $15.21
                                 ---------
Outstanding at June 30, 2008     1,551,506     $17.59
                                 =========
Exercisable at June 30, 2008     1,157,587     $21.01

     The aggregate intrinsic value for all stock options exercised for the three and six months ended June 30, 2008 was $4. The aggregate intrinsic value for all stock options exercised during the three and six months ended June 30, 2007 were $956 and $2,552, respectively. The aggregate intrinsic value for all stock options outstanding as of June 30, 2008 was $114. The aggregate intrinsic value for all stock options exercisable as of June 30, 2008 was $38.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(3) STOCK BASED COMPENSATION (CONTINUED)

     A summary of the Company's nonvested stock options and restricted stock as of June 30, 2008 and changes during the three and six months ended June 30, 2008, are presented below:

                                 NONVESTED STOCK OPTIONS      NONVESTED RESTRICTED STOCK
                               ---------------------------   ---------------------------
                                               WEIGHTED-                     WEIGHTED-
                               NUMBER OF    AVERAGE GRANT-   NUMBER OF    AVERAGE GRANT-
                                 SHARES    DATE FAIR VALUE     SHARES    DATE FAIR VALUE
                               ---------   ---------------   ---------   ---------------
Nonvested at January 1, 2008    178,649         $11.34        133,901        $18.11
Granted                              --             --         98,167        $ 9.47
Vested during period               (375)        $ 7.71        (39,954)       $15.68
Forfeited                       (12,531)        $11.44         (7,118)       $16.71
                                -------                       -------
Nonvested at March 31, 2008     165,743         $11.34        184,996        $14.10
                                -------                       -------
Granted                         262,500         $ 5.59         11,277        $ 6.38
Vested during period            (31,188)        $10.86        (49,701)       $11.42
Forfeited                        (3,150)        $11.93         (1,650)       $15.97
                                -------                       -------
Nonvested at June 30, 2008      393,905         $ 7.54        144,922        $13.67
                                =======                       =======

(4) GOODWILL

     The changes in the carrying amount of goodwill for the six months ended June 30, 2008, are as follows:

Balance as of January 1, 2008   $35,552
Acquisition of business           1,440
Translation effect                2,044
                                -------
Balance as of June 30, 2008     $39,036
                                =======

(5) INCOME TAXES

     The Company recorded tax expense of $2,997 and $5,698 in the three and six months ended June 30, 2008, respectively, compared to tax expense of $1,971 and a benefit of $392 in the three and six months ended June 30, 2007, respectively. This change is due to the change in geographic mix of pre-tax earnings, as well as the recognition of a tax benefit in continuing operations as a result of the sale of the businesses that comprised the Bioproducts and Biopharma segments in February 2007.

     The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized. As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(5) INCOME TAXES (CONTINUED)

     The Company adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" as of January 1, 2007. As of January 1, 2008 the Company had approximately $5,116 of unrecognized tax benefits. The total balance of unrecognized benefits at June 30, 2008 of $4,975, if recognized, would affect the effective tax rate. However, of this total, $2,600 related to U.S. tax attributes may be subject to an application of a valuation allowance which would offset the positive effect associated with the recognition of such benefits.

     In the next twelve months the Company may decrease its reserve for unrecognized tax benefits for intercompany transactions by approximately $450 mainly due to the expiration of a statute of limitation period. Additionally, it will decrease this reserve by approximately $937 due to the expiration of a statute of limitation period. These items would impact the income tax provision. Gross interest and penalties of $467 related to the above unrecognized tax benefits are not included in the balance. Consistent with prior periods, the Company recognized interest and penalties within its income tax provision.

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

(6) NET INVENTORIES

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

     Net inventories at June 30, 2008 and December 31, 2007 consist of the following:

                  June 30,   December 31,
                    2008         2007
                  --------   ------------
Finished goods     $32,115      $25,646
Work in process     27,779       21,301
Raw materials       12,842       11,058
Supplies             3,790        3,435
                   -------      -------
   Total           $76,526      $61,440
                   =======      =======

(7) LONG-TERM DEBT

     In February 2007, proceeds from the sale of the businesses that comprised the Bioproducts and Biopharma segments, as discussed in Note 12, were used to repay all outstanding debt under a prior credit facility. Due to this repayment, $841 was recorded in interest expense in 2007 related to the acceleration of unamortized origination fees. In April 2007, the Company entered into a $200,000 five-year Syndicated Senior Revolving Credit Facility which expires in April 2012. The Company pays interest on this credit facility at LIBOR plus 1.25% - 2.00% based upon certain measurements of the Company's total indebtedness and financial performance. The credit facility also includes financial covenants regarding

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(7)  LONG-TERM DEBT (CONTINUED)

interest coverage and leverage ratios. The Company was in compliance with all financial covenants at June 30, 2008. As of June 30, 2008 and December 31, 2007 there was $115,700 and $101,600, respectively, outstanding under this credit facility.

(8) STRATEGIC ALTERNATIVE COSTS AND RESTRUCTURING EXPENSES

     Strategic Alternative Costs

     Strategic alternative costs include costs that the Company has incurred related to the decision to sell the businesses that comprised the Bioproducts and Biopharma segments in February 2007 and costs associated with a project to streamline the Company's legal structure. These costs are not considered part of the restructuring program or a part of discontinued operations under current accounting guidance.

     Strategic alternative costs for the three and six months ended June 30, 2008 were $398 and $575, respectively, primarily consisting of costs associated with a project to streamline the Company's legal structure. Strategic alternative costs for the three and six months ended June 30, 2007 were $4,564 and $27,694, respectively, consisting of change-in-control benefits, retention bonuses, costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the divestiture and external advisor costs.

     Corporate Office Restructuring

     The Company announced plans to eliminate approximately 30 employee positions at the corporate office upon completion of the sale of the businesses that comprised the Bioproducts and Biopharma segments in February 2007. This plan included certain one-time benefits for employees terminated and was substantially completed as of December 31, 2007. For the three months ended June 30, 2008 and 2007, the Company recognized expense of $177 and $1,901, respectively. For the six months ended June 30, 2008 and 2007, the Company recognized expense of $250 and $3,583, respectively. The majority of these expenses will be paid in cash.

     The following table reflects the activity related to the severance reserve through June 30, 2008:

                                                    2008 Activity
                                                 ------------------
                             December 31, 2007               Cash      June 30, 2008
                              Reserve Balance    Expense   Payments   Reserve Balance
                             -----------------   -------   --------   ---------------
Employee termination costs           $812          $233     $(776)          $269
                                     ----          ----     -----           ----
                                     $812          $233     $(776)          $269
                                     ====          ====     =====           ====

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(8) STRATEGIC ALTERNATIVE COSTS AND RESTRUCTURING CHARGES EXPENSES (CONTINUED)

     Consolidation of Domestic Research and Development Activities

     In November 2007, the Company announced that it would consolidate its United States research and development ("R&D") activities and small scale active pharmaceutical ingredient ("API") production into its facility in Charles City, Iowa. As a result of the consolidation, the Company's New Jersey R&D facility was substantially closed as of December 31, 2007. Due to the closure eighteen employee positions have been eliminated.

     The restructuring reserve at December 31, 2007 consisted of the present value of the remaining lease payments under the Company's current operating lease at the New Jersey R&D facility (reduced by estimated sublease income) of $998 and severance of $356. Costs related to this plan are recorded as restructuring expenses on the income statement. The operating lease expires in December 2010. In accordance with accounting guidance, the severance and retention charges are being recognized ratably over the remaining service period. For the three months ended June 30, 2008 an additional charge of $337 was recognized consisting of $285 in rent and related costs and $52 in relocation and closure costs. For the six months ended June 30, 2008 an additional charge of $898 was recognized and consists of $596 in rent and related costs, severance of $115 and relocation and closure costs of $187.
Lease payments are approximately $1,400 per year. As a result of closing this facility, cost savings going forward amount to approximately $2,100 per year related to personnel costs which will be offset by continued lease expense.

     The following table reflects the activity related to the restructuring reserve through June 30, 2008:

                                                         2008 Activity
                                                      ------------------
                                  Decmeber 31, 2007               Cash      June 30, 2008
                                   Reserve Balance    Expense   Payments   Reserve Balance
                                  -----------------   -------   --------   ---------------
Employee termination costs              $  356          $115     $(421)          $ 50
Present value of lease payments            998             4      (189)           813
                                        ------          ----     -----           ----
                                        $1,354          $119     $(610)          $863
                                        ======          ====     =====           ====

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(9) COMPREHENSIVE INCOME

     The following table shows the components of comprehensive income for the three and six months ended June 30, 2008 and 2007:

                                                           Three months ended    Six months ended
                                                                 June 30,             June 30,
                                                           ------------------   ------------------
                                                              2008     2007       2008      2007
                                                             ------   ------    -------   --------
Net income                                                   $1,836   $2,274    $ 6,082   $207,490
Foreign currency translation                                   (805)   2,966     13,004      3,195
Reclassification adjustment for gain on disposition of
business on foreign currency translation included in net
income                                                           --       --         --       (483)
Unrealized gain/(loss) on hedging contracts, net of tax       1,750     (122)       (18)       (45)
Unrealized gain/(loss) on available-for-sale securities          --        5         --       (442)
Reclassification adjustment for net realized loss/(gain)
on available-for-sale securities included in net income          --       64         --       (670)
Pension, net of tax                                             133      193        265        592
Reclassification adjustment for loss on disposition of
business - pension, included in net income                       --       --         --      1,320
                                                             ------   ------    -------   --------
   Total                                                     $2,914   $5,380    $19,333   $210,957
                                                             ======   ======    =======   ========

     In the six months ended June 30, 2007 the Company sold two available-for-sale securities. For purposes of computing gains or losses, cost is identified on a specific identification basis. The Company recorded a gain of $670 within other income at the actual sale date.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(10) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

     The components of net periodic pension cost for the Company's domestic plans for the three and six months ended June 30, 2008 and 2007 are as follows:

                                            Three months
                                               ended         Six months ended
                                              June 30,           June 30,
                                          ---------------   -----------------
                                            2008     2007     2008      2007
                                          -------   -----   -------   -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                              $    --   $ 222   $    --   $   557
Interest cost                                 878     900     1,756     1,798
Expected return on plan assets             (1,021)   (937)   (2,042)   (1,858)
Amortization of prior service costs           109      68       218        73
Recognized actuarial loss                      24      52        48       104
Curtailments                                   --      77        --       414
                                          -------   -----   -------   -------
Net periodic benefit cost                 $   (10)  $ 382   $   (20)  $ 1,088
                                          =======   =====   =======   =======

     The sale of the businesses that comprised the Bioproducts and Biopharma segments in February 2007 required the Company to recognize a curtailment charge of $337 for the pension plans in 2007 which is recorded in discontinued operations.

     In April 2007, the Board of Directors of the Company approved the suspension of the domestic pension plans effective August 31, 2007. As a result, the Company was required to recognize a curtailment charge of $77 in 2007. The Company maintains a liability for the present value of all benefits earned by plan participants through August 31, 2007.

     The Company expects to contribute approximately $1,354 in cash to its two U.S. defined-benefit pension plans in 2008.

     The Company has a Supplemental Executive Retirement Plan ("SERP") for key executives. This plan is non-qualified and unfunded.

     The components of net periodic benefit cost for the Company's SERP Plan for the three and six months ended June 30, 2008 and 2007 is as follows:

                                             Three
                                             months      Six months
                                             ended         ended
                                            June 30,      June 30,
                                          -----------   -----------
                                          2008   2007   2008   2007
                                          ----   ----   ----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                               $--    $ 5   $ --   $ 43
Interest cost                               76     75    152    149
Amortization of prior service cost          --      1     --      1
Recognized actuarial loss                    1      4      2      8
Curtailments                                --      4     --     15
                                           ---    ---   ----   ----
Net periodic benefit cost                  $77    $89   $154   $216
                                           ===    ===   ====   ====

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

     The components of net periodic pension cost for the Company's international plan for the three and six months ended June 30, 2008 and 2007 are as follows:

                                             Three
                                             months      Six months
                                             ended         ended
                                            June 30,      June 30,
                                          -----------   -----------
                                          2008   2007   2008   2007
                                          ----   ----   ----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                              $137   $111   $274   $222
Interest cost                              218    160    436    320
Recognized actuarial loss/(gain)            33    (17)    66    (34)
Amortization of prior service cost          (2)    (2)    (4)    (4)
                                          ----   ----   ----   ----
Net periodic benefit cost                 $386   $252   $772   $504
                                          ====   ====   ====   ====

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(10) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

     The components of net periodic benefit cost for the three and six months ended June 30, 2008 and 2007 are as follows:

                                                     Three
                                                     months      Six months
                                                     ended         ended
                                                    June 30,      June 30,
                                                  -----------   -----------
                                                  2008   2007   2008   2007
                                                  ----   ----   ----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                      $  6   $  5   $ 12   $ 10
Interest cost                                       27     27     54     54
Actuarial loss recognized                           14     17     28     34
Amortization of unrecognized prior service cost    (39)   (39)   (78)   (78)
                                                  ----   ----   ----   ----
Net periodic benefit cost                         $  8   $ 10   $ 16   $ 20
                                                  ====   ====   ====   ====

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

     Environmental

     In connection with laws and regulations pertaining to the protection of the environment, the Company and its subsidiaries are a party to several environmental proceedings and remediation investigations and cleanups and, along with other companies, have been named potentially responsible parties ("PRP") for certain waste disposal sites ("Superfund sites"). Additionally, the Company has retained the liability for certain environmental proceedings, associated with the sale of the Rutherford Chemicals business.

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

     In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $6,892 and $6,905 at June 30, 2008 and December 31, 2007, respectively. The decrease in the accrual includes payments of $263 partially offset by an adjustment to a reserve of $134 and the impact of currency of $116. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where remediation costs may not be estimable at the reporting date.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(11) CONTINGENCIES (CONTINUED)

          CasChem ISRA

     As a result of the sale of the Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act ("ISRA"). The Company completed a preliminary assessment of the site and submitted the preliminary assessment to the New Jersey Department of Environmental Protection ("NJDEP"). The preliminary assessment identified potential areas of concern based on historical operations and sampling of such areas commenced. The Company has completed a second phase of sampling and determined that a third phase of sampling is necessary to determine the extent of contamination and any necessary remediation. The results of the completed and proposed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs, if any. The Company submitted its plan for the third phase of sampling to the NJDEP during the fourth quarter of 2005. The sampling will commence upon approval of the sampling plan.

          Cosan

     The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. Prior to the acquisition of Cosan by the Company, the operations were moved to another location and thereafter Cambrex purchased the business. In 1997, Cosan entered into an Administrative Consent Order with the NJDEP. Under the Administrative Consent Order, Cosan was required to complete an investigation of the extent of the contamination related to the Clifton site and conduct remediation as may be necessary. During the third quarter of 2005, the Company completed the investigation related to the Clifton site, which extends to adjacent properties. The results of the investigation caused the Company to increase its related reserves by $1,300 in 2005 based on the proposed remedial action plan. The Company submitted the results of the investigation and proposed remedial action plan to the NJDEP. In late 2006, the NJDEP requested that an additional investigation be conducted at the site. The Company estimated that the additional work will cost approximately $240, and as such, increased the related reserve in the first quarter of 2007. The Company submitted its plan for additional work to the NJDEP in April 2007. In August 2007 the NJDEP approved the Company's work plan and the additional investigation has commenced. As of June 30, 2008, the reserve was $1,336. The results of the additional investigation may impact the remediation plan and costs.

     Additionally, there is a reserve of $1,003 as of June 30, 2008 for the Cosan Carlstadt, N.J. site related to an Administrative Consent Order with the NJDEP entered into in 1985 in connection with the acquisition of Cosan. In September 2004, the reserve was increased based on the investigations completed to date and the proposed Remedial Action Work Plan ("RAW") submitted to the NJDEP for their approval. The NJDEP subsequently rejected the RAW and required the Company to perform additional investigative work prior to approval of a new RAW. The Company's reserves were increased to cover the additional investigative work. The results of this additional investigative work may impact the RAW and costs.

          Berry's Creek

     In March 2006, the Company received notice from the United States Environmental Protection Agency ("USEPA") that two former operating subsidiaries are considered PRPs at the Berry's Creek Superfund Site, Bergen County, New Jersey. The operating companies are among many other PRPs that were listed in the notice. Pursuant to the notice, the PRPs have been asked to perform a remedial

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(11) CONTINGENCIES (CONTINUED)

investigation and feasibility study of the Berry's Creek Site. The Company has met with the other PRPs. Both operating companies joined the group of PRPs and filed a joint response to the USEPA agreeing to jointly negotiate to conduct or fund (along with other PRPs) an appropriate remedial investigation and feasibility study of the Berry's Creek Site. The PRPs have engaged technical and allocation consultants to evaluate investigation and remedial alternatives and develop a method to allocate related costs among the PRPs. In December 2007 the PRPs reached a tentative agreement on the allocation of the site investigation costs and at June 30, 2008 the Company's reserve was $511. The investigation is expected to take several years and at this time it is too early to predict the extent of any additional liabilities.

          Nepera, Inc. - Maybrook and Harriman Sites

     In 1987, Nepera, Inc. ("Nepera") was named a PRP along with certain prior owners of the Maybrook Site in Hamptonburgh, New York by the USEPA in connection with the disposition, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986. The Maybrook Site is on the USEPA's National Priorities List for remedial work. A prior owner of the Nepera facility has participated with Nepera in the performance of a remedial investigation and feasibility study for the Maybrook Site. In September 2007, the USEPA issued the Record of Decision ("ROD") which describes the remedial plan for the Maybrook Site. The USEPA also issued the Company and the prior owner a Notice of Potential Liability and the recipients have signed a Consent Decree to complete the ROD and pay the USEPA certain past oversight costs.

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

     Based on currently available information, Nepera believed that the current trust balance would not cover the remaining work to be completed at Harriman and under the final Maybrook ROD issued in September 2007. As such the Company increased its reserve by $1,000 during 2007, which was recorded in discontinued operations, for its expected share of the shortfall based on currently available information. As of June 30, 2008, the reserve recorded on the books was $1,200. The foregoing matters were retained by Nepera under the 2003 Purchase Agreement as well as the settlement reached in the Rutherford matter.

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

     In April 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of litigation brought by a class of direct purchasers which has been fully paid as of June 30, 2008. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter.

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

     The balance of the reserves recorded within accrued liabilities related to this matter is $1,577 as of June 30, 2008 and is sufficient to cover the settlement.

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

     In late 2007 the Company entered into a Memorandum of Understanding regarding the settlement of all claims in this matter. The settlement includes a payment to class members of an amount which is well within the policy limits of, and has been paid by, the Company's insurance. The settlement has received final approval by the Court and a Final Judgment has been entered. Class members will have the opportunity to either object to the terms of the settlement or to opt out of the class.

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

     Additionally, as permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that covers a portion of any potential exposure. The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of June 30, 2008.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(12) DISCONTINUED OPERATIONS (CONTINUED)

     The following table reflects revenues and income from the discontinued operations:

                                              Three months ended   Six months ended
                                                 June 30, 2007       June 30, 2007
                                              ------------------   ----------------
Revenues                                           $    --            $  20,335
                                                   =======            =========
Pre-tax income from operations of
   discontinued operations                         $    --            $     545
Gain on sale of Bioproducts and Biopharma
   segments                                          3,491              235,607
Rutherford litigation settlement                    (4,602)              (4,602)
                                                   -------            ---------
(Loss)/income from discontinued operations
   before income taxes                             $(1,111)           $ 231,550
(Benefit)/provision for income taxes                  (930)              12,072
                                                   -------            ---------
(Loss)/income from discontinued operations,
   net of tax                                      $  (181)           $ 219,478
                                                   =======            =========

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    (dollars in thousands, except share data)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

     The following significant events occurred during the second quarter of 2008:

     -    Cambrex appointed Steven M. Klosk as President and CEO.

     - Sales increased 5% (-2.6% excluding foreign currency impact) compared to second quarter 2007.

RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER 2008 VERSUS SECOND QUARTER 2007

     Gross sales in the second quarter 2008 of $66,226 were $3,145 or 5.0% above the second quarter 2007. Gross sales were favorably impacted 7.6% due to exchange rates reflecting a weaker U.S. dollar. Excluding the currency impact, sales decreased 2.6% and is primarily due to lower sales of generic active pharmaceutical ingredients ("APIs") partially offset by higher custom manufacturing revenues. Custom development revenues were flat compared to the prior year. Increased custom manufacturing volumes were partially offset by lower pricing.

     The following table reflects sales by geographic area for the three months ended June 30, 2008 and 2007:

                         2008      2007
                       -------   -------
North America          $24,449   $22,829
Europe                  37,146    36,010
Asia                     3,616     2,499
Other                    1,015     1,743
                       -------   -------
   Total Gross Sales   $66,226   $63,081
                       =======   =======

     Gross margins decreased to 29.9% in the second quarter 2008 from 37.9% in the second quarter 2007. This decrease is primarily due to unfavorable product mix, lower pricing on a key gastrointestinal API and higher costs, mainly associated with the start-up of the finishing facility at the Milan facility. Gross margins were unfavorably impacted 1.2% due to foreign currency exchange.

     Selling, general and administrative expenses of $11,410 or 17.2% of gross sales in the second quarter 2008 increased from $10,556, or 16.7% in the second quarter 2007. The increase in expense is due mainly to the acceleration of restricted stock and stock options previously awarded to the former CEO and an unfavorable impact from foreign currency exchange. Spending at the operating sites was relatively flat, net of the impact of foreign currency.

     In November 2007 the Company announced that it would consolidate its United States research and development ("R&D") activities and small scale active pharmaceutical ingredient ("API") production into its facility in Charles City, Iowa. This consolidation was substantially completed at December 31, 2007. All costs, net of expected sublease income, related to the existing operating lease at the New Jersey R&D facility will be recorded as restructuring expenses in the income statement. During the second quarter of 2008, the Company recorded $514 in restructuring expenses. This charge consists of $285 in rent and related costs, and $52 in relocation and closure costs at the New Jersey R&D facility. Also included in restructuring expenses is $177 in severance and related costs related to the restructuring of the corporate headquarters. During the second quarter of 2007 the Company recorded $1,901 in restructuring expenses primarily consisting of severance and retention bonuses related to the restructuring of the corporate headquarters.

     Strategic alternative costs for the three months ended June 30, 2008 were $398, primarily consisting of costs associated with a project to streamline the Company's legal structure. Strategic alternative costs for the three months ended June 30, 2007 were $4,564, consisting of change-in-control benefits, retention bonuses, costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the divestiture and external advisor costs.

     Research and development expenses of $1,917 were 2.9% of gross sales in the second quarter 2008, compared to $2,961 or 4.7% of gross sales in the second quarter 2007. The decrease is primarily due to the Company's decision in 2007 to consolidate its New Jersey technical center with its R&D operations in Iowa to create increased operating efficiencies. The Company also utilized certain R&D personnel on custom development projects resulting in these costs being classified as cost of goods sold.

     Operating profit in the second quarter of 2008 was $5,572 compared to $3,956 in the second quarter of 2007. The results reflect lower operating expenses due to lower strategic alternative costs and restructuring expenses partially offset by lower gross margins as discussed above.

     Net interest expense was $640 in the second quarter of 2008 compared to net interest income of $871 in the second quarter of 2007. These results primarily reflect considerably higher interest income in the second quarter of 2007 compared to 2008 due to interest earned on the proceeds from the sale of the businesses that comprised the Bioproducts and Biopharma segments. Second quarter of 2008 results also reflect higher average debt partially offset by lower interest rates compared to the second quarter of 2007. The average interest rate on debt was 4.2% in the second quarter of 2008 versus 7.5% in the second quarter of 2007.

     The effective tax rate for the second quarter 2008 was 62.0% compared to 44.5% in the second quarter 2007. The tax provision in the second quarter 2008 was $2,997 compared to $1,971 in the second quarter of 2007. This change is due to changes in the geographic mix of pre-tax earnings, as well as the recognition of a tax benefit in continuing operations as a result of the sale of the businesses that comprised the Bioproducts and Biopharma segments in the first quarter of 2007. The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized. As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

     Income from continuing operations in the second quarter of 2008 was $1,836, or $0.06 per diluted share, versus $2,455, or $0.08, per diluted share in the same period a year ago.

COMPARISON OF FIRST SIX MONTHS 2008 VERSUS FIRST SIX MONTHS 2007

     Gross sales for the first six months of 2008 of $127,932 were relatively flat compared to the first six months of 2007. Gross sales were favorably impacted 6.9% due to exchange rates reflecting a weaker U.S. dollar in the first six months of 2008 versus 2007. Excluding the impact of foreign currency, the main drivers were lower sales of generic APIs and lower sales of a gastrointestinal API.

     The following table shows sales by geographic area for the six months ended June 30, 2008 and 2007:

                         2008       2007
                       --------   --------
North America          $ 45,735   $ 45,302
Europe                   71,882     74,577
Asia                      7,187      4,506
Other                     3,128      3,693
                       --------   --------
   Total Gross Sales   $127,932   $128,078
                       ========   ========

     Gross margins decreased to 32.6% in the first six months of 2008 compared to 37.7% in the first six months of 2007. The decrease in margins is due to unfavorable product mix, higher costs and lower pricing. Gross margins were unfavorably impacted 1.8% due to foreign currency exchange.

     Selling, general and administrative expenses of $22,744 or 17.8% of gross sales in the first six months of 2008 decreased from $25,903 or 20.2% in the first six months of 2007. The decrease in expense is due primarily to lower administration expenses related to personnel costs and legal fees partially offset by the acceleration of restricted stock and stock options previously awarded to the former CEO and the impact of foreign currency exchange.

     In November 2007 the Company announced that it would consolidate its United States research and development ("R&D") activities and small scale active pharmaceutical ingredient ("API") production into its facility in Charles City, Iowa. This consolidation was substantially completed at December 31, 2007. All costs, net of expected sublease income, related to the existing operating lease at the New Jersey R&D facility will be recorded as restructuring expenses in the income statement. During the first six months of 2008, the Company recorded $1,148 in restructuring expenses. Closure costs at the New Jersey R&D facility consists of $596 in rent and related costs, severance of $115 and relocation and closure costs of $187. Also included in restructuring expenses is approximately $250 in severance and related costs related to the restructuring of the corporate office. During the first six months of 2007 the Company recorded $3,583 in restructuring expenses primarily consisting of severance and retention bonuses related to the restructuring of the corporate headquarters.

     Strategic alternative costs for the six months ended June 30, 2008 were $575, primarily consisting of costs associated with a project to streamline the Company's legal structure. Strategic alternative costs for the six months ended June 30, 2007 were $27,694, consisting of change-in-control benefits, retention bonuses, costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the divestiture and external advisor costs.

     Research and development expenses of $4,173 or 3.3% of gross sales in the first six months of 2008 compared to $5,561 or 4.3% of gross sales in the first six months of 2007. The decrease is primarily due to the Company's decision in 2007 to consolidate its New Jersey technical center with its R&D operations in Iowa to create increased operating efficiencies. The Company also utilized certain R&D personnel on custom development projects resulting in these costs being classified as cost of goods sold.

     Operating profit in the first six months of 2008 was $13,100 compared to a loss of $14,408 in the first six months of 2007. The results reflect lower operating expenses, mainly from lower strategic alternative and restructuring costs partially offset by lower gross margins, as discussed above.

     Net interest expense was $1,346 in the first six months of 2008 compared to net interest income of $2,410 in the first six months of 2007 primarily reflecting higher average debt partially offset by lower interest rates. The first six months of 2007 also includes the acceleration of unamortized origination fees related to the repayment of the credit facility of $841. Interest income was also considerably lower in the first six months of 2008 compared to 2007 due to interest earned on the proceeds from the sale of the businesses that comprised the Bioproducts and Biopharma segments in 2007. The average interest rate was 4.7% in the first six months of 2008 versus 6.8% in the first six months of 2007.

     The effective tax rate for the first six months of 2008 was 48.4% compared to 3.2% in the first six months of 2007. The tax provision in the first six months of 2008 was $5,698 compared to a benefit of $392 in the first six months of 2007. This change is due to the geographic mix of pre-tax earnings, as well as the recognition of a tax benefit in continuing operations for the first six months of 2007 as a result of the sale of the businesses that comprised Bioproducts and Biopharma segments in the first quarter of 2007. The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized. As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

     Income from continuing operations for the first six months of 2008 was $6,082, or $0.21 per diluted share, versus a loss of $11,988, or $0.42 per diluted share, in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $14,152 in the first six months of 2008. During the first six months of 2008, cash used in operations was $11,934 versus cash provided by operations of $9,604 in the same period a year ago. The decrease in cash flows from operations in the first six months of 2008 versus the first six months of 2007 is due primarily to the pay down of several year end accruals, including change in control payments and the Rutherford settlement, and an increase in inventories based on expected timing of shipments.

     Cash flows used in investing activities in the first six months of 2008 of $17,724 primarily reflects capital expenditures of $16,460 compared to $11,774 in 2007. Part of the funds in 2008 were used for a new mid-scale Pharma manufacturing facility in Karlskoga, Sweden, an API purification facility in Milan, Italy and capital improvements to existing facilities.

     Cash flows provided by financing activities in the first six months of 2008 of $14,024 primarily represents net borrowings of $14,056. In the first six months of 2007 financing activities include a net pay down of debt of $73,157 and dividends paid of $402,200 partially offset by proceeds from stock options exercised of $20,947.

     During the first six months of 2007, the Company paid cash dividends of $14.03 per share.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     Fair Value Measurements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157 "Fair Value Measurements" ("FAS 157"). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Relative to FAS 157, the FASB issued FASB Staff Position 157-2, which defers the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The effect of adopting this pronouncement (related to financial assets and financial liabilities) did not have a material impact on the Company's financial position or results of operations. The Company is currently evaluating the potential impact of this statement (related to nonfinancial assets and nonfinancial liabilities).

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

          -    acquisition costs will generally be expensed as incurred;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no significant change in our exposure to market risk during the first six months of 2008. For a discussion of the Company's exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2007.

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

     We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. The Company's management has concluded that the financial statements included in this Form 10-Q are a fair presentation in all material respects the Company's financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended June 30, 2008.

PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

     See the discussion under Part I, Item 1, Note 11 to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

     There have been no material changes to our risk factors and uncertainties during the first six months of 2008. For a discussion of the Risk Factors, refer to Part I, Item 1A, "Risk Factors," contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2007.

ITEM 6. EXHIBITS

Exhibits

1. Exhibit 10.12 - Supplemental Executive Retirement Plan Change of Control Amendment

2.   Exhibit 10.49 - Directors' Equity Program

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

                                  CAMBREX CORPORATION


                                  By /s/ Gregory P. Sargen
                                     -------------------------------------------
                                     Gregory P. Sargen
                                     Vice President and Chief Financial Officer
                                     (On behalf of the Registrant and as the
                                     Registrant's Principal Financial Officer)

Dated: August 6, 2008