Form 10-Q
period 2008-09-30
CAMBREX CORP
filed 2008-11-05
CIK 820081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the quarterly period ended September 30, 2008

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

     As of October 31, 2008, there were 29,174,075 shares outstanding of the registrant's Common Stock, $.10 par value.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                    For The Quarter Ended September 30, 2008
                                Table of Contents

                                                                        Page No.
                                                                        --------
Part I  Financial information

        Item 1.  Financial Statements

                 Consolidated Balance Sheets as of
                 September 30, 2008 and December 31, 2007                      2

                 Consolidated Statements of Operations
                 for the three and nine months ended
                 September 30, 2008 and 2007                                   3

                 Consolidated Statements of Cash Flows
                 for the nine months ended
                 September 30, 2008 and 2007                                   4

                 Notes to Unaudited Consolidated Financial Statements     5 - 21

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           22 - 28

        Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk                                                  29

        Item 4.  Controls and Procedures                                      29

Part II Other information

        Item 1.  Legal Proceedings                                            30

        Item 1A. Risk Factors                                                 30

        Item 6.  Exhibits                                                     30

Signatures                                                                    31

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CAMBREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2008            2007
                                                             -------------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                    $ 29,173       $ 38,488
   Trade receivables, net                                         26,775         45,003
   Inventories, net                                               69,506         61,440
   Prepaid expenses and other current assets                      15,803         20,104
                                                                --------       --------
      Total current assets                                       141,257        165,035
Property, plant and equipment, net                               166,001        165,657
Goodwill                                                          35,565         35,552
Other non-current assets                                           5,702          7,218
                                                                --------       --------
      Total assets                                              $348,525       $373,462
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $ 18,448       $ 26,185
   Accrued expense and other current liabilities                  42,964         69,702
                                                                --------       --------
      Total current liabilities                                   61,412         95,887
Long-term debt                                                   121,000        101,600
Deferred income tax                                               18,269         19,086
Accrued pension and postretirement benefits                       28,151         32,104
Other non-current liabilities                                     17,674         22,728
                                                                --------       --------
      Total liabilities                                          246,506        271,405
Stockholders' equity:
   Common stock, $.10 par value; authorized 100,000,000,
      issued 31,406,778 and 31,399,700 shares at
      respective dates                                             3,140          3,140
   Additional paid-in capital                                     99,547         98,793
   Retained earnings                                              12,910          4,031
   Treasury stock, at cost, 2,237,646 and 2,385,066 shares
      at respective dates                                        (19,125)       (20,386)
   Accumulated other comprehensive income                          5,547         16,479
                                                                --------       --------
      Total stockholders' equity                                 102,019        102,057
                                                                --------       --------
      Total liabilities and stockholders' equity                $348,525       $373,462
                                                                ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per-share data)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     ------------------   --------------------
                                                       2008      2007       2008       2007
                                                     -------   --------   --------   ---------
Gross sales                                          $56,508   $ 54,742   $184,440   $ 182,820
   Allowances and rebates                                193        227      1,137       1,001
                                                     -------   --------   --------   ---------
Net sales                                             56,315     54,515    183,303     181,819
   Other revenues                                      1,977         99      1,792         864
                                                     -------   --------   --------   ---------
Net revenues                                          58,292     54,614    185,095     182,683
Cost of goods sold                                    42,057     36,093    127,120     115,829
                                                     -------   --------   --------   ---------
Gross profit                                          16,235     18,521     57,975      66,854
Operating expenses:
   Selling, general and administrative expenses        8,767     10,669     31,511      36,572
   Research and development expenses                   1,772      3,062      5,945       8,623
   Restructuring expenses                                321        451      1,469       4,034
   Strategic alternative costs                           833        866      1,408      28,560
                                                     -------   --------   --------   ---------
      Total operating expenses                        11,693     15,048     40,333      77,789
Operating profit/(loss)                                4,542      3,473     17,642     (10,935)
Other expenses/(income):
   Interest expense/(income), net                        956      1,069      2,302      (1,341)
   Other expenses, net                                   485        548        459         930
                                                     -------   --------   --------   ---------
Income/(loss) before income taxes                      3,101      1,856     14,881     (10,524)
   Provision for income taxes                            304      4,592      6,002       4,200
                                                     -------   --------   --------   ---------
Income/(loss) from continuing operations             $ 2,797   $ (2,736)  $  8,879   $ (14,724)
Income from discontinued operations, net of tax           --      4,229         --     223,707
                                                     -------   --------   --------   ---------
Net income                                           $ 2,797   $  1,493   $  8,879   $ 208,983
                                                     =======   ========   ========   =========
Basic earnings per share:
   Income/(loss) from continuing operations          $  0.10   $  (0.09)  $   0.31   $   (0.52)
   Income from discontinued operations, net of tax   $    --   $   0.14   $     --   $    7.83
                                                     -------   --------   --------   ---------
   Net income                                        $  0.10   $   0.05   $   0.31   $    7.31
Diluted earnings per share:
   Income/(loss) from continuing operations          $  0.10   $  (0.09)  $   0.31   $   (0.52)
   Income from discontinued operations, net of tax   $    --   $   0.14   $     --   $    7.83
                                                     -------   --------   --------   ---------
   Net income                                        $  0.10   $   0.05   $   0.31   $    7.31
Weighted average shares outstanding:
   Basic                                              29,163     28,934     29,096      28,575
   Effect of dilutive stock based compensation            15         --          5          --
                                                     -------   --------   --------   ---------
   Diluted                                            29,178     28,934     29,101      28,575
   Cash dividends paid per share                     $    --   $     --   $     --   $   14.03
                                                     =======   ========   ========   =========

     See accompanying notes to unaudited consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               --------------------
                                                                 2008       2007
                                                               --------   ---------
Cash flows from operating activities:
   Net income                                                  $  8,879   $ 208,983
   Adjustments to reconcile net income to cash flows:
   Depreciation and amortization                                 16,115      14,579
   Inventory reserve                                              3,763       2,541
   Stock based compensation included in net income                1,665       5,111
   Deferred income tax provision                                    686       4,722
   Strategic alternative and restructuring charges                  241      17,191
   Write-off of debt origination fees                                --         841
   Other                                                            107        (381)
   Changes in assets and liabilities:
      Trade receivables                                          17,102       9,332
      Inventories                                               (14,975)     (7,736)
      Prepaid expenses and other current assets                    (237)        478
      Accounts payable and other current liabilities            (33,203)    (19,912)
      Other non-current assets and liabilities                   (3,045)       (872)
   Discontinued operations:
      Gain on sale of businesses                                     --    (235,538)
      Rutherford settlement, net of tax                              --       4,172
      Changes in operating assets and liabilities                    --      (5,379)
      Other non-cash charges                                         --       1,359
                                                               --------   ---------
   Net cash used in operating activities                         (2,902)       (509)
                                                               --------   ---------
Cash flows from investing activities:
   Capital expenditures                                         (22,908)    (15,007)
   Acquisition of business, net of cash                          (1,284)         --
   Other investing activities                                        --         886
   Discontinued operations:
      Capital expenditures                                           --        (530)
      Proceeds from sale of business                                 --     466,277
      Other investing activities                                     --          11
                                                               --------   ---------
   Net cash (used) in/provided by investing activities          (24,192)    451,637
                                                               --------   ---------
Cash flows from financing activities:
   Dividends                                                         --    (402,333)
   Net increase/(decrease) in short-term debt                        77        (135)
   Long-term debt activity (including current portion):
      Borrowings                                                 55,800     140,200
      Repayments                                                (36,416)   (201,730)
   Proceeds from stock options exercised                             18      21,811
   Other financing activities                                      (51)         (59)
   Discontinued operations:
      Debt repayments                                                --        (254)
                                                               --------   ---------
      Net cash provided by/(used) in financing activities        19,428    (442,500)
                                                               --------   ---------
Effect of exchange rate changes on cash and cash equivalents     (1,649)      2,211
                                                               --------   ---------
Net (decrease)/increase in cash and cash equivalents             (9,315)     10,839
Cash and cash equivalents at beginning of period                 38,488      33,746
                                                               --------   ---------
Cash and cash equivalents at end of period                     $ 29,173   $  44,585
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

     The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(2)  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     FAS 158 also requires an employer to measure the funded status of a plan as of the date of the fiscal year end balance sheet. The Company's fiscal year end is December 31 and its pension plans and postretirement benefits plan previously had a September 30 measurement date. The Company will adopt this measurement requirement effective December 31, 2008. The effect of adopting this pronouncement will not have a material impact on the Company's financial position or results of operations.

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

(3)  STOCK BASED COMPENSATION

     On September 30, 2008, the Company had seven active stock-based employee compensation plans in effect. The Company also had outstanding at September 30, 2008 restricted stock as described below.

     The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for the stock options granted to employees during the nine months ended September 30, 2008 was $1.88. The weighted-average fair value per share for the stock options granted to employees during the three and nine months ended September 30, 2007 was $5.07 and $5.46, respectively.

     FAS 123(R) "Share-Based Payment" requires companies to estimate the expected forfeitures for all unvested awards and record compensation costs only for those awards that are expected to vest. As of September 30, 2008, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $975. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 3.3 years.

     For the three months ended September 30, 2008 and 2007, the Company recorded $129 and $180, respectively, in selling, general and administrative expenses for stock options. For the nine months ended September 30, 2008 and 2007, the Company recorded $434 and $276, respectively, in selling, general and administrative expenses for stock options, which includes $136 in 2008 for the acceleration of stock options previously awarded to the former CEO.

     For the three and nine months ended September 30, 2008, the Company recorded $23 and $76, respectively, in strategic alternative costs for expenses associated with the stock option modification due to the special dividend paid on May 3, 2007. For the three and nine months ended September 30, 2007, the Company recorded $81 and $2,498, respectively, in strategic alternative costs for the stock option modification. The modification reduced the exercise price of all stock options outstanding as of the dividend payment date by $14.00 per share, the amount of the special dividend. As of September 30, 2008, the total compensation cost related to unvested stock option awards that were modified but not yet recognized was $188. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.8 years.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(3)  STOCK BASED COMPENSATION (CONTINUED)

     For the three months ended September 30, 2008 and 2007, the Company recorded $208 and $211, respectively, in selling, general and administrative expenses for restricted stock awarded to Cambrex's Board of Directors, senior executives and certain employees. For the nine months ended September 30, 2008 and 2007, the Company recorded $1,121 and $474, respectively, in selling, general and administrative expenses for restricted stock, which includes $461 in 2008 for the acceleration of restricted stock previously awarded to the former CEO. As of September 30, 2008 the total compensation cost related to unvested restricted stock granted but not yet recognized was $1,106. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.6 years.

     In May 2008 the Company granted a potential award of up to 86,000 performance shares to the current CEO. These performance shares are dependent upon the Company's performance measured against certain financial metrics over a three year period beginning July 1, 2008, as compared to an index of peer companies. Any payment of the performance shares will be made in three years. In accordance with FAS 123(R) the Company is currently recognizing expense related to 43,000 shares over the vesting period, which assumes that the CEO will be compensated at target. The Company will assess performance at each reporting period and adjust accordingly. For the three and nine months ended September 30, 2008 the Company recorded $17 in selling, general and administrative expense related to these performance shares.

     The following table is a summary of the Company's stock option activity issued to employees and related information:

                                                WEIGHTED
                                                AVERAGE
                                    NUMBER OF   EXERCISE
             OPTIONS                  SHARES     PRICE
             -------                ---------   --------
Outstanding at January 1, 2008      1,471,757    $20.15
Granted                                    --        --
Exercised                              (2,301)   $ 7.47
Forfeited or expired                 (142,800)   $22.71
                                    ---------
Outstanding at March 31, 2008       1,326,656    $19.90
                                    ---------
Granted                               262,500    $ 5.59
Exercised                                  --        --
Forfeited or expired                  (37,650)   $15.21
                                    ---------
Outstanding at June 30, 2008        1,551,506    $17.59
                                    ---------
Granted                                    --        --
Exercised                                  --        --
Forfeited or expired                  (96,650)   $18.12
                                    ---------
Outstanding at September 30, 2008   1,454,856    $17.56
                                    =========
Exercisable at September 30, 2008   1,097,317    $20.93

     The aggregate intrinsic value for all stock options exercised for the nine months ended September 30, 2008 was $4. The aggregate intrinsic value for all stock options exercised during the three and nine months ended September 30, 2007 were $287 and $2,839, respectively. The aggregate intrinsic value for all stock options outstanding as of September 30, 2008 was $194. The aggregate intrinsic value for all stock options exercisable as of September 30, 2008 was $47.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(3)  STOCK BASED COMPENSATION (CONTINUED)

     A summary of the Company's nonvested stock options and restricted stock as of September 30, 2008 and changes during the three and nine months ended September 30, 2008, are presented below:

                                    NONVESTED STOCK OPTIONS      NONVESTED RESTRICTED STOCK
                                  ---------------------------   ---------------------------
                                                  WEIGHTED-                     WEIGHTED-
                                  NUMBER OF    AVERAGE GRANT-   NUMBER OF    AVERAGE GRANT-
                                    SHARES    DATE FAIR VALUE     SHARES    DATE FAIR VALUE
                                  ---------   ---------------   ---------   ---------------
Nonvested at January 1, 2008       178,649         $11.34        133,901         $18.11
Granted                                 --             --         98,167         $ 9.47
Vested during period                  (375)        $ 7.71        (39,954)        $15.68
Forfeited                          (12,531)        $11.44         (7,118)        $16.71
                                   -------                       -------
Nonvested at March 31, 2008        165,743         $11.34        184,996         $14.10
                                   -------                       -------
Granted                            262,500         $ 5.59         11,277         $ 6.38
Vested during period               (31,188)        $10.86        (49,701)        $11.42
Forfeited                           (3,150)        $11.93         (1,650)        $15.97
                                   -------                       -------
Nonvested at June 30, 2008         393,905         $ 7.54        144,922         $13.67
                                   -------                       -------
Granted                                 --             --          5,832         $ 6.18
Vested during period               (35,929)        $11.04         (5,112)        $ 7.04
Forfeited                             (437)        $12.35           (260)        $12.53
                                   -------                       -------
Nonvested at September 30, 2008    357,539         $ 7.18        145,382         $13.35
                                   =======                       =======

(4)  GOODWILL

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2008, are as follows:

Balance as of January 1, 2008      $35,552
Acquisition of business              1,372
Translation effect                  (1,359)
                                   -------
Balance as of September 30, 2008   $35,565
                                   =======

(5)  INCOME TAXES

     The Company recorded tax expense of $304 and $6,002 in the three and nine months ended September 30, 2008, respectively, compared to tax expense of $4,592 and $4,200 in the three and nine months ended September 30, 2007, respectively. This change is due to changes in the geographic mix of pre-tax earnings, the recognition of a tax benefit in continuing operations in 2007 as a result of the sale of the businesses that comprised the Bioproducts and Biopharma segments in February 2007, the reduction of tax rates in Italy, benefits due to the expiration of a statute of limitations, benefits for tax loss carrybacks, and incremental benefits of the project to streamline the Company's legal structure.

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

     The Company adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" as of January 1, 2007. As of January 1, 2008 the Company had approximately $5,116 of unrecognized tax benefits. The total balance of unrecognized benefits at September 30, 2008 of $3,923, if recognized, would affect the effective tax rate. However, of this total, $2,600 related to U.S. tax attributes may be subject to an application of a valuation allowance which would offset the positive effect associated with the recognition of such benefits. Gross interest and penalties of $491 are not included in the balance of unrecognized tax benefits. Consistent with prior periods, the Company recognized interest and penalties within its income tax provision.

     During the three months ended September 30, 2008, the Company decreased its reserve for unrecognized tax benefits by $937 due to the expiration of a statute of limitation period, with a corresponding benefit to the income tax provision. In the next twelve months the Company may decrease the reserve for unrecognized tax benefits for intercompany transactions by approximately $550 mainly due to the expiration of a statute of limitation period. This item would impact the income tax provision.

     In 2007, the Company finalized an IRS examination for the period 2001-2003. In September 2008, the Company was selected for a random IRS examination for tax year 2006. Tax years 2005 and 2007 remain open to examination within the U.S. The Company is also subject to exams in its significant non-U.S. jurisdictions for 2003 and 2005 forward.

     The Company is also subject to audits in various states for various years in which it has filed income tax returns. Recently finalized state audits have not resulted in material adjustments. Open years for the majority of states where the Company files are 2005 and forward.

(6)  NET INVENTORIES

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

     Net inventories at September 30, 2008 and December 31, 2007 consist of the following:

                  September 30,   December 31,
                       2008           2007
                  -------------   ------------
Finished goods       $28,343         $25,646
Work in process       24,804          21,301
Raw materials         12,795          11,058
Supplies               3,564           3,435
                     -------         -------
   Total             $69,506         $61,440
                     =======         =======

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(7)  LONG-TERM DEBT

     In February 2007, proceeds from the sale of the businesses that comprised the Bioproducts and Biopharma segments, as discussed in Note 12, were used to repay all outstanding debt under a prior credit facility. Due to this repayment, $841 was recorded in interest expense in 2007 related to the acceleration of unamortized origination fees. In April 2007, the Company entered into a $200,000 five-year Syndicated Senior Revolving Credit Facility which expires in April 2012. The Company pays interest on this credit facility at LIBOR plus 1.25% - 2.00% based upon certain measurements of the Company's total indebtedness and financial performance. The credit facility also includes financial covenants regarding interest coverage and leverage ratios. The Company was in compliance with all financial covenants at September 30, 2008. As of September 30, 2008 and December 31, 2007 there was $121,000 and $101,600, respectively, outstanding under this credit facility.

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

     Strategic alternative costs for the three and nine months ended September 30, 2008 were $833 and $1,408, respectively, primarily consisting of costs associated with a project implemented in September 2008 to streamline the Company's legal structure. Strategic alternative costs for the three and nine months ended September 30, 2007 were $866 and $28,560, respectively, consisting of change-in-control benefits, retention bonuses, costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the divestiture and external advisor costs.

     Corporate Office Restructuring

     The Company announced plans to eliminate approximately 30 employee positions at the corporate office upon completion of the sale of the businesses that comprised the Bioproducts and Biopharma segments in February 2007. This plan included certain one-time benefits for employees terminated and was substantially completed as of December 31, 2007. For the three months ended September 30, 2008 and 2007, the Company recognized expense of $45 and $451, respectively. For the nine months ended September 30, 2008 and 2007, the Company recognized expense of $295 and $4,034, respectively. The majority of these expenses will be paid in cash.

     The following table reflects the activity related to the severance reserve through September 30, 2008:

                                                    2008 Activity
                             December 31, 2007   ------------------   September 30, 2008
                                   Reserve                   Cash           Reserve
                                   Balance       Expense   Payments         Balance
                             -----------------   -------   --------   ------------------
Employee termination costs          $812           $275     $(941)           $146
                                    ----           ----     -----            ----
                                    $812           $275     $(941)           $146
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

     The restructuring reserve at December 31, 2007 consisted of the present value of the remaining lease payments under the Company's current operating lease at the New Jersey R&D facility (reduced by estimated sublease income) of $998 and severance of $356. Costs related to this plan are recorded as restructuring expenses on the income statement. The operating lease expires in December 2010. In accordance with accounting guidance, the severance and retention charges are being recognized ratably over the remaining service period. For the three months ended September 30, 2008 an additional charge of $276 was recognized consisting primarily of rent and related costs. For the nine months ended September 30, 2008 an additional charge of $1,174 was recognized and consists primarily of rent and related costs. Lease payments are approximately $1,400 per year. As a result of closing this facility, cost savings going forward amount to approximately $2,100 per year related to personnel costs which will be offset by continued lease expense.

     The following table reflects the activity related to the restructuring reserve through September 30, 2008:

                                                         2008 Activity
                                  Decmeber 31, 2007   ------------------   September 30, 2008
                                       Reserve                    Cash           Reserve
                                       Balance        Expense   Payments         Balance
                                  -----------------   -------   --------   ------------------
Employee termination costs              $  356          $115     $(471)           $ --
Present value of lease payments            998             8      (284)            722
                                        ------          ----     -----            ----
                                        $1,354          $123     $(755)           $722
                                        ======          ====     =====            ====

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(9)  COMPREHENSIVE (LOSS)/INCOME

     The following table shows the components of comprehensive (loss)/income for the three and nine months ended September 30, 2008 and 2007:

                                                            Three months ended    Nine months ended
                                                               September 30,        September 30,
                                                           -------------------   -------------------
                                                             2008       2007       2008       2007
                                                           --------   --------   --------   --------
Net income                                                 $  2,797    $1,493   $  8,879   $208,983
Foreign currency translation                                (24,022)    8,056    (11,018)    11,251
Reclassification adjustment for gain on disposition of
   business on foreign currency translation included in
   net income                                                    --        --         --       (483)
Unrealized (loss)/gain on hedging contracts, net of tax        (293)      167       (311)       122
Unrealized loss on available-for-sale securities                 --        --         --       (442)
Reclassification adjustment for net realized gain on
   available-for-sale securities included in net income          --        (5)        --       (675)
Pension, net of tax                                             132       114        397        706
Reclassification adjustment for loss on disposition of
   business -- pension, included in net income                   --        --         --      1,320
                                                           --------    ------   --------   --------
   Total                                                   $(21,386)   $9,825   $ (2,053)  $220,782
                                                           ========    ======   ========   ========

     In the nine months ended September 30, 2007 the Company sold three available-for-sale securities. For purposes of computing gains or losses, cost is identified on a specific identification basis. The Company recorded a gain of $675 within other income at the actual sale date.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(10) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

     The components of net periodic pension cost for the Company's domestic plans for the three and nine months ended September 30, 2008 and 2007 are as follows:

                                          Three months ended   Nine months ended
                                             September 30,       September 30,
                                          ------------------   -----------------
                                            2008      2007       2008      2007
                                          -------   --------   -------   -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                              $    --    $ 443     $    --   $ 1,000
Interest cost                                 878      900       2,634     2,698
Expected return on plan assets             (1,021)    (937)     (3,063)   (2,795)
Amortization of prior service costs           109       68         327       141
Recognized actuarial loss                      24       52          72       156
Curtailments                                   --       --          --       414
                                          -------    -----     -------   -------
Net periodic benefit cost                 $   (10)   $ 526     $   (30)  $ 1,614
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

     The components of net periodic benefit cost for the Company's SERP Plan for the three and nine months ended September 30, 2008 and 2007 is as follows:

                                          Three months ended   Nine months ended
                                             September 30,       September 30,
                                          ------------------   -----------------
                                            2008      2007      2008      2007
                                          -------   --------   ------   --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                $--        $10      $ --      $ 53
Interest cost                                76         75       228       224
Amortization of prior service cost           --          1        --         2
Recognized actuarial loss                     1          4         3        12
Curtailments                                 --         --        --        15
                                            ---        ---      ----      ----
Net periodic benefit cost                   $77        $90      $231      $306
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

     In April 2007, the Board of Directors of the Company approved the suspension of the SERP plan effective August 31, 2007. As a result, the Company was required to recognize a curtailment charge of $4 in 2007.

     International Pension Plan

     A foreign subsidiary of the Company maintains a pension plan for their employees that conforms to the common practice in their respective country. Based on local laws and customs, this plan is not funded.

     The components of net periodic pension cost for the Company's international plan for the three and nine months ended September 30, 2008 and 2007 are as follows:

                                          Three months ended   Nine months ended
                                             September 30,       September 30,
                                          ------------------   -----------------
                                            2008      2007      2008      2007
                                          -------   --------   ------   --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                $137      $111     $  411     $333
Interest cost                                218       160        654      480
Recognized actuarial loss/(gain)              33       (17)        99      (51)
Amortization of prior service cost            (2)       (2)        (6)      (6)
                                            ----      ----     ------     ----
Net periodic benefit cost                   $386      $252     $1,158     $756
                                            ====      ====     ======     ====

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

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(10) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

     The components of net periodic benefit cost for the three and nine months ended September 30, 2008 and 2007 are as follows:

                                                  Three months ended   Nine months ended
                                                     September 30,       September 30,
                                                  ------------------   -----------------
                                                      2008   2007        2008     2007
                                                      ----   ----        ----    -----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                          $  6   $  5        $  18   $  15
Interest cost                                           27     27           81      81
Actuarial loss recognized                               14     16           42      50
Amortization of unrecognized prior service cost        (39)   (39)        (117)   (117)
                                                      ----   ----        -----   -----
Net periodic benefit cost                             $  8   $  9        $  24   $  29
                                                      ====   ====        =====   =====

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

     In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $6,504 and $6,905 at September 30, 2008 and December 31, 2007, respectively. The decrease in the accrual includes payments of $523 and the impact of currency of $135 partially offset by adjustments to reserves of $257. Based upon currently available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where remediation costs may not be estimable at the reporting date.

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

          Cosan

     The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. Prior to the acquisition of Cosan by the Company, the operations were moved to another location and thereafter Cambrex purchased the business. In 1997, Cosan entered into an Administrative Consent Order with the NJDEP. Under the Administrative Consent Order, Cosan was required to complete an investigation of the extent of the contamination related to the Clifton site and conduct remediation as may be necessary. During the third quarter of 2005, the Company completed the investigation related to the Clifton site, which extends to adjacent properties. The results of the investigation caused the Company to increase its related reserves by $1,300 in 2005 based on the proposed remedial action plan. The Company submitted the results of the investigation and proposed remedial action plan to the NJDEP. In late 2006, the NJDEP requested that an additional investigation be conducted at the site. The Company estimated that the additional work will cost approximately $240, and as such, increased the related reserve in the first quarter of 2007. The Company submitted its plan for additional work to the NJDEP in April 2007. In August 2007 the NJDEP approved the Company's work plan and the additional investigation has been partially completed. The Company has submitted an interim report to NJDEP and is proceeding to complete the investigation. As of September 30, 2008, the reserve was $1,348. The results of the additional investigation may impact the remediation plan and costs.

     Additionally, there is a reserve of $950 as of September 30, 2008 for the Cosan Carlstadt, N.J. site related to an Administrative Consent Order with the NJDEP entered into in 1985 in connection with the acquisition of Cosan. In September 2004, the reserve was increased based on the investigations completed to date and the proposed Remedial Action Work Plan ("RAW") submitted to the NJDEP for their approval. The NJDEP subsequently rejected the RAW and required the Company to perform additional investigative work prior to approval of a new RAW. The Company's reserves were increased to cover the additional investigative work. The results of this additional investigative work may impact the RAW and costs.

          Berry's Creek

     In March 2006, the Company received notice from the United States Environmental Protection Agency ("USEPA") that two former operating subsidiaries are considered PRPs at the Berry's Creek Superfund Site, Bergen County, New Jersey. The operating companies are among many other PRPs that were listed in the notice. Pursuant to the notice, the PRPs have been asked to perform a remedial

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(11) CONTINGENCIES (CONTINUED)

investigation and feasibility study of the Berry's Creek Site. The Company has met with the other PRPs. Both operating companies joined the group of PRPs and filed a joint response to the USEPA agreeing to jointly negotiate to conduct or fund (along with other PRPs) an appropriate remedial investigation and feasibility study of the Berry's Creek Site. The PRPs have engaged technical and allocation consultants to evaluate investigation and remedial alternatives and develop a method to allocate related costs among the PRPs. In December 2007 the PRPs reached a tentative agreement on the allocation of the site investigation costs and at September 30, 2008 the Company's reserve was $498. The investigation is expected to take several years and at this time it is too early to predict the extent of any additional liabilities.

          Nepera, Inc. - Maybrook and Harriman Sites

     In 1987, Nepera, Inc. ("Nepera") was named a PRP along with certain prior owners of the Maybrook Site in Hamptonburgh, New York by the USEPA in connection with the disposition, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986. The Maybrook Site is on the USEPA's National Priorities List for remedial work. A prior owner of the Nepera facility has participated with Nepera in the performance of a remedial investigation and feasibility study for the Maybrook Site. In September 2007, the USEPA issued the Record of Decision ("ROD") which describes the remedial plan for the Maybrook Site. The USEPA also issued the Company and the prior owner a Notice of Potential Liability and the recipients have signed a Consent Decree to complete the ROD and pay the USEPA certain past oversight costs and have provided the USEPA with appropriate financial assurance, including a letter of credit to guarantee the recipient's obligation under the Consent Decree.

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

     Based on currently available information, Nepera believed that the current trust balance would not cover the remaining work to be completed at Harriman and under the final Maybrook ROD issued in September 2007. As such the Company increased its reserve by $1,000 during 2007, which was recorded in discontinued operations, for its expected share of the shortfall based on currently available information. As of September 30, 2008, the reserve recorded on the books was $1,200. The foregoing matters were retained by Nepera under the 2003 Purchase Agreement as well as the settlement reached in the Rutherford matter.

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(11) CONTINGENCIES (CONTINUED)

          Solvent Recoveries Superfund Site

     In 1992, the USEPA notified Humphrey Chemical Co., Inc. ("Humphrey") of its possible involvement as one of approximately 1,300 PRPs at a Superfund site ("the site") in Southington, Connecticut, once operated by Solvent Recoveries, Inc. Humphrey joined the PRP group, which has agreed with the USEPA to perform a Remedial Investigation/Feasibility Study ("RIFS"). The RIFS has been completed and the USEPA has proposed remediation of the Site. In September 2008, Humphrey agreed to enter into a consent decree and settlement with the other PRPs and the USEPA whereby Humphrey agreed to pay a settlement amount of $353 with an initial payment of $106 and the remaining $247 to be paid in installments over time as the remediation proceeds. The Company continues to reserve for the unpaid portion of the settlement and has entered into a letter of credit to guarantee the payment obligation under the settlement.

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

     The same parties including the Company and Profarmaco have also been named in purported class action complaints brought by private plaintiffs in various state courts on behalf of purchasers of the APIs in generic form, making allegations similar to those raised in the FTC's complaint and seeking various forms of relief including treble damages. All of these cases have been resolved except for one brought by three health care insurers known as In Re Lorazepam & Clorazepate Antitrust Litigation.

     In April 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of litigation brought by a class of direct purchasers which has been fully paid as of September 30, 2008. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter.

     In February 2008 the District Court, in the In Re Lorazepam & Clorazepate Antitrust Litigation, entered judgment after trial against Mylan, Gyma and Cambrex in the amount of $8,355, payable jointly and severally, and also a punitive damage award against each of Mylan, Gyma and Cambrex in the amount of $16,709. In addition, in October 2008, the District Court ruled that Mylan, Gyma and Cambrex were also

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(11) CONTINGENCIES (CONTINUED)

subject to a total of approximately $7,000 in prejudgment interest. The parties will appeal the awards. Cambrex expects any payment of the judgment against it to be made by Mylan under the indemnity described above.

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

     The balance of the reserves recorded within accrued liabilities related to this matter is $1,577 as of September 30, 2008 and is sufficient to cover the settlement.

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

     Additionally, as permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that covers a

                      CAMBREX CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (dollars in thousands, except share data)

(11) CONTINGENCIES (CONTINUED)

portion of any potential exposure. The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of September 30, 2008.

     In addition to the matters identified above, Cambrex's subsidiaries are party to a number of other proceedings that are not considered material at this time.

(12) DISCONTINUED OPERATIONS

     In February 2007, the Company completed the sale of the businesses that comprised the Bioproducts and Biopharma segments (excluding certain liabilities) for total cash consideration of $463,914, including working capital adjustments. As a result of the transaction, the Company reported a gain of $235,489 in 2007 and all periods presented reflect the results of these businesses as discontinued operations.

     The following table reflects revenues and income from the discontinued operations:

                                                  Three months ended    Nine months ended
                                                  September 30, 2007   September 30, 2007
                                                  ------------------   ------------------
Revenues                                              $    --               $ 20,335
                                                      =======               ========
Pre-tax income from operations of discontinued
   operations                                         $    --               $    545
Gain on sale of Bioproducts and Biopharma
   segments                                               (69)               235,538
Rutherford litigation settlement                           --                 (4,602)
Rutherford environmental reserve adjustment              (400)                  (400)
                                                      -------               --------
(Loss)/income from discontinued operations
   before income taxes                                $  (469)              $231,081
(Benefit)/provision for income taxes                   (4,698)                 7,374
                                                      -------               --------
Income from discontinued operations, net of tax       $ 4,229               $223,707
                                                      =======               ========

                      CAMBREX CORPORATION AND SUBSIDIARIES
                    (dollars in thousands, except share data)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

     The following significant events occurred during the third quarter of 2008:

     - Sales increased 3.2% (-1.7% excluding foreign currency impact) compared to third quarter 2007.

RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER 2008 VERSUS THIRD QUARTER 2007

     Gross sales in the third quarter 2008 of $56,508 were $1,766 or 3.2% above the third quarter 2007. Gross sales were favorably impacted 4.9% due to exchange rates reflecting a weaker U.S. dollar. Excluding the currency impact, sales decreased 1.7%. The decrease is primarily due to fewer custom development projects, lower volumes of certain products based on the Company's proprietary technologies and lower volumes of feed additives as a result of the Company's late 2007 decision to exit this business partially offset by higher sales of generic active pharmaceutical ingredients ("APIs"), particularly certain controlled substances. Lower pricing on a key gastrointestinal API and certain generic APIs also contributed to the lower sales.

     The following table reflects sales by geographic area for the three months ended September 30, 2008 and 2007:

                         2008      2007
                       -------   -------
North America          $19,465   $17,951
Europe                  33,029    33,220
Asia                     1,041     1,575
Other                    2,973     1,996
                       -------   -------
   Total Gross Sales   $56,508   $54,742
                       =======   =======

     Gross margins decreased to 28.7% in the third quarter 2008 from 33.8% in the third quarter 2007. This decrease is primarily due to lower pricing on a key gastrointestinal API, higher costs, mainly associated with the start-up of the finishing facility at the Milan facility, and unfavorable product mix. Gross margins were favorably impacted 2.9% due to foreign currency exchange.

     Selling, general and administrative expenses of $8,767 or 15.5% of gross sales in the third quarter 2008 decreased from $10,669, or 19.5% in the third quarter 2007. The decrease in expense is due mainly to lower costs as a result of the restructuring of the corporate office and cost savings at the operating sites, partially offset by a negative impact from foreign currency.

     In November 2007 the Company announced that it would consolidate its United States research and development ("R&D") activities and small scale active API production into its facility in Charles City, Iowa. This consolidation was substantially completed at December 31, 2007. All costs, net of expected sublease income, related to the existing operating lease at the New Jersey R&D facility will be recorded as restructuring expenses in the income statement. During the third quarter of 2008, the Company recorded $321 in restructuring expenses, the majority of which relates to rent at the New Jersey R&D facility. During the third quarter 2007 the Company recorded $451 in restructuring expenses primarily consisting of severance and retention bonuses related to the restructuring of the corporate office.

     Strategic alternative costs for the third quarter 2008 were $833, primarily consisting of costs associated with a project to streamline the Company's legal structure. Strategic alternative costs for the third quarter 2007 were $866, consisting of change-in-control benefits, retention bonuses, costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the divestiture and external advisor costs.

     Research and development expenses of $1,772 were 3.1% of gross sales in the third quarter 2008, compared to $3,062 or 5.6% of gross sales in the third quarter 2007. The decrease is primarily due to the Company's decision in 2007 to consolidate its New Jersey technical center with its R&D operations in Iowa to create increased operating efficiencies. The Company also utilized certain R&D personnel on custom development projects resulting in these costs being classified as cost of goods sold.

     Operating profit in the third quarter of 2008 was $4,542 compared to $3,473 in the third quarter 2007. The results reflect lower operating expenses at the corporate office partially offset by lower gross margins as discussed above.

     Net interest expense was $956 in the third quarter 2008 compared to $1,069 in the third quarter 2007. Third quarter 2008 results reflect lower interest rates partially offset by higher average debt compared to the third quarter 2007. The average interest rate on debt was 4.7% in the third quarter 2008 versus 7.3% in the third quarter 2007.

     The effective tax rate for the third quarter 2008 was 9.8% compared to 247.4% in the third quarter 2007. The tax provision in the third quarter 2008 was $304 compared to $4,592 in the third quarter 2007. This change is due to changes in the geographic mix of pre-tax earnings, the recognition of a tax benefit in continuing operations in 2007 as a result of the sale of the businesses that comprised the Bioproducts and Biopharma segments in the first quarter of 2007, reduced tax rates in Italy, benefits due to the expiration of a statute of limitations, benefits for tax loss carrybacks, and incremental benefits of the project to streamline the Company's legal structure. The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized. As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

     Income from continuing operations in the third quarter 2008 was $2,797, or $0.10 per diluted share, versus a loss of $2,736, or $0.09, per diluted share in the same period a year ago.

COMPARISON OF FIRST NINE MONTHS 2008 VERSUS FIRST NINE MONTHS 2007

     Gross sales for the first nine months of 2008 of $184,440 were $1,620, or 0.9% higher than the first nine months of 2007. Gross sales were favorably impacted 6.3% due to exchange rates reflecting a weaker U.S. dollar in the first nine months of 2008 versus 2007. Excluding the impact of foreign currency, the main drivers were lower revenues from custom development projects, lower volumes and pricing of generic APIs, lower volumes of certain products based on the Company's proprietary technologies and lower sales of fine chemicals and feed additives partially offset by higher sales of controlled substances.

     The following table shows sales by geographic area for the nine months ended September 30, 2008 and 2007:

                         2008       2007
                       --------   --------
North America          $ 65,200   $ 63,253
Europe                  104,911    107,797
Asia                      8,228      6,081
Other                     6,101      5,689
                       --------   --------
   Total Gross Sales   $184,440   $182,820
                       ========   ========

     Gross margins decreased to 31.4% in the first nine months of 2008 compared to 36.6% in the first nine months of 2007. The decrease in margins is due to lower pricing, higher costs and unfavorable product mix. Gross margins were unfavorably impacted 0.4% due to foreign currency exchange.

     Selling, general and administrative expenses of $31,511, or 17.1% of gross sales in the first nine months of 2008 decreased from $36,572 or 20.0% in the first nine months of 2007. The decrease in expense is due mainly to lower costs as a result of the restructuring of the corporate office and lower legal fees partially offset by the acceleration of restricted stock and stock options previously awarded to the former CEO and a negative impact from foreign currency exchange. Spending at the operating sites was also lower.

     In November 2007 the Company announced that it would consolidate its United States research and development ("R&D") activities and small scale API production into its facility in Charles City, Iowa. This consolidation was substantially completed at December 31, 2007. All costs, net of expected sublease income, related to the existing operating lease at the New Jersey R&D facility will be recorded as restructuring expenses in the income statement. During the first nine months of 2008, the Company recorded $1,469 in restructuring expenses. Closure costs at the New Jersey R&D facility consists mainly of rent and related costs of $1,174. Also included in restructuring expenses is approximately $295 in severance and related costs related to the restructuring of the corporate office. During the first nine months of 2007 the Company recorded $4,034 in restructuring expenses primarily consisting of severance and retention bonuses related to the restructuring of the corporate office.

     Strategic alternative costs for the first nine months of 2008 were $1,408, primarily consisting of costs associated with a project to streamline the Company's legal structure, stock option modification expense related to the payment of the special dividend and change-in-control benefits. Strategic alternative costs for the first nine months of 2007 were $28,560, consisting of change-in-control benefits, retention bonuses, costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the divestiture and external advisor costs.

     Research and development expenses of $5,945 or 3.2% of gross sales in the first nine months of 2008 compared to $8,623 or 4.7% of gross sales in the first nine months of 2007. The decrease is primarily due to the Company's decision in 2007 to consolidate its New Jersey technical center with its R&D operations in Iowa to create increased operating efficiencies. The Company also utilized certain R&D personnel on custom development projects resulting in these costs being classified as cost of goods sold.

     Operating profit in the first nine months of 2008 was $17,642 compared to a loss of $10,935 in the first nine months of 2007. The results reflect lower operating expenses, mainly from lower strategic alternative and restructuring costs partially offset by lower gross margins, as discussed above.

     Net interest expense was $2,302 in the first nine months of 2008 compared to net interest income of $1,341 in the first nine months of 2007 primarily reflecting higher average debt partially offset by lower interest rates. The first nine months of 2007 also includes the acceleration of unamortized origination fees related to the repayment of the credit facility of $841. Interest income was also considerably lower in the first nine months of 2008 compared to 2007 due to interest earned on the proceeds from the sale of the businesses that comprised the Bioproducts and Biopharma segments in 2007. The average interest rate was 4.9% in the first nine months of 2008 versus 7.0% in the first nine months of 2007.

     The effective tax rate for the first nine months of 2008 was 40.3% compared to -39.9% in the first nine months of 2007. The tax provision in the first nine months of 2008 was $6,002 compared to $4,200 in the first nine months of 2007. This change is due to changes in the geographic mix of pre-tax earnings, the recognition of a tax benefit in continuing operations in 2007 as a result of the sale of the businesses that comprised the Bioproducts and Biopharma segments in the first quarter of 2007, the reduction of tax rates in Italy, benefits due to the expiration of a statute of limitations, benefits for tax loss carrybacks, and incremental benefits of the project to streamline the Company's legal structure. The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized. As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

     Income from continuing operations for the first nine months of 2008 was $8,879, or $0.31 per diluted share, versus a loss of $14,724, or $0.52 per diluted share, in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $9,315 in the first nine months of 2008. During the first nine months of 2008, cash used in operations was $2,902 versus $509 in the same period a year ago. The decrease in cash flows from operations in the first nine months of 2008 versus the first nine months of 2007 is due primarily to the pay down of several year end accruals, including change in control payments and the Rutherford settlement, and an increase in inventories based on expected timing of shipments.

     Cash flows used in investing activities in the first nine months of 2008 of $24,192 primarily reflects capital expenditures of $22,908 compared to $15,007 in 2007. Part of the funds in 2008 were used for a new mid-scale Pharma manufacturing facility in Karlskoga, Sweden, an API purification facility in Milan, Italy and capital improvements to existing facilities.

     Cash flows provided by financing activities in the first nine months of 2008 of $19,428 primarily represent net borrowings of $19,461. In the first nine months of 2007 financing activities include a net pay down of debt of $61,665 and dividends paid of $402,333 partially offset by proceeds from stock options exercised of $21,811.

     During the first nine months of 2007, the Company paid cash dividends of $14.03 per share, of which $14.00 was a special dividend.

     The Company believes that cash flows from operations along with funds available from a revolving line of credit will be adequate to meet the operational and debt servicing needs of the Company, but no assurances can be given that this will continue to be the case, especially in light of the recent unprecedented volatility in worldwide credit markets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no significant change in our exposure to market risk during the first nine months of 2008. For a discussion of the Company's exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2007.

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

     We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. The Company's management has concluded that the financial statements included in this Form 10-Q are a fair presentation in all material respects the Company's financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended September 30, 2008.

PART II - OTHER INFORMATION

                      CAMBREX CORPORATION AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

     See the discussion under Part I, Item 1, Note 11 to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

     There have been no material changes to our risk factors and uncertainties during the first nine months of 2008. For a discussion of the Risk Factors, refer to Part I, Item 1A, "Risk Factors," contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2007.

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

Dated: November 5, 2008