Form 10-K
period 2008-12-31
CAMBREX CORP
filed 2009-02-19
CIK 820081

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON WHICH
           TITLE OF EACH CLASS                            REGISTERED
           -------------------                  ------------------------------
      COMMON STOCK, $.10 PAR VALUE                  NEW YORK STOCK EXCHANGE


       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: (NONE)

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

Large accelerated filer [ ]    Accelerated filer [X]              Non-accelerated filer [ ]
                                                        (Do not check if a smaller reporting company)

Large accelerated filer [ ]    Smaller reporting company [ ]


     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]. No [X].

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $168,064,886 as of June 30, 2008.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of January 31, 2009, there were 29,207,831 shares outstanding of the registrant's Common Stock, $.10 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the 2009 Annual Meeting are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      CAMBREX CORPORATION AND SUBSIDIARIES

                            INDEX TO ANNUAL REPORT ON
                            FORM 10-K FILED WITH THE
                       SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2008


ITEM                                                        PAGE
NO.                                                          NO.
----                                                        ----
                             PART I
 1     Business..........................................     2
 1A    Risk Factors......................................     6
 1B    Unresolved Staff Comments.........................    13
 2     Properties........................................    13
 3     Legal Proceedings.................................    14
 4     Submission of Matters to a Vote of Security
       Holders...........................................    14

                             PART II
 5     Market for the Registrant's Common Equity, Related
       Stockholder Matters and Issuer Purchases of Equity
       Securities........................................    14
 6     Selected Financial Data...........................    17
 7     Management's Discussion and Analysis of Financial
       Condition and Results of Operations...............    19
 7A    Quantitative and Qualitative Disclosures about
       Market Risk.......................................    34
 8     Financial Statements and Supplementary Data.......    35
 9     Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure...............    80
 9A    Controls and Procedures...........................    80
 9B    Other Information.................................    81

                            PART III
10     Directors, Executive Officers and Corporate
       Governance........................................    82
11     Executive Compensation............................    83
12     Security Ownership of Certain Beneficial Owners
       and Management and Related Stockholder Matters....    83
13     Certain Relationships and Related Transactions and
       Director Independence.............................    83
14     Principal Accountant Fees and Services............    83

                             PART IV
15     Exhibits and Financial Statement Schedules........    84

                                     PART I

ITEM 1  BUSINESS

GENERAL

     Cambrex Corporation (the "Company" or "Cambrex"), a Delaware corporation, began business in December 1981. Cambrex is a life sciences company dedicated to growing its portfolio of commercial small molecule therapeutics and providing products and services that accelerate and improve the discovery and commercialization of new therapeutics. The Company primarily supplies its products and services worldwide to pharmaceutical and generic drug companies. Cambrex has three operating segments, which are manufacturing facilities that have been aggregated as one reportable segment. The Company's overall strategy is to: grow its portfolio of custom development projects, especially those in the later stages of the clinical trial process, secure long-term supply agreements for newly approved drug products utilizing the Company's active pharmaceutical ingredients ("APIs") and advanced intermediates; expand sales of products and projects based on its proprietary technologies; and partner with generic drug companies to grow the Company's extensive portfolio of generic APIs. The Company also seeks to demonstrate excellence in regulatory compliance, environmental, health and safety performance, and customer service. As part of the process of evaluating strategic alternatives to enhance shareholder value, the sale of two businesses within the former Human Health segment was completed in October 2006 and the sale of the businesses that comprised the Bioproducts and Biopharma segments was completed in February 2007, and accordingly, these businesses are being reported as discontinued operations in all periods presented.

     The Company uses a consistent business approach:

     - Niche Market Focus: The Company participates in niche markets where significant technical expertise provides a competitive advantage and market differentiation.

     - Market Leadership: The Company secures leading market positions through excellent customer service, proprietary technologies, specialized capabilities and an outstanding regulatory record and leverages these capabilities across the market segments in which it participates.

     - New Products and Services: The Company continues to invest in research and product development in order to introduce innovative products and services to accelerate revenue growth, provide a competitive advantage and maintain its leading market positions.

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

MARKET OVERVIEW AND GROWTH DRIVERS

     The Company participates in markets that serve the healthcare industry. Customers include companies and institutions that discover and commercialize human therapeutics using organic chemistry and generic drug companies.

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

     Demand for Cambrex products and services is increased by its customers' continuing access to financial resources to advance their research and development ("R&D") projects for therapeutic candidates from the laboratory to the clinic, and eventually, to the patient. Healthcare investment comes from a variety of sources. Large

--------
(dollars in thousands, except share data) pharmaceutical and biotechnology companies spend billions on drug discovery and development. Research institutions may be funded by the government, business or private sectors. Macro-economic conditions can have an impact on the availability of funding for the Company's customers, especially those customers dependent upon venture capital and other private sources of funding.

     Once a drug is identified, companies need to develop a robust process for the manufacture of clinical and commercial quantities. Product testing, analytical methods and quality processes need to be integrated into the manufacturing process. This is a critical step to getting a commercially viable drug to market. Cambrex excels in the manufacture and testing of APIs and drug substances at laboratory, clinical and commercial scale and specializes in optimizing manufacturing processes.

     Demand for outsourced services from pharmaceutical companies continues to grow. Large pharmaceutical and biotechnology companies may outsource the development and manufacturing of a drug substance to manage multiple internal priorities, access new technologies or additional capacity, preserve needed capital or ensure multiple sources of supply. Many emerging pharmaceutical and generic drug companies outsource all process development and manufacturing. Cambrex is particularly well positioned to assist drug companies with these much needed services for traditional APIs.

     New drugs are typically patented. When the patent expires, the drug may be manufactured and marketed in its generic form. Growth in the generic drug market is driven by the continuing stream of drug patents that will expire in the future and favorable market forces that encourage the use of generic pharmaceuticals as a more cost effective health care alternative to higher-priced branded drugs. In the United States and many countries in Europe, governments and prescription benefit management companies provide incentives for generic substitution to reduce costs. Cambrex manufactures nearly 70 generic APIs, typically in relatively small quantities for use in niche therapeutics.

     The market for human therapeutics is regulated by the Food and Drug Administration ("FDA") in the United States and other regulatory agencies throughout the world. These agencies oversee and regulate the development, manufacturing and commercialization process for APIs and regulated intermediates. Excellent regulatory and quality systems are essential to serve the industry.

     Asian competitors have increased their capabilities in drug substance manufacturing and finished dosage form drugs in recent years. There has been a growing impact on the volumes sold of the Company's niche products and the presence of these competitors in the market has resulted in downward pricing pressure on generic APIs and certain development services for clinical phase products. Regulatory compliance and product quality may determine the long term impact of these competitors.

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

     In January 2008, the Company acquired AS ProSyntest, a privately held API research and development company located in Tallinn, Estonia. ProSyntest, renamed Cambrex Tallinn, has strengths in cost effective chemical route selection and sample generation, rapid scale up of products at kilo lab scale, as well as chiral and organometallic chemistries.


--------
(dollars in thousands, except share data)

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

     Products and services are sold to a diverse group of more than 500 customers, with two customers individually accounting for more than 10% of 2008 sales. One, a pharmaceutical company with which a long-term sales contract is in effect, accounted for 10.0%. A second customer, a distributor representing multiple customers, accounted for 11.8%. The Company's products are sold through a combination of direct sales and independent agents. One API accounted for 13.6% of 2008 sales, the majority of which is sold under a long-term sales contract.

     This table summarizes gross sales by product groups:

                                                   2008       2007       2006
                                                 --------   --------   --------
APIs and pharmaceutical intermediates..........  $220,722   $220,386   $206,193
Other..........................................    28,896     32,188     30,466
                                                 --------   --------   --------
          Total................................  $249,618   $252,574   $236,659
                                                 ========   ========   ========



     Sales in 2008 of $249,618 decreased $2,956 or 1.2% including a 2.5% favorable impact due to exchange rates reflecting a weaker U.S. dollar when compared to 2007.

     Sales of APIs and pharmaceutical intermediates in 2008 of $220,722 were $336 or 0.2% above the prior year. Excluding the favorable impact due to foreign exchange rates, sales were down 2.4%. Lower sales were driven by lower volumes of a diuretic API, lower demand for custom development and drug delivery products as well as lower pricing of a gastro-intestinal API due to the renegotiation of a long-term contract. These decreases were partially offset by higher sales of controlled substances and higher demand for a central nervous system API.

     Other sales in 2008 of $28,896 were $3,292 or 10.2% below the prior year. Excluding the favorable impact due to foreign exchange, these sales were down 12.1%. The decrease in sales is due primarily to lower sales of a feed additive product line that the Company exited in the third quarter of 2008 and lower sales of polymer products.

MARKETING AND DISTRIBUTION

     The Company's products generally include higher value, low-to-medium volume niche products requiring significant technical expertise to develop and manufacture. Marketing generally requires significant cooperative effort among a highly trained sales and marketing staff, a scientific staff that can assess the technical fit and estimate manufacturing economics and business unit management to determine the strategic and operational fit. The process to take a client's project from the clinical trial stage to a commercial, approved therapeutic may take from two to ten years. The Company uses sales agents and independent distributors in those areas where they are deemed to be more effective or economical than direct sales efforts.

RAW MATERIALS

     The Company uses a wide array of raw materials in its businesses.

     For its products, the Company generally will attempt to have a primary and secondary supplier for its critical raw materials. Prices for these raw materials are generally stable except for the petroleum-based solvents where prices can vary with market conditions.


--------
(dollars in thousands, except share data)

RESEARCH AND DEVELOPMENT

     The Company's R&D program is designed to increase the Company's competitiveness by improving its technology and developing processes for the manufacture of new products to meet customer requirements. The goals are to introduce innovative and proprietary products, improve manufacturing processes to reduce costs, improve quality and increase capacity, to identify market opportunities that warrant significant technical expertise, and offer the prospects of a long-term, profitable business relationship. R&D activities are performed at all of the Company's manufacturing facilities in both the United States and Europe. Approximately 98 employees are at least partially involved in R&D activities worldwide.

     In December 2007 the Company consolidated its United States R&D activities and small scale API production into its facility in Charles City, Iowa. As a result of the consolidation, the Company's Center of Technical Excellence in North Brunswick, New Jersey ("New Jersey R&D facility") was closed as of December 31, 2008.

     The Company spent $7,590, $12,157 and $10,813 in 2008, 2007 and 2006, respectively, on R&D efforts.

PATENTS AND TRADEMARKS

     The Company has patent protection covering certain products, processes and services. In addition, the Company also relies on know-how and trade secrets (related to many of its manufacturing processes and techniques not generally known to other companies) for developing and maintaining its market position.

     Worldwide, the Company currently owns approximately 15 granted/in-force patents which have various expiration dates, the latest of which is in 2025. In addition, the Company currently has several pending patent applications and, as decisions are made to patent new inventions, prepares new patent applications.

     The Company has registered trademark rights in the United States and select foreign countries for use in connection with the Company's products and services. The Company also holds common law trademark rights for certain other marks.

     The Company requires employees to sign confidentiality and ownership of inventions agreements where appropriate.

COMPETITION

     The Company has at least 25 primary API and advanced intermediate competitors throughout Western Europe and the U.S. and many more competitors within various segments of the markets the Company serves, including a growing number of competitors in Asia, Eastern Europe and other low-cost areas. The Company believes that low cost providers have had the impact of driving prices down for many products and services for which the Company competes to provide, and the Company anticipates that it will face increased competition from these providers in the future. It is expected that regulatory compliance, product quality and logistics will determine the extent of the long term impact of these competitors in the primary markets that the Company serves. If the Company perceives significant competitive risk and a need for technical or financial commitment, it generally attempts to negotiate long term contracts or guarantees from its customers.

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

     Prevailing legislation tends to hold companies primarily responsible for the proper disposal of their wastes even after transfer to third party waste disposal facilities. Moreover, other future developments, such as increasingly

--------
(dollars in thousands, except share data) strict environmental, safety and health laws and regulations, and enforcement policies there under, could result in substantial costs and liabilities to the Company and could subject the Company's handling, manufacture, use, reuse, or disposal of substances or pollutants at its plants to more rigorous scrutiny than at present.

     Known environmental matters which may result in liabilities to the Company and the related estimates and accruals are summarized in Note 18 to the Cambrex Corporation and Subsidiaries Consolidated Financial Statements.

     Present and Future Environmental Expenditures: The Company's policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations. The Company believes it is in compliance with such requirements and has adequate professional staff and systems in place to remain in compliance. In some cases, compliance can only be achieved by capital expenditures and the Company made capital expenditures of $1,760 in 2008, $2,060 in 2007, and $2,784 in 2006 for environmental projects. As the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related expenditures may increase. The Company considers costs for environmental compliance to be a normal cost of doing business and includes such costs in pricing decisions.

EMPLOYEES

     At December 31, 2008, the Company had 856 employees worldwide (609 of whom were from international operations) compared with 844 employees at December 31, 2007 and 858 at December 31, 2006.

     Non-U.S. production, administration, scientific and technical employees are represented by various local and national unions. The Company believes its labor relations are satisfactory.

SEASONALITY

     The Company experiences some seasonality primarily due to planned plant shutdowns by the Company and certain customers in the third quarter. Operating results for any quarter, however, are not necessarily indicative of results for any future period. In particular, as a result of various factors including, but not limited to, acquisitions, plant shutdowns, and the timing of large contract revenue streams, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance.

EXPORT AND INTERNATIONAL SALES

     The Company exports numerous products to various areas, principally Western Europe, Asia and Canada. Export sales from the Company's domestic operations in 2008, 2007 and 2006 amounted to $24,602, $28,821 and $28,825, respectively.
Sales from international operations were $167,911 in 2008, $171,145 in 2007, and $154,197 in 2006. Refer to Note 16.

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


--------
(dollars in thousands, except share data)

THE COMPANY MAY PURSUE TRANSACTIONS THAT MAY CAUSE IT TO EXPERIENCE SIGNIFICANT CHARGES TO EARNINGS THAT MAY ADVERSELY AFFECT ITS STOCK PRICE AND FINANCIAL CONDITION.

     The Company regularly reviews potential transactions related to technologies, products, product rights and businesses complementary to its business. These transactions could include mergers, acquisitions, divestitures, strategic alliances or licensing agreements. In the future, the Company may choose to enter into these transactions at any time. As a result of acquiring businesses or entering into other significant transactions, the Company has previously experienced, and may continue to experience, significant charges to earnings for merger and related expenses that may include transaction costs, closure costs or costs related to the write-off of acquired in-process research and development. These costs may also include substantial fees for investment bankers, attorneys, accountants, financial printing costs, severance and other closure costs associated with the elimination of duplicate or discontinued products, employees, operations and facilities.

IF THE COMPANY MAKES ACQUISITIONS, IT MAY EXPERIENCE DIFFICULTY INTEGRATING THE BUSINESSES.

     The Company continually explores and conducts discussions with many third parties regarding possible acquisitions. The Company's ability to continue to achieve its goals may depend upon its ability to effectively integrate such businesses, to achieve cost efficiencies and to manage these businesses as part of Cambrex. However, the Company may experience difficulty integrating the merged companies. As a result of uncertainty following an acquisition and during the integration process, the Company could experience disruption in its business or employee base. If the Company is not able to successfully blend its products and technologies with the acquired business to create the advantages the acquisition was intended to create, it may affect the Company's results of operations, its ability to develop and introduce new products and the market price of its common stock. Furthermore, there may be overlap between the Company's products, services or customers, and the combined company may create conflicts in relationships or other commitments detrimental to the integrated businesses.

IF THE COMPANY FAILS TO IMPROVE THE OPERATIONS OF FUTURE ACQUIRED BUSINESSES, IT MAY BE UNABLE TO ACHIEVE OUR GROWTH STRATEGY.

     Some of the businesses the Company may acquire could have significantly lower operating margins than the Company does prior to the time of acquisition. In the past, the Company has occasionally experienced temporary delays in improving the operating margins of these acquired businesses. In the future, if the Company is unable to improve the operating margins of acquired businesses or operate them profitably, it may be unable to achieve its growth strategy.

COMPANIES MAY DISCONTINUE OR DECREASE THEIR USAGE OF CAMBREX'S SERVICES.

     The Company has observed increasing pressure on the part of its customers to reduce spending, including the use of its services and products, as a result of negative macro-economic trends and various market dynamics specifically affecting the pharmaceutical industry. These customers could discontinue or decrease their usage of Cambrex's services and products, including as a result of an economic slowdown in the overall United States or foreign economies.

COMPETITION OR A REDUCTION IN DEMAND FOR CAMBREX'S PRODUCTS COULD REDUCE SALES.

     The markets for the Company's products are competitive and price sensitive. Other suppliers have significant financial, operational, sales and marketing resources, and experience in R&D. These and other companies may have developed or could in the future develop new technologies that would compete with the Company's products or render its products obsolete. Several of Cambrex's customers, especially those that buy its generic APIs, have recently vertically integrated and now have internal capabilities similar to Cambrex's. In addition, demand for the Company's products may weaken due to a reduction in research and development budgets, loss of distributors or other factors.


--------
(dollars in thousands, except share data)

     The markets for certain Cambrex products are also subject to specific competitive risks and can be highly price competitive. The Company's competitors have competed in the past by lowering prices on certain products. The Company's competitors may lower prices on these or other products in the future and the Company may, in certain cases, respond by lowering its prices. Conversely, failure to anticipate and respond to price competition may hurt Cambrex's market share.

     The Company believes that customers in its markets display loyalty to their initial supplier of a particular product. Therefore, it may be difficult to generate sales to potential customers who have purchased products from competitors. To the extent the Company is unable to be the first to develop and supply new products, our competitive position may suffer.

THE COMPANY'S FAILURE TO OBTAIN NEW CONTRACTS OR RENEW EXISTING CONTRACTS MAY ADVERSELY AFFECT ITS BUSINESS.

     Many of Cambrex's contracts are short-term in duration. As a result, the Company must continually replace its contracts with new contracts to sustain its revenue. In addition, certain of the Company's long-term contracts may be cancelled or delayed by clients for any reason upon notice. The Company currently has a long-term sales contract that accounts for 10% of sales that is scheduled to expire at the end of 2013. There is no guarantee that this contract will be renewed. The Company also has a contract for certain drug delivery products that accounts for nearly 4% of sales that expires in September of 2009. While the Company currently believes it will renew the contract, and that it has intellectual property that increases the likelihood of renewal, there is no guarantee that this contract will be renewed and that if it is renewed, that the profitability will not be negatively impacted going forward.

CAMBREX'S OPERATING RESULTS MAY UNEXPECTEDLY FLUCTUATE IN FUTURE PERIODS.

     The Company's revenue and operating results have fluctuated, and could continue to fluctuate, on a quarterly basis. The operating results for a particular quarter may be lower than expected as a result of a number of factors, including, but not limited to, the timing of contracts; the delay or cancellation of a contract; the mix of services provided; seasonal slowdowns in different parts of the world; the timing of start-up expenses for new services and facilities; changes in government regulations; and unfavorable exchange rates with the U.S. dollar. Because a high percentage of the Company's costs are relatively fixed in the short term, such as the cost of maintaining facilities and compensating employees, any one of these factors could have a significant impact on the Company's quarterly results. In some quarters, the Company's revenue and operating results may fall below the expectations of securities analysts and investors due to any of the factors described above. In such event, the trading price of the Company's common stock would likely decline, even if the decline in revenue did not have any long-term adverse implications for the Company's business.

FAILURE TO OBTAIN PRODUCTS AND RAW MATERIALS FROM THIRD-PARTY MANUFACTURERS COULD AFFECT CAMBREX'S ABILITY TO MANUFACTURE AND DELIVER ITS PRODUCTS.

     The Company relies on third-party manufacturers to supply many of its raw materials, and in some cases, entire products. In addition, the Company has a single source for supplies of some raw materials to our products. Manufacturing problems may occur with these and other outside sources. If such problems occur, the Company cannot ensure that it will be able to manufacture its products profitably or on time.

ANY SIGNIFICANT CHANGE IN GOVERNMENT REGULATION OF THE DRUG DEVELOPMENT PROCESS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

     The manufacturing of pharmaceutical products is subject to extensive regulation by governmental authorities, including the FDA and comparable regulatory authorities in other countries. The Company's business depends in part on strict government regulation of the drug development process. Legislation may be introduced and enacted from time to time to modify regulations administered by the FDA and governing the drug approval process. Any significant reduction in the scope of regulatory requirements or the introduction of simplified drug approval procedures could have a material adverse effect on the Company's business.


--------
(dollars in thousands, except share data)

VIOLATIONS OF CGMP AND OTHER GOVERNMENT REGULATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

     All facilities and manufacturing techniques used for manufacturing products for clinical use or for commercial sale in the United States must be operated in conformity with cGMP regulations as required by the FDA and for certain products, the Drug Enforcement Agency. The Company's facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products. A finding that the Company had materially violated these requirements could result in regulatory sanctions, the loss of a customer contract, the disqualification of data for client submissions to regulatory authorities and a mandated closing of the Company's facilities. Any such violations would have a material adverse effect on the Company's business. Cambrex's customers are typically subject to the same, or similar, regulations and any such violations or other actions by regulatory agencies, including, but not limited to, plant shutdowns or product recalls, that eliminate or reduce the Company's sale of it's products or services could negatively impact the Company's business.

LITIGATION MAY HARM THE COMPANY OR OTHERWISE NEGATIVELY IMPACT ITS MANAGEMENT AND FINANCIAL RESOURCES.

     Complex or extended litigation could cause the Company to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders, counterparties to acquisition and divestiture contracts, collaborators, distributors, customers, or end-users of our products or services could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and the Company cannot be assured that it will always be able to resolve such disputes out of court or on terms favorable to the Company.

     Refer to Note 18 for a discussion of the Company's environmental and legal matters.

LOSS OF KEY PERSONNEL COULD HURT THE COMPANY.

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

POTENTIAL PRODUCT LIABILITY CLAIMS, ERRORS AND OMISSIONS CLAIMS IN CONNECTION WITH SERVICES THE COMPANY PERFORMS AND POTENTIAL LIABILITY UNDER INDEMNIFICATION AGREEMENTS BETWEEN THE COMPANY AND ITS OFFICERS AND DIRECTORS COULD ADVERSELY AFFECT THE COMPANY.

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

ASSESSMENTS BY VARIOUS TAX AUTHORITIES MAY BE MATERIALLY DIFFERENT THAN THE COMPANY HAS PROVIDED FOR AND IT MAY EXPERIENCE SIGNIFICANT VOLATILITY IN ITS ANNUAL AND QUARTERLY EFFECTIVE TAX RATE.

     As a matter of course, the Company is regularly audited by federal, state, and foreign tax authorities. From time to time, these audits result in proposed assessments. In recent years, the Company utilized significant tax attributes in the form of foreign tax credits and U.S. net operating loss ("NOLs") carryforwards to reduce or eliminate potential tax expense related to the repatriation of funds into the U.S. resulting from the 2005 Jobs Creation Act and from a large divestiture of its biotechnology-related businesses in 2007. While the Company believes that it has adequately provided for any taxes related to these items, and taxes related to all other aspects of its business, any such assessments or future settlements may be materially different than it has provided.

     In recent years, as described more fully in Note 9, the Company has recorded a valuation allowance against all net domestic and certain foreign deferred tax assets. Until such time as the Company's domestic and certain foreign profitability is restored and considered by management to be sustainable for the foreseeable future, the Company will not record the income tax benefit or expense for domestic pre-tax losses and income respectively, and as such will likely experience significant volatility in its effective tax rate.

THE COMPANY HAS A SIGNIFICANT AMOUNT OF DEBT.

     The Company has a $200,000 revolving credit facility of which $123,800 was outstanding at December 31, 2008. This facility expires in April of 2012. If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the credit facility, it will be in default.

     Even if the Company is able to meet its debt service obligations, the amount of debt it has could adversely affect the Company in a number of ways, including:

     - limiting its ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes;

     - limiting its flexibility in planning for, or reacting to, changes in the Company;

     - placing it at a disadvantage relative to its competitors who have lower levels of debt;

     - making it more vulnerable to a downturn in its business or the economy generally; and

     - requiring it to use a substantial portion of its cash to pay principal and interest on its debt, instead of investing those funds in the business.

VOLATILE FINANCIAL MARKETS COULD AFFECT THE COMPANY'S CASH FLOWS

     The Company believes that cash flows from operations along with funds available from a revolving line of credit will be adequate to meet the operational and debt servicing needs of the Company, but no assurances can be given that this will continue to be the case. Given the current state of the worldwide credit markets, there is a risk that the funds available to be drawn under the Company's revolving line of credit may not be available in the event of the failure of one or more participant banks.

     The Company's cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, returns on assets within the Company's domestic pension plans that are significantly below expected performance, as well as other factors.


--------
(dollars in thousands, except share data)

INTERNATIONAL UNREST OR FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY AFFECT THE COMPANY'S RESULTS.

     The Company's international revenues, which include revenues from its non-U.S. subsidiaries and export sales from the U.S., represented 77% and 79% of its product revenues in 2008 and 2007, respectively.

     There are a number of risks arising from the Company's international business, including:

     - foreign currencies it receives for sales outside the U.S. could be subject to unfavorable exchange rates with the U.S. dollar and reduce the amount of revenue that the Company recognizes;

     - the possibility that unfriendly nations or groups could boycott its products;

     - general economic and political conditions in the markets in which it operate;

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

     A significant portion of the Company's business is conducted in currencies other than the U.S. dollar, which is its reporting currency. The Company recognizes foreign currency gains or losses arising from its operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which the Company does business have caused, and will continue to cause, foreign currency transaction gains and losses. The Company cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures, and the potential volatility of currency exchange rates. The Company engages in limited foreign exchange hedging transactions to mitigate the impact of this volatility on its operations, but its strategies are short-term in nature and may not adequately protect its operating results from the full effects of exchange rate fluctuations.

THE MARKET PRICE OF CAMBREX'S STOCK COULD BE VOLATILE.

     The market price of the Company's common stock fluctuates substantially due to a variety of factors, including:

     - quarterly fluctuations in its operating income and earnings per share results;

     - technological innovations or new product introductions by the Company or competitors;

     - economic conditions;

     - disputes concerning patents or proprietary rights;

     - changes in earnings estimates and market growth rate projections by market research analysts;

     - sales of common stock by existing holders;

     - loss of key personnel; and

     - securities class actions or other litigation.

     The market price for the Company's common stock may also be affected by the Company's ability to meet any guidance that it may, from time to time, publicly announce related to our expected sales growth, profitability and other financial and operational metrics, and its ability to meet analysts' expectations. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.


--------
(dollars in thousands, except share data)

INCIDENTS RELATED TO HAZARDOUS MATERIALS COULD ADVERSELY AFFECT THE COMPANY.

     Portions of the Company's operations require the controlled use of hazardous materials. Although the Company is diligent in designing and implementing safety procedures to comply with the standards prescribed by federal, state, and local regulations, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated. In the event of such an incident, the Company could be liable for any damages that result, which could adversely affect its business.

     Additionally, any incident could partially or completely shut down the Company's research and manufacturing facilities and operations.

     The Company generates waste that must be transported to approved storage, treatment and disposal facilities. The transportation and disposal of such waste are required to meet applicable state and federal statutes and regulations. The storage, treatment and disposal of such waste potentially exposes the Company to environmental liability if, in the future, such transportation and disposal are deemed to have violated such statues or regulations or if the storage, treatment and disposal facilities are inadequate and are proved to have damaged the environment.

     The Company is also party to several environmental remediation investigations and cleanups and, along with other companies, has been named a "potential responsible party" for certain waste disposal sites. The Company has also retained the liabilities with respect to certain pre-closing environmental matters associated with the sale of the Rutherford Chemicals business. Refer to
Note 18 for a discussion of the Company's environmental matters.

THE POSSIBILITY THE COMPANY WILL BE UNABLE TO PROTECT ITS TECHNOLOGIES COULD AFFECT ITS ABILITY TO COMPETE.

     The Company's success depends to a significant degree upon its ability to develop proprietary products and technologies. However, the Company cannot be assured that patents will be granted on any of its patent applications. The Company also cannot be assured that the scope of any of its issued patents will be sufficiently broad to offer meaningful protection. The Company has patents issued in selected countries, therefore, third parties can make, use, and sell products covered by its patents in any country in which the Company does not have patent protection. In addition, issued patents or patents the Company licenses could be successfully challenged, invalidated or circumvented so that its patent rights would not create an effective competitive barrier. The Company provides its customers the right to use its products under label licenses that are for research purposes only. These licenses could be contested, and the Company cannot be assured that it would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner.

     If a third party claimed an intellectual property right to technology the Company uses, it may need to discontinue an important product or product line, alter its products and processes, defend its right to use such technology in court or pay license fees. Although the Company may, under these circumstances, attempt to obtain a license to such intellectual property, it may not be able to do so on favorable terms, or at all. Additionally, if Cambrex's products are found to infringe on a third party's intellectual property, the Company may be required to pay damages for past infringement, and lose the ability to sell certain products or receive licensing revenues.

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSE.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, are creating uncertainty for companies. These new or changed laws and standards are subject to multiple interpretations, in many cases due to their lack of specification. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies which could result in higher costs necessitated by revisions to disclosures and governance practices. The Company is committed to maintaining high standards of corporate governance and public disclosure. As a result of the efforts to comply with the evolving laws and regulations increased general and administrative expenses have been experienced and are likely to continue.


--------
(dollars in thousands, except share data)

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

ITEM 1B  UNRESOLVED STAFF COMMENTS

     None.

ITEM 2  PROPERTIES.

     Set forth below is information relating to the Company's manufacturing facilities as of December 31, 2008:

                                       OPERATING
LOCATION                 ACREAGE      SUBSIDIARY            PRODUCT LINES MANUFACTURED
--------                --------      ----------            --------------------------
Charles City, IA        57 acres   Cambrex            APIs, Pharmaceutical Intermediates,
                                   Charles City,      Imaging Chemicals, Animal Health
                                   Inc.               Products and Fine Custom Chemicals
Karlskoga, Sweden       42 acres   Cambrex            APIs, Pharmaceutical Intermediates,
                                   Karlskoga AB       Imaging Chemicals and Fine Custom
                                                      Chemicals
Paullo (Milan), Italy   13 acres   Cambrex            APIs and Pharmaceutical Intermediates
                                   Profarmaco
                                   Milano S.r.l.


     The Company leases 10,000 square feet in Tallinn, Estonia which has a lease term ending May 2014. In addition, the Company owns a six acre site and buildings in North Haven, CT, and a three acre site in Carlstadt, New Jersey. The Company believes its facilities to be in good condition, well-maintained and adequate for its current needs.

     In December 2007 the Company consolidated its United States R&D activities and small scale API production into its facility in Charles City, Iowa. As a result of the consolidation, the Company's New Jersey R&D facility was closed as of December 31, 2008. The lease will continue through December 2010.

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


--------
(dollars in thousands, except share data)

ITEM 3  LEGAL PROCEEDINGS

     See "Environmental and Safety Regulations and Proceedings" under Item 1 and
Note 18 with respect to various proceedings involving the Company in connection with environmental matters. The Company is party to a number of other proceedings also discussed in Note 18.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock, $.10 par value is listed on the New York Stock Exchange ("NYSE") under the symbol CBM. The following table sets forth the closing high and low sales price of the common stock as reported on the NYSE:

2008                                                         HIGH      LOW
----                                                        ------   ------
First Quarter.............................................  $10.96    $6.93
Second Quarter............................................    7.28     5.51
Third Quarter.............................................    7.97     5.45
Fourth Quarter............................................    6.14     2.45



2007                                                         HIGH      LOW
----                                                        ------   ------
First Quarter.............................................  $25.04   $21.46
Second Quarter............................................   25.89    11.67
Third Quarter.............................................   14.35    10.15
Fourth Quarter............................................   11.69     7.44


     As of February 9, 2009, the Company estimates that there were approximately 3,967 beneficial holders of the outstanding common stock of the Company.

     During May 2007, the Company paid a special dividend of $14.00 per share of common stock. The quarterly dividend on common stock was $0.03 for the first quarter of 2007 and discontinued thereafter.

  2008 EQUITY COMPENSATION TABLE

     The following table provides information as of December 31, 2008 with respect to shares of common stock that may be issued under the Company's existing equity compensation plans.

                                               COLUMN(A)            COLUMN(B)             COLUMN(C)
                                         --------------------   -----------------   ---------------------
                                                                                     NUMBER OF SECURITIES
                                                                                     REMAINING FOR FUTURE
                                         NUMBER OF SECURITIES    WEIGHTED AVERAGE   ISSUANCE UNDER EQUITY
                                           TO BE ISSUED UPON    EXERCISE PRICE OF     COMPENSATION PLANS
                                              EXERCISE OF          OUTSTANDING      (EXCLUDING SECURITIES
                                         OUTSTANDING OPTIONS,   OPTIONS, WARRANTS    REFLECTED IN COLUMN
PLAN CATEGORY                             WARRANTS AND RIGHTS       AND RIGHTS               (A))
-------------                            --------------------   -----------------   ---------------------
Equity compensation plans approved by
  security holders.....................        1,313,595              $13.45                47,046
Equity compensation plans not approved
  by security holders..................          277,274              $17.05                 5,546
                                               ---------                                    ------
Total..................................        1,590,869              $14.07                52,592
                                               =========                                    ======





--------
(dollars in thousands, except share data)

     The material features of the equity compensation plan under which equity securities are authorized for issuance that was adopted without stockholder approval are described below:

  2000 EMPLOYEE PERFORMANCE STOCK OPTION PLAN

     The 2000 Employee Stock Option Plan (the "2000 Plan") is used to fund awards for Non-Executive Employees of the Company. The 2000 Plan is administered by the Compensation Committee of the Board of Directors, and that Committee may delegate responsibilities to others to assist in administering the 2000 Plan. The total number of shares of Common Stock which may be issued on exercise of stock options shall not exceed 500,000 shares, subject to adjustment in accordance with the Plan. No participant shall be granted options to purchase more than 100,000 shares of common stock in any twelve month period. The options shall be priced at fair market value on the date of grant and shall expire 10 years after the date of grant. If the employment of a participant terminates, other than as a result of death, disability or retirement, all unexercised awards shall be cancelled immediately. In the event of death, disability or retirement, the options will expire one year from the date of the event.


--------
(dollars in thousands, except share data)

  COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS

     The following graph compares the Company's cumulative total stockholder return for a five-year period, with a performance indicator of the overall stock market, the S&P 500 Index and the S&P 1500 Pharmaceuticals Index which the Company believes more closely reflects the industry within which the Company operates. Prices are as of December 31 of the year indicated.

                 COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

                               (PERFORMANCE GRAPH)

     The Company's commercial activities are focused on manufacturing and marketing to customers concentrated in the Life Sciences Industry (including pharmaceutical chemicals and intermediates). Although the Company's products are diverse, making it difficult to select a comparative peer group, the Company believes that the S&P 1500 Pharmaceuticals Index is a reasonable, publicly available comparison group for the commercial activities on which it currently focuses. The S&P 1500 Pharmaceuticals Index is comprised of 22 pharmaceutical companies within the S&P 1500 Composite Index as of December 31, 2008.


--------
(dollars in thousands, except share data)

ITEM 6  SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company for each of the years in the five year period ended December 31, 2008 are derived from the audited financial statements for 2008, 2007 and 2006 and the books and records of the Company for 2005 and 2004, respectively, each including all adjustments necessary for discontinued operations presentation. The consolidated financial statements of the Company as of December 31, 2008 and 2007 and for each of the years in the three year period ended December 31, 2008 and the reports of independent registered public accounting firms thereon are included elsewhere in this annual report. In October 2006, the Company sold two businesses within the former Human Health segment and in February 2007 the Company completed the sale of the businesses that comprised the Bioproducts and Biopharma segments (excluding certain liabilities). See Note 19. As a result, these businesses are being reported as discontinued operations for all periods presented. The data presented below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                           YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------
                                               2008(1)   2007(2)   2006(3)   2005(4)    2004(5)
                                              --------  --------  --------  ---------  --------
INCOME DATA:
Gross sales................................   $249,618  $252,574  $236,659  $ 223,565  $216,528
Net revenues...............................    249,228   252,505   235,073    224,213   217,065
Gross profit...............................     73,743    91,232    83,858     86,911    84,857
Selling, general and administrative
  expenses.................................     40,521    48,858    58,279     56,109    53,312
Research and development expenses..........      7,590    12,157    10,813     11,946    10,434
Restructuring expenses.....................      4,695     6,073        --         --        --
Strategic alternative costs................      1,515    31,127     2,958         --        --
Operating profit/(loss)....................     19,422    (6,983)   11,808     18,856    21,111
Interest expense/(income), net.............      3,668      (485)    5,478      3,089     3,134
Other expense/(income), net................        754       725       (17)       201       336
Income/(loss) before income taxes..........     15,000    (7,223)    6,347     15,566    17,641
Provision for income taxes.................      7,071     6,288    14,513     25,322    11,050
Income/(loss) from continuing operations...      7,929   (13,511)   (8,166)    (9,756)    6,591
Income/(loss) from discontinued operations,
  including gains/(losses) from
  dispositions, net of tax.................         --   222,759   (21,706)  (100,702)  (33,461)
Income/(loss) before cumulative effect of a
  change in accounting principle...........      7,929   209,248   (29,872)  (110,458)  (26,870)
Cumulative effect of a change in accounting
  principle................................         --        --      (228)        --        --
Net income/(loss)..........................      7,929   209,248   (30,100)  (110,458)  (26,870)
EARNINGS PER SHARE DATA:
Earnings/(loss) per common share (basic):
  Income/(loss) from continuing
     operations............................   $   0.27  $  (0.47) $  (0.30) $   (0.37) $   0.25
  Income/(loss) from discontinued
     operations, including gains/(losses)
     from dispositions, net of tax.........   $     --  $   7.77  $  (0.81) $   (3.81) $  (1.28)
  Cumulative effect of a change in
     accounting principle..................   $     --  $     --  $  (0.01) $      --  $     --
                                              --------  --------  --------  ---------  --------
  Net income/(loss)........................   $   0.27  $   7.30  $  (1.12) $   (4.18) $  (1.03)


--------
(dollars in thousands, except share data)

                                                           YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------
                                               2008(1)   2007(2)   2006(3)   2005(4)    2004(5)
                                              --------  --------  --------  ---------  --------
Earnings/(loss) per common share (diluted):
  Income/(loss) from continuing
     operations............................   $   0.27  $  (0.47) $  (0.30) $   (0.37) $   0.25
  Income/(loss) from discontinued
     operations, including gains/(losses)
     from dispositions, net of tax.........   $     --  $   7.77  $  (0.81) $   (3.81) $  (1.27)
  Cumulative effect of a change in
     accounting principle..................   $     --  $     --  $  (0.01) $      --  $     --
                                              --------  --------  --------  ---------  --------
  Net income/(loss)........................   $   0.27  $   7.30  $  (1.12) $   (4.18) $  (1.02)
Weighted average shares outstanding:
  Basic....................................     29,116    28,683    26,816     26,456    26,094
  Diluted..................................     29,161    28,683    26,816     26,456    26,462
DIVIDENDS PER COMMON SHARE.................   $     --  $  14.03  $   0.12  $    0.12  $   0.12
BALANCE SHEET DATA: (AT END OF PERIOD)
  Working capital..........................   $ 74,376  $ 69,148  $117,616  $ 139,207  $182,915
  Total assets.............................    341,072   373,462   606,376    612,472   791,985
  Long-term debt...........................    123,800   101,600   158,600    182,060   219,999
  Total stockholders' equity...............     74,786   102,057   246,646    243,251   391,316


--------

   (1) Income from continuing operations include pre-tax charges of $1,515 within operating expenses for the costs related to strategic alternatives, $4,695 within operating expenses for restructuring costs and $1,040 within operating expenses related to a former CEO's retirement.

   (2) Loss from continuing operations include pre-tax charges of $31,127 within operating expenses for the costs related to strategic alternatives, $6,073 within operating expenses for restructuring costs and $841 within interest expense for the write-off of unamortized debt costs. Income from discontinued operations include the gain on sale of the businesses that comprised the Bioproducts and Biopharma business segments of $235,489, expense of $4,636 for the Rutherford litigation settlement and expense of $1,000 for an adjustment to an environmental reserve at a Rutherford Business site.

   (3) Loss from continuing operations include pre-tax charges of $2,958 within operating expenses for external advisor costs related to divestitures, $5,272 within interest expense due to the pre-payment of a portion of the Company's long-term debt and tax expense of $1,696 related to prior years returns included in the provision for income taxes. Loss from discontinued operations include the loss on the sale of two businesses within the former Human Health segment of $23,244, expense of $200 for an adjustment to an environmental reserve at a Rutherford Business site, $2,092 for a goodwill impairment charge, $1,791 due to the acquisition of Cutanogen and $1,475 for the write-down of an investment in equity securities.

   (4) Loss from continuing operations include pre-tax charges for executive severance of $4,223 and an increase in an environmental reserve of $1,300 recorded in operating expenses, a tax benefit due to a favorable Swedish court decision of $3,329 and an increase in valuation allowances against domestic deferred tax assets totaling $16,926 within the provision for income taxes. Loss from discontinued operations include pre-tax charges for goodwill impairment of $76,385, long-lived asset impairment charge of $30,792 and a tax benefit related to the long-lived asset impairment of $1,673.

   (5) Loss from discontinued operations includes a pre-tax charge of $48,720 for goodwill impairment. As a result of the adjustments for discontinued operations, the calculation of diluted weighted average shares outstanding includes common equivalent shares previously excluded as anti-dilutive.


--------
(dollars in thousands, except share data)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

     The Company's business consists of three manufacturing facilities. These facilities primarily manufacture APIs, ingredients derived from organic chemistry and pharmaceutical intermediates.

     The following significant events, which are explained in detail on the following pages, occurred during 2008 which affected results from continuing operations:

     - A charge of $4,695 recorded within operating expenses for restructuring expenses.

     - A charge of $1,515 recorded within operating expenses for strategic alternatives costs.

     - A benefit of $726 recorded within cost of goods sold for an insurance settlement related to business interruption.

     Sales in 2008 decreased 1.2% to $249,618 from $252,574 in 2007. Sales in 2008 were favorably impacted 2.5% as a result of foreign currency exchange.

     The Company experienced lower demand for custom development products during 2008 due to macro-economic conditions and certain project delays. The Company also experienced lower generic API sales due to competitive pricing pressures and a lack of new generic API products due to prior European legislation. This legislation was recently overturned and the Company expects to generate sales of new generic products in 2010 and beyond. Sales of controlled substances showed strong growth in 2008. The Company also continues to develop several new products utilizing its proprietary polymeric drug delivery technology.

     The Company maintained a robust custom development pipeline during 2008 and its portfolio currently includes 14 products in phase III clinical trials. With a broad portfolio of products and services in the API market, the Company remains profitable and has a solid platform for future growth.

     Gross margins in 2008 decreased to 29.5% from 36.1% in 2007. The decrease is due primarily to lower pricing and higher production costs partially offset by proceeds from an insurance settlement related to business interruption. The insurance settlement contributed 0.3% to gross margins. The impact of foreign currency exchange was negligible.

     Two customers accounted for 10% or more of 2008 gross sales. A distributor representing multiple customers, accounted for 11.8% and a pharmaceutical company, with which a long-term sales contract is in effect, accounted for 10.0%.

     Many of the Company's contracts are short-term in duration. As a result, the Company must continually replace its contracts with new contracts to sustain its revenue. In addition, certain of the Company's long-term contracts may be cancelled or delayed by clients for any reason upon notice. The Company currently has a long-term sales contract that accounts for 10% of sales that is scheduled to expire at the end of 2013. There is no guarantee that this contract will be renewed. The Company also has a contract for certain drug delivery products that accounts for nearly 4% of sales that expires in September of 2009. While the Company currently believes it will renew the contract, and that it has intellectual property that increases the likelihood of renewal, there is no guarantee that this contract will be renewed and that if it is renewed, that the profitability will not be negatively impacted going forward.

     The Company recorded tax expense of $7,071 in 2008 compared to $6,288 in 2007. Tax expense in 2007 includes $7,915 of benefit related to the recognition of certain tax attributes as a result of the sale of the businesses that comprised the Bioproducts and Biopharma segments. The tax provisions in 2008 and 2007 are primarily affected by the non-recognition of tax benefits in the U.S. where losses are incurred and the Company records valuation allowances against the benefits. The 2008 provision also includes benefits due to the expiration of statutes of limitations on certain tax positions, benefits for tax loss carrybacks and credits, and incremental benefits of the project to streamline the Company's legal structure.


--------
(dollars in thousands, except share data)

     The Company reported income from continuing operations of $7,929, or $0.27 per diluted share in 2008, compared to a loss of $13,511, or $0.47 per diluted share, in 2007.

CRITICAL ACCOUNTING POLICIES

     The Company's critical accounting policies are those that require the most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on other assumptions that are deemed reasonable by management under each applicable circumstance. Actual results or amounts could differ from estimates and the differences could have a material impact on the consolidated financial statements. A discussion of the Company's critical accounting policies, the underlying judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions, is as follows:

  Revenue Recognition

     Revenues are generally recognized when title to products and risk of loss are transferred to customers. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations.

     The Company has certain contracts that contain multiple deliverables. These deliverables often include process development services and commercial production and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration the Company receives is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

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

     Sales terms to certain customers include rebates if certain conditions are met. Additionally, sales are generally made with a limited right of return under certain conditions. The Company estimates these rebates and returns at the time of sale based on the terms of agreements with customers and historical experience and recognizes revenue net of these estimated costs which are classified as allowances and rebates.

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


--------
(dollars in thousands, except share data)

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

     The determination of fair value is judgmental and involves the use of significant estimates and assumptions, including projected future cash flows primarily based on operating plans, discount rates, determination of appropriate market comparables and perpetual growth rates. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge.

  Environmental and Litigation Contingencies

     The Company periodically assesses the potential liabilities related to any lawsuits or claims brought against us. See Note 18 for a discussion of the Company's current environmental and litigation matters, reserves recorded and our position with respect to any related uncertainties. While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that the Company will incur an expense related to a settlement for such matters and whether a reasonable estimation of such probable loss, if any, can be made. If probable and estimable, the Company accrues for the costs of clean-up, settlements and legal fees. If the aggregate amount of the liability and the timing of the payment is fixed or reasonably determinable, the Company discounts the amount to reflect the time value of money. Given the inherent uncertainty related to the eventual outcome of litigation and environmental matters, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions that the Company may have made with respect to their resolution.

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

  Employee Benefit Plans

     The Company provides a range of benefits to certain employees and retired employees, including pensions, post-retirement, post employment and health care benefits. The Company records annual amounts relating to these plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, turnover rates, and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of the modifications is generally recorded and amortized over future periods. The Company believes that the assumptions utilized for recording obligations under its plans are reasonable.

     The discount rate used to measure pension liabilities and costs is selected by projecting cash flows associated with plan obligations which were matched to a yield curve of high quality bonds. The Company then selected the single rate that produces the same present value as if each cash flow were discounted by the corresponding spot rate on the yield curve.


--------
(dollars in thousands, except share data)

RESULTS OF OPERATIONS

  2008 COMPARED TO 2007

     Gross sales for 2008 decreased 1.2% to $249,618 from $252,574 in 2007. Gross sales were favorably impacted in 2008 by 2.5% due to the weakness in the U.S. dollar primarily versus the Euro and Swedish krona.

     The following table shows gross sales to geographic area for the years ended December 31, 2008 and 2007:

                                                           2008       2007
                                                         --------   --------
North America..........................................  $ 86,631   $ 85,644
Europe.................................................   143,542    150,692
Asia...................................................    11,440      9,125
Other..................................................     8,005      7,113
                                                         --------   --------
Total..................................................  $249,618   $252,574
                                                         ========   ========



     Sales of APIs and pharmaceutical intermediates of $220,722 were comparable to the prior year. Excluding the favorable impact due to foreign exchange rates, sales were down 2.4%. Lower sales were driven by lower volumes of a diuretic API, lower demand for custom development and drug delivery products as well as lower pricing of a gastro-intestinal API due to the renegotiation of a long-term contract. These decreases were partially offset by strong sales of controlled substances and higher demand for a central nervous system API.

     Other sales of $28,896 were $3,292 or 10.2% below the prior year. Excluding the favorable impact due to foreign exchange, these sales were down 12.1%. The decrease in sales is due primarily to lower sales of a feed additive product line that the Company exited in the third quarter of 2008 and lower sales of polymer products.

     Gross profit in 2008 was $73,743 compared to $91,232 in 2007. Gross margins in 2008 decreased to 29.5% from 36.1% in 2007. The lower margins are due primarily to lower pricing and higher production costs partially offset by proceeds from an insurance settlement related to business interruption. The insurance settlement contributed 0.3% to gross margins. The impact of foreign currency exchange was negligible.

     Selling, general and administrative ("SG&A") expenses of $40,521 or 16.2% of gross sales in 2008 decreased from $48,858 or 19.3% in 2007. Administrative expenses decreased primarily due to lower personnel costs resulting from reduced staffing at corporate headquarters (approximately $3,200), lower bonus expense (approximately $2,500) and lower legal fees (approximately $2,500) partially offset by an unfavorable impact from foreign currency (approximately $1,100).

     Total restructuring expenses for 2008 and 2007 were $4,695 and $6,073, respectively. Restructuring expenses include the reduction of employee positions at the corporate office and the consolidation of the Company's R&D activities and small scale API production with its facility in Iowa.

     During 2007, the Company announced plans to eliminate certain employee positions at the corporate office upon completion of the sale of the businesses that comprised the Bioproducts and Biopharma segments. This plan included certain one-time benefits for terminated employees. Costs related to these plans are recorded as restructuring expenses in the income statement. The Company recognized expense of $805 and $4,014 in 2008 and 2007, respectively, related to this plan.

     In December of 2007, the Company consolidated its United States R&D activities and small scale API production with its facility in Charles City, Iowa. The Company recognized restructuring expenses in 2007 of $2,059 related to this consolidation. This charge included the present value of the remaining lease payments under the Company's current operating lease at the New Jersey R&D facility (reduced by estimated sublease rentals) of $998. The operating lease expires in December 2010. In accordance with accounting guidance, the fair value of the liability recorded at the cease-use date factored in the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property. The Company consulted with local real estate brokers at that time to determine what reasonable sublease rentals could be obtained. During the past year, the Company has not been

--------
(dollars in thousands, except share data) able to sublease the property and interest dramatically decreased during the fourth quarter of 2008. Due to the lack of interest, the Company consulted with its real estate broker and determined that the possibility of obtaining a sublease was extremely low. As a result, during the fourth quarter of 2008, the Company increased the reserve related to the remaining lease payments by $2,388. This amount assumes the Company will not obtain a sublease for the facility. In addition to increasing the reserve, the Company incurred costs of $1,502 related to lease payments, utilities and severance during 2008. Costs related to this consolidation are recorded as restructuring expenses on the income statement.

     Total strategic alternative costs for 2008 and 2007 were $1,515 and $31,127, respectively. Strategic alternative costs include expenses that the Company has incurred related to the decision to sell the businesses that comprised the Bioproducts and Biopharma segments in February 2007, costs associated with a project to streamline the Company's legal structure and costs associated with the exit of a feed additives product line. These costs are not considered part of the restructuring program or a part of discontinued operations under current accounting guidance.

     Strategic alternative costs for 2008 include $1,385 related to the project to streamline the Company's legal structure, costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the divestiture of $102 and change of control expense of $28. Costs for 2007 include change of control expenses totaling $20,025 related to the 2007 divestiture of the businesses that comprised the Bioproducts and Biopharma segments, retention bonuses of $6,780, costs associated with the stock option modification of $2,854 and external advisor costs of $456.

     During the fourth quarter of 2007 the Company committed to a plan to exit a feed additive product line. The equipment used in producing this product will be dismantled and disposed subsequent to the completion of production. Production continued through the third quarter of 2008. In accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"), the Company recorded $1,012 for the asset retirement obligation in 2007. This charge is recorded as strategic alternative costs in the income statement.

     Research and development expenses of $7,590 were 3.0% of gross sales in 2008, compared to $12,157 or 4.8% of gross sales in 2007. The decrease is primarily due to the Company's decision in 2007 to consolidate its New Jersey R&D facility with its R&D operations in Iowa to create increased operating efficiencies. The Company also utilized certain R&D personnel on custom development projects resulting in these costs being classified as cost of goods sold. The impact of foreign currency was negligible.

     Operating profit was $19,422 in 2008 compared to an operating loss of $6,983 in 2007. The increase is due to lower strategic alternative and restructuring costs and lower corporate spending partially offset by lower gross margins. The 2008 results include strategic alternative and restructuring costs of $1,515 and $4,695, respectively. The 2007 results include strategic alternative and restructuring costs of $31,127 and $6,073, respectively.

     Net interest expense was $3,668 in 2008 compared to net interest income of $485 in 2007 primarily reflecting interest income in 2007 due to interest earned on the proceeds from the sale of the businesses that comprised the Bioproducts and Biopharma segments. Higher average debt partially offset by lower interest rates contributed to higher interest expense. Additionally, 2007 includes the acceleration of unamortized origination fees related to the repayment of a prior credit facility of $841. The average interest rate was 4.9% and 6.9% in 2008 and 2007, respectively.

     The Company recorded tax expense of $7,071 in 2008 compared to $6,288 in 2007. The tax expense for 2008 includes a $5,537 valuation allowance to offset benefits generated from U.S. tax credits and losses in certain non-U.S. jurisdictions. These valuation allowances result from the Company's recent history of domestic and certain foreign losses and its short-term projections for losses from continuing operations in the relative jurisdictions. Since 2003, the Company has maintained a full valuation allowance on the tax benefits arising from domestic pre-tax losses.

     The Company will continue to record a full valuation allowance, primarily on its domestic net deferred tax assets and indefinite lived intangibles, until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion

--------
(dollars in thousands, except share data) of the domestic net deferred assets would be realized. If the Company continues to report pre-tax losses in the United States and certain foreign jurisdictions, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits. The carryforward periods for foreign tax credits, research and experimentation tax credits and the federal alternative minimum tax credits are 10 years, 20 years and an indefinite period, respectively. As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized. However, there is no assurance that such improvements will be achieved.

     In connection with the sale of the businesses that comprised the Bioproducts and Biopharma businesses in 2007, the Company utilized domestic federal NOLs and foreign tax credits for which a full valuation allowance was provided for at December 31, 2007, to eliminate the U.S. tax on this transaction. U.S. income tax related to distributions from non-U.S. entities repatriated in 2008 has been offset by foreign tax credits.

     Income from continuing operations in 2008 was $7,929, or $0.27 per diluted share, versus a loss of $13,511, or $0.47 per diluted share in 2007.

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

     SG&A expenses of $48,858 or 19.3% of gross sales in 2007 decreased from $58,279 or 24.6% in 2006. Administrative expenses decreased primarily due to lower personnel costs resulting from reduced staffing at corporate headquarters (approximately $3,000) and lower audit (approximately $2,200), insurance (approximately $1,900) and legal fees (approximately $1,500) partially offset by an unfavorable impact from foreign currency (approximately $1,500).

     The Company announced plans to eliminate certain employee positions at the corporate office upon completion of the sale of the businesses that comprised the Bioproducts and Biopharma segments. This plan included certain one-time benefits for employees terminated and is substantially completed as of December 31, 2007. Costs related to these plans are recorded as restructuring expenses in the income statement. The Company recognized expense of $4,014 during 2007.


--------
(dollars in thousands, except share data)

     The Company also consolidated its United States R&D activities and small scale API production with its facility in Charles City, Iowa. As a result of the consolidation, the Company's New Jersey R&D facility was substantially closed as of December 31, 2007. The Company recognized restructuring expenses in 2007 of $2,059, of which approximately $1,354 will be in cash. The charge of $2,059 consists of the present value of the remaining lease payments under the Company's current operating lease at the New Jersey R&D facility (reduced by estimated sublease rentals) of $998, leasehold improvement write-offs of $705 and employee retention and severance of $356. Costs related to this plan are recorded as restructuring expenses on the income statement. The operating lease expires in December 2010. In accordance with accounting guidance, the severance and retention charges are being recognized ratably over the remaining service period. Lease payments are approximately $1,400 per year.

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

     As a result of the sale of the businesses that comprise the Bioproducts and Biopharma segments, certain benefits became payable under change of control agreements between the Company and four of its current or former executives. These costs totaled $20,025 in 2007. Also included in strategic alternative costs are retention bonuses of $6,780; this includes amounts paid to certain current employees for continued employment, generally through September 30, 2007 and December 31, 2007, costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the divestiture of $2,854 and external advisor costs of $456. Substantially all of these charges have been paid in cash.

     During the fourth quarter of 2007 the Company committed to a plan to exit a feed additive product line. The equipment used in producing this product will be dismantled and disposed subsequent to the completion of production. Production continued through the third quarter of 2008. In accordance with FIN 47, the Company now has the information needed to estimate a range of potential settlement dates and the potential methods of settlement for the dismantling and disposal of this equipment. Upon adopting FIN 47 in the fourth quarter of 2005, the Company did not have the information needed to estimate the fair market value of the asset retirement obligation and as such did not record a liability. During the fourth quarter of 2007, the Company recorded $1,012 for the asset retirement obligation. This charge is recorded as strategic alternative costs in the income statement.

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

     Net interest income was $485 in 2007 compared to net interest expense of $5,478 in 2006 primarily reflecting higher interest income in 2007 compared to 2006 due to interest earned on the proceeds from the sale of the businesses that comprised the Bioproducts and Biopharma segments. Lower average debt partially offset by higher interest rates contributed to lower interest expense. Additionally, 2007 includes the acceleration of unamortized origination fees related to the repayment of a prior credit facility of $841. Included in 2006 is approximately $5,272 related to the make whole payment of $4,809 and the related acceleration of $463 of unamortized origination fees

--------
(dollars in thousands, except share data) due to the prepayment of the Senior Notes partially offset by the allocation of interest expense to discontinued operations. The average interest rate was 6.9% and 5.8% in 2007 and 2006, respectively.

     The Company recorded tax expense of $6,288 in 2007 compared to $14,513 in 2006. Tax expense in 2007 includes $7,915 of benefit related to the recognition of certain tax attributes as a result of the sale of the businesses that comprised the Bioproducts and Biopharma segments. The tax expense for 2007 also includes a $7,816 valuation allowance to offset benefits generated from U.S. tax losses and tax credits and losses in certain non-U.S. jurisdictions. These valuation allowances result from the Company's recent history of domestic and certain foreign losses and its short-term projections for losses from continuing operations in the relative jurisdictions. Since 2003, the Company has maintained a full valuation allowance on the tax benefits arising from domestic pre-tax losses.

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

     In connection with the sale of the businesses that comprised the Bioproducts and Biopharma businesses, the Company utilized domestic NOLs and foreign tax credits for which a full valuation allowance was provided for at December 31, 2006. The NOLs and foreign tax credits were utilized to reduce all the domestic tax on this transaction.

     Loss from continuing operations in 2007 was $13,511 or $0.47 per diluted share, versus $8,166 or $0.30 per diluted share in 2006.

LIQUIDITY AND CAPITAL RESOURCES

     During 2008 cash and cash equivalents on hand decreased $5,948 to $32,540. The year over year decline in the Euro and Swedish krona unfavorably impacted the translated cash balances by $2,410. During 2008, cash flows from operations provided $4,989, compared to using $793 in the same period a year ago. The change in cash flows from operations in 2008 versus 2007 is due primarily to higher income from continuing operations and improved accounts receivable collections partially offset by the pay down of several year end 2007 accruals.

     Cash flows used in investing activities in 2008 of $30,637 primarily reflect cash payments related to capital expenditures of $29,378 compared to $25,927 in 2007. Capital expenditures in 2008 primarily consisted of a new mid-scale Pharma manufacturing facility in Karlskoga, Sweden, an API purification facility in Milan, Italy and capital improvements to existing facilities. For 2009, capital expenditures are expected to be approximately $13,000 to $16,000.

     Cash flows provided by financing activities in 2008 of $22,110 mainly reflect a net increase in bank debt of $22,142. In 2007 the Company had a net reduction of debt of $57,255 and paid dividends of $402,389 which was partially offset by proceeds from stock options exercised of $21,898.

     In April 2007, the Company entered into a $200,000 five-year Syndicated Senior Revolving Credit Facility which expires in April 2012. The Company pays interest on this credit facility at LIBOR plus 1.25% -- 2.00% based upon certain measurements of the Company's financial performance. The credit facility also includes financial covenants regarding interest coverage and leverage ratios. The Company was in compliance with all financial covenants at December 31, 2008. The 5-Year Agreement is collateralized by dividend and distribution rights associated with a pledge of a portion of stock that the Company owns in a foreign holding company. This

--------
(dollars in thousands, except share data) foreign holding company owns a majority of the Company's non-U.S. operating subsidiaries. As of December 31, 2008, there was $123,800 outstanding under the five-year Syndicated Senior Revolving Credit Facility.

     The Company has employed a plan to mitigate interest rate risk by entering into interest rate swap agreements to convert floating rates to fixed interest rates. As of December 31, 2008, the Company had three interest rate swaps in place with an aggregate notional value of $60,000, at an average fixed rate of 4.48%, and with maturity dates of October 2010. The Company's strategy has been to cover a portion of outstanding bank debt with interest rate protection. At December 31, 2008, the coverage was approximately 48% of our variable interest rate debt.

     The Company used the proceeds from the sale of the businesses that comprised the Bioproducts and Biopharma segments, which closed during the first quarter of 2007, to repay outstanding debt and in May 2007, paid a special dividend of $14.00 per share, totaling $401,970. Approximately $94,000 was borrowed from the Company's 5-Year Agreement to pay the dividend. The Company also discontinued its quarterly dividend payment.

     The Company did not pay a quarterly dividend during 2008. During 2007, the Company paid its quarterly dividend on common stock of $0.03 only for the first quarter.

     The 2008 and 2007 weighted average interest rate for long-term bank debt was 4.9% and 6.9%, respectively.

CONTRACTUAL OBLIGATIONS

     At December 31, 2008, the Company's contractual obligations with initial or remaining terms in excess of one year were as follows:

                                     TOTAL      2009      2010     2011      2012     2013+
                                   --------   -------   -------   ------   --------   -----
Long term debt...................  $123,800   $    --   $    --   $   --   $123,800    $ --
Interest on debt.................    14,054     4,775     4,568    3,533      1,178      --
Operating leases.................     6,132     2,265     2,164      707        672     324
Purchase obligations.............    14,136     6,819     3,410    2,425      1,482      --
Strategic
  alternatives/restructuring.....     5,628     5,628        --       --         --      --
Vitamin B-3 settlement...........     1,577     1,577        --       --         --      --
                                   --------   -------   -------   ------   --------    ----
Contractual cash obligations.....  $165,327   $21,064   $10,142   $6,665   $127,132    $324
                                   ========   =======   =======   ======   ========    ====



     In addition to the contractual obligations listed above, the Company expects to contribute approximately $1,205 in cash to its two U.S. defined-benefit pension plans in 2009. Also not included in the table above is $1,697 of uncertain tax positions due to uncertainties surrounding the timing of the obligation. See Note 9.

     See Notes 10, 12, 15, 17 and 18 for additional information regarding our pension plans, debt and other commitments.

     The Company's forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, returns on assets within the Company's domestic pension plans that are significantly below expected performance, as well as other factors. See the Risk Factors section of this document for further explanation of factors that may negatively impact the Company's cash flows. Any change in the current status of these factors could adversely impact the Company's ability to fund operating cash flow requirements.

MARKET RISKS

  Currency Risk Management

     The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by international operations which are primarily denominated in the U.S. dollar, Euro and Swedish krona. The Company currently uses foreign currency exchange forward contracts to mitigate the effect of

--------
(dollars in thousands, except share data) short-term foreign exchange rate movements on the Company's local operating results. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations. The notional amount of these contracts as of December 31, 2008 was $20,568. Unrealized foreign exchange contract losses do not subject the Company's actual results to risk as gains or losses on these contracts are undertaken to offset gains or losses on the transactions that are hedged. The foreign exchange contracts have varying maturities with none exceeding twelve months.

     With respect to the contracts outstanding at December 31, 2008, a 10% fluctuation of the local currency over a one-year period would cause $2,113 pre-tax earnings to be at risk. This is based on the notional amount of the contracts, adjusted for unrealized gains and losses, of $21,131. These calculations do not include the impact of exchange gains or losses on the underlying positions that would offset the gains and losses of the derivative instruments.

  Interest Rate Management

     The Company has employed a plan to mitigate interest rate risk by entering into interest rate swap agreements to convert floating rates to fixed interest rates. As of December 31, 2008, the Company had three interest rate swaps in place with an aggregate notional value of $60,000, at an average fixed rate of 4.48%, and with maturity dates of October 2010. The Company's strategy has been to cover a portion of outstanding bank debt with interest rate protection. At December 31, 2008, the coverage was approximately 48% of our variable interest rate debt. At December 31, 2008 the Company had variable debt of $123,800, of which $60,000 is fixed by an interest rate swap. Holding all other variables constant, if the LIBOR portion of the weighted average interest rates in the variable rate debt increased by 100 basis points, the effect on our earnings and cash flows would have been higher interest expense of $638.

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

     In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $6,226 and $6,905 at December 31, 2008 and December 31, 2007, respectively. The decrease in the accrual includes payments of $633 and the impact of currency of $303 partially offset by adjustments to reserves of $257. Based upon available information and analysis, the

--------
(dollars in thousands, except share data)

Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where remediation costs may not be estimable at the reporting date.

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

  Cosan

     The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. Prior to the acquisition of Cosan by the Company, the operations were moved to another location and thereafter Cambrex purchased the business. In 1997, Cosan entered into an Administrative Consent Order with the NJDEP. Under the Administrative Consent Order, Cosan was required to complete an investigation of the extent of the contamination related to the Clifton site and conduct remediation as may be necessary. During the third quarter of 2005, the Company completed the investigation related to the Clifton site, which extends to adjacent properties. The results of the investigation caused the Company to increase its related reserves by $1,300 in 2005 based on the proposed remedial action plan. The Company submitted the results of the investigation and proposed remedial action plan to the NJDEP. In late 2006, the NJDEP requested that an additional investigation be conducted at the site. The Company estimated that the additional work will cost approximately $240, and as such, increased the related reserve in the first quarter of 2007. The Company submitted its plan for additional work to the NJDEP in April 2007. In August 2007 the NJDEP approved the Company's work plan and the additional investigation has been partially completed. The Company has submitted an interim report to NJDEP and is proceeding to complete the investigation. As of December 31, 2008, the reserve was $1,260. The results of the additional investigation may impact the remediation plan and costs.

     Additionally, there is a reserve of $929 as of December 31, 2008 for the Cosan Carlstadt, N.J. site related to an Administrative Consent Order with the NJDEP entered into in 1985 in connection with the acquisition of Cosan. In September 2004, the reserve was increased based on the investigations completed to date and the proposed Remedial Action Work Plan ("RAW") submitted to the NJDEP for their approval. The NJDEP subsequently rejected the RAW and required the Company to perform additional investigative work prior to approval of a new RAW. The Company's reserves were increased to cover the additional investigative work. The results of this additional investigative work may impact the RAW and costs.

  Berry's Creek

     In March 2006, the Company received notice from the United States Environmental Protection Agency ("USEPA") that two former operating subsidiaries are considered PRPs at the Berry's Creek Superfund Site, Bergen County, New Jersey. The operating companies are among many other PRPs that were listed in the notice. Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry's Creek Site. The Company has met with the other PRPs. Both operating companies joined the group of PRPs and filed a joint response to the USEPA agreeing to jointly negotiate to conduct or fund (along with other PRPs) an appropriate remedial investigation and feasibility study of the Berry's Creek Site. The PRPs have engaged technical and allocation consultants to evaluate investigation and remedial alternatives and develop a method to allocate related

--------
(dollars in thousands, except share data) costs among the PRPs. In December 2007 the PRPs reached a tentative agreement on the allocation of the site investigation costs and at December 31, 2008 the Company's reserve was $498. The investigation is expected to take several years and at this time it is too early to predict the extent of any additional liabilities.

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

     Based on available information, Nepera believed that the current trust balance would not cover the remaining work to be completed at Harriman and under the final Maybrook ROD issued in September 2007. As such the Company increased its reserve by $1,000 during 2007, which was recorded in discontinued operations. As of December 31, 2008, the reserve recorded on the books was $1,200.

  Solvent Recoveries Superfund Site

     In 1992, the USEPA notified Humphrey Chemical Co., Inc. ("Humphrey") of its possible involvement as one of approximately 1,300 PRPs at a Superfund site ("the site") in Southington, Connecticut, once operated by Solvent Recoveries, Inc. Humphrey joined the PRP group, which has agreed with the USEPA to perform a Remedial Investigation/Feasibility Study ("RIFS"). The RIFS has been completed and the USEPA has proposed remediation of the Site. In September 2008, Humphrey agreed to enter into a consent decree and settlement with the other PRPs and the USEPA whereby Humphrey agreed to pay a settlement amount of $353 with an initial payment of $106 and the remaining $247 to be paid in installments over time as the remediation proceeds. The Company has reserved for the unpaid portion of the settlement and has entered into a letter of credit to guarantee the payment obligation under the settlement.

     The Company is involved in other matters where the range of liability is not reasonably estimable at this time and it is not determinable when information will become available to provide a basis for adjusting or recording an accrual, should an accrual ultimately be required.


--------
(dollars in thousands, except share data)

  Newark Bay Complex Litigation

     CasChem and Cosan have been named as two of several hundred third-party defendants in a third-party complaint filed in February 2009, by Maxus Energy Corporation ("Maxus") and Tierra Solutions, Inc. ("Tierra"). The original plaintiffs include the NJDEP, the Commissioner of the NJDEP and the Administrator of the NJ Spill Compensation Fund, which originally filed suit in 2005 against Maxus, Tierra and other defendants seeking recovery of cleanup and removal costs for alleged discharges of dioxin and other hazardous substances into the Passaic River, Newark Bay, Hackensack River, Arthur Kill, Kill Van Kull and adjacent waters (the "Newark Bay Complex"). Maxus and Tierra are now seeking contribution from third-party defendants for any cleanup and removal costs for which each may be held liable in the lawsuit. Maxus and Tierra also seek recovery for cleanup and removal costs, that each has incurred or will incur relating to the Newark Bay Complex. The Company expects to vigorously defend against the lawsuit. At this time it is too early to predict whether the Company will have any liability in this matter.

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

     In April 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of litigation brought by a class of direct purchasers which has been fully paid as of December 31, 2008. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter.

     In February 2008 the District Court, in the In Re Lorazepam & Clorazepate Antitrust Litigation, entered judgment after trial against Mylan, Gyma and Cambrex in the amount of $8,355, payable jointly and severally, and also a punitive damage award against each of Mylan, Gyma and Cambrex in the amount of $16,709. In addition, in October 2008, the District Court ruled that Mylan, Gyma and Cambrex were also subject to a total of approximately $7,000 in prejudgment interest. The parties will appeal the awards. Cambrex expects any payment of the judgment against it to be made by Mylan under the indemnity described above.

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


--------
(dollars in thousands, except share data)

     Nepera was named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3. The actions seek injunctive relief and unspecified but substantial damages. All cases have been settled within established reserve amounts.

     The balance of the reserves recorded within accrued liabilities related to this matter is $1,577 as of December 31, 2008 and is sufficient to cover the settlement.

  Baltimore Litigation

     In 2001, the Company acquired a biopharmaceutical manufacturing business in Baltimore (the "Baltimore Business"). The sellers of the Baltimore Business filed suit against the Company alleging that the Company made false representations during the negotiations on which the sellers relied in deciding to sell the business and that the Company breached its obligation to pay additional consideration as provided in the purchase agreement which was contingent on the performance of the Baltimore Business.

     In August 2007 the United States District Court, Southern District of New York, granted the Company's pending Motion for Summary Judgment in the Baltimore Litigation. The Sellers have filed a notice of appeal and oral arguments on the appeal are scheduled for March 2009. Management continues to believe the matter to be without merit and continues its defense of this matter.

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

     Additionally, as permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that covers a portion of any potential exposure. The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of December 31, 2008.

     In addition to the matters identified above, Cambrex's subsidiaries are party to a number of other proceedings that are not considered material at this time.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

  Fair Value Measurements

     In September 2006, the FASB issued Statement No. 157 "Fair Value Measurements" ("FAS 157"). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Relative to FAS 157, the FASB issued FASB Staff Positions ("FSP") 157-2, which defers the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The effect of adopting this pronouncement

--------
(dollars in thousands, except share data)

(related to financial assets and financial liabilities) did not have a material impact on the Company's financial position or results of operations. The Company is currently evaluating the potential impact of this pronouncement (related to nonfinancial assets and nonfinincial liabilities).

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

     FAS 158 also requires an employer to measure the funded status of a plan as of the date of the fiscal year end balance sheet. The Company's fiscal year end is December 31 and its pension plans and postretirement benefits plan previously had a September 30 measurement date. The Company adopted this measurement requirement as of December 31, 2008. The effect of adopting this pronouncement did not have a material impact on the Company's financial position or results of operations.

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

  Amendment of FAS 141

     In December 2007, the FASB issued Statement No. 141 (Revised 2007), "Business Combinations" ("FAS 141R") which requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination, achieved in stages, to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. FAS 141R makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company adopted this statement on January 1, 2009.

  Amendment of FAS 133

     In March 2008, the FASB issued Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133" ("FAS 161"). This statement requires enhanced disclosures about derivative and hedging activities and thereby improves the transparency of financial reporting. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This statement is effective for fiscal years beginning after November 15, 2008. The effect of adopting this pronouncement will not have an impact on the Company's financial position or results of operations.

  Employers' Disclosures about Postretirement Benefit Plan Assets

     In December 2008, the FASB issued FSP 132(R)-1 "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP 132(R)-1"). This statement provides guidance on additional disclosures about plan assets of a defined benefit pension or other postretirement plan. This statement is effective for fiscal years ending after

--------
(dollars in thousands, except share data)

December 15, 2009. Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative purposes. The effect of adopting this pronouncement will not have an impact on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

     This document may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under The Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities. These statements may be identified by the fact that they use words such as "expects," "anticipates," "intends," "estimates," "believes" or similar expressions in connection with any discussion of future financial and operating performance. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-K. Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including, but not limited to, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation disclosed in the Company's public filings, changes in foreign exchange rates, uncollectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the Company's ability to receive regulatory approvals for its products and other factors described under the caption "Risk Factors That May Affect Future Results" in this Form 10-K. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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


--------
(dollars in thousands, except share data)

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:


                                                                        PAGE NUMBER
                                                                     (IN THIS REPORT)
                                                                     ----------------
Reports of Independent Registered Public Accounting Firms.........          36
Consolidated Balance Sheets as of December 31, 2008 and 2007......          39
Consolidated Statements of Operations for the Years Ended December
  31, 2008, 2007 and 2006.........................................          40
Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 2008, 2007 and 2006..........................          41
Consolidated Statements of Cash Flows for the Years Ended December
  31, 2008, 2007 and 2006.........................................          42
Notes to Consolidated Financial Statements........................          43
Selected Quarterly Financial and Supplementary Data (unaudited)...          78



     The consolidated financial statements and financial statement schedule are filed pursuant to Item 15 of this report.


--------
(dollars in thousands, except share data)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cambrex Corporation

     We have audited the accompanying consolidated balance sheets of Cambrex Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule. The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambrex Corporation at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein for the years ended December 31, 2008 and 2007.

     As described in Note 3, in 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cambrex Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 19, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Woodbridge, NJ
February 19, 2009

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cambrex Corporation

     We have audited Cambrex Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cambrex Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

     In our opinion, Cambrex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Cambrex Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and our report dated February 19, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Woodbridge, NJ
February 19, 2009

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cambrex Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the results of their operations and their cash flows of Cambrex Corporation and its subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the information with respect to 2006 included in the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Notes 3 and 14 to the consolidated financial statements, in 2006 the Company changed the manner in which it accounts for pension and other postretirement benefit plans and the manner in which it accounts for share-based compensation.

/s/ PRICEWATERHOUSECOOPERS LLP

Florham Park, NJ
March 15, 2007, except for the effects of the discontinued operations with respect to 2006 described in Note 19, as to which the date is February 27, 2008

                      CAMBREX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   DECEMBER 31,
                                                               -------------------
                                                                 2008       2007
                                                               --------   --------
ASSETS
Current assets:
  Cash and cash equivalents..................................  $ 32,540   $ 38,488
  Trade receivables, less allowances of $1,150 and $560 at
     respective dates........................................    36,685     45,003
  Inventories, net...........................................    61,133     61,440
  Prepaid expenses and other current assets..................     8,798     20,104
                                                               --------   --------
          Total current assets...............................   139,156    165,035
Property, plant and equipment, net...........................   161,500    165,657
Goodwill.....................................................    35,374     35,552
Other non-current assets.....................................     5,042      7,218
                                                               --------   --------
          Total assets.......................................  $341,072   $373,462
                                                               ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................  $ 19,700   $ 26,185
  Accrued expense and other current liabilities..............    45,080     69,702
                                                               --------   --------
          Total current liabilities..........................    64,780     95,887
Long-term debt...............................................   123,800    101,600
Deferred income tax..........................................    16,138     19,086
Accrued pension and postretirement benefits..................    44,165     32,104
Other non-current liabilities................................    17,403     22,728
                                                               --------   --------
          Total liabilities..................................   266,286    271,405
Commitments and contingencies (see Notes 17 and 18)
  Stockholders' equity:
  Common Stock, $.10 par value; authorized 100,000,000 issued
     31,406,778 and 31,399,700 shares at respective dates....     3,140      3,140
  Additional paid-in capital.................................    99,881     98,793
  Retained earnings..........................................    11,960      4,031
  Treasury stock, at cost, 2,224,613 and 2,385,066 shares at
     respective dates........................................   (19,014)   (20,386)
  Accumulated other comprehensive (loss)/income..............   (21,181)    16,479
                                                               --------   --------
          Total stockholders' equity.........................    74,786    102,057
                                                               --------   --------
          Total liabilities and stockholders' equity.........  $341,072   $373,462
                                                               ========   ========




          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2008       2007       2006
                                                       --------   --------   --------
Gross Sales..........................................  $249,618   $252,574   $236,659
  Allowances and rebates.............................     2,099      1,368      1,026
                                                       --------   --------   --------
Net sales............................................   247,519    251,206    235,633
  Other revenues.....................................     1,709      1,299       (560)
                                                       --------   --------   --------
Net revenues.........................................   249,228    252,505    235,073
  Cost of goods sold.................................   175,485    161,273    151,215
                                                       --------   --------   --------
Gross profit.........................................    73,743     91,232     83,858
  Selling, general and administrative expenses.......    40,521     48,858     58,279
  Research and development expenses..................     7,590     12,157     10,813
  Restructuring expenses.............................     4,695      6,073         --
  Strategic alternative costs........................     1,515     31,127      2,958
                                                       --------   --------   --------
Operating profit/(loss)..............................    19,422     (6,983)    11,808
Other (income)/expenses
  Interest income....................................      (802)    (5,199)      (514)
  Interest expense...................................     4,470      4,714      5,992
  Other expenses/(income), net.......................       754        725        (17)
                                                       --------   --------   --------
Income/(loss) before income taxes....................    15,000     (7,223)     6,347
Provision for income taxes...........................     7,071      6,288     14,513
                                                       --------   --------   --------
Income/(loss) from continuing operations.............  $  7,929   $(13,511)  $ (8,166)
Income/(loss) from discontinued operations, including
  gains/(losses) from dispositions, net of tax.......        --    222,759    (21,706)
                                                       --------   --------   --------
Income/(loss) before cumulative effect of a change in
  accounting principle...............................     7,929    209,248    (29,872)
Cumulative effect of a change in accounting
  principle..........................................        --         --       (228)
                                                       --------   --------   --------
Net income/(loss)....................................  $  7,929   $209,248   $(30,100)
                                                       ========   ========   ========
Basic earnings/(loss) per share
  Income/(loss) from continuing operations...........  $   0.27   $  (0.47)  $  (0.30)
  Income/(loss) from discontinued operations,
     including gains/(losses) from dispositions, net
     of tax..........................................  $     --   $   7.77   $  (0.81)
  Cumulative effect of a change in accounting
     principle.......................................  $     --   $     --   $  (0.01)
                                                       --------   --------   --------
  Net income/(loss)..................................  $   0.27   $   7.30   $  (1.12)
Diluted earnings/(loss) per share
  Income/(loss) from continuing operations...........  $   0.27   $  (0.47)  $  (0.30)
  Income/(loss) from discontinued operations,
     including gains/(losses) from dispositions, net
     of tax..........................................  $     --   $   7.77   $  (0.81)
  Cumulative effect of a change in accounting
     principle.......................................  $     --   $     --   $  (0.01)
                                                       --------   --------   --------
  Net income/(loss)..................................  $   0.27   $   7.30   $  (1.12)
Weighted average shares outstanding:
  Basic..............................................    29,116     28,683     26,816
  Diluted............................................    29,161     28,683     26,816



          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                          COMMON STOCK
                                     ---------------------  ADDITIONAL
                                       SHARES    PAR VALUE    PAID-IN    RETAINED    DEFERRED    TREASURY
                                       ISSUED      ($.10)     CAPITAL    EARNINGS  COMPENSATION    STOCK
                                     ----------  ---------  ----------  ---------  ------------  --------
BALANCE AT DECEMBER 31, 2005.......  29,118,141    $2,912    $ 219,236  $  62,170     $(2,131)   $(20,768)
  Comprehensive loss
     Net loss......................                                       (30,100)
     Other comprehensive
       income/(loss)
       Foreign currency translation
          adjustment...............
       Unrealized losses on hedging
          contracts, net of tax of
          $177.....................
       Pensions, net of tax of
          $(20)....................
       Unrealized losses on
          available for sale
          marketable securities,
          net of tax of $0 ........
       Reclass adjustment for loss
          on marketable securities
          included in net earnings,
          net of tax of $0.........
  Other comprehensive income.......
Total comprehensive loss...........
Adjustment to initially apply FASB
  Statement
No. 158, net of tax of $376........
Disposition of
  business -- pension..............
Cash dividends at $0.12 per share..                                        (3,210)
Purchase of treasury stock.........                                                                  (113)
Exercise of stock options..........   1,069,876       103       20,977                                230
Deferred compensation..............                                222                                159
Vested restricted stock............                               (563)                 2,131        (340)
Stock option expense...............                                448
Restricted stock expense...........                              1,040
                                     ----------    ------    ---------  ---------     -------    --------
BALANCE AT DECEMBER 31, 2006.......  30,188,017    $3,015    $ 241,360  $  28,860     $    --    $(20,832)
  Comprehensive income
     Net income....................                                       209,248
     Other comprehensive
       income/(loss)
       Foreign currency translation
          adjustment...............
       Unrealized losses on hedging
          contracts, net of tax of
          $107.....................
       Pensions, net of tax of
          $346.....................
       Reclass adjustment for gain
          on marketable
       securities included in net
          earnings, net of tax of
          $0.......................
  Other comprehensive income.......
Total comprehensive income.........
Disposition of
  business -- pension..............
Cash dividends and return of
  capital at $14.03 per share......                           (169,782)  (234,077)
Purchase of treasury stock.........                                                                   (59)
Exercise of stock options..........   1,175,101       121       21,777
Deferred compensation..............       8,771         1          207                                 62
Vested restricted stock............      27,811         3         (446)                               443
Stock option modification..........                              2,535
Stock option expense...............                                711
Restricted stock expense...........                              2,431
                                     ----------    ------    ---------  ---------     -------    --------
BALANCE AT DECEMBER 31, 2007.......  31,399,700    $3,140    $  98,793  $   4,031     $    --    $(20,386)
  Comprehensive loss
     Net income....................                                         7,929
     Other comprehensive loss
     Foreign currency translation
       adjustment..................
       Unrealized losses on hedging
          contracts, net of tax of
          $322.....................
       Pensions, net of tax of
          $145.....................
  Other comprehensive loss.........
Total comprehensive loss...........
Purchase of treasury stock.........                                                                   (50)
Exercise of stock options..........       2,301        --           18
Deferred compensation..............       4,777        --           59                                170
Vested restricted stock............                             (1,252)                             1,252
Stock option modification..........                                102
Stock option expense...............                                582
Restricted stock expense...........                              1,545
Performance stock expense..........                                 34
                                     ----------    ------    ---------  ---------     -------    --------
BALANCE AT DECEMBER 31, 2008.......  31,406,778    $3,140    $  99,881  $  11,960     $    --    $(19,014)
                                     ==========    ======    =========  =========     =======    ========

                                                     ACCUMULATED
                                                        OTHER          TOTAL
                                     COMPREHENSIVE  COMPREHENSIVE  STOCKHOLDERS'
                                      (LOSS)/GAIN   (LOSS)/INCOME      EQUITY
                                     -------------  -------------  -------------
BALANCE AT DECEMBER 31, 2005.......                    $(18,168)     $ 243,251
  Comprehensive loss
     Net loss......................      (30,100)                      (30,100)
     Other comprehensive
       income/(loss)
       Foreign currency translation
          adjustment...............       14,443
       Unrealized losses on hedging
          contracts, net of tax of
          $177.....................          280
       Pensions, net of tax of
          $(20)....................          839
       Unrealized losses on
          available for sale
          marketable securities,
          net of tax of $0 ........          (10)
       Reclass adjustment for loss
          on marketable securities
          included in net earnings,
          net of tax of $0.........        1,475
                                        --------
  Other comprehensive income.......       17,027         17,027         17,027
                                        --------
Total comprehensive loss...........     $(13,073)
                                        ========
Adjustment to initially apply FASB
  Statement
No. 158, net of tax of $376........                      (7,088)        (7,088)
Disposition of
  business -- pension..............                       2,472          2,472
Cash dividends at $0.12 per share..                                     (3,210)
Purchase of treasury stock.........                                       (113)
Exercise of stock options..........                                     21,310
Deferred compensation..............                                        381
Vested restricted stock............                                      1,228
Stock option expense...............                                        448
Restricted stock expense...........                                      1,040
                                                       --------      ---------
BALANCE AT DECEMBER 31, 2006.......                    $ (5,757)     $ 246,646
  Comprehensive income
     Net income....................      209,248                       209,248
     Other comprehensive
       income/(loss)
       Foreign currency translation
          adjustment...............       15,684
       Unrealized losses on hedging
          contracts, net of tax of
          $107.....................       (1,385)
       Pensions, net of tax of
          $346.....................        7,734
       Reclass adjustment for gain
          on marketable
       securities included in net
          earnings, net of tax of
          $0.......................       (1,117)
                                        --------
  Other comprehensive income.......       20,916         20,916         20,916
                                        --------
Total comprehensive income.........     $230,164
                                        ========
Disposition of
  business -- pension..............                       1,320          1,320
Cash dividends and return of
  capital at $14.03 per share......                                   (403,859)
Purchase of treasury stock.........                                        (59)
Exercise of stock options..........                                     21,898
Deferred compensation..............                                        270
Vested restricted stock............                                         --
Stock option modification..........                                      2,535
Stock option expense...............                                        711
Restricted stock expense...........                                      2,431
                                                       --------      ---------
BALANCE AT DECEMBER 31, 2007.......                    $ 16,479      $ 102,057
  Comprehensive loss
     Net income....................        7,929                         7,929
     Other comprehensive loss
     Foreign currency translation
       adjustment..................      (16,830)
       Unrealized losses on hedging
          contracts, net of tax of
          $322.....................       (2,962)
       Pensions, net of tax of
          $145.....................      (17,868)
                                        --------
  Other comprehensive loss.........      (37,660)       (37,660)       (37,660)
                                        --------
Total comprehensive loss...........     $(29,731)
                                        ========
Purchase of treasury stock.........                                        (50)
Exercise of stock options..........                                         18
Deferred compensation..............                                        229
Vested restricted stock............                                         --
Stock option modification..........                                        102
Stock option expense...............                                        582
Restricted stock expense...........                                      1,545
Performance stock expense..........                                         34
                                                       --------      ---------
BALANCE AT DECEMBER 31, 2008.......                    $(21,181)     $  74,786
                                                       ========      =========




          See accompanying notes to consolidated financial statements.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2008        2007        2006
                                                           --------   ---------   ---------
Cash flows from operating activities:
  Net income/(loss)......................................  $  7,929   $ 209,248   $ (30,100)
  Adjustments to reconcile net income/(loss) to cash
     flows:
  Depreciation and amortization..........................    21,055      19,878      19,028
  Inventory reserve......................................     2,916       2,709       2,548
  Stock based compensation included in net
     income/(loss).......................................     1,967       3,142       1,281
  Deferred income tax provision..........................       (23)      4,209       1,486
  Strategic alternative and restructuring charges........     2,987      17,693          --
  Write-off of debt origination fees.....................        --         841         463
  Stock option modification..............................       102       2,535          --
  Other..................................................     1,884         447         494
Changes in assets and liabilities:
  Trade receivables......................................     5,547      (4,542)     (2,399)
  Inventories............................................    (8,612)     (6,329)    (10,117)
  Prepaid expenses and other current assets..............     7,264       1,131      (6,452)
  Accounts payable and other current liabilities.........   (36,509)    (17,919)     16,831
  Other non-current assets and liabilities...............    (1,518)        550      (2,433)
Discontinued operations:
  (Gain)/loss on sale of businesses......................        --    (235,489)     23,244
  Rutherford settlement, net of tax......................        --       4,172          --
  Changes in operating assets and liabilities............        --      (5,428)     (5,398)
  Other non-cash charges.................................        --       2,359      24,152
  Writedown of assets....................................        --          --       2,092
                                                           --------   ---------   ---------
  Net cash provided by/(used) in operating activities....     4,989        (793)     34,720
                                                           --------   ---------   ---------
Cash flows from investing activities:
  Capital expenditures...................................   (29,378)    (25,927)    (23,183)
  Acquisition of business, net of cash...................    (1,271)         --          --
  Other investing activities.............................        12         887         233
Discontinued operations:
  Capital expenditures...................................        --        (530)    (15,975)
  Proceeds from sale of business.........................        --     466,277          --
  Acquired in-process research and development...........        --          --      (1,392)
  Divestiture of business, net of cash...................        --          --        (636)
  Other investing activities.............................        --          11        (301)
                                                           --------   ---------   ---------
  Net cash (used) in/provided by in investing
     activities..........................................   (30,637)    440,718     (41,254)
                                                           --------   ---------   ---------
Cash flows from financing activities:
  Dividends and return of capital........................        --    (402,389)     (3,210)
  Long-term debt activity (including current portion):
     Borrowings..........................................    61,600     151,500     225,069
     Repayments..........................................   (39,458)   (208,755)   (250,555)
  Proceeds from stock options exercised..................        18      21,898      21,310
  Other financing activities.............................       (50)        (59)       (113)
Discontinued operations:
  Long-term debt activity (including current portion):
     Borrowings..........................................        --          --         258
     Repayments..........................................        --        (254)     (1,450)
                                                           --------   ---------   ---------
     Net cash provided by/(used) in financing
       activities........................................    22,110    (438,059)     (8,691)
                                                           --------   ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents............................................    (2,410)      2,876       3,629
                                                           --------   ---------   ---------
Net (decrease)/increase in cash and cash equivalents.....    (5,948)      4,742     (11,596)
Cash and cash equivalents at beginning of year...........    38,488      33,746      45,342
                                                           --------   ---------   ---------
Cash and cash equivalents at end of year.................  $ 32,540   $  38,488   $  33,746
                                                           ========   =========   =========
Supplemental disclosure:
  Interest paid, net of capitalized interest.............  $  4,126   $   5,003   $  13,613
  Income taxes paid......................................  $ 10,342   $  17,869   $  16,690



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

     In October 2006 the Company sold two businesses within the former Human Health segment for nominal consideration. As a result of this transaction, the Company reported a non-cash charge of $23,244 in the fourth quarter of 2006, and the results of these businesses are presented as discontinued operations.

     In February 2007, the Company completed the sale of the businesses that comprised the Bioproducts and Biopharma segments (excluding certain liabilities) for total cash consideration of $463,914, including working capital adjustments. As a result of this transaction, the Company reported a gain of $235,489 in 2007 and all periods presented reflect the results of these businesses as discontinued operations. Refer to Note 19 for a complete discussion of discontinued operations.

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

  Derivative Instruments

     Derivative financial instruments are used by the Company primarily for hedging purposes to mitigate a variety of working capital, investment and borrowing risks. The Company primarily uses foreign currency forward contracts to minimize foreign currency exchange rate risk associated with foreign currency transactions. Gains and losses on these hedging transactions are generally recorded in earnings in the same period as they are realized, which is usually the same period as the settlement of the underlying transactions. The Company uses interest rate swap instruments only as hedges or as an integral part of borrowing. As such, the differential to be paid or received in connection with these instruments is accrued and recognized in income as an adjustment to interest expense.

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

     When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operating expenses. Interest is capitalized in connection with the construction and acquisition of assets that are capitalized over longer periods of time for larger amounts. The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset's estimated useful life. Total interest capitalized in connection with ongoing construction activities in 2008, 2007 and 2006 amounted to $2,032, $1,123 and $443, respectively.

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

     The Company has certain contracts that contain multiple deliverables. These deliverables often include process development services and commercial production and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration the Company receives is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

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

     Sales terms to certain customers include rebates if certain conditions are met. Additionally, sales are generally made with a limited right of return under certain conditions. The Company estimates these rebates and returns at the time of sale based on the terms of agreements with customers and historical experience and recognizes revenue net of these estimated costs which are classified as allowances and rebates.

     The Company bills a portion of freight cost incurred on shipments to customers. Freight costs are reflected in cost of goods sold. Amounts billed to customers are recorded within net revenues.

  Income Taxes

     The Company and its eligible subsidiaries file a consolidated U.S. income tax return. Certain subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. income tax return. Cambrex has not provided U.S. federal income and withholding taxes on its undistributed earnings from non-U.S. operations as of December 31, 2008 because it intends to reinvest such earnings indefinitely outside of the United States. If Cambrex were to distribute these earnings, it is anticipated that foreign tax credits would be

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)



available under current law to significantly reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax related to these earnings is not practical.

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

  Foreign Currency

     The functional currency of the Company's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses relating to transactions of a long-term investment nature are accumulated in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the results of operations as a component of other revenues in the consolidated income statement. Foreign currency net transaction gains/(losses) were $1,183, $260 and ($1,042) in 2008, 2007 and 2006, respectively.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)



     Earnings per share calculations are as follows:

                                                       FOR THE YEARS ENDED,
                                                  -----------------------------
                                                    2008      2007       2006
                                                  -------   --------   --------
Net income/(loss):
Income/(loss) from continuing operations........  $ 7,929   $(13,511)  $ (8,166)
Income/(loss) from discontinued operations,
  including gains/(losses) from dispositions,
  net of tax....................................       --    222,759    (21,706)
Cumulative effect of a change in accounting
  principle.....................................       --         --       (228)
                                                  -------   --------   --------
Net income/(loss)...............................  $ 7,929   $209,248   $(30,100)
                                                  =======   ========   ========
Weighted average shares outstanding:
Basic weighted average shares outstanding.......   29,116     28,683     26,816
Effect of dilutive stock options and restricted
  stock*........................................       45         --         --
                                                  -------   --------   --------
Diluted weighted average shares outstanding.....   29,161     28,683     26,816
Income/(loss) per share (basic):
Income/(loss) from continuing operations........  $  0.27   $  (0.47)  $  (0.30)
Income/(loss) from discontinued operations,
  including gains/(losses) from dispositions,
  net of tax....................................  $    --   $   7.77   $  (0.81)
Cumulative effect of a change in accounting
  principle.....................................  $    --   $     --   $  (0.01)
                                                  -------   --------   --------
Net income/(loss)...............................  $  0.27   $   7.30   $  (1.12)
                                                  =======   ========   ========
Income/(loss) per share (diluted):
Income/(loss) from continuing operations........  $  0.27   $  (0.47)  $  (0.30)
Income/(loss) from discontinued operations,
  including gains/(losses) from dispositions,
  net of tax....................................  $    --   $   7.77   $  (0.81)
Cumulative effect of a change in accounting
  principle.....................................  $    --   $     --   $  (0.01)
                                                  -------   --------   --------
Net income/(loss)...............................  $  0.27   $   7.30   $  (1.12)
                                                  =======   ========   ========



* For 2007 and 2006, the effect of stock options and restricted stock would be anti-dilutive and is therefore excluded.

     For the years ended December 31, 2008, 2007 and 2006, shares of 1,648,193, 1,171,895, and 2,157,470, respectively, were not included in the calculation of diluted shares outstanding because the effect would be anti-dilutive.

  Marketable Securities

     The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. Unrealized gains and losses are reflected as a net amount under the caption of accumulated other comprehensive (loss)/income in stockholders' equity. Realized gains and losses are recorded in other expenses. For purposes of computing gains or losses, cost is identified on a specific identification basis. As of December 31, 2008 and 2007 the Company did not hold any marketable securities.

  Comprehensive (Loss)/Income

     Included within accumulated other comprehensive (loss)/income for the Company are foreign currency translation adjustments, changes in the fair value related to derivative instruments classified as cash flow hedges, net

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)



of related tax benefit and changes in the pensions, net of tax. Total comprehensive (loss)/income for the years ended December 31, 2008 and 2007 are included in the Statements of Stockholders' Equity.

     The components of accumulated other comprehensive (loss)/income in stockholders' equity are as follows:

                                                            2008       2007
                                                          --------   -------
Foreign currency translation............................  $  6,210   $23,040
Unrealized loss on hedging contracts, net of tax........    (4,256)   (1,294)
Pensions, net of tax....................................   (23,135)   (5,267)
                                                          --------   -------
  Total.................................................  $(21,181)  $16,479
                                                          ========   =======



(3) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  Fair Value Measurements

     In September 2006, the FASB issued Statement No. 157 "Fair Value Measurements" ("FAS 157"). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Relative to FAS 157, the FASB issued FASB Staff Positions ("FSP") 157-2, which defers the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The effect of adopting this pronouncement (related to financial assets and financial liabilities) did not have a material impact on the Company's financial position or results of operations. The Company is currently evaluating the potential impact of this statement (related to nonfinancial assets and nonfinancial liabilities).

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

     FAS 158 requires an employer to measure the funded status of a plan as of the date of the fiscal year end balance sheet. The Company's fiscal year end is December 31 and its pension plans and postretirement benefits plan previously had a September 30 measurement date. The Company adopted this measurement requirement as of December 31, 2008. The effect of adopting this pronouncement did not have a material impact on the Company's financial position or results of operations.

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

  Amendment of FAS 141

     In December 2007, the FASB issued Statement No. 141 (Revised 2007), "Business Combinations" ("FAS 141R") which requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination, achieved in stages, to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. FAS 141R makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company adopted this statement on January 1, 2009.

  Amendment of FAS 133

     In March 2008, the FASB issued Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133" ("FAS 161"). This statement requires enhanced disclosures about derivative and hedging activities and thereby improves the transparency of financial reporting. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This statement is effective for fiscal years beginning after November 15, 2008. The effect of adopting this pronouncement will not have an impact on the Company's financial position or results of operations.

  Employers' Disclosures about Postretirement Benefit Plan Assets

     In December 2008, the FASB issued FSP 132(R)-1 "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP 132(R)-1"). This statement provides guidance on additional disclosures about plan assets of a defined benefit pension or other postretirement plan. This statement is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative purposes. The effect of adopting this pronouncement will not have an impact on the Company's financial position or results of operations.

(4) ACQUISITIONS

     In January 2008, Cambrex completed the acquisition of AS ProSyntest, located in Tallinn, Estonia for approximately $1,271, net of cash. ProSyntest is an active pharmaceutical ingredient ("API") research and development company and has strengths in cost effective chemical route selections and sample generation, rapid scale up of products at kilo lab scale, as well as chiral and organometallic chemistries.

     The purchase price was allocated to the acquired assets and liabilities on the basis of their respective fair values. As a result the Company recognized goodwill of $1,489.

     Acquisitions are included in the accompanying consolidated financial statements from the date of acquisition. The acquisition would not have had a material impact on the results of operations had the acquisition occurred at the beginning of 2008 and as such no proforma results have been presented.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(5) GOODWILL

     The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

Balance as of January 1, 2007.............................  $32,573
Translation effect........................................    2,979
                                                            -------
Balance as of December 31, 2007...........................   35,552
                                                            -------
Acquisition of business...................................    1,489
Translation effect........................................   (1,667)
                                                            -------
Balance as of December 31, 2008...........................  $35,374
                                                            =======



(6) NET INVENTORIES

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

     Net inventories consist of the following:

                                                        DECEMBER 31,
                                                     -----------------
                                                       2008      2007
                                                     -------   -------
Finished goods.....................................  $24,657   $25,646
Work in process....................................   22,372    21,301
Raw materials......................................   10,688    11,058
Supplies...........................................    3,416     3,435
                                                     -------   -------
  Total............................................  $61,133   $61,440
                                                     =======   =======



(7) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                       DECEMBER 31,
                                                  ---------------------
                                                     2008        2007
                                                  ---------   ---------
Land............................................  $   4,127   $   3,451
Buildings and improvements......................     83,939      77,459
Machinery and equipment.........................    282,119     287,602
Furniture and fixtures..........................      1,954       1,729
Construction in progress........................     31,451      45,129
                                                  ---------   ---------
     Total......................................    403,590     415,370
Accumulated depreciation........................   (242,090)   (249,713)
                                                  ---------   ---------
  Net...........................................  $ 161,500   $ 165,657
                                                  =========   =========



     Depreciation expense was $21,051, $19,799 and $18,989 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company made major capital improvements to two facilities in 2008. Total capital expenditures in 2008 were $32,722, which includes $3,344 that was not paid as of December 31, 2008.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(8) ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

     The components of accrued expenses and other current liabilities are as follows:

                                                        DECEMBER 31,
                                                     -----------------
                                                       2008      2007
                                                     -------   -------
Salaries and employee benefits payable.............  $12,369   $18,035
Legal services.....................................      660     4,741
Deferred revenue...................................    4,426     5,190
Restructuring and strategic alternatives...........    8,131    18,414
Rutherford settlement..............................       --     4,421
Deferred tax liabilities...........................      116     4,971
Taxes payable......................................    1,948     3,444
Hedges payable.....................................    5,027     1,435
Commissions........................................    3,759       492
Other..............................................    8,644     8,559
                                                     -------   -------
  Total............................................  $45,080   $69,702
                                                     =======   =======



(9) INCOME TAXES

     Income/(loss) before income taxes consist of the following:

                                                     DECEMBER 31,
                                            ------------------------------
                                              2008       2007       2006
                                            --------   --------   --------
Domestic..................................  $(15,756)  $(48,634)  $(32,954)
International.............................    30,756     41,411     39,301
                                            --------   --------   --------
  Total...................................  $ 15,000   $ (7,223)  $  6,347
                                            ========   ========   ========



     The provision for income taxes consist of the following provisions/(benefits):

                                                     DECEMBER 31,
                                              --------------------------
                                               2008      2007      2006
                                              ------   -------   -------
Current:
  Federal...................................  $ (897)  $(8,317)  $   680
  State.....................................     120       380      (614)
  International.............................   7,871    10,016    12,961
                                              ------   -------   -------
                                               7,094     2,079    13,027
                                              ------   -------   -------
Deferred:
  Federal...................................  $  204   $   172   $   337
  International.............................    (227)    4,037     1,149
                                              ------   -------   -------
                                                 (23)    4,209     1,486
                                              ------   -------   -------
     Total..................................  $7,071   $ 6,288   $14,513
                                              ======   =======   =======


                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)



     The provision for income taxes differs from the statutory federal income tax rate of 35% for 2008, 2007 and 2006 as follows:

                                                      DECEMBER 31,
                                              ---------------------------
                                                2008      2007      2006
                                              -------   -------   -------
Income tax provision/(benefit) at U.S
  federal statutory rate....................  $ 5,250   $(2,528)  $ 2,220
State and local taxes, net of federal income
  tax benefits..............................       33        73         7
Effect of foreign income taxed at rates
  other than the U.S. federal statutory
  rate......................................   (2,744)      (27)   (1,082)
Permanent items (primarily compensation)....       --     9,225        --
Tax credits.................................     (788)       --        --
Net change in valuation allowance...........    5,537     7,816    11,804
GAAP benefit in continuing operations.......       --    (7,915)       --
Indefinite-lived intangibles................      204       172       337
Adjustments for prior years' taxes..........     (562)     (536)    1,393
Other.......................................      141         8      (166)
                                              -------   -------   -------
  Total.....................................  $ 7,071   $ 6,288   $14,513
                                              =======   =======   =======



     The components of deferred tax assets and liabilities as of December 31, 2008 and 2007 relate to temporary differences and carryforwards as follows:

                                                        DECEMBER 31,
                                                     -----------------
                                                       2008      2007
                                                     -------   -------
Current deferred tax assets:
  Inventory........................................  $ 1,266   $   507
  Receivables......................................      106       145
  Legal and related reserves.......................    1,737     4,959
  Disposition reserve..............................       --     1,860
  Other............................................      955     3,755
                                                     -------   -------
  Current deferred tax assets......................    4,064    11,226
  Valuation allowances.............................   (3,616)   (6,026)
                                                     -------   -------
     Total current deferred tax assets.............  $   448   $ 5,200
                                                     =======   =======
Current deferred tax liabilities:
  Unremitted foreign earnings......................  $    --   $ 4,618
  Other............................................      116       353
                                                     -------   -------
     Total current deferred tax liabilities........  $   116   $ 4,971
                                                     =======   =======


                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)



                                                        DECEMBER 31,
                                                    -------------------
                                                      2008       2007
                                                    --------   --------
Non-current deferred tax assets:
  Foreign tax credits carryforwards...............  $ 50,523   $ 44,270
  Environmental...................................     1,689      1,921
  Net operating loss carryforwards (state)........     2,661         --
  Net operating loss carryforwards (foreign)......       227      1,858
  Employee benefits...............................    14,143      7,412
  Restructuring...................................     1,172         --
  Research & experimentation tax credits
     carryforwards................................     1,309      1,237
  Alternative minimum tax credits carryforwards...     3,266      4,054
  Property, plant and equipment...................     1,187      1,088
  Intangibles.....................................        --         16
  Other...........................................     4,714      1,163
                                                    --------   --------
  Non-current deferred tax assets.................    80,891     63,019
  Valuation allowances*...........................   (75,614)   (58,816)
                                                    --------   --------
     Total non-current deferred tax assets........     5,277      4,203
Non-current deferred tax liabilities:
  Property, plant and equipment...................     6,750      6,978
  Intangibles.....................................     7,488      6,348
  Indefinite-lived intangibles....................     1,736      1,531
  Foreign tax allocation reserve..................     5,441      8,061
  Other...........................................        --        371
                                                    --------   --------
     Total non-current deferred tax liabilities...  $ 21,415   $ 23,289
                                                    --------   --------
     Total net non-current deferred tax
       liabilities................................  $ 16,138   $ 19,086
                                                    ========   ========



* In addition to the effect of the domestic and foreign valuation allowances reflected in the current effective tax rate, the valuation allowance has changed due to currency translation adjustments.

     The Company establishes a valuation allowance against deferred tax assets when it is more likely than not that the Company will be unable to realize those deferred tax assets in the future. Based on the Company's current and past performance, cumulative losses in recent years resulting from domestic operations, the market environment in which the Company operates, and the utilization of past tax attributes, the Company has established a valuation allowance of $78,989 against a portion of its domestic deferred tax assets. However, the Company has not recorded a valuation allowance against domestic tax assets which are offset by domestic deferred tax liabilities that are expected to reverse in the future. With respect to the Company's foreign deferred tax assets, the Company has recorded a valuation allowance of $241 as of December 31, 2008.

     The Company expects to maintain a full valuation allowance against its net domestic deferred tax assets (primarily foreign tax credits), subject to the consideration of all prudent and feasible tax planning strategies, until such time as the Company attains an appropriate level of future domestic profitability and the Company is able to conclude that it is more likely than not that its domestic deferred tax assets are realizable. The change in the domestic valuation allowance for the years ended December 31, 2008 and 2007 was $15,095 and $26,506

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)



respectively. The change in the foreign valuation allowance for the years ended December 31, 2008 and 2007 was ($707) and $55, respectively.

     Under the tax laws of the various jurisdictions in which the Company operates, net operating losses ("NOLs") may be carried forward or back, subject to statutory limitations, to reduce taxable income in future or prior years. The domestic federal NOLs were fully utilized in 2007 as a result of the sale of the businesses that comprised the Bioproducts and Biopharma segments. The domestic state NOLs were approximately $28,430, and will expire in 2015. The foreign NOLs were approximately $791. NOLs in foreign jurisdictions will carryforward indefinitely.

     As of December 31, 2008, $50,523 of foreign tax credits, $1,309 of research & experimentation tax credits and $3,266 of alternative minimum tax credits were available as credits against future U.S. income taxes. Under the U.S. Internal Revenue Code, these will expire in 2015 through 2018, and 2020 through 2027, respectively. The alternative minimum tax credit carryforwards have no expiration date. All domestic credits are offset by a full valuation allowance.

     The Company has not provided U.S. federal income and withholding taxes on its undistributed earnings from non-U.S. operations as of December 31, 2008 because it intends to reinvest such earnings indefinitely outside of the United States. Determination of the amount of unrecognized deferred tax related to these earnings is not practical. However, in 2008, the Company did repatriate $16,263 of cash resulting from the sale of its non-U.S. businesses that comprised the Bioproducts segments and the sale of two non-U.S. businesses within the former Human Health segment. The Company provided for the tax effect of this in its 2007 tax provision. The Company also settled several intercompany loans in 2008 as part of its project to streamline the Company's legal structure, and provided for the tax effects in its 2008 tax provision.

     The Company adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" as of January 1, 2007. As of December 31, 2007 the Company had approximately $5,116 of unrecognized tax benefits. During 2008, the Company increased its unrecognized tax benefits by $96 for current year positions which is offset by a decrease in unrecognized tax benefits of $3,515, due to amended return filings, settlement of positions with state and foreign taxing authorities, the expiration of statute of limitation periods and foreign currency translation. Of the $3,515, the current year's provision includes $1,332 of benefit. Of the total balance of unrecognized benefits at December 31, 2008 $967, if recognized, would affect the effective tax rate.

     In the next twelve months the Company may decrease its reserve for unrecognized tax benefits for intercompany transactions by approximately $250 mainly due to the expiration of a statute of limitation period. This item could impact the income tax provision.

     The following table summarizes the activity related to the Company's unrecognized tax benefits as of December 31, 2008 and 2007:

                                                             2008     2007
                                                           -------   ------
Balance at January 1.....................................  $ 5,116    5,522
Gross increases related to current period tax positions..       96      128
Gross decreases related to prior period tax positions....   (2,896)    (109)
Expiration for statute of limitations for the assessment
  of taxes...............................................     (401)    (377)
Foreign currency translation.............................     (218)     (48)
                                                           -------   ------
Balance at December 31...................................  $ 1,697   $5,116
                                                           =======   ======


                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(9) INCOME TAXES -- (CONTINUED)



     Gross interest and penalties for 2008 and 2007 of $333 and $420, respectively, related to the above unrecognized tax benefits are not reflected in the table above. In 2008 and 2007, the Company accrued $79 and $142, respectively, of interest and penalties in the income statement. Consistent with prior periods, the Company recognizes interest and penalties within its income tax provision.

     In 2007, the Company finalized an IRS examination for the periods 2001-2003. In September 2008, the Company was selected for a random IRS examination for tax year 2006. Tax years 2005 and 2007 remain open to examination within the U.S. The Company is also subject to exams in its significant non-U.S. jurisdictions for 2004 and 2006 forward.

     The Company is also subject to audit in numerous states for various years in which it has filed income tax returns. In February 2009, the Company was notified that New Jersey would, in the near future, begin an examination of its open tax years. Recently finalized state audits resulted in immaterial adjustments. Open years for the majority of states where the Company files are for 2005 and forward.

(10) LONG-TERM DEBT

     In February 2007, proceeds from the sale of the businesses that comprised the Bioproducts and Biopharma segments, as discussed in Note 19, were used to repay all outstanding debt under a prior credit facility. In April 2007, the Company entered into a $200,000 five-year Syndicated Senior Revolving Credit Facility which expires in April 2012. The Company pays interest on this credit facility at LIBOR plus 1.25% -- 2.00% based upon certain financial measurements. The credit facility also includes financial covenants regarding interest coverage and leverage ratios. The Company was in compliance with all financial covenants at December 31, 2008. The 5-Year Agreement is collateralized by dividend and distribution rights associated with a pledge of a portion of stock that the Company owns in a foreign holding company. This foreign holding company owns a majority of the Company's non-U.S. operating subsidiaries. As of December 31, 2008 there was $123,800 outstanding. The 2008 and 2007 weighted average interest rate for long-term bank debt was 4.9% and 6.9%, respectively.

(11) DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to reduce exposures to market risks resulting from fluctuations in interest rates and foreign exchange rates. The Company is exposed to credit losses in the event of nonperformance by the counter parties to the contracts. However, the Company does not anticipate non-performance by the counterparties.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(11) DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)



     All forward and swap contracts outstanding at December 31, 2008 have been designated as cash flow hedges and, accordingly, changes in the fair value of derivatives are recorded each period in accumulated other comprehensive
(loss)/income. Changes in the fair value of the derivative instruments reported in accumulated other comprehensive income will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company's financial results. The unrealized net loss recorded in accumulated other comprehensive loss at December 31, 2008 was $715 and $3,541 for forwards and swaps, respectively. These amounts will be reclassified into earnings as the underlying forecasted transactions occur. The net loss recognized in earnings related to foreign currency forward contracts during the twelve months ended December 31, 2008 was $1,275.

  Interest Rate Swap Agreements

     The Company has employed a plan to mitigate interest rate risk by entering into interest rate swap agreements to convert floating rates to fixed interest rates. As of December 31, 2008, the Company had three interest rate swaps in place with an aggregate notional value of $60,000, at an average fixed rate of 4.48%, and with maturity dates of October 2010. The Company's strategy has been to cover a portion of outstanding bank debt with interest rate protection. At December 31, 2008, the coverage was approximately 48% of our variable interest rate debt. At December 31, 2008 the Company had variable debt of $123,800, of which $60,000 is fixed by an interest rate swap. Holding all other variables constant, if the LIBOR portion of the weighted average interest rates in the variable rate debt increased by 100 basis points, the effect on our earnings and cash flows would have been higher interest expense of $638. Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions. The fair value of these agreements was based on quoted market prices and was in a loss position of $3,541 at December 31, 2008.

  Foreign Exchange Instruments

     The table below reflects the notional and fair value amounts of foreign exchange contracts at December 31, 2008 and 2007:

                                                      2008               2007
                                                ----------------   ----------------
                                                NOTIONAL    FAIR   NOTIONAL    FAIR
                                                 AMOUNTS   VALUE    AMOUNTS   VALUE
                                                --------   -----   --------   -----
Forward exchange contracts....................   $20,568   $(678)   $22,078    $(74)


     The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for long-term debt approximates fair value because all of this underlying debt is at variable rates.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(12) STRATEGIC ALTERNATIVE AND RESTRUCTURING CHARGES

  Strategic Alternative Costs

     Strategic alternative costs include expenses that the Company has incurred related to the decision to sell the businesses that comprised the Bioproducts and Biopharma segments in February 2007, costs associated with a project to streamline the Company's legal structure and costs associated with the exit of a feed additives product line. These costs are not considered part of the restructuring program or a part of discontinued operations under current accounting guidance.

     Strategic alternative costs for 2008 include $1,385 related to the project to streamline the Company's legal structure, costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the divestiture of $102 and change of control expense of $28. Costs for 2007 include change of control expense totaling $20,025 related to the 2007 divestiture of the businesses that comprised the Bioproducts and Biopharma segments, retention bonuses of $6,780, costs associated with the stock option modification of $2,854 and external advisor costs of $456.

     During the fourth quarter of 2007 the Company committed to a plan to exit a feed additive product line. The equipment used in producing this product will be dismantled and disposed of upon completion of production. Production continued through the third quarter of 2008. In accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, the Company recorded $1,012 for the asset retirement obligation in 2007. This charge is recorded as a strategic alternative cost in the income statement.

     Total strategic alternative costs for 2008, 2007 and 2006 were $1,515, $31,127 and $2,958, respectively. Strategic alternative costs for 2006 consisted of external advisor costs related to divestitures.

  Corporate Office Restructuring

     During 2007, The Company announced plans to eliminate certain employee positions at the corporate office upon completion of the sale of the businesses that comprised the Bioproducts and Biopharma segments. This plan included certain one-time benefits for terminated employees. Costs related to these plans are recorded as restructuring expenses in the income statement. The Company recognized expense of $805 and $4,014 in 2008 and 2007, respectively, related to this plan.

     The following table reflects the activity related to the severance reserve through December 31, 2008:

                               JANUARY 1,      2007 ACTIVITY     DECEMBER 31,      2008 ACTIVITY     DECEMBER 31,
                                  2007      ------------------       2007       ------------------       2008
                                 RESERVE                CASH        RESERVE                 CASH        RESERVE
                                 BALANCE    EXPENSE   PAYMENTS      BALANCE     EXPENSE   PAYMENTS      BALANCE
                               ----------   -------   --------   ------------   -------   --------   ------------
Employee termination costs..       $--       $3,787    $(2,975)      $812         $734     $(1,084)      $462
                                   ===       ======    =======       ====         ====     =======       ====



     This reserve is expected to be paid in full during 2009.

  Consolidation of Domestic Research and Development Activities

     In December of 2007, the Company consolidated its United States research and development ("R&D") activities and small scale API production with its facility in Charles City, Iowa. The Company recognized restructuring expenses in 2007 of $2,059 related to this consolidation. This charge included the present value of the remaining lease payments under the Company's current operating lease at the New Jersey R&D facility of $998. The operating lease expires in December 2010. In accordance with accounting guidance, the fair value of the liability recorded at the cease-use date factored in the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property. The Company consulted with local real estate brokers at that time to determine what reasonable sublease rentals could be obtained. During the past year, the Company has not been

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(12) STRATEGIC ALTERNATIVE AND RESTRUCTURING CHARGES -- (CONTINUED)



able to sublease the property and interest dramatically decreased during the fourth quarter of 2008. Due to the lack of interest, the Company consulted with its real estate broker and determined that the possibility of obtaining a sublease was extremely low. As a result, during the fourth quarter of 2008, the Company increased the reserve related to the remaining lease payments by $2,388. This amount assumes the Company will not obtain a sublease for the facility. In addition to increasing the reserve, the Company incurred costs of $1,502 related to lease payments, utilities and severance during 2008. Costs related to this consolidation are recorded as restructuring expenses on the income statement.

     The following table reflects the activity related to the restructuring reserve through December 31, 2008:

                                   JANUARY 1,      2007 ACTIVITY     DECEMBER 31,      2008 ACTIVITY     DECEMBER 31,
                                      2007      ------------------       2007       ------------------       2008
                                     RESERVE                CASH        RESERVE                 CASH        RESERVE
                                     BALANCE    EXPENSE   PAYMENTS      BALANCE     EXPENSE   PAYMENTS      BALANCE
                                   ----------   -------   --------   ------------   -------   --------   ------------
Employee termination costs......       $--       $  356      $--        $  356       $  115     $(471)      $   --
Present value of lease
  payments......................        --          998       --           998        2,396      (373)       3,021
                                       ---       ------      ---        ------       ------     -----       ------
                                       $--       $1,354      $--        $1,354       $2,511     $(844)      $3,021
                                       ===       ======      ===        ======       ======     =====       ======



     This reserve will be paid in full by December 31, 2010. Total restructuring expenses for 2008 and 2007 were $4,695 and $6,073, respectively.

(13) STOCKHOLDERS' EQUITY

     The Company has two classes of common shares which are Common Stock and Nonvoting Common Stock. Authorized shares of Common Stock were 100,000,000 at December 31, 2008 and 2007. Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 2008 and 2007. Nonvoting Common Stock with a par value of $.10 has equal rights with Common Stock, with the exception of voting power. Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock. As of December 31, 2008 and 2007, no shares of Nonvoting Common Stock were outstanding. The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 2008 and 2007, there was no preferred stock outstanding.

     On May 3, 2007, the Company paid a special dividend of $14.00 per share to its shareholders resulting in a reduction in stockholders' equity of $403,026. The effect on stockholders' equity was a reduction to retained earnings of $233,244, representing total accumulated earnings as of the date of declaration, with the remainder representing a return of capital of $169,782. As of December 31, 2008, cash disbursements were $401,970 and $1,056 was accrued related to dividends on unvested restricted stock. The Company no longer pays a quarterly dividend.

     The Company held treasury stock of 2,224,613 and 2,385,066 shares at December 31, 2008 and 2007, respectively, which are primarily used for issuance to employee compensation plans.

     At December 31, 2008 there were 52,592 authorized shares of Common Stock reserved for issuance through stock option plans.

(14) STOCK BASED COMPENSATION

     Beginning January 1, 2006, the Company began recognizing compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(14) STOCK BASED COMPENSATION -- (CONTINUED)



model. The weighted-average fair value per share for the stock options granted to employees for the years ended December 31, 2008, 2007 and 2006 were $1.72, $5.44 and $8.00, respectively.

     The following assumptions were used in determining the fair value of stock options for grants issued in 2008, 2007 and 2006:

                                        2008               2007                2006
                                  ---------------   -----------------   -----------------
Expected volatility.............  33.30% - 38.78%    34.38% - 36.90%     36.49% - 38.28%
Average dividend yield..........       0.00%              0.00%           0.55% - 0.56%
Expected term...................     4.75 years     3.75 - 4.75 years   3.75 - 4.75 years
Risk-free interst rate..........   2.77% - 3.08%      4.30% - 4.85%       4.42% - 4.96%


     The Company does not have any publicly traded stock options; therefore, expected volatilities are based on historical volatility of the Company's stock. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period approximates the option's expected term. The expected term was utilized based on the "simplified" method for determining the expected term of stock options in Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment." The Company also considered SAB No. 110 when determining the expected term of stock options.

     FASB Statement No. 123(R) "Share-Based Payment" ("FAS 123(R)") requires companies to estimate the expected forfeitures for all unvested awards and record compensation costs only for those awards that are expected to vest. As of December 31, 2008, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $1,606. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 3.5 years.

     For 2008, 2007 and 2006, the Company recorded $555, $379 and $383, respectively, in selling, general and administrative expenses for stock options. In addition the Company recorded $27 in restructuring expenses in 2008 and $282 and $50 in strategic alternative costs and restructuring expenses, respectively, in 2007 for stock options related to the change in control agreements and the reduction in workforce in 2007 and 2008.

     In addition, for 2008 and 2007 the Company recorded $102 and $2,535, respectively, in strategic alternative costs for expenses associated with a stock option modification due to the special dividend paid on May 3, 2007. The modification reduced the exercise price of all stock options outstanding as of the dividend payment date by $14.00 per share, the amount of the special dividend. As of December 31, 2008, the total compensation cost related to unvested stock option awards that were modified but not yet recognized was $153. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.6 years.

     Cambrex senior executives participate in an executive incentive plan which rewards achievement with restricted stock units. Awards are made annually if certain targets are met and vest in one-third increments on the first, second and third anniversaries of the grant. On the third anniversary of the grant, restrictions on sale or transfer are removed and shares are issued to executives. In the event of termination of employment or retirement, the participant is entitled to the vested portion of the restricted stock units and forfeits the remaining amount; the three-year sale and transfer restriction remains in place. For certain employees with employment contracts, all shares vest upon certain events, including a change in control. In the event of death or permanent disability, all shares vest and the deferred sales restriction lapses. These awards are classified as equity awards as defined in FAS 123(R). Historically, only senior executives participated in this plan. As of January 1, 2006, certain other employees are eligible to receive restricted stock as part of a redesigned stock-based compensation plan. These awards cliff vest on the third anniversary of the grant date.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(14) STOCK BASED COMPENSATION -- (CONTINUED)



     For 2008, 2007, and 2006, the Company recorded $1,327, $705, and $898, respectively, in selling, general and administrative expenses for restricted stock. In addition, the Company recorded $24 in restructuring expenses in 2008 and $1,554 and $172 in strategic alternative costs and restructuring expenses, respectively, in 2007 for restricted stock. As of December 31, 2008 the total compensation cost related to unvested restricted stock granted but not yet recognized was $897. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.4 years.

     In May 2008 the Company granted a target award of 43,000 performance shares, with a potential award of up to 86,000 shares to the current CEO. These performance shares are dependent upon the Company's performance measured against certain financial metrics over a three year period beginning July 1, 2008, as compared to an external peer group. Any payment of the performance shares will be made in three years. In accordance with FAS 123(R) the Company is currently recognizing expense related to 43,000 shares over the vesting period, which assumes that the CEO will be compensated at target. The Company will assess performance at each reporting period and adjust accordingly. For 2008 the Company recorded $34 in selling, general and administrative expense related to these performance shares.

     The following table is a summary of the Company's stock option activity issued to employees and related information:

                                                                 WEIGHTED AVERAGE
                                                              ----------------------
                                                  NUMBER OF   EXERCISE     OPTIONS
                                                   SHARES       PRICE    EXERCISABLE
                                                 ----------   --------   -----------
Outstanding at December 31, 2005...............   4,013,647    $26.60     4,013,647
                                                 ----------
  Granted......................................     249,367     21.39
  Exercised....................................  (1,069,876)    19.91
  Forfeited or expired.........................    (438,245)    28.11
                                                 ----------
Outstanding at December 31, 2006...............   2,754,893     28.48     2,517,941
                                                 ----------
  Granted......................................     152,675     14.99
  Exercised....................................  (1,202,752)    18.21
  Forfeited or expired.........................    (233,059)    22.52
                                                 ----------
Outstanding at December 31, 2007...............   1,471,757     20.15     1,293,108
                                                 ----------
  Granted......................................     744,000      4.82
  Exercised....................................      (2,301)     7.47
  Forfeited or expired.........................    (622,587)    19.17
                                                 ----------
Outstanding at December 31, 2008...............   1,590,869     14.07
                                                 ==========
Exercisable at December 31, 2008...............                $22.01       757,050


     On May 3, 2007, the Company paid a special dividend of $14.00 per share. As a result, the market price of the stock declined by approximately $14.00 per share from the prior day's close and therefore, all outstanding options were modified to reduce the exercise price by $14.00 per share.

     The aggregate intrinsic value for all stock options exercised for the years ended December 31, 2008, 2007 and 2006 were $4, $2,866 and $2,684, respectively. The aggregate intrinsic value for all stock options outstanding as of December 31, 2008 was $109. The aggregate intrinsic value for all stock options exercisable as of December 31, 2008 was $1.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(14) STOCK BASED COMPENSATION -- (CONTINUED)



     A summary of the Company's nonvested stock options and restricted stock as of December 31, 2008 and changes during the years ended December 31, 2008 and 2007 are presented below:

                                                                           NONVESTED RESTRICTED
                                             NONVESTED STOCK OPTIONS               STOCK
                                             -----------------------     ------------------------
                                                           WEIGHTED-                    WEIGHTED-
                                                            AVERAGE                      AVERAGE
                                             NUMBER OF    GRANT-DATE     NUMBER OF     GRANT-DATE
                                               SHARES     FAIR VALUE       SHARES      FAIR VALUE
                                             ---------    ----------     ---------     ----------
Nonvested at January 1, 2007...............    236,952      $21.39         165,868       $22.02
Granted....................................    152,675      $14.99         125,489       $17.09
Vested during period.......................   (137,145)     $16.57        (123,494)      $21.55
Forfeited..................................    (73,833)     $19.79         (33,962)      $20.91
                                              --------                    --------
Nonvested at December 31, 2007.............    178,649      $11.34         133,901       $18.11
                                              --------                    --------
Granted....................................    744,000      $ 4.82         122,872       $ 8.74
Vested during period.......................    (69,963)     $10.95        (102,858)      $12.52
Forfeited..................................    (18,867)     $11.50         (10,588)      $16.52
                                              --------                    --------
Nonvested at December 31, 2008.............    833,819      $ 5.55         143,327       $13.38
                                              ========                    ========



(15) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

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

     The net periodic pension expense for 2008, 2007 and 2006 is based on a twelve month period and on valuations of the plans as of January 1. However, the reconciliation of funded status is determined as of a December 31 measurement date for 2008 and a September 30 measurement date for 2007. FAS 158 eliminated the Company's option to measure the pension and other postretirement benefits plans' benefit obligations, assets and net periodic cost at a date prior to December 31. Therefore, the pension and postretirement benefits plans, which were measured as of September 30 in 2007, have been measured as of December 31, 2008. The Company elected to use the 15-month alternative to determine 2008 pension cost. The portion of expense attributed to the remaining three months of 2007 was charged directly to retained earnings, with accumulated other comprehensive (loss)/income adjusted to reflect the amortization amounts. The change in measurement date did not have a material impact on the Company's financial position or results of operations.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)



     The funded status of these plans, incorporating fourth quarter contributions, as of December 31, 2008 and September 30, 2007 is as follows:

                                                            2008      2007
                                                          -------   -------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation, beginning of period...............  $57,451   $61,517
  Service cost..........................................       --     1,000
  Interest cost.........................................    3,513     3,597
  Actuarial gain........................................    1,234    (2,203)
  Benefits paid.........................................   (3,431)   (2,433)
  Plan amendments.......................................       --     2,102
  Curtailments..........................................       --    (6,129)
  Effect of eliminating early measurement date..........     (238)       --
                                                          -------   -------
  Benefit obligation, end of period.....................  $58,529   $57,451
                                                          =======   =======




                                                            2008       2007
                                                          --------   -------
CHANGE IN PLAN ASSETS
  Fair value of plan assets, beginning of period........  $ 49,985   $42,761
  Actual return on plan assets..........................   (12,342)    4,966
  Contributions.........................................     3,194     4,691
  Benefits paid.........................................    (3,431)   (2,433)
  Effect of eliminating early measurement date..........       (95)       --
                                                          --------   -------
  Fair value of plan assets at end of period............  $ 37,311   $49,985
                                                          --------   -------
  Funded status.........................................   (21,218)   (7,466)
                                                          --------   -------
  Accrued benefit cost, end of period...................  $(21,218)  $(7,466)
                                                          ========   =======



     The amounts recognized in accumulated other comprehensive (loss)/income as of December 31, 2008 and 2007 consist of the following:

                                                             2008     2007
                                                           -------   ------
Actuarial loss...........................................  $20,690   $3,148
Prior service cost.......................................    1,368    1,912
                                                           -------   ------
                                                           $22,058   $5,060
                                                           =======   ======


                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)



     The components of net periodic pension cost are as follows:

                                                      2008      2007      2006
                                                    -------   -------   -------
COMPONENTS OF NET PERIODIC PENSION COST
  Service cost....................................  $    --   $ 1,000   $ 2,571
  Interest cost...................................    3,513     3,597     3,448
  Expected return on plan assets..................   (4,086)   (3,733)   (3,041)
  Amortization of prior service cost..............      532       206        46
  Recognized actuarial loss.......................       --       209       448
  Curtailments....................................       --       414        --
                                                    -------   -------   -------
  Net periodic benefit cost.......................  $   (41)  $ 1,693   $ 3,472
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

     The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic cost in 2009 are as follows:

                                                                   PENSION
                                                                  BENEFITS
                                                                  --------
Actuarial loss..................................................    $544
Prior service cost..............................................     436
                                                                    ----
  Total.........................................................    $980
                                                                    ====



     Major assumptions used in determining the benefit obligation and net cost for the Company's domestic pension plans are presented in the following table:

                                                  BENEFIT          NET COST
                                                 OBLIGATION   ------------------
                                                2008   2007   2008   2007   2006
                                                ----   ----   ----   ----   ----
Discount rate.................................  6.00%  6.25%  6.25%  6.00%  5.75%
Expected return on plan assets................   N/A    N/A   8.00%  8.00%  8.00%
Rate of compensation increase.................   N/A   5.00%   N/A   5.00%  5.00%


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

     The aggregate Accumulated Benefit Obligation ("ABO") of $58,529 exceeds plan assets by $21,218 as of December 31, 2008 for all domestic plans.

     The Company expects to contribute approximately $1,205 in cash to its two U.S. defined-benefit pension plans in 2009.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)



     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                              PENSION BENEFITS
                                                              ----------------
2009........................................................       $ 2,873
2010........................................................       $ 2,933
2011........................................................       $ 3,055
2012........................................................       $ 3,263
2013........................................................       $ 3,247
2014-2018...................................................       $17,700


     The investment objective for plan assets is to achieve long-term growth with exposure to risk at an appropriate level. The Company invests in a diversified asset mix consisting of equities (domestic and international) and taxable fixed income securities. Assets are managed to obtain the highest total rate of return in keeping with a moderate level of risk.

     The allocation of pension plan assets is as follows:

                                                                                 PERCENTAGE OF
                                                                                  PLAN ASSETS
                                                                     TARGET     ---------------
ASSET CATEGORY:                                                    ALLOCATION    2008     2007
---------------                                                    ----------   ------   ------
U.S. equities....................................................    30%-70%     44.9%    42.2%
International equities...........................................     0%-20%     13.0%    15.4%
U.S. fixed income................................................    20%-60%     41.7%    34.5%
Cash.............................................................        N/A      0.4%     7.9%
                                                                                ------   ------
                                                                                100.0%   100.0%
                                                                                ======   ======



     The Company has a Supplemental Executive Retirement Plan ("SERP") for key executives. This plan is non-qualified and unfunded.

     The benefit obligation for this plan as of December 31, 2008 and 2007 is as follows:

                                                     2008      2007
                                                   -------   -------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation, beginning of period........  $ 5,207   $ 5,225
  Service cost...................................       --        53
  Interest cost..................................      303       300
  Actuarial (gain)/loss..........................     (135)      112
  Benefits paid..................................     (107)      (96)
  Plan amendments................................      516        --
  Curtailments...................................       --      (387)
                                                   -------   -------
  Benefits obligation, end of period.............    5,784     5,207
                                                   =======   =======
  Funded status..................................  $(5,784)  $(5,207)
                                                   =======   =======



     In July 2008, the Board of Directors of the Company amended the SERP plan to allow for lump sum payments effective January 1, 2009. If the lump sum value as of January 1, 2009 was greater than $10, it will be paid in 10 equal actuarial equivalent installments; all others will be paid as a lump sum. Retirees as of January 1, 2009 were

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)


allowed a one-time election in 2008 to continue under their current form of payment or switch to the 10 year installment option. All retirees chose the 10 year installment option.

     The amounts recognized in accumulated other comprehensive (loss)/income as of December 31, 2008 and 2007 consist of the following:

                                                              2008    2007
                                                             ------   ----
Actuarial loss.............................................  $  540   $680
Prior service cost.........................................     516     --
                                                             ------   ----
                                                             $1,056   $680
                                                             ======   ====



     The components of net periodic benefit cost are as follows:

                                                         2008   2007   2006
                                                         ----   ----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost.........................................  $ --   $ 53   $193
  Interest cost........................................   303    300    254
  Amortization of prior service cost...................    --      1      4
  Recognized actuarial loss............................     5     17     --
  Curtailments.........................................    --     15     --
                                                         ----   ----   ----
  Net periodic benefit cost............................  $308   $386   $451
                                                         ====   ====   ====



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

     The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic cost in 2009 is $57 related to prior service cost.

     Major assumptions used in determining the benefit obligation and net cost for the Company's SERP plan are presented in the following table:

                                                  BENEFIT
                                                 OBLIGATION        NET COST
                                                -----------   ------------------
                                                2008   2007   2008   2007   2006
                                                ----   ----   ----   ----   ----
Discount rate.................................  5.60%  6.00%  6.00%  6.00%  5.75%
Rate of compensation increase.................   N/A   5.00%   N/A   5.00%  5.00%

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)



  Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                               SERP BENEFITS
                                                               -------------
2009.........................................................      $  800
2010.........................................................      $  720
2011.........................................................      $  720
2012.........................................................      $  720
2013.........................................................      $  720
2014-2018....................................................      $3,600


  International Pension Plans

     A foreign subsidiary of the Company maintains a pension plan for their employees that conforms to the common practice in their respective country. Based on local laws and customs, this plan is not funded.

     The funded status of this plan, as of December 31, 2008 and 2007 is as follows:

                                                           2008       2007
                                                         --------   --------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation, beginning of period..............  $ 18,563   $ 15,375
  Service cost.........................................       520        462
  Interest cost........................................       831        665
  Actuarial loss.......................................       757      1,237
  Benefits paid........................................      (460)      (364)
  Foreign exchange.....................................    (3,577)     1,188
                                                         --------   --------
  Benefit obligation, end of period....................  $ 16,634   $ 18,563
                                                         ========   ========
  Funded status........................................  $(16,634)  $(18,563)
                                                         ========   ========



     The amounts recognized in accumulated other comprehensive (loss)/income as of December 31, 2008 and 2007 consist of the following:

                                                             2008     2007
                                                            ------   ------
Actuarial loss............................................  $4,591   $4,079
Prior service credit......................................     (58)     (67)
                                                            ------   ------
                                                            $4,533   $4,012
                                                            ======   ======


                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)



     The components of the net periodic pension cost are as follows:

                                                       2008     2007     2006
                                                      ------   ------   ------
COMPONENTS OF NET PERIODIC PENSION COST
  Service cost......................................  $  520   $  462   $  539
  Interest cost.....................................     831      665      539
  Amortization of unrecognized net obligation.......      --       --      (35)
  Amortization of prior service credit..............      (7)      (7)      (6)
  Recognized actuarial loss.........................     125       75       73
                                                      ------   ------   ------
  Net periodic benefit cost.........................  $1,469   $1,195   $1,110
                                                      ======   ======   ======



     The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic cost in 2009 are as follows:

                                                                   PENSION
                                                                  BENEFITS
                                                                  --------
Actuarial loss..................................................    $(127)
Prior service credit............................................        6
                                                                    -----
  Total.........................................................    $(121)
                                                                    =====



     Major assumptions used in determining the benefit obligation and net cost for the Company's international pension plan are presented in the following table:

                                                  BENEFIT
                                                 OBLIGATION        NET COST
                                                -----------   ------------------
                                                2008   2007   2008   2007   2006
                                                ----   ----   ----   ----   ----
Discount rate.................................  4.40%  4.25%  4.40%  4.25%  4.00%
Rate of compensation increase.................  3.00%  3.00%  3.00%  3.00%  2.70%


     The aggregate ABO is $15,860 for the international plan as of December 31, 2008. The international pension plan is unfunded.

     The Company does not expect to contribute cash to its international pension plan in 2009.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                              PENSION BENEFITS
                                                              ----------------
2009........................................................       $  440
2010........................................................       $  488
2011........................................................       $  521
2012........................................................       $  534
2013........................................................       $  610
2014-2018...................................................       $3,564


  Savings Plan

     Cambrex makes available to all domestic employees a savings plan as permitted under Sections 401(k) and 401(a) of the Internal Revenue Code. Employee contributions are matched in part by Cambrex. The cost of this plan amounted to $592, $608 and $606 in 2008, 2007 and 2006, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)



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

     The benefit obligation of the plan as of December 31, 2008 and September 30, 2007, incorporating fourth quarter payments, is as follows:

                                                             2008     2007
                                                            ------   ------
CHANGE IN BENEFIT OBLIGATION
  Accumulated benefit obligation, beginning of period.....  $1,757   $1,795
  Service cost............................................      25       21
  Interest cost...........................................     109      107
  Plan participants' contributions........................      20       31
  Actuarial gain..........................................      (4)    (112)
  Benefits paid...........................................     (65)     (85)
  Effect of elimination early measurement date............      16       --
                                                            ------   ------
  Accumulated benefit obligation, end of period...........  $1,858   $1,757
                                                            ======   ======



     Amounts recognized in accumulated other comprehensive (loss)/income as of December 31, 2008 and 2007 consist of the following:

                                                              2008    2007
                                                             -----   -----
Actuarial loss.............................................  $ 824   $ 899
Prior service credit.......................................   (541)   (735)
                                                             -----   -----
                                                             $ 283   $ 164
                                                             =====   =====



     The components of net periodic postretirement benefit cost are as follows:

                                                        2008    2007    2006
                                                       -----   -----   -----
COMPONENTS OF NET PERIODIC POSTRETIREMENT BENEFIT
  COST
  Service cost.......................................  $  25   $  21   $  60
  Interest cost......................................    109     107     109
  Actuarial loss recognized..........................     56      65      85
  Amortization of unrecognized prior service cost....   (155)   (156)   (155)
                                                       -----   -----   -----
  Total periodic postretirement benefit cost.........  $  35   $  37   $  99
                                                       =====   =====   =====


                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(15) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)



     The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2009 are as follows:

                                                                    OTHER
                                                               POSTRETIREMENT
                                                                  BENEFITS
                                                               --------------
Actuarial loss...............................................       $  52
Prior service credit.........................................        (155)
                                                                    -----
Total........................................................       $(103)
                                                                    =====



     Major assumptions used in determining the benefit obligation and net cost for the Company's postretirement benefits are presented in the following table as weighted averages:

                                                   BENEFIT
                                                  OBLIGATION        NET COST
                                                 -----------   ------------------
                                                 2008   2007   2008   2007   2006
                                                 ----   ----   ----   ----   ----
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate..................................   6.0%  6.25%  6.25%  6.00%  5.75%


     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                                    OTHER
                                                               POSTRETIREMENT
                                                                  BENEFITS
                                                               --------------
2009.........................................................       $ 86
2010.........................................................       $ 86
2011.........................................................       $ 91
2012.........................................................       $ 96
2013.........................................................       $102
2014-2018....................................................       $593


     The assumed health care cost trend rate used to determine the accumulated postretirement benefit obligation is 8.5% in 2008 (9% in 2007) decreasing annually to an ultimate rate of 5% in 2013. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by $40 and would increase the sum of interest and service cost by $4. A 1% decrease would lower the accumulated postretirement benefit obligation by $47 and would decrease the sum of interest and service cost by $5.

  Other

     The Company has a non-qualified Compensation Plan for Key Executives ("the Deferred Plan"). Under the Deferred Plan, officers and key employees may elect to defer all or any portion of their pre-tax earnings or to elect to defer receipt of the Company's stock which would otherwise have been issued upon the exercise of the Company's options. Included within other liabilities at December 31, 2008 and 2007 there is $3,012 and $4,614, respectively, representing the Company's obligation under the plan. The Company invests in certain mutual funds and as such, included within other assets at December 31, 2008 and 2007 is $3,012 and $4,614, respectively, representing the fair value of these funds. Total shares held in trust as of December 31, 2008 and 2007 are 195,851 and are included as a reduction of equity at cost. The value of the shares held in trust and the corresponding liability of $905 at December 31, 2008 has been recorded in equity. The Deferred Plan is not funded by the Company, but the Company has established a Deferred Compensation Trust Fund which holds the shares issued.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(16) FOREIGN OPERATIONS AND SALES

     The following summarized data represents the gross sales and long lived tangible assets for the Company's domestic and foreign entities for 2008, 2007 and 2006:

                                                  DOMESTIC    FOREIGN     TOTAL
                                                  --------   --------   --------
2008
Gross sales.....................................   $81,707   $167,911   $249,618
Long-lived assets...............................    42,621    154,257    196,878
2007
Gross sales.....................................   $81,429   $171,145   $252,574
Long-lived assets...............................    42,103    159,106    201,209
2006
Gross sales.....................................   $82,462   $154,197   $236,659
Long-lived assets...............................    42,830    131,606    174,436


     Export sales, included in domestic gross sales, in 2008, 2007 and 2006 amounted to $24,602, $28,821, and $28,825, respectively.

     Sales to geographic area consist of the following:

                                                   2008       2007       2006
                                                 --------   --------   --------
North America..................................  $ 86,631   $ 85,644   $ 85,944
Europe.........................................   143,542    150,692    136,545
Asia...........................................    11,440      9,125      8,041
Other..........................................     8,005      7,113      6,129
                                                 --------   --------   --------
  Total........................................  $249,618   $252,574   $236,659
                                                 ========   ========   ========



     This table summarizes gross sales by product groups:

                                                   2008       2007       2006
                                                 --------   --------   --------
APIs and pharmaceutical intermediates..........  $220,722   $220,386   $206,193
Other..........................................    28,896     32,188     30,466
                                                 --------   --------   --------
  Total........................................  $249,618   $252,574   $236,659
                                                 ========   ========   ========



     Two customers each account for 10% of consolidated gross sales for the years ended December 31, 2008, 2007 and 2006. One customer is a pharmaceutical company with which a long-term sales contract is in effect, account for 10.0%, 11.2% and 12.3% for 2008, 2007 and 2006, respectively. The second customer is a distributor representing multiple customers, accounted for 11.8%, 12.5% and 14.5% for 2008, 2007 and 2006, respectively.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(17) COMMITMENTS

     The Company has operating leases expiring on various dates through the year 2014. The leases are primarily for the rental of office space, office and laboratory equipment and vehicles. At December 31, 2008, future minimum commitments under non-cancelable operating lease arrangements were as follows:

Year Ended December 31:
2009............................................................  $2,265
2010............................................................   2,164
2011............................................................     707
2012............................................................     672
2013............................................................     297
2014 and thereafter.............................................      27
                                                                  ------
Total commitments...............................................  $6,132
                                                                  ======



     Total operating lease expense was $2,270, $2,270 and $2,363 for the years ended December 31, 2008, 2007 and 2006, respectively.

     The Company is party to several unconditional purchase obligations resulting from contracts that contain legally binding provisions with respect to quantities, pricing and timing of purchases. The Company's purchase obligations mainly include commitments to purchase raw materials and for the construction of a new manufacturing facility. At December 31, 2008 future commitments under these obligations were as follows:

Year Ended December 31:
2009...........................................................  $ 6,819
2010...........................................................    3,410
2011...........................................................    2,425
2012...........................................................    1,482
2013...........................................................       --
                                                                 -------
Total commitments..............................................  $14,136
                                                                 =======



(18) CONTINGENCIES

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

(18) CONTINGENCIES -- (CONTINUED)



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

     In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites. These accruals were $6,226 and $6,905 at December 31, 2008 and December 31, 2007, respectively. The decrease in the accrual includes payments of $633 and the impact of currency of $303 partially offset by adjustments to reserves of $257. Based upon available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where remediation costs may not be estimable at the reporting date.

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

  Cosan

     The Company's Cosan subsidiary conducted manufacturing operations in Clifton, New Jersey from 1968 until 1979. Prior to the acquisition of Cosan by the Company, the operations were moved to another location and thereafter Cambrex purchased the business. In 1997, Cosan entered into an Administrative Consent Order with the NJDEP. Under the Administrative Consent Order, Cosan was required to complete an investigation of the extent of the contamination related to the Clifton site and conduct remediation as may be necessary. During the third quarter of 2005, the Company completed the investigation related to the Clifton site, which extends to adjacent properties. The results of the investigation caused the Company to increase its related reserves by $1,300 in 2005 based on the proposed remedial action plan. The Company submitted the results of the investigation and proposed remedial action plan to the NJDEP. In late 2006, the NJDEP requested that an additional investigation be conducted at the site. The Company estimated that the additional work will cost approximately $240, and as such, increased the related reserve in the first quarter of 2007. The Company submitted its plan for additional work to the NJDEP in April 2007. In August 2007 the NJDEP approved the Company's work plan and the additional investigation has been partially completed. The Company has submitted an interim report to NJDEP and is proceeding to complete the investigation. As of December 31, 2008, the reserve was $1,260. The results of the additional investigation may impact the remediation plan and costs.

     Additionally, there is a reserve of $929 as of December 31, 2008 for the Cosan Carlstadt, N.J. site related to an Administrative Consent Order with the NJDEP entered into in 1985 in connection with the acquisition of Cosan. In

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(18) CONTINGENCIES -- (CONTINUED)



September 2004, the reserve was increased based on the investigations completed to date and the proposed Remedial Action Work Plan ("RAW") submitted to the NJDEP for their approval. The NJDEP subsequently rejected the RAW and required the Company to perform additional investigative work prior to approval of a new RAW. The Company's reserves were increased to cover the additional investigative work. The results of this additional investigative work may impact the RAW and costs.

  Berry's Creek

     In March 2006, the Company received notice from the United States Environmental Protection Agency ("USEPA") that two former operating subsidiaries are considered PRPs at the Berry's Creek Superfund Site, Bergen County, New Jersey. The operating companies are among many other PRPs that were listed in the notice. Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry's Creek Site. The Company has met with the other PRPs. Both operating companies joined the group of PRPs and filed a joint response to the USEPA agreeing to jointly negotiate to conduct or fund (along with other PRPs) an appropriate remedial investigation and feasibility study of the Berry's Creek Site. The PRPs have engaged technical and allocation consultants to evaluate investigation and remedial alternatives and develop a method to allocate related costs among the PRPs. In December 2007 the PRPs reached a tentative agreement on the allocation of the site investigation costs and at December 31, 2008 the Company's reserve was $498. The investigation is expected to take several years and at this time it is too early to predict the extent of any additional liabilities.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(18) CONTINGENCIES -- (CONTINUED)



     Based on available information, Nepera believed that the current trust balance would not cover the remaining work to be completed at Harriman and under the final Maybrook ROD issued in September 2007. As such the Company increased its reserve by $1,000 during 2007, which was recorded in discontinued operations. As of December 31, 2008, the reserve recorded on the books was $1,200. The foregoing matters were retained by Cambrex under the 2003 Purchase Agreement as well as the settlement reached in the Rutherford matter.

  Solvent Recoveries Superfund Site

     In 1992, the USEPA notified Humphrey Chemical Co., Inc. ("Humphrey") of its possible involvement as one of approximately 1,300 PRPs at a Superfund site ("the site") in Southington, Connecticut, once operated by Solvent Recoveries, Inc. Humphrey joined the PRP group, which has agreed with the USEPA to perform a Remedial Investigation/Feasibility Study ("RIFS"). The RIFS has been completed and the USEPA has proposed remediation of the Site. In September 2008, Humphrey agreed to enter into a consent decree and settlement with the other PRPs and the USEPA whereby Humphrey agreed to pay a settlement amount of $353 with an initial payment of $106 and the remaining $247 to be paid in installments over time as the remediation proceeds. The Company has reserved for the unpaid portion of the settlement and has entered into a letter of credit to guarantee the payment obligation under the settlement.

     The Company is involved in other matters where the range of liability is not reasonably estimable at this time and it is not determinable when information will become available to provide a basis for adjusting or recording an accrual, should an accrual ultimately be required.

  Newark Bay Complex Litigation

     CasChem and Cosan have been named as two of several hundred third-party defendants in a third-party complaint filed in February 2009, by Maxus Energy Corporation ("Maxus") and Tierra Solutions, Inc. ("Tierra"). The original plaintiffs include the NJDEP, the Commissioner of the NJDEP and the Administrator of the NJ Spill Compensation Fund, which originally filed suit in 2005 against Maxus, Tierra and other defendants seeking recovery of cleanup and removal costs for alleged discharges of dioxin and other hazardous substances into the Passaic River, Newark Bay, Hackensack River, Arthur Kill, Kill Van Kull and adjacent waters (the "Newark Bay Complex"). Maxus and Tierra are now seeking contribution from third-party defendants for any cleanup and removal costs for which each may be held liable in the lawsuit. Maxus and Tierra also seek recovery for cleanup and removal costs, that each has incurred or will incur relating to the Newark Bay Complex. The Company expects to vigorously defend against the lawsuit. At this time it is too early to predict whether the Company will have any liability in this matter.

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

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(18) CONTINGENCIES -- (CONTINUED)



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

     In April 2003, Cambrex reached an agreement with Mylan under which Cambrex would contribute $12,415 to the settlement of litigation brought by a class of direct purchasers which has been fully paid as of December 31, 2008. In exchange, Cambrex and Profarmaco received from Mylan a release and full indemnity against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter.

     In February 2008 the District Court, in the In Re Lorazepam & Clorazepate Antitrust Litigation, entered judgment after trial against Mylan, Gyma and Cambrex in the amount of $8,355, payable jointly and severally, and also a punitive damage award against each of Mylan, Gyma and Cambrex in the amount of $16,709. In addition, in October 2008, the District Court ruled that Mylan, Gyma and Cambrex were also subject to a total of approximately $7,000 in prejudgment interest. The parties will appeal the awards. Cambrex expects any payment of the judgment against it to be made by Mylan under the indemnity described above.

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

     Nepera was named as a defendant, along with several other companies, in a number of private civil actions brought on behalf of alleged purchasers of Vitamin B-3. The actions seek injunctive relief and unspecified but substantial damages. All cases have been settled within established reserve amounts.

     The balance of the reserves recorded within accrued liabilities related to this matter is $1,577 as of December 31, 2008 and is sufficient to cover the settlement.

     Baltimore Litigation

     In 2001, the Company acquired a biopharmaceutical manufacturing business in Baltimore (the "Baltimore Business"). The sellers of the Baltimore Business filed suit against the Company alleging that the Company made false representations during the negotiations on which the sellers relied in deciding to sell the business and that the Company breached its obligation to pay additional consideration as provided in the purchase agreement which was contingent on the performance of the Baltimore Business.

     In August 2007 the United States District Court, Southern District of New York, granted the Company's pending Motion for Summary Judgment in the Baltimore Litigation. The Sellers have filed a notice of appeal and oral arguments on the appeal are scheduled for March 2009. Management continues to believe the matter to be without merit and continues its defense of this matter.

     Other

     The Company has commitments incident to the ordinary course of business including corporate guarantees of certain subsidiary obligations to the Company's lenders related to financial assurance obligations under certain environmental laws for remediation, closure and third party liability requirements of certain of its subsidiaries and a

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(18) CONTINGENCIES -- (CONTINUED)



former operating location; contract provisions for indemnification protecting its customers and suppliers against third party liability for manufacture and sale of Company products that fail to meet product warranties and contract provisions for indemnification protecting licensees against intellectual property infringement related to licensed Company technology or processes.

     Additionally, as permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that covers a portion of any potential exposure. The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of December 31, 2008.

     In addition to the matters identified above, Cambrex's subsidiaries are party to a number of other proceedings that are not considered material at this time.

(19) DISCONTINUED OPERATIONS

     In October 2006, the Company sold two businesses within the former Human Health segment for nominal consideration. As a result of the transaction, the Company reported a non-cash charge of $23,244 in the fourth quarter of 2006 and the results of these businesses are presented as discontinued operations.

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

     In July 2007 the Company entered into a Settlement Agreement and a related Escrow Agreement settling litigation which had been commenced by the purchasers of the Rutherford Business by the filing of the Complaint in April 2006. As a result of this settlement, the Company's 2007 results include a charge of $4,041, net of tax of $595, recorded in discontinued operations. In addition, during 2007 the Company recorded expense of $1,000 for an adjustment to an environmental reserve at a Rutherford Business site. Refer to Note 18 for a complete discussion on these matters. The 2006 pre-tax income of discontinued operations includes $2,092 for an asset impairment charge, $1,791 due to the acquisition of Cutanogen and $1,475 for the write-down of an investment in equity securities.

                      CAMBREX CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(19) DISCONTINUED OPERATIONS -- (CONTINUED)



     The following table shows revenues and income/(loss) from the discontinued operations:

                                                           2007       2006
                                                         --------   --------
Revenues...............................................  $ 20,335   $246,538
                                                         ========   ========
Pre-tax income of discontinued operations..............  $    545   $  5,945
Gain on sale of Bioproducts and Biopharma segments.....   235,489         --
Rutherford litigation settlement.......................    (4,636)        --
Rutherford environmental reserve adjustment............    (1,000)      (200)
Loss on sale of Cork and Landen........................        --    (23,244)
                                                         --------   --------
Income/(loss) from discontinued operations before
  income taxes.........................................  $230,398   $(17,499)
Provision for income taxes.............................     7,639      4,207
                                                         --------   --------
Income/(loss) from discontinued operations, including
  gains/(losses) from dispositions, net of tax.........  $222,759   $(21,706)
                                                         ========   ========


                      CAMBREX CORPORATION AND SUBSIDIARIES

        SELECTED QUARTERLY FINANCIAL AND SUPPLEMENTARY DATA -- UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              1ST          2ND          3RD          4TH
                                          QUARTER(1)   QUARTER(2)   QUARTER(3)   QUARTER(4)
                                          ----------   ----------   ----------   ----------
2008
Gross sales.............................    $61,706      $66,226      $56,508      $65,178
Net revenues............................     60,990       65,813       58,292       64,133
Gross profit............................     21,929       19,811       16,235       15,768
Income/(loss) from continuing
  operations............................      4,246        1,836        2,797         (950)
Net income/(loss).......................      4,246        1,836        2,797         (950)
Basic earnings per share:(9)
  Income/(loss) from continuing
     operations.........................       0.15         0.06         0.10        (0.03)
  Net income/(loss).....................       0.15         0.06         0.10        (0.03)
Diluted earnings per share:(9)
  Income/(loss) from continuing
     operations.........................       0.15         0.06         0.10        (0.03)
  Net income/(loss).....................       0.15         0.06         0.10        (0.03)
Average shares:
  Basic.................................     29,035       29,090       29,163       29,175
  Diluted...............................     29,093       29,101       29,178       29,175



                                              1ST          2ND          3RD          4TH
                                          QUARTER(5)   QUARTER(6)   QUARTER(7)   QUARTER(8)
                                          ----------   ----------   ----------   ----------
2007
Gross sales.............................   $ 64,997      $63,081      $54,742      $69,754
Net revenues............................     65,214       62,855       54,614       69,822
Gross profit............................     24,395       23,938       18,521       24,378
(Loss)/income from continuing
  operations............................    (14,443)       2,455       (2,736)       1,213
Net income..............................    205,216        2,274        1,493          265
Basic earnings per share:(9)
(Loss)/income from continuing
  operations............................      (0.51)        0.09        (0.09)        0.04
  Net income............................       7.31         0.08         0.05         0.01
Diluted earnings per share:(9)
  (Loss)/income from continuing
     operations.........................      (0.51)        0.08        (0.09)        0.04
  Net income............................       7.31         0.08         0.05         0.01
Average shares:
  Basic.................................     28,071       28,711       28,934       29,002
  Diluted...............................     28,071       28,949       28,934       29,040


     The sale of the businesses that comprised the Bioproducts and Biopharma segments was completed in February 2007, and accordingly, these businesses are being reported as discontinued operations in all periods presented.

(1) Income from continuing operations include pre-tax charges of $177 within operating expenses for the costs related to strategic alternatives and $634 within operating expenses for restructuring costs.

(2) Income from continuing operations include pre-tax charges of $398 within operating expenses for the costs related to strategic alternatives, $514 within operating expenses for restructuring costs and $597 within operating expenses for the acceleration of equity awards related to the former CEO's retirement.

(3) Income from continuing operations include pre-tax charges of $833 within operating expenses for the costs related to strategic alternatives, $321 within operating expenses for restructuring costs and $35 within operating expenses for the modification of equity awards related to the former CEO's retirement.

(4) Loss from continuing operations include pre-tax charges of $107 within operating expenses for the costs related to strategic alternatives, $3,226 within operating expenses for restructuring costs and $408 within operating expenses related to the former CEO's retirement.

(5) Loss from continuing operations include pre-tax charges of $23,130 within operating expenses for the costs related to strategic alternatives, $1,682 within operating expenses for restructuring costs and $841 within interest expense for the write-off of unamortized debt costs. Discontinued operations include the gain on sale of the businesses that comprised the Bioproducts and Biopharma segments of $232,116.

(6) Income from continuing operations include pre-tax charges of $4,564 within operating expenses for the costs related to strategic alternatives and $1,901 within operating expenses for restructuring costs. Discontinued operations include an adjustment to the gain on sale of the businesses that comprised the Bioproducts and Biopharma segments of $3,491 (primarily for the working capital adjustment) and expense of $4,602 for the Rutherford litigation settlement.

(7) Loss from continuing operations include pre-tax charges of $866 within operating expenses for the costs related to strategic alternatives and $451 within operating expenses for restructuring costs. Discontinued operations include a charge of $69 to the gain on sale of the businesses that comprised the Bioproducts and Biopharma segments businesses and expense of $400 for an adjustment to a reserve at a Rutherford Business site.

(8) Income from continuing operations include pre-tax charges of $2,567 within operating expenses for the costs related to strategic alternatives and $2,039 within operating expenses for restructuring costs. Discontinued operations include a charge of $49 to the gain on sale of the businesses that comprised the Bioproducts and Biopharma segments, expense of $600 for an adjustment to a reserve at a Rutherford Business site and expense of $34 for an adjustment to the Rutherford litigation settlement.

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

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, reported, accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2008. Effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere herein.

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

ITEM 9B  OTHER INFORMATION

     None.

                                    PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the officers of the Company:

NAME                                AGE                     OFFICE
----                                ---                     ------
Steven M. Klosk*.................    51   President, Chief Executive Officer
James G. Farrell.................    42   Vice President and Corporate Controller
Paolo Russolo*...................    64   President, Profarmaco Milano
Gregory P. Sargen*...............    43   Vice President & Chief Financial Officer
F. Michael Zachara*..............    45   Vice President, General Counsel and
                                          Corporate Secretary



   * Executive Officer

     The Company's executive officers are elected by the Board of Directors and serve at the Board's discretion.

     Mr. Klosk joined Cambrex in October 1992 and has served as President & Chief Executive Officer since May 2008. He also became a member of the Board of Directors in May 2008. Mr. Klosk joined the Company as Vice President, Administration. He was appointed Executive Vice President, Administration in October 1996 and was promoted to the position of Executive Vice President, Administration and Chief Operating Officer for the Cambrex Pharma and Biopharmaceutical Business Unit in October 2003. In January 2005, Mr. Klosk assumed direct responsibility for the leadership of the Biopharmaceutical Business Unit as Chief Operating Officer. In August 2006, Mr. Klosk assumed the responsibility of the Pharma business as Executive Vice President and Chief Operating Officer -- Biopharma & Pharma and in February 2007 was appointed to Executive Vice President, Chief Operating Officer & President, Pharmaceutical Products and Services. From 1988 until he joined Cambrex, Mr. Klosk was Vice President, Administration and Corporate Secretary for The Genlyte Group, Inc. From 1985 to 1988, he was Vice President, Administration for Lightolier, Inc., a subsidiary of The Genlyte Group, Inc.

     Mr. Farrell joined Cambrex in September 2005 and has served as Vice President and Corporate Controller since July 2007. Mr. Farrell previously held the position of Corporate Controller. Mr. Farrell was briefly employed during a part of 2008 by PDI, Inc. as Vice President and Corporate Controller/Interim Chief Financial Officer. Mr. Farrell returned to Cambrex in late 2008. From 1994 until 2005, he was with Ingersoll-Rand Company, most recently as Director, Accounting Policy, Procedures and External Reporting. Mr. Farrell was with Ernst & Young from 1988 to 1994, most recently as Audit Manager.

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

     Mr. Zachara joined Cambrex in June 2008 and has served as Vice President, General Counsel and Corporate Secretary since February 2009. Mr. Zachara formerly held the position of Assistant General Counsel and Assistant Corporate Secretary. Previously, he was with Sun Chemical Corporation from 1997 to 2008 as Senior Corporate Attorney, Assistant Secretary and Director of Real Estate. From 1994 to 1997, he was with Brown & Wood LLP, a

New York firm as Associate, Real Estate/Environmental Department. Mr. Zachara has also held positions with Shanley & Fisher, P.C. and James C. Anderson Associates.

ITEM 11  EXECUTIVE COMPENSATION.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The remaining information called for by Part III is hereby incorporated by reference to the information set forth under the captions "Principal Stockholders," "Common Stock Ownership by Directors and Executive Officers," "Board of Directors," "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report on Executive Compensation," "Executive and Other Compensation," "Executive and Other Compensation," "Audit Committee Report" and "Principal Accounting Firm Fees" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders, to be held April 23, 2009, which meeting involves the election of directors, which definitive proxy statement is being filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 15  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) 1. The following consolidated financial statements of the Company are filed as part of this report:


                                    PAGE NUMBER
                                 (IN THIS REPORT)
                                 ----------------
Financial Statements:
  Reports of Independent
     Registered Public
     Accounting Firms.........          36
  Consolidated Balance Sheets
     as of December 31, 2008
     and 2007.................          39
  Consolidated Statements of
     Operations for the Years
     Ended December 31, 2008,
     2007 and 2006............          40
  Consolidated Statements of
     Stockholders' Equity for
     the Years Ended December
     31, 2008, 2007 and 2006..          41
  Consolidated Statements of
     Cash Flows for the Years
     Ended December 31, 2008,
     2007 and 2006............          42
  Notes to Consolidated
     Financial Statements.....          43
  Selected Quarterly Financial
     and Supplementary Data
     (unaudited)..............          78



     (a) 2. (i) The following schedule to the consolidated financial statements of the Company as filed herein and the Report of Independent Registered Public Accounting Firms are filed as part of this report.


                                    PAGE NUMBER
                                 (IN THIS REPORT)
                                 ----------------
Schedule II -- Valuation and
  Qualifying Accounts.........          85



     All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

     (a) 3. The exhibits filed in this report are listed in the Exhibit Index on pages 88 - 91.

                                                                     SCHEDULE II

                               CAMBREX CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
                             (DOLLARS IN THOUSANDS)


                                                             COLUMN C
                                                  -----------------------------
                                                            ADDITIONS
                                       COLUMN B   -----------------------------                COLUMN E
                                      ---------      CHARGED/        CHARGED/                  --------
              COLUMN A                 BALANCE    (CREDITED) TO   (CREDITED) TO    COLUMN D     BALANCE
              --------                BEGINNING      COST AND         OTHER       ----------    END OF
DESCRIPTION                            OF YEAR       EXPENSES        ACCOUNTS     DEDUCTIONS     YEAR
-----------                           ---------   -------------   -------------   ----------   --------
Year ended December 31, 2008:
  Doubtful trade receivables and
     returns and allowances.........   $   560       $    600        $   (41)        $ 14       $ 1,105
  Deferred tax valuation allowance..    64,842          3,762         10,626           --        79,230
Year ended December 31, 2007:
  Doubtful trade receivables and
     returns and allowances.........   $   571       $     55        $    35         $101       $   560
  Deferred tax valuation allowance..    91,403        (21,241)*       (5,320)          --        64,842
Year ended December 31, 2006:
  Doubtful trade receivables and
     returns and allowances.........   $   508       $     53        $    62         $ 52       $   571
  Deferred tax valuation allowance..    82,953         11,804         (3,354)          --        91,403



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

                                                  Date: February 19, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                         DATE
              ---------                                -----                         ----
/s/        STEVEN M. KLOSK               President and Chief Executive                )
                                         Officer
-------------------------------------
           Steven M. Klosk

/s/       GREGORY P. SARGEN              Vice President and Chief                     )
                                         Financial Officer (Principal
-------------------------------------    Financial Officer and Accounting
          Gregory P. Sargen              Officer)

/s/        JOHN R. MILLER*               Chairman of the Board of                     )
                                         Directors
-------------------------------------
            John R. Miller

/s/       DAVID R. BETHUNE*              Director                                     )

-------------------------------------
           David R. Bethune

/s/       ROSINA B. DIXON,*              Director                                     )

-------------------------------------
        Rosina B. Dixon, M.D.

/s/         ROY W. HALEY*                Director                                     )

-------------------------------------
             Roy W. Haley

/s/    KATHRYN RUDIE HARRIGAN,*          Director                                     )

-------------------------------------
     Kathryn Rudie Harrigan, PhD

/s/     LEON J. HENDRIX, JR.*            Director                            ) February 19, 2009

-------------------------------------
         Leon J. Hendrix, Jr.

/s/         ILAN KAUFTHAL*               Director                                     )

-------------------------------------
            Ilan Kaufthal

              SIGNATURE                                TITLE                         DATE
              ---------                                -----                         ----

/s/         WILLIAM KORB*                Director                                     )

-------------------------------------
             William Korb

/s/       PETER G. TOMBROS*              Director                                     )

-------------------------------------
           Peter G. Tombros

*By  /s/     STEVEN M. KLOSK*

     --------------------------------
              Steven M. Klosk
             Attorney-in-Fact


                                  EXHIBIT INDEX


 EXHIBIT NO.                                    DESCRIPTION
 -----------                                    -----------
3.1           --    Restated Certificate of Incorporation of registrant, as
                    amended.(W).
3.2           --    By Laws of registrant, as amended.(W).
4.1           --    Form of Certificate for shares of Common Stock of
                    registrant.(A -- Exhibit 4(a)).
10.1          --    Purchase Agreement dated July 11, 1986, as amended, between the registrant and ASAG, Inc. (A -- Exhibit 10(r)).
10.2          --    Asset Purchase Agreement dated as of June 5, 1989 between
                    Whittaker Corporation and the registrant.(B -- Exhibit 10(a)).
10.3          --    Asset Purchase Agreement dated as of July 1, 1991 between Solvay
                    Animal Health, Inc. and the registrant.(C).
10.4          --    Asset Purchase Agreement dated as of March 31, 1992 between Hexcel
                    Corporation and the registrant.(E).
10.5          --    Stock Purchase Agreement dated as of September 15, 1994 between
                    Akzo Nobel AB, Akzo Nobel NV and the registrant, for the purchase of Nobel Chemicals AB.(H).
10.6          --    Stock Purchase Agreement dated as of September 15, 1994 between
                    Akzo Nobel AB, Akzo Nobel and the registrant, for the purchase of
                    Profarmaco Nobel, S.r.l.(H).
10.7          --    Stock purchase agreement dated as of October 3, 1997 between
                    BioWhittaker and the registrant.(M).
10.8          --    Asset purchase agreement dated as of August 7, 2003 between
                    Rutherford Acquisition Corporation and Cambrex Corporation and The
                    Sellers listed in the asset Purchase agreement.(O).
10.9          --    Credit Agreement dated as of April 6, 2007 between Cambrex
                    Corporation, the subsidiary borrowers party hereto, the subsidiary guarantors party hereto, the lenders party hereto and JP Morgan
                    Chase Bank, N.A., as Administrative Agent.(JJ).
10.10         --    Settlement Agreement and Release and Environmental Escrow
                    Agreement dated July 30, 2007 between Rutherford Chemicals LLC,
                    Vertellus  Specialties Holdings UK Ltd. (formerly Rutherford
                    Chemicals UK Ltd.), Vertellus Specialties UK Ltd. (formerly Seal
                    Sands Chemicals Ltd.), and Vertellus Specialties Holdings Corp.
                    (formerly Rutherford Chemicals Holdings Corp.), and Cambrex
                    Corporation, Nepera, Inc., CasChem Inc., Zeeland Chemicals, Inc.,
                    Nepcam, Inc., and Cambrex Ltd.(X).
10.11         --    Peter E. Thauer Letter Agreement dated December 21, 2007.(LL).
10.12         --    Supplemental Executive Retirement Plan Change of Control
                    Amendment.(MM).
10.13         --    Retention and Enhanced Severance Program.(Y).
10.14         --    2007 Retention Program.(AA).
10.15         --    James A. Mack Compensation Agreement, as amended.(Y)(Z).
10.16         --    1994 Stock Option Plan.(G).
10.17         --    1996 Performance Stock Option Plan.(L).
10.18         --    1998 Performance Stock Option Plan.(N).
10.19         --    2000 Employee Performance Stock Option Plan.(N).
10.20         --    Form of Employment Agreement (amended and restated) between the registrant and its executive officers named in the Revised
                    Schedule of Parties thereto.(BB -- Exhibit 10.20) (as amended (CC)
                    Exhibit 10.20.1).
10.21         --    Revised Schedule of Parties (Exhibit 10.20 hereto).(J).
10.22         --    Cambrex Corporation Savings Plan.(F).
10.23         --    Cambrex Corporation Supplemental Retirement Plan.(I).
10.24         --    Deferred Compensation Plan of Cambrex Corporation (as amended and restated as of March 1, 2001).(BB).
10.25         --    Employment Agreement dated February 6, 2007 between the registrant and Gregory P. Sargen.(KK).
10.26         --    Consulting Agreement dated December 15, 1994 between the
                    registrant and Arthur I. Mendolia.(I).
10.27         --    Consulting Agreement dated December 15, 1994 between the
                    registrant and Cyril C. Baldwin, Jr.(I).
10.28         --    Consulting Agreement dated January 26, 1995 between the registrant and James A. Mack.(I).


--------
See legend on following page

                                  EXHIBIT INDEX

 EXHIBIT NO.                                    DESCRIPTION
 -----------                                    -----------
10.29         --    Additional Retirement Payment Agreement dated December 15, 1994 between the registrant and Arthur I. Mendolia.(I).
10.30         --    Additional Retirement Payment Agreement dated December 15, 1994 between the registrant and Cyril C. Baldwin, Jr.(I).
10.31         --    Additional Retirement Payment Agreement between the registrant and
                    James A. Mack.(I).
10.32         --    Employment Agreement dated February 6, 2007 between the registrant and Paolo Russolo.(KK).
10.33         --    2001 Performance Stock Option Plan.(P).
10.34         --    2003 Performance Stock Option Plan.(P).
10.35         --    2004 Performance Incentive Plan.(Q).
10.36         --    Directors' Common Stock Fee Payment Plan.(Q).
10.37         --    Directors' Compensation Arrangements.(S).
10.38         --    2004 Incentive Plan.(U).
10.39         --    Separation and General Release Agreement.(V).
10.40         --    Registration Rights Agreement dated as of June 6, 1985 between the registrant and the purchasers of its Class D Convertible Preferred stock and 9% Convertible Subordinated Notes due 1997.(A -- Exhibit
                    10(m)).
10.41         --    Administrative Consent Order dated September 16, 1985 of the New
                    Jersey Department of Environmental Protection to Cosan Chemical
                    Corporation.(A - Exhibit 10(q)).
10.42         --    Registration Rights Agreement dated as of June 5, 2006 between the registrant and American Stock Transfer and Trust Company.(K).
10.43         --    Share Purchase Agreement between Cambrex AB and International
                    Chemical Investors II S.A.(CC).
10.44         --    Consulting Agreement dated November 10, 2006 between registrant and Gary L. Mossman.(DD).
10.45         --    Mr. Thomas Bird Bonus Arrangement.(HH).
10.46         --    Stock Purchase Agreement dated October 23, 2006 between Lonza
                    America Inc., Lonza Bioproducts AG, Lonza Sales AG, Lonza Group
                    Limited and Cambrex Corporation and Subsidiaries.(GG -- Exhibit
                    10.1).
10.47         --    Agreement to Lift Sales Restrictions on Certain Vested
                    Options.(EE).
10.48         --    Agreement to Accelerate Vesting of Certain Options.(FF).
10.49         --    Directors' Equity Program.(MM).
10.50         --    Manufacturing Agreement dated as of July 1, 1991 between the registrant and A.L. Laboratories, Inc.(D).
16.1          --    PricewaterhouseCoopers LLP Letter.(II).
21            --    Subsidiaries of registrant.(J).
23.1          --    Consent of BDO Seidman LLP to the incorporation by reference of its report herein in Registration Statement Nos. 333-57404, 333-
                    22017, 33-37791, 33-81780, 33-81782, 333-113612, 333-113613, 333-
                    129473 and 333-136529 on Form S-8 of the registrant.(J).
23.2          --    Consent of PricewaterhouseCoopers LLP to the incorporation by reference of its report herein in Registration Statement Nos. 333-
                    57404, 333-22017, 33-37791, 33-81780, 33-81782, 333-113612, 333-
                    113613, 333-129473 and 333-136529 on Form S-8 of the
                    registrant.(J).
24            --    Powers of Attorney to sign this report.(J).
31.1          --    CEO Certification pursuant to Rule 13a -- 14(a) and Rule
                    15d -- 14(a) of the Securities Exchange Act, as amended.(J).
31.2          --    CFO Certification pursuant to Rule 13a -- 14(a) and Rule
                    15d -- 14(a) of the Securities Exchange Act, as amended.(J).
32.1          --    CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(R).
32.2          --    CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(R).




--------
See legend on following page

                                  EXHIBIT INDEX



(A)   Incorporated by reference to the indicated Exhibit to registrant's
      Registration Statement on Form S-1 (Registration No. 33-16419).
(B) Incorporated by reference to registrant's Annual Report on Form 8-K dated June 5, 1989.
(C) Incorporated by reference to registrant's Current Report on Form 8-K dated July 1, 1991.
(D)   Incorporated by reference to the registrant's Annual Report on Form
      10-K for 1991.
(E)   Incorporated by reference to the registrant's Current Report on Form
      8-K dated April 10, 1992 and Amendment No. 1 to its Current Report.
(F) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81780) dated July 20, 1994.
(G) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81782) dated July 20, 1994.
(H) Incorporated by reference to registrant's Registration Statement on Form 8-K dated October 27, 1994.
(I)   Incorporated by reference to the registrant's Annual Report on Form
      10-K for 1994.
(J)   Filed herewith.
(K) Incorporated by reference to the registrant's Registration Statement on Form 8-A dated May 25, 2006.
(L) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 333-22017) dated February 19, 1997.
(M)   Incorporated by reference to the registrant's Current Report on Form
      8-K dated October 8, 1997.
(N) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 333-57404) dated March 22, 2001.
(O)   Incorporated by reference to the registrant's Current Report on Form
      8-K dated November 10, 2003.
(P) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 333-113612) dated March 15, 2004.
(Q) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 333-113613) dated March 15, 2004.
(R)   Furnished herewith.
(S)   Incorporated by reference to the registrant's Current Report on Form
      8-K dated June 6, 2005.
(T)   Incorporated by reference to the registrant's Current Report on Form
      8-K filed October 13, 2005.
(U) Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 333-129473) dated November 4, 2005.
(V)   Incorporated by reference to the registrant's Current Report on Form
      8-K dated January 4, 2006.
(W)   Incorporated by reference to registrant's Quarterly Report on Form 10-
      Q for the period ending March 31, 2007.
(X)   Incorporated by reference to registrant's Quarterly Report on Form 10-
      Q for the period ending September 30, 2007.
(Y)   Incorporated by reference to Item 1.01 registrant's Current Report on
      Form 8-K dated February 7, 2006.
(Z)   Incorporated by reference to Item 5.02(e)(1) to registrant's Current
      Report on Form 8-K dated February 9, 2007.
(AA)  Incorporated by reference to Item 5.02(e) to registrant's Current
      Report on Form 8-K dated December 22, 2006.
(BB) Incorporated by reference to registrant's Annual Report on Form 10-K for year end 2005 filed May 26, 2006.
(CC)  Incorporated by reference to registrant's Quarterly Report on Form 10-
      Q for the period ending September 30, 2006.
(DD) Incorporated by reference to registrant's Current Report on Form 8-K dated November 15, 2006.
(EE) Incorporated by reference to registrant's Current Report on Form 8-K dated November 7, 2006.
(FF) Incorporated by reference to registrant's Current Report on Form 8-K dated June 7, 2005.

                                  EXHIBIT INDEX

(GG) Incorporated by reference to registrant's Current Report on Form 8-K filed October 24, 2006.
(HH) Incorporated by reference to registrant's Current Report on Form 8-K filed November 1, 2006.
(II) Incorporated by reference to registrant's Current Report on Form 8-K filed March 21, 2007.
(JJ) Incorporated by reference to registrant's Current Report on Form 8-K filed April 11, 2007.
(KK) Incorporated by reference to registrant's Annual Report on Form 10-K for year end 2006 filed on March 15, 2007.
(LL) Incorporated by reference to registrant's Annual Report on Form 10-K for year end 2007 filed February 27, 2008.
(MM)  Incorporated by reference to registrant's Quarterly Report on Form 10-
      Q for the period ending June 30, 2008.