Form 10-Q
period 2009-03-31
CAMBREX CORP
filed 2009-05-06
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2009

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to _____________
Commission file number 1-10638

CAMBREX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-2476135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒.   No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐.   No ☒.

As of April 28, 2009, there were 29,221,881 shares outstanding of the registrant’s Common Stock, $.10 par value.

CAMBREX CORPORATION AND SUBSIDIARIES

Form 10-Q

For The Quarter Ended March 31, 2009

Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
 (in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,717	$32,540
Trade receivables, net	37,249	36,685
Inventories, net	60,508	61,133
Prepaid expenses and other current assets	9,093	8,798
Total current assets	138,567	139,156

Property, plant and equipment, net	153,735	161,500
Goodwill	34,145	35,374
Other non-current assets	4,352	5,042

Total assets	$330,799	$341,072
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,625	$19,700
Accrued expense and other current liabilities	37,735	45,080
Total current liabilities	57,360	64,780

Long-term debt	127,000	123,800
Deferred income tax	15,414	16,138
Accrued pension and postretirement benefits	42,727	44,165
Other non-current liabilities	16,144	17,403
Total liabilities	258,645	266,286

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 31,406,778 shares at respective dates	3,140	3,140
Additional paid-in capital	99,986	99,881
Retained earnings	16,698	11,960
Treasury stock, at cost, 2,193,115 and 2,224,613 shares at respective dates	(18,721)	(19,014)
Accumulated other comprehensive loss	(28,949)	(21,181)

Total stockholders' equity	72,154	74,786

Total liabilities and stockholders' equity	$330,799	$341,072

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(in thousands, except per-share data)

	Three months ended
	March 31,
	2009	2008

Gross sales	$60,000	$61,706
Allowances and rebates	333	391
Net sales	59,667	61,315

Other revenues	1,365	(325)
Net revenues	61,032	60,990

Cost of goods sold	41,899	39,061
Gross profit	19,133	21,929

Operating expenses:
Selling, general and administrative expenses	9,048	11,334
Research and development expenses	1,737	2,256
Restructuring expenses	-	634
Strategic alternative costs	-	177
Total operating expenses	10,785	14,401

Operating profit	8,348	7,528

Other expenses/(income):
Interest expense, net	1,157	706
Other income, net	(67)	(125)
Income before income taxes	7,258	6,947

Provision for income taxes	2,520	2,701

Net income	$4,738	$4,246
Earnings per share of common stock:
Basic	$0.16	$0.15
Diluted	$0.16	$0.15

Weighted average shares outstanding:
Basic	29,200	29,035
Effect of dilutive stock based compensation	3	58
Diluted	29,203	29,093

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$4,738	$4,246
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	4,686	5,149
Increase in inventory reserve	2,446	780
Stock based compensation included in net income	373	311
Other	120	560
Changes in assets and liabilities:
Trade receivables	(1,353)	5,204
Inventories	(3,826)	(10,999)
Prepaid expenses and other current assets	(1,145)	(2,262)
Accounts payable and other current liabilities	(7,210)	(11,921)
Other non-current assets and liabilities	(444)	(2,680)
Net cash used in operating activities	(1,615)	(11,612)

Cash flows from investing activities:
Capital expenditures	(1,002)	(5,176)
Acquisition of business, net of cash	-	(1,216)
Other investing activities	-	(14)
Net cash used in investing activities	(1,002)	(6,406)

Cash flows from financing activities:
Long-term debt activity (including current portion):
Borrowings	14,300	23,200
Repayments	(11,113)	(5,205)
Other financing activities	(25)	(44)
Net cash provided by financing activities	3,162	17,951
Effect of exchange rate changes on cash and cash equivalents	(1,368)	1,580

Net (decrease)/increase in cash and cash equivalents	(823)	1,513

Cash and cash equivalents at beginning of period	32,540	38,488

Cash and cash equivalents at end of period	$31,717	$40,001

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share data)

(1)	Basis of Presentation

Unless otherwise indicated by the context, "Cambrex" or the "Company" means Cambrex Corporation and subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared from the records of the Company.  In the opinion of management, the financial statements include all adjustments, which are of a normal and recurring nature, except as otherwise described herein, and are necessary for a fair statement of financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”).  These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2008.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full year.

(2)	Impact of Recently Issued Accounting Pronouncements

Fair Value Measurements

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157 “Fair Value Measurements” related to nonfinancial assets and nonfinancial liabilities effective January 1, 2009.  This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value.   The standard does not expand the use of fair value to any new circumstances.  The effect of adopting this pronouncement did not have a material impact on the Company’s financial position or results of operations.

Amendment of FAS 133

The Company adopted FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”) effective January 1, 2009.  This statement requires enhanced disclosures about derivative and hedging activities and thereby improves the transparency of financial reporting.  FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The effect of adopting this pronouncement did not have an impact on the Company’s financial position or results of operations.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”).  This statement provides guidance on additional disclosures about plan assets of a defined benefit pension or other postretirement plan.  This statement is effective for fiscal years ending after December 15, 2009.  Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the disclosure requirements of this new statement.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(3)	Stock Based Compensation

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for stock options granted to employees during the three months ended March 31, 2009 was $1.55.  For the three months ended March 31, 2009 and 2008, the Company recorded $154 and $103, respectively, in selling, general and administrative expenses for stock options.  The $103 recorded in the first quarter 2008 includes $27 recorded in strategic alternative costs as a result of a modification to previous stock option awards related to a special dividend declared in 2007.  As of March 31, 2009, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $1,637.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 3.3 years.

For the three months ended March 31, 2009 and 2008, the Company recorded $202 and $208, respectively, in selling, general and administrative expenses for restricted stock awards.  As of March 31, 2009 the total compensation cost related to unvested restricted stock granted, but not yet recognized was $757.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.1 years.

The following table is a summary of the Company’s stock option activity issued to employees and related information:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2009	1,590,869	$14.07
Granted	20,000	$4.17
Exercised	-	-
Forfeited or expired	(2,000)	$12.97
Outstanding at March 31, 2009	1,608,869	$13.27

Exercisable at March 31, 2009	755,425	$22.02

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(3)	Stock Based Compensation (continued)

A summary of the Company’s nonvested stock options and restricted stock as of March 31, 2009 and changes during the three months ended March 31, 2009, are presented below:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2009	833,819	$5.55	143,327	$13.38
Granted	20,000	$4.17	16,182	$2.23
Vested during period	(375)	$7.71	(31,753)	$12.31
Forfeited	-	-	-	-
Nonvested at March 31, 2009	853,444	$5.51	127,756	$12.24

(4)	Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2009, are as follows:

Balance as of January 1, 2009	$35,374
Translation effect	(1,229)
Balance as of March 31, 2009	$34,145

(5)	Income Taxes

The Company recorded tax expense of $2,520 and $2,701 in the three months ended March 31, 2009 and 2008, respectively.  This change is due to differences in the geographic mix of pre-tax earnings and the enactment of reduced tax rates in Sweden.

The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized.  As such, improvements in pre-tax income in the future, within these jurisdictions where the Company maintains a valuation allowance, may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

As of January 1, 2009 the Company had approximately $1,697 of unrecognized tax benefits, excluding gross interest and penalties.  During the three months ended March 31, 2009, the Company increased its unrecognized tax benefits by $24 for current year positions, which is offset by a decrease in unrecognized tax benefits of $12, due to foreign currency translation.  Of the $12, the current period’s provision includes no benefit.  Of the total balance of unrecognized tax benefits at March 31, 2009 $1,003, if recognized, would affect the effective tax rate.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(5)	Income Taxes (continued)

In the next twelve months the Company may decrease the reserve for unrecognized tax benefits for intercompany transactions by approximately $250 mainly due to the expiration of a statute of limitation period.  This item would impact the income tax provision.

In September 2008 the Company was selected for a random IRS examination for tax year 2006.  The examination is in process and no adjustments have been proposed to date.  Tax years 2005 and 2007 remain open to examination within the U.S.  The Company is also subject to exams in its significant non-U.S. jurisdictions for 2004 and 2007 forward.

The Company is also subject to audits in various states for various years in which it has filed income tax returns.  In March 2009 New Jersey commenced an examination of the Company’s open tax years.  Recently finalized state audits resulted in immaterial adjustments.  Open years for the majority of states where the Company files are 2005 and forward.

(6)	Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories at March 31, 2009 and December 31, 2008 consist of the following:

	March 31,	December 31,
	2009	2008

Finished goods	$21,782	$24,657
Work in process	22,130	22,372
Raw materials	13,272	10,688
Supplies	3,324	3,416
Total	$60,508	$61,133

(7)	Strategic Alternative Costs and Restructuring Expenses

Strategic Alternative Costs

Strategic alternative costs include expenses that the Company has incurred related to the decision to sell the businesses that comprised the Bioproducts and Biopharma segments in February 2007 and costs associated with a project to streamline the Company’s legal structure.  These costs are not considered part of either the restructuring program or discontinued operations under current accounting guidance.

Strategic alternative costs for the three months ended March 31, 2008 were $177, primarily consisting of costs associated with the project to streamline the Company’s legal structure, change-in-control benefits, and costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the divestiture discussed above.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(7)	Strategic Alternative Costs and Restructuring Expenses (continued)

Restructuring Expenses

Corporate Office Restructuring

During 2007, the Company announced a plan to eliminate certain employee positions at the corporate office upon completion of the sale of the businesses that comprised the Bioproducts and Biopharma segments.  This plan included certain one-time benefits for terminated employees.  Costs related to this plan are recorded as restructuring expenses in the income statement.  For the three months ended March 31, 2008, the Company recognized expense of $73.

Consolidation of Domestic Research and Development Activities

In December 2007, the Company consolidated its United States research and development (“R&D”) activities and small scale active pharmaceutical ingredient (“API”) production with its facility in Charles City, Iowa.  The restructuring reserve at December 31, 2008 consisted of the remaining lease payments and related costs under the Company’s current operating lease at the New Jersey R&D facility.  Costs related to this plan are recorded as restructuring expenses on the income statement.  The operating lease expires in December 2010.  Costs related to this consolidation are recorded as restructuring expenses on the income statement.  For the three months ended March 31, 2008 an additional charge of $561 was recognized consisting of rent and related costs.

The following table reflects the activity related to the restructuring reserves through March 31, 2009:

	December 31, 2008	2009 Activity		March 31, 2009
	Reserve		Cash	Reserve
	Balance	Expense	Payments	Balance

Employee termination costs	$462	$-	$(259)	$203
Lease payments and related costs	3,021	-	(416)	2,605
	$3,483	$-	$(675)	$2,808

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(8)	Derivatives and Hedging Activities

In March of 2008, the FASB issued FAS 161. FAS 161 requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. The Company adopted FAS 161 during the quarter ended March 31, 2009.

The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign exchange rates and interest rates.  These fluctuations can increase the costs of financing, investing and operating the business.  The Company uses derivative financial instruments to reduce these exposures to market risks resulting from fluctuations in interest rates and foreign exchange rates.

By nature, all financial instruments involve market and credit risks.  The Company is exposed to credit losses in the event of nonperformance by the counterparties to the contracts.  While there can be no assurance, the Company does not anticipate non-performance by these counterparties.

Foreign Currency Forward Contracts

The Company's policy is to enter into forward exchange contracts to hedge forecasted cash flows associated with foreign currency transaction exposures which are accounted for as cash flow hedges, as deemed appropriate.  This hedging strategy mitigates the impact of short-term foreign exchange rate movements on the Company's operating results primarily in Sweden and Italy.  The Company's primary market risk relates to exposures to foreign currency exchange rate fluctuations on transactions entered into by these international operations that are denominated primarily in U.S. dollars, Swedish krona, and Euros.  As a matter of policy, the Company does not hedge to protect the translated results of foreign operations.

The Company's forward exchange contracts substantially offset gains and losses on the transactions being hedged.  The forward exchange contracts have varying maturities with none exceeding twelve months.  The Company makes net settlements for forward exchange contracts at maturity, based upon negotiated rates at inception of the contracts.

All forward contracts outstanding at March 31, 2009 have been designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives are not included in earnings but are included in accumulated other comprehensive (loss)/income (“AOCI”).  Changes in the fair value of the derivative instruments reported in AOCI will be reclassified into earnings as a component of product revenue or expense, as applicable, when the forecasted transaction occurs.  The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company's financial results.

The notional amounts of foreign exchange forward contracts were $16,422 and $20,568 at March 31, 2009 and December 31, 2008, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(8)	Derivatives and Hedging Activities (continued)

The following table summarizes the fair value and balance sheet accounts where the Company’s forward exchange contracts designated as hedging instruments are recorded as of March 31, 2009:

Balance Sheet Account	Fair Value

Other current assets	$88
Other current liabilities	$1,041

The Company recognized a pre-tax loss in other comprehensive income from foreign exchange contracts of $275 for the three months ended March 31, 2009.  The Company reclassified a pre-tax gain of $180 from AOCI into other revenue related to foreign exchange contracts for the three months ended March 31, 2009.  Assuming current market conditions continue, the entire amount recorded in AOCI is expected to be reclassed into other revenue within the next 12 months to reflect the fixed prices obtained from the forward contracts.

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt.  The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts.

All swap contracts outstanding at March 31, 2009 have been designated as cash flow hedges and, accordingly, changes in the fair value of derivatives are recorded each period in AOCI.  Changes in the fair value of the derivative instruments reported in AOCI will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company's financial results.

As of March 31, 2009, the Company had three interest rate swaps in place with an aggregate notional value of $60,000, at an average fixed rate of 4.48%, and with maturity dates of October 2010.  The Company’s strategy has been to cover a portion of its outstanding bank debt with interest rate protection.  At March 31, 2009, the coverage was approximately 47% of the Company’s variable interest rate debt.  At March 31, 2009 the Company had variable debt of $127,000, of which $60,000 is fixed by interest rate swaps.  Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions.  The fair value of these agreements was based on quoted market prices and was in a loss position of $3,390 at March 31, 2009.  This loss is reflected in the balance sheet under the caption “Accrued expenses and other current liabilities.”

The Company increased other comprehensive income $150 related to interest rate swaps for the three months ended March 31, 2009.  The Company reclassified a pre-tax loss of $605 from AOCI into interest expense related to interest rate swaps for the three months ended March 31, 2009.  Assuming current market conditions continue, approximately $2,154 is expected to be reclassed out of AOCI into interest expense within the next 12 months.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(9)	Comprehensive (Loss)/Income

The following table shows the components of comprehensive (loss)/income for the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2009	2008

Net income	$4,738	$4,246
Foreign currency translation	(8,217)	13,809
Unrealized gain/(loss) on hedging contracts, net of tax	181	(1,768)
Pension, net of tax	268	132
Total	$(3,030)	$16,419

(10)	Retirement Plans and Other Postretirement Benefits

Domestic Pension Plans

The components of net periodic pension cost for the Company’s domestic plans for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended
	March 31,
	2009	2008

Components of net periodic benefit cost
Interest cost	$857	$878
Expected return on plan assets	(731)	(1,021)
Amortization of prior service costs	109	109
Recognized actuarial loss	136	24
Net periodic benefit cost	$371	$(10)

The Company has a Supplemental Executive Retirement Plan for key executives.  This plan is non-qualified and unfunded.  Net periodic benefit costs for the three months ended March 31, 2009 and 2008 were $84 and $77, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(10)	Retirement Plans and Other Postretirement Benefits (continued)

International Pension Plan

The components of net periodic pension cost for the Company’s international plan for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended
	March 31,
	2009	2008

Components of net periodic benefit cost
Service cost	$121	$137
Interest cost	170	218
Recognized actuarial loss	30	33
Amortization of prior service credit	(1)	(2)
Net periodic benefit cost	$320	$386

Other Postretirement Benefits

Cambrex provides certain postretirement health and life insurance benefits to all eligible retired employees.  Such plans are self-insured and are not funded.  The net periodic benefit cost for the three months ended March 31, 2009 and 2008 was $8.

(11)	Contingencies

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.  The Company continually assesses all known facts and circumstances as they pertain to all legal and environmental matters and evaluates the need for reserves and disclosures as deemed necessary based on these facts and circumstances.  These matters, either individually or in the aggregate, could have a material adverse effect on the Company's financial condition, operating results and cash flows in a future reporting period.

Environmental

In connection with laws and regulations pertaining to the protection of the environment, the Company and its subsidiaries are a party to several environmental proceedings and remediation investigations and cleanups and, along with other companies, have been named potentially responsible parties (“PRP”) for certain waste disposal sites ("Superfund sites").  Additionally, the Company has retained the liability for certain environmental proceedings, associated with the sale of the Rutherford Chemicals business.

Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company.  The resolution of such matters often spans several years and frequently involves regulatory oversight or adjudication.  Additionally, many remediation requirements are not fixed and are likely to be affected by future technological, site, and regulatory developments.  Consequently, the ultimate liability with respect to such matters, as well as the timing of cash disbursements cannot be determined with certainty.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(11)	Contingencies (continued)

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites.  These accruals were $5,995 and $6,226 at March 31, 2009 and December 31, 2008, respectively.  The decrease in the accrual includes payments of $161 and the impact of currency of $70.  Based upon available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where full remediation costs may not be estimable at the reporting date.

CasChem

As a result of the sale of the Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company submitted a sampling plan to the New Jersey Department of Environmental Protection (“NJDEP”) and is awaiting approval.  The results of the completed and proposed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs, if any.

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and proposed remedial action plan to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP requested additional investigative work at the site and that work is on-going.  Based on the proposed remedial action plan, as of March 31, 2009, the reserve was $1,237.  The results of the additional investigation may impact the remediation plan and costs.

Additionally, the Company has recorded a liability of $928 for the Cosan Carlstadt, New Jersey site based on the investigations completed to date and the proposed Remedial Action Work Plan (“RAW”) submitted to the NJDEP for their approval.  The NJDEP subsequently rejected the RAW and required the Company to perform additional investigative work prior to approval of a new RAW.  The results of this additional investigative work may impact the RAW and increase the liability.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former operating subsidiaries of the Company are considered PRPs at the Berry’s Creek Superfund Site in New Jersey.  The operating companies are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek Site.  The Company has joined the group of PRPs and filed a response to the USEPA agreeing to jointly negotiate to conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek Site.  The PRPs have engaged consultants to evaluate investigation and remedial alternatives and develop a method to allocate related costs among the PRPs.  As of March 31, 2009 the Company’s reserve was $366 to cover the initial phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is expected to take several years and at this time it is too early to predict the extent of any additional liabilities.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(11)	Contingencies (continued)

Nepera, Inc. – Maybrook and Harriman Sites

Nepera, Inc. (“Nepera”) is named a PRP of the Maybrook Site in Hamptonburgh, New York by the USEPA in connection with the disposition, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986.  The USEPA also issued the Company a Notice of Potential Liability and the Company signed a Consent Decree to complete the Record of Decision (“ROD”) and has provided the USEPA with appropriate financial assurance, including a letter of credit to guarantee the obligation under the Consent Decree.

Nepera is also named a responsible party of the Harriman, New York production facility by the New York State Department of Environmental Conservation.  A final ROD was issued which describes the remediation plan for the site.  Implementation of the ROD is on-going.

As of March 31, 2009, the reserve recorded on the books was $1,200 and represents the Company’s best estimate to complete both RODs.

Solvent Recoveries Superfund Site

A subsidiary of the Company is one of approximately 1,300 PRPs at a Superfund site (“the Site”) in Southington, Connecticut, once operated by Solvent Recoveries, Inc.  The PRP group has completed a Remedial Investigation/Feasibility Study and the USEPA has proposed remediation of the Site.  In 2008, the Company agreed to enter into a consent decree and settlement with the other PRPs and the USEPA whereby the Company agreed to pay a settlement amount of $353 with an initial payment of $106 and the remaining $247 to be paid in installments over time as the remediation proceeds.  The Company has reserved for the unpaid portion of the settlement and has entered into a letter of credit to guarantee the payment obligation under the settlement.

Newark Bay Complex Litigation

CasChem and Cosan have been named as two of several hundred third-party defendants in a third-party complaint filed in February 2009, by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”).  The original plaintiffs include the NJDEP, the Commissioner of the NJDEP and the Administrator of the New Jersey Spill Compensation Fund, which originally filed suit in 2005 against Maxus, Tierra and other defendants seeking recovery of cleanup and removal costs for alleged discharges of dioxin and other hazardous substances into the Passaic River, Newark Bay, Hackensack River, Arthur Kill, Kill Van Kull and adjacent waters (the “Newark Bay Complex”).  Maxus and Tierra are now seeking contribution from third-party defendants, including subsidiaries of the Company, for cleanup and removal costs for which each may be held liable in the lawsuit. Maxus and Tierra also seek recovery for cleanup and removal costs, that each has incurred or will incur relating to the Newark Bay Complex.  The Company expects to vigorously defend against the lawsuit. At this time it is too early to predict whether the Company will have any liability in this matter.

The Company is involved in other environmental matters where the range of liability is not reasonably estimable at this time and it is not determinable when information will become available to provide a basis for adjusting or recording an accrual, should an accrual ultimately be required.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(11)	Contingencies (continued)

Litigation and Other Matters

Lorazepam and Clorazepate

In 1998 the Company and a subsidiary were named as defendants (along with Mylan Laboratories, Inc. (“Mylan”) and Gyma Laboratories of America, Inc. (“Gyma”)) in a proceeding instituted by the Federal Trade Commission (“FTC”) in the United States District Court for the District of Columbia (the “District Court”).  Suits were also commenced by several State Attorneys’ General and class action complaints by private plaintiffs in various state courts.  The suits alleged violations of the Federal Trade Commission Act arising from exclusive license agreements between the Company and Mylan covering two APIs (Lorazepam and Clorazepate).  The FTC and Attorneys’ General suits were settled in February 2001.

All cases have been resolved except for one brought by four health care insurers. In 2008 the District Court, in this remaining case, entered judgment after trial against Mylan, Gyma and Cambrex in the amount of $8,355, payable jointly and severally, and also a punitive damage award against each defendant in the amount of $16,709.  In addition, the District Court ruled that the defendants were also subject to a total of approximately $7,000 in prejudgment interest.  The parties will appeal the awards.

Cambrex paid $12,415 in exchange for a release from Mylan and full indemnity in 2003 against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter.  Cambrex expects any payment of the judgment against it to be made by Mylan under the indemnity described above.

Baltimore Litigation

In 2001, the Company acquired a biopharmaceutical manufacturing business in Baltimore (the “Baltimore Business”).  The sellers of the Baltimore Business (“Sellers”) filed suit against the Company alleging that the Company made false representations during the negotiations on which the sellers relied in deciding to sell the business and that the Company breached its obligation to pay additional consideration as provided in the purchase agreement which was contingent on the performance of the Baltimore Business.

In 2007 the United States District Court, Southern District of New York, granted the Company’s pending Motion for Summary Judgment in the Baltimore Litigation.  The Sellers filed a notice of appeal and in March 2009 the United States Court of Appeals affirmed the lower court's grant of summary judgment dismissing all of the Seller’s claims.

Other

In addition to the matters identified above, the Company is a plaintiff in a lawsuit alleging certain breaches by a counterparty to an asset purchase agreement. The suit may result in a settlement or award by the court in favor of the Company. At this time, however, no estimate can be made as to the time or the amount, if any, of ultimate recovery.

The Company has commitments incident to the ordinary course of business including corporate guarantees of certain subsidiary obligations to the Company’s lenders related to financial assurance obligations under certain environmental laws for remediation; closure and third party liability requirements of certain of its subsidiaries and a former operating location; contract provisions for indemnification protecting its customers and suppliers against third party liability for manufacture and sale of Company products that fail to meet product warranties and contract provisions for indemnification protecting licensees against intellectual property infringement related to licensed Company technology or processes.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(11)	Contingencies (continued)

Additionally, as permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that covers a portion of any potential exposure.  The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of March 31, 2009.

Cambrex's subsidiaries are party to a number of other proceedings that are not considered material at this time.

CAMBREX CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share data)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following significant events occurred during the first quarter of 2009:

•	Sales decreased 2.8% on a reported basis compared to first quarter 2008. Sales, excluding currency impact, increased 8.7%, or $5.3 million.
•	Gross margins decreased on a reported basis to 31.9% from 35.5% in the first quarter of 2008. Gross margin, excluding currency impact, decreased to 25.9% versus 35.5% in the first quarter 2008.
•	Selling, general and administrative expenses decreased to 15.1% of sales from 18.4% of sales in the first quarter 2008.

Results of Operations

Comparison of First Quarter 2009 versus First Quarter 2008

Gross sales in the first quarter 2009 of $60,000 were $1,706 or 2.8% below the first quarter 2008.  Gross sales were unfavorably impacted 11.5% due to exchange rates reflecting a stronger U.S. dollar.  Excluding the currency impact, sales increased 8.7%.  The increase is primarily due to higher volumes of a gastro-intestinal and a neurological active pharmaceutical ingredient (“API”), higher volumes of controlled substances and slightly higher custom development revenues partially offset by lower sales of generic APIs.

The following table reflects sales by geographic area for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008

North America	$22,017	$21,286
Europe	33,491	34,736
Asia	2,521	3,571
Other	1,971	2,113
Total Gross Sales	$60,000	$61,706

Gross margins decreased to 31.9% in the first quarter 2009 from 35.5% in the first quarter 2008.  Lower production levels and the accompanying lower absorption compared to the prior year’s first quarter, along with slightly higher production costs were the main drivers of the lower margins.  Gross margins were favorably impacted 6.0% due to foreign currency exchange.

Selling, general and administrative expenses of $9,048 or 15.1% of gross sales in the first quarter 2009 decreased from $11,334, or 18.4% in the first quarter 2008. The decrease in expense is due mainly to lower costs as a result of the restructuring of the corporate office, cost savings at the operating sites and a favorable impact from foreign currency.

Research and development (“R&D”) expenses of $1,737 were 2.9% of gross sales in the first quarter 2009, compared to $2,256 or 3.7% of gross sales in the first quarter 2008.  The decrease is primarily due to the increased utilization of certain R&D personnel on revenue-generating custom development projects resulting in these costs being classified as either inventory or cost of goods sold.  The Company’s consolidation of its New Jersey technical center with its R&D operations in Iowa also contributed to lower costs.

Results of Operations (continued)

Comparison of First Quarter 2009 versus First Quarter 2008 (continued)

Restructuring expenses for the first quarter 2008 were $634, consisting of rent and related costs at the New Jersey R&D facility and costs associated with the restructuring of the Corporate office.

Strategic alternative costs for the first quarter 2008 were $177, consisting of costs associated with a project to streamline the Company’s legal structure, change-in-control benefits and costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the 2007 divestiture of the businesses that comprised the Bioproducts and Biopharma segments.

Operating profit in the first quarter of 2009 was $8,348 compared to $7,528 in the first quarter 2008.  The results reflect a favorable impact due to foreign currency and lower operating expenses at the corporate office and operating sites partially offset by lower gross margins as discussed above.

Net interest expense was $1,157 in the first quarter 2009 compared to $706 in the first quarter 2008.  The change is due primarily to capitalized interest of $234 versus $604 in the first quarters of 2009 and 2008, respectively.  First quarter 2009 results reflect lower interest rates partially offset by higher average debt compared to the first quarter 2008.  Interest income was $236 lower in the first quarter 2009 compared to the same period last year as a result of higher cash balances during the first quarter 2008.  The average interest rate on debt was 4.1% in the first quarter 2009 versus 5.3% in the first quarter 2008.

The effective tax rate for the first quarter 2009 was 34.7% compared to 38.9% in the first quarter 2008. The tax provision in the first quarter 2009 was $2,520 compared to $2,701 in the first quarter 2008.  The decline is due to changes in the geographic mix of pre-tax earnings and the enactment of reduced tax rates in Sweden.  The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized.  As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

Net income in the first quarter 2009 was $4,738, or $0.16 per diluted share, versus $4,246, or $0.15, per diluted share in the same period a year ago.

Liquidity and Capital Resources

Cash and cash equivalents decreased $823 in the first three months of 2009.   During the first three months of 2009, cash used in operations was $1,615 versus $11,612 in the same period a year ago.  The reduction in cash outflows in the first three months of 2009 versus the first three months of 2008 is due primarily to the pay down of several year end 2007 accruals in the first quarter 2008, including higher change in control payments and a legal settlement.  Higher production levels in the first three months of 2008 compared to the first three months of 2009 also reduced cash outflows comparatively.

Cash flows in the first three months of 2009 related to capital expenditures were $1,002 compared to $5,176 in 2008.  The majority of the funds in 2009 were used for a new mid-scale Pharma manufacturing facility in Karlskoga, Sweden which was substantially completed as of March 31, 2009, and capital improvements to existing facilities.  The majority of the funds in 2008 were used for the new mid-scale Pharma manufacturing facility in Karlskoga, Sweden, an API purification facility in Milan, Italy and capital improvements to existing facilities.

Results of Operations (continued)

Liquidity and Capital Resources (continued)

Cash flows provided by financing activities in the first three months of 2009 and 2008 of $3,162 and $17,951, respectively, primarily represent net borrowings used for domestic operations, capital expenditures and payments related to certain accruals.

Many of Cambrex’s contracts are short-term in duration.  As a result, the Company must continually replace its contracts with new contracts to sustain its revenue.  In addition, certain of the Company’s long-term contracts may be cancelled or delayed by clients for any reason upon notice.  The Company currently has a long-term sales contract that accounts for approximately 10% of annual sales that is scheduled to expire at the end of 2013.  There is no guarantee that this contract will be renewed.  The Company also has a contract for certain drug delivery products that accounted for nearly 4% of annual sales in 2008 that expires in September of 2009.  The Company has recently received notification that its customer has filed an objection to the Company’s patent in the European Union related to the products sold under this contract. The customer is also seeking a patent for a competing product in certain jurisdictions including the European Union. The Company currently believes it has enforceable intellectual property rights and it intends to enforce these rights. While the outcome of these actions is uncertain, should the customer’s objection or patent application be successful, it would unfavorably impact contract renewal negotiations including, among other things, terms related to sales volumes and pricing compared to the existing contract.

The Company believes that cash flows from operations along with funds available from a revolving line of credit will be adequate to meet the operational and debt servicing needs of the Company, but no assurances can be given that this will continue to be the case, especially in light of the recent unprecedented volatility in worldwide credit markets.  The Company was in compliance with all financial covenants at March 31, 2009.

Impact of Recent Accounting Pronouncements

Fair Value Measurements

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157 “Fair Value Measurements” related to nonfinancial assets and nonfinancial liabilities effective January 1, 2009.  This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value.   The standard does not expand the use of fair value to any new circumstances.  The effect of adopting this pronouncement did not have a material impact on the Company’s financial position or results of operations.

Amendment of FAS 133

The Company adopted FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”) effective January 1, 2009.  This statement requires enhanced disclosures about derivative and hedging activities and thereby improves the transparency of financial reporting.  FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The effect of adopting this pronouncement did not have an impact on the Company’s financial position or results of operations.

Impact of Recent Accounting Pronouncements (continued)

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”).  This statement provides guidance on additional disclosures about plan assets of a defined benefit pension or other postretirement plan.  This statement is effective for fiscal years ending after December 15, 2009.  Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the disclosure requirements of this new statement.

Forward-Looking Statements

This document may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under The Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities.  These statements may be identified by the fact that they use words such as “expects,” “anticipates,” “intends,” “estimates,” “believes” or similar expressions in connection with any discussion of future financial and operating performance.  Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including, but not limited to, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation disclosed in the Company’s public filings, the Company’s ability to satisfy the continued listing standards of the New York Stock Exchange, changes in foreign exchange rates,  uncollectible receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the Company’s ability to receive regulatory approvals for its products and other factors described in Item 1A “Risk Factors” within this Form 10-Q.  Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.  New factors emerge from time to time and it is not possible for the Company to predict which will arise.  In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

For further details and a discussion of these and other risks and uncertainties, investors are cautioned to review the Cambrex 2008 Annual Report on Form 10-K, including the Forward-Looking Statement section therein, and other filings with the U.S. Securities and Exchange Commission.  The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first three months of 2009.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Disclosure controls include components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.

We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.  The Company’s management has concluded that the financial statements included in this Form 10-Q are a fair presentation in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended March 31, 2009.

PART II - OTHER INFORMATION

CAMBREX CORPORATION AND SUBSIDIARIES

Item 1.	Legal Proceedings

See the discussion under Part I, Item 1, Note 11 to the Consolidated Financial Statements.

Item 1A.	Risk Factors

Factors That May Affect Future Results

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered.  If any of the following risks occur, the Company’s business, financial condition, operating results and cash flows could be materially adversely affected.  The risks and uncertainties described below are not the only ones the Company faces.  Additionally, risks and uncertainties not presently known to the Company or that it currently deems immaterial also may impair its business, financial condition, operating results and cash flows in the future.

Risks Relating to Cambrex’s Business

Companies may discontinue or decrease their usage of Cambrex’s services.

The Company has observed increasing pressure on the part of its customers to reduce spending, including the use of its services and products, as a result of negative macro-economic trends and various market dynamics specifically affecting the pharmaceutical industry.  These customers could discontinue or decrease their usage of Cambrex’s services and products, including as a result of the global economic slowdown.

New technologies, competition or a reduction in demand for Cambrex’s products could reduce sales.

The markets for the Company’s products are competitive and price sensitive.  The Company’s competitors may lower prices on products in the future and the Company may, in certain cases, respond by lowering its prices.  Conversely, failure to anticipate and respond to price competition may hurt Cambrex’s market share. Some of the Company’s competitors also have significant financial, operational, sales and marketing resources, and experience in research and development (“R&D”) which may reduce the Company’s level of business.  Companies may develop new technologies that would compete with the Company’s products or render its products obsolete.  Several of Cambrex’s customers, especially those that buy its generic active pharmaceutical ingredients, have internal capabilities similar to Cambrex’s.  In addition, demand for the Company’s products may weaken due to a reduction in R&D budgets, loss of distributors or other factors.

The Company believes that customers in its markets display loyalty to their initial supplier of a particular product.  Therefore, it may be difficult to generate sales to potential customers who have purchased products from competitors.  To the extent the Company is unable to be the first to develop and supply new products, its competitive position may suffer.

The Company’s failure to obtain new contracts or renew existing contracts may adversely affect its business.

Many of Cambrex’s contracts are short-term in duration.  As a result, the Company must continually replace its contracts with new contracts to sustain its revenue.  In addition, certain of the Company’s long-term contracts may be cancelled or delayed by clients for any reason upon notice.  The Company currently has a long-term sales contract that accounts for approximately 10% of annual sales that is scheduled to expire at the end of 2013.  There is no guarantee that this contract will be renewed.  The Company also has a contract for certain drug delivery products that accounted for nearly 4% of annual sales in 2008 that expires in September of 2009.  The Company has recently received notification that its customer has filed an objection to the Company’s patent in the European Union related to the products sold under this contract. The customer is also seeking a patent for a competing product in certain jurisdictions including the European Union. The Company currently believes it has enforceable intellectual property rights and it intends to enforce these rights. While the outcome of these actions is uncertain, should the customer’s objection or patent application be successful, it would unfavorably impact contract renewal negotiations including, among other things, terms related to sales volumes and pricing compared to the existing contract.

Failure to obtain products and raw materials from third-party manufacturers could affect Cambrex’s ability to manufacture and deliver its products.

The Company relies on third-party manufacturers to supply many of its raw materials and intermediates.  In addition, the Company has a single source for supplies of some raw materials to its products.  Manufacturing problems may occur with these and other outside sources.  If such problems occur, the Company cannot ensure that it will be able to manufacture its products profitably or on time.

Disruptions to the Company’s manufacturing operations could adversely affect its results.

Due to heavy reliance on manufacturing and related operations to produce and distribute the products the Company sells, the Company could be adversely affected by disruptions of these operations.  Any significant disruption of those operations for any reason, such as labor unrest, power interruptions, fire, or other events beyond the Company’s control could adversely affect its sales and customer relationships and therefore adversely affect its business. While insurance coverage may reimburse the Company, in part, for profits lost from such disruptions, any sustained reduction in the Company’s ability to provide these products would negatively impact its sales growth expectations, cash flows and profitability.

Failure to win early stage business opportunities can cause difficulty in winning future opportunities with that customer.

Certain products the Company sells are incorporated into its customers’ drug manufacturing processes. In some cases, once a customer chooses a particular product for use in a drug manufacturing process, it is unlikely that the customer will later switch to a competing alternative. In many cases, the regulatory approvals related to a drug product will specify the products qualified for use in its making. Obtaining the regulatory approvals needed for a change in the manufacturing process is time consuming, expensive and uncertain. Accordingly, if a customer does not select the Company’s products or services early in its manufacturing design phase for any number of reasons, the Company may lose the opportunity to participate in the customer’s manufacturing of such product. Because the Company faces competition in this market from other companies, it is at risk that its competitors could win significant early business with customers making it difficult for the Company to recover late-stage opportunities with higher volumes.

Litigation may harm the Company or otherwise negatively impact its management and financial resources.

Complex or extended litigation could cause the Company to incur large expenditures and distract its management.  For example, lawsuits by employees, stockholders, counterparties to acquisition and divestiture contracts, collaborators, distributors, customers, or end-users of the Company’s products or services could be very costly and substantially disrupt its business.  Disputes from time to time with such companies or individuals are not uncommon, and the Company cannot be assured that it will always be able to resolve such disputes out of court or on terms favorable to the Company.

Refer to Note 11 for a discussion of the Company’s environmental and legal matters.

Incidents related to hazardous materials could adversely affect the Company.

Portions of the Company’s operations require the controlled use of hazardous materials.  Although the Company is diligent in designing and implementing safety procedures to comply with the standards prescribed by federal, state, local and foreign regulations, including the European Commission’s Registration, Evaluation and Authorization of Chemicals (“REACH”) regulation, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated.  In the event of such an incident, the Company could be liable for any damages which could adversely affect its business.  Additionally, any incident could shut down the Company’s research and manufacturing facilities and operations.

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

The Company is also party to several environmental remediation investigations and cleanups and, along with other companies, has been named a potentially responsible party for certain waste disposal sites.

Refer to Note 11 for a discussion of the Company’s environmental and legal matters.

Potential product liability claims, errors and omissions claims in connection with services the Company performs and potential liability under indemnification agreements between the Company and its officers and directors could adversely affect the Company.

The Company manufactures products intended for use by the public.  These activities could expose the Company to risk of liability for personal injury or death to persons using such products, even though the Company does not presently market or sell the products to end users.  The Company seeks to reduce its potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client-to-client, and the performances of which are not secured), exclusion of services requiring diagnostic or other medical services, and insurance maintained by clients.  The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if the Company’s liability exceeds the amount of applicable insurance or indemnity.  In addition, the Company could be held liable for errors and omissions in connection with the services it performs.  The Company currently maintains product liability and errors and omissions insurance with respect to these risks.  There can be no assurance, however, that the Company’s insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to the Company.

The Company also indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that covers a portion of any potential exposure.  The Company could be materially and adversely affected if it were required to pay damages or incur legal costs in connection with a claim above its insurance limits.

While the Company has what it believes to be adequate insurance coverage, any claims beyond its insurance coverage may result in substantial costs and a reduction in its available capital resources.

The Company maintains property insurance policies covering physical damage to its equipment, facilities, buildings and inventory; employer’s liability insurance generally covering death or work injury of employees; product liability insurance covering product liability claims arising from the use, consumption or operation of its products; public liability insurance covering certain incidents to third parties that occur on or in the premises of the company; business interruption insurance and directors and officers liability insurance, among others.  The Company does not maintain key man life insurance on any of its senior management or key personnel.  The Company’s insurance coverage, however, may not be sufficient to cover any claim for product liability, damage to its fixed assets or injury to its employees.

Loss of key personnel could hurt the Company.

The Company depends on its ability to attract and retain qualified scientific and technical employees as well as a number of key executives.  There can be no assurance the Company will be able to retain key personnel, or to attract and retain additional qualified employees.  The Company’s inability to attract and retain key personnel would have a material adverse effect on the Company’s business.

The Company has made significant capital investments to its facilities to meet its potential future needs and, as a result, the Company depends on the success of attracting new and retaining existing customers’ projects and their continued business.

The Company has recently made substantial investments in all of its manufacturing facilities.  With the completion of these new facilities, the Company’s fixed costs have increased.  If the Company is not able to utilize the facilities to capacity, its margins could be adversely affected.

Global growth is subject to a number of economic risks.

The current global economy affects businesses such as Cambrex’s in a number of ways.  The current equity market and tightening of credit in financial markets adversely affects the ability of the Company’s customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for its products and services as well as impact the ability of the Company’s customers to make payments. The Company believes that cash flows from operations, along with funds available from a revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company, but no assurances can be given that this will continue to be the case.  Given the current state of the worldwide credit markets, there is a risk that the funds available to be drawn under the Company’s revolving line of credit may not be available in the event of the failure of one or more participant banks.  Strengthening of the rate of exchange for the U.S. dollar against certain major currencies such as the Euro, Swedish krona and other currencies also adversely affects the Company’s results.

The Company has a significant amount of debt.

The Company has a $200,000 revolving credit facility of which $127,000 was outstanding at March 31, 2009.  This facility expires in April of 2012.  If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the credit facility, it will be in default.  This current debt arrangement requires the Company to comply with specified financial ratios. The Company’s ability to comply with these ratios may be affected by events beyond its control.

Even if the Company is able to meet its debt service obligations, the amount of debt it has could adversely affect the Company by limiting its ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes.  It also places the Company at a disadvantage relative to its competitors who have lower levels of debt, while making it more vulnerable to a downturn in its business or the economy in general.  It also requires the Company to use a substantial portion of its cash to pay principal and interest on its debt, instead of investing those funds in the business.

The Company’s liquidity, business, financial condition, results of operations and cash flows could be materially and adversely affected if the financial institutions which hold its funds fail.

The Company has significant funds held in bank deposits, money market funds and other accounts at certain financial institutions.  A significant portion of the funds held in these accounts exceed insurable limits.  If any of the financial institutions where the Company has deposited funds were to fail, the Company may lose some or all of its deposited funds that exceed the insurance coverage limit. Such a loss would have a material and adverse effect on the Company’s liquidity, business, financial condition, results of operations and cash flows.

A payment failure by any large customer or multiple smaller customers could adversely affect the Company’s cash flows and profitability.

Historically, the Company has not experienced any significant bad debt or collection problems, but such problems may arise in the future. The failure of any of the Company’s customers to make timely payments could require the Company to write off accounts receivable or increase provisions made against its accounts receivable, either of which could adversely affect the Company’s cash flows and profitability.

The Company has significant inventories on hand.

The Company maintains significant inventories and has an allowance for slow-moving and obsolete inventory. Any significant unanticipated changes in future product demand or market conditions, including the current uncertainty in the global market, could also have an impact on the value of inventory and adversely impact the Company’s results of operations.

International unrest or foreign currency fluctuations could adversely affect the Company’s results.

The Company’s international revenues, which include revenues from its non-U.S. subsidiaries and export sales from the U.S., represent the majority of its product revenues.

There are a number of risks arising from the Company’s international business, including:

•	the possibility that unfriendly nations or groups could boycott its products;

•	general economic and political conditions in the markets in which it operate;

•	potential increased costs associated with overlapping tax structures;

•	more limited protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	the difficulties of compliance with a wide variety of foreign laws and regulations;

•	longer accounts receivable cycles in certain foreign countries; and

•	import and export licensing requirements.

In addition, a significant portion of the Company’s business is conducted in currencies other than the U.S. dollar, which is its reporting currency.  The Company recognizes foreign currency gains or losses arising from its operations in the period incurred.  As a result, currency fluctuations between the U.S. dollar and the currencies in which the Company does business have caused, and will continue to cause, foreign currency transaction gains and losses.  The Company cannot predict the effects of exchange rate fluctuations upon its future operating results because of the number of currencies involved, the variability of currency exposures, and the potential volatility of currency exchange rates.  The Company engages in limited foreign exchange hedging transactions to mitigate the impact of this volatility on its operations, but its strategies are short-term in nature and may not adequately protect its operating results from the full effects of exchange rate fluctuations.

Cambrex’s operating results may unexpectedly fluctuate in future periods.

The Company’s revenue and operating results have fluctuated, and could continue to fluctuate, on a quarterly basis.  The operating results for a particular quarter may be lower than expected as a result of a number of factors, including, but not limited to, the timing of contracts; the delay or cancellation of a contract; the mix of services provided; seasonal slowdowns in different parts of the world; the timing of start-up expenses for new services and facilities; changes in government regulations; and unfavorable exchange rates with the U.S. dollar.  Because a high percentage of the Company’s costs are relatively fixed in the short term, such as the cost of maintaining facilities and compensating employees, any one of these factors could have a significant impact on the Company’s quarterly results.  In some quarters, the Company’s revenue and operating results may fall below the expectations of securities analysts and investors due to any of the factors described above.  If such event occurred, sales of common stock by existing holders would cause the trading price of the Company’s common stock to decline, even if the decline in revenue did not have any long-term adverse implications for the Company’s business.

The possibility the Company will be unable to protect its technologies could affect its ability to compete.

The Company’s success depends to a significant degree upon its ability to develop proprietary products and technologies.  However, the Company cannot be assured that patents will be granted on any of its patent applications.  The Company also cannot be assured that the scope of any of its issued patents will be sufficiently broad to offer meaningful protection.  The Company has patents issued in selected countries, therefore, third parties can make, use, and sell products covered by its patents in any country in which the Company does not have patent protection.  In addition, issued patents or patents the Company licenses could be successfully challenged, invalidated or circumvented so that its patent rights would not create an effective competitive barrier.  The Company provides its customers the right to use its products under label licenses that are for research purposes only.  These licenses could be contested, and the Company cannot be assured that it would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner.

If a third party claimed an intellectual property right to technology the Company uses, it may need to discontinue an important product or product line, alter its products and processes, defend its right to use such technology in court or pay license fees.  Although the Company may, under these circumstances, attempt to obtain a license to such intellectual property, it may not be able to do so on favorable terms, or at all.  Additionally, if Cambrex’s products are found to infringe on a third party’s intellectual property, the Company may be required to pay damages for past infringement, and lose the ability to sell certain products or receive licensing revenues.

The Company could be subject to goodwill impairment charges in the future.

Under Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets”, the Company is required to evaluate goodwill for impairment at least annually.  If the Company determines that the fair value is less than the carrying value, an impairment loss will be recorded in the Company’s statement of operations.  The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed.  If the Company’s projected long-term sales growth rate, profit margins or terminal rate are considerably lower and/or the assumed weighted average cost of capital is considerably higher, future testing may indicate impairment and the Company would have to record a non-cash goodwill impairment loss in its statement of operations.

Assessments by various tax authorities may be materially different than the Company has provided for and it may experience significant volatility in its annual and quarterly effective tax rate.

As a matter of course, the Company is regularly audited by federal, state, and foreign tax authorities.  From time to time, these audits result in proposed assessments.  In recent years, the Company utilized significant tax attributes in the form of foreign tax credits and U.S. net operating loss carryforwards to reduce or eliminate potential tax expense related to the repatriation of funds into the U.S. resulting from the 2005 Jobs Creation Act and from the sale of the businesses that comprised the Bioproducts and Biopharma segments in 2007.  While the Company believes that it has adequately provided for any taxes related to these items, and taxes related to all other aspects of its business, any such assessments or future settlements may be materially different than it has provided.

The Company may pursue transactions that may cause it to experience significant charges to earnings that may adversely affect its stock price and financial condition.

The Company regularly reviews potential transactions related to technologies, products, product rights and businesses complementary to its business.  These transactions could include mergers, acquisitions, divestitures, strategic alliances or licensing agreements.  In the future, the Company may choose to enter into these transactions at any time.  As a result of acquiring businesses or entering into other significant transactions, the Company may experience significant charges to earnings for merger and related expenses.  If the Company is not able to successfully integrate the acquired business to create the advantages the acquisition was intended to create, it may affect the Company’s results of operations and the market price of its common stock.  Furthermore, if the Company is unable to improve the operating margins of acquired businesses or operate them profitably, it may be unable to achieve its growth strategy.

If the Company does not meet the New York Stock Exchange’s continued listing requirement, its common stock may be de-listed.

The New York Stock Exchange’s (“NYSE”) continued listing standards require the Company to maintain an average market capitalization over a consecutive 30 day trading period of $75,000 or shareholders’ equity of $75,000, among other requirements.  In April 2009, the NYSE notified the Company that it was not in compliance with the continued listing requirements.  If the Company does not submit an acceptable plan, within 45 days of the notice of noncompliance, to regain compliance, or does not comply with the requirement regarding market capitalization or shareholders’ equity within 18 months of the NYSE’s notice, the NYSE will commence suspension and de-listing procedures.

Delisting is likely to have an adverse effect on the liquidity of the Company’s common stock, and as a result the market price for the Company’s common stock might become lower.  Although the Company intends to take actions designed to bring its market capitalization and shareholders’ equity to the required levels within the NYSE’s specified timeframe, the Company cannot assure that its plan will be successful within the timeframe or at all.

The Company has the option to explore alternative exchanges on which to list its stock, but there are no assurances that such listing privileges would be granted in a timely manner.

Risks Related to Cambrex’s Industry

Any significant change in government regulation of the drug development process could have a material adverse effect on the Company.

The manufacturing of pharmaceutical products is subject to extensive regulation by governmental authorities, including the Food and Drug Administration (“FDA”) and comparable regulatory authorities in other countries.  The Company’s business, as well as its customer’s business depends in part on strict government regulation of the drug development process.  Legislation may be introduced and enacted from time to time to modify regulations administered by the FDA and governing the drug approval process.  Any significant reduction in the scope of regulatory requirements or the introduction of simplified drug approval procedures could have a material adverse effect on the Company’s business.

Violations of cGMP and other government regulations could have a material adverse effect on the Company.

All facilities and manufacturing techniques used for manufacturing products for clinical use or for commercial sale in the United States must be operated in conformity with current Good Manufacturing Practices (“cGMP”) regulations as required by the FDA and other comparable regulatory authorities in other countries and for certain products, the Drug Enforcement Agency.  The Company’s facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products.  A finding that the Company had materially violated these requirements could result in regulatory sanctions, the loss of a customer contract, the disqualification of data for client submissions to regulatory authorities and a mandated closing of the Company’s facilities.  Any such violations would have a material adverse effect on the Company’s business.  Cambrex’s customers are typically subject to  the same, or similar, regulations and any such violations or other actions by regulatory agencies, including, but not limited to, plant shutdowns or product recalls, that eliminate or reduce the Company’s sale of it’s products or services could negatively impact the Company’s business.

The outsourcing trend in the preclinical and clinical stages of drug research and development may decrease, which could slow the Company’s growth.

The success of the Company’s business depends to a certain extent on the number of contracts and the size of the contracts that it may obtain from pharmaceutical companies. Over the past several years, the Company has benefited from increased levels of outsourcing by pharmaceutical companies of their drug R&D activities. A slowing of the outsourcing trend could result in a diminished growth rate in the Company’s sales and adversely affect its business, financial condition and results of operations.

Item 4     Submission of Matters to a Vote of Security Holders

1.	At the Annual Meeting of Stockholders held on April 23, 2010, six Directors in Class I and III were elected to hold office as Directors of the Company until the 2010 Annual Meeting of Stockholders.

Nominees	Votes For	Votes Withheld
David R. Bethune	26,970,860	936,638
Kathryn Rudie Harrigan	27,406,023	501,475
Steven M. Klosk	27,430,233	477,265
William B. Korb	27,463,981	443,517
John R. Miller	27,296,248	611,250
Peter Tombros	27,125,384	782,114

2.	The Stockholders voted for the approval of the 2009 Long Term Incentive Plan.

Votes For	Votes Against	Votes Abstained
22,812,542	1,791,807	9,872

3.	Also, the Stockholders voted for the appointment of BDO Seidman, LLP as the Company’s Registered Independent Public Accounting Firm for 2009.

Votes For	Votes Against	Votes Abstained
27,789,712	39,778	78,008

Item 6.    Exhibits

Exhibits

1.	Exhibit 31.1 – Section 302 Certification Statement of the Chief Executive Officer.
2.	Exhibit 31.2 – Section 302 Certification Statement of the Chief Financial Officer.
3.	Exhibit 32 – Section 906 Certification Statements of the Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBREX CORPORATION

By	/s/ Gregory P. Sargen
Gregory P. Sargen
Vice President and Chief Financial Officer
(On behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:  May 6, 2009