Form 10-Q
period 2009-06-30
CAMBREX CORP
filed 2009-08-05
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2009

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

Yes ☒.   No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐.   No ☒.

As of July 31, 2009, there were 29,238,845 shares outstanding of the registrant’s Common Stock, $.10 par value.

CAMBREX CORPORATION AND SUBSIDIARIES

Form 10-Q

For The Quarter Ended June 30, 2009

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,321	$32,540
Trade receivables, net	36,346	36,685
Inventories, net	64,164	61,133
Prepaid expenses and other current assets	8,635	8,798
Total current assets	149,466	139,156

Property, plant and equipment, net	160,599	161,500
Goodwill	35,811	35,374
Other non-current assets	4,480	5,042

Total assets	$350,356	$341,072
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,426	$19,700
Accrued expense and other current liabilities	42,014	45,080
Total current liabilities	59,440	64,780

Long-term debt	123,300	123,800
Deferred income tax	16,304	16,138
Accrued pension and postretirement benefits	44,070	44,165
Other non-current liabilities	16,279	17,403
Total liabilities	259,393	266,286

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 31,406,778 shares at respective dates	3,140	3,140
Additional paid-in capital	100,245	99,881
Retained earnings	22,157	11,960
Treasury stock, at cost, 2,177,301 and 2,224,613 shares at respective dates	(18,586)	(19,014)
Accumulated other comprehensive loss	(15,993)	(21,181)

Total stockholders' equity	90,963	74,786

Total liabilities and stockholders' equity	$350,356	$341,072

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(in thousands, except per-share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Gross sales	$59,766	$66,226	$119,766	$127,932
Allowances and rebates	5	553	338	944
Net sales	59,761	65,673	119,428	126,988
Other revenues	(480)	140	885	(185)
Net revenues	59,281	65,813	120,313	126,803
Cost of goods sold	39,598	46,002	81,497	85,063
Gross profit	19,683	19,811	38,816	41,740
Operating expenses:
Selling, general and administrative expenses	8,546	11,410	17,594	22,744
Research and development expenses	2,161	1,917	3,898	4,173
Restructuring expenses	-	514	-	1,148
Strategic alternative costs	-	398	-	575
Total operating expenses	10,707	14,239	21,492	28,640
Operating profit	8,976	5,572	17,324	13,100
Other expenses/(income):
Interest expense, net	1,142	640	2,299	1,346
Other (income)/expenses, net	(41)	99	(108)	(26)
Income before income taxes	7,875	4,833	15,133	11,780
Provision for income taxes	2,416	2,997	4,936	5,698
Net income	$5,459	$1,836	$10,197	$6,082

Earnings per share of common stock:
Basic	$0.19	$0.06	$0.35	$0.21
Diluted	$0.19	$0.06	$0.35	$0.21
Weighted average shares outstanding:
Basic	29,222	29,090	29,211	29,063
Effect of dilutive stock based compensation	25	11	16	49
Diluted	29,247	29,101	29,227	29,112

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$10,197	$6,082
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	9,415	10,432
Increase in inventory reserve	2,274	1,476
Stock based compensation included in net income	731	1,287
Other	(330)	902
Changes in assets and liabilities:
Trade receivables	1,096	8,844
Inventories	(5,122)	(13,171)
Prepaid expenses and other current assets	(361)	(3,801)
Accounts payable and other current liabilities	(3,856)	(21,329)
Other non-current assets and liabilities	19	(2,656)
Net cash provided by/(used in) operating activities	14,063	(11,934)

Cash flows from investing activities:
Capital expenditures	(6,359)	(16,460)
Acquisition of business, net of cash	-	(1,264)
Other investing activities	38	-
Net cash used in investing activities	(6,321)	(17,724)

Cash flows from financing activities:
Long-term debt activity (including current portion):
Borrowings	18,500	39,100
Repayments	(19,000)	(25,011)
Other financing activities	(38)	(65)
Net cash (used in)/provided by financing activities	(538)	14,024
Effect of exchange rate changes on cash and cash equivalents	577	1,482
Net increase/(decrease) in cash and cash equivalents	7,781	(14,152)
Cash and cash equivalents at beginning of period	32,540	38,488
Cash and cash equivalents at end of period	$40,321	$24,336

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

The Company has evaluated subsequent events through the issuance date of this Form 10-Q. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results expected for the full year.

(2)	Impact of Recently Issued Accounting Pronouncements

Fair Value Measurements

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157 “Fair Value Measurements” related to nonfinancial assets and nonfinancial liabilities effective January 1, 2009.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  This statement applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value.   The standard does not expand the use of fair value to any new circumstances.  The effect of adopting this pronouncement did not have a material impact on the Company’s financial position or results of operations.

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

Subsequent Events

The Company adopted FASB Statement No. 165 “Subsequent Events” (“FAS 165”) effective June 30, 2009.  This statement establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The effect of adopting this pronouncement did not have a material impact on the Company’s financial position or results of operations.

FASB Accounting Standards Codification and the Hierarchy of GAAP

In June 2009, the FASB issued Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“FAS 168”).  This statement provides for the FASB Accounting Standards Codification to become the single official source of authoritative, nongovernmental U.S. GAAP.  FAS 168 does not change GAAP but reorganizes the literature.  This statement is effective for interim and annual periods ending after September 15, 2009.

(3)	Stock Based Compensation

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for stock options granted to employees during the three and six months ended June 30, 2009 was $0.91 and $1.48, respectively.  The weighted-average fair value per share for stock options granted to employees during the three and six months ended June 30, 2008 was $1.88.

For the three months ended June 30, 2009 and 2008, the Company recorded $158 and $229, respectively, in selling, general and administrative expenses for stock options, which, in 2008, includes $136 for the acceleration of stock options previously awarded to the former CEO and $26 recorded in strategic alternative costs as a result of a modification to previous stock option awards related to a special dividend declared in 2007.  For the six months ended June 30, 2009 and 2008, the Company recorded $312 and $305, respectively, in selling, general and administrative expenses for stock options, which in 2008, includes $136 for the acceleration of stock options previously awarded to the former CEO and $53 recorded in strategic alternative costs as a result of a modification to previous stock option awards related to a special dividend declared in 2007.  As of June 30, 2009, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $1,369.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 3.0 years.

For the three months ended June 30, 2009 and 2008, the Company recorded $183 and $705, respectively, in selling, general and administrative expenses for restricted stock awards, which includes $461, in 2008, for the acceleration of restricted stock previously awarded to the former CEO.  For the six months ended June 30, 2009 and 2008, the Company recorded $385 and $913, respectively, in selling, general and administrative expenses for restricted stock awards, which includes $461 in 2008 for the acceleration of restricted stock previously awarded to the former CEO.  As of June 30, 2009 the total compensation cost related to unvested restricted stock granted, but not yet recognized was $580.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.9 years.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(3)	Stock Based Compensation (continued)

The following table is a summary of the Company’s stock option activity issued to employees and related information:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2009	1,590,869	$14.07
Granted	20,000	$4.17
Forfeited or expired	(2,000)	$12.97
Outstanding at March 31, 2009	1,608,869	$13.27
Granted	2,500	$2.45
Forfeited or expired	(52,450)	$21.21
Outstanding at June 30, 2009	1,558,919	$12.98

Exercisable at June 30, 2009	769,475	$20.67

A summary of the Company’s nonvested stock options and restricted stock as of June 30, 2009 and changes during the three and six months ended June 30, 2009, are presented below:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2009	833,819	$5.55	143,327	$13.38
Granted	20,000	$4.17	16,182	$2.23
Vested during period	(375)	$7.71	(31,753)	$12.31
Nonvested at March 31, 2009	853,444	$5.51	127,756	$12.24
Granted	2,500	$2.45	8,532	$4.22
Vested during period	(65,625)	$5.59	(7,596)	$4.74
Forfeited	(875)	$11.21	(655)	$17.02
Nonvested at June 30, 2009	789,444	$5.49	128,037	$12.12

(4)	Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2009, are as follows:

Balance as of January 1, 2009	$35,374
Translation effect	437
Balance as of June 30, 2009	$35,811

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(5)	Income Taxes

The Company recorded tax expense of $2,416 and $4,936 in the three and six months ended June 30, 2009, respectively, compared to $2,997 and $5,698 in the three and six months ended June 30, 2008, respectively.  This change is due to differences in the geographic mix of pre-tax earnings and the enactment of reduced tax rates in Sweden.

The Company maintains a full valuation allowance against its domestic, and certain foreign, deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these deferred assets would be realized.  As such, improvements in pre-tax income in the future, within these jurisdictions where the Company maintains a valuation allowance, may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

As of January 1, 2009 the Company had approximately $1,697 of unrecognized tax benefits, excluding gross interest and penalties.  During the three and six months ended June 30, 2009, the Company increased its unrecognized tax benefits by $24 and $49, respectively, for current year positions, which is offset by a decrease in unrecognized tax benefits of $12 and $68, respectively, due to foreign currency translation.  Of the total balance of unrecognized tax benefits at June 30, 2009 $1,084, if recognized, would affect the effective tax rate.

In the next twelve months the Company may decrease the reserve for unrecognized tax benefits for intercompany transactions by approximately $250 mainly due to the expiration of a statute of limitation period.  This item would impact the income tax provision.

In September 2008 the Company was selected for a random IRS examination for tax year 2006.  The examination is in process and no adjustments have been proposed to date.  Tax years 2005 and 2007 forward remain open to examination within the U.S.  The Company is also subject to exams in its significant non-U.S. jurisdictions for 2004 and 2007 forward.

In July 2009, one of the Company’s foreign subsidiaries received a preliminary report from the local taxing authority related to an audit of the subsidiary’s 2006 tax return disallowing certain intercompany transactions for 2006 and the benefits related to a transaction initiated in 2003.  The Company expects to receive a formal assessment prior to December 31, 2009.  Until the Company receives an assessment, it is difficult to estimate any potential liability with certainty.  The Company believes it is possible that an assessment, excluding penalties, could be levied against this subsidiary for up to $7,000 based upon the preliminary report.  The Company believes it has support for its positions and intends to defend itself, although it is too early at this time to predict the outcome of this process.

The Company is also subject to audits in various states for various years in which it has filed income tax returns.  In June 2009 the Company finalized a New Jersey examination of its open tax years, with no material adjustments.  Previous state audits have resulted in immaterial adjustments.  Open years for the majority of states where the Company files are 2005 and forward.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(6)	Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008

Finished goods	$24,419	$24,657
Work in process	24,100	22,372
Raw materials	12,028	10,688
Supplies	3,617	3,416
Total	$64,164	$61,133

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

Strategic alternative costs for the three and six months ended June 30, 2008 were $398 and $575, respectively, primarily consisting of costs associated with the project to streamline the Company’s legal structure, change-in-control benefits, and costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the divestiture discussed above.

Restructuring Expenses

Corporate Office Restructuring

During 2007, the Company announced a plan to eliminate certain employee positions at the corporate office upon completion of the sale of the businesses that comprised the Bioproducts and Biopharma segments.  This plan included certain one-time benefits for terminated employees.  Costs related to this plan are recorded as restructuring expenses in the income statement.  For the three and six months ended June 30, 2008, the Company recognized expense of $177 and $250, respectively.

Consolidation of Domestic Research and Development Activities

In December 2007, the Company consolidated its United States research and development (“R&D”) activities and small scale active pharmaceutical ingredient (“API”) production with its facility in Charles City, Iowa.  The restructuring reserve at December 31, 2008 consisted of the remaining lease payments and related costs under the Company’s current operating lease at the New Jersey R&D facility.  The operating lease expires in December 2010.  Costs related to this consolidation are recorded as restructuring expenses on the income statement.  For the three and six months ended June 30, 2008 the Company recorded rent and related expenses of $337 and $898.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(7)	Strategic Alternative Costs and Restructuring Expenses (continued)

The following table reflects the activity related to the restructuring reserves through June 30, 2009:

	December 31, 2008	2009 Activity		June 30, 2009
	Reserve Balance	Expense	Cash Payments	Reserve Balance

Employee termination costs	$462	$-	$(343)	$119
Lease payments and related costs	3,021	-	(786)	2,235
	$3,483	$-	$(1,129)	$2,354

(8)	Derivatives and Hedging Activities

In March 2008, the FASB issued FAS 161.  FAS 161 requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. The Company adopted FAS 161 on January 1, 2009.

The Company operates internationally and is exposed to fluctuations in foreign exchange rates and interest rates in the normal course of business.  These fluctuations can increase the costs of financing, investing and operating the business.  The Company uses derivative financial instruments to reduce these exposures to market risks resulting from fluctuations in interest rates and foreign exchange rates.

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

All forward contracts outstanding at June 30, 2009 have been designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives are not included in earnings but are included in accumulated other comprehensive (loss)/income (“AOCI”).  Changes in the fair value of the derivative instruments reported in AOCI will be reclassified into earnings as a component of product revenue or expense, as applicable, when the forecasted transaction occurs.  The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company's financial results.

The notional amounts of foreign exchange forward contracts were $18,032 and $20,568 at June 30, 2009 and December 31, 2008, respectively.

The following table summarizes the fair value and balance sheet accounts where the Company’s forward exchange contracts designated as hedging instruments are recorded as of June 30, 2009:

Balance Sheet Account	Fair Value

Other current assets	$96
Other current liabilities	$821

The Company recognized a pre-tax gain/(loss) in other comprehensive income from foreign exchange contracts of $228 and ($47) for the three and six months ended June 30, 2009, respectively.  The Company reclassified a pre-tax loss of $284 and $104 from AOCI into other revenue related to foreign exchange forward contracts for the three and six months ended June 30, 2009, respectively.  Assuming current market conditions continue, the entire amount recorded in AOCI related to foreign exchange forward contracts is expected to be reclassed into other revenue within the next 12 months to reflect the fixed prices obtained from the forward contracts.

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt.  The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts.

All swap contracts outstanding at June 30, 2009 have been designated as cash flow hedges and, accordingly, changes in the fair value of derivatives are recorded each period in AOCI.  Changes in the fair value of the derivative instruments reported in AOCI will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company's financial results.

As of June 30, 2009, the Company had three interest rate swaps in place with an aggregate notional value of $60,000, at an average fixed rate of 4.48%, all with maturity dates of October 2010.  The Company’s strategy has been to cover a portion of its outstanding bank debt with interest rate protection.  At June 30, 2009, the coverage was approximately 49% of the Company’s variable interest rate debt.  At June 30, 2009 the Company had variable debt of $123,300, of which $60,000 is fixed by interest rate swaps.  Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions.  The fair value of these agreements was based on quoted market prices and was in a loss position of $2,899 at June 30, 2009.  This loss is reflected in the balance sheet under the caption “Accrued expense and other current liabilities.”

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(8)	Derivatives and Hedging Activities (continued)

The Company increased other comprehensive income $491 and $641, respectively, related to interest rate swaps for the three and six months ended June 30, 2009.  The Company reclassified a pre-tax loss of $617 and $1,222 from AOCI into interest expense related to interest rate swaps for the three and six months ended June 30, 2009, respectively.  Assuming current market conditions continue, approximately $2,182 is expected to be reclassed out of AOCI into interest expense within the next 12 months.

(9)	Comprehensive Income

The following table shows the components of comprehensive income for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net income	$5,459	$1,836	$10,197	$6,082
Foreign currency translation	12,046	(805)	3,829	13,004
Unrealized gain/(loss) on hedging contracts, net of tax	639	1,750	820	(18)
Pension, net of tax	271	133	539	265
Total	$18,415	$2,914	$15,385	$19,333

(10)	Retirement Plans and Other Postretirement Benefits

Domestic Pension Plans

The components of net periodic pension cost for the Company’s domestic plans for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Components of net periodic benefit cost
Interest cost	$857	$878	$1,714	$1,756
Expected return on plan assets	(731)	(1,021)	(1,462)	(2,042)
Amortization of prior service costs	109	109	218	218
Recognized actuarial loss	136	24	272	48
Net periodic benefit cost	$371	$(10)	$742	$(20)

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(10)	Retirement Plans and Other Postretirement Benefits (continued)

The Company has a Supplemental Executive Retirement Plan for key executives.  This plan is non-qualified and unfunded.  Net periodic benefit costs for the three months ended June 30, 2009 and 2008 were $84 and $77, respectively.  Net periodic benefit costs for the six months ended June 30, 2009 and 2008 were $168 and $154, respectively.

International Pension Plan

The components of net periodic pension cost for the Company’s international plan for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Components of net periodic benefit cost
Service cost	$121	$137	$242	$274
Interest cost	170	218	340	436
Recognized actuarial loss	30	33	60	66
Amortization of prior service cost	(1)	(2)	(2)	(4)
Net periodic benefit cost	$320	$386	$640	$772

Other Postretirement Benefits

Cambrex provides certain postretirement health and life insurance benefits to all eligible retired employees.  Such plans are self-insured and are not funded.  The net periodic benefit cost for the three months ended June 30, 2009 and 2008 was $8.  The net periodic benefit cost for the six months ended June 30, 2009 and 2008 was $16.

(11)	Fair Value Measurements

U.S. GAAP establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from, or corroborated by, observable market data through correlation; Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(11)	Fair Value Measurements (continued)

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009 and December 31, 2008:

		Fair Value Measurements at June 30, 2009 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signifcant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forwards, assets	$(821)	$-	$(821)	$-
Foreign currency forwards, liabilities	96	-	96	-
Interest rate swaps	(2,899)	-	(2,899)	-
Total	$(3,624)	$-	$(3,624)	$-

		Fair Value Measurements at December 31, 2008 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signifcant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forwards, assets	$808	$-	$808	$-
Foreign currency forwards, liabilities	(1,486)	-	(1,486)	-
Interest rate swaps	(3,541)	-	(3,541)	-
Total	$(4,219)	$-	$(4,219)	$-

The Company’s derivative assets and liabilities include foreign exchange forward contracts and interest rate swap contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, the Company’s credit risk and its counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on the Company’s continued ability to enter into forward contracts and interest rate swaps, the Company considers the markets for our fair value instruments to be active.

As of June 30, 2009, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on our evaluation of our counterparties’ credit risks.

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

Environmental

In connection with laws and regulations pertaining to the protection of the environment, the Company and its subsidiaries are a party to several environmental proceedings and remediation investigations and cleanups and, along with other companies, have been named potentially responsible parties (“PRP”) for certain waste disposal sites ("Superfund sites").  Additionally, the Company has retained the liability for certain environmental proceedings associated with the sale of the Rutherford Chemicals business.

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

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites.  These accruals were $6,036 and $6,226 at June 30, 2009 and December 31, 2008, respectively.  The decrease in the accrual includes payments of $219 partially offset by the impact of currency of $29.  Based upon available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where full remediation costs may not be estimable at the reporting date.

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

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and proposed remedial action plan to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP requested additional investigative work at the site and that work is on-going.  The reserve was $1,190 at June 30, 2009 which is based on the initial remedial action plan.  The results of the additional investigative work may impact the remediation plan and costs.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(12)	Contingencies (continued)

Additionally, the Company has recorded a liability of $923 for the Cosan Carlstadt, New Jersey site based on the investigations completed to date and the proposed Remedial Action Work Plan (“RAW”) submitted to the NJDEP for their approval.  The NJDEP subsequently rejected the RAW and required the Company to perform additional investigative work prior to approval of a new RAW.  The results of this additional investigative work may impact the RAW and increase the liability.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former operating subsidiaries of the Company are considered PRPs at the Berry’s Creek Superfund Site in New Jersey.  The operating companies are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek Site.  The Company has joined the group of PRPs and filed a response to the USEPA agreeing to jointly negotiate to conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek Site.  The PRPs have engaged consultants to evaluate investigation and remedial alternatives and develop a method to allocate related costs among the PRPs.  As of June 30, 2009 the Company’s reserve was $366 to cover the initial phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is expected to take several years and at this time it is too early to predict the extent of any additional liabilities.

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

As of June 30, 2009, the reserve recorded on the books was $1,200 and represents the Company’s best estimate to complete both RODs.

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

Newark Bay Complex Litigation

CasChem and Cosan have been named as two of several hundred third-party defendants in a third-party complaint filed in February 2009, by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”).  The original plaintiffs include the NJDEP, the Commissioner of the NJDEP and the Administrator of the New Jersey Spill Compensation Fund, which originally filed suit in 2005 against Maxus, Tierra and other defendants seeking recovery of cleanup and removal costs for alleged discharges of dioxin and other hazardous substances into the Passaic River, Newark Bay, Hackensack River, Arthur Kill, Kill Van Kull and adjacent waters (the “Newark Bay Complex”).  Maxus and Tierra are now seeking contribution from third-party defendants, including subsidiaries of the Company, for cleanup and removal costs for which each may be held liable in the lawsuit. Maxus and Tierra also seek recovery for cleanup and removal costs that each has incurred or will incur relating to the Newark Bay Complex.  The Company expects to vigorously defend against the lawsuit. At this time it is too early to predict whether the Company will have any liability in this matter.

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

Additionally, as permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that covers a portion of any potential exposure.  The Company currently believes the estimated fair value of its indemnification agreements is not significant based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of June 30, 2009.

Cambrex's subsidiaries are party to a number of other proceedings that are not considered material at this time.

CAMBREX CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following significant events occurred during the second quarter of 2009:

•	Sales decreased 9.8% on a reported basis compared to second quarter 2008. Sales, excluding currency impact, increased 2.1%, or $1,400.
•	Gross margins increased on a reported basis to 32.9% from 29.9% in the second quarter of 2008. Gross margin, excluding currency impact, increased to 30.8% versus 29.9% in the second quarter 2008.
•	Selling, general and administrative expenses decreased to 14.3% of sales from 17.2% of sales in the second quarter 2008.
•	Operating profit improved to $8,976 from $5,572 in the second quarter 2008.
•	Debt, net of cash was $82,979 at the end of the second quarter 2009, a $12,304 improvement during the quarter as a result of higher cash flows from operating activities.

Results of Operations

Comparison of Second Quarter 2009 versus Second Quarter 2008

Gross sales in the second quarter 2009 of $59,766 were $6,460 or 9.8% below the second quarter 2008.  Excluding an 11.9% unfavorable impact of foreign exchange, reflecting a stronger U.S. dollar, sales increased 2.1%.  The increase is primarily due to the timing of orders related to two active pharmaceutical ingredients (“APIs”) manufactured under long term supply agreements and an API that incorporates the Company’s polymeric drug delivery technology.  Partially offsetting these increases were lower sales of generic APIs and feed additives.  Custom development revenues and controlled substances were flat quarter over quarter.

The following table reflects sales by geographic area for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,
	2009	2008

North America	$16,437	$24,449
Europe	39,000	37,146
Asia	2,269	3,616
Other	2,060	1,015
Total gross sales	$59,766	$66,226

Gross margins increased to 32.9% in the second quarter 2009 from 29.9% in the second quarter 2008.  Favorable product mix and cost reductions at the sites were the main drivers of the higher margins.  This was offset by lower volume and pricing of generic APIs.  Gross margins were favorably impacted 2.1% due to foreign currency exchange.

Selling, general and administrative expenses of $8,546 or 14.3% of gross sales in the second quarter 2009 decreased from $11,410, or 17.2% in the second quarter 2008. The decrease in expense is due mainly to lower personnel costs and professional fees at the corporate office, cost savings at the operating sites and a favorable impact from foreign currency.

Results of Operations (continued)

Comparison of Second Quarter 2009 versus Second Quarter 2008 (continued)

Research and development (“R&D”) expenses of $2,161 were 3.6% of gross sales in the second quarter 2009, compared to $1,917 or 2.9% of gross sales in the second quarter 2008.  The increase is primarily due to higher costs related to the development of new products and technology platforms.

Restructuring expenses for the second quarter 2008 were $514, consisting of rent and related costs at the New Jersey R&D facility and costs associated with the restructuring of the corporate office.

Strategic alternative costs for the second quarter 2008 were $398, consisting of costs associated with a project to streamline the Company’s legal structure, change-in-control benefits and costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the 2007 divestiture of the businesses that comprised the Bioproducts and Biopharma segments.

Operating profit in the second quarter 2009 was $8,976 compared to $5,572 in the second quarter 2008.  The results reflect higher gross margins and lower operating expenses at the corporate office and operating sites.

Net interest expense was $1,142 in the second quarter 2009 compared to $640 in the second quarter 2008.  The change is due primarily to lower capitalized interest of $255 in the second quarter 2009 versus $739 in the second quarter 2008.  Second quarter 2009 results reflect higher average debt partially offset by lower interest rates compared to the second quarter 2008.  Interest income was $112 lower in the second quarter 2009 compared to the same period last year as a result of lower interest rates.  The average interest rate on debt was 4.0% in the second quarter 2009 versus 4.2% in the second quarter 2008.

The effective tax rate for the second quarter 2009 was 30.7% compared to 62.0% in the second quarter 2008. The tax provision in the second quarter 2009 was $2,416 compared to $2,997 in the second quarter 2008.  The decline is due to changes in the geographic mix of pre-tax earnings and the enactment of reduced tax rates in Sweden.  The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized.  As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

Net income in the second quarter 2009 was $5,459, or $0.19 per diluted share, versus $1,836, or $0.06, per diluted share in the same period a year ago.

Comparison of First Six Months 2009 versus First Six Months 2008

Gross sales for the first six months of 2009 of $119,766 were $8,166 or 6.4% below the first six months of 2008.  Excluding an 11.7% unfavorable impact of foreign exchange, reflecting a stronger U.S. dollar in the first six months of 2009 versus 2008, sales were 5.3% higher than the same period last year.  The increase is primarily due to the timing of orders related to two APIs manufactured under long term supply agreements and an API that incorporates the Company’s polymeric drug delivery technology.  Partially offsetting these increases were lower sales of generic APIs and feed additives.  Custom development revenues and controlled substances were slightly higher comparing the same period last year.

Results of Operations (continued)

Comparison of First Six Months 2009 versus First Six Months 2008 (continued)

The following table reflects sales by geographic area for the six months ended June 30, 2009 and 2008:

	2009	2008

North America	$38,454	$45,735
Europe	72,491	71,882
Asia	4,790	7,187
Other	4,031	3,128
Total gross sales	$119,766	$127,932

Gross margins decreased slightly to 32.4% in the first six months of 2009 compared to 32.6% in the first six months of 2008.  The decrease in margins is mainly due to lower production volumes resulting in lower absorption of overhead costs into inventory, and lower pricing related to our generics products.  Gross margins were favorably impacted 4.0% due to foreign currency exchange.

Selling, general and administrative expenses of $17,594 or 14.7% of gross sales in the first six months of 2009 decreased from $22,744 or 17.8% in the first six months of 2008.  The decrease in expense is due primarily to lower administration expenses related to personnel costs at the corporate office and the impact of foreign currency exchange partially offset by higher legal fees.

R&D expenses of $3,898 or 3.3% of gross sales in the first six months of 2009 compared to $4,173 or 3.3% of gross sales in the first six months of 2008.  The decrease is primarily due to the increased utilization of certain R&D personnel on revenue-generating custom development projects resulting in these costs being classified as either inventory or cost of goods sold primarily during the first quarter of 2009.

Restructuring expenses for the first six months of 2008 were $1,148, consisting of rent and related costs at the New Jersey R&D facility and costs associated with the restructuring of the corporate office.

Strategic alternative costs for the first six months of 2008 were $575, consisting of costs associated with a project to streamline the Company’s legal structure, change-in-control benefits and costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the 2007 divestiture of the businesses that comprised the Bioproducts and Biopharma segments.

Operating profit in the first six months of 2009 was $17,324 compared to $13,100 in the first six months of 2008.  The results reflect lower administrative expenses at the corporate office and lower strategic alternative and restructuring costs partially offset by lower gross profit.

Net interest expense was $2,299 in the first six months of 2009 compared to $1,346 in the first six months of 2008.  The change is due primarily to lower capitalized interest of $489 in the first months of 2009 versus $1,343 in the first six months of 2008.  The first six months of 2009 results reflect higher average debt partially offset by lower interest rates compared to the first six months of 2008.  The average interest rate on debt was 4.1% in the first six months of 2009 versus 4.7% in the first six months of 2008.

Results of Operations (continued)

Comparison of First Six Months 2009 versus First Six Months 2008 (continued)

The effective tax rate for the first six months of 2009 was 32.6% compared to 48.4% in the first six months of 2008.  The tax provision in the first six months of 2009 was $4,936 compared to $5,698 in the first six months of 2008.  The decline is due to changes in the geographic mix of pre-tax earnings and the enactment of reduced tax rates in Sweden.  The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized.  As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

In July 2009, one of the Company’s foreign subsidiaries received a preliminary report from the local taxing authority related to an audit of the subsidiary’s 2006 tax return disallowing certain intercompany transactions for 2006 and the benefits related to a transaction initiated in 2003.  The Company expects to receive a formal assessment prior to December 31, 2009.  Until the Company receives an assessment, it is difficult to estimate any potential liability with certainty.  The Company believes it is possible that an assessment, excluding penalties, could be levied against this subsidiary for up to $7,000 based upon the preliminary report.  The Company believes it has support for its positions and intends to defend itself, although it is too early at this time to predict the outcome of this process.

Net income for the first six months of 2009 was $10,197, or $0.35 per diluted share, versus $6,082, or $0.21 per diluted share, in the same period a year ago.

Liquidity and Capital Resources

Cash and cash equivalents increased $7,781 in the first six months of 2009.   During the first six months of 2009, cash provided by operations was $14,063 versus cash used in operations of $11,934 in the same period a year ago.  The increase in cash flows from operations in the first six months of 2009 versus the first six months of 2008 is due primarily to the reduced pay down of year end accruals, including change-in-control payments and better inventory management.

Cash flows in the first six months of 2009 related to capital expenditures were $6,359 compared to $16,460 in 2008.  The majority of the funds in 2009 were used for a new mid-scale Pharma manufacturing facility in Karlskoga, Sweden which was substantially completed as of March 31, 2009, and capital improvements to existing facilities.  The majority of the funds in 2008 were used for the new mid-scale Pharma manufacturing facility in Karlskoga, Sweden, an API purification facility in Milan, Italy and capital improvements to existing facilities.

Cash flows used in financing activities in the first six months of 2009 was $538 compared to cash provided by financing activities of $14,024 in the same period a year ago.  Cash outflows related to 2009 represent net pay down of debt and cash inflows related to 2008 represent net borrowings used for domestic operations, capital expenditures and payments related to certain accruals.

Many of Cambrex’s contracts are short-term in duration.  As a result, the Company must continually replace its contracts with new contracts to sustain its revenue.  In addition, certain of the Company’s long-term contracts may be cancelled or delayed by clients for any reason upon notice.  The Company currently has a long-term sales contract that accounts for approximately 10% of annual sales that is scheduled to expire at the end of 2013.  There is no guarantee that this contract will be renewed.  The Company also has a contract for certain drug delivery products that accounted for nearly 4% of annual sales in 2008 that expires in September 2009.  The Company has received notification that its customer has filed an opposition to the Company’s patent in the European Union related to the products sold under this contract. The customer is also seeking a patent for a competing product in certain jurisdictions including the European Union. The Company currently believes it has enforceable intellectual property rights and depending on the outcome of on-going negotiations, it intends to enforce these rights as necessary. While the outcome of these actions is uncertain, should the customer’s opposition or patent application be successful, it could unfavorably impact contract renewal negotiations including, among other things, terms related to sales volumes and pricing compared to the existing contract.  Should the Company and its customer negotiate a new contract and avoid litigation related to intellectual property rights, it is expected that volumes and pricing will be lower than the current arrangement.

Results of Operations (continued)

Liquidity and Capital Resources (continued)

The Company believes that cash flows from operations along with funds available from a revolving line of credit will be adequate to meet the operational and debt servicing needs of the Company, but no assurances can be given that this will continue to be the case, especially in light of the recent unprecedented volatility in worldwide credit markets.  The Company was in compliance with all financial covenants at June 30, 2009.

Impact of Recent Accounting Pronouncements

Fair Value Measurements

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157 “Fair Value Measurements” related to nonfinancial assets and nonfinancial liabilities effective January 1, 2009.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  This statement applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value.   The standard does not expand the use of fair value to any new circumstances.  The effect of adopting this pronouncement did not have a material impact on the Company’s financial position or results of operations.

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

Impact of Recent Accounting Pronouncements (continued)

Subsequent Events

The Company adopted FASB Statement No. 165 “Subsequent Events” (“FAS 165”) effective June 30, 2009.  This statement establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The effect of adopting this pronouncement did not have a material impact on the Company’s financial position or results of operations.

FASB Accounting Standards Codification and the Hierarchy of GAAP

In June 2009, the FASB issued Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“FAS 168”).  This statement provides for the FASB Accounting Standards Codification to become the single official source of authoritative, nongovernmental U.S. GAAP.  FAS 168 does not change GAAP but reorganizes the literature.  This statement is effective for interim and annual periods ending after September 15, 2009.

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

There has been no significant change in the Company’s exposure to market risk during the first six months of 2009.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.

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

We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.  The Company’s management has concluded that the financial statements included in this Form 10-Q are a fair presentation in all material respects of the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended June 30, 2009.

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

Many of Cambrex’s contracts are short-term in duration.  As a result, the Company must continually replace its contracts with new contracts to sustain its revenue.  In addition, certain of the Company’s long-term contracts may be cancelled or delayed by clients for any reason upon notice.  The Company currently has a long-term sales contract that accounts for approximately 10% of annual sales that is scheduled to expire at the end of 2013.  There is no guarantee that this contract will be renewed.  The Company also has a contract for certain drug delivery products that accounted for nearly 4% of annual sales in 2008 that expires in September 2009.  The Company has received notification that its customer has filed an objection to the Company’s patent in the European Union related to the products sold under this contract. The customer is also seeking a patent for a competing product in certain jurisdictions including the European Union. The Company currently believes it has enforceable intellectual property rights and depending on the outcome of on-going negotiations, it intends to enforce these rights as necessary. While the outcome of these actions is uncertain, should the customer’s objection or patent application be successful, it could unfavorably impact contract renewal negotiations including, among other things, terms related to sales volumes and pricing compared to the existing contract.  Should the Company and its customer negotiate a new contract and avoid litigation related to intellectual property rights, it is expected that volumes and pricing will be lower than the current arrangement.

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

Refer to Note 12 for a discussion of the Company’s environmental and legal matters.

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

Refer to Note 12 for a discussion of the Company’s environmental and legal matters.

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

The Company has a $200,000 revolving credit facility of which $123,300 was outstanding at June 30, 2009.  This facility expires in April of 2012.  If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the credit facility, it will be in default.  This current debt arrangement requires the Company to comply with specified financial ratios. The Company’s ability to comply with these ratios may be affected by events beyond its control.

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

There are a number of risks arising from the Company’s international business, including:

•	the possibility that unfriendly nations or groups could boycott its products;

•	general economic and political conditions in the markets in which it operates;

•	potential increased costs associated with overlapping tax structures;

•	more limited protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	the difficulties of compliance with a wide variety of foreign laws and regulations;

•	longer accounts receivable cycles in certain foreign countries; and

•	import and export licensing requirements.

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

Under U.S. GAAP, the Company is required to evaluate goodwill for impairment at least annually.  If the Company determines that the fair value is less than the carrying value, an impairment loss will be recorded in the Company’s statement of operations.  The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed.  If the Company’s projected long-term sales growth rate, profit margins or terminal rate are considerably lower and/or the assumed weighted average cost of capital is considerably higher, future testing may indicate impairment and the Company would have to record a non-cash goodwill impairment loss in its statement of operations.

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

If the New York Stock Exchange (“NYSE”) does not permanently propose and receive approval from the SEC for revised listing standards relating to market capitalization and shareholders’ equity, the Company may no longer be in compliance with the NYSE continued listing requirements.

The NYSE received approval from the SEC for a pilot program effective retroactively to May 12, 2009 lowering the listing standards for shareholders’ equity and 30 day average market capitalization to $50,000 each.  The pilot program is effective through October 31, 2009.  The NYSE had indicated that it intends to make a rule filing with the SEC prior to October 31, 2009 to make this a permanent continued listing standard.  If the NYSE fails to make this rule filing or if the SEC declines to approve this permanent listing standard then the Company may no longer be in compliance with the continued listing standard after October 31, 2009.

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

All facilities and manufacturing techniques used for manufacturing products for clinical use or for commercial sale in the United States must be operated in conformity with current Good Manufacturing Practices (“cGMP”) regulations as required by the FDA and other comparable regulatory authorities in other countries and for certain products, the Drug Enforcement Agency.  The Company’s facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products.  A finding that the Company had materially violated these requirements could result in regulatory sanctions, the loss of a customer contract, the disqualification of data for client submissions to regulatory authorities and a mandated closing of the Company’s facilities.  Any such violations would have a material adverse effect on the Company’s business.  Cambrex’s customers are typically subject to the same, or similar, regulations and any such violations or other actions by regulatory agencies, including, but not limited to, plant shutdowns or product recalls that eliminate or reduce the Company’s sale of its products or services could negatively impact the Company’s business.

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

Item 6.	Exhibits

1.	Exhibit 31.1 – Section 302 Certification Statement of the Chief Executive Officer.
2.	Exhibit 31.2 – Section 302 Certification Statement of the Chief Financial Officer.
3.	Exhibit 32 – Section 906 Certification Statements of the Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBREX CORPORATION

By	/s/ Gregory P. Sargen
Gregory P. Sargen
Vice President and Chief Financial Officer
(On behalf of the Registrant and as the
Registrant's Principal Financial Officer)

Dated:  August 5, 2009