Form 10-Q
period 2009-09-30
CAMBREX CORP
filed 2009-11-04
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2009

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _______________
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

As of October 31, 2009, there were 29,285,406 shares outstanding of the registrant’s Common Stock, $.10 par value.

CAMBREX CORPORATION AND SUBSIDIARIES

Form 10-Q

For The Quarter Ended September 30, 2009

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,345	$32,540
Trade receivables, net	37,466	36,685
Inventories, net	61,341	61,133
Prepaid expenses and other current assets	9,193	8,798
Total current assets	153,345	139,156

Property, plant and equipment, net	166,303	161,500
Goodwill	36,838	35,374
Other non-current assets	4,661	5,042

Total assets	$361,147	$341,072
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,167	$19,700
Accrued expense and other current liabilities	35,566	45,080
Total current liabilities	51,733	64,780

Long-term debt	124,000	123,800
Deferred income tax	17,774	16,138
Accrued pension and postretirement benefits	45,707	44,165
Other non-current liabilities	16,537	17,403
Total liabilities	255,751	266,286

Stockholders' equity:

Common stock, $.10 par value; authorized 100,000,000, issued 31,406,778 shares at respective dates	3,140	3,140
Additional paid-in capital	100,132	99,881
Retained earnings	25,113	11,960
Treasury stock, at cost, 2,129,361 and 2,224,613 shares at respective dates	(18,177)	(19,014)
Accumulated other comprehensive loss	(4,812)	(21,181)

Total stockholders' equity	105,396	74,786

Total liabilities and stockholders' equity	$361,147	$341,072

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(in thousands, except per-share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Gross sales	$57,802	$56,508	$177,568	$184,440
Allowances and rebates	285	193	623	1,137
Net sales	57,517	56,315	176,945	183,303
Other revenues	(1,147)	1,977	(262)	1,792
Net revenues	56,370	58,292	176,683	185,095
Cost of goods sold	39,422	42,057	120,919	127,120
Gross profit	16,948	16,235	55,764	57,975
Operating expenses:
Selling, general and administrative expenses	9,295	8,767	26,889	31,511
Research and development expenses	2,026	1,772	5,924	5,945
Restructuring expenses	-	321	-	1,469
Strategic alternative costs	-	833	-	1,408
Total operating expenses	11,321	11,693	32,813	40,333

Operating profit	5,627	4,542	22,951	17,642

Other expenses/(income):
Interest expense, net	1,111	956	3,410	2,302
Other (income)/expenses, net	(31)	485	(139)	459

Income before income taxes	4,547	3,101	19,680	14,881

Provision for income taxes	1,584	304	6,520	6,002
Net income	$2,963	$2,797	$13,160	$8,879

Earnings per share of common stock:
Basic	$0.10	$0.10	$0.45	$0.31
Diluted	$0.10	$0.10	$0.45	$0.31

Weighted average shares outstanding:
Basic	29,253	29,163	29,225	29,096
Effect of dilutive stock based compensation	50	15	24	5
Diluted	29,303	29,178	29,249	29,101

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$13,160	$8,879
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	14,774	16,115
Increase in inventory reserve	2,514	3,763
Stock based compensation included in net income	988	1,665
Other	90	1,034
Changes in assets and liabilities:
Trade receivables	833	17,102
Inventories	135	(14,975)
Prepaid expenses and other current assets	(518)	(237)
Accounts payable and other current liabilities	(12,450)	(33,203)
Other non-current assets and liabilities	30	(3,045)
Net cash provided by/(used in) operating activities	19,556	(2,902)

Cash flows from investing activities:
Capital expenditures	(9,651)	(22,908)
Acquisition of business, net of cash	-	(1,284)
Other investing activities	57	-
Net cash used in investing activities	(9,594)	(24,192)

Cash flows from financing activities:
Long-term debt activity (including current portion):
Borrowings	19,700	55,800
Repayments	(19,500)	(36,416)
Other financing activities	(44)	44
Net cash provided by financing activities	156	19,428
Effect of exchange rate changes on cash and cash equivalents	2,687	(1,649)
Net increase/(decrease) in cash and cash equivalents	12,805	(9,315)
Cash and cash equivalents at beginning of period	32,540	38,488
Cash and cash equivalents at end of period	$45,345	$29,173

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

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected for the full year.

(2)	Impact of Recently Issued Accounting Pronouncements

Fair Value Measurements

The Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement “Fair Value Measurements” related to nonfinancial assets and nonfinancial liabilities effective January 1, 2009.  This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value.   The standard does not expand the use of fair value to any new circumstances.  The effect of adopting this pronouncement did not have a material impact on the Company’s financial position or results of operations.

Disclosures about Derivative Instruments and Hedging Activities

The Company adopted the FASB’s Statement “Disclosures about Derivative Instruments and Hedging Activities” effective January 1, 2009.  This statement requires enhanced disclosures about derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement also encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The effect of adopting this pronouncement did not have an impact on the Company’s financial position or results of operations.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This statement provides guidance on additional disclosures about plan assets of a defined benefit pension or other postretirement plan.  This statement is effective for fiscal years ending after December 15, 2009.  Upon initial application, the provisions of this pronouncement are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the disclosure requirements of this new statement.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(2)	Impact of Recently Issued Accounting Pronouncements (continued)

Subsequent Events

The Company adopted the FASB’s Statement “Subsequent Events” effective June 30, 2009.  This statement establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The effect of adopting this pronouncement did not have a material impact on the Company’s financial position or results of operations.

FASB Accounting Standards Codification and the Hierarchy of GAAP

The Company adopted the FASB’s Statement “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” effective September 30, 2009.  This statement provides for the FASB Accounting Standards Codification to become the single official source of authoritative, nongovernmental U.S. GAAP.  This statement does not change GAAP but reorganizes the literature.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued “Fair Value Measurements and Disclosures —Measuring Liabilities at Fair Value.”  This update provides amendments to “Fair Value Measurements and Disclosures – Overall”, for the fair value measurement of liabilities.  This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available, how to estimate the fair value of a liability and how to determine the quoted price.  The amendments in this update reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  This update is effective for the first reporting period beginning after issuance.  The Company is currently evaluating the potential impact of this update.

Revenue Arrangements with Multiple Deliverables

In September 2009, the Emerging Issues Task Force (“EITF”) issued “Revenue Arrangements with Multiple Deliverables.”  This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  This issue will supersede EITF 00-21 “Revenue Arrangements with Multiple Deliverables.”  This issue eliminates the use of the residual value method for determining allocation of arrangement consideration; and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence can not be determined.  This issue also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this issue.  In addition, for each reporting period in the initial year of adoption, this issue requires disclosure of the amount of revenue recognized subject to the measurement requirements of this issue and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements of Issue 00-21.  This issue is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010.  Early adoption is permitted.  The Company is currently evaluating the potential impact of this issue.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(3)	Stock Based Compensation

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for stock options granted to employees during the nine months ended September 30, 2009 and 2008 was $1.48 and $1.88, respectively.

For the three months ended September 30, 2009 and 2008, the Company recorded $104 and $129, respectively, in selling, general and administrative expenses for stock options, which, in 2008, includes $23 recorded in strategic alternative costs as a result of a modification to previous stock option awards related to a special dividend declared in 2007.  For the nine months ended September 30, 2009 and 2008, the Company recorded $416 and $434, respectively, in selling, general and administrative expenses for stock options, which in 2008, includes $136 for the acceleration of stock options previously awarded to the former CEO and $76 recorded in strategic alternative costs as a result of a modification to previous stock option awards related to a special dividend declared in 2007.  As of September 30, 2009, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $1,219.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.9 years.

For the three months ended September 30, 2009 and 2008, the Company recorded $135 and $208, respectively, in selling, general and administrative expenses for restricted stock awards.  For the nine months ended September 30, 2009 and 2008, the Company recorded $520 and $1,121, respectively, in selling, general and administrative expenses for restricted stock awards, which includes $461 in 2008 for the acceleration of restricted stock previously awarded to the former CEO.  As of September 30, 2009 the total compensation cost related to unvested restricted stock granted, but not yet recognized was $456.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.9 years.

The following table is a summary of the Company’s stock option activity issued to employees and related information:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2009	1,590,869	$14.07
Granted	20,000	$4.17
Forfeited or expired	(2,000)	$12.97
Outstanding at March 31, 2009	1,608,869	$13.27
Granted	2,500	$2.45
Forfeited or expired	(52,450)	$21.21
Outstanding at June 30, 2009	1,558,919	$12.98
Forfeited or expired	(9,550)	$9.78
Outstanding at September 30, 2009	1,549,369	$13.00

Exercisable at September 30, 2009	799,013	$20.29

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(3)	Stock Based Compensation (continued)

The aggregate intrinsic value for all stock options outstanding as of September 30, 2009 was $1,200.  The aggregate intrinsic value for all stock options exercisable as of September 30, 2009 was $98.

A summary of the Company’s nonvested stock options and restricted stock as of September 30, 2009 and changes during the three and nine months ended September 30, 2009, are presented below:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2009	833,819	$5.55	143,327	$13.38
Granted	20,000	$4.17	16,182	$2.23
Vested during period	(375)	$7.71	(31,753)	$12.31
Nonvested at March 31, 2009	853,444	$5.51	127,756	$12.24
Granted	2,500	$2.45	8,532	$4.22
Vested during period	(65,625)	$5.59	(7,596)	$4.74
Forfeited	(875)	$11.21	(655)	$17.02
Nonvested at June 30, 2009	789,444	$5.49	128,037	$12.12
Granted	-	-	5,814	$6.20
Vested during period	(32,989)	$11.05	(38,572)	$13.35
Forfeited	(6,099)	$6.92	(1,515)	$15.45
Nonvested at September 30, 2009	750,356	$5.24	93,764	$11.20

(4)	Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009, are as follows:

Balance as of January 1, 2009	$35,374
Translation effect	1,464
Balance as of September 30, 2009	$36,838

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(5)	Income Taxes

The Company recorded tax expense of $1,584 and $6,520 in the three and nine months ended September 30, 2009, respectively, compared to $304 and $6,002 in the three and nine months ended September 30, 2008, respectively.  The increase is due to changes in the geographic mix of pre-tax earnings, the enactment of reduced tax rates in Sweden and tax benefits related to the favorable resolution of certain tax matters in the three and nine months ended September 30, 2008.

The Company maintains a full valuation allowance against its domestic, and certain foreign, deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these deferred tax assets would be realized.  As such, improvements in pre-tax income in the future, within these jurisdictions where the Company maintains a valuation allowance, may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

As of January 1, 2009 the Company had approximately $1,697 of unrecognized tax benefits, excluding gross interest and penalties.  During the three and nine months ended September 30, 2009, the Company increased its unrecognized tax benefits by $61 and $178, respectively, for current year positions and foreign currency translation.  Of the total balance of unrecognized tax benefits at September 30, 2009 $1,145, if recognized, would affect the effective tax rate.

In the next twelve months the Company may decrease the reserve for unrecognized tax benefits for intercompany transactions by approximately $250 mainly due to the expiration of a statute of limitation period.  This item would impact the income tax provision.

In September 2008 the Company was selected for a random IRS examination for tax year 2006.  The examination is in process and no adjustments have been proposed to date.  Tax years 2007 and forward remain open to examination within the U.S.  The Company is also subject to exams in its significant non-U.S. jurisdictions for 2004 and 2007 forward.

The Company is also subject to audits in various states for various years in which it has filed income tax returns.  In June 2009 the Company finalized a New Jersey examination of its open tax years, with no material adjustments.  Previous state audits have resulted in immaterial adjustments.  Open years for the majority of states where the Company files are 2006 and forward.

In July 2009, the Company’s Italian subsidiary received a preliminary report from the local taxing authority related to an audit of the subsidiary’s 2006 tax return.  This report challenged the deductibility of certain intercompany transactions for 2006 and the benefits related to a transaction initiated in 2003.  In October 2009, the Company formally responded to the preliminary report. The Company expects the tax authority to either respond in the Company’s favor, or issue a formal assessment prior to December 31, 2009 based upon the merits of the Company’s response.  If the tax authority were to disagree with the Company’s position on these issues, the Company estimates an assessment, excluding penalties, could be levied against this subsidiary for up to $7,000 based upon the preliminary report.  Although it is early in the process at this time, the Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes its reserves are adequate, and intends to defend itself.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(5)	Income Taxes (continued)

In September 2009, the Company’s Swedish subsidiary was examined by the local taxing authority. The tax authority has questioned certain significant intercompany balances and transactions.  The Company expects to file a response to the inquiry in November 2009.  The Company expects it to take several months before a formal audit report is issued.  If the tax authority were to disagree with the Company’s position on these issues, the Company estimates the preliminary assessment would be less than $2,000. Although it is early in the process at this time, the Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes its reserves are adequate, and intends to defend itself.

(6)	Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories at September 30, 2009 and December 31, 2008 consist of the following:

	September 30,	December 31,
	2009	2008

Finished goods	$22,967	$24,657
Work in process	23,320	22,372
Raw materials	11,376	10,688
Supplies	3,678	3,416
Total	$61,341	$61,133

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

Strategic alternative costs for the three and nine months ended September 30, 2008 were $833 and $1,408, respectively, consisting primarily of costs associated with the project to streamline the Company’s legal structure, change-in-control benefits, and costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the divestiture discussed above.

Restructuring Expenses

Corporate Office Restructuring

During 2007, the Company announced a plan to eliminate certain employee positions at the corporate office upon completion of the sale of the businesses that comprised the Bioproducts and Biopharma segments.  This plan included certain one-time benefits for terminated employees.  Costs related to this plan are recorded as restructuring expenses in the income statement.  For the three and nine months ended September 30, 2008, the Company recognized expense of $45 and $295, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(7)	Strategic Alternative Costs and Restructuring Expenses (continued)

Consolidation of Domestic Research and Development Activities

In December 2007, the Company consolidated its United States research and development (“R&D”) activities and small scale active pharmaceutical ingredient (“API”) production with its facility in Charles City, Iowa.  The restructuring reserve at December 31, 2008 consisted of the remaining lease payments and related costs under the Company’s current operating lease at the New Jersey R&D facility.  The operating lease expires in December 2010.  Costs related to this consolidation are recorded as restructuring expenses on the income statement.  For the three and nine months ended September 30, 2008 the Company recorded rent and related expenses of $276 and $1,174, respectively.

The following table reflects the activity related to the restructuring reserves through September 30, 2009:

	December 31, 2008	2009 Activity		September 30, 2009
	Reserve		Cash	Reserve
	Balance	Expense	Payments	Balance

Employee termination costs	$462	$-	$(403)	$59
Lease payments and related costs	3,021	-	(1,158)	1,863
Total	$3,483	$-	$(1,561)	$1,922

(8)	Derivatives and Hedging Activities

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

All forward contracts outstanding at September 30, 2009 have been designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives are not included in earnings but are included in accumulated other comprehensive (loss)/income (“AOCI”).  Changes in the fair value of the derivative instruments reported in AOCI will be reclassified into earnings as a component of product revenue when the forecasted transaction occurs.  The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company's financial results.

The notional amounts of foreign exchange forward contracts were $14,795 and $20,568 at September 30, 2009 and December 31, 2008, respectively.

The fair value of the Company’s forward contracts is a gain of $172 and is located under the caption “other current assets” on the balance sheet as of September 30, 2009.

The Company recognized a pre-tax gain in other comprehensive income from foreign exchange contracts of $897 and $850 for the three and nine months ended September 30, 2009, respectively.  The Company reclassified a pre-tax loss of $342 and $446 from AOCI into other revenue related to foreign exchange forward contracts for the three and nine months ended September 30, 2009, respectively.  Assuming current market conditions continue, the entire amount recorded in AOCI related to foreign exchange forward contracts is expected to be reclassed into other revenue within the next 12 months to reflect the fixed prices obtained from the forward contracts.

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt.  The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts.

All swap contracts outstanding at September 30, 2009 have been designated as cash flow hedges and, accordingly, changes in the fair value of derivatives are recorded each period in AOCI.  Changes in the fair value of the derivative instruments reported in AOCI will be reclassified into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company's financial results.

As of September 30, 2009, the Company had three interest rate swaps in place with an aggregate notional value of $60,000, at an average fixed rate of 4.48%, all with maturity dates of October 2010.  The Company’s strategy has been to cover a portion of its outstanding bank debt with interest rate protection.  At September 30, 2009, the coverage was approximately 48% of the Company’s variable interest rate debt.  At September 30, 2009 the Company had variable debt of $124,000, of which $60,000 is fixed by interest rate swaps.  Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions.  The fair value of these agreements was based on quoted market prices and was in a loss position of $2,559 at September 30, 2009.  This loss is reflected in the balance sheet under the caption “Accrued expense and other current liabilities.”

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(8)	Derivatives and Hedging Activities (continued)

The Company increased other comprehensive income by $340 and $981, respectively, related to interest rate swaps for the three and nine months ended September 30, 2009.  The Company reclassified a pre-tax loss of $643 and $1,865 from AOCI into interest expense related to interest rate swaps for the three and nine months ended September 30, 2009, respectively.  Assuming current market conditions continue, approximately $2,340 is expected to be reclassed out of AOCI into interest expense within the next 12 months.

(9)	Fair Value Measurements

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009 and December 31, 2008:

		Fair Value Measurements at September 30, 2009 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signifcant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forwards, assets	$172	$-	$172	$-
Interest rate swaps	(2,559)	-	(2,559)	-
Total	$(2,387)	$-	$(2,387)	$-

		Fair Value Measurements at December 31, 2008 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signifcant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forwards, assets	$808	$-	$808	$-
Foreign currency forwards, liabilities	(1,486)	-	(1,486)	-
Interest rate swaps	(3,541)	-	(3,541)	-
Total	$(4,219)	$-	$(4,219)	$-

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(9)	Fair Value Measurements (continued)

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

As of September 30, 2009, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the Company’s evaluation of its counterparties’ credit risks.

(10)	Comprehensive Income/(Loss)

The following table shows the components of comprehensive income/(loss) for the three and nine months ended September 30, 2009 and 2008:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$2,963	$2,797	$13,160	$8,879
Foreign currency translation	9,902	(24,022)	13,731	(11,018)
Unrealized gain/(loss) on hedging contracts, net of tax	1,006	(293)	1,826	(311)
Pension, net of tax	273	132	812	397
Total	$14,144	$(21,386)	$29,529	$(2,053)

(11)	Retirement Plans and Other Postretirement Benefits

Domestic Pension Plans

The components of net periodic pension cost for the Company’s domestic plans for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Components of net periodic benefit cost
Interest cost	$857	$878	$2,571	$2,634
Expected return on plan assets	(731)	(1,021)	(2,193)	(3,063)
Amortization of prior service costs	109	109	327	327
Recognized actuarial loss	136	24	408	72
Net periodic benefit cost	$371	$(10)	$1,113	$(30)

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(11)	Retirement Plans and Other Postretirement Benefits (continued)

The Company has a Supplemental Executive Retirement Plan for key executives.  This plan is non-qualified and unfunded.  Net periodic benefit costs for the three months ended September 30, 2009 and 2008 were $84 and $77, respectively.  Net periodic benefit costs for the nine months ended September 30, 2009 and 2008 were $252 and $231, respectively.

International Pension Plan

The components of net periodic pension cost for the Company’s international plan for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Components of net periodic benefit cost
Service cost	$121	$137	$363	$411
Interest cost	170	218	510	654
Recognized actuarial loss	30	33	90	99
Amortization of prior service cost	(1)	(2)	(3)	(6)

Net periodic benefit cost	$320	$386	$960	$1,158

Other Postretirement Benefits

Cambrex provides certain postretirement health and life insurance benefits to all eligible retired employees.  Such plans are self-insured and are not funded.  The net periodic benefit cost for the three months ended September 30, 2009 and 2008 was $8.  The net periodic benefit cost for the nine months ended September 30, 2009 and 2008 was $24.  See Note 13 for a discussion of subsequent events related to these benefits.

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

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites.  These accruals were $6,201 and $6,226 at September 30, 2009 and December 31, 2008, respectively.  The decrease in the accrual includes payments of $290 partially offset by increases to reserves of $100 and the impact of currency of $165.  Based upon available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where full remediation costs may not be estimable at the reporting date.

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

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and a proposed Remedial Action Work Plan (“RAW”) to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP subsequently rejected the RAW and requested additional investigative work at the site and that work is on-going.  The reserve was $1,177 at September 30, 2009 which is based on the initial remedial action plan.  The results of the additional investigative work may impact the remediation plan and costs.

Additionally, the Company has recorded a liability of $923 for the Cosan Carlstadt, New Jersey site based on the investigations completed to date and the proposed RAW submitted to the NJDEP for their approval.  The NJDEP has subsequently required the Company to perform additional investigative work prior to approval of the RAW.  The results of this additional investigative work may impact the remediation plan and costs.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former operating subsidiaries of the Company are considered PRPs at the Berry’s Creek Superfund Site in New Jersey.  The operating companies are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek Site.  The Company has joined the group of PRPs and filed a response to the USEPA agreeing to jointly negotiate to conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek Site.  The PRPs have engaged consultants to evaluate investigation and remedial alternatives and develop a method to allocate related costs among the PRPs.  As of September 30, 2009 the Company’s reserve was $309 to cover the initial phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is expected to take several years and at this time it is too early to predict the extent of any additional liabilities.

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

As of September 30, 2009, the reserve recorded on the books was $1,300 and represents the Company’s best estimate to complete both RODs.

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

Additionally, as permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's, director's or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that covers a portion of any potential exposure.  The Company currently believes the estimated fair value of its indemnification agreements is not material based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of September 30, 2009.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)

(12)	Contingencies (continued)

Cambrex's subsidiaries are party to a number of other proceedings that are not considered material at this time.

(13)	Subsequent Events

The Company has evaluated subsequent events through the issuance date of this Form 10-Q.

On October 29, 2009, the Company approved the termination, effective December 31, 2009, of certain post-retirement health and life insurance benefits previously provided to eligible retired employees.  The Company expects this decision will result in an increase to pre-tax income in the fourth quarter 2009 of approximately $1,500.

In October 2009, the Company was named in a lawsuit by the former owners of a business acquired in 2006 by the Company’s subsidiary.  The subsidiary was subsequently sold with the Bioproducts and Biopharma segments in 2007. The lawsuit alleges the Company and its codefendants failed to pay certain accelerated milestone payments that the Company estimates to be $4,800. The Company believes that it is entitled to indemnification from the purchasers of the Bioproducts and Biopharma segments for any potential costs, expenses and damages related to this lawsuit and therefore, has no reserve recorded as of September 30, 2009. Further, Cambrex believes that the complaint lacks merit and should it be necessary, the Company intends to vigorously defend against the lawsuit.

CAMBREX CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following significant events occurred during the third quarter 2009:

•	Sales increased 2.3% on a reported basis compared to third quarter 2008. Sales, excluding currency impact, increased 6.1%, or $3,459.
•	Gross margins increased on a reported basis to 29.3% from 28.7% in the third quarter 2008. Gross margin, excluding currency impact, increased to 32.0% in the third quarter 2009.
•	Operating profit improved to $5,627 from $4,542 in the third quarter 2008.
•	Debt, net of cash was $78,713 at the end of the third quarter 2009, a $4,330 improvement during the current quarter.

Results of Operations

Comparison of Third Quarter 2009 versus Third Quarter 2008

Gross sales in the third quarter 2009 of $57,802 were $1,294 or 2.3% above the third quarter 2008.  Excluding a 3.8% unfavorable impact of foreign exchange, reflecting a stronger U.S. dollar, sales increased 6.1%.  The increase is primarily due to higher volumes of an active pharmaceutical ingredient (“API”) used in the Company’s polymeric drug delivery technology, increased generic revenues resulting from the timing of orders and higher controlled substances and custom development revenues.  Partially offsetting these increases were lower sales of two APIs manufactured under long-term supply agreements and a feed additive for which a contract was terminated earlier in 2009.

The following table reflects sales by geographic area for the three months ended September 30, 2009 and 2008:

	Three months ended September 30,
	2009	2008

North America	$22,586	$19,465
Europe	30,765	33,029
Asia	2,592	1,041
Other	1,859	2,973
Total gross sales	$57,802	$56,508

Gross margins increased to 29.3% in the third quarter 2009 from 28.7% in the third quarter 2008.  Cost reductions and favorable product mix were the main drivers of the higher margins.  This was partially offset by lower pricing of generic APIs and an API manufactured under a long-term supply agreement.  Gross margins were unfavorably impacted 2.7% due to foreign currency exchange.

Selling, general and administrative expenses of $9,295 or 16.1% of gross sales in the third quarter 2009 increased from $8,767, or 15.5% in the third quarter 2008. The increase is a result of higher legal fees and personnel costs partially offset by a favorable impact of foreign currency.

Results of Operations (continued)

Comparison of Third Quarter 2009 versus Third Quarter 2008 (continued)

Research and development (“R&D”) expenses of $2,026 were 3.5% of gross sales in the third quarter 2009, compared to $1,772 or 3.1% of gross sales in the third quarter 2008.  The increase is primarily due to higher costs related to the development of new products and technology platforms.

Restructuring expenses for the third quarter 2008 were $321, the majority of which consists of rent and related costs associated with the closure of the New Jersey R&D facility.

Strategic alternative costs for the third quarter 2008 were $833, primarily consisting of costs associated with a project to streamline the Company’s legal structure.

Operating profit in the third quarter 2009 was $5,627 compared to $4,542 in the third quarter 2008.  Excluding restructuring expenses and strategic alternative costs of $1,154 recorded in 2008, operating profit was flat quarter over quarter.  An unfavorable impact of foreign currency and higher administrative spending mostly offset higher gross margins as discussed above.

Net interest expense was $1,111 in the third quarter 2009 compared to $956 in the third quarter 2008.  Third quarter 2009 results reflect lower interest income in the third quarter 2009 compared to the same period last year as a result of lower interest rates.  Higher average debt was mostly offset by lower interest rates during the quarter.  The average interest rate on debt was 3.6% in the third quarter 2009 versus 4.7% in the third quarter 2008.

The effective tax rate for the third quarter 2009 was 34.8% compared to 9.8% in the third quarter 2008. The tax provision in the third quarter 2009 was $1,584 compared to $304 in the third quarter 2008.  The increase is due to changes in the geographic mix of pre-tax earnings, the enactment of reduced tax rates in Sweden and tax benefits related to the favorable resolution of certain tax matters in the three months ended September 30, 2008.  The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred tax assets would be realized.  As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

Net income in the third quarter 2009 was $2,963, or $0.10 per diluted share, versus $2,797, or $0.10, per diluted share in the same period a year ago.

Comparison of First Nine Months 2009 versus First Nine Months 2008

Gross sales for the first nine months of 2009 of $177,568 were $6,872 or 3.7% below the first nine months of 2008.  Excluding an 8.3% unfavorable impact of foreign exchange, reflecting a stronger U.S. dollar in the first nine months of 2009 versus 2008, sales were 4.6% higher than the same period last year.  The increase is primarily due to higher volumes of an API used in the Company’s polymeric drug delivery technology, higher controlled substances, an API manufactured under a long-term supply agreement and custom development revenues.  Partially offsetting these increases were lower sales of generic APIs and a feed additive for which a contract was terminated earlier in 2009.

Results of Operations (continued)

Comparison of First Nine Months 2009 versus First Nine Months 2008 (continued)

The following table reflects sales by geographic area for the nine months ended September 30, 2009 and 2008:

	Nine months ending September 30,
	2009	2008

North America	$61,040	$65,200
Europe	103,256	104,911
Asia	7,382	8,228
Other	5,890	6,101
Total gross sales	$177,568	$184,440

Gross margins were flat at 31.4% in the first nine months of 2009 compared to the first nine months of 2008.  Gross margins were favorably impacted 2.5% due to foreign currency exchange.  Excluding the foreign currency impact, the decrease in margins is mainly due to lower pricing related to our generics products and an API manufactured under a long-term supply agreement.

Selling, general and administrative expenses of $26,889 or 15.1% of gross sales in the first nine months of 2009 decreased from $31,511 or 17.1% in the first nine months of 2008.  The decrease in expense is due primarily to lower spending at the operating sites and the impact of foreign currency exchange partially offset by higher legal fees.

R&D expenses were $5,924 or 3.3% of gross sales in the first nine months of 2009 compared to $5,945 or 3.2% of gross sales in the first nine months of 2008.  The results reflect the increased utilization of certain R&D personnel on revenue-generating custom development projects resulting in these costs being classified as either inventory or cost of goods offset by higher costs related to the development of new products and technology platforms.

Restructuring expenses for the first nine months of 2008 were $1,469, consisting of rent and related costs associated with the closure of the New Jersey R&D facility and costs associated with the restructuring of the corporate office.

Strategic alternative costs for the first nine months of 2008 were $1,408, consisting of costs associated with a project to streamline the Company’s legal structure, change-in-control benefits and costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the 2007 divestiture of the businesses that comprised the Bioproducts and Biopharma segments.

Operating profit in the first nine months of 2009 was $22,951 compared to $17,642 in the first nine months of 2008.  The results reflect lower administrative expenses at the operating sites, lower strategic alternative and restructuring costs and the favorable impact of foreign currency partially offset by lower gross profit.

Net interest expense was $3,410 in the first nine months of 2009 compared to $2,302 in the first nine months of 2008.  The first nine months of 2009 results reflect higher average debt partially offset by lower interest rates compared to the first nine months of 2008, lower interest income and lower capitalized interest.

Results of Operations (continued)

Comparison of First Nine Months 2009 versus First Nine Months 2008 (continued)

The average interest rate on debt was 3.9% in the first nine months of 2009 versus 4.9% in the first nine months of 2008.

The effective tax rate for the first nine months of 2009 was 33.1% compared to 40.3% in the first nine months of 2008.  The tax provision in the first nine months of 2009 was $6,520 compared to $6,002 in the first nine months of 2008.  The increase is due to changes in the geographic mix of pre-tax earnings, the enactment of reduced tax rates in Sweden and tax benefits related to the favorable resolution of certain tax matters in the nine months ended September 30, 2008.  The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred tax assets would be realized.  As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

In July 2009, the Company’s Italian subsidiary received a preliminary report from the local taxing authority related to an audit of the subsidiary’s 2006 tax return.  This report challenged the deductibility of certain intercompany transactions for 2006 and the benefits related to a transaction initiated in 2003.  In October 2009, the Company formally responded to the preliminary report. The Company expects the tax authority to either respond in the Company’s favor, or issue a formal assessment prior to December 31, 2009 based upon the merits of the Company’s response.  If the tax authority were to disagree with the Company’s position on these issues, the Company estimates an assessment, excluding penalties, could be levied against this subsidiary for up to $7,000 based upon the preliminary report.  Although it is early in the process at this time, the Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes its reserves are adequate, and intends to defend itself.

In September 2009, the Company’s Swedish subsidiary was examined by the local taxing authority. The tax authority has questioned certain significant intercompany balances and transactions.  The Company expects to file a response to the inquiry in November 2009.  The Company expects it to take several months before a formal audit report is issued.  If the tax authority were to disagree with the Company’s position on these issues, the Company estimates the preliminary assessment would be less than $2,000.  Although it is early in the process at this time, the Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes its reserves are adequate, and intends to defend itself.

Net income for the first nine months of 2009 was $13,160, or $0.45 per diluted share, versus $8,879, or $0.31 per diluted share, in the same period a year ago.

Liquidity and Capital Resources

Cash and cash equivalents increased $12,805 in the first nine months of 2009.   During the first nine months of 2009, cash provided by operations was $19,556 versus cash used in operations of $2,902 in the same period a year ago.  The increase in cash flows from operations in the first nine months of 2009 versus the first nine months of 2008 is due primarily to the unusually large cash payments required in 2008 related to change-in-control and restructuring payments, and better year to date inventory management during 2009.

Cash flows in the first nine months of 2009 related to capital expenditures were $9,651 compared to $22,908 in 2008.  The majority of the funds in 2009 were used for a new mid-scale Pharma manufacturing facility in Karlskoga, Sweden and capital improvements to existing facilities.  The majority of the funds in 2008 were used for the new facility in Karlskoga, Sweden, an API purification facility in Milan, Italy and capital improvements to existing facilities.

Results of Operations (continued)

Liquidity and Capital Resources (continued)

Cash flows provided by financing activities in the first nine months of 2009 was $156 compared to $19,428 in the same period a year ago.  Cash inflows in 2009 and 2008 related to net borrowings used for domestic operations, capital expenditures and payments related to certain accruals.

Many of Cambrex’s contracts are short-term in duration.  As a result, the Company must continually replace its contracts with new contracts to sustain its revenue.  In addition, certain of the Company’s long-term contracts may be cancelled or delayed by clients for any reason upon notice.  The Company currently has a long-term sales contract that accounts for approximately 10% of annual sales that is scheduled to expire at the end of 2013.  There is no guarantee that this contract will be renewed.  The Company also has a contract for certain drug delivery products that accounted for nearly 4% of annual sales in 2008 that expired in September 2009.  The Company has tentatively agreed on certain commercial terms for a new multi-year agreement and believes a final agreement will be signed.  However, should a new commercial agreement not be signed, it is likely that the parties will pursue certain legal actions to enforce their respective rights, specifically, the customer has filed an opposition to the Company’s patent in the European Union related to the products sold under this contract and is also seeking a patent for a competing product in certain jurisdictions including the European Union. The Company believes it has enforceable intellectual property rights and should a new agreement not be signed it intends to enforce these rights as necessary. While the outcome of these actions is uncertain, should the customer’s opposition or patent application be successful, it would unfavorably impact the Company’s sales volumes and pricing compared to the previous contract.

The Company believes that cash flows from operations along with funds available from a revolving line of credit will be adequate to meet the operational and debt servicing needs of the Company, but no assurances can be given that this will continue to be the case, especially in light of the recent unprecedented volatility in worldwide credit markets.  The Company was in compliance with all financial covenants at September 30, 2009.

Impact of Recent Accounting Pronouncements

Fair Value Measurements

The Company adopted the Financial Accounting Standards Board (“FASB”) Statement “Fair Value Measurements” related to nonfinancial assets and nonfinancial liabilities effective January 1, 2009.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  This statement applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value.   The standard does not expand the use of fair value to any new circumstances.  The effect of adopting this pronouncement did not have a material impact on the Company’s financial position or results of operations.

Disclosures about Derivative Instruments and Hedging Activities

The Company adopted the FASB’s Statement “Disclosures about Derivative Instruments and Hedging Activities” effective January 1, 2009.  This statement requires enhanced disclosures about derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement also encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The effect of adopting this pronouncement did not have an impact on the Company’s financial position or results of operations.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This statement provides guidance on additional disclosures about plan assets of a defined benefit pension or other postretirement plan.  This statement is effective for fiscal years ending after December 15, 2009.  Upon initial application, the provisions of this pronouncement are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the disclosure requirements of this new statement.

Subsequent Events

The Company adopted the FASB’s Statement “Subsequent Events” effective June 30, 2009.  This statement establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The effect of adopting this pronouncement did not have a material impact on the Company’s financial position or results of operations.

FASB Accounting Standards Codification and the Hierarchy of GAAP

The Company adopted the FASB’s Statement “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” effective September 30, 2009.  This statement provides for the FASB Accounting Standards Codification to become the single official source of authoritative, nongovernmental U.S. GAAP.  This statement does not change GAAP but reorganizes the literature.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued “Fair Value Measurements and Disclosures —Measuring Liabilities at Fair Value.”  This update provides amendments to “Fair Value Measurements and Disclosures – Overall”, for the fair value measurement of liabilities.  This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available, how to estimate the fair value of a liability and how to determine the quoted price.  The amendments in this update reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  This update is effective for the first reporting period beginning after issuance.  The Company is currently evaluating the potential impact of this update.

Revenue Arrangements with Multiple Deliverables

In September 2009, the Emerging Issues Task Force (“EITF”) issued “Revenue Arrangements with Multiple Deliverables.” This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  This issue will supersede EITF 00-21 “Revenue Arrangements with Multiple Deliverables.”  This issue eliminates the use of the residual value method for determining allocation of arrangement consideration; and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence can not be determined.  This issue also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this issue.  In addition, for each reporting period in the initial year of adoption, this issue requires disclosure of the amount of revenue recognized subject to the measurement requirements of this issue and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements of Issue 00-21.  This issue is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010.  Early adoption is permitted.  The Company is currently evaluating the potential impact of this issue.

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

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2009.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Many of Cambrex’s contracts are short-term in duration.  As a result, the Company must continually replace its contracts with new contracts to sustain its revenue.  In addition, certain of the Company’s long-term contracts may be cancelled or delayed by clients for any reason upon notice.  The Company currently has a long-term sales contract that accounts for approximately 10% of annual sales that is scheduled to expire at the end of 2013.  There is no guarantee that this contract will be renewed.  The Company also has a contract for certain drug delivery products that accounted for nearly 4% of annual sales in 2008 that expired in September 2009.  The Company has tentatively agreed on certain commercial terms for a new multi-year agreement and believes a final agreement will be signed.  However, should a new commercial agreement not be signed, it is likely that the parties will pursue certain legal actions to enforce their respective rights, specifically, the customer has filed an opposition to the Company’s patent in the European Union related to the products sold under this contract and is also seeking a patent for a competing product in certain jurisdictions including the European Union. The Company believes it has enforceable intellectual property rights and should a new agreement not be signed it intends to enforce these rights as necessary. While the outcome of these actions is uncertain, should the customer’s opposition or patent application be successful, it would unfavorably impact the Company’s sales volumes and pricing compared to the previous contract.

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

The Company has a $200,000 revolving credit facility of which $124,000 was outstanding at September 30, 2009.  This facility expires in April of 2012.  If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the credit facility, it will be in default.  This current debt arrangement requires the Company to comply with specified financial ratios. The Company’s ability to comply with these ratios may be affected by events beyond its control.

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

All facilities and manufacturing techniques used for manufacturing products for clinical use or for commercial sale in the United States must be operated in conformity with current Good Manufacturing Practices (“cGMP”) regulations as required by the FDA and other comparable regulatory authorities in other countries and for certain products, the Drug Enforcement Agency.  The Company’s facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products.  A finding that the Company had materially violated these requirements could result in regulatory sanctions including, but not limited to, the FDA withholding approval of new drug applications or supplements and the denial of entry into the U.S. of products manufactured at non-compliant foreign facilities, the loss of a customer contract, the disqualification of data for client submissions to regulatory authorities and a mandated closing of the Company’s facilities.  Any such violations would have a material adverse effect on the Company’s business.  Cambrex’s customers are typically subject to the same, or similar, regulations and any such violations or other actions by regulatory agencies, including, but not limited to, plant shutdowns or product recalls that eliminate or reduce the Company’s sale of its products or services could negatively impact the Company’s business.

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

Dated:  November 4, 2009