Form 10-K
period 2009-12-31
CAMBREX CORP
filed 2010-02-11
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes ☐.   No ☒.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐.   No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒.   No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐ The registrant is not yet subject to this requirement.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $119,178,870 as of June 30, 2009.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 31, 2010, there were 29,319,872 shares outstanding of the registrant's Common Stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2010 Annual Meeting are incorporated by reference into Part III of this Report.

CAMBREX CORPORATION AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2009

Index

PART I

Item 1  Business

General

Cambrex Corporation (the "Company" or "Cambrex"), a Delaware corporation, began business in December 1981.  Cambrex is a life sciences company that provides products and services that accelerate and improve the development and commercialization of new and generic therapeutics.  The Company primarily supplies its products and services worldwide to pharmaceutical and generic drug companies.  Cambrex has three operating segments, which are manufacturing facilities that have been aggregated as one reportable segment.  The Company's overall strategy is to: grow its portfolio of custom development projects, especially those in the later stages of the clinical trial process, secure long-term supply agreements to produce active pharmaceutical ingredients (“APIs”) and intermediates for newly approved drug products; expand sales of products and projects based on its proprietary technologies; and partner with generic drug companies to grow the Company’s extensive portfolio of generic APIs.  The Company also seeks to demonstrate excellence in regulatory compliance, environmental, health and safety performance, and customer service.

The Company uses a consistent business approach:

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

Market Overview and Growth Drivers

The Company participates in markets that serve the healthcare industry.  Customers include companies that discover and commercialize new small molecule human therapeutics using organic chemistry and generic drug companies.

The aging population, continued investment in healthcare research and drug development, and the necessity to develop life saving therapeutics to address unmet needs drives business growth in life sciences companies.  Aging "baby boomers" in the United States, Europe and Japan may provide an enormous healthcare opportunity.  This group typically has more education, a higher socio-economic level and higher demands for healthcare services than previous generations.

_____________
(dollars in thousands, except share data)

Index

Demand for Cambrex products and services is dependent upon some of its customers’ continuing access to financial resources to advance their research and development (“R&D”) projects for therapeutic candidates from the laboratory to the clinic, and eventually, to the patient.  Healthcare investment comes from a variety of sources.  Large pharmaceutical and biotechnology companies spend billions on drug discovery and development.  Macro-economic conditions can have an impact on the availability of funding for the Company’s customers, especially those customers dependent upon venture capital and other private sources of funding.

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

The market for human therapeutics is regulated by the Food and Drug Administration (“FDA”) in the United States and other regulatory agencies throughout the world.  These agencies oversee and regulate the development, manufacturing and commercialization process for APIs and regulated intermediates.  Excellent regulatory and quality systems are essential to serve the industry.

Asian competitors have increased their capabilities in drug substance manufacturing and finished dosage form drugs in recent years.  There has been a growing impact on the volumes sold of the Company’s niche products and the presence of these competitors in the market has resulted in downward pricing pressure on generic APIs and certain development services for clinical phase products.  Regulatory compliance and product quality may determine the long term impact of these competitors.

Development of the Business

The discussion below provides insight to the general development of our business, including the material acquisitions and dispositions of assets over the past five years.

In October 2006, the Company sold two businesses within the former Human Health segment for nominal consideration.  As a result of this transaction, these businesses are being reported as discontinued operations in all periods presented.

In February 2007, the Company completed the sale of the businesses that comprised the Bioproducts and Biopharma segments to Lonza for total cash consideration of $463,914, including working capital adjustments.  As a result of this transaction, these businesses are being reported as discontinued operations in all periods presented.

_____________
(dollars in thousands, except share data)

Index

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

The Company’s business is primarily comprised of the custom development and manufacture of pharmaceutical ingredients derived from organic chemistry.  Products and services are supplied globally to innovative and generic drug companies.  Products include APIs and advanced pharmaceutical intermediates.  Services include custom development and current Good Manufacturing Practices (“cGMP”) manufacturing services.

Products and services are sold to a diverse group of several hundred customers, with one customer, Gyma Laboratories of America, Inc. (“Gyma”), a distributor representing multiple customers, accounting for 11.5% of 2009 sales.  One product, a gastro-intestinal API sold to multiple customers, accounted for 12.7% of 2009 sales.  No one customer accounted for more than 10% of 2009 sales of this product.

This table summarizes gross sales by product groups:

	2009	2008	2007
APIs and pharmaceutical intermediates	$212,644	$220,722	$220,386
Other	23,633	28,896	32,188

Total	$236,277	$249,618	$252,574

The following table shows gross sales to geographic area for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
North America	$80,830	$86,631	$85,644
Europe	136,534	143,542	150,692
Asia	10,495	11,440	9,125
Other	8,418	8,005	7,113
Total	$236,277	$249,618	$252,574

Marketing and Distribution

The Company's products generally include higher value, low-to-medium volume niche products requiring significant technical expertise to develop and manufacture.  Marketing generally requires significant cooperative effort among a highly trained sales and marketing staff, a scientific staff that can assess the technical fit and estimate manufacturing economics, manufacturing and engineering staff to scale up the chemical process and business unit management to determine the strategic and operational fit.  The process to take a client's project from the clinical trial stage to a commercial, approved therapeutic may take from two to ten years.  The Company uses sales agents and independent distributors in those areas where they are deemed to be more effective or economical than direct sales efforts.

_____________
(dollars in thousands, except share data)

Index

Raw Materials

The Company uses a wide array of raw materials in its businesses.  For its products, the Company generally will attempt to have a primary and secondary supplier for its critical raw materials.  Prices for these raw materials are generally stable except for the petroleum-based solvents where prices can vary with market conditions.

Research and Development

The Company's R&D program is designed to increase the Company's competitiveness by improving its technology and developing processes for the manufacture of new products to meet customer requirements.  The goals are to introduce innovative and proprietary products, improve manufacturing processes to reduce costs, improve quality and increase capacity, to identify market opportunities that warrant significant technical expertise, and offer the prospects of a long-term, profitable business relationship.  R&D activities are performed at all of the Company's manufacturing facilities in both the United States and Europe.  Approximately 120 employees are at least partially involved in R&D activities worldwide.

In December 2007 the Company consolidated its United States R&D activities and small scale API production into its facility in Charles City, Iowa.  As a result of the consolidation, the New Jersey R&D facility was closed as of December 31, 2008.

The Company spent $7,929, $7,590 and $12,157 in 2009, 2008 and 2007, respectively, on R&D efforts.

Patents and Trademarks

The Company has patent protection covering certain products, processes and services.  In addition, the Company also relies on know-how and trade secrets (related to many of its manufacturing processes and techniques not generally known to other companies) for developing and maintaining its market position.  The Company currently owns 12 issued patents and has 8 patent applications pending in the United States and owns 26 patents and has 14 patent applications pending in foreign countries covering various technologies.  The Company seeks to protect its proprietary technology and prepares new patent applications as decisions are made to patent new inventions.

The patent rights the Company considers most significant to its business are the following: (i) U.S. Patent Nos. 6,828,336 and 6,586,449 and 26 foreign counterparts are part of its APIs and pharmaceutical intermediates product group, relate to its nicotine polacrilex resin products and methods of manufacturing and expire on May 28, 2022; (ii) U.S. Patent Nos. 7,172,885, 7,247,460, 7,264,952, 7,267,969, 7,276,360, and 7,319,027, are part of its APIs and pharmaceutical intermediates product group,  relate to thermostable omega-transaminases and expire on December 12, 2024; and (iii) U.S. Patent No. 6,025,516 is part of its APIs and pharmaceutical intermediates product group,  relates to a method of synthesizing the 13-position sidechain of the drug paclitaxel and its analogs and expires on October 14, 2018.

The Company's products and services are sold around the world under trademarks that are owned by the Company.  These include PROFARMACO, which is registered around the world as a word and design mark, and CAMOUFLAGE, which has been registered in Europe and is the subject of a United States trademark application.  Rights in these trademarks will exist at least as long as the Company continues to use each of these trademarks.

The Company has entered into a license agreement which gives the Company the exclusive rights to certain intellectual property, including know-how and technology, relating to the development and manufacture of chirally pure bulk actives.  The Company has also entered into a license agreement for the worldwide exclusive right to manufacture and sell a product that is part of its APIs and pharmaceutical intermediates product group.

_____________
(dollars in thousands, except share data)

Index

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

Known environmental matters which may result in liabilities to the Company and the related estimates and accruals are summarized in Note 18.

Present and Future Environmental Expenditures:  The Company’s policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations.  The Company believes it is in compliance with such requirements and has adequate professional staff and systems in place to remain in compliance.  In some cases, compliance can only be achieved by capital expenditures and the Company made capital expenditures of $2,211, $1,760 and $2,060 in 2009, 2008 and 2007, respectively, for environmental projects.  As the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related expenditures may increase.  The Company considers costs for environmental compliance to be a normal cost of doing business and includes such costs in pricing decisions.

Employees

At December 31, 2009, the Company had 854 employees worldwide (628 of whom were from international operations) compared with 856 employees at December 31, 2008 and 844 at December 31, 2007.

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

_____________
(dollars in thousands, except share data)

Index

Export and International Sales

The Company exports numerous products to various areas, principally Western Europe, Asia and Canada.  Export sales from the Company’s domestic operations in 2009, 2008 and 2007 amounted to $25,768, $24,602 and $28,821, respectively.  Sales from international operations were $151,759, $167,911, and $171,145 in 2009, 2008 and 2007, respectively.  Refer to Note 16.

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

The markets for the Company’s products are competitive and price sensitive.  The Company’s competitors may lower prices on products in the future and the Company may, in certain cases, respond by lowering its prices.  Conversely, failure to anticipate and respond to price competition may hurt Cambrex’s market share. Some of the Company’s competitors also have significant financial, operational, sales and marketing resources, and experience in R&D which may reduce the Company’s level of business.  Companies may develop new technologies that would compete with the Company’s products or render its products obsolete.  Several of Cambrex’s customers, especially those that buy its generic APIs, have internal capabilities similar to Cambrex’s.  In addition, demand for the Company’s products may weaken due to a reduction in R&D budgets, loss of distributors or other factors.

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

Many of Cambrex’s contracts are short-term in duration.  As a result, the Company must continually replace its contracts with new contracts to sustain its revenue.  In addition, certain of the Company’s long-term contracts may be cancelled or delayed by clients for any reason upon notice.  Multiple cancellations or non-renewals of significant contracts could materially impact the Company’s business.

_____________
(dollars in thousands, except share data)

Index

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

Refer to Note 18 for a discussion of the Company’s environmental and legal matters.

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

_____________
(dollars in thousands, except share data)

Index

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

The Company is also party to several environmental remediation investigations and cleanups and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites.

Refer to Note 18 for a discussion of the Company’s environmental and legal matters.

Potential product liability claims, errors and omissions claims in connection with services the Company performs and potential liability under indemnification agreements between the Company and its officers and directors could adversely affect the Company.

The Company manufactures products intended for use by the public.  These activities could expose the Company to risk of liability for personal injury or death to persons using such products, even though the Company does not presently market or sell the products to end users.  The Company seeks to reduce its potential liability through measures such as contractual indemnification provisions with customers (the scope of which may vary from customer-to-customer, and the performances of which are not secured), exclusion of services requiring diagnostic or other medical services, and insurance maintained by customers.  The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if the Company’s liability exceeds the amount of applicable insurance or indemnity.  In addition, the Company could be held liable for errors and omissions in connection with the services it performs.  The Company currently maintains product liability and errors and omissions insurance with respect to these risks.  There can be no assurance, however, that the Company’s insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to the Company.

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

_____________
(dollars in thousands, except share data)

Index

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

The Company has a $200,000 revolving credit facility of which $120,800 was outstanding at December 31, 2009.  This facility expires in April of 2012.  If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the credit facility, it will be in default.  This current debt arrangement requires the Company to comply with specified financial ratios. The Company’s ability to comply with these ratios may be affected by events beyond its control.

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

_____________
(dollars in thousands, except share data)

Index

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

_____________
(dollars in thousands, except share data)

Index

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

As a matter of course, the Company is regularly audited by federal, state, and foreign tax authorities.  From time to time, these audits result in proposed assessments.  In recent years, the Company utilized significant tax attributes in the form of foreign tax credits and U.S. net operating loss (“NOL”) carryforwards to reduce or eliminate potential tax expense related to the repatriation of funds into the U.S. resulting from the sale of the businesses that comprised the Bioproducts and Biopharma segments in 2007.  While the Company believes that it has adequately provided for any taxes related to these items, and taxes related to all other aspects of its business, any such assessments or future settlements may be materially different than it has provided.

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

_____________
(dollars in thousands, except share data)

Index

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

All facilities and manufacturing techniques used for manufacturing products for clinical use or for commercial sale in the United States must be operated in conformity with cGMP regulations as required by the FDA and other comparable regulatory authorities in other countries and for certain products, the Drug Enforcement Agency.  The Company’s facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products.  A finding that the Company had materially violated these requirements could result in regulatory sanctions including, but not limited to, the FDA withholding approval of new drug applications or supplements and the denial of entry into the U.S. of products manufactured at non-compliant foreign facilities, the loss of a customer contract, the disqualification of data for client submissions to regulatory authorities and a mandated closing of the Company’s facilities.  Any such violations would have a material adverse effect on the Company’s business.  Cambrex’s customers are typically subject to the same, or similar, regulations and any such violations or other actions by regulatory agencies, including, but not limited to, plant shutdowns or product recalls that eliminate or reduce the Company’s sale of its products or services could negatively impact the Company’s business.

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

_____________
(dollars in thousands, except share data)

Index

The following corporate governance documents are available free of charge on the Company’s website:  the charters of its Audit, Regulatory Affairs, Compensation and Governance Committees, its Corporate Governance Guidelines and its Code of Business Conduct and Ethics.  These corporate governance documents are also available in print to any stockholder requesting a copy from its corporate secretary at its principal executive offices.  Information contained on its website is not part of this report.  The Company will also post on its website any amendments to or waivers of its Code of Business Conduct and Ethics that relate to its Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

Item 1B	Unresolved Staff Comments

None.

Item 2	Properties.

Set forth below is information relating to manufacturing facilities owned by the Company as of December 31, 2009:

Operating
Location	Acreage	Subsidiary	Product Lines Manufactured

Charles City, Iowa	57 acres	Cambrex	APIs, Pharmaceutical Intermediates, Imaging
		Charles City, Inc.	Chemicals, Animal Health Products and Fine
Custom Chemicals

Karlskoga, Sweden	42 acres	Cambrex	APIs, Pharmaceutical Intermediates,
		Karlskoga AB	Imaging Chemicals and Fine Custom Chemicals

Paullo (Milan), Italy	13 acres	Cambrex	APIs and Pharmaceutical Intermediates
Profarmaco Milano S.r.l.

The Company leases 10,000 square feet in Tallinn, Estonia which has a lease term ending May 2014.  In addition, the Company owns a six acre site and buildings in North Haven, Connecticut, and a three acre site and buildings in Carlstadt, New Jersey.  The Company believes its operating facilities to be in good condition, well-maintained and adequate for its current needs.

In December 2007 the Company consolidated its United States R&D activities and small scale API production into its facility in Charles City, Iowa.  As a result of the consolidation, the Company’s New Jersey R&D facility was closed as of December 31, 2008.  The lease will continue through December 2010.

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

None

_____________
(dollars in thousands, except share data)

Index

PART II

Item 5	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $.10 par value is listed on the New York Stock Exchange (“NYSE”) under the symbol CBM.  The following table sets forth the closing high and low sales price of the common stock as reported on the NYSE:

2009	High	Low
First Quarter	$5.24	$1.50
Second Quarter	4.48	2.27
Third Quarter	6.51	3.89
Fourth Quarter	7.17	5.17

2008	High	Low
First Quarter	$10.96	$6.93
Second Quarter	7.28	5.51
Third Quarter	7.97	5.45
Fourth Quarter	6.14	2.45

As of January 29, 2010, the Company estimates that there were approximately 1,435 beneficial holders of the outstanding common stock of the Company.

2009 Equity Compensation Table

The following table provides information as of December 31, 2009 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

	Column (a)	Column (b)	Column (c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,756,699	$11.16	430,880
Equity compensation plans not approved by security holders	263,670	$12.02	17,150
Total	2,020,369	$11.27	448,030

The material features of the equity compensation plan under which equity securities are authorized for issuance that was adopted without stockholder approval are described below:

2000 Employee Performance Stock Option Plan

The 2000 Employee Stock Option Plan (the “2000 Plan”) is used to fund awards for Non-Executive Employees of the Company.  The 2000 Plan is administered by the Compensation Committee of the Board of Directors, and that Committee may delegate responsibilities to others to assist in administering the 2000 Plan.  The total number of shares of Common Stock which may be issued on exercise of stock options shall not exceed 500,000 shares, subject to adjustment in accordance with the Plan.  No participant shall be granted options to purchase more than 100,000 shares of common stock in any twelve month period.  The options shall be priced at fair market value on the date of grant and shall expire up to 10 years after the date of grant.  If the employment of a participant terminates, other than as a result of death, disability or retirement, all unexercised awards shall be cancelled immediately.  In the event of death, disability or retirement, the options will expire one year from the date of the event.

_____________
(dollars in thousands, except share data)

Index

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

The Company’s commercial activities are focused on manufacturing and marketing to customers concentrated in the Life Sciences Industry (including pharmaceutical chemicals and intermediates).  Although the Company’s products are diverse, making it difficult to select a comparative peer group, the Company believes that the S&P 1500 Pharmaceuticals Index is a reasonable, publicly available comparison group for the commercial activities on which it currently focuses.  The S&P 1500 Pharmaceuticals Index is comprised of 18 pharmaceutical companies within the S&P 1500 Composite Index as of December 31, 2009.

_____________
(dollars in thousands, except share data)

Index

Item 6	Selected Financial Data

The following selected consolidated financial data of the Company for each of the years in the five year period ended December 31, 2009 are derived from the audited financial statements for 2009, 2008, 2007 and 2006 and the books and records of the Company for 2005, respectively, including all adjustments necessary for discontinued operations presentation.  The consolidated financial statements of the Company as of December 31, 2009 and 2008 and for each of the years in the three year period ended December 31, 2009 and the reports of independent registered public accounting firm thereon are included elsewhere in this annual report.  In October 2006, the Company sold two businesses within the former Human Health segment and in February 2007 the Company completed the sale of the businesses that comprised the Bioproducts and Biopharma segments (excluding certain liabilities).  See Note 19.  As a result, these businesses are being reported as discontinued operations for all periods presented.  The data presented below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Years Ended December 31,
	2009(1)	2008(2)	2007(3)	2006(4)	2005(5)
INCOME DATA:
Gross sales	$236,277	$249,618	$252,574	$236,659	$223,565
Net revenues	234,550	249,228	252,505	235,073	224,213
Gross profit	70,278	73,743	91,232	83,858	86,911
Selling, general and administrative expenses	35,711	40,521	48,858	58,279	56,109
Research and development expenses	7,929	7,590	12,157	10,813	11,946
Restructuring expenses	-	4,695	6,073	-	-
Strategic alternative costs	-	1,515	31,127	2,958	-
Operating profit/(loss)	26,638	19,422	(6,983)	11,808	18,856
Interest expense/(income), net	4,634	3,668	(485)	5,478	3,089
Other (income)/expense, net	(641)	754	725	(17)	201
Income/(loss) before income taxes	22,645	15,000	(7,223)	6,347	15,566
Provision for income taxes	12,253	7,071	6,288	14,513	25,322
Income/(loss) from continuing operations	10,392	7,929	(13,511)	(8,166)	(9,756)
Income/(loss) from discontinued operations, including gains/(losses) from dispositions, net of tax	-	-	222,759	(21,706)	(100,702)
Income/(loss) before cumulative effect of a change in accounting principle	10,392	7,929	209,248	(29,872)	(110,458)
Cumulative effect of a change in accounting principle	-	-	-	(228)	-
Net income/(loss)	10,392	7,929	209,248	(30,100)	(110,458)

EARNINGS PER SHARE DATA:
Earnings/(loss) per common share (basic):
Income/(loss) from continuing operations	$0.36	$0.27	$(0.47)	$(0.30)	$(0.37)
Income/(loss) from discontinued operations, including gains/(losses) from dispositions, net of tax	$-	$-	$7.77	$(0.81)	$(3.81)
Cumulative effect of a change in accounting principle	$-	$-	$-	$(0.01)	$-
Net income/(loss)	$0.36	$0.27	$7.30	$(1.12)	$(4.18)
Earnings/(loss) per common share (diluted):
Income/(loss) from continuing operations	$0.36	$0.27	$(0.47)	$(0.30)	$(0.37)
Income/(loss) from discontinued operations, including gains/(losses) from dispositions, net of tax	$-	$-	$7.77	$(0.81)	$(3.81)
Cumulative effect of a change in accounting principle	$-	$-	$-	$(0.01)	$-
Net income/(loss)	$0.36	$0.27	$7.30	$(1.12)	$(4.18)
Weighted average shares outstanding:
Basic	29,241	29,116	28,683	26,816	26,456
Diluted	29,267	29,161	28,683	26,816	26,456
DIVIDENDS PER COMMON SHARE	$-	$-	$14.03	$0.12	$0.12

_____________
(dollars in thousands, except share data)

Index

	Years Ended December 31,
	2009(1)	2008(2)	2007(3)	2006(4)	2005(5)
BALANCE SHEET DATA: (at end of period)
Working capital	$94,362	$74,376	$69,148	$117,616	$139,207
Total assets	351,515	341,072	373,462	606,376	612,472
Long-term debt	120,800	123,800	101,600	158,600	182,060
Total stockholders' equity	103,270	74,786	102,057	246,646	243,251

(1)	Net income includes tax expense of approximately $5,300 for an estimate of an international tax liability related to a 2003 transaction.

(2)
Income from continuing operations include pre-tax charges of $1,515 within operating expenses for the costs related to strategic alternatives, $4,695 within operating expenses for restructuring costs and $1,040 within operating expenses related to a former CEO's retirement.

(3)
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

(5)
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

_____________
(dollars in thousands, except share data)

Index

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company’s business consists of three manufacturing facilities.  These facilities primarily manufacture APIs, ingredients derived from organic chemistry and pharmaceutical intermediates.

The following significant events, which are explained in detail on the following pages, occurred during 2009:

•	The Company’s Board of Directors approved the termination of its postretirement employee benefit plan resulting in a benefit, recorded in Operating expenses, of approximately $1,200.

•	The Company recorded tax expense of approximately $5,300 for an estimate of an international tax liability related to a 2003 transaction.

Sales in 2009 decreased 5.3% to $236,277 from $249,618 in 2008.  Sales in 2009 were unfavorably impacted 4.1% as a result of foreign currency exchange.

The Company experienced lower generic API sales due to competitive pricing.  Sales of controlled substances, which the Company defines as drugs falling under Schedule II of the U.S. Drug Enforcement Agency's classification system, showed strong growth in 2009.  The Company also continues to develop several new products utilizing its proprietary polymeric drug delivery technology.  Sales of a feed additive were lower as a result of exiting the product line in 2008.

The Company maintained a robust pipeline of custom development projects during 2009 and its portfolio currently includes 12 products for which the Company expects to manufacture products for its customers’ phase III clinical trials.  With a broad portfolio of products and services in the API market, the Company remains profitable and has a solid platform for future growth.

Gross margins in 2009 increased to 29.7% from 29.5% in 2008.  Excluding a 1.6% favorable impact from foreign currency, gross margins decreased 1.4%.  The lower margins are due primarily to lower pricing during 2009.

One customer accounted for 10% or more of 2009 gross sales.  Gyma, a distributor representing multiple customers, accounted for 11.5% of 2009 sales.

The Company recorded tax expense of $12,253 in 2009 compared to $7,071 in 2008.   The tax provisions in 2009 and 2008 are primarily affected by the non-recognition of tax benefits in the U.S. where losses are incurred and the Company records valuation allowances against the benefits.  The 2009 tax provision also includes a charge of approximately $5,300 for an estimate of an international tax liability related to a 2003 transaction.  The 2008 provision also includes benefits due to the expiration of statutes of limitations on certain tax positions, benefits for tax loss carrybacks and credits, and incremental benefits of the project to streamline the Company’s legal structure.

The Company reported net income of $10,392, or $0.36 per diluted share in 2009, compared to $7,929, or $0.27 per diluted share in 2008.

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

_____________
(dollars in thousands, except share data)

Index

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

_____________
(dollars in thousands, except share data)

Index

Environmental and Litigation Contingencies

The Company periodically assesses the potential liabilities related to any lawsuits or claims brought against it.  See Note 18 for a discussion of the Company’s current environmental and litigation matters, reserves recorded and its position with respect to any related uncertainties.  While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that the Company will incur an expense related to a settlement for such matters and whether a reasonable estimation of such probable loss, if any, can be made.  If probable and estimable, the Company accrues for the costs of clean-up, settlements and legal fees.  If the aggregate amount of the liability and the timing of the payment is fixed or reasonably determinable, the Company discounts the amount to reflect the time value of money.  Given the inherent uncertainty related to the eventual outcome of litigation and environmental matters, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions that the Company may have made with respect to their resolution.

Income Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The recoverability of deferred tax assets is dependent upon the Company’s assessment that it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdictions to utilize the deferred tax assets.  In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax assets, a valuation allowance is recorded.  The Company’s valuation allowances primarily relate to federal NOL carryforwards, foreign tax credits, and alternative minimum tax credits in the U.S., where profitability is uncertain, and NOL carryforwards in certain state and foreign jurisdictions with little or no history of generating taxable income or where future profitability is uncertain.

Employee Benefit Plans

The Company provides a range of benefits to certain employees and retired employees, including pensions, post employment and health care benefits.  The Company records annual amounts relating to these plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, turnover rates, and health care cost trend rates.  The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so.  The effect of the modifications is generally recorded and amortized over future periods.  The Company believes that the assumptions utilized for recording obligations under its plans are reasonable.

The discount rate used to measure pension liabilities and costs is selected by projecting cash flows associated with plan obligations which were matched to a yield curve of high quality bonds.  The Company then selected the single rate that produces the same present value as if each cash flow were discounted by the corresponding spot rate on the yield curve.

Results of Operations

2009 Compared to 2008

Gross sales for 2009 decreased 5.3% to $236,277 from $249,618 in 2008.  Gross sales were unfavorably impacted in 2009 by 4.1% due to strength in the U.S. dollar primarily versus the Euro and Swedish krona.

_____________
(dollars in thousands, except share data)

Index

The following table summarizes gross sales by product groups:

	2009	2008
APIs and pharmaceutical intermediates	$212,644	$220,722
Other	23,633	28,896

Total	$236,277	$249,618

Sales of APIs and pharmaceutical intermediates in 2009 of $212,644 were $8,078 or 3.7% below the prior year.  Excluding the unfavorable impact due to foreign exchange rates, sales were up 0.6%.  Higher sales were driven by higher demand for drug delivery products, controlled substances and custom development products.  These increases were mostly offset by lower revenues for two products for which long-term contracts are in effect, and lower volumes and pricing of generic APIs.

Other sales in 2009 of $23,633 were $5,263 or 18.2% below the prior year.  Excluding the unfavorable impact due to foreign exchange, these sales were down 14.9%.  The decrease in sales is due primarily to lower sales of a feed additive product line that the Company exited in 2008 and lower sales of specialty additives.

Gross profit in 2009 was $70,278 compared to $73,743 in 2008.  Gross margins in 2009 increased to 29.7% from 29.5% in 2008.  Excluding a 1.6% favorable impact from foreign currency, gross margins decreased 1.4%.  The lower margins are due primarily to lower pricing during 2009.

Selling, general and administrative expenses of $35,711 or 15.1% of gross sales in 2009 decreased from $40,521 or 16.2% in 2008.  This decrease is due primarily to a favorable impact from foreign currency (approximately $2,400), a benefit from terminating the postretirement employee benefit plan (approximately $1,200), higher 2008 expense related to the former CEO’s retirement (approximately $1,000) and lower insurance premiums, recruiting expense and professional fees (approximately $1,600),  partially offset by higher legal fees (approximately $1,200).

Research and development expenses of $7,929 were 3.4% of gross sales in 2009, compared to $7,590 or 3.0% of gross sales in 2008.  The increase is primarily due to higher costs related to the development of new products and technology platforms.  The impact of foreign currency reduced R&D expenses by approximately $550.

Restructuring expenses for 2008 were $4,695, consisting of rent and related costs at the New Jersey R&D facility and costs associated with the restructuring of the corporate office.

Strategic alternative costs for 2008 were $1,515, consisting of costs associated with a project to streamline the Company’s legal structure, change-in-control benefits and costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the 2007 divestiture of the businesses that comprised the Bioproducts and Biopharma segments.

Operating profit was $26,638 in 2009 compared to $19,422 in 2008.  The increase is due to lower strategic alternative and restructuring costs and lower spending as discussed above, partially offset by lower gross profit.  The 2008 results include strategic alternative and restructuring costs of $1,515 and $4,695, respectively.

Net interest expense was $4,634 in 2009 compared to $3,668 in 2008.  This increase is due primarily to lower capitalized interest of $1,355 due to the completion of a large capital project and lower interest income as a result of lower interest rates.  The increase was partially offset by lower interest expense on the Company’s debt as a result of lower average interest rates partially offset by higher average debt.  The average interest rate was 3.8% and 4.9% in 2009 and 2008, respectively.

_____________
(dollars in thousands, except share data)

Index

The Company recorded tax expense of $12,253 in 2009 compared to $7,071 in 2008.  The tax expense for 2009 and 2008 includes a $103 and $5,537 valuation allowance, respectively, to offset benefits generated from domestic losses and tax credits, and losses in certain foreign jurisdictions.  These valuation allowances result from the Company’s recent history of domestic and certain foreign losses and its short-term projections for losses in the relative jurisdictions.  Since 2003, the Company has maintained a full valuation allowance on the tax benefits arising from domestic pre-tax losses.

The Company will continue to record a full valuation allowance, primarily on its domestic net deferred tax assets and indefinite lived intangibles, until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred tax assets would be realized.  If the Company continues to report pre-tax losses in the United States and certain foreign jurisdictions, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits.  The carryforward periods for domestic federal foreign tax credits, NOLs, research and experimentation tax credits and alternative minimum tax credits are 10 years, 20 years, 20 years and an indefinite period, respectively.  As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

In 2009, the Company’s Italian subsidiary was examined by the Italian tax authorities, who challenged the business purpose of a 2003 transaction in which a new subsidiary was created, and the deductibility of certain intercompany transactions.  In the fourth quarter of 2009, the tax authorities notified the Company that they disagreed with the Company’s responses to their formal assessments.  The Company has analyzed the issues in accordance with guidance on uncertain tax positions and has recorded an increase to its tax expense of approximately $5,300.  Settlement discussions with the tax authorities are ongoing.

In 2009, the Company’s Swedish subsidiary was examined by the Swedish tax authorities, who questioned certain significant intercompany balances and transactions.  The Company filed responses to the inquiries in the fourth quarter of 2009.  The Company expects it to take several months before a formal audit report is issued.  If the tax authorities were to disagree with the Company’s position on unresolved issues, the Company estimates the preliminary assessment would be approximately $200. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes its reserves are adequate, and intends to defend itself.

Net income in 2009 was $10,392, or $0.36 per diluted share, versus $7,929, or $0.27 per diluted share in 2008.

2008 Compared to 2007

Gross sales for 2008 decreased 1.2% to $249,618 from $252,574 in 2007.  Gross sales were favorably impacted in 2008 by 2.5% due to the weakness in the U.S. dollar primarily versus the Euro and Swedish krona.

The following table summarizes gross sales by product groups:

	2008	2007
APIs and pharmaceutical intermediates	$220,722	$220,386
Other	28,896	32,188

Total	$249,618	$252,574

Sales of APIs and pharmaceutical intermediates of $220,722 were comparable to the prior year.  Excluding the favorable impact due to foreign exchange rates, sales were down 2.4%.  Lower sales were driven by lower volumes of a diuretic API, lower demand for custom development and drug delivery products as well as lower pricing for a gastro-intestinal API due to the renegotiation of a long-term contract.  These decreases were partially offset by higher sales of controlled substances and higher demand for a central nervous system API.

_____________
(dollars in thousands, except share data)

Index

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

Selling, general and administrative expenses of $40,521 or 16.2% of gross sales in 2008 decreased from $48,858 or 19.3% in 2007.  Administrative expenses decreased primarily due to lower personnel costs resulting from reduced staffing at corporate headquarters (approximately $3,200), lower bonus expense (approximately $2,500) and lower legal fees (approximately $2,500) partially offset by an unfavorable impact from foreign currency (approximately $1,100).

Research and development expenses of $7,590 were 3.0% of gross sales in 2008, compared to $12,157 or 4.8% of gross sales in 2007.  The decrease is primarily due to the Company’s decision in 2007 to consolidate its New Jersey R&D facility with its R&D operations in Iowa to create increased operating efficiencies.  The Company also utilized certain R&D personnel on custom development projects resulting in these costs being classified as cost of goods sold.  The impact of foreign currency was negligible.

Total restructuring expenses for 2008 and 2007 were $4,695 and $6,073, respectively.  Restructuring expenses include the reduction of employee positions at the corporate office and the consolidation of the Company’s R&D activities and small scale API production with its facility in Iowa.

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

In December of 2007, the Company consolidated its United States R&D activities and small scale API production with its facility in Charles City, Iowa. The Company recognized restructuring expenses in 2007 of $2,059 related to this consolidation.  This charge included the present value of the remaining lease payments under the Company’s current operating lease at the New Jersey R&D facility (reduced by estimated sublease rentals) of $998.  The operating lease expires in December 2010.   In accordance with accounting guidance, the fair value of the liability recorded at the cease-use date factored in the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property.  The Company consulted with local real estate brokers at that time to determine what reasonable sublease rentals could be obtained.  The Company has not been able to sublease the property and interest dramatically decreased during the fourth quarter of 2008.  Due to the lack of interest, the Company consulted with its real estate broker and determined that the possibility of obtaining a sublease was extremely low.  As a result, during the fourth quarter of 2008, the Company increased the reserve related to the remaining lease payments by $2,388.  This amount assumes the Company will not obtain a sublease for the facility.  In addition to increasing the reserve, the Company incurred costs of $1,502 related to lease payments, utilities and severance during 2008.  Costs related to this consolidation are recorded as restructuring expenses on the income statement.

Total strategic alternative costs for 2008 and 2007 were $1,515 and $31,127, respectively.  Strategic alternative costs include expenses that the Company has incurred related to the decision to sell the businesses that comprised the Bioproducts and Biopharma segments in February 2007, costs associated with a project to streamline the Company’s legal structure and costs associated with the exit of a feed additives product line. These costs are not considered part of the restructuring program or a part of discontinued operations under current accounting guidance.

_____________
(dollars in thousands, except share data)

Index

Strategic alternative costs for 2008 include $1,385 related to the project to streamline the Company’s legal structure, costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the divestiture of $102 and change of control expense of $28.  Costs for 2007 include change of control expenses totaling $20,025 related to the 2007 divestiture of the businesses that comprised the Bioproducts and Biopharma segments, retention bonuses of $6,780, costs associated with the stock option modification of $2,854 and external advisor costs of $456.

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

The Company recorded tax expense of $7,071 in 2008 compared to $6,288 in 2007.  The tax expense for 2008 includes a $5,537 valuation allowance to offset benefits generated from domestic tax credits, and losses in certain foreign jurisdictions.  These valuation allowances result from the Company’s recent history of domestic and certain foreign losses and its short-term projections for losses in the relative jurisdictions.  Since 2003, the Company has maintained a full valuation allowance on the tax benefits arising from domestic pre-tax losses.

In connection with the sale of the businesses that comprised the Bioproducts and Biopharma businesses in 2007, the Company utilized domestic federal NOLs and foreign tax credits for which a full valuation allowance was provided for at December 31, 2006, to eliminate the U.S. income tax on this transaction.  U.S. income tax related to distributions repatriated from foreign entities in 2008 has been offset by foreign tax credits for which a full valuation allowance was provided for at December 31, 2007.

Income from continuing operations in 2008 was $7,929, or $0.27 per diluted share, versus a loss of $13,511, or $0.47 per diluted share in 2007.

_____________
(dollars in thousands, except share data)

Index

Liquidity and Capital Resources

During 2009 cash and cash equivalents on hand increased $19,825 to $52,365.   The year over year strength in the Euro and Swedish krona favorably impacted the translated cash balances by $1,881. During 2009, cash flows from operations provided $34,392, compared to $4,989 in the same period a year ago.   The increase in cash flows from operations in 2009 versus 2008 is due primarily to the unusually large cash payments required in 2008 related to change-in-control and restructuring payments, better inventory management and higher net income.

Cash flows used in investing activities in 2009 of $12,520 primarily reflect cash payments related to capital expenditures of $12,587 compared to $29,378 in 2008.  The majority of funds in 2009 were used for a new mid-scale Pharma manufacturing facility in Karlskoga, Sweden which was substantially completed as of March 31, 2009 and capital improvements to existing facilities.  For 2010, capital expenditures are expected to be approximately $12,000 to $15,000.

Cash flows used in financing activities in 2009 of $3,928 mainly reflect the pay down of debt.  In 2008 the Company had a net increase in bank debt of $22,142.

In April 2007, the Company entered into a $200,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”) which expires in April 2012.  The Company pays interest on this Credit Facility at LIBOR plus 1.25% - 2.00% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios.  The Company was in compliance with all financial covenants at December 31, 2009.  The Credit Facility is collateralized by dividend and distribution rights associated with a pledge of a portion of stock that the Company owns in a foreign holding company. This foreign holding company owns a majority of the Company's non-U.S. operating subsidiaries.  As of December 31, 2009 there was $120,800 outstanding.

The Company has employed a plan to mitigate interest rate risk by entering into interest rate swap agreements to convert floating rates to fixed interest rates.  As of December 31, 2009, the Company had three interest rate swaps in place with an aggregate notional value of $60,000, at an average fixed rate of 4.48%, and with maturity dates of October 2010.  The Company’s strategy has been to cover a portion of outstanding bank debt with interest rate protection.  At December 31, 2009, the coverage was approximately 50% of the Company’s variable interest rate debt.

The 2009 and 2008 weighted average interest rate for long-term bank debt was 3.8% and 4.9%, respectively.

Contractual Obligations

At December 31, 2009, the Company’s contractual obligations with initial or remaining terms in excess of one year were as follows:

	Total	2010	2011	2012	2013	2014+
Long term debt	$120,800	$-	$-	$120,800	$-	$-
Interest on debt	6,941	3,833	2,331	777	-	-
Operating leases	5,038	1,822	490	405	364	1,957
Purchase obligations	7,415	6,452	963	-	-	-
Contractual cash obligations	$140,194	$12,107	$3,784	$121,982	$364	$1,957

In addition to the contractual obligations listed above, the Company expects to contribute approximately $1,041 in cash to its two U.S. defined-benefit pension plans in 2010.  See Note 15 for detail on the Company’s unfunded balance related to its pension plans.  Also not included in the table above is $6,649 of uncertain tax positions due to uncertainties surrounding the timing of the obligation.  See Note 8.

See Notes 9, 15, 17 and 18 for additional information regarding the Company’s pension plans, debt and other commitments.

_____________
(dollars in thousands, except share data)

Index

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, returns on assets within the Company’s domestic pension plans that are significantly below expected performance, as well as other factors.  See the Risk Factors section of this document for further explanation of factors that may negatively impact the Company’s cash flows.  Any change in the current status of these factors could adversely impact the Company's ability to fund operating cash flow requirements.

Market Risks

Currency Risk Management

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by international operations which are primarily denominated in the U.S. dollar, Euro and Swedish krona.  The Company currently uses foreign currency exchange forward contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's local operating results. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations.  The notional amount of these contracts as of December 31, 2009 was $15,781.  Unrealized foreign exchange contract losses do not subject the Company's actual results to risk as gains or losses on these contracts are undertaken to offset gains or losses on the transactions that are hedged.  The foreign exchange contracts have varying maturities with none exceeding twelve months.

With respect to the contracts outstanding at December 31, 2009, a 10% fluctuation of the local currency over a one-year period would cause $1,562 pre-tax earnings to be at risk. This is based on the notional amount of the contracts, adjusted for unrealized gains and losses, of $15,618. These calculations do not include the impact of exchange gains or losses on the underlying positions that would offset the gains and losses of the derivative instruments.

Interest Rate Management

The Company has employed a plan to mitigate interest rate risk by entering into interest rate swap agreements to convert floating rates to fixed interest rates.  As of December 31, 2009, the Company had three interest rate swaps in place with an aggregate notional value of $60,000, at an average fixed rate of 4.48%, and with maturity dates in October 2010.  The Company’s strategy has been to cover a portion of outstanding bank debt with interest rate protection.  At December 31, 2009, the coverage was approximately 50% of the Company’s variable interest rate debt.  At December 31, 2009, the Company had variable debt of $120,800, of which $60,000 is fixed by interest rate swaps.  Holding all other variables constant, if the LIBOR portion of the weighted average interest rates in the variable rate debt increased by 100 basis points, the effect on our earnings and cash flows would have been higher interest expense of $608.

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

Environmental

In connection with laws and regulations pertaining to the protection of the environment, the Company and its subsidiaries are a party to several environmental proceedings and remediation investigations and cleanups and, along with other companies, have been named a PRP for certain waste disposal sites ("Superfund sites").  Additionally, the Company has retained the liability for certain environmental proceedings associated with the discontinued operations of the Rutherford Chemicals business.

_____________
(dollars in thousands, except share data)

Index

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

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites.  These accruals were $6,163 and $6,226 at December 31, 2009 and 2008, respectively.  The decrease in the accrual includes payments of $310 partially offset by increases to reserves of $110 and the impact of currency of $137.  Based upon available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where full remediation costs may not be estimable at the reporting date.

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

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and a proposed Remedial Action Work Plan (“RAW”) to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP subsequently rejected the RAW and requested additional investigative work at the site and that work is on-going.  The reserve was $1,164 at December 31, 2009 which is based on the initial remedial action plan.  The results of the additional investigative work may impact the remediation plan and costs.

Additionally, the Company has recorded a liability of $916 for the Cosan Carlstadt, New Jersey site based on the investigations completed to date and the proposed RAW submitted to the NJDEP for their approval.  The NJDEP has subsequently required the Company to perform additional investigative work prior to approval of the RAW.  The results of this additional investigative work may impact the remediation plan and costs.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former operating subsidiaries of the Company are considered PRPs at the Berry’s Creek Superfund Site in New Jersey.  The operating companies are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek Site.  The Company has joined the group of PRPs and filed a response to the USEPA agreeing to jointly negotiate to conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek Site.  The PRPs have engaged consultants to evaluate investigation and remedial alternatives and develop a method to allocate related costs among the PRPs.  As of December 31, 2009, the Company’s reserve was $309 to cover the initial phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is expected to take several years and at this time it is too early to predict the extent of any additional liabilities.

_____________
(dollars in thousands, except share data)

Index

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

As of December 31, 2009, the reserve recorded on the books was $1,300 and represents the Company’s best estimate to complete both RODs.

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

Litigation and Other Matters

Lorazepam and Clorazepate

In 1998 the Company and a subsidiary were named as defendants (along with Mylan Laboratories, Inc. (“Mylan”) and Gyma in a proceeding instituted by the Federal Trade Commission (“FTC”) in the United States District Court for the District of Columbia (the “District Court”).  Suits were also commenced by several State Attorneys’ General and class action complaints by private plaintiffs in various state courts.  The suits alleged violations of the Federal Trade Commission Act arising from exclusive license agreements between the Company and Mylan covering two APIs (Lorazepam and Clorazepate).  The FTC and Attorneys’ General suits were settled in February 2001.

Index

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

Additionally, as permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's, director's or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that covers a portion of any potential exposure.  The Company currently believes the estimated fair value of its indemnification agreements is not material based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of December 31, 2009.

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

In January 2010, the FASB issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements”.  This statement requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in FASB Statement “Fair Value Measurement”.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The effect of adopting this pronouncement will not have an impact on the Company’s financial position or results of operations.

Index

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

Employers’ Disclosures about Postretirement Benefit Plan Assets

The Company adopted the FASB’s statement “Employers’ Disclosures about Postretirement Benefit Plan Assets” effective December 31, 2009.  This statement provides guidance on additional disclosures about plan assets of a defined benefit pension or other postretirement plan.  Upon initial application, the provisions of this pronouncement are not required for earlier periods that are presented for comparative purposes. The effect of adopting this pronouncement did not have an impact on the Company’s financial position or results of operations.

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

Measuring Liabilities at Fair Value

The Company adopted the FASB’s update “Fair Value Measurements and Disclosures —Measuring Liabilities at Fair Value.”  This update provides amendments to “Fair Value Measurements and Disclosures – Overall”, for the fair value measurement of liabilities.  This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available, how to estimate the fair value of a liability and how to determine the quoted price.  The amendments in this update reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  The effect of adopting this pronouncement did not have a material impact on the Company’s financial position or results of operations.

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

_____________
(dollars in thousands, except share data)

Index

Forward-Looking Statements

This document may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under The Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities.  These statements may be identified by the fact that they use words such as “expects,” “anticipates,” “intends,” “estimates,” “believes” or similar expressions in connection with any discussion of future financial and operating performance.  Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-K.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including, but not limited to, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation disclosed in the Company’s public filings, the Company’s ability to satisfy the continued listing standards of the New York Stock Exchange, changes in foreign exchange rates, uncollectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the Company’s ability to receive regulatory approvals for its products and other factors described under the caption “Risk Factors That May Affect Future Results” in this Form 10-K.  Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.  New factors emerge from time to time and it is not possible for the Company to predict which will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 7a	Quantitative and Qualitative Disclosures about Market Risk

The information required in this section can be found in the “Market Risks” section of Item 7 on page 27 of this Form 10-K.

Index

Item 8	Financial Statements and Supplementary Data

The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

The consolidated financial statements and financial statement schedule are filed pursuant to Item 15 of this report.

_____________
(dollars in thousands, except share data)

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cambrex Corporation,

We have audited the accompanying consolidated balance sheets of Cambrex Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambrex Corporation at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cambrex Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 11, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Woodbridge, NJ
February 11, 2010

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cambrex Corporation,

We have audited Cambrex Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cambrex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cambrex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cambrex Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 11, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Woodbridge, NJ
February 11, 2010

Index

CAMBREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$52,365	$32,540
Trade receivables, less allowances of $627 and $1,105 at respective dates	32,025	36,685
Inventories, net	58,369	61,133
Prepaid expenses and other current assets	6,654	8,798
Total current assets	149,413	139,156
Property, plant and equipment, net	161,149	161,500
Goodwill	36,360	35,374
Other non-current assets	4,593	5,042
Total assets	$351,515	$341,072
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,038	$19,700
Accrued expense and other current liabilities	38,013	45,080
Total current liabilities	55,051	64,780
Long-term debt	120,800	123,800
Deferred income tax	17,305	16,138
Accrued pension and postretirement benefits	40,963	44,165
Other non-current liabilities	14,126	17,403
Total liabilities	248,245	266,286
Commitments and contingencies (see Notes 17 and 18)
Stockholders' equity:
Common Stock, $.10 par value; authorized 100,000,000 issued 31,408,778 and 31,406,778 shares at respective dates	3,140	3,140
Additional paid-in capital	100,497	99,881
Retained earnings	22,345	11,960
Treasury stock, at cost, 2,121,372 and 2,224,613 shares at respective dates	(18,109)	(19,014)
Accumulated other comprehensive loss	(4,603)	(21,181)
Total stockholders' equity	103,270	74,786
Total liabilities and stockholders' equity	$351,515	$341,072

See accompanying notes to consolidated financial statements.

Index

CAMBREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)
	Years Ended December 31,
	2009	2008	2007

Gross Sales	$236,277	$249,618	$252,574
Allowances and rebates	1,402	2,099	1,368
Net sales	234,875	247,519	251,206
Other revenues	(325)	1,709	1,299
Net revenues	234,550	249,228	252,505
Cost of goods sold	164,272	175,485	161,273
Gross profit	70,278	73,743	91,232

Selling, general and administrative expenses	35,711	40,521	48,858
Research and development expenses	7,929	7,590	12,157
Restructuring expenses	-	4,695	6,073
Strategic alternative costs	-	1,515	31,127
Operating profit/(loss)	26,638	19,422	(6,983)
Other (income)/expenses
Interest income	(234)	(802)	(5,199)
Interest expense	4,868	4,470	4,714
Other (income)/expenses, net	(641)	754	725
Income/(loss) before income taxes	22,645	15,000	(7,223)
Provision for income taxes	12,253	7,071	6,288
Income/(loss) from continuing operations	10,392	7,929	(13,511)
Income from discontinued operations, including gains from dispositions, net of tax	-	-	222,759
Net income	$10,392	$7,929	$209,248
Basic earnings/(loss) per share
Income/(loss) from continuing operations	$0.36	$0.27	$(0.47)
Income from discontinued operations, including gains from dispositions, net of tax	$-	$-	$7.77
Net income	$0.36	$0.27	$7.30
Diluted earnings/(loss) per share
Income/(loss) from continuing operations	$0.36	$0.27	$(0.47)
Income from discontinued operations, including gains from dispositions, net of tax	$-	$-	$7.77
Net income	$0.36	$0.27	$7.30
Weighted average shares outstanding:
Basic weighted average shares outstanding	29,241	29,116	28,683
Effect of dilutive stock options and restricted stock*	26	45	-
Diluted weighted average shares outstanding	29,267	29,161	28,683

* For 2007, the effect of stock options and restricted stock would be anti-dilutive and is therefore excluded.

See accompanying notes to consolidated financial statements.

Index

CAMBREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share data)
	Common Stock		Additional				Accumulated Other	Total
	Shares Issued	Par Value ($.10)	Paid-In Capital	Retained Earnings	Treasury Stock	Comprehensive (Loss)/Gain	Comprehensive (Loss)/Income	Stockholders' Equity
Balance at December 31, 2006	30,188,017	$3,015	$241,360	$28,860	$(20,832)		$(5,757)	$246,646
Comprehensive income
Net income				209,248		209,248		209,248
Other comprehensive income/(loss)
Foreign currency translation adjustment						15,684
Unrealized losses on hedging contracts, net of tax of $107						(1,385)
Pensions, net of tax of $346						7,734
Reclass adjustment for gain on marketable securities included in net earnings, net of tax of $0						(1,117)
Other comprehensive income						20,916	20,916	20,916
Total comprehensive income						$230,164
Disposition of business - pension							1,320	1,320
Cash dividends and return of capital at $14.03 per share			(169,782)	(234,077)				(403,859)
Purchase of treasury stock					(59)			(59)
Exercise of stock options	1,175,101	121	21,777					21,898
Deferred compensation	8,771	1	207		62			270
Vested restricted stock	27,811	3	(446)		443			-
Stock option modification			2,535					2,535
Stock option expense			711					711
Restricted stock expense			2,431					2,431
Balance at December 31, 2007	31,399,700	$3,140	$98,793	$4,031	$(20,386)		$16,479	$102,057
Comprehensive loss
Net income				7,929		7,929		7,929
Other comprehensive loss
Foreign currency translation adjustment						(16,830)
Unrealized losses on hedging contracts, net of tax of $322						(2,962)
Pensions, net of tax of $145						(17,868)
Other comprehensive loss						(37,660)	(37,660)	(37,660)
Total comprehensive loss						$(29,731)
Purchase of treasury stock					(50)			(50)
Exercise of stock options	2,301		18					18
Deferred compensation	4,777		59		170			229
Vested restricted stock			(1,252)		1,252			-
Stock option modification			102					102
Stock option expense			582					582
Restricted stock expense			1,545					1,545
Performance stock expense			34					34
Balance at December 31, 2008	31,406,778	$3,140	$99,881	$11,960	$(19,014)		$(21,181)	$74,786
Comprehensive income
Net income				10,392		10,392		10,392
Other comprehensive income
Foreign currency translation adjustment						9,819
Unrealized gains on hedging contracts, net of tax of $304						2,450
Pensions, net of tax of $204						4,309
Other comprehensive income						16,578	16,578	16,578
Total comprehensive income						$26,970
Adjustment to cash dividend on restricted stock				(7)				(7)
Purchase of treasury stock					(25)			(25)
Exercise of stock options	2,000		9					9
Deferred compensation			(102)		264			162
Vested restricted stock			(666)		666			-
Stock option modification			94					94
Stock option expense			554					554
Restricted stock expense			658					658
Performance stock expense			69					69
Balance at December 31, 2009	31,408,778	$3,140	$100,497	$22,345	$(18,109)		$(4,603)	$103,270

See accompanying notes to consolidated financial statements.

Index

CAMBREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$10,392	$7,929	$209,248
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	20,505	21,055	19,878
Increase in inventory reserve	4,196	2,916	2,709
Stock based compensation included in net income	1,281	1,967	3,142
Deferred income tax provision	(287)	(23)	4,209
Strategic alternative and restructuring charges	-	2,987	17,693
Write-off of debt origination fees	-	-	841
Stock option modification	94	102	2,535
Foreign tax reserve	5,330	-	-
Other	(450)	1,884	447
Changes in assets and liabilities:
Trade receivables	5,930	5,547	(4,542)
Inventories	712	(8,612)	(6,329)
Prepaid expenses and other current assets	2,083	7,264	1,131
Accounts payable and other current liabilities	(13,038)	(36,509)	(17,919)
Other non-current assets and liabilities	(2,356)	(1,518)	550
Discontinued operations:
Gain on sale of businesses	-	-	(235,489)
Rutherford settlement, net of tax	-	-	4,172
Changes in operating assets and liabilities	-	-	(5,428)
Other non-cash charges	-	-	2,359
Net cash provided by/(used in) operating activities	34,392	4,989	(793)

Cash flows from investing activities:
Capital expenditures	(12,587)	(29,378)	(25,927)
Acquisition of business, net of cash	-	(1,271)	-
Other investing activities	67	12	887
Discontinued operations:
Capital expenditures	-	-	(530)
Proceeds from sale of business	-	-	466,277
Other investing activities	-	-	11
Net cash (used in)/provided by investing activities	(12,520)	(30,637)	440,718

Cash flows from financing activities:
Dividends and return of capital	(889)	-	(402,389)
Long-term debt activity (including current portion):
Borrowings	23,600	61,600	151,500
Repayments	(26,600)	(39,458)	(208,755)
Proceeds from stock options exercised	9	18	21,898
Other financing activities	(48)	(50)	(59)
Discontinued operations:
Long-term debt activity (including current portion):
Repayments	-	-	(254)
Net cash (used in)/provided by financing activities	(3,928)	22,110	(438,059)

Effect of exchange rate changes on cash and cash equivalents	1,881	(2,410)	2,876
Net increase/(decrease) in cash and cash equivalents	19,825	(5,948)	4,742
Cash and cash equivalents at beginning of year	32,540	38,488	33,746
Cash and cash equivalents at end of year	$52,365	$32,540	$38,488

Supplemental disclosure:
Interest paid, net of capitalized interest	$4,906	$4,126	$5,003
Income taxes paid	$9,617	$10,342	$17,869

See accompanying notes to consolidated financial statements.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (dollars in thousands, except share data)

(1)	The Company

Cambrex Corporation and Subsidiaries (the “Company” or “Cambrex”) primarily provides products and services worldwide to pharmaceutical companies and generic drug companies.  The Company is dedicated to providing essential products and services to accelerate drug discovery, development and manufacturing processes for human therapeutics.  The Company’s products consist of active pharmaceutical ingredients (“APIs”) and pharmaceutical intermediates produced under Food and Drug Administration current Good Manufacturing Practices for use in the production of prescription and over-the-counter drug products and other fine custom chemicals derived from organic chemistry.  Cambrex has three operating segments, which are manufacturing facilities, that have been aggregated as one reportable segment.

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

Interest expense was allocated to discontinued operations based upon net assets consistent with the EITF’s “Allocations of Interest on Discontinued Operations.”

The Company has evaluated subsequent events through the issuance date of this Form 10-K.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts relating to estimated losses resulting from customers being unable to make required payments.  Allowances for doubtful accounts are based on historical experience and known factors regarding specific customers and the industries in which those customers operate.  If the financial condition of the Company's customers were to deteriorate, resulting in their ability to make payments being impaired, additional allowances would be required.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and equivalents and accounts receivable. The Company maintains cash and equivalents with high quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion throughout the world.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(2)	Summary of Significant Accounting Policies (continued)

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

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operating expenses.  Interest is capitalized in connection with the construction and acquisition of assets that are capitalized over longer periods of time for larger amounts.  The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset’s estimated useful life.  Total interest capitalized in connection with ongoing construction activities in 2009, 2008 and 2007 amounted to $677, $2,032 and $1,123, respectively.

Impairment of Goodwill

The Company reviews the carrying value of goodwill to determine whether impairment may exist on an annual basis or whenever it has reason to believe goodwill may not be recoverable.  The annual impairment test of goodwill is performed during the fourth quarter of each fiscal year. The Company did not have a goodwill impairment for the years ended December 31, 2009, 2008 and 2007.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(2)	Summary of Significant Accounting Policies (continued)

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

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(2)	Summary of Significant Accounting Policies (continued)

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

Income Taxes

The Company and its eligible subsidiaries file a consolidated U.S. income tax return.  Certain subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. income tax return.  Cambrex has not provided U.S. federal income and withholding taxes on its undistributed earnings from foreign operations as of December 31, 2009 because it intends to reinvest such earnings indefinitely outside of the United States.  If Cambrex were to distribute these earnings, it is anticipated that foreign tax credits would be available under current law to significantly reduce or eliminate the resulting U.S. income tax liability.  Determination of the amount of unrecognized deferred tax related to these earnings is not practical.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Foreign Currency

The functional currency of the Company's foreign subsidiaries is the applicable local currency.  The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year.  Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated.  Gains or losses relating to transactions of a long-term investment nature are accumulated in stockholders' equity.  Gains or losses resulting from foreign currency transactions are included in the results of operations as a component of other revenues in the consolidated income statement.  Foreign currency net transaction (losses)/gains were ($1,006), $1,183 and $260 in 2009, 2008 and 2007, respectively.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(2)	Summary of Significant Accounting Policies (continued)

Earnings per Common Share

All diluted earnings per share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options and restricted stock units, using the treasury stock method.

For the years ended December 31, 2009, 2008 and 2007, shares of 2,106,556, 1,648,193, and 1,171,895, respectively, were not included in the calculation of diluted shares outstanding because the effect would be anti-dilutive.

Comprehensive Loss

Included within accumulated other comprehensive loss for the Company are; foreign currency translation adjustments, changes in the fair value related to derivative instruments classified as cash flow hedges, net of related tax benefit and changes in the pensions, net of tax.  Total comprehensive income/(loss) for the years ended December 31, 2009 and 2008 are included in the Statements of Stockholders’ Equity.

The components of accumulated other comprehensive loss in stockholders’ equity are as follows:

	2009	2008
Foreign currency translation	$16,029	$6,210
Unrealized loss on hedging contracts, net of tax	(1,806)	(4,256)
Pensions, net of tax	(18,826)	(23,135)
Total	$(4,603)	$(21,181)

(3)	Impact of Recently Issued Accounting Pronouncements

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

In January 2010, the FASB issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements”.  This statement requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in FASB Statement “Fair Value Measurement”.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The effect of adopting this pronouncement will not have an impact on the Company’s financial position or results of operations.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(3)	Impact of Recently Issued Accounting Pronouncements (continued)

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

Employers’ Disclosures about Postretirement Benefit Plan Assets

The Company adopted the FASB’s statement “Employers’ Disclosures about Postretirement Benefit Plan Assets” effective December 31, 2009.  This statement provides guidance on additional disclosures about plan assets of a defined benefit pension or other postretirement plan.  Upon initial application, the provisions of this pronouncement are not required for earlier periods that are presented for comparative purposes. The effect of adopting this pronouncement did not have an impact on the Company’s financial position or results of operations.

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

Measuring Liabilities at Fair Value

The Company adopted the FASB’s update “Fair Value Measurements and Disclosures —Measuring Liabilities at Fair Value.”  This update provides amendments to “Fair Value Measurements and Disclosures – Overall”, for the fair value measurement of liabilities.  This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available, how to estimate the fair value of a liability and how to determine the quoted price.  The amendments in this update reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  The effect of adopting this pronouncement did not have a material impact on the Company’s financial position or results of operations.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(3)	Impact of Recently Issued Accounting Pronouncements (continued)

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

(4)	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

Balance as of January 1, 2008	$35,552
Acquisition of business	1,489
Translation effect	(1,667)
Balance as of December 31, 2008	35,374
Translation effect	986
Balance as of December 31, 2009	$36,360

(5)	Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories consist of the following:

	December 31,
	2009	2008
Finished goods	$26,549	$24,657
Work in process	18,361	22,372
Raw materials	9,887	10,688
Supplies	3,572	3,416
Total	$58,369	$61,133

The components of inventory stated above are net of reserves of $11,947 and $9,753 as of December 31, 2009 and 2008, respectively.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(6)	Property, plant and equipment

Property, plant and equipment consist of the following:

	December 31,
	2009	2008
Land	$4,219	$4,127
Buildings and improvements	90,072	83,939
Machinery and equipment	325,322	282,119
Furniture and fixtures	1,867	1,954
Construction in progress	10,999	31,451
Total	432,479	403,590
Accumulated depreciation	(271,330)	(242,090)
Net	$161,149	$161,500

Depreciation expense was $20,501, $21,051 and $19,799 for the years ended December 31, 2009, 2008 and 2007, respectively.  Total capital expenditures in 2009 were $12,587.

(7)	Accrued Expense and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows:

	December 31,
	2009	2008

Salaries and employee benefits payable	$14,817	$12,369
Taxes payable and related reserves	6,827	1,948
Restructuring and strategic alternatives	4,412	8,131
Deferred revenue	3,224	4,426
Hedges payable	2,038	5,027
Commissions	1,609	3,759
Other	5,086	9,420
Total	$38,013	$45,080

(8)	Income Taxes

Income/(loss) before income taxes consist of the following:

	December 31,
	2009	2008	2007

Domestic	$(1,272)	$(15,756)	$(48,634)
International	23,917	30,756	41,411
Total	$22,645	$15,000	$(7,223)

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(8)	Income Taxes (continued)

The provision for income taxes consist of the following provisions/(benefits):

	December 31,
	2009	2008	2007

Current:
Federal	$(240)	$(897)	$(8,317)
State	86	120	380
International	12,694	7,871	10,016
	12,540	7,094	2,079
Deferred:
Federal	$204	$204	$172
International	(491)	(227)	4,037
	(287)	(23)	4,209
Total	$12,253	$7,071	$6,288

The provision for income taxes differs from the statutory federal income tax rate of 35% for 2009, 2008 and 2007 as follows:

	December 31,
	2009	2008	2007
Income tax provision/(benefit) at U.S federal statutory rate	$7,926	$5,250	$(2,528)
State and local taxes, net of federal income tax benefits	30	33	73
Effect of foreign income taxed at rates other than the U.S. federal statutory rate	(962)	(2,744)	(27)
Disallowed compensation	-	-	6,711
Foreign income inclusions	-	-	2,361
Tax credits	(135)	(788)	-
Tax benefit from income from discontinued operations	-	-	(7,915)
Indefinite-lived intangibles	204	204	172
Adjustments for prior years' taxes	5,006	(562)	(536)
Net change in valuation allowance	103	5,537	7,816
Other	81	141	161
Total	$12,253	$7,071	$6,288

Disallowed compensation represents the tax effects of change-in-control payments made to certain executives as a result of the sale of the businesses that comprised the Bioproducts and Biopharma segments.  See Note 19.  The tax benefits for these payments were permanently disallowed for U.S. federal and state income tax purposes. Tax benefit from income of discontinued operations represents the tax benefit of domestic losses in continuing operations that were recognized for accounting purposes due to domestic income reported within discontinued operations.  Adjustments for prior year’s taxes include tax expense of approximately $5,300, including interest and penalties of approximately $2,400, for an estimate of an international tax liability related to a 2003 transaction.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(8)	Income Taxes (continued)

The components of deferred tax assets and liabilities as of December 31, 2009 and 2008 relate to temporary differences and carryforwards as follows:

	December 31,
	2009	2008
Current deferred tax assets:
Inventory	$2,445	$1,266
Receivables	18	106
Legal and related reserves	856	1,737
Other	29	955
Current deferred tax assets	3,348	4,064
Valuation allowances	(3,038)	(3,616)
Total current deferred tax assets	$310	$448

Current deferred tax liabilities:
Other	$163	$116
Total current deferred tax liabilities	$163	$116

	December 31,
	2009	2008
Non-current deferred tax assets:
Foreign tax credit carryforwards	$54,869	$50,523
Environmental	1,620	1,689
Net operating loss carryforwards (domestic)	3,135	2,661
Net operating loss carryforwards (foreign)	201	227
Employee benefits	12,857	14,143
Restructuring	516	1,172
Research & experimentation tax credit carryforwards	1,019	1,309
Alternative minimum tax credit carryforwards	3,266	3,266
Property, plant and equipment	3,473	1,187
Other	3,515	4,714
Non-current deferred tax assets	84,471	80,891
Valuation allowances *	(77,330)	(75,614)
Total non-current deferred tax assets	7,141	5,277

Non-current deferred tax liabilities:
Property, plant and equipment	9,094	6,750
Intangibles	8,104	7,488
Indefinite-lived intangibles	1,940	1,736
Foreign tax allocation reserve	5,308	5,441
Total non-current deferred tax liabilities	$24,446	$21,415
Total net non-current deferred tax liabilities	$17,305	$16,138

*In addition to the effect of the domestic and foreign valuation allowances reflected in the current effective tax rate, the valuation allowance has changed due to currency translation adjustments.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(8)	Income Taxes (continued)

The Company establishes a valuation allowance against deferred tax assets when it is more likely than not that the Company will be unable to realize those deferred tax assets in the future.  Based on the Company’s current and past performance, cumulative losses in recent years resulting from domestic operations, the market environment in which the Company operates, and the utilization of past tax attributes, the Company has established a valuation allowance of $80,157 against a portion of its domestic deferred tax assets.  However, the Company has not recorded a valuation allowance against domestic deferred tax assets which are offset by domestic deferred tax liabilities that are expected to reverse in the future.  With respect to the Company’s foreign deferred tax assets, the Company has recorded a valuation allowance of $211 as of December 31, 2009.

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

The domestic valuation allowance for the years ended December 31, 2009, 2008 and 2007 increased by $1,168, increased by $15,095 and decreased by $26,506, respectively. The 2009 increase in the domestic valuation allowance was allocated as follows: The valuation allowance was increased by $130 for domestic losses, and increased by a net amount of $1,038 for prior year deferred tax amounts and domestic gains and losses included in other comprehensive income. The 2008 increase in the domestic valuation allowance was allocated as follows:  The valuation allowance was increased by $4,469 for domestic losses and increased by $10,626 for domestic gains and losses included in other comprehensive loss. The 2007 decrease in the domestic valuation allowance was allocated as follows: The valuation allowance was increased by a net amount of $10,354 for domestic losses in continuing operations and agreed tax audit adjustments for prior year deferred tax amounts, decreased by $31,584 for discontinued operations, and decreased by $5,276 for domestic gains and losses included in other comprehensive income.

The foreign valuation allowance for the years ended December 31, 2009, 2008 and 2007 decreased by $30, $707 and $55, respectively.  The 2009 decrease in the foreign valuation allowance was allocated as follows: The valuation allowance was decreased $27 for foreign income and decreased by $3 for prior year deferred tax amounts and currency translation adjustments included in other comprehensive income.  The 2008 decrease in the foreign valuation allowance was allocated as follows: The valuation allowance was decreased by $707 for foreign income. The 2007 decrease in the foreign valuation allowance was allocated as follows: The valuation allowance was decreased by $10 for foreign income in continuing operations, and decreased by $45 for currency translation adjustments included in other comprehensive income.

Under the tax laws of the various jurisdictions in which the Company operates, NOLs may be carried forward or back, subject to statutory limitations, to reduce taxable income in future or prior years. The domestic federal NOLs total approximately $3,841 and will expire in 2029.  The domestic state NOLs total approximately $19,127, and will expire in 2016.  The foreign NOLs were approximately $741.  NOLs in foreign jurisdictions will carry forward indefinitely.

As of December 31, 2009, $54,869 of domestic federal foreign tax credits, $1,019 of research & experimentation tax credits and $3,266 of alternative minimum tax credits were available as credits against future U.S. income taxes. Under the U.S. Internal Revenue Code, these will expire in 2012 through 2018, and 2020 through 2027, respectively. The alternative minimum tax credit carryforwards have no expiration date. All domestic credits are offset by a full valuation allowance.

The Company has not provided U.S. federal income and withholding taxes on its undistributed earnings from foreign operations as of December 31, 2009 because it intends to reinvest such earnings indefinitely outside of the U.S.  Determination of the amount of unrecognized deferred tax related to these earnings is not practical.  However, in 2008, the Company did repatriate $16,263 of cash resulting from the sale of its foreign businesses within the Bioproducts segment and the sale of two foreign businesses within the former Human Health segment.  The Company provided for the tax effect of this in its 2007 tax provision.  The Company also settled several intercompany loans in 2008 as part of its project to streamline the Company’s legal structure, and provided for the tax effects in its 2008 tax provision.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(8)	Income Taxes (continued)

As of January 1, 2009 the Company had approximately $1,697 of unrecognized tax benefits, excluding gross interest and penalties.  During 2009, the Company increased its unrecognized tax benefits by $133 for current year positions and $2,881 for prior years’ positions, which are offset by a decrease in unrecognized tax benefits of $113, due to the expiration of a statute of limitations period and foreign currency translation.  Of the total balance of unrecognized benefits at December 31, 2009 $3,868, if recognized, would affect the effective tax rate.

In the next twelve months the Company may decrease its reserve for unrecognized tax benefits for intercompany transactions by approximately $250 mainly due to the expiration of a statute of limitation period.  This item could impact the income tax provision.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2009, 2008 and 2007:

	2009	2008	2007

Balance at January 1	$1,697	$5,116	$5,522
Gross increases related to current period tax positions	133	96	128
Gross increases/(decreases) related to prior period tax positions	2,881	(2,896)	(109)
Expiration for statute of limitations for the assessment of taxes	(193)	(401)	(377)
Foreign currency translation	80	(218)	(48)
Balance at December 31	$4,598	$1,697	$5,116

Gross interest and penalties for 2009, 2008 and 2007 of $2,795, $333 and $420, respectively, related to the above unrecognized tax benefits are not reflected in the table above.  In 2009, 2008 and 2007, the Company accrued $2,529, $79 and $142, respectively, of interest and penalties in the income statement.  Consistent with prior periods, the Company recognizes interest and penalties within its income tax provision.

In September 2008, the Company was selected for a random IRS examination for tax year 2006.  The examination is in process and to date only a small adjustment to tax credits has been agreed on.  Tax years 2007 and forward remain open to examination within the U.S.  The Company is also subject to exams in its significant foreign jurisdictions for 2005 and 2007 forward.

The Company is also subject to audits in various states for various years in which it has filed income tax returns.  In June 2009, the Company finalized a New Jersey examination of its open tax years, with no material adjustments.  Previous state audits have resulted in immaterial adjustments.  Open years for the majority of states where the Company files are 2006 and forward.

In 2009, the Company’s Italian subsidiary was examined by the Italian tax authorities, who challenged the business purpose of a 2003 transaction in which a new subsidiary was created, and the deductibility of certain intercompany transactions.  In the fourth quarter of 2009, the tax authorities notified the Company that they disagreed with the Company’s responses to their formal assessments.  Accordingly the Company has recorded an increase to its tax expense of approximately $5,300.  Settlement discussions with the tax authorities are ongoing.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(8)	Income Taxes (continued)

In 2009, the Company’s Swedish subsidiary was examined by the Swedish tax authorities, who questioned certain significant intercompany balances and transactions.  The Company filed responses to the inquiries in the fourth quarter of 2009.  The Company expects it to take several months before a formal audit report is issued.  If the tax authorities were to disagree with the Company’s position on unresolved issues, the Company estimates the preliminary assessment would be approximately $200. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes its reserves are adequate, and intends to defend itself.

(9)	Long-term Debt

In April 2007, the Company entered into a $200,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”) which expires in April 2012.  The Company pays interest on this Credit Facility at LIBOR plus 1.25% - 2.00% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios.  The Company was in compliance with all financial covenants at December 31, 2009.   The Credit Facility is collateralized by dividend and distribution rights associated with a pledge of a portion of stock that the Company owns in a foreign holding company. This foreign holding company owns a majority of the Company's non-U.S. operating subsidiaries.  As of December 31, 2009 there was $120,800 outstanding.  The 2009 and 2008 weighted average interest rate for long-term bank debt was 3.8% and 4.9%, respectively.

(10)	Derivatives and Hedging Activities

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

All forward contracts outstanding at December 31, 2009 have been designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives are not included in earnings but are included in accumulated other comprehensive (loss)/income (“AOCI”).  Changes in the fair value of the derivative instruments reported in AOCI will be recorded into earnings as a component of product revenue or expense, as applicable, when the forecasted transaction occurs.  The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company's financial results.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
 (dollars in thousands, except share data)

(10)	Derivatives and Hedging Activities (continued)

The notional amounts of foreign exchange forward contracts were $15,781 and $20,568 at December 31, 2009 and 2008, respectively.

Included in AOCI is the fair value of the Company’s forward exchange contracts which is a gain of $310 and a loss of $678 as of December 31, 2009 and 2008, respectively.   These gains and losses are located under the captions “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities” on the balance as of December 31, 2009 and 2008, respectively.

The Company recognized a pre-tax gain in other comprehensive income from foreign exchange contracts of $988 in 2009.  The Company reclassified a pre-tax loss of $678 from AOCI into other revenue related to foreign exchange forward contracts in 2009.  Assuming current market conditions continue, the entire amount recorded in AOCI related to foreign exchange forward contracts is expected to be recorded into other revenue within the next 12 months to reflect the fixed prices obtained from the forward contracts.

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt.  The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts.

All swap contracts outstanding at December 31, 2009 have been designated as cash flow hedges and, accordingly, changes in the fair value of derivatives are recorded each period in AOCI.  Changes in the fair value of the derivative instruments reported in AOCI will be recorded into earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges will be recognized in current-period earnings and has been immaterial to the Company's financial results.

As of December 31, 2009, the Company had three interest rate swaps in place with an aggregate notional value of $60,000, at an average fixed rate of 4.48%, all with maturity dates of October 2010.  The Company’s strategy has been to cover a portion of its outstanding bank debt with interest rate protection.  At December 31, 2009, the coverage was approximately 50% of the Company’s variable interest rate debt.  At December 31, 2009 the Company had variable debt of $120,800, of which $60,000 is fixed by interest rate swaps.  Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions.  The fair value of these agreements were based on quoted market prices and was in a loss position of $2,038 and $3,541 at December 31, 2009 and 2008 respectively.  This loss is reflected in the balance sheet under the caption “Accrued expense and other current liabilities.”

The Company increased other comprehensive income $1,503 related to interest rate swaps in 2009.  The Company reclassified a pre-tax loss of $2,515 from AOCI into interest expense related to interest rate swaps in 2009.  Assuming current market conditions continue, approximately $2,038 is expected to be reclassed out of AOCI into interest expense within the next 12 months.

(11)	Fair Value Measurements

U.S. GAAP establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from, or corroborated by, observable market data through correlation; Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs or minimize the use of unobservable inputs.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(11)	Fair Value Measurements (continued)

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 and 2008:

		Fair Value Measurements at December 31, 2009 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signifcant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forwards, assets	$310	$-	$310	$-
Interest rate swaps	(2,038)	-	(2,038)	-
Total	$(1,728)	$-	$(1,728)	$-

		Fair Value Measurements at December 31, 2008 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signifcant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forwards, assets	$808	$-	$808	$-
Foreign currency forwards, liabilities	(1,486)	-	(1,486)	-
Interest rate swaps	(3,541)	-	(3,541)	-
Total	$(4,219)	$-	$(4,219)	$-

The Company’s derivative assets and liabilities include foreign exchange forward contracts and interest rate swap contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, the Company’s credit risk and its counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on the Company’s continued ability to enter into forward contracts and interest rate swaps, the Company considers the markets for its fair value instruments to be active.

As of December 31, 2009 there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk.  Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the Company’s evaluation of its counterparties’ credit risks.

The Company’s financial instruments also include cash and cash equivalents, accounts receivables, accounts payables and accrued liabilities.  The carrying amount of these instruments approximates fair value because of their short-term nature.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(12)	Strategic Alternative and Restructuring Charges

Strategic Alternative Costs

Strategic alternative costs include expenses that the Company incurred related to the decision to sell the businesses that comprised the Bioproducts and Biopharma segments in February 2007, costs associated with a project to streamline the Company’s legal structure and costs associated with the exit of a feed additives product line. These costs are not considered part of the restructuring program or a part of discontinued operations under current accounting guidance.

Strategic alternative costs for 2008 were $1,515 consisting primarily of costs associated with the project to streamline the Company’s legal structure, change-in-control benefits and costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the discussed above.  Strategic alternative costs for 2007 were $31,127 consisting primarily of change-in-control benefits, retention bonuses, costs associated with the stock option modification, external advisor costs and the costs to exit a feed additive product line.

Restructuring Expenses

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

Consolidation of Domestic Research and Development Activities

In December 2007, the Company consolidated its United States research and development (“R&D”) activities and small scale API production with its facility in Charles City, Iowa.  The restructuring reserve at December 31, 2008 consisted of the remaining lease payments and related costs under the Company’s current operating lease at the New Jersey R&D facility.  The operating lease expires in December 2010.  Costs related to this consolidation are recorded as restructuring expenses on the income statement.  The Company recognized expense of $3,890 and $2,059 in 2008 and 2007, respectively, related to this plan.

The following table reflects the activity related to the restructuring reserves through December 31, 2009:

	December 31, 2007	2008 Activity		December 31, 2008	2009 Activity		December 31, 2009
	Reserve Balance	Expense	Cash Payments	Reserve Balance	Expense	Cash Payments	Reserve Balance

Employee termination costs	$1,168	$849	$(1,555)	$462	$-	$(462)	$-
Lease payments and related costs	998	2,396	(373)	3,021	(132)	(1,416)	1,473
	$2,166	$3,245	$(1,928)	$3,483	$(132)	$(1,878)	$1,473

This reserve will be paid in full by December 31, 2010.  Total restructuring expenses for 2008 and 2007 were $4,695 and $6,073, respectively.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(13)	Stockholders' Equity

The Company has two classes of common shares which are Common Stock and Nonvoting Common Stock.  Authorized shares of Common Stock were 100,000,000 at December 31, 2009 and 2008.  Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 2009 and 2008.  Nonvoting Common Stock with a par value of $.10 has equal rights with Common Stock, with the exception of voting power.  Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock.  As of December 31, 2009 and 2008, no shares of Nonvoting Common Stock were outstanding.  The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors.  At December 31, 2009 and 2008, there was no preferred stock outstanding.

In May 2007, the Company paid a special dividend of $14.00 per share to its shareholders resulting in a reduction in stockholders’ equity of $403,033. The effect on stockholders’ equity was a reduction to retained earnings of $233,251, representing total accumulated earnings as of the date of declaration, with the remainder representing a return of capital of $169,782.  As of December 31, 2009, cash disbursements were $402,858 and $175 was accrued related to dividends on unvested restricted stock.  The Company no longer pays a quarterly dividend.

The Company held treasury shares of 2,121,372 and 2,224,613 at December 31, 2009 and 2008, respectively, which are primarily used for issuance to employee compensation plans.

At December 31, 2009 there were 448,030 authorized shares of Common Stock reserved for issuance through stock option plans.

(14)	Stock Based Compensation

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for the stock options granted to employees for the years ended December 31, 2009, 2008 and 2007 were $3.31, $1.72 and $5.44, respectively.

The following assumptions were used in determining the fair value of stock options for grants issued in 2009, 2008 and 2007:

	2009	2008	2007

Expected volatility	38.78%-65.11%	33.30% - 38.78%	34.38% - 36.90%
Expected term	4.75 years	4.75 years	3.75 - 4.75 years
Risk-free interst rate	2.38%-2.77%	2.77% - 3.08%	4.30% - 4.85%

The Company does not have any publicly traded stock options; therefore, expected volatilities are based on historical volatility of the Company’s stock.  The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term.  The expected term was utilized based on the “simplified” method for determining the expected term of stock options in Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.”  The Company also considered SAB No. 110 when determining the expected term of stock options.

For 2009, 2008, and 2007, the Company recorded $554, $555 and $379, respectively, in selling, general and administrative expenses for stock options.  In addition the Company recorded $27 in restructuring expenses in 2008 and $282 and $50 in strategic alternative costs and restructuring expenses, respectively, in 2007 for stock options related to the change in control agreements and the reduction in workforce in 2007 and 2008.  As of December 31, 2009, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $2,722.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 3.1 years.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(14)	Stock Based Compensation (continued)

In addition, for 2009, 2008 and 2007 the Company recorded $94, $102 and $2,535, respectively, for expenses associated with a stock option modification due to a special dividend declared in 2007.  As of December 31, 2009, the total compensation cost related to unvested stock option awards that were modified but not yet recognized was $54.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.6 years.

Cambrex senior executives participate in an executive incentive plan which rewards achievement with restricted stock units.  Awards are made annually if certain targets are met and vest in one-third increments on the first, second and third anniversaries of the grant.  On the third anniversary of the grant, restrictions on sale or transfer are removed and shares are issued to executives.  In the event of termination of employment or retirement, the participant is entitled to the vested portion of the restricted stock units and forfeits the remaining amount; the three-year sale and transfer restriction remains in place.  For certain employees with employment contracts, all shares vest upon certain events, including a change in control.  In the event of death or permanent disability, all shares vest and the deferred sales restriction lapses.  These awards are classified as equity awards.  Certain other employees are eligible to receive restricted stock as part of the stock-based compensation plan.  These awards cliff vest on the third anniversary of the grant date.

For 2009, 2008, and 2007, the Company recorded $658, $1,327, and $705, respectively, in selling, general and administrative expenses for restricted stock.  In addition, the Company recorded $24 in restructuring expenses in 2008 and $1,554 and $172 in strategic alternative costs and restructuring expenses, respectively, in 2007 for restricted stock.  As of December 31, 2009 the total compensation cost related to unvested restricted stock granted but not yet recognized was $344. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.7 years.

In May 2008 the Company granted a target award of 43,000 performance shares, with a potential award of up to 86,000 shares to the current CEO.  These performance shares are dependent upon the Company’s performance measured against certain financial metrics over a three year period beginning July 1, 2008, as compared to an external peer group.  The Company is currently recognizing expense related to 43,000 shares over the vesting period, which assumes that the CEO will be compensated at target.  The Company will assess performance at each reporting period and adjust accordingly.  For 2009 and 2008 the Company recorded $69 and $34, respectively, in selling, general and administrative expense related to these performance shares.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(14)	Stock Based Compensation (continued)

The following table is a summary of the Company’s stock option activity issued to employees and related information:

		Weighted Average
	Number of Shares	Exercise Price	Options Exercisable

Outstanding at December 31, 2006	2,754,893	$28.48	2,517,941

Granted	152,675	14.99
Exercised	(1,202,752)	18.21
Forfeited or expired	(233,059)	22.52

Outstanding at December 31, 2007	1,471,757	20.15	1,293,108

Granted	744,000	4.82
Exercised	(2,301)	7.47
Forfeited or expired	(622,587)	19.17

Outstanding at December 31, 2008	1,590,869	14.07	757,050

Granted	533,000	6.07
Exercised	(2,000)	4.40
Forfeited or expired	(101,500)	17.19

Outstanding at December 31, 2009	2,020,369	11.27

Exercisable at December 31, 2009		$18.35	886,579

In May 2007, the Company paid a special dividend of $14.00 per share.  As a result, the market price of the stock declined by approximately $14.00 per share from the prior day’s close and therefore, all outstanding options were modified to reduce the exercise price by $14.00 per share.

The aggregate intrinsic value for all stock options exercised for the years ended December 31, 2009, 2008 and 2007 were $4, $4 and $2,866, respectively.  The aggregate intrinsic value for all stock options outstanding as of December 31, 2009 was $628.  The aggregate intrinsic value for all stock options exercisable as of December 31, 2009 was $170.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(14)	Stock Based Compensation (continued)

A summary of the Company’s nonvested stock options and restricted stock as of December 31, 2009 and changes during the years ended December 31, 2009, 2008 and 2007 are presented below:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2007	236,952	$21.39	165,868	$22.02

Granted	152,675	$14.99	125,489	$17.09
Vested during period	(137,145)	$16.57	(123,494)	$21.55
Forfeited	(73,833)	$19.79	(33,962)	$20.91

Nonvested at December 31, 2007	178,649	$11.34	133,901	$18.11

Granted	744,000	$4.82	122,872	$8.74
Vested during period	(69,963)	$10.95	(102,858)	$12.52
Forfeited	(18,867)	$11.50	(10,588)	$16.52

Nonvested at December 31, 2008	833,819	$5.55	143,327	$13.38

Granted	533,000	$6.07	36,918	$3.90
Vested during period	(218,737)	$5.77	(86,453)	$11.31
Forfeited	(14,292)	$6.56	(3,106)	$15.27

Nonvested at December 31, 2009	1,133,790	$5.74	90,686	$11.43

(15)	Retirement Plans and Other Postretirement Benefits

Domestic Pension Plans

The Company maintains two U.S. defined-benefit pension plans (“Domestic Pension Plans”).  Benefits for the salaried and certain hourly employees are based on salary and years of service, while those for employees covered by a collective bargaining agreement are based on negotiated benefits and years of service.  The Company's policy is to fund pension costs currently to the full extent required by the Internal Revenue Code.

The net periodic pension expense for 2009, 2008 and 2007 is based on a twelve month period and on valuations of the plans as of January 1.  However, the reconciliation of funded status is determined as of a December 31 measurement date for 2009 and 2008 and a September 30 measurement date for 2007.  The FASB eliminated the Company’s option to measure the pension and other postretirement benefits plans’ benefit obligations, assets and net periodic cost at a date prior to December 31.  Therefore, the pension and postretirement benefits plans, which were measured as of September 30 in 2007, have been measured as of December 31, 2009 and 2008.  The Company elected to use the 15-month alternative to determine 2008 pension cost.  The portion of expense attributed to the remaining three months of 2007 was charged directly to retained earnings, with accumulated other comprehensive loss adjusted to reflect the amortization amounts.  The change in measurement date did not have a material impact on the Company’s financial position or results of operations.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(15)	Retirement Plans and Other Postretirement Benefits (continued)

The Company also has a Supplemental Executive Retirement Plan (“SERP”) for key executives.  This plan is non-qualified and unfunded.

In July 2008, the Board of Directors of the Company amended the SERP plan to allow for lump sum payments effective January 1, 2009.  If the lump sum value as of January 1, 2009 was greater than $10, it will be paid in 10 equal actuarial equivalent installments; all others will be paid as a lump sum.  Retirees as of January 1, 2009 were allowed a one-time election in 2008 to continue under their current form of payment or switch to the 10 year installment option.  All retirees chose the 10 year installment option.

International Pension Plans

A foreign subsidiary of the Company maintains a pension plan (“International Pension Plan”) for their employees that conforms to the common practice in their respective country.  Based on local laws and customs, this plan is unfunded.

Other Postretirement Benefits

Cambrex provided limited post-retirement health and life insurance benefits ("postretirement benefits") to all eligible retired employees.  Certain subsidiaries and all employees hired after December 31, 2002 (excluding those covered by collective bargaining) were not eligible for these benefits.  Effective December 31, 2009, the Company terminated these postretirement benefits for all participants resulting in a benefit of approximately $1,200.

Savings Plan

Cambrex makes available to all domestic employees a savings plan as permitted under Sections 401(k) and 401(a) of the Internal Revenue Code.  Employee contributions are matched in part by Cambrex.  The cost of this plan amounted to $631, $592 and $608 in 2009, 2008 and 2007, respectively.

Other

The Company has a non-qualified Compensation Plan for Key Executives (“the Deferred Plan”).  Under the Deferred Plan, officers and key employees may elect to defer all or any portion of their pre-tax earnings or to elect to defer receipt of the Company’s stock which would otherwise have been issued upon the exercise of the Company’s options.  Included within other liabilities at December 31, 2009 and 2008 there is $2,747 and $3,012, respectively, representing the Company’s obligation under the plan.  The Company invests in certain mutual funds and as such, included within other assets at December 31, 2009 and 2008 is $2,747 and $3,012, respectively, representing the fair value of these funds.  The fair values of these mutual funds are based on quoted market prices in active markets (Level 1).  Total shares held in trust as of December 31, 2009 and 2008 were 151,385 and 195,851, respectively, and are included as a reduction of equity at cost.  The value of the shares held in trust and the corresponding liability of $845 and $905 at December 31, 2009 and 2008, respectively, have been recorded in equity.  The Deferred Plan is not funded by the Company, but the Company has established a Deferred Compensation Trust Fund which holds the shares issued.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(15)	Retirement Plans and Other Postretirement Benefits (continued)

The benefit obligations as of December 31, 2009 and 2008 are as follows:

	Pension Plans
	Domestic		SERP		International		Postretirement Plans
	2009	2008	2009	2008	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation, beginning of year	$58,529	$57,451	$5,784	$5,207	$16,634	$18,563	$1,858	$1,757
Service cost	-	-	-	-	533	520	26	25
Interest cost	3,427	3,513	279	303	747	831	110	109
Plan participants' contributions	-	-	-	-	-	-	12	20
Actuarial loss/(gain)	1,869	1,234	275	(135)	(594)	757	(155)	(4)
Benefits paid	(2,739)	(3,431)	(800)	(107)	(468)	(460)	(26)	(65)
Plan amendments	-	-	-	516	-	-	-	-
Effect of eliminating early measurement date	-	(238)	-	-	-	-	-	16
Curtailments	-	-	-	-	-	-	(1,825)	-
Foreign exchange	-	-	-	-	1,639	(3,577)	-	-
Benefit obligation, end of year	$61,086	$58,529	$5,538	$5,784	$18,491	$16,634	$-	$1,858

The plan assets and funded status of the Domestic Pension Plans as of December 31, 2009 and 2008 are as follows:

	2009	2008
Change in plan assets
Fair value of plan assets, beginning of period	$37,311	$49,985
Actual return on plan assets	7,489	(12,342)
Contributions	1,161	3,194
Benefits paid	(2,739)	(3,431)
Effect of eliminating early measurement date	-	(95)
Fair value of plan assets, end of period	$43,222	$37,311

Funded status	(17,864)	(21,218)
Accrued benefit cost, end of period	$(17,864)	$(21,218)

The funded status of the SERP plan was ($5,538) and ($5,784) as of December 31, 2009 and 2008, respectively.  The funded status of the International Pension Plan was ($18,491) and ($16,634) as of December 31, 2009 and 2008, respectively.

The amounts recognized in accumulated other comprehensive loss as of December 31, 2009 and 2008 consist of the following:

	Pension Plans
	Domestic		SERP		International		Postretirement Plans
	2009	2008	2009	2008	2009	2008	2009	2008

Actuarial loss	$17,450	$20,690	$815	$540	$3,812	$4,591	$-	$824
Prior service cost	932	1,368	459	516	(51)	(58)	-	(541)
	$18,382	$22,058	$1,274	$1,056	$3,761	$4,533	$-	$283

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(15)	Retirement Plans and Other Postretirement Benefits (continued)

The components of net periodic benefit cost are as follows:

	Pension Plans
	Domestic			SERP			International			Postretirement Plans
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost
Service cost	$-	$-	$1,000	$-	$-	$53	$533	$520	$462	$26	$25	$21
Interest cost	3,427	3,513	3,597	279	303	300	747	831	665	110	109	107
Expected return on plan assets	(2,924)	(4,086)	(3,733)	-	-	-	-	-	-	-	-	-
Amortization of prior service cost	625	532	206	57	-	1	(6)	(7)	(7)	(156)	(155)	(156)
Recognized actuarial loss	355	-	209	-	5	17	130	125	75	52	56	65
Curtailments	-	-	414	-	-	15	-	-	-	(1,178)	-
Net periodic benefit cost	$1,483	$(41)	$1,693	$336	$308	$386	$1,404	$1,469	$1,195	$(1,146)	$35	$37

The sale of the businesses that comprised the Bioproducts and Biopharma segments in February 2007 required the Company to recognize a curtailment charge of $337 for the Domestic Pension Plans and $11 for the SERP plan in 2007 which is recorded in discontinued operations.  In April 2007, the Board of Directors of the Company approved the suspension of the Domestic Pension Plans and SERP plan effective August 31, 2007.  As a result, the Company was required to recognize a curtailment charge of $77 for the Domestic Pension Plans and $4 for the SERP plan in 2007.

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic cost in 2010 are as follows:

	Pension Plans
	Domestic	SERP	International
Actuarial loss	$429	33	$(104)
Prior service cost	436	57	6
Total	$865	$90	$(98)

Major assumptions used in determining the benefit obligations are presented in the following table:

	2009	2008

Discount rate:
Domestic Pension Plans	5.90%	6.00%
SERP	4.15%	5.60%
International Pension Plan	4.70%	4.40%
Postretirement Plans	5.90%	6.00%

Rate of compensation increase:
International Pension Plan	3.00%	3.00%

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(15)	Retirement Plans and Other Postretirement Benefits (continued)

Major assumptions used in determining the net benefit cost are presented in the following table:

	2009	2008	2007

Discount rate:
Domestic Pension Plans	6.00%	6.25%	6.00%
SERP	5.60%	6.00%	6.00%
International Pension Plan	4.70%	4.40%	4.25%
Postretirement Plans	6.00%	6.25%	6.00%

Expected return on plan assets:
Domestic Pension Plans	8.00%	8.00%	8.00%

Rate of compensation increase:
Domestic Pension Plans	N/A	N/A	5.00%
SERP	N/A	N/A	5.00%
International Pension Plan	3.00%	3.00%	3.00%

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

The aggregate Accumulated Benefit Obligation (“ABO”) of $61,086 exceeds plan assets by $17,864 as of December 31, 2009 for the Domestic Pension Plans.  The aggregate ABO is $17,605 for the International Pension Plan as of December 31, 2009.  The International Pension Plan is unfunded.

The Company expects to contribute approximately $1,041 in cash to the Domestic Pension Plans in 2010.  The Company does not expect to contribute cash to its International Pension Plan in 2010.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans
	Domestic	SERP	International
2010	$2,939	$720	$551
2011	$3,113	$720	$583
2012	$3,254	$720	$597
2013	$3,275	$720	$682
2014	$3,465	$720	$746
2015-2019	$18,190	$3,600	$4,169

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(15)	Retirement Plans and Other Postretirement Benefits (continued)

The investment objective for the Domestic Pension Plan’s assets is to achieve long-term growth with exposure to risk at an appropriate level.  The Company invests in a diversified asset mix consisting of equities (domestic and international) and taxable fixed income securities.  Assets are managed to obtain the highest total rate of return in keeping with a moderate level of risk.  The target allocations for plan assets are 30% - 80% equity securities, 25% - 45% U.S. fixed income and 0% - 10% all other investments.  Equity securities primarily include investments in large-cap and small-cap companies, mostly in the U.S., Fixed income securities include high quality corporate bonds and U.S. government securities.  Other types of investments include real asset funds, consisting primarily of investments in commodities, and Treasury Inflation-Protected Securities (“TIPS”).

The fair values of the Company’s pension plan assets by asset category are as follows:

		Fair Value Measurements at December 31, 2009 using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. companies	$15,173	$-	$15,173	$-
International companies	8,270	-	8,270	-
U.S. fixed income	14,415	-	12,430	1,985
Commodities	3,292	-	3,292	-
TIPS	2,072	-	2,072	-
	$43,222	$-	$41,237	$1,985

The following table sets forth a summary of the changes in the fair value of the Domestic Plan’s Level 3 assets for the year ended December 31, 2009:

Group Annuity Contract

Balance, December 31, 2008	$1,917
Actual return on plan assets:
Relating to assets still held at the reporting date	122
Purchases, issuances, and settlements	(54)
Balance, December 31, 2009	$1,985

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(16)	Foreign Operations and Sales

The following summarized data represents the gross sales and long lived tangible assets for the Company’s domestic and foreign entities for 2009, 2008 and 2007:

	Domestic	Foreign	Total

2009
Gross sales	$84,518	$151,759	$236,277
Long-lived assets	39,227	158,282	197,509

2008
Gross sales	$81,707	$167,911	$249,618
Long-lived assets	42,621	154,257	196,878

2007
Gross sales	$81,429	$171,145	$252,574
Long-lived assets	42,103	159,106	201,209

Export sales, included in domestic gross sales, in 2009, 2008 and 2007 amounted to $25,768, $24,602, and $28,821, respectively.

Sales to geographic area consist of the following:

	2009	2008	2007

North America	$80,830	$86,631	$85,644
Europe	136,534	143,542	150,692
Asia	10,495	11,440	9,125
Other	8,418	8,005	7,113
Total	$236,277	$249,618	$252,574

This table summarizes gross sales by product groups:

	2009	2008	2007
APIs and pharmaceutical intermediates	$212,644	$220,722	$220,386
Other	23,633	28,896	32,188

Total	$236,277	$249,618	$252,574

One customer, Gyma, a distributor representing multiple customers, accounted for 11.5% of consolidated gross sales for 2009.  Two customers each account for 10% of consolidated gross sales for the years ended December 31, 2008 and 2007.  One customer, Warner Chilcott plc, with which a long-term sales contract is in effect, account for 10.0% and 11.2% of consolidated sales for 2008 and 2007, respectively.  The second customer, Gyma, accounted for 11.8% and 12.5% for 2008 and 2007, respectively.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(17)	Commitments

The Company has operating leases expiring on various dates through the year 2019.  The leases are primarily for the rental of office space, office and laboratory equipment and vehicles.  At December 31, 2009, future minimum commitments under non-cancelable operating lease arrangements were as follows:

Year ended December 31:
2010	$1,822
2011	490
2012	405
2013	364
2014	376
2015 and thereafter	1,581
Total commitments	$5,038

Total operating lease expense was $1,978, $2,270 and $2,270 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company is party to several unconditional purchase obligations resulting from contracts that contain legally binding provisions with respect to quantities, pricing and timing of purchases.  The Company’s purchase obligations mainly include commitments to purchase raw materials.  At December 31, 2009 future commitments under these obligations were as follows:

Year ended December 31:
2010	$6,452
2011	963
2012	-
2013	-
2014	-
Total commitments	$7,415

(18)	Contingencies

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

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(18)	Contingencies (continued)

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

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites.  These accruals were $6,163 and $6,226 at December 31, 2009 and 2008, respectively.  The decrease in the accrual includes payments of $310 partially offset by increases to reserves of $110 and the impact of currency of $137.  Based upon available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where full remediation costs may not be estimable at the reporting date.

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

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and a proposed Remedial Action Work Plan (“RAW”) to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP subsequently rejected the RAW and requested additional investigative work at the site and that work is on-going.  The reserve was $1,164 at December 31, 2009 which is based on the initial remedial action plan.  The results of the additional investigative work may impact the remediation plan and costs.

Additionally, the Company has recorded a liability of $916 for the Cosan Carlstadt, New Jersey site based on the investigations completed to date and the proposed RAW submitted to the NJDEP for their approval.  The NJDEP has subsequently required the Company to perform additional investigative work prior to approval of the RAW.  The results of this additional investigative work may impact the remediation plan and costs.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former operating subsidiaries of the Company are considered PRPs at the Berry’s Creek Superfund Site in New Jersey.  The operating companies are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek Site.  The Company has joined the group of PRPs and filed a response to the USEPA agreeing to jointly negotiate to conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek Site.  The PRPs have engaged consultants to evaluate investigation and remedial alternatives and develop a method to allocate related costs among the PRPs.  As of December 31, 2009 the Company’s reserve was $309 to cover the initial phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is expected to take several years and at this time it is too early to predict the extent of any additional liabilities.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(18)	Contingencies (continued)

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

As of December 31, 2009, the reserve recorded on the books was $1,300 and represents the Company’s best estimate to complete both RODs.

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

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(18)	Contingencies (continued)

Litigation and Other Matters

Lorazepam and Clorazepate

In 1998 the Company and a subsidiary were named as defendants (along with Mylan Laboratories, Inc. (“Mylan”) and Gyma in a proceeding instituted by the Federal Trade Commission (“FTC”) in the United States District Court for the District of Columbia (the “District Court”).  Suits were also commenced by several State Attorneys’ General and class action complaints by private plaintiffs in various state courts.  The suits alleged violations of the Federal Trade Commission Act arising from exclusive license agreements between the Company and Mylan covering two APIs (Lorazepam and Clorazepate).  The FTC and Attorneys’ General suits were settled in February 2001.

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

Additionally, as permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's, director's or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that covers a portion of any potential exposure.  The Company currently believes the estimated fair value of its indemnification agreements is not material based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of December 31, 2009.

Cambrex's subsidiaries are party to a number of other proceedings that are not considered material at this time.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(19)	Discontinued Operations

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

In July 2007 the Company entered into a settlement agreement settling litigation which had been commenced by the purchasers of the Rutherford Business in April 2006. As a result of this settlement, the Company’s 2007 results include a charge of $4,041, net of tax of $595, recorded in discontinued operations.   In addition, during 2007 the Company recorded expense of $1,000 for an adjustment to an environmental reserve at a Rutherford Business site.  Refer to Note 18 for a complete discussion on these matters.

The following table shows revenues and income from the discontinued operations:

2007

Revenues	$20,335

Pre-tax income of discontinued operations	$545
Gain on sale of Bioproducts and Biopharma segments	235,489
Rutherford litigation settlement	(4,636)
Rutherford environmental reserve adjustment	(1,000)
Income from discontinued operations before income taxes	230,398
Provision for income taxes	7,639
Income from discontinued operations, including gains from dispositions, net of tax	$222,759

The 2007 provision for income taxes includes $7,915 of expense for discontinued operations taxable income.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL AND SUPPLEMENTARY DATA - UNAUDITED
(in thousands, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter (1)
2009
Gross sales	$60,000	$59,766	$57,802	$58,709
Net revenues	61,032	59,281	56,370	57,867
Gross profit	19,133	19,683	16,948	14,514
Net income/(loss)	4,738	5,459	2,963	(2,768)

Earnings/(loss) per share of common stock:(6)
Basic	0.16	0.19	0.10	(0.09)
Diluted	0.16	0.19	0.10	(0.09)
Average shares:
Basic	29,200	29,222	29,253	29,286
Diluted	29,203	29,247	29,303	29,286

	1st	2nd	3rd	4th
	Quarter (2)	Quarter (3)	Quarter (4)	Quarter (5)
2008
Gross sales	$61,706	$66,226	$56,508	$65,178
Net revenues	60,990	65,813	58,292	64,133
Gross profit	21,929	19,811	16,235	15,768
Net income/(loss)	4,246	1,836	2,797	(950)

Earnings/(loss) per share of common stock:(6)
Basic	0.15	0.06	0.10	(0.03)
Diluted	0.15	0.06	0.10	(0.03)
Average shares:
Basic	29,035	29,090	29,163	29,175
Diluted	29,093	29,101	29,178	29,175

(1)	Net income includes tax expense of approximately $5,300 for an estimate of an international tax liability related to a 2003 transaction.

(2)	Net income includes pre-tax charges of $177 within operating expenses for the costs related to strategic alternatives and $634 within operating expenses for restructuring costs.

(3)
Net income includes pre-tax charges of $398 within operating expenses for the costs related to strategic alternatives, $514 within operating expenses for restructuring costs and $597 within operating expenses for the acceleration of equity awards related to the former CEO's retirement.

(4)
Net income includes pre-tax charges of $833 within operating expenses for the costs related to strategic alternatives, $321 within operating expenses for restructuring costs and $35 within operating expenses for the modification of equity awards related to the former CEO's retirement.

(5)
Net loss includes pre-tax charges of $107 within operating expenses for the costs related to strategic alternatives, $3,226 within operating expenses for restructuring costs and $408 within operating expenses related to the former CEO's retirement.

(6)
Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period, as such, the sum of the quarters may not necessarily equal the earnings per share amount for the year.

Index

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Index

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2009.  Effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere herein.

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

Item 9B	Other Information

None.

Index

PART III

Item 10	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

The following table lists the officers of the Company:

Name	Age	Office

Steven M. Klosk*	52	President, Chief Executive Officer

James G. Farrell	43	Vice President and Corporate Controller

Paolo Russolo*	65	President, Cambrex Profarmaco Milano

Gregory P. Sargen*	44	Vice President & Chief Financial Officer

F. Michael Zachara*	46	Vice President, General Counsel and Corporate Secretary

*Executive Officer

The Company's executive officers are elected by the Board of Directors and serve at the Board's discretion.

Mr. Klosk joined Cambrex in October 1992 and has served as President & Chief Executive Officer since May 2008.  He also became a member of the Board of Directors in May 2008.  Mr. Klosk joined the Company as Vice President, Administration.  He was appointed Executive Vice President, Administration in October 1996 and was promoted to the position of Executive Vice President, Administration and Chief Operating Officer for the Cambrex Pharma and Biopharmaceutical Business Unit in October 2003.  In January 2005, Mr. Klosk assumed direct responsibility for the leadership of the Biopharmaceutical Business Unit as Chief Operating Officer.  In August 2006, Mr. Klosk assumed the responsibility of the Pharma business as Executive Vice President and Chief Operating Officer – Biopharma & Pharma and in February 2007 was appointed to Executive Vice President, Chief Operating Officer & President, Pharmaceutical Products and Services.  From 1988 until he joined Cambrex, Mr. Klosk was Vice President, Administration and Corporate Secretary for The Genlyte Group, Inc.  From 1985 to 1988, he was Vice President, Administration for Lightolier, Inc., a subsidiary of The Genlyte Group, Inc.

Mr. Farrell joined Cambrex in September 2005 and has served as Vice President and Corporate Controller since July 2007.  Mr. Farrell previously held the position of Corporate Controller.  Mr. Farrell was employed during a part of 2008 by PDI, Inc. as Vice President and Corporate Controller/Interim Chief Financial Officer.  Mr. Farrell returned to Cambrex in late 2008. From 1994 until 2005, he was with Ingersoll-Rand Company, most recently as Director, Accounting Policy, Procedures and External Reporting.  Mr. Farrell was with Ernst & Young from 1988 to 1994, most recently as Audit Manager.

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

Index

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

The remaining information called for by Part III is hereby incorporated by reference to the information set forth under the captions “Principal Stockholders,” “Common Stock Ownership by Directors and Executive Officers,” “Board of Directors,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation,” “Executive and Other Compensation,” “Executive and Other Compensation,” “Audit Committee Report” and “Principal Accounting Firm Fees” in the registrant's definitive proxy statement for the Annual Meeting of Stockholders, to be held April 22, 2010, which meeting involves the election of directors, which definitive proxy statement is being filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Index

PART IV

Item 15	Exhibits and Financial Statement Schedules

(a)      1.     The following consolidated financial statements of the Company are filed as part of this report:

(a)      2.     (i)  The following schedule to the consolidated financial statements of the Company as filed herein and the Report of Independent Registered Public Accounting Firms are filed as part of this report.

Page Number
(in this report)

Schedule II – Valuation and Qualifying Accounts	77

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

(a)      3.     The exhibits filed in this report are listed in the Exhibit Index on pages 79 - 81.

Index

SCHEDULE II

CAMBREX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
(dollars in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions
		Charged/		Charged/
	Balance	(Credited) to		(Credited) to		Balance
	Beginning	Cost and		Other		End of
	of Year	Expenses		Accounts	Deductions	Year
Description
Year ended December 31, 2009:
Doubtful trade receivables and returns and allowances	$1,105	$(191)		$31	$318	$627
Deferred tax valuation allowance	79,230	103		1,035	-	80,368
Year ended December 31, 2008:
Doubtful trade receivables and returns and allowances	$560	$600		$(41)	$14	$1,105
Deferred tax valuation allowance	64,842	3,762		10,626	-	79,230
Year ended December 31, 2007:
Doubtful trade receivables and returns and allowances	$571	$55		$35	$101	$560
Deferred tax valuation allowance	91,403	(21,241	) *	(5,320)	-	64,842

* Includes $(31,584) related to discontinued operations.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/ Gregory P. Sargen
Gregory P. Sargen
Vice President and Chief Financial Officer

Date:	February 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	STEVEN M. KLOSK	President and Chief Executive Officer	)
Steven M. Klosk

/s/	GREGORY P. SARGEN	Vice President and Chief Financial	)
	Gregory P. Sargen	Officer (Principal Financial Officer and Accounting Officer)

/s/	JOHN R. MILLER*	Chairman of the Board of Directors	)
John R. Miller

/s/	DAVID R. BETHUNE *	Director	)
David R. Bethune

/s/	ROSINA B.DIXON*	Director	)
Rosina B. Dixon, M.D.

/s/	ROY W. HALEY*	Director	)
Roy W. Haley

/s/	KATHRYN RUDIE HARRIGAN*	Director	)
Kathryn Rudie Harrigan, PhD

/s/	LEON J. HENDRIX, JR.*	Director	) February 11, 2010
Leon J. Hendrix, Jr.

/s/	ILAN KAUFTHAL*	Director	)
Ilan Kaufthal

/s/	WILLIAM KORB*	Director	)
William Korb

/s/	PETER G. TOMBROS*	Director	)
Peter G. Tombros

*By	/s/ STEVEN M. KLOSK		)
Steven M. Klosk
Attorney-in-Fact

Index

EXHIBIT INDEX

Exhibit No.		Description

3.1	--	Restated Certificate of Incorporation of registrant, as amended.(N).

3.2	--	By Laws of registrant, as amended.(N).

4.1	--	Form of Certificate for shares of Common Stock of registrant.(A - Exhibit 4(a)).

10.1	--	2009 Long Term Incentive Plan (X – Exhibit 1).

10.2	--	Directors’ Compensation Program.(K).

10.8	--	Asset purchase agreement dated as of August 7, 2003 between Rutherford Acquisition Corporation and Cambrex Corporation and The Sellers listed in the asset in the asset Purchase agreement.(Y).

10.9	--
Credit Agreement dated as of April 6, 2007 between Cambrex Corporation, the subsidiary borrowers party hereto, the subsidiary guarantors party hereto, the lenders party hereto and JP Morgan Chase Bank, N.A., as Administrative Agent.(U).

10.10	--	Settlement Agreement and Release and Environmental Escrow Agreement dated July 30, 2007 between Rutherford Chemicals LLC, Vertellus Specialties Holdings UK Ltd. (formerly Rutherford Chemicals UK Ltd.), Vertellus Specialties UK Ltd. (formerly Seal Sands Chemicals Ltd.), and Vertellus Specialties Holdings Corp. (formerly Rutherford Chemicals Holdings Corp.), and Cambrex Corporation, Nepera, Inc., CasChem Inc., Zeeland Chemicals, Inc., Nepcam, Inc., and Cambrex Ltd.(Z).

10.12	--	Supplemental Executive Retirement Plan Change of Control Amendment.(W).

10.16	--	1994 Stock Option Plan.(C).

10.17	--	1996 Performance Stock Option Plan.(G).

10.18	--	1998 Performance Stock Option Plan.(H).

10.19	--	2000 Employee Performance Stock Option Plan.(H).

10.20	--
Form of Employment Agreement (amended and restated) between the registrant and its executive officers named in the Revised Schedule of Parties thereto.(O – Exhibit 10.20) (as amended (P) Exhibit 10.20.1).

10.21	--	Revised Schedule of Parties (Exhibit 10.20 hereto).(E).

10.22	--	Cambrex Corporation Savings Plan.(B).

10.23	--	Cambrex Corporation Supplemental Retirement Plan.(D).

10.25	--	Employment Agreement dated February 6, 2007 between the registrant and Gregory P. Sargen.(V).

10.29	--	Deferred Compensation Plan of Cambrex Corporation (as amended and restated as of March 1, 2001).(O).

10.32	--	Employment Agreement dated February 6, 2007 between the registrant and Paolo Russolo.(V).

10.33	--	2001 Performance Stock Option Plan.(I).

10.34	--	2003 Performance Stock Option Plan.(I).

10.35	--	2004 Performance Incentive Plan.(J).

10.36	--	Directors’ Common Stock Fee Payment Plan.(J).

10.38	--	2004 Incentive Plan.(L).

10.39	--	Separation and General Release Agreement.(M).

10.41	--	Administrative Consent order dated September 16, 1985 of the New Jersey Department of Environmental Protection to Cosan Chemical Corporation.(A-Exhibit 10(q)).

10.42	--	Registration Rights Agreement dated as of June 5, 2006 between the registrant and American Stock Transfer and Trust Company.(F).

10.46	--	Stock Purchase Agreement dated October 23, 2006 between Lonza America Inc., Lonza Bioproducts AG, Lonza Sales AG, Lonza Group Limited and Cambrex Corporation and Subsidiaries.(S – Exhibit 10.1).

10.47	--	Agreement to Lift Sales Restrictions on Certain Vested Options.(Q).

10.48	--	Agreement to Accelerate Vesting of Certain Options.(R).

16.1	--	PricewaterhouseCoopers LLP Letter.(T).

21	--	Subsidiaries of registrant.(E).

23	--
Consent of BDO Seidman LLP to the incorporation by reference of its report herein in Registration Statement Nos. 333-57404, 333-22017, 33-37791, 33-81780, 33-81782, 333-113612, 333-113613, 333-129473 and 333-136529 on Form S-8 of the registrant.(E).

_______________
See legend on  page 81

Index

EXHIBIT INDEX

Exhibit No.		Description

24	--	Powers of Attorney to sign this report.(E).

31.1	--	CEO Certification pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended.(E).

31.2	--	CFO Certification pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended.(E).

32	--	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(K).

_______________
See legend on following page

Index

EXHIBIT INDEX

(A)	Incorporated by reference to the indicated Exhibit to registrant's Registration Statement on Form S-1 (Registration No. 33-16419).

(B)	Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81780) dated July 20, 1994.

(C)	Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81782) dated July 20, 1994.

(D)	Incorporated by reference to the registrant's Annual Report on Form 10-K for 1994.

(E)	Filed herewith.

(F)	Incorporated by reference to the registrant’s Registration Statement on Form 8-A dated May 25, 2006.

(G)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-22017) dated February 19, 1997.

(H)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-57404) dated March 22, 2001.

(I)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-113612) dated March 15, 2004.

(J)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-113613) dated March 15, 2004.

(K)	Furnished herewith.

(L)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-129473) dated November 4, 2005.

(M)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated January 4, 2006.

(N)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2007.

(O)	Incorporated by reference to registrant’s Annual Report on Form 10-K for year end 2005 filed May 26, 2006.

(P)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2006.

(Q)	Incorporated by reference to registrant’s Current Report on Form 8-K dated November 7, 2006.

(R)	Incorporated by reference to registrant’s Current Report on Form 8-K dated June 7, 2005.

(S)	Incorporated by reference to registrant’s Current Report on Form 8-K filed October 24, 2006.

(T)	Incorporated by reference to registrant’s Current Report on Form 8-K filed March 21, 2007.

(U)	Incorporated by reference to registrant’s Current Report on Form 8-K filed April 11, 2007.

(V)	Incorporated by reference to registrant’s Annual Report on Form 10-K for year end 2006 filed on March 15, 2007.

(W)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2008.

(X)	Incorporated by reference to registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders filed on March 20, 2009.

(Y)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated November 10, 2003.

(Z)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2007.