Form 10-Q
period 2010-03-31
CAMBREX CORP
filed 2010-05-05
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐.   No ☒.

As of April 30, 2010, there were 29,333,343 shares outstanding of the registrant’s Common Stock, $.10 par value.

CAMBREX CORPORATION AND SUBSIDIARIES

Form 10-Q

For The Quarter Ended March 31, 2010

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
 (in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,576	$52,365
Trade receivables, net	37,791	32,025
Inventories, net	60,064	58,369
Prepaid expenses and other current assets	6,787	6,654
Total current assets	146,218	149,413

Property, plant and equipment, net	153,468	161,149
Goodwill	41,291	36,360
Other non-current assets	4,102	4,593

Total assets	$345,079	$351,515
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,890	$17,038
Accrued expense and other current liabilities	37,561	38,013
Total current liabilities	55,451	55,051

Long-term debt	124,100	120,800
Deferred income tax	16,462	17,305
Accrued pension and postretirement benefits	40,133	40,963
Other non-current liabilities	13,049	14,126
Total liabilities	249,195	248,245

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 31,408,778 shares at respective dates	3,140	3,140
Additional paid-in capital	100,647	100,497
Retained earnings	24,028	22,345
Treasury stock, at cost, 2,083,092 and 2,121,372 shares at respective dates	(17,766)	(18,109)
Accumulated other comprehensive loss	(14,165)	(4,603)

Total stockholders' equity	95,884	103,270

Total liabilities and stockholders' equity	$345,079	$351,515

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(in thousands, except per-share data)

	Three months ended
	March 31,
	2010	2009

Gross sales	$56,155	$60,000
Allowances and rebates	336	333
Net sales	55,819	59,667
Other revenues	274	1,365
Net revenues	56,093	61,032
Cost of goods sold	41,600	41,899
Gross profit	14,493	19,133
Operating expenses:
Selling, general and administrative expenses	8,796	9,048
Research and development expenses	1,985	1,737
Total operating expenses	10,781	10,785
Operating profit	3,712	8,348
Other expenses/(income):
Interest expense, net	1,198	1,157
Other expenses/(income), net	3	(67)
Income before income taxes	2,511	7,258
Provision for income taxes	828	2,520
Net income	$1,683	$4,738

Earnings per share of common stock:
Basic	$0.06	$0.16
Diluted	$0.06	$0.16

Weighted average shares outstanding:
Basic	29,315	29,200
Effect of dilutive stock based compensation	59	3
Diluted	29,374	29,203

.See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,683	$4,738
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	5,384	4,686
Increase in inventory reserve	276	2,446
Stock based compensation included in net income	489	373
Deferred income tax provision	(415)	19
Other	(177)	101
Changes in assets and liabilities:
Trade receivables	(5,816)	(1,353)
Inventories	(3,424)	(3,826)
Prepaid expenses and other current assets	107	(1,145)
Accounts payable and other current liabilities	682	(7,210)
Other non-current assets and liabilities	(414)	(444)
Net cash used in operating activities	(1,625)	(1,615)

Cash flows from investing activities:
Capital expenditures	(2,716)	(1,002)
Acquisition of business, net of cash	(6,832)	-
Net cash used in investing activities	(9,548)	(1,002)

Cash flows from financing activities:
Long-term debt activity (including current portion):
Borrowings	6,700	14,300
Repayments	(3,400)	(11,100)
Other financing activities	(41)	(38)
Net cash provided by financing activities	3,259	3,162

Effect of exchange rate changes on cash and cash equivalents	(2,875)	(1,368)

Net decrease in cash and cash equivalents	(10,789)	(823)

Cash and cash equivalents at beginning of period	52,365	32,540

Cash and cash equivalents at end of period	$41,576	$31,717

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

(1)	Basis of Presentation

Unless otherwise indicated by the context, "Cambrex" or the "Company" means Cambrex Corporation and subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared from the records of the Company.  In the opinion of management, the financial statements include all adjustments, which are of a normal and recurring nature, except as otherwise described herein, and are necessary for a fair statement of financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”).  These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2009.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full year.

(2)	Impact of Recently Issued Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements.”  This statement requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in FASB Statement “Fair Value Measurement.”  The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The effect of adopting this pronouncement will not have an impact on the Company’s financial position or results of operations.

Revenue Arrangements with Multiple Deliverables

In September 2009, the Emerging Issues Task Force (“EITF”) issued “Revenue Arrangements with Multiple Deliverables.”  This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  This issue will supersede EITF 00-21 “Revenue Arrangements with Multiple Deliverables.”  This issue eliminates the use of the residual value method for determining allocation of arrangement consideration; and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence can not be determined.  This issue also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this issue.  In addition, for each reporting period in the initial year of adoption, this issue requires disclosure of the amount of revenue recognized subject to the measurement requirements of this issue and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements of Issue 00-21.  The Company has elected to early adopt the provisions of this standard, on a prospective basis, for revenue arrangements entered into or materially modified beginning January 1, 2010.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(2)	Impact of Recently Issued Accounting Pronouncements (continued)

Revenue Recognition – Milestone Method

In April 2010, the EITF issued “Revenue Recognition – Milestone Method.”  This issue provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  This issue is effective on a prospective basis for milestones achieved in fiscal years beginning after June 15, 2010.  Early adoption is permitted.  The Company is currently evaluating the potential impact of this issue.

(3)	Acquisitions

In March 2010 the Company completed the acquisition of IEP GmbH (“IEP”), a privately held company in Wiesbaden, Germany that is a leader in the field of industrial biocatalysis.  IEP offers cost effective customized biocatalytic process development and sales of enzymes to the pharmaceutical industry and was acquired for approximately $6,800 in cash.

The Company has preliminarily recorded the excess of the purchase price over the carrying value of the purchased net assets to goodwill.  Pending completion of the valuation of the business, the Company will allocate the fair value of IEP to its assets and liabilities and adjust goodwill accordingly.

In accordance with the acquisition method, the results of operations of IEP are included in the Company’s consolidated financial statements from the date of acquisition.  The acquisition would not have had a material impact on the results of operations had the acquisition occurred at the beginning of 2010 and as such no proforma results have been presented.

(4)	Stock Based Compensation

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for stock options granted to employees during the three months ended March 31, 2009 was $1.55.  No stock options were granted during the three months ended March 31, 2010.

For the three months ended March 31, 2010 and 2009, the Company recorded $257 and $154, respectively, in selling, general and administrative expenses for stock options.  As of March 31, 2010, the total compensation cost related to unvested stock options not yet recognized was $2,456.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.9 years.

For the three months ended March 31, 2010 and 2009, the Company recorded $195 and $202, respectively, in selling, general and administrative expenses for restricted stock awards.  As of March 31, 2010 the total compensation cost related to unvested restricted stock not yet recognized was $676.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.9 years.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(4)	Stock Based Compensation (continued)

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2010	2,020,369	$11.27
Forfeited or expired	(14,975)	$6.41
Outstanding at March 31, 2010	2,005,394	$11.31

Exercisable at March 31, 2010	888,254	$18.30

The aggregate intrinsic value for all stock options outstanding as of March 31, 2010 was $4.

The following table is a summary of the Company’s nonvested stock options and restricted stock:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2010	1,133,790	$5.74	90,686	$11.43
Granted	-	-	88,348	$5.54
Vested during period	(5,375)	$4.41	(26,956)	$10.65
Forfeited	(11,275)	$5.84	(400)	$13.75
Nonvested at March 31, 2010	1,117,140	$5.74	151,678	$8.13

(5)	Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2010, are as follows:

Balance as of January 1, 2010	$36,360
Acquisition of business	6,729
Translation effect	(1,798)
Balance as of March 31, 2010	$41,291

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(6)	Income Taxes

The Company recorded tax expense of $828 and $2,520 in the three months ended March 31, 2010 and 2009, respectively.  The decrease is due primarily to lower pre-tax earnings.

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

As of January 1, 2010 the Company had approximately $4,598 of unrecognized tax benefits, excluding gross interest and penalties.  During the three months ended March 31, 2010, the Company decreased its unrecognized tax benefits by $443 primarily for foreign currency translation.  Of the total balance of unrecognized tax benefits at March 31, 2010 approximately $3,426, if recognized, would change the effective tax rate.

In the next twelve months, the Company may decrease the reserve for unrecognized tax benefits for intercompany transactions by approximately $250 mainly due to the expiration of a statute of limitation period.  This item would impact the income tax provision.

In September 2008, the Company was selected for a random IRS examination for tax year 2006.  The examination is in process.  Tax years 2007 and forward remain open to examination within the U.S.  The Company is also subject to examinations in its significant non-U.S. jurisdictions for 2005 and 2007 forward.

The Company is also subject to audits in various states for various years in which it has filed income tax returns.  In June 2009, the Company finalized a New Jersey examination of its open tax years, with no material adjustments.  Previous state audits have resulted in immaterial adjustments.  Open years for the majority of states where the Company files are 2006 and forward.

In 2009, the Company’s Italian subsidiary was examined by the Italian tax authorities, who challenged the business purpose of a 2003 transaction in which a new subsidiary was created, and the deductibility of certain intercompany transactions.  In the fourth quarter of 2009, the tax authorities notified the Company that they disagreed with the Company’s responses to their formal assessments.  In the first quarter of 2010, the Company filed an appeal to litigate the matter.  The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes its reserves are adequate, and intends to defend itself.

In 2009, the Company’s Swedish subsidiary was examined by the Swedish tax authorities, who questioned certain significant intercompany balances and transactions.  The Company filed responses to the inquiries in the fourth quarter of 2009.  In the first quarter of 2010, the tax authorities notified the Company that they agreed with the Company’s positions on all issues but one, the market interest rate on an intercompany balance.  The Company responded with additional information and provided results of a third-party study demonstrating that the interest rate was at market.  The Company has analyzed these issues in accordance with guidance on uncertain tax positions and concluded that no reserve is required.  The Company intends to defend itself.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(7)	Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories at March 31, 2010 and December 31, 2009 consist of the following:

	March 31,	December 31,
	2010	2009

Finished goods	$24,278	$26,549
Work in process	20,480	18,361
Raw materials	11,929	9,887
Supplies	3,377	3,572
Total	$60,064	$58,369

(8)	Restructuring Expenses

In December 2007, the Company consolidated its United States research and development (“R&D”) activities and small scale active pharmaceutical ingredient (“API”) production with its facility in Charles City, Iowa.  The restructuring reserve at March 31, 2010 consisted of the remaining lease payments and related costs under the Company’s current operating lease at the New Jersey R&D facility.  The operating lease expires in December 2010.

The following table reflects the activity related to the restructuring reserves through March 31, 2010:

	December 31, 2009	2010 Activity		March 31, 2010
	Reserve		Cash	Reserve
	Balance	Expense	Payments	Balance

Lease payments and related costs	$1,473	$-	$(375)	$1,098

(9)	Derivatives and Hedging Activities

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

Foreign Currency Forward Contracts

The Company's policy is to enter into forward exchange contracts to hedge forecasted cash flows associated with foreign currency transaction exposures as deemed appropriate.  This hedging strategy mitigates the impact of short-term foreign exchange rate movements on the Company's operating results.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(9)	Derivatives and Hedging Activities (continued)

The Company's primary exposures to foreign currency exchange rate fluctuations are in U.S. dollars, Swedish krona, and euros.

All forward contracts outstanding at March 31, 2010 have been designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives are not included in earnings but are included in accumulated other comprehensive (loss)/income (“AOCI”).  Changes in the fair value of the derivative instruments reported in AOCI will be reclassified into earnings as a component of product revenue when the forecasted transaction occurs.  The ineffective portion of all hedges will be recognized in current-period earnings and has been immaterial to the Company's financial results.

The notional amounts of foreign exchange forward contracts were $22,502 and $15,781 at March 31, 2010 and December 31, 2009, respectively.

Included in AOCI is the fair value of the Company’s forward exchange contracts which is in a net gain position of $174 and $310 as of March 31, 2010 and December 31, 2009, respectively.   Gains are located in the Company’s balance sheet under the caption “Prepaid expenses and other current assets” and losses are located under the caption “Accrued expenses and other current liabilities.”

The Company recognized a pre-tax loss in other comprehensive loss from foreign exchange contracts of $136 for the three months ended March 31, 2010.  The Company reclassified a pre-tax gain of $313 from AOCI into other revenue related to foreign exchange forward contracts for the three months ended March 31, 2010.  Assuming current market conditions continue, the entire amount recorded in AOCI related to foreign exchange forward contracts is expected to be recorded into other revenue within the next 12 months to reflect the fixed prices obtained from the forward contracts.

Interest Rate Swap Agreements

The Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt.  The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts.

All swap contracts outstanding at March 31, 2010 have been designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives are not recorded in earnings but are recorded each period in AOCI.  Changes in the fair value of the derivative instruments reported in AOCI will be recorded into earnings as interest expense over the remaining life of the swap agreement.  The ineffective portion of all hedges will be recognized in current-period earnings and has been immaterial to the Company's financial results.

As of March 31, 2010, the Company had three interest rate swaps in place with an aggregate notional value of $60,000, at an average fixed rate of 4.48%, all with maturity dates of October 2010.  The Company’s strategy has been to cover a portion of its outstanding floating rate bank debt with fixed interest rate protection.  At March 31, 2010 the Company had variable debt of $124,100, of which $60,000 is fixed by interest rate swaps.  Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions.  The fair value of these agreements was based on quoted market prices and was in a loss position of $1,485 and $2,038 at March 31, 2010 and December 31, 2009, respectively.  This loss is reflected in the Company’s balance sheet under the caption “Accrued expense and other current liabilities.”

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(9)	Derivatives and Hedging Activities (continued)

The Company decreased other comprehensive loss by $553 related to interest rate swaps for the three months ended March 31, 2010.  The Company reclassified a pre-tax loss of $637 from AOCI into interest expense related to interest rate swaps for the three months ended March 31, 2010.  Assuming current market conditions continue, $1,485 is expected to be reclassed out of AOCI into interest expense within the next 12 months.

(10)	Fair Value Measurements

The following tables provide the fair value measured on a recurring basis for the assets and liabilities as of March 31, 2010 and December 31, 2009:

		Fair Value Measurements at March 31, 2010 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signifcant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forwards, assets	$359	$-	$359	$-
Foreign currency forwards, liabilities	(185)	-	(185)	-
Interest rate swaps	(1,485)	-	(1,485)	-
Total	$(1,311)	$-	$(1,311)	$-

		Fair Value Measurements at December 31, 2009 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signifcant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forwards, assets	$310	$-	$310	$-
Interest rate swaps	(2,038)	-	(2,038)	-
Total	$(1,728)	$-	$(1,728)	$-

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(10)	Fair Value Measurements (continued)

As of March 31, 2010, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the Company’s evaluation of its counterparties’ credit risks.

The Company’s financial instruments also include cash and cash equivalents, accounts receivables, accounts payables and accrued liabilities.  The carrying amount of these instruments approximates fair value because of their short-term nature.

(11)	Comprehensive Loss

The following table shows the components of comprehensive loss for the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009

Net income	$1,683	$4,738
Foreign currency translation	(10,281)	(8,217)
Unrealized gain on hedging contracts, net of tax	462	181
Pension, net of tax	257	268
Total	$(7,879)	$(3,030)

(12)	Retirement Plans

Domestic Pension Plans

The components of net periodic benefit cost for the Company’s domestic plans for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended
	March 31,
	2010	2009

Components of net periodic benefit cost
Interest cost	$880	$857
Expected return on plan assets	(794)	(731)
Amortization of prior service costs	109	109
Recognized actuarial loss	107	136

Net periodic benefit cost	$302	$371

The Company has a Supplemental Executive Retirement Plan for key executives.  This plan is non-qualified and unfunded.  Net periodic benefit costs for the three months ended March 31, 2010 and 2009 were $72 and $84, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(12)	Retirement Plans (continued)

International Pension Plan

The components of net periodic benefit cost for the Company’s international plan for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended
	March 31,
	2010	2009

Components of net periodic benefit cost
Service cost	$145	$121
Interest cost	215	170
Recognized actuarial loss	26	30
Amortization of prior service credit	(2)	(1)

Net periodic benefit cost	$384	$320

(13)	Contingencies

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

Environmental

In connection with laws and regulations pertaining to the protection of the environment, the Company and its subsidiaries are a party to several environmental proceedings and remediation investigations and cleanups and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites ("Superfund sites").  Additionally, the Company has retained the liability for certain environmental proceedings associated with the discontinued operations of the Rutherford Chemicals business.

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(13)	Contingencies (continued)

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of Superfund sites not owned by the Company and the Company's current and former operating sites.  These accruals were $6,090 and $6,163 at March 31, 2010 and December 31, 2009, respectively.  The decrease in the accrual includes payments of $54 and the impact of currency of $19.  Based upon available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where full remediation costs may not be estimable at the reporting date.

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

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and a proposed Remedial Action Work Plan (“RAW”) to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP subsequently rejected the RAW and requested additional investigative work at the site and that work is on-going.  The reserve was $1,152 at March 31, 2010 which is based on the initial remedial action plan.  The results of the additional investigative work may impact the remediation plan and costs.

Additionally, the Company has recorded a liability of $908 for the Cosan Carlstadt, New Jersey site based on the investigations completed to date and the proposed RAW submitted to the NJDEP for their approval.  The NJDEP has subsequently required the Company to perform additional investigative work prior to approval of the RAW.  The results of this additional investigative work may impact the remediation plan and costs.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former operating subsidiaries of the Company are considered PRPs at the Berry’s Creek Superfund Site in New Jersey.  The operating companies are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek Site.  The Company has joined the group of PRPs and filed a response to the USEPA agreeing to jointly negotiate to conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek Site.  The PRPs have engaged consultants to evaluate investigation and remedial alternatives and develop a method to allocate related costs among the PRPs.  As of March 31, 2010, the Company’s reserve was $285 to cover the initial phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is ongoing and at this time it is too early to predict the extent of any additional liabilities.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(13)	Contingencies (continued)

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

As of March 31, 2010, the reserve recorded on the books was $1,300 and represents the Company’s best estimate to complete both RODs.

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(13)	Contingencies (continued)

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

All cases have been resolved except for one brought by four health care insurers. In 2008 the District Court, in this remaining case, entered judgment after trial against Mylan, Gyma and Cambrex in the amount of $8,355, payable jointly and severally, and also a punitive damage award against each defendant in the amount of $16,709.  In addition, the District Court ruled that the defendants were also subject to a total of approximately $7,000 in prejudgment interest.  The parties have appealed the awards and the matter will now be scheduled for appellate mediation.

Cambrex paid $12,415 in exchange for a release from Mylan and full indemnity in 2003 against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to this matter.  Cambrex expects any payment of the judgment against it to be made by Mylan under the indemnity described above.

Other

The Company has commitments incident to the ordinary course of business including corporate guarantees of certain subsidiary obligations to the Company’s lenders related to financial assurance obligations under certain environmental laws for remediation; closure and third party liability requirements of certain of its subsidiaries and a former operating location; contract provisions for indemnification protecting its customers and suppliers against third party liability for manufacture and sale of the Company’s products that fail to meet product warranties and contract provisions for indemnification protecting licensees against intellectual property infringement related to licensed Company technology or processes.

Additionally, as permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's, director's or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that covers a portion of any potential exposure.  The Company currently believes the estimated fair value of its indemnification agreements is not material based on currently available information, and as such, the Company has no liabilities recorded for these agreements as of March 31, 2010.

Cambrex's subsidiaries are party to a number of other proceedings that are not considered material at this time.

CAMBREX CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following significant events occurred during the first quarter 2010:

•	Sales decreased 6.4% on a reported basis compared to first quarter 2009. Sales, excluding currency impact, decreased 10.8%.
•	Gross margins decreased on a reported basis to 25.8% from 31.9% in the first quarter 2009. Gross margin, excluding currency impact, decreased to 30.4% in the first quarter 2010.
•	Operating expenses were flat on a reported basis and decreased 5.6%, excluding currency impact, in the first quarter 2010.
•	The Company acquired IEP GmbH in March 2010. Refer to Note 3 of the Company’s Consolidated Financial Statements.

Results of Operations

Comparison of First Quarter 2010 versus First Quarter 2009

Gross sales in the first quarter 2010 of $56,155 were $3,845 or 6.4% below the first quarter 2009.  Excluding a 4.4% favorable impact of foreign exchange, reflecting a weaker U.S. dollar compared to first quarter 2009, sales decreased 10.8%.  The decrease is primarily due to the timing of orders for two active pharmaceutical ingredients (“APIs”) manufactured under long-term supply agreements, a customer supply chain disruption for an API manufactured under a long-term supply agreement, and a feed additive for which a contract expired.  This feed additive contributed $1,811 in sales in the first quarter 2009.  Lower pricing of certain generic APIs and a product utilizing the Company’s drug delivery technology, for which the Company renegotiated a three year agreement at lower price levels in late 2009, also contributed to the decrease.  Partially offsetting these decreases were higher volumes of controlled substances and custom development revenues.

Gross margins decreased to 25.8% in the first quarter 2010 from 31.9% in the first quarter 2009.  An unfavorable impact of 4.6% due to foreign currency exchange, lower pricing of a product utilizing the Company’s drug delivery technology, and certain generics APIs were the main drivers of the lower margins, this was partially offset by favorable product mix.

The following table reflects sales by geographic area for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009

North America	$23,577	$22,017
Europe	29,044	33,491
Asia	2,030	2,521
Other	1,504	1,971
Total gross sales	$56,155	$60,000

Selling, general and administrative (“SG&A”) expenses of $8,796 in the first quarter 2010 decreased from $9,048 in the first quarter 2009.  The decrease is a result of lower legal fees and insurance premiums partially offset by an unfavorable impact of foreign currency and acquisition costs related to the purchase of IEP.

Results of Operations (continued)

Comparison of First Quarter 2010 versus First Quarter 2009 (continued)

SG&A, as a percentage of gross sales, increased to 15.7% from 15.1% in the first quarter 2009 due to lower sales levels.

Research and development (“R&D”) expenses of $1,985 were 3.5% of gross sales in the first quarter 2010, compared to $1,737 or 2.9% of gross sales in the first quarter 2009.  The increase is primarily due to the impact of foreign currency and higher costs related to the development of new products and technology platforms.

Operating profit in the first quarter 2010 was $3,712 compared to $8,348 in the first quarter 2009.  Lower gross profit, primarily due to lower sales volume, and an unfavorable impact from foreign currency partially offset by lower spending contributed to the lower operating profit.

Net interest expense was $1,198 in the first quarter 2010 compared to $1,157 in the first quarter 2009.  The average interest rate on debt was 3.6% in the first quarter 2010 versus 4.1% in the first quarter 2009.

The effective tax rate for the first quarter 2010 was 33.0% compared to 34.7% in the first quarter 2009. The tax provision in the first quarter 2010 was $828 compared to $2,520 in the first quarter 2009.  The decrease is primarily due to lower pre-tax earnings.  The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred tax assets would be realized.  As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

In 2009, the Company’s Italian subsidiary was examined by the Italian tax authorities, who challenged the business purpose of a 2003 transaction in which a new subsidiary was created, and the deductibility of certain intercompany transactions.  In the fourth quarter of 2009, the tax authorities notified the Company that they disagreed with the Company’s responses to their formal assessments.  In the first quarter of 2010, the Company filed an appeal to litigate the matter.  The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes its reserves are adequate, and intends to defend itself.

In 2009, the Company’s Swedish subsidiary was examined by the Swedish tax authorities, who questioned certain significant intercompany balances and transactions.  The Company filed responses to the inquiries in the fourth quarter of 2009.  In the first quarter of 2010, the tax authorities notified the Company that they agreed with the Company’s positions on all issues but one, the market interest rate on an intercompany balance.  The Company responded with additional information and provided results of a third-party study demonstrating that the interest rate was at market.  The Company has analyzed these issues in accordance with guidance on uncertain tax positions and concluded that no reserve is required. The Company intends to defend itself.

Net income in the first quarter 2010 was $1,683, or $0.06 per diluted share, versus $4,738, or $0.16, per diluted share in the same period a year ago.

Liquidity and Capital Resources

Cash and cash equivalents decreased $10,789 in the first three months of 2010.   During the first three months of 2010, cash used in operations was $1,625 versus $1,615 in the same period a year ago.  Cash used in operations in the first three months of 2010 compared to the first three months of 2009 was unfavorably impacted by lower cash collections of accounts receivable due to higher sales at the end of first quarter 2010 compared to first quarter 2009 and lower net income, mostly offset by cash payments required in the first quarter 2009 related to change-in-control and restructuring payments.

Results of Operations (continued)

Liquidity and Capital Resources (continued)

Cash flows in the first three months of 2010 related to capital expenditures were $2,716 compared to $1,002 in 2009.  The majority of the funds in 2010 and 2009 were used for capital improvements to existing facilities.

Cash flows provided by financing activities in the first three months of 2010 was $3,259 compared to $3,162 in the same period a year ago.  Cash inflows in 2010 and 2009 related to net borrowings used for domestic operations and capital expenditures.

The Company believes that cash flows from operations along with funds available from a revolving line of credit will be adequate to meet the operational and debt servicing needs of the Company, but no assurances can be given that this will continue to be the case.

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, returns on assets within the Company’s domestic pension plans that are significantly below expected performance, as well as other factors.  See the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 for further explanation of factors that may negatively impact the Company’s cash flows.  Any change in the current status of these factors could adversely impact the Company's ability to fund operating cash flow requirements.

The Company was in compliance with all financial covenants at March 31, 2010.

Impact of Recent Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements.”  This statement requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in FASB Statement “Fair Value Measurement.”  The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The effect of adopting this pronouncement will not have an impact on the Company’s financial position or results of operations.

Revenue Arrangements with Multiple Deliverables

In September 2009, the Emerging Issues Task Force (“EITF”) issued “Revenue Arrangements with Multiple Deliverables.”  This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  This issue will supersede EITF 00-21 “Revenue Arrangements with Multiple Deliverables.”  This issue eliminates the use of the residual value method for determining allocation of arrangement consideration; and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence can not be determined.  This issue also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this issue.  In addition, for each reporting period in the initial year of adoption, this issue requires disclosure of the amount of revenue recognized subject to the measurement requirements of this issue and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements of Issue 00-21.  The Company has elected to early adopt the provisions of this standard, on a prospective basis, for revenue arrangements entered into or materially modified beginning January 1, 2010. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Impact of Recent Accounting Pronouncements (continued)

Revenue Recognition – Milestone Method

In April 2010, the EITF issued “Revenue Recognition – Milestone Method.”  This issue provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  This issue is effective on a prospective basis for milestones achieved in fiscal years beginning after June 15, 2010.  Early adoption is permitted.  The Company is currently evaluating the potential impact of this issue.

Forward-Looking Statements

This document may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under The Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities.  These statements may be identified by the fact that they use words such as “expects,” “anticipates,” “intends,” “estimates,” “believes” or similar expressions in connection with any discussion of future financial and operating performance.  Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including, but not limited to, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation disclosed in the Company’s public filings, the Company’s ability to satisfy the continued listing standards of the New York Stock Exchange, changes in foreign exchange rates, uncollectible receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the Company’s ability to receive regulatory approvals for its products and other factors described in Part I, Item 1A “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.  Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.  New factors emerge from time to time and it is not possible for the Company to predict which will arise.  In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

For further details and a discussion of these and other risks and uncertainties, investors are cautioned to review the Cambrex 2009 Annual Report on Form 10-K, including the Forward-Looking Statement section therein, and other filings with the U.S. Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first three months of 2010.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

See the discussion under Part I, Item 1, Note 13 to the Company’s Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors and uncertainties during the first three months of 2010.  For a discussion of the Risk Factors, Refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.

Item 6.	Exhibits

1.	Exhibit 10.3 - Performance Share Agreement by and between Steven M. Klosk and Cambrex Corporation

2.	Exhibit 10.4 – F. Michael Zachara Offer Letter

3.	Exhibit 31.1 – Section 302 Certification Statement of the Chief Executive Officer.

4.	Exhibit 31.2 – Section 302 Certification Statement of the Chief Financial Officer.

5.	Exhibit 32 – Section 906 Certification Statements of the Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBREX CORPORATION

By	/s/ Gregory P. Sargen
Gregory P. Sargen
Vice President and Chief Financial Officer
(On behalf of the Registrant and as the
Registrant's Principal Financial Officer)

Dated:  May 5, 2010