Form 10-Q
period 2010-06-30
CAMBREX CORP
filed 2010-08-04
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2010

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

As of July 31, 2010, there were 29,384,588 shares outstanding of the registrant’s Common Stock, $.10 par value.

CAMBREX CORPORATION AND SUBSIDIARIES

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
 (in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,086	$52,365
Trade receivables, net	32,526	32,025
Inventories, net	57,330	58,369
Prepaid expenses and other current assets	8,146	6,654
Total current assets	121,088	149,413

Property, plant and equipment, net	140,808	161,149
Goodwill and intangible assets, net	38,216	36,360
Other non-current assets	3,901	4,593

Total assets	$304,013	$351,515

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,669	$17,038
Accrued expenses and other current liabilities	34,137	38,013
Total current liabilities	49,806	55,051

Long-term debt	100,000	120,800
Deferred income tax	15,460	17,305
Accrued pension and postretirement benefits	38,940	40,963
Other non-current liabilities	13,021	14,126
Total liabilities	217,227	248,245

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 31,408,778 shares at respective dates	3,140	3,140
Additional paid-in capital	101,088	100,497
Retained earnings	28,799	22,345
Treasury stock, at cost, 2,069,755 and 2,121,372 shares at respective dates	(17,653)	(18,109)
Accumulated other comprehensive loss	(28,588)	(4,603)

Total stockholders' equity	86,786	103,270

Total liabilities and stockholders' equity	$304,013	$351,515

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(in thousands, except per-share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Gross sales	$57,403	$59,766	$113,558	$119,766
Allowances and rebates	376	5	712	338

Net sales	57,027	59,761	112,846	119,428

Other revenues	1,190	(480)	1,464	885

Net revenues	58,217	59,281	114,310	120,313

Cost of goods sold	40,284	39,598	81,884	81,497

Gross profit	17,933	19,683	32,426	38,816

Operating expenses:
Selling, general and administrative expenses	8,184	8,546	16,980	17,594
Research and development expenses	2,841	2,161	4,826	3,898
Total operating expenses	11,025	10,707	21,806	21,492

Operating profit	6,908	8,976	10,620	17,324

Other expenses/(income):
Interest expense, net	1,171	1,142	2,369	2,299
Other expenses/(income), net	14	(41)	17	(108)

Income before income taxes	5,723	7,875	8,234	15,133

Provision for income taxes	2,057	2,416	2,885	4,936

Income from continuing operations	$3,666	$5,459	$5,349	$10,197

Income from discontinued operations	1,105	-	1,105	-

Net income	$4,771	$5,459	$6,454	$10,197

Basic earnings per share of common stock:
Income from continuing operations	$0.12	$0.19	$0.18	$0.35
Income from discontinued operations	$0.04	$-	$0.04	$-
Net income	$0.16	$0.19	$0.22	$0.35

Diluted earnings per share of common stock:
Income from continuing operations	$0.12	$0.19	$0.18	$0.35
Income from discontinued operations	$0.04	$-	$0.04	$-
Net income	$0.16	$0.19	$0.22	$0.35

Weighted average shares outstanding:
Basic	29,333	29,222	29,324	29,211
Effect of dilutive stock based compensation	71	25	78	16
Diluted	29,404	29,247	29,402	29,227

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$6,454	$10,197
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	10,610	9,415
Increase in inventory reserve	259	2,274
Stock based compensation included in net income	1,003	731
Deferred income tax provision	(214)	(118)
Other	(164)	(212)
Changes in assets and liabilities:
Trade receivables	(2,442)	1,096
Inventories	(4,419)	(5,122)
Prepaid expenses and other current assets	(1,717)	(361)
Accounts payable and other current liabilities	(255)	(3,856)
Other non-current assets and liabilities	963	19
Discontinued operations:
Non-cash net benefit	(1,105)	-
Net cash provided by operating activities	8,973	14,063

Cash flows from investing activities:
Capital expenditures	(5,097)	(6,359)
Acquisition of business, net of cash	(6,897)	-
Other investing activities	-	38
Net cash used in investing activities	(11,994)	(6,321)

Cash flows from financing activities:
Long-term debt activity (including current portion):
Borrowings	7,300	18,500
Repayments	(28,100)	(19,000)
Other financing activities	(46)	(38)
Net cash used in financing activities	(20,846)	(538)

Effect of exchange rate changes on cash and cash equivalents	(5,412)	577

Net (decrease)/increase in cash and cash equivalents	(29,279)	7,781

Cash and cash equivalents at beginning of period	52,365	32,540

Cash and cash equivalents at end of period	$23,086	$40,321

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

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results expected for the full year.

For the three and six months ended June 30, 2010 the Company recorded a benefit of $1,652 as a result of the expiration of a contingent liability and charges of $547 for environmental remediation related to sites of  divested businesses as discontinued operations.

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

Revenue Arrangements with Multiple Deliverables

In September 2009, the Emerging Issues Task Force (“EITF”) issued “Revenue Arrangements with Multiple Deliverables.”  This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  This issue eliminates the use of the residual value method for determining allocation of arrangement consideration and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence can not be determined.  This issue also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this issue.  In addition, for each reporting period in the initial year of adoption, this issue requires disclosure of the amount of revenue recognized subject to the measurement requirements of this issue and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements of Issue 00-21.  The Company has elected to early adopt the provisions of this standard, on a prospective basis, for revenue arrangements entered into or materially modified beginning January 1, 2010.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

(3)           Stock Based Compensation

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for stock options granted to employees during the three and six months ended June 30, 2010 was $2.45.  The weighted-average fair value per share for stock options granted to employees during the three and six months ended June 30, 2009 was $1.26 and $1.77, respectively.

For the three months ended June 30, 2010 and 2009, the Company recorded $296 and $158, respectively, in selling, general and administrative expenses for stock options.  For the six months ended June 30, 2010 and 2009, the Company recorded $553 and $312, respectively, in selling, general and administrative expenses for stock options.  As of June 30, 2010, the total compensation cost related to unvested stock options not yet recognized was $2,733.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.9 years.

For the three months ended June 30, 2010 and 2009, the Company recorded $198 and $183, respectively, in selling, general and administrative expenses for restricted stock awards.  For the six months ended June 30, 2010 and 2009, the Company recorded $393 and $385, respectively, in selling, general and administrative expenses for restricted stock awards.  As of June 30, 2010 the total compensation cost related to unvested restricted stock not yet recognized was $638.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.4 years.

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2010	2,020,369	$11.27
Forfeited or expired	(14,975)	$6.41
Outstanding at March 31, 2010	2,005,394	$11.31
Granted	220,000	$4.38
Forfeited or expired	(297,750)	$25.96
Outstanding at June 30, 2010	1,927,644	$8.25
Exercisable at June 30, 2010	674,254	$13.34

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(3)           Stock Based Compensation (continued)

The aggregate intrinsic value for all stock options outstanding and exercisable as of June 30, 2010 was negligible.

The following table is a summary of the Company’s nonvested stock options and restricted stock:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2010	1,133,790	$2.67	90,686	$11.43
Granted	-	$-	88,348	$5.54
Vested during period	(5,375)	$2.27	(26,956)	$10.65
Forfeited	(11,275)	$2.92	(400)	$13.75
Nonvested at March 31, 2010	1,117,140	$2.66	151,678	$8.13
Granted	220,000	$2.45	37,080	$4.32
Vested during period	(66,250)	$1.88	(6,390)	$5.64
Forfeited	(17,500)	$2.64	-	$-
Nonvested at June 30, 2010	1,253,390	$2.67	182,368	$7.44

(4)           Goodwill and Intangible Assets

In March 2010 the Company acquired IEP GmbH (“IEP”) for approximately $6,900 in cash.  The allocation of the fair value of the acquisition resulted in goodwill of $1,922 and acquired intangible assets of $4,454.  The acquired intangible assets consist mostly of patented technology and customer contracts with amortization periods ranging from 10 years to 20 years.

The changes in the carrying amount of goodwill for the six months ended June 30, 2010, are as follows:

Balance as of January 1, 2010	$36,360
Acquisition of IEP	1,922
Translation effect	(4,461)
Balance as of June 30, 2010	$33,821

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(4)           Goodwill and Intangible Assets (continued)

Acquired intangible assets, which will continue to be amortized, consist of the following:

		As of June 30, 2010
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-Based Intangibles	20 years	$3,730	$(47)	$3,683

Customer-Related Intangibles	10 - 15 years	724	(12)	712
		$4,454	$(59)	$4,395

Amortization expense was $59 for the three and six months ended June 30, 2010.

Amortization expense related to current intangible assets is expected to be approximately $177 for 2010 and $236 in each of the next four years.

(5)           Income Taxes

The Company recorded tax expense of $2,057 and $2,885 in the three and six months ended June 30, 2010, respectively, compared to $2,416 and $4,936 in the three and six months ended June 30, 2009, respectively.  The decrease is due primarily to lower pre-tax earnings.

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

As of January 1, 2010 the Company had approximately $4,598 of unrecognized tax benefits, excluding gross interest and penalties.  During the three and six months ended June 30, 2010, the Company decreased its unrecognized tax benefits by $443 and $958, respectively, primarily for foreign currency translation.  Of the total balance of unrecognized tax benefits at June 30, 2010 approximately $2,910, if recognized, would impact the effective tax rate.

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(5)           Income Taxes (continued)

The Company is also subject to audits in various states for various years in which it has filed income tax returns.  In June 2010, New York notified the Company that it would commence an examination of the Company’s open tax years.  Previous state audits have resulted in immaterial adjustments.  Open years for the majority of states where the Company files are 2006 and forward.

In 2009, the Company’s Italian subsidiary was examined by the Italian tax authorities, who challenged the business purpose of the deductibility of certain intercompany transactions from 2003.  In the fourth quarter of 2009, the tax authorities notified the Company that they disagreed with the Company’s responses to their formal assessments.  In the first quarter of 2010, the Company filed an appeal to litigate the matter.  The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes its reserves are adequate, and intends to defend itself.

(6)           Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories at June 30, 2010 and December 31, 2009 consist of the following:

	June 30,	December 31,
	2010	2009

Finished goods	$23,428	$26,549
Work in process	19,845	18,361
Raw materials	11,002	9,887
Supplies	3,055	3,572
Total	$57,330	$58,369

(7)           Restructuring Expenses

In December 2007, the Company consolidated its United States research and development (“R&D”) activities and small scale active pharmaceutical ingredient (“API”) production with its facility in Charles City, Iowa.  The restructuring reserve at June 30, 2010 consisted of the remaining lease payments and related costs under the Company’s current operating lease at the New Jersey R&D facility.  The operating lease expires in December 2010.

The following table reflects the activity related to the restructuring reserves through June 30, 2010:

	December 31, 2009	2010 Activity		June 30, 2010
	Reserve		Cash	Reserve
	Balance	Expense	Payments	Balance

Lease payments and related costs	$1,473	$-	$(742)	$731

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

Changes in the fair value of forward contracts designated as cash flow hedges are included in accumulated other comprehensive (loss)/income (“AOCI”).  Changes in the fair value of the derivative instruments reported in AOCI will be reclassified into earnings as a component of product revenue when the forecasted transaction occurs.  The ineffective portion of all hedges will be recognized in current-period earnings and has been immaterial to the Company's financial results.

The notional amounts of foreign exchange forward contracts were $15,643 and $15,781 at June 30, 2010 and December 31, 2009, respectively.

Included in AOCI is the fair value of the Company’s forward exchange contracts which is in a net loss position of $177 as of June 30, 2010 and a net gain position of $310 as of December 31, 2009.  Gains are recorded in the Company’s balance sheet under the caption “Prepaid expenses and other current assets” and losses are recorded under the caption “Accrued expenses and other current liabilities.”

The Company recognized a pre-tax loss in “Other comprehensive loss” from foreign exchange contracts of $351 and $487 for the three and six months ended June 30, 2010, respectively.  The Company reclassified a pre-tax gain of $777 and $1,090 from AOCI into “Other revenue” related to foreign exchange forward contracts for the three and six months ended June 30, 2010, respectively.  Assuming current market conditions continue, the entire amount recorded in AOCI related to foreign exchange forward contracts is expected to be recorded into “Other revenue” within the next 12 months.

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(8)           Derivatives and Hedging Activities (continued)

All swap contracts outstanding at June 30, 2010 have been designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives are not recorded in earnings but are recorded each period in AOCI.  Changes in the fair value of the derivative instruments reported in AOCI will be recorded into earnings as interest expense over the remaining life of the swap agreement.  The ineffective portion of all hedges will be recognized in current-period earnings and has been immaterial to the Company's financial results.

As of June 30, 2010, the Company had three interest rate swaps in place with an aggregate notional value of $60,000, at an average fixed rate of 4.48%, all with maturity dates of October 2010.  The Company’s strategy has been to cover a portion of its outstanding floating rate bank debt with fixed interest rate protection.  At June 30, 2010 the Company had variable debt of $100,000, of which $60,000 is fixed by interest rate swaps.  Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions.  The fair value of these agreements was based on quoted market prices and was in a loss position of $834 and $2,038 at June 30, 2010 and December 31, 2009, respectively.  This loss is reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities.”

The Company decreased other comprehensive loss by $651 and $1,204, respectively, related to interest rate swaps for the three and six months ended June 30, 2010.  The Company reclassified a pre-tax loss of $635 and $1,272 from AOCI into interest expense related to interest rate swaps for the three and six months ended June 30, 2010, respectively.  Assuming current market conditions continue, $834 is expected to be reclassed out of AOCI within the next four months.

(9)           Fair Value Measurements

The following tables provide the fair value measured on a recurring basis for the assets and liabilities as of June 30, 2010 and December 31, 2009:

		Fair Value Measurements at June 30, 2010 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signifcant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forwards, liabilities	$(177)	$-	$(177)	$-
Interest rate swaps	(834)	-	(834)	-
Total	$(1,011)	$-	$(1,011)	$-

		Fair Value Measurements at December 31, 2009 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signifcant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forwards, assets	$310	$-	$310	$-
Interest rate swaps	(2,038)	-	(2,038)	-
Total	$(1,728)	$-	$(1,728)	$-

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

As of June 30, 2010, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the Company’s evaluation of its counterparties’ credit risks.

The Company’s financial instruments also include cash and cash equivalents, accounts receivables, accounts payables and accrued liabilities.  The carrying amount of these instruments approximates fair value because of their short-term nature.

(10)        Comprehensive (Loss)/Income

The following table shows the components of comprehensive (loss)/income for the three and six months ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$4,771	$5,459	$6,454	$10,197
Foreign currency translation	(15,083)	12,046	(25,364)	3,829
Unrealized gain on hedging contracts, net of tax	404	639	866	820
Pension, net of tax	256	271	513	539
Total	$(9,652)	$18,415	$(17,531)	$15,385

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(11)        Retirement Plans

Domestic Pension Plans

The components of net periodic benefit cost for the Company’s domestic plans for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Components of net periodic benefit cost
Interest cost	$879	$857	$1,759	$1,714
Expected return on plan assets	(794)	(731)	(1,588)	(1,462)
Amortization of prior service costs	109	109	218	218
Recognized actuarial loss	107	136	214	272

Net periodic benefit cost	$301	$371	$603	$742

The Company’s Supplemental Executive Retirement Plan is non-qualified and unfunded.  Net periodic benefit costs for the three months ended June 30, 2010 and 2009 were $73 and $84, respectively.  Net periodic benefit costs for the six months ended June 30, 2010 and 2009 were $145 and $168, respectively.

International Pension Plan

The components of net periodic benefit cost for the Company’s international plan for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$144	$121	$289	$242
Interest cost	214	170	429	340
Recognized actuarial loss	26	30	52	60
Amortization of prior service credit	(1)	(1)	(3)	(2)

Net periodic benefit cost	$383	$320	$767	$640

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

It is the Company’s policy to record appropriate liabilities for environmental matters where remedial efforts are probable and the costs can be reasonably estimated.  Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work.  Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company.  The resolution of such matters often spans several years and frequently involves regulatory oversight or adjudication.  Additionally, many remediation requirements are not fixed and are likely to be affected by future technological, site, and regulatory developments.  Consequently, the ultimate liability with respect to such matters, as well as the timing of cash disbursements cannot be determined with certainty.

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of sites not owned by the Company and the Company's current and former operating sites.  These accruals were $6,505 and $6,163 at June 30, 2010 and December 31, 2009, respectively.  The increase in the accrual includes adjustments to reserves of $547, which was included in discontinued operations, partially offset by payments of $77 and the impact of currency of $128.  The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information become available.  Based upon available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where full remediation costs may not be estimable at the reporting date.  Given the uncertainties regarding the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of its recorded liabilities.

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(12)        Contingencies (continued)

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and a proposed remediation plan to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP subsequently rejected the remediation plan and requested additional investigative work at the site and that work is on-going.  The reserve was $1,129 at June 30, 2010 which is based on the initial remedial action plan.  The results of the additional investigative work may impact the remediation plan and costs.

Additionally, the Company has recorded a liability of $908 for the Cosan Carlstadt, New Jersey site based on the investigations completed to date and the proposed remediation plan submitted to the NJDEP for their approval.  The NJDEP has subsequently required the Company to perform additional investigative work prior to approval of the remediation plan.  The results of this additional investigative work may impact the remediation plan and costs.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former operating subsidiaries of the Company are considered PRPs at the Berry’s Creek Superfund Site in New Jersey.  The operating companies are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek Site.  The Company has joined the group of PRPs and filed a response to the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek Site.  The PRPs have engaged consultants to evaluate investigation and remedial alternatives and develop a method to allocate related costs among the PRPs.  As of June 30, 2010, the Company’s reserve was $285 to cover the initial phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is ongoing and at this time it is too early to predict the extent of any additional liabilities.

Maybrook and Harriman Sites

The Company’s Nepera, Inc. subsidiary (“Nepera”) is named a PRP of the Maybrook Site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986.  The USEPA also issued the Company a Notice of Potential Liability and the Company signed a Consent Decree to complete the Record of Decision (“ROD”) and has provided the USEPA with appropriate financial assurance to guarantee the obligation under the Consent Decree.

Nepera is also named a responsible party of its former Harriman, New York production facility by the New York State Department of Environmental Conservation.  A final ROD was issued which describes the remediation plan for the site.  Implementation of the ROD is on-going.

As of June 30, 2010, the reserve recorded on the books was $1,350 and represents the Company’s best estimate to complete both RODs.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(12)        Contingencies (continued)

Scientific Chemical Processing (“SCP”) Superfund Site

Nepera was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, in the early 1980’s along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from Nepera.  The PRPs are in the process of implementing a final remedy for soil and groundwater at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion).   For over a decade, the remediation has been funded by de minimus settlements and by the insurers of the SCP Superfund site’s owners and operators.  However, due to an unexpected increase in remediation costs at the site and costs to contribute to the Berry’s Creek investigation, the PRP group has recently proposed the assessment of an additional cash contribution by the PRP group.  While the Company disputes the methodology used by the PRP group to arrive at its allocation for the cash contribution, the Company has established a reserve for this anticipated round of funding in the amount of $475.  The Company is also currently reviewing the availability of insurance coverage for this liability.

Solvent Recoveries Superfund Site

A subsidiary of the Company is one of approximately 1,300 PRPs at a Superfund site in Southington, Connecticut, once operated by Solvent Recoveries, Inc.  The PRP group has completed a Remedial Investigation/Feasibility Study and the USEPA has proposed remediation of the site.  In 2008, the Company agreed to enter into a consent decree and settlement with the other PRPs and the USEPA whereby the Company agreed to pay a settlement amount of $353 with an initial payment of $106 and the remaining $247 to be paid in installments over time as the remediation proceeds.  The Company has reserved for the unpaid portion of the settlement and has entered into a letter of credit to guarantee the payment obligation under the settlement.

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(12)        Contingencies (continued)

Litigation and Other Matters

Lorazepam and Clorazepate

In 1998 the Company and a subsidiary were named as defendants along with Mylan Laboratories, Inc. (“Mylan”) and Gyma Laboratories, Inc. (“Gyma”) in a proceeding instituted by the Federal Trade Commission (“FTC”) in the United States District Court for the District of Columbia (the “District Court”). Suits were also commenced by several State Attorneys’ General and class action complaints by private plaintiffs in various state courts.  The suits alleged violations of the Federal Trade Commission Act arising from exclusive license agreements between the Company and Mylan covering two APIs (Lorazepam and Clorazepate).

All cases have been resolved except for one brought by four health care insurers. In the remaining case the District Court entered judgment after trial in 2008 against Mylan, Gyma and Cambrex in the amount of $8,355, payable jointly and severally, and also a punitive damage award against each defendant in the amount of $16,709.  In addition, the District Court ruled that the defendants were subject to a total of approximately $7,000 in prejudgment interest.  The parties have appealed the awards and oral arguments on the appeal are expected to occur in the fourth quarter of 2010.

Cambrex paid $12,415 in exchange for a release from Mylan and full indemnity in 2003 against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to the ongoing matter.  In the event the defendants are not successful on appeal, Cambrex expects any payment of the judgment against it to be made by Mylan under the indemnity described above.

CAMBREX CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following significant events occurred during the second quarter 2010:

•	Sales decreased 4.0% on a reported basis compared to second quarter 2009. Sales, excluding currency impact, decreased 1.8%.
•	Gross margins decreased on a reported basis to 31.2% from 32.9% in the second quarter 2009. Gross margin, excluding currency impact, decreased to 30.3% in the second quarter 2010.

Results of Operations

Comparison of Second Quarter 2010 versus Second Quarter 2009

Gross sales in the second quarter 2010 of $57,403 were $2,363 or 4.0% below the second quarter 2009.  Excluding a 2.2% unfavorable impact of foreign exchange reflecting a stronger U.S. dollar compared to second quarter 2009, sales decreased 1.8%.  The decrease is primarily due to lower demand for certain larger products including the effects of a supply chain disruption at a customer’s facility, lower pricing on generic active pharmaceutical ingredients (“APIs”) and a renegotiated contract extension for certain drug delivery products resulting in lower pricing.  These impacts were partially offset by higher sales volume of controlled substances and generic APIs.

Gross margins decreased to 31.2% in the second quarter 2010 from 32.9% in the second quarter 2009.  Lower pricing, unfavorable product mix and inefficiencies related to the ramp-up of the new manufacturing facility in Italy were the main drivers of the lower margins. This was partially offset by a favorable impact of 0.9% due to foreign currency exchange.

The following table reflects sales by geographic area for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,
	2010	2009

North America	$20,329	$16,437
Europe	30,136	39,000
Asia	4,427	2,269
Other	2,511	2,060
Total gross sales	$57,403	$59,766

Selling, general and administrative (“SG&A”) expenses of $8,184 in the second quarter 2010 decreased from $8,546 in the second quarter 2009.  The decrease is primarily the result of lower legal fees and insurance premiums.  SG&A, as a percentage of gross sales, was 14.3% in the second quarters of 2010 and 2009.

Research and development (“R&D”) expenses of $2,841 were 4.9% of gross sales in the second quarter 2010, compared to $2,161 or 3.6% of gross sales in the second quarter 2009.  The increase is primarily due to higher process development costs as a result of the IEP acquisition, and the development of other new products and technology platforms.

Results of Operations (continued)

Comparison of Second Quarter 2010 versus Second Quarter 2009 (continued)

Operating profit in the second quarter 2010 was $6,908 compared to $8,976 in the second quarter 2009.  Lower gross profit, primarily due to lower pricing, and increased R&D spending, partially offset by a favorable impact due to foreign currency exchange contributed to lower operating profit.

Net interest expense was $1,171 in the second quarter 2010 compared to $1,142 in the second quarter 2009.  During the second quarter 2010, lower capitalized interest was mostly offset by lower average debt and interest rates resulting in slightly higher net interest expense compared to second quarter 2009.  The average interest rate on debt was 3.7% in the second quarter 2010 versus 4.0% in the second quarter 2009.

The effective tax rate for the second quarter 2010 increased to 35.9% compared to 30.7% in the second quarter 2009 due to the geographic mix of income.  The tax provision in the second quarter 2010 decreased to $2,057 compared to $2,416 in the second quarter 2009 primarily due to lower pre-tax earnings.  The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred tax assets would be realized.  As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

Income from continuing operations in the second quarter 2010 was $3,666, or $0.12 per diluted share, versus $5,459, or $0.19, per diluted share in the same period a year ago.

Comparison of First Six Months 2010 versus First Six Months 2009

Gross sales in the first six months 2010 of $113,558 were $6,208 or 5.2% below the first six months 2009.  Excluding a 1.1% favorable impact of foreign exchange, reflecting a weaker U.S. dollar compared to first six months 2009, sales decreased 6.3%.  The decrease is primarily due to lower volumes of a product utilizing the Company’s drug delivery technology for which the Company renegotiated a three year agreement at lower price levels in late 2009, a customer supply chain disruption for an API manufactured under a long-term supply agreement and a feed additive for which a contract expired.  This feed additive contributed $1,933 in sales in the first six months of 2009.  Increased demand for controlled substances and generic APIs exceeded price declines and positively impacted the first six months of 2010 as compared to the first six months of 2009.

Gross margins decreased to 28.6% in the first six months 2010 from 32.4% in the first six months 2009.  Lower pricing and an unfavorable impact of 1.7% due to foreign currency exchange were the main drivers of the lower margins.  This was partially offset by favorable product mix.

The following table reflects sales by geographic area for the six months ended June 30, 2010 and 2009:

	Six months ending June 30,
	2010	2009

North America	$43,906	$38,454
Europe	59,180	72,491
Asia	6,457	4,790
Other	4,015	4,031
Total gross sales	$113,558	$119,766

Results of Operations (continued)

Comparison of First Six Months 2010 versus First Six Months 2009

SG&A expenses of $16,980 in the first six months 2010 decreased from $17,594 in the first six months 2009.  The decrease is a result of lower legal fees and insurance premiums partially offset by an unfavorable impact of foreign currency and acquisition costs related to the purchase of IEP.  SG&A, as a percentage of gross sales, increased to 15.0% from 14.7% in the first six months 2009 due to lower sales levels.

R&D expenses of $4,826 were 4.2% of gross sales in the first six months 2010, compared to $3,898 or 3.3% of gross sales in the first six months 2009.  The increase is primarily due to higher process development costs as a result of the IEP acquisition, the development of other new products and technology platforms and an unfavorable impact due to foreign currency exchange.

Operating profit in the first six months 2010 was $10,620 compared to $17,324 in the first six months 2009.  Lower gross profit, due to lower pricing and sales volume, and an unfavorable impact from foreign currency partially offset by lower spending contributed to the lower operating profit.

Net interest expense was $2,369 in the first six months 2010 compared to $2,299 in the first six months 2009.  During the first six months 2010, lower capitalized interest was mostly offset by lower average debt and interest rates resulting in slightly higher net interest expense compared to the first six months 2009.  The average interest rate on debt was 3.6% in the first six months 2010 versus 4.1% in the first six months 2009.

The effective tax rate for the first six months 2010 increased to 35.0% compared to 32.6% in the first six months 2009 due to the geographic mix of income. The tax provision in the first six months 2010 decreased to $2,885 compared to $4,936 in the first six months 2009 primarily due to lower pre-tax earnings.  The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred tax assets would be realized.  As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

In 2009, the Company’s Italian subsidiary was examined by the Italian tax authorities, who challenged the business purpose of the deductibility of certain intercompany transactions from 2003.  In the fourth quarter of 2009, the tax authorities notified the Company that they disagreed with the Company’s responses to their formal assessments.  In the first quarter of 2010, the Company filed an appeal to litigate the matter.  The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes its reserves are adequate, and intends to defend itself.

Income from continuing operations in the first six months 2010 was $5,349, or $0.18 per diluted share, versus $10,197, or $0.35, per diluted share in the same period a year ago.

Liquidity and Capital Resources

Cash and cash equivalents decreased $29,279 in the first six months of 2010 primarily due to the pay down of debt and the purchase of a business for $6,897 in the first quarter of 2010.   During the first six months of 2010, cash provided by operations was $8,973 versus $14,063 in the same period a year ago.  Cash flows provided by operations in the first six months of 2010 compared to the first six months of 2009 was unfavorably impacted by lower net income and cash collections of accounts receivable, partially offset by cash payments required in the first six months 2009 related to change-in-control and restructuring payments.

Results of Operations (continued)

Liquidity and Capital Resources (continued)

Cash flows in the first six months of 2010 related to capital expenditures were $5,097 compared to $6,359 in 2009.  The majority of the funds in 2010 and 2009 were used for capital improvements to existing facilities.

Cash flows used in financing activities in the first six months of 2010 was $20,846 compared to $538 in the same period a year ago.  Cash outflows in 2010 and 2009 related to the net pay down of debt.

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

The Company was in compliance with all financial covenants at June 30, 2010.

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

Results of Operations (continued)

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

Forward-Looking Statements

This document may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under The Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities.  These statements may be identified by the fact that they use words such as “expects,” “anticipates,” “intends,” “estimates,” “believes” or similar expressions in connection with any discussion of future financial and operating performance.  Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-Q.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations including, but not limited to, global economic trends, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation disclosed in the Company’s public filings, the Company’s ability to satisfy the continued listing standards of the New York Stock Exchange, changes in foreign exchange rates, uncollectible receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the Company’s ability to receive regulatory approvals for its facilities or products and other factors described in Part I, Item 1A “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.  Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.  New factors emerge from time to time and it is not possible for the Company to predict which will arise.  In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

For further details and a discussion of these and other risks and uncertainties, investors are cautioned to review the Cambrex 2009 Annual Report on Form 10-K, including the Forward-Looking Statement section therein, and other filings with the U.S. Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first six months of 2010.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.

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

See the discussion under Part I, Item 1, Note 12 to the Company’s Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors and uncertainties during the first six months of 2010.  For a discussion of the Risk Factors, Refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.

Item 6.	Exhibits

1.	Exhibit 10.5 – Performance Share Units Agreement by and between Steven M. Klosk and Cambrex Corporation

2.	Exhibit 10.6 – Performance Share Units Agreement by and between Gregory P. Sargen and Cambrex Corporation

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

CAMBREX CORPORATION

By	/s/Gregory P. Sargen
Gregory P. Sargen
Vice President and Chief Financial Officer
(On behalf of the Registrant and as the
Registrant's Principal Financial Officer)

Dated:  August 4, 2010