Form 10-Q
period 2010-09-30
CAMBREX CORP
filed 2010-11-04
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2010

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ____________ to ____________
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

As of October 31, 2010, there were 29,426,645 shares outstanding of the registrant’s Common Stock, $.10 par value.

CAMBREX CORPORATION AND SUBSIDIARIES

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2010 (unaudited)	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$42,996	$52,365
Trade receivables, net	30,989	32,025
Inventories, net	66,288	58,369
Prepaid expenses and other current assets	8,497	6,654
Total current assets	148,770	149,413

Property, plant and equipment, net	153,614	161,149
Goodwill and intangible assets, net	43,199	36,360
Other non-current assets	4,095	4,593

Total assets	$349,678	$351,515
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,123	$17,038
Accrued expenses and other current liabilities	36,910	38,013
Total current liabilities	55,033	55,051

Long-term debt	114,400	120,800
Deferred income tax	18,388	17,305
Accrued pension and postretirement benefits	41,506	40,963
Other non-current liabilities	13,102	14,126
Total liabilities	242,429	248,245

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 31,408,778 shares at respective dates	3,140	3,140
Additional paid-in capital	101,228	100,497
Retained earnings	27,345	22,345
Treasury stock, at cost, 2,024,190 and 2,121,372 shares at respective dates	(17,265)	(18,109)
Accumulated other comprehensive loss	(7,199)	(4,603)

Total stockholders' equity	107,249	103,270

Total liabilities and stockholders' equity	$349,678	$351,515

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(in thousands, except per-share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Gross sales	$49,356	$57,802	$162,914	$177,568
Allowances and rebates	492	285	1,204	623

Net sales	48,864	57,517	161,710	176,945

Other	(1,090)	(1,147)	374	(262)

Net revenues	47,774	56,370	162,084	176,683

Cost of goods sold	33,664	39,422	115,548	120,919

Gross profit	14,110	16,948	46,536	55,764

Operating expenses:
Selling, general and administrative expenses	7,879	9,295	24,784	26,889
Research and development expenses	3,080	2,026	7,906	5,924
Restructuring expenses	1,187	-	1,187	-
Merger and acquisition expenses	711	-	786	-
Total operating expenses	12,857	11,321	34,663	32,813

Operating profit	1,253	5,627	11,873	22,951

Other expenses/(income):
Interest expense, net	1,233	1,111	3,602	3,410
Other expenses/(income), net	52	(31)	69	(139)

(Loss)/income before income taxes	(32)	4,547	8,202	19,680

Provision for income taxes	1,252	1,584	4,137	6,520

(Loss)/income from continuing operations	$(1,284)	$2,963	$4,065	$13,160

(Loss)/income from discontinued operations	(170)	-	935	-

Net (loss)/income	$(1,454)	$2,963	$5,000	$13,160

Basic (loss)/earnings per share of common stock:
(Loss)/income from continuing operations	$(0.04)	$0.10	$0.14	$0.45
(Loss)/income from discontinued operations	$(0.01)	$-	$0.03	$-
Net (loss)/income	$(0.05)	$0.10	$0.17	$0.45

Diluted (loss)/earnings per share of common stock:
(Loss)/income from continuing operations	$(0.04)	$0.10	$0.14	$0.45
(Loss)/income from discontinued operations	$(0.01)	$-	$0.03	$-
Net (loss)/income	$(0.05)	$0.10	$0.17	$0.45

Weighted average shares outstanding:
Basic	29,373	29,253	29,341	29,225
Effect of dilutive stock based compensation*	-	50	102	24
Diluted	29,373	29,303	29,443	29,249

* For the three months ended September 30, 2010, the effect of stock options and restricted stock would be anti-dilutive and is therefore excluded.

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$5,000	$13,160
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	15,997	14,774
Increase in inventory reserve	86	2,514
Stock based compensation included in net income	1,493	988
Deferred income tax provision	(1,007)	24
Restructuring charges	1,071	-
Other	219	66
Changes in assets and liabilities:
Trade receivables	1,836	833
Inventories	(7,612)	135
Prepaid expenses and other current assets	(1,137)	(518)
Accounts payable and other current liabilities	614	(12,450)
Other non-current assets and liabilities	(94)	30
Discontinued operations:
Other non-current assets and liabilities	(22)	-
Adjustments to reconcile discontinued operations to cash flows	(935)	-
Net cash provided by operating activities	15,509	19,556

Cash flows from investing activities:
Capital expenditures	(8,572)	(9,651)
Acquisition of business, net of cash	(6,897)	-
Other investing activities	(36)	57
Net cash used in investing activities	(15,505)	(9,594)

Cash flows from financing activities:
Long-term debt activity (including current portion):
Borrowings	29,700	19,700
Repayments	(36,100)	(19,500)
Other financing activities	(50)	(44)
Net cash (used in)/provided by financing activities	(6,450)	156

Effect of exchange rate changes on cash and cash equivalents	(2,923)	2,687

Net (decrease)/increase in cash and cash equivalents	(9,369)	12,805

Cash and cash equivalents at beginning of period	52,365	32,540

Cash and cash equivalents at end of period	$42,996	$45,345

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

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results expected for the full year.

For the three and nine months ended September 30, 2010 the Company recorded expense of $170, as discontinued operations, for a workers’ compensation claim related to an employee of a divested business.  For the nine months ended September 30, 2010 the Company recorded a benefit of $1,652 as a result of the expiration of a contingent liability and charges of $547 for environmental remediation related to sites of divested businesses as discontinued operations.

(2)	Impact of Recently Issued Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements.”  This statement requires new disclosures and clarifies existing disclosure requirements about fair value measurement.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The effect of adopting this pronouncement will not have an impact on the Company’s financial position or results of operations.

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

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for stock options granted to employees during the nine months ended September 30, 2010 and 2009 was $2.45 and $1.48, respectively.

For the three months ended September 30, 2010 and 2009, the Company recorded $268 and $104, respectively, in selling, general and administrative expenses for stock options.  For the nine months ended September 30, 2010 and 2009, the Company recorded $821 and $416, respectively, in selling, general and administrative expenses for stock options.  As of September 30, 2010, the total compensation cost related to unvested stock options not yet recognized was $2,442.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.7 years.

For the three months ended September 30, 2010 and 2009, the Company recorded $147 and $135, respectively, in selling, general and administrative expenses for restricted stock awards.  For the nine months ended September 30, 2010 and 2009, the Company recorded $540 and $520, respectively, in selling, general and administrative expenses for restricted stock awards.  As of September 30, 2010 the total compensation cost related to unvested restricted stock not yet recognized was $461.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.5 years.

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2010	2,020,369	$11.27
Forfeited or expired	(14,975)	$6.41
Outstanding at March 31, 2010	2,005,394	$11.31
Granted	220,000	$4.38
Forfeited or expired	(297,750)	$25.96
Outstanding at June 30, 2010	1,927,644	$8.25
Forfeited or expired	(48,824)	$28.10
Outstanding at September 30, 2010	1,878,820	$7.74
Exercisable at September 30, 2010	657,775	$12.13

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(3)	Stock Based Compensation (continued)

The aggregate intrinsic value for all stock options outstanding and exercisable as of September 30, 2010 was negligible.

The following table is a summary of the Company’s nonvested stock options and restricted stock:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2010	1,133,790	$2.67	90,686	$11.43
Granted	-	$-	88,348	$5.54
Vested during period	(5,375)	$2.27	(26,956)	$10.65
Forfeited	(11,275)	$2.92	(400)	$13.75
Nonvested at March 31, 2010	1,117,140	$2.66	151,678	$8.13
Granted	220,000	$2.45	37,080	$4.32
Vested during period	(66,250)	$1.88	(6,390)	$5.64
Forfeited	(17,500)	$2.64	-	$-
Nonvested at June 30, 2010	1,253,390	$2.67	182,368	$7.44
Vested during period	(31,421)	$6.36	(38,704)	$13.75
Forfeited	(924)	$5.65	(400)	$13.75
Nonvested at September 30, 2010	1,221,045	$2.57	143,264	$5.72

(4)	Goodwill and Intangible Assets

In March 2010 the Company acquired IEP GmbH (“IEP”) for approximately $6,900 in cash.  The allocation of the fair value of the acquisition resulted in goodwill of $3,469 and acquired intangible assets of $4,454.  The acquired intangible assets consist mostly of patented technology and customer contracts with amortization periods ranging from 10 years to 20 years.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2010, are as follows:

Balance as of January 1, 2010	$36,360
Acquisition of IEP	3,469
Translation effect	(1,485)
Balance as of September 30, 2010	$38,344

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(4)	Goodwill and Intangible Assets (continued)

Acquired intangible assets, which are amortized, consist of the following:

		As of September 30, 2010
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$4,149	$(104)	$4,045
Customer-related intangibles	10 - 15 years	805	(27)	778
License agreement	5 years	40	(8)	32
		$4,994	$(139)	$4,855

Amortization expense was $69 and $128 for the three and nine months ended September 30, 2010, respectively.

Amortization expense related to current intangible assets is expected to be approximately $204 for 2010 and $259 in each of the next four years.

(5)	Income Taxes

The Company recorded tax expense of $1,252 and $4,137 in the three and nine months ended September 30, 2010, respectively, compared to $1,584 and $6,520 in the three and nine months ended September 30, 2009, respectively.  The decrease is due primarily to lower pre-tax earnings.

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

As of January 1, 2010 the Company had approximately $4,598 of unrecognized tax benefits, excluding gross interest and penalties.  During the three and nine months ended September 30, 2010, the Company increased its unrecognized tax benefits by $820 and decreased its unrecognized tax benefits by $138, respectively, primarily for foreign currency translation.  Of the total balance of unrecognized tax benefits at September 30, 2010 approximately $3,730, if recognized, would impact the effective tax rate.

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

(6)	Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories at September 30, 2010 and December 31, 2009 consist of the following:

	September 30,	December 31,
	2010	2009

Finished goods	$29,728	$26,549
Work in process	19,698	18,361
Raw materials	13,544	9,887
Supplies	3,318	3,572
Total	$66,288	$58,369

(7)	Restructuring Expenses

Consolidation of Domestic Research and Development Activities

In December 2007, the Company consolidated its United States research and development (“R&D”) activities and small scale active pharmaceutical ingredient (“API”) production with its facility in Charles City, Iowa.  The restructuring reserve at September 30, 2010 consists of the remaining lease payments and related costs under the Company’s current operating lease at the New Jersey R&D facility.  The operating lease expires in December 2010.

Restructuring of a Manufacturing Site

During the third quarter 2010 the Company finalized a plan to restructure its operations at a manufacturing site, which resulted in a reduction in workforce of 32 employees.  The plan included certain one-time benefits for terminated employees, all of which will be paid in cash.  Costs related to this transaction are recorded on the Company’s income statement under the caption “Restructuring expenses” and totaled $1,187 for the three months ended September 30, 2010.  The elimination of these positions will save the Company approximately $2,000 annually.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(7)	Restructuring Expenses (continued)

The following table reflects the activity related to the restructuring reserves through September 30, 2010:

		2010 Activity
	12/31/2009 Reserve Balance	Expense	Cash Payments	Translation Effect	9/30/2010 Reserve Balance

Consolidation of Domestic R&D Activities:
Lease payments and related costs	$1,473	$-	$(1,108)	$-	$365

Restructuring of a Manufacturing Facility:
One-time employee benefits	-	1,187	(116)	64	1,135
	$1,473	$1,187	$(1,224)	$64	$1,500

(8)	Derivatives and Hedging Activities

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

The notional amounts of foreign exchange forward contracts were $11,998 and $15,781 at September 30, 2010 and December 31, 2009, respectively.

Included in AOCI is the fair value of the Company’s forward exchange contracts which are in net gain positions of $579 and $310 as of September 30, 2010 and December 31, 2009, respectively.  Unrealized gains are recorded in the Company’s balance sheet under the caption “Prepaid expenses and other current assets” and unrealized losses are recorded under the caption “Accrued expenses and other current liabilities.”

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(8)	Derivatives and Hedging Activities (continued)

The Company recognized a pre-tax gain in comprehensive income from foreign exchange contracts of $756 and $269 for the three and nine months ended September 30, 2010, respectively.  The Company reclassified a pre-tax loss of $29 and a pre-tax gain of $1,061 from AOCI into “Other revenue” related to foreign exchange forward contracts for the three and nine months ended September 30, 2010, respectively.  Assuming current market conditions continue, the entire amount recorded in AOCI related to foreign exchange forward contracts is expected to be recorded into “Other revenue” within the next 12 months.

Interest Rate Swap Agreements

The Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt.  The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts.

All swap contracts outstanding at September 30, 2010 have been designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives are not recorded in earnings but are recorded each period in AOCI.  Changes in the fair value of the derivative instruments reported in AOCI will be recorded into earnings as interest expense over the remaining life of the swap agreement.  The ineffective portion of all hedges will be recognized in current-period earnings and has been immaterial to the Company's financial results.

As of September 30, 2010, the Company had three interest rate swaps in place with an aggregate notional value of $60,000, at an average fixed rate of 4.48%, all with maturity dates of October 2010.  At September 30, 2010 the Company had variable debt of $114,400, of which $60,000 is fixed by interest rate swaps.  Interest expense under these agreements, and the respective debt instruments that they hedge, are recorded at the net effective interest rate of the hedged transactions.  The fair value of these agreements was based on quoted market prices and was in a loss position of $218 and $2,038 at September 30, 2010 and December 31, 2009, respectively.  This loss is reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities.”

The Company increased comprehensive income by $616 and $1,820, respectively, related to interest rate swaps for the three and nine months ended September 30, 2010.  The Company reclassified a pre-tax loss of $639 and $1,911 from AOCI into interest expense related to interest rate swaps for the three and nine months ended September 30, 2010, respectively.  Assuming current market conditions continue, $218 is expected to be reclassed out of AOCI during the fourth quarter 2010.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(9)	Fair Value Measurements

The following tables provide the fair value measured on a recurring basis for the assets and liabilities as of September 30, 2010 and December 31, 2009:

		Fair Value Measurements at September 30, 2010 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signifcant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forwards, liabilities	$579	$-	$579	$-
Interest rate swaps	(218)	-	(218)	-
Total	$361	$-	$361	$-

		Fair Value Measurements at December 31, 2009 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signifcant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forwards, assets	$310	$-	$310	$-
Interest rate swaps	(2,038)	-	(2,038)	-
Total	$(1,728)	$-	$(1,728)	$-

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

As of September 30, 2010, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the Company’s evaluation of its counterparties’ credit risks.

The Company’s financial instruments also include cash and cash equivalents, accounts receivables, accounts payables and accrued liabilities.  The carrying amount of these instruments approximates fair value because of their short-term nature.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(10)	Comprehensive Income

The following table shows the components of comprehensive income for the three and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net (loss)/income	$(1,454)	$2,963	$5,000	$13,160
Foreign currency translation	19,995	9,902	(5,369)	13,731
Unrealized gain on hedging contracts, net of tax	1,137	1,006	2,003	1,826
Pension, net of tax	257	273	770	812
Total	$19,935	$14,144	$2,404	$29,529

(11)	Retirement Plans

Domestic Pension Plans

The components of net periodic benefit cost for the Company’s domestic plans for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Components of net periodic benefit cost
Interest cost	$880	$857	$2,639	$2,571
Expected return on plan assets	(794)	(731)	(2,382)	(2,193)
Amortization of prior service costs	109	109	327	327
Recognized actuarial loss	107	136	321	408

Net periodic benefit cost	$302	$371	$905	$1,113

The Company expects to contribute approximately $1,708 in cash to its two U.S. defined-benefit pension plans in 2010.

The Company’s Supplemental Executive Retirement Plan is non-qualified and unfunded.  Net periodic benefit costs for the three months ended September 30, 2010 and 2009 were $73 and $84, respectively.  Net periodic benefit costs for the nine months ended September 30, 2010 and 2009 were $218 and $252, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(11)	Retirement Plans (continued)

International Pension Plan

The components of net periodic benefit cost for the Company’s international plan for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$144	$121	$433	$363
Interest cost	214	170	643	510
Recognized actuarial loss	26	30	78	90
Amortization of prior service credit	(1)	(1)	(4)	(3)

Net periodic benefit cost	$383	$320	$1,150	$960

(12)	Contingencies

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

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of sites not owned by the Company and the Company's current and former operating sites.  These accruals were $6,520 and $6,163 at September 30, 2010 and December 31, 2009, respectively.  The increase in the accrual includes adjustments to reserves of $581, of which $547 was included in discontinued operations, and the impact of currency of $92 partially offset by payments of $316.  The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available.  Based upon available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where full remediation costs may not be estimable at the reporting date.  Given the uncertainties regarding the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of its recorded liabilities.

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

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and a proposed remediation plan to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP subsequently rejected the remediation plan and requested additional investigative work at the site and that work is on-going.  The reserve was $1,125 at September 30, 2010 which is based on the initial remedial action plan.  The results of the additional investigative work may impact the remediation plan and costs.

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

Berry’s Creek

    The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former operating subsidiaries of the Company are considered PRPs at the Berry’s Creek Superfund Site in New Jersey.  The operating companies are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek Site.  The Company has joined the group of PRPs and filed a response to the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek Site.  The PRPs have engaged consultants to evaluate investigation and remedial alternatives and develop a method to allocate related costs among the PRPs.  As of September 30, 2010, the Company’s reserve was $111 to cover the initial phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is ongoing and at this time it is too early to predict the extent of any additional liabilities.

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

As of September 30, 2010, the reserve recorded by the Company was $1,350 and represents the Company’s best estimate to complete both RODs.

Scientific Chemical Processing (“SCP”) Superfund Site

Nepera was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, in the early 1980’s along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from Nepera.  The PRPs are in the process of implementing a final remedy for soil and groundwater contamination at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion).   For over a decade, the remediation has been funded by de minimus settlements and by the insurers of the SCP Superfund site’s owners and operators.  However, due to an unexpected increase in remediation costs at the site and costs to contribute to the Berry’s Creek investigation, the PRP group has recently approved the assessment of an additional cash contribution by the PRP group.  While the Company disputes the methodology used by the PRP group to arrive at its allocation for the cash contribution, the Company has established a reserve for this initial funding in the amount of $475.  The Company is seeking reimbursement for a portion of this cash contribution from its insurance carriers.

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

Litigation and Other Matters

Lorazepam and Clorazepate

In 1998 the Company and a subsidiary were named as defendants along with Mylan Laboratories, Inc. (“Mylan”) and Gyma Laboratories, Inc. (“Gyma”) in a proceeding instituted by the Federal Trade Commission in the United States District Court for the District of Columbia (the “District Court”).  Suits were also commenced by several State Attorneys’ General and class action complaints by private plaintiffs in various state courts.  The suits alleged violations of the Federal Trade Commission Act arising from exclusive license agreements between the Company and Mylan covering two APIs (Lorazepam and Clorazepate).

All cases have been resolved except for one brought by four health care insurers. In the remaining case the District Court entered judgment after trial in 2008 against Mylan, Gyma and Cambrex in the amount of $8,355, payable jointly and severally, and also a punitive damage award against each defendant in the amount of $16,709.  In addition, the District Court ruled that the defendants were subject to a total of approximately $7,000 in prejudgment interest.  The parties have appealed the awards and are awaiting judgment by the U.S. Court of Appeals.

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(13)	Subsequent Event

On November 2, 2010 the Company acquired a 51% equity stake in Zenara Pharma (“Zenara”) for $20,000, which may be adjusted based on closing date working capital balances.  Zenara is a Hyderabad, India based pharmaceutical company focused on the formulation of final dosage form products.  Pursuant to the stock purchase agreement, Cambrex will acquire the remaining 49% in early 2016 at a value to be determined using a weighted combination of a multiple of 2015 earnings before interest, taxes, depreciation and amortization (“EBITDA”) and cumulative EBITDA for the years 2011 through 2015, adjusted for Zenara’s net debt or net cash position, as recorded under Indian GAAP.

The Company does not expect the impact of its ownership stake in Zenara to be material to Cambrex’s income statement for 2010.  Costs related to this transaction are recorded on the Company’s income statement under the caption “Merger and acquisition expenses” and totaled $711 and $786 for the three and nine months ended September 30, 2010, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following significant events occurred during the third quarter 2010:

•	Sales decreased 14.6% on a reported basis compared to the third quarter 2009. Sales, excluding currency impact, decreased 11.5%.
•	Gross margins decreased on a reported basis to 28.6% from 29.3% in the third quarter 2009. Gross margin, excluding currency impact, increased to 29.4% in the third quarter 2010.

Results of Operations

Comparison of Third Quarter 2010 versus Third Quarter 2009

Gross sales in the third quarter 2010 of $49,356 were $8,446 or 14.6% below the third quarter 2009.  Excluding a 3.1% unfavorable impact of foreign exchange reflecting a stronger U.S. dollar compared to third quarter 2009, sales decreased 11.5%.  The decrease is primarily due to the timing of orders for certain products, the effects of a supply chain disruption at a customer’s facility, a negotiated contract extension for certain drug delivery products resulting in lower volumes and pricing, and lower custom development and controlled substances shipments.  These decreases were partially offset by higher volumes of generic active pharmaceutical ingredients (“APIs”).

Third quarter 2010 gross margins decreased to 28.6%, but was flat compared to 29.3% in the third quarter 2009 after excluding an unfavorable impact from foreign currency.  Gross margins were positively impacted by lower production costs, offset by lower pricing.

The following table reflects sales by geographic area for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,
	2010	2009

Europe	$29,098	$30,765
North America	15,614	22,586
Asia	3,144	2,592
Other	1,500	1,859
Total gross sales	$49,356	$57,802

Selling, general and administrative (“SG&A”) expenses of $7,879 in the third quarter 2010 decreased from $9,295 in the third quarter 2009.  The decrease is primarily the result of lower legal fees and insurance premiums. SG&A, as a percentage of gross sales, was 16.0% and 16.1% in the third quarters of 2010 and 2009, respectively.

Results of Operations (continued)

Comparison of Third Quarter 2010 versus Third Quarter 2009 (continued)

Research and development (“R&D”) expenses of $3,080 were 6.2% of gross sales in the third quarter 2010, compared to $2,026 or 3.5% of gross sales in the third quarter 2009.  The increase is primarily due to the March 2010 acquisition of IEP GmbH (“IEP”), reduced utilization of certain R&D personnel on revenue-generating custom development projects resulting in these costs being expensed rather than absorbed into cost of sales or inventory and the development of new products and technology platforms.

During the third quarter 2010 the Company finalized a plan to restructure its operations at a manufacturing site, which resulted in a reduction in workforce of 32 employees.  The plan included certain one-time benefits for terminated employees, all of which will be paid in cash.  Costs related to this transaction are recorded on the Company’s income statement under the caption “Restructuring expenses” and totaled $1,187 for the three months ended September 30, 2010.  The elimination of these positions will save the Company approximately $2,000 annually.

On November 2, 2010 the Company acquired a 51% equity stake in Zenara Pharma (“Zenara”) for $20,000, which may be adjusted based on closing date working capital balances.  Zenara is a Hyderabad, India based pharmaceutical company focused on the formulation of final dosage form products.  Pursuant to the stock purchase agreement, Cambrex will acquire the remaining 49% in early 2016 at a value to be determined using a weighted combination of a multiple of 2015 earnings before interest, taxes, depreciation and amortization (“EBITDA”) and cumulative EBITDA for the years 2011 through 2015, adjusted for Zenara’s net debt or net cash position, as recorded under Indian GAAP.

The Company does not expect the impact of its ownership stake in Zenara to be material to Cambrex’s income statement for 2010.  Costs related to this transaction are recorded on the Company’s income statement under the caption “Merger and acquisition expenses” and totaled $711 for the three months ended September 30, 2010.

Operating profit in the third quarter 2010 was $1,253 compared to $5,627 in the third quarter 2009.  As described above, lower gross profit, and incremental restructuring and M&A costs contributed to lower operating profit.

Net interest expense was $1,233 in the third quarter 2010 compared to $1,111 in the third quarter 2009.  During the third quarter 2010, lower capitalized interest and higher interest rates were mostly offset by lower average debt resulting in slightly higher net interest expense compared to third quarter 2009.  The average interest rate on debt was 4.1% in the third quarter 2010 versus 3.6% in the third quarter 2009.  The Company’s higher fixed rate debt of 4.48% represented approximately 60% of the average debt in the third quarter 2010 compared to approximately 49% in the third quarter 2009 resulting in a higher weighted average interest rate in the current quarter.

The tax provision in the third quarter 2010 was $1,252 compared to $1,584 in the third quarter 2009.  The decrease is primarily due to lower pre-tax earnings.  The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred tax assets would be realized.  As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

Loss from continuing operations in the third quarter 2010 was $1,284, or $0.04 per diluted share, versus income from continuing operations of $2,963, or $0.10, per diluted share in the same period a year ago.

Results of Operations (continued)

Comparison of First Nine Months 2010 versus First Nine Months 2009

Gross sales in the first nine months of 2010 of $162,914 were $14,654 or 8.3% below the first nine months of 2009.  The impact of foreign exchange on sales for the first nine months of 2010 was negligible.  The decrease is primarily due to lower shipments of certain larger products, including a product utilizing the Company’s drug delivery technology, two APIs manufactured under a long-term supply agreement, one of which is a result of a customer supply chain disruption, and a feed additive for which a contract expired.  This feed additive contributed $2,243 in sales in the first nine months of 2009.  Increased demand for controlled substances and generic APIs exceeded price declines and positively impacted the first nine months of 2010 as compared to the first nine months of 2009.

Gross margins decreased to 28.6% in the first nine months of 2010 from 31.4% in the first nine months of 2009.  The decrease is due to lower pricing, volumes and an unfavorable impact of 1.1% due to foreign currency partially offset by positive spending and positive mix.

The following table reflects sales by geographic area for the nine months ended September 30, 2010 and 2009:

	Nine months ending September 30,
	2010	2009

Europe	$88,278	$103,256
North America	59,520	61,040
Asia	9,601	7,382
Other	5,515	5,890
Total gross sales	$162,914	$177,568

SG&A expenses of $24,784 in the first nine months of 2010 decreased from $26,889 in the first nine months of 2009.  The decrease is a result of lower legal fees and insurance premiums partially offset by an unfavorable impact of foreign currency.  SG&A, as a percentage of gross sales, increased to 15.2% from 15.1% in the first nine months of 2009 due to lower sales levels.

R&D expenses of $7,906 were 4.9% of gross sales in the first nine months of 2010, compared to $5,924 or 3.3% of gross sales in the first nine months of 2009.  The increase is primarily due to the March 2010 acquisition of IEP, reduced utilization of certain R&D personnel on revenue-generating custom development projects resulting in these costs being expensed rather than absorbed into cost of sales or inventory and an unfavorable impact due to foreign currency exchange.

During the third quarter 2010 the Company finalized a plan to restructure its operations at a manufacturing site, which resulted in a reduction in workforce of 32 employees.  The plan included certain one-time benefits for terminated employees, all of which will be paid in cash.  Costs related to this transaction are recorded on the Company’s income statement under the caption “Restructuring expenses” and totaled $1,187 for the nine months ended September 30, 2010.

Results of Operations (continued)

Comparison of First Nine Months 2010 versus First Nine Months 2009

On November 2, 2010 the Company acquired a 51% equity stake in Zenara for $20,000, which may be adjusted based on closing date working capital balances.  Zenara is a Hyderabad, India based pharmaceutical company focused on the formulation of final dosage form products.  Pursuant to the stock purchase agreement, Cambrex will acquire the remaining 49% in early 2016 at a value to be determined using a weighted combination of a multiple of 2015 EBITDA and cumulative EBITDA for the years 2011 through 2015, adjusted for Zenara’s net debt or net cash position, as recorded under Indian GAAP.

The Company does not expect the impact of its ownership stake in Zenara to be material to Cambrex’s income statement for 2010.  Costs related to this transaction are recorded on the Company’s income statement under the caption “Merger and acquisition expenses” and totaled $786 for the nine months ended September 30, 2010.

Operating profit in the first nine months of 2010 was $11,873 compared to $22,951 in the first nine months of 2009.  As discussed above, lower gross profit, due to lower pricing and sales volume, incremental restructuring and M&A costs, and an unfavorable impact from foreign currency contributed to the lower operating profit.

Net interest expense was $3,602 in the first nine months of 2010 compared to $3,410 in the first nine months of 2009.  During the first nine months of 2010, lower capitalized interest was mostly offset by lower average debt and lower interest rates resulting in slightly higher net interest expense compared to the first nine months of 2009.  The average interest rate on debt was 3.8% in the first nine months of 2010 versus 3.9% in the first nine months of 2009.

The effective tax rate for the first nine months of 2010 increased to 50.4% compared to 33.1% in the first nine months of 2009 due to the geographic mix of income. The tax provision in the first nine months of 2010 decreased to $4,137 compared to $6,520 in the first nine months of 2009 primarily due to lower pre-tax earnings.  The Company maintains a full valuation allowance against its domestic, and certain foreign, net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred tax assets would be realized.  As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

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

Income from continuing operations in the first nine months of 2010 was $4,065, or $0.14 per diluted share, versus $13,160, or $0.45, per diluted share in the same period a year ago.

Liquidity and Capital Resources

                Cash and cash equivalents decreased $9,369 in the first nine months of 2010 primarily due to the purchase of a business for $6,897 in the first quarter of 2010 and the pay down of debt of $6,400.   During the first nine months of 2010, cash provided by operations was $15,509 versus $19,556 in the same period a year ago.  Cash flows provided by operations in the first nine months of 2010 compared to the first nine months of 2009 was unfavorably impacted by lower net income and increased inventory production partially offset by cash payments required in the first nine months of 2009 related to change-in-control and restructuring payments.

Results of Operations (continued)

Liquidity and Capital Resources (continued)

Cash flows in the first nine months of 2010 related to capital expenditures were $8,572 compared to $9,651 in 2009.  The majority of the funds in 2010 and 2009 were used for capital improvements to existing facilities.

Cash flows used in financing activities in the first nine months of 2010 was $6,450 compared to cash flows provided by financing activities of $156 in the same period a year ago.  Cash outflows in 2010 related to the net pay down of debt.

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

The Company was in compliance with all financial covenants at September 30, 2010.

Impact of Recent Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements.”  This statement requires new disclosures and clarifies existing disclosure requirements about fair value.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The effect of adopting this pronouncement will not have an impact on the Company’s financial position or results of operations.

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

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2010.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first nine months of 2010.  For a discussion of the Risk Factors, Refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.

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

Dated:  November 4, 2010