Form 10-K
period 2010-12-31
CAMBREX CORP
filed 2011-02-11
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐.   No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $91,280,990 as of June 30, 2010.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 31, 2011, there were 29,477,530 shares outstanding of the registrant's Common Stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2011 Annual Meeting are incorporated by reference into Part III of this Report.

CAMBREX CORPORATION AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2010

____________
(dollars in thousands, except share data)

Index

Forward-Looking Statements

This document may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities.  These statements may be identified by the fact that they use words such as “expects,” “anticipates,” “intends,” “estimates,” “believes” or similar expressions.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations.  The factors described in Item 1A of Part I of this Annual Report on Form 10-K captioned “Risk Factors,” or otherwise described in the Company’s filings with the Securities and Exchange Commission, as well as any cautionary language in this Annual Report on Form 10-K, provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including but not limited to, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation disclosed in the Company’s public filings, changes in foreign exchange rates, uncollectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, and the Company’s ability to receive regulatory approvals for its products.

The forward-looking statements are based on the beliefs and assumptions of Company management and the information available to Company management at the time these disclosures were prepared.  Although the Company believes the expectations reflected in these statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K.  The Company undertakes no obligation to update these forward-looking statements, even if the Company’s situation changes in the future.

PART I

Item 1	Business.

General

Cambrex Corporation (the "Company" or "Cambrex"), a Delaware corporation, began business in December 1981.  Cambrex is a life sciences company that provides products and services that accelerate and improve the development and commercialization of new and generic therapeutics.  The Company primarily supplies its products and services worldwide to innovator and generic pharmaceutical companies.  Cambrex has three operating segments, which are manufacturing facilities that have been aggregated as one reportable segment.  The Company's overall strategy is to: grow its portfolio of custom development projects, especially those in the later stages of the clinical trial process, secure long-term supply agreements to produce active pharmaceutical ingredients (“APIs”) and intermediates for newly approved drug products; expand sales of products and projects based on its proprietary technologies; and partner with generic drug companies to grow the Company’s extensive portfolio of generic APIs.  The Company’s recent acquisition of a 51% equity stake in Zenara Pharma (“Zenara”) also gives the Company additional capabilities in final dosage form products as well as establishing it as one of the leading global suppliers to the nicotine replacement therapy (“NRT”) market.  The Company also seeks to demonstrate excellence in regulatory compliance, environmental, health and safety performance, and customer service.

The Company uses a consistent business approach:

•	Niche Market Focus: The Company participates in niche markets where significant technical expertise provides a competitive advantage and market differentiation.

____________
(dollars in thousands, except share data)

Index

•
Market Leadership:  The Company secures leading market positions through excellent customer service, proprietary technologies, specialized capabilities and an outstanding regulatory record and leverages these capabilities across the market segments in which it participates.

•
New Products and Services:  The Company continues to invest in research and product (“R&D”) development in order to introduce innovative products and services to accelerate revenue growth, provide a competitive advantage and maintain its leading market positions.

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

As part of the process of evaluating strategic alternatives to enhance shareholder value, the sale of two businesses was completed in October 2006 and the sale of the businesses that comprised the Bioproducts and Biopharma segments was completed in February 2007, and where applicable, these businesses are being reported as discontinued operations in all periods presented.

Market Overview and Growth Drivers

The Company participates in markets that serve the healthcare industry.  Customers include generic drug companies and companies that discover and commercialize new small molecule human therapeutics using organic chemistry.

The aging western population, continued investment in healthcare research and drug development, growth in the world’s developing markets, and the necessity to develop life saving therapeutics to address unmet needs drives business growth in life sciences companies.  Aging "baby boomers" in the United States, Europe and Japan may provide an enormous healthcare opportunity.  This group typically has more education, a higher socio-economic level and higher demands for healthcare services than previous generations.

Demand for Cambrex products and services is dependent upon some of its customers’ continuing access to financial resources to advance their R&D projects for therapeutic candidates from the laboratory to the clinic, and eventually, to the patient.  Healthcare investment comes from a variety of sources.  Large pharmaceutical and biotechnology companies spend billions on drug discovery and development.  Macro-economic conditions can have an impact on the availability of funding for the Company’s customers, especially those customers dependent upon venture capital and other private sources of funding.

Once a drug is identified, companies develop a robust process for the manufacture of clinical and commercial quantities.  Product testing, analytical methods and quality processes are integrated into the manufacturing process. This is a critical step to getting a commercially viable drug to market.  Cambrex excels in the manufacture and testing of APIs and drug substances at laboratory, clinical and commercial scale and specializes in optimizing manufacturing processes.

Demand for outsourced services from pharmaceutical companies continues to grow.  Large pharmaceutical and biotechnology companies may outsource the development and manufacturing of a drug substance to manage multiple internal priorities, access new technologies or additional capacity, preserve needed capital or ensure multiple sources of supply.  Many emerging pharmaceutical and generic drug companies outsource all process development and manufacturing and many larger pharmaceutical companies have publicly stated that they will increasingly outsource the manufacturing of drug products.  Cambrex is particularly well positioned to assist drug companies with these much needed services for traditional APIs.
____________
(dollars in thousands, except share data)

Index

New drugs are typically patented.  When the patent expires, the drug may be manufactured and marketed in its generic form.  Growth in the generic drug market is driven by the continuing stream of drug patents that will expire in the future and favorable market forces that encourage the use of generic pharmaceuticals as a more cost effective health care alternative to higher-priced branded drugs.  In the United States and many countries in Europe, governments and prescription benefit management companies provide incentives for generic substitution to reduce costs.  Cambrex manufactures over 70 generic APIs, typically in relatively small quantities for use in niche therapeutics.

The market for human therapeutics is regulated by the Food and Drug Administration (“FDA”) in the United States and other regulatory agencies throughout the world.  These agencies oversee and regulate the development, manufacturing and commercialization process for APIs and regulated intermediates.  Excellent regulatory and quality systems are essential to serve the industry and serve as a barrier to entry for potential new competitors.

Competitors from developing markets have increased their capabilities in drug substance manufacturing and finished dosage form drugs in recent years.  While overall global demand has been lifted by the rapid growth in certain developing markets, the presence of competitors within these markets, who have lower cost structures, have resulted in downward pricing pressure throughout the pharmaceutical supply chain, and especially on generic APIs and certain development services for clinical phase products.  Pricing pressures, due to developing market competitors, on later stage clinical projects and supply arrangements for patented products have been limited to date, although these pressures may increase as developing markets become more acceptable as suppliers to larger pharmaceutical companies.  In November 2010, the Company acquired a 51% equity stake in Zenara for approximately $18,900.  Zenara is a Hyderabad, India based pharmaceutical company focused on the formulation of final dosage form products.  Cambrex also sources R&D services, raw materials and certain intermediates from Chinese and Indian providers and will continue to do so.  The Company will also continue to assess additional opportunities to invest in, or partner with, companies with capabilities in these geographies.

Development of the Business

The discussion below provides insight into the general development of the Company’s business, including its material acquisitions and dispositions of assets over the past five years.

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

In March 2010, the Company completed the acquisition of IEP GmbH (“IEP”), a company in Wiesbaden, Germany that is a leader in the field of industrial biocatalysis.  IEP offers cost effective customized biocatalytic process development and sales of enzymes to the pharmaceutical industry and was acquired for approximately $6,900 in cash.

In November 2010, the Company acquired a 51% equity stake in Zenara for approximately $18,900.  Zenara is a Hyderabad, India based pharmaceutical company focused on the formulation of final dosage form products.  Pursuant to the stock purchase agreement, Cambrex will acquire the remaining 49% in early 2016 at a value to be determined using a weighted combination of a multiple of 2015 earnings before interest, taxes, depreciation and amortization (“EBITDA”) and cumulative EBITDA for the years 2011 through 2015, adjusted for Zenara’s net debt or net cash position, as recorded under Indian GAAP.  Cambrex accounts for its investment in Zenara using the equity method of accounting.  See Notes 2, 4 and 8 for additional information.
____________
(dollars in thousands, except share data)

Index

Products

The Company uses its technical expertise in a wide range of chemical processes to meet the needs of its customers for high quality products and services for specialized applications.

The Company’s business is primarily comprised of the custom development and manufacture of pharmaceutical ingredients derived from organic chemistry.  Products and services are supplied globally to innovative and generic drug companies.  Products include APIs and pharmaceutical intermediates.  Services include custom development and current Good Manufacturing Practices (“cGMP”) manufacturing services.  The Company’s recent acquisition of a 51% equity stake in Zenara also gives the Company additional capabilities in final dosage form products and establishes it as one of the leading global suppliers to the NRT market.

The Company’s products and services are sold to a diverse group of several hundred customers, with one customer, Gyma Laboratories of America, Inc. (“Gyma”), a distributor representing multiple customers, accounting for 12.8% of 2010 sales.  The Company’s products are sold through a combination of direct sales and independent agents.  One product, a gastro-intestinal API sold to multiple customers, accounted for 13.7% of 2010 sales.

This table summarizes gross sales by product groups:

	2010	2009	2008

APIs and pharmaceutical intermediates	$203,807	$212,644	$220,722
Other	22,629	23,633	28,896
Total	$226,436	$236,277	$249,618

The following table shows gross sales to geographic area for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Europe	$127,009	$136,534	$143,542
North America	78,497	80,830	86,631
Asia	12,554	10,495	11,440
Other	8,376	8,418	8,005
Total	$226,436	$236,277	$249,618

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
____________
(dollars in thousands, except share data)

Index

Raw Materials

The Company uses a wide array of raw materials in its businesses.  For its products, the Company generally will attempt to have a primary and secondary supplier for its critical raw materials.  Prices for these raw materials are generally stable, except for the petroleum-based solvents, where prices can vary with market conditions.

Research and Development

The Company's R&D program is designed to increase the Company's competitiveness by improving its technology and developing processes for the manufacture of new products to meet customer requirements.  The goals are to introduce innovative and proprietary products, improve manufacturing processes to reduce costs, improve quality and increase capacity to identify market opportunities that warrant significant technical expertise, and offer the prospects of a long-term, profitable business relationship.  R&D activities are performed at all of the Company's manufacturing facilities in both the United States and Europe.  Approximately 119 employees are at least partially involved in R&D activities worldwide.

In December 2007 the Company consolidated its United States R&D activities and small scale API production into its facility in Charles City, Iowa.  As a result of the consolidation, the New Jersey R&D facility was closed as of December 31, 2008.

The Company spent $10,305, $7,929 and $7,590 in 2010, 2009 and 2008, respectively, on R&D efforts.

Patents and Trademarks

The Company has patent protection covering certain products, processes and services.  In addition, the Company also relies on know-how and trade secrets (related to many of its manufacturing processes and techniques not generally known to other companies) for developing and maintaining its market position.  The Company currently owns 15 issued patents and has 13 patent applications pending in the United States and owns 139 patents and has 96 patent applications pending in foreign countries covering various technologies.  The Company seeks to protect its proprietary technology and prepares new patent applications as decisions are made to patent new inventions.

The patent rights the Company considers most significant to its business are U.S. Patent Nos. 6,828,336 and 6,586,449 and 26 foreign counterparts which are part of its APIs and pharmaceutical intermediates product group relating to its nicotine polacrilex resin products and methods of manufacturing, and expire on May 28, 2022.

The Company's products and services are sold around the world under trademarks that are owned by the Company.  These include PROFARMACO, which is registered around the world as a word and design mark, and CAMOUFLAGE, which has been registered in Europe and the United States.  Rights in these trademarks will exist at least as long as the Company or its majority owned subsidiaries continue to use each of these trademarks.

The Company has entered into a worldwide perpetual license agreement with Celgene Corporation and Celgro Corporation which gives the Company the exclusive rights to certain intellectual property, including know-how and technology, relating to the development and manufacture of chirally pure bulk APIs.  This intellectual property is related to 5-MAT and amphetamine salts currently sold by the Company.  Under the current terms of this agreement, the Company pays no royalties or fees related to its use of this intellectual property.

Competition

The Company has over 25 primary API and advanced intermediate competitors throughout Western Europe and the U.S. and many more competitors within various segments of the markets the Company serves, including a growing number of competitors in Asia, Eastern Europe and other low-cost areas.  The Company believes that low cost providers have had the impact of driving prices down for many products and services for which the Company competes to provide, and the Company anticipates that it will face increased competition from these providers in the future.  It is expected that regulatory compliance, product quality, pricing, and logistics will determine the extent of the long term impact of these competitors in the primary markets that the Company serves.  If the Company perceives significant competitive risk and a need for technical or financial commitment, it generally attempts to negotiate long term contracts or guarantees from its customers.
____________
(dollars in thousands, except share data)

Index

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

Prevailing legislation tends to hold companies primarily responsible for the proper disposal of their waste even after transfer to third party waste disposal facilities.  Moreover, other future developments, such as increasingly strict environmental, safety and health laws and regulations, and enforcement policies thereunder, could result in substantial costs and liabilities to the Company and could subject the Company's handling, manufacture, use, reuse, or disposal of substances or pollutants at its plants to more rigorous scrutiny than at present.

Known environmental matters which may result in liabilities to the Company and the related estimates and accruals are summarized in Note 20.

Present and Future Environmental Expenditures:  The Company’s policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations.  The Company believes it is in compliance with such requirements and has adequate professional staff and systems in place to remain in compliance.  In some cases, compliance can only be achieved by capital expenditures and the Company made capital expenditures of $2,321, $2,211 and $1,760 in 2010, 2009 and 2008, respectively, for environmental projects.  As the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related expenditures may increase.  The Company considers costs for environmental compliance to be a normal cost of doing business and includes such costs in pricing decisions.

Employees

At December 31, 2010, the Company had 829 employees worldwide (604 of whom were from international operations) compared with 854 employees at December 31, 2009 and 856 at December 31, 2008.

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

Export and International Sales

The Company exports numerous products to various areas, principally Western Europe, Asia and Canada.  Export sales from the Company’s domestic operations in 2010, 2009 and 2008 amounted to $18,529, $25,768 and $24,602, respectively.  Sales from international operations were $155,073, $151,759, and $167,911 in 2010, 2009 and 2008, respectively.  Refer to Note 18.
____________
(dollars in thousands, except share data)

Index

Available Information

This annual report on Form 10-K, the Company’s quarterly reports on Form 10-Q, the Company’s current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on the Company’s Internet website www.cambrex.com  as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  The most recent certifications by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this annual report on Form 10-K.  The Company also files with the New York Stock Exchange the Annual Chief Executive Officer Certification as required by Section 303A.12.(a) of the New York Stock Exchange Listed Company Manual.

The following corporate governance documents are available free of charge on the Company’s website:  the charters of its Audit, Regulatory Affairs, Compensation and Governance Committees, its Corporate Governance Guidelines, its Code of Business Conduct and Ethics and its Independence Standards for Directors.  These corporate governance documents are also available in print to any stockholder requesting a copy from its corporate secretary at its principal executive offices.  Information contained on its website is not part of this report.  The Company will also post on its website any amendments to or waivers of its Code of Business Conduct and Ethics that relate to its Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

Item 1A.	Risk Factors.

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

The Company has observed increasing pressure on the part of its customers to reduce costs, including the use of its services and products, as a result of macro-economic trends and various market dynamics specifically affecting the pharmaceutical industry.  These customers could discontinue or decrease their usage of Cambrex’s services and products.

New technologies, competition or a reduction in demand for Cambrex’s products could reduce sales.

The markets for the Company’s products are competitive and price sensitive.  The Company’s competitors may lower prices on products in the future and the Company may, in certain cases, respond by lowering its prices.  Conversely, failure to anticipate and respond to price competition may hurt Cambrex’s market share. Some of the Company’s competitors also have significant financial, operational and sales and marketing resources which may reduce the Company’s level of business.  Companies may develop new technologies that would compete with the Company’s products or render its products obsolete.  Several of Cambrex’s customers, especially those that buy its generic APIs, have internal capabilities similar to Cambrex’s.  In addition, demand for the Company’s products may weaken due to a reduction in R&D budgets, loss of distributors or other factors.
____________
(dollars in thousands, except share data)

Index

The Company’s failure to obtain new contracts or renew existing contracts may adversely affect its business.

Many of Cambrex’s contracts are short term in duration.  As a result, the Company must continually replace its contracts with new contracts to sustain its revenue.  In addition, certain of the Company’s long-term contracts may be cancelled or delayed by clients for any reason upon notice.  Multiple cancellations or non-renewals of significant contracts could materially impact the Company’s business.

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

Disruptions to the Company’s or its customers’ manufacturing operations could adversely affect its results.

Due to heavy reliance on manufacturing and related operations to produce and distribute the products the Company sells, the Company could be adversely affected by disruptions to these operations or its customers’ operations.  Any significant disruption to those operations for any reason, such as labor unrest, terrorism, power interruptions, fire, or other events beyond the Company’s control could adversely affect its sales and customer relationships. While insurance coverage may reimburse the Company in part for profits lost from such disruptions, any sustained reduction in the Company’s ability to provide these products would negatively impact its sales growth expectations, cash flows and profitability.

Failure to win early stage business opportunities can cause difficulty in winning future opportunities with that potential customer.

Certain products the Company sells are incorporated into its customers’ drug manufacturing processes.  In some cases, once a customer chooses a particular product for use in a drug manufacturing process, it is unlikely that the customer will later switch to a competing alternative.  In many cases, the regulatory approvals related to a drug product will specify the products qualified for use in its making. Obtaining the regulatory approvals needed for a change in the manufacturing process is time consuming, expensive and uncertain. Accordingly, if a customer does not select the Company’s products or services early in its manufacturing design phase for any number of reasons, the Company may lose the opportunity to participate in the customer’s manufacturing of such product. Because the Company faces competition in this market from other companies, it is possible that its competitors could win significant early business with customers making it difficult for the Company to recover late-stage opportunities with higher volumes.

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

Refer to Note 20 for a discussion of the Company’s environmental and legal matters.
____________
(dollars in thousands, except share data)

Index

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

The Company generates waste that must be transported to approved storage, treatment and disposal facilities.  The transportation and disposal of such waste are required to meet applicable state and federal statutes and regulations.  The storage, treatment and disposal of such waste potentially exposes the Company to environmental liability if, in the future, such transportation and disposal are deemed to have violated such statutes or regulations or if the storage, treatment and disposal facilities are inadequate and are proved to have damaged the environment.

The Company is also party to several environmental remediation investigations and cleanups and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites.

Refer to Note 20 for a discussion of the Company’s environmental and legal matters.

Potential product liability claims, errors and omissions claims in connection with services the Company performs and potential liability under indemnification agreements between the Company and its officers and directors could adversely affect the Company.

The Company manufactures products intended for use by the public.  These activities could expose the Company to risk of liability for personal injury or death to persons using such products.  The Company seeks to reduce its potential liability through measures such as contractual indemnification provisions with customers (the scope of which may vary by customer, and the performances of which are not secured) and insurance maintained by customers.  The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if the Company’s liability exceeds the amount of applicable insurance or indemnity.  In addition, the Company could be held liable for errors and omissions in connection with the services it performs.  The Company currently maintains product liability and errors and omissions insurance with respect to these risks.  There can be no assurance, however, that the Company’s insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to the Company.

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

The Company maintains property insurance policies covering physical damage to its equipment, facilities, buildings and inventory; employer’s liability insurance generally covering death or work injury of employees; product liability insurance covering product liability claims arising from the use, consumption or operation of its products; general liability insurance covering certain incidents to third parties that occur on or in the premises of the Company; business interruption insurance, and directors and officers liability insurance, among others.  The Company does not maintain key man life insurance on any of its senior management or key personnel.  The Company’s insurance coverage, however, may not be sufficient to cover any claim for product liability, damage to its fixed assets or injury to its employees.
____________
(dollars in thousands, except share data)

Index

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

The tightening of credit in financial markets in recent years adversely affects the ability of the Company’s customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for its products and services as well as impact the ability of the Company’s customers to make payments. The Company believes that cash flows from operations, along with funds available from a revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company, but no assurances can be given that this will continue to be the case.  There is a risk that the funds available to be drawn under the Company’s revolving line of credit may not be available in the event of the failure of one or more participant banks.  Strengthening of the rate of exchange for the U.S. dollar against certain major currencies such as the Euro, Swedish krona and other currencies may also adversely affects the Company’s results.

If the Company acquires other companies, its business may be harmed by difficulties in integration and employee retention, unidentified liabilities of the acquired companies, or obligations incurred in connection with acquisition financings.

All acquisitions involve known and unknown risks that could adversely affect the Company’s future revenues and operating results. For example:

•	The Company may fail to successfully integrate its acquisitions in accordance with its business strategy.
•
The initial rationale for the acquisition may not remain viable due to a variety of factors, including unforeseen regulatory changes and market dynamics after the acquisition, and this may result in a significant delay and/or reduction in the profitability of the acquisition.

•
Integration of acquisitions may divert management’s attention away from the Company’s primary product offerings, resulting in the loss of key customers and/or personnel, and may expose the Company to unanticipated liabilities.

•
The Company may not be able to retain the skilled employees and experienced management that may be necessary to operate the businesses it acquires. If the Company cannot retain such personnel, it may not be able to locate or hire new skilled employees and experienced management to replace them.

•	Cambrex may purchase a company that has contingent liabilities that include, among others, known or unknown patent or product liability claims.
•
The Company’s acquisition strategy may require it to obtain additional debt or equity financing, resulting in additional leverage, or increased debt obligations as compared to equity, and dilution of ownership.

•
Cambrex may purchase companies located in jurisdictions where it does not have operations and as a result it may not be able to anticipate local regulations and the impact such regulations have on its business.

____________
(dollars in thousands, except share data)

Index

In addition, if the Company makes one or more significant acquisitions in which the consideration includes equity shares or other securities, equity interests in Cambrex held by holders of the equity shares may be significantly diluted and may result in a dilution of earnings per equity share. If the Company makes one or more significant acquisitions in which the consideration includes cash, it may be required to use a substantial portion of its available cash or incur a significant amount of debt or otherwise arrange additional funds to complete the acquisition, which may result in reduced liquidity, a decrease in its net income and a consequential reduction in its earnings per equity share.

There are risks associated with the Company’s recent acquisition of a 51% equity stake in Zenara including, but not limited to, Cambrex’s ability to achieve its goals established for that business and fund its obligation to purchase the remaining 49% in 2016.

In November 2010, the Company purchased 51% of the equity in Zenara for approximately $18,900, and is required to purchase the remaining 49% in 2016 based upon a formula derived from Zenara’s future EBITDA.  The Company may, at its option, purchase the remaining equity in cash or a combination of cash and up to 50% of the consideration in Cambrex stock.

To the extent Zenara has significant EBITDA over the next five years, substantial consideration will be required to purchase the remaining 49%.  A large cash payment could require borrowing under the Company’s credit facility and, since the Company’s credit facility will need to be refinanced prior to its expiration in April 2012, there is no guarantee that the Company’s future credit arrangements will facilitate the future purchase of the remaining 49% in 2016. Additionally, the uncertainty regarding the amount of consideration required for the 2016 buyout of the 49% may impact the Company’s future borrowing ability, result in higher interest expense, or possibly result in difficulty securing any credit arrangements in the future.  Additionally, issuance of any stock to satisfy a portion of this obligation could have a dilutive effect on holders of Cambrex common stock.  In the event that Cambrex is unable to compensate the 49% equity holder for its shares in 2016, the 49% shareholder has certain rights, including the right to force a sale of Zenara to a third party to secure their payment.

Zenara is currently not profitable, and there is no guarantee that it will be in the future.  Should Zenara not meet its goals or continue to generate losses, it could negatively impact the Company’s consolidated results, cash flows and stock price.

The Company has a significant amount of debt.

The Company has a $200,000 revolving credit facility of which $115,900 was outstanding at December 31, 2010.  This facility expires in April 2012.  If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the credit facility, it will be in default.  This current debt arrangement requires the Company to comply with specified financial ratios. The Company’s ability to comply with these ratios may be affected by events beyond its control.

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
____________
(dollars in thousands, except share data)

Index

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

There are a number of risks arising from the Company’s international business, including:

•	the possibility that unfriendly nations or groups could boycott its products;

•	general economic decline and/or political unrest in the markets in which it operates;

•	potential increased costs associated with overlapping tax structures;

•	more limited protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	the difficulties of compliance with a wide variety of foreign laws and regulations;

•	longer accounts receivable cycles in certain foreign countries; and

•	import and export licensing requirements.

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

Cambrex’s global operations expose the Company to additional risks that could have an adverse effect on its business, financial position and results of operations.

Cambrex’s operations extend to numerous countries outside of the U.S. including a 51% interest in Zenara located in Hyderabad, India.  There are significant risks associated with the establishment of foreign operations, including, but not limited to: geopolitical risks, terrorism, foreign currency exchange rates and the impact of shifts in the U.S. and local economies on those rates, compliance with local laws and regulations, the protection of the Company’s intellectual property and that of its customers, the ability to integrate its corporate culture with local customs and cultures, and the ability to effectively and efficiently supply its international facilities with the required equipment and materials. If the Company is unable to effectively manage these risks, these locations may not produce the revenues, earnings, or strategic benefits that it anticipates which could have a material adverse affect on the Company’s business.
____________
(dollars in thousands, except share data)

Index

Finally, the Company operates in certain jurisdictions that have experienced governmental corruption to some degree and, in some circumstances, anti-bribery laws may conflict with some local customs and practices. As a result of the Company’s policy to comply with the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, the Company may be at a competitive disadvantage to competitors that are not subject to, or do not comply with, such laws.

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

The Company also relies on trade secrets, unpatented proprietary know-how and continuing technological innovation that it seeks to protect, in part by confidentiality agreements with licensees, suppliers, employees and consultants. It is possible that these agreements will be breached and the Company will not have adequate remedies for any such breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Furthermore, Cambrex’s trade secrets and proprietary technology may otherwise become known or be independently developed by its competitors or the Company may not be able to maintain the confidentiality of information relating to such products.
____________
(dollars in thousands, except share data)

Index

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

 The Company may pursue transactions that could cause it to experience significant charges to earnings that may adversely affect its stock price and financial condition.

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

The manufacturing of pharmaceutical products is subject to extensive regulation by governmental authorities, including the FDA and comparable regulatory authorities in other countries.  The Company’s business, as well as its customers’ business depends in part on strict government regulation of the drug development process.  Legislation may be introduced and enacted from time to time to modify regulations administered by the FDA and governing the drug approval process.  Any significant reduction in the scope of regulatory requirements or the introduction of simplified drug approval procedures could have a material adverse effect on the Company’s business.

Failure to comply with cGMP and other government regulations or delays in obtaining regulatory approval could have a material adverse effect on the Company.

All facilities and manufacturing techniques used for manufacturing products for clinical use or for commercial sale in the U.S. must be operated in conformity with cGMP regulations as required by the FDA and other comparable regulatory authorities in other countries, and for certain products, the Drug Enforcement Agency.  The Company’s facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products.  A finding that the Company had materially violated these requirements could result in regulatory sanctions including, but not limited to, the regulatory agencies, including the FDA, withholding approval of new drug applications or supplements and the denial of entry into the U.S.,  or other countries, of products manufactured at non-compliant foreign facilities, the loss of a customer contract, the disqualification of data for client submissions to regulatory authorities and a mandated closing of the Company’s facilities.  Any such violations would have a material adverse effect on the Company’s business.  Cambrex’s customers are typically subject to the same, or similar, regulations and any such violations or other actions by regulatory agencies, including, but not limited to, plant shutdowns or product recalls that eliminate or reduce the Company’s sale of its products or services could negatively impact the Company’s business.  In addition, the submission of new products to regulatory authorities for approval by the Company or its customers does not guarantee the approval to market the product will be granted.  Each authority may impose its own requirements and/or delay or refuse to grant approval to the Company or customer even when the product has already been approved in another country.

Index

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
____________
(dollars in thousands, except share data)

Index

Item 1B	Unresolved Staff Comments.

None.

Item 2	Properties.

Set forth below is information relating to manufacturing facilities owned by the Company as of December 31, 2010:

Location	Acreage	Operating Subsidiary	Product Lines Manufactured

Charles City, Iowa	57 acres	Cambrex	APIs, Pharmaceutical Intermediates, Imaging
		Charles City, Inc.	Chemicals, Animal Health Products and Fine
Custom Chemicals

Karlskoga, Sweden	42 acres	Cambrex	APIs, Pharmaceutical Intermediates,
		Karlskoga AB	Imaging Chemicals and Fine Custom Chemicals

Paullo (Milan), Italy	13 acres	Cambrex	APIs and Pharmaceutical Intermediates
Profarmaco Milano S.r.l.

The Company leases 10,000 square feet in Tallinn, Estonia which has a lease term ending in May 2014 and leases 6,000 square feet in Wiesbaden, Germany which has a lease term ending in December 2015.  The Company believes its operating facilities to be in good condition, well-maintained and adequate for its current needs.

In December 2007 the Company consolidated its United States R&D activities and small scale API production into its facility in Charles City, Iowa.  As a result of the consolidation, the Company’s New Jersey R&D facility was closed as of December 31, 2008.  The lease expired in December 2010.

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

See "Environmental and Safety Regulations and Proceedings" under Item 1 and Note 20 with respect to various proceedings involving the Company in connection with environmental matters.  The Company is party to a number of other proceedings also discussed in Note 20.

Item 4	[Removed and reserved.]
____________
(dollars in thousands, except share data)

Index

PART II

Item 5	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock, $.10 par value is listed on the New York Stock Exchange (“NYSE”) under the symbol CBM.  The following table sets forth the closing high and low sales price of the common stock as reported on the NYSE:

2010	High	Low

First Quarter	$6.01	$3.68
Second Quarter	4.79	3.15
Third Quarter	4.41	2.91
Fourth Quarter	6.07	4.02

2009	High	Low

First Quarter	$5.24	$1.50
Second Quarter	4.48	2.27
Third Quarter	6.51	3.89
Fourth Quarter	7.17	5.17

As of February 4, 2011, the Company estimates that there were approximately 3,652 beneficial holders of the outstanding common stock of the Company.

The Company has not declared nor paid any cash dividends on its common stock in the last two years and presently intends to retain future earnings, if any, to fund the development and growth of its business.  Therefore, the Company does not anticipate paying cash dividends in the foreseeable future.

2010 Equity Compensation Table

The following table provides information as of December 31, 2010 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

	Column (a)	Column (b)	Column (c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,620,360	$7.43	153,502
Equity compensation plans not approved by security holders	233,433	$8.06	-
Total	1,853,793	$7.51	153,502

The material features of the equity compensation plan under which equity securities are authorized for issuance that was adopted without stockholder approval are described below:
____________
(dollars in thousands, except share data)

Index

2000 Employee Performance Stock Option Plan

The 2000 Employee Stock Option Plan (the “2000 Plan”) was used to fund awards for Non-Executive Employees of the Company.  The 2000 Plan is administered by the Compensation Committee of the Board of Directors, and that Committee may delegate responsibilities to others to assist in administering the 2000 Plan.  The total number of shares of common stock which may be issued on exercise of stock options shall not exceed 500,000 shares, subject to adjustment in accordance with the Plan.  No participant shall be granted options to purchase more than 100,000 shares of common stock in any twelve month period.  The options were priced at fair market value on the date of grant and expire up to 10 years after the date of grant.  If the employment of a participant terminates, other than as a result of death, disability or retirement, all unexercised awards shall be cancelled.  In the event of death, disability or retirement, the options will expire one year from the date of the event.  As of December 31, 2010 there were no shares remaining for future issuance under this plan.

Comparison of Five-Year Cumulative Total Returns

The comparative stock performance graph below compares the five-year cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2005, to the close of the last trading day of 2010, in each of (i) our common stock, (ii) the S&P 500 Index and (iii) S&P 1500 Pharmaceuticals Index. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

The Company’s commercial activities are focused on manufacturing and marketing to customers concentrated in the Life Sciences Industry (including pharmaceutical chemicals and intermediates).  Although the Company’s products are diverse, making it difficult to select a comparative peer group, the Company believes that the S&P 1500 Pharmaceuticals Index is a reasonable, publicly available comparison group for the commercial activities on which it currently focuses.  The S&P 1500 Pharmaceuticals Index is comprised of 18 pharmaceutical companies within the S&P 1500 Composite Index as of December 31, 2010.
____________
(dollars in thousands, except share data)

Index

Item 6	Selected Financial Data.

The following selected consolidated financial data of the Company for each of the five years in the period through December 31, 2010 are derived from the audited financial statements, including all adjustments necessary for discontinued operations presentation.  The consolidated financial statements of the Company as of December 31, 2010 and 2009 and for each of the years in the three year period ended December 31, 2010 and the reports of the independent registered public accounting firm thereon are included elsewhere in this annual report.  In October 2006, the Company sold two businesses and in February 2007 the Company completed the sale of the businesses that comprised the Bioproducts and Biopharma segments (excluding certain liabilities).  As a result, these businesses are being reported as discontinued operations for all periods presented.  The data presented below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Years Ended December 31,
	2010(1)	2009(2)	2008(3)	2007(4)	2006(5)
INCOME DATA:
Gross sales	$226,436	$236,277	$249,618	$252,574	$236,659
Net revenues	226,992	234,550	249,228	252,505	235,073
Gross profit	66,866	70,278	73,743	91,232	83,858
Selling, general and administrative expenses	34,024	35,711	40,521	48,858	58,279
Research and development expenses	10,305	7,929	7,590	12,157	10,813
Restructuring expenses	1,293	-	4,695	6,073	-
Strategic alternative costs	-	-	1,515	31,127	2,958
Merger and acquisition expenses	997	-	-	-	-
Operating profit/(loss)	20,247	26,638	19,422	(6,983)	11,808
Interest expense/(income), net	4,391	4,634	3,668	(485)	5,478
Other expenses/(income), net	596	(641)	754	725	(17)
Equity in losses of partially-owned affiliate	286	-	-	-	-
Income/(loss) before income taxes	14,974	22,645	15,000	(7,223)	6,347
Provision for income taxes	5,665	12,253	7,071	6,288	14,513
Income/(loss) from continuing operations	9,309	10,392	7,929	(13,511)	(8,166)
Income/(loss) from discontinued operations, including gains/(losses) from dispositions, net of tax	338	-	-	222,759	(21,706)
Income/(loss) before cumulative effect of a change in accounting principle	9,647	10,392	7,929	209,248	(29,872)
Cumulative effect of a change in accounting principle	-	-	-	-	(228)
Net income/(loss)	9,647	10,392	7,929	209,248	(30,100)

EARNINGS PER SHARE DATA:
Earnings/(loss) per common share (basic):
Income/(loss) from continuing operations	$0.32	$0.36	$0.27	$(0.47)	$(0.30)
Income/(loss) from discontinued operations, including gains/(losses) from dispositions, net of tax	$0.01	$-	$-	$7.77	$(0.81)
Cumulative effect of a change in accounting principle	$-	$-	$-	$-	$(0.01)
Net income/(loss)	$0.33	$0.36	$0.27	$7.30	$(1.12)
Earnings/(loss) per common share (diluted):
Income/(loss) from continuing operations	$0.32	$0.36	$0.27	$(0.47)	$(0.30)
Income/(loss) from discontinued operations, including gains/(losses) from dispositions, net of tax	$0.01	$-	$-	$7.77	$(0.81)
Cumulative effect of a change in accounting principle	$-	$-	$-	$-	$(0.01)
Net income/(loss)	$0.33	$0.36	$0.27	$7.30	$(1.12)
Weighted average shares outstanding:
Basic	29,361	29,241	29,116	28,683	26,816
Diluted	29,468	29,267	29,161	28,683	26,816
DIVIDENDS PER COMMON SHARE	$-	$-	$-	$14.03	$0.12

____________
(dollars in thousands, except share data)

Index

	Years Ended December 31,
	2010(1)	2009(2)	2008(3)	2007(4)	2006(5)
BALANCE SHEET DATA: (at end of period)
Working capital	$82,146	$94,362	$74,376	$69,148	$117,616
Total assets	351,751	351,515	341,072	373,462	606,376
Long-term debt	115,900	120,800	123,800	101,600	158,600
Total stockholders' equity	107,635	103,270	74,786	102,057	246,646

(1)
Income from continuing operations includes pre-tax charges of $1,293 within operating expenses for certain one-time employee benefits relating to the plan to optimize operations at a manufacturing site to meet industry requirements, $997 within operating expenses for merger and acquisition expenses and $509 within other expenses for currency losses pursuant to the purchase of Zenara.   Income from discontinued operations includes a benefit of $1,652 as a result of the expiration of a contingent liability and charges of $1,144 for environmental remediation, net of insurance proceeds, and $170 for a worker's compensation claim, all related to sites of divested businesses.

(2)	Net income includes tax expense of approximately $5,300 for an estimate of an international tax liability related to a 2003 transaction.

(3)
Net income includes pre-tax charges of $1,515 within operating expenses for costs related to strategic alternatives, $4,695 within operating expenses for restructuring costs and $1,040 within operating expenses related to a former CEO's retirement.

(4)
Loss from continuing operations includes pre-tax charges of $31,127 within operating expenses for the costs related to strategic alternatives, $6,073 within operating expenses for restructuring costs and $841 within interest expense for the write-off of unamortized debt costs.  Income from discontinued operations includes the gain on sale of the businesses that comprised the Bioproducts and Biopharma business segments of $235,489, expense of $4,636 for the Rutherford litigation settlement and expense of $1,000 for an adjustment to an environmental reserve at a Rutherford Business site.

(5)
Loss from continuing operations includes pre-tax charges of $2,958 within operating expenses for external advisor costs related to divestitures, $5,272 within interest expense due to the pre-payment of a portion of the Company’s long-term debt and tax expense of $1,696 related to prior years' returns included in the provision for income taxes.  Loss from discontinued operations includes the loss on the sale of two businesses of $23,244, $2,092 for a goodwill impairment charge and $1,475 for the write-down of an investment in equity securities.

____________
(dollars in thousands, except share data)

Index

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

The Company’s business consists of three manufacturing facilities and one R&D center.  These facilities primarily manufacture pharmaceutical intermediates, APIs and ingredients derived from organic chemistry.  The Company also owns a 51% stake in Zenara Pharma (“Zenara”), a Hyderabad, India based pharmaceutical company with final dosage form manufacturing capabilities, and IEP GmbH (“IEP”), a German-based business that designs and licenses biocatalytic enzymes.

The following significant events, which are explained in detail on the following pages, occurred during 2010:

●
The Company acquired a 51% equity stake in Zenara for approximately $18,900 in November 2010.  Zenara is a pharmaceutical company focused on the formulation of final dosage form products.  Cambrex accounts for its investment in Zenara using the equity method of accounting.

●
In March 2010, the Company completed the acquisition of IEP, a leader in the field of industrial biocatalysis.  IEP offers cost effective customized biocatalytic process development and sales of enzymes to the pharmaceutical industry and was acquired for approximately $6,900 in cash.

●
During 2010, the Company finalized a plan to restructure its operations at a manufacturing site which resulted in a reduction in workforce of 32 employees.  The plan included certain one-time benefits for terminated employees, all of which will be paid in cash.  Costs related to this transaction are recorded on the Company’s income statement under the caption “Restructuring expenses” and totaled $1,293 in 2010.

Sales in 2010 decreased 4.2% to $226,436 from $236,277 in 2009.  The impact from foreign currency exchange was negligible.

The main drivers of the lower sales include declines in products utilizing the Company’s drug delivery technology due to a negotiated contract extension resulting in lower volumes and pricing, two APIs manufactured under long-term supply agreements, one of which is a result of a supply chain disruption at a customer’s facility that has since been resolved and the other due to lower demand by a customer, and lower custom development revenue.  Sales of a feed additive were also lower as a result of exiting the product line.

The Company experienced higher generic API sales due to higher volumes partially offset by competitive pricing.  Sales of controlled substances, which the Company defines as drugs falling under Schedule II of the U.S. Drug Enforcement Agency’s classification system, showed continued growth in 2010.

Gross margins in 2010 decreased slightly to 29.5% from 29.7% in 2009.  Excluding a 0.6% unfavorable impact from foreign currency, gross margins increased to 30.1% in 2010 versus 2009.  Excluding the foreign currency impact, the higher margins are due primarily to favorable product mix, lower production costs, insurance proceeds related to a business interruption claim (+0.7%) and fees related to the cancellation of a supply contract (+0.3%) partially offset by lower pricing during 2010.

One customer, Gyma, a distributor representing multiple customers, accounted for 12.8% of the Company’s 2010 sales.

The Company recorded tax expense of $5,665 in 2010 compared to $12,253 in 2009.   The tax provisions in 2010 and 2009 were affected by the non-recognition of tax benefits in the U.S. where losses are incurred and the Company records valuation allowances against the benefits.  The 2009 tax provision also includes a charge of approximately $5,300 for an estimate of an international tax liability related to a 2003 transaction.

The Company reported income from continuing operations of $9,309, or $0.32 per diluted share in 2010, compared to $10,392, or $0.36 per diluted share in 2009.
____________
(dollars in thousands, except share data)

Index

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

The Company has certain contracts that contain multiple deliverables.  These deliverables often include process development services and commercial production and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and the arrangement includes a general right of return relative to the delivered item, and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The consideration the Company receives is allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price (the relative selling price method).  When applying the relative selling price method, the selling price for each deliverable is determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists; otherwise, third party evidence (“TPE”) of selling price is used.  If neither VSOE nor TPE of selling price exists for a deliverable, the Company uses it best estimate of selling price for that deliverable. Once the accounting units are defined, applicable revenue recognition criteria are applied to each of the separate units.  The above policy is in accordance with the Emerging Issues Task Force guidance on “Revenue Arrangements with Multiple Deliverables.”  The Company elected to early adopt the provisions of this standard, on a prospective basis, for revenue arrangements entered into our materially modified beginning January 1, 2010. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

For contracts that contain milestone-based payments, the Company recognizes revenue using the proportional performance method based on the percentage of costs incurred relative to the total costs estimated to be incurred to complete the contract.  Revenue recognition computed under this methodology is compared to the amount of non-refundable cash payments received or contractually receivable at the reporting date and the lesser of the two amounts is recognized as revenue at each reporting date.  The proportional performance methodology applied by the Company for revenue recognition utilizes an input based measure, specifically labor costs, because the Company believes the use of an input measure is a better surrogate of proportional performance than an output based measure, such as milestones.

Amounts billed in advance are recorded as deferred revenue on the balance sheet. Since payments received are typically non-refundable, the termination of a contract by a customer prior to its completion could result in an immediate recognition of deferred revenue relating to payments already received but not previously recognized as revenue.

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

The Company bills a portion of freight cost incurred on shipments to customers.  Amounts billed to customers are recorded within net revenues.  Freight costs are reflected in cost of goods sold.
____________
(dollars in thousands, except share data)

Index

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

The review of the carrying value of goodwill and indefinite lived intangibles is conducted annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable utilizing a two-step process.  In the first step, the fair value of the reporting units is determined using a discounted cash flow model and compared to the carrying value.  If such analysis indicates that impairment may exist, the Company then estimates the fair value of the other assets and liabilities utilizing appraisals and discounted cash flow analyses to calculate an impairment charge.

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

Environmental and Litigation Contingencies

The Company periodically assesses the potential liabilities related to any lawsuits or claims brought against it.  See Note 20 for a discussion of the Company’s current environmental and litigation matters, reserves recorded and its position with respect to any related uncertainties.  While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that the Company will incur an expense related to a settlement for such matters and whether a reasonable estimation of such probable loss, if any, can be made.  If probable and estimable, the Company accrues for the costs of clean-up, settlements and legal fees.  Given the inherent uncertainty related to the eventual outcome of litigation and environmental matters, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions that the Company may have made with respect to their resolution.

Income Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The recoverability of deferred tax assets is dependent upon the Company’s assessment that it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdictions to utilize the deferred tax assets.  In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax assets, a valuation allowance is recorded.  The Company’s valuation allowances primarily relate to foreign tax credits, alternative minimum tax credits, and other net deferred balances in the U.S., where profitability is uncertain, and NOL carryforwards in foreign jurisdictions with little or no history of generating taxable income or where future profitability is uncertain.

Employee Benefit Plans

The Company provides a range of benefits to certain employees and retired employees, including pensions, post employment benefits and health care benefits.  The Company records annual amounts relating to these plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, turnover rates, and health care cost trend rates.  The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so.  The effect of the modifications is generally recorded and amortized over future periods.  The Company believes that the assumptions utilized for recording obligations under its plans are reasonable.

The discount rate used to measure pension liabilities and costs is selected by projecting cash flows associated with plan obligations which are matched to a yield curve of high quality bonds.  The Company then selects the single rate that produces the same present value as if each cash flow were discounted by the corresponding spot rate on the yield curve.
____________
(dollars in thousands, except share data)

Index

Results of Operations

2010 Compared to 2009

Gross sales for 2010 decreased 4.2% to $226,436 from $236,277 in 2009.  The impact of foreign currency exchange was negligible.

The following table summarizes gross sales by product groups:

	2010	2009

APIs and pharmaceutical intermediates	$203,807	$212,644
Other	22,629	23,633
Total	$226,436	$236,277

Sales of APIs and pharmaceutical intermediates in 2010 of $203,807 were $8,837 or 4.2% below the prior year.  The main drivers of the lower sales include declines in products utilizing the Company’s drug delivery technology due to a negotiated contract extension resulting in lower volumes and pricing, two APIs manufactured under long-term supply agreements, one of which is a result of a supply chain disruption at a customer’s facility that has since been resolved and the other due to lower demand by a customer, and lower custom development revenue.  Increased demand for generic APIs and controlled substances exceeded price declines and positively impacted 2010 as compared to 2009.

Other sales in 2010 of $22,629 were $1,004 or 4.2% below the prior year.  The decrease in sales is due primarily to lower sales of a feed additive product line that the Company previously exited partially offset by higher sales of specialty additives.

Gross profit in 2010 was $66,866 compared to $70,278 in 2009.  Gross margins in 2010 decreased slightly to 29.5% compared to 29.7% in 2009.  Excluding a 0.6% unfavorable impact from foreign currency, gross margins increased to 30.1%.  Excluding the foreign currency impact, the higher margins are due primarily to favorable product mix, lower productions costs, insurance proceeds related to a business interruption claim (+0.7%) and fees related to the cancellation of a supply contract (+0.3%) partially offset by lower pricing during 2010.

Selling, general and administrative expenses of $34,024 or 15.0% of gross sales in 2010 decreased from $35,711 or 15.1% in 2009.  This decrease is due primarily to lower legal fees (approximately $1,600), insurance premiums (approximately $1,000) and bonus expense (approximately $800) partially offset by a one-time benefit from terminating the postretirement employee benefit plan in 2009 (approximately $1,200) and bad debt expense (approximately $600).

Research and development expenses of $10,305 were 4.6% of gross sales in 2010, compared to $7,929 or 3.4% of gross sales in 2009.  The increase is primarily due to the March 2010 acquisition of IEP (approximately $1,550) and reduced utilization of certain R&D personnel on revenue-generating custom development projects resulting in these costs being expensed rather than absorbed into cost of sales.

During 2010, the Company finalized a plan to restructure its operations at a manufacturing site which resulted in a reduction in workforce of 32 employees.  The plan included certain one-time benefits for terminated employees, all of which will be paid in cash.  Costs related to this transaction are recorded on the Company’s income statement under the caption “Restructuring expenses” and totaled $1,293 in 2010.
____________
(dollars in thousands, except share data)

Index

Operating profit was $20,247 in 2010 compared to $26,638 in 2009.  The decrease is due to lower gross profit, higher R&D expense, restructuring costs and merger and acquisition expenses partially offset by lower selling, general and administrative expenses discussed above.  The 2010 results include restructuring costs and merger and acquisition expenses of $1,293 and $997, respectively.

Net interest expense was $4,391 in 2010 compared to $4,634 in 2009.  This decrease is due primarily to lower average debt balances, lower interest rates and the Company’s interest rate swaps maturing in October 2010 partially offset by lower capitalized interest due to the completion of a large capital project in 2009.  Average interest rates were 3.3% and 3.8% in 2010 and 2009, respectively.

In November 2010, the Company acquired a 51% equity stake in Zenara for approximately $18,900.  Zenara is a Hyderabad, India based pharmaceutical company focused on the formulation of final dosage form products.  Pursuant to the stock purchase agreement, Cambrex will acquire the remaining 49% in early 2016 at a value to be determined using a weighted combination of a multiple of 2015 EBITDA and cumulative EBITDA for the years 2011 through 2015, adjusted for Zenara’s net debt or net cash position, as recorded under Indian GAAP.  Cambrex accounts for its investment in Zenara using the equity method of accounting.

The impact of its ownership stake in Zenara was a loss of $286 in 2010 and is located within “Other expenses/(income)” as “Equity in losses of partially-owned affiliate” in the income statement.

The Company recorded tax expense of $5,665 in 2010 compared to $12,253 in 2009.  The tax expense for 2010 and 2009 includes a benefit of $1,799 and a charge of $103 for changes in valuation allowances, respectively, to offset expense and benefit generated from domestic income and losses, tax credits, and losses in certain foreign jurisdictions.  These valuation allowances result from the Company’s recent history of domestic and certain foreign losses and its short-term projections for losses in the relative jurisdictions.  Since 2003, the Company has maintained a full valuation allowance on the tax benefits arising from domestic pre-tax losses.

The Company will continue to record a full valuation allowance, primarily on its domestic net deferred tax assets and indefinite-lived intangibles, until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred tax assets would be realized.  If the Company continues to report pre-tax losses in the United States and certain foreign jurisdictions, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits.  The carryforward periods for domestic federal foreign tax credits, research and experimentation tax credits and alternative minimum tax credits are 10 years, 20 years and an indefinite period, respectively.  As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

In 2009, the Company’s Italian subsidiary was examined by the Italian tax authorities, who challenged the business purpose of the deductibility of certain intercompany transactions from 2003.  In the fourth quarter of 2009, the tax authorities notified the Company that they disagreed with the Company’s responses to their formal assessments.  In the first quarter of 2010, the Company filed a response with the tax authorities and is prepared to litigate the matter.  The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes its reserves are adequate.

Income from continuing operations in 2010 was $9,309, or $0.32 per diluted share, versus $10,392, or $0.36 per diluted share in 2009.

2009 Compared to 2008

Gross sales for 2009 decreased 5.3% to $236,277 from $249,618 in 2008.  Gross sales were unfavorably impacted in 2009 by 4.1% due to strength in the U.S. dollar primarily versus the Euro and Swedish krona.
____________
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

Other sales in 2009 of $23,633 were $5,263 or 18.2% below the prior year.  Excluding the unfavorable impact due to foreign exchange, these sales were down 14.9%.  The decrease in sales is due primarily to lower sales of a feed additive product line that the Company previously exited and lower sales of specialty additives.

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

Strategic alternative costs for 2008 were $1,515, consisting of costs associated with a project to streamline the Company’s legal entity structure, change-in-control benefits and costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the 2007 divestiture of the businesses that comprised the Bioproducts and Biopharma segments.

Operating profit was $26,638 in 2009 compared to $19,422 in 2008.  The increase is due to lower strategic alternative and restructuring costs and lower spending as discussed above, partially offset by lower gross profit.  The 2008 results include strategic alternative and restructuring costs of $1,515 and $4,695, respectively.

Net interest expense was $4,634 in 2009 compared to $3,668 in 2008.  This increase is due primarily to lower capitalized interest of $1,355 due to the completion of a large capital project and lower interest income as a result of lower interest rates.  The increase was partially offset by lower interest expense on the Company’s debt as a result of lower average interest rates partially offset by higher average debt.  The average interest rates were 3.8% and 4.9% in 2009 and 2008, respectively.

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
____________
(dollars in thousands, except share data)

Index

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

Liquidity and Capital Resources

During 2010, cash and cash equivalents on hand decreased $22,751 to $29,614. This decrease is primarily a result of the IEP and Zenara acquisitions which reduced cash by $27,204.  The year over year strength in the U.S. dollar unfavorably impacted the translated cash balances by $2,029.  During 2010, cash flows from operations provided $23,284, compared to $34,392 in the same period a year ago.  Cash flows from operations in 2010 compared to 2009 were unfavorably impacted by the timing of sales at the end of each year with higher late-year sales in the fourth quarter of 2010 resulting in higher receivable balances and increased inventory production partially offset by cash payments required in 2009 related to change-in-control and restructuring payments.  Cash flows used in financing activities in 2010 of $4,954 mainly reflect the pay down of debt.

In April 2007, the Company entered into a $200,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”) which expires in April 2012.  The Company pays interest on this Credit Facility at LIBOR plus 1.25% - 2.00% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios.  The Company was in compliance with all financial covenants at December 31, 2010.  The Credit Facility is collateralized by dividend and distribution rights associated with a pledge of a portion of stock that the Company owns in a foreign holding company. This foreign holding company owns a majority of the Company's non-U.S. operating subsidiaries.  As of December 31, 2010, there was $115,900 outstanding on this Credit Facility.

The 2010 and 2009 weighted average interest rates for long-term bank debt were 3.3% and 3.8%, respectively.

In November 2010, the Company purchased a 51% equity stake in Zenara for approximately $18,900 and is required to purchase the remaining 49% in 2016 based upon a formula derived from Zenara’s future EBITDA.  The Company may, at its option, purchase the remaining equity in cash or a combination of cash and up to 50% of the consideration in Cambrex stock.
____________
(dollars in thousands, except share data)

Index

To the extent that Zenara has significant EBITDA over the next five years, substantial consideration will be required to purchase the remaining 49%.  A large cash payment could require borrowing under our Credit Facility and, because our Credit Facility will need to be refinanced prior to its expiration in April 2012, there is no guarantee that the Company’s future credit arrangements will facilitate the future purchase of the remaining 49% in 2016. The uncertainty regarding the amount of consideration required for the 2016 buyout of the 49% may impact our future borrowing ability, result in higher interest expense, or possibly result in difficulty securing any credit arrangements in the future.  Additionally, issuance of any stock to satisfy a portion of this obligation could have a dilutive effect on holders of our common stock.  In the event that Cambrex is unable to compensate the 49% equity holder for its shares in 2016, the 49% shareholder has certain rights, including the right to force a sale of Zenara to a third party to secure their payment.

For 2011, capital expenditures are expected to be approximately $14,000 to $17,000.

Contractual Obligations

At December 31, 2010, the Company’s contractual obligations with initial or remaining terms in excess of one year were as follows:

	Total	2011	2012	2013	2014	2015	2016+

Long term debt	$115,900	$-	$115,900	$-	$-	$-	$-
Interest on debt	3,095	2,321	774	-	-	-	-
Operating leases	4,212	803	620	581	519	480	1,209
Purchase obligations	6,794	5,574	698	522	-	-	-
Contractual cash obligations	$130,001	$8,698	$117,992	$1,103	$519	$480	$1,209

In addition to the contractual obligations listed above, the Company expects to contribute approximately $5,250 in cash to its U.S. defined-benefit pension plan in 2010.  The Company believes it is possible that a similar amount of pension contributions could be required in 2012.  For the unfunded SERP and international pension plans the Company expects to make benefit payments of approximately $1,400 in 2011 and similar amounts in 2012 through 2015.  See Note 17 for details on the Company’s unfunded balance related to its pension plans.  Also not included in the table above is $6,537 of uncertain tax positions due to uncertainties surrounding the timing of the obligation.  See Note 10.  The Company also may be required to make cash payments to remediate certain environmental sites at unknown future periods as discussed in Note 20.

The Company anticipates that it will need to replace its expiring credit facility before April 2012.  The terms and conditions, including the size, duration and cost of any new facility cannot be determined at this time.  See Notes 11, 17, 19 and 20 for additional information regarding the Company’s pension plans, debt and other commitments.

As disclosed above the Company has an obligation to purchase the remaining 49% of Zenara in 2016 at a price determined by future performance of that entity.

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
____________
(dollars in thousands, except share data)

Index

Market Risks

Currency Risk Management

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by international operations which are primarily denominated in the U.S. dollar, Euro and Swedish krona.  The Company currently uses foreign currency exchange forward contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's local operating results. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations.  The notional amount of these contracts as of December 31, 2010 was $19,094.  Unrealized foreign exchange contract losses do not subject the Company's actual results to risk as gains or losses on these contracts are undertaken to offset gains or losses on the transactions that are hedged.  The foreign exchange contracts have varying maturities with none exceeding twelve months.

With respect to the contracts outstanding at December 31, 2010, a 10% fluctuation of the local currency over a one-year period would cause $1,900 pre-tax earnings to be at risk. This is based on the notional amount of the contracts, adjusted for unrealized gains and losses, of $18,995. These calculations do not include the impact of exchange gains or losses on the underlying positions that would offset the gains and losses of the derivative instruments.

Interest Rate Management

The Company previously employed a plan to mitigate interest rate risk by entering into interest rate swap agreements to convert floating rates to fixed interest rates.  During 2010, the Company had three interest rate swaps in place with an aggregate notional value of $60,000, at an average fixed rate of 4.48%.  These interest rate swaps matured in October 2010.  Interest expense related to these swaps totaled $2,080 for the year ended December 31, 2010.  At December 31, 2010, the Company did not have any interest rate swaps outstanding.

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

Environmental

In connection with laws and regulations pertaining to the protection of the environment, the Company and its subsidiaries are a party to several environmental proceedings and remediation investigations and cleanups and, along with other companies, have been named a PRP for certain waste disposal sites ("Superfund sites").  Additionally, the Company has retained the liability for certain environmental proceedings associated with discontinued operations.

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
____________
(dollars in thousands, except share data)

Index

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of sites not owned by the Company and the Company's current and former operating sites.  These accruals were $7,017 and $6,163 at December 31, 2010 and 2009, respectively.  The increase in the accrual includes adjustments to reserves of $1,375, of which $1,247 was included in discontinued operations, and the impact of currency of $89 partially offset by payments of $610.  The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available.  Based upon available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where full remediation costs may not be estimable at the reporting date.  Given the uncertainties regarding the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of its recorded liabilities.

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

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and a proposed remediation plan to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP subsequently rejected the remediation plan and requested additional investigative work at the site and that work is on-going.  The reserve was $1,094 at December 31, 2010 which was based on the initial remedial action plan.  The results of the additional investigative work may impact the remediation plan and costs.

Additionally, the Company has recorded a liability of $895 for the Cosan Carlstadt, New Jersey site based on the investigations completed to date and the proposed remediation plan submitted to the NJDEP for its approval. The NJDEP has subsequently required the Company to perform additional investigative work prior to approval of the remediation plan.  The results of this additional investigative work may impact the remediation plan and costs.  The NJDEP has advised the Company that the site will be placed in the NJDEP’s private oversight program.  Under the program the Company will be required to implement a remediation plan in 2012.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former operating subsidiaries of the Company are considered PRPs at the Berry’s Creek Superfund Site in New Jersey.  The operating companies are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek Site.  The Company has joined the group of PRPs and filed a response to the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek Site.  The PRPs have engaged consultants to evaluate investigation and remedial alternatives and develop a method to allocate related costs among the PRPs.  As of December 31, 2010, the Company’s reserve was $111 to cover the initial phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is ongoing and at this time it is too early to predict the extent of any additional liabilities.

Maybrook and Harriman Sites

The Company’s Nepera, Inc. subsidiary (“Nepera”) is named a PRP of the Maybrook Site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986.  The USEPA also issued the Company a Notice of Potential Liability and the Company signed a Consent Decree to complete the Record of Decision (“ROD”) and has provided the USEPA with appropriate financial assurance to guarantee the obligation under the Consent Decree.  The PRPs intend to begin to implement remedial action at this site in 2011.
____________
(dollars in thousands, except share data)

Index

Nepera is also named a responsible party of its former Harriman, New York production facility by the New York State Department of Environmental Conservation.  A final ROD was issued which describes the remediation plan for the site.  Implementation of the ROD is on-going.

As of December 31, 2010, the reserve recorded by the Company for Nepera was $2,050 and represents the Company’s best estimate to complete both RODs.

Scientific Chemical Processing (“SCP”) Superfund Site

Nepera was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, in the early 1980’s along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from Nepera.  The PRPs are in the process of implementing a final remedy for soil and groundwater contamination at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion).   For over a decade, the remediation has been funded by de minimus settlements and by the insurers of the SCP Superfund site’s owners and operators.  However, due to an unexpected increase in remediation costs at the site and costs to contribute to the Berry’s Creek investigation, the PRP group has recently approved the assessment of an additional cash contribution by the PRP group.  While the Company disputes the methodology used by the PRP group to arrive at its allocation for the cash contribution, the Company has paid the initial funding request and has established a reserve for the remaining allocation in the amount of $261.

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
____________
(dollars in thousands, except share data)

Index

Litigation and Other Matters

Lorazepam and Clorazepate

In 1998, the Company and a subsidiary were named as defendants along with Mylan Laboratories, Inc. (“Mylan”) and Gyma in a proceeding instituted by the Federal Trade Commission in the United States District Court for the District of Columbia (the “District Court”).  Suits were also commenced by several State Attorneys’ General and class action complaints by private plaintiffs in various state courts.  The suits alleged violations of the Federal Trade Commission Act arising from exclusive license agreements between the Company and Mylan covering two APIs (Lorazepam and Clorazepate).

All cases have been resolved except for one brought by four health care insurers. In the remaining case the District Court entered judgment after trial in 2008 against Mylan, Gyma and Cambrex in the amount of $8,355, payable jointly and severally, and also a punitive damage award against each defendant in the amount of $16,709.  In addition, the District Court ruled that the defendants were subject to a total of approximately $7,000 in prejudgment interest.  In January 2011, the Court of Appeals ruled that certain plaintiffs did not have the diversity jurisdiction needed to bring an action in federal court and remanded the case to the district court solely to determine which parties were properly before the court and to what extent the removal of certain parties from the case that do not meet jurisdictional requirements may affect damages. The Court of Appeals further declined to issue an opinion with respect to the merits of Mylan, Gyma and Cambrex’s objections to the jury’s damage award until such time as the jurisdiction issue is resolved by the district court.

Cambrex paid $12,415 in exchange for a release from Mylan and full indemnity in 2003 against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to the ongoing matter.  In the event of a final settlement or final judgment, Cambrex expects any payment required by the Company to be made by Mylan under the indemnity described above.

Other

The Company has commitments incident to the ordinary course of business including corporate guarantees of certain subsidiary obligations to the Company’s lenders related to financial assurance obligations under certain environmental laws for remediation; closure and third party liability requirements of certain of its subsidiaries and a former operating location; contract provisions for indemnification protecting its customers and suppliers against third party liability for the manufacture and sale of Company’s products that fail to meet product warranties and contract provisions for indemnification protecting licensees against intellectual property infringement related to licensed Company technology or processes.

Additionally, as permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's, director's or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that covers a portion of any potential exposure.  The Company currently believes the estimated fair value of its indemnification agreements is not material based on currently available information, and as such, the Company had no liabilities recorded for these agreements as of December 31, 2010.

Cambrex's subsidiaries are party to a number of other proceedings that are not considered material at this time.

Index

Impact of Recent Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements.”  This statement requires new disclosures and clarifies some existing disclosure requirements about fair value measurement.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The effect of adopting this pronouncement will not have an impact on the Company’s financial position or results of operations.

Revenue Arrangements with Multiple Deliverables

In September 2009, the Emerging Issues Task Force (“EITF”) issued “Revenue Arrangements with Multiple Deliverables.”  This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  This issue eliminates the use of the residual value method for determining allocation of arrangement consideration and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence cannot be determined.  This issue also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this issue.  In addition, for each reporting period in the initial year of adoption, this issue requires disclosure of the amount of revenue recognized subject to the measurement requirements of this issue and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements of previous guidance.  The Company elected to early adopt the provisions of this standard on a prospective basis, for revenue arrangements entered into or materially modified beginning January 1, 2010.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Revenue Arrangements with Multiple Deliverables

In April 2010, the EITF issued “Revenue Recognition – Milestone Method.” This issue provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This issue is effective on a prospective basis for milestones achieved in fiscal years beginning after June 15, 2010.  The Company is currently evaluating the potential impact of this issue.
____________
(dollars in thousands, except share data)

Index

Item 7a	Quantitative and Qualitative Disclosures about Market Risk.

The information required in this section can be found in the “Market Risks” section of Item 7 on page 31 of this Form 10-K.
____________
(dollars in thousands, except share data)

Index

Item 8	Financial Statements and Supplementary Data.

The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

The financial statement schedules are filed pursuant to Item 15 of this report.
____________
(dollars in thousands, except share data)

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cambrex Corporation,

We have audited the accompanying consolidated balance sheets of Cambrex Corporation as of December 31, 2010 and 2009 and the related consolidated income statements, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambrex Corporation at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cambrex Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 11, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Woodbridge, NJ
February 11, 2011

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cambrex Corporation,

We have audited Cambrex Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cambrex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cambrex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cambrex Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 11, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA LLP

Woodbridge, NJ
February 11, 2011

Index

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$29,614	$52,365
Trade receivables, less allowances of $1,083 and $627 at respective dates	39,025	32,025
Inventories, net	61,408	58,369
Prepaid expenses and other current assets	5,082	6,654
Total current assets	135,129	149,413
Property, plant and equipment, net	150,483	161,149
Goodwill	37,694	36,360
Intangible assets, net	4,687	-
Investment in partially-owned affiliate	19,709	-
Other non-current assets	4,049	4,593
Total assets	$351,751	$351,515
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,480	$17,038
Accrued expense and other current liabilities	33,503	38,013
Total current liabilities	52,983	55,051
Long-term debt	115,900	120,800
Deferred income tax	17,893	17,305
Accrued pension and postretirement benefits	43,921	40,963
Other non-current liabilities	13,419	14,126
Total liabilities	244,116	248,245
Commitments and contingencies (see Notes 19 and 20)
Stockholders' equity:
Common Stock, $.10 par value; authorized 100,000,000 issued 31,409,638 and 31,408,778 shares at respective dates	3,140	3,140
Additional paid-in capital	101,271	100,497
Retained earnings	31,992	22,345
Treasury stock, at cost, 1,978,533 and 2,121,372 shares at respective dates	(16,876)	(18,109)
Accumulated other comprehensive loss	(11,892)	(4,603)
Total stockholders' equity	107,635	103,270
Total liabilities and stockholders' equity	$351,751	$351,515

See accompanying notes to consolidated financial statements.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(dollars in thousands, except share data)

	Years Ended December 31,
	2010	2009	2008

Gross Sales	$226,436	$236,277	$249,618
Commissions, allowances and rebates	1,545	1,402	2,099
Net sales	224,891	234,875	247,519
Other revenues	2,101	(325)	1,709
Net revenues	226,992	234,550	249,228
Cost of goods sold	160,126	164,272	175,485
Gross profit	66,866	70,278	73,743

Selling, general and administrative expenses	34,024	35,711	40,521
Research and development expenses	10,305	7,929	7,590
Restructuring expenses	1,293	-	4,695
Strategic alternative costs	-	-	1,515
Merger and acquisition expenses	997	-	-
Operating profit	20,247	26,638	19,422
Other expenses/(income)
Interest expense, net	4,391	4,634	3,668
Other expenses/(income), net	596	(641)	754
Equity in losses of partially-owned affiliate	286	-	-
Income before income taxes	14,974	22,645	15,000
Provision for income taxes	5,665	12,253	7,071
Income from continuing operations	9,309	10,392	7,929
Income from discontinued operations, net of tax	338	-	-
Net income	$9,647	$10,392	$7,929
Basic earnings per share
Income from continuing operations	$0.32	$0.36	$0.27
Income from discontinued operations, net of tax	$0.01	$-	$-
Net income	$0.33	$0.36	$0.27
Diluted earnings per share
Income from continuing operations	$0.32	$0.36	$0.27
Income from discontinued operations, net of tax	$0.01	$-	$-
Net income	$0.33	$0.36	$0.27
Weighted average shares outstanding:
Basic weighted average shares outstanding	29,361	29,241	29,116
Effect of dilutive stock options and restricted stock	107	26	45
Diluted weighted average shares outstanding	29,468	29,267	29,161

See accompanying notes to consolidated financial statements.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share data)

	Common Stock
	Shares Issued	Par Value ($.10)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Comprehensive (Loss)/Gain	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2007	31,399,700	$3,140	$98,793	$4,031	$(20,386)		$16,479	$102,057
Comprehensive loss
Net income				7,929		7,929		7,929
Other comprehensive loss
Foreign currency translation adjustment						(16,830)
Unrealized losses on hedging contracts, net of tax of $322						(2,962)
Pensions, net of tax of $145						(17,868)
Other comprehensive loss						(37,660)	(37,660)	(37,660)
Total comprehensive loss						$(29,731)
Purchase of treasury stock					(50)			(50)
Exercise of stock options	2,301		18					18
Deferred compensation	4,777		59		170			229
Vested restricted stock			(1,252)		1,252			-
Stock option modification			102					102
Stock option expense			582					582
Restricted stock expense			1,545					1,545
Performance stock expense			34					34
Balance at December 31, 2008	31,406,778	$3,140	$99,881	$11,960	$(19,014)		$(21,181)	$74,786
Comprehensive income
Net income				10,392		10,392		10,392
Other comprehensive income
Foreign currency translation adjustment						9,819
Unrealized gains on hedging contracts, net of tax of $304						2,450
Pensions, net of tax of $204						4,309
Other comprehensive income						16,578	16,578	16,578
Total comprehensive income						$26,970
Adjustment to cash dividend on restricted stock.				(7)				(7)
Purchase of treasury stock					(25)			(25)
Exercise of stock options	2,000		9					9
Deferred compensation			(102)		264			162
Vested restricted stock			(666)		666			-
Stock option modification			94					94
Stock option expense			554					554
Restricted stock expense			658					658
Performance stock expense			69					69
Balance at December 31, 2009	31,408,778	$3,140	$100,497	$22,345	$(18,109)		$(4,603)	$103,270
Comprehensive income
Net income				9,647		9,647		9,647
Other comprehensive income
Foreign currency translation adjustment						(7,417)
Unrealized gains on hedging contracts, net of tax benefit of $114						1,741
Pensions, net of tax benefit of $1						(1,613)
Other comprehensive loss						(7,289)	(7,289)	(7,289)
Total comprehensive income						$2,358
Purchase of treasury stock					(33)			(33)
Deferred compensation			(96)		262			166
Vested restricted stock	860		(1,004)		1,004			-
Stock option modification			52					52
Stock option expense			1,020					1,020
Restricted stock expense			645					645
Performance stock expense			157					157
Balance at December 31, 2010	31,409,638	$3,140	$101,271	$31,992	$(16,876)		$(11,892)	$107,635

See accompanying notes to consolidated financial statements.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$9,647	$10,392	$7,929
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	21,828	20,505	21,055
Increase in inventory reserve	1,719	4,196	2,916
Allowance for doubtful accounts	479	(191)	600
Stock based compensation included in net income	1,822	1,281	1,967
Deferred income tax provision	(1,165)	(287)	(23)
Strategic alternative and restructuring charges	870	-	2,987
Equity in losses of partially-owned affiliate	286	-	-
Stock option modification	52	94	102
Foreign tax reserve	-	5,330	-
Other	245	(259)	1,284
Changes in assets and liabilities:
Trade receivables	(7,148)	5,930	5,547
Inventories	(4,925)	712	(8,612)
Prepaid expenses and other current assets	1,357	2,083	7,264
Accounts payable and other current liabilities	(938)	(13,038)	(36,509)
Other non-current assets and liabilities	(374)	(2,356)	(1,518)
Discontinued operations:
Adjustments to reconcile discontinued operations to cash flows	(471)	-	-
Net cash provided by operating activities	23,284	34,392	4,989

Cash flows from investing activities:
Capital expenditures	(12,637)	(12,587)	(29,378)
Acquisition of business and equity investment, net of cash acquired	(25,249)	-	(1,271)
Capital invested in partially-owned affiliate	(1,148)	-	-
Other investing activities	(18)	67	12
Net cash used in investing activities	(39,052)	(12,520)	(30,637)

Cash flows from financing activities:
Dividends and return of capital	-	(889)	-
Long-term debt activity (including current portion):
Borrowings	33,200	23,600	61,600
Repayments	(38,100)	(26,600)	(39,458)
Proceeds from stock options exercised	-	9	18
Other financing activities	(54)	(48)	(50)
Net cash (used in)/provided by financing activities	(4,954)	(3,928)	22,110

Effect of exchange rate changes on cash and cash equivalents	(2,029)	1,881	(2,410)
Net (decrease)/increase in cash and cash equivalents	(22,751)	19,825	(5,948)
Cash and cash equivalents at beginning of year	52,365	32,540	38,488
Cash and cash equivalents at end of year	$29,614	$52,365	$32,540

Supplemental disclosure:
Interest paid, net of capitalized interest	$4,328	$4,906	$4,126
Income taxes paid	$5,398	$9,617	$10,342

See accompanying notes to consolidated financial statements.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

(1)	The Company

Cambrex Corporation and Subsidiaries (the “Company” or “Cambrex”) primarily provides products and services worldwide to pharmaceutical companies and generic drug companies.  The Company is dedicated to accelerating its customers' drug discovery, development and manufacturing processes for human therapeutics.  The Company’s products consist of active pharmaceutical ingredients (“APIs”) and pharmaceutical intermediates produced under Food and Drug Administration current Good Manufacturing Practices for use in the production of prescription and over-the-counter drug products and other fine custom chemicals derived from organic chemistry.  Cambrex has three operating segments, which are manufacturing facilities, that have been aggregated as one reportable segment.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Equity investments in which the Company exercises significant influence but does not control, are accounted for using the equity method.  The Company’s share of its equity method investees’ earnings or losses are included in “Other expenses/(income)” in the accompanying income statements. The Company eliminates its pro rata share of gross profit on sales to/from its equity method investees for assets still remaining in inventory at the end of the reporting period.  All other significant inter-company balances and transactions have been eliminated in consolidation.

Cash Equivalents

Temporary cash investments with an original maturity of less than three months are considered cash equivalents.  The carrying amounts approximate fair value.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts relating to estimated losses resulting from customers being unable to make required payments.  Allowances for doubtful accounts are based on historical experience and known factors regarding specific customers and the industries in which those customers operate.  If the financial condition of the Company’s customers were to deteriorate, resulting in their ability to make payments being impaired, additional allowances would be required.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion throughout the world.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(2)	Summary of Significant Accounting Policies (continued)

Derivative Instruments

Derivative financial instruments are used by the Company primarily for hedging purposes to mitigate a variety of working capital, investment and borrowing risks.  The Company primarily uses foreign currency forward contracts to minimize foreign currency exchange rate risk associated with foreign currency transactions.  Gains and losses on these hedging transactions are generally recorded in earnings in the same period as they are realized, which is usually the same period as the settlement of the underlying transactions.  The Company occasionally uses interest rate swap instruments only as hedges or as an integral part of borrowing.  As such, the differential to be paid or received in connection with these instruments is accrued and recognized in income as an adjustment to interest expense.

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

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in costs of goods sold or operating expenses.  Interest is capitalized in connection with the construction and acquisition of assets that are capitalized over longer periods of time for larger amounts.  The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset’s estimated useful life.  Total interest capitalized in connection with ongoing construction activities in 2010, 2009 and 2008 amounted to $41, $677 and $2,032, respectively.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(2)	Summary of Significant Accounting Policies (continued)

Impairment of Goodwill

The Company reviews the carrying value of goodwill to determine whether impairment may exist on an annual basis or whenever it has reason to believe goodwill may not be recoverable.  The annual impairment test of goodwill is performed during the fourth quarter of each fiscal year. The Company did not have a goodwill impairment for any of the years presented.

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

The Company has certain contracts that contain multiple deliverables.  These deliverables often include process development services and commercial production and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and the arrangement includes a general right of return relative to the delivered item, and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.  The consideration the Company receives is allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price (the relative selling price method).  When applying the relative selling price method, the selling price for each deliverable is determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists; otherwise, third party evidence (“TPE”) of selling price is used.  If neither VSOE nor TPE of selling price exists for a deliverable, the Company uses it best estimate of selling price for that deliverable. Once the accounting units are defined, applicable revenue recognition criteria are applied to each of the separate units.  The above policy is in accordance with the Emerging Issues Task Force (“EITF”) guidance on “Revenue Arrangements with Multiple Deliverables.”  The Company elected to early adopt the provisions of this standard, on a prospective basis, for revenue arrangements entered into or materially modified beginning January 1, 2010.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(2)	Summary of Significant Accounting Policies (continued)

For contracts that contain milestone-based payments, the Company recognizes revenue using the proportional performance method based on the percentage of costs incurred relative to the total costs estimated to be incurred to complete the contract.  Revenue recognition computed under this methodology is compared to the amount of non-refundable cash payments received or contractually receivable at the reporting date and the lesser of the two amounts is recognized as revenue at each reporting date.  The proportional performance methodology applied by the Company for revenue recognition utilizes an input based measure, specifically labor costs, because the Company believes the use of an input measure is a better surrogate of proportional performance than an output based measure, such as milestones.

Amounts billed in advance are recorded as deferred revenue on the balance sheet. Since payments received are typically but non-refundable, the termination of a contract by a customer prior to its completion could result in an immediate recognition of deferred revenue relating to payments already received but not previously recognized as revenue.

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

The Company bills a portion of freight cost incurred on shipments to customers.  Amounts billed to customers are recorded within net revenues.  Freight costs are reflected in cost of goods sold.

Income Taxes

The Company and its eligible subsidiaries file a consolidated U.S. income tax return.  Certain subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. income tax return.  Cambrex has not provided U.S. federal income and withholding taxes on its undistributed earnings from foreign operations as of December 31, 2010 because it intends to reinvest such earnings indefinitely outside of the United States.  If Cambrex were to distribute these earnings, it is anticipated that foreign tax credits would be available under current law to significantly reduce or eliminate the resulting U.S. income tax liability.  Determination of the amount of unrecognized deferred tax related to these earnings is not practical.

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

Foreign Currency

The functional currency of the Company's foreign subsidiaries is the applicable local currency.  The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year.  Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated.  Gains or losses relating to transactions of a long-term investment nature are accumulated in stockholders' equity.  Gains or losses resulting from third-party foreign currency transactions are included in the results of operations as a component of other revenues in the consolidated income statement.  Foreign currency net transaction (losses)/gains were ($113), ($1,006) and $1,183 in 2010, 2009 and 2008, respectively.

Earnings per Common Share

All diluted earnings per share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options and restricted stock units, using the treasury stock method.

For the years ended December 31, 2010, 2009 and 2008, shares of 1,866,270, 2,106,556, and 1,648,193, respectively, were not included in the calculation of diluted shares outstanding because the effect would be anti-dilutive.

Comprehensive Loss

Included within accumulated other comprehensive loss for the Company are; foreign currency translation adjustments, changes in the fair value related to derivative instruments classified as cash flow hedges, net of related tax and changes in the pensions, net of tax.  Total comprehensive loss for the years ended December 31, 2010 and 2009 are included in the statements of stockholders’ equity.

The components of accumulated other comprehensive loss in stockholders’ equity are as follows:

	2010	2009

Foreign currency translation	$8,612	$16,029
Unrealized loss on hedging contracts, net of tax	(65)	(1,806)
Pensions, net of tax	(20,439)	(18,826)
Total	$(11,892)	$(4,603)

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(3)	Impact of Recently Issued Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements.”  This statement requires new disclosures and clarifies some existing disclosure requirements about fair value measurement.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The effect of adopting this pronouncement will not have an impact on the Company’s financial position or results of operations.

Revenue Arrangements with Multiple Deliverables

In September 2009, the EITF issued “Revenue Arrangements with Multiple Deliverables.”  This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  This issue eliminates the use of the residual value method for determining allocation of arrangement consideration and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence cannot be determined.  This issue also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this issue.  In addition, for each reporting period in the initial year of adoption, this issue requires disclosure of the amount of revenue recognized subject to the measurement requirements of this issue and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements of previous guidance.  The Company elected to early adopt the provisions of this standard, on a prospective basis, for revenue arrangements entered into or materially modified beginning January 1, 2010.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Revenue Recognition – Milestone Method

In April 2010, the EITF issued “Revenue Recognition – Milestone Method.” This issue provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  This issue is effective on a prospective basis for milestones achieved in fiscal years beginning after June 15, 2010.  The Company is currently evaluating the potential impact of this issue.

(4)	Acquisitions

In March 2010, the Company completed the acquisition of IEP GmbH (“IEP”), a company in Wiesbaden, Germany that is a leader in the field of industrial biocatalysis.  IEP offers cost effective customized biocatalytic process development and sales of enzymes to the pharmaceutical industry and was acquired for approximately $6,900 in cash.  As a result of purchase accounting related to this acquisition the Company recorded approximately $3,500 to goodwill and approximately $4,900 in amortizable intangible assets.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
 (dollars in thousands, except share data)

(4)	Acquisitions (continued)

In November 2010, the Company acquired a 51% equity stake in Zenara Pharma (“Zenara”) for approximately $18,900.  Zenara is a Hyderabad, India based pharmaceutical company focused on the formulation of final dosage form products.  Pursuant to the stock purchase agreement, Cambrex will acquire the remaining 49% in early 2016 at a value to be determined using a weighted combination of a multiple of 2015 earnings before interest, taxes, depreciation and amortization (“EBITDA”) and cumulative EBITDA for the years 2011 through 2015, adjusted for Zenara’s net debt or net cash position, as recorded under Indian GAAP.

Under current U.S. GAAP, the Company does not consolidate the results of Zenara as it does not meet the requirements of having control over the entity.  The contractual arrangement includes substantial participating rights for the 49% interest holder.  These rights were bargained for by the 49% interest holder to ensure all significant transactions, as defined in the agreement, require a unanimous vote.  Furthermore, the 49% minority owner will handle all daily operations of the business including all aspects of employee relations at the site.  Therefore, the Company accounts for this investment under the equity method of accounting.

Summary financial information for IEP and Zenara have not been provided as it is not significant to the consolidated financial statements of the Company.

(5)	Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories consist of the following:

	December 31,
	2010	2009

Finished goods	$27,823	$26,549
Work in process	17,852	18,361
Raw materials	12,183	9,887
Supplies	3,550	3,572
Total	$61,408	$58,369

The components of inventory stated above are net of reserves of $12,310 and $11,947 as of December 31, 2010 and 2009, respectively.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(6)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2010	2009

Land	$4,178	$4,219
Buildings and improvements	90,165	90,072
Machinery and equipment	339,410	325,322
Furniture and fixtures	1,810	1,867
Construction in progress	6,432	10,999
Total	441,995	432,479
Accumulated depreciation	(291,512)	(271,330)
Net	$150,483	$161,149

Depreciation expense was $21,632, $20,501 and $21,051 for the years ended December 31, 2010, 2009 and 2008, respectively.  Total capital expenditures in 2010 were $12,637.

(7)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

Balance as of January 1, 2009	$35,374
Translation effect	986
Balance as of December 31, 2009	36,360
Acquisition of business	3,469
Translation effect	(2,135)
Balance as of December 31, 2010	$37,694

Acquired intangible assets, which are amortized, consist of the following:

		As of December 31, 2010
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$4,062	$(153)	$3,909
Customer-related intangibles	10 - 15 years	828	(50)	778
		$4,890	$(203)	$4,687

Amortization expense amounted to $196 for the year ended December 31, 2010 and was immaterial for the years ended December 31, 2009 and 2008.

Amortization expense related to current intangible assets is expected to be approximately $260 in each of the next five years.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
 (dollars in thousands, except share data)

(8)	Investment in Partially-Owned Affiliate

In November 2010, the Company purchased 51% of the equity in Zenara for approximately $18,900, and will purchase the remaining 49% in 2016 based upon a formula derived from future EBITDA. Zenara is a Hyderabad, India based pharmaceutical company focused on the formulation of final dosage form products.  The Company made an additional capital contribution to Zenara of approximately $1,100 during 2010.

Under current U.S. GAAP, the Company does not consolidate the results of Zenara as it does not meet the requirements of having control over the entity.  The contractual arrangement includes substantial participating rights for the 49% interest holder.  These rights were bargained for by the 49% interest holder to ensure all significant transactions, as defined in the agreement, require a unanimous vote.  Furthermore, the 49% minority owner will handle all daily operations of the business including all aspects of employee relations at the site. Therefore, the Company accounts for this investment under the equity method of accounting.

The impact of its ownership stake in Zenara was a loss of $286 in 2010 and is located within “Other expenses/(income)” as “Equity in losses of partially-owned affiliate” in the income statement.

As a result of the acquisition and identification of intangible assets, amortization expense is expected to be approximately $1,160 in 2011 related to Zenara.

Summary financial information for Zenara has not been provided as it is not significant to the consolidated financial statements of the Company.

(9)	Accrued Expense and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows:

	December 31,
	2010	2009

Salaries and employee benefits payable	$15,559	$16,474
Taxes payable and related reserves	7,465	6,827
Deferred revenue	2,737	3,224
Restructuring and strategic alternatives	924	3,400
Other	6,818	8,088
Total	$33,503	$38,013

(10)	Income Taxes

Income/(loss) before income taxes consist of the following:

	December 31,
	2010	2009	2008

Domestic	$1,199	$(1,272)	$(15,756)
International	13,775	23,917	30,756
Total	$14,974	$22,645	$15,000

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(10)	Income Taxes (continued)

The provision for income taxes consist of the following provisions/(benefits):

	December 31,
	2010	2009	2008
Current:
Federal	$(3)	$(240)	$(897)
State	55	86	120
International	6,778	12,694	7,871
	6,830	12,540	7,094
Deferred:
Federal	$204	$204	$204
International	(1,369)	(491)	(227)
	(1,165)	(287)	(23)
Total	$5,665	$12,253	$7,071

The provision for income taxes differs from the statutory federal income tax rate of 35% for 2010, 2009 and 2008 as follows:

	December 31,
	2010	2009	2008

Income tax provision at U.S federal statutory rate	$5,241	$7,926	$5,250
State and local taxes, net of federal income tax benefits	17	30	33
Effect of foreign income taxed at rates other than the
U.S. federal statutory rate	610	(962)	(2,744)
Foreign income inclusions	13,869	-	-
Tax credits	(12,447)	(135)	(788)
Indefinite-lived intangibles	204	204	204
Adjustments for prior years' taxes	(86)	5,006	(562)
Net change in valuation allowance	(1,799)	103	5,537
Other	56	81	141
Total	$5,665	$12,253	$7,071

Foreign income inclusions represent distributions from foreign subsidiaries which gave rise to newly recognized foreign tax credits. The Company utilized fully valued net operating losses ("NOLs") and foreign tax credits to completely offset any tax impact of the foreign inclusions.  Adjustments for prior year’s taxes in 2009 included tax expense of approximately $5,300, including interest and penalties of approximately $2,400, for an estimate of an international tax liability related to a 2003 transaction.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(10)	Income Taxes (continued)

The components of deferred tax assets and liabilities as of December 31, 2010 and 2009 relate to temporary differences and carryforwards as follows:

	December 31,
	2010	2009
Current deferred tax assets:
Inventory	$2,569	$2,445
Legal and related reserves	512	856
Other	179	47
Current deferred tax assets	3,260	3,348
Valuation allowances	(2,633)	(3,038)
Total current deferred tax assets	$627	$310

Current deferred tax liabilities:
Other	$486	$163
Total current deferred tax liabilities	$486	$163

	December 31,
	2010	2009
Non-current deferred tax assets:
Foreign tax credit carryforwards	$54,598	$54,869
Environmental	1,854	1,620
Net capital loss carryforwards (domestic)	15	-
Net operating loss carryforwards (domestic)	-	3,135
Net operating loss carryforwards (foreign)	1,544	201
Employee benefits	13,711	12,857
Restructuring	167	516
Research & experimentation tax credit carryforwards	1,214	1,019
Alternative minimum tax credit carryforwards	3,266	3,266
Property, plant and equipment	2,574	3,473
Other	2,526	3,515
Non-current deferred tax assets	81,469	84,471
Valuation allowances *	(75,216)	(77,330)
Total non-current deferred tax assets	6,253	7,141

Non-current deferred tax liabilities:
Property, plant and equipment	8,025	9,094
Intangibles	9,315	8,104
Indefinite-lived intangibles	2,144	1,940
Foreign tax allocation reserve	4,662	5,308
Total non-current deferred tax liabilities	$24,146	$24,446
Total net non-current deferred tax liabilities	$17,893	$17,305

*In addition to the effect of the domestic and foreign valuation allowances reflected in the current effective tax rate, the valuation allowance has changed due to currency translation adjustments.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
 (dollars in thousands, except share data)

(10)	Income Taxes (continued)

The Company establishes a valuation allowance against deferred tax assets when it is more likely than not that the Company will be unable to realize those deferred tax assets in the future.  Based on the Company’s history of earnings it has established a valuation allowance of $76,265 against its net domestic deferred tax assets, excluding deferred tax liabilities on indefinite-lived intangibles.  With respect to the Company’s foreign deferred tax assets, the Company recorded a valuation allowance of $1,584 as of December 31, 2010.

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

The domestic valuation allowance for the years ended December 31, 2010, 2009 and 2008 decreased by $3,891, increased by $1,168 and increased by $15,095, respectively from the prior year. The 2010 decrease in the domestic valuation allowance was allocated as follows: The valuation allowance decreased $1,874 for domestic income and decreased by a net amount of $2,017 for deferred tax amounts and domestic gains and losses included in other comprehensive loss.  The 2009 increase in the domestic valuation allowance was allocated as follows:  The valuation allowance increased $130 for domestic losses and increased by a net amount of $1,038 for deferred tax amounts and domestic gains and losses included in other comprehensive income.  The 2008 increase in the domestic valuation allowance was allocated as follows:  The valuation allowance increased $4,469 for domestic losses and increased by a net amount of $10,626 for deferred tax amounts and domestic gains and losses included in other comprehensive loss.

The foreign valuation allowance for the years ended December 31, 2010, 2009 and 2008 increased by $1,372 and decreased by $30 and $707, respectively from the prior year.  The 2010 increase in the foreign valuation allowance was allocated as follows:  The valuation allowance increased $75 for foreign losses and increased $1,297 for deferred tax amounts and currency translation adjustments included in other comprehensive loss.  The 2009 decrease in the foreign valuation allowance was allocated as follows: The valuation allowance decreased $27 for foreign income and decreased $3 for deferred tax amounts and currency translation adjustments included in other comprehensive income.  The 2008 decrease in the foreign valuation allowance was $707 for foreign income.

Under the tax laws of the various jurisdictions in which the Company operates, NOLs may be carried forward or back, subject to statutory limitations, to reduce taxable income in future or prior years. The domestic federal NOLs and the domestic state NOLS were fully utilized during 2010.  The foreign NOLs were approximately $5,166, of which $3,852 are attributable to NOLs acquired during 2010.  NOLs in most foreign jurisdictions will carry forward indefinitely.

As of December 31, 2010, $54,598 of domestic federal foreign tax credits, $1,214 of research & experimentation tax credits and $3,266 of alternative minimum tax credits were available as credits against future U.S. income taxes. Under the U.S. Internal Revenue Code, these will expire in 2012 through 2020, 2020 through 2030, and no expiration date, respectively. All domestic credits are offset by a full valuation allowance.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(10)	Income Taxes (continued)

In 2010, the Company repatriated $31,306 of cash from its foreign subsidiaries to make foreign acquisitions and to reduce its credit and currency exposure for cash held at foreign banks by utilizing the excess cash for debt reduction.  The Company utilized fully valued NOLs and foreign tax credits to completely offset any tax impact of the foreign inclusions.  At this time the Company intends to reinvest foreign earnings indefinitely outside of the U.S. and would only consider further repatriations of cash from foreign subsidiaries if it could utilize fully valued domestic tax attributes to completely offset any tax expense that would otherwise result.  Therefore, the Company has not provided U.S. federal income and withholding taxes on its undistributed earnings from foreign operations as of December 31, 2010.  Determination of the amount of unrecognized deferred taxes related to these earnings is not practical because of the complexities of the hypothetical calculation.  In addition, unrecognized foreign tax credits and fully valued foreign tax credit carryovers would be available to offset any potential U.S. tax liability.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2010, 2009 and 2008:

	2010	2009	2008

Balance at January 1	$4,598	$1,697	$5,116
Gross increases related to current period tax positions	236	133	96
Gross (decreases)/increases related to prior period tax positions	(303)	2,881	(2,896)
Expiration for statute of limitations for the assessment of taxes	(161)	(193)	(401)
Foreign currency translation	(285)	80	(218)
Balance at December 31	$4,085	$4,598	$1,697

Of the total balance of unrecognized tax benefits at December 31, 2010, $3,658, if recognized, would affect the effective tax rate.

In the next twelve months the Company does not expect to materially decrease its reserve for unrecognized tax benefits.

Gross interest and penalties at December 31, 2010, 2009 and 2008 of $3,160, $2,795 and $333, respectively, related to the above unrecognized tax benefits are not reflected in the table above.  In 2010, 2009 and 2008, the Company accrued $343, $2,529 and $79, respectively, of interest and penalties in the income statement.  Consistent with prior periods, the Company recognizes interest and penalties within its income tax provision.

In December 2010, the Company was notified by the IRS that the examination for tax year 2006 was closed with no significant changes to the Company’s tax positions. Tax years 2007 and forward remain open to examination by the IRS.  The Company is also subject to examinations in its non-U.S. jurisdictions for 2006 and later years.

The Company is also subject to audits in various states for various years in which it has filed income tax returns.  In June 2010, New York State notified the Company that it would commence an examination of the Company’s open tax years. The examination is in progress and to date no adjustments have been proposed.

Previous state audits have resulted in immaterial adjustments.  Open years for the majority of states where the Company files are 2006 and forward.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(10)	Income Taxes (continued)

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

(11)	Long-term Debt

In April 2007, the Company entered into a $200,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”) which expires in April 2012.  The Company pays interest on this Credit Facility at LIBOR plus 1.25% - 2.00% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios.  The Company was in compliance with all financial covenants at December 31, 2010.   The Credit Facility is collateralized by dividend and distribution rights associated with a pledge of a portion of stock that the Company owns in a foreign holding company. This foreign holding company owns a majority of the Company's non-U.S. operating subsidiaries.  As of December 31, 2010, there was $115,900 outstanding on the Credit Facility.  The 2010 and 2009 weighted average interest rates for long-term bank debt were 3.3% and 3.8%, respectively.

(12)	Derivatives and Hedging Activities

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

Foreign Currency Forward Contracts

The Company's policy is to enter into forward exchange contracts to hedge a portion of forecasted cash flows associated with foreign currency transaction exposures which are accounted for as cash flow hedges, as deemed appropriate.  This hedging strategy mitigates some of the impact of short-term foreign exchange rate movements on the Company's operating results primarily in Sweden and Italy.  The Company's primary market risk relates to exposures to foreign currency exchange rate fluctuations on transactions entered into by these international operations that are denominated primarily in U.S. dollars, Swedish krona, and euros.  As a matter of policy, the Company does not hedge to protect the translated results of foreign operations.

The Company's forward exchange contracts substantially offset gains and losses on the transactions being hedged.  The forward exchange contracts have varying maturities with none exceeding twelve months. The Company makes net settlements for forward exchange contracts at maturity, based upon negotiated rates at inception of the contracts.

All forward contracts outstanding at December 31, 2010 have been designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives are not included in earnings but are included in accumulated other comprehensive (loss)/income (“AOCI”).  Changes in the fair value of the derivative instruments reported in AOCI will be recorded into earnings as a component of product revenue or expense, as applicable, when the forecasted transaction occurs.  The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company's financial results.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(12)	Derivatives and Hedging Activities (continued)

The notional amounts of foreign exchange forward contracts were $19,094 and $15,781 at December 31, 2010 and 2009, respectively.

Included in AOCI is the fair value of the Company’s forward exchange contracts which is a loss of $101 and a gain of $310 as of December 31, 2010 and 2009, respectively.   These losses and gains are located under the captions “Accrued expenses and other current liabilities” and “Prepaid expenses and other current assets” on the balance sheet as of December 31, 2010 and 2009, respectively.

The Company recognized a pre-tax loss in other comprehensive loss from foreign exchange contracts of $411 in 2010.  The Company reclassified a pre-tax gain of $2,054 from AOCI into other revenue related to foreign exchange forward contracts in 2010.  Assuming current market conditions continue, the entire amount recorded in AOCI related to foreign exchange forward contracts is expected to be recorded into other revenue within the next 12 months to reflect the fixed prices obtained from the forward contracts.

Interest Rate Swap Agreements

The Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt.  Swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts.

During 2010, the Company had interest rate swaps in place with an aggregate notional value of $60,000, at an average fixed rate of 4.48%, which matured in October 2010.  The Company’s strategy had been to cover a portion of its outstanding bank debt with interest rate protection.  At December 31, 2010 the Company did not have any interest rate swaps outstanding.  Interest expense under these agreements totaled $2,080 in 2010.

The Company reclassified a pre-tax loss of $2,038 from AOCI into interest expense related to interest rate swaps in 2010.

(13)	Fair Value Measurements

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

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(13)	Fair Value Measurements (continued)

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and 2009:

		Fair Value Measurements at December 31, 2010 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signifcant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Foreign currency forwards, liabilities	$(101)	$-	$(101)	$-
Interest rate swaps	-	-	-	-
Total	$(101)	$-	$(101)	$-

		Fair Value Measurements at December 31, 2009 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signifcant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Foreign currency forwards, assets	$310	$-	$310	$-
Interest rate swaps	(2,038)	-	(2,038)	-
Total	$(1,728)	$-	$(1,728)	$-

The Company’s derivative assets and liabilities include foreign exchange forward contracts that are measured at fair value using observable market inputs such as forward rates, the Company’s credit risk and its counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on the Company’s continued ability to enter into forward contracts, the Company considers the markets for its fair value instruments to be active.

As of December 31, 2010, there had not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk.  Similarly, there had not been any significant adverse impact to the Company’s derivative assets based on the Company’s evaluation of its counterparties’ credit risks.

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.  The carrying amount of these instruments approximates fair value because of their short-term nature.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(14)	Stockholders' Equity

The Company has two classes of common shares, Common Stock and Nonvoting Common Stock.  Authorized shares of Common Stock were 100,000,000 at December 31, 2010 and 2009.  Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 2010 and 2009. Nonvoting Common Stock with a par value of $0.10 has equal rights with Common Stock, with the exception of voting power.  Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock.  As of December 31, 2010 and 2009, no shares of Nonvoting Common Stock were outstanding.  The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors.  At December 31, 2010 and 2009, there was no preferred stock outstanding.

The Company held treasury shares of 1,978,533 and 2,121,372 at December 31, 2010 and 2009, respectively, which are primarily used for issuance to employee compensation plans.

At December 31, 2010 there were 153,502 authorized shares of Common Stock reserved for issuance through equity compensation plans.

(15)	Strategic Alternative and Restructuring Charges

Strategic Alternative Costs

Strategic alternative costs include expenses that the Company incurred related to the decision to sell the businesses that comprised the Bioproducts and Biopharma segments in February 2007, costs associated with a project to streamline the Company’s legal entity structure and costs associated with the exit of a feed additives product line. These costs are not considered part of the restructuring program or a part of discontinued operations under current accounting guidance.

Strategic alternative costs for 2008 were $1,515 consisting primarily of costs associated with the project to streamline the Company’s legal entity structure, change-in-control benefits and costs associated with the modification of employee stock options due to the payment of the special dividend in connection with the discussion above.

Restructuring Expenses

Corporate Office Restructuring

During 2007, the Company announced plans to eliminate certain employee positions at the corporate office upon completion of the sale of the businesses that comprised the Bioproducts and Biopharma segments.  This plan included certain one-time benefits for terminated employees.  Costs related to these plans are recorded as "Restructuring expenses" in the income statement. The Company recognized expense of $805 in 2008 related to this plan.

Consolidation of Domestic Research and Development Activities

In December 2007, the Company consolidated its United States research and development (“R&D”) activities and small scale API production with its facility in Charles City, Iowa.  The restructuring reserve at December 31, 2008 consisted of the remaining lease payments and related costs under the Company’s current operating lease at the New Jersey R&D facility.  The operating lease expired in December 2010.  Costs related to this consolidation are recorded as "Restructuring expenses" in the income statement.  The Company recognized expense of $3,890 in 2008 related to this plan.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(15)	Strategic Alternative and Restructuring Charges (continued)

Restructuring of a Manufacturing Site

During the third quarter 2010, the Company finalized a plan to restructure its operations at a manufacturing site, which resulted in a reduction in workforce of 32 employees.  The plan included certain one-time benefits for terminated employees, all of which will be paid in cash.  Costs related to this transaction are recorded as “Restructuring expenses” on the income statement.  The Company recognized expense of $1,293 in 2010 related to this plan.  The elimination of these positions is expected to save the Company approximately $2,000 annually.

The following table reflects the activity related to the restructuring reserves through December 31, 2010:

	December 31, 2008	2009 Activity		December 31, 2009	2010 Activity			December 31, 2010
	Reserve Balance	Expense	Cash Payments	Reserve Balance	Expense	Cash Payments	Translation Effect	Reserve Balance

Corporate Office Restructuring
Employee termination costs	$462	$-	$(462)	$-	$-	$-	$-	$-
Consolidation of Domestic R&D Activities:
Lease payments and related costs	3,021	-	(1,548)	1,473	-	(1,473)	-	-
Restructuring of a Manufacturing Facility:
One-time employee benefits	-	-	-	-	1,293	(423)	54	924
	$3,483	$-	$(2,010)	$1,473	$1,293	$(1,896)	$54	$924

This reserve will be paid in full by December 31, 2011.  Total restructuring expenses for 2010, 2009 and 2008 were $1,293, $0 and $4,695, respectively.

(16)	Stock Based Compensation

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for the stock options granted to employees for the years ended December 31, 2010, 2009 and 2008 were $2.45, $3.31 and $1.72, respectively.

The following assumptions were used in determining the fair value of stock options for grants issued in 2010, 2009 and 2008:

	2010	2009	2008

Expected volatility	66.48%-68.13%	48.10%-65.11%	33.30% - 38.78%
Expected term	4.75 years	4.75 years	4.75 years
Risk-free interest rate	1.25%-2.52%	2.38%-2.77%	2.77% - 3.08%

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

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(16)	Stock Based Compensation (continued)

For 2010, 2009, and 2008, the Company recorded $1,072, $648 and $684, respectively, in selling, general and administrative expenses for stock options.  As of December 31, 2010, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $2,213.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.5 years.

Cambrex senior executives, until 2010, participated in an executive incentive plan which rewarded achievement with restricted stock units.  Awards were made annually if certain targets were met and vested in one-third increments on the first, second and third annual anniversaries of the grant.  On the third anniversary of the grant, restrictions on sale or transfer are removed and shares are issued to executives.  In the event of termination of employment or retirement, the participant is entitled to the vested portion of the restricted stock units and forfeits the remaining amount; the three-year sale and transfer restriction remains in place.  For certain employees with employment contracts, all shares vest upon certain events, including a change in control.  In the event of death or permanent disability, all shares vest and the deferred sales restriction lapses.  These awards are classified as equity awards.

For 2010, 2009, and 2008, the Company recorded $645, $658, and $1,351, respectively, in selling, general and administrative expenses for restricted stock.  As of December 31, 2010, the total compensation cost related to unvested restricted stock granted but not yet recognized was $353. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.8 years.

In May 2008, the Company granted a target award of 43,000 performance shares, with a potential award of up to 86,000 shares to the current CEO.  These performance shares are dependent upon the Company’s performance measured against certain financial metrics over a three year period beginning July 1, 2008, as compared to an external peer group.  The Company is currently recognizing expense related to 55,900 shares over the vesting period, based upon measurement against the financial metrics.  For 2010, 2009 and 2008, the Company recorded $157, $69 and $34, respectively, in selling, general and administrative expense related to these performance shares.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(16)	Stock Based Compensation (continued)

The following table is a summary of the Company’s stock option activity issued to employees and related information:

		Weighted Average
	Number of Shares	Exercise Price	Options Exercisable

Outstanding at December 31, 2008	1,590,869	$14.07	757,050

Granted	533,000	6.07
Exercised	(2,000)	4.40
Forfeited or expired	(101,500)	17.19

Outstanding at December 31, 2009	2,020,369	11.27	886,579

Granted	228,000	4.38
Exercised	-
Forfeited or expired	(394,576)	24.97

Outstanding at December 31, 2010	1,853,793	7.51

Exercisable at December 31, 2010		$9.96	863,623

The aggregate intrinsic value for all stock options exercised for the years ended December 31, 2010, 2009 and 2008 was negligible.  The aggregate intrinsic value for all stock options outstanding as of December 31, 2010 was $566.  The aggregate intrinsic value for all stock options exercisable as of December 31, 2010 was $189.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(16)	Stock Based Compensation (continued)

A summary of the Company’s nonvested stock options and restricted stock as of December 31, 2010 and changes during the years ended December 31, 2010, 2009 and 2008 are presented below:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at December 31, 2008	833,819	$2.19	143,327	$13.38

Granted	533,000	$3.31	36,918	$3.90
Vested during period	(218,737)	$2.44	(86,453)	$11.31
Forfeited	(14,292)	$2.92	(3,106)	$15.27
Nonvested at December 31, 2009	1,133,790	$2.67	90,686	$11.43

Granted	228,000	$2.45	125,428	$5.18
Vested during period	(340,421)	$2.77	(109,990)	$9.32
Forfeited	(31,199)	$2.87	(800)	$13.75
Nonvested at December 31, 2010	990,170	$2.57	105,324	$6.17

(17)	Retirement Plans and Other Postretirement Benefits

Domestic Pension Plan

The Company maintains a defined-benefit pension plan (“Domestic Pension Plan”) for certain salaried and certain hourly employees.  Benefits are based on salary and years of service or negotiated benefits for employees covered by a collective bargaining agreement.  The Company's policy is to fund pension costs to the full extent required by the Internal Revenue Code.

The Company also has a Supplemental Executive Retirement Plan (“SERP”) for key executives.  This plan is non-qualified and unfunded.

In July 2008, the Board of Directors of the Company amended the SERP to allow for lump sum payments effective January 1, 2009.  The lump sum value as of January 1, 2009 will be paid in 10 equal actuarial equivalent installments.

International Pension Plans

A foreign subsidiary of the Company maintains a pension plan (“International Pension Plan”) for its employees that conforms to the common practice in that country.  Based on local laws and customs, this plan is unfunded.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(17)	Retirement Plans and Other Postretirement Benefits (continued)

Other Postretirement Benefits

Cambrex previously provided limited post-retirement health and life insurance benefits ("postretirement benefits") to all eligible retired employees.  Certain subsidiaries and all employees hired after December 31, 2002 (excluding those covered by collective bargaining) were not eligible for these benefits.  Effective December 31, 2009, the Company terminated these postretirement benefits for all participants resulting in a benefit of approximately $1,200.

Savings Plan

Cambrex makes available to all domestic employees a savings plan.  Employee contributions are matched in part by Cambrex.  The cost of this plan amounted to $649, $631 and $592 in 2010, 2009 and 2008, respectively.

Other

The Company has a non-qualified Deferred Compensation Plan for Key Executives.  Under this Plan, officers and key employees may elect to defer all or any portion of their pre-tax earnings or elect to defer receipt of the Company’s stock which would otherwise have been issued upon the exercise of the Company’s options.  Included within other liabilities at December 31, 2010 and 2009 there is $2,420 and $2,747, respectively, representing the Company’s obligation under the plan.  The Company invests in certain mutual funds and as such, included within other assets at December 31, 2010 and 2009 is $2,420 and $2,747, respectively, representing the fair value of these funds.  The fair values of these mutual funds are based on quoted market prices in active markets (Level 1).  The number of Cambrex shares held in trust under this plan as of December 31, 2010 and 2009 were 113,513 and 151,385, respectively, and are included as a reduction of equity.  The value of the shares held in trust and the corresponding liability of $587 and $845 at December 31, 2010 and 2009, respectively, have also been recorded in equity.  The deferred compensation plan is not funded by the Company, but the Company has established a deferred compensation trust fund which holds the shares issued.

The benefit obligations as of December 31, 2010 and 2009 are as follows:

	Pension Plans
	Domestic		SERP		International		Postretirement Plans
	2010	2009	2010	2009	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation, beginning of year	$61,086	$58,529	$5,538	$5,784	$18,491	$16,634	$-	$1,858
Service cost	-	-	-	-	577	533	-	26
Interest cost	3,519	3,427	200	279	857	747	-	110
Plan participants' contributions	-	-	-	-	-	-	-	12
Actuarial loss/(gain)	4,955	1,869	121	275	91	(594)	-	(155)
Benefits paid	(3,292)	(2,739)	(720)	(800)	(532)	(468)	-	(26)
Unrecognized prior service costs	-	-	-	-	183	-	-	-
Curtailments	-	-	-	-	-	-	-	(1,825)
Currency Translation Affect	-	-	-	-	1,210	1,639	-	-
Benefit obligation, end of year	$66,268	$61,086	$5,139	$5,538	$20,877	$18,491	$-	$-

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(17)	Retirement Plans and Other Postretirement Benefits (continued)

The plan assets and funded status of the Domestic Pension Plan as of December 31, 2010 and 2009 are as follows:

	2010	2009
Change in plan assets
Fair value of plan assets, beginning of period	$43,222	$37,311
Actual return on plan assets	5,684	7,489
Contributions	1,709	1,161
Benefits paid	(3,292)	(2,739)
Fair value of plan assets, end of period	$47,323	$43,222

Unfunded status	(18,945)	(17,864)
Accrued benefit cost, end of period	$(18,945)	$(17,864)

The unfunded status of the SERP was ($5,139) and ($5,538) as of December 31, 2010 and 2009, respectively.  The unfunded status of the International Pension Plan was ($20,877) and ($18,491) as of December 31, 2010 and 2009, respectively.

The amounts recognized in accumulated other comprehensive loss as of December 31, 2010 and 2009 consist of the following:

	Pension Plans
	Domestic		SERP		International
	2010	2009	2010	2009	2010	2009

Actuarial loss	$19,469	$17,450	$904	$815	$3,806	$3,812
Prior service cost	496	932	402	459	(45)	(51)
	$19,965	$18,382	$1,306	$1,274	$3,761	$3,761

The components of net periodic benefit cost are as follows:

	Pension Plans
	Domestic			SERP			International			Postretirement Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost
Service cost	$-	$-	$-	$-	$-	$-	$577	$533	$520	$-	$26	$25
Interest cost	3,519	3,427	3,513	200	279	303	857	747	831	-	110	109
Expected return on plan assets	(3,177)	(2,924)	(4,086)	-	-	-	-	-	-	-	-	-
Amortization of prior service cost	436	625	532	57	57	-	176	(6)	(7)	-	(156)	(155)
Recognized actuarial loss	429	355	-	33	-	5	102	130	125	-	52	56
Curtailments	-	-	-	-	-	-	-	-	-	-	(1,178)	-
Net periodic benefit cost	$1,207	$1,483	$(41)	$290	$336	$308	$1,712	$1,404	$1,469	$-	$(1,146)	$35

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(17)	Retirement Plans and Other Postretirement Benefits (continued)

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2011 are as follows:

	Pension Plans

	Domestic	SERP	International
Actuarial loss	$458	$56	$108
Prior service cost/(benefit)	436	57	(7)
Total	$894	$113	$101

Major assumptions used in determining the benefit obligations are presented in the following table:

	2010	2009

Discount rate:
Domestic Pension Plan	5.35%	5.90%
SERP	3.40%	4.15%
International Pension Plan	4.70%	4.70%

Rate of compensation increase:
International Pension Plan	3.00%	3.00%

Major assumptions used in determining the net benefit cost are presented in the following table:

	2010	2009	2008

Discount rate:
Domestic Pension Plan	5.90%	6.00%	6.25%
SERP	4.15%	5.60%	6.00%
International Pension Plan	4.70%	4.70%	4.40%
Postretirement Plan	N/A	6.00%	6.25%

Expected return on plan assets:
Domestic Pension Plan	7.50%	8.00%	8.00%

Rate of compensation increase:
International Pension Plan	3.00%	3.00%	3.00%

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

The aggregate Accumulated Benefit Obligation (“ABO”) of $66,268 exceeds plan assets by $18,945 as of December 31, 2010 for the Domestic Pension Plan.  The aggregate ABO is $19,881 for the International Pension Plan as of December 31, 2010.  The International Pension Plan is unfunded.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(17)	Retirement Plans and Other Postretirement Benefits (continued)

The Company expects to contribute approximately $5,250 in cash to the Domestic Pension Plan in 2011.  The Company does not expect to contribute cash to its International Pension Plan in 2011.

The following benefit payments are expected to be paid out of the plans:

	Pension Plans
	Domestic	SERP	International

2011	$3,156	$720	$684
2012	$3,287	$720	$703
2013	$3,323	$720	$713
2014	$3,509	$720	$765
2015	$3,528	$720	$774
2016-2020	$18,880	$2,160	$4,582

The investment objective for the Domestic Pension Plan’s assets is to achieve long-term growth with exposure to risk at an appropriate level.  The Company invests in a diversified asset mix consisting of equities (domestic and international) and taxable fixed income securities.  Assets are managed to obtain the highest total rate of return in keeping with a moderate level of risk.  The target allocations for plan assets are 30% - 80% equity securities, 25% - 45% U.S. fixed income and 0% - 10% all other investments.  Equity securities primarily include investments in large-cap and small-cap companies, mostly in the U.S. Fixed income securities include high quality corporate bonds and U.S. government securities.  Other types of investments include real asset funds, consisting primarily of investments in commodities, and Treasury Inflation-Protected Securities (“TIPS”).

The fair values of the Company’s pension plan assets by asset category are as follows:

		Fair Value Measurements at December 31, 2010 using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. companies	$16,609	$-	$16,609	$-
International companies	9,051	-	9,051	-
U.S. fixed income	15,799	-	13,772	2,027
Commodities	3,608	-	3,608	-
TIPS	2,256	-	2,256	-
	$47,323	$-	$45,296	$2,027

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(17)	Retirement Plans and Other Postretirement Benefits (continued)

The following table sets forth a summary of the changes in the fair value of the Domestic Plan’s Level 3 assets, which are annuity contracts with an insurance company, for the year ended December 31, 2010:

Group Annuity Contract

Balance at December 31, 2009	$1,985
Actual return on plan assets:
Relating to assets still held at the reporting date	100
Purchases, issuances, and settlements	(58)
Balance at December 31, 2010	$2,027

(18)	Foreign Operations and Sales

The following summarized data represents the gross sales and long lived tangible assets for the Company’s domestic and foreign entities for 2010, 2009 and 2008:

	Domestic	Foreign	Total
2010
Gross sales	$71,363	$155,073	$226,436
Long-lived assets	36,691	156,173	192,864

2009
Gross sales	$84,518	$151,759	$236,277
Long-lived assets	39,227	158,282	197,509

2008
Gross sales	$81,707	$167,911	$249,618
Long-lived assets	42,621	154,257	196,878

Export sales, included in domestic gross sales, in 2010, 2009 and 2008 amounted to $18,529, $25,768, and $24,602, respectively.

Sales to geographic area consist of the following:

	2010	2009	2008

Europe	$127,009	$136,534	$143,542
North America	78,497	80,830	86,631
Asia	12,554	10,495	11,440
Other	8,376	8,418	8,005
Total	$226,436	$236,277	$249,618

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(18)         Foreign Operations and Sales (continued)

This table summarizes gross sales by product groups:

	2010	2009	2008

APIs and pharmaceutical intermediates	$203,807	$212,644	$220,722
Other	22,629	23,633	28,896
Total	$226,436	$236,277	$249,618

One customer, Gyma Laboratories of America, Inc. ("Gyma"), a distributor representing multiple customers, accounted for 12.8%, 11.5% and 11.8% of consolidated gross sales for 2010, 2009 and 2008, respectively.  In addition, Warner Chilcott plc, with which a long-term sales contract is in effect, accounted for 10.0% of consolidated sales in 2008.

(19)	Commitments

The Company has operating leases expiring on various dates through the year 2019.  The leases are primarily for the rental of office space, office and laboratory equipment and vehicles.  At December 31, 2010, future minimum commitments under non-cancelable operating lease arrangements were as follows:

Year ended December 31:
2011	$803
2012	620
2013	581
2014	519
2015	480
2016 and thereafter	1,209
Total commitments	$4,212

Total operating lease expense was $2,027, $1,978 and $2,270 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company is party to several unconditional purchase obligations resulting from contracts that contain legally binding provisions with respect to quantities, pricing and timing of purchases.  The Company’s purchase obligations mainly include commitments to purchase raw materials.  At December 31, 2010, future commitments under these obligations were as follows:

Year ended December 31:
2011	$5,574
2012	698
2013	522
2014	-
2015	-
Total commitments	$6,794

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(20)	Contingencies

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

Environmental

In connection with laws and regulations pertaining to the protection of the environment, the Company and its subsidiaries are a party to several environmental proceedings and remediation investigations and cleanups and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites ("Superfund sites").  Additionally, the Company has retained the liability for certain environmental proceedings associated with discontinued operations.

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

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of sites not owned by the Company and the Company's current and former operating sites.  These accruals were $7,017 and $6,163 at December 31, 2010 and 2009, respectively.  The increase in the accrual includes adjustments to reserves of $1,375, of which $1,247 was included in discontinued operations, and the impact of currency of $89 partially offset by payments of $610.  The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available.  Based upon available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where full remediation costs may not be estimable at the reporting date.  Given the uncertainties regarding the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of its recorded liabilities.

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

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and a proposed remediation plan to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP subsequently rejected the remediation plan and requested additional investigative work at the site and that work is on-going.  The reserve was $1,094 at December 31, 2010 which was based on the initial remedial action plan.  The results of the additional investigative work may impact the remediation plan and costs.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(20)	Contingencies (continued)

Additionally, the Company has recorded a liability of $895 for the Cosan Carlstadt, New Jersey site based on the investigations completed to date and the proposed remediation plan submitted to the NJDEP for their approval.  The NJDEP has subsequently required the Company to perform additional investigative work prior to approval of the remediation plan.  The results of this additional investigative work may impact the remediation plan and costs.  The NJDEP has advised the Company that the site will be placed in the NJDEP’s private oversight program.  Under the program the Company will be required to implement a remediation plan in 2012.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former operating subsidiaries of the Company are considered PRPs at the Berry’s Creek Superfund Site in New Jersey.  The operating companies are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek Site.  The Company has joined the group of PRPs and filed a response to the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek Site.  The PRPs have engaged consultants to evaluate investigation and remedial alternatives and develop a method to allocate related costs among the PRPs.  As of December 31, 2010, the Company’s reserve was $111 to cover the initial phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is ongoing and at this time it is too early to predict the extent of any additional liabilities.

Maybrook and Harriman Sites

The Company’s Nepera, Inc. subsidiary (“Nepera”) is named a PRP of the Maybrook Site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986.  The USEPA also issued the Company a Notice of Potential Liability and the Company signed a Consent Decree to complete the Record of Decision (“ROD”) and has provided the USEPA with appropriate financial assurance to guarantee the obligation under the Consent Decree.  The PRPs intend to begin to implement remedial action at the site in 2011.

Nepera is also named a responsible party of its former Harriman, New York production facility by the New York State Department of Environmental Conservation.  A final ROD was issued which describes the remediation plan for the site.  Implementation of the ROD is on-going.

As of December 31, 2010, the reserve recorded by the Company for Nepera was $2,050 and represents the Company’s best estimate to complete both RODs.

Scientific Chemical Processing (“SCP”) Superfund Site

Nepera was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, in the early 1980’s along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from Nepera.  The PRPs are in the process of implementing a final remedy for soil and groundwater contamination at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion).   For over a decade, the remediation has been funded by de minimus settlements and by the insurers of the SCP Superfund site’s owners and operators.  However, due to an unexpected increase in remediation costs at the site and costs to contribute to the Berry’s Creek investigation, the PRP group has recently approved the assessment of an additional cash contribution by the PRP group.  While the Company disputes the methodology used by the PRP group to arrive at its allocation for the cash contribution, the Company has paid the initial funding request and has established a reserve for the remaining allocation in the amount of $261.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(20)	Contingencies (continued)

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

Litigation and Other Matters

Lorazepam and Clorazepate

In 1998, the Company and a subsidiary were named as defendants along with Mylan Laboratories, Inc. (“Mylan”) and Gyma in a proceeding instituted by the Federal Trade Commission in the United States District Court for the District of Columbia (the “District Court”).  Suits were also commenced by several State Attorneys’ General and class action complaints by private plaintiffs in various state courts.  The suits alleged violations of the Federal Trade Commission Act arising from exclusive license agreements between the Company and Mylan covering two APIs (Lorazepam and Clorazepate).

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except share data)

(20)	Contingencies (continued)

All cases have been resolved except for one brought by four health care insurers. In the remaining case the District Court entered judgment after trial in 2008 against Mylan, Gyma and Cambrex in the amount of $8,355, payable jointly and severally, and also a punitive damage award against each defendant in the amount of $16,709.  In addition, the District Court ruled that the defendants were subject to a total of approximately $7,000 in prejudgment interest.  In January 2011, the Court of Appeals ruled that certain plaintiffs did not have the diversity jurisdiction needed to bring an action in federal court and remanded the case to the district court solely to determine which parties were properly before the court and to what extent the removal of certain parties from the case that do not meet jurisdictional requirements may affect damages. The Court of Appeals further declined to issue an opinion with respect to the merits of Mylan, Gyma and Cambrex’s objections to the jury’s damage award until such time as the jurisdiction issue is resolved by the district court.

Cambrex paid $12,415 in exchange for a release from Mylan and full indemnity in 2003 against future costs or liabilities in related litigation brought by purchasers, as well as potential future claims related to the ongoing matter.  In the event of a final settlement or final judgment, Cambrex expects any payment required by the Company to be made by Mylan under the indemnity described above.

Other

The Company has commitments incident to the ordinary course of business including corporate guarantees of certain subsidiary obligations to the Company’s lenders related to financial assurance obligations under certain environmental laws for remediation; closure and third party liability requirements of certain of its subsidiaries and a former operating location; contract provisions for indemnification protecting its customers and suppliers against third party liability for the manufacture and sale of Company products that fail to meet product warranties and contract provisions for indemnification protecting licensees against intellectual property infringement related to licensed Company technology or processes.

Additionally, as permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's, director's or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that covers a portion of any potential exposure.  The Company currently believes the estimated fair value of its indemnification agreements is not material based on currently available information, and as such, the Company had no liabilities recorded for these agreements as of December 31, 2010.

Cambrex's subsidiaries are party to a number of other proceedings that are not considered material at this time.

(21)	Discontinued Operations

For 2010, the Company recorded a benefit of $1,652 as a result of the expiration of a contingent liability, charges of $1,144 for environmental remediation, net of insurance proceeds, and $170 for a workers’ compensation claim, all related to sites of divested businesses, as discontinued operations.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL AND SUPPLEMENTARY DATA - UNAUDITED
(in thousands, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter (1)	Quarter (2)	Quarter (3)
2010
Gross sales	$56,155	$57,403	$49,356	$63,522
Net revenues	56,093	58,217	47,774	64,908
Gross profit	14,493	17,933	14,110	20,330
Income/(loss) from continuing operations	1,683	3,666	(1,284)	5,244
Income/(loss) from discontinued operations	-	1,105	(170)	(597)
Net income/(loss)	1,683	4,771	(1,454)	4,647

Earnings/(loss) per share of common stock:(5)
Basic	0.06	0.16	(0.05)	0.16
Diluted	0.06	0.16	(0.05)	0.16
Average shares:
Basic	29,315	29,333	29,373	29,420
Diluted	29,374	29,404	29,373	29,489

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter (4)
2009
Gross sales	$60,000	$59,766	$57,802	$58,709
Net revenues	61,032	59,281	56,370	57,867
Gross profit	19,133	19,683	16,948	14,514
Net income/(loss)	4,738	5,459	2,963	(2,768)

Earnings/(loss) per share of common stock:(5)
Basic	0.16	0.19	0.10	(0.09)
Diluted	0.16	0.19	0.10	(0.09)
Average shares:
Basic	29,200	29,222	29,253	29,286
Diluted	29,203	29,247	29,303	29,286

(1)
Discontinued operations includes a benefit of $1,652 as a result of the expiration of a contingent liability and charges of $547 for environmental remediation, both related to sites of divested businesses.

(2)
Income from continuing operations includes pre-tax charges of $1,187 within operating expenses for certain one-time employee benefits relating to the plan to optimize operations at a manufacturing site, and $711 within operating expenses for merger and acquisition expenses.  Discontinued operations includes a charge of $170 for a worker's compensation claim related to a site of a divested business.

(3)
Income from continuing operations includes pre-tax charges of $106 within operating expenses for certain one-time employee benefits relating to the plan to optimize operations at a manufacturing site, $211 within operating expenses for merger and acquisition expenses and $509 within other expenses for currency losses pursuant to the purchase of Zenara.   Discontinued operations include a charge of $597 for environmental remediation, net of insurance, related to sites of a divested business.

(4)	Net income includes tax expense of approximately $5,300 for an estimate of an international tax liability related to a 2003 transaction.

(5)
Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period. As such, the sum of the quarters may not necessarily equal the earnings per share amount for the year.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2010.  Effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere herein.

Index

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

Item 9B	Other Information.

None.

Index

PART III

Item 10	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

The following table lists the officers of the Company:

Name	Age	Office

Steven M. Klosk*	53	President, Chief Executive Officer

Shawn P. Cavanagh*..	44	Executive Vice President & Chief Operating Officer

James G. Farrell	44	Vice President and Corporate Controller

Paolo Russolo*	66	President, Cambrex Profarmaco Milano

Gregory P. Sargen*	45	Executive Vice President & Chief Financial Officer

F. Michael Zachara*	47	Vice President, General Counsel and Corporate Secretary

*Executive Officer

The Company's executive officers are elected by the Board of Directors and serve at the Board's discretion.

Mr. Klosk joined Cambrex in October 1992 and has served as President and Chief Executive Officer since May 2008.  He also became a member of the Board of Directors in May 2008.  Mr. Klosk joined the Company as Vice President, Administration.  He was appointed Executive Vice President, Administration in October 1996 and was promoted to the position of Executive Vice President, Administration and Chief Operating Officer for the Cambrex Pharma and Biopharmaceutical Business Unit in October 2003.  In January 2005, Mr. Klosk assumed direct responsibility for the leadership of the Biopharmaceutical Business Unit as Chief Operating Officer.  In August 2006, Mr. Klosk assumed the responsibility of the Pharma business as Executive Vice President and Chief Operating Officer – Biopharma & Pharma and in February 2007 was appointed to Executive Vice President, Chief Operating Officer & President, Pharmaceutical Products and Services.  From 1988 until he joined Cambrex, Mr. Klosk was Vice President, Administration and Corporate Secretary for The Genlyte Group, Inc.  From 1985 to 1988, he was Vice President, Administration for Lightolier, Inc., a subsidiary of The Genlyte Group, Inc.

Mr. Cavanagh joined Cambrex in January 2011 and currently serves as Executive Vice President and Chief Operating Officer.  From 2007 to 2009 Mr. Cavanagh was with Lonza, which purchased Cambrex Bioproducts, most recently as President of Lonza Bioscience.   From 1999 to 2007, Mr. Cavanagh was with Cambrex Bioproducts.  While at Cambrex Bioproducts, Mr. Cavanaugh held several positions including President of Cambrex Bioproducts.  Prior to joining Cambrex Bioproducts, Mr. Cavanagh held various management and engineering positions with FMC Corporation.

Mr. Farrell joined Cambrex in September 2005 as Corporate Controller and has also served as Vice President since July 2007.  In early 2008, Mr. Farrell was employed by PDI, Inc. as Vice President and Corporate Controller/Interim Chief Financial Officer.  Mr. Farrell returned to Cambrex in late 2008. From 1994 until 2005, he was with Ingersoll-Rand Company, most recently as Director, Accounting Policy, Procedures and External Reporting.  Mr. Farrell was with Ernst & Young from 1988 to 1994, most recently as Audit Manager.

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

Index

Mr. Sargen joined Cambrex in February 2003 and has served as Vice President and Chief Financial Officer since February 2007 and Executive Vice President and Chief Financial Officer since January 2011.  Mr. Sargen previously held the position of Vice President, Finance.  Previously, he was with Exp@nets, Inc. from 1999 through 2002, serving in the roles of Executive Vice President, Finance/Chief Financial Officer and Vice President/Corporate Controller.  From 1996 to 1998, he was with Fisher Scientific International’s Chemical Manufacturing Division, serving in the roles of Vice President, Finance and Controller.  Mr. Sargen has also held various positions in finance, accounting and audit with Merck & Company, Inc., Heat and Control, Inc., and Deloitte & Touche.

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

The remaining information required by this item will be included in the 2011 Proxy Statement and is incorporated herein by reference.

Item 11	Executive Compensation.

The remaining information required by this item will be included in the 2011 Proxy Statement and is incorporated herein by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The remaining information required by this item will be included in the 2011 Proxy Statement and is incorporated herein by reference.

Item 13	Certain Relationships and Related Transactions and Director Independence.

The remaining information required by this item will be included in the 2011 Proxy Statement and is incorporated herein by reference.

Item 14	Principal Accountant Fees and Services.

The remaining information required by this item will be included in the 2011 Proxy Statement and is incorporated herein by reference.

Index

PART IV

Item 15	Exhibits and Financial Statement Schedules.

(a) 1.  The following consolidated financial statements of the Company are filed as part of this report:

(a)  2.   (i)  The following schedule to the consolidated financial statements of the Company as filed herein and the Report of Independent Registered Public Accounting Firms are filed as part of this report.

Page Number
(in this report)

Schedule II – Valuation and Qualifying Accounts	81

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

(a)  3.   The exhibits filed in this report are listed in the Exhibit Index on pages 83 - 86.

Index

SCHEDULE II

CAMBREX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance Beginning of Year	Charged/ (Credited) to Cost and Expenses	Charged/ (Credited) to Other Accounts	Deductions	Balance End of Year
Description
Year ended December 31, 2010:
Doubtful trade receivables and returns and allowances	$627	$478	$(22)	$-	$1,083
Deferred tax valuation allowance	80,368	(1,799)	(720)	-	77,849
Year ended December 31, 2009:
Doubtful trade receivables and returns and allowances	$1,105	$(191)	$31	$318	$627
Deferred tax valuation allowance	79,230	103	1,035	-	80,368
Year ended December 31, 2008:
Doubtful trade receivables and returns and allowances	$560	$600	$(41)	$14	$1,105
Deferred tax valuation allowance	64,842	3,762	10,626	-	79,230

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/ Gregory P. Sargen
Gregory P. Sargen
Executive Vice President and Chief Financial Officer
Date: February 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	STEVEN M. KLOSK	President and Chief Executive Officer,	)
	Steven M. Klosk	and Director

/s/	GREGORY P. SARGEN	Executive Vice President and Chief Financial	)
	Gregory P. Sargen	Officer (Principal Financial Officer
and Accounting Officer)

/s/	JOHN R. MILLER*	Chairman of the Board of Directors	)
John R. Miller

/s/	DAVID R. BETHUNE *	Director	)
David R. Bethune

/s/	ROSINA B.DIXON*	Director	)
Rosina B. Dixon, M.D.

/s/	KATHRYN RUDIE HARRIGAN*	Director	)
Kathryn Rudie Harrigan, PhD

/s/	LEON J. HENDRIX, JR.*	Director	) February 11, 2011
Leon J. Hendrix, Jr.

/s/	ILAN KAUFTHAL*	Director	)
Ilan Kaufthal

/s/	WILLIAM KORB*	Director	)
William Korb

/s/	PETER G. TOMBROS*	Director	)
Peter G. Tombros

*By	/s/ STEVEN M. KLOSK	)
Steven M. Klosk
Attorney-in-Fact

Index

EXHIBIT INDEX

Exhibit No.		Description

2.1	--
Agreement for the sale and purchase of the entire issued share capital in each of Zenara Pharma Limited and Zenara Pharma Private Limited dated November 2, 2010, between Camzena Holdings Limited, NuLife (Cyprus) Limited, Ashok Srinivasan Narasimhan, Pradip Khodidas Dhamecna, Cambrex Corporation, Zenara Pharma Limited and Zenara Pharma Private Limited.(BB).

2.2	--	Asset purchase agreement dated as of August 7, 2003 between Rutherford Acquisition Corporation and Cambrex Corporation and The Sellers listed in the asset Purchase agreement.(W).

2.3	--	Stock Purchase Agreement dated October 23, 2006 between Lonza America Inc., Lonza Bioproducts AG, Lonza Sales AG, Lonza Group Limited and Cambrex Corporation and Subsidiaries.(Q – Exhibit 10.1).

3.1	--	Restated Certificate of Incorporation of registrant, as amended.(M).

3.2	--	By Laws of registrant, as amended.(M).

4.1	--	Form of Certificate for shares of Common Stock of registrant.(A - Exhibit 4(a)).

10.1	--	2009 Long Term Incentive Plan (V – Exhibit 1).

10.2	--	Directors’ Compensation Program.(Y).

10.3	--	Performance Share Agreement by and between Steven M. Klosk and Cambrex Corporation. (Z).

10.4	--	F. Michael Zachara Offer Letter.(Z).

10.5	--	Performance Share Units Agreement by and between Steven M. Klosk and Cambrex Corporation.(AA).

10.6	--	Performance Share Units Agreement by and between Gregory P. Sargen and Cambrex Corporation.(AA).

10.7	--
Credit Agreement dated as of April 6, 2007 between Cambrex Corporation, the subsidiary borrowers party hereto, the subsidiary guarantors party hereto, the lenders party hereto and JP Morgan Chase Bank, N.A., as Administrative Agent.(S).

10.8	--
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

10.9	--	Shawn P. Cavanagh Offer Letter.(CC).

10.10	--	Supplemental Executive Retirement Plan Change of Control Amendment.(U).

10.11	--	Employment Agreement dated January 17, 2011 between the registrant and Shawn P. Cavanagh.(CC).

10.12	--	1994 Stock Option Plan.(C).

10.13	--	1996 Performance Stock Option Plan.(G).

10.14	--	1998 Performance Stock Option Plan.(H).

10.15	--	2000 Employee Performance Stock Option Plan.(H).

10.16	--	Cambrex Corporation Savings Plan.(B).

10.17	--	Cambrex Corporation Supplemental Retirement Plan.(D).

10.18	--	Employment Agreement dated February 6, 2007 between the registrant and Gregory P. Sargen.(T).

10.19	--	Deferred Compensation Plan of Cambrex Corporation (as amended and restated as of March 1, 2001).(N).

10.20	--	Employment Agreement dated February 6, 2007 between the registrant and Paolo Russolo.(T).

10.21	--	2001 Performance Stock Option Plan.(I).

10.22	--	2003 Performance Stock Option Plan.(I).

10.23	--	2004 Performance Incentive Plan.(J).

10.24	--	Directors’ Common Stock Fee Payment Plan.(J).

10.25	--	2004 Incentive Plan.(L).

10.26	--	Administrative Consent Order dated September 16, 1985 of the New Jersey Department of Environmental Protection to Cosan Chemical Corporation.(A – Exhibit 10(q)).

Index

10.27	--	Registration Rights Agreement dated as of June 5, 2006 between the registrant and American Stock Transfer and Trust Company.(F).

10.28	--	Agreement to Lift Sales Restrictions on Certain Vested Options.(O).

10.29	--	Agreement to Accelerate Vesting of Certain Options.(P).

16.1	--	PricewaterhouseCoopers LLP Letter.(R).

21	--	Subsidiaries of registrant.(E).

23	--
Consent of BDO USA, LLP to the incorporation by reference of its report herein in Registration Statement Nos. 333-166260, 333-57404, 333-22017, 33-21374, 33-81782, 333-113612, 333-113613, 333-129473 and 333-136529 on Form S-8 of the registrant.(E).

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
___________________________
See legend on following page

Index

EXHIBIT INDEX

(A)	Incorporated by reference to the indicated Exhibit to registrant's Registration Statement on Form S-1 (Registration No. 33-16419).

(B)	Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81780) dated July 20, 1994.

(C)	Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81782) dated July 20, 1994.

(D)	Incorporated by reference to the registrant's Annual Report on Form 10-K for 1994.

(E)	Filed herewith.

(F)	Incorporated by reference to the registrant’s Registration Statement on Form 8-A dated May 25, 2006.

(G)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-22017) dated February 19, 1997.

(H)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-57404) dated March 22, 2001.

(I)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-113612) dated March 15, 2004.

(J)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-113613) dated March 15, 2004.

(K)	Furnished herewith.

(L)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-129473) dated November 4, 2005.

(M)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2007.

(N)	Incorporated by reference to registrant’s Annual Report on Form 10-K for year end 2005 filed May 26, 2006.

(O)	Incorporated by reference to registrant’s Current Report on Form 8-K dated November 7, 2006.

(P)	Incorporated by reference to registrant’s Current Report on Form 8-K dated June 7, 2005.

(Q)	Incorporated by reference to registrant’s Current Report on Form 8-K filed October 24, 2006.

(R)	Incorporated by reference to registrant’s Current Report on Form 8-K filed March 21, 2007.

(S)	Incorporated by reference to registrant’s Current Report on Form 8-K filed April 11, 2007.

(T)	Incorporated by reference to registrant’s Annual Report on Form 10-K for year end 2006 filed on March 15, 2007.

(U)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2008.

(V)	Incorporated by reference to registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders filed on March 20, 2009.

(W)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated November 10, 2003.

(X)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2007.

(Y)	Incorporated by reference to registrant's Annual Report on Form 10-K for year end 2009 filed on February 11, 2010.

(Z)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2010.

(AA)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2010.

Index

(BB)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated November 4, 2010.

(CC)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated January 13, 2011.