Form 10-Q
period 2011-03-31
CAMBREX CORP
filed 2011-05-06
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2011

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ________________________ to________________________

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

As of April 30, 2011, there were 29,419,055 shares outstanding of the registrant’s Common Stock, $.10 par value.

CAMBREX CORPORATION AND SUBSIDIARIES

CAMBREX CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This document may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities.  These statements may be identified by the fact that they use words such as “expects,” “anticipates,” “intends,” “estimates,” “believes” or similar expressions.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations.  The factors described in Item 1A of Part I contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010, captioned “Risk Factors,” or otherwise described in the Company’s filings with the Securities and Exchange Commission, as well as any cautionary language in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010, provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including but not limited to, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation disclosed in the Company’s public filings, changes in foreign exchange rates, uncollectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, and the Company’s ability to receive regulatory approvals for its products.

The forward-looking statements are based on the beliefs and assumptions of Company management and the information available to Company management at the time these disclosures were prepared.  Although the Company believes the expectations reflected in these statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.  The Company undertakes no obligation to update these forward-looking statements, even if the Company’s situation changes in the future.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
 (in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,342	$29,614
Trade receivables, net	38,458	39,025
Inventories, net	67,675	61,408
Prepaid expenses and other current assets	5,043	5,082
Total current assets	146,518	135,129

Property, plant and equipment, net	154,329	150,483
Goodwill	39,616	37,694
Intangible assets, net	4,883	4,687
Investment in partially-owned affiliate	19,344	19,709
Other non-current assets	3,590	4,049

Total assets	$368,280	$351,751
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,375	$19,480
Accrued expenses and other current liabilities	36,022	33,503
Total current liabilities	55,397	52,983

Long-term debt	117,900	115,900
Deferred income tax	18,489	17,893
Accrued pension and postretirement benefits	41,262	43,921
Other non-current liabilities	13,310	13,419
Total liabilities	246,358	244,116

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 31,409,638 shares at respective dates	3,140	3,140
Additional paid-in capital	101,200	101,271
Retained earnings	34,701	31,992
Treasury stock, at cost, 1,990,583 and 1,978,533 shares at respective dates	(16,809)	(16,876)
Accumulated other comprehensive loss	(310)	(11,892)

Total stockholders' equity	121,922	107,635

Total liabilities and stockholders' equity	$368,280	$351,751

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Income Statements
 (unaudited - in thousands, except per-share data)

	Three months ended March 31,
	2011	2010

Gross sales	$61,654	$56,155
Commissions, allowances and rebates	291	336

Net sales	61,363	55,819

Other	(778)	274

Net revenues	60,585	56,093

Cost of goods sold	43,130	41,600

Gross profit	17,455	14,493

Operating expenses:
Selling, general and administrative expenses	9,088	8,796
Research and development expenses	3,060	1,985
Total operating expenses	12,148	10,781

Operating profit	5,307	3,712

Other expenses/(income):
Interest expense, net	573	1,198
Other (income)/expenses, net	(3)	3
Equity in losses of partially-owned affiliate	364	-

Income before income taxes	4,373	2,511

Provision for income taxes	1,518	828

Income from continuing operations	2,855	1,683

Loss from discontinued operations, net of tax	(146)	-

Net income	$2,709	$1,683

Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.10	$0.06
Loss from discontinued operations, net of tax	$(0.01)	$-
Net Income	$0.09	$0.06

Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.10	$0.06
Loss from discontinued operations, net of tax	$(0.01)	$-
Net Income	$0.09	$0.06

Weighted average shares outstanding:
Basic	29,448	29,315
Effect of dilutive stock based compensation	70	59
Diluted	29,518	29,374

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (unaudited - in thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,709	$1,683
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	5,725	5,384
Increase in inventory reserve	44	276
Stock based compensation included in net income	325	489
Deferred income tax provision	(404)	(415)
Equity in losses of partially-owned affliliate	364	-
Other	6	(177)
Changes in assets and liabilities:
Trade receivables	1,926	(5,816)
Inventories	(3,339)	(3,424)
Prepaid expenses and other current assets	287	107
Accounts payable and other current liabilities	76	682
Other non-current assets and liabilities	(3,948)	(414)
Net cash provided by/(used in) operating activities	3,771	(1,625)

Cash flows from investing activities:
Capital expenditures	(1,690)	(2,716)
Acquisition of business, net of cash	-	(6,832)
Net cash used in investing activities	(1,690)	(9,548)

Cash flows from financing activities:
Long-term debt activity (including current portion):
Borrowings	4,900	6,700
Repayments	(2,900)	(3,400)
Other financing activities	(329)	(41)
Net cash provided by financing activities	1,671	3,259

Effect of exchange rate changes on cash and cash equivalents	1,976	(2,875)

Net increase/(decrease) in cash and cash equivalents	5,728	(10,789)

Cash and cash equivalents at beginning of period	29,614	52,365

Cash and cash equivalents at end of period	$35,342	$41,576

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

(1)	Basis of Presentation

Unless otherwise indicated by the context, "Cambrex" or the "Company" means Cambrex Corporation and subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared from the records of the Company.  In the opinion of management, the financial statements include all adjustments, which are of a normal and recurring nature, except as otherwise described herein, and are necessary for a fair statement of financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”).  These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2010.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the full year.

For the three months ended March 31, 2011 the Company recorded expense of $146, net of tax, as discontinued operations, primarily for legal expenses for environmental remediation related to sites of divested businesses.

(2)	Impact of Recently Issued Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements.”  This statement requires new disclosures and clarifies some existing disclosure requirements about fair value measurement.  Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The effect of adopting this pronouncement did not have an impact on the Company’s financial position or results of operations.

Revenue Recognition – Milestone Method

In April 2010, the Emerging Issues Task Force issued “Revenue Recognition – Milestone Method.”  This issue provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  This issue is effective on a prospective basis for milestones achieved in fiscal years beginning after June 15, 2010.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(3)	Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories at March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010

Finished goods	$26,568	$26,731
Work in process	21,406	17,852
Raw materials	14,798	12,183
Supplies	4,903	4,642
Total	$67,675	$61,408

(4)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2011, are as follows:

Balance as of January 1, 2011	$37,694
Translation effect	1,922
Balance as of March 31, 2011	$39,616

Acquired intangible assets, which are amortized, consist of the following:

		As of March 31, 2011
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology-based intangibles	20 years	$4,319	$(217)	$4,102
Customer-related intangibles	10 - 15 years	838	(57)	781
		$5,157	$(274)	$4,883

		As of December 31, 2010
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$4,062	$(153)	$3,909
Customer-related intangibles	10 - 15 years	828	(50)	778
		$4,890	$(203)	$4,687

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(4)	Goodwill and Intangible Assets (continued)

Amortization expense was $96 for the three months ended March 31, 2011.  Amortization expense for the three months ended March 31, 2010 was negligible.

Amortization expense related to current intangible assets is expected to be approximately $293 for 2011 and approximately $263 for each of the next four years.

(5)       Investment in Partially-Owned Affiliate

The Company owns an equity stake in Zenara Pharma for which the Company recorded a loss of $364 for the three months ended March 31, 2011, including amortization expense of $282.

(6)	Income Taxes

The Company recorded tax expense in continuing operations of $1,518 and $828 in the three months ended March 31, 2011 and 2010, respectively.  The increase is due primarily to higher pre-tax earnings.

 The Company expects to maintain a full valuation allowance against its net domestic, and certain foreign, deferred tax assets, subject to the consideration of all prudent and feasible tax planning strategies, until such time as the Company attains an appropriate level of future profitability and the Company is able to conclude that it is more likely than not that its deferred tax assets are realizable.

As of January 1, 2011 the Company had approximately $4,085 of unrecognized tax benefits, excluding interest and penalties.  During the three months ended March 31, 2011, the Company increased its unrecognized tax benefits by $340 and decreased its unrecognized tax benefits by $57 primarily for foreign currency translation.  Of the total balance of unrecognized tax benefits at March 31, 2011 approximately $3,942, if recognized, would impact the effective tax rate.

In 2009, a subsidiary of the Company was examined by a European tax authority, who challenged the business purpose of the deductibility of certain intercompany transactions from 2003.  In the fourth quarter of 2009, the tax authorities notified the Company that they disagreed with the Company’s responses to their formal assessments.  In the first quarter of 2010, the Company filed an appeal to litigate the matter.  The Company was notified in April that the first court date related to this matter is scheduled for June 2011.  Since any ruling reached by the court will likely be appealed, the final date of resolution and outcome of this matter is uncertain at this time.  However, it is possible that factors such as new developments, judgments, or settlements may require the Company to increase its reserve for unrecognized tax benefits by up to $8,500 or decrease its reserve by $5,700, including interest and penalties.  If the court rules against the Company in the subsequent court proceedings, a payment of between $6,000 and $9,000 including interest and penalties will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

In the next twelve months, the Company does not expect any material changes to its unrecognized tax benefits other than those disclosed above.

Tax years 2007 and forward are open to examination by the IRS within the U.S.  The Company is also subject to examinations in its non-U.S. jurisdictions for 2006 and later years.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(6)	Income Taxes (continued)

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

(7)	Derivatives and Hedging Activities

The Company operates internationally and is exposed to fluctuations in foreign exchange rates and interest rates in the normal course of business.  The Company considers the use of derivative financial instruments to reduce exposure to market risks resulting from fluctuations in interest rates and foreign exchange rates.

All financial instruments involve market and credit risks.  The Company is exposed to credit losses in the event of non-performance by the counterparties to the contracts.  While there can be no assurance, the Company does not anticipate non-performance by these counterparties.

Foreign Currency Forward Contracts

The Company enters into forward exchange contracts to hedge forecasted cash flows associated with foreign currency transaction exposures, as deemed appropriate.  This hedging strategy mitigates some of the impact of short-term foreign exchange rate movements on the Company's operating results, primarily in Sweden and Italy. The Company's primary market risk relates to exposures to foreign currency exchange rate fluctuations on transactions entered into by these international operations that are denominated primarily in U.S. dollars, Swedish krona, and euros.

 The Company's forward exchange contracts substantially offset gains and losses on the transactions being hedged.  The forward exchange contracts have varying maturities with none exceeding twelve months.

All forward contracts outstanding at March 31, 2011 have been designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives are not included in earnings but are included in accumulated other comprehensive income/(loss) (“AOCI”).  Changes in the fair value of the derivative instruments reported in AOCI will be recorded into earnings as a component of product revenue or expense, as applicable, when the forecasted transaction occurs.  The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company's financial results.

The notional amounts of foreign exchange forward contracts were $11,015 and $19,094 at March 31, 2011 and December 31, 2010, respectively.

Included in AOCI is the fair value of the Company’s forward exchange contracts which is a loss of $199 and $101 as of March 31, 2011 and December 31, 2010, respectively.  These losses are located under the caption “Accrued expenses and other current liabilities” on the balance sheet as of March 31, 2011 and December 31, 2010, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(7)	Derivatives and Hedging Activities (continued)

The Company recognized a pre-tax loss in other comprehensive income from foreign exchange contracts of $98 for the three months ended March 31, 2011.  The Company reclassified a pre-tax gain of $33 from AOCI into other revenue related to foreign exchange forward contracts for the three months ended March 31, 2011.  Assuming current market conditions continue, the entire amount recorded in AOCI related to foreign exchange forward contracts is expected to be recorded into other revenue within the next 12 months to reflect the fixed prices obtained from the forward contracts.

(8)	Fair Value Measurements

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2011 and December 31, 2010:

		Fair Value Measurements at March 31, 2011 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forwards, liabilities	$199	$-	$199	$-
Total	$199	$-	$199	$-

		Fair Value Measurements at December 31, 2010 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forwards, liabilities	$101	$-	$101	$-
Total	$101	$-	$101	$-

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(8)	Fair Value Measurements (continued)

As of March 31, 2011, there had not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there had not been any significant adverse impact to the Company’s derivative assets based on the Company’s evaluation of its counterparties’ credit risks.

The Company’s financial instruments also include cash and cash equivalents, accounts receivables, accounts payables and accrued liabilities.  The carrying amount of these instruments approximates fair value because of their short-term nature.

(9)	Restructuring Expenses

During the third quarter 2010 the Company finalized a plan to restructure its operations at a manufacturing site which resulted in a reduction in workforce of 32 employees.  The plan included certain one-time benefits for terminated employees, all of which will be paid in cash.

The following table reflects the activity related to the restructuring reserves through March 31, 2011:

		2011 Activity
	December 31, 2010 Reserve Balance	Expense	Cash Payments	Translation Effect	March 31, 2011 Reserve Balance

One-time employee benefits	886	-	(372)	45	559
	$886	$-	$(372)	$45	$559

It is expected that this reserve will be paid in full by December 31, 2013.

(10)	Stock Based Compensation

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for stock options granted to employees during the three months ended March 31, 2011 was $2.91.  No stock options were granted during the three months ended March 31, 2010.

For the three months ended March 31, 2011 and 2010, the Company recorded $245 and $257, respectively, in selling, general and administrative expenses for stock options.  As of March 31, 2011, the total compensation cost related to unvested stock options not yet recognized was $2,180.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.3 years.

For the three months ended March 31, 2011 and 2010, the Company recorded $54 and $195, respectively, in selling, general and administrative expenses for restricted stock awards.  As of March 31, 2011 the total compensation cost related to unvested restricted stock not yet recognized was $299.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.9 years.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(10)	Stock Based Compensation (continued)

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2011	1,853,793	$7.51
Granted	80,000	$5.12
Forfeited or expired	(14,582)	$21.87
Outstanding at March 31, 2011	1,919,211	$7.30
Exercisable at March 31, 2011	860,041	$9.69

The aggregate intrinsic value for all stock options outstanding as of March 31, 2011 was $833.  The aggregate intrinsic value for all stock options exercisable as of March 31, 2011 was $277.

The following table is a summary of the Company’s nonvested stock options and restricted stock:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2011	990,170	$2.57	105,324	$6.17
Granted	80,000	$2.91	-	$-
Vested during period	(5,000)	$1.83	(46,425)	$6.98
Forfeited	(6,000)	$3.39	-	$-
Nonvested at March 31, 2011	1,059,170	$2.60	58,899	$5.54

(11)	Comprehensive Income/(Expense)

The following table shows the components of comprehensive income/(expense) for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31,
	2011	2010

Net income	$2,709	$1,683
Foreign currency translation	11,374	(10,281)
Unrealized (loss)/gain on hedging contracts, net of tax	(66)	462
Pension, net of tax	274	257
Total	$14,291	$(7,879)

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(12)	Retirement Plans

Domestic Pension Plan

The components of net periodic benefit cost for the Company’s domestic plan for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended
	March 31,
	2011	2010

Components of net periodic benefit cost
Interest cost	$865	$880
Expected return on plan assets	(914)	(794)
Amortization of prior service costs	109	109
Recognized actuarial loss	115	107

Net periodic benefit cost	$175	$302

The Company contributed $3,450 to its U.S. defined-benefit pension plan during the first quarter of 2011 and expects to contribute an additional $1,505 during the remainder of 2011.

The Company’s Supplemental Executive Retirement Plan is non-qualified and unfunded.  Net periodic benefit costs for the three months ended March 31, 2011 and 2010 were $66 and $72, respectively.

International Pension Plan

The components of net periodic benefit cost for the Company’s international plan for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended
	March 31,
	2011	2010

Components of net periodic benefit cost
Service cost	$160	$145
Interest cost	237	215
Recognized actuarial loss	28	26
Amortization of prior service credit	(2)	(2)

Net periodic benefit cost	$423	$384

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

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of sites not owned by the Company and the Company's current and former operating sites.  These accruals were $7,036 and $7,017 at March 31, 2011 and December 31, 2010, respectively.  The increase in the accrual includes the impact of currency translation of $110 partially offset by payments of $91.  The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information become available.  Based upon available information and analysis, the Company's current accrual represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where full remediation costs may not be estimable at the reporting date.  Given the uncertainties regarding the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of its recorded liabilities.

CasChem

As a result of the sale of the Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company intends to implement a sampling plan at the property in 2012 pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs, if any.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(13)	Contingencies (continued)

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and a proposed remediation plan to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP subsequently rejected the remediation plan and requested additional investigative work at the site and that work is on-going.  The reserve was $1,062 at March 31, 2011 which was based on the initial remedial action plan.  The results of the additional investigative work may impact the remediation plan and costs.

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

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former subsidiaries of the Company are considered PRPs at the Berry’s Creek Superfund Site in New Jersey.  These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek Site.  The Company has joined the group of PRPs and filed a response to the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek Site.  The PRPs have engaged consultants to evaluate investigation and remedial alternatives and develop a method to allocate related costs among the PRPs.  As of March 31, 2011, the Company’s reserve was $111 to cover the initial phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is ongoing and at this time it is too early to predict the extent of any additional liabilities.

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

As of March 31, 2011, the reserve recorded by the Company for Nepera was $2,050 and represents the Company’s best estimate to complete both RODs.

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

Solvent Recoveries Superfund Site

A subsidiary of the Company is one of approximately 1,300 PRPs at a Superfund site in Southington, Connecticut, once operated by Solvent Recoveries, Inc.  The PRP group has completed a Remedial Investigation and Feasibility Study and the USEPA has proposed remediation of the site.  In 2008, the Company agreed to enter into a consent decree and settlement with the other PRPs and the USEPA whereby the Company agreed to pay a settlement amount of $353 with an initial payment of $106 and the remaining $247 to be paid in installments over time as the remediation proceeds.  The Company has reserved for the unpaid portion of the settlement and has entered into a letter of credit to guarantee the payment obligation under the settlement.

Newark Bay Complex Litigation

CasChem and Cosan have been named as two of several hundred third-party defendants in a third-party complaint filed in February 2009, by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”).  The original plaintiffs include the NJDEP, the Commissioner of the NJDEP and the Administrator of the New Jersey Spill Compensation Fund, which originally filed suit in 2005 against Maxus, Tierra and other defendants seeking recovery of cleanup and removal costs for alleged discharges of dioxin and other hazardous substances into the Passaic River, Newark Bay, Hackensack River, Arthur Kill, Kill Van Kull and adjacent waters (the “Newark Bay Complex”).  Maxus and Tierra are now seeking contributions from third-party defendants, including subsidiaries of the Company, for cleanup and removal costs for which each may be held liable in the lawsuit. Maxus and Tierra also seek recovery for cleanup and removal costs that each has incurred or will incur relating to the Newark Bay Complex.  The Company expects to vigorously defend against the lawsuit. At this time it is too early to predict whether the Company will have any liability in this matter.

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

Litigation and Other Matters

Lorazepam and Clorazepate

In 1998, the Company and a subsidiary were named as defendants along with Mylan Laboratories, Inc. (“Mylan”) and Gyma Laboratories, Inc. (“Gyma”) in a proceeding instituted by the Federal Trade Commission in the United States District Court for the District of Columbia (the “District Court”).  Suits were also commenced by several State Attorneys’ General and class action complaints by private plaintiffs in various state courts.  The suits alleged violations of the Federal Trade Commission Act arising from exclusive license agreements between the Company and Mylan covering two active pharmaceutical ingredients (Lorazepam and Clorazepate).

         All cases have been resolved except for one brought by four health care insurers. In the remaining case the District Court entered judgment after trial in 2008 against Mylan, Gyma and Cambrex in the amount of $8,355, payable jointly and severally, and also a punitive damage award against each defendant in the amount of $16,709.  In addition, the District Court ruled that the defendants were subject to a total of approximately $7,000 in prejudgment interest.  In January 2011, the Court of Appeals remanded the case to the district court to determine which parties were properly before the court and to what extent the removal of certain parties from the case that do not meet jurisdictional requirements may affect damages. The Court of Appeals further declined to issue an opinion with respect to the merits of Mylan, Gyma and Cambrex’s objections to the jury’s damage award until such time as the jurisdiction issue is resolved by the district court.

        Cambrex paid $12,415 in exchange for a release from Mylan and full indemnity in 2003 against future costs or liabilities in related litigation brought by the purchasers of Lorazepam and Clorazepate, as well as potential future claims related to the ongoing matter.  In the event of a final settlement or final judgment, Cambrex expects any payment required by the Company to be made by Mylan under the indemnity described above.

CAMBREX CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following significant events occurred during the first quarter of 2011:

•	Sales increased 9.8% on a reported basis compared to the first quarter of 2010. Sales, excluding currency impact, increased 6.9%.
•	Gross margins increased on a reported basis to 28.3% from 25.8% in the first quarter of 2010. Gross margin, excluding currency impact, increased to 30.8% in the first quarter of 2011.
•	Debt, net of cash, decreased $3,728 during the first quarter of 2011.

Results of Operations

Comparison of First Quarter of 2011 versus First Quarter of 2010

Gross sales in the first quarter of 2011 of $61,654 were $5,499 or 9.8% higher than the first quarter of 2010.  Excluding a 2.9% favorable impact of foreign exchange reflecting a weaker U.S. dollar compared to the first quarter of 2010, sales increased 6.9%.  The increase is primarily due to higher volumes of an active pharmaceutical ingredient (“API”) to a customer who experienced a disruption in their supply chain for most of 2010, higher volumes of generic APIs and increased volumes for a recently approved product.  These increases were partially offset by lower custom development and drug delivery shipments and lower pricing across several product categories.

Gross margins in the first quarter of 2011 increased to 28.3% from 25.8% in the first quarter of 2010.  Excluding an unfavorable impact from foreign currency, first quarter of 2011 margins increased to 30.8%.  Gross margins were positively impacted by higher sales and production volumes and lower production costs, partially offset by lower pricing.

The following table reflects sales by geographic area for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010

Europe	$35,560	$29,044
North America	20,604	23,577
Asia	3,618	2,030
Other	1,872	1,504
Total gross sales	$61,654	$56,155

Selling, general and administrative (“SG&A”) expenses of $9,088 in the first quarter of 2011 increased compared to $8,796 in the first quarter of 2010.  The increase is primarily the result of unfavorable foreign exchange.  SG&A, as a percentage of gross sales, was 14.7% and 15.7% in the first quarters of 2011 and 2010, respectively.

Results of Operations (continued)

Comparison of First Quarter of 2011 versus First Quarter of 2010 (continued)

Research and development (“R&D”) expenses of $3,060 were 5.0% of gross sales in the first quarter of 2011, compared to $1,985 or 3.5% of gross sales in the first quarter of 2010.  The increase is primarily due to the March 2010 acquisition of IEP GmbH, the development of new products and technology platforms and reduced utilization of certain R&D personnel on revenue-generating custom development projects resulting in these costs being expensed rather than absorbed into cost of sales or inventory.

Operating profit in the first quarter of 2011 was $5,307 compared to $3,712 in the first quarter of 2010.  As described above, higher gross profit partially offset by higher operating expenses and the negative impact of foreign exchange contributed to higher operating profit.

Net interest expense was $573 in the first quarter of 2011 compared to $1,198 in the first quarter of 2010.  The average interest rate on debt was 1.6% in the first quarter of 2011 versus 3.6% in the first quarter of 2010.  The Company had higher fixed rate debt of 4.48% (representing approximately 48% of the average debt) in the first quarter of 2010.  The swaps associated with this fixed rate debt expired in October 2010 resulting in a lower weighted average interest rate in the current quarter.

Equity in losses of partially-owned affiliate of $364, including amortization expense of $282, in the first quarter of 2011 represents the Company’s portion of Zenara Pharma’s net loss.

The tax provision from continuing operations in the first quarter of 2011 was $1,518 compared to $828 in the first quarter of 2010.  The increase is primarily due to higher pre-tax earnings.  The Company expects to maintain a full valuation allowance against its net domestic, and certain foreign, deferred tax assets, subject to the consideration of all prudent and feasible tax planning strategies, until such time as the Company attains an appropriate level of future profitability and the Company is able to conclude that it is more likely than not that its deferred tax assets are realizable.  If the Company continues to report pre-tax losses in the United States and certain foreign jurisdictions, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits.  As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

In 2009, a subsidiary of the Company was examined by a European tax authority, who challenged the business purpose of the deductibility of certain intercompany transactions from 2003.  In the fourth quarter of 2009, the tax authorities notified the Company that they disagreed with the Company’s responses to their formal assessments.  In the first quarter of 2010, the Company filed an appeal to litigate the matter.  The Company was notified in April that the first court date related to this matter is scheduled for June 2011.  Since any ruling reached by the court will likely be appealed, the final date of resolution and outcome of this matter is uncertain at this time.  However, it is possible that factors such as new developments, judgments, or settlements may require the Company to increase its reserve for unrecognized tax benefits by up to $8,500 or decrease its reserve by $5,700, including interest and penalties.  If the court rules against the Company in the subsequent court proceedings, a payment of between $6,000 and $9,000 including interest and penalties will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

Income from continuing operations in the first quarter of 2011 was $2,855, or $0.10 per diluted share, versus $1,683, or $0.06 per diluted share in the same period a year ago.

Liquidity and Capital Resources

Cash and cash equivalents increased $5,728 in the first three months of 2011.   During the first three months of 2011, cash provided by operations was $3,771 versus cash used in operations of $1,625 in the same period a year ago.  Cash flows provided by operations in the first three months of 2011 compared to the first three months of 2010 was favorably impacted by greater cash collections of accounts receivable partially offset by higher pension contributions of $3,225.

Cash flows in the first three months of 2011 related to capital expenditures were $1,690 compared to $2,716 in 2010.  The majority of the funds in 2011 and 2010 were used for capital improvements to existing facilities.

Cash flows provided by financing activities in the first three months of 2011 were $1,671 compared to $3,259 in the same period a year ago.  Cash inflows in 2011 and 2010 related to net borrowings from the Company’s credit facility.

The Company believes that cash flows from operations along with funds available from a revolving line of credit will be adequate to meet the operational and debt servicing needs of the Company, but no assurances can be given that this will continue to be the case.

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, returns on assets within the Company’s domestic pension plans that are significantly below expected performance, as well as other factors.  See the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2010 for further explanation of factors that may negatively impact the Company’s cash flows.  Any change in the current status of these factors could adversely impact the Company’s ability to fund operating cash flow requirements.

The Company was in compliance with all financial covenants at March 31, 2011.

Impact of Recent Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements.”  This statement requires new disclosures and clarifies some existing disclosure requirements about fair value measurement.  Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The effect of adopting this pronouncement did not have an impact on the Company’s financial position or results of operations.

Revenue Recognition – Milestone Method

In April 2010, the Emerging Issues Task Force issued “Revenue Recognition – Milestone Method.”  This issue provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  This issue is effective on a prospective basis for milestones achieved in fiscal years beginning after June 15, 2010.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first three months of 2011.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first three months of 2011.  For a discussion of the Risk Factors, Refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.

Item 5.	Other Information

On May 4, 2011, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware eliminating the Company’s Series F Junior Participating Cumulative Preferred Stock (the “Series F Preferred”).  The Series F Preferred was designated in connection with the execution of the Rights Agreement, dated June 5, 2006, between the Company and American Stock Transfer and Trust Company, as rights agent (the “Rights Agreement”) in which the Company set forth the terms of certain rights to purchase Series F Preferred upon the occurrence of certain events associated with an attempted takeover of the Company.  The rights granted by the Rights Agreement terminated at the close of business on December 31, 2007 without any shares of Series F Preferred being issued.  As a result, the Board of Directors of the Company has determined that the Series F Preferred should be eliminated from the Restated Certificate of Incorporation of the Company, as amended.

Item 6.	Exhibits

1. Exhibit 3.1 – Restated Certificate of Incorporation of registrant, as amended.

2. Exhibit 10.1—2009 Long-Term Incentive Plan (as amended and restated as of April 28, 2011).

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

Dated:  May 6, 2011