Form 10-Q
period 2011-06-30
CAMBREX CORP
filed 2011-08-04
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2011

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________________ to ____________________
Commission file number 1-10638

CAMBREX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-2476135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ONE MEADOWLANDS PLAZA, EAST RUTHERFORD, NEW JERSEY 07073
(Address of principal executive offices)

(201) 804-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒.   No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
 Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐.   No ☒.

As of July 29, 2011, there were 29,431,884 shares outstanding of the registrant’s Common Stock, $.10 par value.

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

Part I - FINANCIAL INFORMATION

Item 1.             Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
 (in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,911	$29,614
Trade receivables, net	38,273	39,025
Inventories, net	67,961	61,408
Prepaid expenses and other current assets	7,891	5,082
Total current assets	155,036	135,129

Property, plant and equipment, net	152,057	150,483
Goodwill	40,177	37,694
Intangible assets, net	4,898	4,687
Investment in partially-owned affiliate	18,878	19,709
Other non-current assets	2,994	4,049
Total assets	$374,040	$351,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,619	$19,480
Accrued expenses and other current liabilities	36,926	33,503
Current portion of long-term debt	116,400	—
Total current liabilities	172,945	52,983

Long-term debt	—	115,900
Deferred income tax	18,790	17,893
Accrued pension and postretirement benefits	40,206	43,921
Other non-current liabilities	13,332	13,419
Total liabilities	245,273	244,116

Stockholders’ equity:
Common stock, $.10 par value; authorized 100,000,000, issued 31,409,638 shares at respective dates	3,140	3,140
Additional paid-in capital	101,626	101,271
Retained earnings	39,458	31,992
Treasury stock, at cost, 1,990,583 and 1,978,533 shares at respective dates	(16,809)	(16,876)
Accumulated other comprehensive gain/(loss)	1,352	(11,892)

Total stockholders’ equity	128,767	107,635

Total liabilities and stockholders’ equity	$374,040	$351,751

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Income Statements
 (unaudited - in thousands, except per-share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Gross sales	$67,484	$57,403	$129,138	$113,558
Commissions, allowances and rebates	523	376	814	712
Net sales	66,961	57,027	128,324	112,846

Other	1,421	1,190	643	1,464
Net revenues	68,382	58,217	128,967	114,310

Cost of goods sold	49,325	40,284	92,455	81,884
Gross profit	19,057	17,933	36,512	32,426

Operating expenses:
Selling, general and administrative expenses	9,191	8,184	18,279	16,980
Research and development expenses	2,572	2,841	5,632	4,826
Total operating expenses	11,763	11,025	23,911	21,806

Operating profit	7,294	6,908	12,601	10,620

Other expenses/(income):
Interest expense, net	605	1,171	1,178	2,369
Other (income)/expenses, net	(282)	14	(285)	17
Equity in losses of partially-owned affiliate	303	—	667	—
Income before income taxes	6,668	5,723	11,041	8,234

Provision for income taxes	1,911	2,057	3,429	2,885
Income from continuing operations	4,757	3,666	7,612	5,349

Income/(loss) from discontinued operations, net of tax	—	1,105	(146)	1,105

Net income	$4,757	$4,771	$7,466	$6,454

Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.16	$0.12	$0.26	$0.18
Income/(loss) from discontinued operations, net of tax	$—	$0.04	$(0.01)	$0.04
Net Income	$0.16	$0.16	$0.25	$0.22

Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.16	$0.12	$0.26	$0.18
Income/(loss) from discontinued operations, net of tax	$—	$0.04	$(0.01)	$0.04
Net Income	$0.16	$0.16	$0.25	$0.22

Weighted average shares outstanding:
Basic	29,419	29,333	29,433	29,324
Effect of dilutive stock based compensation	74	71	57	78
Diluted	29,493	29,404	29,490	29,402

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (unaudited - in thousands)

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$7,466	$6,454
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	11,603	10,610
Increase in inventory reserve	696	259
Stock based compensation included in net income	753	1,003
Deferred income tax provision	(69)	(214)
Equity in losses of partially-owned affliliate	667	—
Other	(69)	(164)
Changes in assets and liabilities:
Trade receivables	2,365	(2,442)
Inventories	(4,093)	(4,419)
Prepaid expenses and other current assets	(2,629)	(1,717)
Accounts payable and other current liabilities	945	(255)
Other non-current assets and liabilities	(4,169)	963
Discontinued operations:
Non-cash net benefit	—	(1,105)
Net cash provided by operating activities	13,466	8,973

Cash flows from investing activities:
Capital expenditures	(4,690)	(5,097)
Acquisition of business, net of cash	—	(6,897)
Net cash used in investing activities	(4,690)	(11,994)

Cash flows from financing activities:
Long-term debt activity (including current portion):
Borrowings	4,900	7,300
Repayments	(4,400)	(28,100)
Other financing activities	(332)	(46)
Net cash provided by/(used in) financing activities	168	(20,846)

Effect of exchange rate changes on cash and cash equivalents	2,353	(5,412)

Net increase/(decrease) in cash and cash equivalents	11,297	(29,279)

Cash and cash equivalents at beginning of period	29,614	52,365

Cash and cash equivalents at end of period	$40,911	$23,086

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

(1)       Basis of Presentation

Unless otherwise indicated by the context, “Cambrex” or the “Company” means Cambrex Corporation and subsidiaries.

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

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results expected for the full year.

For the six months ended June 30, 2011 the Company recorded expense of $146, net of tax, as discontinued operations, primarily for expenses for environmental remediation related to sites of divested businesses.  For the three and six months ended June 30, 2010 the Company recorded a benefit of $1,652 as a result of the expiration of a contingent liability and charges of $547 for environmental remediation related to sites of divested businesses as discontinued operations.

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

Comprehensive Income

In June 2011, the FASB issued “Comprehensive Income – Presentation of Comprehensive Income”.  This statement gives companies two options for presenting other comprehensive income (“OCI”), which currently is included as part of the statement of shareholder’s equity.  An OCI statement can be included within the income statement, which together will make a statement of total comprehensive income.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(2)       Impact of Recently Issued Accounting Pronouncements (continued)

Alternatively, companies can have an OCI statement separate from an income statement, but the two statements will have to appear consecutively within a financial report.  This statement is effective for fiscal quarters and years beginning after December 15, 2011.  The effect of adopting this statement will not have an impact on the Company’s financial position or results of operations.

(3)       Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories at June 30, 2011 and December 31, 2010 consist of the following:

	June 30,	December 31,
	2011	2010

Finished goods	$28,771	$26,731
Work in process	20,083	17,852
Raw materials	14,036	12,183
Supplies	5,071	4,642
Total	$67,961	$61,408

 (4)      Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2011, is as follows:

Balance as of January 1, 2011	$37,694
Translation effect	2,483
Balance as of June 30, 2011	$40,177

    Acquired intangible assets, which are amortized, consist of the following:

		As of June 30, 2011
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$4,394	$(275)	$4,119
Customer-related intangibles	10 - 15 years	853	(74)	779
		$5,247	$(349)	$4,898

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

The change in the gross carrying amount is primarily due to the impact of foreign currency.

Amortization expense was $68 and $164 for the three and six months ended June 30, 2011, respectively. Amortization expense was $59 for both the three and six months ended June 30, 2010.

Amortization expense related to current intangible assets is expected to be approximately $273 for 2011 and approximately $270 for each of the next four years.

(5)       Investment in Partially-Owned Affiliate

The Company owns an equity stake in Zenara Pharma for which the Company recorded a loss of $303 and $667 for the three and six months ended June 30, 2011, respectively.  These amounts include amortization expense of $288 and $570, respectively.

(6)       Income Taxes

The Company recorded tax expense in continuing operations of $1,911 and $3,429 in the three and six months ended June 30, 2011, respectively, compared to $2,057 and $2,885 in the three and six months ended June 30, 2010, respectively.  The decrease for the three months ended June 30, 2011 is due primarily to the geographic mix of income. The increase for the six months ended June 30, 2011 is due primarily to higher pre-tax earnings.

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

As of January 1, 2011 the Company had approximately $4,085 of unrecognized tax benefits, excluding interest and penalties.  During the three and six months ended June 30, 2011, the Company increased its unrecognized tax benefits by $179 and $519, respectively, and decreased its unrecognized tax benefits by $0 and $57, respectively, primarily for current period tax positions and foreign currency translation.  Of the total balance of unrecognized tax benefits at June 30, 2011 approximately $4,120, if recognized, would impact the effective tax rate.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(6)       Income Taxes (continued)

In 2009, a subsidiary of the Company was examined by a European tax authority, who challenged the business purpose of the deductibility of certain intercompany transactions from 2003.  In the fourth quarter of 2009, the tax authorities notified the Company that they disagreed with the Company’s responses to their formal assessments.  In the first quarter of 2010, the Company filed an appeal to litigate the matter.  The first court date related to this matter was held in June 2011.  The court issued its ruling in favor of the Company in June, however, this ruling only applied to the smaller of the two assessments made by the authorities related to this matter.  The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may likely be appealed, and as such the final date of resolution and outcome of this matter are uncertain at this time.  However, it is possible that factors such as new developments, judgments, or settlements may require the Company to increase its reserve for unrecognized tax benefits by up to $8,500 or decrease its reserve by $5,800, including interest and penalties.  If the court rules against the Company in subsequent court proceedings, a payment of between $6,000 and $9,000 including interest and penalties will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

In the next twelve months, the Company does not expect any material changes to its unrecognized tax benefits other than those disclosed above.

Tax years 2007 and forward in the U.S. are open to examination by the IRS.  The Company is also subject to examinations in its non-U.S. jurisdictions for 2006 and later years.

The Company is also subject to audits in various states for various years in which it has filed income tax returns.  In June 2011, the Company was notified by the New York tax authorities that its examination of open tax years was closed with no significant changes to the Company’s tax positions.  Previous state audits have resulted in immaterial adjustments.  Open years for the majority of states where the Company files are 2006 and forward.

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

Foreign Currency Forward Contracts

The Company enters into forward exchange contracts to hedge forecasted cash flows associated with foreign currency transaction exposures, as deemed appropriate.  This hedging strategy mitigates some of the impact of short-term foreign exchange rate movements on the Company’s operating results, primarily in Sweden and Italy. The Company’s primary market risk relates to exposures to foreign currency exchange rate fluctuations on transactions entered into by these international operations that are denominated primarily in U.S. dollars, Swedish krona, and euros.

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

All forward contracts outstanding at June 30, 2011 have been designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives are not included in earnings but are included in accumulated other comprehensive income/(loss) (“AOCI”).  Changes in the fair value of the derivative instruments reported in AOCI will be recorded into earnings as a component of product revenue or expense, as applicable, when the forecasted transaction occurs.  The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company’s financial results.

The notional amounts of foreign exchange forward contracts were $14,386 and $19,094 at June 30, 2011 and December 31, 2010, respectively.

Included in AOCI is the fair value of the Company’s forward exchange contracts which is a loss of $258 and $101 as of June 30, 2011 and December 31, 2010, respectively.  These losses are located under the caption “Accrued expenses and other current liabilities” on the balance sheet as of June 30, 2011 and December 31, 2010, respectively.

The Company recognized a pre-tax loss in OCI from foreign exchange contracts of $59 and $157 for the three and six months ended June 30, 2011, respectively.  The Company reclassified a pre-tax gain of $106 and $139 from AOCI into other revenue related to foreign exchange forward contracts for the three and six months ended June 30, 2011, respectively.  Assuming current market conditions continue, the entire amount recorded in AOCI related to foreign exchange forward contracts is expected to be recorded into other revenue within the next 12 months to reflect the fixed prices obtained from the forward contracts.

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(8)       Fair Value Measurements (continued)

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements at June 30, 2011 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forwards,
liabilities	$258	$—	$258	$—
Total	$258	$—	$258	$—

		Fair Value Measurements at December 31, 2010 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forwards,
liabilities	$101	$—	$101	$—
Total	$101	$—	$101	$—

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

As of June 30, 2011, there had not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there had not been any significant adverse impact to the Company’s derivative assets based on the Company’s evaluation of its counterparties’ credit risks.

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(9)       Restructuring Expenses (continued)

The following table reflects the activity related to the restructuring reserves through June 30, 2011:

		2011 Activity
	December 31,				June 30,
	2010				2011
	Reserve Balance	Expense	Cash Payments	Translation Effect	Reserve Balance

One-time employee benefits	886	—	(468)	44	462
	$886	$—	$(468)	$44	$462

It is expected that this reserve will be paid in full by December 31, 2013.

(10)    Stock Based Compensation

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for stock options granted to employees during the six months ended June 30, 2011 was $2.91.  The weighted-average fair value per share for stock options granted to employees during the three and six months ended June 30, 2010 was $2.45.

For the three months ended June 30, 2011 and 2010, the Company recorded $254 and $296, respectively, in selling, general and administrative expenses for stock options.  For the six months ended June 30, 2011 and 2010, the Company recorded $499 and $553, respectively, in selling, general and administrative expenses for stock options.  As of June 30, 2011, the total compensation cost related to unvested stock options not yet recognized was $1,927.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.1 years.

For the three months ended June 30, 2011 and 2010, the Company recorded $148 and $198, respectively, in selling, general and administrative expenses for restricted stock awards.  For the six months ended June 30, 2011 and 2010, the Company recorded $202 and $393, respectively, in selling, general and administrative expenses for restricted stock awards.  As of June 30, 2011 the total compensation cost related to unvested restricted stock not yet recognized was $472.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of one year.

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2011	1,853,793	$7.51
Granted	80,000	$5.12
Forfeited or expired	(14,582)	$21.87
Outstanding at March 31, 2011	1,919,211	$7.30
Forfeited or expired	(36,000)	$20.41
Outstanding at June 30, 2011	1,883,211	$7.05
Exercisable at June 30, 2011	945,291	$8.69

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(10)    Stock Based Compensation (continued)

The aggregate intrinsic values for all stock options outstanding and exercisable as of June 30, 2011 were $172 and $73, respectively.

The following table is a summary of the Company’s nonvested stock options and restricted stock:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2011	990,170	$2.57	105,324	$6.17
Granted	80,000	$2.91	—	$—
Vested during period	(5,000)	$1.83	(46,425)	$6.98
Forfeited	(6,000)	$3.39	—	$—
Nonvested at March 31, 2011	1,059,170	$2.60	58,899	$5.54
Granted	—	$—	61,072	$5.24
Vested during period	(121,250)	$2.14	—	$—
Nonvested at June 30, 2011	937,920	$2.66	119,971	$5.39

 (11)   Comprehensive Income/(Expense)

The following table shows the components of comprehensive income/(expense) for the three and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$4,757	$4,771	$7,466	$6,454
Foreign currency translation	1,445	(15,083)	12,819	(25,364)
Unrealized (loss)/gain on hedging contracts, net of tax	(52)	404	(118)	866
Pension, net of tax	269	256	543	513
Total	$6,419	$(9,652)	$20,710	$(17,531)

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

 (12)   Retirement Plans

Domestic Pension Plan

The components of net periodic benefit cost for the Company’s domestic plan for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Components of net periodic benefit cost
Interest cost	$865	$879	$1,730	$1,759
Expected return on plan assets	(914)	(794)	(1,828)	(1,588)
Amortization of prior service costs	109	109	218	218
Recognized actuarial loss	115	107	230	214
Net periodic benefit cost	$175	$301	$350	$603

The Company contributed $3,951 to its U.S. defined-benefit pension plan during the first six months of 2011 and expects to contribute an additional $422 during the remainder of 2011.

The Company’s Supplemental Executive Retirement Plan is non-qualified and unfunded.  Net periodic benefit costs for the three months ended June 30, 2011 and 2010 were $66 and $73, respectively.  Net periodic benefit costs for the six months ended June 30, 2011 and 2010 were $132 and $145, respectively.

International Pension Plan

The components of net periodic benefit cost for the Company’s international plan for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$160	$144	$320	$289
Interest cost	237	214	474	429
Recognized actuarial loss	28	26	56	52
Amortization of prior service credit	(2)	(1)	(4)	(3)
Net periodic benefit cost	$423	$383	$846	$767

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

It is the Company’s policy to record appropriate liabilities for environmental matters where remedial efforts are probable and the costs can be reasonably estimated.  Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work.  Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company.  The resolution of such matters often spans several or more years and frequently involves regulatory oversight or adjudication.  Additionally, many remediation requirements are fluid and are likely to be affected by future technological, site, and regulatory developments.  Consequently, the ultimate liability with respect to such matters, as well as the timing of cash disbursements cannot be determined with certainty.

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of applicable sites not owned by the Company and the Company’s current and former operating sites.  These reserves were $7,064 and $7,017 at June 30, 2011 and December 31, 2010, respectively.  The increase in the reserve includes the impact of currency translation of $96 and adjustments to reserves of $79 partially offset by payments of $128.  The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information become available.  Based upon available information and analysis, the Company’s current reserve represents management’s best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where full remediation costs may not be estimable at the reporting date.  Given the uncertainties regarding the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

CasChem

As a result of the sale of the Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company intends to implement a sampling plan at the property in 2012 pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company’s future liability for remediation costs, if any.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(13)    Contingencies (continued)

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and a proposed remediation plan to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP subsequently rejected the remediation plan and requested additional investigative work at the site and that work is on-going.  The reserve was $1,032 at June 30, 2011 which was based on the initial remedial action plan.  The results of the additional investigative work may impact the remediation plan and costs.

         Additionally, the Company has a reserve of $895 for the Cosan Carlstadt, New Jersey site based on the investigations completed to date and the proposed remediation plan submitted to the NJDEP for its approval. The NJDEP has subsequently required the Company to perform additional investigative work prior to approval of the remediation plan.  The results of this additional investigative work may impact the remediation plan and costs.  The NJDEP has advised the Company that the site will be placed in the NJDEP’s private oversight program.  Under the program the Company will be required to implement a remediation plan in 2012.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former subsidiaries of the Company are considered PRPs at the Berry’s Creek Superfund Site in New Jersey.  These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek Site.  The Company has joined the group of PRPs and filed a response to the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek Site. The PRPs have engaged consultants to evaluate investigation and remedial alternatives and develop a method to allocate related costs among the PRPs.  As of June 30, 2011, the Company’s reserve was $111 to cover the initial phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is ongoing and at this time it is too early to predict the extent of any additional liabilities.

 Maybrook and Harriman Sites

The Company’s Nepera, Inc. subsidiary (“Nepera”) is named a PRP of the Maybrook Site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex’s acquisition of Nepera in 1986.  The USEPA also issued the Company a Notice of Potential Liability and the Company signed a consent decree to complete the Record of Decision (“ROD”) and has provided the USEPA with appropriate financial assurance to guarantee the obligation under the consent decree.  The PRPs intend to begin to implement remedial action at this site in the third quarter of 2011.

Nepera is also named a responsible party of its former Harriman, New York production facility by the New York State Department of Environmental Conservation (“NYSDEC”).  A final ROD was issued which describes the remediation plan for the site.  Implementation of the ROD is on-going.  In December 2010 the NYSDEC notified Cambrex, Pfizer, and the current owners of the property that they intended to combine the investigation and remediation being conducted by various parties pursuant to different regulatory programs under one regulatory umbrella.  This development could potentially lead to increased liabilities for the Company.  There are on-going discussions between the NYSDEC and all parties to try to resolve this matter.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(13)    Contingencies (continued)

As of June 30, 2011, the reserve recorded by the Company for Nepera was $2,050 and represents the Company’s best estimate to complete both RODs.

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

Solvent Recoveries Superfund Site

A subsidiary of the Company is one of approximately 1,300 PRPs at a Superfund site in Southington, Connecticut, once operated by Solvent Recoveries, Inc.  The PRP group has completed a Remedial Investigation and Feasibility Study and the USEPA has proposed remediation of the site.  In 2008, the Company agreed to enter into a consent decree and settlement with the other PRPs and the USEPA whereby the Company agreed to pay a settlement amount of $353 with an initial payment of $106 and the remaining $247 to be paid in installments over time as the remediation proceeds.  The Company has reserved for the unpaid portion of the settlement and has issued a letter of credit to guarantee the payment obligation under the settlement.

Newark Bay Complex Litigation

CasChem and Cosan have been named as two of several hundred third-party defendants in a third-party complaint filed in February 2009, by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”).  The original plaintiffs include the NJDEP, the Commissioner of the NJDEP and the Administrator of the New Jersey Spill Compensation Fund, which originally filed suit in 2005 against Maxus, Tierra and other defendants seeking recovery of cleanup and removal costs for alleged discharges of dioxin and other hazardous substances into the Passaic River, Newark Bay, Hackensack River, Arthur Kill, Kill Van Kull and adjacent waters (the “Newark Bay Complex”).  Maxus and Tierra are now seeking contributions from third-party defendants, including subsidiaries of the Company, for cleanup and removal costs for which each may be held liable in the primary lawsuit. Maxus and Tierra also seek recovery for cleanup and removal costs that each has incurred or will incur relating to the Newark Bay Complex.  The Company expects to vigorously defend against the lawsuit. At this time it is too early to predict whether the Company will have any liability in this matter.

The Company is involved in other environmental matters where the range of liability is not reasonably estimable at this time and it is not foreseeable when information will become available to provide a basis for adjusting or recording a reserve, should a reserve ultimately be required.

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

In 2003, Cambrex paid $12,415 to Mylan in exchange for a release and full indemnity against future costs or liabilities in related litigation brought by the purchasers of Lorazepam and Clorazepate, as well as potential future claims related to the ongoing matter.  In the event of a final settlement or final judgment, Cambrex expects any payment required by the Company to be made by Mylan under the indemnity described above.

CAMBREX CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share data)

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following significant events occurred during the second quarter of 2011:

●	Sales increased 17.6% on a reported basis compared to the second quarter of 2010. Sales, excluding currency impact, increased 6.9%.
●	Gross margins decreased on a reported basis to 28.2% from 31.2% in the second quarter of 2010. Gross margin, excluding currency impact, decreased to 30.5% in the second quarter of 2011.
●	Debt, net of cash, decreased $7,072 during the second quarter of 2011.

Results of Operations

Comparison of Second Quarter of 2011 versus Second Quarter of 2010

Gross sales in the second quarter of 2011 of $67,484 were $10,081 or 17.6% higher than the second quarter of 2010.  Excluding a 10.7% favorable impact of foreign exchange reflecting a weaker U.S. dollar compared to the second quarter of 2010, sales increased 6.9%.  The increase is primarily due to higher volumes of an active pharmaceutical ingredient (“API”) to a customer who experienced a disruption in their supply chain for most of 2010, higher volumes of generic APIs and increased volumes for a recently approved product. These increases were partially offset by the timing of orders for certain products, lower custom development shipments and lower pricing across several product categories.

Gross margins in the second quarter of 2011 decreased to 28.2% from 31.2% in the second quarter of 2010.  Excluding an unfavorable impact from foreign currency, second quarter of 2011 margins decreased to 30.5%.  Gross profit in the second quarter of 2011 was $19,057 compared to $17,933 in the same period last year.  The decline in gross margins was a result of lower pricing partially offset by higher production volumes, favorable product mix and lower production costs.

The following table reflects sales by geographic area for the three months ended June 30, 2011 and 2010:

	Three months ended June 30,
	2011	2010

Europe	$41,848	$30,136
North America	19,864	20,329
Asia	2,190	4,427
Other	3,582	2,511
Total gross sales	$67,484	$57,403

Selling, general and administrative (“SG&A”) expenses of $9,191 in the second quarter of 2011 increased compared to $8,184 in the second quarter of 2010.  The increase is primarily the result of unfavorable foreign exchange.  SG&A, as a percentage of gross sales, was 13.6% and 14.3% in the second quarters of 2011 and 2010, respectively.

Research and development (“R&D”) expenses of $2,572 were 3.8% of gross sales in the second quarter of 2011, compared to $2,841 or 4.9% of gross sales in the second quarter of 2010.

Results of Operations (continued)

Comparison of Second Quarter of 2011 versus Second Quarter of 2010 (continued)

Operating profit in the second quarter of 2011 was $7,294 compared to $6,908 in the second quarter of 2010.  As described above, increased profits driven by higher sales volumes and lower production costs were partially offset by lower pricing and the negative impact of foreign exchange.

Net interest expense was $605 in the second quarter of 2011 compared to $1,171 in the second quarter of 2010.  The average interest rate on debt was 1.5% in the second quarter of 2011 versus 3.7% in the second quarter of 2010.  The Company had higher fixed rate debt of 4.48% (representing approximately 54% of the total average debt outstanding) in the second quarter of 2010.  Interest rate swaps associated with this fixed rate debt expired in October 2010 resulting in a lower weighted average interest rate in the current quarter.

Equity in losses of partially-owned affiliate of $303, including amortization expense of $288, in the second quarter of 2011 represents the Company’s portion of Zenara Pharma’s net loss.

The tax provision from continuing operations in the second quarter of 2011 was $1,911 compared to $2,057 in the second quarter of 2010.  The decrease is due primarily to the geographic mix of income.  The Company expects to maintain a full valuation allowance against its net domestic, and certain foreign, deferred tax assets, subject to the consideration of all prudent and feasible tax planning strategies, until such time as the Company attains an appropriate level of future profitability and the Company is able to conclude that it is more likely than not that its deferred tax assets are realizable.  If the Company continues to report pre-tax losses in the United States and certain foreign jurisdictions, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits.  As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

In 2009, a subsidiary of the Company was examined by a European tax authority, who challenged the business purpose of the deductibility of certain intercompany transactions from 2003.  In the fourth quarter of 2009, the tax authorities notified the Company that they disagreed with the Company’s responses to their formal assessments.  In the first quarter of 2010, the Company filed an appeal to litigate the matter.  The first court date related to this matter was held in June 2011.  The court issued its ruling in favor of the Company in June, however, this ruling only applied to the smaller of the two assessments made by the authorities related to this matter.  The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may likely be appealed, and as such the final date of resolution and outcome of this matter are uncertain at this time.  However, it is possible that factors such as new developments, judgments, or settlements may require the Company to increase its reserve for unrecognized tax benefits by up to $8,500 or decrease its reserve by $5,800, including interest and penalties.  If the court rules against the Company in subsequent court proceedings, a payment of between $6,000 and $9,000 including interest and penalties will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

Income from continuing operations in the second quarter of 2011 was $4,757, or $0.16 per diluted share, versus $3,666, or $0.12 per diluted share in the same period a year ago.

Results of Operations (continued)

Comparison of First Six Months of 2011 versus First Six Months of 2010

Gross sales in the first six months of 2011 of $129,138 were $15,580 or 13.7% higher than the first six months of 2010.  Excluding a 6.8% favorable impact of foreign exchange reflecting a weaker U.S. dollar compared to the first six months of 2010, sales increased 6.9%.  The increase is primarily due to higher volumes of an API to a customer who experienced a disruption in their supply chain for most of 2010, higher volumes of generic APIs and increased volumes for a recently approved product. These increases were partially offset by the timing of orders for certain products, lower custom development shipments and lower pricing across several product categories.

Gross margins in the first six months of 2011 decreased to 28.3% from 28.6% in the first six months of 2010.  Excluding an unfavorable impact from foreign currency, margins in the first six months of 2011 increased to 30.4%.  Gross profit in the first six months of 2011 was $36,512 compared to $32,426 in the same period last year.  Excluding foreign currency, gross margins were positively impacted by higher production volumes, favorable product mix and lower production costs, partially offset by lower pricing.

The following table reflects sales by geographic area for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010

Europe	$77,407	$59,180
North America	40,468	43,906
Asia	5,809	6,457
Other	5,454	4,015
Total gross sales	$129,138	$113,558

SG&A expenses of $18,279 in the first six months of 2011 increased compared to $16,980 in the first six months of 2010.  The increase is primarily the result of unfavorable foreign exchange.  SG&A, as a percentage of gross sales, was 14.2% and 15.0% in the first six months of 2011 and 2010, respectively.

R&D expenses of $5,632 were 4.4% of gross sales in the first six months of 2011, compared to $4,826 or 4.2% of gross sales in the first six months of 2010.  The increase is primarily due to unfavorable foreign exchange and the March 2010 acquisition of IEP GmbH.

Operating profit in the first six months of 2011 was $12,601 compared to $10,620 in the first six months of 2010.  As described above, increased profits driven by higher sales volumes were partially offset by lower pricing and the negative impact of foreign exchange.

Net interest expense was $1,178 in the first six months of 2011 compared to $2,369 in the first six months of 2010.  The average interest rate on debt was 1.5% in the first six months of 2011 versus 3.6% in the first six months of 2010.  The Company had higher fixed rate debt of 4.48% (representing approximately 51% of the total average debt outstanding) in the first six months of 2010.  Interest rate swaps associated with this fixed rate debt expired in October 2010 resulting in a lower weighted average interest rate in the first six months of 2011.

Equity in losses of partially-owned affiliate of $667, including amortization expense of $570, in the first six months of 2011 represents the Company’s portion of Zenara Pharma’s net loss.

Results of Operations (continued)

Comparison of First Six months of 2011 versus First Six months of 2010 (continued)

The tax provision from continuing operations in the first six months of 2011 was $3,429 compared to $2,885 in the first six months of 2010.  The increase is primarily due to higher pre-tax earnings.  The Company expects to maintain a full valuation allowance against its net domestic, and certain foreign, deferred tax assets, subject to the consideration of all prudent and feasible tax planning strategies, until such time as the Company attains an appropriate level of future profitability and the Company is able to conclude that it is more likely than not that its deferred tax assets are realizable.  If the Company continues to report pre-tax losses in the United States and certain foreign jurisdictions, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits.  As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

In 2009, a subsidiary of the Company was examined by a European tax authority, who challenged the business purpose of the deductibility of certain intercompany transactions from 2003.  In the fourth quarter of 2009, the tax authorities notified the Company that they disagreed with the Company’s responses to their formal assessments.  In the first quarter of 2010, the Company filed an appeal to litigate the matter.  The first court date related to this matter was held in June 2011.  The court issued its ruling in favor of the Company in June, however, this ruling only applied to the smaller of the two assessments made by the authorities related to this matter.  The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may likely be appealed, and as such the final date of resolution and outcome of this matter are uncertain at this time.  However, it is possible that factors such as new developments, judgments, or settlements may require the Company to increase its reserve for unrecognized tax benefits by up to $8,500 or decrease its reserve by $5,800, including interest and penalties.  If the court rules against the Company in subsequent court proceedings, a payment of between $6,000 and $9,000 including interest and penalties will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

Income from continuing operations in the first six months of 2011 was $7,612, or $0.26 per diluted share, versus $5,349, or $0.18 per diluted share in the same period a year ago.

Liquidity and Capital Resources

Cash and cash equivalents increased $11,297 in the first six months of 2011.   During the first six months of 2011, cash provided by operations was $13,466 versus $8,973 in the same period a year ago.  Cash flows provided by operations in the first six months of 2011 compared to the first six months of 2010 was favorably impacted by greater cash collections of accounts receivable and higher net income partially offset by higher pension contributions of $3,983.

Cash flows in the first six months of 2011 related to capital expenditures were $4,690 compared to $5,097 in 2010.  The majority of the funds in 2011 and 2010 were used for capital improvements to existing facilities.

Cash flows provided by financing activities in the first six months of 2011 were $168 compared to cash flows used in financing activities of $20,846 in the same period a year ago.  Cash inflows in 2011 related to net borrowings from the Company’s credit facility while 2010 related to the net pay down of the Company’s credit facility.

The Company’s five year Syndicated Senior Revolving Credit Facility (“credit facility”) expires in April 2012.  As a result, the Company reclassified the balance on the credit facility from “Long-term debt” to “Current portion of long-term debt” on the balance sheet as of June 30, 2011.  The Company expects to refinance this credit facility prior to its expiration but there is no assurance that the Company will be able to do so.

Liquidity and Capital Resources (continued)

The Company believes that cash flows from operations along with funds available from the anticipated refinancing of the revolving line of credit will be adequate to meet the operational and debt servicing needs of the Company, but no assurances can be given that this will continue to be the case.

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

The Company was in compliance with all financial covenants at June 30, 2011.

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

Comprehensive Income

In June 2011, the FASB issued “Comprehensive Income – Presentation of Comprehensive Income”.  This statement gives companies two options for presenting other comprehensive income (“OCI”), which currently is included near the statement of shareholder’s equity.  An OCI statement can be included with the income statement, which together will make a statement of total comprehensive income.  Alternatively, companies can have an OCI statement separate from an income statement, but the two statements will have to appear consecutively within a financial report.  This statement is effective for fiscal quarters and years beginning after December 15, 2011.  The effect of adopting this statement will not have an impact on the Company’s financial position or results of operations.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first six months of 2011.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.

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

PART II - OTHER INFORMATION

CAMBREX CORPORATION AND SUBSIDIARIES

Item 1.            Legal Proceedings

See the discussion under Part I, Item 1, Note 13 to the Company’s Consolidated Financial Statements.

Item 1A.         Risk Factors

There have been no material changes to the Company’s risk factors and uncertainties during the first six months of 2011.  For a discussion of the Risk Factors, Refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.

Item 6.            Exhibits

Exhibit 10.31**	Form of Performance Share Agreement.

Exhibit 31.1*	Section 302 Certification Statement of the Chief Executive Officer.

Exhibit 31.2*	Section 302 Certification Statement of the Chief Financial Officer.

Exhibit 32**	Section 906 Certification Statements of the Chief Executive Officer and Chief Financial Officer.

Exhibit 101.INS***	XBRL Instance Document

Exhibit 101.SCH***	XBRL Taxonomy Extension Schema

Exhibit 101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF***	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB***	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herein
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Secitons 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBREX CORPORATION

By	/s/Gregory P. Sargen
Gregory P. Sargen Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:  August 3, 2011