Form 10-Q
period 2011-09-30
CAMBREX CORP
filed 2011-11-04
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2011

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to ______________
Commission file number 1-10638

CAMBREX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-2476135
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

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

As of October 31, 2011, there were 29,487,588 shares outstanding of the registrant’s Common Stock, $.10 par value.

CAMBREX CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This document contains “forward-looking statements”, including statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations, or other expansion opportunities.  These statements may be identified by the fact that they use words such as “expects,” “anticipates,” “intends,” “estimates,” “believes” or similar expressions.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations.  The factors described in Item 1A of Part I contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010, captioned “Risk Factors,” or otherwise described in the Company’s filings with the Securities and Exchange Commission, as well as any cautionary language in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010, provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including but not limited to, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation disclosed in the Company’s public filings, changes in foreign exchange rates, uncollectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, and the Company’s ability to receive regulatory approvals for its products.

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

Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
 (in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,710	$29,614
Trade receivables, net	31,801	39,025
Inventories, net	65,809	61,408
Prepaid expenses and other current assets	7,081	5,082
Total current assets	134,401	135,129

Property, plant and equipment, net	142,446	150,483
Goodwill	38,015	37,694
Intangible assets, net	4,511	4,687
Investment in partially-owned affiliate	16,810	19,709
Other non-current assets	2,850	4,049
Total assets	$339,033	$351,751
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,372	$19,480
Accrued expenses and other current liabilities	36,505	33,503
Total current liabilities	54,877	52,983

Long-term debt	99,000	115,900
Deferred income tax	17,191	17,893
Accrued pension and postretirement benefits	38,739	43,921
Other non-current liabilities	11,077	13,419
Total liabilities	220,884	244,116

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 31,417,138 and 31,409,638 shares at respective dates	3,141	3,140
Additional paid-in capital	102,051	101,271
Retained earnings	42,219	31,992
Treasury stock, at cost, 1,985,254 and 1,978,533 shares at respective dates	(16,764)	(16,876)
Accumulated other comprehensive loss	(12,498)	(11,892)
Total stockholders' equity	118,149	107,635
Total liabilities and stockholders' equity	$339,033	$351,751

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Income Statements
 (unaudited - in thousands, except per-share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Gross sales	$58,203	$49,356	$187,341	$162,914
Commissions, allowances and rebates	412	492	1,226	1,204
Net sales	57,791	48,864	186,115	161,710
Other	1,364	(1,090)	2,007	374
Net revenues	59,155	47,774	188,122	162,084
Cost of goods sold	41,326	33,664	133,781	115,548
Gross profit	17,829	14,110	54,341	46,536
Operating expenses:
Selling, general and administrative expenses	9,818	7,879	28,097	24,784
Research and development expenses	2,615	3,080	8,247	7,906
Restructuring expenses	-	1,187	-	1,187
Merger and acquisition expenses	-	711	-	786
Total operating expenses	12,433	12,857	36,344	34,663
Operating profit	5,396	1,253	17,997	11,873
Other expenses/(income):
Interest expense, net	564	1,233	1,742	3,602
Other expenses/(income), net	14	52	(271)	69
Equity in losses of partially-owned affiliate	497	-	1,164	-
Income/(loss) before income taxes	4,321	(32)	15,362	8,202
Provision for income taxes	1,227	1,252	4,656	4,137
Income/(loss) from continuing operations	3,094	(1,284)	10,706	4,065
(Loss)/income from discontinued operations, net of tax	(333)	(170)	(479)	935
Net income/(loss)	$2,761	$(1,454)	$10,227	$5,000
Basic earnings/(loss) per share of common stock:
Income/(loss) from continuing operations	$0.10	$(0.04)	$0.36	$0.14
(Loss)/income from discontinued operations, net of tax	$(0.01)	$(0.01)	$(0.01)	$0.03
Net income/(loss)	$0.09	$(0.05)	$0.35	$0.17
Diluted earnings/(loss) per share of common stock:
Income/(loss) from continuing operations	$0.10	$(0.04)	$0.36	$0.14
(Loss)/income from discontinued operations, net of tax	$(0.01)	$(0.01)	$(0.01)	$0.03
Net income/(loss)	$0.09	$(0.05)	$0.35	$0.17
Weighted average shares outstanding:
Basic	29,483	29,373	29,450	29,341
Effect of dilutive stock based compensation*	45	-	67	102
Diluted	29,528	29,373	29,517	29,443

*	For the three months ended September 30, 2010, the effect of stock options and restricted stock would be anti-dilutive and is therefore, excluded.

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (unaudited - in thousands)

	Nine months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$10,227	$5,000
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	17,321	15,997
Increase in inventory reserve	704	86
Stock based compensation included in net income	1,161	1,493
Deferred income tax provision	(577)	(1,007)
Equity in losses of partially-owned affiliate	1,164	-
Restructuring charges	-	1,071
Other	32	219
Changes in assets and liabilities:
Trade receivables	7,432	1,836
Inventories	(5,266)	(7,612)
Prepaid expenses and other current assets	(2,051)	(1,137)
Accounts payable and other current liabilities	16	614
Other non-current assets and liabilities	(3,453)	(94)
Discontinued operations:
Adjustments to reconcile discontinued operations to cash flows	200	(957)
Net cash provided by operating activities	26,910	15,509

Cash flows from investing activities:
Capital expenditures	(9,376)	(8,572)
Acquisition of business, net of cash	-	(6,897)
Other investing activities	18	(36)
Net cash used in investing activities	(9,358)	(15,505)

Cash flows from financing activities:
Long-term debt activity (including current portion):
Borrowings	5,300	29,700
Repayments	(22,200)	(36,100)
Other financing activities	(302)	(50)
Net cash used in financing activities	(17,202)	(6,450)

Effect of exchange rate changes on cash and cash equivalents	(254)	(2,923)

Net increase/(decrease) in cash and cash equivalents	96	(9,369)

Cash and cash equivalents at beginning of period	29,614	52,365

Cash and cash equivalents at end of period	$29,710	$42,996

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

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results expected for the full year.

For the three and nine months ended September 30, 2011 the Company recorded expense, net of tax, of  $333, and $479, respectively, as discontinued operations, primarily related to expenses for environmental remediation at sites of divested businesses.  For the three and nine months ended September 30, 2010, the Company recorded expense of $170 as discontinued operations.  For the nine months ended September 30, 2010 the Company recorded a benefit of $1,652 as a result of the expiration of a contingent liability and charges of $547 for environmental remediation related to sites of divested businesses as discontinued operations.

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
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(2)       Impact of Recently Issued Accounting Pronouncements (continued)

Comprehensive Income

In June 2011, the FASB issued “Comprehensive Income – Presentation of Comprehensive Income.”  This statement gives companies two options for presenting other comprehensive income (“OCI”), which currently is included as part of the statement of shareholders’ equity.  An OCI statement can be included within the income statement, which together will make a statement of total comprehensive income. Alternatively, companies can have an OCI statement separate from an income statement, but the two statements will have to appear consecutively within a financial report.  This statement is effective for fiscal quarters and years beginning after December 15, 2011.  The effect of adopting this statement will not have an impact on the Company’s financial position or results of operations.

            Testing Goodwill for Impairment

In September 2011, the FASB issued “Intangibles—Goodwill and Other:  Testing Goodwill for Impairment” to simplify the goodwill impairment test.  The change allows companies to first decide whether they need to do the two-step test by allowing companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  A business no longer has to calculate the fair value of a reporting unit unless it believes it’s very likely that the unit’s fair value is less than the value carried on the balance sheet.  This amendment also includes examples of how the amended test should be carried out.  This amendment is effective for annual and interim tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted.  The effect of adopting this statement will not have an impact on the Company’s financial position or results of operations.

(3)       Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories at September 30, 2011 and December 31, 2010 consist of the following:

	September 30,	December 31,
	2011	2010

Finished goods	$24,274	$26,731
Work in process	22,896	17,852
Raw materials	13,901	12,183
Supplies	4,738	4,642
Total	$65,809	$61,408

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(4)       Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2011, is as follows:

Balance as of January 1, 2011	$37,694
Translation effect	321
Balance as of September 30, 2011	$38,015

            Acquired intangible assets, which are amortized, consist of the following:

		As of September 30, 2011
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$4,105	$(309)	$3,796
Customer-related intangibles	10 - 15 years	797	(82)	715
		$4,902	$(391)	$4,511

		As of December 31, 2010
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$4,062	$(153)	$3,909
Customer-related intangibles	10 - 15 years	828	(50)	778
		$4,890	$(203)	$4,687

The change in the gross carrying amount is primarily due to the impact of foreign currency.

Amortization expense was $68 and $232 for the three and nine months ended September 30, 2011, respectively.  Amortization expense was $69 and $128 for the three and nine months ended September 30, 2010, respectively.

Amortization expense related to current intangible assets is expected to be approximately $270 for 2011 and for each of the next four years.

(5)       Investment in Partially-Owned Affiliate

The Company owns an equity stake in Zenara Pharma for which the Company recorded a loss of $497 and $1,164 for the three and nine months ended September 30, 2011, respectively.  These amounts include amortization expense of $283 and $853, for the three and nine months ended September 30, 2011, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(6)       Income Taxes

The Company recorded tax expense in continuing operations of $1,227 and $4,656 in the three and nine months ended September 30, 2011, respectively, compared to $1,252 and $4,137 in the three and nine months ended September 30, 2010, respectively.  The decrease for the three months ended September 30, 2011 is due primarily to the geographic mix of income. The increase for the nine months ended September 30, 2011 is due primarily to higher pre-tax earnings.

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

In 2009, a subsidiary of the Company was examined by a European tax authority, who challenged the business purpose of the deductibility of certain intercompany transactions from 2003.  In the fourth quarter of 2009, the tax authorities notified the Company that they disagreed with the Company’s responses to the authority’s two formal assessments.  In the first quarter of 2010, the Company filed an appeal to litigate the matter.  The first court date related to this matter was held in June 2011.  The court issued its ruling in favor of the Company in June, however, this ruling only applied to the smaller of the two assessments made by the authorities related to this matter.  The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may be appealed, and as such the final date of resolution and outcome of this matter are uncertain at this time.  However, it is possible that factors such as new developments, judgments, or settlements may require the Company to increase its reserve for unrecognized tax benefits by up to $8,500 or decrease its reserve by $5,800, including interest and penalties.  If the court rules against the Company in subsequent court proceedings, a payment of between $6,000 and $9,000 including interest and penalties will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

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

All forward contracts outstanding at September 30, 2011 have been designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives are not included in earnings but are included in accumulated other comprehensive income/(loss) (“AOCI”).  Changes in the fair value of the derivative instruments reported in AOCI will be recorded into earnings as a component of other revenue, as applicable, when the forecasted transaction occurs.  The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company's financial results.

The notional amounts of foreign exchange forward contracts were $7,935 and $19,094 at September 30, 2011 and December 31, 2010, respectively.

Included in AOCI is the fair value of the Company’s forward exchange contracts which is a loss of $16 and $101 as of September 30, 2011 and December 31, 2010, respectively.  These losses are located under the caption “Accrued expenses and other current liabilities” on the balance sheet as of September 30, 2011 and December 31, 2010, respectively.

The Company recognized a pre-tax gain in OCI from foreign exchange contracts of $242 and $85 for the three and nine months ended September 30, 2011, respectively.  The Company reclassified a pre-tax gain of $15 and $154 from AOCI into other revenue related to foreign exchange forward contracts for the three and nine months ended September 30, 2011, respectively.  Assuming current market conditions continue, the entire amount recorded in AOCI related to foreign exchange forward contracts is expected to be recorded into other revenue within the next 12 months to reflect the fixed prices obtained from the forward contracts.

.CAMBREX CORPORATION AND SUBSIDIARIES
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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2011 and December 31, 2010:

		Fair Value Measurements at September 30, 2011 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forwards, liabilities	$(16)	$-	$(16)	$-
Total	$(16)	$-	$(16)	$-

		Fair Value Measurements at December 31, 2010 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forwards, liabilities	$(101)	$-	$(101)	$-
Total	$(101)	$-	$(101)	$-

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

As of September 30, 2011, there had not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there had not been any significant adverse impact to the Company’s derivative assets based on the Company’s evaluation of its counterparties’ credit risks.

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

The following table reflects the activity related to the restructuring reserves through September 30, 2011:

		2011 Activity
	December 31, 2010 Reserve Balance	Expense	Cash Payments	Translation Effect	September 30, 2011 Reserve Balance

One-time employee benefits	886	-	(535)	11	362
	$886	$-	$(535)	$11	$362

This reserve will be substantially paid by December 31, 2011.

(10)     Stock Based Compensation

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for stock options granted to employees during the three and nine months ended September 30, 2011 was $2.67 and $2.82, respectively.  The weighted-average fair value per share for stock options granted to employees during the nine months ended September 30, 2010 was $2.45.

For the three months ended September 30, 2011 and 2010, the Company recorded $219 and $268, respectively, in selling, general and administrative expenses for stock options.  For the nine months ended September 30, 2011 and 2010, the Company recorded $718 and $821, respectively, in selling, general and administrative expenses for stock options.  As of September 30, 2011, the total compensation cost related to unvested stock options not yet recognized was $1,761.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.0 years.

For the three months ended September 30, 2011 and 2010, the Company recorded $200 and $147, respectively, in selling, general and administrative expenses for restricted stock awards.  For the nine months ended September 30, 2011 and 2010, the Company recorded $402 and $540, respectively, in selling, general and administrative expenses for restricted stock awards.  As of September 30, 2011 the total compensation cost related to unvested restricted stock not yet recognized was $271.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.7 years.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(10)     Stock Based Compensation (continued)

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2011	1,853,793	$7.51
Granted	80,000	$5.12
Forfeited or expired	(14,582)	$21.87
Outstanding at March 31, 2011	1,919,211	$7.30
Forfeited or expired	(36,000)	$20.41
Outstanding at June 30, 2011	1,883,211	$7.05
Granted	50,000	$4.65
Exercised	(7,500)	$4.40
Forfeited or expired	(63,688)	$10.50
Outstanding at September 30, 2011	1,862,023	$6.88
Exercisable at September 30, 2011	920,647	$8.60

            The aggregate intrinsic value for all stock options exercised for the three and nine months ended September 30, 2011 was negligible.  The aggregate intrinsic values for all stock options outstanding and exercisable as of September 30, 2011 were $482 and $195, respectively.

The following table is a summary of the Company’s nonvested stock options and restricted stock:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2011	990,170	$2.57	105,324	$6.17
Granted	80,000	$2.91	-	$-
Vested during period	(5,000)	$1.83	(46,425)	$6.98
Forfeited	(6,000)	$3.39	-	$-
Nonvested at March 31, 2011	1,059,170	$2.60	58,899	$5.54
Granted	-	$-	61,072	$5.24
Vested during period	(121,250)	$2.14	-	$-
Nonvested at June 30, 2011	937,920	$2.66	119,971	$5.39
Granted	50,000	$2.67	-	$-
Vested during period	(17,794)	$5.07	-	$-
Forfeited	(28,750)	$2.81	-	$-
Nonvested at September 30, 2011	941,376	$2.61	119,971	$5.39

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(11)     Comprehensive (Loss)/Income

The following table shows the components of comprehensive (loss)/income for the three and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income/(loss)	$2,761	$(1,454)	$10,227	$5,000
Foreign currency translation	(14,291)	19,995	(1,472)	(5,369)
Unrealized gain on hedging contracts, net of tax	170	1,137	52	2,003
Pension, net of tax	271	257	814	770
Total	$(11,089)	$19,935	$9,621	$2,404

(12)     Retirement Plans

Domestic Pension Plan

The components of net periodic benefit cost for the Company’s domestic plan (which was frozen in 2007) for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Components of net periodic benefit cost
Interest cost	$865	$880	$2,595	$2,639
Expected return on plan assets	(914)	(794)	(2,742)	(2,382)
Amortization of prior service costs	109	109	327	327
Recognized actuarial loss	115	107	345	321
Net periodic benefit cost	$175	$302	$525	$905

The Company contributed $3,951 to its U.S. defined-benefit pension plan during the first nine months of 2011 and expects to contribute an additional $415 during the remainder of 2011.

The Company’s Supplemental Executive Retirement Plan is non-qualified and unfunded.  Net periodic benefit costs for the three months ended September 30, 2011 and 2010 were $66 and $73, respectively.  Net periodic benefit costs for the nine months ended September 30, 2011 and 2010 were $198 and $218, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(12)     Retirement Plans (continued)

            International Pension Plan

The components of net periodic benefit cost for the Company’s international plan for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$160	$144	$480	$433
Interest cost	237	214	711	643
Recognized actuarial loss	28	26	84	78
Amortization of prior service credit	(2)	(1)	(6)	(4)
Net periodic benefit cost	$423	$383	$1,269	$1,150

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

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of applicable sites not owned by the Company and the Company's current and former operating sites.  These reserves were $6,776 and $7,017 at September 30, 2011 and December 31, 2010, respectively.  The decrease in the reserve includes payments of $790 and the impact of currency translation of $39 partially offset by adjustments to reserves of $588.  The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information become available.  Based upon available information and analysis, the Company's current reserve represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where full remediation costs may not be estimable at the reporting date.  Given the uncertainties regarding the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

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

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and a proposed remediation plan to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP subsequently rejected the remediation plan and requested additional investigative work at the site and that work is on-going.  The reserve was $1,029 at September 30, 2011 which was based on the initial remedial action plan.  The results of the additional investigative work may impact the remediation plan and costs.

Additionally, the Company has a reserve of $879 for the Cosan Carlstadt, New Jersey site based on the investigations completed to date and the proposed remediation plan submitted to the NJDEP for its approval. The NJDEP has subsequently required the Company to perform additional investigative work prior to approval of the remediation plan.  The results of this additional investigative work may impact the remediation plan and costs.  The NJDEP has advised the Company that the site will be placed in the NJDEP’s private oversight program.  Under the program the Company will be required to implement a remediation plan in 2012.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former subsidiaries of the Company are considered PRPs at the Berry’s Creek Superfund Site in New Jersey.  These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek Site.  The Company has joined the group of PRPs and filed a response to the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek Site. The PRPs have engaged consultants to evaluate investigation and remedial alternatives and develop a method to allocate related costs among the PRPs.  As of September 30, 2011, the Company has reserved for the initial phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is ongoing and at this time it is too early to predict the extent of any additional liabilities.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(13)     Contingencies (continued)

Maybrook and Harriman Sites

The Company’s Nepera, Inc. subsidiary (“Nepera”) is named a PRP of the Maybrook Site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986.  The USEPA also issued the Company a Notice of Potential Liability and the Company signed a consent decree to complete the Record of Decision (“ROD”) and has provided the USEPA with appropriate financial assurance to guarantee the obligation under the consent decree.  The PRPs began to implement remedial action at this site in the third quarter of 2011.

Nepera is also named a responsible party of its former Harriman, New York production facility by the New York State Department of Environmental Conservation (“NYSDEC”).  A final ROD was issued which describes the remediation plan for the site.  Implementation of the ROD is on-going.  In December 2010, the NYSDEC notified the PRPs and the current owners of the property that they intended to combine the investigation and remediation being conducted by various parties pursuant to different regulatory programs under one regulatory umbrella.  This development could potentially lead to increased liabilities for the Company.  There are on-going discussions between the NYSDEC and all parties to try to resolve this matter.

As of September 30, 2011, the reserve recorded by the Company for Nepera was $2,250 which represents the Company’s best estimate to complete both RODs.

Scientific Chemical Processing (“SCP”) Superfund Site

Nepera was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, in the early 1980’s along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from Nepera.  The PRPs are in the process of implementing a final remedy for soil and groundwater contamination at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion).   For over a decade, the remediation has been funded by de minimus settlements and by the insurers of the SCP Superfund site’s owners and operators.  However, due to an unexpected increase in remediation costs at the site and costs to contribute to the Berry’s Creek investigation, the PRP group has recently approved the assessment of an additional cash contribution by the PRP group.  While the Company disputes the methodology used by the PRP group to arrive at its allocation for the cash contribution, the Company has paid the initial funding requests.

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

All cases have been resolved except for one brought by four health care insurers. In the remaining case the District Court entered judgment after trial in 2008 against Mylan, Gyma and Cambrex in the amount of $19,200, payable jointly and severally, and also a punitive damage award against each defendant in the amount of $16,709.  In addition, the District Court ruled that the defendants were subject to a total of approximately $7,500 in prejudgment interest.  In January 2011, the Court of Appeals remanded the case to the district court to determine which parties were properly before the court and to what extent the removal of certain parties from the case that do not meet jurisdictional requirements may affect damages. The Court of Appeals further declined to issue an opinion with respect to the merits of Mylan, Gyma and Cambrex’s objections to the jury’s damage award until such time as the jurisdiction issue is resolved by the district court.  In June 2011, the defendants filed a petition for certiorari to the United States Supreme Court asking the Court to hold, that because of the lack of diversity jurisdiction the case should have been dismissed in its entirety by the Court of Appeals.  In October 2011, the Supreme Court denied the petition.

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(14)     Subsequent Event

On November 2, 2011, the Company entered into a $250,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”) which expires in November 2016.  The Company pays interest on this Credit Facility at LIBOR plus 1.75% - 2.50% based upon certain financial measurements.  The Credit Facility, which replaces the Company's existing facility, also includes financial covenants regarding interest coverage and leverage ratios.

CAMBREX CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share data)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following significant events occurred during the third quarter of 2011:

•	Sales increased 17.9% on a reported basis compared to the third quarter of 2010. Sales, excluding currency impact, increased 10.9%.
•	Gross margins increased on a reported basis to 30.6% from 28.6% in the third quarter of 2010. Gross margin, excluding currency impact, decreased to 27.3% in the third quarter of 2011.
•	Debt, net of cash, decreased $6,202 during the third quarter of 2011.

Results of Operations

Comparison of Third Quarter 2011 versus Third Quarter 2010

Gross sales in the third quarter of 2011 of $58,203 were $8,847 or 17.9% higher than the third quarter of 2010. Excluding a 7.0% favorable impact of foreign exchange reflecting a weaker U.S. dollar compared to the third quarter of 2010, sales increased 10.9%.  The increase is primarily due to higher volumes of an active pharmaceutical ingredient (“API”) to a customer who experienced a disruption in its supply chain for most of 2010 and higher volumes of controlled substances, products utilizing the Company’s drug delivery technology and a recently approved innovator product.  These increases were partially offset by lower pricing across several product categories, lower sales of generic APIs and lower custom development shipments.

The following table reflects sales by geographic area for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011	2010

Europe	$33,812	$29,098
North America	18,902	15,614
Asia	2,832	3,144
Other	2,657	1,500
Total gross sales	$58,203	$49,356

Gross margins in the third quarter of 2011 increased to 30.6% from 28.6% in the third quarter of 2010.  Excluding a favorable impact from foreign currency, third quarter of 2011 margins decreased to 27.3%.  Excluding foreign currency, the decline in gross margins was a result of lower pricing partially offset by higher production volumes and favorable product mix.  Gross profit in the third quarter of 2011 was $17,829 compared to $14,110 in the same period last year.

Selling, general and administrative (“SG&A”) expenses of $9,818 in the third quarter of 2011 increased compared to $7,879 in the third quarter of 2010.  The increase is primarily the result of increased personnel costs and foreign exchange.  SG&A, as a percentage of gross sales, was 16.9% and 16.0% in the third quarters of 2011 and 2010, respectively.

Research and development (“R&D”) expenses of $2,615 were 4.5% of gross sales in the third quarter of 2011, compared to $3,080 or 6.2% of gross sales in the third quarter of 2010.

Results of Operations (continued)

Comparison of Third Quarter 2011 versus Third Quarter 2010 (continued)

During the third quarter of 2010 the Company finalized a plan to restructure its operations at a manufacturing site, which resulted in a reduction in workforce of 32 employees.  The plan included certain one-time benefits for terminated employees, all of which will be paid in cash.  Costs related to this transaction are recorded on the Company’s income statement under the caption “Restructuring expenses” and totaled $1,187 for the three months ended September 30, 2010.

In November 2010, the Company acquired a 51% equity stake in Zenara Pharma (“Zenara”).  Costs related to this transaction are recorded on the Company’s income statement under the caption “Merger and acquisition expenses” and totaled $711 for the three months ended September 30, 2010.

Operating profit in the third quarter of 2011 was $5,396 compared to $1,253 in the third quarter of 2010.  As described above, increased profits primarily driven by favorable foreign exchange, higher sales volumes and favorable product mix were partially offset by lower pricing and higher operating expenses.

Net interest expense was $564 in the third quarter of 2011 compared to $1,233 in the third quarter of 2010.  The average interest rate on debt was 1.5% in the third quarter of 2011 versus 4.1% in the third quarter of 2010.  The Company had higher fixed rate debt of 4.5% (representing approximately 60% of the total average debt outstanding) in the third quarter of 2010.  Interest rate swaps associated with this fixed rate debt expired in October 2010 resulting in a lower weighted average interest rate in the current quarter.

Equity in losses of partially-owned affiliate of $497, including amortization expense of $283, in the third quarter of 2011 represents the Company’s portion of Zenara’s net loss.

The tax provision from continuing operations in the third quarter of 2011 was $1,227 compared to $1,252 in the third quarter of 2010.  The decrease is due primarily to the geographic mix of income.  The Company expects to maintain a full valuation allowance against its net domestic, and certain foreign, deferred tax assets, subject to the consideration of all prudent and feasible tax planning strategies, until such time as the Company attains an appropriate level of future profitability and the Company is able to conclude that it is more likely than not that its deferred tax assets are realizable.  If the Company continues to report pre-tax losses in the United States and certain foreign jurisdictions, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits.  As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

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

Results of Operations (continued)

Comparison of Third Quarter 2011 versus Third Quarter 2010 (continued)

Income from continuing operations in the third quarter of 2011 was $3,094, or $0.10 per diluted share, versus a loss from continuing operations of $1,284, or $0.04 per diluted share in the same period a year ago.

Comparison of First Nine Months of 2011 versus First Nine Months of 2010

Gross sales in the first nine months of 2011 of $187,341 were $24,427 or 15.0% higher than the first nine months of 2010.  Excluding a 6.9% favorable impact of foreign exchange reflecting a weaker U.S. dollar compared to the first nine months of 2010, sales increased 8.1%.  The increase is primarily due to higher volumes of an API to a customer who experienced a disruption in its supply chain for most of 2010, increased volumes for a recently approved product and higher volumes of generic APIs. These increases were partially offset by lower pricing across several product categories, lower custom development shipments and the timing of orders for certain products.

The following table reflects sales by geographic area for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010

Europe	$111,219	$88,278
North America	59,370	59,520
Asia	8,641	9,601
Other	8,111	5,515
Total gross sales	$187,341	$162,914

Gross margins in the first nine months of 2011 increased to 29.0% from 28.6% in the first nine months of 2010.  Excluding an unfavorable impact from foreign currency, margins in the first nine months of 2011 increased to 29.4%.  Excluding foreign currency, gross margins were positively impacted by higher production volumes, lower production costs and favorable product mix, partially offset by lower pricing.  Gross profit in the first nine months of 2011 was $54,341 compared to $46,536 in the same period last year.

SG&A expenses of $28,097 in the first nine months of 2011 increased compared to $24,784 in the first nine months of 2010.  The increase is primarily the result of unfavorable foreign exchange and higher personnel costs.  SG&A, as a percentage of gross sales, was 15.0% and 15.2% in the first nine months of 2011 and 2010, respectively.

R&D expenses of $8,247 were 4.4% of gross sales in the first nine months of 2011, compared to $7,906 or 4.9% of gross sales in the first nine months of 2010.  The increase is primarily due to unfavorable foreign exchange.

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

In November 2010, the Company acquired a 51% equity stake in Zenara.  Costs related to this transaction are recorded on the Company’s income statement under the caption “Merger and acquisition expenses” and totaled $786 for the nine months ended September 30, 2010.

Results of Operations (continued)

Comparison of First Nine Months of 2011 versus First Nine Months of 2010 (continued)

Operating profit in the first nine months of 2011 was $17,997 compared to $11,873 in the first nine months of 2010.  As described above, increased profits driven by higher sales volumes, lower production costs and favorable product mix were partially offset by lower pricing.

Net interest expense was $1,742 in the first nine months of 2011 compared to $3,602 in the first nine months of 2010.  The average interest rate on debt was 1.5% in the first nine months of 2011 versus 3.8% in the first nine months of 2010.  The Company had higher fixed rate debt of 4.5% (representing approximately 54% of the total average debt outstanding) in the first nine months of 2010.  Interest rate swaps associated with this fixed rate debt expired in October 2010 resulting in a lower weighted average interest rate in the first nine months of 2011.

Equity in losses of partially-owned affiliate of $1,164, including amortization expense of $853, in the first nine months of 2011 represents the Company’s portion of Zenara’s net loss.

The tax provision from continuing operations in the first nine months of 2011 was $4,656 compared to $4,137 in the first nine months of 2010.  The increase is primarily due to higher pre-tax earnings.  The Company expects to maintain a full valuation allowance against its net domestic, and certain foreign, deferred tax assets, subject to the consideration of all prudent and feasible tax planning strategies, until such time as the Company attains an appropriate level of future profitability and the Company is able to conclude that it is more likely than not that its deferred tax assets are realizable.  If the Company continues to report pre-tax losses in the United States and certain foreign jurisdictions, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits.  As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

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

Income from continuing operations in the first nine months of 2011 was $10,706, or $0.36 per diluted share, versus $4,065, or $0.14 per diluted share in the same period a year ago.

Liquidity and Capital Resources

Cash and cash equivalents increased $96 in the first nine months of 2011. During the first nine months of 2011, cash provided by operations was $26,910 versus $15,509 in the same period a year ago.  Cash flows provided by operations in the first nine months of 2011 compared to the first nine months of 2010 were favorably impacted by higher net income and greater cash collections of accounts receivable partially offset by higher pension contributions of $2,998.

Cash flows in the first nine months of 2011 related to capital expenditures were $9,376 compared to $8,572 in 2010.  The majority of the funds in 2011 and 2010 were used for capital improvements to existing facilities.

Cash flows used in financing activities in the first nine months of 2011 were $17,202 compared to $6,450 in the same period a year ago.  Cash flows in 2011 and 2010 primarily relate to the net pay down of the Company’s credit facility.

On November 2, 2011, the Company entered into a $250,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”) which expires in November 2016.  The Company pays interest on this Credit Facility at LIBOR plus 1.75% - 2.50% based upon certain financial measurements.  The Credit Facility, which replaces the Company's existing facility, also includes financial covenants regarding interest coverage and leverage ratios.

The Company believes that cash flows from operations along with funds available from the revolving line of credit will be adequate to meet the operational and debt servicing needs of the Company, but no assurances can be given that this will continue to be the case.

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

The Company was in compliance with all financial covenants at September 30, 2011.

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

Impact of Recent Accounting Pronouncements (continued)

Comprehensive Income

In June 2011, the FASB issued “Comprehensive Income – Presentation of Comprehensive Income.”  This statement gives companies two options for presenting other comprehensive income (“OCI”), which currently is included as part of the statement of shareholders’ equity.  An OCI statement can be included with the income statement, which together will make a statement of total comprehensive income.  Alternatively, companies can have an OCI statement separate from an income statement, but the two statements will have to appear consecutively within a financial report.  This statement is effective for fiscal quarters and years beginning after December 15, 2011.  The effect of adopting this statement will not have an impact on the Company’s financial position or results of operations.

Testing Goodwill for Impairment

In September 2011, the FASB issued “Intangibles—Goodwill and Other:  Testing Goodwill for Impairment” to simplify the goodwill impairment test.  The change allows companies to first decide whether they need to do the two-step test by allowing companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  A business no longer has to calculate the fair value of a reporting unit unless it believes it’s very likely that the unit’s fair value is less than the value carried on the balance sheet.  This amendment also includes examples of how the amended test should be carried out.  This amendment is effective for annual and interim tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted.  The effect of adopting this statement will not have an impact on the Company’s financial position or results of operations.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2011.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.

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

PART II - OTHER INFORMATION

CAMBREX CORPORATION AND SUBSIDIARIES

Item 1.     Legal Proceedings

See the discussion under Part I, Item 1, Note 13 to the Company’s Consolidated Financial Statements.

Item 1A.  Risk Factors

There have been no material changes to the Company’s risk factors and uncertainties during the first nine months of 2011.  For a discussion of the Risk Factors, Refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.

Item 6.    Exhibits

Exhibit 10.9*	Credit Agreement dated November 2, 2011 between Cambrex Corporation, the subsidiary borrowers party hereto, the subsidiary guarantors party hereto, the lenders party hereto and JP Morgan Chase Bank, N.A., as Administrative Agent.

Exhibit 10.32*	Form of Stock Option Agreement.

Exhibit 31.1*	Section 302 Certification Statement of the Chief Executive Officer.

Exhibit 31.2*	Section 302 Certification Statement of the Chief Financial Officer.

Exhibit 32**	Section 906 Certification Statements of the Chief Executive Officer and Chief Financial Officer.

Exhibit101.INS***	XBRL Instance Document

Exhibit 101.SCH***	XBRL Taxonomy Extension Schema

Exhibit 101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB***	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herein
**	Furnished herewith
***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBREX CORPORATION

By	/s/Gregory P. Sargen
Gregory P. Sargen
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated: November 4, 2011