Form 10-K
period 2011-12-31
CAMBREX CORP
filed 2012-02-07
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR
  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒.   No ☐.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $133,921,442 as of June 30, 2011.

As of January 31, 2012, there were 29,576,880 shares outstanding of the registrant's Common Stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2012 Annual Meeting are incorporated by reference into Part III of this Report.

CAMBREX CORPORATION AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2011

 (dollars in thousands, except per share data)

Index

Forward-Looking Statements

This document contains and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations or other expansion opportunities.  These statements may be identified by the fact that they use words such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “intend,” “estimate,” “believe” or similar expressions. Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations.  The factors described in Item 1A of Part I of this Annual Report on Form 10-K captioned “Risk Factors,” or otherwise described in the Company’s filings with the Securities and Exchange Commission, as well as any cautionary language in this Annual Report on Form 10-K, provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including, but not limited to, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation disclosed in the Company’s public filings, changes in foreign exchange rates, uncollectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, and the Company’s ability to receive regulatory approvals for its products.

The forward-looking statements are based on the beliefs and assumptions of Company management and the information available to Company management at the time these disclosures were prepared.  Although the Company believes the expectations reflected in these statements are reasonable, expectations regarding future results, levels of activity, performance, achievements or other forward-looking statements should not be relied upon.  The information contained in this Annual Report is provided by us as of the date hereof, and, unless required by law, the Company does not undertake and specifically disclaims any obligation to update these forward-looking statements contained in this Annual Report as a result of new information, future events or otherwise.

PART I

Item 1  Business.

General

Cambrex Corporation (the "Company" or "Cambrex"), a Delaware corporation, began business in December 1981.  Cambrex is a life sciences company that provides products and services that accelerate and improve the development and commercialization of new and generic therapeutics.  The Company primarily supplies its products and services worldwide to innovator and generic pharmaceutical companies.  Cambrex has three operating segments, which are manufacturing facilities that have been aggregated as one reportable segment.  The Company's overall strategy is to: grow its portfolio of custom development projects, especially those in the later stages of the clinical trial process; secure long-term supply agreements to produce active pharmaceutical ingredients (“APIs”) and intermediates for newly approved drug products; expand sales of products and projects based on its proprietary technologies; and partner with generic drug companies to grow the Company’s extensive portfolio of generic APIs.  The Company’s acquisition of a 51% equity stake in Zenara Pharma (“Zenara”) also gives the Company the additional capability of producing final dosage form products as well as establishing it as one of the leading global suppliers to the nicotine replacement therapy (“NRT”) market.  The Company also seeks to demonstrate excellence in regulatory compliance, environmental, health and safety performance, and customer service.

 (dollars in thousands, except per share data)

Index

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

•
New Products and Services:  The Company continues to invest in research and product development (“R&D”) in order to introduce innovative products and services to accelerate revenue growth, provide a competitive advantage and maintain its leading market positions.

•	Operational Excellence: The Company maintains its commitment to continually improve productivity and customer service levels and maintains excellent quality and regulatory compliance systems.

•
Acquisition and Licensing:  The Company may drive growth in strategic business segments through the prudent acquisition of businesses, products, product lines, technologies and capabilities to enhance the Company's position in its niche markets.

As part of the process of evaluating strategic alternatives to enhance shareholder value, the sale of the businesses that comprised the Bioproducts and Biopharma segments was completed in February 2007, and where applicable, these businesses are being reported as discontinued operations in all periods presented.

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

 (dollars in thousands, except per share data)

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

Competitors from developing markets have increased their capabilities in drug substance manufacturing and finished dosage form drugs in recent years.  While overall global demand has been lifted by the rapid growth in certain developing markets, the presence of competitors within these markets, who have lower cost structures, have resulted in downward pricing pressure throughout the pharmaceutical supply chain, and especially on generic APIs and certain development services for clinical phase products.  Pricing pressures, due to developing market competitors, on later stage clinical projects and supply arrangements for patented products has been limited to date, although these pressures may increase as developing markets become more acceptable as suppliers to larger pharmaceutical companies.  The Company owns a 51% equity stake in Zenara, a Hyderabad, India based pharmaceutical company focused on the formulation of final dosage form products.  Cambrex also sources R&D services, raw materials and certain intermediates from Chinese and Indian providers and will continue to do so.  The Company will also continue to assess additional opportunities to invest in, or partner with, companies with capabilities in these geographies.

Development of the Business

The discussion below provides insight into the general development of the Company’s business, including its material acquisitions and dispositions of assets over the past five years.

In February 2007, the Company completed the sale of the businesses that comprised the Bioproducts and Biopharma segments to Lonza for total cash consideration of $463,914, including working capital adjustments.  As a result of this transaction, where applicable, these businesses are being reported as discontinued operations in all periods presented.

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

In November 2010, the Company acquired a 51% equity stake in Zenara for approximately $18,900.  Zenara is a Hyderabad, India based pharmaceutical company focused on the formulation of final dosage form products.  Pursuant to the stock purchase agreement, Cambrex will acquire the remaining 49% in early 2016 at a value to be determined using a weighted combination of a multiple of 2015 earnings before interest, taxes, depreciation and amortization (“EBITDA”) and cumulative EBITDA for the years 2011 through 2015, adjusted for Zenara’s net debt or net cash position.  Cambrex accounts for its investment in Zenara using the equity method of accounting.  See Notes 2 and 7 to the Company’s consolidated financial statements for additional information.

 (dollars in thousands, except per share data)

Index

Products

The Company uses its technical expertise in a wide range of chemical processes to meet the needs of its customers for high quality products and services for specialized applications.

The Company’s business is primarily comprised of the custom development and manufacture of pharmaceutical ingredients derived from organic chemistry.  Products and services are supplied globally to innovator and generic drug companies.  Products include APIs and pharmaceutical intermediates.  The Company’s acquisition of a 51% equity stake in Zenara also gives the Company the additional capability of producing final dosage form products and establishes it as one of the leading global suppliers to the NRT market.

The Company’s products and services are sold to a diverse group of several hundred customers, with one customer, Gyma Laboratories of America, Inc. (“Gyma”), a distributor representing multiple customers, accounting for 10.8% of 2011 consolidated sales.  The Company’s products are sold through a combination of direct sales and independent agents.  One API, sold to multiple customers, accounted for 13.4% of 2011 consolidated sales.  The Company currently has a long-term supply agreement related to this API that accounts for approximately 8.0% of 2011 consolidated sales and a long-term supply agreement for another API that accounts for approximately 8.0% of 2011 consolidated sales, both of which are scheduled to expire on December 31, 2013.  The Company intends to renegotiate new or extended agreements prior to expiration, but there is no guarantee that these contracts will be renewed or extended.

This table summarizes gross sales by product groups:

	2011	2010	2009

APIs and pharmaceutical intermediates	$229,319	$203,807	$212,644
Other	25,156	22,629	23,633
Total	$254,475	$226,436	$236,277

The following table shows gross sales to geographic area for the years ended December 31, 2011, 2010, and 2009 :

	2011	2010	2009

Europe	$156,814	$127,009	$136,534
North America	75,979	78,497	80,830
Asia	10,448	12,554	10,495
Other	11,234	8,376	8,418
Total	$254,475	$226,436	$236,277

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

 (dollars in thousands, except per share data)

Index

Raw Materials

The Company uses a wide array of raw materials in its businesses.  For its products, the Company generally will attempt to have a primary and secondary supplier for its critical raw materials.  Prices for these raw materials are generally stable, except for the petroleum-based solvents, where prices can vary with market conditions.

Research and Development

The Company's R&D program is designed to increase the Company's competitiveness by improving its technology and developing processes for the manufacture of new products to meet customer requirements.  The goals are to introduce innovative and proprietary products, improve manufacturing processes to reduce costs, improve quality and increase capacity to identify market opportunities that warrant significant technical expertise, and offer the prospects of a long-term, profitable business relationship.  R&D activities are performed at all of the Company's manufacturing facilities in both the United States and Europe.  Approximately 108 employees are at least partially involved in R&D activities worldwide.

In December 2007 the Company consolidated its United States R&D activities and small scale API production into its facility in Charles City, Iowa.  As a result of the consolidation, the New Jersey R&D facility was closed as of December 31, 2008.

The Company spent $11,037, $10,305 and $7,929 in 2011, 2010 and 2009, respectively, on R&D efforts.

Patents and Trademarks

The Company has patent protection covering certain products, processes and services.  In addition, the Company also relies on know-how and trade secrets (related to many of its manufacturing processes and techniques not generally known to other companies) for developing and maintaining its market position.  The Company currently owns 13 issued patents and has 22 patent applications pending in the United States and owns 139 patents and has 100 patent applications pending in foreign countries covering various technologies.  The Company seeks to protect its proprietary technology and prepares new patent applications as decisions are made to patent new inventions.

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

The Company has entered into a worldwide perpetual license agreement with Celgene Corporation and Celgro Corporation that gives the Company the exclusive rights to certain intellectual property, including know-how and technology, relating to the development and manufacture of chirally pure bulk APIs.  This intellectual property is related to 5-MAT and amphetamine salts currently sold by the Company.  Under the current terms of this agreement, the Company pays no royalties or fees related to its use of this intellectual property.

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

 (dollars in thousands, except per share data)

Index

Environmental and Safety Regulations and Proceedings

General:  Certain products manufactured by the Company involve the use, storage and transportation of toxic and hazardous materials.  The Company's operations are subject to extensive laws and regulations relating to the storage, handling, emission, transportation and discharge of materials into the environment and the maintenance of safe working conditions.  The Company maintains environmental and industrial safety and health compliance programs and training at its plants and believes that its manufacturing operations are in compliance with all applicable safety, health and environmental laws.

Prevailing legislation tends to hold companies primarily responsible for the proper disposal of its waste even after transfer to third party waste disposal facilities.  Moreover, other future developments, such as increasingly strict environmental, safety and health laws and regulations, and enforcement policies thereunder, could result in substantial costs and liabilities to the Company and could subject the Company's handling, manufacture, use, reuse or disposal of substances or pollutants at its plants to more rigorous scrutiny than at present.

Known environmental matters that may result in liabilities to the Company and the related estimates and accruals are summarized in Note 19 to the Company’s consolidated financial statements.

Present and Future Environmental Expenditures:  The Company’s policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations.  The Company believes it is in compliance with such requirements and has adequate professional staff and systems in place to remain in compliance.  In some cases, compliance can only be achieved by capital expenditures, and the Company made capital expenditures of $3,088, $2,321 and $2,211 in 2011, 2010 and 2009, respectively, for environmental projects.  As the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related expenditures may increase.  The Company considers costs for environmental compliance to be a normal cost of doing business and includes such costs in pricing decisions.

Employees

At December 31, 2011, the Company had 833 employees worldwide (611 of whom were from international operations) compared with 829 employees at December 31, 2010 and 854 at December 31, 2009.

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

Export and International Sales

The Company exports numerous products to various areas, principally Western Europe and Asia.  Export sales from the Company’s domestic operations in 2011, 2010 and 2009 amounted to $31,605, $18,529 and $25,768, respectively.  Sales from international operations were $171,068, $155,073, and $151,759 in 2011, 2010 and 2009, respectively.  Refer to Note 17 to the Company’s consolidated financial statements.

 (dollars in thousands, except per share data)

Index

Additional Information

Cambrex Corporation was incorporated as a Delaware corporation in 1981.  The Company’s principal office is located at One Meadowlands Plaza, East Rutherford, NJ 07073 and its telephone number is (201) 804-3000.

This Annual Report on Form 10-K, the Company’s Quarterly Reports on Form 10-Q, the Company’s Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Company’s Internet website www.cambrex.com  as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  The most recent certifications by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Annual Report on Form 10-K.  The Company also files with the New York Stock Exchange the Annual Chief Executive Officer Certification as required by Section 303A.12.(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual.

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

Item 1A   Risk Factors.

Factors That May Affect Future Results

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered, including the cautionary note under the heading “Forward-Looking Statements.”  If any of the following risks manifests, the Company’s business, financial condition, operating results and cash flows could be materially adversely affected.  The risks and uncertainties described below are not the only ones the Company faces.  Additionally, risks and uncertainties not presently known to the Company or that it currently deems immaterial also may impair its business, financial condition, operating results and cash flows in the future.

Risks Relating to Cambrex’s Business

Certain of the Company’s customers and suppliers comprise a significant percentage of the Company’s business and the loss of one or more of these customers or suppliers could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Gyma, a distributor representing multiple customers, accounted for 10.8% of sales during 2011 and an additional 16% of sales was derived from two long-term contracts scheduled to expire at the end of 2013.  In addition, one API, sold to multiple customers, accounted for 13.4% of sales in 2011.  The Company has also observed increasing pressure on the part of its customers to reduce costs, including the use of its services and products, as a result of macro-economic trends and various market dynamics specifically affecting the pharmaceuticals industry.  Should one or more of the Company’s customers renegotiate on terms more favorable to them, or discontinue or decrease their usage of the Company’s services and products, the loss could have a material adverse effect on the Company’s financial position, results of operations and cash flow.

New technologies, competition or a reduction in demand for Cambrex’s products could reduce sales.

The markets for the Company’s products are competitive and price sensitive.  The Company’s competitors may lower prices on products in the future and the Company may, in certain cases, respond by lowering its prices.   Conversely, failure to anticipate and respond to price competition may adversely impact Cambrex’s market share. Companies may develop new technologies that would negatively impact the Company’s ability to competitively provide certain products and services.  Several of Cambrex’s customers, especially those that buy its generic APIs, have internal capabilities similar to Cambrex’s.  If one or more of these customers replace the Company’s products or services with their own internal capabilities, demand for the Company’s products may decrease.  In addition, demand for the Company’s products may weaken due to a reduction in R&D budgets, loss of distributors or other factors. A reduction in demand for the Company’s products could impair profit margins and may have a material adverse effect on the Company’s financial position, results of operation and cash flow.

 (dollars in thousands, except per share data)

Index

The Company’s failure to obtain new contracts or renew existing contracts may adversely affect its business.

Many of Cambrex’s contracts with suppliers are short term in duration.  As a result, the Company must continually replace its contracts with new contracts, which subjects the Company to potentially significant pricing pressures. In the event the Company is unable to replace these contracts timely or at all, or is forced to accept terms, including pricing terms, less favorable to the Company, the Company’s revenue may not be able to be sustained or may decline.  In addition, certain of the Company’s long-term contracts may be cancelled or delayed by clients for any reason upon notice.  Multiple cancellations, non-renewals, or renewals on less favorable terms to the Company of significant contracts could materially impact the Company’s business.  The Company currently has two long-term supply agreements that account for approximately 16% of 2011 consolidated sales that are scheduled to expire on December 31, 2013.  While the Company intends to seek to renegotiate new or extended agreements prior to expiration, if these contracts cannot be renewed or extended on terms acceptable to the Company or at all, the Company’s business, results of operation and financial condition could be materially adversely affected.

Failure to obtain products and raw materials from third-party manufacturers could affect Cambrex’s ability to manufacture and deliver its products.

The Company relies on third-party manufacturers to supply many of its raw materials and intermediates.  In addition, the Company has a single source for supplies of some raw materials to its products.  Manufacturing problems may occur with these and other outside sources.  Prolonged disruptions in the supply of any of the Company’s key raw materials, difficulty implementing replacement materials or new sources of supply, or a significant increase in the prices of raw materials could have a material adverse effect on the Company’s operating results, financial condition or cash flows.  If a supplier provides the Company raw materials or other supplies that are deficient or defective or if a supplier fails to provide the Company such materials or supplies in a timely manner, the Company may have limited ability to find appropriate substitutes or otherwise meet required specifications and deadlines. Moreover, the Company could experience inventory shortages if it is required to use an alternative supplier on short notice, which also could lead to raw materials being purchased on less favorable terms than the Company has with its regular suppliers.  If such problems occur, the Company may not be able to manufacture its products profitably or on time, which could have a material adverse effect on the Company’s business.

Disruptions to the Company’s or its customers’ manufacturing operations or supply chain could adversely affect its results.

Due to heavy reliance on manufacturing and related operations to produce and distribute the products the Company sells, the Company could be adversely affected by disruptions to these operations or its customers’ operations.  The Company and its suppliers and customers operate in a highly regulated industry.  Any violation of applicable regulations, failure to meet applicable manufacturing standards, or other actions by regulatory agencies, including, but not limited to, plant shutdowns, the removal of a product from the market, or product recalls that eliminate or reduce the Company’s and its customer’s sales of products or services could negatively impact the Company’s business.  In addition, a number of factors could cause production interruptions at our facilities, including equipment malfunctions, disruptions in the supply chain, facility contamination, labor problems, raw material shortages or contamination, natural disasters, disruption in utility services, fire, terrorist activities, human error or disruptions in the operations of our suppliers. Any significant disruption to those operations for these or any other reasons could adversely affect the Company’s sales and customer relationships. Any sustained reduction in the Company’s ability to provide products would negatively impact its sales growth expectations, cash flows and profitability.

 (dollars in thousands, except per share data)

Index

Litigation may harm the Company or otherwise negatively impact its management and financial resources.

The Company’s business is subject to the risk of litigation by employees, customers, consumers, suppliers, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  For example, in the past the Company has been party to proceedings instituted by the Federal Trade Commission as well as suits commenced by State Attorneys General and class-action plaintiffs.  The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.   Complex or extended litigation could cause the Company to incur large expenditures and distract its management.  For example, lawsuits by employees, stockholders, counterparties to acquisition and divestiture contracts, collaborators, distributors, customers, or end-users of the Company’s products or services could be very costly and substantially disrupt its business.  The cost to defend current and future litigation may be significant.  There may also be adverse publicity associated with litigation that could decrease customer acceptance of the Company’s products, regardless of whether the allegations are valid or whether the Company is ultimately found liable.  Disputes from time to time with such companies or individuals are not uncommon, and the Company cannot be assured that it will always be able to resolve such disputes out of court or on terms favorable to the Company.  As a result, litigation may adversely affect its business, financial condition and results of operations.

Refer to Note 19 to the Company’s consolidated financial statements for a discussion of the Company’s environmental and legal matters.

Incidents related to hazardous materials could adversely affect the Company.

Portions of the Company’s operations require the controlled use of hazardous materials.  In the event of accidental contamination of property or injury to individuals caused by these materials, the Company could be liable for damages which could adversely affect its business.  Additionally, any incident could shut down the Company’s research and manufacturing facilities and operations, which could have a material adverse effect on the business and results of operations of the Company.

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

The Company is also party to several environmental remediation investigations and cleanups and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company’s estimated reserve for environmental remediation is based on information currently available to it and may be subject to material adjustment upward or downward in future periods as new facts or circumstances may indicate.  Moreover, despite its efforts to comply with environmental laws, the Company may face significant remediation liabilities and additional legal proceedings concerning environmental matters, which could have a material adverse effect on the Company’s business.

It is the Company’s policy to record appropriate liabilities for environmental matters where remedial efforts are probable and the costs can be reasonably estimated.  Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work.  Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company.  The resolution of such matters often spans several years and frequently involves regulatory oversight or adjudication.  Additionally, many remediation requirements are fluid and are likely to be affected by future technological, site and regulatory developments.  Consequently, the ultimate liability with respect to such matters, as well as the timing of cash disbursements cannot be determined with certainty.

 (dollars in thousands, except per share data)

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

Refer to Note 19 to the Company’s consolidated financial statements for a discussion of the Company’s environmental and legal matters.

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

The Company also indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.  Although the Company has a director and officer insurance policy that covers a portion of any potential exposure, the Company could be materially and adversely affected if it were required to pay damages or incur legal costs in connection with a claim above its insurance limits.

Any claims beyond the Company’s insurance coverage limits, or that are otherwise not covered by the Company’s insurance, may result in substantial costs and a reduction in its available capital resources.

The Company maintains property insurance policies covering physical damage to its equipment, facilities, buildings and inventory; employer’s liability insurance generally covering death or work injury of employees; product liability insurance covering product liability claims arising from the use, consumption or operation of its products; general liability insurance covering certain incidents to third parties that occur on or in the premises of the Company; business interruption insurance, and directors and officers liability insurance, among others.  Although the Company maintains product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or potential product liability claims may be excluded under the terms of the policy, which could cause an adverse effect on the Company’s business, financial condition and results from operations.  In addition, in the future the Company may not be able to obtain adequate insurance coverage or the Company may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage.

The Company depends on key personnel and the loss of key personnel could harm the Company’s business and results of operations.

The Company depends on its ability to attract and retain qualified scientific and technical employees as well as a number of key executives.  These employees may voluntarily terminate their employment with the Company at any time.  There can be no assurance the Company will be able to retain key personnel, or to attract and retain additional qualified employees.  The Company does not maintain key-man or similar policies covering any of its senior management or key personnel.  The Company’s inability to attract and retain key personnel would have a material adverse effect on the Company’s business.

 (dollars in thousands, except per share data)

Index

The Company has made significant capital investments to its facilities to meet its potential future needs and, as a result, the Company depends on the success of attracting new and retaining existing customers’ projects and their continued business.

The Company has made substantial investments in all of its manufacturing facilities.  With the completion of these facilities, the Company’s fixed costs have increased.  If the Company is not able to utilize the facilities to capacity, its margins could be adversely affected.

Global growth is subject to a number of economic risks.

The tightening of credit in financial markets in recent years adversely affects the ability of the Company’s customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for its products and services as well as impact the ability of the Company’s customers to make payments. The Company believes that cash flows from operations, along with funds available from a revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company, but if this does not continue to be the case the Company’s business may be materially adversely affected.  There is a risk that the funds available to be drawn under the Company’s revolving line of credit may not be available in the event of the failure of one or more participant banks.  Strengthening of the rate of exchange for the U.S. dollar against certain major currencies such as the Euro and Swedish krona may also adversely affect the Company’s results.

If the Company acquires other businesses, its business may be harmed by difficulties in integration and employee retention, unidentified liabilities of the acquired businesses, or obligations incurred in connection with acquisition financings.

All acquisitions involve known and unknown risks that could adversely affect the Company’s future revenues and operating results. For example:

•	The Company may fail to successfully integrate its acquisitions in accordance with its business strategy.
•
The initial rationale for the acquisition may not remain viable due to a variety of factors, including unforeseen regulatory changes and market dynamics after the acquisition, and this may result in a significant delay or reduction in the profitability of the acquisition.

•
Integration of acquisitions may divert management’s attention away from the Company’s primary product offerings, resulting in the loss of key customers or personnel, and may expose the Company to unanticipated liabilities.

•
The Company may not be able to retain the skilled employees and experienced management that may be necessary to operate the businesses it acquires. If the Company cannot retain such personnel, it may not be able to locate or hire new skilled employees and experienced management to replace them.

•	The Company may purchase a business that has contingent liabilities that include, among others, known or unknown patent or product liability claims.
•
The Company’s acquisition strategy may require it to obtain additional debt or equity financing, resulting in additional leverage, or increased debt obligations as compared to equity, and dilution of ownership.

•
The Company may purchase businesses located in jurisdictions where it does not have operations and as a result it may not be able to anticipate local regulations and the impact such regulations have on its business.

Any indemnities or warranties obtained in connection with such acquisitions may not fully cover the ultimate actual liabilities the Company incurs due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor or other reasons.

 (dollars in thousands, except per share data)

Index

As a result of acquiring businesses or entering into other significant transactions, the Company may experience significant charges to earnings for merger and related expenses.  If the Company is not able to successfully integrate the acquired business, it may affect the Company’s results of operations and the market price of its common stock.  Furthermore, if the Company is unable to improve the operating margins of acquired businesses or operate them profitably, it may be unable to achieve its growth strategy.

In addition, if the Company makes one or more significant acquisitions in which the consideration includes equity shares or other securities or additional capital is raised through one or more equity financings, equity interests in Cambrex held by holders of equity may be significantly diluted and may result in a dilution of earnings per share. If the Company makes one or more significant acquisitions in which the consideration includes cash, it may be required to use a substantial portion of its available cash or incur a significant amount of debt or otherwise arrange additional funds to complete the acquisition, which may result in reduced liquidity, a decrease in its net income and a consequential reduction in its earnings per share.

There are risks associated with the Company’s acquisition of a 51% equity stake in Zenara including, but not limited to, Cambrex’s ability to achieve its goals established for that business and to fund its obligation to purchase the remaining 49% equity stake in 2016.

In November 2010, the Company purchased 51% of the equity in Zenara for approximately $18,900, and is required to purchase the remaining 49% in 2016 based upon a formula derived from Zenara’s future EBITDA.  The Company may, at its option, purchase the remaining equity in cash or a combination of cash and up to 50% of the consideration in Cambrex stock.

To the extent Zenara has significant EBITDA during the period covered by the contract formula, substantial consideration will be required to purchase the remaining 49%.  A large cash payment could require borrowing under the Company’s credit facility. Additionally, the uncertainty regarding the amount of consideration required for the 2016 buyout of the 49% may impact the Company’s future borrowing ability, result in higher interest expense, or possibly result in difficulty securing any credit arrangements in the future.  Additionally, issuance of any stock to satisfy a portion of this obligation could have a dilutive effect on holders of Cambrex common stock.  In the event that Cambrex is unable to compensate the 49% equity holder for its shares in 2016, the 49% shareholder has certain rights, including the right to force a sale of Zenara to a third party to secure their payment.

Zenara is currently not profitable, and there is no guarantee that it will be in the future.  Should Zenara not meet its goals or continue to generate losses, it could negatively impact the Company’s consolidated results, cash flows and stock price.

The Company has a significant amount of debt.

The Company has a $250,000 revolving credit facility of which $98,000 was outstanding at December 31, 2011.  This facility expires in November 2016.  If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the credit facility, it will be in default.  This current debt arrangement requires the Company to comply with specified financial ratios. The Company’s ability to comply with these ratios may be affected by events beyond its control.

Even if the Company is able to meet its debt service obligations, the amount of debt it has could adversely affect the Company by limiting its ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes.  It also places the Company at a disadvantage relative to its competitors who may have lower levels of debt, while making it more vulnerable to a downturn in its business or the economy in general.  It also requires the Company to use a substantial portion of its cash to pay principal and interest on its debt, instead of investing those funds in the business.

 (dollars in thousands, except per share data)

Index

The Company’s liquidity, business, financial condition, results of operations and cash flows could be materially and adversely affected if the financial institutions which hold its funds fail.

The Company has significant funds held in bank deposits, money market funds and other accounts at certain financial institutions.  A significant portion of the funds held in these accounts exceed insurable limits.  In the normal course of business, the Company maintains cash balances with European Union banks ranging from $5,000 - $15,000. The Company routinely monitors the risks associated with these institutions and diversifies its exposure by maintaining smaller balances with multiple financial institutions.  If any of the financial institutions where the Company has deposited funds were to fail, the Company may lose some or all of its deposited funds. Such a loss would have a material and adverse effect on the Company’s liquidity, business, financial condition, results of operations and cash flows.

The Company has significant inventories on hand.

The Company maintains significant inventories and has an allowance for slow-moving and obsolete inventory. Any significant unanticipated changes in future product demand or market conditions, including obsolescence or the current uncertainty in the global market, could also have an impact on the value of inventory and adversely impact the Company’s results of operations.

International unrest or foreign currency fluctuations could adversely affect the Company’s results.

The Company’s international revenues, which include revenues from its non-U.S. subsidiaries and export sales from the U.S., represent the majority of its product revenues.

There are a number of risks arising from the Company’s international business, including:

•	the possibility that unfriendly nations or groups could boycott its products;

•	general economic decline or political unrest in the markets in which it operates;

•	more limited protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	the difficulties and expenses of compliance with a wide variety of foreign laws and regulations;

•	longer accounts receivable cycles in certain foreign countries; and

•	import and export licensing requirements.

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

Cambrex’s operations extend to numerous countries outside of the U.S. including a 51% interest in Zenara located in Hyderabad, India.  There are significant risks associated with the establishment of foreign operations, including, but not limited to: geopolitical risks, terrorism, inflation, foreign currency exchange rates and the impact of shifts in the U.S. and local economies on those rates, compliance with local laws and regulations, the protection of the Company’s intellectual property and that of its customers, the ability to integrate its corporate culture with local customs and cultures, and the ability to effectively and efficiently supply its international facilities with the required equipment and materials. If the Company is unable to effectively manage these risks, these locations may not produce the revenues, earnings, or strategic benefits that it anticipates which could have a material adverse affect on the Company’s business.

 (dollars in thousands, except per share data)

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

The Company’s revenue and operating results have fluctuated, and could continue to fluctuate, on a quarterly basis.  The operating results for a particular quarter may be lower than expected as a result of a number of factors, including, but not limited to, the timing of contracts; the delay or cancellation of a contract; the mix of services provided; seasonal slowdowns in different parts of the world; the timing of start-up expenses for new services and facilities; the timing of accounts receivable collections; pension contributions; changes in government regulations; and unfavorable exchange rates with the U.S. dollar.  Because a high percentage of the Company’s costs are relatively fixed in the short term, such as the cost of maintaining facilities and compensating employees, any one of these factors could have a significant impact on the Company’s quarterly results.  In some quarters, the Company’s revenue and operating results may fall below the expectations of securities analysts and investors due to any of the factors described above.

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

If a third party claimed an intellectual property right to technology the Company uses, the Company may need to discontinue an important product or product line, alter its products and processes, defend its right to use such technology in court or pay license fees.  Although the Company may, under these circumstances, attempt to obtain a license to such intellectual property, it may not be able to do so on favorable terms, or at all.  Additionally, if Cambrex’s products are found to infringe on a third party’s intellectual property, the Company may be required to pay damages for past infringement, and lose the ability to sell certain products or receive licensing revenues.

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

 (dollars in thousands, except per share data)

Index

The Company could be subject to goodwill impairment charges in the future.

Under U.S. GAAP, the Company is required to evaluate goodwill for impairment at least annually.  If the Company determines that the fair value is less than the carrying value, an impairment loss will be recorded in the Company’s statement of operations.  The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed.  If the Company’s projected long-term sales growth rate, profit margins or terminal rate are considerably lower or the assumed weighted average cost of capital is considerably higher, future testing may indicate impairment and the Company would have to record a non-cash goodwill impairment loss in its statement of operations.

Assessments by various tax authorities may be materially different than the Company has provided for and it may experience significant volatility in its annual and quarterly effective tax rate.

As a matter of course, the Company is regularly audited by federal, state, and foreign tax authorities.  From time to time, these audits result in proposed assessments.  In recent years, the Company utilized significant tax attributes in the form of foreign tax credits and U.S. net operating loss (“NOL”) carryforwards to eliminate potential tax expense related to the repatriation of funds into the U.S. from the sale of the businesses that comprised the Bioproducts and Biopharma segments in 2007.  While the Company believes that it has adequately provided for any taxes related to these items, and taxes related to all other aspects of its business, any such assessments or future settlements may be materially different than it has provided.  Refer to Note 9 to the Company’s consolidated financial statements for a discussion of the Company’s tax issues.

Low investment performance by the Company’s defined benefit pension plan assets may increase the Company’s pension expense, and may require the Company to fund a larger portion of its pension obligations, thus, diverting funds from other potential uses.

The Company sponsors a defined benefit pension plan that covers certain eligible employees. The Company’s pension expense and required contributions to the pension plan are directly affected by changes in interest rates, the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets, and the actuarial assumptions used to measure the defined benefit pension plan obligations.  If plan assets perform below the assumed rate of return used to determine pension expense, future pension expense will increase. Further, as a result of the global economic instability, our pension plan investment portfolio has recently incurred greater volatility.  The proportion of pension assets to liabilities, which is called the funded status, determines the level of contribution to the plan that is required by law. In recent years, the Company has funded the plan in amounts as required, but changes in the plan’s funded status related to the value of assets or liabilities could increase the amount required to be funded. The Company cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase the Company’s pension funding obligations, diverting funds from other potential uses.

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

 (dollars in thousands, except per share data)

Index

Risks Related to Cambrex’s Industry

Any significant change in government regulation of the drug development process could have a material adverse effect on the Company.

The manufacturing of pharmaceutical products is subject to extensive regulation by governmental authorities, including the FDA, the European Medicines Agency (“EMA”) and comparable regulatory authorities in other countries.  The Company’s business, as well as its customers’ business depends in part on strict government regulation of the drug development process.  Legislation may be introduced and enacted from time to time to modify regulations administered by the FDA or EMA and governing the drug approval process.  Any significant reduction in the scope of regulatory requirements or the introduction of simplified drug approval procedures could have a material adverse effect on the Company’s business.

Failure to comply with current Good Manufacturing Practices (“cGMP”) and other government regulations or delays in obtaining regulatory approval could have a material adverse effect on the Company.

All facilities and manufacturing techniques used for manufacturing products for clinical use or for commercial sale in the U.S. must be operated in conformity with cGMP regulations as required by the FDA and other comparable regulatory authorities in other countries, and for certain products, the Drug Enforcement Agency.  The Company’s facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products.  A finding that the Company had materially violated these requirements could result in regulatory sanctions including, but not limited to, the regulatory agencies, including the FDA, withholding approval of new drug applications or supplements and the denial of entry into the U.S.,  or other countries, of products manufactured at non-compliant foreign facilities, the loss of a customer contract, the disqualification of data for client submissions to regulatory authorities and a mandated closing of the Company’s facilities.  Any such violations would have a material adverse effect on the Company’s business.  Cambrex’s customers are typically subject to the same, or similar, regulations and any such violations or other actions by regulatory agencies, including, but not limited to, plant shutdowns or product recalls that eliminate or reduce the Company’s sale of its products or services could negatively impact the Company’s business.  In addition, the submission of new products to regulatory authorities for approval by the Company or its customers does not guarantee the approval to market the product will be granted.  Each authority may impose its own requirements or delay or refuse to grant approval to the Company or customer even when the product has already been approved in another country.

The overall  level of late-stage clinical phase projects may continue to decline or the outsourcing trend declines, either of which could slow the Company’s growth.

The success of the Company’s business depends to a certain extent on the number of clinical phase contracts and the size of the contracts that it may obtain from pharmaceutical companies. A decline in the level of clinical phase projects or a slowing of the outsourcing trend could result in a diminished growth rate in the Company’s sales and adversely affect its business, financial condition and results of operations.

 (dollars in thousands, except per share data)

Index

Item 1B  Unresolved Staff Comments.

None.

Item 2  Properties.

Set forth below is information relating to manufacturing facilities owned by the Company as of December 31, 2011:

Location	Acreage	Operating Subsidiary	Product Lines Manufactured

Charles City, Iowa	57 acres	Cambrex Charles City, Inc.	APIs, Pharmaceutical Intermediates, Imaging Chemicals, Animal Health Products and Fine Custom Chemicals

Karlskoga, Sweden	42 acres	Cambrex Karlskoga AB	APIs, Pharmaceutical Intermediates, Imaging Chemicals and Fine Custom Chemicals

Paullo (Milan), Italy	13 acres	Cambrex Profarmaco Milano S.r.l.	APIs and Pharmaceutical Intermediates

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

Item 3   Legal Proceedings.

See "Environmental and Safety Regulations and Proceedings" under Item 1 and Note 19 to the Company’s consolidated financial statements with respect to various proceedings involving the Company in connection with environmental matters.  The Company is party to a number of other proceedings also discussed in Note 19 to the Company’s consolidated financial statements.

Item 4   Mine Safety Disclosures.

None.

 (dollars in thousands, except per share data)

Index

PART II

Item 5	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock, $.10 par value, is listed on the NYSE under the symbol CBM.  The following table sets forth the closing high and low sales price of the common stock as reported on the NYSE:

2011	High	Low

First Quarter	$5.95	$4.42
Second Quarter	5.50	4.03
Third Quarter	5.49	4.19
Fourth Quarter	7.61	4.57

2010	High	Low

First Quarter	$6.01	$3.68
Second Quarter	4.79	3.15
Third Quarter	4.41	2.91
Fourth Quarter	6.07	4.02

As of January 31, 2012, the Company estimates that there were approximately 4,784 beneficial holders of the outstanding common stock of the Company.

The Company has not paid any cash dividends on its common stock in the last three years and presently intends to retain future earnings, to fund the development and growth of its business.  Therefore, the Company does not anticipate paying cash dividends in the foreseeable future.

2011 Equity Compensation Table

The following table provides information as of December 31, 2011 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

	Column (a)	Column (b)	Column (c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,086,128	$6.63	588,180
Equity compensation plans not approved by security holders	203,745	$7.05	-
Total	2,289,873	$6.67	588,180

The material features of the equity compensation plan under which equity securities are authorized for issuance that was adopted without stockholder approval are described below:

 (dollars in thousands, except per share data)

Index

2000 Employee Performance Stock Option Plan

The 2000 Employee Stock Option Plan (the “2000 Plan”) was used to fund awards for Non-Executive Employees of the Company.  The 2000 Plan is administered by the Compensation Committee of the Board of Directors, and that Committee may delegate responsibilities to others to assist in administering the 2000 Plan.  The total number of shares of common stock which may be issued on exercise of stock options shall not exceed 500,000 shares, subject to adjustment in accordance with the Plan.  No participant shall be granted options to purchase more than 100,000 shares of common stock in any twelve month period.  The options were priced at fair market value on the date of grant and expire up to 10 years after the date of grant.  If the employment of a participant terminates, other than as a result of death, disability or retirement, all unexercised awards shall be cancelled.  In the event of death, disability or retirement, the options will expire one year from the date of the event.  As of December 31, 2011 there were no shares remaining for future issuance under this plan.

Comparison of Five-Year Cumulative Total Returns

The comparative stock performance graph below compares the five-year cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2006, to the close of the last trading day of 2011, in each of (i) Cambrex common stock, (ii) the S&P 500 Index and (iii) S&P 1500 Pharmaceuticals Index. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

The Company’s commercial activities are focused on manufacturing and marketing to customers concentrated in the Life Sciences Industry (including pharmaceutical chemicals and intermediates).  Although the Company’s products are diverse, making it difficult to select a comparative peer group, the Company believes that the S&P 1500 Pharmaceuticals Index is a reasonable, publicly available comparison group for the commercial activities on which it currently focuses.  The S&P 1500 Pharmaceuticals Index is comprised of 20 pharmaceutical companies within the S&P 1500 Composite Index as of December 31, 2011.

 (dollars in thousands, except per share data)

Index

Item 6 Selected Financial Data.

The following selected consolidated financial data of the Company for each of the five years in the period through December 31, 2011 are derived from the audited financial statements, including all adjustments necessary for discontinued operations presentation.  The consolidated financial statements of the Company as of December 31, 2011 and 2010 and for each of the years in the three year period ended December 31, 2011 and the reports of the independent registered public accounting firm thereon are included elsewhere in this annual report.  In February 2007 the Company completed the sale of the businesses that comprised the Bioproducts and Biopharma segments (excluding certain liabilities).  As a result, where applicable, these businesses are being reported as discontinued operations for all periods presented.  The data presented below should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Years Ended December 31,
	2011(1)	2010(2)	2009(3)	2008(4)	2007(5)
INCOME DATA:
Gross sales	$254,475	$226,436	$236,277	$249,618	$252,574
Net revenues	255,653	226,992	234,550	249,228	252,505
Gross profit	74,084	66,866	70,278	73,743	91,232
Selling, general and administrative expenses	39,227	34,024	35,711	40,521	48,858
Research and development expenses	11,037	10,305	7,929	7,590	12,157
Restructuring expenses	-	1,293	-	4,695	6,073
Strategic alternative costs	-	-	-	1,515	31,127
Merger and acquisition expenses	-	997	-	-	-
Operating profit/(loss)	23,820	20,247	26,638	19,422	(6,983)
Interest expense/(income), net	2,373	4,391	4,634	3,668	(485)
Other (income)/expenses, net	(111)	596	(641)	754	725
Equity in losses of partially-owned affiliate	1,621	286	-	-	-
Income/(loss) before income taxes	19,937	14,974	22,645	15,000	(7,223)
Provision for income taxes	6,202	5,665	12,253	7,071	6,288
Income/(loss) from continuing operations	13,735	9,309	10,392	7,929	(13,511)
(Loss)/income from discontinued operations, including gains from dispositions, net of tax	(2,767)	338	-	-	222,759
Net income	10,968	9,647	10,392	7,929	209,248

EARNINGS PER SHARE DATA:
Earnings/(loss) per common share (basic):
Income/(loss) from continuing operations	$0.46	$0.32	$0.36	$0.27	$(0.47)
(Loss)/income from discontinued operations, including gains from dispositions, net of tax	$(0.09)	$0.01	$-	$-	$7.77
Net income	$0.37	$0.33	$0.36	$0.27	$7.30
Earnings/(loss) per common share (diluted):
Income/(loss) from continuing operations	$0.46	$0.32	$0.36	$0.27	$(0.47)
(Loss)/income from discontinued operations, including gains from dispositions, net of tax	$(0.09)	$0.01	$-	$-	$7.77
Net income	$0.37	$0.33	$0.36	$0.27	$7.30
Weighted average shares outstanding:
Basic	29,468	29,361	29,241	29,116	28,683
Diluted	29,564	29,468	29,267	29,161	28,683

DIVIDENDS PER COMMON SHARE	$-	$-	$-	$-	$14.03

 (dollars in thousands, except per share data)

Index

	Years Ended December 31,
	2011(1)	2010(2)	2009(3)	2008(4)	2007(5)
BALANCE SHEET DATA: (at end of period)
Working capital	$77,476	$82,146	$94,362	$74,376	$69,148
Total assets	335,744	351,751	351,515	341,072	373,462
Long-term debt	98,000	115,900	120,800	123,800	101,600
Total stockholders' equity	100,341	107,635	103,270	74,786	102,057

(1)	Loss from discontinued operations includes pre-tax charges of $2,851 for environmental remediation, net of insurance proceeds, related to sites of divested businesses.

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

(3)	Net income includes tax expense of approximately $5,300 for an estimate of an international tax liability related to a 2003 transaction.

(4)	Net income includes pre-tax charges, within operating expenses, of $1,515 for costs related to strategic alternatives, $4,695 for restructuring costs and $1,040 related to a former CEO's retirement.

(5)
Loss from continuing operations includes pre-tax charges of $31,127 within operating expenses for the costs related to strategic alternatives, $6,073 within operating expenses for restructuring costs and $841 within interest expense for the write-off of unamortized debt costs.  Income from discontinued operations includes the gain on sale of the businesses that comprised the Bioproducts and Biopharma business segments of $235,489, expense of $4,636 for the Rutherford litigation settlement and expense of $1,000 for an adjustment to an environmental reserve at a site of a divested business.

 (dollars in thousands, except per share data)

Index

Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

The Company’s business consists of three manufacturing facilities and one R&D center.  These facilities primarily manufacture pharmaceutical intermediates, APIs and ingredients derived from organic chemistry.  The Company also owns a 51% stake in Zenara, a pharmaceutical company with final dosage form manufacturing capabilities based in India, and IEP, a business that designs and licenses biocatalytic enzymes based in Germany.

The following significant events, which are explained in detail on the following pages, occurred during 2011:

•	Sales in 2011 increased 12.4% to $254,475 from $226,436 in 2010. Foreign currency exchange favorably impacted sales 4.8%.

•	Debt, net of cash, decreased $20,216 during 2011.

•	Operating profit increased 17.6% to $23,820 from 2010.

•	The Company entered into a $250,000 five-year Syndicated Senior Revolving Credit Facility.

Excluding foreign currency, the main drivers of the higher sales include higher volumes of an API to a customer who experienced a disruption in its supply chain for most of 2010, increased volumes for a recently approved product and increased demand for an API manufactured under a long-term supply agreement.  These increases were partially offset by lower pricing across several product categories, lower revenue from clinical phase projects and lower sales of a product that was discontinued by a customer of the Company in December 2010.

The Company also experienced higher generic API sales due to higher volumes partially offset by competitive pricing.  Sales of controlled substances, which the Company defines as drugs falling under Schedule II of the U.S. Drug Enforcement Agency’s classification system, showed continued growth in 2011.

Gross margins in 2011 decreased to 29.1% compared to 29.5% in 2010.  Excluding a 0.6% unfavorable impact from foreign currency, gross margins increased to 29.7% in 2011 versus 2010.  Excluding the foreign currency impact, gross margins were positively impacted by higher production volumes, leading to increased plant efficiency, and favorable product mix, partially offset by lower pricing in 2011, and the result of the benefits in 2010 for insurance proceeds related to a business interruption claim and fees related to the cancellation of a supply contract.

The Company reported income from continuing operations of $13,735, or $0.46 per diluted share in 2011, compared to $9,309, or $0.32 per diluted share in 2010.

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

 (dollars in thousands, except per share data)

Index

Revenue Recognition

Revenues are generally recognized when title to products and risk of loss are transferred to customers.  Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations.

The Company has certain contracts that contain multiple deliverables.  These deliverables often include process development services and commercial production and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.  The consideration the Company receives is allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price (“the relative selling price method”).  When applying the relative selling price method, the selling price for each deliverable is determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists; otherwise, third party evidence (“TPE”) of selling price is used.  If neither VSOE nor TPE of selling price exists for a deliverable, the Company uses it best estimate of selling price for that deliverable. Once the accounting units are defined, applicable revenue recognition criteria are applied to each of the separate units.  The Company elected to early adopt the provisions of this standard, on a prospective basis, for revenue arrangements entered into or materially modified beginning January 1, 2010.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

 (dollars in thousands, except per share data)

Index

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

Environmental and Litigation Contingencies

The Company periodically assesses the potential liabilities related to any lawsuits or claims brought against it.  See Note 19 to the Company’s consolidated financial statements for a discussion of the Company’s current environmental and litigation matters, reserves recorded and its position with respect to any related uncertainties.  While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that the Company will incur an expense related to a settlement for such matters and whether a reasonable estimation of such probable loss, if any, can be made.  If probable and estimable, the Company accrues for the costs of clean-up, settlements and legal fees.  Given the inherent uncertainty related to the eventual outcome of litigation and environmental matters, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions that the Company may have made with respect to their resolution from time to time.

Income Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The recoverability of deferred tax assets is dependent upon the Company’s assessment that it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdictions to utilize the deferred tax assets.  When the Company determines that future taxable income will not be sufficient to utilize the deferred tax assets, a valuation allowance is recorded.  The Company’s valuation allowances primarily relate to foreign tax credits, alternative minimum tax credits, and other net deferred tax balances, excluding deferred tax liabilities on indefinite-lived intangibles, in the U.S., where profitability is uncertain, and NOL carryforwards in foreign jurisdictions with little or no history of generating taxable income or where future profitability is uncertain.

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

 (dollars in thousands, except per share data)

Index

Results of Operations

2011 Compared to 2010

Gross sales for 2011 increased 12.4% to $254,475 from $226,436 in 2010.  Foreign currency exchange favorably impacted sales 4.8%.

The following table summarizes gross sales by product groups:

	2011	2010

APIs and pharmaceutical intermediates	$229,319	$203,807
Other	25,156	22,629
Total	$254,475	$226,436

Sales of APIs and pharmaceutical intermediates in 2011 of $229,319 were $25,512 or 12.5% higher than the prior year.  Foreign currency favorably impacted these sales 4.8%.  Excluding foreign currency, the main drivers of the higher sales include higher volumes of an API to a customer who experienced a disruption in its supply chain for most of 2010, increased volumes for a recently approved product and increased demand for an API manufactured under a long-term supply agreement.  These increases were partially offset by lower pricing across several product categories, lower revenue from clinical phase projects and lower sales of a product that was discontinued by a customer of the Company in December 2010.

The Company also experienced higher generic API sales due to higher volumes partially offset by competitive pricing.  Sales of controlled substances, which the Company defines as drugs falling under Schedule II of the U.S. Drug Enforcement Agency’s classification system, showed continued growth in 2011.

One customer, Gyma, a distributor representing multiple customers, accounted for 10.8% of the Company’s 2011 consolidated sales.  One API sold to multiple customers, accounted for 13.4% of 2011 consolidated sales.

Other sales in 2011 of $25,156 were $2,527 or 11.2% higher than the prior year.  Foreign currency favorably impacted these sales 5.3%.  Excluding foreign currency, the increase in sales is due primarily to higher sales of imaging and crop protection chemicals.

Gross profit in 2011 was $74,084 compared to $66,866 in 2010.  Gross margins in 2011 decreased to 29.1% compared to 29.5% in 2010.  Excluding a 0.6% unfavorable impact from foreign currency, gross margins increased to 29.7% in 2011 versus 2010.  Excluding the foreign currency impact, gross margins were positively impacted by higher production volumes, leading to increased plant efficiency, and favorable product mix, partially offset by lower pricing in 2011, and the result of the benefits in 2010 for insurance proceeds related to a business interruption claim and fees related to the cancellation of a supply contract.

Selling, general and administrative expenses of $39,227 or 15.4% of gross sales in 2011 increased from $34,024 or 15.0% in 2010.  This increase is due primarily to higher employee compensation (approximately $4,100), unfavorable foreign exchange (approximately $1,500) and higher sales and marketing costs (approximately $400) partially offset by lower pension expense (approximately $1,200).

Research and development expenses of $11,037 were 4.3% of gross sales in 2011, compared to $10,305 or 4.6% of gross sales in 2010.  The increase is primarily due to unfavorable foreign exchange.

During 2010, the Company finalized a plan to restructure its operations at a manufacturing site which resulted in a reduction in workforce of 32 employees.  The plan included certain one-time benefits for terminated employees, all of which will be paid in cash.  Costs related to this plan are recorded on the Company’s income statement under the caption “Restructuring expenses” and totaled $1,293 in 2010.

 (dollars in thousands, except per share data)

Index

Operating profit was $23,820 in 2011 compared to $20,247 in 2010.  The increase is due to higher gross profit, partially offset by higher depreciation expense and selling, general and administrative expenses discussed above.  The 2010 results include restructuring costs and merger and acquisition expenses of $1,293 and $997, respectively.

Net interest expense was $2,373 in 2011 compared to $4,391 in 2010.  The average interest rate on debt was 1.6% in 2011 versus 3.3% in 2010.  Interest rate swaps expired in October 2010 resulting in a lower weighted average interest rate in 2011.

In November 2010, the Company acquired a 51% equity stake in Zenara for approximately $18,900.  Zenara is a pharmaceutical company focused on the formulation of final dosage form products based in India.  Cambrex accounts for its investment in Zenara using the equity method of accounting.

The impact of its ownership stake in Zenara was a loss of $1,621 and $286 in 2011 and 2010, respectively, and is located within “Other expenses/(income)” as “Equity in losses of partially-owned affiliate” in the Company’s income statement.  These amounts include amortization expense of $1,106 and $185 in 2011 and 2010, respectively and depreciation expense of $149 and $25 in 2011 and 2010, respectively.

The Company recorded tax expense of $6,202 in 2011 compared to $5,665 in 2010.  The tax expense for 2011 and 2010 includes benefits of $338 and $1,799, respectively, for changes in valuation allowances to offset expense and benefit generated from domestic income, tax credits, and losses in certain foreign jurisdictions.  These valuation allowances result from the Company’s recent history of domestic and certain foreign losses and its short-term projections for losses in the relative jurisdictions.  Since 2003, the Company has maintained a full valuation allowance on the tax benefits arising from domestic pre-tax losses.

The Company will continue to record a full valuation allowance, primarily on its domestic net deferred tax assets excluding indefinite-lived intangibles, until an appropriate level of domestic profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of the domestic net deferred tax assets would be realized.  If the Company continues to report pre-tax losses in certain foreign jurisdictions, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits.  The carryforward periods for domestic federal foreign tax credits, research and experimentation tax credits and alternative minimum tax credits are 10 years, 20 years and an indefinite period, respectively.  As such, improvements in domestic pre-tax income in the future may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

In 2009, a subsidiary of the Company was examined by a European tax authority, who challenged the business purpose of the deductibility of certain intercompany transactions from 2003.  In the fourth quarter of 2009, the tax authorities notified the Company that they disagreed with the Company’s responses to the authority’s two formal assessments.  In the first quarter of 2010, the Company filed an appeal to litigate the matter.  The first court date related to this matter was held in June 2011.  The court issued its ruling in favor of the Company in June, however, this ruling has been appealed by the tax authorities and only applies to the smaller of the two assessments made by the authorities related to this matter.  The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may be appealed, and as such the final date of resolution and outcome of this matter are uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, judgments or settlements may require the Company to increase its reserve for unrecognized tax benefits by up to $8,000 or decrease its reserve by $5,300, including interest and penalties.  If the court rules against the Company in subsequent court proceedings, a payment of between $6,000 and $9,000 including interest and penalties will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.  In January 2012 the tax authorities commenced a general examination of the subsidiary’s 2008 tax return.  No issues have been raised to date.

Income from continuing operations in 2011 was $13,735, or $0.46 per diluted share, versus $9,309, or $0.32 per diluted share in 2010.

 (dollars in thousands, except per share data)

Index

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

 (dollars in thousands, except per share data)

Index

Net interest expense was $4,391 in 2010 compared to $4,634 in 2009.  This decrease is due primarily to lower average debt balances, lower interest rates and the Company’s interest rate swaps maturing in October 2010 partially offset by lower capitalized interest due to the completion of a large capital project in 2009.  Average interest rates were 3.3% and 3.8% in 2010 and 2009, respectively.

In November 2010, the Company acquired a 51% equity stake in Zenara for approximately $18,900.  Zenara is a Hyderabad, India based pharmaceutical company focused on the formulation of final dosage form products.  Pursuant to the stock purchase agreement, Cambrex will acquire the remaining 49% in early 2016 at a value to be determined using a weighted combination of a multiple of 2015 EBITDA and cumulative EBITDA for the years 2011 through 2015, adjusted for Zenara’s net debt or net cash position.  Cambrex accounts for its investment in Zenara using the equity method of accounting.

The impact of its ownership stake in Zenara was a loss of $286 in 2010 and is located within “Other expenses/(income)” as “Equity in losses of partially-owned affiliate” in the Company’s income statement.

The Company recorded tax expense of $5,665 in 2010 compared to $12,253 in 2009.  The tax expense for 2010 and 2009 includes a benefit of $1,799 and a charge of $103, respectively, for changes in valuation allowances to offset expense and benefit generated from domestic income and losses, tax credits, and losses in certain foreign jurisdictions.  These valuation allowances result from the Company’s recent history of domestic and certain foreign losses and its short-term projections for losses in the relative jurisdictions.  Tax expense for 2009 also includes a charge of $5,300 for an estimate of an international tax liability related to a 2003 transaction.  Since 2003, the Company has maintained a full valuation allowance on the tax benefits arising from domestic pre-tax losses.

Income from continuing operations in 2010 was $9,309, or $0.32 per diluted share, versus $10,392, or $0.36 per diluted share in 2009.

Liquidity and Capital Resources

During 2011, cash and cash equivalents on hand increased $2,307 to $31,921. The year over year strength in the U.S. dollar unfavorably impacted the translated cash balances by $891.  During 2011, cash flows from operations provided $38,322, compared to $23,284 in the same period a year ago.  Cash flows from operations in 2011 compared to 2010 were favorably impacted by improved accounts receivable collections and better cash management related to the Company’s accounts payables partially offset by higher pension contributions.  Cash flows used in financing activities in 2011 of $19,636 mainly reflects the pay down of debt.

In November 2011, the Company entered into a $250,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”) which expires in November 2016.  The Company pays interest on this Credit Facility at LIBOR plus 1.75% - 2.50% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios.  The Company was in compliance with all financial covenants at December 31, 2011.  As of December 31, 2011, there was $98,000 outstanding on this Credit Facility.

The 2011 and 2010 weighted average interest rates for long-term bank debt were 1.6% and 3.3%, respectively.

In November 2010, the Company purchased a 51% equity stake in Zenara for approximately $18,900 and is required to purchase the remaining 49% in 2016 based upon a formula derived from Zenara’s future EBITDA.  The Company may, at its option, purchase the remaining equity in cash or a combination of cash and up to 50% of the consideration in Cambrex stock.

To the extent that Zenara has significant EBITDA during the period covered by the contract formula, substantial consideration will be required to purchase the remaining 49%.  A large cash payment could require borrowing under the Company’s Credit Facility. Additionally, the uncertainty regarding the amount of consideration required for the 2016 buyout of the 49% may impact the Company’s future borrowing ability, result in higher interest expense, or possibly result in difficulty securing any credit arrangements in the future.  Additionally, issuance of any stock to satisfy a portion of this obligation could have a dilutive effect on holders of Cambrex common stock.  In the event that Cambrex is unable to compensate the 49% equity holder for its shares in 2016, the 49% shareholder has certain rights, including the right to force a sale of Zenara to a third party to secure their payment.

 (dollars in thousands, except per share data)

Index

For 2012, capital expenditures are expected to be approximately $15,000 to $18,000.

Contractual Obligations

At December 31, 2011, the Company’s contractual obligations with initial or remaining terms in excess of one year were as follows:

	Total	2012	2013	2014	2015	2016	2017+

Long term debt	$98,000	$-	$-	$-	$-	$98,000	$-
Interest on debt	13,175	2,726	2,726	2,726	2,726	2,271	-
Operating leases	4,237	815	715	650	614	489	954
Purchase obligations	2,059	1,487	540	32	-	-	-
Contractual cash obligations	$117,471	$5,028	$3,981	$3,408	$3,340	$100,760	$954

In addition to the contractual obligations listed above, the Company expects to contribute approximately $3,000 in cash to its U.S. defined-benefit pension plan in 2012.  The Company believes it is possible that a similar amount of pension contributions could be required in 2013.  For the unfunded SERP and international pension plans the Company expects to make benefit payments of approximately $1,450 in 2012 and similar amounts in 2013 through 2017.  See Note 16 to the Company’s consolidated financial statements for details on the Company’s unfunded balance related to its pension plans.  Also not included in the table above is $7,042 of uncertain tax positions due to uncertainties surrounding the timing of the obligation.  See Note 9 to the Company’s consolidated financial statements.  The Company also may be required to make cash payments to remediate certain environmental sites at unknown future periods as discussed in Note 19 to the Company’s consolidated financial statements.

See Notes 10, 16, 18 and 19 to the Company’s consolidated financial statements for additional information regarding the Company’s pension plans, debt and other commitments.

As disclosed above the Company has an obligation to purchase the remaining 49% of Zenara in 2016 at a price determined by future performance of that entity.

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, returns on assets within the Company’s domestic pension plan that are significantly below expected performance, as well as other factors.  See the Risk Factors section of this document for further explanation of factors that may negatively impact the Company’s cash flows.  Any change in the current status of these factors could adversely impact the Company's ability to fund operating cash flow requirements.

Market Risks

Currency Risk Management

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by international operations which are primarily denominated in the U.S. dollar, Euro and Swedish krona.  The Company currently uses foreign currency exchange forward contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's local operating results. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations.  The notional amount of these contracts as of December 31, 2011 was $11,005.  Unrealized foreign exchange contract losses do not subject the Company's actual results to risk as gains or losses on these contracts are undertaken to offset gains or losses on the transactions that are hedged.  The foreign exchange contracts have varying maturities with none exceeding twelve months.

 (dollars in thousands, except per share data)

Index

With respect to the contracts outstanding at December 31, 2011, a 10% fluctuation of the local currency over a one-year period would cause $1,087 pre-tax earnings to be at risk. This is based on the notional amount of the contracts, adjusted for unrealized gains and losses, of $10,867. These calculations do not include the impact of exchange gains or losses on the underlying positions that would offset the gains and losses of the derivative instruments.

Interest Rate Management

The Company previously employed a plan to mitigate interest rate risk by entering into interest rate swap agreements to convert floating rates to fixed interest rates.  During 2010, the Company had three interest rate swaps in place with an aggregate notional value of $60,000, at an average fixed rate of 4.48%.  These interest rate swaps matured in October 2010.  At December 31, 2011, the Company did not have any interest rate swaps outstanding and would record higher interest expense if interest rates were to rise.  The Company is evaluating potentially entering into floating to fixed-rate interest rate swaps for existing borrowings.

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

It is the Company’s policy to record appropriate liabilities for environmental matters where remedial efforts are probable and the costs can be reasonably estimated.  Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work.  Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company.  The resolution of such matters often spans several years and frequently involves regulatory oversight or adjudication.  Additionally, many remediation requirements are fluid and are likely to be affected by future technological, site and regulatory developments.  Consequently, the ultimate liability with respect to such matters, as well as the timing of cash disbursements cannot be determined with certainty.

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of applicable sites not owned by the Company and the Company's current and former operating sites.  These reserves were $7,786 and $7,017 at December 31, 2011 and 2010, respectively.  The increase in the reserve includes adjustments to reserves of $2,930 partially offset by payments of $2,112 and the impact of currency translation of $49.  The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information become available.  Based upon available information and analysis, the Company's current reserve represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where full remediation costs may not be estimable at the reporting date.  Given the uncertainties regarding the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

 (dollars in thousands, except per share data)

Index

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

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and a proposed remediation plan to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP subsequently rejected the remediation plan and requested additional investigative work at the site and that work is on-going.  The reserve was $1,013 at December 31, 2011 which was based on the initial remedial action plan.  The results of the additional investigative work may impact the remediation plan and costs.

Additionally, the Company has a reserve of $870 for the Cosan Carlstadt, New Jersey site based on the investigations completed to date and the proposed remediation plan submitted to the NJDEP for its approval. The NJDEP has subsequently required the Company to perform additional investigative work prior to approval of the remediation plan.  The results of this additional investigative work may impact the remediation plan and costs.  The NJDEP has advised the Company that the site will be placed in the NJDEP’s private oversight program.  Under the program, the Company will be required to implement a remediation plan in 2012.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey.  These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek site.  The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with other PRP signatories to the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs.  As of December 31, 2011, the Company’s reserve was $288, which includes $250 of additional expense recorded in discontinued operations in 2011, to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is ongoing and at this time it is too early to predict the extent of any additional liabilities.

Maybrook and Harriman Sites

The Company’s Nepera, Inc. subsidiary (“Nepera”) is named a PRP of the Maybrook site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986.  The USEPA also issued the Company a Notice of Potential Liability and the Company signed a consent decree to complete the Record of Decision (“ROD”) and has provided the USEPA with appropriate financial assurance to guarantee the obligation under the consent decree.  The PRPs began to implement remedial action at this site in the third quarter of 2011 and during the course of the remediation the Company became aware of unexpected additional requirements and scope of the remediation work.  Consequently, the Company recorded an expense of $2,200 to discontinued operations.  The Company’s reserve for completing this project is $2,625, which it expects to complete in 2012.

 (dollars in thousands, except per share data)

Index

Nepera is also named a responsible party of its former Harriman, New York production facility by the New York State Department of Environmental Conservation (“NYSDEC”).  A final ROD was issued that describes the remediation plan for the site.  Implementation of the ROD is on-going.  In December 2010, the NYSDEC notified the PRPs and the current owners of the property that they intended to combine the investigation and remediation being conducted by various parties pursuant to different regulatory programs under one regulatory plan.  This development could potentially lead to increased liabilities for the Company.  There are on-going discussions between the NYSDEC and all parties to try to resolve this matter.  As of December 31, 2011, the reserve recorded by the Company for the Nepera Harriman site was $425 which represents the Company’s best estimate to complete the ROD.

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

Litigation and Other Matters

Lorazepam and Clorazepate

In 1998, the Company and a subsidiary were named as defendants along with Mylan Laboratories, Inc. (“Mylan”) and Gyma Laboratories, Inc. (“Gyma”) in a proceeding instituted by the Federal Trade Commission in the United States District Court for the District of Columbia (the “District Court”).  Suits were also commenced by several State Attorneys General and class action complaints by private plaintiffs in various state courts.  The suits alleged violations of the Federal Trade Commission Act arising from exclusive license agreements between the Company and Mylan covering two APIs (Lorazepam and Clorazepate).

All cases have been resolved except for one brought by four health care insurers. In the remaining case, the District Court entered judgment after trial in 2008 against Mylan, Gyma and Cambrex in the total amount of $19,200, payable jointly and severally, and also a punitive damage award against each defendant in the amount of $16,709.  In addition, the District Court ruled that the defendants were subject to a total of approximately $7,500 in prejudgment interest. Several motions are currently pending in connection with the defendant’s appeal of the judgment.

 (dollars in thousands, except per share data)

Index

In 2003, Cambrex paid $12,415 to Mylan in exchange for a release and full indemnity against future costs or liabilities in related litigation brought by the purchasers of Lorazepam and Clorazepate, as well as potential future claims related to the ongoing matter. Mylan has submitted a surety bond underwritten by a third-party insurance company in the amount of $74,500.  In the event of a final settlement or final judgment, Cambrex expects any payment required by the Company to be made by Mylan under the indemnity described above.

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

Additionally, as permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's, director's or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that covers a portion of any potential exposure.  The Company currently believes the estimated fair value of its indemnification agreements is not material based on currently available information, and as such, the Company had no liabilities recorded for these agreements as of December 31, 2011.

Cambrex's subsidiaries are party to a number of other proceedings that are not considered material at this time.

Impact of Recent Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements.”  This statement requires new disclosures and clarifies some existing disclosure requirements about fair value measurement.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The effect of adopting this pronouncement did not have an impact on the Company’s financial position or results of operations.

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

 (dollars in thousands, except per share data)

Index

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

Testing Goodwill for Impairment

In September 2011, the FASB issued “Intangibles—Goodwill and Other:  Testing Goodwill for Impairment” to simplify the goodwill impairment test.  The change allows companies to first decide whether they need to do the two-step test by allowing companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  A business no longer has to calculate the fair value of a reporting unit unless it believes it is very likely that the unit’s fair value is less than the value carried on the balance sheet.  This amendment also includes examples of how the amended test should be carried out.  This amendment is effective for annual and interim tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted.  The effect of adopting this statement is not expected to have an impact on the Company’s financial position or results of operations.

Item7A   Quantitative and Qualitative Disclosures about Market Risk.

The information required in this section can be found in the “Market Risks” section of Item 7 on page 31 of this Form 10-K.

 (dollars in thousands, except per share data)

Index

Item 8  Financial Statements and Supplementary Data.

The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

Page Numbur
(in this Report)
Reports of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets as of December 31, 2011 and 2010	40
Consolidated Income Statements for the Years Ended December 31, 2011, 2010 and 2009	41
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2011, 2010 and 2009	42
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	43
Notes to Consolidated Financial Statements	44
Selected Quarterly Financial and Supplementary Data (unaudited)	74

The financial statement schedules are filed pursuant to Item 15 of this report.

 (dollars in thousands, except per share data)

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cambrex Corporation,

We have audited the accompanying consolidated balance sheets of Cambrex Corporation as of December 31, 2011 and 2010 and the related consolidated income statements, statements of stockholders’ equity, and statements of cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambrex Corporation at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cambrex Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 7, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Woodbridge, NJ
February 7, 2012

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cambrex Corporation,

We have audited Cambrex Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cambrex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cambrex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cambrex Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 7, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Woodbridge, NJ
February 7, 2012

Index

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$31,921	$29,614
Trade receivables, less allowances of $450 and $1,083 at respective dates	36,510	39,025
Inventories, net	62,095	61,408
Prepaid expenses and other current assets	6,083	5,082
Total current assets	136,609	135,129
Property, plant and equipment, net	139,628	150,483
Goodwill	36,731	37,694
Intangible assets, net	4,261	4,687
Investment in partially-owned affiliate	15,090	19,709
Other non-current assets	3,425	4,049
Total assets	$335,744	$351,751

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,200	$19,480
Accrued expense and other current liabilities	37,933	33,503
Total current liabilities	59,133	52,983
Long-term debt	98,000	115,900
Deferred income tax	16,243	17,893
Accrued pension and postretirement benefits	52,089	43,921
Other non-current liabilities	9,938	13,419
Total liabilities	235,403	244,116
Commitments and contingencies (see Notes 18 and 19)
Stockholders' equity:
Common Stock, $.10 par value; authorized 100,000,000 issued 31,441,138 and 31,409,638 shares at respective dates	3,143	3,140
Additional paid-in capital	101,646	101,271
Retained earnings	42,960	31,992
Treasury stock, at cost, 1,866,258 and 1,978,533 shares at respective dates	(15,821)	(16,876)
Accumulated other comprehensive loss	(31,587)	(11,892)
Total stockholders' equity	100,341	107,635
Total liabilities and stockholders' equity	$335,744	$351,751

See accompanying notes to consolidated financial statements.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(dollars in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009

Gross Sales	$254,475	$226,436	$236,277
Commissions, allowances and rebates	1,776	1,545	1,402
Net sales	252,699	224,891	234,875
Other	2,954	2,101	(325)
Net revenues	255,653	226,992	234,550
Cost of goods sold	181,569	160,126	164,272
Gross profit	74,084	66,866	70,278
Selling, general and administrative expenses	39,227	34,024	35,711
Research and development expenses	11,037	10,305	7,929
Restructuring expenses	-	1,293	-
Merger and acquisition expenses	-	997	-
Operating profit	23,820	20,247	26,638
Other expenses/(income)
Interest expense, net	2,373	4,391	4,634
Other (income)/expenses, net	(111)	596	(641)
Equity in losses of partially-owned affiliate	1,621	286	-
Income before income taxes	19,937	14,974	22,645
Provision for income taxes	6,202	5,665	12,253
Income from continuing operations	13,735	9,309	10,392
(Loss)/income from discontinued operations, net of tax	(2,767)	338	-
Net income	$10,968	$9,647	$10,392
Basic earnings per share
Income from continuing operations	$0.46	$0.32	$0.36
(Loss)/income from discontinued operations, net of tax	$(0.09)	$0.01	$-
Net income	$0.37	$0.33	$0.36
Diluted earnings per share
Income from continuing operations	$0.46	$0.32	$0.36
(Loss)/income from discontinued operations, net of tax	$(0.09)	$0.01	$-
Net income	$0.37	$0.33	$0.36
Weighted average shares outstanding:
Basic weighted average shares outstanding	29,468	29,361	29,241
Effect of dilutive stock options and restricted stock	96	107	26
Diluted weighted average shares outstanding	29,564	29,468	29,267

See accompanying notes to consolidated financial statements.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Common Stock
	Shares Issued	Par Value ($.10)	Additional Paid- In Capital	Retained Earnings	Treasury Stock	Comprehensive Income/(Loss)	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
Balance at December 31, 2008	31,406,778	$3,140	$99,881	$11,960	$(19,014)		$(21,181)	$74,786
Comprehensive income
Net income				10,392		10,392		10,392
Other comprehensive income
Foreign currency translation adjustment						9,819
Unrealized gains on hedging contracts, net of tax of $304						2,450
Pensions, net of tax of $204						4,309
Other comprehensive income						16,578	16,578	16,578
Total comprehensive income						$26,970
Adjustment to cash dividend on restricted stock				(7)				(7)
Purchase of treasury stock					(25)			(25)
Exercise of stock options	2,000		9					9
Deferred compensation			(102)		264			162
Vested restricted stock			(666)		666			-
Stock option modification			94					94
Stock option expense			554					554
Restricted stock expense			658					658
Performance stock expense			69					69
Balance at December 31, 2009	31,408,778	$3,140	$100,497	$22,345	$(18,109)		$(4,603)	$103,270
Comprehensive income
Net income				9,647		9,647		9,647
Other comprehensive loss
Foreign currency translation adjustment						(7,417)
Unrealized gains on hedging contracts, net of tax benefit of $114						1,741
Pensions, net of tax benefit of $1						(1,613)
Other comprehensive loss						(7,289)	(7,289)	(7,289)
Total comprehensive income						$2,358
Purchase of treasury stock					(33)			(33)
Deferred compensation			(96)		262			166
Vested restricted stock	860		(1,004)		1,004			-
Stock option modification			52					52
Stock option expense			1,020					1,020
Restricted stock expense			645					645
Performance stock expense			157					157
Balance at December 31, 2010	31,409,638	$3,140	$101,271	$31,992	$(16,876)		$(11,892)	$107,635
Comprehensive loss
Net income				10,968		10,968		10,968
Other comprehensive loss
Foreign currency translation adjustment						(7,501)
Unrealized gains on hedging contracts, net of tax of $142						339
Pensions, net of tax benefit of $489						(12,533)
Other comprehensive loss						(19,695)	(19,695)	(19,695)
Total comprehensive loss						$(8,727)
Purchase of treasury stock					(329)			(329)
Exercise of stock options	31,500	3	142					145
Deferred compensation			(28)		80			52
Vested restricted stock			(911)		911			-
Vested performance stock			(393)		393			-
Stock option expense			1,028					1,028
Restricted stock expense			497					497
Performance stock expense			40					40
Balance at December 31, 2011	31,441,138	$3,143	$101,646	$42,960	$(15,821)		$(31,587)	$100,341

See accompanying notes to consolidated financial statements.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net income	$10,968	$9,647	$10,392
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	23,120	21,828	20,505
Increase in inventory reserve	1,637	1,719	4,196
Allowance for doubtful accounts	(103)	479	(191)
Stock based compensation included in net income	1,565	1,822	1,281
Deferred income tax provision	(721)	(1,165)	(287)
Restructuring charges	-	870	-
Equity in losses of partially-owned affiliate	1,621	286	-
Stock option modification	-	52	94
Foreign tax reserve	-	-	5,330
Other	390	245	(259)
Changes in assets and liabilities:
Trade receivables	2,066	(7,148)	5,930
Inventories	(3,523)	(4,925)	712
Prepaid expenses and other current assets	729	1,357	2,083
Accounts payable and other current liabilities	4,655	(938)	(13,038)
Other non-current assets and liabilities	(6,248)	(374)	(2,356)
Discontinued operations:
Adjustments to reconcile discontinued operations to cash flows	2,166	(471)	-
Net cash provided by operating activities	38,322	23,284	34,392

Cash flows from investing activities:
Capital expenditures	(15,008)	(12,637)	(12,587)
Acquisition of business and equity investment, net of cash acquired	(500)	(25,249)	-
Capital invested in partially-owned affiliate	-	(1,148)	-
Other investing activities	20	(18)	67
Net cash used in investing activities	(15,488)	(39,052)	(12,520)

Cash flows from financing activities:
Dividends and return of capital	-	-	(889)
Long-term debt activity (including current portion):
Borrowings	105,800	33,200	23,600
Repayments	(123,700)	(38,100)	(26,600)
Debt issuance costs	(1,541)	-	-
Proceeds from stock options exercised	145	-	9
Other financing activities	(340)	(54)	(48)
Net cash used in financing activities	(19,636)	(4,954)	(3,928)

Effect of exchange rate changes on cash and cash equivalents	(891)	(2,029)	1,881
Net increase/(decrease) in cash and cash equivalents	2,307	(22,751)	19,825
Cash and cash equivalents at beginning of year	29,614	52,365	32,540
Cash and cash equivalents at end of year	$31,921	$29,614	$52,365

Supplemental disclosure:
Interest paid, net of capitalized interest	$2,258	$4,328	$4,906
Income taxes paid, net of refunds received	$8,520	$3,579	$6,882

See accompanying notes to consolidated financial statements.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(1)	The Company

Cambrex Corporation and Subsidiaries (the “Company” or “Cambrex”) primarily provides products and services worldwide to pharmaceutical companies and generic drug companies.  The Company is dedicated to accelerating its customers’ drug discovery, development and manufacturing processes for human therapeutics.  The Company’s products consist of active pharmaceutical ingredients (“APIs”) and pharmaceutical intermediates produced under Food and Drug Administration current Good Manufacturing Practices for use in the production of prescription and over-the-counter drug products and other fine custom chemicals derived from organic chemistry.  Cambrex has three operating segments, which are manufacturing facilities, that have been aggregated as one reportable segment.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Equity investments in which the Company exercises significant influence but does not control, are accounted for using the equity method.  The Company’s share of its equity method investees’ earnings or losses are included in “Other expenses/(income)” in the income statements. The Company eliminates its pro rata share of gross profit on sales to/from its equity method investees for assets still remaining in inventory at the end of the reporting period.  All other significant inter-company balances and transactions have been eliminated in consolidation.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. In the normal course of business, the Company maintains cash balances with European Union banks ranging from $5,000 - $15,000. The Company routinely monitors the risks associated with these institutions and diversifies its exposure by maintaining smaller balances with multiple financial institutions.  Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion throughout the world.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

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

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in costs of goods sold or operating expenses.  Interest is capitalized in connection with the construction and acquisition of assets that are capitalized over longer periods of time for larger amounts.  The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset’s estimated useful life.  Total interest capitalized in connection with ongoing construction activities in 2011, 2010 and 2009 amounted to $38, $41 and $677, respectively.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(2)	Summary of Significant Accounting Policies (continued)

Impairment of Goodwill

The Company reviews the carrying value of goodwill to determine whether impairment may exist on an annual basis or whenever it has reason to believe goodwill may not be recoverable.  The annual impairment test of goodwill is performed during the fourth quarter of each fiscal year. The Company did not have an impairment for any of the years presented.

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

The Company has certain contracts that contain multiple deliverables.  These deliverables often include process development services and commercial production and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.  The consideration the Company receives is allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price (“the relative selling price method”).  When applying the relative selling price method, the selling price for each deliverable is determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists; otherwise, third party evidence (“TPE”) of selling price is used.  If neither VSOE nor TPE of selling price exists for a deliverable, the Company uses it best estimate of selling price for that deliverable. Once the accounting units are defined, applicable revenue recognition criteria are applied to each of the separate units.  The Company elected to early adopt the provisions of this standard, on a prospective basis, for revenue arrangements entered into or materially modified beginning January 1, 2010.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

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

Income Taxes

The Company and its eligible subsidiaries file a consolidated U.S. income tax return.  Foreign subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. income tax return.  At this time, Cambrex intends to reinvest foreign earnings indefinitely outside of the U.S. and would only consider repatriations of cash from foreign subsidiaries if it could utilize fully valued domestic tax attributes to completely offset any tax expense that would otherwise result.  Unrecognized foreign tax credits and fully valued foreign tax credit carryovers would be available to offset any potential U.S. tax liability.  Therefore, the Company has not provided U.S. federal income taxes or foreign withholding taxes on its undistributed earnings from foreign operations as of December 31, 2011.  Determination of the amount of unrecognized deferred taxes related to these earnings is not practicable because of the complexities of the hypothetical calculation.

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
(dollars in thousands, except per share data)

(2)	Summary of Significant Accounting Policies (continued)

Foreign Currency

The functional currency of the Company's foreign subsidiaries is the applicable local currency.  The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year.  Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated.  Gains or losses relating to transactions of a long-term investment nature are accumulated in stockholders' equity.  Gains or losses resulting from third-party foreign currency transactions are included in the income statement as a component of other revenues in the consolidated income statement.  Foreign currency net transaction losses were $62, $113 and $1,006 in 2011, 2010 and 2009, respectively.

Earnings per Common Share

All diluted earnings per share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options and restricted stock units, using the treasury stock method.

For the years ended December 31, 2011, 2010 and 2009, shares of 1,839,373, 1,866,270, and 2,106,556, respectively, were not included in the calculation of diluted shares outstanding because the effect would be anti-dilutive.

Comprehensive Loss

Included within accumulated other comprehensive loss for the Company are; foreign currency translation adjustments, changes in the fair value related to derivative instruments classified as cash flow hedges, net of related tax and changes in the pensions, net of tax.  Total comprehensive loss for the years ended December 31, 2011 and 2010 are included in the Statements of Stockholders’ Equity.

The components of accumulated other comprehensive loss in stockholders’ equity are as follows:

	2011	2010

Foreign currency translation	$1,111	$8,612
Unrealized gain/(loss) on hedging contracts, net of tax	274	(65)
Pensions, net of tax	(32,972)	(20,439)
Total	$(31,587)	$(11,892)

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(3)	Impact of Recently Issued Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements.”  This statement requires new disclosures and clarifies some existing disclosure requirements about fair value measurement.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The effect of adopting this pronouncement did not have an impact on the Company’s financial position or results of operations.

Revenue Recognition – Milestone Method

In April 2010, the Emerging Issues Task Force issued “Revenue Recognition – Milestone Method.” This issue provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  This issue is effective on a prospective basis for milestones achieved in fiscal years beginning after June 15, 2010.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

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

Testing Goodwill for Impairment

In September 2011, the FASB issued “Intangibles—Goodwill and Other:  Testing Goodwill for Impairment” to simplify the goodwill impairment test.  The change allows companies to first decide whether they need to do the two-step test by allowing companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  A business no longer has to calculate the fair value of a reporting unit unless it believes it is very likely that the unit’s fair value is less than the value carried on the balance sheet.  This amendment also includes examples of how the amended test should be carried out.  This amendment is effective for annual and interim tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted.  The effect of adopting this statement is not expected to have an impact on the Company’s financial position or results of operations.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(4)	Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories consist of the following:

	December 31,
	2011	2010

Finished goods	$26,885	$27,823
Work in process	19,190	17,852
Raw materials	11,261	12,183
Supplies	4,759	3,550
Total	$62,095	$61,408

The components of inventory stated above are net of reserves of $11,243 and $12,310 as of December 31, 2011 and 2010, respectively.

(5)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2011	2010

Land	$4,147	$4,178
Buildings and improvements	89,587	90,165
Machinery and equipment	340,978	339,410
Furniture and fixtures	1,797	1,810
Construction in progress	8,190	6,432
Total	444,699	441,995
Accumulated depreciation	(305,071)	(291,512)
Net	$139,628	$150,483

Depreciation expense was $22,822, $21,632 and $20,501 for the years ended December 31, 2011, 2010 and 2009, respectively.  Total capital expenditures in 2011 and 2010 were $15,008 and $12,637, respectively.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(6)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

Balance as of January 1, 2010	$36,360
Acquisition of business	3,469
Translation effect	(2,135)
Balance as of December 31, 2010	37,694
Translation effect	(963)
Balance as of December 31, 2011	$36,731

Acquired intangible assets, which are amortized, consist of the following:

		As of December 31, 2011
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$3,933	$(344)	$3,589
Customer-related intangibles	10 - 15 years	763	(91)	672
		$4,696	$(435)	$4,261

		As of December 31, 2010
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$4,062	$(153)	$3,909
Customer-related intangibles	10 - 15 years	828	(50)	778
		$4,890	$(203)	$4,687

The change in the gross carrying amount is primarily due to the impact of foreign currency.

Amortization expense amounted to $298 and $196 for the years ended December 31, 2011 and 2010 and was immaterial for the year ended December 31, 2009.

Amortization expense related to current intangible assets is expected to be approximately $264 in each of the next five years.

(7)	Investment in Partially-Owned Affiliate

The Company owns 51% of the equity in Zenara Pharma (“Zenara”) and will purchase the remaining 49% in 2016 based upon a formula derived from future EBITDA. Zenara is a pharmaceutical company focused on the formulation of final dosage form products based in India.

Under current U.S. GAAP, the Company does not consolidate the results of Zenara as it does not meet the requirements of having control over the entity.  The contractual arrangement includes substantial participating rights for the 49% interest holder.  These rights were bargained for by the 49% interest holder to ensure that all significant transactions, as defined in the agreement, require a unanimous vote.  Furthermore, the 49% minority owner will handle all daily operations of the business including all aspects of employee relations at the site.  Therefore, the Company accounts for this investment under the equity method of accounting.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(7)	Investment in Partially-Owned Affiliate (continued)

The impact of its ownership stake in Zenara was a loss of $1,621 and $286 in 2011 and 2010 and is located within “Other expenses/(income)” as “Equity in losses of partially-owned affiliate” in the Company’s income statement.  These amounts include amortization expense of $1,106 and $185 in 2011 and 2010, respectively and depreciation expense of $149 and $25 in 2011 and 2010, respectively.

(8)	Accrued Expense and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows:

	December 31,
	2011	2010

Salaries and employee benefits payable	$17,650	$15,559
Taxes payable and related reserves	7,133	7,465
Deferred revenue	2,237	2,737
Restructuring and strategic alternatives	165	924
Other	10,748	6,818
Total	$37,933	$33,503

(9)	Income Taxes

Income/(loss) before income taxes consist of the following:

	December 31,
	2011	2010	2009

Domestic	$3,749	$1,199	$(1,272)
International	16,188	13,775	23,917
Total	$19,937	$14,974	$22,645

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(9)	Income Taxes (continued)

The provision for income taxes consist of the following provisions/(benefits):

	December 31,
	2011	2010	2009
Current:
Federal	$(196)	$(3)	$(240)
State	45	55	86
International	7,074	6,778	12,694
	6,923	6,830	12,540
Deferred:
Federal	$204	$204	$204
International	(925)	(1,369)	(491)
	(721)	(1,165)	(287)
Total	$6,202	$5,665	$12,253

The provision for income taxes differs from the statutory federal income tax rate of 35% for 2011, 2010 and 2009 as follows:

	December 31,
	2011	2010	2009

Income tax provision at U.S federal statutory rate	$6,978	$5,241	$7,926
State and local taxes, net of federal income tax benefits	14	17	30
Effect of foreign income taxed at rates other than the U.S. federal statutory rate	469	610	(962)
Foreign income inclusions	8,398	13,869	-
Tax credits	(9,404)	(12,447)	(135)
Indefinite-lived intangibles	204	204	204
Adjustments for prior years' taxes	242	(86)	5,006
Net change in valuation allowance	(338)	(1,799)	103
Other	(361)	56	81
Total	$6,202	$5,665	$12,253

Foreign income inclusions represent distributions from foreign subsidiaries which gave rise to newly recognized foreign tax credits. The Company utilized fully valued foreign tax credits in 2011, and fully valued net operating loss (“NOL”) carryforwards and foreign tax credits in 2010, to completely offset any tax impact of the foreign income inclusions.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(9)	Income Taxes (continued)

The components of deferred tax assets and liabilities as of December 31, 2011 and 2010 relate to temporary differences and carryforwards as follows:

	December 31,
	2011	2010
Current deferred tax assets:
Inventory	$2,281	$2,569
Legal and related reserves	508	512
Other	120	179
Current deferred tax assets	2,909	3,260
Valuation allowances	(1,991)	(2,633)
Total current deferred tax assets	$918	$627

Current deferred tax liabilities:
Other	$856	$486
Total current deferred tax liabilities	$856	$486

	December 31,
	2011	2010
Non-current deferred tax assets:
Foreign tax credit carryforwards	$50,936	$54,598
Environmental	1,549	1,854
Net capital loss carryforwards (domestic)	15	15
Net operating loss carryforwards (foreign)	996	1,544
Employee benefits	17,138	13,711
Restructuring	18	167
Research & experimentation tax credit carryforwards	1,630	1,214
Alternative minimum tax credit carryforwards	3,070	3,266
Property, plant and equipment	3,498	2,574
Other	3,817	2,526
Non-current deferred tax assets	82,667	81,469
Valuation allowances	(75,580)	(75,216)
Total non-current deferred tax assets	7,087	6,253

Non-current deferred tax liabilities:
Property, plant and equipment	7,960	8,025
Intangibles	9,209	9,315
Indefinite-lived intangibles	2,349	2,144
Foreign tax allocation reserve	3,812	4,662
Total non-current deferred tax liabilities	$23,330	$24,146
Total net non-current deferred tax liabilities	$16,243	$17,893

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(9)	Income Taxes (continued)

The Company establishes a valuation allowance against deferred tax assets when it is more likely than not that the Company will be unable to realize those deferred tax assets in the future.  Based on the Company’s history of earnings it has established a valuation allowance of $76,569 against its net domestic deferred tax assets, excluding deferred tax liabilities on indefinite-lived intangibles, as of December 31, 2011.  With respect to the Company’s foreign deferred tax assets, the Company recorded a valuation allowance of $1,002 as of December 31, 2011.

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

The domestic valuation allowance for the years ended December 31, 2011, 2010 and 2009 increased $304, decreased $3,891, and increased $1,168, respectively.  The 2011 increase in the domestic valuation allowance was allocated as follows: The valuation allowance decreased $132 for domestic income in continuing operations and increased by a net amount of $436 for deferred tax amounts, domestic gains and losses included in OCI and discontinued operations. The 2010 decrease in the domestic valuation allowance was allocated as follows: The valuation allowance decreased $1,874 for domestic income in continuing operations and decreased by a net amount of $2,017 for deferred tax amounts, domestic gains and losses included in OCI and discontinued operations.  The 2009 increase in the domestic valuation allowance was allocated as follows:  The valuation allowance increased $130 for domestic losses and increased by a net amount of $1,038 for deferred tax amounts and domestic gains and losses included in OCI.

The foreign valuation allowance for the years ended December 31, 2011, 2010 and 2009 decreased $582, increased $1,372, and decreased $30, respectively. The 2011 decrease in the foreign valuation allowance was allocated as follows:  The valuation allowance decreased $206 for foreign income and decreased $376 for deferred tax amounts and currency translation adjustments included in OCI.  The 2010 increase in the foreign valuation allowance was allocated as follows:  The valuation allowance increased $75 for foreign losses and increased $1,297 for deferred tax amounts and currency translation adjustments included in OCI.  The 2009 decrease in the foreign valuation allowance was allocated as follows: The valuation allowance decreased $27 for foreign income and decreased $3 for deferred tax amounts and currency translation adjustments included in OCI.

Under the tax laws of the various jurisdictions in which the Company operates, NOLs may be carried forward or back, subject to statutory limitations, to reduce taxable income in future or prior years. The domestic federal NOLs and most of the domestic state NOLs were fully utilized during 2010.  The foreign NOLs were approximately $3,245, of which $2,905 are attributable to NOLs acquired during 2010.  NOLs in most foreign jurisdictions will carry forward indefinitely.

As of December 31, 2011, $50,936 of domestic federal foreign tax credits, $1,630 of research & experimentation tax credits and $3,070 of alternative minimum tax credits were available as credits against future U.S. income taxes on worldwide income, subject to certain limitations. Under the U.S. Internal Revenue Code, these will expire in 2012 through 2021, 2020 through 2031, and the alternative minimum tax credit carryforwards have no expiration date, respectively.  All domestic tax credits are offset by a full valuation allowance.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(9)	Income Taxes (continued)

In 2011 and 2010, the Company repatriated $25,332 and $31,306, respectively, of cash from its foreign subsidiaries to reduce its credit and currency exposure for cash held at foreign banks by utilizing the excess cash for debt reduction, and also to make foreign acquisitions during 2010.  The Company utilized fully valued foreign tax credits in 2011, and fully valued NOLs and foreign tax credits in 2010, to completely offset any tax impact of the foreign inclusions.  At this time, the Company intends to reinvest foreign earnings indefinitely outside of the U.S. and would only consider further repatriations of cash from foreign subsidiaries if it could utilize fully valued domestic tax attributes to completely offset any tax expense that would otherwise result. Unrecognized foreign tax credits and fully valued foreign tax credit carryovers would be available to offset any potential U.S. tax liability. Therefore, the Company has not provided U.S. federal income taxes or foreign withholding taxes on its undistributed earnings from foreign operations as of December 31, 2011.  Determination of the amount of unrecognized deferred taxes related to these earnings is not practicable because of the complexities of the hypothetical calculation.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2011, 2010 and 2009:

	2011	2010	2009

Balance at January 1	$4,085	$4,598	$1,697
Gross increases related to current period tax positions	317	236	133
Gross increases/(decreases) related to prior period tax positions	95	(303)	2,881
Expirations of statute of limitations for the assessment of taxes	(38)	(161)	(193)
Foreign currency translation	(131)	(285)	80
Balance at December 31	$4,328	$4,085	$4,598

Of the total balance of unrecognized tax benefits at December 31, 2011, $3,902, if recognized, would affect the effective tax rate.

Gross interest and penalties at December 31, 2011, 2010 and 2009 of $3,427, $3,160 and $2,795, respectively, related to the above unrecognized tax benefits are not reflected in the table above.  In 2011, 2010 and 2009, the Company accrued $328, $343 and $2,529, respectively, of interest and penalties in the income statement.  Consistent with prior periods, the Company recognizes interest and penalties within its income tax provision.

Tax years 2007 and forward in the U.S. are open to examination by the IRS.  The Company is also subject to examinations in its non-U.S. jurisdictions for 2006 and later years.

The Company is also subject to audits in various states for various years in which it has filed income tax returns.  Previous state audits have resulted in immaterial adjustments.  In the majority of states where the Company files, the Company is subject to examination for tax years 2007 and forward.

In 2009, a subsidiary of the Company was examined by a European tax authority, who challenged the business purpose of the deductibility of certain intercompany transactions from 2003.  In the fourth quarter of 2009, the tax authorities notified the Company that they disagreed with the Company’s responses to the authority’s two formal assessments.  In the first quarter of 2010, the Company filed an appeal to litigate the matter.  The first court date related to this matter was held in June 2011.  The court issued its ruling in favor of the Company in June, however, this ruling has been appealed by the tax authorities and only applies to the smaller of the two assessments made by the authorities related to this matter.  The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may be appealed, and as such the final date of resolution and outcome of this matter are uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, judgments or settlements may require the Company to increase its reserve for unrecognized tax benefits by up to $8,000 or decrease its reserve by $5,300, including interest and penalties.  If the court rules against the Company in subsequent court proceedings, a payment of between $6,000 and $9,000 including interest and penalties will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.  In January 2012 the tax authorities commenced a general examination of the subsidiary’s 2008 tax return.  No issues have been raised to date.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(9)	Income Taxes (continued)

In the next twelve months, other than as noted above, the Company may increase its reserve for unrecognized tax benefits for intercompany transactions and acquired tax attributes by approximately $450.  This could affect the effective tax rate.

(10)	Long-term Debt

In November 2011, the Company entered into a $250,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”) which expires in November 2016.  The Company pays interest on this Credit Facility at LIBOR plus 1.75% - 2.50% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios.  The Company was in compliance with all financial covenants at December 31, 2011.   As of December 31, 2011, there was $98,000 outstanding on the Credit Facility.  As of December 31, 2010, there was $115,900 outstanding on the previous credit facility.  The 2011 and 2010 weighted average interest rate for long-term bank debt was 1.6% and 3.3%, respectively.

(11)	Derivatives and Hedging Activities

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

Foreign Currency Forward Contracts

The Company enters into forward exchange contracts to hedge forecasted cash flows associated with foreign currency transaction exposures, as deemed appropriate.  This hedging strategy mitigates some of the impact of short-term foreign exchange rate movements on the Company's operating results primarily in Sweden and Italy.  The Company's primary market risk relates to exposures to foreign currency exchange rate fluctuations on transactions entered into by these international operations that are denominated primarily in U.S. dollars, Swedish krona and Euros.

The Company's forward exchange contracts substantially offset gains and losses on the transactions being hedged.  The forward exchange contracts have varying maturities with none exceeding twelve months.

All forward contracts outstanding at December 31, 2011 have been designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives are not included in earnings but are included in accumulated other comprehensive (loss)/income (“AOCI”).  Changes in the fair value of the derivative instruments reported in AOCI will be recorded into earnings as a component of product revenue or expense, as applicable, when the forecasted transaction occurs.  The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company's financial results.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(11)	Derivatives and Hedging Activities (continued)

The notional amounts of foreign exchange forward contracts were $11,005 and $19,094 at December 31, 2011 and 2010, respectively.

Included in AOCI is the fair value of the Company’s forward exchange contracts which is a gain of $380 and a loss of $101 as of December 31, 2011 and 2010, respectively.   These gains and losses are located under the captions “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities” on the balance sheet as of December 31, 2011 and 2010, respectively.

The Company recognized a pre-tax gain in other comprehensive loss from foreign exchange contracts of $481 in 2011.  The Company reclassified a pre-tax gain of $143 from AOCI into other revenue related to foreign exchange forward contracts in 2011.  Assuming current market conditions continue, the entire amount recorded in AOCI related to foreign exchange forward contracts is expected to be recorded into other revenue within the next 12 months to reflect the fixed prices obtained from the forward contracts.

Interest Rate Swap Agreements

The Company occasionally enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt.  Swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts.

The Company’s interest rate swaps matured in October 2010.  As such, as of December 31, 2011 the Company did not have any interest rate swaps outstanding.

(12)	Fair Value Measurements

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

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(12)	Fair Value Measurements (continued)

The following tables provide the assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2011 and 2010:

		Fair Value Measurements at December 31, 2011 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signifcant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Foreign currency forwards, assets	$380	$-	$380	$-
Total	$380	$-	$380	$-

		Fair Value Measurements at December 31, 2010 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signifcant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Foreign currency forwards, liabilities	$(101)	$-	$(101)	$-
Total	$(101)	$-	$(101)	$-

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

As of December 31, 2011, there had not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk.  Similarly, there had not been any significant adverse impact to the Company’s derivative assets based on the Company’s evaluation of its counterparties’ credit risks.

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.  The carrying amount of these instruments approximates fair value because of their short-term nature.  The carrying amount of the Credit Facility approximates fair value because the debt is based on current rates at which the Company could borrow funds with similar maturities.

(13)	Stockholders' Equity

The Company has two classes of common shares, Common Stock and Nonvoting Common Stock.  Authorized shares of Common Stock were 100,000,000 at December 31, 2011 and 2010.  Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 2011 and 2010. Nonvoting Common Stock with a par value of $0.10 has equal rights with Common Stock, with the exception of voting power.  Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock.  As of December 31, 2011 and 2010, no shares of Nonvoting Common Stock were outstanding.  The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors.  At December 31, 2011 and 2010, there was no preferred stock outstanding.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(13)	Stockholders' Equity (continued)

The Company held treasury shares of 1,866,258 and 1,978,533 at December 31, 2011 and 2010, respectively, which are primarily used for issuance to employee compensation plans.

At December 31, 2011 there were 588,180 authorized shares of Common Stock reserved for issuance through equity compensation plans.

(14)	Restructuring Expenses

Consolidation of Domestic Research and Development Activities

In December 2007, the Company consolidated its United States research and development (“R&D”) activities and small scale API production with its facility in Charles City, Iowa.  The restructuring reserve at December 31, 2009 consisted of the remaining lease payments and related costs under the Company’s current operating lease at the New Jersey R&D facility.  The operating lease expired in December 2010.  Costs related to this consolidation are recorded as “Restructuring expenses” in the income statement.

Restructuring of a Manufacturing Site

During the third quarter 2010, the Company finalized a plan to restructure its operations at a manufacturing site which resulted in a reduction in workforce of 32 employees.  The plan included certain one-time benefits for terminated employees, all of which will be paid in cash.  Costs related to this transaction are recorded as “Restructuring expenses” in the income statement.

The following table reflects the activity related to the restructuring reserves for December 31, 2011:

	December 31, 2009	2010 Activity			December 31, 2010	2011 Activity		December 31, 2011
	Reserve Balance	Expense	Cash Payments	Translation Effect	Reserve Balance	Cash Payments	Translation Effect	Reserve Balance

Consolidation of Domestic R&D Activities:
Lease payments and related costs	$1,473	$-	$(1,473)	$-	$-	$-	$-	$-
Restructuring of a Manufacturing Facility:
One-time employee benefits	-	1,293	(423)	16	886	(728)	7	165
	$1,473	$1,293	$(1,896)	$16	$886	$(728)	$7	$165

(15)	Stock Based Compensation

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for the stock options granted to employees for the years ended December 31, 2011, 2010 and 2009 were $3.18, $2.45 and $3.31, respectively.

The following assumptions were used in determining the fair value of stock options for grants issued in 2011, 2010 and 2009:

	2011	2010	2009

Expected volatility	68.91%-71.53%	66.48%-68.13%	48.10%-65.11%
Expected term	4.75 years	4.75 years	4.75 years
Risk-free interest rate	1.02%-2.00%	1.25%-2.52%	2.38%-2.77%

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(15)	Stock Based Compensation (continued)

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

For 2011, 2010, and 2009, the Company recorded $1,028, $1,072 and $648, respectively, in selling, general and administrative expenses for stock options.  As of December 31, 2011, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $2,943.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.7 years.

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

For 2011, 2010, and 2009, the Company recorded $497, $645, and $658, respectively, in selling, general and administrative expenses for restricted stock.  As of December 31, 2011, the total compensation cost related to unvested restricted stock granted but not yet recognized was $177. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.1 years.

In May 2008, the Company granted a target award of 43,000 performance shares, with a potential award of up to 86,000 shares to the current CEO.  These performance shares were dependent upon the Company’s performance measured against certain financial metrics over a three year period ending June 30, 2011, as compared to an external peer group.  The Company issued 53,750 shares under this award in 2011 and recognized expense related to these shares over the vesting period, based upon measurement against the financial metrics.  For 2011, 2010 and 2009, the Company recorded $40, $157 and $69, respectively, in selling, general and administrative expense related to these performance shares.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(15)	Stock Based Compensation (continued)

The following table is a summary of the Company’s stock option activity issued to employees and related information:

		Weighted Average
	Number of Shares	Exercise Price	Options Exercisable

Outstanding at December 31, 2009	2,020,369	$11.27	886,579

Granted	228,000	4.38
Forfeited or expired	(394,576)	24.97

Outstanding at December 31, 2010	1,853,793	7.51	863,623

Granted	586,000	5.55
Exercised	(31,500)	4.61
Forfeited or expired	(118,420)	14.80

Outstanding at December 31, 2011	2,289,873	6.67
Exercisable at December 31, 2011		$8.01	1,122,122

The aggregate intrinsic value for all stock options exercised for the years ended December 31, 2011 was $70 and for each of 2010 and 2009 was negligible.  The aggregate intrinsic value for all stock options outstanding as of December 31, 2011 was $3,735.  The aggregate intrinsic value for all stock options exercisable as of December 31, 2011 was $1,626.

A summary of the Company’s nonvested stock options and restricted stock activity is presented below:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at December 31, 2009	1,133,790	$2.67	90,686	$11.43

Granted	228,000	2.45	125,428	5.18
Vested during period	(340,421)	2.77	(109,990)	9.32
Forfeited	(31,199)	2.87	(800)	13.75

Nonvested at December 31, 2010	990,170	2.57	105,324	6.17

Granted	586,000	3.18	61,072	5.24
Vested during period	(370,919)	2.51	(107,497)	5.99
Forfeited	(37,500)	2.89	-	-

Nonvested at December 31, 2011	1,167,751	$2.89	58,899	$5.54

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(16)	Retirement Plans and Other Postretirement Benefits

Domestic Pension Plan

The Company maintains a defined-benefit pension plan (“Domestic Pension Plan”) for certain salaried and certain hourly employees.  Benefits are based on salary and years of service or negotiated benefits for employees covered by a collective bargaining agreement.  The Company's policy is to fund pension costs to the full extent required by the Internal Revenue Code.  The Company also has a Supplemental Executive Retirement Plan (“SERP”) for key executives.  This plan is non-qualified and unfunded.  These plans were frozen as of August 31, 2007 and no additional accrual will be granted for participants after this date.  In July 2008, the Board of Directors of the Company amended the SERP to allow for lump sum payments effective January 1, 2009.  The lump sum value as of January 1, 2009 will be paid in 10 equal actuarial equivalent installments.

International Pension Plans

A foreign subsidiary of the Company maintains a pension plan (“International Pension Plan”) for its employees that conforms to the common practice in that country.  Based on local laws and customs, this plan is unfunded.

Other Postretirement Benefits

Cambrex previously provided limited post-retirement health and life insurance benefits ("postretirement benefits") to all eligible retired employees.  Certain subsidiaries and all employees hired after December 31, 2002 (excluding those covered by collective bargaining) were not eligible for these benefits.  Effective December 31, 2009, the Company terminated these postretirement benefits for all participants resulting in a benefit of approximately $1,200 in 2009.

Savings Plan

Cambrex makes available to all domestic employees a savings plan.  Employee contributions are matched in part by Cambrex.  The cost of this plan amounted to $604, $649 and $631 in 2011, 2010 and 2009, respectively.

Other

The Company has a non-qualified Deferred Compensation Plan for Key Executives (“The Plan”).  Under this Plan, officers and key employees may elect to defer all or any portion of their pre-tax earnings or elect to defer receipt of the Company’s stock which would otherwise have been issued upon the exercise of the Company’s options.  Included within other liabilities at December 31, 2011 and 2010 there is $1,230 and $2,420, respectively, representing the Company’s obligation under the plan.  The Company invests in certain mutual funds and as such, included within other assets at December 31, 2011 and 2010 is $1,230 and $2,420, respectively, representing the fair value of these funds.  The fair values of these mutual funds are based on quoted market prices in active markets (Level 1).  The number of Cambrex shares held in trust under this plan as of December 31, 2011 and 2010 were 49,121 and 113,513, respectively, and are included as a reduction of equity.  The value of the shares held in trust and the corresponding liability of $353 and $587 at December 31, 2011 and 2010, respectively, have also been recorded in equity.  The Plan is not funded by the Company, but the Company has established a Deferred Compensation Trust Fund which holds the shares issued. Effective December 2011 the Board of Directors suspended employee contributions to this Plan.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(16)	Retirement Plans and Other Postretirement Benefits (continued)

The benefit obligations as of December 31, 2011 and 2010 are as follows:

	Pension Plans
	Domestic		SERP		International
	2011	2010	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation, beginning of year	$66,268	$61,086	$5,139	$5,538	$20,877	$18,491
Service cost	-	-	-	-	611	577
Interest cost	3,462	3,519	150	200	944	857
Actuarial loss	8,904	4,955	90	121	2,034	91
Benefits paid	(3,204)	(3,292)	(1,226)	(720)	(744)	(532)
Unrecognized prior service costs	-	-	-	-		183
Currency translation affect	-	-	-	-	(702)	1,210
Benefit obligation, end of year	$75,430	$66,268	$4,153	$5,139	$23,020	$20,877

The plan assets and funded status of the Domestic Pension Plan as of December 31, 2011 and 2010 are as follows:

	2011	2010
Change in plan assets
Fair value of plan assets, beginning of period	$47,323	$43,222
Actual return on plan assets	619	5,684
Contributions	4,366	1,709
Benefits paid	(3,204)	(3,292)
Fair value of plan assets, end of period	$49,104	$47,323

Unfunded status	(26,326)	(18,945)
Accrued benefit cost, end of period	$(26,326)	$(18,945)

The unfunded status of the SERP was ($4,153) and ($5,139) as of December 31, 2011 and 2010, respectively.  The unfunded status of the International Pension Plan was ($23,020) and ($20,877) as of December 31, 2011 and 2010, respectively.

The amounts recognized in AOCI as of December 31, 2011 and 2010 consist of the following:

	Pension Plans
	Domestic		SERP		International
	2011	2010	2011	2010	2011	2010

Actuarial loss	$31,083	$19,469	$946	$904	$5,658	$3,806
Prior service cost/(benefit)	60	496	344	402	(38)	(45)
	$31,143	$19,965	$1,290	$1,306	$5,620	$3,761

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(16)	Retirement Plans and Other Postretirement Benefits (continued)

The components of net periodic benefit cost are as follows:

	Pension Plans
	Domestic			SERP			International			Postretirement Plans
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service cost	$-	$-	$-	$-	$-	$-	$611	$577	$533	$-	$-	$26
Interest cost	3,462	3,519	3,427	150	200	279	944	857	747	-	-	110
Expected return on plan assets	(3,787)	(3,177)	(2,924)	-	-	-	-	-	-	-	-	-
Amortization of prior service cost/(benefit)	436	436	625	57	57	57	(7)	176	(6)	-	-	(156)
Recognized actuarial loss	458	429	355	49	33	-	111	102	130	-	-	52
Curtailments	-	-	-	-	-	-	-	-	-	-	-	(1,178)
Net periodic benefit cost	$569	$1,207	$1,483	$256	$290	$336	$1,659	$1,712	$1,404	$-	$-	$(1,146)

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2012 are as follows:

	Pension Plans

	Domestic	SERP	International
Actuarial loss	$794	$76	$197
Prior service cost/(benefit)	60	57	(7)
Total	$854	$133	$190

Major assumptions used in determining the benefit obligations are presented in the following table:

	2011	2010

Discount rate:
Domestic Pension Plan	4.45%	5.35%
SERP	2.40%	3.40%
International Pension Plan	4.40%	4.70%

Rate of compensation increase:
International Pension Plan	2.80%	3.00%

Major assumptions used in determining the net benefit cost are presented in the following table:

	2011	2010	2009

Discount rate:
Domestic Pension Plan	5.35%	5.90%	6.00%
SERP	3.40%	4.15%	5.60%
International Pension Plan	4.40%	4.70%	4.70%
Postretirement Plan	N/A	N/A	6.00%

Expected return on plan assets:
Domestic Pension Plan	7.50%	7.50%	8.00%

Rate of compensation increase:
International Pension Plan	2.80%	3.00%	3.00%

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(16)	Retirement Plans and Other Postretirement Benefits (continued)

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

The aggregate Accumulated Benefit Obligation (“ABO”) of $75,430 exceeds plan assets by $26,326 as of December 31, 2011 for the Domestic Pension Plan.  The aggregate ABO is $22,326 for the International Pension Plan as of December 31, 2011.  The International Pension Plan is unfunded.

The Company expects to contribute approximately $3,000 in cash to the Domestic Pension Plan in 2012.  The Company does not expect to contribute cash to its International Pension Plan in 2012.

The following benefit payments are expected to be paid out of the plans:

	Pension Plans
	Domestic	SERP	International

2012	$3,292	$636	$822
2013	$3,259	$636	$721
2014	$3,491	$636	$739
2015	$3,502	$636	$744
2016	$3,497	$636	$746
2017-2021	$19,649	$1,272	$4,576

The investment objective for the Domestic Pension Plan’s assets is to achieve long-term growth with exposure to risk at an appropriate level.  The Company invests in a diversified asset mix consisting of equities (domestic and international) and taxable fixed income securities.  Assets are managed to obtain the highest total rate of return in keeping with a moderate level of risk.  The target allocations for plan assets are 30% - 80% equity securities, 25% - 45% U.S. fixed income and 0% - 10% all other investments.  Equity securities primarily include investments in large-cap and small-cap companies, U.S. Fixed income securities include high quality corporate bonds and U.S. government securities.  Other types of investments include real asset funds, consisting primarily of investments in commodities, and Treasury Inflation-Protected Securities (“TIPS”).

The fair values of the Company’s pension plan assets by asset category are as follows:

		Fair Value Measurements at December 31, 2011 using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. companies	$17,403	$-	$17,403	$-
International companies	9,481	-	9,481	-
U.S. fixed income	16,136	-	14,036	2,100
Commodities	3,756	-	3,756	-
TIPS	2,328	-	2,328	-
	$49,104	$-	$47,004	$2,100

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(16)	Retirement Plans and Other Postretirement Benefits (continued)

The following table sets forth a summary of the changes in the fair value of the Domestic Plan’s Level 3 assets, which are annuity contracts with an insurance company, for the year ended December 31, 2011:

Group Annuity Contract

Balance at December 31, 2010	$2,027
Actual return on plan assets:
Relating to assets still held at the reporting date	126
Purchases, issuances, and settlements	(53)
Balance at December 31, 2011	$2,100

(17)	Foreign Operations and Sales

The following summarized data represents the gross sales and long lived tangible assets for the Company’s domestic and foreign entities for 2011, 2010 and 2009:

	Domestic	Foreign	Total
2011
Gross sales	$83,407	$171,068	$254,475
Long-lived assets	34,885	145,735	180,620
2010
Gross sales	$71,363	$155,073	$226,436
Long-lived assets	36,691	156,173	192,864
2009
Gross sales	$84,518	$151,759	$236,277
Long-lived assets	39,227	158,282	197,509

Export sales, included in domestic gross sales, in 2011, 2010 and 2009 amounted to $31,605, $18,529, and $25,768, respectively.

Sales to geographic area consist of the following:

	2011	2010	2009

Europe	$156,814	$127,009	$136,534
North America	75,979	78,497	80,830
Asia	10,448	12,554	10,495
Other	11,234	8,376	8,418
Total	$254,475	$226,436	$236,277

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(17)	Foreign Operations and Sales (continued)

This table summarizes gross sales by product groups:

	2011	2010	2009

APIs and pharmaceutical intermediates	$229,319	$203,807	$212,644
Other	25,156	22,629	23,633
Total	$254,475	$226,436	$236,277

One customer, Gyma, a distributor representing multiple customers, accounted for 10.8%, 12.8% and 11.5% of consolidated gross sales for 2011, 2010 and 2009, respectively.

(18)	Commitments

The Company has operating leases expiring on various dates through the year 2019.  The leases are primarily for the rental of office space, office and laboratory equipment and vehicles.  At December 31, 2011, future minimum commitments under non-cancelable operating lease arrangements were as follows:

Year ended December 31:
2012	$815
2013	715
2014	650
2015	614
2016	489
2017 and thereafter	954
Total commitments	$4,237

Total operating lease expense was $644, $2,027 and $1,978 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company is party to several unconditional purchase obligations resulting from contracts that contain legally binding provisions with respect to quantities, pricing and timing of purchases.  The Company’s purchase obligations mainly include commitments to purchase utilities.  At December 31, 2011, future commitments under these obligations were as follows:

Year ended December 31:
2012	$1,487
2013	540
2014	32
2015	-
2016	-
Total commitments	$2,059

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

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

It is the Company’s policy to record appropriate liabilities for environmental matters where remedial efforts are probable and the costs can be reasonably estimated.  Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work.  Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided unfavorably against the Company.  The resolution of such matters often spans several years and frequently involves regulatory oversight or adjudication.  Additionally, many remediation requirements are fluid and are likely to be affected by future technological, site and regulatory developments.  Consequently, the ultimate liability with respect to such matters, as well as the timing of cash disbursements cannot be determined with certainty.

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of applicable sites not owned by the Company and the Company's current and former operating sites.  These reserves were $7,786 and $7,017 at December 31, 2011 and 2010, respectively.  The increase in the reserve includes adjustments to reserves of $2,930 partially offset by payments of $2,112 and the impact of currency translation of $49.  The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information become available.  Based upon available information and analysis, the Company's current reserve represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for investigation fees where full remediation costs may not be estimable at the reporting date.  Given the uncertainties regarding the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)
(19)	Contingencies (continued)

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

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and a proposed remediation plan to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP subsequently rejected the remediation plan and requested additional investigative work at the site and that work is on-going.  The reserve was $1,013 at December 31, 2011 which was based on the initial remedial action plan.  The results of the additional investigative work may impact the remediation plan and costs.

Additionally, the Company has a reserve of $870 for the Cosan Carlstadt, New Jersey site based on the investigations completed to date and the proposed remediation plan submitted to the NJDEP for its approval. The NJDEP has subsequently required the Company to perform additional investigative work prior to approval of the remediation plan.  The results of this additional investigative work may impact the remediation plan and costs.  The NJDEP has advised the Company that the site will be placed in the NJDEP’s private oversight program.  Under the program, the Company will be required to implement a remediation plan in 2012.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey.  These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek site.  The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with other PRP signatories to the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs.  As of December 31, 2011, the Company’s reserve was $288, which includes $250 of additional expense recorded in discontinued operations in 2011, to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is ongoing and at this time it is too early to predict the extent of any additional liabilities.

 Maybrook and Harriman Sites

The Company’s Nepera, Inc. subsidiary (“Nepera”) is named a PRP of the Maybrook site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986.  The USEPA also issued the Company a Notice of Potential Liability and the Company signed a consent decree to complete the Record of Decision (“ROD”) and has provided the USEPA with appropriate financial assurance to guarantee the obligation under the consent decree.  The PRPs began to implement remedial action at this site in the third quarter of 2011 and during the course of the remediation the Company became aware of unexpected additional requirements and scope of the remediation work.  Consequently, the Company recorded an expense of $2,200 to discontinued operations.  The Company’s reserve for completing this project is $2,625, which it expects to complete in 2012.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(19)	Contingencies (continued)

Nepera is also named a responsible party of its former Harriman, New York production facility by the New York State Department of Environmental Conservation (“NYSDEC”).  A final ROD was issued that describes the remediation plan for the site.  Implementation of the ROD is on-going.  In December 2010, the NYSDEC notified the PRPs and the current owners of the property that they intended to combine the investigation and remediation being conducted by various parties pursuant to different regulatory programs under one regulatory plan.  This development could potentially lead to increased liabilities for the Company.  There are on-going discussions between the NYSDEC and all parties to try to resolve this matter.  As of December 31, 2011, the reserve recorded by the Company for the Nepera Harriman site was $425 which represents the Company’s best estimate to complete the ROD.

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

Litigation and Other Matters

Lorazepam and Clorazepate

In 1998, the Company and a subsidiary were named as defendants along with Mylan Laboratories, Inc. (“Mylan”) and Gyma Laboratories, Inc. (“Gyma”) in a proceeding instituted by the Federal Trade Commission in the United States District Court for the District of Columbia (the “District Court”).  Suits were also commenced by several State Attorneys General and class action complaints by private plaintiffs in various state courts.  The suits alleged violations of the Federal Trade Commission Act arising from exclusive license agreements between the Company and Mylan covering two APIs (Lorazepam and Clorazepate).

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(19)	Contingencies (continued)

All cases have been resolved except for one brought by four health care insurers. In the remaining case, the District Court entered judgment after trial in 2008 against Mylan, Gyma and Cambrex in the total amount of $19,200, payable jointly and severally, and also a punitive damage award against each defendant in the amount of $16,709.  In addition, the District Court ruled that the defendants were subject to a total of approximately $7,500 in prejudgment interest.  Several motions are currently pending in connection with the defendant's appeal of the judgment.

In 2003, Cambrex paid $12,415 to Mylan in exchange for a release and full indemnity against future costs or liabilities in related litigation brought by the purchasers of Lorazepam and Clorazepate, as well as potential future claims related to the ongoing matter.  Mylan has submitted a surety bond underwritten by a third-party insurance company in the amount of $74,500. In the event of a final settlement or final judgment, Cambrex expects any payment required by the Company to be made by Mylan under the indemnity described above.

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

Additionally, as permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's, director's or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that covers a portion of any potential exposure.  The Company currently believes the estimated fair value of its indemnification agreements is not material based on currently available information, and as such, the Company had no liabilities recorded for these agreements as of December 31, 2011.

Cambrex's subsidiaries are party to a number of other proceedings that are not considered material at this time.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(20)	Discontinued Operations

For 2011, the Company recorded pre-tax charges of $2,851 for environmental remediation, net of insurance proceeds related to sites of divested businesses as discontinued operations.  For 2010, the Company recorded a benefit of $1,652 as a result of the expiration of a contingent liability, pre-tax charges of $1,144 for environmental remediation, net of insurance proceeds, and $170 for a workers’ compensation claim, all related to sites of divested businesses as discontinued operations.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL AND SUPPLEMENTARY DATA - UNAUDITED
(in thousands, except share and per share data)

	1st	2nd	3rd	4th
	Quarter (1)	Quarter	Quarter (2)	Quarter (3)
2011
Gross sales	$61,654	$67,484	$58,203	$67,134
Net revenues	60,585	68,382	59,155	67,531
Gross profit	17,455	19,057	17,829	19,743
Income from continuing operations	2,855	4,757	3,094	3,029
Loss from discontinued operations	(146)	-	(333)	(2,288)
Net income	2,709	4,757	2,761	741

Earnings per share of common stock:(7)
Basic	0.09	0.16	0.09	0.03
Diluted	0.09	0.16	0.09	0.02
Average shares:
Basic	29,448	29,419	29,483	29,520
Diluted	29,518	29,493	29,528	29,711

	1st	2nd	3rd	4th
	Quarter	Quarter (4)	Quarter (5)	Quarter (6)
2010
Gross sales	$56,155	$57,403	$49,356	$63,522
Net revenues	56,093	58,217	47,774	64,908
Gross profit	14,493	17,933	14,110	20,330
Income/(loss) from continuing operations	1,683	3,666	(1,284)	5,244
Income/(loss) from discontinued operations	-	1,105	(170)	(597)
Net income/(loss)	1,683	4,771	(1,454)	4,647

Earnings/(loss) per share of common stock:(7)
Basic	0.06	0.16	(0.05)	0.16
Diluted	0.06	0.16	(0.05)	0.16
Average shares:
Basic	29,315	29,333	29,373	29,420
Diluted	29,374	29,404	29,373	29,489

(1)	Discontinued operations includes pre-tax charges of $176 for environmental remediation related to sites of divested businesses.

(2)	Discontinued operations includes pre-tax charges of $333 for environmental remediation, net of insurance, related to sites of divested businesses.

(3)	Discontinued operations includes pre-tax charges of $2,342 for environmental remediation related to sites of divested businesses.

(4)
Discontinued operations includes a benefit of $1,652 as a result of the expiration of a contingent liability and charges of $547 for environmental remediation, both related to sites of divested businesses.

(5)
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

(6)
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

(7)
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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Index

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2011.  Effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere herein.

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

Item 9B	Other Information.

None.

Index

PART III

Item 10	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

The following table lists the officers of the Company:

Name	Age	Office

Steven M. Klosk (i) (ii)	54	President, Chief Executive Officer

Shawn P. Cavanagh (i) (ii)	45	Executive Vice President & Chief Operating Officer

James G. Farrell (ii)	45	Vice President and Corporate Controller

William M. Haskel (i) (ii)	50	Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer

Paolo Russolo (i)	67	President, Cambrex Profarmaco Milano

Gregory P. Sargen (i) (ii)	46	Executive Vice President & Chief Financial Officer

(i)  Executive Officer             (ii) Corporate Officer

The Company's corporate officers are appointed by the Board of Directors and serve at the Board's discretion.

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

Mr. Farrell joined Cambrex in September 2005 as Corporate Controller.  He has served as Vice President and Corporate Controller since July 2007, except for a portion of 2008 when Mr. Farrell was employed by PDI, Inc. as Vice President and Corporate Controller/Interim Chief Financial Officer.  From 1994 until 2005, he was with Ingersoll-Rand Company, most recently as Director, Accounting Policy, Procedures and External Reporting.  Mr. Farrell was with Ernst & Young from 1988 to 1994, most recently as Audit Manager.

Mr. Haskel joined Cambrex in June 2011 and currently serves as Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer.  Prior to joining Cambrex, Mr. Haskel was employed by Wyeth from 1992 until 2010, serving a variety of roles including Vice President and Associate General Counsel-Corporate, Vice President of Global Administration, and Assistant Vice President working with the Chairman and CEO and serving as Secretary to the Management Committee. Prior to 1992, Mr. Haskel was a corporate associate at Hale and Dorr (now WilmerHale).

Index

Dr. Russolo is President, Cambrex Profarmaco Milano and joined the Company in 1994 with the acquisition of Profarmaco Nobel S.r.l. in Milan Italy, where he served as Managing Director since 1982.  Dr. Russolo joined Profarmaco Nobel S.r.l. in 1971.  Upon the acquisition of Profarmaco Nobel S.r.l., Dr. Russolo continued serving in the role of Managing Director until 2000, when he was appointed to President, Cambrex Profarmaco Business Unit.  Upon the completion of the sale of the Landen facility Dr. Russolo assumed his current position.

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

The remaining information required by this item will be included in the 2012 Proxy Statement and is incorporated herein by reference.

Item 11	Executive Compensation.

The remaining information required by this item will be included in the 2012 Proxy Statement and is incorporated herein by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The remaining information required by this item will be included in the 2012 Proxy Statement and is incorporated herein by reference.

Item 13	Certain Relationships and Related Transactions and Director Independence.

The remaining information required by this item will be included in the 2012 Proxy Statement and is incorporated herein by reference.

Item 14	Principal Accountant Fees and Services.

The remaining information required by this item will be included in the 2012 Proxy Statement and is incorporated herein by reference.

Index

PART IV

Item 15	Exhibits and Financial Statement Schedules.

(a)   1.The following consolidated financial statements of the Company are filed as part of this report:

2.  (i)   The following schedule to the consolidated financial statements of the Company as filed herein and the Report of Independent Registered Public Accounting Firms are filed as part of this report.

Page Number
(in this report)

Schedule II – Valuation and Qualifying Accounts	80

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

3.  The exhibits filed in this report are listed in the Exhibit Index on pages 82 - 85.

Index

SCHEDULE II

CAMBREX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance Beginning of Year	Charged/ (Credited) to Cost and Expenses	Charged/ (Credited) to Other Accounts	Deductions	Balance End of Year
Description
Year ended December 31, 2011:
Doubtful trade receivables and returns and allowances	$1,083	$(103)	$(39)	$491	$450
Deferred tax valuation allowance	77,849	(338)	60	-	77,571
Year ended December 31, 2010:
Doubtful trade receivables and returns and allowances	$627	$478	$(22)	$-	$1,083
Deferred tax valuation allowance	80,368	(1,799)	(720)	-	77,849
Year ended December 31, 2009:
Doubtful trade receivables and returns and allowances	$1,105	$(191)	$31	$318	$627
Deferred tax valuation allowance	79,230	103	1,035	-	80,368

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By:	/s/Gregory P. Sargen
Gregory P. Sargen
Executive Vice President and Chief Financial Officer

Date: February 7, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	STEVEN M. KLOSK	President and Chief Executive Officer, and Director	February 7, 2012
Steven M. Klosk

/s/	GREGORY P. SARGEN	Executive Vice President and Chief Financial Officer	February 7, 2012
	Gregory P. Sargen	(Principal Financial Officer and Accounting Officer)

/s/	JOHN R. MILLER	Chairman of the Board of Directors	February 7, 2012
John R. Miller

/s/	DAVID R. BETHUNE	Director	February 7, 2012
David R. Bethune

/s/	ROSINA B.DIXON	Director	February 7, 2012
Rosina B. Dixon, M.D.

/s/	KATHRYN RUDIE HARRIGAN	Director	February 7, 2012
Kathryn Rudie Harrigan, PhD

/s/	LEON J. HENDRIX, JR	Director	February 7, 2012
Leon J. Hendrix, Jr.

/s/	ILAN KAUFTHAL	Director	February 7, 2012
Ilan Kaufthal

/s/	WILLIAM KORB	Director	February 7, 2012
William Korb

/s/	PETER G. TOMBROS	Director	February 7, 2012
Peter G. Tombros

Index

EXHIBIT INDEX

Exhibit No.	Description

2.1	--
Agreement for the sale and purchase of the entire issued share capital in each of Zenara Pharma Limited and Zenara Pharma Private Limited dated November 2, 2010, between Camzena Holdings Limited, NuLife (Cyprus) Limited, Ashok Srinivasan Narasimhan, Pradip Khodidas Dhamecna, Cambrex Corporation, Zenara Pharma Limited and Zenara Pharma Private Limited.(Z).

2.2	--	Asset purchase agreement dated as of August 7, 2003 between Rutherford Acquisition Corporation and Cambrex Corporation and The Sellers listed in the asset Purchase agreement.(V).

2.3	--	Stock Purchase Agreement dated October 23, 2006 between Lonza America Inc., Lonza Bioproducts AG, Lonza Sales AG, Lonza Group Limited and Cambrex Corporation and Subsidiaries.(Q – Exhibit 10.1).

3.1	--	Restated Certificate of Incorporation of registrant, as amended.(F).

3.2	--	By Laws of registrant, as amended.(M).

4.1	--	Form of Certificate for shares of Common Stock of registrant.(A - Exhibit 4(a)).

10.1	--	2009 Long-Term Incentive Plan (as amended and restated as of April 28, 2011).(F).

10.2	--	Directors’ Compensation Program.(K).

10.3	--	Performance Share Agreement by and between Steven M. Klosk and Cambrex Corporation.(X).

10.4	--	William H. Haskel Offer of Employment Letter dated June 3, 2011.(DD).

10.5	--	Performance Share Units Agreement by and between Steven M. Klosk and Cambrex Corporation.(Y).

10.6	--	Performance Share Units Agreement by and between Gregory P. Sargen and Cambrex Corporation.(Y).

10.7	--
Credit Agreement dated November 2, 2011 between Cambrex Corporation, the subsidiary borrowers party hereto, the subsidiary guarantors party hereto, the lenders party hereto and JP Morgan Chase Bank, N.A., as Administrative Agent.(S).

10.8	--
Settlement Agreement and Release and Environmental Escrow Agreement dated July 30, 2007 between Rutherford Chemicals LLC, Vertellus Specialties Holdings UK Ltd. (formerly Rutherford Chemicals UK Ltd.), Vertellus Specialties UK Ltd. (formerly Seal Sands Chemicals Ltd.), and Vertellus Specialties Holdings Corp. (formerly Rutherford Chemicals Holdings Corp.), and Cambrex Corporation, Nepera, Inc., CasChem Inc., Zeeland Chemicals, Inc., Nepcam, Inc., and Cambrex Ltd.(W).

10.9	--	Shawn P. Cavanagh Offer of Employment Letter.(AA).

10.10	--	Supplemental Executive Retirement Plan Change of Control Amendment.(U).

10.11	--	Employment Agreement dated January 17, 2011 between the registrant and Shawn P. Cavanagh.(AA).

10.12	--	1994 Stock Option Plan.(C).

10.13	--	1996 Performance Stock Option Plan.(G).

10.14	--	1998 Performance Stock Option Plan.(H).

10.15	--	2000 Employee Performance Stock Option Plan.(H).

10.16	--	Cambrex Corporation Savings Plan.(B).

10.17	--	Cambrex Corporation Supplemental Retirement Plan.(D).

10.18	--	Employment Agreement dated February 6, 2007 between the registrant and Gregory P. Sargen.(T).

10.19	--	Deferred Compensation Plan of Cambrex Corporation (as amended and restated as of March 1, 2001).(N).

10.20	--	Employment Agreement dated February 6, 2007 between the registrant and Paolo Russolo.(T).

10.21	--	2001 Performance Stock Option Plan.(I).

10.22	--	2003 Performance Stock Option Plan.(I).

10.23	--	2004 Performance Incentive Plan.(J).

10.24	--	Directors’ Common Stock Fee Payment Plan.(J).

10.25	--	2004 Incentive Plan.(L).

Index

10.26	--	Administrative Consent Order dated September 16, 1985 of the New Jersey Department of Environmental Protection to Cosan Chemical Corporation.(A – Exhibit 10(q)).

10.28	--	Agreement to Lift Sales Restrictions on Certain Vested Options.(O).

10.29	--	Agreement to Accelerate Vesting of Certain Options.(P).

10.30	--	Form of Stock Option Agreement.(S).

10.31	--	Form of Performance Share Agreement.(CC).

10.32	--	Employment Agreement with William M. Haskel.(DD).

16.1	--	PricewaterhouseCoopers LLP Letter.(R).

21	--	Subsidiaries of registrant.(E).

23	--
Consent of BDO USA, LLP to the incorporation by reference of its report herein in Registration Statement Nos. 333-166260, 333-57404, 333-22017, 33-21374, 33-81782, 333-113612, 333-113613, 333-129473, 333-136529 and 333-174124 on Form S-8 of the registrant.(E).

31.1	--	CEO Certification pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended.(E).

31.2	--	CFO Certification pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended.(E).

32	--	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(K).

101.INS	--	XBRL Instance Document.(BB).

101.SCH	--	XBRL Taxonomy Extension Schema.(BB).

101.CAL	--	XBRL Taxonomy Extension Calculation Linkbase.(BB).

101.DEF	--	XBRL Taxonomy Extension Definition Linkbase.(BB).

101.LAB	--	XBRL Taxonomy Extension Label Linkbase.(BB).

101.PRE	--	XBRL Taxonomy Extension Presentation Linkbase.(BB).

See legend on following page

Index

EXHIBIT INDEX

(A)	Incorporated by reference to the indicated Exhibit to registrant's Registration Statement on Form S-1 (Registration No. 33-16419).

(B)	Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81780) dated July 20, 1994.

(C)	Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81782) dated July 20, 1994.

(D)	Incorporated by reference to the registrant's Annual Report on Form 10-K for 1994.

(E)	Filed herewith.

(F)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2011.

(G)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-22017) dated February 19, 1997.

(H)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-57404) dated March 22, 2001.

(I)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-113612) dated March 15, 2004.

(J)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-113613) dated March 15, 2004.

(K)	Furnished herewith.

(L)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-129473) dated November 4, 2005.

(M)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2007.

(N)	Incorporated by reference to registrant’s Annual Report on Form 10-K for year end 2005 filed May 26, 2006.

(O)	Incorporated by reference to registrant’s Current Report on Form 8-K dated November 7, 2006.

(P)	Incorporated by reference to registrant’s Current Report on Form 8-K dated June 7, 2005.

(Q)	Incorporated by reference to registrant’s Current Report on Form 8-K filed October 24, 2006.

(R)	Incorporated by reference to registrant’s Current Report on Form 8-K filed March 21, 2007.

(S)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2011.

(T)	Incorporated by reference to registrant’s Annual Report on Form 10-K for year end 2006 filed on March 15, 2007.

(U)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2008.

(V)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated November 10, 2003.

(W)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2007.

(X)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2010.

(Y)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2010.

Index

(Z)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated November 4, 2010.

(AA)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated January 13, 2011.

(BB)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability.

(CC)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2011.

(DD)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 24, 2011.