Form 10-Q
period 2012-03-31
CAMBREX CORP
filed 2012-05-04
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were 29,622,079 shares outstanding of the registrant’s Common Stock, $.10 par value.

CAMBREX CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This document contains and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations or other expansion opportunities.  These statements may be identified by the fact that they use words such as “may,” “will,” “could,” “should,” “would,”  “expect,” “anticipate,” “intend,” “estimate,” “believe” or similar expressions.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations.  The factors described in Item 1A of Part I contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, captioned “Risk Factors,” or otherwise described in the Company’s filings with the Securities and Exchange Commission, as well as any cautionary language in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including, but not limited to, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation disclosed in the Company’s public filings, changes in foreign exchange rates, uncollectable receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, and the Company’s ability to receive regulatory approvals for its products.

The forward-looking statements are based on the beliefs and assumptions of Company management and the information available to Company management at the time these disclosures were prepared.  Although the Company believes the expectations reflected in these statements are reasonable, expectations regarding future results, levels of activity, performance, achievements or other forward-looking statements should not be relied upon.  The information contained in this Quarterly Report on Form 10-Q is provided by the Company as of the date hereof, and, unless required by law, the Company does not undertake and specifically disclaims any obligation to update these forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of new information, future events or otherwise.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
 (dollars in thousands, except per share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,777	$31,921
Trade receivables, net	39,216	36,510
Inventories, net	67,325	62,095
Prepaid expenses and other current assets	5,348	6,083
Total current assets	132,666	136,609

Property, plant and equipment, net	140,825	139,628
Goodwill	37,680	36,731
Intangible assets, net	4,334	4,261
Investment in partially-owned affiliates	15,563	15,090
Other non-current assets	3,264	3,425
Total assets	$334,332	$335,744

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,635	$21,200
Accrued expenses and other current liabilities	37,312	37,933
Total current liabilities	58,947	59,133

Long-term debt	84,000	98,000
Deferred income tax	16,588	16,243
Accrued pension benefits	51,358	52,089
Other non-current liabilities	9,909	9,938
Total liabilities	220,802	235,403

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 31,452,888 and 31,441,138 shares at respective dates	3,145	3,143
Additional paid-in capital	101,818	101,646
Retained earnings	49,998	42,960
Treasury stock, at cost, 1,836,809 and 1,866,258 shares at respective dates	(15,571)	(15,821)
Accumulated other comprehensive loss	(25,860)	(31,587)

Total stockholders' equity	113,530	100,341
Total liabilities and stockholders' equity	$334,332	$335,744

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Income Statements
 (unaudited – dollars in thousands, except per share data)

	Three months ended
	March 31,
	2012	2011

Gross sales	$70,559	$61,654
Commissions, allowances and rebates	535	291

Net sales	70,024	61,363

Other	204	(778)

Net revenues	70,228	60,585

Cost of goods sold	47,800	43,130

Gross profit	22,428	17,455

Operating expenses:
Selling, general and administrative expenses	9,960	9,088
Research and development expenses	2,358	3,060
Total operating expenses	12,318	12,148

Operating profit	10,110	5,307

Other expenses/(income):
Interest expense, net	651	573
Other expenses/(income), net	8	(3)
Equity in losses of partially-owned affiliates	208	364

Income before income taxes	9,243	4,373

Provision for income taxes	2,205	1,518

Income from continuing operations	7,038	2,855

Loss from discontinued operations, net of tax	-	(146)

Net income	$7,038	$2,709

Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.24	$0.10
Loss from discontinued operations, net of tax	$-	$(0.01)
Net income	$0.24	$0.09

Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.24	$0.10
Loss from discontinued operations, net of tax	$-	$(0.01)
Net income	$0.24	$0.09

Weighted average shares outstanding:
Basic	29,602	29,448
Effect of dilutive stock based compensation	284	70
Diluted	29,886	29,518

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited – dollars in thousands)

	Three months ended
	March 31,
	2012	2011

Net income	$7,038	$2,709

Other comprehensive income:

Foreign currency translation adjustments	5,973	11,374

Foreign currency forward contracts, net of tax of $73 and $32 at respective dates	(165)	(66)

Interest rate swap agreements	(380)	-

Pension plan amortization to net income of net actuarial loss and prior service cost, net of tax of $13 and $7 at respective dates	299	274

Comprehensive income	$12,765	$14,291

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (unaudited – dollars in thousands)

	Three months ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$7,038	$2,709
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	5,486	5,725
Increase in inventory reserve	1,219	44
Stock based compensation included in net income	357	325
Deferred income tax provision	(95)	(404)
Equity in losses of partially-owned affiliates	208	364
Other	252	74
Changes in assets and liabilities:
Trade receivables	(1,991)	1,926
Inventories	(4,886)	(3,339)
Prepaid expenses and other current assets	625	287
Accounts payable and other current liabilities	(1,000)	76
Other non-current assets and liabilities	(1,367)	(3,941)
Discontinued operations:
Net cash used in discontinued operations	(1,080)	(75)
Net cash provided by operating activities	4,766	3,771

Cash flows from investing activities:
Capital expenditures	(2,616)	(1,690)
Net cash used in investing activities	(2,616)	(1,690)

Cash flows from financing activities:
Long-term debt activity (including current portion):
Borrowings	-	4,900
Repayments	(14,000)	(2,900)
Other financing activities	64	(329)
Net cash (used in)/provided by financing activities	(13,936)	1,671

Effect of exchange rate changes on cash and cash equivalents	642	1,976

Net (decrease)/increase in cash and cash equivalents	(11,144)	5,728

Cash and cash equivalents at beginning of period	31,921	29,614

Cash and cash equivalents at end of period	$20,777	$35,342

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

(1)	Basis of Presentation

Unless otherwise indicated by the context, "Cambrex" or the "Company" means Cambrex Corporation and subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared from the records of the Company.  In the opinion of management, the financial statements include all adjustments, which are of a normal and recurring nature, except as otherwise described herein, and are necessary for a fair statement of financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”).  These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2011.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the full year.

For the three months ended March 31, 2011, the Company recorded expense, net of tax, of $146 as discontinued operations, primarily related to expenses for environmental remediation at sites of divested businesses.

(2)	Impact of Recently Issued Accounting Pronouncements

Fair Value Measurement

In May 2011, the FASB issued “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements” that established a framework for how to measure fair value and the disclosures required about fair value measurements.  The updated guidance is largely consistent with fair value measurement principles that existed prior to the update and became effective on January 1, 2012.  The effect of adopting this update did not have a material impact on the Company’s financial position or results of operations.

Comprehensive Income

In June 2011, the FASB issued “Comprehensive Income – Presentation of Comprehensive Income.”  This statement gives companies two options for presenting other comprehensive income (“OCI”), which currently is included as part of the statement of shareholders’ equity.  An OCI statement can be included within the income statement, which together will make a statement of total comprehensive income. Alternatively, companies can have an OCI statement separate from an income statement, but the two statements will have to appear consecutively within a financial report.  This statement is effective for fiscal quarters and years beginning after December 15, 2011.  The effect of adopting this statement did not have an impact on the Company’s financial position or results of operations.

Testing Goodwill for Impairment

In September 2011, the FASB issued “Intangibles—Goodwill and Other:  Testing Goodwill for Impairment” to simplify the goodwill impairment test.  The change allows companies to first decide whether they need to do the two-step test by allowing companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  A business no longer has to calculate the fair value of a reporting unit unless it believes it is very likely that the unit’s fair value is less than the value carried on the balance sheet.  This amendment also includes examples of how the amended test should be carried out.  This amendment is effective for annual and interim tests performed for fiscal years beginning after December 15, 2011.  The effect of adopting this statement does not have an impact on the Company’s financial position or results of operations.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(3)	Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories at March 31, 2012 and December 31, 2011 consist of the following:

	March 31,	December 31,
	2012	2011

Finished goods	$23,405	$26,885
Work in process	27,025	19,190
Raw materials	11,951	11,261
Supplies	4,944	4,759
Total	$67,325	$62,095

(4)	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2012, is as follows:

Balance as of December 31, 2011	$36,731
Translation effect	949
Balance as of March 31, 2012	$37,680

Acquired intangible assets, which are amortized, consist of the following:

		As of March 31, 2012
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$4,060	$(406)	$3,654
Customer-related intangibles	10 - 15 years	788	(108)	680
		$4,848	$(514)	$4,334

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(4)	Goodwill and Intangible Assets (continued)

		As of December 31, 2011
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$3,933	$(344)	$3,589
Customer-related intangibles	10 - 15 years	763	(91)	672
		$4,696	$(435)	$4,261

The change in the gross carrying amount is primarily due to the impact of foreign currency translation.

Amortization expense was $63 and $96 for the three months ended March 31, 2012 and 2011, respectively.

Amortization expense related to current intangible assets is expected to be approximately $253 for 2012 and for each of the next four years.

(5)	Investment in Partially-Owned Affiliates

Investment in partially-owned affiliates consist primarily of the Company’s equity stake in Zenara Pharma for which the Company recorded a loss of $485 and $364 for the three months ended March 31, 2012 and 2011, respectively.  These amounts include amortization expense of $256 and $282, for the three months ended March 31, 2012 and 2011, respectively. Equity in losses of partially-owned affiliates also includes income of $277 related to an investment in a European joint venture.

(6)	Income Taxes

The Company recorded tax expense in continuing operations of $2,205 and $1,518 in the three months ended March 31, 2012 and 2011, respectively. The increase for the three months ended March 31, 2012 is due primarily to the geographic mix of income.

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

In 2009, a subsidiary of the Company was examined by a European tax authority, who challenged the business purpose of the deductibility of certain intercompany transactions from 2003, and issued two formal assessments against the subsidiary.  In 2010, the Company filed an appeal to litigate the matter.  The first court date related to this matter was held in 2011, after which the court issued its ruling in favor of the Company.  However, this ruling has been appealed by the tax authorities and only applies to the smaller of the two assessments made by the authorities related to this matter.  The first court date for the larger of the two assessments is scheduled for September 2012.  The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may be appealed, and as such the

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(6)	Income Taxes (continued)

final date of resolution and outcome of this matter are uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, judgments or settlements may require the Company to increase its reserve for unrecognized tax benefits by up to $8,000 or decrease its reserve by $5,500, including interest and penalties.  If the court rules against the Company in subsequent court proceedings, a payment of between $6,000 and $9,000 including interest and penalties will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.  During the first quarter of 2012, the tax authorities completed a general examination of the subsidiary’s 2008 tax return, and issued a small assessment against the subsidiary.  The assessment, which had already been provided for in the Company’s reserves, was settled in April 2012.

In the next twelve months, other than as noted above, the Company may increase its reserve for unrecognized tax benefits for intercompany transactions and acquired tax attributes by $450. This would affect the effective tax rate.

Tax years 2007 and forward in the U.S. are open to examination by the IRS.  The Company is also subject to examinations in its non-U.S. jurisdictions for 2006 and later years.

The Company is also subject to audits in various states for various years in which it has filed income tax returns.  Previous state audits have resulted in immaterial adjustments.  In the majority of states where the Company files, the Company is subject to examinations for tax years 2007 and forward.

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

All forward contracts outstanding at March 31, 2012 have been designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives are not included in earnings but are included in accumulated other comprehensive income/(loss) (“AOCI”).  Changes in the fair value of the derivative instruments reported in AOCI will be recorded into earnings as a component of product revenue or expense, as applicable, when the forecasted transaction occurs.  The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company's financial results.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share data)
(Unaudited)

(7)	Derivatives and Hedging Activities (continued)

The notional amounts of foreign exchange forward contracts were $4,169 and $11,005 at March 31, 2012 and December 31, 2011, respectively.

Included in AOCI is the fair value of the Company’s forward exchange contracts which is a gain of $142 and $380 as of March 31, 2012 and December 31, 2011, respectively.  These gains are located under the caption “Prepaid expenses and other current assets” on the balance sheet as of March 31, 2012 and December 31, 2011.  Assuming current market conditions continue, the entire amount recorded in AOCI related to foreign exchange forward contracts is expected to be recorded into other revenue within the next 12 months to reflect the fixed prices obtained from the forward contracts.

The Company recorded a pre-tax unrealized loss in OCI from foreign exchange contracts of $189 for the three months ended March 31, 2012.  The Company also reclassified a pre-tax gain for the settlement of forward contracts of $49 into other revenue for the three months ended March 31, 2012.

Interest Rate Swap Agreement

The Company entered into an interest rate swap agreement in March 2012 to reduce the impact of changes in interest rates on its floating rate debt.  The swap agreement is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount.

The swap contract outstanding at March 31, 2012 has been designated a cash flow hedge and, accordingly, changes in the fair value of this derivative are not recorded in earnings but are recorded each period in AOCI and reclassified into earnings as interest expense in the same period during which the hedged transaction affects earnings.  The ineffective portion of all hedges will be recognized in current-period earnings and has been immaterial to the Company's financial results.

As of March 31, 2012, the Company had an interest rate swap in place with a notional value of $60,000, at a fixed rate of 0.92%, maturing in September 2015.  The Company’s strategy has been to cover a portion of its outstanding floating rate debt with fixed interest rate protection.  At March 31, 2012 the Company had floating rate debt of $84,000, of which $60,000 is fixed by an interest rate swap.  Interest expense under this agreement, and the respective debt instrument that it hedges, is recorded at the net effective interest rate of the hedged transaction.  The fair value of this agreement is based on quoted market prices and was in a loss position of $380 at March 31, 2012.  This loss is reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities.”  The Company did not have any interest rate swaps outstanding at December 31, 2011.

The Company recorded a loss in OCI of $380 related to the interest rate swap for the three months ended March 31, 2012.  Assuming current market conditions continue, $373 is expected to be reclassed out of AOCI within the next 12 months.

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

The following tables provide the assets and liabilities carried at fair value, measured on a recurring basis, as of March 31, 2012 and December 31, 2011:

		Fair Value Measurements at March 31, 2012 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forwards, assets	$142	$-	$142	$-
Interest rate swap	(380)	-	(380)	-
Total	$(238)	$-	$(238)	$-

		Fair Value Measurements at December 31, 2011 using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forwards, assets	$380	$-	$380	$-
Total	$380	$-	$380	$-

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

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at current market interest rates using observable benchmarks for London Interbank Offered Rate forward rates at the end of the period.

As of March 31, 2012, there had not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there had not been any significant adverse impact to the Company’s derivative assets based on the Company’s evaluation of its counterparties’ credit risks.

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

(9)	Stock Based Compensation

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for stock options granted to employees during the three months ended March 31, 2011 was $2.91.  No stock options were granted during the three months ended March 31, 2012.

For the three months ended March 31, 2012 and 2011, the Company recorded $316 and $245, respectively, in selling, general and administrative expenses for stock options.  As of March 31, 2012, the total compensation cost related to unvested stock options not yet recognized was $2,610.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.4 years.

For the three months ended March 31, 2012 and 2011, the Company recorded $41 and $54, respectively, in selling, general and administrative expenses for restricted stock awards.  As of March 31, 2012 the total compensation cost related to unvested restricted stock not yet recognized was $136.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.8 years.

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2011	2,289,873	$6.67
Exercised	(13,750)	$4.84
Forfeited or expired	(16,850)	$10.08
Outstanding at March 31, 2012	2,259,273	$6.65
Exercisable at March 31, 2012	1,122,273	$7.94

The aggregate intrinsic value for all stock options exercised for the three months ended March 31, 2012 was $33.  The aggregate intrinsic values for all stock options outstanding and exercisable as of March 31, 2012 were $3,310 and $1,483, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(9)	Stock Based Compensation (continued)

The following table is a summary of the Company’s nonvested stock options and restricted stock:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2011	1,167,751	$2.89	58,899	$5.54
Vested during period	(25,001)	$2.69	(29,449)	$5.54
Forfeited	(5,750)	$2.96	-	$-
Nonvested at March 31, 2012	1,137,000	$2.89	29,450	$5.54

(10)	Retirement Plans

Domestic Pension Plan

The components of net periodic benefit cost for the Company’s domestic plan (which was frozen in 2007) for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended
	March 31,
	2012	2011

Components of net periodic benefit cost
Interest cost	$821	$865
Expected return on plan assets	(918)	(914)
Amortization of prior service costs	15	109
Recognized actuarial loss	216	115
Net periodic benefit cost	$134	$175

The Company’s Supplemental Executive Retirement Plan is non-qualified and unfunded.  Net periodic benefit costs for the three months ended March 31, 2012 and 2011 were $55 and $66, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(10)	Retirement Plans (continued)

International Pension Plan

The components of net periodic benefit cost for the Company’s international plan for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended
	March 31,
	2012	2011

Components of net periodic benefit cost
Service cost	$165	$160
Interest cost	200	237
Recognized actuarial loss	50	28
Amortization of prior service credit	(2)	(2)
Net periodic benefit cost	$413	$423

(11)	Contingencies

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.  The Company continually assesses all known facts and circumstances as they pertain to all legal and environmental matters and evaluates the need for reserves and disclosures as deemed necessary based on these facts and circumstances.  These matters, either individually or in the aggregate, could result in actual costs that are significantly higher than the Company’s current assessment and could have a material adverse effect on the Company's operating results and cash flows in future reporting periods.  While these matters, specifically environmental matters, could have a material adverse effect on the Company’s financial condition, based upon past experience, it is likely that payments significantly in excess of current reserves would be made over an extended number of years.

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

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of applicable sites.  These reserves were $6,790 and $7,786 at March 31, 2012 and December 31, 2011, respectively.  The decrease in the reserve includes payments of $1,130 partially offset by adjustments to reserves of $68 and the impact of currency translation of $66.  The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information become available.  Based upon available information and analysis, the Company's current reserve represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for current investigation fees where full investigation and remediation costs may not be estimable at the reporting date.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

CasChem

As a result of the sale of the Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company intends to continue implementing a sampling plan at the property in 2012 pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs, if any.

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and a proposed remediation plan to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP subsequently rejected the remediation plan and requested additional investigative work at the site and that work is on-going.  The reserve was $967 at March 31, 2012, which was based on the initial remedial action plan.  The results of the additional investigative work may impact the remediation plan and costs.

Additionally, the Company has a reserve of $848 for the Cosan Carlstadt, New Jersey site based on the investigations completed to date and the proposed remediation plan submitted to the NJDEP for its approval. The NJDEP has subsequently required the Company to perform additional investigative work prior to approval of the remediation plan.  The results of this additional investigative work may impact the remediation plan and costs.  The NJDEP has advised the Company that the site will be placed in the NJDEP’s private oversight program.  Under the program, the Company will be required to continue with the investigative plan in 2012.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey.  These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek site.  The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with other PRP signatories to the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs.  As of March 31, 2012, the Company’s reserve was $288 to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is ongoing and at this time it is too early to predict the extent of any additional liabilities.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(11)	Contingencies (continued)

 Maybrook and Harriman Sites

The Company’s Nepera, Inc. subsidiary (“Nepera”) is named a PRP of the Maybrook site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986.  The USEPA also issued the Company a Notice of Potential Liability and the Company signed a consent decree to complete the Record of Decision (“ROD”) and has provided the USEPA with appropriate financial assurance to guarantee the obligation under the consent decree.  The PRPs began to implement remedial action at this site in the third quarter of 2011 and is expected to be completed by the end of 2012.  The Company’s reserve for completing this project is $1,750.

Nepera is also named a responsible party of its former Harriman, New York production facility by the New York State Department of Environmental Conservation (“NYSDEC”).  A final ROD was issued that describes the remediation plan for the site.  Implementation of the ROD is on-going.  In December 2010, the NYSDEC notified the PRPs and the current owners of the property that they intended to combine the investigation and remediation being conducted by various parties pursuant to different regulatory programs under one regulatory plan.  This development could potentially lead to increased liabilities for the Company. There are on-going discussions between the NYSDEC and all parties to try to resolve this matter.  As of March 31, 2012, the reserve recorded by the Company for the Nepera Harriman site was $300, which represents the Company’s best estimate to complete the existing ROD.

Scientific Chemical Processing (“SCP”) Superfund Site

Nepera was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, in the early 1980’s along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from Nepera.  The PRPs are in the process of implementing a final remedy for soil and groundwater contamination at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion).   For over a decade, the remediation has been funded by de minimus settlements and by the insurers of the SCP Superfund site’s owners and operators.  However, due to an unexpected increase in remediation costs at the site and costs to contribute to the Berry’s Creek investigation, the PRP group has recently approved the assessment of an additional cash contribution by the PRP group.  While the Company continues to dispute the methodology used by the PRP group to arrive at its allocation for the cash contribution, the Company has paid the initial funding requests.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (dollars in thousands, except share data)
(Unaudited)

(11)	Contingencies (continued)

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

CAMBREX CORPORATION AND SUBSIDIARIES
(dollars in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following significant events occurred during the first quarter of 2012:

•	Sales increased 14.4% on a reported basis compared to the first quarter of 2011. Sales, excluding currency impact, increased 16.7%.
•	Gross margins increased on a reported basis to 31.8% from 28.3% in the first quarter of 2011. Gross margin, excluding currency impact, increased to 30.7% in the first quarter of 2012.
•	Debt, net of cash, decreased $2,856 during the first quarter of 2012.
•	The Company entered into a $60,000 interest rate swap agreement.

Results of Operations

Comparison of First Quarter 2012 versus First Quarter 2011

Gross sales in the first quarter of 2012 of $70,559 were $8,905 or 14.4% higher than the first quarter of 2011. Excluding a 2.3% unfavorable impact of foreign exchange reflecting a stronger U.S. dollar, compared to the first quarter of 2011, sales increased 16.7%.  The increase is primarily due to higher volumes of controlled substances and generic APIs.

The following table reflects sales by geographic area for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011

Europe	$37,541	$35,560
North America	29,948	20,604
Asia	1,818	3,618
Other	1,252	1,872
Total gross sales	$70,559	$61,654

Gross margins in the first quarter of 2012 increased to 31.8% from 28.3% in the first quarter of 2011.  Excluding a favorable impact from foreign currency, first quarter of 2012 margins increased to 30.7%.  Excluding the foreign currency impact, gross margins were positively impacted by higher production volumes, leading to increased plant efficiencies.  Gross profit in the first quarter of 2012 was $22,428 compared to $17,455 in the same period last year.

Selling, general and administrative (“SG&A”) expenses of $9,960 in the first quarter of 2012 increased compared to $9,088 in the first quarter of 2011.  The increase is primarily the result of increased sales and marketing expenses, higher medical expenses and higher personnel related expenses.  SG&A, as a percentage of gross sales, was 14.1% and 14.7% in the first quarters of 2012 and 2011, respectively.

Research and development (“R&D”) expenses of $2,358 were 3.3% of gross sales in the first quarter of 2012, compared to $3,060 or 5.0% of gross sales in the first quarter of 2011.

Results of Operations (continued)

Comparison of First Quarter 2012 versus First Quarter 2011 (continued)

Operating profit in the first quarter of 2012 was $10,110 compared to $5,307 in the first quarter of 2011.  As described above, increased profits, primarily driven by higher sales volumes, were partially offset by lower pricing and slightly higher operating expenses.

Net interest expense was $651 in the first quarter of 2012 compared to $573 in the first quarter of 2011.  Higher interest expense was driven by higher interest rates partially offset by lower average debt.  The average interest rate on debt was 2.0% in the first quarter of 2012 versus 1.6% in the first quarter of 2011.

Equity in losses of partially-owned affiliates of $208 and $364 in the first quarters of 2012 and 2011, respectively, primarily represents the Company’s portion of Zenara’s net loss of $485 and $364 in the first quarters of 2012 and 2011, respectively.  These amounts include amortization expense of $256 and $282, for the first quarters of 2012 and 2011, respectively.  The first quarter of 2012 also includes income of $277 related to an investment in a European joint venture.

The tax provision from continuing operations in the first quarter of 2012 was $2,205 compared to $1,518 in the first quarter of 2011.  The increase is due primarily to the geographic mix of income.  The Company expects to maintain a full valuation allowance against its net domestic, and certain foreign, deferred tax assets, subject to the consideration of all prudent and feasible tax planning strategies, until such time as the Company attains an appropriate level of future profitability and the Company is able to conclude that it is more likely than not that its deferred tax assets are realizable.  If the Company continues to report pre-tax losses in the United States and certain foreign jurisdictions, income tax benefits associated with those losses will not be recognized and, therefore, those losses would not be reduced by such income tax benefits.  As such, improvements in pre-tax income in the future within these jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

In 2009, a subsidiary of the Company was examined by a European tax authority, who challenged the business purpose of the deductibility of certain intercompany transactions from 2003, and issued two formal assessments against the subsidiary.  In 2010, the Company filed an appeal to litigate the matter.  The first court date related to this matter was held in 2011, after which the court issued its ruling in favor of the Company.  However, this ruling has been appealed by the tax authorities and only applies to the smaller of the two assessments made by the authorities related to this matter.  The first court date for the larger of the two assessments is scheduled for September 2012.  The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may be appealed, and as such the final date of resolution and outcome of this matter are uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, judgments or settlements may require the Company to increase its reserve for unrecognized tax benefits by up to $8,000 or decrease its reserve by $5,500, including interest and penalties.  If the court rules against the Company in subsequent court proceedings, a payment of between $6,000 and $9,000 including interest and penalties will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.  During the first quarter of 2012 the tax authorities completed a general examination of the subsidiary’s 2008 tax return, and issued a small assessment against the subsidiary.  The assessment, which had already been provided for in the Company’s reserves, was settled in April 2012.

Income from continuing operations in the first quarter of 2012 was $7,038, or $0.24 per diluted share, versus $2,855, or $0.10 per diluted share in the same period a year ago.

Liquidity and Capital Resources

During the first three months of 2012, cash provided by operations was $4,766 versus $3,771 in the same period a year ago.  The increase in cash flows provided by operations in the first three months of 2012 compared to the first three months of 2011 were largely due to higher net income and lower pension contributions in the first three months of 2012 partially offset by increased inventory production and higher environmental remediation payments related to discontinued operations.

Cash flows in the first three months of 2012 related to capital expenditures were $2,616 compared to $1,690 in 2011.  The majority of the funds in 2012 and 2011 were used for capital improvements to existing facilities.

Cash flows used in financing activities in the first three months of 2012 were $13,936 compared to cash flows provided by financing activities of $1,671 in the same period a year ago.

As a result of the items described above, cash and cash equivalents decreased $11,144 in the first three months of 2012.

In November 2011, the Company entered into a $250,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”), which expires in November 2016.  The Company pays interest on this Credit Facility at LIBOR plus 1.75% - 2.50% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios.

In March 2012, the Company entered into an interest rate swap with a notional value of $60,000, at a fixed rate of 0.92%, maturing in September 2015.  The Company’s strategy has been to cover a portion of its outstanding floating rate debt with fixed interest rate protection.  At March 31, 2012 the Company had floating rate debt of $84,000, of which $60,000 is fixed by an interest rate swap.

The Company believes that cash flows from operations along with funds available from the revolving line of credit will be adequate to meet the operational and debt servicing needs of the Company, but no assurances can be given that this will continue to be the case.

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, returns on assets within the Company’s domestic pension plans that are significantly below expected performance, as well as other factors.  See the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 for further explanation of factors that may negatively impact the Company’s cash flows.  Any change in the current status of these factors could adversely impact the Company’s ability to fund operating cash flow requirements.

The Company was in compliance with all financial covenants at March 31, 2012.

Impact of Recent Accounting Pronouncements

Fair Value Measurement

In May 2011, the FASB issued “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements” that established a framework for how to measure fair value and the disclosures required about fair value measurements.  The updated guidance is largely consistent with fair value measurement principles that existed prior to the update and became effective on January 1, 2012.  The effect of adopting this update did not have a material impact on the Company’s financial position or results of operations.

Comprehensive Income

In June 2011, the FASB issued “Comprehensive Income – Presentation of Comprehensive Income.”  This statement gives companies two options for presenting other comprehensive income (“OCI”), which currently is included as part of the statement of shareholders’ equity.  An OCI statement can be included with the income statement, which together will make a statement of total comprehensive income.  Alternatively, companies can have an OCI statement separate from an income statement, but the two statements will have to appear consecutively within a financial report.  This statement is effective for fiscal quarters and years beginning after December 15, 2011.  The effect of adopting this statement did not have an impact on the Company’s financial position or results of operations.

Testing Goodwill for Impairment

In September 2011, the FASB issued “Intangibles—Goodwill and Other:  Testing Goodwill for Impairment” to simplify the goodwill impairment test.  The change allows companies to first decide whether they need to do the two-step test by allowing companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  A business no longer has to calculate the fair value of a reporting unit unless it believes it is very likely that the unit’s fair value is less than the value carried on the balance sheet.  This amendment also includes examples of how the amended test should be carried out.  This amendment is effective for annual and interim tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted.  The effect of adopting this statement does not have an impact on the Company’s financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first three months of 2012.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

CAMBREX CORPORATION AND SUBSIDIARIES

Item 1.	Legal Proceedings

See the discussion under Part I, Item 1, Note 11 to the Company’s Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors and uncertainties during the first three months of 2012.  For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011.

Item 6.	Exhibits

Exhibit 10.33**	Executive Cash Incentive Plan

Exhibit 10.34**	2012 Equity Incentive Plan for Non-Employee Directors

Exhibit 31.1*	Section 302 Certification Statement of the Chief Executive Officer.

Exhibit 31.2*	Section 302 Certification Statement of the Chief Financial Officer.

Exhibit 32**	Section 906 Certification Statements of the Chief Executive Officer and Chief Financial Officer.

Exhibit 101.INS***	XBRL Instance Document

Exhibit 101.SCH***	XBRL Taxonomy Extension Schema

Exhibit 101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB***	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herein
**	Furnished herewith
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

Dated: May 4, 2012