Form 10-Q
period 2012-06-30
CAMBREX CORP
filed 2012-08-02
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ____________ to________________
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐. No ☒.

As of July 31, 2012, there were 29,629,579 shares outstanding of the registrant’s Common Stock, $.10 par value.

CAMBREX CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This document contains and incorporates by reference forward-looking statements including statements regarding expected performance, especially expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, acquisitions, divestitures, collaborations or other expansion opportunities.  These statements may be identified by the fact that they use words such as “may,” “will,” “could,” “should,” “would,”  “expect,” “anticipate,” “intend,” “estimate,” “believe” or similar expressions.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations.  The factors described in Item 1A of Part I contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, captioned “Risk Factors,” or otherwise described in the Company’s filings with the Securities and Exchange Commission, as well as any cautionary language in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including, but not limited to, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation disclosed in the Company’s public filings, changes in foreign exchange rates, uncollectible receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, and the Company’s ability to receive regulatory approvals for its products.

The forward-looking statements are based on the beliefs and assumptions of Company management and the information available to Company management at the time these disclosures were prepared.  The Company cautions investors not to place significant reliance on expectations regarding future results, levels of activity, performance, achievements or other forward-looking statements.  The information contained in this Quarterly Report on Form 10-Q is provided by the Company as of the date hereof, and, unless required by law, the Company does not undertake and specifically disclaims any obligation to update these forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of new information, future events or otherwise.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
 (in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,827	$31,921
Trade receivables, net	43,517	36,510
Inventories, net	67,337	62,095
Prepaid expenses and other current assets	7,790	6,083
Total current assets	140,471	136,609

Property, plant and equipment, net	133,730	139,628
Goodwill	35,938	36,731
Intangible assets, net	4,025	4,261
Investments in and advances to partially-owned affiliates	15,573	15,090
Other non-current assets	3,125	3,425
Total assets	$332,862	$335,744

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,659	$21,200
Accrued expenses and other current liabilities	40,999	37,933
Total current liabilities	62,658	59,133

Long-term debt	80,000	98,000
Deferred income tax	16,044	16,243
Accrued pension benefits	49,664	52,089
Other non-current liabilities	9,652	9,938
Total liabilities	218,018	235,403

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 31,463,088 and 31,441,138 shares at respective dates	3,145	3,143
Additional paid-in capital	102,309	101,646
Retained earnings	59,926	42,960
Treasury stock, at cost, 1,836,809 and 1,866,258 shares at respective dates	(15,571)	(15,821)
Accumulated other comprehensive loss	(34,965)	(31,587)

Total stockholders' equity	114,844	100,341
Total liabilities and stockholders' equity	$332,862	$335,744

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Income Statements
 (unaudited – in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Gross sales	$77,142	$67,484	$147,701	$129,138
Commissions, allowances and rebates	781	523	1,316	814

Net sales	76,361	66,961	146,385	128,324

Other	772	1,421	976	643

Net revenues	77,133	68,382	147,361	128,967

Cost of goods sold	48,688	49,325	96,488	92,455

Gross profit	28,445	19,057	50,873	36,512

Operating expenses:
Selling, general and administrative expenses	11,959	9,191	21,919	18,279
Research and development expenses	2,592	2,572	4,950	5,632
Total operating expenses	14,551	11,763	26,869	23,911

Operating profit	13,894	7,294	24,004	12,601

Other expenses/(income):
Interest expense, net	678	605	1,329	1,178
Other expenses/(income), net	16	(282)	24	(285)
Equity in losses of partially-owned affiliates	383	303	591	667

Income before income taxes	12,817	6,668	22,060	11,041

Provision for income taxes	2,889	1,911	5,094	3,429

Income from continuing operations	9,928	4,757	16,966	7,612

Loss from discontinued operations, net of tax	-	-	-	(146)

Net income	$9,928	$4,757	$16,966	$7,466

Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.34	$0.16	$0.57	$0.26
Loss from discontinued operations, net of tax	$-	$-	$-	$(0.01)
Net income	$0.34	$0.16	$0.57	$0.25

Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.33	$0.16	$0.57	$0.26
Loss from discontinued operations, net of tax	$-	$-	$-	$(0.01)
Net income	$0.33	$0.16	$0.57	$0.25

Weighted average shares outstanding:
Basic	29,623	29,419	29,612	29,433
Effect of dilutive stock based compensation	289	74	280	57
Diluted	29,912	29,493	29,892	29,490

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income	$9,928	$4,757	$16,966	$7,466

Other comprehensive (loss)/income:

Foreign currency translation adjustments	(8,930)	1,445	(2,957)	12,819

Foreign currency forward contracts, net of tax of $12, $7, $85 and $39 at respective dates	(34)	(52)	(199)	(118)

Interest rate swap agreements	(440)	-	(820)	-

Pension plan amortization of net actuarial loss and prior service cost, net of tax of $12, $7, $25 and $14 at respective dates	299	269	598	543

Comprehensive income	$823	$6,419	$13,588	$20,710

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (unaudited – in thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$16,966	$7,466
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	10,810	11,603
Increase in inventory reserve	1,954	696
Stock based compensation included in net income	794	753
Deferred income tax provision	32	(69)
Equity in losses of partially-owned affiliates	591	667
Other	253	95
Changes in assets and liabilities:
Trade receivables	(7,672)	2,365
Inventories	(8,280)	(4,093)
Prepaid expenses and other current assets	(2,071)	(2,519)
Accounts payable and other current liabilities	4,498	945
Other non-current assets and liabilities	(1,252)	(4,331)
Discontinued operations:
Net cash used in discontinued operations	(1,116)	(112)
Net cash provided by operating activities	15,507	13,466

Cash flows from investing activities:
Capital expenditures	(6,884)	(4,690)
Advances to partially-owned affiliates	(393)	-
Other	8	-
Net cash used in investing activities	(7,269)	(4,690)

Cash flows from financing activities:
Long-term debt activity:
Borrowings	-	4,900
Repayments	(18,000)	(4,400)
Other	98	(332)
Net cash (used in)/provided by financing activities	(17,902)	168

Effect of exchange rate changes on cash and cash equivalents	(430)	2,353

Net (decrease)/increase in cash and cash equivalents	(10,094)	11,297

Cash and cash equivalents at beginning of period	31,921	29,614

Cash and cash equivalents at end of period	$21,827	$40,911

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results expected for the full year.

For the six months ended June 30, 2011, the Company recorded expense, net of tax, of $146 as discontinued operations, primarily related to expenses for environmental remediation at sites of divested businesses.

(2)	Impact of Recently Issued Accounting Pronouncements

Fair Value Measurement

In May 2011, the FASB issued “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements” that established a framework for how to measure fair value and the disclosures required about fair value measurements.  The updated guidance is largely consistent with fair value measurement principles that existed prior to the update and became effective on January 1, 2012.  The effect of adopting this updated guidance did not have a material impact on the Company’s financial position or results of operations.

Comprehensive Income

In June 2011, the FASB issued “Comprehensive Income – Presentation of Comprehensive Income.”  This amendment gives companies two options for presenting other comprehensive income (“OCI”).  An OCI statement can be included within the income statement, which together will make a statement of total comprehensive income. Alternatively, companies can have an OCI statement separate from an income statement, but the two statements will have to appear consecutively within a financial report.  This amendment is effective for fiscal quarters and years beginning after December 15, 2011.  The effect of adopting this amendment did not have an impact on the Company’s financial position or results of operations.

Testing Goodwill for Impairment

In September 2011, the FASB issued “Intangibles—Goodwill and Other:  Testing Goodwill for Impairment” to simplify the goodwill impairment test.  The change allows companies to first decide whether they need to do the two-step test by allowing companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  A business no longer has to calculate the fair value of a reporting unit unless it believes it is very likely that the reporting unit’s fair value is less than the value carried on the balance sheet.  This amendment also includes

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)
(Unaudited)

(2)	Impact of Recently Issued Accounting Pronouncements (continued)

examples of how the amended test should be carried out.  This amendment is effective for annual and interim tests performed for fiscal years beginning after December 15, 2011.  The effect of adopting this statement did not have an impact on the Company’s financial position or results of operations.

(3)	Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories at June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011

Finished goods	$25,784	$26,885
Work in process	24,798	19,190
Raw materials	11,945	11,261
Supplies	4,810	4,759
Total	$67,337	$62,095

(4)	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2012, is as follows:

Balance as of December 31, 2011	$36,731
Translation effect	(793)
Balance as of June 30, 2012	$35,938

Acquired intangible assets, which are amortized, consist of the following:

		As of June 30, 2012
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$3,827	$(431)	$3,396
Customer-related intangibles	10 - 15 years	743	(114)	629
		$4,570	$(545)	$4,025

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)
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

Amortization expense was $61 and $124 for the three and six months ended June 30, 2012, respectively.  Amortization expense was $68 and $164 for the three and six months ended June 30, 2011, respectively.

Amortization expense related to current intangible assets is expected to be approximately $245 for 2012 and for each of the next four years.

(5)	Investments in and Advances to Partially-Owned Affiliates

Investments in and advances to partially-owned affiliates consist primarily of the Company’s equity stake in Zenara Pharma (“Zenara”).  The Company recorded a loss of $368 and $853 for the three and six months ended June 30, 2012, respectively.  These amounts include amortization expense of $238 and $494, for the three and six months ended June 30, 2012, respectively. The Company recorded a loss of $303 and $667 for the three and six months ended June 30, 2011, respectively.  Those amounts include amortization expense of $288 and $570, for the three and six months ended June 30, 2011, respectively.  Equity in losses of partially-owned affiliates also includes a loss of $15 and a gain of $262 for the three and six months ended June 30, 2012, respectively, related to an investment in a European joint venture.  During the second quarter of 2012, the Company advanced $393 to Zenara.

(6)	Income Taxes

The effective tax rate in the second quarter of 2012 was 22.5% compared to 28.7% in the second quarter of 2011.  The effective tax rate in the first six months of 2012 was 23.1% compared to 31.1% in the first six months of 2011.  The effective tax rates for the second quarter and the first six months of 2012 improved due to an increase in profitability in the U.S. where the Company is able to utilize tax attributes to offset domestic tax expense.  The Company’s effective tax rate has been and is expected to remain highly sensitive to the geographic mix of income.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)
(Unaudited)

(6)	Income Taxes (continued)

In 2009, a subsidiary of the Company was examined by a European tax authority, who challenged the business purpose of the deductibility of certain intercompany transactions from 2003, and issued two formal assessments against the subsidiary.  In 2010, the Company filed an appeal to litigate the matter.  The first court date related to this matter was held in 2011, after which the court issued its ruling in favor of the Company.  However, this ruling has been appealed by the tax authorities and only applies to the smaller of the two assessments made by the authorities related to this matter.  The first court date for the larger of the two assessments is scheduled for September 2012.  The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may be appealed, and as such the final date of resolution and outcome of this matter are uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $5,200, including interest and penalties.  If the court rules against the Company in subsequent court proceedings, an approximate payment of between $6,000 and $9,000, including interest and penalties, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.  During the first quarter of 2012, the tax authorities completed a general examination of the subsidiary’s 2008 tax return, and issued a small assessment against the subsidiary.  The assessment, which had already been provided for in the Company’s reserves, was settled in April 2012.

Tax years 2007 and forward in the U.S. are open to examination by the IRS.  The Company is also subject to examinations in its non-U.S. jurisdictions for 2006 and later years.

The Company is also subject to audits in various states in which it has filed income tax returns.  In the majority of states where the Company files, the Company is subject to examinations for tax years 2007 and forward.  Previous state audits have resulted in immaterial adjustments.

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

Foreign Currency Forward Contracts

The Company enters into forward exchange contracts to hedge forecasted cash flows associated with foreign currency transaction exposures, as deemed appropriate.  This hedging strategy mitigates some of the impact of short-term foreign exchange rate movements on the Company's operating results primarily in Sweden and Italy. The Company's primary market risk relates to exposures to foreign currency exchange rate fluctuations.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)
(Unaudited)

(7)	Derivatives and Hedging Activities (continued)

The Company’s forward exchange contracts substantially offset gains and losses on the transactions being hedged.  The forward exchange contracts have varying maturities with none exceeding 12 months.

All forward contracts outstanding at June 30, 2012 have been designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives are not included in earnings but are included in accumulated other comprehensive income/(loss) (“AOCI”).  Changes in the fair value of the derivative instruments reported in AOCI will be recorded into earnings as a component of product revenue or expense, as applicable, when the forecasted transaction occurs.  The ineffective portion of all hedges is recognized in current-period earnings and is immaterial to the Company's financial results.

The notional amounts of foreign exchange forward contracts were $2,087 and $11,005 at June 30, 2012 and December 31, 2011, respectively.

Included in AOCI is the fair value of the Company’s forward exchange contracts which is a gain of $96 and $380 as of June 30, 2012 and December 31, 2011, respectively.  These gains are located under the caption “Prepaid expenses and other current assets” on the balance sheet as of June 30, 2012 and December 31, 2011.  Assuming current market conditions continue, the entire amount recorded in AOCI related to foreign exchange forward contracts is expected to be recorded into other revenue within the next 12 months to reflect the fixed prices obtained from the forward contracts.

The Company recorded a pre-tax unrealized gain in OCI from foreign exchange contracts of $40 and an unrealized loss of $149 for the three and six months ended June 30, 2012, respectively.  The Company reclassified a pre-tax gain for the settlement of forward contracts of $86 and $135 into other revenue for the three and six months ended June 30, 2012, respectively.

Interest Rate Swap Agreement

The Company entered into an interest rate swap agreement in March 2012 to reduce the impact of changes in interest rates on its floating rate debt.  The swap agreement is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount.

The swap contract outstanding at June 30, 2012 has been designated as a cash flow hedge and, accordingly, changes in the fair value of this derivative are not recorded in earnings but are recorded each period in AOCI and reclassified into earnings as interest expense in the same period during which the hedged transaction affects earnings.  The ineffective portion of all hedges is recognized in current-period earnings and has been immaterial to the Company's financial results.

As of June 30, 2012, the interest rate swap had a notional value of $60,000, at a fixed rate of 0.92%, maturing in September 2015.  The fair value of this agreement is based on quoted market prices and was in a loss position of $820 at June 30, 2012.  This loss is reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities.”  The Company did not have any interest rate swaps outstanding at December 31, 2011.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)
(Unaudited)

(7)	Derivatives and Hedging Activities (continued)

The Company recorded a loss in OCI of $440 and $820 related to the interest rate swap for the three and six months ended June 30, 2012, respectively.  Assuming current market conditions continue, $369 is expected to be reclassed out of AOCI within the next 12 months.

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

The following tables provide the assets and liabilities carried at fair value, measured on a recurring basis, as of June 30, 2012 and December 31, 2011:

		Fair Value Measurements at June 30, 2012 using:
Description	Total	Level 1	Level 2	Level 3
Foreign currency forwards, assets	$96	$-	$96	$-
Interest rate swap	(820)	-	(820)	-
Total	$(724)	$-	$(724)	$-

		Fair Value Measurements at December 31, 2011 using:
Description	Total	Level 1	Level 2	Level 3
Foreign currency forwards, assets	$380	$-	$380	$-
Total	$380	$-	$380	$-

The Company’s foreign exchange forward contracts are measured at fair value using observable market inputs such as forward rates, the Company’s credit risk and its counterparties’ credit risks.  Based on these inputs, the forward contracts are classified within Level 2 of the valuation hierarchy. Based on the Company’s continued ability to enter into forward contracts, the Company considers the markets for its fair value instruments to be active.

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at current market interest rates using observable benchmarks for the LIBOR forward rates at the end of the period.

As of June 30, 2012, there had not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there had not been any significant adverse impact to the Company’s derivative assets based on the Company’s evaluation of its counterparties’ credit risks.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)
(Unaudited)

(8)	Fair Value Measurements (continued)

The Company’s financial instruments also include cash and cash equivalents, accounts receivables, accounts payables and accrued liabilities.  The carrying amount of these instruments approximates fair value because of their short-term nature.  The carrying amount of the Company’s long-term debt approximates fair value because the debt is based on current rates at which the Company could borrow funds with similar maturities.

(9)	Stock Based Compensation

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for stock options granted to employees during the six months ended June 30, 2011 was $2.91.  No stock options were granted during the six months ended June 30, 2012.

For the three months ended June 30, 2012 and 2011, the Company recorded $303 and $254, respectively, in selling, general and administrative expenses for stock options.  For the six months ended June 30, 2012 and 2011, the Company recorded $619 and $499, respectively in selling, general and administrative expenses for stock options.  As of June 30, 2012, the total compensation cost related to unvested stock options not yet recognized was $2,307.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.3 years.

For the three months ended June 30, 2012 and 2011, the Company recorded $134 and $148, respectively, in selling, general and administrative expenses for restricted stock awards.  For the six months ended June 30, 2012 and 2011, the Company recorded $175 and $202, respectively, in selling, general and administrative expenses for restricted stock awards.  As of June 30, 2012 the total compensation cost related to unvested restricted stock not yet recognized was $282.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.4 years.

The Company grants cash-settled performance share units (“PSUs”) to certain executives.  PSU awards provide the recipient the right to receive the cash value of a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the relative revenue and EBITDA growth of the members of a specified peer group of companies typically over a three year performance period.  The peer group consists of publicly-traded life sciences companies competing in the same industry as the Company.

For the three and six months ended June 30, 2012, the Company recorded $424 and $400, respectively, in selling, general and administrative expenses for PSU awards.  There was no expense for the three and six months ended June 30, 2011, in selling, general and administrative expenses for PSU awards.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (in thousands, except share data)
(Unaudited)

(9)	Stock Based Compensation (continued)

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2011	2,289,873	$6.67
Exercised	(13,750)	$4.84
Forfeited or expired	(16,850)	$10.08
Outstanding at March 31, 2012	2,259,273	$6.65
Exercised	(9,600)	$5.77
Forfeited or expired	(43,934)	$25.62
Outstanding at June 30, 2012	2,205,739	$6.28
Exercisable at June 30, 2012	1,187,489	$7.01

The aggregate intrinsic value for all stock options exercised for the three and six months ended June 30, 2012 was $17 and $50, respectively.  The aggregate intrinsic values for all stock options outstanding and exercisable as of June 30, 2012 were $8,181 and $4,126, respectively.

The following table is a summary of the Company’s nonvested stock options and restricted stock:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2011	1,167,751	$2.89	58,899	$5.54
Vested during period	(25,001)	$2.69	(29,449)	$5.54
Forfeited	(5,750)	$2.96	-	$-
Nonvested at March 31, 2012	1,137,000	$2.89	29,450	$5.54
Granted	-	$-	41,727	$6.71
Vested during period	(118,750)	$2.14	-	$-
Nonvested at June 30, 2012	1,018,250	$2.98	71,177	$6.23

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (in thousands, except share data)
(Unaudited)

(10)	Retirement Plans

Domestic Pension Plan

The components of net periodic benefit cost for the Company’s domestic plan (which was frozen in 2007) for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Components of net periodic benefit cost
Interest cost	$821	$865	$1,642	$1,730
Expected return on plan assets	(918)	(914)	(1,836)	(1,828)
Recognized actuarial loss	216	115	432	230
Amortization of prior service costs	15	109	30	218
Net periodic benefit cost	$134	$175	$268	$350

The Company’s Supplemental Executive Retirement Plan (which was frozen in 2007) is non-qualified and unfunded.  Net periodic benefit costs for the three months ended June 30, 2012 and 2011 were $55 and $66, respectively.  Net periodic benefit costs for the six months ended June 30, 2012 and 2011 were $110 and $132, respectively.

International Pension Plan

The components of net periodic benefit cost for the Company’s international plan for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Components of net periodic benefit cost
Service cost	$165	$160	$330	$320
Interest cost	200	237	400	474
Recognized actuarial loss	50	28	100	56
Amortization of prior service credit	(2)	(2)	(4)	(4)
Net periodic benefit cost	$413	$423	$826	$846

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (in thousands, except share data)
(Unaudited)

(11)	Contingencies

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.  The Company continually assesses all known facts and circumstances as they pertain to all legal and environmental matters and evaluates the need for reserves and disclosures as deemed necessary based on these facts and circumstances.  These matters, either individually or in the aggregate, could result in actual costs that are significantly higher than the Company’s current assessment and could have a material adverse effect on the Company's operating results and cash flows in future reporting periods.  While these matters, specifically environmental matters, could have a material adverse effect on the Company’s financial condition, based upon past experience, it is likely that payments significantly in excess of current reserves, if required, would be made over an extended number of years.

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

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of applicable sites.  These reserves were $6,647 and $7,786 at June 30, 2012 and December 31, 2011, respectively.  The decrease in the reserve includes payments of $1,256 and the impact of currency translation of $22 partially offset by adjustments to reserves of $139.  The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information become available.  Based upon available information and analysis, the Company's current reserve represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for current investigation fees where full investigation and remediation costs may not be estimable at the reporting date.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (in thousands, except share data)
(Unaudited)

(11)	Contingencies (continued)

CasChem

As a result of the sale of the Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company intends to continue implementing a sampling plan at the property in 2012 pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs.  The Company has reserved costs associated with current investigative work.

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and a proposed remediation plan to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP subsequently rejected the remediation plan and requested additional investigative work at the site and that work is on-going.  The reserve was $931 at June 30, 2012, which was based on the initial remedial action plan.  The results of the additional investigative work may impact the remediation plan and costs.

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

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey.  These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek site.  The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement (“Agreement”) and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with the other PRPs in the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs.  As of June 30, 2012, the Company’s reserve was $288 to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is ongoing and at this time it is too early to predict the extent of additional liabilities.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (in thousands, except share data)
(Unaudited)

(11)	Contingencies (continued)

Maybrook and Harriman Sites

The Company’s Nepera, Inc. subsidiary (“Nepera”) is named a PRP of the Maybrook site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986.  The USEPA also issued the Company a Notice of Potential Liability and the Company signed a consent decree to complete the Record of Decision (“ROD”) and has provided the USEPA with appropriate financial assurance to guarantee the obligation under the consent decree.  The PRPs began to implement a soil remedial action at this site in the third quarter of 2011 which is expected to be completed by the end of 2012.  The Company’s reserve for completing this project is $1,750.

Nepera is also named a responsible party of its former Harriman, New York production facility by the New York State Department of Environmental Conservation (“NYSDEC”).  A final ROD was issued that describes the remediation plan for the site.  Implementation of the ROD is on-going.  In December 2010, the NYSDEC notified the PRPs and the current owners of the property that they intended to combine the investigation and remediation being conducted by various parties pursuant to different regulatory programs under one regulatory plan.  This development may lead to increased liabilities for the Company. There are on-going discussions between the NYSDEC and all parties to try to resolve this matter.  As of June 30, 2012, the reserve recorded by the Company for the Nepera Harriman site was $300, which represents the Company’s best estimate to complete the existing ROD.

Scientific Chemical Processing (“SCP”) Superfund Site

Nepera was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, in the early 1980’s along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from Nepera.  The PRPs are in the process of implementing a final remedy at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). For over a decade, the remediation has been funded by de minimus settlements and by the insurers of the SCP Superfund site’s owners and operators.  However, due to an unexpected increase in remediation costs at the site and costs to contribute to the Berry’s Creek investigation, the PRP group has recently approved the assessment of an additional cash contribution by the PRP group.  While the Company continues to dispute the methodology used by the PRP group to arrive at its allocation for the cash contribution, the Company has paid the initial funding requests.  The Company does not currently maintain a reserve for the SCP Superfund site.  Costs associated with remediation at the site, and SCP’s current allocation of Berry’s Creek investigative costs are each expected to be communicated to the Company by SCP in the second half of 2012.

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (in thousands, except share data)
(Unaudited)

(11)	Contingencies (continued)

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

CAMBREX CORPORATION AND SUBSIDIARIES
(in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following significant events occurred during the second quarter of 2012:

•	Sales increased 14.3% on a reported basis compared to the second quarter of 2011. Sales, excluding currency impact, increased 20.2%.
•	Gross margins increased on a reported basis to 36.9% from 28.2% in the second quarter of 2011. Gross margins, excluding currency impact, increased to 35.4% in the second quarter of 2012.
•	Debt, net of cash, decreased $5,050 during the second quarter of 2012.

Critical Accounting Policies

Based on events occurring subsequent to December 31, 2011, the Company is updating certain Critical Accounting Policies disclosed in the Company’s 2011 Form 10-K Annual Report.

Income Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, and tax credit carryforwards, on a taxing jurisdiction basis using enacted tax rates in effect for the year in which the differences are expected to reverse or the tax credit carryforwards are expected to be realized.  The recoverability of deferred tax assets is dependent upon the Company’s assessment that it is more likely than not that sufficient future taxable income of the appropriate character will be generated in the relevant tax jurisdictions to utilize the deferred tax assets.  When the Company determines that future taxable income will not be sufficient to utilize the deferred tax assets, a valuation allowance is recorded.  The Company’s domestic valuation allowances primarily relate to federal foreign tax credits, alternative minimum tax credits, and other net deferred tax balances, excluding deferred tax liabilities on indefinite-lived intangibles, in the U.S. where profitability has been uncertain. The Company’s foreign valuation allowances primarily relate to net operating loss carryforwards in foreign jurisdictions with little or no history of generating taxable income or where future profitability is uncertain.

Valuation of Deferred Tax Assets

Future realization of the tax benefits of existing deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character within the reversal, carryback or carryforward periods available under applicable income tax laws. U.S. GAAP requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) such assets will not be realized. The valuation of deferred tax assets requires judgments in assessing the likely future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, and future profits subject to tax by various jurisdictions. The Company’s accounting for deferred taxes represents management’s best estimate of those future events. Changes in current estimates, due to unanticipated events, could have a material impact on the Company’s financial condition and results of operations.

Critical Accounting Policies (continued)

Assumptions and Approach Used in Assessing the Need for a Valuation Allowance

The Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, the Company records a valuation allowance on all or a portion of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.

This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

•
Nature, frequency, and severity of current and cumulative financial reporting losses. A pattern of objectively-measured recent financial reporting losses is heavily weighted as a source of negative evidence. The Company generally considers cumulative pre-tax losses in the three-year period ending with the current quarter to be significant negative evidence regarding future profitability. The Company also considers the strength and trend of earnings, as well as other relevant factors. In certain circumstances, historical information may not be as relevant due to changes in the Company’s business operations;

•
Sources of future taxable income. Future reversals of existing temporary differences are heavily-weighted sources of objectively verifiable evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and can be reasonably estimated; and

•
Tax planning strategies. Prudent and feasible tax planning strategies that would be implemented to maximize utilization of expiring tax credit carryforwards would be evaluated as a source of additional positive evidence.

Valuation Allowance Assessment

In 2003, the Company’s assessment of the need for a valuation allowance against domestic deferred tax assets considered, among other things, current and past performance, cumulative losses in recent years from domestic operations, and a shift in the geographic mix of forecasted income. Considering the pattern of then-recent domestic losses, the Company gave significant weight to projections showing future domestic losses for purposes of assessing the need for a valuation allowance. This assessment resulted in a determination that it was more likely than not that domestic deferred tax assets would not be realized, and as such, a valuation allowance against net domestic deferred tax assets was recorded.

A sustained period of domestic profitability along with expectations of future domestic profitability of sufficient amounts and character is required before the Company would change its judgment regarding the need for a full valuation allowance against net domestic deferred tax assets. The Company currently expects to achieve three-year cumulative domestic pre-tax income by the end of 2012, and expects in the fourth quarter of 2012 to complete an evaluation of its domestic profitability in the future and to consider the weighting to be assigned to these projections.

Although the weight of positive evidence related to cumulative domestic income and projected domestic income is increasing, the Company has determined it does not yet have sufficient positive evidence to support a reversal of the domestic valuation allowance at this time.

Critical Accounting Policies (continued)

However, continued improvement in domestic operating results along with continued expectations of sustainable domestic profitability could lead to a reversal of a significant portion of the Company’s domestic valuation allowance by the end of 2012. Until such time, consumption of tax attributes to offset profits may reduce the overall level of deferred tax assets subject to valuation allowance.

At this time, the Company estimates that if domestic profitability is sustained through the end of 2012 and expectations of future domestic profitability can be reasonably estimated, some or all of the domestic valuation allowance attributable to net temporary differences, alternative minimum tax credits, and research and experimentation tax credits could be released by the end of 2012. Additionally, it is possible that some portion of the domestic valuation allowance attributable to federal foreign tax credits could be released, and the Company is currently evaluating what portion, if any, this could be.

At December 31, 2011, the Company’s valuation allowance against net domestic deferred tax assets, excluding deferred tax liabilities for indefinite-lived intangibles of $2,349, was $76,569. The Company’s domestic deferred tax assets consist of net temporary differences and other deferreds of $18,584, alternative minimum tax credits of $3,070, research and experimentation tax credits of $1,630, and federal foreign tax credits of $50,936.

For each reporting period that Cambrex experiences positive domestic operating results until the valuation allowance is released, the Company expects to have low effective tax rates as tax expense continues to be recorded only for those jurisdictions without valuation allowances. After the domestic valuation allowance reverses the Company expects to experience more normal effective tax rates, approaching the combined statutory tax rates of the jurisdictions in which it operates.

Results of Operations

Comparison of Second Quarter 2012 versus Second Quarter 2011

Gross sales in the second quarter of 2012 of $77,142 were $9,658 or 14.3% higher than the second quarter of 2011. Excluding a 5.9% unfavorable impact of foreign exchange reflecting a stronger U.S. dollar, compared to the second quarter of 2011, sales increased 20.2% as a result of higher volumes sold (22.2%) partially offset by lower pricing (-2.0%).  Controlled substances and generic active pharmaceutical ingredients (“APIs”) were the main contributors to increased sales in the second quarter of 2012.

The following table reflects sales by geographic area for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012	2011

Europe	$36,999	$41,848
North America	33,860	19,864
Asia	3,129	2,190
Other	3,154	3,582
Total gross sales	$77,142	$67,484

Gross margins in the second quarter of 2012 increased to 36.9% from 28.2% in the second quarter of 2011.  Excluding a favorable impact from foreign currency, second quarter of 2012 margins increased to 35.4%.  Excluding the foreign currency impact, gross margins were positively impacted by increased plant efficiencies resulting from higher production volumes, and favorable product mix partially offset by lower pricing.  Lower pricing eroded margins by approximately 1.1% in the second quarter of 2012.  Gross profit in the second quarter of 2012 was $28,445 compared to $19,057 in the same period last year.

Results of Operations (continued)

Comparison of Second Quarter 2012 versus Second Quarter 2011 (continued)

Selling, general and administrative (“SG&A”) expenses of $11,959 in the second quarter of 2012 increased compared to $9,191 in the second quarter of 2011.  The increase is primarily the result of increased personnel related expenses, accruals for higher annual incentive awards, higher expenses related to stock-based compensation as a result of the Company’s higher stock price, and higher medical expenses and professional fees.  SG&A, as a percentage of gross sales, was 15.5% and 13.6% in the second quarters of 2012 and 2011, respectively.

Research and development (“R&D”) expenses of $2,592 were 3.4% of gross sales in the second quarter of 2012, compared to $2,572 or 3.8% of gross sales in the second quarter of 2011. Higher expense was offset by the impact of foreign exchange.

Operating profit in the second quarter of 2012 was $13,894 compared to $7,294 in the second quarter of 2011.  As described above, increased profits, primarily driven by higher sales volumes, were partially offset by lower pricing and higher operating expenses.

Net interest expense was $678 in the second quarter of 2012 compared to $605 in the second quarter of 2011.  Higher interest expense was driven by higher interest rates partially offset by lower average debt.  The average interest rate on debt was 2.3% in the second quarter of 2012 versus 1.5% in the second quarter of 2011.  The increase in the interest rate in the second quarter of 2012 is mainly due to the Company’s interest rate swaps entered into in the first quarter of 2012 which fixed the interest rate on $60,000 of its variable rate debt.

Equity in losses of partially-owned affiliates of $383 and $303 in the second quarters of 2012 and 2011, respectively, primarily represents the Company’s portion of Zenara’s net loss.  These amounts include amortization expense of $238 and $288, for the second quarters of 2012 and 2011, respectively.

The tax provision from continuing operations in the second quarter of 2012 was $2,889 compared to $1,911 in the second quarter of 2011.  The effective tax rate in the second quarter of 2012 was 22.5% compared to 28.7% in the second quarter of 2011.  The effective tax rate improved during the quarter due to an increase in profitability in the U.S. where the Company is able to utilize tax attributes to offset domestic tax expense.  The Company’s effective tax rate has been and is expected to remain highly sensitive to the geographic mix of income.

In 2009, a subsidiary of the Company was examined by a European tax authority, who challenged the business purpose of the deductibility of certain intercompany transactions from 2003, and issued two formal assessments against the subsidiary.  In 2010, the Company filed an appeal to litigate the matter.  The first court date related to this matter was held in 2011, after which the court issued its ruling in favor of the Company.  However, this ruling has been appealed by the tax authorities and only applies to the smaller of the two assessments made by the authorities related to this matter.  The first court date for the larger of the two assessments is scheduled for September 2012.  The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may be appealed, and as such the final date of resolution and outcome of this matter are uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $5,200, including interest and penalties.  If the court rules against the Company in subsequent court proceedings, an approximate payment of between $6,000 and $9,000, including interest and penalties, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.  During the first quarter of 2012, the tax authorities completed a general examination of the subsidiary’s 2008 tax return, and issued a small assessment against the

Results of Operations (continued)

Comparison of Second Quarter 2012 versus Second Quarter 2011 (continued)

subsidiary. The assessment, which had already been provided for in the Company’s reserves, was settled in April 2012.

Income from continuing operations in the second quarter of 2012 was $9,928, or $0.33 per diluted share, versus $4,757, or $0.16 per diluted share in the same period a year ago.

Comparison of First Six Months of 2012 versus First Six Months of 2011

Gross sales in the first six months of 2012 of $147,701 were $18,563 or 14.4% higher than the first six months of 2011. Excluding a 4.3% unfavorable impact of foreign exchange reflecting a stronger U.S. dollar, compared to the first six months of 2011, sales increased 18.7% as a result of higher volumes sold (20.7%) partially offset by lower pricing (-2.0%).  Controlled substances, generic APIs and products utilizing the Company’s drug delivery technology were the main contributors to increased sales in the first six months of 2012.

The following table reflects sales by geographic area for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011

Europe	$74,540	$77,407
North America	63,808	40,468
Asia	4,947	5,809
Other	4,406	5,454
Total gross sales	$147,701	$129,138

Gross margins in the first six months of 2012 increased to 34.4% from 28.3% in the first six months of 2011.  Excluding a favorable impact from foreign currency, margins in the first six months of 2012 increased to 33.3%.  Excluding the foreign currency impact, gross margins were positively impacted by increased plant efficiencies resulting from higher production volumes, and favorable product mix.  Lower pricing eroded margins by approximately 1.2%.  Gross profit in the first six months of 2012 was $50,873 compared to $36,512 in the same period last year.

SG&A expenses of $21,919 in the first six months of 2012 increased compared to $18,279 in the first six months of 2011.  The increase is primarily the result of higher personnel related expenses, sales and marketing expenses and higher medical expenses.  SG&A, as a percentage of gross sales, was 14.8% and 14.2% in the first six months of 2012 and 2011, respectively.

R&D expenses of $4,950 were 3.4% of gross sales in the first six months of 2012, compared to $5,632 or 4.4% of gross sales in the first six months of 2011.  The decrease is largely due to the impact of foreign exchange.

Operating profit in the first six months of 2012 was $24,004 compared to $12,601 in the first six months of 2011.  As described above, increased profits, primarily driven by higher sales volumes, were partially offset by lower pricing and higher operating expenses.

Results of Operations (continued)

Comparison of First Six Months of 2012 versus First Six Months of 2011 (continued)

Net interest expense was $1,329 in the first six months of 2012 compared to $1,178 in the first six months of 2011.  Higher interest expense was driven by higher interest rates partially offset by lower average debt.  The average interest rate on debt was 2.1% in the first six months of 2012 versus 1.5% in the first six months of 2011.  The increase in the interest rate is mainly due to the Company’s interest rate swaps entered into in the first quarter of 2012 which fixed the interest rate on $60,000 of its variable rate debt.

Equity in losses of partially-owned affiliates of $591 in the first six months of 2012 represents the Company’s portion of Zenara’s loss of $853 and income of $262 related to an investment in a European joint venture.  Equity in losses of partially-owned affiliates of $667 in the first six months of 2011 represents the Company’s portion of Zenara’s loss. Zenara’s losses include amortization expense of $494 and $570, for the first six months of 2012 and 2011, respectively.

The tax provision from continuing operations in the first six months of 2012 was $5,094 compared to $3,429 in the first six months of 2011.  The effective tax rate in the first six months of 2012 was 23.1% compared to 31.1% in the first six months of 2011.  The effective tax rate improved during the first six months due to an increase in profitability in the U.S. where the Company is able to utilize tax attributes to offset domestic tax expense.  The Company’s effective tax rate has been and is expected to remain highly sensitive to the geographic mix of income.

In 2009, a subsidiary of the Company was examined by a European tax authority, who challenged the business purpose of the deductibility of certain intercompany transactions from 2003, and issued two formal assessments against the subsidiary.  In 2010, the Company filed an appeal to litigate the matter.  The first court date related to this matter was held in 2011, after which the court issued its ruling in favor of the Company.  However, this ruling has been appealed by the tax authorities and only applies to the smaller of the two assessments made by the authorities related to this matter.  The first court date for the larger of the two assessments is scheduled for September 2012.  The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may be appealed, and as such the final date of resolution and outcome of this matter are uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $5,200, including interest and penalties.  If the court rules against the Company in subsequent court proceedings, an approximate payment of between $6,000 and $9,000, including interest and penalties, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.  During the first quarter of 2012, the tax authorities completed a general examination of the subsidiary’s 2008 tax return, and issued a small assessment against the subsidiary.  The assessment, which had already been provided for in the Company’s reserves, was settled in April 2012.

Income from continuing operations in the first six months of 2012 was $16,966, or $0.57 per diluted share, versus $7,612, or $0.26 per diluted share in the same period a year ago.

Liquidity and Capital Resources

During the first six months of 2012, cash provided by operations was $15,507 versus $13,466 in the same period a year ago.  The increase in cash flows provided by operations in the first six months of 2012 compared to the first six months of 2011 was largely due to higher net income and lower pension contributions in the first six months of 2012 partially offset by increased inventory production, slower collections of accounts receivable and higher environmental remediation payments related to discontinued operations.

Liquidity and Capital Resources (continued)

Cash flows in the first six months of 2012 related to capital expenditures were $6,884 compared to $4,690 in 2011.  The majority of the funds in 2012 and 2011 were used for capital improvements to existing facilities.

Cash flows used in financing activities in the first six months of 2012 were $17,902 compared to cash flows provided by financing activities of $168 in the same period a year ago.  The cash outflows in 2012 were used to pay down the Company’s credit facility.

As a result of the items described above, cash and cash equivalents decreased $10,094 in the first six months of 2012.

In November 2011, the Company entered into a $250,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”), which expires in November 2016.  The Company pays interest on this Credit Facility at LIBOR plus 1.75% - 2.50% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios.

The Company was in compliance with all financial covenants at June 30, 2012.

In March 2012, the Company entered into an interest rate swap with a notional value of $60,000, at a fixed rate of 0.92%, maturing in September 2015.  The Company’s strategy has been to cover a portion of its outstanding floating rate debt with fixed interest rate protection.  At June 30, 2012 the Company had floating rate debt of $80,000, of which $60,000 is fixed by an interest rate swap.

The Company believes that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company, but no assurances can be given that this will continue to be the case.

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, increased environmental remediation, returns on assets within the Company’s domestic pension plans that are significantly below expected performance, as well as other factors. See the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 for further explanation of factors that may negatively impact the Company’s cash flows. Any change in the current status of these factors could adversely impact the Company’s ability to fund operating cash flow requirements.

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

Impact of Recent Accounting Pronouncements (continued)

Comprehensive Income

In June 2011, the FASB issued “Comprehensive Income – Presentation of Comprehensive Income.”  This amendment gives companies two options for presenting other comprehensive income (“OCI”).  An OCI statement can be included with the income statement, which together will make a statement of total comprehensive income.  Alternatively, companies can have an OCI statement separate from an income statement, but the two statements will have to appear consecutively within a financial report.  This amendment is effective for fiscal quarters and years beginning after December 15, 2011.  The effect of adopting this amendment did not have an impact on the Company’s financial position or results of operations.

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

There has been no significant change in the Company’s exposure to market risk during the first six months of 2012.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first six months of 2012.  For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011.

Item 6.	Exhibits

Exhibit 10.31*	Form of Performance Share Agreement.

Exhibit 31.1*	Section 302 Certification Statement of the Chief Executive Officer.

Exhibit 31.2*	Section 302 Certification Statement of the Chief Financial Officer.

Exhibit 32**	Section 906 Certification Statements of the Chief Executive Officer and Chief Financial Officer.

Exhibit 101.INS***	XBRL Instance Document

Exhibit 101.SCH***	XBRL Taxonomy Extension Schema

Exhibit 101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF***	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB***	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herein
**	Furnished herewith
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
Gregory P. Sargen
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as the
Dated: August 2, 2012		Registrant's Principal Financial Officer)