Form 10-Q
period 2012-09-30
CAMBREX CORP
filed 2012-11-05
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012

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

As of October 25, 2012, there were 29,863,898 shares outstanding of the registrant’s Common Stock, $.10 par value.

CAMBREX CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This document contains and incorporates by reference forward-looking statements including statements regarding expected performance, especially the Company’s estimate relating to the amount and timing of required capital expenditures under its new supply agreement, the Company’s belief that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company, as well as other statements relating to expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, the outcome of pending litigation (including environmental proceedings and remediation investigations) and related estimates of potential liability, acquisitions, divestitures, collaborations or other expansion opportunities.  These statements may be identified by the fact that they use words such as “may,” “will,” “could,” “should,” “would,”  “expect,” “anticipate,” “intend,” “estimate,” “believe” or similar expressions.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations.  The factors described in Item 1A of Part I contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, captioned “Risk Factors,” or otherwise described in the Company’s filings with the Securities and Exchange Commission, as well as any cautionary language in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including, but not limited to, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation disclosed in the Company’s public filings, changes in foreign exchange rates, uncollectible receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, and the Company’s ability to receive regulatory approvals for its products, as well as risks relating to the Company’s new supply agreement including that the Company will expend significant resources to expand its manufacturing facilities without any assurance that the new agreement will generate any revenue beyond revenue that would be earned under termination provisions within the agreement, that the customer’s product candidate will be successful in Phase 3 trials or obtain the necessary regulatory approvals to commercialize the product candidate, that the customer’s Phase 3 program will not be terminated early, that anticipated quantities will not be meaningfully reduced, that the planned Phase 3 and pre-launch activities will proceed on the timeline anticipated, if at all, that the Company’s expansion will proceed on the anticipated timeline without disruption to existing customers or our new customer and without disruption to the Company’s and its customers’ ability to meet key product delivery milestones.

The forward-looking statements are based on the beliefs and assumptions of Company management and the information available to Company management as of the date of this report.  The Company cautions investors not to place significant reliance on expectations regarding future results, levels of activity, performance, achievements or other forward-looking statements.  The information contained in this Quarterly Report on Form 10-Q is provided by the Company as of the date hereof, and, unless required by law, the Company does not undertake and specifically disclaims any obligation to update these forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of new information, future events or otherwise.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
 (in thousands, except share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,517	$31,921
Trade receivables, net	35,561	36,510
Inventories, net	69,465	62,095
Prepaid expenses and other current assets	6,666	6,083
Total current assets	145,209	136,609

Property, plant and equipment, net	138,794	139,628
Goodwill	36,711	36,731
Intangible assets, net	4,071	4,261
Investments in and advances to partially-owned affiliates	15,415	15,090
Other non-current assets	3,008	3,425
Total assets	$343,208	$335,744
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,159	$21,200
Deferred revenue	11,966	425
Accrued expenses and other current liabilities	44,117	37,508
Total current liabilities	75,242	59,133

Long-term debt	68,000	98,000
Deferred income tax	15,741	16,243
Accrued pension benefits	50,613	52,089
Other non-current liabilities	10,345	9,938
Total liabilities	219,941	235,403

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 31,647,780 and 31,441,138 shares at respective dates	3,164	3,143
Additional paid-in capital	103,717	101,646
Retained earnings	61,615	42,960
Treasury stock, at cost, 1,836,809 and 1,866,258 shares at respective dates	(15,571)	(15,821)
Accumulated other comprehensive loss	(29,658)	(31,587)

Total stockholders' equity	123,267	100,341
Total liabilities and stockholders' equity	$343,208	$335,744

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Income Statements
 (unaudited – in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Gross sales	$59,841	$58,203	$207,542	$187,341
Commissions, allowances and rebates	456	412	1,772	1,226

Net sales	59,385	57,791	205,770	186,115

Other	(175)	1,364	801	2,007

Net revenues	59,210	59,155	206,571	188,122

Cost of goods sold	40,679	41,326	137,167	133,781

Gross profit	18,531	17,829	69,404	54,341

Operating expenses:
Selling, general and administrative expenses	11,910	9,818	33,829	28,097
Research and development expenses	2,347	2,615	7,297	8,247
Total operating expenses	14,257	12,433	41,126	36,344

Operating profit	4,274	5,396	28,278	17,997

Other expenses/(income):
Interest expense, net	576	564	1,905	1,742
Other expenses/(income), net	72	14	96	(271)
Equity in losses of partially-owned affiliates	630	497	1,221	1,164

Income before income taxes	2,996	4,321	25,056	15,362

Provision for income taxes	975	1,227	6,069	4,656

Income from continuing operations	2,021	3,094	18,987	10,706

Loss from discontinued operations, net of tax	(332)	(333)	(332)	(479)

Net income	$1,689	$2,761	$18,655	$10,227

Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.07	$0.10	$0.64	$0.36
Loss from discontinued operations, net of tax	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net income	$0.06	$0.09	$0.63	$0.35

Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.07	$0.10	$0.63	$0.36
Loss from discontinued operations, net of tax	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net income	$0.06	$0.09	$0.62	$0.35

Weighted average shares outstanding:
Basic	29,711	29,483	29,645	29,450
Effect of dilutive stock based compensation	876	45	495	67
Diluted	30,587	29,528	30,140	29,517

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income/(Loss)
(unaudited – in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$1,689	$2,761	$18,655	$10,227

Other comprehensive income/(loss):

Foreign currency translation adjustments	5,293	(14,291)	2,336	(1,472)

Foreign currency forward contracts, before tax	(96)	242	(380)	85

Interest rate swap	(216)	-	(1,036)	-

Pension plan amortization of net actuarial loss and prior service cost, before tax	313	278	936	835

Income tax benefit/(expense) related to items of other comprehensive income/(loss)	13	(79)	73	(54)

Comprehensive income/(loss)	$6,996	$(11,089)	$20,584	$9,621

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (unaudited – in thousands)

	Nine months ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$18,655	$10,227
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	16,134	17,321
Increase in inventory reserve	2,430	704
Stock based compensation included in net income	1,270	1,161
Deferred income tax provision	(1,236)	(577)
Equity in losses of partially-owned affiliates	1,221	1,164
Other	363	278
Changes in assets and liabilities:
Trade receivables	900	7,432
Inventories	(8,858)	(5,266)
Prepaid expenses and other current assets	(763)	(2,461)
Accounts payable and other current liabilities	787	(148)
Deferred revenue	11,541	164
Other non-current assets and liabilities	(633)	(2,825)
Discontinued operations:
Net cash used in discontinued operations	(1,469)	(264)
Net cash provided by operating activities	40,342	26,910

Cash flows from investing activities:
Capital expenditures	(9,062)	(9,376)
Advances to partially-owned affiliates	(1,321)	-
Other	11	18
Net cash used in investing activities	(10,372)	(9,358)

Cash flows from financing activities:
Long-term debt activity:
Borrowings	-	5,300
Repayments	(30,000)	(22,200)
Proceeds from stock options exercised	1,072	33
Other	(21)	(335)
Net cash used in financing activities	(28,949)	(17,202)

Effect of exchange rate changes on cash and cash equivalents	575	(254)

Net increase in cash and cash equivalents	1,596	96

Cash and cash equivalents at beginning of period	31,921	29,614

Cash and cash equivalents at end of period	$33,517	$29,710

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results expected for the full year.

For all periods presented, discontinued operations primarily relate to expenses for environmental remediation at sites of divested businesses.

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

(3)	Net Inventories

Inventories are determined on a first-in, first-out basis and stated at the lower of cost or market.

Net inventories at September 30, 2012 and December 31, 2011 consist of the following:

	September 30,	December 31,
	2012	2011

Finished goods	$26,960	$26,885
Work in process	24,147	19,190
Raw materials	13,440	11,261
Supplies	4,918	4,759
Total	$69,465	$62,095

(4)	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2012, is as follows:

Balance as of December 31, 2011	$36,731
Translation effect	(20)
Balance as of September 30, 2012	$36,711

Acquired intangible assets, which are amortized, consist of the following:

		As of September 30, 2012
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$3,931	$(492)	$3,439
Customer-related intangibles	10 - 15 years	763	(131)	632
		$4,694	$(623)	$4,071

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

Amortization expense was $60 and $184 for the three and nine months ended September 30, 2012, respectively.  Amortization expense was $68 and $232 for the three and nine months ended September 30, 2011, respectively.

Amortization expense related to current intangible assets is expected to be approximately $247 for 2012 and for each of the next four years.

(5)	Investments in and Advances to Partially-Owned Affiliates

Investments in and advances to partially-owned affiliates consist primarily of the Company’s equity interest in Zenara Pharma (“Zenara”).  The Company recorded a loss of $613 and $1,466 for the three and nine months ended September 30, 2012, respectively, related to Zenara.  These amounts include amortization expense of $234 and $728, for the three and nine months ended September 30, 2012, respectively. The Company recorded a loss of $497 and $1,164 for the three and nine months ended September 30, 2011, respectively, related to Zenara.  These amounts include amortization expense of $283 and $853, for the three and nine months ended September 30, 2011, respectively.  In the first nine months of 2012, the Company advanced $868 to Zenara.

Investments in and advances to partially-owned affiliates also includes a loss of $17 and a gain of $245 for the three and nine months ended September 30, 2012, respectively, related to an investment in a European joint venture.  In the first nine months of 2012, the Company advanced $453 to the European joint venture.

(6)	Income Taxes

The effective tax rate was 32.5% and 28.4% for the three months ended September 30, 2012 and 2011, respectively.  The effective tax rate was 24.2% and 30.3% for the nine months ended September 30, 2012 and 2011, respectively.  The effective tax rate for the three months ended September 30, 2012 as compared to the same period last year was higher due to an increase in uncertain tax positions partially offset by an increase in profitability in the U.S. where the Company is able to utilize fully-valued tax attributes to offset domestic tax expense.  The effective tax rate for the nine months ended September 30, 2012 as compared to the same period last year was lower due to an increase in profitability in the U.S. where the Company is able to utilize fully-valued tax attributes to offset domestic tax expense partially offset by an increase in uncertain tax positions.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)
(Unaudited)

(6)	Income Taxes (continued)

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued two formal assessments against the subsidiary.  In 2010, the Company filed appeals to litigate the matter.  The first court date related to this matter was held in 2011, after which the court issued its ruling in favor of the Company.  However, this ruling has been appealed by the tax authorities and only applies to the smaller of the two assessments.   The first court date for the larger of the two assessments was held in late September 2012, and the Company expects to receive the court’s ruling in the fourth quarter of 2012.  For the three months ended September 30, 2012, the Company increased its reserve for unrecognized tax benefits by $567, including $143 of foreign currency translation, primarily due to a change in the potential penalties that could be levied against the Company.

The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may be appealed, and as such the final date of resolution and outcome of this matter are uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $5,800, including penalties and interest.  If the court rules against the Company in subsequent court proceedings, a payment for a substantial portion of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

During the first quarter of 2012, tax authorities completed a general examination of a subsidiary’s 2008 tax return, and issued a small assessment against the subsidiary.  The assessment, which had already been provided for in the Company’s reserves, was settled in April 2012.

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

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to hedge forecasted cash flows associated with foreign currency transaction exposures, as deemed appropriate.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)
(Unaudited)

(7)	Derivatives and Hedging Activities (continued)

The Company’s foreign currency forward contracts substantially offset gains and losses on the transactions being hedged.  Foreign currency forward contracts outstanding during the year had varying maturities with none exceeding 12 months.

All foreign currency forward contracts outstanding during the year had been designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives were not included in earnings but were included in accumulated other comprehensive income/(loss) (“AOCI”).  Changes in the fair value of the derivative instruments reported in AOCI were recorded into earnings as a component of product revenue or expense, as applicable, when the forecasted transaction occurred.  The ineffective portion of all hedges was recognized in current-period earnings and was immaterial to the Company's financial results.

The notional amount of foreign currency forward contracts was $11,005 at December 31, 2011.  There were no foreign currency forward contracts outstanding at September 30, 2012.

Included in AOCI is the fair value of the Company’s foreign currency forward contracts which is a gain of $380 as of December 31, 2011.  The gain is located under the caption “Prepaid expenses and other current assets” on the balance sheet as of December 30, 2011.

The Company recorded a pre-tax unrealized gain in OCI from foreign currency forward contracts of $98 and an unrealized pre-tax loss of $51 for the three and nine months ended September 30, 2012, respectively.  The Company reclassified a pre-tax gain for the settlement of foreign currency forward contracts of $194 and $329 into other revenue for the three and nine months ended September 30, 2012, respectively.

Interest Rate Swap

The Company entered into an interest rate swap in March 2012 to reduce the impact of changes in interest rates on its floating rate debt.  The swap is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount.

The swap contract outstanding at September 30, 2012 has been designated as a cash flow hedge and, accordingly, changes in the fair value of this derivative is not recorded in earnings but are recorded each period in AOCI and reclassified into earnings as interest expense in the same period during which the hedged transaction affects earnings.  The ineffective portion of all hedges is recognized in earnings and has been immaterial to the Company's financial results.

As of September 30, 2012, the interest rate swap had a notional value of $60,000, at a fixed rate of 0.92%, maturing in September 2015.  The fair value of this swap is based on quoted market prices and was in a loss position of $1,036 at September 30, 2012.  This loss is reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities.”  The Company did not have any interest rate swaps outstanding at December 31, 2011.

The Company recorded a loss in OCI of $216 and $1,036 related to the interest rate swap for the three and nine months ended September 30, 2012, respectively.  Assuming current market conditions continue, a loss of $423 is expected to be reclassed out of AOCI into earnings within the next 12 months.

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

The following tables provide the assets and liabilities carried at fair value, measured on a recurring basis, as of September 30, 2012 and December 31, 2011:

		Fair Value Measurements at September 30, 2012 using:
Description	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(1,036)	$-	$(1,036)	$-
Total	$(1,036)	$-	$(1,036)	$-

		Fair Value Measurements at December 31, 2011 using:
Description	Total	Level 1	Level 2	Level 3
Foreign currency forwards, assets	$380	$-	$380	$-
Total	$380	$-	$380	$-

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

As of September 30, 2012, there had not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there had not been any significant adverse impact to the Company’s derivative assets based on the Company’s evaluation of its counterparties’ credit risks.

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

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for stock options granted to employees during the three and nine months ended September 30, 2011 was $2.67 and $2.82, respectively.  No stock options were granted during the nine months ended September 30, 2012.

For the three months ended September 30, 2012 and 2011, the Company recorded $295 and $219, respectively, in selling, general and administrative expenses for stock options.  For the nine months ended September 30, 2012 and 2011, the Company recorded $914 and $718, respectively in selling, general and administrative expenses for stock options.  As of September 30, 2012, the total compensation cost related to unvested stock options not yet recognized was $2,012.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.1 years.

For the three months ended September 30, 2012 and 2011, the Company recorded $181 and $200, respectively, in selling, general and administrative expenses for restricted stock awards.  For the nine months ended September 30, 2012 and 2011, the Company recorded $356 and $402, respectively, in selling, general and administrative expenses for restricted stock awards.  As of September 30, 2012 the total compensation cost related to unvested restricted stock not yet recognized was $101.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.2 years.

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

For the three months ended September 30, 2012 and 2011, the Company recorded $1,354 and $95, respectively, in selling, general and administrative expenses for PSU awards.  For the nine months ended September 30, 2012 and 2011, the Company recorded $1,754 and $95, respectively, in selling, general and administrative expenses for PSU awards.  The increase is primarily the result of the Company’s recent performance compared to a peer group and the Company’s higher share price.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (in thousands, except share data)
(Unaudited)

(9)	Stock Based Compensation (continued)

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2011	2,289,873	$6.67
Exercised	(13,750)	$4.84
Forfeited or expired	(16,850)	$10.08
Outstanding at March 31, 2012	2,259,273	$6.65
Exercised	(9,600)	$5.77
Forfeited or expired	(43,934)	$25.62
Outstanding at June 30, 2012	2,205,739	$6.28
Exercised	(183,292)	$5.18
Forfeited or expired	(61,248)	$23.07
Outstanding at September 30, 2012	1,961,199	$5.86
Exercisable at September 30, 2012	955,449	$6.30

The aggregate intrinsic value for all stock options exercised for the three and nine months ended September 30, 2012 was $1,283 and $1,333, respectively.  The aggregate intrinsic value for all stock options exercised for the three and nine months ended September 30, 2011 was negligible.  The aggregate intrinsic values for all stock options outstanding and exercisable as of September 30, 2012 were $11,713 and $5,384, respectively.

The following table is a summary of the Company’s nonvested stock options and restricted stock:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at December 31, 2011	1,167,751	$2.89	58,899	$5.54
Vested during period	(25,001)	$2.69	(29,449)	$5.54
Forfeited	(5,750)	$2.96	-	$-
Nonvested at March 31, 2012	1,137,000	$2.89	29,450	$5.54
Granted	-	$-	41,727	$6.71
Vested during period	(118,750)	$2.14	-	$-
Nonvested at June 30, 2012	1,018,250	$2.98	71,177	$6.23
Vested during period	(12,500)	$2.67	-	$-
Nonvested at September 30, 2012	1,005,750	$2.98	71,177	$6.23

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (in thousands, except share data)
(Unaudited)

(10)	Retirement Plans

Domestic Pension Plan

The components of net periodic benefit cost for the Company’s domestic plan (which was frozen in 2007) for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Components of net periodic benefit cost
Interest cost	$821	$865	$2,463	$2,595
Expected return on plan assets	(918)	(914)	(2,754)	(2,742)
Recognized actuarial loss	216	115	648	345
Amortization of prior service cost	15	109	45	327

Net periodic benefit cost	$134	$175	$402	$525

The Company’s Supplemental Executive Retirement Plan (which was frozen in 2007) is non-qualified and unfunded.  Net periodic benefit costs for the three months ended September 30, 2012 and 2011 were $55 and $66, respectively.  Net periodic benefit costs for the nine months ended September 30, 2012 and 2011 were $165 and $198, respectively.

The Company contributed $2,306 in cash to the domestic plan during the first nine months of 2012.  The Company does not expect to contribute any additional cash to the domestic plan for the remainder of the year.

International Pension Plan

The components of net periodic benefit cost for the Company’s international plan for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Components of net periodic benefit cost
Service cost	$165	$160	$495	$480
Interest cost	200	237	600	711
Recognized actuarial loss	50	28	150	84
Amortization of prior service benefit	(2)	(2)	(6)	(6)

Net periodic benefit cost	$413	$423	$1,239	$1,269

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

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of applicable sites.  These reserves were $6,451 and $7,786 at September 30, 2012 and December 31, 2011, respectively.  The decrease in the reserve includes payments of $1,822 partially offset by adjustments to reserves of $398 and the impact of currency translation of $89.  The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information become available.  Based upon available information and analysis, the Company's current reserve represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for current investigation fees where full investigation and remediation costs may not be estimable at the reporting date.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

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

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and a proposed remediation plan to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP subsequently rejected the remediation plan and requested additional investigative work at the site and that work is on-going.  The reserve was $838 at September 30, 2012, which was based on the initial remedial action plan.  The results of the additional investigative work may impact the remediation plan and costs.

Additionally, the Company has a reserve of $838 for the Cosan Carlstadt, New Jersey site based on the investigations completed to date and the proposed remediation plan submitted to the NJDEP for its approval. The NJDEP has subsequently required the Company to perform additional investigative work prior to approval of the remediation plan.  The results of this additional investigative work may impact the remediation plan and costs.  The NJDEP has advised the Company that the site is now placed in the NJDEP’s private oversight program.  Under the private oversight program, the Company has continued with the investigative plan in 2012.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey.  These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek site. The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement (“Agreement”) and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with the other PRPs in the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs.  As of September 30, 2012, the Company’s reserve was $288 to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is ongoing and at this time it is too early to predict the extent of additional liabilities.

Maybrook and Harriman Sites

The Company’s Nepera, Inc. subsidiary (“Nepera”) is named a PRP of the Maybrook site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986.  The USEPA also issued the Company a Notice of Potential Liability and the Company signed a consent decree to complete the Record of Decision (“ROD”) and has provided the USEPA with appropriate financial assurance to guarantee the obligation under the consent decree.  The PRPs began to implement a soil remedial action at this site in the third quarter of 2011 which is expected to be completed by the end of 2012.  The Company’s reserve for completing this project is $1,570.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 (in thousands, except share data)
(Unaudited)

(11)	Contingencies (continued)

Nepera, together with Pfizer as successor to Warner Lambert, is also named a responsible party for its former Harriman, New York production facility by the New York State Department of Environmental Conservation (“NYSDEC”).  A final ROD describing the Harriman site remediation responsibilities for Pfizer and the Company was issued in 1997 (the "1997 ROD") and implemented under a federal Consent Decree with NYSDEC.  Site clean-up work under the 1997 ROD is on-going and jointly performed by Pfizer and the Company, with NYSDEC oversight.  ELT Harriman, LLC ("ELT"), the current owner of the Harriman site, conducted other investigation and remediation activities under a separate NYSDEC directive.

In December 2010, the NYSDEC notified the Company, Pfizer, ELT and former owner Vertellus Specialties Holdings that NYSDEC intended to implement a site-wide re-characterization of the Harriman site under a single, new Administrative Consent Order.  This development may lead to increased liabilities for the Company, in which case, the Company intends to pursue available indemnities against other parties under contract and common law.  There are on-going discussions between the NYSDEC and all parties to try to resolve this matter.  To date, negotiations have been unsuccessful in fully resolving disputes as to which parties may be responsible for different remediation activities at the Harriman site.  As of September 30, 2012, the reserve recorded by the Company for the Harriman site was $300, which represents the Company’s best estimate to complete the 1997 ROD.

Scientific Chemical Processing (“SCP”) Superfund Site

Nepera was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, in the early 1980’s along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from Nepera.  The PRPs are in the process of implementing a final remedy at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). For over a decade, the remediation has been funded by de minimus settlements and by the insurers of the SCP Superfund site’s owners and operators.  However, due to an unexpected increase in remediation costs at the site and costs to contribute to the Berry’s Creek investigation, the PRP group has approved the assessment of an additional cash contribution by the PRP group.  While the Company continues to dispute the methodology used by the PRP group to arrive at its allocation for the cash contribution, the Company has paid the initial funding requests.  The Company does not currently maintain a reserve for the SCP Superfund site.  Costs associated with remediation at the site, and SCP’s current allocation of Berry’s Creek investigative costs are each expected to be communicated to the Company by SCP in the fourth quarter of 2012.

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

In 2003, Cambrex paid $12,415 to Mylan in exchange for a release and full indemnity against future costs or liabilities in related litigation brought by the purchasers of Lorazepam and Clorazepate, as well as potential future claims related to the ongoing matter.  Mylan has submitted a surety bond underwritten by a third-party insurance company in the amount of $66,632.  In the event of a final settlement or final judgment, Cambrex expects any payment required by the Company to be made by Mylan under the indemnity described above.

CAMBREX CORPORATION AND SUBSIDIARIES
(in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following significant events occurred during the third quarter of 2012:

●	Sales increased 2.8% on a reported basis compared to the third quarter of 2011. Sales, excluding currency impact, increased 6.9%.
●	Gross margins increased on a reported basis to 31.0% from 30.6% in the third quarter of 2011. Gross margins, excluding currency impact, increased to 33.0% in the third quarter of 2012.
●	Debt, net of cash, decreased $23,690 during the third quarter of 2012, which includes $11,391 in deferred revenue.

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

●
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

●
Sources of future taxable income. Future reversals of existing temporary differences are heavily-weighted sources of objectively verifiable evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and can be reasonably estimated; and

●
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

Results of Operations

Comparison of Third Quarter 2012 versus Third Quarter 2011

Gross sales in the third quarter of 2012 of $59,841 were $1,638 or 2.8% higher than the third quarter of 2011. Excluding a 4.1% unfavorable impact of foreign exchange compared to the third quarter of 2011, sales increased 6.9% as a result of higher volumes sold (9.8%) partially offset by lower pricing (-2.9%).  Custom development, where the company provides products and services related to its customers' clinical phase projects, and generic active pharmaceutical ingredients (“APIs”) were the main contributors to increased sales in the third quarter of 2012.

The following table reflects sales by geographic area for the third quarters of 2012 and 2011:

	Third quarter
	2012	2011

Europe	$35,176	$33,812
North America	19,061	18,902
Asia	3,437	2,832
Other	2,167	2,657
Total gross sales	$59,841	$58,203

Gross margins in the third quarter of 2012 increased to 31.0% from 30.6% in the third quarter of 2011.  Excluding an unfavorable impact from foreign currency, third quarter of 2012 margins increased to 33.0%.  Excluding the foreign currency impact, gross margins were positively impacted by favorable product mix and lower production costs partially offset by lower pricing.  Lower pricing eroded margins by approximately 1.9% in the third quarter of 2012.  Gross profit in the third quarter of 2012 was $18,531 compared to $17,829 in the same period last year.

Results of Operations (continued)

Comparison of Third Quarter 2012 versus Third Quarter 2011 (continued)

Selling, general and administrative (“SG&A”) expenses of $11,910 in the third quarter of 2012 increased compared to $9,818 in the third quarter of 2011.  The increase is primarily the result of higher expenses related to performance-based stock compensation, which increased as a result of the Company’s recent performance compared to a peer group and the Company’s higher share price, and accruals for higher annual incentive awards partially offset by favorable foreign exchange.  SG&A, as a percentage of gross sales, was 19.9% and 16.9% in the third quarters of 2012 and 2011, respectively.

Research and development (“R&D”) expenses of $2,347 were 3.9% of gross sales in the third quarter of 2012, compared to $2,615 or 4.5% of gross sales in the third quarter of 2011. The decrease is primarily related to a favorable impact from foreign currency and the increased absorption of R&D expenses into inventory as a result of increased custom development activity.

Operating profit in the third quarter of 2012 was $4,274 compared to $5,396 in the third quarter of 2011.  As described above, the decrease in operating profit is primarily due to an unfavorable impact of foreign currency, lower pricing and higher operating expenses, partially offset by higher sales volumes.

Net interest expense was $576 in the third quarter of 2012 compared to $564 in the third quarter of 2011.  Higher interest rates were offset by lower average debt.  The average interest rate on debt was 2.3% in the third quarter of 2012 versus 1.5% in the third quarter of 2011.  The increase in the interest rate in the third quarter of 2012 is mainly due to the Company’s interest rate swaps entered into in the first quarter of 2012 which fixed the interest rate on $60,000 of its variable rate debt.

Equity in losses of partially-owned affiliates of $630 and $497 in the third quarters of 2012 and 2011, respectively, primarily represents the Company’s portion of Zenara’s loss.  These amounts include amortization expense of $234 and $283, for the third quarters of 2012 and 2011, respectively.

The tax provision from continuing operations in the third quarter of 2012 was $975 compared to $1,227 in the third quarter of 2011.  The effective tax rate in the third quarter of 2012 was 32.5% compared to 28.4% in the third quarter of 2011.  The effective tax rate was higher in the third quarter of 2012 as compared to the same period last year due to an increase in uncertain tax positions partially offset by an increase in profitability in the U.S. where the Company is able to utilize fully-valued tax attributes to offset domestic tax expense.

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued two formal assessments against the subsidiary.  In 2010, the Company filed appeals to litigate the matter.  The first court date related to this matter was held in 2011, after which the court issued its ruling in favor of the Company.  However, this ruling has been appealed by the tax authorities and only applies to the smaller of the two assessments.   The first court date for the larger of the two assessments was held in late September 2012, and the Company expects to receive the court’s ruling in the fourth quarter of 2012.  In the third quarter of 2012 the Company increased its reserve for unrecognized tax benefits by $567, including $143 of foreign currency translation, primarily due to a change in the potential penalties that could be levied against the Company.

The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may be appealed, and as such the final date of resolution and outcome of this matter are uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $5,800, including penalties and interest.  If the court rules against the Company in subsequent court proceedings, a payment for a substantial portion of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

Results of Operations (continued)

Comparison of Third Quarter 2012 versus Third Quarter 2011 (continued)

Income from continuing operations in the third quarter of 2012 was $2,021, or $0.07 per diluted share, versus $3,094, or $0.10 per diluted share in the same period a year ago.

Comparison of First Nine Months of 2012 versus First Nine Months of 2011

Gross sales in the first nine months of 2012 of $207,542 were $20,201 or 10.8% higher than the first nine months of 2011. Excluding a 4.0% unfavorable impact of foreign exchange compared to the first nine months of 2011, sales increased 14.8% as a result of higher volumes sold (17.0%) partially offset by lower pricing (-2.2%).  Controlled substances, generic APIs, products utilizing the Company’s drug delivery technology and custom development were the main contributors to increased sales in the first nine months of 2012.

The following table reflects sales by geographic area for the first nine months of 2012 and 2011:

	First nine months
	2012	2011

Europe	$109,715	$111,219
North America	82,870	59,370
Asia	8,384	8,641
Other	6,573	8,111
Total gross sales	$207,542	$187,341

Gross margins in the first nine months of 2012 increased to 33.4% from 29.0% in the first nine months of 2011.  Excluding a favorable impact from foreign currency, margins in the first nine months of 2012 increased to 33.2%.  Excluding foreign currency, gross margins were positively impacted by increased plant efficiencies resulting from higher production volumes, and favorable product mix.  Lower pricing eroded margins by approximately 1.4%.  Gross profit in the first nine months of 2012 was $69,404 compared to $54,341 in the same period last year.

SG&A expenses of $33,829 in the first nine months of 2012 increased compared to $28,097 in the first nine months of 2011.  The increase is primarily the result of accruals for higher annual incentive awards and higher expenses related to performance-based stock compensation, which increased as a result of the Company’s recent performance compared to a peer group and the Company’s higher share price.  Medical expenses were slightly higher in the first nine months of 2012 as compared to the same period last year.  SG&A, as a percentage of gross sales, was 16.3% and 15.0% in the first nine months of 2012 and 2011, respectively.

R&D expenses of $7,297 were 3.5% of gross sales in the first nine months of 2012, compared to $8,247 or 4.4% of gross sales in the first nine months of 2011.  The decrease is primarily related to increased absorption of R&D expenses into inventory as a result of increased custom development activity and a favorable impact from foreign currency.

Results of Operations (continued)

Comparison of First Nine Months of 2012 versus First Nine Months of 2011 (continued)

Operating profit in the first nine months of 2012 was $28,278 compared to $17,997 in the first nine months of 2011.  As described above, increased profits, primarily driven by higher sales volumes, were partially offset by lower pricing and higher operating expenses.

Net interest expense was $1,905 in the first nine months of 2012 compared to $1,742 in the first nine months of 2011.  Higher interest expense was driven by higher interest rates partially offset by lower average debt.  The average interest rate on debt was 2.2% in the first nine months of 2012 versus 1.5% in the first nine months of 2011.  The increase in the interest rate is mainly due to the Company’s interest rate swaps entered into in the first quarter of 2012 which fixed the interest rate on $60,000 of its variable rate debt.

Equity in losses of partially-owned affiliates of $1,221 in the first nine months of 2012 represents the Company’s portion of Zenara’s loss of $1,466 and income of $245 related to an investment in a European joint venture.  Equity in losses of partially-owned affiliates of $1,164 in the first nine months of 2011 represents the Company’s portion of Zenara’s loss. Zenara’s losses include amortization expense of $728 and $853, for the first nine months of 2012 and 2011, respectively.

The tax provision from continuing operations in the first nine months of 2012 was $6,069 compared to $4,656 in the first nine months of 2011.  The effective tax rate in the first nine months of 2012 was 24.2% compared to 30.3% in the first nine months of 2011.  The effective tax rate improved during the first nine months of 2012 as compared to the same period last year due to an increase in profitability in the U.S. where the Company is able to utilize fully-valued tax attributes to offset domestic tax expense partially offset by an increase in uncertain tax positions.

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued two formal assessments against the subsidiary.  In 2010, the Company filed appeals to litigate the matter.  The first court date related to this matter was held in 2011, after which the court issued its ruling in favor of the Company.  However, this ruling has been appealed by the tax authorities and only applies to the smaller of the two assessments.   The first court date for the larger of the two assessments was held in late September 2012, and the Company expects to receive the court’s ruling in the fourth quarter of 2012.  In the first nine months of 2012 the Company increased its reserve for unrecognized tax benefits by $511 primarily due to a change in the potential penalties that could be levied against the Company.

The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may be appealed, and as such the final date of resolution and outcome of this matter are uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $5,800, including penalties and interest.  If the court rules against the Company in subsequent court proceedings, a payment for a substantial portion of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

Income from continuing operations in the first nine months of 2012 was $18,987, or $0.63 per diluted share, versus $10,706, or $0.36 per diluted share in the same period a year ago.

Results of Operations (continued)

Liquidity and Capital Resources

During the first nine months of 2012, cash provided by operations was $40,342 versus $26,910 in the same period a year ago.  The increase in cash flows provided by operations in the first nine months of 2012 compared to the first nine months of 2011 was largely due to higher deferred revenue of $11,541, higher net income and lower pension contributions in the first nine months of 2012 partially offset by higher accounts receivable, increased inventory production and higher environmental remediation payments related to discontinued operations.

Cash flows in the first nine months of 2012 related to capital expenditures were $9,062 compared to $9,376 in 2011.  The majority of the funds in 2012 and 2011 were used for capital improvements to existing facilities and to increase production capacity.

Cash flows used in financing activities in the first nine months of 2012 were $28,949 compared to $17,202 in the same period a year ago.  The cash outflows in 2012 were used to pay down the Company’s credit facility.

As a result of the items described above and the impact of foreign currency, cash and cash equivalents increased $1,596 in the first nine months of 2012.

As previously disclosed, the Company signed a contract with a customer that included approximately $11,000 in advance payments that are recorded on the balance sheet as “Deferred revenue” at September 30, 2012.  The Company also increased its estimated range of capital expenditures for 2012 to between $27,000 and $30,000, primarily as a result of this new project.

In November 2011, the Company entered into a $250,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”), which expires in November 2016.  The Company pays interest on this Credit Facility at LIBOR plus 1.75% - 2.50% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios.

The Company was in compliance with all financial covenants at September 30, 2012.

In March 2012, the Company entered into an interest rate swap with a notional value of $60,000, at a fixed rate of 0.92%, maturing in September 2015.  The Company’s strategy has been to cover a portion of its outstanding floating rate debt with fixed interest rate protection.  At September 30, 2012 the Company had floating rate debt of $68,000, of which $60,000 is fixed by an interest rate swap.

The Company believes that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company for the foreseeable future, but no assurances can be given that this will continue to be the case.

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

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2012.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first nine months of 2012.  For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011.

Item 6.	Exhibits

Exhibit 31.1*	Section 302 Certification Statement of the Chief Executive Officer.

Exhibit 31.2*	Section 302 Certification Statement of the Chief Financial Officer.

Exhibit 32**	Section 906 Certification Statements of the Chief Executive Officer Chief Financial Officer.

Exhibit 101.INS***	XBRL Instance Document

Exhibit 101.SCH***	XBRL Taxonomy Extension Schema

Exhibit 101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF***	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB***	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
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

Dated: November 5, 2012