Form 10-K
period 2012-12-31
CAMBREX CORP
filed 2013-02-07
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒.   No ☐.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $273,334,679 as of June 30, 2012.

As of January 31, 2013, there were 29,938,601 shares outstanding of the registrant's Common Stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2013 Annual Meeting are incorporated by reference into Part III of this Report.

CAMBREX CORPORATION AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2012

(dollars in thousands, except per share data)

Index

Forward-Looking Statements

This document contains and incorporates by reference forward-looking statements including statements regarding expected performance, especially the Company’s estimate relating to the amount and timing of required capital expenditures under its new large Phase III supply agreement, the Company’s belief that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company, as well as other statements relating to expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, the outcome of pending litigation (including environmental proceedings and remediation investigations) and related estimates of potential liability, acquisitions, divestitures, collaborations or other expansion opportunities.  These statements may be identified by the fact that they use words such as “may,” “will,” “could,” “should,” “would,”  “expect,” “anticipate,” “intend,” “estimate,” “believe” or similar expressions.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations.  The factors described in Item 1A of Part I of this Annual Report on Form 10-K captioned “Risk Factors,” or otherwise described in the Company’s filings with the Securities and Exchange Commission, as well as any cautionary language in this Annual Report on Form 10-K, provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including, but not limited to, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation disclosed in the Company’s public filings, changes in foreign exchange rates, uncollectible receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, and the Company’s ability to receive regulatory approvals for its products, as well as risks relating to the Company’s new large Phase III supply agreement including that the Company will expend significant resources to expand its manufacturing facilities without any assurance that the new agreement will generate any revenue beyond that would be earned under termination provisions within the agreement, that the customer’s product candidate will be successful in Phase III trials or obtain the necessary regulatory approvals to commercialize the product candidate, that the customer’s Phase III program will not be terminated early, that anticipated quantities will not be meaningfully reduced, that the planned Phase III and pre-launch activities will proceed on the timeline anticipated, if at all, that the Company’s expansion will proceed on the anticipated timeline without disruption to existing customers or our new customer and without disruption to the Company’s and its customers’ ability to meet key product delivery milestones.

The forward-looking statements are based on the beliefs and assumptions of Company management and the information available to Company management as of the date of this report.  The Company cautions investors not to place significant reliance on expectations regarding future results, levels of activity, performance, achievements or other forward-looking statements.  The information contained in this Annual Report on Form 10-K is provided by the Company as of the date hereof, and, unless required by law, the Company does not undertake and specifically disclaims any obligation to update these forward-looking statements contained in this Annual Report on Form 10-K as a result of new information, future events or otherwise.

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

(dollars in thousands, except per share data)

Index

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

New drugs are typically patented.  When the patent expires, the drug may be manufactured and marketed in its generic form.  Growth in the generic drug market is driven by the continuing stream of drug patents that will expire in the future and favorable market forces that encourage the use of generic pharmaceuticals as a more cost effective health care alternative to higher-priced branded drugs.  In the United States, and many countries in Europe, governments and prescription benefit management companies provide incentives for generic substitution to reduce costs.  Cambrex manufactures over 70 generic APIs, typically in relatively small quantities for use in niche therapeutics.

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

Competitors from developing markets have increased their capabilities in drug substance manufacturing and finished dosage form drugs in recent years.  While overall global demand has been lifted by the rapid growth in certain developing markets, the presence of competitors within these markets, who have lower cost structures, have resulted in downward pricing pressure throughout the pharmaceutical supply chain, and especially on generic APIs and certain development services for clinical phase products.  Pricing pressures, due to developing market competitors, on later stage clinical projects and supply arrangements for patented products has been limited to date, although these pressures may increase as developing markets become more acceptable as suppliers to larger pharmaceutical companies.  The Company owns a 51% equity stake in Zenara, a Hyderabad, India based pharmaceutical company focused on the formulation of final dosage form products.  Cambrex also sources R&D services, raw materials and certain intermediates from developing market companies and will continue to do so.  The Company will also continue to assess additional opportunities to invest in, or partner with, companies with capabilities in these geographies.

Development of the Business

The discussion below provides insight into the general development of the Company’s business, including recent acquisitions and dispositions of assets.

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

(dollars in thousands, except per share data)

Index

The Company’s business is primarily comprised of the custom development and manufacture of pharmaceutical ingredients derived from organic chemistry.  Products and services are supplied globally to innovator and generic drug companies.  Products include APIs, pharmaceutical intermediates and, to a lesser extent, other fine chemicals.  The Company’s acquisition of a 51% equity stake in Zenara also gives the Company the additional capability of producing final dosage form products and establishes it as one of the leading global suppliers to the NRT market.

The Company’s products and services are sold to a diverse group of several hundred customers, with one customer, Gyma Laboratories of America, Inc. (“Gyma”), a distributor representing multiple customers, accounting for 12.5% of 2012 consolidated sales.  The Company’s products are sold through a combination of direct sales and independent agents.  One API, sold to multiple customers, accounted for 11.9% of 2012 consolidated sales.  The Company currently has a supply agreement related to this API that accounted for 6.0% of 2012 consolidated sales and a supply agreement for another API that accounted for 8.0% of 2012 consolidated sales, both of which are scheduled to expire on December 31, 2013.  The Company intends to seek to renegotiate new or extended agreements prior to expiration, but there is no guarantee that these contracts will be renewed or extended.

The following table shows gross sales to geographic area:

	2012	2011	2010

Europe	$150,678	$156,814	$127,009
North America	105,439	75,979	78,497
Asia	12,827	10,448	12,554
Other	8,987	11,234	8,376
Total	$277,931	$254,475	$226,436

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

Raw Materials

The Company uses a wide array of raw materials in its businesses.  For its products, the Company generally will attempt to have a primary and secondary supplier for its critical raw materials.  Prices for these raw materials are generally stable, except for the petroleum-based solvents and certain other commodity materials, where prices can vary with market conditions.

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

The Company spent $9,544, $11,037 and $10,305 in 2012, 2011 and 2010, respectively, on R&D efforts.

(dollars in thousands, except per share data)

Index

Patents and Trademarks

The Company has patent protection covering certain products, processes and services.  In addition, the Company also relies on know-how and trade secrets (related to many of its manufacturing processes and techniques not generally known to other companies) for developing and maintaining its market position.  The Company currently owns 15 issued patents and has 26 patent applications pending in the United States and owns 159 patents and has 97 patent applications pending in foreign countries covering various technologies.  The Company seeks to protect its proprietary technology and prepares new patent applications as decisions are made to patent new inventions.

The patent rights the Company considers most significant to its business are U.S. Patent Nos. 6,828,336 and 6,586,449 and 26 foreign counterparts which relate to its nicotine polacrilex resin products and methods of manufacturing, and expire on May 28, 2022.

The Company's products and services are sold around the world under trademarks that are owned by the Company.  This includes Profarmaco, which is registered around the world as a word and design mark.  Rights in this trademark will exist at least as long as the Company or its majority owned subsidiaries continue to use the trademark.

The Company has entered into a worldwide perpetual license agreement with Celgene Corporation and Celgro Corporation that gives the Company the exclusive rights to certain intellectual property, including know-how and technology, relating to the development and manufacture of chirally pure bulk APIs.  This intellectual property is related to 5-MAT and amphetamine salts currently sold by the Company.  Under the terms of this agreement, the Company pays no royalties or fees related to its use of this intellectual property.

Competition

The Company has over 25 primary API and advanced intermediate competitors throughout Western Europe and the United States and many more competitors within various segments of the markets the Company serves, including a growing number of competitors in Asia, Eastern Europe and other low-cost areas.  The Company believes that low cost providers have had the impact of driving prices down for many products and services for which the Company competes to provide, and the Company anticipates that it will face increased competition from these providers in the future.  It is expected that regulatory compliance, product quality, pricing, and logistics will determine the extent of the long term impact of these competitors in the primary markets that the Company serves.  If the Company perceives significant competitive risk and a need for technical or financial commitment, it generally attempts to negotiate long term contracts or guarantees from its customers.

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

Prevailing legislation tends to hold companies primarily responsible for the proper disposal of its waste even after transfer to third party waste disposal facilities.  Other future developments, such as increasingly strict environmental, safety and health laws and regulations, and enforcement policies, could result in substantial costs and liabilities to the Company and could subject the Company's handling, manufacture, use, reuse or disposal of substances or pollutants at its plants to more rigorous scrutiny than at present.

Known environmental matters that may result in liabilities to the Company and the related estimates and accruals are summarized in Note 19 to the Company’s consolidated financial statements.

(dollars in thousands, except per share data)

Index

Present and Future Environmental Expenditures:  The Company’s policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations.  The Company believes it is in compliance with such requirements and has adequate professional staff and systems in place to remain in compliance.  In some cases, compliance can only be achieved by capital expenditures, and the Company made capital expenditures of $3,757, $3,088 and $2,321 in 2012, 2011 and 2010, respectively, for environmental projects.  As the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related expenditures may increase.  The Company considers costs for environmental compliance to be a normal cost of doing business and includes such costs in pricing decisions.

Employees

At December 31, 2012, the Company had 891 employees worldwide (627 of whom were from international operations) compared with 833 employees at December 31, 2011 and 829 at December 31, 2010.

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

Export and International Sales

The Company exports numerous products to various areas, principally Western Europe and Asia.  Export sales from the Company’s domestic operations in 2012, 2011 and 2010 amounted to $32,872, $31,605 and $18,529, respectively.  Sales from international operations were $168,202, $171,068, and $155,073 in 2012, 2011 and 2010, respectively.  Refer to Note 17 to the Company’s consolidated financial statements.

Additional Information

Cambrex Corporation was incorporated as a Delaware corporation in 1981.  The Company’s principal office is located at One Meadowlands Plaza, East Rutherford, NJ 07073 and its telephone number is (201) 804-3000.

This Annual Report on Form 10-K, the Company’s Quarterly Reports on Form 10-Q, the Company’s Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Company’s Internet website www.cambrex.com  as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  The most recent certifications by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Annual Report on Form 10-K.  The Company also files with the New York Stock Exchange (“NYSE”) the Annual Chief Executive Officer Certification as required by Section 303A.12.(a) of the NYSE Listed Company Manual.

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

(dollars in thousands, except per share data)

Index

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

Gyma, a distributor representing multiple customers, accounted for 12.5% of sales during 2012 and an additional 14% of sales were derived from two contracts scheduled to expire at the end of 2013.  In addition, one API, sold to multiple customers, accounted for 11.9% of sales in 2012 and included one customer representing 6.0% of 2012 sales that is covered under a contract expiring at the end of 2013.  The Company has also observed increasing pressure on the part of its customers to reduce costs, including the use of its services and products, as a result of macro-economic trends and various market dynamics specifically affecting the pharmaceuticals industry.  Should one or more of the Company’s customers renegotiate on terms more favorable to them, or discontinue or decrease their usage of the Company’s services and products, the loss could have a material adverse effect on the Company’s financial position, results of operations and cash flow.

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

Many of Cambrex’s contracts with its customers are short term in duration.  As a result, the Company must continually replace its contracts with new contracts, which subjects the Company to potentially significant pricing pressures. In the event the Company is unable to replace these contracts timely or at all, or is forced to accept terms, including pricing terms, less favorable to the Company, the Company’s revenue may not be able to be sustained or may decline.  In addition, certain of the Company’s long-term contracts may be cancelled or delayed by clients for any reason upon notice.  Multiple cancellations, non-renewals, or renewals on less favorable terms to the Company of significant contracts could materially impact the Company’s business.  The Company currently has two supply agreements that account for approximately 14.0% of 2012 consolidated sales that are scheduled to expire on December 31, 2013.  While the Company intends to seek to renegotiate new or extended agreements prior to expiration, if these contracts cannot be renewed or extended on terms acceptable to the Company or at all, the Company’s business, results of operation and financial condition could be materially adversely affected.

(dollars in thousands, except per share data)

Index

Failure to obtain products and raw materials from third-party manufacturers could affect the Company’s ability to manufacture and deliver its products.

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

Failure to obtain sufficient quota from the Drug Enforcement Administration ("DEA") could affect the Company’s ability to manufacture and deliver its products.

The starting materials used in several of the Company's products and many of the Company's finished products are controlled substances and are regulated by the DEA. Consequently, their manufacture, shipment (including import and export), storage, sale and use are subject to a high degree of regulation.  In particular, the DEA limits the manufacturing and distribution of the starting materials and APIs manufactured by the Company and it must apply for quota annually to obtain and manufacture these substances.  As a result of these limitations, the Company may not be able to meet commercial demand for these substances, which could harm its relationship with customers and its reputation. If the Company’s DEA registration were revoked or suspended, or if any of the Company’s quota applications were rejected, the Company could no longer lawfully possess, manufacture or distribute controlled substances, which could have a material adverse effect on the Company’s business.

Disruptions to the Company’s or its customers’ manufacturing operations or supply chain could adversely affect its results.

Due to heavy reliance on manufacturing and related operations to produce and distribute the products the Company sells, the Company could be adversely affected by disruptions to these operations or its customers’ operations.  The Company and its suppliers and customers operate in a highly regulated industry.  Any violation of applicable regulations, failure to meet applicable manufacturing standards, or other actions by regulatory agencies, including, but not limited to, plant shutdowns, the removal of a product from the market, or product recalls that eliminate or reduce the Company’s and its customer’s sales of products or services could negatively impact the Company’s business.  In addition, a number of factors could cause production interruptions at the Company’s facilities, including equipment malfunctions, disruptions in the supply chain, facility contamination, labor problems, raw material shortages or contamination, natural disasters, disruption in utility services, fire, terrorist activities, human error or disruptions in the operations of the Company’s suppliers. Any significant disruption to those operations for these or any other reasons could adversely affect the Company’s sales and customer relationships. Any sustained reduction in the Company’s ability to provide products would negatively impact its sales growth expectations, cash flows and profitability.

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

It is the Company’s policy to record appropriate liabilities for environmental matters where remedial efforts are probable and the costs can be reasonably estimated.  Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work.  Environmental matters often span several years and frequently involve regulatory oversight or adjudication.  Additionally, many remediation requirements are fluid and are likely to be affected by future technological, site and regulatory developments.  Each of these matters is subject to various uncertainties, and it is possible that some of these liabilities will be significantly higher than the Company has estimated.

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

The Company also indemnifies its officers and directors for certain events or occurrences while the officer or director was serving at the Company’s request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.  Although the Company has a director and officer insurance policy that covers a portion of any potential exposure, the Company could be materially and adversely affected if it were required to pay damages or incur legal costs in connection with a claim above its insurance limits.

Any claims beyond the Company’s insurance coverage limits, or that are otherwise not covered by the Company’s insurance, may result in substantial costs and a reduction in its available capital resources.

The Company maintains property insurance, employer’s liability insurance, product liability insurance, general liability insurance, business interruption insurance, and directors and officers liability insurance, among others.  Although the Company maintains what it believes to be adequate insurance coverage, potential claims may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could cause an adverse effect on the Company’s business, financial condition and results from operations.  In addition, in the future the Company may not be able to obtain adequate insurance coverage or the Company may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage.

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

In particular, as previously announced, the Company intends to expand its large-scale manufacturing capacity to support expected growth in the business and an agreement signed during 2012 to provide Phase III and commercial launch batches for a customer. There can be no assurance that this supply agreement will generate any revenue beyond what would be earned under termination provisions within the agreement. In addition, the customer's product candidate may not be succesful in Phase III trials and may not obtain the necessary regulatory approvals to commercialize its product candidate. The customer's Phase III program may be terminated early or may not proceed on the timeline anticipated. Anticipated quantities under the agreement may be meaningfully reduced. If the supply agreement does not generate the revenues that the Company expects, the Company may have excess large-scale manufacturing capacity due to the expansion it intends to undertake, which could adversely affect the Company's results of operations. Moreover, the Company's expansion may not proceed on the anticipated timeline, which could disrupt supply to existing customers or disrupt the Company's or its customers' ability to meet key product delivery milestones. Such a disruption could damage the Company's relationship with customers and adversely affect the Company's results of operations.

Global growth is subject to a number of economic risks.

The tightening of credit in financial markets in recent years adversely affects the ability of the Company’s customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for its products and services as well as impact the ability of the Company’s customers to make payments. The Company believes that cash flows from operations, along with funds available from a revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company, but if this does not continue to be the case the Company’s business may be materially adversely affected.  There is a risk that the funds available to be drawn under the Company’s revolving line of credit may not be available in the event of the failure of one or more participant banks.  Significant movements in the rate of exchange between the U.S. dollar and certain currencies, primarily the Euro and Swedish krona, may also adversely affect the Company’s results.

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

(dollars in thousands, except per share data)

Index

In addition, if the Company makes one or more significant acquisitions in which the consideration includes equity shares or other securities or additional capital is raised through one or more equity financings, equity interests in Cambrex may be significantly diluted and may result in a dilution of earnings per share. If the Company makes one or more significant acquisitions in which the consideration includes cash, it may be required to use a substantial portion of its available cash or incur a significant amount of debt or otherwise arrange additional funds to complete the acquisition, which may result in reduced liquidity, a decrease in its net income and a consequential reduction in its earnings per share.

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

To the extent Zenara has significant EBITDA during the period covered by the Company’s contractual buyout formula, substantial consideration will be required to purchase the remaining 49%.  A large cash payment could require borrowing under the Company’s credit facility. Additionally, the uncertainty regarding the amount of consideration required for the 2016 buyout of the 49% may impact the Company’s future borrowing ability, result in higher interest expense, or possibly result in difficulty securing any credit arrangements in the future.  Additionally, issuance of any stock to satisfy a portion of this obligation could have a dilutive effect on holders of Cambrex common stock.  In the event that Cambrex is unable to compensate the 49% equity holder for its shares in 2016, the 49% shareholder has certain rights, including the right to force a sale of Zenara to a third party to secure their payment.

Zenara is currently not profitable, and there is no guarantee that it will be in the future.  Should Zenara not meet its goals or continue to generate losses, it could negatively impact the Company’s consolidated results, cash flows and stock price.

The Company has a significant amount of debt.

The Company has a $250,000 revolving credit facility of which $64,000 was outstanding at December 31, 2012.  This facility expires in November 2016.  If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the credit facility, it will be in default.  This current debt arrangement requires the Company to comply with specified financial ratios. The Company’s ability to comply with these ratios may be affected by events beyond its control.

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

The Company has significant funds held in bank deposits, money market funds and other accounts at certain financial institutions.  A significant portion of the funds held in these accounts exceed insurable limits.  In the normal course of business, the Company maintains cash balances with European Union banks ranging from $5,000 - $15,000. The Company routinely monitors the risks associated with these institutions and diversifies its exposure by maintaining smaller balances with multiple financial institutions.  If any of the financial institutions where the Company has deposited funds were to fail, the Company may lose some or all of its deposited funds. Such a loss could have a material and adverse effect on the Company’s liquidity, business, financial condition, results of operations and cash flows.

(dollars in thousands, except per share data)

Index

The Company has significant inventories on hand.

The Company maintains significant inventories and has an allowance for slow-moving and obsolete inventory. Any significant unanticipated changes in future product demand or market conditions, including obsolescence or the uncertainty in the global market, could also have an impact on the value of inventory and adversely impact the Company’s results of operations.

International unrest or foreign currency fluctuations could adversely affect the Company’s results.

The Company’s international revenues, which include revenues from its non-U.S. subsidiaries and export sales from the U.S., represent the majority of its product revenues.

There are a number of risks arising from the Company’s international business, including:

•	the possibility that nations or groups could boycott its products;

•	general economic decline or political unrest in the markets in which it operates;

•	less protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	the difficulties and expenses of compliance with a wide variety of foreign laws and regulations;

•	longer accounts receivable cycles in certain foreign countries;

•	import and export licensing requirements; and

•	government sanctions may reduce or eliminate the Company’s ability to sell its products in certain countries.

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

(dollars in thousands, except per share data)

Index

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

The Company could be subject to impairment charges in the future.

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

(dollars in thousands, except per share data)

Index

The Company accounts for its investment in Zenara using the equity method of accounting and, as a result, the Company records its share of Zenara's net income or loss on the Company’s income statement.  The Company does not separately test an investee’s underlying assets for impairment but will recognize its share of any impairment charge recorded by an investee in earnings and consider the effect of the impairment on its investment.  Additional losses at Zenara may require the Company to evaluate the carrying value of its investment. A conclusion by the Company that additional losses at Zenara are other than temporary could result in a material non-cash impairment charge to earnings.

Assessments by various tax authorities may be materially different than the Company has provided for and it may experience significant volatility in its annual and quarterly effective tax rate.

As a matter of course, the Company is regularly audited by federal, state, and foreign tax authorities.  From time to time, these audits result in proposed assessments.  In recent years, the Company utilized significant tax attributes in the form of foreign tax credits and U.S. net operating loss (“NOL”) carryforwards to eliminate potential tax expense related to the repatriation of funds into the U.S., particularly from the sale of the businesses that comprised the Bioproducts and Biopharma segments in 2007.  While the Company believes that it has adequately provided for any taxes related to these items, and taxes related to all other aspects of its business, any such assessments or future settlements may be materially different than it has provided.  Refer to Note 9 to the Company’s consolidated financial statements for a discussion of the Company’s income taxes.

The Company has deferred tax assets that it may not be able to use under certain circumstances.

If the company is unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual tax rates or the time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase its valuation allowances against its deferred tax assets resulting in an increase in its effective tax rate and an adverse impact on future operating results.

Low investment performance by the Company’s defined benefit pension plan assets may increase the Company’s pension expense, and may require the Company to fund a larger portion of its pension obligations, thus, diverting funds from other potential uses.

The Company sponsors a defined benefit pension plan that covers certain eligible employees. The Company’s pension expense and required contributions to the pension plan are directly affected by changes in interest rates, the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets, and the actuarial assumptions used to measure the defined benefit pension plan obligations.  If plan assets perform below the assumed rate of return used to determine pension expense, future pension expense will increase. Recently, the Company’s pension plan investment portfolio has incurred greater volatility.  The proportion of pension assets to liabilities, which is called the funded status, determines the level of contribution to the plan that is required by law. In recent years, the Company has funded the plan in amounts as required, but changes in the plan’s funded status related to the value of assets or liabilities could increase the amount required to be funded. The Company cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase the Company’s pension funding obligations, diverting funds from other potential uses.

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

The manufacturing of pharmaceutical products is subject to extensive regulation by governmental authorities, including the FDA, the European Medicines Agency (“EMA”) and comparable regulatory authorities in other countries.  The Company’s business, as well as its customers’ business depends in part on strict government regulation of the drug development process.  Legislation may be introduced and enacted to modify regulations administered by the FDA or EMA and governing the drug approval process.  Any significant reduction in the scope of regulatory requirements or the introduction of simplified drug approval procedures could have a material adverse effect on the Company’s business.

Failure to comply with current Good Manufacturing Practices (“cGMP”) and other government regulations or delays in obtaining regulatory approval could have a material adverse effect on the Company.

All facilities and manufacturing techniques used for manufacturing products for clinical use or for commercial sale in the U.S. must be operated in conformity with cGMP regulations as required by the FDA and other comparable regulatory authorities in other countries, and for certain products, the DEA.  The Company’s facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products.  A finding that the Company had materially violated these requirements could result in regulatory sanctions including, but not limited to, the regulatory agencies withholding approval of new drug applications or supplements and the denial of entry into the U.S.,  or other countries, of products manufactured at non-compliant facilities, the loss of a customer contract, the disqualification of data for client submissions to regulatory authorities and a mandated closing of the Company’s facilities.  Any such violations would have a material adverse effect on the Company’s business.  Cambrex’s customers are typically subject to the same, or similar regulations and any such violations or other actions by regulatory agencies, including, but not limited to, plant shutdowns or product recalls that eliminate or reduce the Company’s sale of its products or services could negatively impact the Company’s business.  In addition, the submission of new products to regulatory authorities for approval by the Company or its customers does not guarantee the approval to market the product will be granted.  Each authority may impose its own requirements or delay or refuse to grant approval to the Company or customer even when the product has already been approved in another country.

The overall level of late-stage clinical phase projects could decline and the outsourcing trends may decline, either of which could slow the Company’s growth.

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

(dollars in thousands, except per share data)

Index

Item 1B	Unresolved Staff Comments.

None.

Item 2	Properties.

Set forth below is information relating to manufacturing facilities owned by the Company as of December 31, 2012:

Location	Acreage	Operating Subsidiary	Primary Product Lines Manufactured

Charles City, Iowa	57 acres	Cambrex	APIs and Pharmaceutical Intermediates
Charles City, Inc.

Karlskoga, Sweden	42 acres	Cambrex	APIs, Pharmaceutical Intermediates
		Karlskoga AB	and Other Fine Chemicals

Paullo (Milan), Italy	13 acres	Cambrex	APIs and Pharmaceutical Intermediates
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

The Company’s common stock, $.10 par value, is listed on the NYSE under the symbol CBM.  The following table sets forth the closing high and low sales price of the common stock as reported on the NYSE:

2012	High	Low

First Quarter	$8.32	$6.53
Second Quarter	9.41	5.98
Third Quarter	13.01	9.01
Fourth Quarter	13.96	9.34

2011	High	Low

First Quarter	$5.95	$4.42
Second Quarter	5.50	4.03
Third Quarter	5.49	4.19
Fourth Quarter	7.61	4.57

As of January 31, 2013, the Company estimates that there were approximately 5,339 beneficial holders of the outstanding common stock of the Company.

The Company does not anticipate paying cash dividends in the foreseeable future.

2012 Equity Compensation Table

The following table provides information as of December 31, 2012 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

	Column (a)	Column (b)	Column (c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,091,789	$7.01	439,608
Equity compensation plans not approved by security holders	172,610	$7.24	-
Total	2,264,399	$7.02	439,608

The material features of the equity compensation plan under which equity securities are authorized for issuance that was adopted without stockholder approval are described below:

(dollars in thousands, except per share data)

Index

2000 Employee Performance Stock Option Plan

The 2000 Employee Stock Option Plan (the “2000 Plan”) was used to fund awards for Non-Executive Employees of the Company.  The 2000 Plan is administered by the Compensation Committee of the Board of Directors, and that Committee may delegate responsibilities to others to assist in administering the 2000 Plan.  The total number of shares of common stock, which may be issued on exercise of stock options shall not exceed 500,000 shares, subject to adjustment in accordance with the 2000 Plan.  No participant shall be granted options to purchase more than 100,000 shares of common stock in any twelve month period.  The options were priced at fair market value on the date of grant and expire up to 10 years after the date of grant.  If the employment of a participant terminates, other than as a result of death, disability or retirement, all unexercised awards shall be cancelled.  In the event of death, disability or retirement, the options will expire one year from the date of the event.  As of December 31, 2012 there were no shares remaining for future issuance under this plan.

Comparison of Five-Year Cumulative Total Returns

The comparative stock performance graph below compares the five-year cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2007, to the close of the last trading day of 2012, in each of (i) Cambrex common stock, (ii) the S&P 500 Index and (iii) an index of the Company’s peer group. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

The Company’s commercial activities are focused on manufacturing and marketing to customers concentrated in the Life Sciences Industry (including pharmaceutical chemicals and intermediates).  Although the Company’s products are diverse, the Company believes that an index of its peer group based on its GICS code is a reasonable comparison group for the commercial activities on which it currently focuses.  The peer group is for S&P GICS code 352030, Life Sciences Tools & Services, and is comprised of 65 companies as of December 31, 2012.

(dollars in thousands, except per share data)

Index

Item 6	Selected Financial Data.

The following selected consolidated financial data of the Company for each of the five years in the period through December 31, 2012 are derived from the audited financial statements.  The consolidated financial statements of the Company as of December 31, 2012 and 2011 and for each of the years in the three year period ended December 31, 2012 and the reports of the independent registered public accounting firm are included elsewhere in this annual report.  The data presented below should be read in conjunction with the financial statements of the Company, the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere.

	Years Ended December 31,
	2012(1)	2011(2)	2010(3)	2009(4)	2008(5)
INCOME DATA:
Gross sales	$277,931	$254,475	$226,436	$236,277	$249,618
Net revenues	276,501	255,653	226,992	234,550	249,228
Gross profit	90,487	74,084	66,866	70,278	73,743
Selling, general and administrative expenses	45,248	39,227	34,024	35,711	40,521
Research and development expenses	9,544	11,037	10,305	7,929	7,590
Restructuring expenses	-	-	1,293	-	4,695
Strategic alternative costs	-	-	-	-	1,515
Merger and acquisition expenses	-	-	997	-	-
Operating profit	35,695	23,820	20,247	26,638	19,422
Interest expense, net	2,439	2,373	4,391	4,634	3,668
Other expenses/(income), net	122	(111)	596	(641)	754
Equity in losses of partially-owned affiliates	1,766	1,621	286	-	-
Income before income taxes	31,368	19,937	14,974	22,645	15,000
(Benefit)/provision for income taxes	(31,861)	6,202	5,665	12,253	7,071
Income from continuing operations	63,229	13,735	9,309	10,392	7,929
(Loss)/income from discontinued operations, net of tax	(926)	(2,767)	338	-	-
Net income	62,303	10,968	9,647	10,392	7,929

EARNINGS PER SHARE DATA:
Earnings/(loss) per common share (basic):
Income from continuing operations	$2.13	$0.46	$0.32	$0.36	$0.27
(Loss)/income from discontinued operations, net of tax	$(0.03)	$(0.09)	$0.01	$-	$-
Net income	$2.10	$0.37	$0.33	$0.36	$0.27
Earnings/(loss) per common share (diluted):
Income from continuing operations	$2.09	$0.46	$0.32	$0.36	$0.27
(Loss)/income from discontinued operations, net of tax	$(0.03)	$(0.09)	$0.01	$-	$-
Net income	$2.06	$0.37	$0.33	$0.36	$0.27
Weighted average shares outstanding:
Basic	29,703	29,468	29,361	29,241	29,116
Diluted	30,314	29,564	29,468	29,267	29,161

BALANCE SHEET DATA: (at end of period)
Working capital	$60,944	$77,476	$82,146	$94,362	$74,376
Total assets	394,468	342,831	351,751	351,515	341,072
Long-term debt	64,000	98,000	115,900	120,800	123,800
Total stockholders' equity	163,297	100,341	107,635	103,270	74,786

(dollars in thousands, except per share data)

Index

(1)
Income from continuing operations includes the release of a valuation allowance on domestic deferred tax assets of $36,287 and the impact on deferred taxes of a statutory rate change of $1,328.  Loss from discontinued operations includes pre-tax charges of $1,425, reduced for a tax benefit of $499, for environmental remediation related to sites of divested businesses.

(2)	Loss from discontinued operations includes pre-tax charges of $2,851 for environmental remediation, net of insurance proceeds, related to sites of divested businesses.

(3)
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

(4)	Net income includes tax expense of approximately $5,300 for an estimate of an international tax liability related to a 2003 transaction.

(5)	Net income includes pre-tax charges, within operating expenses, of $1,515 for costs related to strategic alternatives, $4,695 for restructuring costs and $1,040 related to a former CEO's retirement.

(dollars in thousands, except per share data)

Index

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

The Company’s business consists of three manufacturing facilities and one biocatalysis center.  These facilities primarily manufacture APIs, pharmaceutical intermediates and, to a lesser extent, other fine chemicals.  The Company also owns a 51% stake in Zenara, a pharmaceutical company with final dosage form manufacturing capabilities based in India.

The following significant events, which are explained in detail on the following pages, occurred during 2012:

•	Gross sales in 2012 increased 9.2% to $277,931 from $254,475 in 2011. Foreign currency exchange unfavorably impacted sales 3.4%.

•	Operating profit increased 49.9% to $35,695 from 2011.

•	Debt, net of cash, decreased $25,630 during 2012.

•	Release of a valuation allowance on domestic deferred tax assets of $36,287.

Gross sales in 2012 of $277,931 were $23,456 or 9.2% higher than 2011.  Excluding foreign currency, sales increased 12.6% as a result of higher volumes sold (14.9%) partially offset by lower pricing (-2.3%). Sales volumes increased in most of the Company’s product categories including controlled substances, generic APIs, custom development and products utilizing the Company’s drug delivery technology.  These increases were partially offset by lower pricing for controlled substances and products utilizing the Company’s drug delivery technology.

The Company also experienced a modest increase in its custom manufacturing product category.  This category includes APIs, pharmaceutical intermediates and other pharmaceutical products sold to innovator pharmaceutical companies.  Increased demand for certain APIs was partially offset by a newly approved product in which the customer built up inventory in 2011.

Gross margins in 2012 increased to 32.6% compared to 29.1% in 2011.  2012 gross margins included a 0.2% favorable impact from foreign currency versus 2011.  Excluding the foreign currency impact, gross margins were positively impacted by higher production volumes (3.7%), leading to increased plant efficiency, and favorable product mix (2.6%), partially offset by lower pricing in 2012 which eroded margins (-1.4%).

The Company reported income from continuing operations of $63,229, or $2.09 per diluted share in 2012, compared to $13,735 or $0.46 per diluted share in 2011.  The increase in 2012 includes a tax benefit of $36,287, or $1.20 per diluted share, resulting from the release of a valuation allowance on deferred tax assets and higher gross profit resulting from increased sales.

Critical Accounting Estimates

The Company’s critical accounting estimates are those that require the most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company bases its estimates on historical experience and on other assumptions that are deemed reasonable by management under each applicable circumstance.  Actual results or amounts could differ from estimates and the differences could have a material impact on the consolidated financial statements.  A discussion of the Company’s critical accounting policies, the underlying judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions, is as follows:

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

The Company has investments in partially-owned affiliates.  It does not separately test an investee’s underlying assets for impairment but will recognize its share of any impairment charge recorded by an investee in earnings and consider the effect of the impairment on its investment.  A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary. A loss in value of an investment that is other than a temporary decline would be recognized as an impairment if the fair value of that investment is less than its carrying amount.

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

(dollars in thousands, except per share data)

Index

Income Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, and tax credit carryforwards, on a taxing jurisdiction basis using enacted tax rates in effect for the year in which the differences are expected to reverse or the tax credit carryforwards are expected to be realized.  The recoverability of deferred tax assets is dependent upon the Company’s assessment that it is more likely than not that sufficient future taxable income of the appropriate character and in the appropriate taxable years will be generated in the relevant tax jurisdictions to utilize the deferred tax assets.  When the Company determines that future taxable income will not be sufficient to utilize the deferred tax assets, a valuation allowance is recorded.  After release of a portion of the Company’s domestic valuation allowance in the fourth quarter of 2012, the remaining domestic valuation allowance primarily relates to federal foreign tax credits.  Prior to 2012, domestic valuation allowances also included alternative minimum tax credits, research and development tax credits and other net deferred tax balances, excluding deferred tax liabilities on indefinite-lived intangibles.  The Company’s foreign valuation allowances primarily relate to NOL carryforwards in foreign jurisdictions with little or no history of generating taxable income or where future profitability is uncertain.  The Company’s accounting for deferred taxes represents management’s best estimate of those future events. Changes in current estimates, due to unanticipated events, could have a material impact on the Company’s financial condition and results of operations.

Assumptions and Approach Used in Assessing the Need for a Valuation Allowance

The Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, the Company records a valuation allowance against all or a portion of the deferred tax assets to adjust the balance to the amount considered more likely than not to be realized. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.

This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

•
Nature, frequency, and severity of current and cumulative financial reporting losses. A pattern of objectively-measured recent financial reporting losses is heavily weighted as a source of negative evidence. The Company generally considers cumulative pre-tax losses in the current three-year period to be significant negative evidence regarding future profitability. The Company also considers the strength and trend of earnings, as well as other relevant factors. In certain circumstances, historical information may not be as relevant due to changes in the Company’s business operations;

•
Sources of future taxable income. Future reversals of existing temporary differences are heavily-weighted sources of objectively verifiable evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and can be reasonably estimated; and

•
Tax planning strategies. Prudent and feasible tax planning strategies that would be implemented to maximize utilization of expiring tax credit carryforwards are evaluated as a source of additional positive evidence.

Valuation Allowance Assessment

In 2003, the Company’s assessment of the need for a valuation allowance against domestic deferred tax assets considered current and past performance, cumulative losses in recent years from domestic operations, and a shift in the geographic mix of forecasted income. Considering the pattern of then-recent domestic losses, the Company gave significant weight to projections showing future domestic losses for purposes of assessing the need for a valuation allowance. This assessment resulted in a determination that it was more likely than not that domestic deferred tax assets would not be realized, and as such, a valuation allowance against net domestic deferred tax assets was recorded.

A sustained period of domestic profitability along with expectations of future domestic profitability of sufficient amounts and character is required before the Company would change its judgment regarding the need for a full valuation allowance against net domestic deferred tax assets. During 2012, the Company noted that it continued to approach three-year cumulative profitability and that it was possible it would conclude by the end of the year that a portion of its domestic deferred tax asset valuation allowance could be reversed in the fourth quarter of 2012.  During the fourth quarter of 2012, the Company completed its long range planning process and all necessary analyses and concluded that its three-year cumulative domestic profitability through the end of 2012 and expectations of future domestic profitability warranted the reversal of all of the domestic valuation allowance attributable to net federal temporary differences, alternative minimum tax credits, and research and experimentation tax credits.  Additionally, the Company released a portion of the domestic valuation allowance attributable to federal foreign tax credits.  These valuation allowance releases resulted in a tax benefit to continuing operations of $36,287.

(dollars in thousands, except per share data)

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

Employee Benefit Plans

The Company provides a range of benefits to certain employees and retired employees, including pensions and health care benefits.  The Company records annual amounts relating to these plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, turnover rates, and health care cost trend rates.  The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so.  The effect of the modifications is generally recorded and amortized over future periods.  The Company believes that the assumptions utilized for recording obligations under its plans are reasonable.

The discount rate used to measure pension liabilities and costs is selected by projecting cash flows associated with plan obligations which are matched to a yield curve of high quality bonds.  The Company then selects the single rate that produces the same present value as if each cash flow were discounted by the corresponding spot rate on the yield curve.

Results of Operations

2012 Compared to 2011

Gross sales in 2012 increased 9.2% to $277,931 from $254,475 in 2011.  Foreign currency exchange unfavorably impacted sales 3.4%.  Excluding foreign currency, sales volumes increased in most of the Company’s product categories including controlled substances, generic APIs, custom development and products utilizing the Company’s drug delivery technology.  These increases were partially offset by lower pricing for controlled substances and products utilizing the Company’s drug delivery technology.

The Company also experienced a modest increase in its custom manufacturing product category.  This category primarily includes APIs and pharmaceutical intermediates sold to innovator pharmaceutical companies. Increased demand for certain APIs was partially offset by a newly approved product in which the customer built up inventory in 2011.

One customer, Gyma, a distributor representing multiple customers, accounted for 12.5% of the Company’s 2012 consolidated sales.  One API, sold to multiple customers, accounted for 11.9% of 2012 consolidated sales.

(dollars in thousands, except per share data)

Index

Gross profit in 2012 was $90,487 compared to $74,084 in 2011.  Gross margins in 2012 increased to 32.6% compared to 29.1% in 2011.  Excluding a 0.2% favorable impact from foreign currency, gross margins increased to 32.4% in 2012 versus 2011.  Excluding the foreign currency impact, gross margins were positively impacted by higher production volumes (3.7%), leading to increased plant efficiency, and favorable product mix (2.6%), partially offset by lower pricing in 2012 which eroded margins (-1.4%).

Selling, general and administrative expenses of $45,248 or 16.3% of gross sales in 2012 increased from $39,227 or 15.4% in 2011.  This increase is due primarily to higher employee compensation (approximately $4,800), sales and marketing (approximately $900) and medical expenses (approximately $600) partially offset by a favorable impact from foreign exchange (approximately $1,300).

Research and development expenses of $9,544 were 3.4% of gross sales in 2012, compared to $11,037 or 4.3% of gross sales in 2011.  The decrease is primarily due to increased absorption of R&D expenses into inventory and cost of goods sold as a result of increased revenue generating custom development activity and a favorable impact from foreign exchange.

Operating profit was $35,695 in 2012 compared to $23,820 in 2011.  The increase is due to higher gross profit, partially offset by higher selling, general and administrative expenses discussed above.

Net interest expense was $2,439 in 2012 compared to $2,373 in 2011.  Higher interest rates were partially offset by lower average debt.  The average interest rate on debt was 2.2% in 2012 versus 1.6% in 2011. The increase in the interest rate in 2012 is mainly due to the Company’s interest rate swaps entered into in the first quarter of 2012 which fixed the interest rate on $60,000 of its variable rate debt.

In November 2010, the Company acquired a 51% equity stake in Zenara for approximately $18,900.  Zenara is a pharmaceutical company focused on the formulation of final dosage form products based in India.  Cambrex accounts for its investment in Zenara using the equity method of accounting.  The impact of its ownership stake in Zenara was a loss of $1,976 and $1,621 in 2012 and 2011, respectively, and is located within “Other expenses/(income)” as “Equity in losses of partially-owned affiliates” in the Company’s income statement.  These amounts include amortization expense of $965 and $1,106 in 2012 and 2011, respectively and depreciation expense of $132 and $149 in 2012 and 2011, respectively.  Equity in losses of partially-owned affiliates also includes a gain of $210 in 2012 related to an investment in a European joint venture.

The Company recorded a tax benefit of $31,861 in 2012 compared to expense of $6,202 in 2011.  The tax benefit for 2012 includes a benefit of $36,287 for a reversal of domestic valuation allowances.  Additionally, 2012 and 2011 include benefits of $8,818 and $9,546, respectively, for changes in valuation allowances to offset expense and benefit generated from domestic income, tax credits, and losses in certain foreign jurisdictions. The reversal of the valuation allowance in 2012 resulted from the Company’s assessment of realizability of domestic deferred tax assets and tax credit carryforwards due to expected future profitability in the U.S., among other factors.  Since 2003, the Company had maintained a full valuation allowance on the tax benefits arising from domestic pre-tax losses, U.S. tax credits, and net deferred tax balances, excluding indefinite-lived intangibles.  Excluding the effect of the valuation allowance reversal and the effect of remeasuring certain foreign deferred tax liabilities due to a change in enacted tax rates, the effective tax rate was 18.3% in 2012 compared to 31.1% in 2011.  This reduction was mostly due to significantly higher U.S. income in 2012 for which the Company was able to utilize fully valued domestic tax attributes, prior to release of the domestic valuation allowance, to mitigate tax expense.

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued two formal assessments against the subsidiary.  In 2010, the Company filed appeals to litigate the matter.  The first court date related to this matter was held in 2011, after which the court issued its ruling in favor of the Company.  The tax authorities appealed this ruling and the appeals court also ruled in the Company’s favor in the fourth quarter of 2012, however this ruling only applies to the smaller of the two assessments.   The first court date for the larger of the two assessments was held in September 2012, and the Company has not yet received the court’s ruling.  In 2012 the Company increased its reserve for unrecognized tax benefits for this matter by $664, including $116 of foreign currency translation, primarily due to a change in the potential penalties that could be levied against the Company.  The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may be subject to further appeals, and as such the final date of resolution of this matter is uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $6,000, including penalties and interest.  If the court rules against the Company in subsequent court proceedings, a payment for a substantial portion of the judgment, including any penalties and interest, will be due immediately while the case is appealed.  The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

(dollars in thousands, except per share data)

Index

Income from continuing operations in 2012 was $63,229 or $2.09 per diluted share, versus $13,735, or $0.46 per diluted share in 2011.  The increase in 2012 includes a tax benefit of $36,287, or $1.20 per diluted share, resulting from the release of a valuation allowance on deferred tax assets and higher gross profit resulting from increased sales.

2011 Compared to 2010

Gross sales for 2011 increased 12.4% to $254,475 from $226,436 in 2010.  Foreign currency exchange favorably impacted sales 4.8%.  Excluding foreign currency, the main drivers of the higher sales include higher volumes of an API to a customer who experienced a disruption in its supply chain for most of 2010, increased volumes for a recently approved product, increased demand for an API manufactured under a long-term supply agreement and higher sales of imaging and crop protection chemicals.  These increases were partially offset by lower pricing across several product categories, lower revenue from clinical phase projects and lower sales of a product that was discontinued by a customer of the Company in December 2010.

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

In November 2010, the Company acquired a 51% equity stake in Zenara for approximately $18,900.  Zenara is a pharmaceutical company focused on the formulation of final dosage form products based in India.  Cambrex accounts for its investment in Zenara using the equity method of accounting.  The impact of its ownership stake in Zenara was a loss of $1,621 and $286 in 2011 and 2010, respectively, and is located within “Other expenses/(income)” as “Equity in losses of partially-owned affiliates” in the Company’s income statement.  These amounts include amortization expense of $1,106 and $185 in 2011 and 2010, respectively and depreciation expense of $149 and $25 in 2011 and 2010, respectively.

The Company recorded tax expense of $6,202 in 2011 compared to $5,665 in 2010.  The tax expense for 2011 and 2010 includes benefits of $9,546 and $14,246, respectively, for changes in valuation allowances to offset expense and benefit generated from domestic income, tax credits, and losses in certain foreign jurisdictions.  These valuation allowances resulted from the Company’s recent history of domestic and certain foreign losses and its short-term projections for losses in the relative jurisdictions.  Since 2003, the Company had maintained a full valuation allowance on the tax benefits arising from domestic pre-tax losses.

Income from continuing operations in 2011 was $13,735 or $0.46 per diluted share, versus $9,309, or $0.32 per diluted share in 2010.

Liquidity and Capital Resources

During 2012, cash flows from operations provided $43,546, compared to $38,322 in the same period a year ago.  The increase in cash flows from operations in 2012 compared to 2011 was largely due to an increase of approximately $10,000 in deferred revenue, higher income before taxes, and lower pension contributions in 2012 partially offset by higher accounts receivable, increased inventory production and higher environmental remediation payments relate to discontinued operations.  Cash flows used in investing activities in 2012 of $20,182 mainly reflects capital expenditures of $18,156 and advances to partially-owned affiliates of $2,047.  Cash flows used in financing activities in 2012 of $32,667 mainly reflects the pay down of debt.  Debt, net of cash, decreased $25,630 during 2012.  The year over year weakness in the U.S. dollar favorably impacted the translation of foreign cash balances by $933.

In November 2011, the Company entered into a $250,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”) which expires in November 2016.  The Company pays interest on this Credit Facility at LIBOR plus 1.75% - 2.50% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios.

The Company was in compliance with all financial covenants at December 31, 2012.

In March 2012, the Company entered into an interest rate swap with a notional value of $60,000, at a fixed rate of 0.92%, maturing in September 2015.  The Company’s strategy has been to cover a portion of its outstanding floating rate debt with fixed interest rate protection.  At December 31, 2012 the Company had floating rate debt of $64,000, of which $60,000 is fixed by an interest rate swap.

The 2012 and 2011 weighted average interest rates for long-term bank debt were 2.2% and 1.6%, respectively.

In November 2010, the Company purchased a 51% equity stake in Zenara for approximately $18,900 and is required to purchase the remaining 49% in 2016 based upon a formula derived from Zenara’s future EBITDA.  The Company may, at its option, purchase the remaining equity in cash or a combination of cash and up to 50% of the consideration in Cambrex stock.

(dollars in thousands, except per share data)

Index

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

For 2013, capital expenditures are expected to be approximately $36,000 to $40,000.  The increase in capital expenditures versus prior year is primarily driven by a previously announced expansion of the Company’s large scale manufacturing capacity to support expected growth in the business and an agreement signed during 2012 to provide large Phase III and commercial launch materials for a customer.

Contractual Obligations

At December 31, 2012, the Company’s contractual obligations with initial or remaining terms in excess of one year were as follows:

	Total	2013	2014	2015	2016	2017	2018+

Long term debt	$64,000	$-	$-	$-	$64,000	$-	$-
Interest on debt	7,596	2,137	2,137	2,000	1,322	-	-
Operating leases	4,052	995	846	671	502	499	539
Purchase obligations	4,265	2,557	1,708	-	-	-	-
Contractual cash obligations	$79,913	$5,689	$4,691	$2,671	$65,824	$499	$539

In addition to the contractual obligations listed above, the Company expects to contribute approximately $985 in cash to its U.S. defined-benefit pension plan in 2013.  The Company believes it is possible that higher pension contributions could be required in 2014 and beyond.  For the unfunded SERP and international pension plans, the Company expects to make benefit payments of approximately $1,400 in 2013 and similar amounts in 2014 through 2017.  See Note 16 to the Company’s consolidated financial statements for details on the Company’s unfunded balance related to its pension plans.  Also not included in the table above are significant cash outflows related to the Company’s capital expansion projects to take advantage of specific opportunities and $8,478 of uncertain tax positions due to uncertainties surrounding the timing of the obligation.  See Note 9 to the Company’s consolidated financial statements.  The Company also may be required to make cash payments to remediate certain environmental sites at unknown future periods as discussed in Note 19 to the Company’s consolidated financial statements.

See Notes 10, 16, 18 and 19 to the Company’s consolidated financial statements for additional information regarding the Company’s pension plans, debt and other commitments.

As disclosed above the Company has an obligation to purchase the remaining 49% of Zenara in 2016 at a price determined by future performance of that entity.

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, returns on assets within the Company’s domestic pension plan that are significantly below expected performance, tax audit payments, as well as other factors.  See the Risk Factors section of this document for further explanation of factors that may negatively impact the Company’s cash flows.  Any change in the current status of these factors could adversely impact the Company's ability to fund operating cash flow requirements.

(dollars in thousands, except per share data)

Index

Market Risks

Currency Risk Management

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by international operations which are primarily denominated in the U.S. dollar, Euro and Swedish krona.  The Company may use foreign currency exchange forward contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's local operating results. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations.  The Company did not have any foreign currency exchange forward contracts outstanding at December 31, 2012.

Interest Rate Management

The Company has employed a plan to mitigate interest rate risk by entering into an interest rate swap agreement.  The swap is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount.  As of December 31, 2012, the Company had an interest rate swap in place with a notional value of $60,000, at a fixed rate of 0.92% and with a maturity date in September 2015.  The Company’s strategy has been to cover a portion of outstanding bank debt with interest rate protection.  At December 31, 2012, the coverage was 94% of the Company’s variable interest rate debt.  Holding all other variables constant, if the LIBOR portion of the weighted average interest rates in the variable debt increased by 100 basis points, the effect on the Company’s earnings and cash flows would have been higher interest expense of $40.  At December 31, 2011, the Company did not have any interest rate swaps outstanding.

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

(dollars in thousands, except per share data)

Index

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of applicable sites.  These reserves were $5,096 and $7,786 at December 31, 2012 and 2011, respectively.  The decrease in the reserve includes payments of $4,209 partially offset by adjustments to reserves of $1,422 and the impact of currency translation of $97.  The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information become available.  Based upon available information and analysis, the Company's current reserve represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for current investigation fees where full investigation and remediation costs may not be estimable at the reporting date.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

CasChem

As a result of the sale of the Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company intends to continue implementing a sampling plan at the property in 2013 pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs.  As of December 31, 2012, the Company’s reserve was $184 to cover costs associated with current investigative work.

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and a proposed remediation plan to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP subsequently rejected the remediation plan and requested additional investigative work at the site and that work is on-going.  The reserve was $767 at December 31, 2012, which was based on the initial remedial action plan.  The results of the additional investigative work may impact the remediation plan and costs.

Additionally, the Company has a reserve of $836 for the Cosan Carlstadt, New Jersey site based on the investigations completed to date and the proposed remediation plan submitted to the NJDEP for its approval. The NJDEP has subsequently required the Company to perform additional investigative work prior to approval of the remediation plan.  The results of this additional investigative work may impact the remediation plan and costs.  The NJDEP has advised the Company that the site is now placed in the NJDEP’s private oversight program.  Under the private oversight program, the Company has continued with the investigative plan in 2012.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey.  These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek site. The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement (“Agreement”) and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with the other PRPs in the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs.  As of December 31, 2012, the Company’s reserve was $211 to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is ongoing and at this time it is too early to predict the extent of additional liabilities.

(dollars in thousands, except per share data)

Index

Maybrook and Harriman Sites

The Company’s Nepera, Inc. subsidiary (“Nepera”) is named a PRP of the Maybrook site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986.  The USEPA also issued the Company a Notice of Potential Liability and the Company signed a consent decree to complete the Record of Decision (“ROD”) and has provided the USEPA with appropriate financial assurance to guarantee the obligation under the consent decree.  The PRPs began to implement a soil remedial action at this site in the third quarter of 2011 which was completed in 2012 pending approval by the USEPA.  The completion of this project resulted in an additional expense of $962 recorded in discontinued operations in 2012.

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

In December 2010, the NYSDEC notified the Company, Pfizer, ELT and former owner Vertellus Specialties Holdings that NYSDEC intended to implement a site-wide re-characterization of the Harriman site under a single, new Administrative Consent Order.  This development may lead to increased liabilities for the Company, in which case, the Company intends to pursue available indemnities against other parties under contract and common law.  There are on-going discussions between the NYSDEC and all parties to try to resolve this matter.  To date, negotiations have been unsuccessful in fully resolving disputes as to which parties may be responsible for different remediation activities at the Harriman site.  As of December 31, 2012, the reserve recorded by the Company for the Harriman site was $300, which represents the Company’s best estimate to complete the 1997 ROD.

Scientific Chemical Processing (“SCP”) Superfund Site

Nepera was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, in the early 1980’s along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from Nepera.  The PRPs are in the process of implementing a final remedy at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). For over a decade, the remediation has been funded by de minimus settlements and by the insurers of the SCP Superfund site’s owners and operators.  However, due to an unexpected increase in remediation costs at the site and costs to contribute to the Berry’s Creek investigation, the PRP group has approved the assessment of an additional cash contribution by the PRP group.  While the Company continues to dispute the methodology used by the PRP group to arrive at its allocation for the cash contribution, the Company has paid the initial funding requests.  The Company does not currently maintain a reserve for the SCP Superfund site.  Costs associated with remediation at the site, and SCP’s current allocation of Berry’s Creek investigative costs are each expected to be communicated to the Company by SCP in 2013.

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

(dollars in thousands, except per share data)

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

All cases have been resolved except for one brought by four health care insurers. In the remaining case, the District Court entered judgment after trial in 2008 against Mylan, Gyma and Cambrex in the total amount of $19,200, payable jointly and severally, and also a punitive damage award against each defendant in the amount of $16,709.  In addition, at the time, the District Court ruled that the defendants were subject to a total of approximately $7,500 in prejudgment interest.  The case is currently pending before the District Court following a January 2011 remand by the Court of Appeals where briefing related to whether the court has jurisdiction over certain self-funded customer plaintiffs is ongoing.

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

Additionally, as permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's, director's or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that covers a portion of any potential exposure.  The Company currently believes the estimated fair value of its indemnification agreements is not material based on currently available information, and as such, the Company had no liabilities recorded for these agreements as of December 31, 2012.

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

The information required in this section can be found in the “Market Risks” section of Item 7 on page 32 of this Form 10-K.

Item 8	Financial Statements and Supplementary Data.

The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

(dollars in thousands, except per share data)

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cambrex Corporation,

We have audited the accompanying consolidated balance sheets of Cambrex Corporation as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambrex Corporation at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cambrex Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 7, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Woodbridge, NJ
February 7, 2013

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cambrex Corporation,

We have audited Cambrex Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cambrex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cambrex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cambrex Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 7, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA LLP

Woodbridge, NJ
February 7, 2013

Index

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$23,551	$31,921
Trade receivables, less allowances of $652 and $450 at respective dates	43,094	36,510
Inventories, net	71,221	62,095
Prepaid expenses and other current assets	6,104	6,083
Total current assets	143,970	136,609
Property, plant and equipment, net	151,815	139,628
Goodwill	37,312	36,731
Intangible assets, net	4,091	4,261
Investments in and advances to partially-owned affiliates	15,094	15,090
Deferred income taxes	39,262	7,087
Other non-current assets	2,924	3,425
Total assets	$394,468	$342,831
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,612	$21,200
Deferred revenue	11,570	1,060
Accrued expenses and other current liabilities	43,844	36,873
Total current liabilities	83,026	59,133
Long-term debt	64,000	98,000
Deferred income taxes	18,577	23,330
Accrued pension benefits	55,373	52,089
Other non-current liabilities	10,195	9,938
Total liabilities	231,171	242,490
Commitments and contingencies (see Notes 18 and 19)
Stockholders' equity:
Common Stock, $.10 par value; authorized 100,000,000 issued 31,704,230 and 31,441,138 shares at respective dates	3,169	3,143
Additional paid-in capital	104,173	101,646
Retained earnings	105,263	42,960
Treasury stock, at cost, 1,795,082 and 1,866,258 shares at respective dates	(15,217)	(15,821)
Accumulated other comprehensive loss	(34,091)	(31,587)
Total stockholders' equity	163,297	100,341
Total liabilities and stockholders' equity	$394,468	$342,831

See accompanying notes to consolidated financial statements.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(dollars in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010

Gross Sales	$277,931	$254,475	$226,436
Commissions, allowances and rebates	2,503	1,776	1,545
Net sales	275,428	252,699	224,891
Other	1,073	2,954	2,101
Net revenues	276,501	255,653	226,992
Cost of goods sold	186,014	181,569	160,126
Gross profit	90,487	74,084	66,866

Selling, general and administrative expenses	45,248	39,227	34,024
Research and development expenses	9,544	11,037	10,305
Restructuring expenses	-	-	1,293
Merger and acquisition expenses	-	-	997
Operating profit	35,695	23,820	20,247
Other expenses/(income)
Interest expense, net	2,439	2,373	4,391
Other expenses/(income), net	122	(111)	596
Equity in losses of partially-owned affiliates	1,766	1,621	286
Income before income taxes	31,368	19,937	14,974
(Benefit)/provision for income taxes	(31,861)	6,202	5,665
Income from continuing operations	63,229	13,735	9,309
(Loss)/income from discontinued operations, net of tax	(926)	(2,767)	338
Net income	$62,303	$10,968	$9,647
Basic earnings per share
Income from continuing operations	$2.13	$0.46	$0.32
(Loss)/income from discontinued operations, net of tax	$(0.03)	$(0.09)	$0.01
Net income	$2.10	$0.37	$0.33
Diluted earnings per share
Income from continuing operations	$2.09	$0.46	$0.32
(Loss)/income from discontinued operations, net of tax	$(0.03)	$(0.09)	$0.01
Net income	$2.06	$0.37	$0.33
Weighted average shares outstanding:
Basic weighted average shares outstanding	29,703	29,468	29,361
Effect of dilutive stock options and restricted stock	611	96	107
Diluted weighted average shares outstanding	30,314	29,564	29,468

See accompanying notes to consolidated financial statements.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME/(LOSS)
(dollars in thousands)

	Years Ended December 31,
	2012	2011	2010

Net income	$62,303	$10,968	$9,647

Foreign currency translation adjustments:
Unrealized net change arising during the period	4,066	(7,501)	(7,417)

Foreign currency forward contracts:
Unrealized net (loss)/gain on forward contracts	(51)	624	1,643
Reclassification adjustments for gains included in net income	(329)	(143)	(2,054)
Income taxes on forward contracts	110	(142)	114

Interest rate swap agreement:
Unrealized net losses on swap agreement	(1,253)	-	(42)
Reclassification adjustments for losses included in net income	323	-	2,080
Income taxes on swap agreement	326	-	-

Pension plans:
Actuarial loss
Actuarial loss arising during the period	(4,413)	(14,126)	(2,665)
Amortization to net income of net actuarial loss	1,140	618	564

Prior service cost
Amortization to net income of net prior service cost	110	486	487

Income taxes on pension plans	(2,533)	489	1
Comprehensive income/(loss)	$59,799	$(8,727)	$2,358

See accompanying notes to consolidated financial statements.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Common Stock
	Shares Issued	Par Value ($.10)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2009	31,408,778	$3,140	$100,497	$22,345	$(18,109)	$(4,603)	$103,270
Net income				9,647			9,647
Other comprehensive loss						(7,289)	(7,289)
Purchase of treasury stock					(33)		(33)
Deferred compensation			(96)		262		166
Vested restricted stock	860		(1,004)		1,004		-
Stock option modification			52				52
Stock option expense			1,020				1,020
Restricted stock expense			645				645
Performance stock expense			157				157
Balance at December 31, 2010	31,409,638	$3,140	$101,271	$31,992	$(16,876)	$(11,892)	$107,635
Net income				10,968			10,968
Other comprehensive loss						(19,695)	(19,695)
Purchase of treasury stock					(329)		(329)
Exercise of stock options	31,500	3	142				145
Deferred compensation			(28)		80		52
Vested restricted stock			(911)		911		-
Vested performance stock			(393)		393		-
Stock option expense			1,028				1,028
Restricted stock expense			497				497
Performance stock expense			40				40
Balance at December 31, 2011	31,441,138	$3,143	$101,646	$42,960	$(15,821)	$(31,587)	$100,341
Net income				62,303			62,303
Other comprehensive loss						(2,504)	(2,504)
Exercise of stock options	263,092	26	1,329				1,355
Vested restricted stock			(604)		604		-
Stock option expense			1,303				1,303
Restricted stock expense			446				446
Performance stock expense			53				53
Balance at December 31, 2012	31,704,230	$3,169	$104,173	$105,263	$(15,217)	$(34,091)	$163,297

See accompanying notes to consolidated financial statements.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net income	$62,303	$10,968	$9,647
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	21,775	23,120	21,828
Increase in inventory reserve	2,790	1,637	1,719
Allowance for doubtful accounts	193	(103)	479
Stock based compensation included in net income	1,802	1,565	1,822
Deferred income tax provision	(40,712)	(721)	(1,165)
Restructuring charges	-	-	870
Equity in losses of partially-owned affiliates	1,766	1,621	286
Other	343	390	297
Changes in assets and liabilities:
Trade receivables	(6,310)	2,066	(7,148)
Inventories	(10,295)	(3,523)	(4,925)
Prepaid expenses and other current assets	(188)	729	1,357
Accounts payable and other current liabilities	3,134	6,247	(2,316)
Deferred revenue	10,510	524	(104)
Other non-current assets and liabilities	182	(5,597)	770
Discontinued operations:
Net cash used in discontinued operations	(3,747)	(601)	(133)
Net cash provided by operating activities	43,546	38,322	23,284

Cash flows from investing activities:
Capital expenditures	(18,156)	(15,008)	(12,637)
Advances to partially-owned affiliates	(2,047)	-	-
Acquisition of business and equity investment, net of cash acquired	-	(500)	(25,249)
Capital invested in partially-owned affiliate	-	-	(1,148)
Other investing activities	21	20	(18)
Net cash used in investing activities	(20,182)	(15,488)	(39,052)

Cash flows from financing activities:
Long-term debt activity (including current portion):
Borrowings	5,500	105,800	33,200
Repayments	(39,500)	(123,700)	(38,100)
Debt issuance costs	-	(1,541)	-
Proceeds from stock options exercised	1,355	145	-
Other financing activities	(22)	(340)	(54)
Net cash used in financing activities	(32,667)	(19,636)	(4,954)

Effect of exchange rate changes on cash and cash equivalents	933	(891)	(2,029)
Net (decrease)/increase in cash and cash equivalents	(8,370)	2,307	(22,751)
Cash and cash equivalents at beginning of year	31,921	29,614	52,365
Cash and cash equivalents at end of year	$23,551	$31,921	$29,614

Supplemental disclosure:
Interest paid, net of capitalized interest	$2,556	$2,258	$4,328
Income taxes paid, net of refunds received	$5,068	$8,520	$3,579

See accompanying notes to consolidated financial statements.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(1)	The Company

Cambrex Corporation and Subsidiaries (the “Company” or “Cambrex”) primarily provides products and services worldwide to pharmaceutical companies and generic drug companies.  The Company is dedicated to accelerating its customers’ drug discovery, development and manufacturing processes for human therapeutics.  The Company’s products consist of active pharmaceutical ingredients (“APIs”) and pharmaceutical intermediates produced under Food and Drug Administration current Good Manufacturing Practices for use in the production of prescription and over-the-counter drug products and to a lesser extent, other fine chemicals.  Cambrex has three operating segments, which are manufacturing facilities that have been aggregated as one reportable segment.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Equity investments in which the Company exercises significant influence but does not control, are accounted for using the equity method.  The Company’s share of its equity method investees’ earnings or losses are included in “Other expenses/(income)” in the income statements. The Company eliminates its pro rata share of gross profit on sales with its equity method investees for assets still remaining in inventory at the end of the reporting period.  All other significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

Temporary cash investments with an original maturity of less than three months are considered cash equivalents.  The carrying amounts approximate fair value.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts relating to estimated losses resulting from customers being unable to make required payments.  Allowances for doubtful accounts are based on historical experience and known factors regarding specific customers and the industries in which those customers operate.  If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances would be required.

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

Derivative Instruments

Derivative financial instruments are periodically used by the Company primarily for hedging purposes to mitigate a variety of working capital, investment and borrowing risks.  The Company primarily uses foreign currency forward contracts to minimize foreign currency exchange rate risk associated with foreign currency transactions.  Gains and losses on these hedging transactions are generally recorded in earnings in the same period as they are realized, which is usually the same period as the settlement of the underlying transactions.  The Company uses interest rate swap instruments only as hedges or as an integral part of borrowing.  As such, the differential to be paid or received in connection with these instruments is accrued and recognized in income as an adjustment to interest expense.

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

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.  The determination of market value involves assessment of numerous factors, including estimated selling prices.  Reserves are recorded to reduce the carrying value for inventory determined to be damaged, obsolete or otherwise unsaleable.

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

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in costs of goods sold or operating expenses.  Interest is capitalized in connection with the construction and acquisition of assets that are capitalized over longer periods of time for larger amounts.  The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset’s estimated useful life.  Total interest capitalized in connection with ongoing construction activities in 2012, 2011 and 2010 was negligible.

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

The Company has investments in a partially-owned affiliates.  It does not separately test an investee’s underlying assets for impairment but will recognize its share of any impairment charge recorded by an investee in earnings and consider the effect of the impairment on its investment.  A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary. A loss in value of an investment that is other than a temporary decline would be recognized as an impairment if the fair value of that investment is less than its carrying amount.

Revenue Recognition

Revenues are generally recognized when title to products and risk of loss are transferred to customers.  Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations.

Amounts billed in advance are recorded as deferred revenue on the balance sheet. Since payments received are sometimes non-refundable, the termination of a contract by a customer prior to its completion could result in an immediate recognition of deferred revenue relating to payments already received but not previously recognized as revenue.

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

Income Taxes

The Company and its eligible subsidiaries file a consolidated U.S. income tax return.  Foreign subsidiaries are consolidated for financial reporting but are not eligible to be included in the consolidated U.S. income tax return, however the earnings of foreign subsidiaries are generally taxed by the U.S. when repatriated and such U.S. tax may be reduced or eliminated by federal foreign tax credits based on the foreign income and withholding taxes paid or accrued by the foreign subsidiaries.  Historically, the Company intended to reinvest foreign earnings indefinitely outside of the U.S. and only considered repatriating excess cash from foreign subsidiaries if it could utilize fully valued domestic tax attributes to completely offset any tax expense that would otherwise result.  Unrecognized foreign tax credits and fully valued foreign tax credit carryovers were available to offset any potential U.S. tax liability.  Therefore, the Company had not provided U.S. federal income taxes or foreign withholding taxes on its undistributed earnings from foreign operations as of December 31, 2011.  During the fourth quarter of 2012 the Company completed a detailed forecast of foreign source income by jurisdiction as part of the ongoing process to evaluate its valuation allowance against deferred tax assets.  As part of this process, as well as a continuing desire to limit its credit and currency exposure for cash held in foreign currencies or in non-U.S. banks, the Company determined that it is likely that a portion of the undistributed earnings of its foreign subsidiaries will be repatriated to the U.S. in the future.  Accordingly, the Company has changed its indefinite reinvestment assertion and provided a deferred tax liability of $541 on undistributed foreign earnings as of December 31, 2012.  Subject to limitations, U.S. income tax on such foreign earnings, when actually repatriated, may be reduced or eliminated by unrecognized foreign tax credits that may be generated in connection with the repatriation, or by existing foreign tax credits or other tax attributes for which valuation allowance was released in the fourth quarter of 2012.

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

Foreign Currency

The functional currency of the Company's foreign subsidiaries is the applicable local currency.  The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year.  Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated.  Gains or losses relating to transactions of a long-term investment nature are accumulated in stockholders' equity.  Gains or losses resulting from third-party foreign currency transactions are included in the income statement as a component of other revenues in the consolidated income statement.  Foreign currency net transaction losses were $274, $62 and $113 in 2012, 2011 and 2010, respectively.

Earnings per Common Share

All diluted earnings per share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options and restricted stock units, using the treasury stock method.

For the years ended December 31, 2012, 2011 and 2010, shares of 580,745, 1,839,373, and 1,866,270, respectively, were not included in the calculation of diluted shares outstanding because the effect would be anti-dilutive.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(2)	Summary of Significant Accounting Policies (continued)

Comprehensive Loss

Included within accumulated other comprehensive income/(loss) for the Company are foreign currency translation adjustments, changes in the fair value related to derivative instruments classified as cash flow hedges, net of related tax, and changes in the pensions, net of tax.  Total comprehensive income/(loss) for the years ended December 31, 2012 and 2011 are included in the Statements of Comprehensive Income/(Loss).

The components of accumulated other comprehensive loss in stockholders’ equity are as follows:

	2012	2011

Foreign currency translation	$5,177	$1,111
Unrealized (loss)/gain on hedging contracts, net of tax	(600)	274
Pensions, net of tax	(38,668)	(32,972)
Total	$(34,091)	$(31,587)

(3)	Impact of Recently Issued Accounting Pronouncements

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

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(4)	Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories consist of the following:

	December 31,
	2012	2011

Finished goods	$30,262	$26,885
Work in process	23,533	19,190
Raw materials	12,352	11,261
Supplies	5,074	4,759
Total	$71,221	$62,095

The components of inventory stated above are net of reserves of $11,839 and $11,243 as of December 31, 2012 and 2011, respectively.

(5)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2012	2011

Land	$4,221	$4,147
Buildings and improvements	92,307	89,587
Machinery and equipment	364,370	340,978
Furniture and fixtures	1,813	1,797
Construction in progress	21,382	8,190
Total	484,093	444,699
Accumulated depreciation	(332,278)	(305,071)
Net	$151,815	$139,628

Depreciation expense was $21,528, $22,822 and $21,632 for the years ended December 31, 2012, 2011 and 2010, respectively.  Total capital expenditures in 2012 and 2011 were $29,407 and $15,008, respectively.

(6)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

Balance as of January 1, 2011	$37,694
Translation effect	(963)
Balance as of December 31, 2011	36,731
Translation effect	581
Balance as of December 31, 2012	$37,312

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(6)	Goodwill and Intangible Assets (continued)

Acquired intangible assets, which are amortized, consist of the following:

		As of December 31, 2012
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$4,011	$(552)	$3,459
Customer-related intangibles	10 - 15 years	778	(146)	632
		$4,789	$(698)	$4,091

		As of December 31, 2011
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$3,933	$(344)	$3,589
Customer-related intangibles	10 - 15 years	763	(91)	672
		$4,696	$(435)	$4,261

The change in the gross carrying amount is primarily due to the impact of foreign currency.

Amortization expense amounted to $247, $298 and $196 for the years ended December 31, 2012, 2011 and 2010, respectively.

Amortization expense related to current intangible assets is expected to be approximately $250 in each of the next five years.

(7)	Investments in and Advances to Partially-Owned Affiliates

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

The impact of its ownership stake in Zenara was a loss of $1,976, $1,621 and $286 in 2012, 2011 and 2010, respectively, and is located within “Other expenses/(income)” as “Equity in losses of partially-owned affiliates” in the Company’s income statement.  These amounts include amortization expense of $965, $1,106 and $185 in 2012, 2011 and 2010, respectively, and depreciation expense of $132, $149 and $25 in 2012, 2011 and 2010, respectively.  In 2012, the Company advanced $1,594 to Zenara.

Investments in and advances to partially-owned affiliates also includes a gain of $210 in 2012 related to an investment in a European joint venture.  In 2012, the Company advanced $453 to the European joint venture.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(8)	Accrued Expense and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows:

	December 31,
	2012	2011

Salaries and employee benefits payable	$22,702	$17,650
Taxes payable and related reserves	10,180	7,181
Other	10,962	12,042
Total	$43,844	$36,873

(9)	Income Taxes

Income before income taxes consists of the following:

	December 31,
	2012	2011	2010

Domestic	$13,525	$3,749	$1,199
International	17,843	16,188	13,775
Total	$31,368	$19,937	$14,974

The provision for income taxes consist of the following (benefits)/provisions:

	December 31,
	2012	2011	2010
Current:
Federal	$(177)	$(196)	$(3)
State	4	45	55
International	8,525	7,074	6,778
	8,352	6,923	6,830
Deferred:
Federal	$(36,287)	$204	$204
International	(3,926)	(925)	(1,369)
	(40,213)	(721)	(1,165)
Total	$(31,861)	$6,202	$5,665

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(9)	Income Taxes (continued)

The (benefit)/provision for income taxes differs from the statutory federal income tax rate of 35% for 2012, 2011 and 2010 as follows:

	December 31,
	2012	2011	2010

Income tax provision at U.S federal statutory rate	$10,979	$6,978	$5,241
State and local taxes, net of federal income tax benefits	(1)	14	17
Effect of foreign income taxed at rates other than the U.S. federal statutory rate	(1,780)	469	610
Foreign income inclusions	4,563	8,398	13,869
Tax credits	(177)	(196)	-
Indefinite-lived intangibles	-	204	204
Net change in valuation allowance	(45,105)	(9,546)	(14,246)
Other	(340)	(119)	(30)
Total	$(31,861)	$6,202	$5,665

Foreign income inclusions represent distributions from foreign subsidiaries which gave rise to newly recognized foreign tax credits. The Company utilized fully valued foreign tax credits, alternative minimum tax credits, and research and experimentation tax credits in 2012, prior to the release of the domestic valuation allowance, fully valued foreign tax credits in 2011, and fully valued net operating loss carryforwards and foreign tax credits in 2010, to completely offset any tax impact of the foreign income inclusions.  Net change in the valuation allowance in 2012 includes the fourth quarter benefit of $36,287 for the release of the domestic valuation allowance, the reduction in the domestic valuation allowance, prior to the release, for the utilization of fully valued tax credits to offset U.S. income tax and deferred tax amounts of $8,660, and the reduction in the foreign valuation allowance of $158.

The components of deferred tax assets and liabilities as of December 31, 2012 and 2011 relate to temporary differences and carryforwards as follows:

	December 31,
	2012	2011
Current deferred tax assets:
Inventory	$2,263	$2,281
Legal and related reserves	100	508
Other	121	120
Current deferred tax assets	2,484	2,909
Valuation allowances	(754)	(1,991)
Total current deferred tax assets	$1,730	$918

Current deferred tax liabilities:
Unremitted foreign earnings	$541	$-
Other	2	856
Total current deferred tax liabilities	$543	$856

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(9)	Income Taxes (continued)

	December 31,
	2012	2011
Non-current deferred tax assets:
Foreign tax credit carryforwards	$35,410	$50,936
Environmental	850	1,549
Net capital loss carryforwards (domestic)	31	15
Net operating loss carryforwards (foreign)	902	996
Employee benefits	17,977	17,138
Restructuring	334	18
Research & experimentation tax credit carryforwards	1,681	1,630
Alternative minimum tax credit carryforwards	2,604	3,070
Property, plant and equipment	4,228	3,498
Other	4,432	3,817
Non-current deferred tax assets	68,449	82,667
Valuation allowances	(29,187)	(75,580)
Total non-current deferred tax assets	39,262	7,087

Non-current deferred tax liabilities:
Property, plant and equipment	6,523	7,960
Intangibles and other	9,510	11,558
Foreign tax allocation reserve	2,544	3,812
Total non-current deferred tax liabilities	$18,577	$23,330
Total net non-current deferred tax (assets)/liabilities	$(20,685)	$16,243

The Company establishes a valuation allowance against deferred tax assets when it is more likely than not that the Company will be unable to realize those deferred tax assets in the future. In 2003, the Company’s assessment of the need for a valuation allowance against domestic deferred tax assets considered current and past performance, cumulative losses in recent years from domestic operations, and a shift in the geographic mix of forecasted income.  Considering the pattern of then-recent domestic losses, the Company gave significant weight to projections showing future domestic losses for purposes of assessing the need for a valuation allowance.  This assessment resulted in a determination that it was more likely than not that domestic deferred tax assets would not be realized, and as such, a valuation allowance against net domestic deferred tax assets was recorded.

A sustained period of domestic profitability along with expectations of future domestic profitability of sufficient amounts and character is required before the Company would change its judgment regarding the need for a full valuation allowance against net domestic deferred tax assets. During 2012, the Company noted that it continued to approach three-year cumulative profitability and that it was possible it would conclude by the end of the year that a portion of its domestic deferred tax asset valuation allowance could be reversed in the fourth quarter of 2012.  During the fourth quarter of 2012, the Company completed its long range planning process and all necessary analyses and concluded that its three-year cumulative domestic profitability through the end of 2012 and expectations of future domestic profitability warranted the reversal of all of the domestic valuation allowance attributable to net federal temporary differences, alternative minimum tax credits, and research and experimentation tax credits.  Additionally, the Company released a portion of the domestic valuation allowance attributable to federal foreign tax credits.  These valuation allowance releases resulted in a tax benefit to continuing operations of $36,287.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(9)	Income Taxes (continued)

The Company expects to maintain a partial valuation allowance against its domestic federal foreign tax credits, subject to the consideration of all prudent and feasible tax planning strategies, until such time as the Company attains an appropriate level of future domestic profitability of the appropriate character and in the appropriate taxable years and is able to conclude that it is more likely than not that some portion of the domestic federal foreign tax credits against which the valuation allowance is recorded are realizable.  The Company currently expects to maintain a full valuation allowance against state tax credits and deferred tax assets due to restrictive rules regarding realization.  The Company expects to maintain a full valuation allowance against certain foreign tax assets, primarily NOL carryforwards, until such time as the Company attains an appropriate level of future profitability in the appropriate jurisdictions and is able to conclude that it is more likely than not that its foreign deferred tax assets are realizable.

The domestic valuation allowance for the years ended December 31, 2012, 2011 and 2010 decreased $47,490, increased $304, and decreased $3,891 respectively. The 2012 decrease in the domestic valuation allowance was allocated as follows: The valuation allowance decreased $36,287 for the release of valuation allowance due to domestic profitability, decreased by a net amount of $8,660 for domestic income and deferred tax amounts in continuing operations prior to the release of valuation allowance in the fourth quarter of 2012, and decreased by a net amount of $2,543 for domestic gains and losses included in OCI and discontinued operations. The 2011 increase in the domestic valuation allowance was allocated as follows: The valuation allowance decreased $9,340 for domestic income in continuing operations and increased by a net amount of $9,644 for deferred tax amounts, domestic gains and losses included in OCI and discontinued operations. The 2010 decrease in the domestic valuation allowance was allocated as follows: The valuation allowance decreased $14,321 for domestic income in continuing operations and increased by a net amount of $10,340 for deferred tax amounts, domestic gains and losses included in OCI and discontinued operations.

The foreign valuation allowance for the years ended December 31, 2012, 2011 and 2010 decreased $140, decreased $582, and increased $1,372, respectively.  The 2012 decrease in the foreign valuation allowance was allocated as follows: The valuation allowance decreased $158 for foreign income and increased $18 for deferred tax amounts and currency translation adjustments included in OCI.  The 2011 decrease in the foreign valuation allowance was allocated as follows: The valuation allowance decreased $206 for foreign income and decreased $376 for deferred tax amounts and currency translation adjustments included in OCI. The 2010 increase in the foreign valuation allowance was allocated as follows: The valuation allowance increased $75 for foreign losses and increased $1,297 for deferred tax amounts and currency translation adjustments included in OCI.

Under the tax laws of the various jurisdictions in which the Company operates, NOLs may be carried forward or back, subject to statutory limitations, to reduce taxable income in future or prior years. The domestic federal NOLs and most of the domestic state NOLs were fully utilized during 2010. The foreign NOLs are approximately $3,038, of which $2,347 are attributable to NOLs acquired during 2010. NOLs in most foreign jurisdictions will carry forward indefinitely.

As of December 31, 2012, $35,410 of domestic federal foreign tax credits, $1,681 of research and  experimentation tax credits and $2,604 of alternative minimum tax credits are available as credits against future U.S. income taxes on worldwide income, subject to certain limitations. Under U.S. tax laws, these will expire in 2013 through 2018, 2020 through 2031, and the alternative minimum tax credit carryforwards have no expiration date, respectively. The domestic federal foreign tax credits are partially offset by a valuation allowance.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(9)	Income Taxes (continued)

In 2012 and 2011, the Company repatriated $8,953 and $25,332, respectively, of cash from its foreign subsidiaries in order to reduce its credit and currency exposure for cash held in foreign currencies or in non-U.S. banks by utilizing the excess cash for debt reduction.  The Company utilized fully valued domestic tax credits in 2012 and 2011 to completely offset any tax impact of the foreign inclusions.  Historically, the Company intended to reinvest foreign earnings indefinitely outside of the U.S. and only considered repatriating excess cash from foreign subsidiaries if it could utilize fully valued domestic tax attributes to completely offset any tax expense that would otherwise result.  Unrecognized foreign tax credits and fully valued foreign tax credit carryovers had been available to offset any potential U.S. tax liability.  Therefore, the Company had not provided U.S. federal or state income taxes or foreign withholding taxes on its undistributed earnings from foreign operations as of December 31, 2011.  During the fourth quarter of 2012 the Company completed a detailed forecast of foreign source income by jurisdiction as part of the ongoing process to evaluate its valuation allowance against deferred tax assets.  As part of this process, as well as a continuing desire to limit its exposure for cash held in foreign banks, the Company determined that it is likely that a portion of the undistributed earnings of its foreign subsidiaries will be repatriated to the U.S. in the future.  Accordingly, the Company has changed its indefinite reinvestment assertion and provided a deferred tax liability of $541 on undistributed foreign earnings as of December 31, 2012. Subject to limitations, U.S. income tax on such foreign earnings, when actually repatriated, may be reduced or eliminated by unrecognized foreign tax credits that may be generated in connection with the repatriation, or by existing foreign tax credits or other tax attributes for which a valuation allowance was released in the fourth quarter of 2012.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2012, 2011 and 2010:

	2012	2011	2010

Balance at January 1	$4,328	$4,085	$4,598
Gross increases related to current period tax positions	348	317	236
Gross increases/(decreases) related to prior period tax positions	(483)	95	(303)
Expirations of statute of limitations for the assessment of taxes	(113)	(38)	(161)
Settlements	(175)	-	-
Foreign currency translation	62	(131)	(285)
Balance at December 31	$3,967	$4,328	$4,085

Of the total balance of unrecognized tax benefits at December 31, 2012, $3,967, if recognized, would affect the effective tax rate.

Gross interest and penalties at December 31, 2012, 2011 and 2010 of $4,511, $3,427 and $3,160, respectively, related to the above unrecognized tax benefits are not reflected in the table above.  In 2012, 2011 and 2010, the Company accrued $985, $328 and $343, respectively, of interest and penalties in the income statement.  Consistent with prior periods, the Company recognizes interest and penalties within its income tax provision.

Tax years 2007 and forward in the U.S. are open to examination by the IRS.  The Company is also subject to examinations in its non-U.S. jurisdictions for 2007 and later years.

The Company is also subject to audits in various states for various years in which it has filed income tax returns.  Previous state audits have resulted in immaterial adjustments.  In the majority of states where the Company files, the Company is subject to examination for tax years 2008 and forward.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(9)	Income Taxes (continued)

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued two formal assessments against the subsidiary.  In 2010, the Company filed appeals to litigate the matter.  The first court date related to this matter was held in 2011, after which the court issued its ruling in favor of the Company.  The tax authorities appealed this ruling and the appeals court also ruled in the Company’s favor in the fourth quarter of 2012, however this ruling only applies to the smaller of the two assessments.  The first court date for the larger of the two assessments was held in September 2012, and the Company had not yet received the court’s ruling.  In 2012 the Company increased its reserve for unrecognized tax benefits for this matter by $664, including $116 of foreign currency translation, primarily due to a change in the potential penalties that could be levied against the Company.  The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may be subject to further appeals, and as such the final date of resolution of this matter is uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $6,000, including penalties and interest.  If the court rules against the Company in subsequent court proceedings, a payment for a substantial portion of the judgment, including any penalties and interest, will be due immediately while the case is appealed.  The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

In the next twelve months, other than as noted above, the Company may increase its reserve for unrecognized tax benefits for intercompany transactions and acquired tax attributes by approximately $500.  This could affect the effective tax rate.

(10)	Long-term Debt

In November 2011, the Company entered into a $250,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”) which expires in November 2016.  The Company pays interest on this Credit Facility at LIBOR plus 1.75% - 2.50% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios.  The Company was in compliance with all financial covenants at December 31, 2012.   As of December 31, 2012, there was $64,000 outstanding on the Credit Facility.  As of December 31, 2011, there was $98,000 outstanding on the Credit Facility.  The 2012 and 2011 weighted average interest rate for long-term bank debt was 2.2% and 1.6%, respectively.

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

Foreign Currency Forward Contracts

The Company periodically enters into foreign currency forward contracts to hedge forecasted cash flows associated with foreign currency transaction exposures, as deemed appropriate.  This hedging strategy mitigates some of the impact of short-term foreign exchange rate movements on the Company's local operating results primarily in Sweden and Italy.  The Company's primary market risk relates to exposures to foreign currency exchange rate fluctuations on transactions entered into by these international operations that are denominated primarily in U.S. dollars, Swedish krona and Euros.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(11)	Derivatives and Hedging Activities (continued)

The Company's foreign currency forward contracts substantially offset gains and losses on the transactions being hedged.  Foreign currency forward contracts outstanding during the year had varying maturities with none exceeding twelve months.

All foreign currency forward contracts outstanding during the year had been designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives were not included in earnings but were included in accumulated other comprehensive (loss)/income (“AOCI”).  Changes in the fair value of the derivative instruments reported in AOCI were recorded into earnings as a component of product revenue or expense, as applicable, when the forecasted transaction occurred.  The ineffective portion of all hedges was recognized in current-period earnings and was immaterial to the Company's financial results.

The notional amounts of foreign exchange forward contracts were $11,005 at December 31, 2011.  There were no foreign currency forward contracts outstanding at December 31, 2012.

Included in AOCI is the fair value of the Company’s foreign currency forward contracts which was a gain of $380 as of December 31, 2011.   The gain is located under the caption “Prepaid expenses and other current assets” on the balance sheet as of December 31, 2011.

Interest Rate Swap

The Company entered into an interest rate swap in March 2012 to reduce the impact of changes in interest rates on its floating rate debt.  The swap is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount.

The swap contract outstanding at December 31, 2012 has been designated as a cash flow hedge and, accordingly, changes in the fair value of this derivative is not recorded in earnings but are recorded each period in AOCI and reclassified into earnings as interest expense in the same period during which the hedged transaction affects earnings.  The ineffective portion of all hedges is recognized in earnings and has been immaterial to the Company's financial results.

As of December 31, 2012, the interest rate swap had a notional value of $60,000, at a fixed rate of 0.92%, maturing in September 2015.  The fair value of this swap is based on quoted market prices and was in a loss position of $930 at December 31, 2012.  This loss is reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities.”  The Company did not have any interest rate swaps outstanding at December 31, 2011.

Assuming current market conditions continue, a loss of $419 is expected to be reclassed out of AOCI into earnings within the next 12 months.

Refer to Note 12 to the Company’s consolidated financial statements for the summary table containing the fair value of the Company’s financial instruments.

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

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(12)	Fair Value Measurements (continued)

The following tables provide the assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2012 and 2011:

		Fair Value Measurements at December 31, 2012 using:
Description	Total	(Level 1)	(Level 2)	(Level 3)

Interest rate swap, liabilities	$(930)	$-	$(930)	$-
Total	$(930)	$-	$(930)	$-

		Fair Value Measurements at December 31, 2011 using:
Description	Total	(Level 1)	(Level 2)	(Level 3)

Foreign currency forwards, assets	$380	$-	$380	$-
Total	$380	$-	$380	$-

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at current market interest rates using observable benchmarks for the LIBOR forward rates at the end of the period.

The Company’s foreign currency forward contracts are measured at fair value using observable market inputs such as forward rates, the Company’s credit risk and its counterparties’ credit risks. Based on these inputs, foreign currency forward contracts are classified within Level 2 of the valuation hierarchy. Based on the Company’s continued ability to enter into forward contracts, the Company considers the markets for its fair value instruments to be active.

As of December 31, 2012, there had not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk.  Similarly, there had not been any significant adverse impact to the Company’s derivative assets based on the Company’s evaluation of its counterparties’ credit risks.

The Company’s financial instruments also include cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities.  The carrying amount of these instruments approximates fair value because of their short-term nature.  The carrying amount of the Credit Facility approximates fair value because the debt is based on current rates at which the Company could borrow funds with similar maturities.

Refer to Note 11 to the Company’s consolidated financial statements for further disclosures on the Company’s financial instruments.

(13)	Stockholders' Equity

The Company has two classes of common shares, Common Stock and Nonvoting Common Stock.  Authorized shares of Common Stock were 100,000,000 at December 31, 2012 and 2011.  Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 2012 and 2011. Nonvoting Common Stock with a par value of $0.10 has equal rights with Common Stock, with the exception of voting power.  Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock.  As of December 31, 2012 and 2011, no shares of Nonvoting Common Stock were outstanding.  The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors.  At December 31, 2012 and 2011, there was no preferred stock outstanding.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(13)	Stockholders' Equity (continued)

The Company held treasury shares of 1,795,082 and 1,866,258 at December 31, 2012 and 2011, respectively, which are primarily used for issuance to employee compensation plans.

At December 31, 2012 there were 439,608 authorized shares of Common Stock reserved for issuance through equity compensation plans.

(14)	Restructuring Expenses

During 2010, the Company finalized a plan to restructure its operations at a manufacturing site which resulted in a reduction in workforce of 32 employees.  The plan included certain one-time benefits for terminated employees, all of which will be paid in cash.  Costs related to this transaction are recorded as “Restructuring expenses” in the income statement.  As of December 31, 2012 the balance in this reserve was negligible.

(15)	Stock Based Compensation

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for the stock options granted to employees for the years ended December 31, 2012, 2011 and 2010 were $7.14, $3.18 and $2.45, respectively.

The following assumptions were used in determining the fair value of stock options for grants issued in 2012, 2011 and 2010:

	2012	2011	2010

Expected volatility	71.84%	68.91%-71.53%	66.48%-68.13%
Expected term	4.75 years	4.75 years	4.75 years
Risk-free interest rate	0.66%	1.02%-2.00%	1.25%-2.52%

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

For 2012, 2011, and 2010, the Company recorded $1,303, $1,028 and $1,072, respectively, in selling, general and administrative expenses for stock options.  As of December 31, 2012, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $4,318.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.7 years.

Cambrex senior executives, until 2010, participated in an executive incentive plan which rewarded achievement with restricted stock units.  Members of the Cambrex Board of Directors currently participate in an incentive plan which rewards service with restricted stock units.  Awards are made annually and vest over six months.  On the six month anniversary of the grant, restrictions on sale or transfer are removed and shares are issued to the Directors.  In the event of termination of service or retirement, the participant is entitled to the vested portion of the restricted stock units and forfeits the remaining amount.  These awards are classified as equity awards.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(15)	Stock Based Compensation (continued)

For 2012, 2011, and 2010, the Company recorded $446, $497, and $645, respectively, in selling, general and administrative expenses for restricted stock units.  As of December 31, 2012, the total compensation cost related to unvested restricted stock units granted but not yet recognized was $27. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.1 years.

The Company grants equity-settled performance shares (“PSs”) to certain executives.  PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the relative revenue and EBITDA growth of the members of a specified peer group of companies typically over a three year performance period.  The peer group consists of publicly-traded life sciences companies competing in the same industry as the Company.  For 2012, 2011 and 2010, the Company recorded $53, $40 and $157, respectively, in selling, general and administrative expense related to these PS awards.

The Company grants cash-settled performance share units (“PSUs”) to certain executives.  PSU awards provide the recipient the right to receive the cash value of a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the relative revenue and EBITDA growth of the members of a specified peer group of companies typically over a three year performance period.  The peer group consists of publicly-traded life sciences companies competing in the same industry as the Company.  For 2012, 2011 and 2010, the Company recorded $1,529, $415 and $78, respectively, in selling, general and administrative expenses for PSU awards.  The increase is primarily the result of the Company’s recent performance compared to the peer group and the Company’s higher share price.

The following table is a summary of the Company’s stock option activity issued to employees and related information:

		Weighted Average
	Number of Shares	Exercise Price	Options Exercisable

Outstanding at December 31, 2010	1,853,793	$7.51	863,623

Granted	586,000	5.55
Exercised	(31,500)	4.61
Forfeited or expired	(118,420)	14.80

Outstanding at December 31, 2011	2,289,873	6.67	1,122,122

Granted	392,400	12.46
Exercised	(263,092)	5.15
Forfeited or expired	(154,782)	18.72

Outstanding at December 31, 2012	2,264,399	7.02
Exercisable at December 31, 2012	1,234,623	$6.12

The aggregate intrinsic value for all stock options exercised for the years ended December 31, 2012 and 2011 was $1,658 and $70, respectively, and negligible for 2010.  The aggregate intrinsic values for all stock options outstanding and exercisable as of December 31, 2012 were $10,517 and $6,719, respectively.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(15)	Stock Based Compensation (continued)

A summary of the Company’s nonvested stock options and restricted stock activity is presented below:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value

Nonvested at December 31, 2010	990,170	$2.57	105,324	$6.17

Granted	586,000	3.18	61,072	5.24
Vested during period	(370,919)	2.51	(107,497)	5.99
Forfeited	(37,500)	2.89	-	-

Nonvested at December 31, 2011	1,167,751	2.89	58,899	5.54

Granted	392,400	7.14	43,422	6.82
Vested during period	(491,875)	2.62	(71,176)	6.23
Forfeited	(38,500)	3.25	-	-

Nonvested at December 31, 2012	1,029,776	$4.62	31,145	$5.76

(16)	Retirement Plans

Domestic Pension Plan

The Company maintains a defined-benefit pension plan (“Domestic Pension Plan”) for certain salaried and certain hourly employees.  Benefits are based on salary and years of service or negotiated benefits for employees covered by a collective bargaining agreement.  The Company's policy is to fund pension costs to the full extent required by the Internal Revenue Code.  The Company also has a Supplemental Executive Retirement Plan (“SERP”) for key executives.  This plan is non-qualified and unfunded.  Benefits accruing under both plans were frozen as of August 31, 2007.  In July 2008, the Board of Directors of the Company amended the SERP to allow for lump sum payments effective January 1, 2009.  The lump sum value as of January 1, 2009 will be paid in 10 equal actuarial equivalent installments.

International Pension Plans

A foreign subsidiary of the Company maintains a pension plan (“International Pension Plan”) for its employees that conforms to the common practice in that country.  Based on local laws and customs, this plan is unfunded.

Savings Plan

Cambrex makes available to all domestic employees a savings plan.  Employee contributions are matched in part by Cambrex.  The cost of this plan amounted to $733, $604 and $649 in 2012, 2011 and 2010, respectively.

Other

The Company has a non-qualified Deferred Compensation Plan for Key Executives (“The Plan”).  Under this Plan, officers and key employees may elect to defer all or any portion of their pre-tax earnings or elect to defer receipt of the Company’s stock which would otherwise have been issued upon the exercise of the Company’s options.  Included within other liabilities at December 31, 2012 and 2011 is $1,118 and $1,230, respectively, representing the Company’s obligation under the plan.  The Company invests in certain mutual funds and as such, included within other assets at December 31, 2012 and 2011 is $1,118 and $1,230, respectively, representing the fair value of these funds.  The fair values of these mutual funds are based on quoted market prices in active markets (Level 1).  The number of Cambrex shares held in trust under this plan as of December 31, 2012 and 2011 were 49,121, and are included as a reduction of equity.  The value of the shares held in trust and the corresponding liability of $559 and $353 at December 31, 2012 and 2011, respectively, have also been recorded in equity.  The Plan is not funded by the Company, but the Company has established a Deferred Compensation Trust Fund which holds the shares issued. Effective December 2011 the Board of Directors suspended employee contributions to this Plan.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(16)	Retirement Plans (continued)

The benefit obligations as of December 31, 2012 and 2011 are as follows:

	Pension Plans
	Domestic		SERP		International
	2012	2011	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation, beginning of year	$75,430	$66,268	$4,153	$5,139	$23,020	$20,877
Service cost	-	-	-	-	660	611
Interest cost	3,284	3,462	85	150	795	944
Actuarial loss	4,699	8,904	88	90	1,852	2,034
Benefits paid	(3,455)	(3,204)	(636)	(1,226)	(755)	(744)
Currency translation affect	-	-	-	-	1,461	(702)
Benefit obligation, end of year	$79,958	$75,430	$3,690	$4,153	$27,033	$23,020

The plan assets and funded status of the Domestic Pension Plan as of December 31, 2012 and 2011 are as follows:

	2012	2011
Change in plan assets
Fair value of plan assets, beginning of period	$49,104	$47,323
Actual return on plan assets	5,945	619
Contributions	2,306	4,366
Benefits paid	(3,455)	(3,204)
Fair value of plan assets, end of period	$53,900	$49,104

Unfunded status	(26,058)	(26,326)
Accrued benefit cost, end of period	$(26,058)	$(26,326)

The unfunded status of the SERP was ($3,690) and ($4,153) as of December 31, 2012 and 2011, respectively.  The unfunded status of the International Pension Plan was ($27,033) and ($23,020) as of December 31, 2012 and 2011, respectively.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(16)	Retirement Plans (continued)

The amounts recognized in AOCI as of December 31, 2012 and 2011 consist of the following:

	Pension Plans
	Domestic		SERP		International
	2012	2011	2012	2011	2012	2011

Actuarial loss	$32,646	$31,083	$958	$946	$7,354	$5,658
Prior service cost/(benefit)	-	60	287	344	(31)	(38)
	$32,646	$31,143	$1,245	$1,290	$7,323	$5,620

The components of net periodic benefit cost are as follows:

	Pension Plans
	Domestic			SERP			International
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost
Service cost	$-	$-	$-	$-	$-	$-	$660	$611	$577
Interest cost	3,284	3,462	3,519	85	150	200	795	944	857
Expected return on plan assets	(3,674)	(3,787)	(3,177)	-	-	-	-	-	-
Amortization of prior service cost/(benefit)	60	436	436	57	57	57	(7)	(7)	176
Recognized actuarial loss	864	458	429	76	49	33	200	111	102
Net periodic benefit cost	$534	$569	$1,207	$218	$256	$290	$1,648	$1,659	$1,712

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2013 are as follows:

	Pension Plans

	Domestic	SERP	International
Actuarial loss	$937	$99	$284
Prior service cost/(benefit)	-	57	(7)
Total	$937	$156	$277

Major assumptions used in determining the benefit obligations are presented in the following table:

	2012	2011

Discount rate:
Domestic Pension Plan	3.90%	4.45%
SERP	1.35%	2.40%
International Pension Plan	3.40%	4.40%

Rate of compensation increase:
International Pension Plan	2.40%	2.80%

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(16)	Retirement Plans (continued)

Major assumptions used in determining the net benefit cost are presented in the following table:

	2012	2011	2010

Discount rate:
Domestic Pension Plan	4.45%	5.35%	5.90%
SERP	2.40%	3.40%	4.15%
International Pension Plan	3.40%	4.40%	4.70%

Expected return on plan assets:
Domestic Pension Plan	7.50%	7.50%	7.50%

Rate of compensation increase:
International Pension Plan	2.40%	2.80%	3.00%

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

The aggregate Accumulated Benefit Obligation (“ABO”) of $79,958 exceeds plan assets by $26,058 as of December 31, 2012 for the Domestic Pension Plan.  The aggregate ABO is $25,946 for the International Pension Plan as of December 31, 2012.  The International Pension Plan is unfunded.

The Company expects to contribute approximately $985 in cash to the Domestic Pension Plan in 2013.  The Company does not expect to contribute cash to its International Pension Plan in 2013.

The following benefit payments are expected to be paid out of the plans:

	Pension Plans
	Domestic	SERP	International

2013	$3,201	$636	$771
2014	$3,434	$636	$772
2015	$3,435	$636	$780
2016	$3,408	$636	$784
2017	$3,560	$636	$807
2018-2022	$19,994	$636	$5,162

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

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(16)	Retirement Plans (continued)

The fair values of the Company’s pension plan assets by asset category are as follows:

		Fair Value Measurements at December 31, 2012 using:
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. companies	$19,238	$-	$19,238	$-
International companies	10,337	-	10,337	-
U.S. fixed income	17,625	-	15,465	2,160
Commodities	4,131	-	4,131	-
TIPS	2,569	-	2,569	-
	$53,900	$-	$51,740	$2,160

		Fair Value Measurements at December 31, 2011 using:
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. companies	$17,403	$-	$17,403	$-
International companies	9,481	-	9,481	-
U.S. fixed income	16,136	-	14,036	2,100
Commodities	3,756	-	3,756	-
TIPS	2,328	-	2,328	-
	$49,104	$-	$47,004	$2,100

The following table sets forth a summary of the changes in the fair value of the Domestic Plan’s Level 3 assets, which are annuity contracts with an insurance company, for the year ended December 31, 2012:

Group Annuity Contract

Balance at December 31, 2011	$2,100
Actual return on plan assets:
Relating to assets still held at the reporting date	113
Purchases, issuances, and settlements	(53)
Balance at December 31, 2012	$2,160

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(17)	Foreign Operations and Sales

The following summarized data represents the gross sales and long lived assets for the Company’s domestic and foreign entities for 2012, 2011 and 2010:

	Domestic	Foreign	Total
2012
Gross sales	$109,729	$168,202	$277,931
Long-lived assets	44,085	149,133	193,218

2011
Gross sales	$83,407	$171,068	$254,475
Long-lived assets	34,885	145,735	180,620

2010
Gross sales	$71,363	$155,073	$226,436
Long-lived assets	36,691	156,173	192,864

Export sales, included in domestic gross sales, in 2012, 2011 and 2010 amounted to $32,872, $31,605, and $18,529, respectively.

Sales to geographic area consist of the following:

	2012	2011	2010

Europe	$150,678	$156,814	$127,009
North America	105,439	75,979	78,497
Asia	12,827	10,448	12,554
Other	8,987	11,234	8,376
Total	$277,931	$254,475	$226,436

One customer, Gyma, a distributor representing multiple customers, accounted for 12.5%, 10.8% and 12.8% of consolidated gross sales for 2012, 2011 and 2010, respectively.

(18)	Commitments

The Company has operating leases expiring on various dates through the year 2019.  The leases are primarily for the rental of office space, office and laboratory equipment and vehicles.  At December 31, 2012, future minimum commitments under non-cancelable operating lease arrangements were as follows:

Year ended December 31:
2013	$995
2014	846
2015	671
2016	502
2017	499
2018 and thereafter	539
Total commitments	$4,052

Total operating lease expense was $815, $644 and $2,027 for the years ended December 31, 2012, 2011 and 2010, respectively.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(18)	Commitments (continued)

The Company is party to several unconditional purchase obligations resulting from contracts that contain legally binding provisions with respect to quantities, pricing and timing of purchases.  The Company’s purchase obligations mainly include commitments to purchase utilities.  At December 31, 2012, future commitments under these obligations were as follows:

Year ended December 31:
2013	$2,557
2014	1,708
2015	-
2016	-
2017	-
Total commitments	$4,265

(19)	Contingencies

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

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of applicable sites.  These reserves were $5,096 and $7,786 at December 31, 2012 and 2011, respectively.  The decrease in the reserve includes payments of $4,209 partially offset by adjustments to reserves of $1,422 and the impact of currency translation of $97.  The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information become available.  Based upon available information and analysis, the Company's current reserve represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for current investigation fees where full investigation and remediation costs may not be estimable at the reporting date.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(19)	Contingencies (continued)

CasChem

As a result of the sale of the Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company intends to continue implementing a sampling plan at the property in 2013 pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs.  As of December 31, 2012, the Company’s reserve was $184 to cover costs associated with current investigative work.

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and a proposed remediation plan to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP subsequently rejected the remediation plan and requested additional investigative work at the site and that work is on-going.  The reserve was $767 at December 31, 2012, which was based on the initial remedial action plan.  The results of the additional investigative work may impact the remediation plan and costs.

Additionally, the Company has a reserve of $836 for the Cosan Carlstadt, New Jersey site based on the investigations completed to date and the proposed remediation plan submitted to the NJDEP for its approval. The NJDEP has subsequently required the Company to perform additional investigative work prior to approval of the remediation plan.  The results of this additional investigative work may impact the remediation plan and costs.  The NJDEP has advised the Company that the site is now placed in the NJDEP’s private oversight program.  Under the private oversight program, the Company has continued with the investigative plan in 2012.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey.  These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek site. The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement (“Agreement”) and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with the other PRPs in the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs.  As of December 31, 2012, the Company’s reserve was $211 to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is ongoing and at this time it is too early to predict the extent of additional liabilities.

Maybrook and Harriman Sites

The Company’s Nepera, Inc. subsidiary (“Nepera”) is named a PRP of the Maybrook site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986.  The USEPA also issued the Company a Notice of Potential Liability and the Company signed a consent decree to complete the Record of Decision (“ROD”) and has provided the USEPA with appropriate financial assurance to guarantee the obligation under the consent decree.  The PRPs began to implement a soil remedial action at this site in the third quarter of 2011 which was completed in 2012 pending approval by the USEPA.  The completion of this project resulted in an additional expense of $962 recorded in discontinued operations in 2012.

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

In December 2010, the NYSDEC notified the Company, Pfizer, ELT and former owner Vertellus Specialties Holdings that NYSDEC intended to implement a site-wide re-characterization of the Harriman site under a single, new Administrative Consent Order.  This development may lead to increased liabilities for the Company, in which case, the Company intends to pursue available indemnities against other parties under contract and common law.  There are on-going discussions between the NYSDEC and all parties to try to resolve this matter.  To date, negotiations have been unsuccessful in fully resolving disputes as to which parties may be responsible for different remediation activities at the Harriman site.  As of December 31, 2012, the reserve recorded by the Company for the Harriman site was $300, which represents the Company’s best estimate to complete the 1997 ROD.

Scientific Chemical Processing (“SCP”) Superfund Site

Nepera was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, in the early 1980’s along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from Nepera.  The PRPs are in the process of implementing a final remedy at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). For over a decade, the remediation has been funded by de minimus settlements and by the insurers of the SCP Superfund site’s owners and operators.  However, due to an unexpected increase in remediation costs at the site and costs to contribute to the Berry’s Creek investigation, the PRP group has approved the assessment of an additional cash contribution by the PRP group.  While the Company continues to dispute the methodology used by the PRP group to arrive at its allocation for the cash contribution, the Company has paid the initial funding requests.  The Company does not currently maintain a reserve for the SCP Superfund site.  Costs associated with remediation at the site, and SCP’s current allocation of Berry’s Creek investigative costs are each expected to be communicated to the Company by SCP in 2013.

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

All cases have been resolved except for one brought by four health care insurers. In the remaining case, the District Court entered judgment after trial in 2008 against Mylan, Gyma and Cambrex in the total amount of $19,200, payable jointly and severally, and also a punitive damage award against each defendant in the amount of $16,709.  In addition, at the time, the District Court ruled that the defendants were subject to a total of approximately $7,500 in prejudgment interest.  The case is currently pending before the District Court following a January 2011 remand by the Court of Appeals where briefing related to whether the court has jurisdiction over certain self-funded customer plaintiffs is ongoing.

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

Additionally, as permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's, director's or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that covers a portion of any potential exposure.  The Company currently believes the estimated fair value of its indemnification agreements is not material based on currently available information, and as such, the Company had no liabilities recorded for these agreements as of December 31, 2012.

Cambrex's subsidiaries are party to a number of other proceedings that are not considered material at this time.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in thousands, except per share data)

(20)	Discontinued Operations

For 2012, the Company recorded pre-tax charges of $1,425, reduced by a tax benefit of $499, for environmental remediation related to sites of divested businesses as discontinued operations.  For 2011, the Company recorded pre-tax charges of $2,851 for environmental remediation, net of insurance proceeds, related to sites of divested businesses as discontinued operations.  For 2010, the Company recorded a benefit of $1,652 as a result of the expiration of a contingent liability, pre-tax charges of $1,144 for environmental remediation, net of insurance proceeds, and $170 for a workers’ compensation claim, all related to sites of divested businesses as discontinued operations.

Index

CAMBREX CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL AND SUPPLEMENTARY DATA - UNAUDITED
(in thousands, except share and per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter (1)
2012
Gross sales	$70,559	$77,142	$59,841	$70,389
Net revenues	70,228	77,133	59,210	69,930
Gross profit	22,428	28,445	18,531	21,083
Income from continuing operations	7,038	9,928	2,021	44,242
Loss from discontinued operations (2)	-	-	(332)	(594)
Net income	7,038	9,928	1,689	43,648

Earnings per share of common stock:(3)
Basic	0.24	0.34	0.06	1.46
Diluted	0.24	0.33	0.06	1.42
Average shares:
Basic	29,602	29,623	29,711	29,874
Diluted	29,886	29,912	30,587	30,717

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2011
Gross sales	$61,654	$67,484	$58,203	$67,134
Net revenues	60,585	68,382	59,155	67,531
Gross profit	17,455	19,057	17,829	19,743
Income from continuing operations	2,855	4,757	3,094	3,029
Loss from discontinued operations (2)	(146)	-	(333)	(2,288)
Net income	2,709	4,757	2,761	741

Earnings per share of common stock:(3)
Basic	0.09	0.16	0.09	0.03
Diluted	0.09	0.16	0.09	0.02
Average shares:
Basic	29,448	29,419	29,483	29,520
Diluted	29,518	29,493	29,528	29,711

(1)	Income from continuing operations includes the reversal of a valuation allowance on deferred tax assets of $36,287 and the impact on deferred taxes of a statutory rate change of $1,328.

(2)	Discontinued operations includes charges for environmental remediation related to sites of divested businesses.

(3)
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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Index

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2012.  Effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere herein.

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

Item 9B	Other Information.

None.

Index

PART III

Item 10	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

The following table lists the officers of the Company:

Name	Age	Office

Steven M. Klosk (i) (ii)	55	President, Chief Executive Officer

Shawn P. Cavanagh (i) (ii)	46	Executive Vice President and Chief Operating Officer

James G. Farrell (ii)	46	Vice President and Corporate Controller

William M. Haskel (i) (ii)	51	Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer

Paolo Russolo (i)	68	President, Cambrex Profarmaco Milano

Gregory P. Sargen (i) (ii)	47	Executive Vice President and Chief Financial Officer

(i)  Executive Officer             (ii) Corporate Officer

The Company's corporate officers are appointed by the Board of Directors and serve at the Board's discretion.

Mr. Klosk joined Cambrex in October 1992 and has served as President and Chief Executive Officer since May 2008.  He also became a member of the Board of Directors in May 2008.  Mr. Klosk joined the Company as Vice President, Administration.  He was appointed Executive Vice President, Administration in October 1996 and was promoted to the position of Executive Vice President, Administration and Chief Operating Officer for the Cambrex Pharma and Biopharmaceutical Business Unit in October 2003.  In January 2005, Mr. Klosk assumed direct responsibility for the leadership of the Biopharmaceutical Business Unit as Chief Operating Officer.  In August 2006, Mr. Klosk assumed the responsibility of the Pharma business as Executive Vice President and Chief Operating Officer – Biopharma & Pharma and in February 2007 was appointed to Executive Vice President, Chief Operating Officer and President, Pharmaceutical Products and Services.  From 1988 until he joined Cambrex, Mr. Klosk was Vice President, Administration and Corporate Secretary for The Genlyte Group, Inc.  From 1985 to 1988, he was Vice President, Administration for Lightolier, Inc., a subsidiary of The Genlyte Group, Inc.

Mr. Cavanagh joined Cambrex in January 2011 and currently serves as Executive Vice President and Chief Operating Officer.  From 2007 to 2009 Mr. Cavanagh was with Lonza, which purchased Cambrex Bioproducts, most recently as President of Lonza Bioscience.   From 1999 to 2007, Mr. Cavanagh was with Cambrex Bioproducts.  While at Cambrex Bioproducts, Mr. Cavanaugh held several positions including President of Cambrex Bioproducts.  Prior to joining Cambrex Bioproducts, Mr. Cavanagh held various management and engineering positions with FMC Corporation.  Mr. Cavanagh currently serves on the Board of Directors of Thorpewood Inc., a small non-profit organization focusing on serving at-risk youth.

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

The remaining information required by this item will be included in the 2013 Proxy Statement and is incorporated herein by reference.

Item 11	Executive Compensation.

The remaining information required by this item will be included in the 2013 Proxy Statement and is incorporated herein by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The remaining information required by this item will be included in the 2013 Proxy Statement and is incorporated herein by reference.

Item 13	Certain Relationships and Related Transactions and Director Independence.

The remaining information required by this item will be included in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14	Principal Accountant Fees and Services.

The remaining information required by this item will be included in the 2013 Proxy Statement and is incorporated herein by reference.

Index

PART IV

Item 15	Exhibits and Financial Statement Schedules.

(a)	1.	The following consolidated financial statements of the Company are filed as part of this report:

2.     (i)  The following schedule to the consolidated financial statements of the Company as filed herein and the Report of Independent Registered Public Accounting Firms are filed as part of this report.

Page Number
(in this report)

Schedule II – Valuation and Qualifying Accounts	79

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

3.     The exhibits filed in this report are listed in the Exhibit Index on pages 81-84.

Index

SCHEDULE II
CAMBREX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
		Charged/	Charged/
	Balance	(Credited) to	(Credited) to		Balance
	Beginning	Cost and	Other		End of
	of Year	Expenses	Accounts	Deductions	Year
Description
Year ended December 31, 2012:
Doubtful trade receivables and returns and allowances	$450	$193	$12	$3	$652
Deferred tax valuation allowance	77,571	(45,105)	(2,525)	-	29,941
Year ended December 31, 2011:
Doubtful trade receivables and returns and allowances	$1,083	$(103)	$(39)	$491	$450
Deferred tax valuation allowance	77,849	(9,546)	9,268	-	77,571
Year ended December 31, 2010:
Doubtful trade receivables and returns and allowances	$627	$478	$(22)	$-	$1,083
Deferred tax valuation allowance	80,368	(14,246)	11,727	-	77,849

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/ Gregory P. Sargen
Gregory P. Sargen
Executive Vice President and Chief Financial Officer

Date: February 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	STEVEN M. KLOSK	President and Chief Executive Officer,	February 7, 2013
	Steven M. Klosk	and Director

/s/	GREGORY P. SARGEN	Executive Vice President and Chief Financial	February 7, 2013
	Gregory P. Sargen	Officer (Principal Financial Officer
and Accounting Officer)

/s/	JOHN R. MILLER	Chairman of the Board of Directors	February 7, 2013
John R. Miller

/s/	SHLOMO YANAI	Vice Chairman of the Board of Directors	February 7, 2013
Shlomo Yanai

/s/	ROSINA B.DIXON	Director	February 7, 2013
Rosina B. Dixon, M.D.

/s/	KATHRYN RUDIE HARRIGAN	Director	February 7, 2013
Kathryn Rudie Harrigan, PhD

/s/	LEON J. HENDRIX, JR.	Director	February 7, 2013
Leon J. Hendrix, Jr.

/s/	ILAN KAUFTHAL	Director	February 7, 2013
Ilan Kaufthal

/s/	WILLIAM KORB	Director	February 7, 2013
William Korb

/s/	PETER G. TOMBROS	Director	February 7, 2013
Peter G. Tombros

Index

EXHIBIT INDEX

Exhibit No.		Description

2.1	--
Agreement for the sale and purchase of the entire issued share capital in each of Zenara Pharma Limited and Zenara Pharma Private Limited dated November 2, 2010, between Camzena Holdings Limited, NuLife (Cyprus) Limited, Ashok Srinivasan Narasimhan, Pradip Khodidas Dhamecna, Cambrex Corporation, Zenara Pharma Limited and Zenara Pharma Private Limited.(W).

2.2	--	Asset purchase agreement dated as of August 7, 2003 between Rutherford Acquisition Corporation and Cambrex Corporation and The Sellers listed in the asset Purchase agreement.(U).

2.3	--	Stock Purchase Agreement dated October 23, 2006 between Lonza America Inc., Lonza Bioproducts AG, Lonza Sales AG, Lonza Group Limited and Cambrex Corporation and Subsidiaries.(P – Exhibit 10.1).

3.1	--	Restated Certificate of Incorporation of Registrant, as amended.(AA).

3.2	--	By Laws of registrant, as amended.(AA).

4.1	--	Form of Certificate for shares of Common Stock of registrant.(A - Exhibit 4(a)).

10.1	--	2009 Long-Term Incentive Plan (as amended and restated as of April 28, 2011).(F).

10.2	--	Directors’ Compensation Program.(Q).

10.4	--	William H. Haskel Offer of Employment Letter dated June 3, 2011.(Z).

10.5	--	Form of Performance Share Agreement.(E).

10.7	--
Credit Agreement dated November 2, 2011 between Cambrex Corporation, the subsidiary borrowers party hereto, the subsidiary guarantors party hereto, the lenders party hereto and JP Morgan Chase Bank, N.A., as Administrative Agent.(R).

10.8	--
Settlement Agreement and Release and Environmental Escrow Agreement dated July 30, 2007 between Rutherford Chemicals LLC, Vertellus Specialties Holdings UK Ltd. (formerly Rutherford Chemicals UK Ltd.), Vertellus Specialties UK Ltd. (formerly Seal Sands Chemicals Ltd.), and Vertellus Specialties Holdings Corp. (formerly Rutherford Chemicals Holdings Corp.), and Cambrex Corporation, Nepera, Inc., CasChem Inc., Zeeland Chemicals, Inc., Nepcam, Inc., and Cambrex Ltd.(V).

10.9	--	Shawn P. Cavanagh Offer of Employment Letter.(X).

10.10	--	Supplemental Executive Retirement Plan Change of Control Amendment.(T).

10.11	--	Employment Agreement dated January 17, 2011 between the registrant and Shawn P. Cavanagh.(X).

10.12	--	1994 Stock Option Plan.(C).

10.13	--	1996 Performance Stock Option Plan.(G).

10.14	--	1998 Performance Stock Option Plan.(H).

10.15	--	2000 Employee Performance Stock Option Plan.(H).

10.16	--	Cambrex Corporation Savings Plan.(B).

10.17	--	Cambrex Corporation Supplemental Retirement Plan.(D).

10.18	--	Employment Agreement dated February 6, 2007 between the registrant and Gregory P. Sargen.(S).

10.19	--	Deferred Compensation Plan of Cambrex Corporation (as amended and restated as of March 1, 2001).(M).

10.20	--	Employment Agreement dated February 6, 2007 between the registrant and Paolo Russolo.(S).

10.21	--	2001 Performance Stock Option Plan.(I).

10.22	--	2003 Performance Stock Option Plan.(I).

10.23	--	2004 Performance Incentive Plan.(J).

10.24	--	Directors’ Common Stock Fee Payment Plan.(J).

10.25	--	2004 Incentive Plan.(L).

10.26	--	Administrative Consent Order dated September 16, 1985 of the New Jersey Department of Environmental Protection to Cosan Chemical Corporation.(A – Exhibit 10(q)).

Index

10.28	--	Agreement to Lift Sales Restrictions on Certain Vested Options.(N).

10.29	--	Agreement to Accelerate Vesting of Certain Options.(O).

10.30	--	Form of Stock Option Agreement.(R).

10.31	--	Form of Performance Share Unit Agreement.(CC).

10.32	--	Employment Agreement with William M. Haskel.(Z).

10.33	--	Executive Cash Incentive Plan.(BB).

10.34	--	2012 Equity Incentive Plan for Non-Employee Directors.(BB).

21	--	Subsidiaries of registrant.(E).

23	--
Consent of BDO USA, LLP to the incorporation by reference of its report herein in Registration Statement Nos. 333-166260, 333-57404, 333-22017, 33-21374, 33-81782, 333-113612, 333-113613, 333-129473, 333-136529, 333-174124 and 333-181053 on Form S-8 of the registrant.(E).

31.1	--	CEO Certification pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended.(E).

31.2	--	CFO Certification pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended.(E).

32	--	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(K).

101.INS	--	XBRL Instance Document.(Y).

101.SCH	--	XBRL Taxonomy Extension Schema.(Y).

101.CAL	--	XBRL Taxonomy Extension Calculation Linkbase.(Y).

101.DEF	--	XBRL Taxonomy Extension Definition Linkbase.(Y).

101.LAB	--	XBRL Taxonomy Extension Label Linkbase.(Y).

101.PRE	--	XBRL Taxonomy Extension Presentation Linkbase.(Y).

See legend on following page

Index

EXHIBIT INDEX

(A)	Incorporated by reference to the indicated Exhibit to registrant's Registration Statement on Form S-1 (Registration No. 33-16419).

(B)	Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81780) dated July 20, 1994.

(C)	Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81782) dated July 20, 1994.

(D)	Incorporated by reference to the registrant's Annual Report on Form 10-K for 1994.

(E)	Filed herewith.

(F)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2011.

(G)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-22017) dated February 19, 1997.

(H)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-57404) dated March 22, 2001.

(I)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-113612) dated March 15, 2004.

(J)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-113613) dated March 15, 2004.

(K)	Furnished herewith.

(L)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-129473) dated November 4, 2005.

(M)	Incorporated by reference to registrant’s Annual Report on Form 10-K for year end 2005 filed May 26, 2006.

(N)	Incorporated by reference to registrant’s Current Report on Form 8-K dated November 7, 2006.

(O)	Incorporated by reference to registrant’s Current Report on Form 8-K dated June 7, 2005.

(P)	Incorporated by reference to registrant’s Current Report on Form 8-K filed October 24, 2006.

(Q)	Incorporated by reference to registrant’s Annual Report on Form 10-K filed February 11, 2010.

(R)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2011.

(S)	Incorporated by reference to registrant’s Annual Report on Form 10-K for year end 2006 filed on March 15, 2007.

(T)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2008.

(U)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated November 10, 2003.

(V)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2007.

(W)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated November 4, 2010.

(X)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated January 13, 2011.

(Y)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability.

Index

(Z)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 24, 2011.

(AA)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated April 30, 2012.

(BB)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2012.

(CC)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2012.