Form 10-Q
period 2013-03-31
CAMBREX CORP
filed 2013-05-03
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 30,031,706 shares outstanding of the registrant’s Common Stock, $.10 par value.

CAMBREX CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This document contains and incorporates by reference forward-looking statements including statements regarding expected performance, especially the Company’s estimate relating to the amount and timing of required capital expenditures under its Phase 3 supply agreement signed during 2012, the Company’s belief that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company, as well as other statements relating to expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, the outcome of pending litigation (including environmental proceedings and remediation investigations) and related estimates of potential liability, acquisitions, divestitures, collaborations or other expansion opportunities.  These statements may be identified by the fact that they use words such as “may,” “will,” “could,” “should,” “would,”  “expect,” “anticipate,” “intend,” “estimate,” “believe” or similar expressions.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations.  The factors described in Item 1A of Part I contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012, captioned “Risk Factors,” or otherwise described in the Company’s filings with the Securities and Exchange Commission, as well as any cautionary language in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012, provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including, but not limited to, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rates, interest rates, technology, manufacturing and legal issues, including the outcome of outstanding litigation disclosed in the Company’s public filings, changes in foreign exchange rates, uncollectible receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, and the Company’s ability to receive regulatory approvals for its products, as well as risks relating to a Phase 3 supply agreement signed during 2012 including that the Company will expend significant resources to expand its manufacturing facilities without any assurance that the new agreement will generate any revenue beyond that would be earned under termination provisions within the agreement, that the customer’s product candidate will be successful in Phase 3 trials or obtain the necessary regulatory approvals to commercialize the product candidate, that the customer’s Phase 3 program will not be terminated early, that anticipated quantities will not be meaningfully reduced, that the planned Phase 3 and pre-launch activities will proceed on the timeline anticipated, if at all, that the Company’s expansion will proceed on the anticipated timeline without disruption to existing customers or its new customer and without disruption to the Company’s and its customers’ ability to meet key product delivery milestones.

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
 (in thousands, except share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,877	$23,551
Trade receivables, net	41,070	43,094
Inventories, net	74,066	71,221
Prepaid expenses and other current assets	8,727	6,104
Total current assets	155,740	143,970

Property, plant and equipment, net	155,735	151,815
Goodwill	36,426	37,312
Intangible assets, net	3,910	4,091
Investments in and advances to partially-owned affiliates	15,241	15,094
Deferred income taxes	37,588	39,262
Other non-current assets	5,878	2,924
Total assets	$410,518	$394,468
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,725	$27,612
Deferred revenue	12,055	11,570
Accrued expenses and other current liabilities	39,414	43,844
Total current liabilities	77,194	83,026

Long-term debt	73,000	64,000
Deferred income taxes	19,838	18,577
Accrued pension benefits	54,630	55,373
Other non-current liabilities	14,129	10,195
Total liabilities	238,791	231,171

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 31,816,829 and 31,704,230 shares at respective dates	3,181	3,169
Additional paid-in capital	105,023	104,173
Retained earnings	116,431	105,263
Treasury stock, at cost, 1,790,873 and 1,795,082 shares at respective dates	(15,269)	(15,217)
Accumulated other comprehensive loss	(37,639)	(34,091)

Total stockholders' equity	171,727	163,297
Total liabilities and stockholders' equity	$410,518	$394,468

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Income Statements
 (unaudited – in thousands, except per share data)

	Three months ended
	March 31,
	2013	2012

Gross sales	$74,581	$70,559
Commissions, allowances and rebates	163	535

Net sales	74,418	70,024

Other	467	204

Net revenues	74,885	70,228

Cost of goods sold	50,136	47,800

Gross profit	24,749	22,428

Operating expenses:
Selling, general and administrative expenses	11,104	9,960
Research and development expenses	2,194	2,358
Total operating expenses	13,298	12,318

Gain on sale of asset	4,680	-

Operating profit	16,131	10,110

Other expenses/(income):
Interest expense, net	495	651
Other (income)/expenses, net	(32)	8
Equity in losses of partially-owned affiliates	481	208

Income before income taxes	15,187	9,243

Provision for income taxes	3,762	2,205

Income from continuing operations	11,425	7,038

Loss from discontinued operations, net of tax	(257)	-

Net income	$11,168	$7,038

Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.38	$0.24
Loss from discontinued operations, net of tax	$(0.01)	$-
Net income	$0.37	$0.24

Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.37	$0.24
Loss from discontinued operations, net of tax	$(0.01)	$-
Net income	$0.36	$0.24

Weighted average shares outstanding:
Basic	29,970	29,602
Effect of dilutive stock based compensation	818	284
Diluted	30,788	29,886

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three months ended
	March 31,
	2013	2012

Net income	$11,168	$7,038

Other comprehensive income:

Foreign currency translation adjustments	(3,836)	5,973

Foreign currency forward contracts, net of tax of $0 and $73 at respective dates	-	(165)

Interest rate swap agreement, net of tax of $31 and $0 at respective dates	56	(380)

Pension plan amortization of net actuarial loss and prior service cost, net of tax of $116 and $13 at respective dates	232	299

Comprehensive income	$7,620	$12,765

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (unaudited – in thousands)

	Three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$11,168	$7,038
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	5,333	5,486
Gain on sale of assets	(4,603)	-
Increase in inventory reserve	1,284	1,219
Stock based compensation included in net income	493	357
Deferred income tax provision	1,918	(95)
Equity in losses of partially-owned affiliates	481	208
Other	266	252
Changes in assets and liabilities:
Trade receivables	1,547	(1,991)
Inventories	(5,181)	(4,886)
Prepaid expenses and other current assets	(2,142)	625
Accounts payable and other current liabilities	(2,052)	(1,416)
Deferred revenue	485	416
Other non-current assets and liabilities	4,696	(1,367)
Discontinued operations:
Net cash used in discontinued operations	(45)	(1,080)
Net cash provided by operating activities	13,648	4,766

Cash flows from investing activities:
Capital expenditures	(15,577)	(2,616)
Proceeds from sale of assets	1,909	-
Advances to partially-owned affiliates	(441)	-
Net cash used in investing activities	(14,109)	(2,616)

Cash flows from financing activities:
Long-term debt activity:
Borrowings	12,500	-
Repayments	(3,500)	(14,000)
Proceeds from stock options exercised	619	-
Other	(302)	64
Net cash provided by/(used in) financing activities	9,317	(13,936)

Effect of exchange rate changes on cash and cash equivalents	(530)	642

Net increase/(decrease) in cash and cash equivalents	8,326	(11,144)

Cash and cash equivalents at beginning of period	23,551	31,921

Cash and cash equivalents at end of period	$31,877	$20,777

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(1)	Basis of Presentation

Unless otherwise indicated by the context, "Cambrex" or the "Company" means Cambrex Corporation and subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared from the records of the Company.  In the opinion of management, the financial statements include all adjustments, which are of a normal and recurring nature, except as otherwise described herein, and are necessary for a fair statement of financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”).  These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2012.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the full year.

For all periods presented, discontinued operations primarily relate to expenses for environmental remediation at sites of divested businesses.

(2)	Impact of Recently Issued Accounting Pronouncements

Comprehensive Income

In February 2012, the FASB issued “Comprehensive Income:  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”)” which improves the reporting of reclassifications out of AOCI.  The amendment requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income.  For other amounts not required to be reclassified to net income, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about these amounts. This amendment became effective January 1, 2013 and the effect of adopting this updated guidance did not have an impact on the Company’s financial position or result of operations.

(3)	Net Inventories

Inventories are determined on a first-in, first-out basis and stated at the lower of cost or market.

Net inventories at March 31, 2013 and December 31, 2012 consist of the following:

	March 31,	December 31,
	2013	2012

Finished goods	$27,660	$30,262
Work in process	28,406	23,533
Raw materials	12,940	12,352
Supplies	5,060	5,074
Total	$74,066	$71,221

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(4)	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2013, is as follows:

Balance as of December 31, 2012	$37,312
Translation effect	(886)
Balance as of March 31, 2013	$36,426

Acquired intangible assets, which are amortized, consist of the following:

		As of March 31, 2013
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$3,894	$(584)	$3,310
Customer-related intangibles	10 - 15 years	755	(155)	600
		$4,649	$(739)	$3,910

		As of December 31, 2012
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$4,011	$(552)	$3,459
Customer-related intangibles	10 - 15 years	778	(146)	632
		$4,789	$(698)	$4,091

The change in the gross carrying amount is primarily due to the impact of foreign currency translation.

Amortization expense was $64 and $63 for the three months ended March 31, 2013 and 2012, respectively.

Amortization expense related to current intangible assets is expected to be approximately $250 for 2013 and for each of the next four years.

(5)	Investments in and Advances to Partially-Owned Affiliates

Investments in and advances to partially-owned affiliates consist primarily of the Company’s equity interest in Zenara Pharma (“Zenara”).  The Company recorded a loss of $438 and $485 for the three months ended March 31, 2013 and 2012, respectively, related to Zenara.  These amounts include amortization expense of $238 and $256, for the three months ended March 31, 2013 and 2012, respectively. In the first three months of 2013, the Company advanced $300 to Zenara.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(5)	Investments in and Advances to Partially-Owned Affiliates (continued)

Investments in and advances to partially-owned affiliates also includes a loss of $43 and income of $277 for the three months ended March 31, 2013 and 2012, respectively, related to an investment in a European joint venture.  In the first three months of 2013, the Company advanced $141 to the European joint venture.

(6)	Income Taxes

The provision for income taxes for the three months ended March 31, 2013 totaled $3,762 and resulted in an effective tax rate of 24.8%.  For the three months ended March 31, 2013 the effective tax rate includes a benefit of approximately $1,300 due to changes in tax laws and expense of approximately $1,500 related to the sale of an office building.

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued two formal assessments against the subsidiary.  In 2010, the Company filed appeals to litigate the matter.  The first court date related to this matter was held in 2011, after which the court issued its ruling in favor of the Company.  The tax authorities appealed this ruling and the appeals court also ruled in the Company’s favor in 2012, however this ruling only applies to the smaller of the two assessments.   The first court date for the larger of the two assessments was held in September 2012, and the Company has not yet received the court’s ruling.  For the three months ended March 31, 2013, the Company decreased its reserve for unrecognized tax benefits for this matter by $139, including $177 of foreign currency translation. The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may be subject to further appeals, and as such the final date of resolution of this matter is uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $6,000, including penalties and interest.  If the court rules against the Company in subsequent court proceedings, a payment for a substantial portion of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

(7)	Derivatives and Hedging Activities

The Company operates internationally and is exposed to fluctuations in foreign exchange rates and interest rates in the normal course of business.  The Company, from time to time, uses hedging instruments to reduce exposure to market risks resulting from fluctuations in interest rates and foreign exchange rates.

All financial instruments involve market and credit risks.  The Company is exposed to credit losses in the event of non-performance by the counterparties to the contracts.  While there can be no assurance, the Company does not anticipate non-performance by these counterparties.

Foreign Currency Forward Contracts

The Company periodically enters into foreign currency forward contracts to hedge forecasted cash flows associated with foreign currency transaction exposures, as deemed appropriate.  This hedging strategy mitigates some of the impact of short-term foreign exchange rate movements on the Company’s local operating results primarily in Sweden and Italy.  The Company’s primary market risk relates to exposures to foreign currency exchange rate fluctuations on transactions entered into by these international operations that are denominated primarily in U.S. dollars, Swedish Krona and Euros.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(7)	Derivatives and Hedging Activities (continued)

The Company’s foreign currency forward contracts substantially offset gains and losses on the transactions being hedged.  The Company’s foreign currency forward contracts generally have varying maturities with none exceeding twelve months.

In the past, all foreign currency forward contracts had been designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives were not included in earnings but were included in AOCI.  Changes in the fair value of the derivative instruments reported in AOCI were recorded into earnings as a component of product revenue or expense, as applicable, when the forecasted transaction occurred.  The ineffective portion of all hedges was recognized in current-period earnings and was immaterial to the Company's financial results.

There were no foreign currency forward contracts outstanding at March 31, 2013 and December 31, 2012.

Interest Rate Swap

The Company entered into an interest rate swap in March 2012 to reduce the impact of changes in interest rates on its floating rate debt.  The swap is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount.

The swap contract outstanding at March 31, 2013 has been designated as a cash flow hedge and, accordingly, changes in the fair value of this derivative are not recorded in earnings but are recorded each period in AOCI and reclassified into earnings as interest expense in the same period during which the hedged transaction affects earnings.  The ineffective portion of all hedges is recognized in earnings and has been immaterial to the Company's financial results.

As of March 31, 2013, the interest rate swap had a notional value of $60,000, at a fixed rate of 0.92%, maturing in September 2015.  The fair value of this swap is based on quoted market prices and was in a loss position of $843 and $930 at March 31, 2013 and December 31, 2012, respectively.  This loss is reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities.”

Assuming current market conditions continue, a loss of $405 is expected to be reclassed out of AOCI into earnings within the next twelve months.

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

The following tables provide the assets and liabilities carried at fair value, measured on a recurring basis, as of March 31, 2013 and December 31, 2012:

		Fair Value Measurements at March 31, 2013 using:
Description	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(843)	$-	$(843)	$-
Total	$(843)	$-	$(843)	$-

		Fair Value Measurements at December 31, 2012 using:
Description	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(930)	$-	$(930)	$-
Total	$(930)	$-	$(930)	$-

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at current market interest rates using observable benchmarks for the LIBOR forward rates at the end of the period.

As of March 31, 2013, there had not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk.

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(9)	Accumulated Other Comprehensive Income/(Loss)

The following table provides the changes in AOCI by component, net of tax, for the three months ended March 31, 2013:

	Foreign Currency Translation Adjustments	Interest Rate Swap Agreement	Pension Plans	Total
Balance as of December 31, 2012	$5,177	$(600)	$(38,668)	$(34,091)
Other comprehensive loss before reclassifications	(3,836)	(13)	-	(3,849)
Amounts reclassified from accumulated other comprehensive loss	-	69	232	301

Net current-period other comprehensive (loss)/income	(3,836)	56	232	(3,548)
Balance as of March 31, 2013	$1,341	$(544)	$(38,436)	$(37,639)

The following table provides the reclassifications out of AOCI by component for the three months ended March 31, 2013:

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Consolidated Income Statement
Losses on cash flow hedge:
Interest rate swap	$(107)	Interest expense, net
	$38	Tax benefit
	$(69)	Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(292)	Selling, general and administrative expenses
Actuarial losses	(28)	Cost of goods sold
Prior service costs	(28)	Selling, general and administrative expenses
	(348)	Total before tax
	116	Tax benefit
	$(232)	Net of tax

Total reclassification for the period	$(301)

(10)	Stock Based Compensation

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for stock options granted to employees during the three months ended March 31, 2013 was $6.55.  No stock options were granted during the three months ended March 31, 2012.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(10)	Stock Based Compensation (continued)

For the three months ended March 31, 2013 and 2012, the Company recorded $408 and $316, respectively, in selling, general and administrative expenses for stock options.  As of March 31, 2013, the total compensation cost related to unvested stock options not yet recognized was $3,972.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.5 years.

For the three months ended March 31, 2013 and 2012, the Company recorded $22 and $41, respectively, in selling, general and administrative expenses for restricted stock awards.  As of March 31, 2013 the total compensation cost related to unvested restricted stock not yet recognized was $5.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.2 years.

The Company grants equity-settled performance shares (“PSs”) to certain executives.  PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the revenue and EBITDA growth of the members of a specified peer group of companies over a three-year period.  The peer group consists of publicly-traded life sciences companies competing in the same industry as the Company.  For the three months ended March 31, 2013 and 2012, the Company recorded $63 and $0, respectively, in selling, general and administrative expense related to these PS awards.

The Company grants cash-settled performance share units (“PSUs”) to certain executives.  PSU awards provide the recipient the right to receive the cash value of a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the revenue and EBITDA growth of the members of a specified peer group of companies over a three-year period.  The peer group consists of publicly-traded life sciences companies competing in the same industry as the Company.  For the three months ended March 31, 2013 and 2012, the Company recorded expense of $541 and a benefit of $24, respectively, in selling, general and administrative expenses for PSU awards.  The increase is primarily the result of the Company’s recent performance compared to a peer group and the Company’s higher share price.

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2012	2,264,399	$7.02
Granted	10,000	$11.44
Exercised	(114,599)	$5.40
Forfeited or expired	(2,950)	$10.42
Outstanding at March 31, 2013	2,156,850	$7.13
Exercisable at March 31, 2013	1,143,074	$6.16

The aggregate intrinsic value for all stock options exercised for the three months ended March 31, 2013 and 2012 was $766 and $33, respectively.  The aggregate intrinsic values for all stock options outstanding and exercisable as of March 31, 2013 were $12,308 and $7,672, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(10)	Stock Based Compensation (continued)

The following table is a summary of the Company’s nonvested stock options and restricted stock:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2012	1,029,776	$4.62	31,145	$5.76
Granted	10,000	$6.55	-	$-
Vested during period	(25,000)	$2.69	(29,450)	$5.54
Forfeited	(1,000)	$3.39	-	$-
Nonvested at March 31, 2013	1,013,776	$4.69	1,695	$9.64

(11)	Retirement Plans

Domestic Pension Plan

The components of net periodic benefit cost for the Company’s domestic plan (which was frozen in 2007) for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended
	March 31,
	2013	2012

Components of net periodic benefit cost
Interest cost	$764	$821
Expected return on plan assets	(956)	(918)
Recognized actuarial loss	234	216
Amortization of prior service cost	-	15

Net periodic benefit cost	$42	$134

The Company’s Supplemental Executive Retirement Plan (which was frozen in 2007) is non-qualified and unfunded.  Net periodic benefit costs for the three months ended March 31, 2013 and 2012 were $54 and $55, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(11)	Retirement Plans (continued)

International Pension Plan

The components of net periodic benefit cost for the Company’s international plan for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended
	March 31,
	2013	2012

Components of net periodic benefit cost
Service cost	$188	$165
Interest cost	166	200
Recognized actuarial loss	72	50
Amortization of prior service benefit	(2)	(2)

Net periodic benefit cost	$424	$413

(12)	Contingencies

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

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of applicable sites.  These reserves were $5,365 and $5,096 at March 31, 2013 and December 31, 2012, respectively.  The increase in the reserve includes adjustments to reserves of $396 partially offset by payments of $121 and the impact of currency translation of $6.  The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information become available.  Based upon available information and analysis, the Company's current reserve represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for current investigation fees where full investigation and remediation costs may not be estimable at the reporting date.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

CasChem

As a result of the sale of the Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company intends to continue implementing a sampling plan at the property in 2013 pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs.  As of March 31, 2013, the Company’s reserve was $171 to cover costs associated with current investigative work.

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and a proposed remediation plan to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP subsequently rejected the remediation plan and requested additional investigative work at the site and that work is on-going.  The reserve was $740 at March 31, 2013, which was based on the initial remedial action plan.  The Company intends to continue implementing a sampling plan at the property in 2013 pursuant to the NJDEP private oversight program.  The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs.  It is expected that the estimated remediation costs will be revised in the second quarter of 2013.  Although the costs of the revised remediation plan cannot yet be estimated, it is expected that this reserve will increase next quarter.

Additionally, the Company has a reserve of $833 for the Cosan Carlstadt, New Jersey site based on the investigations completed to date and the proposed remediation plan submitted to the NJDEP for its approval. The NJDEP has subsequently required the Company to perform additional investigative work prior to approval of the remediation plan.  The Company intends to continue implementing a sampling plan at the property in 2013 pursuant to the NJDEP private oversight program.  The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(12)	Contingencies (continued)

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey.  These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek site. The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement (“Agreement”) and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with the other PRPs in the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs.  As of March 31, 2013, the Company’s reserve was $210 to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is ongoing and at this time it is too early to predict the extent of additional liabilities.

Maybrook Site

The Company’s Nepera, Inc. subsidiary (“Nepera”) is named a PRP of the Maybrook site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986.  The USEPA also issued the Company a Notice of Potential Liability and the Company signed a consent decree to complete the Record of Decision (“ROD”) and has provided the USEPA with appropriate financial assurance to guarantee the obligation under the consent decree.  The PRPs began to implement a soil remedial action at this site in the third quarter of 2011 which was completed in 2012 pending approval by the USEPA.  The PRPs will continue implementing the ground water remedial actions at the site in 2013. As of March 31, 2013, the Company’s reserve was $362 to cover remaining costs associated with the soil remediation and on-going ground water remediation including long-term monitoring.

Harriman Site

Nepera, together with Pfizer as successor to Warner Lambert, is also named a responsible party for its former Harriman, New York production facility by the New York State Department of Environmental Conservation (“NYSDEC”).  A final ROD describing the Harriman site remediation responsibilities for Pfizer and the Company was issued in 1997 (the "1997 ROD") and implemented under a federal Consent Decree with NYSDEC.  Site clean-up work under the 1997 ROD is on-going and is being jointly performed by Pfizer and the Company, with NYSDEC oversight.  ELT Harriman, LLC ("ELT"), the current owner of the Harriman site, conducted other investigation and remediation activities under a separate NYSDEC directive.

In December 2010, the NYSDEC notified the Company, Pfizer, ELT and former owner Vertellus Specialties Holdings that NYSDEC intended to implement a site-wide re-characterization of the Harriman site under a single, new Administrative Consent Order.  This development may lead to increased liabilities for the Company, in which case, the Company intends to pursue available indemnities against other parties under contract and common law.  There are on-going discussions between the NYSDEC and all parties to try to resolve this matter.  To date, negotiations have been unsuccessful in fully resolving disputes as to which parties may be responsible for different remediation activities at the Harriman site.  As of March 31, 2013, the reserve recorded by the Company for the Harriman site was $300, which represents the Company’s best estimate to complete the 1997 ROD.

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

Newark Bay Complex Litigation

CasChem and Cosan have been named as two of several hundred third-party defendants in a third-party complaint filed in February 2009, by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”).  The original plaintiffs include the NJDEP, the Commissioner of the NJDEP and the Administrator of the New Jersey Spill Compensation Fund, which originally filed suit in 2005 against Maxus, Tierra and other defendants seeking recovery of cleanup and removal costs for alleged discharges of dioxin and other hazardous substances into the Passaic River, Newark Bay, Hackensack River, Arthur Kill, Kill Van Kull and adjacent waters (the “Newark Bay Complex”).  Maxus and Tierra are now seeking contributions from third-party defendants, including subsidiaries of the Company, for cleanup and removal costs for which each may be held liable in the primary lawsuit. Maxus and Tierra also seek recovery for cleanup and removal costs that each has incurred or will incur relating to the Newark Bay Complex.  The Company has entered into a tentative settlement agreement with the original plaintiffs, which, if approved by the Court, would dismiss the lawsuit and provide the Company with some protections from certain claims.  The settlement would resolve any claims that the original plaintiffs have against the Company and would require Maxus and Tierra to re-file their claims against the Company in federal court.  Final approval of the settlement is not expected from the Court until September 2013.  The Company reserved $324 in the first quarter of 2013 for this matter.

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(12)	Contingencies (continued)

All cases have been resolved except for one brought by four health care insurers. In the remaining case, the District Court entered judgment after trial in 2008 against Mylan, Gyma and Cambrex in the total amount of $19,200, payable jointly and severally, and also a punitive damage award against each defendant in the amount of $16,709.  In addition, at the time, the District Court ruled that the defendants were subject to a total of approximately $7,500 in prejudgment interest.  The case is currently pending before the District Court following a January 2011 remand by the Court of Appeals where briefing related to whether the court has jurisdiction over certain self-funded customer plaintiffs has been completed and the parties are currently waiting for a ruling by the court.

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

(13)	Gain on Sale of Asset

For the three months ended March 31, 2013, the Company recorded a gain on the sale of an office building of approximately $4,700.  The carrying value of the building was not material.  The Company received cash of approximately $1,900 and a secured note of approximately $3,200 as of March 31, 2013.

CAMBREX CORPORATION AND SUBSIDIARIES
(in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following significant events occurred during the first quarter of 2013:

•	Sales increased 5.7% on a reported basis compared to the first quarter of 2012. Sales, excluding currency impact, increased 4.7%.
•	Gross margins increased on a reported basis, and excluding the impact of currency, to 33.2% from 31.8% in the first quarter of 2012.
•	Debt, net of cash, increased $674.

Results of Operations

Comparison of First Quarter 2013 versus First Quarter 2012

Gross sales in the first quarter of 2013 of $74,581 were $4,022 or 5.7% higher than the first quarter of 2012. Excluding a 1.0% favorable impact of foreign exchange compared to the first quarter of 2012, sales increased 4.7% as a result of higher volumes sold (+3.9%) and higher pricing (+0.8%).  The increase was primarily due to higher custom development sales, where the Company provides products and services related to its customers’ clinical phase projects, and certain branded active pharmaceutical ingredients.

The following table reflects sales by geographic area for the first quarters of 2013 and 2012:

	First quarter
	2013	2012

Europe	$45,207	$37,541
North America	25,564	29,948
Asia	2,510	1,818
Other	1,300	1,252
Total gross sales	$74,581	$70,559

Gross margins in the first quarter of 2013 increased to 33.2% from 31.8% in the first quarter of 2012.  Gross margins were positively impacted by higher sales and production volumes (+4.9%) and higher pricing (+0.5%) partially offset by unfavorable product mix (-3.7%).  Gross profit in the first quarter of 2013 was $24,749 compared to $22,428 in the same period last year.  Foreign currency did not have an impact on gross margins in the first quarter of 2013.

Selling, general and administrative (“SG&A”) expenses of $11,104 in the first quarter of 2013 increased compared to $9,960 in the first quarter of 2012.  The increase is mainly due to increased personnel costs including approximately $600 related to performance units’ expense as a result of a higher Cambrex share price and additional shares expected to vest due to recent favorable performance against its peers.  SG&A as a percentage of gross sales, was 14.9% and 14.1% in the first quarters of 2013 and 2012, respectively.

Results of Operations (continued)

Comparison of First Quarter 2013 versus First Quarter 2012 (continued)

Research and development (“R&D”) expenses of $2,194 were 2.9% of gross sales in first quarter of 2013, compared to $2,358 or 3.3% of gross sales in the first quarter of 2012. The decrease is primarily related to increased absorption of R&D expenses into inventory and cost of goods sold as a result of higher revenue-generating custom development activity.

During the first quarter of 2013, the Company recorded a gain on the sale of an office building of approximately $4,700.  The carrying value of the building was not material.  The Company received cash of approximately $1,900 and a secured note of approximately $3,200 as of March 31, 2013.

Operating profit in the first quarter of 2013 was $16,131 compared to $10,110 in the first quarter of 2012.  As described above, the increase in operating profit is primarily due to a benefit related to a gain on sale of an office building and higher gross profit partially offset by higher SG&A expenses.

Net interest expense was $495 in the first quarter of 2013 compared to $651 in the first quarter of 2012. The decrease in net interest expense is attributed to lower average debt partially offset by higher interest rates as well as higher capitalized interest as a result of multiple large capital projects that began in late 2012.  The average interest rate on debt was 2.5% in the first quarter of 2013 versus 2.0% in the first quarter of 2012 primarily due to a higher proportion of fixed rate debt to floating rate date pursuant to an interest rate swap agreement in place since March 2012.

Equity in losses of partially-owned affiliates of $481 and $208 in the first quarters of 2013 and 2012, respectively, primarily represents the Company’s portion of Zenara’s loss.  These amounts include amortization expense of $238 and $256, for the first quarters of 2013 and 2012, respectively.  The first quarters of 2013 and 2012 also include expense of $43 and income of $277, respectively, related to an investment in a European joint venture.

The tax provision from continuing operations in the first quarter of 2013 was $3,762 compared to $2,205 in the first quarter of 2012.  The effective tax rate in the first quarter of 2013 was 24.8% compared to 23.9% in the first quarter of 2012.  The effective tax rate in first quarter of 2013 includes a benefit of approximately $1,300 due to changes in tax laws and expense of approximately $1,500 related to the sale of an office building.

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued two formal assessments against the subsidiary.  In 2010, the Company filed appeals to litigate the matter.  The first court date related to this matter was held in 2011, after which the court issued its ruling in favor of the Company.  The tax authorities appealed this ruling and the appeals court also ruled in the Company’s favor in 2012, however this ruling only applies to the smaller of the two assessments.   The first court date for the larger of the two assessments was held in September 2012, and the Company has not yet received the court’s ruling.  For the first quarter of 2013, the Company decreased its reserve for unrecognized tax benefits for this matter by $139, including $177 of foreign currency translation.  The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may be subject to further appeals, and as such the final date of resolution of this matter is uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $6,000, including penalties and interest.  If the court rules against the Company in subsequent court proceedings, a payment for a substantial portion of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

Results of Operations (continued)

Comparison of First Quarter 2013 versus First Quarter 2012 (continued)

Income from continuing operations in the first quarter of 2013 was $11,425, or $0.37 per diluted share, versus $7,038, or $0.24 per diluted share in the same period a year ago.

Liquidity and Capital Resources

During the first three months of 2013, cash provided by operations was $13,648 versus $4,766 in the same period a year ago.  This increase was due to an upfront payment related to an amendment to an existing supply agreement, improved accounts receivable collections and higher net income, excluding non-cash items.

Cash flows in the first three months of 2013 related to capital expenditures were $15,577 compared to $2,616 in 2012.  The majority of the funds in 2013 were used for expansion of the Company’s large scale manufacturing capacity to support expected growth.  Funds used in the first three months of 2012 were mainly used for capital improvements to existing facilities.

Cash flows provided by financing activities in the first three months of 2013 were $9,317 compared to $13,936 used in the same period a year ago.  Borrowings under the Company’s credit facility in 2013 were primarily used to fund the Company’s domestic capital project to expand manufacturing capacity.  The cash outflows in 2012 were used to pay down the Company’s debt.

As a result of the items described above and the impact of foreign currency, cash and cash equivalents increased $8,326 in the first three months of 2013.

The Company believes that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company for the foreseeable future, but no assurances can be given that this will continue to be the case.

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, increased environmental remediation, returns on assets within the Company’s domestic pension plans that are significantly below expected performance, as well as other factors. See the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 for further explanation of factors that may negatively impact the Company’s cash flows.

Any change in the current status of these factors could adversely impact the Company’s ability to fund operating cash flow requirements.

Impact of Recent Accounting Pronouncements

Comprehensive Income

In February 2012, the FASB issued “Comprehensive Income:  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”)” which improves the reporting of reclassifications out of AOCI.  The amendment requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income.  For other amounts not required to be reclassified to net income, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about these amounts. This amendment became effective January 1, 2013 and the effect of adopting this updated guidance did not have an impact on the Company’s financial position or result of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first three months of 2013.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first three months of 2013.  For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012.

Item 6.	Exhibits

Exhibit 10.1*	2009 Long-Term Incentive Plan (as amended and restated as of April 25, 2013)

Exhibit 10.3*	Form of Non-Employee Directors Stock Option Agreement

Exhibit 31.1*	Section 302 Certification Statement of the Chief Executive Officer.

Exhibit 31.2*	Section 302 Certification Statement of the Chief Financial Officer.

Exhibit 32**	Section 906 Certification Statements of the Chief Executive Officer Chief Financial Officer.

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

Dated:  May 3, 2013