Form 10-Q
period 2013-06-30
CAMBREX CORP
filed 2013-08-01
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 30,175,856 shares outstanding of the registrant’s Common Stock, $.10 par value.

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,547	$23,551
Trade receivables, net	42,560	43,094
Inventories, net	96,765	71,221
Prepaid expenses and other current assets	12,085	6,104
Total current assets	170,957	143,970

Property, plant and equipment, net	161,927	151,815
Goodwill	37,051	37,312
Intangible assets, net	3,930	4,091
Investments in and advances to partially-owned affiliates	14,594	15,094
Deferred income taxes	38,215	39,262
Other non-current assets	8,869	2,924
Total assets	$435,543	$394,468

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,305	$27,612
Deferred revenue	11,366	11,570
Accrued expenses and other current liabilities	38,608	43,844
Total current liabilities	83,279	83,026

Long-term debt	87,000	64,000
Deferred income taxes	19,615	18,577
Accrued pension benefits	53,561	55,373
Other non-current liabilities	15,205	10,195
Total liabilities	258,660	231,171

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 31,966,729 and 31,704,230 shares at respective dates	3,197	3,169
Additional paid-in capital	106,566	104,173
Retained earnings	118,705	105,263
Treasury stock, at cost, 1,790,873 and 1,795,082 shares at respective dates	(15,269)	(15,217)
Accumulated other comprehensive loss	(36,316)	(34,091)

Total stockholders' equity	176,883	163,297

Total liabilities and stockholders' equity	$435,543	$394,468

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Income Statements
(unaudited – in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Gross sales	$61,628	$77,142	$136,209	$147,701
Commissions, allowances and rebates	65	781	228	1,316

Net sales	61,563	76,361	135,981	146,385

Other	1,240	772	1,707	976

Net revenues	62,803	77,133	137,688	147,361

Cost of goods sold	43,552	48,688	93,688	96,488

Gross profit	19,251	28,445	44,000	50,873

Operating expenses:
Selling, general and administrative expenses	10,622	11,959	21,726	21,919
Research and development expenses	2,765	2,592	4,959	4,950
Total operating expenses	13,387	14,551	26,685	26,869

Gain on sale of asset	-	-	4,680	-

Operating profit	5,864	13,894	21,995	24,004

Other expenses:
Interest expense, net	488	678	983	1,329
Other expenses, net	38	16	6	24
Equity in losses of partially-owned affiliates	668	383	1,149	591

Income before income taxes	4,670	12,817	19,857	22,060

Provision for income taxes	1,534	2,889	5,296	5,094

Income from continuing operations	3,136	9,928	14,561	16,966

Loss from discontinued operations, net of tax	(862)	-	(1,119)	-

Net income	$2,274	$9,928	$13,442	$16,966

Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.10	$0.34	$0.48	$0.57
Loss from discontinued operations, net of tax	$(0.03)	$-	$(0.03)	$-
Net income	$0.07	$0.34	$0.45	$0.57

Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.10	$0.33	$0.47	$0.57
Loss from discontinued operations, net of tax	$(0.03)	$-	$(0.03)	$-
Net income	$0.07	$0.33	$0.44	$0.57

Weighted average shares outstanding:
Basic	30,089	29,623	30,029	29,612
Effect of dilutive stock based compensation	867	289	841	280
Diluted	30,956	29,912	30,870	29,892

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income	$2,274	$9,928	$13,442	$16,966

Other comprehensive income:

Foreign currency translation adjustments	952	(8,930)	(2,884)	(2,957)

Foreign currency forward contracts, net of tax of $0, $12, $0 and $85 at respective dates	-	(34)	-	(199)

Interest rate swap agreement, net of tax of $74, $0, $105 and $0 at respective dates	139	(440)	195	(820)

Pension plan amortization of net actuarial loss and prior service cost, net of tax of $115, $12, $231 and $25 at respective dates	232	299	464	598
Comprehensive income	$3,597	$823	$11,217	$13,588

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (unaudited – in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$13,442	$16,966
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	10,886	10,810
Gain on sale of assets	(4,137)	-
Increase in inventory reserve	951	1,954
Stock based compensation included in net income	1,242	794
Deferred income tax provision	914	32
Equity in losses of partially-owned affiliates	1,149	591
Other	507	253
Changes in assets and liabilities:
Trade receivables	(290)	(7,672)
Inventories	(27,637)	(8,280)
Prepaid expenses and other current assets	(5,115)	(2,071)
Accounts payable and other current liabilities	8,080	4,498
Other non-current assets and liabilities	3,027	(1,252)
Discontinued operations:
Net cash used in discontinued operations	(461)	(1,116)
Net cash provided by operating activities	2,558	15,507

Cash flows from investing activities:
Capital expenditures	(31,754)	(6,884)
Proceeds from sale of assets	1,909	-
Advances to partially-owned affiliates	(441)	(393)
Other	-	8
Net cash used in investing activities	(30,286)	(7,269)

Cash flows from financing activities:
Long-term debt activity:
Borrowings	37,500	-
Repayments	(14,500)	(18,000)
Proceeds from stock options exercised	1,428	-
Other	(302)	98
Net cash provided by/(used in) financing activities	24,126	(17,902)

Effect of exchange rate changes on cash and cash equivalents	(402)	(430)

Net decrease in cash and cash equivalents	(4,004)	(10,094)

Cash and cash equivalents at beginning of period	23,551	31,921

Cash and cash equivalents at end of period	$19,547	$21,827

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

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results expected for the full year.

For all periods presented, discontinued operations primarily relate to expenses for environmental remediation at sites of divested businesses.

(2)	Impact of Recently Issued Accounting Pronouncements

Comprehensive Income

In February 2012, the FASB issued “Comprehensive Income:  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”)” which improves the reporting of reclassifications out of AOCI.  The amendment requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income.  For other amounts not required to be reclassified to net income, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about these amounts. This amendment became effective January 1, 2013 and the effect of adopting this updated guidance did not have an impact on the Company’s financial position or results of operations.

(3)	Net Inventories

Inventories are determined on a first-in, first-out basis and stated at the lower of cost or market.

Net inventories at June 30, 2013 and December 31, 2012 consist of the following:

	June 30,	December 31,
	2013	2012

Finished goods	$33,143	$30,262
Work in process	37,785	23,533
Raw materials	20,696	12,352
Supplies	5,141	5,074
Total	$96,765	$71,221

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(4)	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2013, is as follows:

Balance as of December 31, 2012	$37,312
Translation effect	(261)
Balance as of June 30, 2013	$37,051

Acquired intangible assets, which are amortized, consist of the following:

		As of June 30, 2013
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$3,976	$(646)	$3,330
Customer-related intangibles	10 - 15 years	772	(172)	600
		$4,748	$(818)	$3,930

		As of December 31, 2012
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$4,011	$(552)	$3,459
Customer-related intangibles	10 - 15 years	778	(146)	632
		$4,789	$(698)	$4,091

The change in the gross carrying amount is primarily due to the impact of foreign currency translation.

Amortization expense was $63 and $127 for the three and six months ended June 30, 2013, respectively. Amortization expense was $61 and $124 for the three and six months ended June 30, 2012, respectively.

Amortization expense related to current intangible assets is expected to be approximately $254 for 2013 and for each of the next four years.

(5)	Investments in and Advances to Partially-Owned Affiliates

Investments in and advances to partially-owned affiliates consist primarily of the Company’s equity interest in Zenara Pharma (“Zenara”).  The Company recorded a loss of $537 and $975 for the three and six months ended June 30, 2013, respectively, related to Zenara.  These amounts include amortization expense of $230 and $468, for the three and six months ended June 30, 2013, respectively. The Company recorded a loss of $368 and $853 for the three and six months ended June 30, 2012, respectively.  These amounts include amortization expense of $238 and $494, for the three and six months ended June 30, 2012, respectively. In the first six months of 2013 and 2012, the Company advanced $300 and $393, to Zenara, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(5)	Investments in and Advances to Partially-Owned Affiliates (continued)

Investments in and advances to partially-owned affiliates also includes a loss of $131 and $174 for the three and six months ended June 30, 2013, respectively, related to an investment in a European joint venture. The Company recorded a loss of $15 and a gain of $262 for the three and six months ended June 30, 2012, respectively. In the first six months of 2013, the Company advanced $141 to the European joint venture.

(6)	Income Taxes

The provision for income taxes for the three and six months ended June 30, 2013 totaled $1,534 and $5,296, respectively, and resulted in an effective tax rate of 32.8% and 26.7%, respectively.  For the six months ended June 30, 2013, the effective tax rate includes a first-quarter benefit of approximately $1,300 due to changes in tax laws and expense of approximately $1,500 related to the sale of an office building.

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued two formal assessments against the subsidiary.  In 2010, the Company filed to litigate the matter.  The first court date, which pertained to the smaller of the two assessments, was held in 2011, after which the court issued its ruling in favor of the Company.  The tax authorities appealed this ruling and the appeals court also ruled in the Company’s favor in 2012.   The first court date for the larger of the two assessments was held in September 2012 and the court issued its ruling in favor of the Company in June 2013.  For the three months ended June 30, 2013, the Company increased its reserve for unrecognized tax benefits for this matter by $162, including $125 of foreign currency translation. The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may be subject to further appeals, and as such the final date of resolution of this matter is uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $6,000, including penalties and interest  If the court rules against the Company in subsequent court proceedings, a payment for a substantial portion of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

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

Foreign Currency Forward Contracts

The Company periodically enters into foreign currency forward contracts to hedge forecasted cash flows associated with foreign currency transaction exposures or to hedge existing balance sheet exposures, as deemed appropriate.

The Company’s foreign currency forward contracts substantially offset gains and losses on the transactions being hedged.  The Company’s foreign currency forward contracts generally have varying maturities with none exceeding twelve months.

Foreign currency forward contracts were designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives were not included in earnings but were included in AOCI.  Changes in the fair value of the derivative instruments reported in AOCI were recorded into earnings as a component of product revenue or expense, as applicable, when the forecasted transaction occurred.  The ineffective portion of all hedges was recognized in current-period earnings and was immaterial to the Company's financial results.

There were no foreign currency forward contracts outstanding at June 30, 2013 and December 31, 2012.

Interest Rate Swap

The Company entered into an interest rate swap in March 2012 to reduce the impact of changes in interest rates on its floating rate debt.  The swap is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount.

The swap contract outstanding at June 30, 2013 has been designated as a cash flow hedge and, accordingly, changes in the fair value of this derivative are not recorded in earnings but are recorded each period in AOCI and reclassified into earnings as interest expense in the same period during which the hedged transaction affects earnings.  The ineffective portion of all hedges is recognized in earnings and has been immaterial to the Company's financial results.

As of June 30, 2013, the interest rate swap had a notional value of $60,000, at a fixed rate of 0.92%, maturing in September 2015.  The fair value of this swap is based on quoted market prices and was in a loss position of $630 and $930 at June 30, 2013 and December 31, 2012, respectively.  This loss is reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities.”

Assuming current market conditions continue, a loss of $401 is expected to be reclassed out of AOCI into earnings within the next twelve months.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(8)	Fair Value Measurements

U.S. GAAP establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by, observable market data through correlation; Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following tables provide the assets and liabilities carried at fair value, measured on a recurring basis, as of June 30, 2013 and December 31, 2012:

		Fair Value Measurements at June 30, 2013 using:
Description	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(630)	$-	$(630)	$-
Total	$(630)	$-	$(630)	$-

		Fair Value Measurements at December 31, 2012 using:
Description	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(930)	$-	$(930)	$-
Total	$(930)	$-	$(930)	$-

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at current market interest rates using observable benchmarks for the LIBOR forward rates at the end of the period.

As of June 30, 2013, there had not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk.

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(9)	Accumulated Other Comprehensive Income/(Loss)

The following table provides the changes in AOCI by component, net of tax, for the three months ended June 30, 2013:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of March 31, 2013	$1,341	$(544)	$(38,436)	$(37,639)
Other comprehensive income before reclassifications	952	68	-	1,020
Amounts reclassified from accumulated other comprehensive loss	-	71	232	303

Net current-period other comprehensive income	952	139	232	1,323
Balance as of June 30, 2013	$2,293	$(405)	$(38,204)	$(36,316)

The following table provides the changes in AOCI by component, net of tax, for the six months ended June 30, 2013:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2012	$5,177	$(600)	$(38,668)	$(34,091)
Other comprehensive (loss)/income before reclassifications	(2,884)	55	-	(2,829)
Amounts reclassified from accumulated other comprehensive loss	-	140	464	604

Net current-period other comprehensive (loss)/income	(2,884)	195	464	(2,225)
Balance as of June 30, 2013	$2,293	$(405)	$(38,204)	$(36,316)

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(9)	Accumulated Other Comprehensive Income/(Loss) (continued)

The following table provides the reclassifications out of AOCI by component for the three and six months ended June 30, 2013:

Details about AOCI Components	Amount Reclassified from AOCI for the three months ended June 30, 2013	Amount Reclassified from AOCI for the six months ended June 30, 2013	Affected Line Item in the Consolidated Income Statement
Losses on cash flow hedge:
Interest rate swap	$(109)	$(216)	Interest expense, net
	$38	$76	Tax benefit
	$(71)	$(140)	Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(306)	$(613)	Selling, general and administrative expenses
Actuarial losses	(29)	(58)	Cost of goods sold
Prior service costs	(12)	(24)	Selling, general and administrative expenses
	(347)	(695)	Total before tax
	115	231	Tax benefit
	$(232)	$(464)	Net of tax

Total reclassification for the period	$(303)	$(604)

(10)	Stock Based Compensation

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for stock options granted to employees during the three and six months ended June 30, 2013 was $5.43 and $5.53, respectively.  No stock options were granted during the six months ended June 30, 2012.

For the three months ended June 30, 2013 and 2012, the Company recorded $517 and $303, respectively, in selling, general and administrative expenses for stock options.  For the six months ended June 30, 2013 and 2012, the Company recorded $925 and $619, respectively, in selling, general and administrative expenses for stock options.  As of June 30, 2013, the total compensation cost related to unvested stock options not yet recognized was $4,030.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.3 years.

For the three months ended June 30, 2013 and 2012, the Company recorded $139 and $134, respectively, in selling, general and administrative expenses for restricted stock awards.  For the six months ended June 30, 2013 and 2012, the Company recorded $161 and $175, respectively, in selling, general and administrative expenses for restricted stock awards.  As of June 30, 2013 the total compensation cost related to unvested restricted stock not yet recognized was $267.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.3 years.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(10)	Stock Based Compensation (continued)

The Company grants equity-settled performance shares (“PS”) to certain executives.  PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the revenue and EBITDA growth of the members of a specified peer group of companies over a three-year period.  The peer group consists of publicly-traded life sciences companies competing in the same industry as the Company.  For the three and six months ended June 30, 2013, the Company recorded $93 and $156, respectively, in selling, general and administrative expenses, related to these PS awards. There were no PS awards outstanding for the three and six months ended June 30, 2012.

The Company grants cash-settled performance share units (“PSU”) to certain executives.  PSU awards provide the recipient the right to receive the cash value of a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the revenue and EBITDA growth of the members of a specified peer group of companies over a three-year period.  The peer group consists of publicly-traded life sciences companies competing in the same industry as the Company.  For the three months ended June 30, 2013 and 2012, the Company recorded $320 and $424, respectively, in selling, general and administrative expenses for PSU awards. For the six months ended June 30, 2013 and 2012, the Company recorded $861 and $400, respectively, in selling, general and administrative expenses for PSU awards. The increase is primarily the result of the Company’s higher share price.

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2012	2,264,399	$7.02
Granted	10,000	$11.44
Exercised	(114,599)	$5.40
Forfeited or expired	(2,950)	$10.42
Outstanding at March 31, 2013	2,156,850	$7.13
Granted	105,735	$12.94
Exercised	(147,900)	$5.46
Forfeited or expired	-	$-
Outstanding at June 30, 2013	2,114,685	$7.53
Exercisable at June 30, 2013	1,050,800	$6.16

The aggregate intrinsic value for all stock options exercised for the three and six months ended June 30, 2013 was $1,123 and $1,889, respectively.  The aggregate intrinsic value for all stock options exercised for the three and six months ended June 30, 2012 was $17 and $50, respectively. The aggregate intrinsic values for all stock options outstanding and exercisable as of June 30, 2013 were $13,612 and $8,205, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(10)	Stock Based Compensation (continued)

The following table is a summary of the Company’s nonvested stock options and restricted stock:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2012	1,029,776	$4.62	31,145	$5.76
Granted	10,000	$6.55	-	$-
Vested during period	(25,000)	$2.69	(29,450)	$5.54
Forfeited	(1,000)	$3.39	-	$-
Nonvested at March 31, 2013	1,013,776	$4.69	1,695	$9.64
Granted	105,735	$5.43	31,648	$12.64
Vested during period	(55,626)	$2.43	(1,695)	$9.64
Forfeited	-	$-	-	$-
Nonvested at June 30, 2013	1,063,885	$4.88	31,648	$12.64

(11)	Retirement Plans

Domestic Pension Plan

The components of net periodic benefit cost for the Company’s domestic plan (which was frozen in 2007) for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Components of net periodic benefit cost
Interest cost	$765	$821	$1,529	$1,642
Expected return on plan assets	(958)	(918)	(1,914)	(1,836)
Recognized actuarial loss	235	216	469	432
Amortization of prior service cost	-	15	-	30

Net periodic benefit cost	$42	$134	$84	$268

The Company’s Supplemental Executive Retirement Plan (which was frozen in 2007) is non-qualified and unfunded.  Net periodic benefit costs for both the three months ended June 30, 2013 and 2012 was $55.  Net periodic benefit costs for the six months ended June 30, 2013 and 2012 were $109 and $110, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(11)	Retirement Plans (continued)

International Pension Plan

The components of net periodic benefit cost for the Company’s international plan for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Components of net periodic benefit cost
Service cost	$185	$165	$373	$330
Interest cost	163	200	329	400
Recognized actuarial loss	70	50	142	100
Amortization of prior service benefit	(2)	(2)	(4)	(4)

Net periodic benefit cost	$416	$413	$840	$826

(12)	Contingencies

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

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of applicable sites.  These reserves were $6,208 and $5,096 at June 30, 2013 and December 31, 2012, respectively.  The increase in the reserve includes adjustments to reserves of $1,628 partially offset by payments of $461 and the impact of currency translation of $55.  The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information become available.  Based upon available information and analysis, the Company's current reserve represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for current investigation fees where full investigation and remediation costs may not be estimable at the reporting date.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

CasChem

As a result of the sale of the Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company intends to continue implementing a sampling plan at the property in 2013 pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs.  The reserve was increased by $83 in the second quarter of 2013 to $250 as of June 30, 2013.

Cosan

In response to the NJDEP, the Company completed its initial investigation and submitted the results of the investigation and a proposed remediation plan to the NJDEP for its Cosan Clifton, New Jersey site.  The NJDEP subsequently rejected the remediation plan and requested additional investigative work at the site and that work is on-going.   In 2013, the Company has continued to implement a sampling and pilot program at the property pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop a revised estimate of the Company's future liability for remediation costs.  The reserve was increased by $596 in the second quarter of 2013 to $1,287 as of June 30, 2013.

Additionally, the Company had established a reserve for the Cosan Carlstadt, New Jersey site based on the investigations completed in previous years and the proposed remediation plan submitted to the NJDEP for its approval. The NJDEP had subsequently required the Company to perform additional investigative work prior to approval of the remediation plan.  The Company continued to implement a sampling plan at the property in 2013 pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date were used to develop a revised estimate of the Company's future liability for remediation costs. The reserve was increased by $358 in the second quarter of 2013 to $1,137 as of June 30, 2013.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(12)	Contingencies (continued)

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey.  These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek site. The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement (“Agreement”) and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with the other PRPs in the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs.  As of June 30, 2013, the Company’s reserve was $142 to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is ongoing and at this time it is too early to predict the extent of additional liabilities.

Maybrook Site

The Company’s Nepera, Inc. subsidiary (“Nepera”) is named a PRP of the Maybrook site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of Nepera in 1986.  The USEPA also issued the Company a Notice of Potential Liability and the Company signed a consent decree to complete the Record of Decision (“ROD”) and has provided the USEPA with appropriate financial assurance to guarantee the obligation under the consent decree.  The PRPs began to implement a soil remedial action at this site in the third quarter of 2011 which was completed in 2012 pending approval by the USEPA.  The PRPs will continue implementing the ground water remedial actions at the site in 2013. As of June 30, 2013, the Company’s reserve was $362 to cover remaining costs associated with the soil remediation and on-going ground water remediation including long-term monitoring.

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

In December 2010, the NYSDEC notified the Company, Pfizer, ELT and former owner Vertellus Specialties Holdings that NYSDEC intended to implement a site-wide re-characterization of the Harriman site under a single, new Administrative Consent Order.  This development may lead to increased liabilities for the Company, a contingency for which the Company is pursuing available indemnities against other parties under contract and common law.  There are on-going discussions between the NYSDEC and all parties to try to resolve this matter.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(12)	Contingencies (continued)

On July 1, 2013 the Company initiated arbitration against ELT and Vertellus, seeking declaratory relief as to the parties’ respective remediation and indemnification obligations at the Harriman Site, as well as indemnification and monetary damages, including costs incurred by the Company as a result of the NYSDEC’s intended site-wide re-characterization.

As of June 30, 2013, the reserve recorded by the Company for the Harriman site was $300, which represents the Company’s best estimate to complete the 1997 ROD.

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

Newark Bay Complex Litigation

CasChem and Cosan have been named as two of several hundred third-party defendants in a third-party complaint filed in February 2009, by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”).  The original plaintiffs include the NJDEP, the Commissioner of the NJDEP and the Administrator of the New Jersey Spill Compensation Fund, which originally filed suit in 2005 against Maxus, Tierra and other defendants seeking recovery of cleanup and removal costs for alleged discharges of dioxin and other hazardous substances into the Passaic River, Newark Bay, Hackensack River, Arthur Kill, Kill Van Kull and adjacent waters (the “Newark Bay Complex”).  Maxus and Tierra are now seeking contributions from third-party defendants, including subsidiaries of the Company, for cleanup and removal costs for which each may be held liable in the primary lawsuit. Maxus and Tierra also seek recovery for cleanup and removal costs that each has incurred or will incur relating to the Newark Bay Complex.  The Company has entered into a tentative settlement agreement with the original plaintiffs, which, if approved by the Court, would dismiss the lawsuit and provide the Company with some protections from certain claims.  The settlement would resolve any claims that the original plaintiffs have against the Company and would require Maxus and Tierra to re-file their claims against the Company in federal court.  Final approval of the settlement is not expected from the Court until September 2013.  As of June 30, 2013, the Company’s reserve is $324 for this matter.

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

For the six months ended June 30, 2013, the Company recorded a gain on the sale of an office building of approximately $4,700.  The carrying value of the building was not material.  The Company received cash of approximately $1,900 and a secured note of approximately $3,200 as of June 30, 2013.

CAMBREX CORPORATION AND SUBSIDIARIES
(in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following summarizes the Company’s performance for the second quarter of 2013:

•	Sales decreased 20.1% on a reported basis compared to the second quarter of 2012. Sales, excluding currency impact, decreased 21.5%.
•	Gross margins decreased on a reported basis to 31.2% from 36.9% in the second quarter of 2012. Gross margins, excluding currency impact, decreased to 31.7% in the second quarter of 2013.
•	Debt, net of cash, increased $26,330 primarily due to the expansion of the Company's large scale manufacturing capacity to support expected growth.

Results of Operations

Comparison of Second Quarter 2013 versus Second Quarter 2012

Gross sales in the second quarter of 2013 of $61,628 were $15,514 or 20.1% lower than the second quarter of 2012. Excluding a 1.4% favorable impact of foreign exchange compared to the second quarter of 2012, sales decreased 21.5% as a result of lower volumes sold (21.6%).  Pricing was flat quarter over quarter.  The decrease was primarily due to lower sales of controlled substances and generic APIs.

The following table reflects sales by geographic area for the second quarters of 2013 and 2012:

	Second quarter
	2013	2012

Europe	$39,265	$36,999
North America	16,688	33,860
Asia	4,227	3,129
Other	1,448	3,154
Total gross sales	$61,628	$77,142

Gross margins in the second quarter of 2013 decreased to 31.2% from 36.9% in the second quarter of 2012.  Excluding an unfavorable impact from foreign currency, second quarter of 2013 margins decreased to 31.7%.  Gross margins were mostly impacted by unfavorable product mix. Gross profit in the second quarter of 2013 was $19,251 compared to $28,445 in the same period last year.

Selling, general and administrative (“SG&A”) expenses of $10,622 in the second quarter of 2013 decreased compared to $11,959 in the second quarter of 2012.  The decrease is mainly due to lower personnel expenses throughout the Company.  SG&A as a percentage of gross sales was 17.2% and 15.5% in the second quarters of 2013 and 2012, respectively. The increase is the result of lower sales volumes.

Results of Operations (continued)

Comparison of Second Quarter 2013 versus Second Quarter 2012 (continued)

Research and development (“R&D”) expenses of $2,765 were 4.5% of gross sales in second quarter of 2013, compared to $2,592 or 3.4% of gross sales in the second quarter of 2012. The increase is primarily related to increased personnel costs and an unfavorable impact from foreign currency.

Operating profit in the second quarter of 2013 was $5,864 compared to $13,894 in the second quarter of 2012.  As described above, the decrease in operating profit is primarily due to lower gross profit partially offset by lower SG&A expenses.

Net interest expense was $488 in the second quarter of 2013 compared to $678 in the second quarter of 2012. The decrease in net interest expense is attributed to higher capitalized interest as a result of multiple large capital projects that began in late 2012 as well as lower average debt.  The average interest rate on debt was 2.3% in the second quarters of 2013 and 2012.

Equity in losses of partially-owned affiliates was $668 and $383 in the second quarters of 2013 and 2012, respectively. The Company’s portion of Zenara’s loss for the second quarters of 2013 and 2012 were $537 and $368, respectively.  These amounts include amortization expense of $230 and $238 for the second quarters of 2013 and 2012, respectively.  The second quarters of 2013 and 2012 also include expense of $131 and $15, respectively, related to an investment in a European joint venture.

The tax provision from continuing operations in the second quarter of 2013 was $1,534 compared to $2,889 in the second quarter of 2012.  The effective tax rate in the second quarter of 2013 was 32.8% compared to 22.5% in the second quarter of 2012.  The effective tax rate for the second quarter of 2012 was lower due to profitability in the U.S. where the Company was able to utilize fully-valued tax attributes to offset domestic tax expense.

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued two formal assessments against the subsidiary.  In 2010, the Company filed to litigate the matter.  The first court date, which pertained to the smaller of the two assessments, was held in 2011, after which the court issued its ruling in favor of the Company.  The tax authorities appealed this ruling and the appeals court also ruled in the Company’s favor in 2012.   The first court date for the larger of the two assessments was held in September 2012 and the court issued its ruling in favor of the Company in June 2013.  For the three months ended June 30, 2013, the Company increased its reserve for unrecognized tax benefits for this matter by $162, including $125 of foreign currency translation. The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may be subject to further appeals, and as such the final date of resolution of this matter is uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $6,000, including penalties and interest  If the court rules against the Company in subsequent court proceedings, a payment for a substantial portion of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

Results of Operations (continued)

Comparison of Second Quarter 2013 versus Second Quarter 2012 (continued)

Income from continuing operations in the second quarter of 2013 was $3,136, or $0.10 per diluted share, versus $9,928, or $0.33 per diluted share in the same period a year ago.

Comparison of First Six Months of 2013 versus First Six Months of 2012

Gross sales in the first six months of 2013 of $136,209 were $11,492 or 7.8% lower than the first six months of 2012. Excluding a 1.2% favorable impact of foreign exchange compared to the first six months of 2012, sales decreased 9.0% primarily due to lower volumes sold. The decrease was primarily due to lower sales of controlled substances and generic APIs partially offset by higher sales of certain branded APIs and custom development, where the Company provides products and services related to its customers’ clinical phase projects.

The following table reflects sales by geographic area for the first six months of 2013 and 2012:

	First six months
	2013	2012

Europe	$84,472	$74,540
North America	42,252	63,808
Asia	6,737	4,947
Other	2,748	4,406
Total gross sales	$136,209	$147,701

Gross margins in the first six months of 2013 decreased to 32.3% from 34.4% in the first six months of 2012.  Excluding an unfavorable impact from foreign currency, margins in the first six months of 2013 were 32.5%.  Gross margins were mostly impacted by unfavorable product mix.  Gross profit in the first six months of 2013 was $44,000 compared to $50,873 in the same period last year.

SG&A expenses of $21,726 in the first six months of 2013 decreased compared to $21,919 in the first six months of 2012.  The decrease is mainly due to lower personnel expenses partially offset by an unfavorable impact from foreign currency of approximately $400.  SG&A as a percentage of gross sales was 16.0% and 14.8% in the first six months of 2013 and 2012, respectively.

R&D expenses of $4,959 were 3.6% of gross sales in first six months of 2013, compared to $4,950 or 3.4% of gross sales in the first six months of 2012.

During the first six months of 2013, the Company recorded a gain on sale of an office building of approximately $4,700.  The carrying value of the building was not material.  The Company received cash of approximately $1,900 and a secured note of approximately $3,200 as of June 30, 2013.

Results of Operations (continued)

Comparison of First Six Months of 2013 versus First Six Months of 2012

Operating profit in the first six months of 2013 was $21,995 compared to $24,004 in the first six months of 2012.  As described above, the decrease in operating profit is primarily due to lower gross profit partially offset by a benefit related to a gain on sale of an office building and lower SG&A expenses.

Net interest expense was $983 in the first six months of 2013 compared to $1,329 in the first six months of 2012. The decrease in net interest expense is attributed to lower average debt partially offset by higher interest rates as well as higher capitalized interest as a result of multiple large capital projects that began in late 2012.  The average interest rate on debt was 2.4% in the first six months of 2013 versus 2.1% in the first six months of 2012 primarily due to a higher proportion of fixed rate debt to floating rate date pursuant to an interest rate swap agreement in place since March 2012.

Equity in losses of partially-owned affiliates was $1,149 and $591 in the first six months of 2013 and 2012, respectively. The Company’s portion of Zenara’s loss for the first six months of 2013 and 2012 were $975 and $853, respectively.  These amounts include amortization expense of $468 and $494, for the first six months of 2013 and 2012, respectively.  The first six months of 2013 and 2012 also include expense of $174 and income of $262, respectively, related to an investment in a European joint venture.

The tax provision from continuing operations in the first six months of 2013 was $5,296 compared to $5,094 in the first six months of 2012.  The effective tax rate in the first six months of 2013 was 26.7% compared to 23.1% in the first six months of 2012.  The effective tax rate in the first six months of 2013 includes a first-quarter benefit of approximately $1,300 due to changes in tax laws and expense of approximately $1,500 related to the sale of an office building.

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued two formal assessments against the subsidiary.  In 2010, the Company filed to litigate the matter.  The first court date, which pertained to the smaller of the two assessments, was held in 2011, after which the court issued its ruling in favor of the Company.  The tax authorities appealed this ruling and the appeals court also ruled in the Company’s favor in 2012.   The first court date for the larger of the two assessments was held in September 2012 and the court issued its ruling in favor of the Company in June 2013.  For the six months ended June 30, 2013, the Company increased its reserve for unrecognized tax benefits for this matter by $22, including a decrease of $52 due to foreign currency translation. The Company still believes this dispute to be in the early stages of the judicial process since any ruling reached by any of the courts may be subject to further appeals, and as such the final date of resolution of this matter is uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $6,000, including penalties and interest  If the court rules against the Company in subsequent court proceedings, a payment for a substantial portion of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

Income from continuing operations in the first six months of 2013 was $14,561, or $0.47 per diluted share, versus $16,966, or $0.57 per diluted share in the same period a year ago.

Liquidity and Capital Resources

During the first six months of 2013, cash provided by operations was $2,558 versus $15,507 in the same period a year ago.  This decrease was largely due to an increase in inventory production to support expected shipments later in the year and lower net income, excluding non-cash items.

Cash flows in the first six months of 2013 related to capital expenditures were $31,754 compared to $6,884 in 2012.  The majority of the funds in 2013 were used for expansion of the Company’s large scale manufacturing capacity to support expected growth.  Funds used in the first six months of 2012 were mainly used for capital improvements to existing facilities.

Cash flows provided by financing activities in the first six months of 2013 were $24,126 compared to $17,902 used in the same period a year ago.  Borrowings under the Company’s credit facility in 2013 were primarily used to fund the Company’s domestic capital project to expand manufacturing capacity.  The cash outflows in 2012 were used to pay down the Company’s debt.

As a result of the items described above and the impact of foreign currency, cash and cash equivalents decreased $4,004 in the first six months of 2013.

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

Impact of Recent Accounting Pronouncements

Comprehensive Income

In February 2012, the FASB issued “Comprehensive Income:  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”)” which improves the reporting of reclassifications out of AOCI.  The amendment requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income.  For other amounts not required to be reclassified to net income, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about these amounts. This amendment became effective January 1, 2013 and the effect of adopting this updated guidance did not have an impact on the Company’s financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first six months of 2013.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first six months of 2013.  For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012.

Item 6.	Exhibits

Exhibit 10.30*	Form of Stock Option Agreement

Exhibit 31.1*	Section 302 Certification Statement of the Chief Executive Officer.

Exhibit 31.2*	Section 302 Certification Statement of the Chief Financial Officer.

Exhibit 32**	Section 906 Certification Statements of the Chief Executive Officer and Chief Financial Officer.

Exhibit 101.INS***	XBRL Instance Document

Exhibit 101.SCH***	XBRL Taxonomy Extension Schema

Exhibit 101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF***	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB***	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
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

Dated:  August 1, 2013