Form 10-Q
period 2013-09-30
CAMBREX CORP
filed 2013-11-01
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 30,245,949 shares outstanding of the registrant’s Common Stock, $.10 par value.

CAMBREX CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This document contains and incorporates by reference forward-looking statements including statements regarding expected performance, especially the Company's estimate relating to its performance of production, the timing of shipments and sales under the Company's Phase 3 supply agreement signed during 2012, the Company's belief that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company, as well as other statements relating to expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, the outcome of pending litigation (including environmental proceedings and remediation investigations) and related estimates of potential liability, acquisitions, divestitures, collaborations or other expansion opportunities.  These statements may be identified by the fact that they use words such as "may," "will," "could," "should," "would," "expect," "anticipate," "intend," "estimate," "believe" or similar expressions.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations.  The factors described, or incorporated by reference, in Item 1A of Part I contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2012, captioned "Risk Factors," or otherwise described in the Company's filings with the Securities and Exchange Commission provide examples of such risks and uncertainties that may cause the Company's actual results to differ materially from the expectations the Company describes in its forward-looking statements, including, but not limited to, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rates, interest rates, technology, manufacturing and legal issues, including the outcome of outstanding litigation disclosed in the Company's public filings, changes in foreign exchange rates, uncollectible receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the Company's ability to receive regulatory approvals for its products, continued demand in the U.S. for late stage clinical products, as well as risks relating to the build-up of inventory and capital expenditures that have been made in advance of revenue for a Phase 3 supply agreement signed during 2012 including that the customer's product will obtain the necessary regulatory approvals to commercialize the product, that anticipated quantities will not be meaningfully reduced, and that the Company continues to meet customer timelines for production, which will require, among other variables, that the Company's new large scale GMP manufacturing facility in Charles City, Iowa continues to perform as anticipated.

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
 (in thousands, except share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,092	$23,551
Trade receivables, net	53,996	43,094
Inventories, net	101,407	71,221
Prepaid expenses and other current assets	18,179	6,104
Total current assets	198,674	143,970

Property, plant and equipment, net	166,990	151,815
Goodwill	38,019	37,312
Intangible assets, net	3,993	4,091
Investments in and advances to partially-owned affiliates	13,023	15,094
Deferred income taxes	37,079	39,262
Other non-current assets	8,667	2,924

Total assets	$466,445	$394,468
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,044	$27,612
Deferred revenue	11,541	11,570
Accrued expenses and other current liabilities	43,257	43,844
Total current liabilities	86,842	83,026

Long-term debt	101,050	64,000
Deferred income taxes	19,458	18,577
Accrued pension benefits	54,382	55,373
Other non-current liabilities	18,383	10,195
Total liabilities	280,115	231,171

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 31,982,229 and 31,704,230 shares at respective dates	3,199	3,169
Additional paid-in capital	107,528	104,173
Retained earnings	122,279	105,263
Treasury stock, at cost, 1,790,873 and 1,795,082 shares at respective dates	(15,269)	(15,217)
Accumulated other comprehensive loss	(31,407)	(34,091)

Total stockholders' equity	186,330	163,297

Total liabilities and stockholders' equity	$466,445	$394,468

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Income Statements
 (unaudited – in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Gross sales	$77,992	$59,841	$214,201	$207,542
Commissions, allowances and rebates	547	456	775	1,772

Net sales	77,445	59,385	213,426	205,770

Other	7	(175)	1,714	801

Net revenues	77,452	59,210	215,140	206,571

Cost of goods sold	52,486	40,679	146,174	137,167

Gross profit	24,966	18,531	68,966	69,404

Operating expenses:
Selling, general and administrative expenses	11,128	11,910	32,854	33,829
Research and development expenses	2,588	2,347	7,547	7,297
Total operating expenses	13,716	14,257	40,401	41,126

Gain on sale of asset	-	-	4,680	-

Operating profit	11,250	4,274	33,245	28,278

Other expenses:
Interest expense, net	664	576	1,647	1,905
Other expenses, net	5	72	11	96
Equity in losses of partially-owned affiliates	508	630	1,657	1,221

Income before income taxes	10,073	2,996	29,930	25,056

Provision for income taxes	3,799	975	9,095	6,069

Income from continuing operations	6,274	2,021	20,835	18,987

Loss from discontinued operations, net of tax	(2,700)	(332)	(3,819)	(332)

Net income	$3,574	$1,689	$17,016	$18,655

Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.21	$0.07	$0.69	$0.64
Loss from discontinued operations, net of tax	$(0.09)	$(0.01)	$(0.12)	$(0.01)
Net income	$0.12	$0.06	$0.57	$0.63

Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.20	$0.07	$0.67	$0.63
Loss from discontinued operations, net of tax	$(0.08)	$(0.01)	$(0.12)	$(0.01)
Net income	$0.12	$0.06	$0.55	$0.62

Weighted average shares outstanding:
Basic	30,184	29,711	30,081	29,645
Effect of dilutive stock based compensation	868	876	857	495
Diluted	31,052	30,587	30,938	30,140

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$3,574	$1,689	$17,016	$18,655

Other comprehensive income:

Foreign currency translation adjustments	4,700	5,293	1,816	2,336

Foreign currency forward contracts, net of tax of $0, $25, $0 and $110 at respective dates	-	(71)	-	(270)

Interest rate swap agreement, net of tax of ($17), $0, $88 and $0 at respective dates	(32)	(216)	163	(1,036)

Pension plan amortization of net actuarial loss and prior service cost, net of tax of $106, $12, $337 and $37 at respective dates	241	301	705	899

Comprehensive income	$8,483	$6,996	$19,700	$20,584

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (unaudited – in thousands)

	Nine months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$17,016	$18,655
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	16,631	16,134
Non cash deferred revenue	(9,500)	-
Gain on sale of assets	(4,367)	-
Increase in inventory reserve	2,528	2,430
Allowance for doubtful accounts	509	97
Stock based compensation included in net income	2,006	1,270
Deferred income tax provision	1,185	(1,236)
Equity in losses of partially-owned affiliates	1,657	1,221
Other	262	266
Changes in assets and liabilities:
Trade receivables	(816)	900
Inventories	(31,616)	(8,858)
Prepaid expenses and other current assets	(8,788)	(763)
Accounts payable and other current liabilities	7,438	895
Deferred revenue	(529)	11,433
Other non-current assets and liabilities	5,482	(633)
Discontinued operations:
Net cash used in discontinued operations	(813)	(1,469)
Net cash (used in)/provided by operating activities	(1,715)	40,342

Cash flows from investing activities:
Capital expenditures	(36,353)	(9,062)
Proceeds from sale of assets	1,937	-
Advances to partially-owned affiliates	(941)	(1,321)
Other	(152)	11
Net cash used in investing activities	(35,509)	(10,372)

Cash flows from financing activities:
Long-term debt activity:
Borrowings	57,750	-
Repayments	(20,700)	(30,000)
Proceeds from stock options exercised	1,630	1,072
Other	(302)	(21)
Net cash provided by/(used in) financing activities	38,378	(28,949)

Effect of exchange rate changes on cash and cash equivalents	387	575

Net increase in cash and cash equivalents	1,541	1,596

Cash and cash equivalents at beginning of period	23,551	31,921

Cash and cash equivalents at end of period	$25,092	$33,517

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

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results expected for the full year.

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

(3)	Net Inventories

Inventories are determined on a first-in, first-out basis and stated at the lower of cost or market.

Net inventories at September 30, 2013 and December 31, 2012 consist of the following:

	September 30,	December 31,
	2013	2012

Finished goods	$35,369	$30,262
Work in process	40,260	23,533
Raw materials	20,437	12,352
Supplies	5,341	5,074
Total	$101,407	$71,221

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(4)	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2013, is as follows:

Balance as of December 31, 2012	$37,312
Translation effect	707
Balance as of September 30, 2013	$38,019

Acquired intangible assets, which are amortized, consist of the following:

		As of September 30, 2013
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$4,105	$(718)	$3,387
Customer-related intangibles	10 - 15 years	797	(191)	606
		$4,902	$(909)	$3,993

		As of December 31, 2012
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$4,011	$(552)	$3,459
Customer-related intangibles	10 - 15 years	778	(146)	632
		$4,789	$(698)	$4,091

The change in the gross carrying amount is primarily due to the impact of foreign currency translation.

Amortization expense was $63 and $190 for the three and nine months ended September 30, 2013, respectively. Amortization expense was $60 and $184 for the three and nine months ended September 30, 2012, respectively.

Amortization expense related to current intangible assets is expected to be approximately $257 for 2013 and for each of the next four years.

(5)	Investments in and Advances to Partially-Owned Affiliates

Investments in and advances to partially-owned affiliates consist primarily of the Company’s equity interest in Zenara Pharma (“Zenara”).  The Company recorded a loss of $508 and $1,483 for the three and nine months ended September 30, 2013, respectively, related to Zenara.  These amounts include amortization expense of $207 and $675, for the three and nine months ended September 30, 2013, respectively. The Company recorded a loss of $613 and $1,466 for the three and nine months ended September 30, 2012, respectively.  These amounts include amortization expense of $234 and $728 for the three and nine months ended September 30, 2012, respectively. In the first nine months of 2013 and 2012, the Company advanced $800 and $868 to Zenara, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)
(5)	Investments in and Advances to Partially-Owned Affiliates (continued)

Investments in and advances to partially-owned affiliates also includes a loss of $174 for the nine months ended September 30, 2013, related to an investment in a European joint venture. The Company recorded a loss of $17 and a gain of $245 for the three and nine months ended September 30, 2012, respectively. In the first nine months of 2013 and 2012, the Company advanced $141 and $453 to the European joint venture, respectively.

(6)	Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2013 totaled $3,799 and $9,095, respectively, and resulted in an effective tax rate of 37.7% and 30.4%, respectively.  For the nine months ended September 30, 2013, the effective tax rate includes a first-quarter benefit of approximately $1,300 due to changes in tax laws and expense of approximately $1,500 related to the sale of an office building.

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued two formal assessments against the subsidiary.  In 2010, the Company filed to litigate the matter.  The first court date, which pertained to the smaller of the two assessments, was held in 2011, after which the court issued its ruling in favor of the Company.  The tax authorities appealed this ruling and the appeals court also ruled in the Company’s favor in 2012.   The first court date for the larger of the two assessments was held in September 2012 and the court issued its ruling in favor of the Company in June 2013.  For the three months ended September 30, 2013, the Company increased its reserve for unrecognized tax benefits for this matter by $233, including $196 of foreign currency translation. Any ruling reached by any of the courts may be subject to further appeals, and as such the final date of resolution of this matter is uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $6,000, including penalties and interest.  If the court rules against the Company in subsequent court proceedings, a payment for the amount of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

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

Foreign currency forward contracts were designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives were not included in earnings but were included in AOCI.  Changes in the fair value of the derivative instruments reported in AOCI were recorded into earnings as a component of product revenue or expense, as applicable, when the forecasted transaction occurred.  The ineffective portion of all hedges was recognized in earnings and was immaterial to the Company's financial results.

There were no foreign currency forward contracts outstanding at September 30, 2013 and December 31, 2012.

Interest Rate Swap

The Company entered into an interest rate swap in March 2012 to reduce the impact of changes in interest rates on its floating rate debt.  The swap is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount.

The swap contract outstanding at September 30, 2013 has been designated as a cash flow hedge and, accordingly, changes in the fair value of this derivative are not recorded in earnings but are recorded each period in AOCI and reclassified into earnings as interest expense in the same period during which the hedged transaction affects earnings.  The ineffective portion of all hedges is recognized in earnings and has been immaterial to the Company's financial results.

As of September 30, 2013, the interest rate swap had a notional value of $60,000, at a fixed rate of 0.92%, maturing in September 2015.  The fair value of this swap is based on quoted market prices and was in a loss position of $679 and $930 at September 30, 2013 and December 31, 2012, respectively.  This loss is reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities.”

Assuming current market conditions continue, a loss of $422 is expected to be reclassed out of AOCI into earnings within the next twelve months.

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

The following tables provide the assets and liabilities carried at fair value, measured on a recurring basis, as of September 30, 2013 and December 31, 2012:

		Fair Value Measurements at September 30, 2013 using:
Description	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(679)	$-	$(679)	$-
Total	$(679)	$-	$(679)	$-

		Fair Value Measurements at December 31, 2012 using:
Description	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(930)	$-	$(930)	$-
Total	$(930)	$-	$(930)	$-

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at current market interest rates using observable benchmarks for the LIBOR forward rates at the end of the period.

As of September 30, 2013, there had not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk.

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(9)	Accumulated Other Comprehensive Income/(Loss)

The following table provides the changes in AOCI by component, net of tax, for the three months ended September 30, 2013:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of June 30, 2013	$2,293	$(405)	$(38,204)	$(36,316)
Other comprehensive income/(loss) before reclassifications	4,700	(105)	-	4,595
Amounts reclassified from accumulated other comprehensive income/(loss)	-	73	241	314

Net current-period other comprehensive income/(loss)	4,700	(32)	241	4,909
Balance as of September 30, 2013	$6,993	$(437)	$(37,963)	$(31,407)

The following table provides the changes in AOCI by component, net of tax, for the nine months ended September 30, 2013:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2012	$5,177	$(600)	$(38,668)	$(34,091)
Other comprehensive income/(loss) before reclassifications	1,816	(50)	-	1,766
Amounts reclassified from accumulated other comprehensive income/(loss)	-	213	705	918

Net current-period other comprehensive income	1,816	163	705	2,684
Balance as of September 30, 2013	$6,993	$(437)	$(37,963)	$(31,407)

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(9)	Accumulated Other Comprehensive Income/(Loss) (continued)

The following table provides the reclassifications out of AOCI by component for the three and nine months ended September 30, 2013:

Details about AOCI Components	Amount Reclassified from AOCI for the three months ended September 30, 2013	Amount Reclassified from AOCI for the nine months ended September 30, 2013	Affected Line Item in the Consolidated Income Statement
Losses on cash flow hedge:
Interest rate swap	$(113)	$(329)	Interest expense, net
	$40	$116	Tax benefit
	$(73)	$(213)	Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(305)	$(918)	Selling, general and administrative expenses
Actuarial losses	(29)	(87)	Cost of goods sold
Prior service costs	(13)	(37)	Selling, general and administrative expenses
	(347)	(1,042)	Total before tax
	106	337	Tax benefit
	$(241)	$(705)	Net of tax

Total reclassification for the period	$(314)	$(918)

(10)	Stock Based Compensation

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for stock options granted to employees during the nine months ended September 30, 2013 was $5.53.  No stock options were granted during the nine months ended September 30, 2012.

For the three months ended September 30, 2013 and 2012, the Company recorded $516 and $295, respectively, in selling, general and administrative expenses for stock options.  For the nine months ended September 30, 2013 and 2012, the Company recorded $1,441 and $914, respectively, in selling, general and administrative expenses for stock options.  As of September 30, 2013, the total compensation cost related to unvested stock options not yet recognized was $3,397.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.1 years.

For the three months ended September 30, 2013 and 2012, the Company recorded $200 and $181, respectively, in selling, general and administrative expenses for restricted stock awards.  For the nine months ended September 30, 2013 and 2012, the Company recorded $361 and $356, respectively, in selling, general and administrative expenses for restricted stock awards.  As of September 30, 2013, the total compensation cost related to unvested restricted stock not yet recognized was $67.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.1 years.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(10)	Stock Based Compensation (continued)

The Company granted equity-settled performance shares (“PS”) to certain executives.  PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the revenue and EBITDA growth of the members of a specified peer group of companies over a three-year period.  The peer group consists of publicly-traded life sciences companies competing in the same industry as the Company.  For the three and nine months ended September 30, 2013, the Company recorded $48 and $204, respectively, in selling, general and administrative expenses related to these PS awards. There were no PS awards outstanding for the three and nine months ended September 30, 2012.

The Company granted cash-settled performance share units (“PSU”) to certain executives.  PSU awards provide the recipient the right to receive the cash value of a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the revenue and EBITDA growth of the members of a specified peer group of companies over a three-year period.  The peer group consists of publicly-traded life sciences companies competing in the same industry as the Company.  For the three months ended September 30, 2013 and 2012, the Company recorded $117 and $1,354, respectively, in selling, general and administrative expenses for PSU awards. For the nine months ended September 30, 2013 and 2012, the Company recorded $978 and $1,754, respectively, in selling, general and administrative expenses for PSU awards.

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2012	2,264,399	$7.02
Granted	10,000	$11.44
Exercised	(114,599)	$5.40
Forfeited or expired	(2,950)	$10.42
Outstanding at March 31, 2013	2,156,850	$7.13
Granted	105,735	$12.94
Exercised	(147,900)	$5.46
Outstanding at June 30, 2013	2,114,685	$7.53
Exercised	(36,750)	$5.53
Forfeited or expired	(23,750)	$8.41
Outstanding at September 30, 2013	2,054,185	$7.56
Exercisable at September 30, 2013	1,026,300	$6.17

The aggregate intrinsic value for all stock options exercised for the three and nine months ended September 30, 2013 was $298 and $2,187, respectively.  The aggregate intrinsic value for all stock options exercised for the three and nine months ended September 30, 2012 was $1,283 and $1,333, respectively. The aggregate intrinsic values for all stock options outstanding and exercisable as of September 30, 2013 were $11,588 and $7,219, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(10)	Stock Based Compensation (continued)

The following table is a summary of the Company’s nonvested stock options and restricted stock:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2012	1,029,776	$4.62	31,145	$5.76
Granted	10,000	$6.55	-	$-
Vested during period	(25,000)	$2.69	(29,450)	$5.54
Forfeited	(1,000)	$3.39	-	$-
Nonvested at March 31, 2013	1,013,776	$4.69	1,695	$9.64
Granted	105,735	$5.43	31,648	$12.64
Vested during period	(55,626)	$2.43	(1,695)	$9.64
Nonvested at June 30, 2013	1,063,885	$4.88	31,648	$12.64
Vested during period	(12,500)	$2.67	-	$-
Forfeited	(23,500)	$4.79	-	$-
Nonvested at September 30, 2013	1,027,885	$4.91	31,648	$12.64

(11)	Retirement Plans

Domestic Pension Plan

The components of net periodic benefit cost for the Company’s domestic plan (which was frozen in 2007) for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Components of net periodic benefit cost
Interest cost	$765	$821	$2,294	$2,463
Expected return on plan assets	(958)	(918)	(2,872)	(2,754)
Recognized actuarial loss	235	216	704	648
Amortization of prior service cost	-	15	-	45

Net periodic benefit cost	$42	$134	$126	$402

The Company’s Supplemental Executive Retirement Plan (which was frozen in 2007) is non-qualified and unfunded.  Net periodic benefit costs for both the three months ended September 30, 2013 and 2012 were $55.  Net periodic benefit costs for the nine months ended September 30, 2013 and 2012 were $164 and $165, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(11)	Retirement Plans (continued)

International Pension Plan

The components of net periodic benefit cost for the Company’s international plan for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Components of net periodic benefit cost
Service cost	$185	$165	$558	$495
Interest cost	163	200	492	600
Recognized actuarial loss	71	50	213	150
Amortization of prior service benefit	(2)	(2)	(6)	(6)

Net periodic benefit cost	$417	$413	$1,257	$1,239

(12)	Contingencies

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

Environmental

In connection with laws and regulations pertaining to the protection of the environment, the Company and its subsidiaries are a party to several environmental proceedings and remediation investigations and cleanups, and along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites ("Superfund sites").  Additionally, the Company has retained the liability for certain environmental proceedings associated with discontinued operations.

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

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and remediation of applicable sites.  These reserves were $10,731 and $5,096 at September 30, 2013 and December 31, 2012, respectively.  The increase in the reserve includes adjustments to reserves of $6,414 and the impact of currency translation of $24 partially offset by payments of $803.  The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information become available.  Based upon available information and analysis, the Company's current reserve represents management's best estimate of the probable and estimable costs associated with environmental proceedings including amounts for current investigation fees where full investigation and remediation costs may not be estimable at the reporting date.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

CasChem

As a result of the sale of the Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company intends to continue implementing a sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs.  As of September 30, 2013, the Company’s reserve was $249.

Cosan

The Company is currently implementing a sampling and pilot program at its Cosan Clifton, New Jersey site pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs.  As of September 30, 2013, the Company’s reserve was $1,266.

Additionally, the Company is currently implementing a sampling plan at its Cosan Carlstadt, New Jersey site pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date were used to develop an estimate of the Company's future liability for remediation costs. As of September 30, 2013, the Company’s reserve was $1,136.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey.  These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek site. The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement (“Agreement”) and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with the other PRPs in the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs.  As of September 30, 2013, the Company’s reserve was $142 to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs. The investigation is ongoing and at this time it is too early to predict the extent of additional liabilities.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(12)	Contingencies (continued)

Maybrook Site

A subsidiary of Cambrex is named a PRP of a former production facility in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of this facility in 1986.  The USEPA also issued the Company a Notice of Potential Liability and the Company signed a consent decree to complete the Record of Decision ("ROD") and has provided the USEPA with appropriate financial assurance to guarantee the obligation under the consent decree. The PRPs began to implement a soil remedial action at this site in the third quarter of 2011 which was completed in 2012 pending approval by the USEPA.  The PRPs will continue implementing the ground water remedial actions at the site. As of September 30, 2013, the Company's reserve was $362 to cover remaining costs associated with on-going ground water and related remediation including long-term monitoring.

Harriman Site

Subsidiaries of Cambrex and Pfizer are also named as responsible parties for the Company's former Harriman, New York production facility by the New York State Department of Environmental Conservation ("NYSDEC").  A final ROD describing the Harriman site remediation responsibilities for Pfizer and the Company was issued in 1997 (the "1997 ROD").  Site clean-up work under the 1997 ROD is on-going and is being jointly performed by Pfizer and the Company, with NYSDEC oversight.  ELT Harriman, LLC ("ELT"), the current owner of the Harriman site, conducted other investigation and remediation activities under a separate NYSDEC directive.

In October 2013, the NYSDEC sent the Company, Pfizer, ELT and the immediately preceding owner Vertellus Specialties Holdings ("Vertellus") an enforcement letter demanding that the Company, together with Pfizer, submit a work plan for the further study and remediation of certain areas of the Harriman site, including the evaluation of certain remedies that the Company has contended are not required by the 1997 ROD.

Based upon the October letter from the NYSDEC, the Company recorded an additional liability of $3,450 in the third quarter of 2013 for the estimated costs to complete the further study and work plans requested by the NYSDEC, as well as a revised estimate to complete the remediation of certain portions of the site. The Company estimated the range for these activities to be between $2,000 and $7,000 and recorded the reserve at its best estimate within that range.  No final remedy for the site has been determined, which will follow further investigation and discussions with the NYSDEC.  The Company is unable to provide an estimate of those costs at this time. As of September 30, 2013, the Company's reserve was $3,750.

The Company intends to pursue all of its legal rights with respect to the contents of the October enforcement letter.  In addition, the Company is seeking to enforce all of its contractual rights to recover costs and for indemnification against ELT and Vertellus, that proceeding is ongoing.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(12)	Contingencies (continued)

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, in the early 1980's along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary.  The PRPs are in the process of implementing a final remedy at the site.  The SCP Superfund site has also been identified as a PRP in the Berry's Creek Superfund site (see previous discussion). For over a decade, the remediation has been funded by de minimus settlements and by the insurers of the SCP Superfund site's owners and operators.  However, due to an unexpected increase in remediation costs at the site and costs to contribute to the Berry's Creek investigation, the PRP group has approved the assessment of an additional cash contribution by the PRP group.  While the Company continues to dispute the methodology used by the PRP group to arrive at its allocation for the cash contribution, the Company has paid the initial funding requests.  The PRP Group further revised costs, and therefore funding estimates, in the third quarter of 2013.  The Company established a reserve in the third quarter of 2013 for $1,039 of which approximately $665 will be covered by insurance. Additionally, SCP's current allocation of Berry's Creek investigative costs is expected to be communicated to the Company by SCP by the end of the year.

Newark Bay Complex Litigation

CasChem and Cosan have been named as two of several hundred third-party defendants in a third-party complaint filed in February 2009, by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”).  The original plaintiffs include the NJDEP, the Commissioner of the NJDEP and the Administrator of the New Jersey Spill Compensation Fund, which originally filed suit in 2005 against Maxus, Tierra and other defendants seeking recovery of cleanup and removal costs for alleged discharges of dioxin and other hazardous substances into the Passaic River, Newark Bay, Hackensack River, Arthur Kill, Kill Van Kull and adjacent waters (the “Newark Bay Complex”).  Maxus and Tierra are now seeking contributions from third-party defendants, including subsidiaries of the Company, for cleanup and removal costs for which each may be held liable in the primary lawsuit. Maxus and Tierra also seek recovery for cleanup and removal costs that each has incurred or will incur relating to the Newark Bay Complex.  The Company has entered into a tentative settlement agreement with the original plaintiffs, which, if approved by the Court, would dismiss the lawsuit and provide the Company with some protections from certain claims.  The settlement would resolve any claims that the original plaintiffs have against the Company and would require Maxus and Tierra to re-file their claims against the Company in federal court.  Final approval of the settlement is not expected from the Court until early 2014.  As of September 30, 2013, the Company’s reserve is $324 for this matter.

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

For the nine months ended September 30, 2013, the Company recorded a gain on the sale of an office building of approximately $4,700.  The carrying value of the building was not material.  The Company received cash of approximately $1,900 and a secured note of approximately $3,200 as of September 30, 2013.

CAMBREX CORPORATION AND SUBSIDIARIES
(in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following summarizes the Company’s performance for the third quarter of 2013:

•	Sales increased 30.3% on a reported basis compared to the third quarter of 2012. Sales, excluding currency impact, increased 28.5%.
•	Gross margins increased on a reported basis to 32.0% from 31.0% in the third quarter of 2012.
•	Debt, net of cash, increased $8,505 primarily due to the expansion of the Company’s large scale manufacturing capacity to support expected growth and an increase in inventory levels to support upcoming shipments.

Results of Operations

Comparison of Third Quarter 2013 versus Third Quarter 2012

Gross sales in the third quarter of 2013 of $77,992 were $18,151 or 30.3% higher than the third quarter of 2012. Excluding a 1.8% favorable impact of foreign exchange compared to the third quarter of 2012, sales increased 28.5% primarily as a result of higher volumes sold (28.4%).  Pricing was flat quarter over quarter.  The increase in sales was primarily due to higher sales of a large phase 3 product and certain branded active pharmaceutical ingredients (“APIs”) partially offset by lower sales of generic APIs and products utilizing the Company’s drug delivery technology.

The following table reflects sales by geographic area for the third quarters of 2013 and 2012:

	Third quarter
	2013	2012

Europe	$52,235	$35,176
North America	20,108	19,061
Asia	3,682	3,437
Other	1,967	2,167
Total gross sales	$77,992	$59,841

Gross margins in the third quarter of 2013 increased to 32.0% from 31.0% in the third quarter of 2012.  Excluding an unfavorable impact from foreign currency, third quarter of 2013 margins increased to 32.1%.  Gross margins were mostly impacted by increased sales and production volumes partially offset by higher production costs.  Gross profit in the third quarter of 2013 was $24,966 compared to $18,531 in the same period last year.

Selling, general and administrative (“SG&A”) expenses of $11,128 in the third quarter of 2013 decreased compared to $11,910 in the third quarter of 2012.  The decrease is mainly due to lower personnel expenses throughout the Company.  SG&A as a percentage of gross sales was 14.3% and 19.9% in the third quarters of 2013 and 2012, respectively.

Results of Operations (continued)

Comparison of Third Quarter 2013 versus Third Quarter 2012 (continued)

Research and development (“R&D”) expenses of $2,588 were 3.3% of gross sales in third quarter of 2013, compared to $2,347 or 3.9% of gross sales in the third quarter of 2012. The increase is primarily related to increased personnel costs and an unfavorable impact from foreign currency.

Operating profit in the third quarter of 2013 was $11,250 compared to $4,274 in the third quarter of 2012.  As described above, the increase in operating profit is primarily due to higher gross profit and lower SG&A expenses.

Net interest expense was $664 in the third quarter of 2013 compared to $576 in the third quarter of 2012. The increase in net interest expense is attributed to higher average debt as a result of multiple large capital projects that began in late 2012 partially offset by lower interest rates.  The average interest rate on debt was 2.2% in the third quarter of 2013 versus 2.3% in the third quarter of 2012.

Equity in losses of partially-owned affiliates was $508 and $630 in the third quarters of 2013 and 2012, respectively. The Company’s portion of Zenara’s loss for the third quarters of 2013 and 2012 were $508 and $613, respectively.  These amounts include amortization expense of $207 and $234 for the third quarters of 2013 and 2012, respectively.

        The tax provision from continuing operations in the third quarter of 2013 was $3,799 compared to $975 in the third quarter of 2012.  The effective tax rate in the third quarter of 2013 was 37.7% compared to 32.5% in the third quarter of 2012.  The lower effective tax rate for the third quarter of 2012 was due to the Company not recording expenses related to taxable income in the U.S. where the Company had a history of losses.  The Company began recording tax expense related to U.S. income in 2013.

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued two formal assessments against the subsidiary.  In 2010, the Company filed to litigate the matter.  The first court date, which pertained to the smaller of the two assessments, was held in 2011, after which the court issued its ruling in favor of the Company.  The tax authorities appealed this ruling and the appeals court also ruled in the Company’s favor in 2012.   The first court date for the larger of the two assessments was held in September 2012 and the court issued its ruling in favor of the Company in June 2013.  In the third quarter of 2013, the Company increased its reserve for unrecognized tax benefits for this matter by $233, including $196 of foreign currency translation. Any ruling reached by any of the courts may be subject to further appeals, and as such the final date of resolution of this matter is uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $6,000, including penalties and interest.  If the court rules against the Company in subsequent court proceedings, a payment for the amount of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

Income from continuing operations in the third quarter of 2013 was $6,274, or $0.20 per diluted share, versus $2,021, or $0.07 per diluted share in the same period a year ago.

Results of Operations (continued)

Comparison of First Nine Months of 2013 versus First Nine Months of 2012

Gross sales in the first nine months of 2013 of $214,201 were $6,659 or 3.2% higher than the first nine months of 2012. Excluding a 1.3% favorable impact of foreign exchange compared to the first nine months of 2012, sales increased 1.9% due to higher volumes (+1.3%) and higher pricing (+0.6%). The volume increase was primarily due to higher sales of a large phase 3 product and certain branded APIs partially offset by lower sales of controlled substances and generic APIs.

The following table reflects sales by geographic area for the first nine months of 2013 and 2012:

	First nine months
	2013	2012

Europe	$136,708	$109,715
North America	62,360	82,870
Asia	10,419	8,384
Other	4,714	6,573
Total gross sales	$214,201	$207,542

Gross margins in the first nine months of 2013 decreased to 32.2% from 33.4% in the first nine months of 2012.  Excluding an unfavorable impact from foreign currency, margins in the first nine months of 2013 were 32.5%.  Lower margins were a result of unfavorable product mix and higher production costs partially offset by higher sales and production volumes.  Gross profit in the first nine months of 2013 was $68,966 compared to $69,404 in the same period last year.

SG&A expenses of $32,854 in the first nine months of 2013 decreased compared to $33,829 in the first nine months of 2012.  The decrease is mainly due to lower bonus expense partially offset by an unfavorable impact from foreign currency of approximately $600.  SG&A as a percentage of gross sales was 15.3% and 16.3% in the first nine months of 2013 and 2012, respectively.

R&D expenses of $7,547 were 3.5% of gross sales in first nine months of 2013, compared to $7,297 or 3.5% of gross sales in the first nine months of 2012. The increase is largely due to an unfavorable impact from foreign currency.

During the first nine months of 2013, the Company recorded a gain on sale of an office building of approximately $4,700.  The carrying value of the building was not material.  The Company received cash of approximately $1,900 and a secured note of approximately $3,200 as of September 30, 2013.

Operating profit in the first nine months of 2013 was $33,245 compared to $28,278 in the first nine months of 2012.  As described above, the increase in operating profit is primarily due to a benefit related to a gain on sale of an office building and lower SG&A expenses.

Net interest expense was $1,647 in the first nine months of 2013 compared to $1,905 in the first nine months of 2012. The decrease in net interest expense is attributed to higher capitalized interest as a result of multiple large capital projects that began in late 2012.  The average interest rate on debt was 2.3% in the first nine months of 2013 versus 2.2% in the first nine months of 2012.

Equity in losses of partially-owned affiliates was $1,657 and $1,221 in the first nine months of 2013 and 2012, respectively. The Company’s portion of Zenara’s loss for the first nine months of 2013 and 2012 were $1,483 and $1,466, respectively.  These amounts include amortization expense of $675 and $728, for the first nine months of 2013 and 2012, respectively. The first nine months of 2013 and 2012 also include expense of $174 and income of $245, respectively, related to an investment in a European joint venture.

Results of Operations (continued)

Comparison of First Nine Months of 2013 versus First Nine Months of 2012

The tax provision from continuing operations in the first nine months of 2013 was $9,095 compared to $6,069 in the first nine months of 2012.  The effective tax rate in the first nine months of 2013 was 30.4% compared to 24.2% in the first nine months of 2012.  The effective tax rate in the first nine months of 2013 includes a first-quarter benefit of approximately $1,300 due to changes in tax laws and expense of approximately $1,500 related to the sale of an office building. The lower effective tax rate for the first nine months of 2012 was due to the Company not recording expenses related to taxable income in the U.S. where the Company had a history of losses.  The Company began recording tax expense related to U.S. income in 2013.

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued two formal assessments against the subsidiary.  In 2010, the Company filed to litigate the matter.  The first court date, which pertained to the smaller of the two assessments, was held in 2011, after which the court issued its ruling in favor of the Company.  The tax authorities appealed this ruling and the appeals court also ruled in the Company’s favor in 2012.   The first court date for the larger of the two assessments was held in September 2012 and the court issued its ruling in favor of the Company in June 2013.  In the first nine months of 2013, the Company increased its reserve for unrecognized tax benefits for this matter by $255, including $144 due to foreign currency translation. Any ruling reached by any of the courts may be subject to further appeals, and as such the final date of resolution of this matter is uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $6,000, including penalties and interest.  If the court rules against the Company in subsequent court proceedings, a payment for the amount of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

Income from continuing operations in the first nine months of 2013 was $20,835, or $0.67 per diluted share, versus $18,987, or $0.63 per diluted share in the same period a year ago.

Liquidity and Capital Resources

During the first nine months of 2013, cash used in operations was $1,715 versus cash provided by operations of $40,342 in the same period a year ago.  This decrease was largely due to an increase in inventory production to support expected shipments in the fourth quarter, a large upfront payment in the third quarter of 2012 where the revenue was recognized in the third quarter of 2013 and an increase in customer advances.

Cash flows in the first nine months of 2013 related to capital expenditures were $36,353 compared to $9,062 in 2012.  The majority of the funds in 2013 were used for expansion of the Company’s large scale manufacturing capacity to support expected growth.  Funds used in the first nine months of 2012 were mainly used for capital improvements to existing facilities and to increase production capacity.

Cash flows provided by financing activities in the first nine months of 2013 were $38,378 compared to $28,949 used in the same period a year ago.  Borrowings under the Company’s credit facility in 2013 were primarily used to fund the Company’s short term working capital needs and capital projects to expand manufacturing capacity.  The cash outflows in 2012 were used to pay down the Company’s debt.

The Company believes that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company for the foreseeable future.

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

The Company has experienced increased production costs as a result of a fire involving certain equipment at the Company’s U.S. manufacturing facility.  The Company believes it may have a claim for damages under its property and business interruption insurance.  The Company recorded a $500 insurance receivable related to the damaged equipment.  At this time, the Company has not recorded any recovery related to the business interruption claim.

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

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2013.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first nine months of 2013.  For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012.

Item 6.	Exhibits

Exhibit 31.1*	Section 302 Certification Statement of the Chief Executive Officer.

Exhibit 31.2*	Section 302 Certification Statement of the Chief Financial Officer.

Exhibit 32**	Section 906 Certification Statements of the Chief Executive Officer and Chief Financial Officer.

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*     Filed herewith
**   Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Income Statements for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/Gregory P. Sargen
Gregory P. Sargen
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as the
Registrant's Principal Financial Officer)

Dated:  November 1, 2013