Form 10-K
period 2013-12-31
CAMBREX CORP
filed 2014-02-11
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to
Commission file number 1‑10638

CAMBREX CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware	22‑2476135
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Meadowlands Plaza,
East Rutherford, New Jersey	07073
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (201) 804‑3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non‑affiliates of the registrant was approximately $410,339,343 as of June 30, 2013.

As of January 31, 2014, there were 30,485,265 shares outstanding of the registrant's Common Stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2014 Annual Meeting are incorporated by reference into Part III of this Report.

CAMBREX CORPORATION AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2013

______________
(dollars in thousands, except per share data)

Forward-Looking Statements

This document contains and incorporates by reference forward-looking statements including statements regarding expected performance, including, but not limited to, the Company’s belief that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company, as well as other statements relating to expectations with respect to sales, research and development expenditures, earnings per share, capital expenditures, the outcome of pending litigation (including environmental proceedings and remediation investigations) and related estimates of potential liability, acquisitions, divestitures, collaborations or other expansion opportunities. These statements may be identified by the fact that they use words such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “intend,” “estimate,” “believe” or similar expressions. Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations. The factors described in Item 1A of Part I of this Annual Report on Form 10-K captioned “Risk Factors,” or otherwise described in the Company’s filings with the Securities and Exchange Commission provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including, but not limited to, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rates, interest rates, technology, manufacturing and legal issues, including the outcome of outstanding litigation, changes in foreign exchange rates, uncollectible receivables, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the Company’s ability to receive regulatory approvals for its products and continued demand in the U.S. for late stage clinical products or the successful outcome of the Company’s investment in new products.

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

General

Cambrex Corporation (the "Company" or "Cambrex"), a Delaware corporation, began business in December 1981. Cambrex is a life sciences company that provides products and services that accelerate and improve the development and commercialization of new and generic therapeutics. The Company primarily supplies its products and services worldwide to innovator and generic pharmaceutical companies. Cambrex has three operating segments, which are manufacturing facilities that have been aggregated as one reportable segment. The Company's overall strategy is to: grow its portfolio of custom development projects, especially those in the later stages of the clinical trial process; secure long-term supply agreements to produce active pharmaceutical ingredients (“APIs”) and intermediates for newly approved drug products; expand sales of products and projects based on its proprietary technologies; and partner with generic drug companies to grow the Company’s extensive portfolio of generic APIs. The Company’s acquisition of a 51% equity stake in Zenara Pharma (“Zenara”) also gives the Company the additional capability of producing final dosage form products as well as positioning it as a global supplier to the nicotine replacement therapy (“NRT”) market. The Company also seeks to demonstrate excellence in regulatory compliance, environmental, health and safety performance, and customer service.

______________
(dollars in thousands, except per share data)

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

The aging western population, continued investment in healthcare research and drug development, growth in the world’s developing markets, and the necessity to develop therapeutics to address unmet needs drives business growth in life sciences companies. Aging "baby boomers" in the United States, Europe and Japan may provide an enormous healthcare opportunity. This group typically has more education, a higher socio-economic level and higher demands for healthcare services than previous generations.

Demand for Cambrex products and services is dependent upon some of its customers’ continuing access to financial resources to advance their R&D projects for therapeutic candidates from the laboratory to the clinic, and eventually, to the patient. Healthcare investment comes from a variety of sources. Large pharmaceutical and biotechnology companies spend billions on drug discovery and development and the Company believes billions more are spent by numerous smaller emerging pharmaceutical companies. Macro-economic conditions can have an impact on the availability of funding for the Company’s customers, especially many of the smaller companies that are often dependent upon venture capital and other private sources of funding.

Once a drug is identified, companies must develop a robust process for the manufacture of clinical and commercial quantities. Product testing, analytical methods and quality processes are integrated into the manufacturing process. These are critical elements of getting a commercially viable drug to market. Cambrex excels in the manufacture and testing of APIs and drug substances at laboratory, clinical and commercial scale and specializes in optimizing manufacturing processes.

Demand for outsourced services from pharmaceutical companies continues to grow. Large pharmaceutical and biotechnology companies may outsource the development and manufacturing of a drug substance to manage multiple internal priorities, access new technologies or additional capacity, preserve needed capital or ensure multiple sources of supply. Many emerging pharmaceutical and generic drug companies outsource all process development and manufacturing and many larger pharmaceutical companies have publicly stated that they will increasingly outsource the manufacturing of drug products. With large plants and product development resources in both Europe and the U.S., and large teams of professionals with substantial experience in the development, scale-up and operation of pharmaceutical manufacturing processes, Cambrex is particularly well positioned to assist drug companies with these much needed services for APIs.

______________
(dollars in thousands, except per share data)

New drugs are typically patented. When the patent expires, the drug may be manufactured and marketed in its generic form. Growth in the generic drug market is driven by the continuing stream of drug patents that will expire in the future and favorable market forces that encourage the use of generic pharmaceuticals as a more cost effective alternative to higher-priced branded drugs. In the United States, and many countries in Europe, governments and prescription benefit management companies provide incentives for generic substitution to reduce costs. Cambrex manufactures over 70 generic APIs, typically in relatively small quantities for use in niche therapeutics.

The market for human therapeutics is regulated by the Food and Drug Administration (“FDA”) in the United States and other similar regulatory agencies throughout the world. These agencies oversee and regulate the development, manufacturing and commercialization processes for APIs and regulated intermediates. Excellent regulatory and quality systems as well as extensive experience in pharmaceutical fine chemical scale-up and manufacturing are essential to serve the industry and serve as a barrier to entry for potential new competitors.

Competitors from developing markets have increased their capabilities in drug substance manufacturing and finished dosage form drugs in recent years. While overall global demand has been lifted by the rapid growth in certain developing markets, the presence of competitors within these markets, who have lower cost structures, have resulted in downward pricing pressure throughout the pharmaceutical supply chain, and especially on generic APIs and certain development services for clinical phase products. Pricing pressures, due to developing market competitors, on later stage clinical projects and supply arrangements for patented products has been limited to date, although these pressures may increase as developing markets become more acceptable as suppliers to larger pharmaceutical companies. Cambrex regularly sources R&D services, raw materials and certain intermediates from developing market companies.

Development of the Business

The discussion below provides insight into the general development of the Company’s business, including recent acquisitions and dispositions of assets.

In November 2010, the Company acquired a 51% equity stake in Zenara, a Hyderabad, India based pharmaceutical company focused on the formulation of final dosage form products. Pursuant to the stock purchase agreement, Cambrex will acquire the remaining 49% in early 2016 at a value to be determined using a weighted combination of a multiple of 2015 earnings before interest, taxes, depreciation and amortization (“EBITDA”) and cumulative EBITDA for the years 2011 through 2015, adjusted for Zenara’s net debt or net cash position. Cambrex accounts for its investment in Zenara using the equity method of accounting. See Notes 2 and 7 to the Company’s consolidated financial statements for additional information.

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

The Company’s products and services are sold to a diverse group of several hundred customers, with one customer, Gilead Sciences, Inc., accounting for 18.3% of 2013 consolidated sales. The Company’s products are sold through a combination of direct sales and independent agents. Two APIs, one an antiviral, and the other a gastrointestinal product that is sold to multiple customers, represented 18.3% and 10.0%, respectively, of 2013 consolidated sales.

______________
(dollars in thousands, except per share data)

The following table shows gross sales to geographic area:

	2013	2012	2011

Europe	$210,463	$150,678	$156,814
North America	86,974	105,439	75,979
Asia	13,800	12,827	10,448
Other	5,975	8,987	11,234
Total	$317,212	$277,931	$254,475

Marketing and Distribution

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

Research and Development

The Company's R&D program is designed to increase the Company's competitiveness by improving its technology and developing processes for the manufacture of new products to meet customer requirements. The goals are to introduce innovative and proprietary products, improve manufacturing processes to reduce costs, improve quality and increase capacity to identify market opportunities that warrant significant technical expertise, and offer the prospects of a long-term, profitable business relationship. R&D activities are performed at all of the Company's manufacturing facilities in both the United States and Europe. Approximately 124 employees are at least partially involved in R&D activities worldwide.

The Company spent $10,387, $9,544 and $11,037 in 2013, 2012 and 2011, respectively, on R&D efforts.

Patents and Trademarks

The Company has patent protection covering certain products, processes and services. In addition, the Company also relies on know-how and trade secrets (related to many of its manufacturing processes and techniques not generally known to other companies) for developing and maintaining its market position. The Company currently owns 18 issued patents and has 28 patent applications pending in the United States and owns 160 patents and has 106 patent applications pending in foreign countries covering various technologies. The Company seeks to protect its proprietary technology and prepares new patent applications as it develops new inventions.

______________
(dollars in thousands, except per share data)

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

Competition

The Company has numerous primary API and advanced intermediate competitors throughout Western Europe and the United States and many more competitors within various product categories the Company serves, including a growing number of competitors in Asia, Eastern Europe and other low-cost areas. The Company believes that low cost providers have had the impact of driving prices down for many products and services for which the Company competes to provide, especially within the generic API market, and the Company anticipates that it will face increased competition from these providers in the future. It is expected that regulatory compliance, product quality, pricing, and logistics will determine the extent of the long term impact of these competitors in the primary markets that the Company serves. If the Company perceives significant competitive risk and a need for technical or financial commitment, it generally attempts to negotiate long term contracts or guarantees from its customers.

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

Present and Future Environmental Expenditures: The Company’s policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations. The Company believes it is in compliance with such requirements and has adequate professional staff and systems in place to remain in compliance. In some cases, compliance can only be achieved by capital expenditures, and the Company made capital expenditures of $3,554, $3,757 and $3,088 in 2013, 2012 and 2011, respectively, for environmental projects. As the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related capital and other expenditures may increase. The Company considers costs for environmental compliance to be a normal cost of doing business and includes such costs in pricing decisions.

______________
(dollars in thousands, except per share data)

Employees

At December 31, 2013, the Company had 936 employees worldwide (647 of whom were from international operations) compared with 891 employees at December 31, 2012 and 833 at December 31, 2011.

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

Export and International Sales

The Company exports numerous products to various areas, principally Western Europe and Asia. Export sales from the Company’s domestic operations in 2013, 2012 and 2011 amounted to $86,850, $32,872 and $31,605, respectively. Sales from international operations were $164,010, $168,202, and $171,068 in 2013, 2012 and 2011, respectively. Refer to Note 17 to the Company’s consolidated financial statements.

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

Factors That May Affect Future Results

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered, including the cautionary note under the heading “Forward-Looking Statements.” If any of the following risks manifests, the Company’s business, financial condition, operating results, cash flows and reputation could be materially adversely affected. The risks and uncertainties described below are not the only ones the Company faces. Additionally, risks and uncertainties not presently known to the Company or that it currently deems immaterial may also impair its business, financial condition, operating results and cash flows in the future.

______________
(dollars in thousands, except per share data)

Certain of the Company’s customers and suppliers comprise a significant percentage of the Company’s business and the loss of one or more of these customers or suppliers could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Should any significant customer renegotiate on terms more favorable to them, or discontinue or decrease their usage of the Company’s products, the loss could have a material adverse effect on the Company’s financial position, results of operations and cash flow. The Company’s customers routinely attempt to reduce costs, including the costs of the Company’s products, as a result of macro-economic trends and various market dynamics specifically affecting the pharmaceuticals industry.

New technologies, competition or a reduction in demand for the Company’s products could reduce sales.

The markets for the Company’s products are competitive and price sensitive. The Company has numerous primary API and advanced intermediate competitors throughout Western Europe and the United States and many more competitors within various segments of the markets the Company serves, including a growing number of competitors in Asia, Eastern Europe and other low-cost areas. The Company’s competitors may lower prices on products in the future and the Company may, in certain cases, respond by lowering its prices. Conversely, failure to anticipate and respond to price competition may adversely impact the Company’s market share. Competitors may develop new technologies or products, negatively impacting the Company. Several of the Company’s customers, especially those that buy its generic APIs and larger pharmaceutical companies that primarily sell patented products, have internal capabilities similar to the Company’s. If one or more of these customers replace the Company’s products with their own internal capabilities, demand for the Company’s products may decrease. In addition, demand for the Company’s products may weaken due to a reduction in R&D budgets, loss of distributors or other factors. A reduction in demand for the Company’s products could impair profit margins and may have a material adverse effect on the Company’s financial position, results of operations and cash flow.

The Company’s failure to obtain new contracts or renew existing contracts may adversely affect its business.

The Company must continually renew existing contracts and win new contracts, which subjects the Company to potentially significant pricing pressures. In the event the Company is unable to replace these contracts timely or at all, or is forced to accept terms, including pricing terms, less favorable to the Company, the Company’s revenue may not be able to be sustained or may decline. In addition, certain of the Company’s long-term contracts may be cancelled or delayed by clients for any reason upon notice. Multiple cancellations, non-renewals, or renewals on less favorable terms to the Company of significant contracts could materially impact the Company’s business. While the Company intends to seek to renegotiate new or extended agreements prior to expiration, if these contracts cannot be renewed or extended on terms acceptable to the Company or at all, the Company’s business, results of operations and financial condition could be materially adversely affected.

Failure to obtain raw materials from third-party manufacturers could affect the Company’s ability to manufacture and deliver its products.

The Company relies on third-party manufacturers to supply many of its raw materials and intermediates. In addition, the Company has a single source for supplies of some raw materials to its products. Manufacturing problems may occur with these and other outside sources. Prolonged disruptions in the supply of any of the Company’s key raw materials, difficulty implementing replacement materials or new sources of supply, or a significant increase in the prices of raw materials could have a material adverse effect on the Company’s operating results, financial condition or cash flows. If a supplier provides the Company raw materials or other supplies that are deficient or defective or if a supplier fails to provide the Company such materials or supplies in a timely manner, the Company may have limited ability to find appropriate substitutes or otherwise meet required specifications and deadlines. Moreover, the Company could experience inventory shortages if it is required to use an alternative supplier on short notice, which also could lead to raw materials being purchased on less favorable terms than the Company has with its regular suppliers. If such problems occur, the Company may not be able to manufacture its products profitably or on time, which could harm the Company’s reputation and have a material adverse effect on the Company’s business.

______________
(dollars in thousands, except per share data)

Failure to obtain sufficient quota from the Drug Enforcement Administration ("DEA") could affect the Company’s ability to manufacture and deliver its products.

The starting materials used in several of the Company's products and many of the Company's finished products are controlled substances and are regulated by the DEA. Consequently, their manufacture, shipment (including import and export), storage, sale and use are subject to a high degree of regulation. In particular, the DEA limits the manufacturing and distribution of the starting materials and APIs manufactured by the Company and it must regularly apply for quota to obtain and manufacture these substances. As a result of these limitations, the Company may not be able to meet commercial demand for these substances, which could harm its relationship with customers and its reputation. If the Company’s DEA registration were revoked or suspended, or if any of the Company’s quota applications were rejected, the Company could no longer lawfully possess, manufacture or distribute controlled substances, which could have a material adverse effect on the Company’s business.

Disruptions to the Company’s or its customers’ manufacturing operations or supply chain could adversely affect its results.

Due to heavy reliance on manufacturing and related operations to produce and distribute the products the Company sells, the Company could be adversely affected by disruptions to these operations or its customers’ operations. The Company and its suppliers and customers operate in a highly regulated industry. Any violation of applicable regulations, failure to meet applicable manufacturing standards, or other actions by regulatory agencies, including, but not limited to, plant shutdowns or the removal of a product from the market that eliminate or reduce the Company’s and its customer’s sales of products could negatively impact the Company’s business and reputation. In addition, a number of factors could cause production interruptions at the Company’s facilities, including equipment malfunctions, disruptions in the supply chain, facility contamination, labor problems, raw material shortages, natural disasters, disruption in utility services, fire, terrorist activities, human error or disruptions in the operations of the Company’s suppliers. Any significant disruption to those operations for these or any other reasons could adversely affect the Company’s sales and customer relationships. Any sustained reduction in the Company’s ability to provide products would negatively impact its sales growth expectations, cash flows and profitability.

Litigation may harm the Company or otherwise negatively impact its management and financial resources.

The Company’s business is subject to the risk of litigation by employees, customers, consumers, suppliers, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. Complex or extended litigation could cause the Company to incur large expenditures and distract its management. The cost to defend current and future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of the Company’s products, regardless of whether the allegations are valid or whether the Company is ultimately found liable. Disputes from time to time with such companies or individuals are not uncommon, and the Company cannot be assured that it will always be able to resolve such disputes on terms favorable to the Company. As a result, litigation may adversely affect its business, financial condition and results of operations. In addition, certain contracts with our suppliers and customers contain provisions whereby the Company indemnifies, subject to certain limitations, the counterparty for damages suffered as a result of claims related to use of the Company’s products or facilities and other matters. Claims made under these provisions could be expensive to litigate and could result in significant payments.

______________
(dollars in thousands, except per share data)

Refer to Note 19 to the Company’s consolidated financial statements for a discussion of the Company’s environmental and legal matters.

Incidents related to hazardous materials could adversely affect the Company.

Portions of the Company’s operations require the controlled use of hazardous materials. Although the Company designs and implements safety procedures to comply with the standards prescribed by federal, state, and local regulations, the risk of accidental contamination of property, or injury to individuals from these materials, cannot be completely eliminated. In the event of accidental contamination of property or injury to individuals caused by these materials, the Company could be liable for damages which could adversely affect its business. Additionally, any incident could shut down the Company’s operations, which could have a material adverse effect on the business and results of operations of the Company.

The Company generates waste that must be transported to approved storage, treatment and disposal facilities. The transportation and disposal of such waste are required to meet applicable state and federal statutes and regulations. The handling of such waste potentially exposes the Company to environmental liability if, in the future, it is determined that the violation of statutes or regulations occurred.

The Company is also a party to several environmental remediation investigations and activities and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company’s estimated reserve for environmental remediation is based on information currently available to it and may be subject to material adjustment in future periods as new facts or circumstances may indicate. Moreover, despite its efforts to comply with environmental laws, the Company may face significant remediation liabilities and additional legal proceedings concerning environmental matters, which could have a material adverse effect on the Company’s business.

It is the Company’s policy to record appropriate liabilities for environmental matters where remedial efforts are probable and the costs can be reasonably estimated. Such liabilities are based on the Company’s best estimate of the undiscounted future costs required to complete the remedial work. Environmental matters often span several years and frequently involve regulatory oversight or adjudication. Additionally, many remediation requirements are fluid and are likely to be affected by future technological, site and regulatory developments. Each of these matters is subject to various uncertainties, and it is possible that some of these liabilities will be materially higher than the Company has estimated.

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and/or remediation of applicable sites not owned by the Company and the Company's current and former operating sites. Reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information become available. In some jurisdictions in which the Company operates, such as Hyderabad, India, environmental, health and safety regulations are still early in their development, and the Company cannot determine how these laws will be implemented and the impact of such regulation on the Company. Given the uncertainties regarding the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental losses in excess of its reserves.

Refer to Note 19 to the Company’s consolidated financial statements for a discussion of the Company’s environmental and legal matters.

______________
(dollars in thousands, except per share data)

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

______________
(dollars in thousands, except per share data)

The Company recently expanded its large-scale manufacturing capacity to support expected growth in the business. There can be no assurance that sales volumes will be sufficient to ensure the economical operation of this expanded capacity, in which case, the Company’s results of operations could be adversely affected.

Global growth is subject to a number of economic risks.

A reduction in the availability of debt or equity capital could adversely affect the ability of the Company’s customers to obtain financing for product development and could result in a decrease in or cancellation of orders for the Company’s products as well as impact the ability of the Company’s customers to make payments. The Company believes that cash flows from operations, along with funds available from a revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company, but if this does not continue to be the case the Company’s business may be materially adversely affected. There is a risk that the funds available to be drawn under the Company’s revolving line of credit may not be available in the event of the failure of one or more participant banks. Significant movements in the rate of exchange between the U.S. dollar and certain currencies, primarily the euro and Swedish krona, may also adversely affect the Company’s results.

If the Company acquires other businesses, it may be harmed by difficulties in integration and employee retention, unidentified liabilities of the acquired businesses, or obligations incurred in connection with financing the acquisition.

All acquisitions involve known and unknown risks that could adversely affect the Company’s future revenues and operating results. For example:

•	The Company may fail to successfully integrate its acquisitions in accordance with its business strategy.

•	The initial rationale for the acquisition may not remain viable due to a variety of factors, including unforeseen regulatory changes and market dynamics after the acquisition, and this may result in a significant delay or reduction in the profitability of the acquisition.

•	Integration of acquisitions may divert management’s attention away from the Company’s primary product offerings, resulting in the loss of key customers or personnel, and may expose the Company to unanticipated liabilities.

•	The Company may not be able to retain the skilled employees and experienced management that may be necessary to operate the businesses it acquires. If the Company cannot retain such personnel, it may not be able to locate or hire new skilled employees and experienced management to replace them.

•	The Company may purchase a business that has contingent liabilities that include, among others, known or unknown environmental, patent or product liability claims.

•	The Company’s acquisition strategy may require it to obtain additional debt or equity financing, resulting in additional leverage, or increased debt obligations as compared to equity, and dilution of ownership.

•	The Company may purchase businesses located in jurisdictions where it does not have operations and as a result it may not be able to anticipate local regulations and the impact such regulations have on its business.

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

______________
(dollars in thousands, except per share data)

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

There are risks associated with the Company’s acquisition of a 51% equity stake in Zenara including, but not limited to, the Company’s ability to achieve its goals established for the Zenara business and to fund its obligation to purchase the remaining 49% equity stake in 2016.

In November 2010, the Company purchased 51% of the equity in Zenara and is required to purchase the remaining 49% in 2016 based upon a formula derived from Zenara’s future EBITDA. The Company may, at its option, purchase the remaining equity in cash or a combination of cash and up to 50% of the consideration in the Company’s stock.

To the extent Zenara has significant EBITDA during the period covered by the Company’s contractual buyout formula, substantial consideration will be required to purchase the remaining 49%. A large cash payment could require borrowing under the Company’s credit facility. Additionally, the uncertainty regarding the amount of consideration required for the 2016 buyout of the 49% may impact the Company’s future borrowing ability, result in higher interest expense, or possibly result in difficulty securing any credit arrangements in the future. Additionally, issuance of any stock to satisfy a portion of this obligation could have a dilutive effect on holders of the Company’s common stock.

Zenara is currently not profitable, and there is no guarantee that it will be in the future. If Zenara continues to generate losses, it could negatively impact the Company’s consolidated results and cash flows. Should Zenara not meet certain targets within the contractual buyout formula, this will result in no consideration to obtain the remaining 49%.

The Company has a significant amount of debt.

The Company has a $250,000 revolving credit facility of which $79,250 was outstanding at December 31, 2013. This facility expires in November 2016. If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the credit facility, it will be in default. This current debt arrangement requires the Company to comply with specified financial ratios. The Company’s ability to comply with these ratios may be affected by events beyond its control.

Even if the Company is able to meet its debt service obligations, the amount of debt it has could adversely affect the Company by limiting its ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes. It also may place the Company at a disadvantage relative to its competitors who may have lower levels of debt, while making it more vulnerable to a downturn in its business or the economy in general. It may also require the Company to use a substantial portion of its cash to pay principal and interest on its debt.

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

______________
(dollars in thousands, except per share data)

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

The Company’s international revenues, which include revenues from its non-U.S. subsidiaries and export sales from the U.S., represent the majority of its product revenues. The Company’s operations extend to numerous countries outside of the U.S.

There are a number of significant risks arising from the Company’s international business and the establishment of foreign operations, including:

•	the possibility that nations or groups could boycott its products;

•	inflation, foreign currency exchange rates and the impact of shifts in the U.S. and local economies on those rates;

•	general economic decline or political unrest in the markets in which it operates;

•	geopolitical risks, terrorism, or acts of war or hostility;

•	compliance with local laws and regulations including laws restricting the inflow of capital or cash and unexpected changes in regulatory requirements;

•	the difficulties and expenses of compliance with a wide variety of foreign laws and regulations;

•	longer accounts receivable cycles in certain foreign countries;

•	import and export licensing requirements;

•	government sanctions may reduce or eliminate the Company’s ability to sell its products in certain countries; and

•	the protection of the Company’s intellectual property and that of its customers;

If the Company is unable to effectively manage these risks, these locations may not produce the revenues, earnings, or strategic benefits that it anticipates which could have a material adverse effect on the Company’s business.

A significant portion of the Company’s business is conducted in currencies other than the U.S. dollar, which is its reporting currency. The Company recognizes foreign currency gains or losses arising from its operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which the Company does business have caused, and will continue to cause, foreign currency transaction gains and losses. The Company cannot predict the effects of exchange rate fluctuations upon its future operating results because of the number of currencies involved, the variability of currency exposures, and the potential volatility of currency exchange rates. The Company periodically engages in limited foreign exchange hedging transactions to mitigate the impact of this volatility on its operations, but its strategies are short-term in nature and may not adequately protect its operating results from the full effects of exchange rate fluctuations.

Finally, the Company operates in certain jurisdictions that have experienced governmental corruption to some degree and, in some circumstances, anti-bribery laws may conflict with some local customs and practices. As a result of the Company’s policy to comply with the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, the Company may be at a competitive disadvantage to competitors that are not subject to, or do not comply with, such laws. Furthermore, while employees and agents must comply with these laws, the Company cannot be certain that internal policies and procedures will always prevent violations of these laws, despite a commitment to legal compliance and corporate ethics. Violations or mere allegations of such violations could have a material adverse effect on the Company’s business and reputation.

______________
(dollars in thousands, except per share data)

The Company’s operating results may unexpectedly fluctuate in future periods.

The Company’s revenue and operating results can fluctuate on a quarterly basis. The operating results for a particular quarter may be higher or lower than expected as a result of a number of factors, including, but not limited to, the timing of contracts; the delay, cancellation or acceleration of a contract; seasonal slowdowns in different parts of the world; the timing of accounts receivable collections; pension contributions; changes in government regulations; and changes in exchange rates with the U.S. dollar. Because a high percentage of the Company’s costs are relatively fixed in the short term, such as the cost of maintaining facilities and compensating employees, any one of these factors could have a significant impact on the Company’s quarterly results. In some quarters, the Company’s revenue and operating results may be significantly lower than or higher than the expectations of securities analysts and investors due to any of the factors described above.

The possibility the Company will be unable to protect its technologies could affect its ability to compete.

The Company’s success depends to some degree upon its ability to develop proprietary products and technologies. However, the Company cannot be assured that patents will be granted on any of its patent applications. The Company also cannot be assured that the scope of any of its issued patents will be sufficiently broad to offer meaningful protection. The Company has patents issued in selected countries; therefore, third parties can make, use, and sell products covered by its patents in any country in which the Company does not have patent protection. In addition, the Company may be involved in patent litigation in the future. Issued patents or patents the Company licenses could be successfully challenged, invalidated or circumvented so that its patent rights would not create an effective competitive barrier. Although the Company intends to defend the validity of owned patents and use all appropriate methods to prevent their infringement, such efforts are expensive and time consuming, with no assurance of success. The ability to enforce patents depends on the laws of individual countries and each country’s practices regarding enforcement of intellectual property rights. The Company provides its customers the right to use its products under label licenses that are for research purposes only. These licenses could be contested, and the Company cannot be assured that it would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner.

If a third party claimed an intellectual property right to technology the Company uses, the Company may need to discontinue an important product or product line, alter its products and processes, defend its right to use such technology in court or pay license fees. Although the Company may, under these circumstances, attempt to obtain a license to such intellectual property, it may not be able to do so on favorable terms, or at all. Additionally, if the Company’s products are found to infringe on a third party’s intellectual property, the Company may be required to pay damages for past infringement, and lose the ability to sell certain products or receive licensing revenues.

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

______________
(dollars in thousands, except per share data)

Information technology systems could fail to perform adequately or the Company may fail to adequately protect such systems against data corruption, cyber-based attacks, or network security breaches.

The Company utilizes information technology networks and systems to process, transmit, and store electronic information. In particular, the Company depends on information technology infrastructure to effectively manage its business data, supply chain, logistics, accounting, and other business processes and electronic communications between employees, customers and suppliers. Ineffective allocation and management of the resources necessary to build and sustain an appropriate technology infrastructure could adversely affect the Company’s business. In addition, security breaches or system failures of this infrastructure can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. Inability to prevent such breaches or failures, could disrupt the Company’s operations or cause financial damage or loss because of lost or misappropriated information.

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

If the Company is unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in tax rates or the time period within which taxable income is recognized, the Company could be required to increase its valuation allowances against its deferred tax assets resulting in an increase in its recorded tax expense and a potential adverse impact on future results.

______________
(dollars in thousands, except per share data)

Low investment performance by the Company’s defined benefit pension plan assets or other events including changes in regulations or actuarial assumptions may increase the Company’s pension expense, and may require the Company to fund a larger portion of its pension obligations, thus, diverting funds from other potential uses.

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

The manufacturing of pharmaceutical products is subject to extensive regulation by governmental authorities, including the FDA, the European Medicines Agency and comparable regulatory authorities in other countries. The process of obtaining regulatory approval to produce and market pharmaceutical products is rigorous, time-consuming, costly, and often unpredictable. The Company’s business, as well as its customers’ business depends in part on strict government regulation of the drug development process. Legislation may be introduced and enacted to modify regulations administered by the regulatory authorities and governing the drug approval process. The Company may be unable to obtain requisite regulatory approvals on a timely basis for marketing and production of products. Conversely, any significant reduction in the scope of regulatory requirements or the introduction of simplified drug approval procedures could reduce barriers to entry, increase competition, and have a material adverse effect on the Company’s business.

Failure to comply with current Good Manufacturing Practices (“cGMP”) and other government regulations or delays in obtaining regulatory approval by the Company or its customers could have a material adverse effect on the Company.

All facilities and manufacturing techniques used for manufacturing products for clinical use or for commercial sale in the U.S. must be operated in conformity with cGMP regulations as required by the FDA and other comparable regulatory authorities in other countries, and for certain products, the DEA. The Company’s facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products. A finding that the Company had materially violated these requirements could result in regulatory sanctions including, but not limited to, the regulatory agencies withholding approval of new drug applications or supplements and the denial of entry into the U.S., or other countries, of products manufactured at non-compliant facilities, the loss of a customer contract, the disqualification of data for client submissions to regulatory authorities and a mandated closing of the Company’s facilities. Any such violations would have a material adverse effect on the Company’s business. The Company’s customers are typically subject to the same, or similar regulations and any such violations or other actions by regulatory agencies, including, but not limited to, plant shutdowns or product recalls that eliminate or reduce the Company’s sale of its products or services could negatively impact the Company’s business. In addition, the submission of new products to regulatory authorities for approval by the Company or its customers does not guarantee the approval to market the product will be granted. Each authority may impose its own requirements or delay or refuse to grant approval to the Company or customer even when the product has already been approved in another country. Regulatory authorities have required, and may require in the future, that certain scientific data requirements be performed on the Company’s products and this may require additional testing. Responding to such requirements may cause delays in or the cessation of the sales of one or more products which would adversely affect profitability. The Company can provide no assurance that any testing approvals or registration will be granted on a timely basis, if at all, or that the Company’s resources will be adequate to meet the costs of regulatory compliance or that the economic benefit of complying with the requirement will exceed costs.

______________
(dollars in thousands, except per share data)

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

Item 1B	Unresolved Staff Comments.

None.

Item 2	Properties.

Set forth below is information relating to manufacturing facilities owned by the Company as of December 31, 2013:

Operating
Location	Acreage	Subsidiary	Primary Product Lines Manufactured

Charles City, Iowa	57 acres	Cambrex	APIs and Pharmaceutical Intermediates
Charles City, Inc.

Karlskoga, Sweden	42 acres	Cambrex	APIs and Pharmaceutical Intermediates
Karlskoga AB

Paullo (Milan), Italy	13 acres	Cambrex	APIs and Pharmaceutical Intermediates
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

None.

______________
(dollars in thousands, except per share data)

PART II

Item 5	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock, $.10 par value, is listed on the NYSE under the symbol CBM. The following table sets forth the closing high and low sales price of the common stock as reported on the NYSE:

2013	High	Low

First Quarter	$12.79	$11.27
Second Quarter	14.76	11.78
Third Quarter	15.55	12.76
Fourth Quarter	19.50	13.16

2012	High	Low

First Quarter	$8.32	$6.53
Second Quarter	9.41	5.98
Third Quarter	13.01	9.01
Fourth Quarter	13.96	9.34

As of January 31, 2014, the Company estimates that there were approximately 6,272 beneficial holders of the outstanding common stock of the Company.

The Company does not anticipate paying cash dividends in the foreseeable future.

2013 Equity Compensation Table

The following table provides information as of December 31, 2013 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

	Column (a)	Column (b)	Column (c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,122,519	$9.53	1,251,625
Equity compensation plans not approved by security holders	107,450	$6.70	-
Total	2,229,969	$9.39	1,251,625

______________
(dollars in thousands, except per share data)

The material features of the equity compensation plan under which equity securities are authorized for issuance that was adopted without stockholder approval are described below:

2000 Employee Performance Stock Option Plan

The 2000 Employee Stock Option Plan (the “2000 Plan”) was used to fund awards for Non-Executive Employees of the Company. The 2000 Plan is administered by the Compensation Committee of the Board of Directors, and that Committee may delegate responsibilities to others to assist in administering the 2000 Plan. The total number of shares of common stock which may be issued on exercise of stock options shall not exceed 500,000 shares, subject to adjustment in accordance with the 2000 Plan. No participant shall be granted options to purchase more than 100,000 shares of common stock in any twelve month period. The options were priced at fair market value on the date of grant and expire up to 10 years after the date of grant. If the employment of a participant terminates, other than as a result of death, disability or retirement, all unexercised awards shall be cancelled. In the event of death, disability or retirement, the options will expire one year from the date of the event. As of December 31, 2013 there were no shares remaining for future issuance under this plan.

Comparison of Five-Year Cumulative Total Returns

The comparative stock performance graph below compares the five-year cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2008, to the close of the last trading day of 2013, in each of (i) Cambrex common stock, (ii) the S&P 500 Index and (iii) an index of the Company’s peer group. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

The Company’s commercial activities are focused on manufacturing and marketing to customers concentrated in the Life Sciences Industry (including pharmaceutical chemicals and intermediates). Although the Company’s products are diverse, the Company believes that an index of its peer group based on its GICS code is a reasonable comparison group for the commercial activities on which it currently focuses. The peer group is for S&P GICS code 352030, Life Sciences Tools & Services, and is comprised of 61 companies as of December 31, 2013.

______________
(dollars in thousands, except per share data)

Item 6	Selected Financial Data.

The following selected consolidated financial data of the Company for each of the five years in the period through December 31, 2013 are derived from the audited financial statements. The consolidated financial statements of the Company as of December 31, 2013 and 2012 and for each of the years in the three year period ended December 31, 2013 and the reports of the independent registered public accounting firm are included elsewhere in this annual report. The data presented below should be read in conjunction with the financial statements of the Company, the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere.

	Years Ended December 31,
	2013(1)	2012(2)	2011(3)	2010(4)	2009(5)
INCOME DATA:
Gross sales	$317,212	$277,931	$254,475	$226,436	$236,277
Net revenues	318,176	276,501	255,653	226,992	234,550
Gross profit	102,904	90,487	74,084	66,866	70,278
Selling, general and administrative expenses	47,568	45,248	39,227	34,024	35,711
Research and development expenses	10,387	9,544	11,037	10,305	7,929
Restructuring expenses	-	-	-	1,293	-
Merger and acquisition expenses	-	-	-	997	-
Gain on sale of asset	4,680	-	-	-	-
Operating profit	49,629	35,695	23,820	20,247	26,638
Interest expense, net	2,242	2,439	2,373	4,391	4,634
Other expenses/(income), net	118	122	(111)	596	(641)
Equity in losses of partially-owned affiliates	2,262	1,766	1,621	286	-
Income before income taxes	45,007	31,368	19,937	14,974	22,645
Provision/(benefit) for income taxes	14,732	(31,861)	6,202	5,665	12,253
Income from continuing operations	30,275	63,229	13,735	9,309	10,392
(Loss)/income from discontinued operations, net of tax	(4,360)	(926)	(2,767)	338	-
Net income	25,915	62,303	10,968	9,647	10,392

EARNINGS PER SHARE DATA:
Earnings/(loss) per common share (basic):
Income from continuing operations	$1.00	$2.13	$0.46	$0.32	$0.36
(Loss)/income from discontinued operations, net of tax	$(0.14)	$(0.03)	$(0.09)	$0.01	$-
Net income	$0.86	$2.10	$0.37	$0.33	$0.36
Earnings/(loss) per common share (diluted):
Income from continuing operations	$0.98	$2.09	$0.46	$0.32	$0.36
(Loss)/income from discontinued operations, net of tax	$(0.14)	$(0.03)	$(0.09)	$0.01	$-
Net income	$0.84	$2.06	$0.37	$0.33	$0.36
Weighted average shares outstanding (in thousands):
Basic	30,150	29,703	29,468	29,361	29,241
Diluted	30,901	30,314	29,564	29,468	29,267

BALANCE SHEET DATA: (at end of period)
Working capital	$105,289	$61,487	$77,476	$82,146	$94,362
Total assets	458,037	385,731	342,831	351,751	351,515
Long-term debt	79,250	64,000	98,000	115,900	120,800
Total stockholders' equity	210,220	163,297	100,341	107,635	103,270

______________
(dollars in thousands, except per share data)

(1)	Income from continuing operations includes a gain on the sale of an office building of $4,680, tax expense related to the gain on the sale of the office building of $1,470 and a tax benefit related to changes in tax laws of $1,155. Loss from discontinued operations includes pre-tax charges of $6,708, reduced for a tax benefit of $2,348, for environmental remediation related to sites of divested businesses.

(2)	Income from continuing operations includes the release of a valuation allowance on domestic deferred tax assets of $36,287 and the impact on deferred taxes of a statutory rate change of $1,328. Loss from discontinued operations includes pre-tax charges of $1,425, reduced for a tax benefit of $499, for environmental remediation related to sites of divested businesses.

(3)	Loss from discontinued operations includes pre-tax charges of $2,851 for environmental remediation, net of insurance proceeds, related to sites of divested businesses.

(4)	Income from continuing operations includes pre-tax charges of $1,293 within operating expenses for certain one-time employee benefits relating to the plan to optimize operations at a manufacturing site to meet industry requirements, $997 within operating expenses for merger and acquisition expenses and $509 within other expenses for currency losses pursuant to the purchase of Zenara. Income from discontinued operations includes a benefit of $1,652 as a result of the expiration of a contingent liability, charges of $1,144 for environmental remediation, net of insurance proceeds, and $170 for a worker's compensation claim, all related to sites of divested businesses.

(5)	Net income includes tax expense of approximately $5,300 for an estimate of an international tax liability related to a 2003 transaction.

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

The Company’s business primarily consists of three manufacturing facilities. These facilities primarily manufacture APIs, pharmaceutical intermediates and, to a lesser extent, other fine chemicals. The Company also owns a 51% stake in Zenara, a pharmaceutical company with final dosage form manufacturing capabilities based in India.

The following significant events, which are explained in detail on the following pages, occurred during 2013:

•	Gross sales in 2013 increased 14.1% to $317,212 from $277,931 in 2012. Foreign currency exchange favorably impacted sales 1.3%.

•	Operating profit increased 39.0% to $49,629 from 2012.

•	Debt, net of cash, increased $16,056 during 2013.

Gross sales in 2013 of $317,212 were $39,281 or 14.1% higher than 2012. Excluding foreign currency, sales increased 12.8% as a result of higher volumes (+11.5%) and higher pricing (+1.3%). The volume increase was primarily due to higher sales of a recently approved branded API. Partially offsetting this increase were lower volumes of generic APIs, controlled substances, branded APIs and products utilizing the Company’s drug delivery technology.

Gross margins of 32.4% in 2013 were slightly lower compared to 32.6% in 2012. 2013 gross margins included a 0.3% unfavorable impact from foreign currency versus 2012. Gross margins were positively impacted by higher pricing offset by unfavorable product mix.

______________
(dollars in thousands, except per share data)

The Company reported income from continuing operations of $30,275, or $0.98 per diluted share in 2013, compared to $63,229 or $2.09 per diluted share in 2012. Income from continuing operations in 2012 includes the release of a valuation allowance on domestic deferred tax assets of $36,287.

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

Asset Valuations and Review for Potential Impairments

The review of long-lived assets, principally fixed assets and other amortizable intangibles, requires the Company to estimate the undiscounted future cash flows generated from these assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. If undiscounted cash flows are less than the carrying value, the long-lived assets are written down to fair value.

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

______________
(dollars in thousands, except per share data)

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

This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

•	Nature, frequency, and severity of current and cumulative financial reporting losses. A pattern of objectively-measured cumulative pre-tax losses over a three-year period is heavily weighted as a source of negative evidence. The Company also considers the strength and trend of earnings, as well as other relevant factors. In certain circumstances, historical information may not be as relevant due to changes in the Company’s business operations;

•	Sources of future taxable income. Future reversals of existing temporary differences are heavily-weighted sources of objectively verifiable evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and can be reasonably estimated; and

•	Tax planning strategies. Prudent and feasible tax planning strategies that would be implemented to maximize utilization of expiring tax credit carryforwards are evaluated as a source of additional positive evidence.

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

______________
(dollars in thousands, except per share data)

A sustained period of domestic profitability along with expectations of future domestic profitability of sufficient amounts and character was required before the Company changed its judgment regarding the need for a full valuation allowance against net domestic deferred tax assets. During 2012, the Company concluded that its three-year cumulative domestic profitability through the end of 2012 and expectations of future domestic profitability warranted the reversal of all of the domestic valuation allowance attributable to net federal temporary differences, alternative minimum tax credits, and research and experimentation tax credits. Additionally, the Company released a portion of the domestic valuation allowance attributable to federal foreign tax credits. These valuation allowance releases resulted in a tax benefit to continuing operations of $36,287 in 2012.

The Company continues to assess the need for a valuation allowance against a portion of federal foreign tax credits and foreign losses. It is possible that changes in the amount or character of future domestic income could result in the release of additional domestic valuation allowance attributable to federal foreign tax credits in the future.

Environmental and Litigation Contingencies

The Company periodically assesses the potential liabilities related to any lawsuits or claims brought against it. See Note 19 to the Company’s consolidated financial statements for a discussion of the Company’s current environmental and litigation matters, reserves recorded and its position with respect to any related uncertainties. While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that the Company will incur an expense related to a settlement for such matters and whether a reasonable estimation of such probable loss, if any, can be made. If probable and estimable, the Company accrues for the costs of investigation, remediation, settlements and legal fees. Given the inherent uncertainty related to the eventual outcome of litigation and environmental matters, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions that the Company may have made with respect to their resolution from time to time.

Employee Benefit Plans

The Company provides a range of benefits to certain employees and retired employees, including pension benefits. The Company records annual amounts relating to these plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return and turnover rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of the modifications is generally recorded and amortized over future periods. The Company believes that the assumptions utilized for recording obligations under its plans are reasonable.

The discount rate used to measure pension liabilities and costs is selected by projecting cash flows associated with plan obligations which are matched to a yield curve of high quality bonds. The Company then selects the single rate that produces the same present value as if each cash flow were discounted by the corresponding spot rate on the yield curve.

______________
(dollars in thousands, except per share data)

Results of Operations

2013 Compared to 2012

Gross sales in 2013 of $317,212 were $39,281 or 14.1% higher than 2012. Excluding foreign currency, sales increased 12.8% as a result of higher volumes (+11.5%) and higher pricing (+1.3%). The volume increase was primarily due to higher sales of a recently approved branded API. Partially offsetting this increase were lower volumes of generic APIs, controlled substances, branded APIs and products utilizing the Company’s drug delivery technology.

The Company’s products and services are sold to a diverse group of several hundred customers, with one customer accounting for 18.3% of 2013 consolidated sales. The Company’s products are sold through a combination of direct sales and independent agents. Two APIs, one an antiviral, and the other a gastrointestinal product that is sold to multiple customers, represented 18.3% and 10.0% of 2013 consolidated sales, respectively.

Gross profit in 2013 was $102,904 compared to $90,487 in 2012. Gross margins were 32.4% in 2013 compared to 32.6% in 2012. Gross margins in 2013 included a 0.3% unfavorable impact from foreign currency versus 2012. Gross margins were positively impacted by higher pricing offset by unfavorable product mix.

Selling, general and administrative expenses of $47,568, or 15.0% of gross sales, in 2013 compared to $45,248, or 16.3%, in 2012. This increase is primarily related to higher stock-based compensation expense as a result of the Company’s performance compared to a peer group and the Company’s higher stock price (approximately $1,400) and an unfavorable impact from foreign exchange (approximately $800). Sales and marketing expenses were flat year over year.

Research and development expenses of $10,387 were 3.3% of gross sales in 2013, compared to $9,544 or 3.4% of gross sales in 2012. The increase is primarily due to increased headcount (approximately $1,000) and an unfavorable impact from foreign exchange (approximately $300). Higher absorption of R&D expenses into inventory and cost of goods sold as a result of increased revenue generating custom development activity (approximately $500) partially offset these increases.

Operating profit was $49,629 in 2013 compared to $35,695 in 2012. The increase is due to higher gross profit and a $4,680 gain on sale of an office building partially offset by higher operating expenses discussed above.

Net interest expense was $2,242 in 2013 compared to $2,439 in 2012. The decrease in net interest expense is attributed to higher capitalized interest as a result of multiple large capital projects under construction during 2013. This decrease was partially offset by higher average debt and higher interest rates in 2013. The average interest rate on debt was 2.3% in 2013 versus 2.2% in 2012.

In November 2010, the Company acquired a 51% equity stake in Zenara, a pharmaceutical company focused on the formulation of final dosage form products based in India. Cambrex accounts for its investment in Zenara using the equity method of accounting. The impact of its ownership stake in Zenara was a loss of $1,956 and $1,976 in 2013 and 2012, respectively, and is located within “Other expenses/(income)” as “Equity in losses of partially-owned affiliates” in the Company’s income statement. These amounts include amortization expense of $882 and $965 in 2013 and 2012, respectively and depreciation expense of $130 and $132 in 2013 and 2012, respectively. Equity in losses of partially-owned affiliates also includes a loss of $311 and a gain of $210 in 2013 and 2012, respectively, related to an investment in a European joint venture.

The Company recorded tax expense of $14,732 in 2013 compared to a benefit of $31,861 in 2012. The tax benefit for 2012 includes a benefit of $36,287 for a reversal of domestic valuation allowances. Additionally, 2013 and 2012 include benefits of $95 and $8,818, respectively, for changes in valuation allowances to offset expense and benefit generated from domestic income, tax credits, and losses in certain foreign jurisdictions. The reversal of the valuation allowance in 2012 resulted from the Company’s assessment of realizability of domestic deferred tax assets and tax credit carryforwards due to expected future profitability in the U.S., among other factors. Since 2003, the Company had maintained a full valuation allowance on the tax benefits arising from domestic pre-tax losses, U.S. tax credits and net deferred tax balances. Excluding the effect of the valuation allowance reversal and the effect of remeasuring certain foreign deferred tax liabilities due to a change in enacted tax rates in 2012, the effective tax rate was 32.7% in 2013 compared to 18.3% in 2012. The lower effective tax rate in 2012 was mostly due to domestic tax expense on U.S. income in 2012 being offset by utilization of fully valued domestic tax attributes, prior to release of the domestic valuation allowance.

______________
(dollars in thousands, except per share data)

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued formal assessments against the subsidiary. In 2010, the Company filed to litigate the matter. The first court date, which pertained to the smaller of the assessments, was held in 2011, after which the court issued its ruling in favor of the Company. The tax authorities appealed this ruling and the appeals court again ruled in the Company’s favor in 2012. The first court date for the larger of the assessments was held in September 2012 and the court issued rulings in favor of the Company in June 2013 and December 2013. In 2013, the Company increased its reserve for unrecognized tax benefits for this matter by $450, including $279 of foreign currency translation. Any ruling reached by any of the courts may be subject to further appeals, and as such the final date of resolution of this matter is uncertain at this time. However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $6,400, including penalties and interest. If the court rules against the Company in subsequent court proceedings, a payment for the amount of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

Income from continuing operations in 2013 was $30,275 or $0.98 per diluted share, versus $63,229, or $2.09 per diluted share in 2012. Income from continuing operations in 2012 includes a tax benefit of $36,287, or $1.20 per diluted share, resulting from the release of a valuation allowance on deferred tax assets.

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

One customer, a distributor representing multiple customers, accounted for 12.5% of the Company’s 2012 consolidated sales. One API, sold to multiple customers, accounted for 11.9% of 2012 consolidated sales.

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

______________
(dollars in thousands, except per share data)

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

The Company recorded a tax benefit of $31,861 in 2012 compared to expense of $6,202 in 2011. The tax benefit for 2012 includes a benefit of $36,287 for a reversal of domestic valuation allowances. Additionally, 2012 and 2011 include benefits of $8,818 and $9,546, respectively, for changes in valuation allowances to offset expense and benefit generated from domestic income, tax credits, and losses in certain foreign jurisdictions. The reversal of the valuation allowance in 2012 resulted from the Company’s assessment of realizability of domestic deferred tax assets and tax credit carryforwards due to expected future profitability in the U.S., among other factors. Since 2003, the Company had maintained a full valuation allowance on the tax benefits arising from domestic pre-tax losses, U.S. tax credits, and net deferred tax balances, excluding indefinite-lived intangibles. Excluding the effect of the valuation allowance reversal and the effect of remeasuring certain foreign deferred tax liabilities due to a change in enacted tax rates in 2012, the effective tax rate was 18.3% in 2012 compared to 31.1% in 2011. This reduction was mostly due to significantly higher U.S. income in 2012 for which the Company was able to utilize fully valued domestic tax attributes, prior to release of the domestic valuation allowance, to mitigate tax expense.

Income from continuing operations in 2012 was $63,229 or $2.09 per diluted share, versus $13,735, or $0.46 per diluted share in 2011. The increase in 2012 includes a tax benefit of $36,287, or $1.20 per diluted share, resulting from the release of a valuation allowance on deferred tax assets and higher gross profit resulting from increased sales.

Liquidity and Capital Resources

During 2013, cash flows from operations provided $36,874, compared to $43,546 in the same period a year ago. The decrease in cash flows from operations in 2013 compared to 2012 was largely due to higher accounts receivable as a result of large shipments in the fourth quarter of this year and increased inventory production partially offset by improved cash management and cash receipts related to deferred revenue. Cash flows used in investing activities in 2013 of $56,597 mainly reflects cash flows related to capital expenditures of $57,320. Cash flows provided by financing activities in 2013 of $18,173 mainly reflects borrowings under the Company’s credit facility to support capacity expansions. Debt, net of cash, increased $16,056 during 2013.

In November 2011, the Company entered into a $250,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”) which expires in November 2016. The Company pays interest on this Credit Facility at LIBOR plus 1.75% - 2.50% based upon certain financial measurements. The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios. The Company was in compliance with all financial covenants at December 31, 2013.

______________
(dollars in thousands, except per share data)

In March 2012, the Company entered into an interest rate swap with a notional value of $60,000, at a fixed rate of 0.92%, maturing in September 2015. The Company’s strategy has been to cover a portion of its outstanding floating rate debt with fixed interest rate protection. At December 31, 2013 the Company had floating rate debt of $79,250, of which $60,000 is fixed by an interest rate swap.

The 2013 and 2012 weighted average interest rates for long-term bank debt were 2.3% and 2.2%, respectively.

For 2014, capital expenditures are expected to be approximately $35,000 to $39,000.

Contractual Obligations

At December 31, 2013, the Company’s contractual obligations with initial or remaining terms in excess of one year were as follows:

	Total	2014	2015	2016	2017	2018	2019+

Long term debt	$79,250	$-	$-	$79,250	$-	$-	$-
Interest on debt	6,348	2,432	2,315	1,601	-	-	-
Operating leases	3,395	968	830	539	515	442	101
Purchase obligations	2,769	2,171	598	-	-	-	-
Contractual cash obligations	$91,762	$5,571	$3,743	$81,390	$515	$442	$101

In addition to the contractual obligations listed above, the Company expects to contribute approximately $2,700 in cash to its U.S. defined-benefit pension plan in 2014. It is possible that higher pension contributions could be required in 2015 and beyond. For the unfunded SERP and international pension plans, the Company expects to make benefit payments of approximately $1,500 in 2014 and similar amounts in 2015 through 2018. See Note 16 to the Company’s consolidated financial statements for details on the Company’s unfunded balance related to its pension plans. Also not included in the table above is $8,927 of uncertain tax positions due to uncertainties surrounding the timing of the obligation. See Note 9 to the Company’s consolidated financial statements. The Company may be required to make cash payments to remediate certain environmental sites at unknown future periods as discussed in Note 19 to the Company’s consolidated financial statements.

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

______________
(dollars in thousands, except per share data)

Market Risks

Currency Risk Management

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by international operations which are primarily denominated in the U.S. dollar, euro and Swedish krona. The Company may use foreign currency exchange forward contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's local operating results. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations. The Company did not have any foreign currency exchange forward contracts outstanding at December 31, 2013.

Interest Rate Management

The Company has employed a plan to mitigate interest rate risk by entering into an interest rate swap agreement. The swap is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount. As of December 31, 2013, the Company had an interest rate swap in place with a notional value of $60,000, at a fixed rate of 0.92% and with a maturity date in September 2015. The Company’s strategy has been to cover a portion of outstanding bank debt with interest rate protection. At December 31, 2013, the coverage was 76% of the Company’s variable interest rate debt. Holding all other variables constant, if the LIBOR portion of the weighted average interest rates in the variable debt increased by 100 basis points, the effect on the Company’s earnings and cash flows would have been higher interest expense of $193.

Contingencies

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. The Company continually assesses all known facts and circumstances as they pertain to all legal and environmental matters and evaluates the need for reserves and disclosures as deemed necessary based on these facts and circumstances. These matters, either individually or in the aggregate, could result in actual costs that are significantly higher than the Company’s current assessment and could have a material adverse effect on the Company's operating results and cash flows in future reporting periods. While these matters could have a material adverse effect on the Company’s financial condition, based upon past experience, it is likely that payments significantly in excess of current reserves, if required, would be made over an extended number of years.

Environmental

In connection with laws and regulations pertaining to the protection of the environment, the Company and its subsidiaries are a party to several environmental proceedings and remediation activities and along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites ("Superfund sites"). Substantially all of the liabilities currently recorded on the Company’s balance sheet for environmental proceedings are associated with discontinued operations.

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

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and/or remediation of applicable sites. These reserves were $10,881 and $5,096 at December 31, 2013 and 2012, respectively. The increase in the reserve includes adjustments to reserves of $7,434 and the impact of currency translation of $21 partially offset by payments of $1,670. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Based upon available information and analysis, the Company's current reserve represents management's best estimate of the probable and estimable costs associated with environmental proceedings. Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

______________
(dollars in thousands, except per share data)

CasChem

As a result of the sale of the Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act. The Company intends to continue implementing a sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program. The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs. As of December 31, 2013, the Company’s reserve was $249.

Cosan

The Company is currently implementing a sampling and pilot program at its Cosan Clifton, New Jersey site pursuant to the NJDEP private oversight program. The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs. As of December 31, 2013, the Company’s reserve was $1,259.

Additionally, the Company is currently implementing a sampling and pilot program at its Cosan Carlstadt, New Jersey site pursuant to the NJDEP private oversight program. The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs. As of December 31, 2013, the Company’s reserve was $1,136.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey. These subsidiaries are among many other PRPs that were listed in the notice. Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek site. The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement (“Agreement”) and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with the other PRPs in the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs. As of December 31, 2013, the Company’s reserve was $249 to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs. The investigation is ongoing and at this time it is too early to predict the extent of additional liabilities.

Maybrook Site

A subsidiary of Cambrex is named a PRP of a former production facility in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of this facility in 1986. The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA. The PRPs will continue implementing the ground water remediation at the site. As of December 31, 2013, the Company’s reserve was $322 to cover remaining ground water remediation and long-term monitoring.

______________
(dollars in thousands, except per share data)

Harriman Site

Subsidiaries of Cambrex and Pfizer are named as responsible parties for the Company’s former Harriman, New York production facility by the New York State Department of Environmental Conservation (“NYSDEC”). A final ROD describing the Harriman site remediation responsibilities for Pfizer and the Company was issued in 1997 (the "1997 ROD") and incorporated into a federal court Consent Decree in 1998 (the “Consent Decree”). Site clean-up work under the 1997 ROD is on-going and is being jointly performed by Pfizer and the Company, with NYSDEC oversight. ELT Harriman, LLC ("ELT"), the current owner of the Harriman site, conducted other investigation and remediation activities under a separate NYSDEC directive.

In October 2013, the NYSDEC sent the Company, Pfizer, ELT and the immediately preceding owner Vertellus Specialties Holdings (“Vertellus”) an enforcement letter demanding that the Company and Pfizer submit a work plan for the further study and remediation of certain areas of the Harriman site, including the evaluation of certain remedies that the Company has contended are not required by the 1997 ROD. In December 2013, the Company, Pfizer and the NYSDEC entered into a federal court stipulation withdrawing the October 2013 enforcement letter as to the Company and Pfizer, and resolving certain disputes about the scope of their obligations under the Consent Decree and the 1997 ROD. Pursuant to the stipulation, the Company and Pfizer are required to carry out an environmental investigation and study of certain areas of the Harriman Site.

No final remedy for the site has been determined, which will follow further investigation and discussions with the NYSDEC. The Company estimated the range for its share of the liability at the site to be between $2,000 and $7,000. As of December 31, 2013, the Company’s reserve was $3,690, which reflects amounts for work which the Company currently considers to be probable and estimable. At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by NYSDEC.

The Company intends to enforce all of its contractual rights to recover costs and for indemnification, and has filed such claims in an arbitration proceeding against ELT and Vertellus. ELT has filed counterclaims for contractual indemnification. Currently, the arbitration proceeding is stayed indefinitely.

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, in the early 1980’s along with approximately 130 other PRPs. The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary. The PRPs are in the process of implementing a final remedy at the site. The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). For over a decade, the remediation has been funded by de minimus settlements and by the insurers of the SCP Superfund site’s owners and operators. However, due to an unexpected increase in remediation costs at the site and costs to related to SCP’s involvement in the Berry’s Creek investigation, the PRP group approved the assessment of an additional cash contribution by the PRP group. While the Company continues to dispute the methodology used by the PRP group to arrive at its allocation for the cash contribution, the Company has paid the recent funding requests. A final allocation of SCP Site costs is expected to be developed during 2014. As of December 31, 2013, the Company’s reserve was $1,250 of which approximately $735 is expected to be covered by insurance.

Newark Bay Complex Litigation

CasChem and Cosan have been named as two of several hundred third-party defendants in a third-party complaint filed in February 2009, by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”). The original plaintiffs include the NJDEP, the Commissioner of the NJDEP and the Administrator of the New Jersey Spill Compensation Fund, which originally filed suit in 2005 against Maxus, Tierra and other defendants seeking recovery of cleanup and removal costs for alleged discharges of dioxin and other hazardous substances into the Passaic River, Newark Bay, Hackensack River, Arthur Kill, Kill Van Kull and adjacent waters (the “Newark Bay Complex”). Maxus and Tierra are now seeking contributions from third-party defendants, including subsidiaries of the Company, for cleanup and removal costs for which each may be held liable in the primary lawsuit. Maxus and Tierra also seek recovery for cleanup and removal costs that each has incurred or will incur relating to the Newark Bay Complex. The Company has entered into a settlement agreement with the original plaintiffs, which has been approved by the Court. The settlement resolves the lawsuit and provides the Company with some protections from certain claims. The settlement resolves any claims that the original plaintiffs have against the Company and will require Maxus and Tierra to re-file their claims against the Company in federal court. As of December 31, 2013, the Company’s reserve is $324 for this matter.

______________
(dollars in thousands, except per share data)

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

Additionally, as permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's, director's or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that covers a portion of any potential exposure. The Company currently believes the estimated fair value of its indemnification agreements is not material based on currently available information, and as such, the Company had no liabilities recorded for these agreements as of December 31, 2013.

______________
(dollars in thousands, except per share data)

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

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which improves the reporting of unrecognized tax benefits. The amendment requires an entity to present an unrecognized tax benefit as a reduction to deferred tax assets for NOLs or tax credit carryforwards, unless the NOL or tax credit carryforward is not available under the tax law or not intended to be used as of the reporting date to settle any additional income taxes that would be due from the disallowance of a tax position. Under that exception, the unrecognized tax benefit should be presented as a liability instead of being netted against deferred tax assets for NOLs or tax credit carryforwards. This amendment is effective for fiscal quarters and years beginning after December 15, 2013. The Company adopted this updated guidance early and it did not have an impact on the Company’s financial position or results of operations.

______________
(dollars in thousands, except per share data)

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

The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cambrex Corporation,

We have audited the accompanying consolidated balance sheets of Cambrex Corporation as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambrex Corporation at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cambrex Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 11, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Woodbridge, NJ
February 11, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cambrex Corporation,

We have audited Cambrex Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cambrex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cambrex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cambrex Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 11, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA LLP

Woodbridge, NJ
February 11, 2014

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$22,745	$23,551
Trade receivables, less allowances of $1,058 and $652 at respective dates	71,276	43,094
Other receivables	12,943	2,015
Inventories, net	89,965	71,221
Prepaid expenses and other current assets	5,631	4,089
Total current assets	202,560	143,970
Property, plant and equipment, net	171,966	151,815
Goodwill	38,670	37,312
Intangible assets, net	4,011	4,091
Investments in and advances to partially-owned affiliates	13,364	15,094
Deferred income taxes	19,799	30,786
Other non-current assets	7,667	2,663
Total assets	$458,037	$385,731
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,052	$27,612
Deferred revenue	20,121	11,570
Accrued expenses and other current liabilities	48,098	43,301
Total current liabilities	97,271	82,483
Long-term debt	79,250	64,000
Deferred income taxes	12,835	10,383
Accrued pension benefits	40,123	55,373
Other non-current liabilities	18,338	10,195
Total liabilities	247,817	222,434
Commitments and contingencies (see Notes 18 and 19)
Stockholders' equity:
Common Stock, $.10 par value; authorized 100,000,000 issued 32,240,795 and 31,704,230 shares at respective dates	3,223	3,169
Additional paid-in capital	109,765	104,173
Retained earnings	131,178	105,263
Treasury stock, at cost, 1,757,530 and 1,795,082 shares at respective dates	(14,984)	(15,217)
Accumulated other comprehensive loss	(18,962)	(34,091)
Total stockholders' equity	210,220	163,297
Total liabilities and stockholders' equity	$458,037	$385,731

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(dollars in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011

Gross Sales	$317,212	$277,931	$254,475
Commissions, allowances and rebates	1,351	2,503	1,776
Net sales	315,861	275,428	252,699
Other	2,315	1,073	2,954
Net revenues	318,176	276,501	255,653
Cost of goods sold	215,272	186,014	181,569
Gross profit	102,904	90,487	74,084

Selling, general and administrative expenses	47,568	45,248	39,227
Research and development expenses	10,387	9,544	11,037
Total operating expenses	57,955	54,792	50,264

Gain on sale of asset	4,680	-	-

Operating profit	49,629	35,695	23,820
Other expenses/(income)
Interest expense, net	2,242	2,439	2,373
Other expenses/(income), net	118	122	(111)
Equity in losses of partially-owned affiliates	2,262	1,766	1,621
Income before income taxes	45,007	31,368	19,937
Provision/(benefit) for income taxes	14,732	(31,861)	6,202
Income from continuing operations	30,275	63,229	13,735
Loss from discontinued operations, net of tax	(4,360)	(926)	(2,767)
Net income	$25,915	$62,303	$10,968
Basic earnings per share
Income from continuing operations	$1.00	$2.13	$0.46
Loss from discontinued operations, net of tax	$(0.14)	$(0.03)	$(0.09)
Net income	$0.86	$2.10	$0.37
Diluted earnings per share
Income from continuing operations	$0.98	$2.09	$0.46
Loss from discontinued operations, net of tax	$(0.14)	$(0.03)	$(0.09)
Net income	$0.84	$2.06	$0.37
Weighted average shares outstanding:
Basic weighted average shares outstanding	30,150	29,703	29,468
Effect of dilutive stock based compensation	751	611	96
Diluted weighted average shares outstanding	30,901	30,314	29,564

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME/(LOSS)
(dollars in thousands)

	Years Ended December 31,
	2013	2012	2011

Net income	$25,915	$62,303	$10,968

Foreign currency translation adjustments:
Unrealized net change arising during the period	4,813	4,066	(7,501)

Foreign currency forward contracts:
Unrealized net (loss)/gain	-	(51)	624
Reclassification adjustments for gains included in net income	-	(329)	(143)
Income taxes	-	110	(142)

Interest rate swap agreement:
Unrealized net losses	(130)	(1,253)	-
Reclassification adjustments for losses included in net income	444	323	-
Income taxes	(110)	326	-

Pension plans:
Actuarial gain/(loss)
Actuarial gain/(loss) arising during the period	13,651	(4,413)	(14,126)
Amortization to net income of net actuarial loss	1,339	1,140	618

Prior service cost
Amortization to net income of net prior service cost	50	110	486

Income taxes	(4,928)	(2,533)	489
Comprehensive income/(loss)	$41,044	$59,799	$(8,727)

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Common Stock
	Shares Issued	Par Value ($.10)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2010	31,409,638	$3,140	$101,271	$31,992	$(16,876)	$(11,892)	$107,635
Net income				10,968			10,968
Other comprehensive loss						(19,695)	(19,695)
Repurchase of shares					(329)		(329)
Exercise of stock options	31,500	3	142				145
Deferred compensation			(28)		80		52
Vested restricted stock			(911)		911		-
Vested performance stock			(393)		393		-
Stock option expense			1,028				1,028
Restricted stock expense			497				497
Performance stock expense			40				40
Balance at December 31, 2011	31,441,138	$3,143	$101,646	$42,960	$(15,821)	$(31,587)	$100,341
Net income				62,303			62,303
Other comprehensive loss						(2,504)	(2,504)
Exercise of stock options	263,092	26	1,329				1,355
Vested restricted stock			(604)		604		-
Stock option expense			1,303				1,303
Restricted stock expense			446				446
Performance stock expense			53				53
Balance at December 31, 2012	31,704,230	$3,169	$104,173	$105,263	$(15,217)	$(34,091)	$163,297
Net income				25,915			25,915
Other comprehensive income						15,129	15,129
Exercise of stock options	536,565	54	3,170				3,224
Vested restricted stock			(534)		534		-
Stock option expense			1,994				1,994
Restricted stock expense			427				427
Performance stock expense			404				404
Share based compensation tax windfall			131				131
Repurchase of shares					(301)		(301)
Balance at December 31, 2013	32,240,795	$3,223	109,765	$131,178	$(14,984)	$(18,962)	$210,220

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income	$25,915	$62,303	$10,968
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	22,473	21,775	23,120
Non-cash deferred revenue	(10,093)	(238)	(973)
Increase in inventory reserve	2,329	2,790	1,637
Gain on sale of assets	(4,281)	(5)	25
Allowance for doubtful accounts	433	193	(103)
Stock based compensation included in net income	2,825	1,802	1,565
Deferred income tax provision	5,902	(40,712)	(721)
Equity in losses of partially-owned affiliates	2,262	1,766	1,621
Other	348	348	365
Changes in assets and liabilities:
Trade receivables	(27,707)	(6,310)	2,066
Inventories	(19,328)	(10,295)	(3,523)
Prepaid expenses and other current assets	(2,651)	(188)	729
Accounts payable and other current liabilities	10,107	3,134	6,247
Deferred revenue	18,644	10,748	1,497
Other non-current assets and liabilities	11,229	182	(5,597)
Discontinued operations:
Net cash used in discontinued operations	(1,533)	(3,747)	(601)
Net cash provided by operating activities	36,874	43,546	38,322

Cash flows from investing activities:
Capital expenditures	(57,320)	(18,156)	(15,008)
Proceeds from sale of assets	2,378	16	20
Advances to partially-owned affiliates	(1,655)	(2,047)	-
Acquisition of business and equity investment, net of cash acquired	-	-	(500)
Other	-	5	-
Net cash used in investing activities	(56,597)	(20,182)	(15,488)

Cash flows from financing activities:
Long-term debt activity (including current portion):
Borrowings	70,950	5,500	105,800
Repayments	(55,700)	(39,500)	(123,700)
Debt issuance costs	-	-	(1,541)
Proceeds from stock options exercised	3,224	1,355	145
Other	(301)	(22)	(340)
Net cash provided by/(used in) financing activities	18,173	(32,667)	(19,636)

Effect of exchange rate changes on cash and cash equivalents	744	933	(891)
Net (decrease)/increase in cash and cash equivalents	(806)	(8,370)	2,307
Cash and cash equivalents at beginning of year	23,551	31,921	29,614
Cash and cash equivalents at end of year	$22,745	$23,551	$31,921

Supplemental disclosure:
Interest paid, net of capitalized interest	$2,325	$2,556	$2,258
Income taxes paid, net of refunds received	$7,211	$5,068	$8,520

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(1)	The Company

Cambrex Corporation and Subsidiaries (the “Company” or “Cambrex”) primarily provides products and services worldwide to pharmaceutical companies and generic drug companies. The Company is dedicated to accelerating its customers’ drug discovery, development and manufacturing processes for human therapeutics. The Company’s products consist of active pharmaceutical ingredients (“APIs”) and pharmaceutical intermediates produced under Food and Drug Administration current Good Manufacturing Practices for use in the production of prescription and over-the-counter drug products. Cambrex has three operating segments, which are manufacturing facilities that have been aggregated as one reportable segment.

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

Derivative Instruments

Derivative financial instruments are periodically used by the Company primarily for hedging purposes to mitigate a variety of working capital, investment and borrowing risks. The Company primarily uses foreign currency forward contracts to minimize foreign currency exchange rate risk associated with foreign currency transactions. Gains and losses on these hedging transactions are generally recorded in earnings in the same period as they are realized, which is usually the same period as the settlement of the underlying transactions. The Company uses interest rate swap instruments only as hedges. As such, the differential to be paid or received in connection with these instruments is accrued and recognized in income as an adjustment to interest expense.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(2)	Summary of Significant Accounting Policies (continued)

The Company formally documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedging relationships. All cash flow hedges are linked to transactions and the Company assesses effectiveness at inception and on a quarterly basis. If it is determined that a derivative instrument is not highly effective or the transaction is no longer deemed probable of occurring, the Company discontinues hedge accounting and recognizes the ineffective portion in current period earnings.

Inventories

Inventories are stated at the lower of cost, determined on a first‑in, first‑out basis, or market. The determination of market value involves assessment of numerous factors, including estimated selling prices. Reserves are recorded to reduce the carrying value for inventory determined to be damaged, obsolete or otherwise unsaleable.

Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation. Plant and equipment are depreciated on a straight‑line basis over the estimated useful lives for each applicable asset group as follows:

Buildings and improvements	20 to 30 years, or term of lease if applicable
Machinery and equipment	7 to 15 years
Furniture and fixtures	5 to 7 years
Computer hardware and software	3 to 7 years

Expenditures for additions, major renewals or betterments are capitalized and expenditures for maintenance and repairs are charged to income as incurred.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in costs of goods sold or operating expenses. Interest is capitalized in connection with the construction and acquisition of assets that are capitalized over longer periods of time for larger amounts. The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset’s estimated useful life. Total interest capitalized in connection with ongoing construction activities was $298 in 2013 and negligible in both 2012 and 2011.

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

Income Taxes

The Company and its eligible subsidiaries file a consolidated U.S. income tax return. Foreign subsidiaries are consolidated for financial reporting but are not eligible to be included in the consolidated U.S. income tax return, however the earnings of foreign subsidiaries are generally taxed by the U.S. when repatriated and such U.S. tax may be reduced or eliminated by federal foreign tax credits based on the foreign income and withholding taxes paid or accrued by the foreign subsidiary. Historically, the Company intended to reinvest foreign earnings indefinitely outside of the U.S. and only considered repatriating excess cash from foreign subsidiaries if it could utilize fully valued domestic tax attributes to completely offset any tax expense that would otherwise result. Unrecognized foreign tax credits and fully valued foreign tax credit carryovers were available to offset any potential U.S. tax liability. Therefore, the Company had not provided U.S. federal income taxes or foreign withholding taxes on its undistributed earnings from foreign operations prior to 2012. During the fourth quarter of 2012 the Company completed a detailed forecast of foreign source income by jurisdiction as part of the ongoing process to evaluate its valuation allowance against deferred tax assets. As part of this process, as well as a continuing desire to limit its credit and currency exposure for cash held in foreign currencies or in non-U.S. banks, the Company determined that it is likely that a portion of the undistributed earnings of its foreign subsidiaries will be repatriated to the U.S. in the future. Accordingly, the Company changed its indefinite reinvestment assertion and has provided a deferred tax liability of $568 on undistributed foreign earnings as of December 31, 2013. Subject to limitations, U.S. income tax on such foreign earnings, when actually repatriated, may be reduced or eliminated by unrecognized foreign tax credits that may be generated in connection with the repatriation, or by existing foreign tax credits or other tax attributes for which valuation allowance was released in the fourth quarter of 2012. The Company monitors available evidence and management’s plans for foreign earnings and expects to continue to provide deferred tax expense based on the tax liability that would be due upon repatriation of amounts not considered permanently reinvested.

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

Environmental Costs

The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental activities. The Company’s policy is to accrue environmental related costs of a non-capital nature, including estimated litigation costs, when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. Such accruals are adjusted as further information develops or circumstances change. For certain matters, the Company expects to share costs with other parties. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed certain.

Foreign Currency

The functional currency of the Company's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses relating to transactions of a long-term investment nature are accumulated in stockholders' equity. Gains or losses resulting from third-party foreign currency transactions are included in the income statement as a component of other revenues in the consolidated income statement. Foreign currency net transaction losses were $133, $274 and $62 in 2013, 2012 and 2011, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(2)	Summary of Significant Accounting Policies (continued)

Earnings per Common Share

All diluted earnings per share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, equity-settled performance shares and restricted stock units, using the treasury stock method.

For the years ended December 31, 2013, 2012 and 2011, shares of 916,350, 580,745, and 1,839,373, respectively, were not included in the calculation of diluted shares outstanding because the effect would be anti-dilutive.

Comprehensive Income/(Loss)

Included within accumulated other comprehensive income/(loss) for the Company are foreign currency translation adjustments, changes in the fair value related to derivative instruments classified as cash flow hedges, net of related tax, and changes in the pensions, net of tax. Total comprehensive income/(loss) for the years ended December 31, 2013 and 2012 are included in the Statements of Comprehensive Income/(Loss).

The components of accumulated other comprehensive loss in stockholders’ equity are as follows:

	2013	2012

Foreign currency translation	$9,990	$5,177
Unrealized loss on hedging contracts, net of tax	(396)	(600)
Pensions, net of tax	(28,556)	(38,668)
Total	$(18,962)	$(34,091)

Reclassification

Certain reclassifications have been made to prior year amounts to conform with current year presentation.

(3)	Impact of Recently Issued Accounting Pronouncements

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

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which improves the reporting of unrecognized tax benefits. The amendment requires an entity to present an unrecognized tax benefit as a reduction to deferred tax assets for NOLs or tax credit carryforwards, unless the NOL or tax credit carryforward is not available under the tax law or not intended to be used as of the reporting date to settle any additional income taxes that would be due from the disallowance of a tax position. Under that exception, the unrecognized tax benefit should be presented as a liability instead of being netted against deferred tax assets for NOLs or tax credit carryforwards. This amendment is effective for fiscal quarters and years beginning after December 15, 2013. The Company adopted this updated guidance early and it did not have an impact on the Company’s financial position or results of operations.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(4)	Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories consist of the following:

	December 31,
	2013	2012

Finished goods	$29,797	$30,262
Work in process	31,990	23,533
Raw materials	22,580	12,352
Supplies	5,598	5,074
Total	$89,965	$71,221

The components of inventory stated above are net of reserves of $11,496 and $11,839 as of December 31, 2013 and 2012, respectively.

(5)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2013	2012

Land	$4,312	$4,221
Buildings and improvements	108,460	92,307
Machinery and equipment	398,490	364,370
Furniture and fixtures	1,884	1,813
Construction in progress	16,808	21,382
Total	529,954	484,093
Accumulated depreciation	(357,988)	(332,278)
Net	$171,966	$151,815

Depreciation expense was $22,218, $21,528 and $22,822 for the years ended December 31, 2013, 2012 and 2011, respectively. Total capital expenditures in 2013 and 2012 were $41,600 and $29,407, respectively.

(6)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

Balance as of December 31, 2011	$36,731
Translation effect	581
Balance as of December 31, 2012	37,312
Translation effect	1,358
Balance as of December 31, 2013	$38,670

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(6)	Goodwill and Intangible Assets (continued)

Acquired intangible assets, which are amortized, consist of the following:

		As of December 31, 2013
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$4,192	$(786)	$3,406
Customer-related intangibles	10 - 15 years	814	(209)	605
		$5,006	$(995)	$4,011

		As of December 31, 2012
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$4,011	$(552)	$3,459
Customer-related intangibles	10 - 15 years	778	(146)	632
		$4,789	$(698)	$4,091

The change in the gross carrying amount is due to the impact of foreign currency.

Amortization expense amounted to $255, $247 and $298 for the years ended December 31, 2013, 2012 and 2011, respectively.

Amortization expense related to current intangible assets is expected to be approximately $265 in each of the next five years.

(7)	Investments in and Advances to Partially-Owned Affiliates

The Company owns 51% of the equity in Zenara Pharma (“Zenara”) and will purchase the remaining 49% in 2016 based upon a formula derived from future EBITDA. Zenara is a pharmaceutical company focused on the formulation of final dosage form products based in India.

Under current U.S. GAAP, the Company does not consolidate the results of Zenara as it does not meet the requirements of having control over the entity. The contractual arrangement includes substantial participating rights for the 49% interest holder. These rights were bargained for by the 49% interest holder to ensure that all significant transactions, as defined in the agreement, require a unanimous vote. Furthermore, the 49% minority owner manages all daily operations of the business including employee relations at the site. Therefore, the Company accounts for this investment under the equity method of accounting.

The impact of its ownership stake in Zenara was a loss of $1,956, $1,976 and $1,621 in 2013, 2012 and 2011, respectively, and is located within “Other expenses/(income)” as “Equity in losses of partially-owned affiliates” in the Company’s income statement. These amounts include amortization expense of $882, $965 and $1,106 in 2013, 2012 and 2011, respectively, and depreciation expense of $130, $132 and $149 in 2013, 2012 and 2011, respectively. The Company advanced $1,514 and $1,594 to Zenara in 2013 and 2012, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(7)	Investments in and Advances to Partially-Owned Affiliates (continued)

Investments in and advances to partially-owned affiliates also includes a loss of $311 and a gain of $210 in 2013 and 2012, respectively, related to an investment in a European joint venture. In 2013 and 2012, the Company advanced $141 and $453, respectively to the European joint venture.

(8)	Accrued Expense and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows:

	December 31,
	2013	2012

Salaries and employee benefits payable	$26,211	$23,882
Taxes payable and related reserves	10,168	9,637
Other	11,719	9,782
Total	$48,098	$43,301

(9)	Income Taxes

Income before income taxes consists of the following:

	December 31,
	2013	2012	2011

Domestic	$23,068	$13,525	$3,749
International	21,939	17,843	16,188
Total	$45,007	$31,368	$19,937

The provision for income taxes consist of the following provisions/(benefits):

	December 31,
	2013	2012	2011
Current:
Federal	$630	$(177)	$(196)
State	15	4	45
International	5,980	8,525	7,074
	6,625	8,352	6,923
Deferred:
Federal	$7,014	$(36,287)	$204
International	1,093	(3,926)	(925)
	8,107	(40,213)	(721)
Total	$14,732	$(31,861)	$6,202

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(9)	Income Taxes (continued)

The provision/(benefit) for income taxes differs from the statutory federal income tax rate of 35% for 2013, 2012 and 2011 as follows:

	December 31,
	2013	2012	2011

Income tax provision at U.S federal statutory rate	$15,752	$10,979	$6,978
Effect of foreign income taxed at rates other than the U.S. federal statutory rate	242	(451)	469
Foreign income inclusions	-	4,563	8,398
Tax credits	(250)	(177)	(196)
Changes in tax laws	(1,155)	(1,329)	-
Indefinite-lived intangibles	-	-	204
Net change in valuation allowance	(97)	(45,105)	(9,546)
Other	240	(341)	(105)
Total	$14,732	$(31,861)	$6,202

Foreign income inclusions represent distributions from foreign subsidiaries which gave rise to newly recognized foreign tax credits. The Company utilized fully valued foreign tax credits, alternative minimum tax credits, and research and experimentation tax credits in 2012, prior to the release of the domestic valuation allowance and fully valued foreign tax credits in 2011 to completely offset any tax impact of the foreign income inclusions. Net change in the valuation allowance in 2012 includes the fourth quarter benefit of $36,287 for the release of the domestic valuation allowance, the reduction in the domestic valuation allowance, prior to the release, for the utilization of fully valued tax credits to offset U.S. income tax and deferred tax amounts of $8,660, and the reduction in the foreign valuation allowance of $158.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(9)	Income Taxes (continued)

The components of deferred tax assets and liabilities as of December 31, 2013 and 2012 relate to temporary differences and carryforwards as follows:

	December 31,
	2013	2012
Deferred tax assets:
Inventory	$2,510	$2,263
Legal and related reserves	260	100
Foreign tax credit carryforwards	31,463	35,410
Environmental	2,995	850
Net capital loss carryforwards (domestic)	31	31
Net operating loss carryforwards (foreign)	944	902
Employee benefits	12,841	17,977
Restructuring	239	334
Research & experimentation tax credit carryforwards	1,900	1,681
Alternative minimum tax credit carryforwards	2,773	2,604
Property, plant and equipment	3,843	4,228
Other	3,507	4,553
Total gross deferred tax assets	63,306	70,933
Valuation allowance	(29,890)	(29,941)
Total deferred tax assets	$33,416	$40,992

Deferred tax liabilities:
Property, plant and equipment	(9,059)	(6,523)
Intangibles and other	(9,856)	(9,510)
Unremitted foreign earnings	(568)	(541)
Foreign tax allocation reserve	(2,006)	(2,544)
Other	(2,187)	(2)
Total deferred tax liabilities	$(23,676)	$(19,120)

Net deferred tax asset / (liability)	$9,740	$21,872

Classified as follows in the consolidated balance sheet:
Current deferred tax asset (included in other current assets)	2,874	1,469
Non-current deferred tax asset	19,799	30,786
Current deferred tax liability (included in other current liabilities)	(98)	-
Non-current deferred tax liability	(12,835)	(10,383)
	$9,740	$21,872

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(9)	Income Taxes (continued)

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

A sustained period of domestic profitability along with expectations of future domestic profitability of sufficient amounts and character was required before the Company concluded that it was more likely than not that the domestic deferred tax assets would be realized, and as such, that there was no longer the need for a full valuation allowance against net domestic deferred tax assets. During 2012, the Company concluded that its three-year cumulative domestic profitability through the end of 2012 and expectations of future domestic profitability warranted the reversal of all of the domestic valuation allowance attributable to net federal temporary differences, alternative minimum tax credits, and research and experimentation tax credits. Additionally, the Company released a portion of the domestic valuation allowance attributable to federal foreign tax credits. These valuation allowance releases resulted in a tax benefit to continuing operations of $36,287.

The Company expects to maintain a partial valuation allowance against its domestic federal foreign tax credits, subject to the consideration of all prudent and feasible tax planning strategies, until such time as the Company attains an appropriate level of future domestic profitability of the appropriate character and in the appropriate taxable years and is able to conclude that it is more likely than not that some portion of the domestic federal foreign tax credits against which the valuation allowance is recorded are realizable. It is possible that additional domestic valuation allowance attributable to federal foreign tax credits could be released in the future. The Company currently expects to maintain a full valuation allowance against state tax credits and deferred tax assets due to restrictive rules regarding realization. The Company expects to maintain a full valuation allowance against certain foreign tax assets, primarily NOL carryforwards, until such time as the Company attains an appropriate level of future profitability in the appropriate jurisdictions and is able to conclude that it is more likely than not that its foreign deferred tax assets are realizable.

The domestic valuation allowance for the years ended December 31, 2013, 2012 and 2011 decreased $3, decreased $47,490 and increased $304, respectively. The 2013 decrease in the domestic valuation allowance is due to domestic state items. The 2012 decrease in the domestic valuation allowance was allocated as follows: The valuation allowance decreased $36,287 for the release of valuation allowance due to domestic profitability, decreased by a net amount of $8,660 for domestic income and deferred tax amounts in continuing operations prior to the release of valuation allowance in the fourth quarter of 2012, and decreased by a net amount of $2,543 for domestic gains and losses included in OCI and discontinued operations. The 2011 increase in the domestic valuation allowance was allocated as follows: The valuation allowance decreased $9,340 for domestic income in continuing operations and increased by a net amount of $9,644 for deferred tax amounts, domestic gains and losses included in OCI and discontinued operations.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(9)	Income Taxes (continued)

The foreign valuation allowance for the years ended December 31, 2013, 2012 and 2011 decreased $48, $140, and $582, respectively. The 2013 decrease in the foreign valuation allowance was allocated as follows: The valuation allowance decreased $94 for foreign income and increased $46 for deferred tax amounts and currency translation adjustments included in OCI. The 2012 decrease in the foreign valuation allowance was allocated as follows: The valuation allowance decreased $158 for foreign income and increased $18 for deferred tax amounts and currency translation adjustments included in OCI. The 2011 decrease in the foreign valuation allowance was allocated as follows: The valuation allowance decreased $206 for foreign income and decreased $376 for deferred tax amounts and currency translation adjustments included in OCI.

Under the tax laws of the various jurisdictions in which the Company operates, NOLs may be carried forward or back, subject to statutory limitations, to reduce taxable income in future or prior years. Foreign NOLs are approximately $3,356, of which $2,090 are attributable to NOLs acquired during 2010. NOLs in most foreign jurisdictions will carry forward indefinitely.

As of December 31, 2013, $31,463 of domestic federal foreign tax credits, $1,900 of research and experimentation tax credits and $2,773 of alternative minimum tax credits are available as credits against future U.S. income taxes on worldwide income, subject to certain limitations. Under U.S. tax laws, these will expire in 2013 through 2018, 2020 through 2033, and the alternative minimum tax credit carryforwards have no expiration date, respectively. The domestic federal foreign tax credits are partially offset by a valuation allowance.

In 2012, the Company repatriated $8,953 of cash from its foreign subsidiaries in order to reduce its credit and currency exposure for cash held in foreign currencies or in non-U.S. banks and utilized the excess cash for debt reduction. The Company utilized fully valued domestic tax credits in 2012 to completely offset any tax impact of the foreign income inclusion. Historically, the Company intended to reinvest foreign earnings indefinitely outside of the U.S. and only considered repatriating excess cash from foreign subsidiaries if it could utilize fully valued domestic tax attributes to completely offset any tax expense that would otherwise result. Unrecognized foreign tax credits and fully valued foreign tax credit carryovers had been available to offset any potential U.S. tax liability. Therefore, the Company had not provided U.S. federal or state income taxes or foreign withholding taxes on its undistributed earnings from foreign operations prior to 2012. During the fourth quarter of 2012 the Company completed a detailed forecast of foreign source income by jurisdiction as part of the ongoing process to evaluate its valuation allowance against deferred tax assets. As part of this process, as well as a continuing desire to limit its credit and currency exposure related to cash held in foreign currencies or in non-U.S. banks, the Company determined that it is likely that a portion of the undistributed earnings of its foreign subsidiaries will be repatriated to the U.S. in the future. Accordingly, the Company changed its indefinite reinvestment assertion and has provided a deferred tax liability of $568 on undistributed foreign earnings as of December 31, 2013. Subject to limitations, U.S. income tax on such foreign earnings, when actually repatriated, may be reduced or eliminated by unrecognized foreign tax credits that may be generated in connection with the repatriation, or by existing foreign tax credits or other tax attributes for which a valuation allowance was released in the fourth quarter of 2012. The Company monitors available evidence and management’s plans for foreign earnings and expects to continue to provide deferred tax expense based on the tax liability that would be due upon repatriation of amounts not considered permanently reinvested.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(9)	Income Taxes (continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2013, 2012 and 2011:

	2013	2012	2011

Balance at January 1	$3,967	$4,328	$4,085
Gross increases related to current period tax positions	257	348	317
Gross (decreases)/increases related to prior period tax positions	(427)	(483)	95
Expirations of statute of limitations for the assessment of taxes	(37)	(113)	(38)
Settlements	-	(175)	-
Foreign currency translation	162	62	(131)
Balance at December 31	$3,922	$3,967	$4,328

Of the total balance of unrecognized tax benefits at December 31, 2013, $3,922, if recognized, would affect the effective tax rate.

Gross interest and penalties at December 31, 2013, 2012 and 2011 of $5,005, $4,511 and $3,427, respectively, related to the above unrecognized tax benefits are not reflected in the table above. In 2013, 2012 and 2011, the Company accrued $219, $985 and $328, respectively, of interest and penalties in the income statement. Consistent with prior periods, the Company recognizes interest and penalties within its income tax provision.

Tax years 2007 and forward in the U.S. are open to examination by the IRS. The Company is also subject to examinations in its non-U.S. jurisdictions for 2008 and later years.

The Company is also subject to audits in various states for various years in which it has filed income tax returns. Previous state audits have resulted in immaterial adjustments. In the majority of states where the Company files, the Company is subject to examination for tax years 2009 and forward.

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued formal assessments against the subsidiary. In 2010, the Company filed to litigate the matter. The first court date, which pertained to the smaller of the assessments, was held in 2011, after which the court issued its ruling in favor of the Company. The tax authorities appealed this ruling and the appeals court again ruled in the Company’s favor in 2012. The first court date for the larger of the assessments was held in September 2012 and the court issued rulings in favor of the Company in June 2013 and December 2013. In 2013, the Company increased its reserve for unrecognized tax benefits for this matter by $450, including $279 of foreign currency translation. Any ruling reached by any of the courts may be subject to further appeals, and as such the final date of resolution of this matter is uncertain at this time. However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $6,400, including penalties and interest. If the court rules against the Company in subsequent court proceedings, a payment for the amount of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

In the next twelve months, other than as noted above, the Company may increase its reserve for unrecognized tax benefits for intercompany transactions and acquired tax attributes by approximately $500. This could affect the effective tax rate.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(10)	Long‑term Debt

In November 2011, the Company entered into a $250,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”) which expires in November 2016. The Company pays interest on this Credit Facility at LIBOR plus 1.75% - 2.50% based upon certain financial measurements. The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios. The Company was in compliance with all financial covenants at December 31, 2013. As of December 31, 2013, there was $79,250 outstanding on the Credit Facility. As of December 31, 2012, there was $64,000 outstanding on the Credit Facility. The 2013 and 2012 weighted average interest rate for long-term bank debt was 2.3% and 2.2%, respectively.

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

Foreign Currency Forward Contracts

The Company periodically enters into foreign currency forward contracts associated with foreign currency transaction exposures or existing balance sheet exposures, as deemed appropriate.

The Company’s foreign currency forward contracts generally have varying maturities with none exceeding twelve months.

In 2012 and 2011, foreign currency forward contracts were designated as cash flow hedges and, accordingly, changes in the fair value of these derivatives were not included in earnings but were included in AOCI. Changes in the fair value of the derivative instruments reported in AOCI were recorded into earnings as a component of product revenue or expense, as applicable, when the forecasted transaction occurred. The ineffective portion of all hedges was recognized in earnings and was immaterial to the Company's financial results.

There were no foreign currency forward contracts outstanding at December 31, 2013 and 2012.

Interest Rate Swap

The Company entered into an interest rate swap in March 2012 to reduce the impact of changes in interest rates on its floating rate debt. The swap is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount.

The swap contract outstanding at December 31, 2013 has been designated as a cash flow hedge and, accordingly, changes in the fair value of this derivative is not recorded in earnings but are recorded each period in AOCI and reclassified into earnings as interest expense in the same period during which the hedged transaction affects earnings. The ineffective portion of all hedges is recognized in earnings and has been immaterial to the Company's financial results.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(11)	Derivatives and Hedging Activities (continued)

As of December 31, 2013, the interest rate swap had a notional value of $60,000, at a fixed rate of 0.92%, maturing in September 2015. The fair value of this swap is based on quoted market prices and was in a loss position of $616 and $930 at December 31, 2013 and 2012, respectively. This loss is reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities.” The Company did not have any interest rate swaps outstanding at December 31, 2011.

Assuming current market conditions continue, a loss of $420 is expected to be reclassed out of AOCI into earnings within the next 12 months.

Refer to Note 12 to the Company’s consolidated financial statements for the summary table containing the fair value of the Company’s financial instruments.

(12)	Fair Value Measurements

U.S. GAAP establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from, or corroborated by, observable market data through correlation; Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure asset and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following tables provide the assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2013 and 2012:

		Fair Value Measurements at December 31, 2013 using:
Description	Total	(Level 1)	(Level 2)	(Level 3)

Interest rate swap, liabilities	$(616)	$-	$(616)	$-
Total	$(616)	$-	$(616)	$-

		Fair Value Measurements at December 31, 2012 using:
Description	Total	(Level 1)	(Level 2)	(Level 3)

Interest rate swap, liabilities	$(930)	$-	$(930)	$-
Total	$(930)	$-	$(930)	$-

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at current market interest rates using observable benchmarks for the LIBOR forward rates at the end of the period.

The Company’s financial instruments also include cash and cash equivalents, accounts receivables and accounts payable. The carrying amount of these instruments approximates fair value because of their short-term nature. The carrying amount of the Credit Facility approximates fair value because the debt is based on current rates at which the Company could borrow funds with similar maturities.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(12)	Fair Value Measurements (continued)

Refer to Note 11 to the Company’s consolidated financial statements for further disclosures on the Company’s financial instruments.

(13)	Stockholders' Equity

The Company has two classes of common shares, Common Stock and Nonvoting Common Stock. Authorized shares of Common Stock were 100,000,000 at December 31, 2013 and 2012. Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 2013 and 2012. Nonvoting Common Stock with a par value of $0.10 has equal rights with Common Stock, with the exception of voting power. Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock. As of December 31, 2013 and 2012, no shares of Nonvoting Common Stock were outstanding. The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 2013 and 2012, there was no preferred stock outstanding.

The Company held treasury shares of 1,757,530 and 1,795,082 at December 31, 2013 and 2012, respectively, which are primarily used for issuance to employee compensation plans.

At December 31, 2013 there were 1,251,625 authorized shares of Common Stock reserved for issuance through equity compensation plans.

(14)	Accumulated Other Comprehensive Income/(Loss)

The following table provides the changes in AOCI by component, net of tax, for the year ended December 31, 2013:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2012	$5,177	$(600)	$(38,668)	$(34,091)
Other comprehensive income/(loss) before reclassifications	4,813	(85)	9,173	13,901
Amounts reclassified from accumulated other comprehensive loss	-	289	939	1,228

Net current-period other comprehensive income	4,813	204	10,112	15,129
Balance as of December 31, 2013	$9,990	$(396)	$(28,556)	$(18,962)

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(14)	Accumulated Other Comprehensive Income/(Loss) (continued)

The following table provides the reclassifications out of AOCI by component for the year ended December 31, 2013:

Details about AOCI Components	Amount Reclassified from AOCI for the year ended December 31, 2013	Affected Line Item in the Consolidated Income Statement
Losses on cash flow hedge:
Interest rate swap	$(444)	Interest expense, net
	$155	Tax benefit
	$(289)	Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(1,223)	Selling, general and administrative expenses
Actuarial losses	(116)	Cost of goods sold
Prior service costs	(50)	Selling, general and administrative expenses
	(1,389)	Total before tax
	450	Tax benefit
	$(939)	Net of tax

Total reclassification for the period	$(1,228)

(15)	Stock Based Compensation

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for the stock options granted to employees for the years ended December 31, 2013, 2012 and 2011 were $7.97, $7.14 and $3.18, respectively.

The following assumptions were used in determining the fair value of stock options for grants issued in 2013, 2012 and 2011:

	2013	2012	2011

Expected volatility	44.17%-71.58%	71.84%	68.91%-71.53%
Expected term	1.25-4.75 years	4.75 years	4.75 years
Risk-free interest rate	0.12%-1.37%	0.66%	1.02%-2.00%

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(15)	Stock Based Compensation (continued)

The Company does not have any publicly traded stock options; therefore, expected volatilities are based on historical volatility of the Company’s stock. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term. The expected term was utilized based on the “simplified” method for determining the expected term of stock options.

For 2013, 2012, and 2011, the Company recorded $1,994, $1,303 and $1,028, respectively, in selling, general and administrative expenses for stock options. As of December 31, 2013, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $6,436. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.8 years.

Cambrex senior executives, through 2009, participated in an executive incentive plan which rewarded achievement with restricted stock units. Members of the Cambrex Board of Directors currently participate in an incentive plan which rewards service with restricted stock units. Awards are made annually and vest over six months. On the six month anniversary of the grant, restrictions on sale or transfer are removed and shares are issued to the Directors. These awards are classified as equity awards.

For 2013, 2012, and 2011, the Company recorded $427, $446, and $497, respectively, in selling, general and administrative expenses for restricted stock units. As of December 31, 2013, all restricted stock unit grants were fully vested.

The Company granted equity-settled performance shares (“PSs”) to certain executives. PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the revenue and EBITDA growth of the members of a specified peer group of companies over a three year period. The peer group consists of publicly-traded life sciences companies competing in the same industry as the Company. For 2013, 2012 and 2011, the Company recorded $404, $53 and $40, respectively, in selling, general and administrative expense related to these PS awards.

The Company granted cash-settled performance share units (“PSUs”) to certain executives. PSU awards provide the recipient the right to receive the cash value of a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the revenue and EBITDA growth of the members of a specified peer group of companies typically over a three year period. The peer group consists of publicly-traded life sciences companies competing in the same industry as the Company. For 2013, 2012 and 2011, the Company recorded $2,620, $1,529 and $415, respectively, in selling, general and administrative expenses for PSU awards. The increase is primarily the result of the Company’s performance compared to the peer group and the Company’s higher share price.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(15)	Stock Based Compensation (continued)

The following table is a summary of the Company’s stock option activity issued to employees and related information:

		Weighted Average
	Number of Shares	Exercise Price	Options Exercisable

Outstanding at December 31, 2012	2,264,399	7.02	1,234,623

Granted	530,835	16.06
Exercised	(536,565)	6.01
Forfeited or expired	(28,700)	8.99

Outstanding at December 31, 2013	2,229,969	9.39
Exercisable at December 31, 2013	1,149,069	$6.88

The aggregate intrinsic value for all stock options exercised for the years ended December 31, 2013, 2012 and 2011 was $5,017, $1,658 and $70, respectively. The aggregate intrinsic values for all stock options outstanding and exercisable as of December 31, 2013 were $18,827 and $12,585, respectively.

A summary of the Company’s nonvested stock options and restricted stock activity is presented below:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at December 31, 2012	1,029,776	4.62	31,145	5.76

Granted	530,835	7.97	31,648	12.64
Vested during period	(455,211)	4.05	(62,793)	9.23
Forfeited	(24,500)	4.73	-	-
Nonvested at December 31, 2013	1,080,900	$6.50	-	$-

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(16)	Retirement Plans

Domestic Pension Plan

The Company maintains a defined-benefit pension plan (“Domestic Pension Plan”) for certain salaried and certain hourly employees. The Company also has a Supplemental Executive Retirement Plan (“SERP”) for key executives. This plan is non-qualified and unfunded. Benefits accruing under both plans were frozen as of August 31, 2007. In July 2008, the Board of Directors of the Company amended the SERP to allow for lump sum payments effective January 1, 2009. The lump sum value as of January 1, 2009 will be paid in 10 equal actuarial equivalent installments through 2018. For the Domestic Pension Plan, the Company's policy is to fund pension costs to the full extent required by the Internal Revenue Code.

International Pension Plans

A foreign subsidiary of the Company maintains a pension plan (“International Pension Plan”) for its employees that conforms to the common practice in that country. Based on local laws and customs, this plan is unfunded.

Savings Plan

Cambrex makes available to all domestic employees a savings plan. Employee contributions are matched in part by Cambrex. The cost of this plan amounted to $731, $733 and $604 in 2013, 2012 and 2011, respectively.

Other

The Company has a non-qualified Deferred Compensation Plan for Key Executives (“The Plan”). Under this Plan, officers and key employees may elect to defer all or any portion of their pre-tax earnings or elect to defer receipt of the Company’s stock which would otherwise have been issued upon the exercise of the Company’s options. Included within other liabilities at December 31, 2013 and 2012 is $1,049 and $1,118, respectively, representing the Company’s obligation under the plan. The Company invests in certain mutual funds and as such, included within other assets at December 31, 2013 and 2012 is $1,049 and $1,118, respectively, representing the fair value of these funds. The fair values of these mutual funds are based on quoted market prices in active markets (Level 1). The number of Cambrex shares held in trust under this plan as of December 31, 2013 and 2012 were 49,121, and are included as a reduction of equity. The value of the shares held in trust and the corresponding liability of $876 and $559 at December 31, 2013 and 2012, respectively, have also been recorded in equity. The Plan is not funded by the Company, but the Company has established a Deferred Compensation Trust Fund which holds the shares issued. Effective December 2011 the Board of Directors suspended employee contributions to this Plan.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(16)	Retirement Plans (continued)

The benefit obligations as of December 31, 2013 and 2012 are as follows:

	Pension Plans

	Domestic		SERP		International
	2013	2012	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation, beginning of year	$79,958	$75,430	$3,690	$4,153	$27,033	$23,020
Service cost	-	-	-	-	743	660
Interest cost	3,057	3,284	41	85	658	795
Actuarial (gain)/loss	(8,269)	4,699	(9)	88	(2,314)	1,852
Benefits paid	(4,037)	(3,455)	(636)	(636)	(808)	(755)
Currency translation affect	-	-	-	-	315	1,461
Benefit obligation, end of year	$70,709	$79,958	$3,086	$3,690	$25,627	$27,033

The plan assets and funded status of the Domestic Pension Plan as of December 31, 2013 and 2012 are as follows:

	2013	2012
Change in plan assets
Fair value of plan assets, beginning of period	$53,900	$49,104
Actual return on plan assets	6,894	5,945
Contributions	986	2,306
Benefits paid	(4,037)	(3,455)
Fair value of plan assets, end of period	$57,743	$53,900

Unfunded status	(12,966)	(26,058)
Accrued benefit cost, end of period	$(12,966)	$(26,058)

The unfunded status of the SERP was ($3,086) and ($3,690) as of December 31, 2013 and 2012, respectively. The unfunded status of the International Pension Plan was ($25,627) and ($27,033) as of December 31, 2013 and 2012, respectively.

The amounts recognized in AOCI as of December 31, 2013 and 2012 consist of the following:

	Pension Plans

	Domestic		SERP		International
	2013	2012	2013	2012	2013	2012

Actuarial loss	$20,373	$32,646	$830	$958	$4,765	$7,354
Prior service cost/(benefit)	-	-	230	287	(24)	(31)
Total	$20,373	$32,646	$1,060	$1,245	$4,741	$7,323

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(16)	Retirement Plans (continued)

The components of net periodic benefit cost are as follows:

	Pension Plans
	Domestic			SERP			International
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost
Service cost	$-	$-	$-	$-	$-	$-	$743	$660	$611
Interest cost	3,057	3,284	3,462	41	85	150	658	795	944
Expected return on plan assets	(3,826)	(3,674)	(3,787)	-	-	-	-	-	-
Amortization of prior service cost/(benefit)	-	60	436	57	57	57	(7)	(7)	(7)
Recognized actuarial loss	937	864	458	118	76	49	284	200	111
Net periodic benefit cost	$168	$534	$569	$216	$218	$256	$1,678	$1,648	$1,659

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2014 are as follows:

	Pension Plans

	Domestic	SERP	International
Actuarial loss	$522	$131	$160
Prior service cost/(benefit)	-	57	(7)
Total	$522	$188	$153

Major assumptions used in determining the benefit obligations are presented in the following table:

	2013	2012

Discount rate:
Domestic Pension Plan	4.80%	3.90%
SERP	1.40%	1.35%
International Pension Plan	3.70%	3.40%

Rate of compensation increase:
International Pension Plan	2.50%	2.40%

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(16)	Retirement Plans (continued)

Major assumptions used in determining the net benefit cost are presented in the following table:

	2013	2012	2011

Discount rate:
Domestic Pension Plan	3.90%	4.45%	5.35%
SERP	1.35%	2.40%	3.40%
International Pension Plan	3.40%	3.40%	4.40%

Expected return on plan assets:
Domestic Pension Plan	7.25%	7.50%	7.50%

Rate of compensation increase:
International Pension Plan	2.50%	2.40%	2.80%

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

The aggregate Accumulated Benefit Obligation (“ABO”) of $70,709 exceeds plan assets by $12,966 as of December 31, 2013 for the Domestic Pension Plan. The aggregate ABO is $24,243 for the International Pension Plan as of December 31, 2013. The International Pension Plan is unfunded.

The Company expects to contribute approximately $2,700 in cash to the Domestic Pension Plan in 2014. The Company does not expect to contribute cash to its International Pension Plan in 2014.

The following benefit payments are expected to be paid out of the plans:

	Pension Plans
	Domestic	SERP	International

2014	$3,527	$731	$824
2015	$3,478	$609	$836
2016	$3,486	$609	$837
2017	$3,628	$609	$858
2018	$3,654	$609	$934
2019-2023	$21,028	-	$5,681

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

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(16)	Retirement Plans (continued)

The fair values of the Company’s pension plan assets by asset category are as follows:

		Fair Value Measurements at December 31, 2013 using:
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. companies	$20,633	$-	$20,633	$-
International companies	11,157	-	11,157	-
U.S. fixed income	18,736	-	16,660	2,076
Commodities	4,436	-	4,436	-
TIPS	2,781	-	2,781	-
	$57,743	$-	$55,667	$2,076

		Fair Value Measurements at December 31, 2012 using:
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. companies	$19,238	$-	$19,238	$-
International companies	10,337	-	10,337	-
U.S. fixed income	17,625	-	15,465	2,160
Commodities	4,131	-	4,131	-
TIPS	2,569	-	2,569	-
	$53,900	$-	$51,740	$2,160

The following table sets forth a summary of the changes in the fair value of the Domestic Plan’s Level 3 assets, which are annuity contracts with an insurance company, for the year ended December 31, 2013:

Group Annuity Contract

Balance at December 31, 2012	$2,160
Net investment loss	(84)
Balance at December 31, 2013	$2,076

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(17)	Foreign Operations and Sales

The following summarized data represents the gross sales and long lived assets for the Company’s domestic and foreign entities for 2013, 2012 and 2011:

	Domestic	Foreign	Total
2013
Gross sales	$153,202	$164,010	$317,212
Long-lived assets	59,496	155,151	214,647

2012
Gross sales	$109,729	$168,202	$277,931
Long-lived assets	44,085	149,133	193,218

2011
Gross sales	$83,407	$171,068	$254,475
Long-lived assets	34,885	145,735	180,620

Export sales, included in domestic gross sales, in 2013, 2012 and 2011 amounted to $86,850, $32,872, and $31,605, respectively.

Sales to geographic area consist of the following:

	2013	2012	2011

Europe	$210,463	$150,678	$156,814
North America	86,974	105,439	75,979
Asia	13,800	12,827	10,448
Other	5,975	8,987	11,234
Total	$317,212	$277,931	$254,475

One customer accounted for 18.3% of consolidated 2013 gross sales.

(18)	Commitments

The Company has operating leases expiring on various dates through the year 2019. The leases are primarily for the rental of office space, office and laboratory equipment and vehicles. At December 31, 2013, future minimum commitments under non-cancelable operating lease arrangements were as follows:

Year ended December 31:
2014	$968
2015	830
2016	539
2017	515
2018	442
2019 and thereafter	101
Total commitments	$3,395

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(18)	Commitments (continued)

Total operating lease expense was $1,090, $815 and $644 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company is party to several unconditional purchase obligations resulting from contracts that contain legally binding provisions with respect to quantities, pricing and timing of purchases. The Company’s purchase obligations mainly include commitments to purchase utilities. At December 31, 2013, future commitments under these obligations were as follows:

Year ended December 31:
2014	$2,171
2015	598
2016	-
2017	-
2018	-
Total commitments	$2,769

(19)	Contingencies

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. The Company continually assesses all known facts and circumstances as they pertain to all legal and environmental matters and evaluates the need for reserves and disclosures as deemed necessary based on these facts and circumstances. These matters, either individually or in the aggregate, could result in actual costs that are significantly higher than the Company’s current assessment and could have a material adverse effect on the Company's operating results and cash flows in future reporting periods. While these matters could have a material adverse effect on the Company’s financial condition, based upon past experience, it is likely that payments significantly in excess of current reserves, if required, would be made over an extended number of years.

Environmental

In connection with laws and regulations pertaining to the protection of the environment, the Company and its subsidiaries are a party to several environmental proceedings and remediation activities and along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites ("Superfund sites"). Substantially all of the liabilities currently recorded on the Company’s balance sheet for environmental proceedings are associated with discontinued operations.

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

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study and/or remediation of applicable sites. These reserves were $10,881 and $5,096 at December 31, 2013 and 2012, respectively. The increase in the reserve includes adjustments to reserves of $7,434 and the impact of currency translation of $21 partially offset by payments of $1,670. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Based upon available information and analysis, the Company's current reserve represents management's best estimate of the probable and estimable costs associated with environmental proceedings. Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(19)	Contingencies (continued)

CasChem

As a result of the sale of the Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act. The Company intends to continue implementing a sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program. The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs. As of December 31, 2013, the Company’s reserve was $249.

Cosan

The Company is currently implementing a sampling and pilot program at its Cosan Clifton, New Jersey site pursuant to the NJDEP private oversight program. The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs. As of December 31, 2013, the Company’s reserve was $1,259.

Additionally, the Company is currently implementing a sampling and pilot program at its Cosan Carlstadt, New Jersey site pursuant to the NJDEP private oversight program. The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs. As of December 31, 2013, the Company’s reserve was $1,136.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two former subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey. These subsidiaries are among many other PRPs that were listed in the notice. Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek site. The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement (“Agreement”) and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with the other PRPs in the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs. As of December 31, 2013, the Company’s reserve was $249 to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs. The investigation is ongoing and at this time it is too early to predict the extent of additional liabilities.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(19)	Contingencies (continued)

Maybrook Site

A subsidiary of Cambrex is named a PRP of a former production facility in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition of this facility in 1986. The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA. The PRPs will continue implementing the ground water remediation at the site. As of December 31, 2013, the Company’s reserve was $322 to cover remaining ground water remediation and long-term monitoring.

Harriman Site

Subsidiaries of Cambrex and Pfizer are named as responsible parties for the Company’s former Harriman, New York production facility by the New York State Department of Environmental Conservation (“NYSDEC”). A final ROD describing the Harriman site remediation responsibilities for Pfizer and the Company was issued in 1997 (the "1997 ROD") and incorporated into a federal court Consent Decree in 1998 (the “Consent Decree”). Site clean-up work under the 1997 ROD is on-going and is being jointly performed by Pfizer and the Company, with NYSDEC oversight. ELT Harriman, LLC ("ELT"), the current owner of the Harriman site, conducted other investigation and remediation activities under a separate NYSDEC directive.

In October 2013, the NYSDEC sent the Company, Pfizer, ELT and the immediately preceding owner Vertellus Specialties Holdings (“Vertellus”) an enforcement letter demanding that the Company and Pfizer submit a work plan for the further study and remediation of certain areas of the Harriman site, including the evaluation of certain remedies that the Company has contended are not required by the 1997 ROD. In December 2013, the Company, Pfizer and the NYSDEC entered into a federal court stipulation withdrawing the October 2013 enforcement letter as to the Company and Pfizer, and resolving certain disputes about the scope of their obligations under the Consent Decree and the 1997 ROD. Pursuant to the stipulation, the Company and Pfizer are required to carry out an environmental investigation and study of certain areas of the Harriman Site.

No final remedy for the site has been determined, which will follow further investigation and discussions with the NYSDEC. The Company estimated the range for its share of the liability at the site to be between $2,000 and $7,000. As of December 31, 2013, the Company’s reserve was $3,690, which reflects amounts for work which the Company currently considers to be probable and estimable. At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by NYSDEC.

The Company intends to enforce all of its contractual rights to recover costs and for indemnification, and has filed such claims in an arbitration proceeding against ELT and Vertellus. ELT has filed counterclaims for contractual indemnification. Currently, the arbitration proceeding is stayed indefinitely.

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, in the early 1980’s along with approximately 130 other PRPs. The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary. The PRPs are in the process of implementing a final remedy at the site. The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). For over a decade, the remediation has been funded by de minimus settlements and by the insurers of the SCP Superfund site’s owners and operators. However, due to an unexpected increase in remediation costs at the site and costs to related to SCP’s involvement in the Berry’s Creek investigation, the PRP group approved the assessment of an additional cash contribution by the PRP group. While the Company continues to dispute the methodology used by the PRP group to arrive at its allocation for the cash contribution, the Company has paid the recent funding requests. A final allocation of SCP Site costs is expected to be developed during 2014. As of December 31, 2013, the Company’s reserve was $1,250 of which approximately $735 is expected to be covered by insurance.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(19)	Contingencies (continued)

Newark Bay Complex Litigation

CasChem and Cosan have been named as two of several hundred third-party defendants in a third-party complaint filed in February 2009, by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”). The original plaintiffs include the NJDEP, the Commissioner of the NJDEP and the Administrator of the New Jersey Spill Compensation Fund, which originally filed suit in 2005 against Maxus, Tierra and other defendants seeking recovery of cleanup and removal costs for alleged discharges of dioxin and other hazardous substances into the Passaic River, Newark Bay, Hackensack River, Arthur Kill, Kill Van Kull and adjacent waters (the “Newark Bay Complex”). Maxus and Tierra are now seeking contributions from third-party defendants, including subsidiaries of the Company, for cleanup and removal costs for which each may be held liable in the primary lawsuit. Maxus and Tierra also seek recovery for cleanup and removal costs that each has incurred or will incur relating to the Newark Bay Complex. The Company has entered into a settlement agreement with the original plaintiffs, which has been approved by the Court. The settlement resolves the lawsuit and provides the Company with some protections from certain claims. The settlement resolves any claims that the original plaintiffs have against the Company and will require Maxus and Tierra to re-file their claims against the Company in federal court. As of December 31, 2013, the Company’s reserve is $324 for this matter.

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

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(19)	Contingencies (continued)

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

Additionally, as permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's, director's or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that covers a portion of any potential exposure. The Company currently believes the estimated fair value of its indemnification agreements is not material based on currently available information, and as such, the Company had no liabilities recorded for these agreements as of December 31, 2013.

Cambrex's subsidiaries are party to a number of other proceedings that are not considered material at this time.

(20)	Discontinued Operations

For 2013, the Company recorded pre-tax charges of $6,708, reduced by a tax benefit of $2,348, for environmental remediation related to sites of divested businesses as discontinued operations. For 2012, the Company recorded pre-tax charges of $1,425, reduced by a tax benefit of $499, for environmental remediation related to sites of divested businesses as discontinued operations. For 2011, the Company recorded pre-tax charges of $2,851 for environmental remediation, net of insurance proceeds, related to sites of divested businesses as discontinued operations.

(21)	Gain on Sale of Asset

For the year ended December 31, 2013, the Company recorded a gain on the sale of an office building of $4,680. The carrying value of the building was not material. The Company received cash of approximately $1,900 and a secured note of approximately $3,200 as of December 31, 2013.

CAMBREX CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL AND SUPPLEMENTARY DATA - UNAUDITED
(in thousands, except share and per share data)

	1st	2nd	3rd	4th
	Quarter (1)	Quarter	Quarter	Quarter
2013
Gross sales	$74,581	$61,628	$77,992	$103,011
Net revenues	74,885	62,803	77,452	103,036
Gross profit	24,749	19,251	24,966	33,938
Income from continuing operations	11,425	3,136	6,274	9,440
Loss from discontinued operations (3)	(257)	(862)	(2,700)	(541)
Net income	11,168	2,274	3,574	8,899

Earnings per share of common stock: (4)
Basic	0.37	0.07	0.12	0.29
Diluted	0.36	0.07	0.12	0.29
Average shares:
Basic	29,970	30,089	30,184	30,353
Diluted	30,788	30,956	31,052	31,166

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter (2)
2012
Gross sales	$70,559	$77,142	$59,841	$70,389
Net revenues	70,228	77,133	59,210	69,930
Gross profit	22,428	28,445	18,531	21,083
Income from continuing operations	7,038	9,928	2,021	44,242
Loss from discontinued operations (3)	-	-	(332)	(594)
Net income	7,038	9,928	1,689	43,648

Earnings per share of common stock: (4)
Basic	0.24	0.34	0.06	1.46
Diluted	0.24	0.33	0.06	1.42
Average shares:
Basic	29,602	29,623	29,711	29,874
Diluted	29,886	29,912	30,587	30,717

(1)	Income from continuing operations includes a gain on sale of an office building of $4,680 and a corresponding tax expense of $1,470 and a benefit of $1,155 due to changes in tax laws.

(2)	Income from continuing operations includes the reversal of a valuation allowance on deferred tax assets of $36,287 and the impact on deferred taxes of a statutory rate change of $1,328.

(3)	Discontinued operations include charges for environmental remediation related to sites of divested businesses.

(4)	Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period. As such, the sum of the quarters may not necessarily equal the earnings per share amount for the year.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A	Controls and Procedures.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2013. Effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere herein.

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

Item 9B	Other Information.

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

The following table lists the officers of the Company:

Name	Age	Office

Steven M. Klosk (i) (ii)	56	President, Chief Executive Officer

Shawn P. Cavanagh (i) (ii)	47	Executive Vice President and Chief Operating Officer

James G. Farrell (ii)	47	Vice President and Corporate Controller

William M. Haskel (i) (ii)	52	Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer

Aldo G. Magnini (i)	61	Managing Director, Cambrex Profarmaco Milano

Gregory P. Sargen (i) (ii)	48	Executive Vice President and Chief Financial Officer

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

Mr. Cavanagh joined Cambrex in January 2011 and currently serves as Executive Vice President and Chief Operating Officer. From 2007 to 2009 Mr. Cavanagh was employed with Lonza, which purchased Cambrex Bioproducts, most recently as President of Lonza Bioscience. From 1999 to 2007, Mr. Cavanagh worked for Cambrex Bioproducts. While at Cambrex Bioproducts, Mr. Cavanaugh held several positions of increasing responsibility including President of Cambrex Bioproducts. Prior to joining Cambrex Bioproducts, Mr. Cavanagh held various management and engineering positions with FMC Corporation.

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

Dr. Magnini joined Cambrex Profarmaco Milano S.r.l. (“CPM”) in 1996 as Commercial Director, Marketing and Sales; in 2005, he became Managing Director and in January 2014 has assumed full responsibility of CPM. Prior to joining CPM, Dr. Magnini held various senior management roles in other pharmaceutical companies and from 2003 to 2004 served as Managing Director of Clariant Pharma, an Italian API manufacturer.

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

The remaining information required by this item will be included in the 2014 Proxy Statement and is incorporated herein by reference.

Item 11	Executive Compensation.

The remaining information required by this item will be included in the 2014 Proxy Statement and is incorporated herein by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The remaining information required by this item will be included in the 2014 Proxy Statement and is incorporated herein by reference.

Item 13	Certain Relationships and Related Transactions and Director Independence.

The remaining information required by this item will be included in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14	Principal Accountant Fees and Services.

The remaining information required by this item will be included in the 2014 Proxy Statement and is incorporated herein by reference.

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

3. The exhibits filed in this report are listed in the Exhibit Index on pages 82-85.

SCHEDULE II

CAMBREX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance Beginning of Year	Charged/ (Credited) to Cost and Expenses	Charged/ (Credited) to Other Accounts	Deductions	Balance End of Year
Description
Year ended December 31, 2013:
Doubtful trade receivables and returns and allowances	$652	$433	$27	$54	$1,058
Deferred tax valuation allowance	29,941	(97)	46	-	29,890
Year ended December 31, 2012:
Doubtful trade receivables and returns and allowances	$450	$193	$12	$3	$652
Deferred tax valuation allowance	77,571	(45,105)	(2,525)	-	29,941
Year ended December 31, 2011:
Doubtful trade receivables and returns and allowances	$1,083	$(103)	$(39)	$491	$450
Deferred tax valuation allowance	77,849	(9,546)	9,268	-	77,571

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/ Gregory P. Sargen
Gregory P. Sargen
Executive Vice President and Chief Financial Officer

Date: February 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	STEVEN M. KLOSK	President and Chief Executive Officer,	February 11, 2014
	Steven M. Klosk	and Director

/s/	GREGORY P. SARGEN	Executive Vice President and Chief Financial	February 11, 2014
	Gregory P. Sargen	Officer (Principal Financial Officer
and Accounting Officer)

/s/	JOHN R. MILLER	Chairman of the Board of Directors	February 11, 2014
John R. Miller

/s/	SHLOMO YANAI	Vice Chairman of the Board of Directors	February 11, 2014
Shlomo Yanai

s/	ROSINA B.DIXON	Director	February 11, 2014
Rosina B. Dixon, M.D.

/s/	KATHRYN RUDIE HARRIGAN	Director	February 11, 2014
Kathryn Rudie Harrigan, PhD

/s/	LEON J. HENDRIX, JR.	Director	February 11, 2014
Leon J. Hendrix, Jr.

/s/	ILAN KAUFTHAL	Director	February 11, 2014
Ilan Kaufthal

/s/	WILLIAM KORB	Director	February 11, 2014
William Korb

/s/	PETER G. TOMBROS	Director	February 11, 2014
Peter G. Tombros

EXHIBIT INDEX

Exhibit No.	Description

2.1	--
Agreement for the sale and purchase of the entire issued share capital in each of Zenara Pharma Limited and Zenara Pharma Private Limited dated November 2, 2010, between Camzena Holdings Limited, NuLife (Cyprus) Limited, Ashok Srinivasan Narasimhan, Pradip Khodidas Dhamecna, Cambrex Corporation, Zenara Pharma Limited and Zenara Pharma Private Limited.(W).

2.2	--	Asset purchase agreement dated as of August 7, 2003 between Rutherford Acquisition Corporation and Cambrex Corporation and The Sellers listed in the asset Purchase agreement.(U).

2.3	--	Stock Purchase Agreement dated October 23, 2006 between Lonza America Inc., Lonza Bioproducts AG, Lonza Sales AG, Lonza Group Limited and Cambrex Corporation and Subsidiaries.(P – Exhibit 10.1).

3.1	--	Restated Certificate of Incorporation of Registrant, as amended.(AA).

3.2	--	By Laws of registrant, as amended.(AA).

4.1	--	Form of Certificate for shares of Common Stock of registrant.(A ‑ Exhibit 4(a)).

10.1	--	2009 Long-Term Incentive Plan (as amended and restated as of April 25, 2013).(F).

10.2	--	Directors’ Compensation Program.(Q).

10.3	--	Form of Non-Employee Directors Stock Option Agreement.(F).

10.4	--	William H. Haskel Offer of Employment Letter dated June 3, 2011.(Z).

10.5	--	Form of Performance Share Agreement.(DD).

10.7	--
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

10.9	--	Shawn P. Cavanagh Offer of Employment Letter.(X).

10.10	--	Supplemental Executive Retirement Plan Change of Control Amendment.(T).

10.11	--	Employment Agreement dated January 17, 2011 between the registrant and Shawn P. Cavanagh.(X).

10.12	--	1994 Stock Option Plan.(C).

10.13	--	1996 Performance Stock Option Plan.(G).

10.14	--	1998 Performance Stock Option Plan.(H).

10.15	--	2000 Employee Performance Stock Option Plan.(H).

10.16	--	Cambrex Corporation Savings Plan.(B).

10.17	--	Cambrex Corporation Supplemental Retirement Plan.(D).

10.18	--	Employment Agreement dated February 6, 2007 between the registrant and Gregory P. Sargen.(S).

10.19	--	Deferred Compensation Plan of Cambrex Corporation (as amended and restated as of March 1, 2001).(M).

10.20	--	Employment Agreement dated February 6, 2007 between the registrant and Paolo Russolo.(S).

10.21	--	2001 Performance Stock Option Plan.(I).

10.22	--	2003 Performance Stock Option Plan.(I).

10.23	--	2004 Performance Incentive Plan.(J).

10.24	--	Directors’ Common Stock Fee Payment Plan.(J).

10.25	--	2004 Incentive Plan.(L).

10.26	--	Administrative Consent Order dated September 16, 1985 of the New Jersey Department of Environmental Protection to Cosan Chemical Corporation.(A – Exhibit 10(Q)).

10.28	--	Agreement to Lift Sales Restrictions on Certain Vested Options.(N).

10.29	--	Agreement to Accelerate Vesting of Certain Options.(O).

10.30	--	Form of Stock Option Agreement.(EE).

10.31	--	Form of Performance Share Unit Agreement.(CC).

10.32	--	Employment Agreement with William M. Haskel.(Z).

10.33	--	Executive Cash Incentive Plan.(BB).

10.34	--	2012 Equity Incentive Plan for Non-Employee Directors.(BB).

21	--	Subsidiaries of registrant.(E).

23	--
Consent of BDO USA, LLP to the incorporation by reference of its report herein in Registration Statement Nos. 333-166260, 333-57404, 333-22017, 33-21374, 33-81782, 333-113612, 333-113613, 333-129473, 333-136529, 333-174124 and 333-181053 on Form S-8 of the registrant.(E).

31.1	--	CEO Certification pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended.(E).

31.2	--	CFO Certification pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended.(E).

32	--	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(K).

101.INS	--	XBRL Instance Document.(E)(Y).

101.SCH	--	XBRL Taxonomy Extension Schema.(E)(Y).

101.CAL	--	XBRL Taxonomy Extension Calculation Linkbase.(E)(Y).

101.DEF	--	XBRL Taxonomy Extension Definition Linkbase.(E)(Y).

101.LAB	--	XBRL Taxonomy Extension Label Linkbase.(E)(Y).

101.PRE	--	XBRL Taxonomy Extension Presentation Linkbase.(E)(Y).

_______________
See legend on following page

EXHIBIT INDEX

(A)	Incorporated by reference to the indicated Exhibit to registrant's Registration Statement on Form S‑1 (Registration No. 33‑16419).

(B)	Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81780) dated July 20, 1994.

(C)	Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81782) dated July 20, 1994.

(D)	Incorporated by reference to the registrant's Annual Report on Form 10-K for 1994.

(E)	Filed herewith.

(F)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2013.

(G)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-22017) dated February 19, 1997.

(H)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-57404) dated March 22, 2001.

(I)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-113612) dated March 15, 2004.

(J)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-113613) dated March 15, 2004.

(K)	Furnished herewith.

(L)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-129473) dated November 4, 2005.

(M)	Incorporated by reference to registrant’s Annual Report on Form 10-K for year end 2005 filed May 26, 2006.

(N)	Incorporated by reference to registrant’s Current Report on Form 8-K dated November 7, 2006.

(O)	Incorporated by reference to registrant’s Current Report on Form 8-K dated June 7, 2005.

(P)	Incorporated by reference to registrant’s Current Report on Form 8-K filed October 24, 2006.

(Q)	Incorporated by reference to registrant’s Annual Report on Form 10-K filed February 11, 2010.

(R)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2011.

(S)	Incorporated by reference to registrant’s Annual Report on Form 10-K for year end 2006 filed on March 15, 2007.

(T)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2008.

(U)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated November 10, 2003.

(V)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2007.

(W)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated November 4, 2010.

(X)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated January 13, 2011.

(Y)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Income Statements for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

(Z)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 24, 2011.

(AA)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated April 30, 2012.

(BB)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2012.

(CC)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2012.

(DD)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for year end 2012 filed on February 7, 2013.

(EE)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2013.