Form 10-Q
period 2014-03-31
CAMBREX CORP
filed 2014-05-02
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 30,622,265 shares outstanding of the registrant’s Common Stock, $.10 par value.

CAMBREX CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This document contains and incorporates by reference forward-looking statements including statements regarding expected performance, including, but not limited to, the Company’s belief that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company, as well as other statements relating to expectations with respect to sales, the timing of orders, research and development expenditures, earnings per share, capital expenditures, the outcome of pending litigation (including environmental proceedings and remediation investigations) and related estimates of potential liability, acquisitions, divestitures, collaborations or other expansion opportunities.  These statements may be identified by the fact that they use words such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “intend,” “estimate,” “believe” or similar expressions.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations.  The factors described in Item 1A of Part I contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, captioned “Risk Factors,” or otherwise described in the Company’s filings with the Securities and Exchange Commission, provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including, but not limited to, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rates, interest rates, technology, manufacturing and legal issues, including the outcome of outstanding litigation, changes in foreign exchange rates, uncollectible receivables, the timing of orders, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the Company’s ability to receive regulatory approvals for its products and continued demand in the U.S. for late stage clinical products or the successful outcome of the Company’s investment in new products.

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,780	$22,745
Trade receivables, net	41,674	71,276
Other receivables	11,803	12,943
Inventories, net	98,738	89,965
Prepaid expenses and other current assets	8,241	5,631
Total current assets	182,236	202,560

Property, plant and equipment, net	169,600	171,966
Goodwill	38,663	38,670
Intangible assets, net	3,944	4,011
Investments in and advances to partially-owned affiliates	13,864	13,364
Deferred income taxes	29,703	19,799
Other non-current assets	6,650	7,667

Total assets	$444,660	$458,037
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,869	$29,052
Deferred revenue	23,217	20,121
Accrued expenses and other current liabilities	41,784	48,098
Total current liabilities	91,870	97,271

Long-term debt	60,000	79,250
Deferred income taxes	22,852	12,835
Accrued pension benefits	38,954	40,123
Other non-current liabilities	17,662	18,338
Total liabilities	231,338	247,817

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 32,379,795 and 32,240,795 shares at respective dates	3,237	3,223
Additional paid-in capital	112,022	109,765
Retained earnings	132,160	131,178
Treasury stock, at cost, 1,757,530 and 1,757,530 shares at respective dates	(14,984)	(14,984)
Accumulated other comprehensive loss	(19,113)	(18,962)

Total stockholders' equity	213,322	210,220

Total liabilities and stockholders' equity	$444,660	$458,037

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Income Statements
 (unaudited – in thousands, except per share data)

	Three months ended
	March 31,
	2014	2013

Gross sales	$66,192	$74,581
Commissions, allowances and rebates	549	163

Net sales	65,643	74,418

Other revenue	462	467

Net revenues	66,105	74,885

Cost of goods sold	49,527	50,136

Gross profit	16,578	24,749

Operating expenses:
Selling, general and administrative expenses	11,633	11,104
Research and development expenses	2,475	2,194
Total operating expenses	14,108	13,298

Gain on sale of asset	-	4,680

Operating profit	2,470	16,131

Other expenses/(income):
Interest expense, net	522	495
Other income, net	(18)	(32)
Equity in losses of partially-owned affiliates	346	481

Income before income taxes	1,620	15,187

Provision for income taxes	454	3,762

Income from continuing operations	1,166	11,425

Loss from discontinued operations, net of tax	(184)	(257)

Net income	$982	$11,168

Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.04	$0.38
Loss from discontinued operations, net of tax	$(0.01)	$(0.01)
Net income	$0.03	$0.37

Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.04	$0.37
Loss from discontinued operations, net of tax	$(0.01)	$(0.01)
Net income	$0.03	$0.36

Weighted average shares outstanding:
Basic	30,546	29,970
Effect of dilutive stock based compensation	862	818
Diluted	31,408	30,788

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three months ended
	March 31,
	2014	2013

Net income	$982	$11,168

Other comprehensive (loss)/income:

Foreign currency translation adjustments	(323)	(3,836)

Interest rate swap agreement, net of tax of $14 and $31 at respective dates	27	56

Pension plan amortization of net actuarial loss and prior service cost, net of tax of $70 and $116 at respective dates	145	232

Comprehensive income	$831	$7,620

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (unaudited – in thousands)

	Three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$982	$11,168
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	5,883	5,333
Non cash deferred revenue	(81)	(9,957)
Gain on sale of assets	(6)	(4,603)
Increase in inventory reserve	923	1,284
Stock based compensation included in net income	914	493
Deferred income tax (benefit)/provision	(572)	1,918
Equity in losses of partially-owned affiliates	346	481
Other	65	266
Changes in assets and liabilities:
Trade receivables	32,048	1,547
Inventories	(9,951)	(5,181)
Prepaid expenses and other current assets	(2,042)	(1,198)
Accounts payable and other current liabilities	(3,691)	(2,052)
Deferred revenue	1,074	10,442
Other non-current assets and liabilities	(441)	4,696
Discontinued operations:
Net cash used in discontinued operations	(869)	(45)
Net cash provided by operating activities	24,582	14,592

Cash flows from investing activities:
Capital expenditures	(7,586)	(16,521)
Proceeds from sale of assets	470	1,909
Advances to partially-owned affiliates	(472)	(441)
Net cash used in investing activities	(7,588)	(15,053)

Cash flows from financing activities:
Long-term debt activity:
Borrowings	1,500	12,500
Repayments	(20,750)	(3,500)
Proceeds from stock options exercised	1,316	619
Other	-	(302)
Net cash (used in)/provided by financing activities	(17,934)	9,317

Effect of exchange rate changes on cash and cash equivalents	(25)	(530)

Net (decrease)/increase in cash and cash equivalents	(965)	8,326

Cash and cash equivalents at beginning of period	22,745	23,551

Cash and cash equivalents at end of period	$21,780	$31,877

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(1)	Basis of Presentation

Unless otherwise indicated by the context, "Cambrex" or the "Company" means Cambrex Corporation and subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared from the records of the Company.  In the opinion of management, the financial statements include all adjustments, which are of a normal and recurring nature, except as otherwise described herein, and are necessary for a fair statement of financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”).  These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2013.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the full year.

For all periods presented, discontinued operations primarily relate to expenses for environmental remediation at sites of divested businesses.

Certain reclassifications have been made to prior year amounts to conform with current year presentation.

(2)	Net Inventories

Inventories are determined on a first-in, first-out basis and stated at the lower of cost or market.

Net inventories at March 31, 2014 and December 31, 2013 consist of the following:

	March 31,	December 31,
	2014	2013

Finished goods	$31,642	$29,797
Work in process	39,037	31,990
Raw materials	22,589	22,580
Supplies	5,470	5,598
Total	$98,738	$89,965

(3)	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2014, is as follows:

Balance as of December 31, 2013	$38,670
Translation effect	(7)
Balance as of March 31, 2014	$38,663

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(3)	Goodwill and Intangible Assets (continued)

Acquired intangible assets, which are amortized, consist of the following:

		As of March 31, 2014
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$4,192	$(839)	$3,353
Customer-related intangibles	10 - 15 years	813	(222)	591
		$5,005	$(1,061)	$3,944

		As of December 31, 2013
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$4,192	$(786)	$3,406
Customer-related intangibles	10 - 15 years	814	(209)	605
		$5,006	$(995)	$4,011

The change in the gross carrying amount is due to the impact of foreign currency translation.

Amortization expense was $66 and $64 for the three months ended March 31, 2014 and 2013, respectively.

Amortization expense related to current intangible assets is expected to be approximately $265 for 2014 and for each of the next four years.

(4)	Investments in and Advances to Partially-Owned Affiliates

Investments in and advances to partially-owned affiliates consists primarily of the Company’s equity interest in Zenara Pharma (“Zenara”).  The Company recorded a loss of $346 and $438 for the three months ended March 31, 2014 and 2013, respectively, related to Zenara.  These amounts include amortization expense of $208 and $238, for the three months ended March 31, 2014 and 2013, respectively. In the first three months of 2014 and 2013, the Company advanced $350 and $300 to Zenara, respectively.

        In the first three months of 2014 and 2013, the Company advanced $122 and $141 to a European joint venture, respectively.

(5)	Income Taxes

The provision for income taxes for the three months ended March 31, 2014 totaled $454, and resulted in an effective tax rate of 28.0%.  For the three months ended March 31, 2014, the effective tax rate includes a benefit of $198 for a partial reversal of a deferred tax valuation allowance against domestic federal foreign tax credits due to an increase in forecasted new business for 2014 in an amount and type that should allow utilization of these foreign tax credits.  The Company expects to reduce the valuation allowance against foreign tax credits by approximately $5,000 throughout the year due to this forecasted new business for 2014. The Company continues to assess the need for a valuation allowance against a portion of its remaining foreign tax credits. It is possible that new customer business or other changes in the amount or type of future U.S. income could result in the release in future periods of some portion of additional domestic valuation allowance attributable to these remaining foreign tax credits before they expire.  The Company has approximately $14,000 and $13,000 of foreign tax credits expiring in 2015 and 2016, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(5)	Income Taxes (continued)

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued formal assessments against the subsidiary.  In 2010, the Company filed to litigate the matter.  Although the Company has had several favorable rulings in the courts, they have been appealed or are subject to appeal.  For the three months ended March 31, 2014, the Company increased its reserve for unrecognized tax benefits for this matter by $39. Any ruling reached by any of the courts may be subject to further appeals, and as such the final date of resolution of this matter is uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $6,500, including penalties and interest.  If the court rules against the Company in subsequent court proceedings, a payment for the amount of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

(6)	Derivatives and Hedging Activities

The Company operates internationally and is exposed to fluctuations in foreign exchange rates and interest rates in the normal course of business.  The Company, from time to time, uses derivatives to reduce exposure to market risks resulting from fluctuations in interest rates and foreign exchange rates.

All financial instruments involve market and credit risks.  The Company is exposed to credit losses in the event of non-performance by the counterparties to the contracts.  While there can be no assurance, the Company does not anticipate non-performance by these counterparties.

Foreign Currency Forward Contracts

The Company periodically enters into foreign currency forward contracts to protect against currency fluctuations of forecasted cash flows and existing balance sheet exposures at its foreign operations, as deemed appropriate.  The Company may or may not elect to designate these forward contracts for hedge accounting treatment.

For those derivatives that are not designated for hedge accounting treatment, changes in the fair value are immediately recognized in earnings. This treatment has the potential to increase volatility of the Company’s earnings.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(6)	Derivatives and Hedging Activities (continued)

For derivatives that are designated for hedge accounting treatment, changes in the fair value are not included in earnings but are included in accumulated other comprehensive income (“AOCI”).  Changes in the fair value of the derivative instruments reported in AOCI are recorded into earnings as a component of product revenue or expense, as applicable, when the forecasted transaction occurs.  Any ineffective portion of hedges is recognized in earnings.

None of the foreign currency forward contracts entered into during the three months ended March 31, 2014 were designated for hedge accounting treatment.  There were no foreign currency forward contracts entered into or outstanding during the first quarter of 2013.

The fair value of the Company’s foreign exchange forward contracts was a loss of $292 at March 31, 2014 and is recorded in “Accrued expenses and other current liabilities” and “Other revenue.”

The notional amounts of the Company’s foreign exchange forward contracts were $22,939 at March 31, 2014.  There were no foreign currency forward contracts outstanding at December 31, 2013. The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

Interest Rate Swap

The Company entered into an interest rate swap in March 2012 to reduce the impact of changes in interest rates on its floating rate debt through September 2015.  The swap is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount.

The swap contract outstanding at March 31, 2014 has been designated as a cash flow hedge and, accordingly, changes in the fair value of this derivative are not recorded in earnings but are recorded each period in AOCI and reclassified into earnings as interest expense in the same period during which the hedged transaction affects earnings.  The ineffective portion of all hedges is recognized in earnings and has been immaterial to the Company's financial results.

As of March 31, 2014, the interest rate swap had a notional value of $60,000, at a fixed rate of 0.92%.  The fair value of this swap is based on quoted market prices and was in a loss position of $575 and $616 at March 31, 2014 and December 31, 2013, respectively.  This loss is reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities.”

Assuming current market conditions continue, a loss of $442 is expected to be reclassed out of AOCI into earnings within the next twelve months.

(7)	Fair Value Measurements

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(7)	Fair Value Measurements (continued)

The following tables provide the assets and liabilities carried at fair value, measured on a recurring basis, as of March 31, 2014 and December 31, 2013:

		Fair Value Measurements at March 31, 2014 using:
Description	Total	Level 1	Level 2	Level 3
Foreign currency forwards, liabilities	$(292)	$-	$(292)	$-
Interest rate swap, liabilities	(575)	-	(575)	-
Total	$(867)	$-	$(867)	$-

		Fair Value Measurements at December 31, 2013 using:
Description	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(616)	$-	$(616)	$-
Total	$(616)	$-	$(616)	$-

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

The Company’s financial instruments also include cash and cash equivalents, accounts receivables and accounts payables.  The carrying amount of these instruments approximates fair value because of their short-term nature.  The carrying amount of the Company’s long-term debt approximates fair value because the debt is based on current rates at which the Company could borrow funds with similar maturities.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(8)	Accumulated Other Comprehensive Income/(Loss)

The following table provides the changes in AOCI by component, net of tax, for the three months ended March 31, 2014:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2013	$9,990	$(396)	$(28,556)	$(18,962)
Other comprehensive loss before reclassifications	(323)	(47)	-	(370)
Amounts reclassified from accumulated other comprehensive income	-	74	145	219

Net current-period other comprehensive (loss)/income	(323)	27	145	(151)
Balance as of March 31, 2014	$9,667	$(369)	$(28,411)	$(19,113)

The following table provides the changes in AOCI by component, net of tax, for the three months ended March 31, 2013:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2012	$5,177	$(600)	$(38,668)	$(34,091)
Other comprehensive loss before reclassifications	(3,836)	(13)	-	(3,849)
Amounts reclassified from accumulated other comprehensive (loss)/income	-	69	232	301

Net current-period other comprehensive (loss)/income	(3,836)	56	232	(3,548)
Balance as of March 31, 2013	$1,341	$(544)	$(38,436)	$(37,639)

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(8)	Accumulated Other Comprehensive Income/(Loss) (continued)

The following table provides the reclassifications out of AOCI by component for the three months ended March 31, 2014 and 2013:

Details about AOCI Components	Amounts Reclassified from AOCI for the three months ended March 31, 2014	Amounts Reclassified from AOCI for the three months ended March 31, 2013	Affected Line Item in the Consolidated Income Statement
Losses on cash flow hedge:
Interest rate swap	$(114)	$(107)	Interest expense, net
	40	38	Tax benefit
	$(74)	$(69)	Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(192)	$(292)	Selling, general and administrative expenses
Actuarial losses	(11)	(28)	Cost of goods sold
Prior service costs	(12)	(28)	Selling, general and administrative expenses
	(215)	(348)	Total before tax
	70	116	Tax benefit
	$(145)	$(232)	Net of tax

Total reclassification for the period	$(219)	$(301)

(9)	Stock Based Compensation

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for the stock options granted to employees during the three months ended March 31, 2014 and 2013 were $7.21 and $6.55, respectively.

For the three months ended March 31, 2014 and 2013, the Company recorded $554 and $408, respectively, in selling, general and administrative expenses for stock options.  As of March 31, 2014, the total compensation cost related to unvested stock options not yet recognized was $5,995.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.6 years.

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	2,229,969	$9.39
Granted	20,000	$17.66
Exercised	(139,000)	$9.47
Forfeited or expired	(18,550)	$6.99
Outstanding at March 31, 2014	2,092,419	$9.49
Exercisable at March 31, 2014	1,020,019	$6.51

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(9)	Stock Based Compensation (continued)

The aggregate intrinsic value for all stock options exercised for the three months ended March 31, 2014 and 2013 was $1,641 and $766, respectively.  The aggregate intrinsic values for all stock options outstanding and exercisable as of March 31, 2014 were $19,633 and $12,605, respectively.

The following table is a summary of the Company’s nonvested stock options:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at December 31, 2013	1,080,900	$6.50
Granted	20,000	$7.21
Vested during period	(22,500)	$3.32
Forfeited	(6,000)	$5.21
Nonvested at March 31, 2014	1,072,400	$6.59

For the three months ended March 31, 2014 and 2013, the Company recorded $0 and $22, respectively, in selling, general and administrative expenses for restricted stock awards.  As of March 31, 2014, there were no restricted stock units outstanding.

The Company granted equity-settled performance shares (“PS”) to certain executives.  PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the revenue and EBITDA growth of the members of a specified peer group of companies over a three year period.  For the three months ended March 31, 2014 and 2013, the Company recorded $360 and $63, respectively, in selling, general and administrative expenses related to these PS awards.

The Company granted cash-settled performance share units (“PSU”) to certain executives.  PSU awards provide the recipient the right to receive the cash value of a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the revenue and EBITDA growth of the members of a specified peer group of companies over a three year period.  For the three months ended March 31, 2014 and 2013, the Company recorded $193 and $541, respectively, in selling, general and administrative expenses for PSU awards.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(10)	Retirement Plans

Domestic Pension Plan

The components of net periodic benefit cost for the Company’s domestic plan (which was frozen in 2007) for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended
	March 31,
	2014	2013

Components of net periodic benefit cost
Interest cost	$828	$764
Expected return on plan assets	(1,039)	(956)
Recognized actuarial loss	130	234

Net periodic benefit cost	$(81)	$42

The Company’s Supplemental Executive Retirement Plan (which was frozen in 2007) is non-qualified and unfunded.  Net periodic benefit costs for the three months ended March 31, 2014 and 2013 were $55 and $54, respectively.

International Pension Plan

The components of net periodic benefit cost for the Company’s international plan for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended
	March 31,
	2014	2013

Components of net periodic benefit cost
Service cost	$178	$188
Interest cost	234	166
Recognized actuarial loss	40	72
Amortization of prior service benefit	(2)	(2)

Net periodic benefit cost	$450	$424

(11)	Contingencies

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.  The Company continually assesses known facts and circumstances as they pertain to applicable legal and environmental matters and evaluates the need for reserves and disclosures as deemed necessary based on these facts and circumstances.  These matters, either individually or in the aggregate, could result in actual costs that are significantly higher than the Company’s current assessment and could have a material adverse effect on the Company's operating results and cash flows in future reporting periods.  While these matters could have a material adverse effect on the Company’s financial condition, based upon past experience, the Company believes that payments significantly in excess of current reserves, if required, would be made over an extended number of years.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(11)	Contingencies (continued)

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

It is the Company’s policy to record appropriate liabilities for environmental matters where remedial efforts are probable and the costs can be reasonably estimated.  Such liabilities are based on the Company’s estimate of the undiscounted future costs required to complete the remedial work.  Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided against the Company.  The resolution of such matters often spans several years and frequently involves regulatory oversight or adjudication.  Additionally, many remediation requirements are fluid and are likely to be affected by future technological, site and regulatory developments.  Consequently, the ultimate liability with respect to such matters, as well as the timing of cash disbursements is uncertain.

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites.  These reserves were $10,205 and $10,881 at March 31, 2014 and December 31, 2013, respectively.  The decrease in the reserve includes payments of $942 and the impact of currency translation of $17 partially offset by adjustments to reserves of $283.  The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

CasChem

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company intends to continue implementing a sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs.  As of March 31, 2014, the Company’s reserve for the investigation of site conditions was $243.

Cosan

The Company is currently implementing a sampling and pilot program in Clifton, New Jersey pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs.  As of March 31, 2014, the Company’s reserve was $1,226.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(11)	Contingencies (continued)

Additionally, the Company is currently implementing a sampling and pilot program in Carlstadt, New Jersey pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs. As of March 31, 2014, the Company’s reserve was $1,106.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey.  These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek site. The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement (“Agreement”) and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with the other PRPs in the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs.  As of March 31, 2014, the Company’s reserve was $200 to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is ongoing and at this time it is too early to predict the extent of additional liabilities.

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986.  The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA.  The PRPs will continue implementing the ground water remediation at the site. As of March 31, 2014, the Company’s reserve was $322 to cover remaining ground water remediation and long-term monitoring.

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

In October 2013, the NYSDEC sent the Company, Pfizer, ELT and the immediately preceding owner Vertellus Specialties Holdings (“Vertellus”) an enforcement letter demanding that the Company and Pfizer submit a work plan for the further study and remediation of certain areas of the Harriman site, including the evaluation of certain remedies that the Company has contended are not required by the 1997 ROD.  In December 2013, the Company, Pfizer and the NYSDEC entered into a federal court stipulation, which the court subsequently endorsed as a court order, withdrawing the October 2013 enforcement letter as it relates to the Company and Pfizer, and resolving certain disputes about the scope of their obligations under the Consent Decree and the 1997 ROD.  Pursuant to the court order, the Company and Pfizer are required to carry out an environmental investigation and study of certain areas of the Harriman Site.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(11)	Contingencies (continued)

No final remedy for the site has been determined, which will follow further investigation and discussions with the NYSDEC.  The Company estimated the range for its share of the liability at the site to be between $2,000 and $7,000.  As of March 31, 2014, the Company’s reserve was $3,690.  At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by NYSDEC.

The Company intends to enforce all of its contractual rights to recover costs and for indemnification under a 2007 settlement agreement, and has filed such claims in an arbitration proceeding against ELT and Vertellus. ELT has filed counterclaims for contractual indemnification and for breach of the settlement agreement against the Company.  Currently, the arbitration proceeding is stayed indefinitely.

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary.  The PRPs are in the process of implementing a final remedy at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). For over a decade, the remediation has been funded by de minimus settlements and by the insurers of the SCP Superfund site’s owners and operators.  However, due to an unexpected increase in remediation costs at the site and costs related to SCP’s involvement in the Berry’s Creek investigation, the PRP group approved the assessment of an additional cash contribution by the PRP group.  While the Company continues to dispute the methodology used by the PRP group to arrive at its allocation for the cash contribution, the Company has paid the recent funding requests.  A final allocation of SCP Site costs is expected to be developed during 2014.  As of March 31, 2014, the Company’s reserve was $1,039, of which approximately $737 is expected to be covered by insurance.

Newark Bay Complex Litigation

Two subsidiaries of the Company have been named along with several hundred third-party defendants in a third-party complaint filed in February 2009, by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”).  The original plaintiffs include the NJDEP, the Commissioner of the NJDEP and the Administrator of the New Jersey Spill Compensation Fund, which originally filed suit in 2005 against Maxus, Tierra and other defendants seeking recovery of cleanup and removal costs for alleged discharges of dioxin and other hazardous substances into the Passaic River, Newark Bay, Hackensack River, Arthur Kill, Kill Van Kull and adjacent waters (the “Newark Bay Complex”).  Maxus and Tierra are now seeking contributions from third-party defendants, including subsidiaries of the Company, for cleanup and removal costs for which each may be held liable in the primary lawsuit. Maxus and Tierra also seek recovery for cleanup and removal costs that each has incurred or will incur relating to the Newark Bay Complex.  The Company has entered into a settlement agreement with the original plaintiffs, which was approved by the trial judge and the Appellate Division in March 2014. The settlement resolves any claims that the original plaintiffs have against the Company and will require Maxus and Tierra to re-file their claims against the Company in federal court.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(11)	Contingencies (continued)

The Company is involved in other related and unrelated environmental matters where the range of liability is not reasonably estimable at this time and it is not foreseeable when information will become available to provide a basis for adjusting or recording a reserve, should a reserve ultimately be required.

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

CAMBREX CORPORATION AND SUBSIDIARIES
(in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following summarizes the Company’s performance for the first quarter of 2014:

•	Sales decreased 11.2% on a reported basis compared to the first quarter of 2013. Sales, excluding currency impact, decreased 11.9%.
•	Gross margins decreased on a reported basis to 25.0% from 33.2% in the first quarter of 2013.
•	Debt, net of cash, decreased $18,285 primarily due to collections of accounts receivable.

Results of Operations

Comparison of First Quarter 2014 versus First Quarter 2013

Gross sales in the first quarter of 2014 of $66,192 were $8,389 or 11.2% lower than the first quarter of 2013. Excluding a 0.7% favorable impact of foreign exchange compared to the first quarter of 2013, the sales decrease of 11.9% reflects lower sales volume (9.3%) and lower pricing (2.6%).  Due primarily to the timing of orders, sales of certain branded active pharmaceutical ingredients (“APIs”), generic APIs and custom development products were lower during the quarter partially offset by higher sales of controlled substances and products utilizing the Company’s drug delivery technology.

The following table reflects sales by geographic area for the first quarters of 2014 and 2013:

	First quarter
	2014	2013

Europe	$31,812	$45,207
North America	28,908	25,564
Asia	3,579	2,510
Other	1,893	1,300
Total gross sales	$66,192	$74,581

Gross margins in the first quarter of 2014 decreased to 25.0% from 33.2% in the first quarter of 2013.  Foreign currency negatively impacted margins 0.3% in first quarter of 2014.  This decrease was primarily due to lower production volumes and lower pricing, partially offset by a favorable mix of products. Gross profit in the first quarter of 2014 was $16,578 compared to $24,749 in the same period last year.

Selling, general and administrative (“SG&A”) expenses of $11,633 in the first quarter of 2014 increased compared to $11,104 in the first quarter of 2013.  The increase is mainly due to higher personnel expenses as a result of increased headcount in the Company’s sales and marketing department. SG&A as a percentage of gross sales was 17.6% and 14.9% in the first quarters of 2014 and 2013, respectively.

Research and development (“R&D”) expenses of $2,475 were 3.7% of gross sales in first quarter of 2014, compared to $2,194 or 2.9% of gross sales in the first quarter of 2013. The increase is primarily related to increased personnel costs.

Results of Operations (continued)

Comparison of First Quarter 2014 versus First Quarter 2013 (continued)

Operating profit in the first quarter of 2014 was $2,470 compared to $16,131 in the first quarter of 2013.  The decrease in operating profit is due to the gain on sale of an office building in the first quarter of 2013 of $4,680, lower gross profit and higher operating expenses as described above.

Net interest expense was $522 in the first quarter of 2014 compared to $495 in the first quarter of 2013. The average interest rate on debt was 2.4% in the first quarter of 2014 versus 2.5% in the first quarter of 2013.

Equity in losses of partially-owned affiliates was $346 and $481 in the first quarters of 2014 and 2013, respectively. The Company’s portion of Zenara’s loss for the first quarters of 2014 and 2013 was $346 and $438, respectively.  These amounts include amortization expense of $208 and $238 for the first quarters of 2014 and 2013, respectively. Results for the first quarter of 2013 include a loss of $43 related to the Company’s European joint venture.

            The tax provision from continuing operations in the first quarter of 2014 was $454 compared to $3,762 in the first quarter of 2013.  The effective tax rate in the first quarter of 2014 was 28.0% compared to 24.8% in the first quarter of 2013.  The effective tax rate for the first quarter of 2013 includes a benefit due to changes in tax laws of approximately $1,300 and the impact of the sale of an office building.  The effective tax rate for the first quarter of 2014 includes a benefit of $198 for a partial reversal of a deferred tax valuation allowance against domestic federal foreign tax credits due to an increase in forecasted new business for 2014 in an amount and type that should allow utilization of these foreign tax credits.  The Company expects to reduce the valuation allowance against foreign tax credits by approximately $5,000 throughout the year due to this forecasted new business for 2014.  It is possible that further new business for 2014 may materialize later in the year that would cause the Company to further reduce the full year valuation allowance against foreign tax credits by up to an additional $2,000.  The Company continues to assess the need for a valuation allowance against a portion of its remaining foreign tax credits.  It is possible that new customer business or other changes in the amount or type of future U.S. income could result in the release in future periods of some portion of additional domestic valuation allowance attributable to these remaining foreign tax credits before they expire. The Company has approximately $14,000 and $13,000 of foreign tax credits expiring in 2015 and 2016, respectively.

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued formal assessments against the subsidiary.  In 2010, the Company filed to litigate the matter.  Although the Company has had several favorable rulings in the courts, they have been appealed or are subject to appeal.  For the first quarter of 2014, the Company increased its reserve for unrecognized tax benefits for this matter by $39, including ($2) of foreign currency translation. Any ruling reached by any of the courts may be subject to further appeals, and as such the final date of resolution of this matter is uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $6,500, including penalties and interest.  If the court rules against the Company in subsequent court proceedings, a payment for the amount of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

Income from continuing operations in the first quarter of 2014 was $1,166, or $0.04 per diluted share, versus $11,425, or $0.37 per diluted share in the same period a year ago.

Liquidity and Capital Resources

During the first three months of 2014, cash provided by operations was $24,582 versus $14,592 in the same period a year ago.  This increase was primarily due to collections of accounts receivables related to sales that occurred late in 2013.

Cash flows in the first three months of 2014 related to capital expenditures were $7,586 compared to $16,521 in 2013.  Funds used in the first three months of 2014 were mainly used for capital improvements to existing facilities and to increase production capacity.  The majority of the funds in 2013 were used for expansion of the Company’s large scale manufacturing capacity to support expected growth.

Cash flows used in financing activities in the first three months of 2014 were $17,934 compared to $9,317 provided by financing activities the same period a year ago.  The cash outflows in 2014 were used mainly to pay down the Company’s debt.  Net borrowings under the Company’s credit facility in 2013 were primarily used to fund the Company’s short term working capital needs and capital projects to expand manufacturing capacity.

The Company believes that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company for the foreseeable future.

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, increased environmental remediation, returns on assets within the Company’s domestic pension plans, as well as other factors. See the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2013 for further explanation of factors that may negatively impact the Company’s cash flows.

Any change in the current status of these factors could adversely impact the Company’s ability to fund operating cash flow requirements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first three months of 2014.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first three months of 2014.  For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Income Statements for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/Gregory P. Sargen
Gregory P. Sargen
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as the
Registrant's Principal Financial Officer)

Dated:  May 2, 2014