Form 10-Q
period 2014-06-30
CAMBREX CORP
filed 2014-08-01
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 30,679,915 shares outstanding of the registrant’s Common Stock, $.10 par value.

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,450	$22,745
Trade receivables, net	69,751	71,276
Other receivables	11,551	12,943
Inventories, net	103,006	89,965
Prepaid expenses and other current assets	9,224	5,631
Total current assets	212,982	202,560

Property, plant and equipment, net	170,164	171,966
Goodwill	47,811	38,670
Intangible assets, net	8,566	4,011
Investments in and advances to partially-owned affiliates	787	13,364
Deferred income taxes	30,102	19,799
Other non-current assets	5,658	7,667

Total assets	$476,070	$458,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,490	$29,052
Deferred revenue	22,131	20,121
Accrued expenses and other current liabilities	47,501	48,098
Total current liabilities	98,122	97,271

Long-term debt	74,000	79,250
Deferred income taxes	13,353	12,835
Accrued pension benefits	37,614	40,123
Other non-current liabilities	17,444	18,338
Total liabilities	240,533	247,817

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 32,437,445 and 32,240,795 shares at respective dates	3,243	3,223
Additional paid-in capital	113,495	109,765
Retained earnings	151,827	131,178
Treasury stock, at cost, 1,757,530 and 1,757,530 shares at respective dates	(14,984)	(14,984)
Accumulated other comprehensive loss	(18,044)	(18,962)

Total stockholders' equity	235,537	210,220

Total liabilities and stockholders' equity	$476,070	$458,037

 See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Income Statements
 (unaudited – in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Gross sales	$97,972	$61,628	$164,164	$136,209
Commissions, allowances and rebates	625	65	1,174	228

Net sales	97,347	61,563	162,990	135,981

Other revenue	546	1,240	1,008	1,707

Net revenues	97,893	62,803	163,998	137,688

Cost of goods sold	64,478	43,552	114,005	93,688

Gross profit	33,415	19,251	49,993	44,000

Operating expenses:
Selling, general and administrative expenses	14,560	10,622	26,193	21,726
Research and development expenses	3,631	2,765	6,106	4,959
Total operating expenses	18,191	13,387	32,299	26,685

Gain on sale of asset	-	-	-	4,680

Operating profit	15,224	5,864	17,694	21,995

Other expenses/(income):
Interest expense, net	543	488	1,065	983
Other (income)/expense, net	(3)	38	(21)	6
Equity in losses of partially-owned affiliates	4,272	668	4,618	1,149

Income before income taxes	10,412	4,670	12,032	19,857

(Benefit)/provision for income taxes	(9,415)	1,534	(8,961)	5,296

Income from continuing operations	19,827	3,136	20,993	14,561

Loss from discontinued operations, net of tax	(160)	(862)	(344)	(1,119)

Net income	$19,667	$2,274	$20,649	$13,442

Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.65	$0.10	$0.69	$0.48
Loss from discontinued operations, net of tax	$(0.01)	$(0.03)	$(0.02)	$(0.03)
Net income	$0.64	$0.07	$0.67	$0.45

Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.63	$0.10	$0.67	$0.47
Loss from discontinued operations, net of tax	$0.00	$(0.03)	$(0.01)	$(0.03)
Net income	$0.63	$0.07	$0.66	$0.44

Weighted average shares outstanding:
Basic	30,647	30,089	30,596	30,029
Effect of dilutive stock based compensation	781	867	802	841
Diluted	31,428	30,956	31,398	30,870

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net income	$19,667	$2,274	$20,649	$13,442

Other comprehensive income/(loss):

Foreign currency translation adjustments	885	952	562	(2,884)

Interest rate swap agreement, net of tax of $21, $74, $35 and $105 at respective dates	39	139	66	195

Pension plan amortization of net actuarial loss and prior service cost, net of tax of $70, $115, $140 and $231 at respective dates	145	232	290	464

Comprehensive income	$20,736	$3,597	$21,567	$11,217

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (unaudited – in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$20,649	$13,442
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	11,849	10,886
Non-cash deferred revenue	(598)	(10,539)
Gain on sale of assets	(4)	(4,137)
Increase in inventory reserve	2,691	951
Stock based compensation included in net income	1,948	1,242
Deferred income tax provision	(10,838)	914
Losses in partially-owned affiliates	4,618	1,149
Other	614	507
Changes in assets and liabilities:
Trade receivables	2,911	(290)
Inventories	(16,462)	(27,637)
Prepaid expenses and other current assets	(3,669)	(1,494)
Accounts payable and other current liabilities	1,429	8,284
Deferred revenue	1,631	10,335
Other non-current assets and liabilities	(3,127)	3,027
Discontinued operations:
Net cash used in discontinued operations	(1,112)	(461)
Net cash provided by operating activities	12,530	6,179

Cash flows from investing activities:
Capital expenditures	(9,439)	(35,375)
Proceeds from sale of assets	1,279	1,909
Acquisition of business, net of cash acquired	(2,426)	-
Advances to partially-owned affiliates	(1,404)	(441)
Net cash used in investing activities	(11,990)	(33,907)

Cash flows from financing activities:
Long-term debt activity:
Borrowings	18,750	37,500
Repayments	(24,000)	(14,500)
Proceeds from stock options exercised	1,718	1,428
Other	-	(302)
Net cash (used in)/provided by financing activities	(3,532)	24,126

Effect of exchange rate changes on cash and cash equivalents	(303)	(402)

Net decrease in cash and cash equivalents	(3,295)	(4,004)

Cash and cash equivalents at beginning of period	22,745	23,551

Cash and cash equivalents at end of period	$19,450	$19,547

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

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results expected for the full year.

For all periods presented, discontinued operations primarily relate to expenses for environmental remediation at sites of divested businesses.

Certain reclassifications have been made to prior year amounts to conform with current year presentation.

(2)	Impact of Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results should be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This update is effective in the first quarter of 2015. This pronouncement will not have an impact on the Company’s financial position or results of operations.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(3)	Acquisition

On May 23, 2014, the Company purchased the remaining 49% interest in Zenara.  The Company negotiated an accelerated purchase of the business, which was contractually required to be completed in 2016 at a price determined by the financial performance of the Zenara business.  The purchase price negotiated for the 49% was $2,680.  Management believed it was economically beneficial to take control of the business at this time to accelerate the execution of the Company’s strategy for the business.  The Company recorded $655 for the identifiable net liabilities of Zenara at fair market value, intangible assets of $4,900, a deferred tax liability related to the intangible asset of $1,666 and goodwill of $9,715.  These amounts are estimates and are subject to change upon the finalization of the valuation of Zenara.  The Company incurred acquisition related costs of $310 and $451 for the three and six months ended June 30, 2014, respectively.  These costs were expensed and included in Selling, general and administrative expenses in the Company’s income statement. Refer to Note 6 for further disclosures.

(4)	Net Inventories

Inventories are determined on a first-in, first-out basis and stated at the lower of cost or market.

Net inventories at June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014	December 31, 2013

Finished goods	$27,433	$29,797
Work in process	43,949	31,990
Raw materials	26,025	22,580
Supplies	5,599	5,598
Total	$103,006	$89,965

(5)	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2014, is as follows:

Balance as of December 31, 2013	$38,670
Acquisition of business	9,715
Translation effect	(574)
Balance as of June 30, 2014	$47,811

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(5)	Goodwill and Intangible Assets (continued)

Acquired intangible assets, which are amortized, consist of the following:

		As of June 30, 2014
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	10 - 20 years	$8,916	$(922)	$7,994
Customer-related intangibles	10 - 15 years	806	(234)	572
		$9,722	$(1,156)	$8,566

		As of December 31, 2013
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology-based intangibles	20 years	$4,192	$(786)	$3,406
Customer-related intangibles	10 - 15 years	814	(209)	605
		$5,006	$(995)	$4,011

The change in the gross carrying amount is related to the acquisition of the remaining 49% of Zenara and the impact of foreign currency translation.  The acquisition resulted in the recognition of technology- based intangibles of $4,900 in the second quarter of 2014.

Amortization expense was $106 and $172 for the three and six months ended June 30, 2014, respectively.  Amortization expense was $63 and $127 for the three and six months ended June 30, 2013, respectively.

Amortization expense related to current intangible assets is expected to be approximately $542 for 2014 and $741 for each of the next four years.

(6)	Partially-Owned Affiliates

On May 23, 2014, the Company negotiated an accelerated purchase of Zenara, which was contractually required to be completed in 2016 at a price determined by the financial performance of the business.  The purchase price negotiated for the remaining 49% was $2,680.  Management believed it was economically beneficial to take control of this business at this time to accelerate the execution of the Company’s strategy for this business. The Company incurred acquisition related costs of $310 and $451 for the three and six months ended June 30, 2014, respectively.

The Company was required to perform a fair market value assessment immediately before acquisition of its existing 51% ownership interest.  This resulted in the recognition of a gain of $278 using a discounted cash flow model with inputs developed by Company management.  The Company also recorded an expense of $4,400 representing the release of foreign currency translation adjustments previously recorded in “other comprehensive income” that are now required to be recorded to the income statement as a result of the removal of the investment in partially-owned affiliate due to the full consolidation of Zenara as of the acquisition date.  The net amount of these items totaled a loss of $4,122 and is recorded in “Equity in losses of partially-owned affiliates” on the Company’s income statement for the three and six months ended June 30, 2014.  The Company advanced $1,282 to Zenara through the purchase date of the remaining 49%.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(6)	Partially-Owned Affiliates (continued)

The Company recorded a loss of $112 and $458 for the three and six months ended June 30, 2014, respectively, related to Zenara and reflects activity through the date the remaining 49% was purchased.  These amounts include amortization expense of $125 and $333, for the three and six months ended June 30, 2014, respectively. The Company recorded a loss of $537 and $975 for the three and six months ended June 30, 2013, respectively.  These amounts include amortization expense of $230 and $468, for the three and six months ended June 30, 2013, respectively.

Zenara’s results from the purchase date through June 30, 2014 are reflected in the consolidated financial statements of the Company and were not material.

Prior to May 23, 2014, partially-owned affiliates consisted primarily of the Company’s 51% equity interest in Zenara, and two smaller joint ventures located in Europe and Brazil.  The Company’s financial statements reflect its share of Zenara results through the date the Company purchased the remaining 49% interest at which time Zenara became a wholly-owned subsidiary of the Company and included in the consolidated financial statements.  Investments in and advances to partially-owned affiliates also includes a loss of $38 for the three and six months ended June 30, 2014, related to investments in European and Brazilian joint ventures. The Company recorded a loss of $131 and $174 for the three and six months ended June 30, 2013, respectively, related to its European joint venture.  In the first six months of 2014 and 2013, the Company advanced $122 and $141 to a European joint venture, respectively.

(7)	Income Taxes

The provision for income taxes for the three and six months ended June 30, 2014 was a benefit of $9,415 and $8,961, respectively.  For the three and six months ended June 30, 2014, the effective tax rate includes benefits of $14,161 and $14,359, respectively, for a partial reversal of a deferred tax valuation allowance against domestic federal foreign tax credits.  Excluding the benefit related to the reversal of the deferred tax valuation allowance and the loss on the Zenara transaction of $4,122 included within Income before income taxes, the effective tax rates were 32.7% and 33.4% for the three and six months ended June 30, 2014, respectively.  During the second quarter of 2014, the Company received updated customer projections that impact current and future year’s income in an amount and type that support increased utilization of certain foreign tax credits.  Accordingly, during the second quarter of 2014, the Company reduced the valuation allowance against foreign tax credits by $13,041 due to the expected impact in future years of these updated customer projections.  Additionally, approximately $3,000 of valuation allowance will be released throughout the remainder of the current year due to these updated customer projections, after which approximately $10,000 of valuation allowance will remain against foreign tax credits.  The Company continues to assess the need for a valuation allowance against a portion of its remaining foreign tax credits. It is possible that new customer business or other changes in the amount or type of future U.S. income could result in the release in future periods of some portion of additional domestic valuation allowance attributable to these remaining foreign tax credits before they expire, or the establishment of a reserve against certain foreign tax credits for which the Company has no current reserves.  The Company has approximately $14,000, $13,000 and $4,000 of foreign tax credits expiring in 2015, 2016 and 2018 respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(7)	Income Taxes (continued)

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued formal assessments against the subsidiary.  In 2010, the Company filed to litigate the matter.  Although the Company has had several favorable rulings in the courts, they have been appealed or are subject to appeal.  For the three months ended June 30, 2014, the Company increased its reserve for unrecognized tax benefits for this matter by $116 including $61 of foreign currency translation.  Any ruling reached by any of the courts may be subject to further appeals, and as such the final date of resolution of this matter is uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $6,600, including penalties and interest.  If the court rules against the Company in subsequent court proceedings, a payment for the amount of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

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

For derivatives that are not designated for hedge accounting treatment, changes in the fair value are immediately recognized in earnings. This treatment has the potential to increase volatility of the Company’s earnings.

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

None of the foreign currency forward contracts entered into during the six months ended June 30, 2014 were designated for hedge accounting treatment.  There were no foreign currency forward contracts entered into or outstanding at June 30, 2013.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(8)	Derivatives and Hedging Activities (continued)

The fair value of the Company’s foreign exchange forward contracts was a loss of $442 at June 30, 2014 and is recorded in “Accrued expenses and other current liabilities” and “Other revenue.”

The notional amounts of the Company’s foreign exchange forward contracts were $18,431 at June 30, 2014.  There were no foreign currency forward contracts outstanding at December 31, 2013. The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

 Interest Rate Swap

The Company entered into an interest rate swap in March 2012 to reduce the impact of changes in interest rates on its floating rate debt through September 2015.  The swap is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount.

The swap contract outstanding at June 30, 2014 has been designated as a cash flow hedge and, accordingly, changes in the fair value of this derivative are not recorded in earnings but are recorded each period in AOCI and reclassified into earnings as interest expense in the same period during which the hedged transaction affects earnings.  The ineffective portion of all hedges is recognized in earnings and has been immaterial to the Company's financial results.

As of June 30, 2014, the interest rate swap had a notional value of $60,000, at a fixed rate of 0.92%.  The fair value of this swap is based on quoted market prices and was in a loss position of $515 and $616 at June 30, 2014 and December 31, 2013, respectively.  This loss is reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities.”

Assuming current market conditions continue, a loss of $441 is expected to be reclassed out of AOCI into earnings within the next twelve months.

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(9)	Fair Value Measurements (continued)

The following tables provide the assets and liabilities carried at fair value, measured on a recurring basis, as of June 30, 2014 and December 31, 2013:

		Fair Value Measurements at June 30, 2014 using:
Description	Total	Level 1	Level 2	Level 3
Foreign currency forwards, liabilities	$(442)	$-	$(442)	$-
Interest rate swap, liabilities	$(515)	-	(515)	-
Total	$(957)	$-	$(957)	$-

		Fair Value Measurements at December 31, 2013 using:
Description	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(616)	$-	$(616)	$-
Total	$(616)	$-	$(616)	$-

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

Based on these inputs, the Company’s interest rate swap and foreign currency forward contracts are classified within Level 2 of the valuation hierarchy.

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(10)	Accumulated Other Comprehensive Income/(Loss)

The following table provides the changes in AOCI by component, net of tax, for the three months ended June 30, 2014 and 2013:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of March 31, 2014	$9,667	$(369)	$(28,411)	$(19,113)
Other comprehensive loss before reclassifications	(3,515)	(36)	-	(3,551)
Amounts reclassified from accumulated other comprehensive loss	4,400	75	145	4,620

Net current-period other comprehensive income	885	39	145	1,069
Balance as of June 30, 2014	$10,552	$(330)	$(28,266)	$(18,044)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of March 31, 2013	$1,341	$(544)	$(38,436)	$(37,639)
Other comprehensive income before reclassifications	952	68	-	1,020
Amounts reclassified from accumulated other comprehensive loss	-	71	232	303

Net current-period other comprehensive income	952	139	232	1,323
Balance as of June 30, 2013	$2,293	$(405)	$(38,204)	$(36,316)

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(10)	Accumulated Other Comprehensive Income/(Loss) (continued)

The following table provides the changes in AOCI by component, net of tax, for the six months ended June 30, 2014 and 2013:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2013	$9,990	$(396)	$(28,556)	$(18,962)
Other comprehensive loss before reclassifications	(3,838)	(83)	-	(3,921)
Amounts reclassified from accumulated other comprehensive loss	4,400	149	290	4,839

Net current-period other comprehensive income	562	66	290	918
Balance as of June 30, 2014	$10,552	$(330)	$(28,266)	$(18,044)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2012	$5,177	$(600)	$(38,668)	$(34,091)
Other comprehensive (loss)/income before reclassifications	(2,884)	55	-	(2,829)
Amounts reclassified from accumulated other comprehensive loss	-	140	464	604

Net current-period other comprehensive (loss)/income	(2,884)	195	464	(2,225)
Balance as of June 30, 2013	$2,293	$(405)	$(38,204)	$(36,316)

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(10)	Accumulated Other Comprehensive Income/(Loss) (continued)

The following table provides the reclassifications out of AOCI by component for the three and six months ended June 30, 2014 and 2013:

Details about AOCI Components	Amounts Reclassified from AOCI for the three months ended June 30, 2014	Amounts Reclassified from AOCI for the six months ended June 30, 2014	Affected Line Item in the Consolidated Income Statement
Losses on cash flow hedge:
Interest rate swap	$(116)	$(230)	Interest expense, net
	41	81	Tax benefit
	$(75)	$(149)	Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(189)	$(381)	Selling, general and administrative expenses
Actuarial losses	(13)	(24)	Cost of goods sold
Prior service costs	(13)	(25)	Selling, general and administrative expenses
	(215)	(430)	Total before tax
	70	140	Tax benefit
	$(145)	$(290)	Net of tax

Foreign currency translation adjustment:
Release of currency translation adjustment	$(4,400)	$(4,400)	Equity in losses of partially-owned affiliates
	-	-	Tax benefit
	$(4,400)	$(4,400)	Net of tax

Total reclassification for the period	$(4,620)	$(4,839)

Details about AOCI Components	Amounts Reclassified from AOCI for the three months ended June 30, 2013	Amounts Reclassified from AOCI for the six months ended June 30, 2013	Affected Line Item in the Consolidated Income Statement

Losses on cash flow hedge:
Interest rate swap	$(109)	$(216)	Interest expense, net
	38	76	Tax benefit
	$(71)	$(140)	Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(306)	$(613)	Selling, general and administrative expenses
Actuarial losses	(29)	(58)	Cost of goods sold
Prior service costs	(12)	(24)	Selling, general and administrative expenses
	(347)	(695)	Total before tax
	115	231	Tax benefit
	$(232)	$(464)	Net of tax

Total reclassification for the period	$(303)	$(604)

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(11)	Stock Based Compensation

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for the stock options granted to employees during the three and six months ended June 30, 2014 were $6.11 and $6.49, respectively.  The weighted-average fair value per share for the stock options granted to employees during the three and six months ended June 30, 2013 were $5.43 and $5.53, respectively.

For the three months ended June 30, 2014 and 2013, the Company recorded $595 and $517, respectively, in selling, general and administrative expenses for stock options.  For the six months ended June 30, 2014 and 2013, the Company recorded $1,149 and $925, respectively, in selling, general and administrative expenses for stock options.  As of June 30, 2014, the total compensation cost related to unvested stock options not yet recognized was $5,502.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.4 years.

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	2,229,969	$9.39
Granted	20,000	$17.66
Exercised	(139,000)	$9.47
Forfeited or expired	(18,550)	$6.99
Outstanding at March 31, 2014	2,092,419	$9.49
Granted	38,788	$21.69
Exercised	(57,650)	$6.98
Forfeited or expired	(18,900)	$13.41
Outstanding at June 30, 2014	2,054,657	$9.76
Exercisable at June 30, 2014	1,028,619	$6.44

The aggregate intrinsic value for all stock options exercised for the three and six months ended June 30, 2014 was $766 and $2,407, respectively.  The aggregate intrinsic value for all stock options exercised for the three and six months ended June 30, 2013 was $1,123 and $1,889, respectively.  The aggregate intrinsic values for all stock options outstanding and exercisable as of June 30, 2014 were $22,526 and $14,665, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(11)	Stock Based Compensation (continued)

The following table is a summary of the Company’s nonvested stock options and restricted stock:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2013	1,080,900	$6.50	-	$-
Granted	20,000	$7.21	-	$-
Vested during period	(22,500)	$3.32	-	$-
Forfeited	(6,000)	$5.21	-	$-
Nonvested at March 31, 2014	1,072,400	$6.59	-	$-
Granted	38,788	$6.11	18,906	$20.90
Vested during period	(66,250)	$3.28	-	$-
Forfeited	(18,900)	$7.13	-	$-
Nonvested at June 30, 2014	1,026,038	$6.77	18,906	$20.90

For the three months ended June 30, 2014 and 2013, the Company recorded $124 and $139, respectively, in selling, general and administrative expenses for restricted stock awards.  For the six months ended June 30, 2014 and 2013, the Company recorded $124 and $161, respectively, in selling, general and administrative expenses for restricted stock awards.  As of June 30, 2014, the total compensation cost related to unvested restricted stock not yet recognized was $271. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.3 years.

The Company granted equity-settled performance shares (“PS”) to certain executives.  PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the revenue and EBITDA growth of the members of a specified peer group of companies over a three year period.  For the three months ended June 30, 2014 and 2013, the Company recorded $315 and $93, respectively, in selling, general and administrative expenses related to these PS awards.  For the six months ended June 30, 2014 and 2013, the Company recorded $675 and $156, respectively, in selling, general and administrative expenses related to these PS awards.

The Company granted cash-settled performance share units (“PSU”) to certain executives.  PSU awards provide the recipient the right to receive the cash value of a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the revenue and EBITDA growth of the members of a specified peer group of companies over a three year period.  For the three months ended June 30, 2014 and 2013, the Company recorded $418 and $320, respectively, in selling, general and administrative expenses for PSU awards.  For the six months ended June 30, 2014 and 2013, the Company recorded $611 and $861, respectively, in selling, general and administrative expenses for PSU awards.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(12)	Retirement Plans

Domestic Pension Plan

The components of net periodic (income)/cost for the Company’s domestic plan (which was frozen in 2007) for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Components of net periodic benefit cost
Interest cost	$828	$765	$1,656	$1,529
Expected return on plan assets	(1,039)	(958)	(2,078)	(1,914)
Recognized actuarial loss	130	235	260	469

Net periodic (income)/cost	$(81)	$42	$(162)	$84

The Company’s Supplemental Executive Retirement Plan (which was frozen in 2007) is non-qualified and unfunded.  Net periodic benefit costs for both the three months ended June 30, 2014 and 2013 was $55.  Net periodic benefit costs for the six months ended June 30, 2014 and 2013 were $110 and $109, respectively.

International Pension Plan

The components of net periodic benefit cost for the Company’s international plan for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Components of net periodic benefit cost
Service cost	$175	$185	$353	$373
Interest cost	230	163	464	329
Recognized actuarial loss	39	70	79	142
Amortization of prior service benefit	(2)	(2)	(4)	(4)

Net periodic benefit cost	$442	$416	$892	$840

(13)	Contingencies

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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. These reserves were $9,996 and $10,881 at June 30, 2014 and December 31, 2013, respectively. The decrease in the reserve includes payments of $1,279 and the impact of currency translation of $66 partially offset by adjustments to reserves of $460. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

CasChem

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company intends to continue implementing a sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs.  As of June 30, 2014, the Company’s reserve for the investigation of site conditions was $238.

Cosan

The Company has implemented a sampling and pilot program in Clifton, New Jersey pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs.  As of June 30, 2014, the Company’s reserve was $1,205.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(13)	Contingencies (continued)

Additionally, the Company has implemented a sampling and pilot program in Carlstadt, New Jersey pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs. As of June 30, 2014, the Company’s reserve was $1,090.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey.  These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek site. The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement (“Agreement”) and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with the other PRPs in the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs.  As of June 30, 2014, the Company’s reserve was $158 to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.  The investigation is ongoing and at this time it is too early to predict the extent of additional liabilities.

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986.  The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA.  The PRPs will continue implementing the ground water remediation at the site. As of June 30, 2014, the Company’s reserve was $322 to cover remaining ground water remediation and long-term monitoring.

Harriman Site

Subsidiaries of Cambrex and Pfizer are named as responsible parties for the Company’s former Harriman, New York production facility by the New York State Department of Environmental Conservation (“NYSDEC”).  A final ROD (“Record of Decision”) describing the Harriman site remediation responsibilities for Pfizer and the Company was issued in 1997 (the "1997 ROD") and incorporated into a federal court Consent Decree in 1998 (the “Consent Decree”).  Site clean-up work under the 1997 ROD is on-going and is being jointly performed by Pfizer and the Company, with NYSDEC oversight.  ELT Harriman, LLC ("ELT"), the current owner of the Harriman site, is conducting other investigation and remediation activities under a separate NYSDEC directive.

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(13)	Contingencies (continued)

No final remedy for the site has been determined, which will follow further investigation and discussions with the NYSDEC.  The Company estimated the range for its share of the liability at the site to be between $2,000 and $7,000.  As of June 30, 2014, the Company’s reserve was $3,690.  At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

The Company intends to enforce all of its contractual rights to recover costs and for indemnification under a 2007 settlement agreement, and has filed such claims in an arbitration proceeding against ELT and Vertellus. ELT has filed counterclaims, and has threatened to file additional counterclaims, for contractual indemnification and for breach of the settlement agreement against the Company.  Currently, the arbitration proceeding is stayed indefinitely.

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary.  The PRPs are in the process of implementing a final remedy at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). For over a decade, the remediation has been funded by de minimus settlements and by the insurers of the SCP Superfund site’s owners and operators.  However, due to an unexpected increase in remediation costs at the site and costs related to SCP’s involvement in the Berry’s Creek investigation, the PRP group approved the assessment of an additional cash contribution by the PRP group.  While the Company continues to dispute the methodology used by the PRP group to arrive at its allocation for the cash contribution, the Company has paid the recent funding requests.  A final allocation of SCP Site costs is expected to be developed during 2014-2015.  As of June 30, 2014, the Company’s reserve was $1,039, of which approximately $737 is expected to be covered by insurance.

Newark Bay Complex Litigation

Two subsidiaries of the Company have been named along with several hundred third-party defendants in a third-party complaint filed in February 2009, by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”). The original plaintiffs include the NJDEP, the Commissioner of the NJDEP and the Administrator of the New Jersey Spill Compensation Fund, which originally filed suit in 2005 against Maxus, Tierra and other defendants seeking recovery of cleanup and removal costs for alleged discharges of dioxin and other hazardous substances into the Passaic River, Newark Bay, Hackensack River, Arthur Kill, Kill Van Kull and adjacent waters (the “Newark Bay Complex”).  Maxus and Tierra sought contributions from third-party defendants, including subsidiaries of the Company, for cleanup and removal costs for which each may be held liable in the primary lawsuit. Maxus and Tierra also sought recovery for cleanup and removal costs that each has incurred or will incur relating to the Newark Bay Complex.  The Company has entered into a settlement agreement with the original plaintiffs, which was approved by the trial judge and the Appellate Division in March 2014. The settlement resolves any claims that the original plaintiffs have against the Company and will require Maxus and Tierra to re-file their claims against the Company in federal court.

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

CAMBREX CORPORATION AND SUBSIDIARIES
(in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following summarizes the Company’s performance for the second quarter of 2014:

•	Sales increased 59.0% on a reported basis compared to the second quarter of 2013. Sales, excluding currency impact, increased 58.0%.
•	Gross margins increased to 34.1% from 31.2% in the second quarter of 2013.
•	Debt, net of cash, increased $16,330 primarily due to the timing of accounts receivable collections.
•	The Company purchased the remaining 49% of Zenara Pharma (“Zenara”) for $2,680.
•	Provision for Income Taxes includes a benefit of $14.2 million due to the release of a valuation allowance against U.S. tax assets.

Results of Operations

Comparison of Second Quarter 2014 versus Second Quarter 2013

Gross sales in the second quarter of 2014 of $97,972 were $36,344 or 59.0% higher than the second quarter of 2013. Excluding a 1.0% favorable impact of foreign exchange compared to the second quarter of 2013, the sales increase of 58.0% reflects higher sales volume (59.8%) and lower pricing (1.8%).  All of the Company’s product categories were higher quarter over quarter with certain branded APIs, controlled substances and generic APIs driving most of the growth. Also contributing to the increase in sales is the inclusion of Zenara’s results in the Company’s consolidated financial statements subsequent to the purchase of the remaining shares in Zenara during the quarter. Zenara’s sales were $929 subsequent to the purchase.

The following table reflects sales by geographic area for the second quarters of 2014 and 2013:

	Second quarter
	2014	2013

Europe	$60,325	$39,265
North America	30,824	16,688
Asia	3,925	4,227
Other	2,898	1,448
Total gross sales	$97,972	$61,628

Gross margins in the second quarter of 2014 increased to 34.1% from 31.2% in the second quarter of 2013.  Foreign currency negatively impacted margins 0.6% in the second quarter of 2014.  This increase was primarily due to a favorable mix of products partially offset by lower pricing and higher production costs. Gross profit in the second quarter of 2014 was $33,415 compared to $19,251 in the same period last year.

Selling, general and administrative (“SG&A”) expenses of $14,560 in the second quarter of 2014 increased compared to $10,622 in the second quarter of 2013.  The increase is mainly due to higher personnel expenses (approximately $3,000) as well as higher spending on costs related to completing the transaction to purchase the remaining shares in Zenara (approximately $300) and expenses related to due diligence on various acquisition opportunities (approximately $600).  SG&A as a percentage of gross sales was 14.9% and 17.2% in the second quarters of 2014 and 2013, respectively.

Results of Operations (continued)

Comparison of Second Quarter 2014 versus Second Quarter 2013 (continued)

Research and development (“R&D”) expenses of $3,631 were 3.7% of gross sales in the second quarter of 2014, compared to $2,765 or 4.5% of gross sales in the second quarter of 2013. The increase is primarily related to increased personnel costs.

Operating profit in the second quarter of 2014 was $15,224 compared to $5,864 in the second quarter of 2013.  The increase in operating profit is due to higher gross profit partially offset by higher operating expenses as described above.

Net interest expense was $543 in the second quarter of 2014 compared to $488 in the second quarter of 2013. The average interest rate on debt was 2.4% in the second quarter of 2014 versus 2.3% in the second quarter of 2013.

Equity in losses of partially-owned affiliates, primarily representing Zenara’s results, was $4,272 and $668 in the second quarters of 2014 and 2013, respectively. The Company’s portion of Zenara’s loss, prior to the purchase of the remaining shares, for the second quarters of 2014 and 2013 was $112 and $537, respectively.  These amounts include amortization expense of $125 and $230 for the second quarters of 2014 and 2013, respectively. In addition, the second quarter of 2014 includes a loss of $4,122 related to the purchase of the remaining shares in Zenara. The second quarters of 2014 and 2013 also include a loss of $38 and $131, respectively, related to investments in European and Brazilian joint ventures.

The tax provision from continuing operations in the second quarter of 2014 was a benefit of $9,415 compared to expense of $1,534 in the second quarter of 2013.  The effective tax rate for the second quarter of 2013 includes a benefit due to changes in tax laws of approximately $1,300 and the impact of the sale of an office building.  The effective tax rate for the second quarter of 2014 includes a benefit of $14,161 for a partial reversal of a deferred tax valuation allowance against domestic federal foreign tax credits. Excluding the benefit related to the reversal of the deferred tax valuation allowance and the loss on the Zenara transaction of $4,122 included within Income before income taxes, the effective tax rate in the second quarter of 2014 was 32.7% compared to 32.8% in the second quarter of 2013. During the second quarter of 2014, the Company received updated customer projections that impact current and future year’s income in an amount and type that support increased utilization of certain foreign tax credits.  Accordingly, during the second quarter of 2014, the Company reduced the valuation allowance against foreign tax credits by $13,041 due to the expected impact in future years of these updated customer projections.  Additionally, approximately $3,000 of valuation allowance will be released throughout the remainder of the current year due to these updated customer projections, after which approximately $10,000 of valuation allowance will remain against foreign tax credits.  The Company continues to assess the need for a valuation allowance against a portion of its remaining foreign tax credits. It is possible that new customer business or other changes in the amount or type of future U.S. income could result in the release in future periods of some portion of additional domestic valuation allowance attributable to these remaining foreign tax credits before they expire, or the establishment of a reserve against certain foreign tax credits for which the Company has no current reserves.  The Company has approximately $14,000, $13,000 and $4,000 of foreign tax credits expiring in 2015, 2016 and 2018 respectively.

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued formal assessments against the subsidiary.  In 2010, the Company filed to litigate the matter.  Although the Company has had several favorable rulings in the courts, they have been appealed or are subject to appeal.  For the second quarter of 2014, the Company increased its reserve for unrecognized tax benefits for this matter by $116, including $61 of foreign currency translation. Any ruling reached by any of the courts may be subject to further appeals, and as such the final date of resolution of this matter is uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $6,600, including penalties and interest.  If the court rules against the Company in subsequent court proceedings, a payment for the amount of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

Results of Operations (continued)

Comparison of Second Quarter 2014 versus Second Quarter 2013 (continued)

Income from continuing operations in the second quarter of 2014 was $19,827, or $0.63 per diluted share, versus $3,136, or $0.10 per diluted share in the same period a year ago.

Comparison of First Six Months of 2014 versus First Six Months of 2013

Gross sales in the first six months of 2014 of $164,164 were $27,955 or 20.5% higher than the first six months of 2013. Excluding a 0.8% favorable impact of foreign exchange compared to the first six months of 2013, sales increased 19.7% primarily due to higher sales volume (21.4%) partially offset by lower pricing (1.7%).  The change is due to increases in all product categories with particularly strong demand for certain branded APIs and controlled substances.  Also contributing to the increase in sales is the inclusion of Zenara’s results in the Company’s consolidated financial statements subsequent to the purchase of the remaining shares in Zenara. Zenara’s sales were $929 subsequent to the purchase.

The following table reflects sales by geographic area for the first six months of 2014 and 2013:

	First six months
	2014	2013

Europe	$92,136	$84,472
North America	59,732	42,252
Asia	7,504	6,737
Other	4,792	2,748
Total gross sales	$164,164	$136,209

Gross margins in the first six months of 2014 decreased to 30.5% from 32.3% in the first six months of 2013.  Excluding an unfavorable impact from foreign currency, margins in the first six months of 2014 were 30.9%.  Gross margins were mostly negatively impacted by higher production costs and lower pricing partially offset by favorable product mix.  Gross profit in the first six months of 2014 was $49,993 compared to $44,000 in the same period last year.

SG&A expenses were $26,193 in the first six months of 2014 compared to $21,726 in the first six months of 2013.  The increase is mainly due to higher personnel (approximately $2,900) and medical expenses (approximately $500) as well as higher spending on costs related to completing the transaction to purchase the remaining shares in Zenara (approximately $500) and expenses related to due diligence on various acquisition opportunities (approximately $600). Foreign currency also negatively impacted SG&A by approximately $200.  SG&A as a percentage of gross sales was 16.0% in the first six months of 2014 and 2013.

Results of Operations (continued)

Comparison of First Six Months of 2014 versus First Six Months of 2013 (continued)

R&D expenses of $6,106 were 3.7% of gross sales in the first six months of 2014, compared to $4,959 or 3.6% of gross sales in the first six months of 2013.

Operating profit in the first six months of 2014 was $17,694 compared to $21,995 in the first six months of 2013. The decrease in operating profit is primarily due to a benefit related to a gain on sale of an office building in the first quarter of 2013 and higher operating expenses partially offset by higher gross profit.

Net interest expense was $1,065 in the first six months of 2014 compared to $983 in the first six months of 2013.  The average interest rate on debt was 2.4% in the first six months of both 2014 and 2013.

Equity in losses of partially-owned affiliates, primarily representing Zenara’s results, was $4,618 and $1,149 in the first six months of 2014 and 2013, respectively. The Company’s portion of Zenara’s loss, prior to the purchase of the remaining shares, for the first six months of 2014 and 2013 was $458 and $975, respectively.  These amounts include amortization expense of $333 and $468 for the first six months of 2014 and 2013, respectively. In addition, the first six months of 2014 includes a loss of $4,122 related to the purchase of the remaining shares in Zenara. The first six months of 2014 and 2013 also includes a loss of $38 and $174, respectively, related to investments in European and Brazilian joint ventures.

The tax provision from continuing operations in the first six months of 2014 was a benefit of $8,961 compared to expense of $5,296 in the first six months of 2013.  The effective tax rate for the first six months of 2013 includes a benefit due to changes in tax laws of approximately $1,300 and the impact of the sale of an office building.  The effective tax rate for the first six months of 2014 includes a benefit of $14,359 for a partial reversal of a deferred tax valuation allowance against domestic federal foreign tax credits.  Excluding the benefit related to the reversal of the deferred tax valuation allowance and the loss on the Zenara transaction of $4,122 included within Income before income taxes, the effective tax rate for the first six months of 2014 was 33.4% compared to 26.7% in the first six months of 2013.  During the first six months of 2014, the Company received updated customer projections that impact current and future year’s income in an amount and type that support increased utilization of certain foreign tax credits.  Accordingly, during the first six months of 2014, the Company reduced the valuation allowance against foreign tax credits by $13,041 due to the expected impact in future years of these updated customer projections.  Additionally, approximately $3,000 of valuation allowance will be released throughout the remainder of the current year due to these updated customer projections, after which approximately $10,000 of valuation allowance will remain against foreign tax credits.  The Company continues to assess the need for a valuation allowance against a portion of its remaining foreign tax credits. It is possible that new customer business or other changes in the amount or type of future U.S. income could result in the release in future periods of some portion of additional domestic valuation allowance attributable to these remaining foreign tax credits before they expire, or the establishment of a reserve against certain foreign tax credits for which the Company has no current reserves.  The Company has approximately $14,000, $13,000 and $4,000 of foreign tax credits expiring in 2015, 2016 and 2018 respectively.

Results of Operations (continued)

Comparison of First Six Months of 2014 versus First Six Months of 2013 (continued)

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued formal assessments against the subsidiary.  In 2010, the Company filed to litigate the matter.  Although the Company has had several favorable rulings in the courts, they have been appealed or are subject to appeal.  For the six months ended June 30, 2014, the Company increased its reserve for unrecognized tax benefits for this matter by $218, including $63 of foreign currency translation. Any ruling reached by any of the courts may be subject to further appeals, and as such the final date of resolution of this matter is uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $6,600, including penalties and interest.  If the court rules against the Company in subsequent court proceedings, a payment for the amount of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

Income from continuing operations in the first six months of 2014 was $20,993, or $0.67 per diluted share, versus $14,561, or $0.47 per diluted share in the same period a year ago.

Liquidity and Capital Resources

During the first six months of 2014, cash provided by operations was $12,530 versus $6,179 in the same period a year ago.  This increase was primarily due to higher net income and improved working capital management.

Cash flows used in investing activities in the first six months of 2014 mostly related to capital expenditures of $9,439 compared to $35,375 in 2013.  Funds used in the first six months of 2014 were mainly used for capital improvements to existing facilities and to increase production capacity.  The majority of the funds in 2013 were used for expansion of the Company’s large scale manufacturing capacity to support expected growth.

Cash flows used in financing activities in the first six months of 2014 were $3,532 compared to $24,126 provided by financing activities in the same period a year ago.  The cash flows in 2014 were used mainly to pay down the Company’s debt.  Net borrowings under the Company’s credit facility in 2013 were primarily used to fund the Company’s short term working capital needs and capital projects to expand manufacturing capacity.

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

Liquidity and Capital Resources (continued)

Any change in the current status of these factors could adversely impact the Company’s ability to fund operating cash flow requirements.

Impact of Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results should be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This update is effective in the first quarter of 2015. This pronouncement will not have an impact on the Company’s financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first six months of 2014.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first six months of 2014.  For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013.

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

* Filed herewith
** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Income Statements for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/Gregory P. Sargen
Gregory P. Sargen
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as the
Registrant's Principal Financial Officer)

Dated:  August 1, 2014