Form 10-Q
period 2014-09-30
CAMBREX CORP
filed 2014-10-30
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2014

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

As of October 28, 2014, there were 30,995,575 shares outstanding of the registrant’s Common Stock, $.10 par value.

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,505	$22,745
Trade receivables, net	45,642	71,276
Other receivables	11,873	12,943
Inventories, net	101,405	89,965
Prepaid expenses and other current assets	8,977	5,631
Total current assets	194,402	202,560

Property, plant and equipment, net	162,269	171,966
Goodwill	45,108	38,670
Intangible assets, net	8,908	4,011
Investments in and advances to partially-owned affiliates	788	13,364
Deferred income taxes	27,830	19,799
Other non-current assets	5,027	7,667

Total assets	$444,332	$458,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,004	$29,052
Deferred revenue	11,787	20,121
Accrued expenses and other current liabilities	43,510	48,098
Total current liabilities	89,301	97,271

Long-term debt	60,000	79,250
Deferred income taxes	11,533	12,835
Accrued pension benefits	34,634	40,123
Other non-current liabilities	16,459	18,338
Total liabilities	211,927	247,817

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 32,753,105 and 32,240,795 shares at respective dates	3,274	3,223
Additional paid-in capital	116,518	109,765
Retained earnings	160,596	131,178
Treasury stock, at cost, 1,757,530 and 1,757,530 shares at respective dates	(14,984)	(14,984)
Accumulated other comprehensive loss	(32,999)	(18,962)

Total stockholders' equity	232,405	210,220

Total liabilities and stockholders' equity	$444,332	$458,037

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Income Statements
 (unaudited – in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Gross sales	$81,145	$77,992	$245,309	$214,201
Commissions, allowances and rebates	504	547	1,678	775

Net sales	80,641	77,445	243,631	213,426

Other revenue	659	7	1,667	1,714

Net revenues	81,300	77,452	245,298	215,140

Cost of goods sold	52,894	52,486	166,899	146,174

Gross profit	28,406	24,966	78,399	68,966

Operating expenses:
Selling, general and administrative expenses	12,541	11,128	38,734	32,854
Research and development expenses	3,839	2,588	9,945	7,547
Total operating expenses	16,380	13,716	48,679	40,401

Gain on sale of office building	-	-	-	4,680

Operating profit	12,026	11,250	29,720	33,245

Other expenses:
Interest expense, net	570	664	1,635	1,647
Equity in losses of partially-owned affiliates	-	508	4,618	1,657
Other expenses, net	37	5	16	11

Income before income taxes	11,419	10,073	23,451	29,930

Provision/(benefit) for income taxes	2,537	3,799	(6,424)	9,095

Income from continuing operations	8,882	6,274	29,875	20,835

Loss from discontinued operations, net of tax	(113)	(2,700)	(457)	(3,819)

Net income	$8,769	$3,574	$29,418	$17,016

Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.29	$0.21	$0.97	$0.69
Loss from discontinued operations, net of tax	$(0.01)	$(0.09)	$(0.01)	$(0.12)
Net income	$0.28	$0.12	$0.96	$0.57

Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.28	$0.20	$0.95	$0.67
Loss from discontinued operations, net of tax	$(0.00)	$(0.08)	$(0.02)	$(0.12)
Net income	$0.28	$0.12	$0.93	$0.55

Weighted average shares outstanding:
Basic	30,801	30,184	30,665	30,081
Effect of dilutive stock based compensation	798	868	821	857
Diluted	31,599	31,052	31,486	30,938

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$8,769	$3,574	$29,418	$17,016

Other comprehensive (loss)/income:

Foreign currency translation adjustments	(15,172)	4,700	(14,610)	1,816

Interest rate swap agreement, net of tax of $39, ($17), $74 and $88 at respective dates	74	(32)	140	163

Pension plan amortization of net actuarial loss and prior service cost, net of tax of $70, $106, $210 and $337 at respective dates	143	241	433	705

Comprehensive (loss)/income	$(6,186)	$8,483	$15,381	$19,700

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (unaudited – in thousands)

	Nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$29,418	$17,016
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	17,915	16,631
Non-cash deferred revenue	(11,056)	(9,500)
Loss/(gain) on sale of assets	122	(4,367)
Increase in inventory reserve	5,270	2,528
Allowance for doubtful accounts	(7)	509
Stock based compensation included in net income	2,851	2,006
Deferred income tax provision	(9,529)	1,185
Losses in partially-owned affiliates	4,618	1,657
Other	765	262
Changes in assets and liabilities:
Trade receivables	24,872	(816)
Inventories	(22,164)	(31,616)
Prepaid expenses and other current assets	(5,651)	(934)
Accounts payable and other current liabilities	8,132	7,438
Deferred revenue	1,711	(529)
Other non-current assets and liabilities	(4,402)	5,482
Discontinued operations:
Net cash used in discontinued operations	(1,494)	(813)
Net cash provided by operating activities	41,371	6,139

Cash flows from investing activities:
Capital expenditures	(18,094)	(44,207)
Proceeds from sale of assets	1,696	1,937
Acquisition of business, net of cash acquired	(2,426)	-
Advances to partially-owned affiliates	(1,404)	(941)
Other	-	(152)
Net cash used in investing activities	(20,228)	(43,363)

Cash flows from financing activities:
Long-term debt activity:
Borrowings	23,250	57,750
Repayments	(42,500)	(20,700)
Proceeds from stock options exercised	3,499	1,630
Other	456	(302)
Net cash (used in)/provided by financing activities	(15,295)	38,378

Effect of exchange rate changes on cash and cash equivalents	(2,088)	387

Net increase in cash and cash equivalents	3,760	1,541

Cash and cash equivalents at beginning of period	22,745	23,551

Cash and cash equivalents at end of period	$26,505	$25,092

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

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full year.

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

On May 23, 2014, the Company purchased the remaining 49% interest in Zenara.  The Company negotiated an accelerated purchase of the business, which was contractually required to be completed in 2016 at a price that would have been determined by the financial performance of the Zenara business.  The purchase price negotiated for the 49% was $2,680.  Management believed it was economically beneficial to take control of the business at this time to accelerate the execution of the Company’s strategy for the business.  The Company recorded $655 for the identifiable net liabilities of Zenara at fair market value, intangible assets of $4,900, a deferred tax liability related to the intangible asset of $1,666 and goodwill of $9,715.  These amounts are estimates and are subject to change upon the finalization of the valuation of Zenara.  The Company incurred acquisition related costs of $4 and $455 for the three and nine months ended September 30, 2014, respectively. These costs were expensed and included in “Selling, general and administrative expenses” in the Company’s income statement. Refer to Note 6 for further disclosure.

(4)	Net Inventories

Inventories are determined on a first-in, first-out basis and stated at the lower of cost or market.

Net inventories at September 30, 2014 and December 31, 2013 consist of the following:

	September 30,	December 31,
	2014	2013

Finished goods	$28,199	$29,797
Work in process	42,220	31,990
Raw materials	25,634	22,580
Supplies	5,352	5,598
Total	$101,405	$89,965

(5)	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2014, is as follows:

Balance as of December 31, 2013	$38,670
Acquisition of business	9,715
Translation effect	(3,277)
Balance as of September 30, 2014	$45,108

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(5)	Goodwill and Intangible Assets (continued)

Acquired intangible assets, which are amortized, consist of the following:

		As of September 30, 2014
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	10 - 20 years	$8,459	$(1,015)	$7,444
Internal-use software	7 years	950	-	950
Customer-related intangibles	10 - 15 years	742	(228)	514
		$10,151	$(1,243)	$8,908

		As of December 31, 2013
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$4,192	$(786)	$3,406
Customer-related intangibles	10 - 15 years	814	(209)	605
		$5,006	$(995)	$4,011

The change in the gross carrying amount is related to the acquisition of the remaining 49% of Zenara and the impact of foreign currency translation.  The acquisition resulted in the recognition of technology- based intangibles of $4,900 in the second quarter of 2014.   During the third quarter of 2014, the Company began implementing a new ERP system, as such, $950 has been capitalized and classified as internal-use software.

Amortization expense was $182 and $354 for the three and nine months ended September 30, 2014, respectively.  Amortization expense was $63 and $190 for the three and nine months ended September 30, 2013, respectively.

Amortization expense related to current intangible assets is expected to be approximately $533 for 2014, $764 for 2015 and $855 for each of the next three years.

(6)	Partially-Owned Affiliates

On May 23, 2014, the Company negotiated an accelerated purchase of Zenara, which was contractually required to be completed in 2016 at a price that would have been determined by the financial performance of the business.  The purchase price negotiated for the remaining 49% was $2,680.  Management believed it was economically beneficial to take control of the business at this time to accelerate the execution of the Company’s strategy for the business. The Company incurred acquisition related costs of $4 and $455 for the three and nine months ended September 30, 2014, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(6)	Partially-Owned Affiliates (continued)

The Company was required to perform a fair market value assessment immediately before acquisition of its existing 51% ownership interest.  This resulted in the recognition of a gain of $278 using a discounted cash flow model with inputs developed by Company management.  The Company also recorded an expense of $4,400 representing the release of foreign currency translation adjustments previously recorded in “Other comprehensive income” that are now required to be recorded to the income statement as a result of the removal of the investment in partially-owned affiliate due to the full consolidation of Zenara as of the acquisition date.  The net amount of these items totaled a loss of $4,122 and is recorded in “Equity in losses of partially-owned affiliates” on the Company’s income statement.

The Company recorded a loss of $458 related to Zenara and reflects activity through the date the remaining 49% was purchased.  This amount includes amortization expense of $333. The Company recorded a loss of $508 and $1,483 for the three and nine months ended September 30, 2013, respectively.  These amounts include amortization expense of $207 and $675, for the three and nine months ended September 30, 2013, respectively.

Zenara’s results from the purchase date through September 30, 2014 are reflected in the consolidated financial statements of the Company and were not material.

Prior to May 23, 2014, partially-owned affiliates consisted primarily of the Company’s 51% equity interest in Zenara, and two smaller joint ventures located in Europe and Brazil.  The Company’s financial statements reflect its share of Zenara’s results through the date the Company purchased the remaining 49% interest at which time Zenara became a wholly-owned subsidiary of the Company and included in the consolidated financial statements.  Investments in and advances to partially-owned affiliates were not material to the Company’s consolidated financial statements as of September 30, 2014.

(7)	Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2014 was expense of $2,537 and a benefit of $6,424, respectively.  For the three and nine months ended September 30, 2014, the effective tax rate included benefits of $824 and $15,183, respectively, for a partial reversal of a deferred tax valuation allowance against domestic federal foreign tax credits.  Excluding the benefit related to the reversal of the deferred tax valuation allowance and the loss on the Zenara transaction of $4,122, the effective tax rates were 29.4% and 31.8% for the three and nine months ended September 30, 2014, respectively.  During the second quarter of 2014, the Company received updated customer projections that impact current and future year’s income in an amount and type that support increased utilization of certain foreign tax credits.  Accordingly, during the second quarter of 2014, the Company reduced the valuation allowance against foreign tax credits by $13,041 due to the expected impact in future years of these updated customer projections.  Additionally, approximately $2,000 of valuation allowance will be released in the fourth quarter of 2014 due to these updated customer projections, after which approximately $10,000 of valuation allowance will remain against foreign tax credits.  The Company continues to assess the need for a valuation allowance against a portion of its remaining foreign tax credits. It is possible that new customer business or other changes in the amount or type of future U.S. taxable income could result in the release in future periods of some portion of additional domestic valuation allowance attributable to these remaining foreign tax credits before they expire, or the establishment of a reserve against certain foreign tax credits for which the Company has no current reserves.  The Company has approximately $8,000, $13,000 and $4,000 of foreign tax credits expiring in 2015, 2016 and 2018 respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(7)	Income Taxes (continued)

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued formal assessments against the subsidiary.  In 2010, the Company filed to litigate the matter.  Although the Company has had several favorable rulings in the courts, they have been appealed or are subject to appeal.  For the three months ended September 30, 2014, the Company decreased its reserve for unrecognized tax benefits for this matter by $480 mostly due to foreign currency translation.  Any ruling reached by any of the courts may be subject to further appeals, and as such the final date of resolution of this matter is uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $6,100, including penalties and interest.  If the court rules against the Company in subsequent court proceedings, a payment for the amount of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

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

For derivatives that are designated for hedge accounting treatment, changes in the fair value are not included in earnings but are included in accumulated other comprehensive income (“AOCI”).  Changes in the fair value of the derivative instruments reported in AOCI are recorded into earnings when the forecasted transaction occurs.  Any ineffective portion of hedges is recognized in earnings.

None of the foreign currency forward contracts entered into during the nine months ended September 30, 2014 were designated for hedge accounting treatment.  There were no foreign currency forward contracts entered into or outstanding at September 30, 2013.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(8)	Derivatives and Hedging Activities (continued)

The fair value of the Company’s foreign exchange forward contracts was a loss of $418 at September 30, 2014 and is recorded in “Accrued expenses and other current liabilities” and “Other revenue.”

The notional amounts of the Company’s foreign exchange forward contracts were $13,586 at September 30, 2014.  There were no foreign currency forward contracts outstanding at December 31, 2013.  The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

 Interest Rate Swap

The Company entered into an interest rate swap in March 2012 to reduce the impact of changes in interest rates on its floating rate debt through September 2015.  The swap is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount.

The swap contract outstanding at September 30, 2014 has been designated as a cash flow hedge and, accordingly, changes in the fair value of this derivative are not recorded in earnings but are recorded each period in AOCI and reclassified into earnings as interest expense in the same period during which the hedged transaction affects earnings.  The ineffective portion of all hedges is recognized in earnings and has been immaterial to the Company's financial results.

As of September 30, 2014, the interest rate swap had a notional value of $60,000, at a fixed rate of 0.92%.  The fair value of this swap is based on quoted market prices and was in a loss position of $402 and $616 at September 30, 2014 and December 31, 2013, respectively.  This loss is reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities.”

The entire loss will be reclassed out of AOCI into earnings within the next twelve months.

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

The following tables provide the assets and liabilities carried at fair value, measured on a recurring basis, as of September 30, 2014 and December 31, 2013:

		Fair Value Measurements at September 30, 2014 using:
Description	Total	Level 1	Level 2	Level 3
Foreign currency forwards, liabilities	$(418)	$-	$(418)	$-
Interest rate swap, liabilities	(402)	-	(402)	-
Total	$(820)	$-	$(820)	$-

		Fair Value Measurements at December 31, 2013 using:
Description	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(616)	$-	$(616)	$-
Total	$(616)	$-	$(616)	$-

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at current market interest rates using observable benchmarks for the LIBOR forward rates at the end of the period. The Company’s credit risk and its counterparties’ credit risks are also evaluated to estimate fair value.

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(10)	Accumulated Other Comprehensive Income/(Loss)

The following tables provide the changes in AOCI by component, net of tax, for the three and nine months ended September 30, 2014 and 2013:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of June 30, 2014	$10,552	$(330)	$(28,266)	$(18,044)
Other comprehensive loss before reclassifications	(15,172)	(3)	-	(15,175)
Amounts reclassified from accumulated other comprehensive loss	-	77	143	220

Net current-period other comprehensive (loss)/income	(15,172)	74	143	(14,955)
Balance as of September 30, 2014	$(4,620)	$(256)	$(28,123)	$(32,999)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of June 30, 2013	$2,293	$(405)	$(38,204)	$(36,316)
Other comprehensive income/(loss) before reclassifications	4,700	(105)	-	4,595
Amounts reclassified from accumulated other comprehensive loss	-	73	241	314

Net current-period other comprehensive income/(loss)	4,700	(32)	241	4,909
Balance as of September 30, 2013	$6,993	$(437)	$(37,963)	$(31,407)

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(10)	Accumulated Other Comprehensive Income/(Loss) (continued)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2013	$9,990	$(396)	$(28,556)	$(18,962)
Other comprehensive loss before reclassifications	(19,010)	(86)	-	(19,096)
Amounts reclassified from accumulated other comprehensive loss	4,400	226	433	5,059

Net current-period other comprehensive (loss)/income	(14,610)	140	433	(14,037)
Balance as of September 30, 2014	$(4,620)	$(256)	$(28,123)	$(32,999)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2012	$5,177	$(600)	$(38,668)	$(34,091)
Other comprehensive income/(loss) before reclassifications	1,816	(50)	-	1,766
Amounts reclassified from accumulated other comprehensive loss	-	213	705	918

Net current-period other comprehensive income	1,816	163	705	2,684
Balance as of September 30, 2013	$6,993	$(437)	$(37,963)	$(31,407)

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(10)	Accumulated Other Comprehensive Income/(Loss) (continued)

The following table provides the reclassifications out of AOCI by component for the three and nine months ended September 30, 2014 and 2013:

Details about AOCI Components	Amounts Reclassified from AOCI for the three months ended September 30, 2014	Amounts Reclassified from AOCI for the nine months ended September 30, 2014	Affected Line Item in the Consolidated Income Statement
Losses on cash flow hedge:
Interest rate swap	$(118)	$(348)	Interest expense, net
	41	122	Tax benefit
	$(77)	$(226)	Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(188)	$(569)	Selling, general and administrative expenses
Actuarial losses	(12)	(36)	Cost of goods sold
Prior service costs	(13)	(38)	Selling, general and administrative expenses
	(213)	(643)	Total before tax
	70	210	Tax benefit
	$(143)	$(433)	Net of tax

Foreign currency translation adjustment:
Release of currency translation adjustment	$-	$(4,400)	Equity in losses of partially-owned affiliates
	-	-	Tax benefit
	$-	$(4,400)	Net of tax

Total reclassification for the period	$(220)	$(5,059)

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(10)	Accumulated Other Comprehensive Income/(Loss) (continued)

Details about AOCI Components	Amounts Reclassified from AOCI for the three months ended September 30, 2013	Amounts Reclassified from AOCI for the nine months ended September 30, 2013	Affected Line Item in the Consolidated Income Statement
Losses on cash flow hedge:
Interest rate swap	$(113)	$(329)	Interest expense, net
	40	116	Tax benefit
	$(73)	$(213)	Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(305)	$(918)	Selling, general and administrative expenses
Actuarial losses	(29)	(87)	Cost of goods sold
Prior service costs	(13)	(37)	Selling, general and administrative expenses
	(347)	(1,042)	Total before tax
	106	337	Tax benefit
	$(241)	$(705)	Net of tax

Total reclassification for the period	$(314)	$(918)

(11)	Stock Based Compensation

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for the stock options granted to employees during the nine months ended September 30, 2014 was $6.49.  The weighted-average fair value per share for the stock options granted to employees during the nine months ended September 30, 2013 was $5.53.

For the three months ended September 30, 2014 and 2013, the Company recorded $636 and $516, respectively, in selling, general and administrative expenses for stock options.  For the nine months ended September 30, 2014 and 2013, the Company recorded $1,785 and $1,441, respectively, in selling, general and administrative expenses for stock options.  As of September 30, 2014, the total compensation cost related to unvested stock options not yet recognized was $4,853.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.2 years.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(11)	Stock Based Compensation (continued)

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	2,229,969	$9.39
Granted	20,000	$17.66
Exercised	(139,000)	$9.47
Forfeited or expired	(18,550)	$6.99
Outstanding at March 31, 2014	2,092,419	$9.49
Granted	38,788	$21.69
Exercised	(57,650)	$6.98
Forfeited or expired	(18,900)	$13.41
Outstanding at June 30, 2014	2,054,657	$9.76
Exercised	(315,660)	$5.64
Forfeited or expired	(5,500)	$9.40
Outstanding at September 30, 2014	1,733,497	$10.51
Exercisable at September 30, 2014	725,459	$6.76

The aggregate intrinsic values for all stock options exercised for the three and nine months ended September 30, 2014 were $5,234 and $7,641, respectively.  The aggregate intrinsic values for all stock options exercised for the three and nine months ended September 30, 2013 were $298 and $2,187, respectively.  The aggregate intrinsic values for all stock options outstanding and exercisable as of September 30, 2014 were $14,296 and $8,646, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(11)	Stock Based Compensation (continued)

The following table is a summary of the Company’s nonvested stock options and restricted stock:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2013	1,080,900	$6.50	-	$-
Granted	20,000	$7.21	-	$-
Vested during period	(22,500)	$3.32	-	$-
Forfeited	(6,000)	$5.21	-	$-
Nonvested at March 31, 2014	1,072,400	$6.59	-	$-
Granted	38,788	$6.11	18,906	$20.90
Vested during period	(66,250)	$3.28	-	$-
Forfeited	(18,900)	$7.13	-	$-
Nonvested at June 30, 2014	1,026,038	$6.77	18,906	$20.90
Vested during period	(12,500)	$2.67	-	$-
Forfeited	(5,500)	$5.39	-	$-
Nonvested at September 30, 2014	1,008,038	$6.83	18,906	$20.90

For the three months ended September 30, 2014 and 2013, the Company recorded $198 and $200, respectively, in selling, general and administrative expenses for restricted stock awards.  For the nine months ended September 30, 2014 and 2013, the Company recorded $322 and $361, respectively, in selling, general and administrative expenses for restricted stock awards.  As of September 30, 2014, the total compensation cost related to unvested restricted stock not yet recognized was $73. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of one month.

The Company granted equity-settled performance shares (“PS”) to certain executives.  PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the revenue and EBITDA growth of the members of a specified peer group of companies over a three year period.  For the three months ended September 30, 2014 and 2013, the Company recorded $69 and $48, respectively, in selling, general and administrative expenses related to these PS awards.  For the nine months ended September 30, 2014 and 2013, the Company recorded $744 and $204, respectively, in selling, general and administrative expenses related to these PS awards.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(11)	Stock Based Compensation (continued)

The Company granted cash-settled performance share units (“PSU”) to certain executives.  PSU awards provide the recipient the right to receive the cash value of a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the revenue and EBITDA growth of the members of a specified peer group of companies over a three year period.  For the three months ended September 30, 2014 and 2013, the Company recorded $34 and $117, respectively, in selling, general and administrative expenses for PSU awards.  For the nine months ended September 30, 2014 and 2013, the Company recorded $645 and $978, respectively, in selling, general and administrative expenses for PSU awards.

(12)	Retirement Plans

Domestic Pension Plan

The components of net periodic (income)/cost for the Company’s domestic plan (which was frozen in 2007) for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Components of net periodic benefit cost
Interest cost	$828	$765	$2,484	$2,294
Expected return on plan assets	(1,039)	(958)	(3,117)	(2,872)
Recognized actuarial loss	130	235	390	704
Net periodic (income)/cost	$(81)	$42	$(243)	$126

The Company’s Supplemental Executive Retirement Plan (which was frozen in 2007) is non-qualified and unfunded.  Net periodic benefit costs for both the three months ended September 30, 2014 and 2013 was $55.  Net periodic benefit costs for the nine months ended September 30, 2014 and 2013 were $165 and $164, respectively.

International Pension Plan

The components of net periodic benefit cost for the Company’s international plan for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Components of net periodic benefit cost
Service cost	$166	$185	$519	$558
Interest cost	218	163	682	492
Recognized actuarial loss	37	71	116	213
Amortization of prior service benefit	(2)	(2)	(6)	(6)
Net periodic benefit cost	$419	$417	$1,311	$1,257

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

Environmental

In connection with laws and regulations pertaining to the protection of the environment, the Company and its subsidiaries are a party to several environmental proceedings and remediation activities and along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites ("Superfund sites").  Substantially all of the liabilities currently recorded on the Company’s balance sheet for environmental proceedings are associated with discontinued operations. The Company had insurance policies in place at certain of the discontinued operations for certain years that the Company believes should cover some portion of currently recorded liabilities or potential future liabilities.

It is the Company’s policy to record appropriate liabilities for environmental matters where remedial efforts are probable and the costs can be reasonably estimated.  Such liabilities are based on the Company’s estimate of the undiscounted future costs required to complete the remedial work.  Each of these matters is subject to various uncertainties, and it is possible that some of these matters will be decided against the Company. The resolution of such matters often spans several years and frequently involves regulatory oversight or adjudication.  Additionally, many remediation requirements are fluid and are likely to be affected by future technological, site and regulatory developments.  It is not possible at this time for the Company to determine fully the effect of all asserted and unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where asserted and unasserted claims can be estimated and where such claims are considered probable, the Company would record a liability. Consequently, the ultimate liability with respect to such matters, as well as the timing of cash disbursements, is uncertain.

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. These reserves were $9,616 and $10,881 at September 30, 2014 and December 31, 2013, respectively. The decrease in the reserve includes payments of $1,794 and the impact of currency translation of $163 partially offset by adjustments to reserves of $692. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(13)	Contingencies (continued)

  CasChem

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company intends to continue implementing a sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs.  As of September 30, 2014, the Company’s reserve for the investigation of site conditions was $219.

Cosan

The Company has implemented a sampling and pilot program in Clifton, New Jersey pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs.  As of September 30, 2014, the Company’s reserve was $1,198.

Additionally, the Company has implemented a sampling and pilot program in Carlstadt, New Jersey pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs. As of September 30, 2014, the Company’s reserve was $1,066.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey.  These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek site. The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement (“Agreement”) and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with the other PRPs in the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs.  As of September 30, 2014, the Company’s reserve was $61 to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.   Due to the very preliminary and uncertain nature of any estimates related to the method and costs of any remediation solution, the number of eventual PRPs, and their respective proportion of remediation costs, the Company’s liability cannot be reasonably estimated at this time; as such, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company’s results of operations in any future reporting period is not known.

In July 2014, the Company received a notice from the U.S. Department of the Interior, U.S. Fish & Wildlife Service, regarding the Company’s potential liability for natural resource damages at the Berry’s Creek site and inviting the Company to participate in a cooperative assessment of natural resource damages.  All members of the Berry’s Creek PRP group are receiving such notice letters, and any response from the Company will be coordinated with the PRP Group.  The substance of any response from the Company, the cost of any assessment, and the ultimate scope of natural resource damage liability are not yet known.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(13)	Contingencies (continued)

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986.  The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA.  The PRPs will continue implementing the ground water remediation at the site. As of September 30, 2014, the Company’s reserve was $322 to cover remaining ground water remediation and long-term monitoring.

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

No final remedy for the site has been determined, which will follow further investigation and discussions with the NYSDEC.  The Company estimated the range for its share of the liability at the site to be between $2,000 and $7,000.  As of September 30, 2014, the Company’s reserve was $3,690.  At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

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

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary.  The PRPs are in the process of implementing a final remedy at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). For over a decade, the remediation has been funded by de minimus settlements and by the insurers of the SCP Superfund site’s owners and operators.  However, due to an unexpected increase in remediation costs at the site and costs related to SCP’s involvement in the Berry’s Creek investigation, the PRP group approved the assessment of an additional cash contribution by the PRP group.  While the Company continues to dispute the methodology used by the PRP group to arrive at its allocation for the cash contribution, the Company has paid the recent funding requests.  A final allocation of SCP Site costs is expected to be developed during 2014-2015.  As of September 30, 2014, the Company’s reserve was $1,039, of which approximately $737 is expected to be covered by insurance.

Newark Bay Complex

Two subsidiaries of the Company were named along with several hundred third-party defendants in a third-party complaint filed in February 2009, by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”) relating to a NJ state action concerning the  Passaic River, Newark Bay, Hackensack River, Arthur Kill, Kill Van Kull and adjacent waters (the “Newark Bay Complex”).  The Company settled this case which resolved certain New Jersey state based claims related to the Newark Bay Complex. The settlement will require Maxus and Tierra to re-file  any further claims against the Company in federal court.   In preparation for any such federal or similar claims, the Company is currently monitoring developments regarding the Newark Bay Complex.  Due to the uncertainty of the future scope and timing of any such claims, the Company’s liability cannot be reasonably estimated at this time, and as such, no accrual is recorded for these potential future costs.

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

All cases have been resolved except for one brought by four health care insurers. In the remaining case, the District Court entered judgment after trial in 2008 against Mylan, Gyma and Cambrex in the total amount of $19,200, payable jointly and severally, and also a punitive damage award against each defendant in the amount of $16,709.  In addition, at the time, the District Court ruled that the defendants were subject to a total of approximately $7,500 in prejudgment interest. The case is currently pending before the District Court following a January 2011 remand by the Court of Appeals.  In July 2014, the District Court dismissed certain customers for which the plaintiffs were unable to establish jurisdiction and consequently, the plaintiffs currently have a motion pending before the District Court to reduce the damages award by a total of $9,600.

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

CAMBREX CORPORATION AND SUBSIDIARIES
(in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following summarizes the Company’s performance for the third quarter of 2014:

●	Sales increased 4.0% on a reported basis compared to the third quarter of 2013. Sales, excluding currency impact, increased 5.0%.
●	Gross margins increased to 35.0% from 32.0% in the third quarter of 2013.
●	Debt, net of cash, decreased $21,055 primarily due to the timing of accounts receivable collections.

Results of Operations

Comparison of Third Quarter 2014 versus Third Quarter 2013

Gross sales in the third quarter of 2014 of $81,145 were $3,153 or 4.0% higher than the third quarter of 2013. Excluding a 1.0% unfavorable impact of foreign exchange compared to the third quarter of 2013, the sales increase reflects higher volumes (4.8%). Pricing was flat compared to the third quarter last year. Most of the Company’s product categories were higher quarter over quarter with certain branded APIs and controlled substances driving most of the growth. Also contributing to the increase in sales is the inclusion of Zenara’s results in the Company’s consolidated financial statements subsequent to the purchase of the remaining shares in Zenara during the second quarter. Zenara’s sales were $1,986 in the third quarter of 2014.

The following table reflects sales by geographic area for the third quarters of 2014 and 2013:

	Third quarter
	2014	2013

Europe	$49,232	$52,235
North America	26,821	20,108
Asia	2,742	3,682
Other	2,350	1,967
Total gross sales	$81,145	$77,992

Gross margins in the third quarter of 2014 increased to 35.0% from 32.0% in the third quarter of 2013.  Foreign currency positively impacted margins 1.6% in the third quarter of 2014.  This increase was primarily due to a favorable mix of products and improved production efficiencies. Third quarter 2014 margins also benefited from the receipt of $1,900 from a business interruption insurance claim that covered 2014 and part of 2013.  Gross profit in the third quarter of 2014 was $28,406 compared to $24,966 in the same period last year.

Selling, general and administrative (“SG&A”) expenses of $12,541 in the third quarter of 2014 increased compared to $11,128 in the third quarter of 2013.  The increase is mainly due to higher personnel expenses (approximately $1,100).  SG&A as a percentage of gross sales was 15.5% and 14.3% in the third quarters of 2014 and 2013, respectively.

Results of Operations (continued)

Comparison of Third Quarter 2014 versus Third Quarter 2013 (continued)

Research and development (“R&D”) expenses of $3,839 were 4.7% of gross sales in the third quarter of 2014, compared to $2,588 or 3.3% of gross sales in the third quarter of 2013. The increase is primarily related to increased personnel costs.

Operating profit in the third quarter of 2014 was $12,026 compared to $11,250 in the third quarter of 2013.  The increase in operating profit is due to higher gross profit partially offset by higher operating expenses as described above.

Net interest expense was $570 in the third quarter of 2014 compared to $664 in the third quarter of 2013. The decrease is a result of lower outstanding debt in the third quarter of 2014 compared to the third quarter of 2013.  The average interest rate on debt was 2.4% in the third quarter of 2014 versus 2.2% in the third quarter of 2013.

Equity in losses of partially-owned affiliates was $508 in the third quarter of 2013 reflecting the Company’s portion of Zenara’s losses.  Zenara’s results for the third quarter of 2014 are included in the Company’s consolidated financial statements.

The tax provision from continuing operations in the third quarter of 2014 was expense of $2,537 compared to $3,799 in the third quarter of 2013.  The effective tax rate for the third quarter of 2014 included a benefit of $824 for a partial reversal of a deferred tax valuation allowance against domestic federal foreign tax credits. Excluding the benefit related to the reversal of the deferred tax valuation allowance, the effective tax rate in the third quarter of 2014 was 29.4% compared to 37.7% in the third quarter of 2013. The Company had previously reduced the valuation allowance against foreign tax credits by $14,359 in 2014 due to updated customer projections. Additionally, approximately $2,000 of valuation allowance will be released in the fourth quarter of 2014 due to these updated customer projections, after which approximately $10,000 of valuation allowance will remain against foreign tax credits.  The Company continues to assess the need for a valuation allowance against a portion of its remaining foreign tax credits. It is possible that new customer business or other changes in the amount or type of future U.S. taxable income could result in the release in future periods of some portion of additional domestic valuation allowance attributable to these remaining foreign tax credits before they expire, or the establishment of a reserve against certain foreign tax credits for which the Company has no current reserves.  The Company has approximately $8,000, $13,000 and $4,000 of foreign tax credits expiring in 2015, 2016 and 2018 respectively.

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued formal assessments against the subsidiary.  In 2010, the Company filed to litigate the matter.  Although the Company has had several favorable rulings in the courts, they have been appealed or are subject to appeal.  For the three months ended September 30, 2014, the Company decreased its reserve for unrecognized tax benefits for this matter by $480 mostly due to foreign currency translation.  Any ruling reached by any of the courts may be subject to further appeals, and as such the final date of resolution of this matter is uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $6,100, including penalties and interest. If the court rules against the Company in subsequent court proceedings, a payment for the amount of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

Results of Operations (continued)

Comparison of Third Quarter 2014 versus Third Quarter 2013 (continued)

Income from continuing operations in the third quarter of 2014 was $8,882, or $0.28 per diluted share, versus $6,274, or $0.20 per diluted share in the same period a year ago.

Comparison of First Nine Months of 2014 versus First Nine Months of 2013

Gross sales in the first nine months of 2014 of $245,309 were $31,108 or 14.5% higher than the first nine months of 2013. Excluding a 0.2% favorable impact of foreign exchange compared to the first nine months of 2013, sales increased 14.3% primarily due to higher sales volume (15.0%) partially offset by lower pricing (0.7%).  The change is due to increases in most product categories with particularly strong demand for certain branded APIs and controlled substances.  Also contributing to the increase in sales is the inclusion of Zenara’s results in the Company’s consolidated financial statements subsequent to the purchase of the remaining shares in Zenara. Zenara’s sales were $2,915 subsequent to the purchase.

The following table reflects sales by geographic area for the first nine months of 2014 and 2013:

	First nine months
	2014	2013

Europe	$141,368	$136,708
North America	86,553	62,360
Asia	10,246	10,419
Other	7,142	4,714
Total gross sales	$245,309	$214,201

Gross margins in the first nine months of 2014 decreased to 32.0% from 32.2% in the first nine months of 2013.  Excluding a favorable impact from foreign currency, margins in the first nine months of 2014 were 31.7%.  Gross margins were negatively impacted by higher production costs and lower pricing partially offset by favorable product mix.  Gross profit in the first nine months of 2014 was $78,399 compared to $68,966 in the same period last year.

SG&A expenses were $38,734 in the first nine months of 2014 compared to $32,854 in the first nine months of 2013.  The increase is mainly due to higher personnel (approximately $4,100) and medical expenses (approximately $700) as well as higher spending on costs related to completing the transaction to purchase the remaining shares in Zenara (approximately $500) and expenses related to due diligence on various acquisition opportunities (approximately $700). SG&A as a percentage of gross sales was 15.8% and 15.3% in the first nine months of 2014 and 2013, respectively.

Results of Operations (continued)

Comparison of First Nine Months of 2014 versus First Nine Months of 2013 (continued)

R&D expenses of $9,945 were 4.1% of gross sales in the first nine months of 2014, compared to $7,547 or 3.5% of gross sales in the first nine months of 2013. The increase is primarily related to increased personnel costs primarily to facilitate the development of a higher number of generic and controlled substance APIs.

Operating profit in the first nine months of 2014 was $29,720 compared to $33,245 in the first nine months of 2013.  The decrease in operating profit is primarily due to a benefit related to a gain on sale of an office building of $4,680 in the first quarter of 2013 and higher operating expenses partially offset by higher gross profit.

Net interest expense was $1,635 in the first nine months of 2014 compared to $1,647 in the first nine months of 2013.  The decrease is a result of lower outstanding debt in the first nine months of 2014 compared to the first nine months of 2013. The average interest rate on debt was 2.4% in the first nine months of both 2014 and 2013.

Equity in losses of partially-owned affiliates was $4,618 and $1,657 in the first nine months of 2014 and 2013, respectively, primarily representing Zenara’s results. The first nine months of 2014 and 2013 also includes a loss of $38 and $174, respectively, related to investments in European and Brazilian joint ventures. The Company’s portion of Zenara’s loss, prior to the purchase of the remaining shares, for the first nine months of 2014 and 2013 was $458 and $1,483, respectively.  These amounts include amortization expense of $333 and $675 for the first nine months of 2014 and 2013, respectively. In addition, the first nine months of 2014 includes a loss of $4,122 related to the purchase of the remaining shares in Zenara.

The tax provision from continuing operations in the first nine months of 2014 was a benefit of $6,424 compared to expense of $9,095 in the first nine months of 2013.  The effective tax rate for the first nine months of 2013 included a benefit due to changes in tax laws of approximately $1,300 and the impact of the sale of an office building.  The effective tax rate for the first nine months of 2014 included a benefit of $15,183 for a partial reversal of a deferred tax valuation allowance against domestic federal foreign tax credits. Excluding the benefit related to the reversal of the deferred tax valuation allowance and the loss on the Zenara transaction of $4,122, the effective tax rate for the first nine months of 2014 was 31.8% compared to 30.4% in the first nine months of 2013. The Company had previously reduced the valuation allowance against foreign tax credits by $14,359 in 2014 due to updated customer projections. Additionally, approximately $2,000 of valuation allowance will be released in the fourth quarter of 2014 due to these updated customer projections, after which approximately $10,000 of valuation allowance will remain against foreign tax credits.  The Company continues to assess the need for a valuation allowance against a portion of its remaining foreign tax credits. It is possible that new customer business or other changes in the amount or type of future U.S. taxable income could result in the release in future periods of some portion of additional domestic valuation allowance attributable to these remaining foreign tax credits before they expire, or the establishment of a reserve against certain foreign tax credits for which the Company has no current reserves.  The Company has approximately $8,000, $13,000 and $4,000 of foreign tax credits expiring in 2015, 2016 and 2018 respectively.

Results of Operations (continued)

Comparison of First Nine Months of 2014 versus First Nine Months of 2013 (continued)

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued formal assessments against the subsidiary. In 2010, the Company filed to litigate the matter. Although the Company has had several favorable rulings in the courts, they have been appealed or are subject to appeal. For the nine months ended September 30, 2014, the Company decreased its reserve for unrecognized tax benefits for this matter by $326 due to a decrease of $581 of foreign currency translation partially offset by an increase to the reserve of $255.  Any ruling reached by any of the courts may be subject to further appeals, and as such the final date of resolution of this matter is uncertain at this time.  However, within the next twelve months it is possible that factors such as new developments, settlements or judgments may require the Company to increase its reserve for unrecognized tax benefits by up to approximately $8,000 or decrease its reserve by approximately $6,100, including penalties and interest.  If the court rules against the Company in subsequent court proceedings, a payment for the amount of the judgment, including any penalties and interest, will be due immediately while the case is appealed. The Company has analyzed these issues in accordance with guidance on uncertain tax positions and believes at this time that its reserves are adequate, and intends to vigorously defend itself.

Income from continuing operations in the first nine months of 2014 was $29,875, or $0.95 per diluted share, versus $20,835, or $0.67 per diluted share, in the same period a year ago.

Liquidity and Capital Resources

During the first nine months of 2014, cash provided by operations was $41,371 versus $6,139 in the same period a year ago.  This increase was primarily due to collections of accounts receivable, higher net income and improved working capital management.

Cash flows used in investing activities in the first nine months of 2014 mostly related to capital expenditures of $18,094 compared to $44,207 in 2013.  Funds used in the first nine months of 2014 were mainly used for capital improvements to existing facilities and to increase production capacity.  The majority of the funds in 2013 were used for expansion of the Company’s large scale manufacturing capacity to support expected growth.

Cash flows used in financing activities in the first nine months of 2014 were $15,295 compared to $38,378 provided by financing activities in the same period a year ago.  The cash flows in 2014 were used mainly to pay down the Company’s debt.  Net borrowings under the Company’s credit facility in 2013 were primarily used to fund the Company’s short term working capital needs and capital projects to expand manufacturing capacity.

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

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2014.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first nine months of 2014.  For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013.

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

* Filed herewith
** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Income Statements for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

	By	/s/Gregory P. Sargen
Gregory P. Sargen
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as the
Registrant's Principal Financial Officer)

Dated: October 30, 2014