Form 10-K
period 2014-12-31
CAMBREX CORP
filed 2015-02-06
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒.   No ☐.

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

The aggregate market value of the voting and non-voting common equity held by non‑affiliates of the registrant was approximately $620,956,613 as of June 30, 2014.

As of January 30, 2015, there were 31,098,306 shares outstanding of the registrant's Common Stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2015 Annual Meeting are incorporated by reference into Part III of this Report.

CAMBREX CORPORATION AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2014

Index
Forward-Looking Statements

This document contains and incorporates by reference forward-looking statements including statements regarding expected performance, including, but not limited to, the Company’s belief that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company, as well as other statements relating to expectations with respect to sales, the timing of orders, research and development expenditures, earnings per share, capital expenditures, the outcome of pending litigation (including environmental proceedings and remediation investigations) and related estimates of potential liability, acquisitions, divestitures, collaborations or other expansion opportunities.  These statements may be identified by the fact that they use words such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “intend,” “estimate,” “believe” or similar expressions.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations.  The factors described in Item 1A of Part I of this Annual Report on Form 10-K, captioned “Risk Factors,” or otherwise described in the Company’s filings with the Securities and Exchange Commission, provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including, but not limited to, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rates, interest rates, technology, manufacturing and legal issues, including the outcome of outstanding litigation, changes in foreign exchange rates, uncollectible receivables, the timing of orders, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the Company’s ability to receive regulatory approvals for its products and continued demand in the U.S. for late stage clinical products or the successful outcome of the Company’s investment in new products.

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

General

Cambrex Corporation (the "Company" or "Cambrex"), a Delaware corporation, began business in December 1981.  Cambrex is a life sciences company that provides products and services that accelerate and improve the development and commercialization of new and generic therapeutics.  The Company primarily supplies its products and services worldwide to innovator and generic pharmaceutical companies.  The Company's overall strategy is to: grow its portfolio of custom development projects, especially those in the later stages of the clinical trial process; secure long-term supply agreements to produce active pharmaceutical ingredients (“APIs”) and intermediates for newly approved drug products; expand sales of products and projects based on its proprietary technologies; and partner with generic drug companies to grow the Company’s extensive portfolio of generic APIs.  The Company’s acquisition of Zenara Pharma Private Limited (“Zenara”) also gives the Company the additional capability of producing final dosage form products.  The Company also seeks to demonstrate excellence in regulatory compliance, environmental, health and safety, and customer service.  Cambrex has three operating segments, which are manufacturing facilities that have been aggregated as one reportable segment.  Zenara, the fourth facility, is not material.

(dollars in thousands, except per share data)

Index
The Company uses a consistent business approach:

•	Niche Market Focus: The Company participates in niche markets where significant technical expertise provides a competitive advantage and market differentiation.

•	Market Leadership: The Company secures leading market positions through excellent customer service, proprietary technologies, specialized capabilities and an outstanding regulatory record and leverages these capabilities across the market segments in which it participates.

•	New Products and Services: The Company continues to invest in research and development (“R&D”) in order to introduce innovative products and services to accelerate revenue growth, provide a competitive advantage and maintain its leading market positions.

•	Operational Excellence: The Company maintains its commitment to continually improve productivity and customer service levels and maintains excellent quality and regulatory compliance systems.

•	Acquisition and Licensing: The Company may drive growth in strategic business segments through the prudent acquisition of businesses, products, product lines, technologies and capabilities to enhance the Company's position in its niche markets.

Market Overview and Growth Drivers

The Company participates in markets that serve the healthcare industry.  Customers include generic drug companies and companies that discover and commercialize small molecule human therapeutics using organic chemistry.

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

Cambrex assists companies in developing robust processes for the manufacture of clinical and commercial quantities. Product testing, analytical methods and quality processes are integrated into the manufacturing process.  Cambrex excels in the manufacture and testing of APIs and drug substances at laboratory, clinical and commercial scale and specializes in optimizing manufacturing processes.

Demand for outsourced services from pharmaceutical companies continues to grow.  Large pharmaceutical and biotechnology companies may outsource the development and manufacturing of a drug substance to manage multiple internal priorities, access new technologies or additional capacity, preserve needed capital or ensure multiple sources of supply.  Many emerging pharmaceutical and generic drug companies outsource all process development and manufacturing, and many larger pharmaceutical companies have outsourced the manufacturing of drug products.  With large plants and product development resources in both Europe and the U.S., and large teams of professionals with substantial experience in the development, scale-up and operation of pharmaceutical manufacturing processes, Cambrex is particularly well positioned to assist drug companies with these much needed services for APIs.

(dollars in thousands, except per share data)

Index
New drugs are typically patented.  When the patent expires, the drug may be manufactured and marketed in its generic form.  Growth in the generic drug market is driven by the continuing stream of drug patents that will expire in the future and favorable market forces that encourage the use of generic pharmaceuticals as a more cost effective alternative to higher-priced branded drugs.  In the United States, and many countries in Europe, governments and prescription benefit management companies provide incentives for generic substitution to reduce costs.  Cambrex manufactures over 80 generic APIs, typically in relatively small quantities for use in niche therapeutics.

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

Development of the Business

The discussion below provides insight into the general development of the Company’s business, including recent acquisitions.

In November 2010, the Company acquired a 51% equity stake in Zenara, a Hyderabad, India based pharmaceutical company focused on the formulation of final dosage form products.  In May 2014, the Company purchased the remaining 49% interest in Zenara.  The Company negotiated an accelerated purchase of the business, which was contractually required to be completed in 2016 at a price that would have been determined by the financial performance of the Zenara business.  The purchase price negotiated for the 49% was $2,680.  Management believed it was economically beneficial to take control of the business to accelerate the execution of the Company’s strategy for the business.  Previously, Cambrex accounted for its investment in Zenara using the equity method of accounting.  Zenara’s results from the purchase date through December 31, 2014 are reflected in the consolidated financial statements of the Company and were not material.  See Notes 2, 4 and 8 to the Company’s consolidated financial statements for additional information.

Products

The Company uses its technical expertise in a wide range of chemical processes to meet the needs of its customers for high quality products and services for specialized applications.

The Company’s business is primarily comprised of the custom development and manufacture of pharmaceutical ingredients derived from organic chemistry.  Products and services are supplied globally to innovator and generic drug companies.  Products include APIs, pharmaceutical intermediates and, to a lesser extent, other fine chemicals.  The Company’s acquisition of Zenara also gives the Company the additional capability of producing final dosage form products.

(dollars in thousands, except per share data)

Index
The Company’s products and services are sold to a diverse group of several hundred customers, with one customer, Gilead Sciences, Inc., accounting for 24.0% of 2014 consolidated sales and 18.3% of 2013 consolidated sales.  The Company’s products are sold through a combination of direct sales and independent agents.  One API, an antiviral product, represented 22.9% of 2014 consolidated sales.  In 2013, two APIs, one an antiviral, and the other a gastrointestinal product that is sold to multiple customers, represented 18.3% and 10.0%, respectively, of consolidated sales.

The following table shows gross sales by geographic area:

	2014	2013	2012

Europe	$232,894	$210,463	$150,678
North America	117,477	86,974	105,439
Asia	12,865	13,800	12,827
Other	10,914	5,975	8,987
Total	$374,150	$317,212	$277,931

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

Research and Development

The Company's R&D program is designed to increase the Company's competitiveness by improving its technology and developing processes for the manufacture of new products to meet customer requirements.  The goals are to introduce innovative and proprietary products, improve manufacturing processes to reduce costs, improve quality and increase capacity to identify market opportunities that warrant significant technical expertise, and offer the prospects of a long-term, profitable business relationship.  R&D activities are performed at all of the Company's manufacturing facilities in the United States, Europe and India.  Approximately 160 employees are at least partially involved in R&D activities worldwide.

The Company spent $13,075, $10,387 and $9,544 in 2014, 2013 and 2012, respectively, on R&D efforts.

Patents and Trademarks

The Company has patent protection covering certain products, processes and services.  In addition, the Company also relies on know-how and trade secrets (related to many of its manufacturing processes and techniques not generally known to other companies) for developing and maintaining its market position.  The Company currently owns 14 issued patents and has 24 patent applications pending in the United States and owns 161 patents and has 109 patent applications pending in foreign countries covering various technologies.  The Company seeks to protect its proprietary technology and prepares new patent applications as it develops new inventions.

(dollars in thousands, except per share data)

Index
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

The Company has entered into a worldwide perpetual license agreement with Celgene Corporation and Celgro Corporation that gives the Company the exclusive rights to certain intellectual property, including know-how and technology, relating to the development and manufacture of chirally pure bulk APIs.  This intellectual property is related to amphetamine salts currently sold by the Company.  Under the terms of this agreement, the Company pays no royalties or fees related to its use of this intellectual property.

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

Known environmental matters that may result in liabilities to the Company and the related estimates and accruals are summarized in Note 20 to the Company’s consolidated financial statements.

The Company’s policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations.  The Company believes it is in compliance with such requirements and has adequate professional staff and systems in place to remain in compliance.  In some cases, compliance can only be achieved by capital expenditures, and the Company made capital expenditures of $3,733, $3,554 and $3,757 in 2014, 2013 and 2012, respectively, for environmental projects.  As the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related capital and other expenditures may increase.  The Company considers costs for environmental compliance to be a normal cost of doing business and includes such costs in pricing decisions.

(dollars in thousands, except per share data)

Index
Employees

At December 31, 2014, the Company had 1,117 employees worldwide (803 of whom were from international operations) compared with 936 employees at December 31, 2013 and 891 at December 31, 2012.

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

Export and International Sales

Export sales from the Company’s domestic operations in 2014, 2013 and 2012 amounted to $101,101, $86,850 and $32,872, respectively.  Sales from international operations were $187,415, $164,010, and $168,202 in 2014, 2013 and 2012, respectively.  Refer to Note 18 to the Company’s consolidated financial statements.

Additional Information

Cambrex Corporation was incorporated as a Delaware corporation in 1981.  The Company’s principal office is located at One Meadowlands Plaza, East Rutherford, NJ 07073 and its telephone number is (201) 804-3000.

This Annual Report on Form 10-K, the Company’s Quarterly Reports on Form 10-Q, the Company’s Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Company’s website www.cambrex.com  as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  The most recent certifications by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Annual Report on Form 10-K.  The Company also files with the New York Stock Exchange (“NYSE”) the Annual Chief Executive Officer Certification as required by Section 303A.12.(a) of the NYSE Listed Company Manual.

The following corporate governance documents are available free of charge on the Company’s website:  the charters of its Audit, Regulatory Affairs, Compensation and Governance Committees, Corporate Governance Guidelines, Code of Business Conduct and Ethics and Independence Standards for Directors.  These corporate governance documents are also available in print to any stockholder requesting a copy from the corporate secretary at the principal executive offices.  Information contained on the website is not part of this report.  The Company will also post on its website any amendments to or waivers of its Code of Business Conduct and Ethics that relate to its Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

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

(dollars in thousands, except per share data)

Index
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

(dollars in thousands, except per share data)

Index
Refer to Note 20 to the Company’s consolidated financial statements for a discussion of the Company’s environmental and legal matters.

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

In matters where the Company has been able to reasonably estimate its liability, the Company has accrued for the estimated costs associated with the study or remediation of applicable sites not owned by the Company and the Company's current and former operating sites.  Reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information become available.  In some jurisdictions in which the Company operates, such as Hyderabad, India, environmental, health and safety regulations are still early in their development, and the Company cannot determine how these laws will be implemented and the impact of such regulation on the Company.  Given the uncertainties regarding the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental losses in excess of its reserves.

Refer to Note 20 to the Company’s consolidated financial statements for a discussion of the Company’s environmental and legal matters.

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

(dollars in thousands, except per share data)

Index

The Company also indemnifies its officers and directors for certain events or occurrences while the officer or director was serving at the Company’s request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.  Although the Company has a director and officer insurance policy that covers a portion of any potential exposure, the Company could be materially adversely affected if it were required to pay damages or incur legal costs in connection with a claim above its insurance limits.

Any claims beyond the Company’s insurance coverage limits, or that are otherwise not covered by the Company’s insurance, may result in substantial costs and a reduction in its available capital resources.

The Company maintains property insurance, employer’s liability insurance, product liability insurance, general liability insurance, business interruption insurance, and directors and officers liability insurance, among others.  Although the Company maintains what it believes to be adequate insurance coverage, potential claims may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could cause an adverse effect on the Company’s business, financial condition and results from operations.  Generally, the Company would be at risk for the loss of inventory that is not within customer specifications.  These amounts could be significant.  In addition, in the future the Company may not be able to obtain adequate insurance coverage or the Company may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage.

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

The Company expanded its large-scale manufacturing capacity to support expected growth in the business.  There can be no assurance that sales volumes will be sufficient to ensure the economical operation of this expanded capacity, in which case, the Company’s results of operations could be adversely affected.

(dollars in thousands, except per share data)

Index
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

(dollars in thousands, except per share data)

Index

The Company has a significant amount of debt.

The Company has a $250,000 revolving credit facility of which $60,000 was outstanding at December 31, 2014.  This facility expires in November 2016.  If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the credit facility, it will be in default.  This current debt arrangement requires the Company to comply with specified financial ratios. The Company’s ability to comply with these ratios may be affected by events beyond its control.

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

The Company has significant funds held in bank deposits, money market funds and other accounts at certain financial institutions.  A significant portion of the funds held in these accounts exceed insurable limits.  In the normal course of business, the Company maintains cash balances with European Union banks ranging from the equivalent of $1,000 - $10,000. The Company routinely monitors the risks associated with these institutions and diversifies its exposure by maintaining smaller balances with multiple financial institutions.  If any of the financial institutions where the Company has deposited funds were to fail, the Company may lose some or all of its deposited funds. Such a loss could have a material adverse effect on the Company’s liquidity, business, financial condition, results of operations and cash flows.

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

There are a number of significant risks arising from the Company’s international business and the establishment of foreign operations, including:

•	the possibility that nations or groups could boycott its products;
•	inflation, foreign currency exchange rates and the impact of shifts in the U.S. and local economies on those rates;
•	general economic decline or political unrest in the markets in which it operates;
•	geopolitical risks, terrorism, or acts of war or hostility;

(dollars in thousands, except per share data)

Index

•	compliance with local laws and regulations including laws restricting the inflow of capital or cash and unexpected changes in regulatory requirements;

•	the difficulties and expenses of compliance with a wide variety of foreign laws and regulations;

•	longer accounts receivable cycles in certain foreign countries;

•	import and export licensing requirements;

•	government sanctions may reduce or eliminate the Company’s ability to sell its products in certain countries; and

•	the protection of the Company’s intellectual property and that of its customers.

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

(dollars in thousands, except per share data)

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

The Company may experience difficulties implementing its new global enterprise resource planning system.

The Company is engaged in a multi-year implementation of a new global enterprise resource planning system (“ERP”). The ERP is designed to accurately maintain the Company’s books and records and provide information important to the operation of the business to the Company’s management team. The Company’s ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties.  Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect the Company’s ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate its business. While the Company has invested significant resources in planning and project management, significant implementation issues may arise.

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

As a matter of course, the Company is regularly audited by federal, state, and foreign tax authorities.  From time to time, these audits result in proposed assessments.  In recent years, the Company utilized significant tax attributes such as domestic federal foreign tax credits to reduce U.S. cash taxes.  While the Company believes that it has adequately provided for any taxes related to these items, and taxes related to all other aspects of its business, any such assessments or future settlements may be materially different than it has provided.  Refer to Note 10 to the Company’s consolidated financial statements for a discussion of the Company’s income taxes.

The Company has deferred tax assets that it may not be able to use under certain circumstances.

If the Company is unable to generate future taxable income of sufficient amounts and type in certain jurisdictions, or if there is a significant change in tax rates or the time period within which taxable income is recognized, the Company could be required to increase its valuation allowances against its deferred tax assets resulting in an increase in its recorded tax expense and a potential adverse impact on future results.

Low investment performance by the Company’s defined benefit pension plan assets or other events including changes in regulations or actuarial assumptions may increase the Company’s pension expense, and may require the Company to fund a larger portion of its pension obligations, thus diverting funds from other potential uses.

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

Item 1B	Unresolved Staff Comments.

None.

Item 2	Properties.

Set forth below is information relating to manufacturing facilities owned by the Company as of December 31, 2014:

Location	Acreage	Operating Subsidiary	Primary Product Lines Manufactured

Charles City, Iowa	57 acres	Cambrex	APIs and Pharmaceutical Intermediates
Charles City, Inc.

Karlskoga, Sweden	42 acres	Cambrex	APIs and Pharmaceutical Intermediates
Karlskoga AB

Paullo (Milan), Italy	12 acres	Cambrex	APIs and Pharmaceutical Intermediates
Profarmaco Milano S.r.l.

Hyderabad, India	2 acres	Zenara Pharma Private Limited	Final Dosage Form Products

(dollars in thousands, except per share data)

Index
The Company leases 10,000 square feet in Tallinn, Estonia which has a lease term ending in April 2024 and leases 6,000 square feet in Wiesbaden, Germany which has a lease term ending in December 2015.  The Company believes its operating facilities to be in good condition, well-maintained and adequate for its current needs.

The Company’s corporate headquarters are located in East Rutherford, N.J.

Item 3	Legal Proceedings.

See "Environmental and Safety Regulations and Proceedings" under Item 1 and Note 20 to the Company’s consolidated financial statements with respect to various proceedings involving the Company in connection with environmental matters.  The Company is party to a number of other proceedings also discussed in Note 20 to the Company’s consolidated financial statements.

Item 4	Mine Safety Disclosures.

None.
PART II

Item 5	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock, $0.10 par value, is listed on the NYSE under the symbol CBM.  The following table sets forth the closing high and low sales price of the common stock as reported on the NYSE:

2014	High	Low

First Quarter	$22.18	$16.25
Second Quarter	22.14	17.55
Third Quarter	22.67	18.68
Fourth Quarter	24.12	16.33

2013	High	Low

First Quarter	$12.79	$11.27
Second Quarter	14.76	11.78
Third Quarter	15.55	12.76
Fourth Quarter	19.50	13.16

As of January 30, 2015, the Company estimates that there were approximately 6,915 beneficial holders of the outstanding common stock of the Company.

The Company does not anticipate paying cash dividends in the foreseeable future.

(dollars in thousands, except per share data)

Index
2014 Equity Compensation Table

The following table provides information as of December 31, 2014 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

	Column (a)	Column (b)	Column (c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,026,172	$12.24	640,331
Equity compensation plans not approved by security holders	44,500	$4.57	-

Total	2,070,672		640,331

The material features of the equity compensation plan under which equity securities are authorized for issuance that was adopted without stockholder approval are described below:

2000 Employee Performance Stock Option Plan

The 2000 Employee Stock Option Plan (the “2000 Plan”) was used to fund awards for Non-Executive Employees of the Company.  The 2000 Plan is administered by the Compensation Committee of the Board of Directors, and that Committee may delegate responsibilities to others to assist in administering the 2000 Plan.  The total number of shares of common stock which may be issued on exercise of stock options shall not exceed 500,000 shares, subject to adjustment in accordance with the 2000 Plan.  No participant shall be granted options to purchase more than 100,000 shares of common stock in any twelve month period.  The options were priced at fair market value on the date of grant and expire up to 10 years after the date of grant.  If the employment of a participant terminates, other than as a result of death, disability or retirement, all unexercised awards shall be cancelled.  In the event of death, disability or retirement, the options will expire one year from the date of the event.  As of December 31, 2014 there were no shares remaining for future issuance under this plan.

(dollars in thousands, except per share data)

Index
Comparison of Five-Year Cumulative Total Returns

The comparative stock performance graph below compares the five-year cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2009, to the close of the last trading day of 2014, in each of (i) Cambrex common stock, (ii) the S&P 500 Index and (iii) an index of the Company’s peer group. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

The Company’s commercial activities are focused on manufacturing and marketing to customers concentrated in the Life Sciences Industry (including pharmaceutical chemicals and intermediates).  Although the Company’s products are diverse, the Company believes that an index of its peer group based on its GICS code is a reasonable comparison group for the commercial activities on which it currently focuses.  The peer group is for S&P GICS code 352030, Life Sciences Tools & Services, and is comprised of 54 companies as of December 31, 2014.

(dollars in thousands, except per share data)

Index
Item 6	Selected Financial Data.

The following selected consolidated financial data of the Company for each of the five years in the period through December 31, 2014 are derived from the audited financial statements.  The consolidated financial statements of the Company as of December 31, 2014 and 2013 and for each of the years in the three year period ended December 31, 2014 and the reports of the independent registered public accounting firm are included elsewhere in this annual report.  The data presented below should be read in conjunction with the financial statements of the Company, the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere.

	Years Ended December 31,
	2014(1)	2013(2)	2012(3)	2011(4)	2010(5)
INCOME DATA:
Gross sales	$374,150	$317,212	$277,931	$254,475	$226,436
Net revenues	374,613	318,176	276,501	255,653	226,992
Gross profit	123,798	102,904	90,487	74,084	66,866
Selling, general and administrative expenses	52,489	47,568	45,248	39,227	34,024
Research and development expenses	13,075	10,387	9,544	11,037	10,305
Restructuring expenses	-	-	-	-	1,293
Merger and acquisition expenses	-	-	-	-	997
Loss on voluntary pension settlement	7,170	-	-	-	-
Gain on sale of asset	(1,234)	(4,680)	-	-	-
Operating profit	52,298	49,629	35,695	23,820	20,247
Interest expense, net	2,174	2,242	2,439	2,373	4,391
Equity in losses of partially-owned affiliates	4,623	2,262	1,766	1,621	286
Other (income)/expenses, net	(5)	118	122	(111)	596
Income before income taxes	45,506	45,007	31,368	19,937	14,974
(Benefit)/provision for income taxes	(12,627)	14,732	(31,861)	6,202	5,665
Income from continuing operations	58,133	30,275	63,229	13,735	9,309
(Loss)/income from discontinued operations, net of tax	(830)	(4,360)	(926)	(2,767)	338
Net income	57,303	25,915	62,303	10,968	9,647

EARNINGS PER SHARE DATA:
Earnings/(loss) per common share (basic):
Income from continuing operations	$1.89	$1.00	$2.13	$0.46	$0.32
(Loss)/income from discontinued operations, net of tax	$(0.03)	$(0.14)	$(0.03)	$(0.09)	$0.01
Net income	$1.86	$0.86	$2.10	$0.37	$0.33
Earnings/(loss) per common share (diluted):
Income from continuing operations	$1.84	$0.98	$2.09	$0.46	$0.32
(Loss)/income from discontinued operations, net of tax	$(0.03)	$(0.14)	$(0.03)	$(0.09)	$0.01
Net income	$1.81	$0.84	$2.06	$0.37	$0.33
Weighted average shares outstanding (in thousands):
Basic	30,763	30,150	29,703	29,468	29,361
Diluted	31,643	30,901	30,314	29,564	29,468

BALANCE SHEET DATA: (at end of period)
Working capital	$128,791	$105,289	$61,487	$77,476	$82,146
Total assets	487,072	458,037	385,731	342,831	351,751
Long-term debt	60,000	79,250	64,000	98,000	115,900
Total stockholders' equity	251,226	210,220	163,297	100,341	107,635

(dollars in thousands, except per share data)

Index
(1)
Income from continuing operations includes a pre-tax gain on the sale of land of $1,234 reduced for tax expense of $387, a charge of $7,170 related to a voluntary lump sum pension settlement, a loss of $4,122 related to the purchase of the remaining shares in Zenara, a benefit of $26,902 for the release of a valuation allowance and a benefit of $3,948 for the settlement of tax disputes.  Loss from discontinued operations includes pre-tax charges of $1,277, reduced for a tax benefit of $447, for environmental remediation related to sites of divested businesses.

(2)
Income from continuing operations includes a pre-tax gain on the sale of an office building of $4,680 reduced for tax expense of $1,470, and a tax benefit related to changes in tax laws of $1,155.  Loss from discontinued operations includes pre-tax charges of $6,708, reduced for a tax benefit of $2,348, for environmental remediation related to sites of divested businesses.

(3)
Income from continuing operations includes the release of a valuation allowance on domestic deferred tax assets of $36,287 and the impact on deferred taxes of a statutory rate change of $1,328.  Loss from discontinued operations includes pre-tax charges of $1,425, reduced for a tax benefit of $499, for environmental remediation related to sites of divested businesses.

(4)	Loss from discontinued operations includes pre-tax charges of $2,851 for environmental remediation, net of insurance proceeds, related to sites of divested businesses.

(5)
Income from continuing operations includes pre-tax charges of $1,293 for certain one-time employee benefits relating to the plan to optimize operations at a manufacturing site to meet industry requirements, $997 for merger and acquisition expenses and $509 for currency losses pursuant to the purchase of Zenara.   Income from discontinued operations includes a benefit of $1,652 as a result of the expiration of a contingent liability, charges of $1,144 for environmental remediation, net of insurance proceeds, and $170 for a worker's compensation claim, all related to sites of divested businesses.

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

The Company’s business primarily consists of three manufacturing facilities.  These facilities mainly manufacture APIs, pharmaceutical intermediates and, to a lesser extent, other fine chemicals.  The Company also owns Zenara, a pharmaceutical company with final dosage form manufacturing capabilities based in India and is not material to the financial results at this time.

The following significant events, which are explained in detail on the following pages, occurred during 2014:

•	Gross sales in 2014 increased 17.9% to $374,150 from $317,212 in 2013. Foreign currency exchange unfavorably impacted sales 1.5%.

•	Operating profit increased 5.4% to $52,298 from 2013. Excluding certain one-time events, operating profit increased 29.6%.

•	Debt, net of cash, decreased $42,023 to $14,482 during 2014.

•	A charge of $7,170 was recorded within operating profit for a voluntary lump sum pension settlement.

•	A charge of $4,122 related to the acquisition of the remaining interest in Zenara.

•	A gain of $1,234 was recorded within operating profit for the sale of land.

•	A tax benefit of $26,902 was recorded for the release of a valuation allowance.

•	A tax benefit of $3,948 was recorded for the settlement of tax disputes.

(dollars in thousands, except per share data)

Index
Gross sales in 2014 of $374,150 were $56,938 or 17.9% higher than 2013.  Excluding foreign currency, sales increased 19.4% as a result of higher volumes (+19.7%) partially offset by slightly lower pricing (-0.3%). The volume increase was primarily due to higher sales of certain branded APIs, controlled substances and generic APIs.  Also contributing to the increase in sales is the inclusion of Zenara’s results in the Company’s consolidated financial statements subsequent to the purchase of the remaining shares in Zenara during the second quarter of 2014. Zenara’s sales were $4,225 subsequent to the purchase.

Gross margins of 33.1% in 2014 were higher compared to 32.4% in 2013.  2014 gross margins included a 0.6% favorable impact from foreign currency versus 2013.  Excluding the foreign currency impact, gross margins were relatively flat.  Margins were positively impacted by favorable product mix and plant efficiencies mostly offset by higher production costs and lower pricing.

The Company reported income from continuing operations of $58,133, or $1.84 per diluted share in 2014, compared to $30,275 or $0.98 per diluted share in 2013.

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

(dollars in thousands, except per share data)

Index
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

Income Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, and tax credit carryforwards, on a taxing jurisdiction basis using enacted tax rates in effect for the year in which the differences are expected to reverse or the tax credit carryforwards are expected to be realized.  The recoverability of deferred tax assets is dependent upon the Company’s assessment that it is more likely than not that sufficient future taxable income of the appropriate type and in the appropriate taxable years will be generated in the relevant tax jurisdictions to utilize the deferred tax assets.  When the Company determines that future taxable income will not be sufficient to utilize the deferred tax assets, a valuation allowance is recorded.  After release of a portion of the Company’s domestic valuation allowance in 2012 and 2014, the remaining domestic valuation allowance primarily relates to certain state deferred tax balances. The Company’s foreign valuation allowances primarily relate to net operating loss (“NOL”) carryforwards in foreign jurisdictions with little or no history of generating taxable income or where future profitability is uncertain.  The Company’s accounting for deferred taxes represents management’s best estimate of those future events. Changes in current estimates, due to unanticipated events, could have a material impact on the Company’s financial condition and results of operations.

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

(dollars in thousands, except per share data)

Index
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

Throughout 2014, the Company received updated customer projections that impacted current and future years’ income in amounts and type that support full utilization of the federal foreign tax credits.  Accordingly, the Company released the remaining domestic valuation allowance attributable to these foreign tax credits.  These valuation allowance releases resulted in a tax benefit to continuing operations of $26,902 in 2014.  The Company continues to provide a valuation allowance against a portion of foreign NOL carryovers and state items. It is possible that changes in the amount or type of future income could result in the release of additional valuation allowance attributable to these items in the future, or the establishment of a reserve against certain deferred tax assets for which the Company has no current reserves.

Environmental and Litigation Contingencies

The Company periodically assesses the potential liabilities related to any lawsuits or claims brought against it.  See Note 20 to the Company’s consolidated financial statements for a discussion of the Company’s current environmental and litigation matters, reserves recorded and its position with respect to any related uncertainties.  While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that the Company will incur an expense related to a settlement for such matters and whether a reasonable estimation of such probable loss, if any, can be made.  If probable and estimable, the Company accrues for the costs of investigation, remediation, settlements and legal fees.  Given the inherent uncertainty related to the eventual outcome of litigation and environmental matters, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions that the Company may have made with respect to their resolution from time to time.

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

(dollars in thousands, except per share data)

Index
The discount rate used to measure pension liabilities and costs is selected by projecting cash flows associated with plan obligations which are matched to a yield curve of high quality bonds.  The Company then selects the single rate that produces the same present value as if each cash flow were discounted by the corresponding spot rate on the yield curve.

Results of Operations

2014 Compared to 2013

Gross sales in 2014 of $374,150 were $56,938 or 17.9% higher than 2013.  Excluding foreign currency, sales increased 19.4% as a result of higher volumes (+19.7%) partially offset by slightly lower pricing (-0.3%). The volume increase was primarily due to higher sales of certain branded APIs, controlled substances and generic APIs.  Also contributing to the increase in sales is the inclusion of Zenara’s results in the Company’s consolidated financial statements subsequent to the purchase of the remaining shares in Zenara during the second quarter of 2014. Zenara’s sales were $4,225 subsequent to the purchase.

The Company’s products and services are sold to a diverse group of several hundred customers, with one customer accounting for 24.0% and 18.3% of 2014 and 2013 consolidated sales, respectively, and another customer accounting for 12.5% of 2012 consolidated sales.  The Company’s products are sold through a combination of direct sales and independent agents.  One API, an antiviral product, represented 22.9% of 2014 consolidated sales.

Gross profit in 2014 was $123,798 compared to $102,904 in 2013.  Gross margins of 33.1% in 2014 were higher compared to 32.4% in 2013.  2014 gross margins included a 0.6% favorable impact from foreign currency versus 2013.  Excluding the foreign currency impact, gross margins were relatively flat.  Margins were positively impacted by favorable product mix and plant efficiencies mostly offset by higher production costs and lower pricing.  2014 margins also benefited from the receipt of $1,900 from a business interruption insurance claim that covered 2014 and part of 2013.

Selling, general and administrative expenses of $52,489, or 14.0% of gross sales, in 2014 compared to $47,568, or 15.0%, in 2013. The increase in administrative expenses is mainly due to higher personnel (approximately $1,400) and medical expenses (approximately $700) as well as higher spending on costs related to completing the transaction to purchase the remaining shares in Zenara (approximately $500) and expenses related to due diligence on various acquisition opportunities (approximately $1,200). Sales and marketing expenses were also higher as a result of adding additional sales associates (approximately $1,400).

Research and development expenses of $13,075 were 3.5% of gross sales in 2014, compared to $10,387 or 3.3% of gross sales in 2013.  The increase is primarily due to increased headcount (approximately $1,800) and costs to develop a new generic drug product.

In the third quarter of 2014, the Company announced a program to offer a one-time option to elect to receive a voluntary lump-sum pension payout to certain former employees with deferred vested balances in the Company’s U.S. pension plan. As part of this voluntary lump-sum program, the Company settled $17,381 of pension obligations for the U.S. plan with an equal amount paid from plan assets. As a result, the Company recorded settlement losses of $7,170 reflecting the accelerated recognition of unamortized losses in the U.S. pension plan proportionate to the obligation that was settled. The loss on voluntary pension settlement is reflected as a separate line in the consolidated income statement with a corresponding balance sheet reduction in “Accumulated other comprehensive loss.”

Operating profit was $52,298 in 2014 compared to $49,629 in 2013.  The increase in operating profit is primarily due to higher gross profit and a gain on the sale of land of $1,234 partially offset by the pension settlement charge discussed above, higher operating expenses and a benefit related to a gain on sale of an office building of $4,680 in 2013.

(dollars in thousands, except per share data)

Index
Net interest expense was $2,174 in 2014 compared to $2,242 in 2013.  The decrease in net interest expense is attributed to a decrease in average borrowing partially offset by lower interest income and lower capitalized interest as a result of fewer large capital projects under construction in 2014. The average interest rate on debt was 2.4% in 2014 versus 2.3% in 2013.

Equity in losses of partially-owned affiliates was $4,623 and $2,262 in 2014 and 2013, respectively, primarily representing Zenara’s results. The Company’s portion of Zenara’s loss, prior to the purchase of the remaining shares in May 2014, was $458 and $1,956 for 2014 and 2013, respectively.  These amounts include amortization expense of $333 and $882 for 2014 and 2013, respectively. In addition, 2014 includes a loss of $4,122 related to the purchase of the remaining shares in Zenara.

The Company recorded a tax benefit of $12,627 in 2014 compared to expense of $14,732 in 2013.  The tax benefit for 2014 includes a benefit of $26,902 for a reversal of domestic valuation allowances.  The reversal of the valuation allowance in 2014 resulted from the Company’s assessment of realizability of domestic federal foreign tax credit carryforwards due to expected future U.S. taxable income in amounts and type that support utilization of these credits.  Excluding the effects of the valuation allowance reversal, tax audit settlements, the loss on voluntary pension settlement, the sale of the land, and the Zenara loss, the effective tax rate was 32.1% in 2014 compared to 32.7% in 2013.  The lower effective tax rate in 2014 was mostly due to differences in the geographical mix of income.

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued formal assessments against the subsidiary.  The Company had several favorable rulings in the courts on this matter, although the rulings were appealed by the tax authority.  At the same time, considering the hazards of litigation, the Company pursued settlement negotiations.  During the fourth quarter of 2014, the Company entered into a final settlement with the tax authority in order to avoid further litigation, without any admission of fault or breach of law.  The settlement required the Company to pay $1,487 in tax and interest during the fourth quarter of 2014 in full satisfaction of all liabilities for this matter, and in response the tax authority withdrew all pending litigation and renounced any outstanding claims.  The settlement did not impose any penalties on the Company. Therefore, in the fourth quarter of 2014 the Company decreased its remaining reserve for unrecognized tax benefits for this matter by $4,137.

Income from continuing operations in 2014 was $58,133 or $1.84 per diluted share, versus $30,275, or $0.98 per diluted share in 2013.  Income from continuing operations in 2014 includes a tax benefit of $26,902, or $0.85 per diluted share, resulting from the release of a valuation allowance on deferred tax assets.

2013 Compared to 2012

Gross sales in 2013 of $317,212 were $39,281 or 14.1% higher than 2012.  Excluding foreign currency, sales increased 12.8% as a result of higher volumes (+11.5%) and higher pricing (+1.3%). The volume increase was primarily due to higher sales of a recently approved branded API.  Partially offsetting this increase was lower volumes of generic APIs, controlled substances, branded APIs and products utilizing the Company’s drug delivery technology.

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

(dollars in thousands, except per share data)

Index
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

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued formal assessments against the subsidiary.  In 2010, the Company filed to litigate the matter.  The first court date, which pertained to the smaller of the assessments, was held in 2011, after which the court issued its ruling in favor of the Company.  The tax authorities appealed this ruling and the appeals court again ruled in the Company’s favor in 2012.   In 2013, the court issued additional rulings in favor of the Company.

Income from continuing operations in 2013 was $30,275 or $0.98 per diluted share, versus $63,229, or $2.09 per diluted share in 2012.  Income from continuing operations in 2012 includes a tax benefit of $36,287, or $1.20 per diluted share, resulting from the release of a valuation allowance on deferred tax assets.

(dollars in thousands, except per share data)

Index
Liquidity and Capital Resources

During 2014, cash flows from operations provided $64,968, compared to $36,874 in the same period a year ago.  The increase in cash flows from operations in 2014 compared to 2013 was largely due to collections of accounts receivable as a result of large shipments in the fourth quarter of 2013, changes in inventory levels and higher net income.  Cash flows used in investing activities in 2014 of $24,798 mainly reflects cash flows related to capital expenditures of $23,323.  Cash flows used in financing activities in 2014 of $14,525 mainly reflects the pay down of the Company’s debt partially offset by proceeds from stock options exercised.  Debt, net of cash, decreased $42,023 during 2014.

In November 2011, the Company entered into a $250,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”) which expires in November 2016.  The Company pays interest on this Credit Facility at LIBOR plus 1.75% - 2.50% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios. The Company was in compliance with all financial covenants at December 31, 2014.

In March 2012, the Company entered into an interest rate swap with a notional value of $60,000, at a fixed rate of 0.92%, maturing in September 2015.  The Company’s strategy has been to cover a portion of its outstanding floating rate debt with fixed interest rate protection.  At December 31, 2014 the Company had floating rate debt of $60,000, which was fixed by the interest rate swap.

The 2014 and 2013 weighted average interest rates for long-term bank debt were 2.4% and 2.3%, respectively.

For 2015, capital expenditures are expected to be approximately $80,000 to $85,000.

Contractual Obligations

At December 31, 2014, the Company’s contractual obligations with initial or remaining terms in excess of one year were as follows:

	Total	2015	2016	2017	2018	2019	2020+

Long term debt	$60,000	$-	$60,000	$-	$-	$-	$-
Interest on debt	2,206	1,352	854	-	-	-	-
Operating leases	3,193	1,194	600	588	528	193	90
Purchase obligations	7,588	7,588	-	-	-	-	-
Contractual cash obligations	$72,987	$10,134	$61,454	$588	$528	$193	$90

In addition to the contractual obligations listed above, the Company expects to contribute approximately $1,900 in cash to its U.S. defined-benefit pension plan in 2015.  It is possible that higher pension contributions could be required in 2016 and beyond.  For the unfunded SERP and international pension plans, the Company expects to make benefit payments of approximately $1,300 in 2015 and similar amounts in 2016 through 2018.  See Note 17 to the Company’s consolidated financial statements for details on the Company’s unfunded balance related to its pension plans.  Also not included in the table above is $2,132 of uncertain tax positions due to uncertainties surrounding the timing of the obligation. See Note 10 to the Company’s consolidated financial statements.  The Company may be required to make cash payments to remediate certain environmental sites at unknown future periods as discussed in Note 20 to the Company’s consolidated financial statements.

See Notes 11, 17, 19 and 20 to the Company’s consolidated financial statements for additional information regarding the Company’s pension plans, debt and other commitments.

(dollars in thousands, except per share data)

Index
The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, interest rates, returns on assets within the Company’s domestic pension plan that are significantly below expected performance, tax audit payments, as well as other factors.  See the Risk Factors section of this document for further explanation of factors that may negatively impact the Company’s cash flows.  Any change in the current status of these factors could adversely impact the Company's ability to fund operating cash flow requirements.

Market Risks

Currency Risk Management

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by international operations which are primarily denominated in the U.S. dollar, euro and Swedish krona. The Company may use foreign currency exchange forward contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations.   The notional amount of these contracts as of December 31, 2014 was $3,632.  The foreign exchange contracts have varying maturities with none exceeding twelve months.

With respect to the contracts outstanding at December 31, 2014, a 10% fluctuation of the local currency over a one-year period would cause approximately $350 pre-tax earnings to be at risk.  These calculations do not include the impact of exchange gains or losses on the underlying positions that would offset the gains and losses of the derivative instrument.

Interest Rate Management

The Company has employed a plan to mitigate interest rate risk by entering into an interest rate swap agreement.  The swap is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount.  As of December 31, 2014, the Company had an interest rate swap in place with a notional value of $60,000, at a fixed rate of 0.92% and a maturity date of September 2015.  The Company’s strategy has been to cover a portion of outstanding bank debt with interest rate protection.  At December 31, 2014, the coverage was 100% of the Company’s variable interest rate debt.  Since all outstanding debt is at a fixed rate, there would be no impact to the Company’s earnings and cash flows given a change in market interest rates.

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

(dollars in thousands, except per share data)

Index
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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. These reserves were $9,595 and $10,881 at December 31, 2014 and 2013, respectively. The decrease in the reserve includes payments of $2,269 and the impact of currency translation of $226 partially offset by adjustments to reserves of $1,209. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

CasChem

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company intends to continue implementing a sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs.  As of December 31, 2014, the Company’s reserve for the investigation of site conditions was $193.

Cosan

The Company has implemented a sampling and pilot program in Clifton, New Jersey pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs.  As of December 31, 2014, the Company’s reserve was $1,191.

Additionally, the Company has implemented a sampling and pilot program in Carlstadt, New Jersey pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs. As of December 31, 2014, the Company’s reserve was $1,063.

(dollars in thousands, except per share data)

Index
Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey.  These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek site. The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement (“Agreement”) and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with the other PRPs in the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs.  As of December 31, 2014, the Company’s reserve was $388 to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.   Due to the very preliminary and uncertain nature of any estimates related to the method and costs of any remediation solution, the number of eventual PRPs, and their respective proportion of remediation costs, the Company’s liability cannot be reasonably estimated at this time; as such, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company’s results of operations in any future reporting period is not known.

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

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986.  The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA.  The PRPs will continue implementing the ground water remediation at the site. As of December 31, 2014, the Company’s reserve was $322 to cover remaining ground water remediation and long-term monitoring.

Harriman Site

Subsidiaries of Cambrex and Pfizer are named as responsible parties for the Company’s former Harriman, New York production facility by the New York State Department of Environmental Conservation (“NYSDEC”).  A final ROD (“Record of Decision”) describing the Harriman site remediation responsibilities for Pfizer and the Company was issued in 1997 (the "1997 ROD") and incorporated into a federal court Consent Decree in 1998 (the “Consent Decree”).  Site clean-up work under the 1997 ROD is ongoing and is being jointly performed by Pfizer and the Company, with NYSDEC oversight.  ELT Harriman, LLC ("ELT"), the current owner of the Harriman site, is conducting other investigation and remediation activities under a separate NYSDEC directive.

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

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC.  The Company estimated the range for its share of the liability at the site to be between $2,000 and $7,000.  As of December 31, 2014, the Company’s reserve was $3,615.  At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

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

(dollars in thousands, except per share data)

Index
Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary.  The PRPs are in the process of implementing a final remedy at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). For over a decade, the remediation has been funded by de minimus settlements and by the insurers of the SCP Superfund site’s owners and operators.  However, due to an unexpected increase in remediation costs at the site and costs related to SCP’s involvement in the Berry’s Creek investigation, the PRP group approved the assessment of an additional cash contribution by the PRP group.  While the Company continues to dispute the methodology used by the PRP group to arrive at its allocation for the cash contribution, the Company has paid the recent funding requests in 2010 and 2014.  The next funding request is expected in 2015. A final allocation of SCP Site costs is expected to be developed concurrent with the final allocation process for Berry’s Creek Study Area starting in 2015.  As of December 31, 2014, the Company’s reserve was $1,039, of which approximately $737 is expected to be covered by insurance.

Newark Bay Complex

Two subsidiaries of the Company were named along with several hundred third-party defendants in a third-party complaint filed in February 2009, by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”) relating to a N.J. state action concerning the  Passaic River, Newark Bay, Hackensack River, Arthur Kill, Kill Van Kull and adjacent waters (the “Newark Bay Complex”).  The Company settled this case which resolved certain New Jersey state based claims related to the Newark Bay Complex. The settlement will require Maxus and Tierra to re-file  any further claims against the Company in federal court.   In preparation for any such federal or similar claims, the Company is currently monitoring developments regarding the Newark Bay Complex.  Due to the uncertainty of the future scope and timing of any such claims, the Company’s liability cannot be reasonably estimated at this time, and as such, no accrual is recorded for these potential future costs.

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

Additionally, as permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's, director's or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that covers a portion of any potential exposure.  The Company currently believes the estimated fair value of its indemnification agreements is not material based on currently available information, and as such, the Company had no liabilities recorded for these agreements as of December 31, 2014.

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

(dollars in thousands, except per share data)

Index
Item 7A	Quantitative and Qualitative Disclosures about Market Risk.

The information required in this section can be found in the “Market Risks” section of Item 7 on page 31 of this Form 10-K.

Item 8	Financial Statements and Supplementary Data.

The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

Page Number (in this Report)

Reports of Independent Registered Public Accounting Firm	37
Consolidated Balance Sheets as of December 31, 2014 and 2013	39
Consolidated Income Statements for the Years Ended December 31, 2014, 2013 and 2012	40
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012	41
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2014, 2013 and 2012	42
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	43
Notes to Consolidated Financial Statements	44
Selected Quarterly Financial and Supplementary Data (unaudited)	76

The financial statement schedules are filed pursuant to Item 15 of this report.

Index
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cambrex Corporation,
We have audited the accompanying consolidated balance sheets of Cambrex Corporation as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambrex Corporation at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cambrex Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 6, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Woodbridge, NJ
February 6, 2015

Index
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Cambrex Corporation,
We have audited Cambrex Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cambrex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Cambrex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cambrex Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 6, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA LLP
Woodbridge, NJ
February 6, 2015

Index
CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$45,518	$22,745
Trade receivables, less allowances of $346 and $1,058 at respective dates	77,124	71,276
Other receivables	10,610	12,943
Inventories, net	85,630	89,965
Prepaid expenses and other current assets	8,688	5,631
Total current assets	227,570	202,560
Property, plant and equipment, net	163,567	171,966
Goodwill	43,912	38,670
Intangible assets, net	8,902	4,011
Investments in and advances to partially-owned affiliates	665	13,364
Deferred income taxes	38,424	19,799
Other non-current assets	4,032	7,667
Total assets	$487,072	$458,037
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,670	$29,052
Deferred revenue	14,095	20,121
Accrued expenses and other current liabilities	41,014	48,098
Total current liabilities	98,779	97,271
Long-term debt	60,000	79,250
Deferred income taxes	10,545	12,835
Accrued pension benefits	50,949	40,123
Other non-current liabilities	15,573	18,338
Total liabilities	235,846	247,817
Commitments and contingencies (see Notes 19 and 20)
Stockholders' equity:
Common Stock, $.10 par value; authorized 100,000,000 issued 32,836,930 and 32,240,795 shares at respective dates	3,284	3,223
Additional paid-in capital	119,265	109,765
Retained earnings	188,481	131,178
Treasury stock, at cost, 1,738,624 and 1,757,530 shares at respective dates	(14,823)	(14,984)
Accumulated other comprehensive loss	(44,981)	(18,962)
Total stockholders' equity	251,226	210,220
Total liabilities and stockholders' equity	$487,072	$458,037

See accompanying notes to consolidated financial statements.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(dollars in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012

Gross Sales	$374,150	$317,212	$277,931
Commissions, allowances and rebates	2,306	1,351	2,503
Net sales	371,844	315,861	275,428
Other revenues	2,769	2,315	1,073
Net revenues	374,613	318,176	276,501
Cost of goods sold	250,815	215,272	186,014
Gross profit	123,798	102,904	90,487

Selling, general and administrative expenses	52,489	47,568	45,248
Research and development expenses	13,075	10,387	9,544
Operating expenses	65,564	57,955	54,792

Loss on voluntary pension settlement	7,170	-	-
Gain on sale of asset	(1,234)	(4,680)	-

Operating profit	52,298	49,629	35,695
Other expenses/(income)
Interest expense, net	2,174	2,242	2,439
Equity in losses of partially-owned affiliates	4,623	2,262	1,766
Other (income)/expenses, net	(5)	118	122
Income before income taxes	45,506	45,007	31,368
(Benefit)/provision for income taxes	(12,627)	14,732	(31,861)
Income from continuing operations	58,133	30,275	63,229
Loss from discontinued operations, net of tax	(830)	(4,360)	(926)
Net income	$57,303	$25,915	$62,303
Basic earnings per share
Income from continuing operations	$1.89	$1.00	$2.13
Loss from discontinued operations, net of tax	$(0.03)	$(0.14)	$(0.03)
Net income	$1.86	$0.86	$2.10
Diluted earnings per share
Income from continuing operations	$1.84	$0.98	$2.09
Loss from discontinued operations, net of tax	$(0.03)	$(0.14)	$(0.03)
Net income	$1.81	$0.84	$2.06
Weighted average shares outstanding:
Basic weighted average shares outstanding	30,763	30,150	29,703
Effect of dilutive stock based compensation	880	751	611
Diluted weighted average shares outstanding	31,643	30,901	30,314

See accompanying notes to consolidated financial statements.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Years Ended December 31,
	2014	2013	2012

Net income	$57,303	$25,915	$62,303

Foreign currency translation adjustments:
Unrealized net change arising during the period	(21,400)	4,813	4,066

Foreign currency forward contracts:
Unrealized net loss	-	-	(51)
Reclassification adjustments for gains included in net income	-	-	(329)
Income taxes	-	-	110

Interest rate swap agreement:
Unrealized net losses	(152)	(130)	(1,253)
Reclassification adjustments for losses included in net income	465	444	323
Income taxes	(109)	(110)	326

Pension plans:
Actuarial (loss)/gain
Actuarial (loss)/gain arising during the period	(18,338)	13,651	(4,413)
Amortization to net income of net actuarial loss	802	1,339	1,140

Prior service cost
Amortization to net income of net prior service cost	50	50	110

Lump-sum pension payout	7,170	-	-

Income taxes	5,493	(4,928)	(2,533)
Comprehensive income	$31,284	$41,044	$59,799

See accompanying notes to consolidated financial statements.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Common Stock
	Shares Issued	Par Value ($.10)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2011	31,441,138	$3,143	$101,646	$42,960	$(15,821)	$(31,587)	$100,341
Net income				62,303			62,303
Other comprehensive loss						(2,504)	(2,504)
Exercise of stock options	263,092	26	1,329				1,355
Vested restricted stock			(604)		604		-
Stock option expense			1,303				1,303
Restricted stock expense			446				446
Performance stock expense			53				53
Balance at December 31, 2012	31,704,230	$3,169	$104,173	$105,263	$(15,217)	$(34,091)	$163,297
Net income				25,915			25,915
Other comprehensive income.						15,129	15,129
Exercise of stock options	536,565	54	3,170				3,224
Vested restricted stock			(534)		534		-
Stock option expense			1,994				1,994
Restricted stock expense			427				427
Performance stock expense			404				404
Share based compensation tax windfall			131				131
Repurchase of shares					(301)		(301)
Balance at December 31, 2013	32,240,795	$3,223	$109,765	$131,178	$(14,984)	$(18,962)	$210,220
Net income				57,303			57,303
Other comprehensive income						(26,019)	(26,019)
Exercise of stock options	596,135	61	4,142				4,203
Vested restricted stock			(161)		161		-
Stock option expense			2,491				2,491
Restricted stock expense			395				395
Performance stock expense			2,116				2,116
Share based compensation tax windfall			517				517
Balance at December 31, 2014	32,836,930	$3,284	$119,265	$188,481	$(14,823)	$(44,981)	$251,226

See accompanying notes to consolidated financial statements.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net income	$57,303	$25,915	$62,303
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	23,826	22,473	21,775
Non-cash deferred revenue	(17,873)	(10,093)	(238)
Loss on voluntary pension settlement	7,170	-	-
Increase in inventory reserve	5,343	2,329	2,790
Gain on sale of assets	(1,099)	(4,281)	(5)
Allowance for doubtful accounts	61	433	193
Stock based compensation	5,002	2,825	1,802
Deferred income tax provision	(16,025)	5,902	(40,712)
Equity in losses of partially-owned affiliates	4,623	2,262	1,766
Other	523	348	348
Changes in assets and liabilities:
Trade receivables	(8,955)	(27,707)	(6,310)
Inventories	(9,062)	(19,328)	(10,295)
Prepaid expenses and other current assets	(5,766)	(2,651)	(188)
Accounts payable and other current liabilities	12,369	10,107	3,134
Deferred revenue	11,773	18,644	10,748
Other non-current assets and liabilities	(2,387)	11,229	182
Discontinued operations:
Net cash used in discontinued operations	(1,858)	(1,533)	(3,747)
Net cash provided by operating activities	64,968	36,874	43,546

Cash flows from investing activities:
Capital expenditures	(23,323)	(57,320)	(18,156)
Proceeds from sale of assets	2,355	2,378	16
Advances to partially-owned affiliates	(1,404)	(1,655)	(2,047)
Acquisition of business and equity investment, net of cash acquired	(2,426)	-	-
Other	-	-	5
Net cash used in investing activities	(24,798)	(56,597)	(20,182)

Cash flows from financing activities:
Long-term debt activity (including current portion):
Borrowings	25,750	70,950	5,500
Repayments	(45,000)	(55,700)	(39,500)
Proceeds from stock options exercised	4,203	3,224	1,355
Other	522	(301)	(22)
Net cash (used in)/provided by financing activities	(14,525)	18,173	(32,667)

Effect of exchange rate changes on cash and cash equivalents	(2,872)	744	933
Net increase/(decrease) in cash and cash equivalents	22,773	(806)	(8,370)
Cash and cash equivalents at beginning of year	22,745	23,551	31,921
Cash and cash equivalents at end of year	$45,518	$22,745	$23,551

Supplemental disclosure:
Interest paid, net of capitalized interest	$2,068	$2,325	$2,556
Income taxes paid, net of refunds received	$6,725	$7,211	$5,068

See accompanying notes to consolidated financial statements.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(1)	The Company

Cambrex Corporation and Subsidiaries (the “Company” or “Cambrex”) primarily provides products and services worldwide to pharmaceutical companies and generic drug companies.  The Company is dedicated to accelerating its customers’ drug discovery, development and manufacturing processes for human therapeutics.  The Company’s products consist of active pharmaceutical ingredients (“APIs”) and pharmaceutical intermediates produced under Food and Drug Administration current Good Manufacturing Practices for use in the production of prescription and over-the-counter drug products.  Cambrex has three operating segments, which are manufacturing facilities that have been aggregated as one reportable segment.  A fourth facility is immaterial.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. In the normal course of business, the Company maintains cash balances with European Union banks ranging from the equivalent of $1,000 - $10,000. The Company routinely monitors the risks associated with these institutions and diversifies its exposure by maintaining smaller balances with multiple financial institutions.  Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion throughout the world. At December 31, 2014 and 2013, the Company had receivables with one customer totaling nearly 38% of overall accounts receivables. The Company does not consider this customer to pose any significant credit risk.

Derivative Instruments

Derivative financial instruments are periodically used by the Company primarily to mitigate a variety of working capital, investment and borrowing risks.  The Company primarily uses foreign currency forward contracts to minimize foreign currency exchange rate risk associated with foreign currency transactions.  Changes in the fair value on these forward contracts are recognized in earnings.  The Company uses interest rate swap instruments only as hedges.  As such, the differential to be paid or received in connection with these instruments is accrued and recognized in income as an adjustment to interest expense.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(2)	Summary of Significant Accounting Policies (continued)

None of the foreign currency forward contracts entered into during 2014 were designated for hedge accounting treatment. There were no foreign currency forward contracts entered into or outstanding in 2013.

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

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in costs of goods sold or operating expenses.  Interest is capitalized in connection with the construction and acquisition of assets that are capitalized over longer periods of time for larger amounts.  The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset’s estimated useful life.  Total interest capitalized in connection with ongoing construction activities was $128 in 2014, $298 in 2013 and negligible in 2012.

Impairment of Goodwill

The Company reviews the carrying value of goodwill to determine whether impairment may exist on an annual basis or whenever it has reason to believe goodwill may not be recoverable.  The annual impairment test of goodwill is performed during the fourth quarter of each fiscal year. The Company did not have an impairment for any of the years presented.

Goodwill impairment is determined by the Company using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of each reporting unit, determined using various valuation techniques, with the primary technique being a discounted cash flow analysis, to its carrying value.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(2)	Summary of Significant Accounting Policies (continued)

Based upon the Company’s  most recent analysis, with the exception of Zenara, the fair value of all other reporting units substantially exceeded their carrying values. Zenara, which was acquired during 2014, has an estimated fair value that closely approximates the carrying value.  The goodwill of Zenara was $9,715.  The Zenara business, based in India, has been in operation for a relatively short period of time compared to Cambrex’s other businesses, and competes with other low cost providers globally.  Cambrex’s current assumptions and those used at acquisition include adding a significant amount of new and profitable customers by utilizing Cambrex’s global sales force as well as making operational improvements to the business.  The business has few customers and is expected to operate at or slightly below breakeven in 2015.  Any negative changes in assumptions on new customers, volumes, or Cambrex’s ability to improve operations while maintaining a competitive cost structure could adversely affect the fair value of Zenara and result in significant goodwill or other long-lived asset impairment charges in 2015 or later.

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

The Company has investments in partially-owned affiliates.  It does not separately test an investee’s underlying assets for impairments but will recognize its share of any impairment charge recorded by an investee in earnings and consider the effect of the impairment on its investment.  A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred that is other than temporary. A loss in value of an investment that is other than a temporary decline would be recognized as an impairment if the fair value of that investment is less than its carrying amount.

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

Income Taxes

The Company and its eligible subsidiaries file a consolidated U.S. income tax return.  Foreign subsidiaries are consolidated for financial reporting but are not eligible to be included in the consolidated U.S. income tax return, however the earnings of foreign subsidiaries are generally taxed by the U.S. when repatriated and such U.S. tax may be reduced or eliminated by federal foreign tax credits based on the foreign income and withholding taxes paid or accrued by the foreign subsidiary.  Historically, the Company intended to reinvest foreign earnings indefinitely outside of the U.S. and only considered repatriating excess cash from foreign subsidiaries if it could utilize fully valued domestic tax attributes to completely offset any tax expense that would otherwise result.  Unrecognized foreign tax credits and fully valued foreign tax credit carryovers were available to offset any potential U.S. tax liability.  Therefore, the Company had not provided U.S. federal income taxes or foreign withholding taxes on its undistributed earnings from foreign operations prior to 2012.  During the fourth quarter of 2012, the Company completed a detailed forecast of foreign source income by jurisdiction as part of the ongoing process to evaluate its valuation allowance against deferred tax assets.  As part of this process, as well as a continuing desire to limit its credit and currency exposure for cash held in foreign currencies or in non-U.S. banks, the Company determined that it is likely that a portion of the undistributed earnings of its foreign subsidiaries will be repatriated to the U.S. in the future. Accordingly, in 2012 the Company changed its indefinite reinvestment assertion and now provides deferred taxes on certain undistributed foreign earnings.  Subject to limitations, U.S. income tax on such foreign earnings, when actually repatriated, may be reduced or eliminated by unrecognized foreign tax credits that may be generated in connection with the repatriation or by existing foreign tax credit carryforwards or other tax attributes for which valuation allowance was released.  The Company monitors available evidence and its plans for foreign earnings and expects to continue to provide deferred taxes based on the tax liability that would be due upon repatriation of amounts not considered permanently reinvested.

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

Foreign Currency

The functional currency of the Company's foreign subsidiaries is the applicable local currency.  The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year.  Adjustments resulting from the translation of foreign currency financial statements are accumulated in stockholders' equity until the entity is sold or substantially liquidated.  Gains or losses relating to transactions of a long-term investment nature are also accumulated in stockholders' equity.  Gains or losses resulting from third-party foreign currency transactions are included in the income statement as a component of other revenues in the consolidated income statement.  Foreign currency net transaction gains/(losses) were $186, ($133) and ($274) in 2014, 2013 and 2012, respectively.

Earnings per Common Share

All diluted earnings per share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, equity-settled performance shares and restricted stock units, using the treasury stock method.

For the years ended December 31, 2014, 2013 and 2012, shares of 940,038, 916,350, and 580,745, respectively, were not included in the calculation of diluted shares outstanding because the effect would be anti-dilutive.

Comprehensive Income

Included within accumulated other comprehensive income for the Company are foreign currency translation adjustments, changes in the fair value related to derivative instruments classified as cash flow hedges, net of related tax, and changes in the pensions, net of tax.  Total comprehensive income/loss for the years ended December 31, 2014 and 2013 are included in the Statements of Comprehensive Income.

The components of accumulated other comprehensive loss in stockholders’ equity are as follows:

	2014	2013

Foreign currency translation	$(11,410)	$9,990
Unrealized loss on hedging contracts, net of tax	(193)	(396)
Pensions, net of tax	(33,378)	(28,556)
Total	$(44,981)	$(18,962)

(3)	Impact of Recently Issued Accounting Pronouncements

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

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(3)	Impact of Recently Issued Accounting Pronouncements (continued)

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

(4)	Acquisitions

In May 2014, the Company purchased the remaining 49% interest in the stock of Zenara.  The Company negotiated an accelerated purchase of the business, which was contractually required to be completed in 2016 at a price that would have been determined by the financial performance of the Zenara business.  The purchase price negotiated for the 49% was $2,680.  Management believed it was economically beneficial to take control of the business to accelerate the execution of the Company’s strategy for the business.  The Company recorded $655 for the identifiable net liabilities of Zenara at fair market value, intangible assets of $4,900, a deferred tax liability related to the intangible asset of $1,666 and goodwill of $9,715.   The Company incurred acquisition related costs of $460 for the year ended December 31, 2014. These costs were expensed and included in “Selling, general and administrative expenses” in the Company’s income statement. Proforma financial information is not required as this acquisition  is not material. Refer to Note 8 for further disclosure.

(5)	Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories consist of the following:

	December 31,
	2014	2013

Finished goods	$24,200	$29,797
Work in process	27,640	31,990
Raw materials	28,558	22,580
Supplies	5,232	5,598
Total	$85,630	$89,965

The components of inventory stated above are net of reserves of $12,878 and $11,496 as of December 31, 2014 and 2013, respectively.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(6)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2014	2013

Land	$4,117	$4,312
Buildings and improvements	103,083	108,460
Machinery and equipment	365,623	398,490
Furniture and fixtures	1,821	1,884
Construction in progress	20,085	16,808
Total	494,729	529,954
Accumulated depreciation	(331,162)	(357,988)
Net	$163,567	$171,966

Depreciation expense was $23,296, $22,218 and $21,528 for the years ended December 31, 2014, 2013 and 2012, respectively.  Total capital expenditures in 2014 and 2013 were $29,898 and $41,600, respectively.

(7)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

Balance as of December 31, 2012	$37,312
Translation effect	1,358
Balance as of December 31, 2013	38,670
Acquisition of business	9,715
Translation effect	(4,473)
Balance as of December 31, 2014	$43,912

Acquired intangible assets, which are amortized, consist of the following:

		As of December 31, 2014
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	10 - 20 years	$8,228	$(1,141)	$7,087
Internal-use software	7 years	1,332	-	1,332
Customer-related intangibles	10 - 15 years	716	(233)	483
		$10,276	$(1,374)	$8,902

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(7)	Goodwill and Intangible Assets (continued)

		As of December 31, 2013
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	20 years	$4,192	$(786)	$3,406
Customer-related intangibles	10 - 15 years	814	(209)	605
		$5,006	$(995)	$4,011

The change in the gross carrying amount is related to the acquisition of the remaining 49% of Zenara and the impact of foreign currency translation.  The acquisition resulted in the recognition of technology- based intangibles of $4,900 in the second quarter of 2014.   During 2014, the Company began implementing a new enterprise resource planning system, as such, $1,332 has been capitalized and classified as internal-use software.

Amortization expense amounted to $530, $255 and $247 for the years ended December 31, 2014, 2013 and 2012, respectively.

Amortization expense related to current intangible assets is expected to be approximately $757 for 2015 and $884 for each of the next four years.

(8)	Partially-Owned Affiliates

In May 2014, the Company negotiated an accelerated purchase of Zenara, which was contractually required to be completed in 2016 at a price that would have been determined by the financial performance of the business. The purchase price negotiated for the remaining 49% was $2,680.  Management believed it was economically beneficial to take control of the business to accelerate the execution of the Company’s strategy for the business. The Company incurred acquisition related costs of $460 for the year ended December 31, 2014.

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

The Company recorded a loss of $458 related to Zenara and reflects activity through the date the remaining 49% was purchased.  This amount includes amortization expense of $333. The impact of its partial ownership stake in Zenara was a loss of $1,956 and $1,976 in 2013 and 2012, respectively, and is located within “Other expenses/(income)” as “Equity in losses of partially-owned affiliates” on the Company’s income statement.  These amounts include amortization expense of $882 and $965 in 2013 and 2012, respectively, and depreciation expense of $130 and $132 in 2013 and 2012, respectively.  During 2014 the Company advanced $1,282 to Zenara through the purchase date.  The Company advanced $1,514 and $1,594 to Zenara in 2013 and 2012, respectively.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(8)	Partially-Owned Affiliates (continued)

The Company’s financial statements reflect its share of Zenara’s results through the date the Company purchased the remaining 49% interest at which time Zenara became a wholly-owned subsidiary of the Company and included in the consolidated financial statements.  Partially-owned affiliates also includes two smaller joint ventures located in Europe and Brazil.   Investments in and advances to partially-owned affiliates were not material to the Company’s consolidated financial statements as of December 31, 2014.

(9)	Accrued Expense and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows:

	December 31,
	2014	2013

Salaries and employee benefits payable	$26,893	$26,211
Taxes payable and related reserves	5,420	10,168
Other	8,701	11,719
Total	$41,014	$48,098

(10)	Income Taxes

Income before income taxes consists of the following:

	December 31,
	2014	2013	2012

Domestic	$37,211	$23,068	$13,525
International	8,295	21,939	17,843
Total	$45,506	$45,007	$31,368

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(10)	Income Taxes (continued)

The provision for income taxes consist of the following provisions/(benefits):

	December 31,
	2014	2013	2012
Current:
Federal	$2,572	$630	$(177)
State	-	15	4
International	512	5,980	8,525
	3,084	6,625	8,352
Deferred:
Federal	$(14,965)	$7,014	$(36,287)
International	(746)	1,093	(3,926)
	(15,711)	8,107	(40,213)
Total	$(12,627)	$14,732	$(31,861)

The (benefit)/provision for income taxes differs from the statutory federal income tax rate of 35% for 2014, 2013 and 2012 as follows:

	December 31,
	2014	2013	2012

Income tax provision at U.S federal statutory rate	$15,927	$15,752	$10,979
Effect of foreign income taxed at rates other than the U.S. federal statutory rate	751	242	(451)
Foreign income inclusions	2,742	-	4,563
Tax credits	(2,692)	(250)	(177)
Changes in tax laws	-	(1,155)	(1,329)
Tax audit settlements	(3,948)	-	-
Net change in valuation allowance	(26,543)	(97)	(45,105)
Permanent items and other	1,136	240	(341)
Total	$(12,627)	$14,732	$(31,861)

Foreign income inclusions represent distributions from foreign subsidiaries which give rise to newly recognized foreign tax credits.  In 2012, the Company utilized fully valued foreign tax credits, alternative minimum tax credits, and research and experimentation tax credits, prior to the release of the domestic valuation allowance, to completely offset any tax impact of the foreign income inclusions.  Tax audit settlements in 2014 include the final settlement of the European tax dispute that arose in 2009.  Net change in the valuation allowance in 2014 includes the benefit of $26,902 for the remaining release of the domestic valuation allowance attributable to foreign tax credits, offset by $142 for state deferred taxes and $217 for foreign deferred taxes subject to valuation allowances.  Net change in the valuation allowance in 2012 includes the benefit of $36,287 for the partial release of the domestic valuation allowance, the reduction in the domestic valuation allowance, prior to the release, for the utilization of fully valued tax credits to offset U.S. income tax and deferred tax amounts of $8,660, and the reduction in the foreign valuation allowance of $158.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(10)	Income Taxes (continued)

The components of deferred tax assets and liabilities as of December 31, 2014 and 2013 relate to temporary differences and carryforwards as follows:

	December 31,
	2014	2013
Deferred tax assets:
Inventory	$3,313	$2,510
Foreign tax credit carryforwards	19,925	31,463
Environmental	2,993	2,995
Net operating loss carryforwards (foreign)	3,381	944
Employee benefits	18,879	12,841
Research & experimentation tax credit carryforwards	480	1,900
Alternative minimum tax credit carryforwards	2,773	2,773
Property, plant and equipment	3,898	3,843
Other	5,605	4,037
Total gross deferred tax assets	61,247	63,306
Valuation allowance	(5,053)	(29,890)
Total deferred tax assets	$56,194	$33,416

Deferred tax liabilities:
Property, plant and equipment	(9,649)	(9,059)
Intangibles and other	(10,487)	(9,856)
Unremitted foreign earnings	(726)	(568)
Foreign tax allocation reserve	(1,856)	(2,006)
Other	(1,978)	(2,187)
Total deferred tax liabilities	$(24,696)	$(23,676)
Net deferred tax asset	$31,498	$9,740

Classified as follows in the consolidated balance sheet:
Current deferred tax asset (included in other current assets)	3,808	2,874
Non-current deferred tax asset	38,424	19,799
Current deferred tax liability (included in other current liabilities)	(189)	(98)
Non-current deferred tax liability	(10,545)	(12,835)
	$31,498	$9,740

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

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(10)	Income Taxes (continued)

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

During 2014, the Company received updated customer projections that impact current and future years’ U.S. taxable income in amounts and type that support the utilization of federal foreign tax credits.  For the first nine months of 2014, the expected impact in the current year and future years of these updated projections resulted in the Company releasing $15,183 of valuation allowance against foreign tax credits.  Additional updates of customer projections received by the Company during the fourth quarter of 2014 resulted in the release of the remaining valuation allowance against foreign tax credits of $11,719.  The Company currently expects to maintain a domestic valuation allowance against state tax credits and deferred tax assets due to restrictive rules regarding realization.  The Company expects to maintain a valuation allowance against certain foreign tax assets, primarily NOL carryforwards, until such time as the Company attains an appropriate level of future profitability in the appropriate jurisdictions and is able to conclude that it is more likely than not that its foreign deferred tax assets are realizable.

The domestic valuation allowance for the years ended December 31, 2014, 2013 and 2012 decreased $26,760, $3 and $47,490, respectively. The 2014 decrease in the domestic valuation allowance was allocated as follows: the valuation allowance decreased $26,902 for the release of valuation allowance due to domestic profitability and increased $142 due to domestic state items.  The 2013 decrease in the domestic valuation allowance is due to domestic state items.  The 2012 decrease in the domestic valuation allowance was allocated as follows: the valuation allowance decreased $36,287 for the release of valuation allowance due to domestic profitability, decreased by a net amount of $8,660 for domestic income and deferred tax amounts in continuing operations prior to the release of valuation allowance in the fourth quarter of 2012, and decreased by a net amount of $2,543 for domestic gains and losses included in OCI and discontinued operations.

The foreign valuation allowance for the years ended December 31, 2014, 2013 and 2012 increased $1,923, decreased $48, and decreased $140, respectively.  The 2014 increase in the foreign valuation allowance was allocated as follows: the valuation allowance increased $217 for foreign income and increased $1,706 for deferred tax amounts and currency translation adjustments included in OCI. The 2013 decrease in the foreign valuation allowance was allocated as follows: the valuation allowance decreased $94 for foreign income and increased $46 for deferred tax amounts and currency translation adjustments included in OCI.  The 2012 decrease in the foreign valuation allowance was allocated as follows: the valuation allowance decreased $158 for foreign income and increased $18 for deferred tax amounts and currency translation adjustments included in OCI.

Under the tax laws of the various jurisdictions in which the Company operates, NOLs may be carried forward or back, subject to statutory limitations, to reduce taxable income in future or prior years.  Foreign NOLs are approximately $11,323, of which $8,778 are attributable to NOLs acquired during 2014. NOLs in most foreign jurisdictions will carry forward indefinitely.

As of December 31, 2014, $19,925 of domestic federal foreign tax credits, $480 of research and experimentation tax credits and $2,773 of alternative minimum tax credits are available as credits against future U.S. income taxes on worldwide income, subject to certain limitations. Under U.S. tax laws, these will expire in 2015 through 2018, 2033 through 2034, and the alternative minimum tax credit carryforwards have no expiration date, respectively.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(10)	Income Taxes (continued)

In 2014 and 2012, the Company repatriated $5,442 and $8,953, respectively, of cash from its foreign subsidiaries in order to reduce its credit and currency exposure for cash held in foreign currencies or in non-U.S. banks and utilized the excess cash for debt reduction.  The Company utilized fully valued domestic tax credits in 2012 to completely offset any tax impact of the foreign income inclusion.  Historically, the Company intended to reinvest foreign earnings indefinitely outside of the U.S. and only considered repatriating excess cash from foreign subsidiaries if it could utilize fully valued domestic tax attributes to completely offset any tax expense that would otherwise result. Unrecognized foreign tax credits and fully valued foreign tax credit carryovers had been available to offset any potential U.S. tax liability.  Therefore, the Company had not provided U.S. federal or state income taxes or foreign withholding taxes on its undistributed earnings from foreign operations prior to 2012.  During the fourth quarter of 2012 the Company completed a detailed forecast of foreign source income by jurisdiction as part of the ongoing process to evaluate its valuation allowance against deferred tax assets.  As part of this process, as well as a continuing desire to limit its credit and currency exposure related to cash held in foreign currencies or in non-U.S. banks, the Company determined that it is likely that a portion of the undistributed earnings of its foreign subsidiaries will be repatriated to the U.S. in the future.  Accordingly, in 2012 the Company changed its indefinite reinvestment assertion.  The Company has provided a deferred tax liability of $726 on certain undistributed foreign earnings as of December 31, 2014. Subject to limitations, U.S. income tax on such foreign earnings, when actually repatriated, may be reduced or eliminated by unrecognized foreign tax credits that may be generated in connection with the repatriation or by existing foreign tax credit carryforwards or other tax attributes for which a valuation allowance was released in 2012 and 2014.  The Company monitors available evidence and its plans for foreign earnings and expects to continue to provide deferred taxes based on the tax liability that would be due upon repatriation of amounts not considered permanently reinvested.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2014, 2013 and 2012:

	2014	2013	2012

Balance at January 1	$3,922	$3,967	$4,328
Gross increases related to current period tax positions	275	257	348
Gross decreases related to prior period tax positions	(1,149)	(427)	(483)
Expirations of statute of limitations for the assessment of taxes	(106)	(37)	(113)
Settlements	(1,113)	-	(175)
Foreign currency translation	(186)	162	62
Balance at December 31	$1,643	$3,922	$3,967

Of the total balance of unrecognized tax benefits at December 31, 2014, $1,643, if recognized, would affect the effective tax rate.

Gross interest and penalties at December 31, 2014, 2013 and 2012 of $489, $5,005 and $4,511, respectively, related to the above unrecognized tax benefits are not reflected in the table above.  In 2014, 2013 and 2012, the Company accrued $337, $219 and $985, respectively, of interest and penalties in the income statement.  Consistent with prior periods, the Company recognizes interest and penalties within its income tax provision.

Tax years 2011 and forward in the U.S. are open to examination by the IRS.  The Company is also subject to examinations in its non-U.S. jurisdictions for 2009 and later years.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(10)	Income Taxes (continued)

The Company is also subject to audits in various states for various years in which it has filed income tax returns.  Previous state audits have resulted in immaterial adjustments.  In the majority of states where the Company files, the Company is subject to examination for tax years 2010 and forward.

In 2009, a subsidiary of the Company was examined by a European tax authority, which challenged the business purpose of the deductibility of certain intercompany transactions from 2003 and issued formal assessments against the subsidiary.  The Company had several favorable rulings in the courts on this matter, although the rulings were appealed by the tax authority.  At the same time, considering the hazards of litigation, the Company pursued settlement negotiations.  During the fourth quarter of 2014, the Company entered into a final settlement with the tax authority in order to avoid further litigation, without any admission of fault or breach of law.  The settlement required the Company to pay $1,487 in tax and interest during the fourth quarter of 2014 in full satisfaction of all liabilities for this matter, and in response the tax authority withdrew all pending litigation and renounced any outstanding claims.  The settlement did not impose any penalties on the Company. Therefore, in the fourth quarter of 2014, the Company decreased its remaining reserve for unrecognized tax benefits for this matter by $4,137.

In the next twelve months, the Company may increase its reserve for unrecognized tax benefits for intercompany transactions and acquired tax attributes by approximately $250.  This could affect the effective tax rate.

(11)	Long‑term Debt

In November 2011, the Company entered into a $250,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”) which expires in November 2016.  The Company pays interest on this Credit Facility at LIBOR plus 1.50% - 2.10% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios.  The Company was in compliance with all financial covenants at December 31, 2014.   As of December 31, 2014, there was $60,000 outstanding on the Credit Facility.  As of December 31, 2013, there was $79,250 outstanding on the Credit Facility.  The 2014 and 2013 weighted average interest rate for long-term bank debt was 2.4% and 2.3%, respectively.

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

Foreign Currency Forward Contracts

The Company periodically enters into foreign currency forward contracts to protect against currency fluctuations of forecasted cash flows and existing balance sheet exposures at its foreign operations, as deemed appropriate.  The Company may or may not elect to designate certain forward contracts for hedge accounting treatment.

For derivatives that are not designated for hedge accounting treatment, changes in the fair value are immediately recognized in earnings. This treatment has the potential to increase volatility of the Company’s earnings.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(12)	Derivatives and Hedging Activities (continued)

None of the foreign currency forward contracts entered into during 2014 were designated for hedge accounting treatment.  The notional amounts of the Company’s foreign exchange forward contracts were $3,632 at December 31, 2014.  There were no foreign currency forward contracts outstanding at December 31, 2013 and 2012. The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

The fair value of the Company’s foreign exchange forward contracts was a loss of $102 at December 31, 2014 and is recorded in “Accrued expenses and other current liabilities” and “Other revenue.”

 Interest Rate Swap

The Company entered into an interest rate swap in March 2012 to reduce the impact of changes in interest rates on its floating rate debt through September 2015.  The swap is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount.

The swap contract outstanding at December 31, 2014 has been designated as a cash flow hedge and, accordingly, changes in the fair value of this derivative are not recorded in earnings but are recorded each period in AOCI and reclassified into earnings as interest expense in the same period during which the hedged transaction affects earnings.  The ineffective portion of all hedges is recognized in earnings and has been immaterial to the Company's financial results.

As of December 31, 2014, the interest rate swap had a notional value of $60,000, at a fixed rate of 0.92%.  The fair value of this swap is based on quoted market prices and was in a loss position of $304, $616 and $930 at December 31, 2014, 2013 and 2012, respectively.  This loss is reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities.”

Assuming current market conditions continue, the entire loss will be reclassed out of AOCI into earnings within the next twelve months.

Refer to Note 13 to the Company’s consolidated financial statements for the summary table containing the fair value of the Company’s financial instruments.

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

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(13)	Fair Value Measurements (continued)

The following tables provide the assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2014 and 2013:

		Fair Value Measurements at December 31, 2014 using:
Description	Total	Level 1	Level 2	Level 3

Foreign currency forwards, liabilities	$(102)	$-	$(102)	$-
Interest rate swap, liabilities	(304)	-	(304)	-
Total	$(406)	$-	$(406)	$-

		Fair Value Measurements at December 31, 2013 using:
Description	Total	(Level 1)	(Level 2)	(Level 3)

Interest rate swap, liabilities	$(616)	$-	$(616)	$-
Total	$(616)	$-	$(616)	$-

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

Refer to Note 12 to the Company’s consolidated financial statements for further disclosures on the Company’s financial instruments.

(14)	Stockholders' Equity

The Company has two classes of common shares, Common Stock and Nonvoting Common Stock.  Authorized shares of Common Stock were 100,000,000 at December 31, 2014 and 2013.  Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 2014 and 2013.   Nonvoting Common Stock with a par value of $0.10 has equal rights with Common Stock, with the exception of voting power.  Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock.  As of December 31, 2014 and 2013, no shares of Nonvoting Common Stock were outstanding.  The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $0.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors.  At December 31, 2014 and 2013, there was no preferred stock outstanding.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(14)	Stockholders' Equity (continued)

The Company held treasury shares of 1,738,624 and 1,757,530 at December 31, 2014 and 2013, respectively, which are primarily used for issuance to employee compensation plans.

At December 31, 2014 there were 640,331 authorized shares of Common Stock reserved for issuance through equity compensation plans.

(15)	Accumulated Other Comprehensive Loss

The following tables provide the changes in AOCI by component, net of tax, for the years ended December 31, 2014 and 2013:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total

Balance as of December 31, 2013	$9,990	$(396)	$(28,556)	$(18,962)

Other comprehensive loss before reclassifications	(25,800)	(99)	(12,566)	(38,465)
Amounts reclassified from accumulated other comprehensive loss	4,400	302	7,744	12,446

Net current-period other comprehensive (loss)/income	(21,400)	203	(4,822)	(26,019)
Balance as of December 31, 2014	$(11,410)	$(193)	$(33,378)	$(44,981)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total

Balance as of December 31, 2012	$5,177	$(600)	$(38,668)	$(34,091)

Other comprehensive income/(loss) before reclassifications	4,813	(85)	9,173	13,901
Amounts reclassified from accumulated other comprehensive loss	-	289	939	1,228

Net current-period other comprehensive income	4,813	204	10,112	15,129
Balance as of December 31, 2013	$9,990	$(396)	$(28,556)	$(18,962)

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(15)	Accumulated Other Comprehensive Loss (continued)

The following tables provide the reclassifications out of AOCI by component for the years ended December 31, 2014 and 2013:

Details about AOCI Components	Amount Reclassified from AOCI for the year ended December 31, 2014	Affected Line Item in the Consolidated Income Statement
Losses on cash flow hedge:
Interest rate swap	$(465)	Interest expense, net
	163	Tax benefit
	$(302)	Net of tax

Amortization of defined benefit pension items:
Loss on voluntary settlement	$(7,170)	Loss on voluntary pension settlement
Actuarial losses	(756)	Selling, general and administrative expenses
Actuarial losses	(46)	Cost of goods sold
Prior service costs	(52)	Selling, general and administrative expenses
	(8,024)	Total before tax
	280	Tax benefit
	$(7,744)	Net of tax

Foreign currency translation adjustment:
Release of currency translation adjustment	$(4,400)	Equity in losses of partially-owned affiliates
	-	Tax benefit
	$(4,400)	Net of tax

Total reclassification for the period	$(12,446)

Details about AOCI Components	Amount Reclassified from AOCI for the year ended December 31, 2013	Affected Line Item in the Consolidated Income Statement
Losses on cash flow hedge:
Interest rate swap	$(444)	Interest expense, net
	155	Tax benefit
	$(289)	Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(1,223)	Selling, general and administrative expenses
Actuarial losses	(116)	Cost of goods sold
Prior service costs	(50)	Selling, general and administrative expenses
	(1,389)	Total before tax
	450	Tax benefit
	$(939)	Net of tax

Total reclassification for the period	$(1,228)

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(16)	Stock Based Compensation

The Company recognizes compensation cost for stock options awarded to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for the stock options granted to employees for the years ended December 31, 2014, 2013 and 2012 were $7.15, $7.97 and $7.14, respectively.

The following assumptions were used in determining the fair value of stock options for grants issued in 2014, 2013 and 2012:

	2014	2013	2012

Expected volatility	35.14%-46.32%	44.17%-71.58%	71.84%
Expected term	1.75-4.75 years	1.25-4.75 years	4.75 years
Risk-free interest rate	0.43%-1.50%	0.12%-1.37%	0.66%

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

For 2014, 2013, and 2012, the Company recorded $2,491, $1,994 and $1,303, respectively, in selling, general and administrative expenses for stock options.  As of December 31, 2014, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $7,197.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.8 years.

The following table is a summary of the Company’s stock option activity issued to employees and related information:

		Weighted Average
	Number of Shares	Exercise Price	Options Exercisable

Outstanding at December 31, 2013	2,229,969	$9.39	1,149,069

Granted	479,788	18.12
Exercised	(596,135)	7.05
Forfeited or expired	(42,950)	10.12

Outstanding at December 31, 2014	2,070,672	12.08
Exercisable at December 31, 2014	971,797	$8.71

        The aggregate intrinsic value for all stock options exercised for the years ended December 31, 2014, 2013 and 2012 was $8,910, $5,017 and $1,658, respectively.  The aggregate intrinsic values for all stock options outstanding and exercisable as of December 31, 2014 were $19,766 and $12,546, respectively.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(16)	Stock Based Compensation (continued)

A summary of the Company’s nonvested stock options and restricted stock activity is presented below:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value

Nonvested at December 31, 2013	1,080,900	$6.50	-	$-

Granted	479,788	7.15	18,906	20.90
Vested during period	(431,413)	5.60	(18,906)	20.90
Forfeited	(30,400)	6.44	-	-
Nonvested at December 31, 2014	1,098,875	$7.14	-	$-

Members of the Cambrex Board of Directors currently participate in an incentive plan which rewards service with restricted stock units.  Awards are made annually and vest over six months.  On the six month anniversary of the grant, restrictions on sale or transfer are removed and shares are issued to the Directors.  These awards are classified as equity awards.

For 2014, 2013, and 2012, the Company recorded $395, $427, and $446, respectively, in selling, general and administrative expenses for restricted stock units.  As of December 31, 2014, all restricted stock unit grants were fully vested.

The Company granted equity-settled performance shares (“PSs”) to certain executives.  PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the revenue and EBITDA growth of the members of a specified peer group of companies over a three year period.  The peer group consists of publicly-traded life sciences companies competing in the same industry as the Company.  For 2014, 2013 and 2012, the Company recorded $2,116, $404 and $53, respectively, in selling, general and administrative expense related to these PS awards.

The Company granted cash-settled performance share units (“PSUs”) to certain executives.  PSU awards provide the recipient the right to receive the cash value of a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the revenue and EBITDA growth of the members of a specified peer group of companies typically over a three year period.  The peer group consists of publicly-traded life sciences companies competing in the same industry as the Company.  For 2014, 2013 and 2012, the Company recorded $445, $2,620 and $1,529, respectively, in selling, general and administrative expenses for PSU awards.  The decrease is primarily the result of the Company’s performance compared to the peer group partially offset by the Company’s higher share price.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(17)	Retirement Plans

Domestic Pension Plan

The Company maintains a defined-benefit pension plan (“Domestic Pension Plan”) for certain salaried and certain hourly employees.  The Company also has a Supplemental Executive Retirement Plan (“SERP”) for key executives.  This plan is non-qualified and unfunded.  Benefits accruing under both plans were frozen in 2007.  In July 2008, the Board of Directors of the Company amended the SERP to allow for lump sum payments effective January 1, 2009.  The lump sum value as of January 1, 2009 will be paid in 10 equal actuarial equivalent installments through 2018.  It is the Company’s policy to contribute to the domestic pension plan to ensure adequate funds are available in the plan to make benefit payments to plan participants and beneficiaries when required.

In the third quarter of 2014, the Company announced a program to offer a one-time option to elect to receive a voluntary lump-sum pension payout to certain former employees with deferred vested balances in the Company’s U.S. pension plan. As part of this voluntary lump-sum program, the Company settled $17,381 of pension obligations for the U.S. plan with an equal amount paid from plan assets. As a result, the Company recorded settlement losses of $7,170 reflecting the accelerated recognition of unamortized losses in the U.S. pension plan proportionate to the obligation that was settled. The loss on voluntary pension settlement is reflected as a separate line in the consolidated income statement with a corresponding balance sheet reduction in “Accumulated other comprehensive loss.”

International Pension Plans

A foreign subsidiary of the Company maintains a pension plan (“International Pension Plan”) for its employees that conforms to the common practice in that country.  Based on local laws and customs, this plan is unfunded.

Savings Plan

Cambrex makes available to all domestic employees a savings plan.  Employee contributions are matched in part by Cambrex.  The cost of this plan amounted to $941, $731 and $733 in 2014, 2013 and 2012, respectively.

Other

The Company has a non-qualified Deferred Compensation Plan for Key Executives (“The Plan”).  Under this Plan, officers and key employees may elect to defer all or any portion of their pre-tax earnings or elect to defer receipt of the Company’s stock which would otherwise have been issued upon the exercise of the Company’s options.  Included within other liabilities at December 31, 2014 and 2013 is $932 and $1,049, respectively, representing the Company’s obligation under the plan.  The Company invests in certain mutual funds and as such, included within other assets at December 31, 2014 and 2013 is $932 and $1,049, respectively, representing the fair value of these funds.  The fair values of these mutual funds are based on quoted market prices in active markets (Level 1).  The number of Cambrex shares held in trust under this plan as of December 31, 2014 and 2013 were 49,121, and are included as a reduction of equity.  The value of the shares held in trust and the corresponding liability of $1,062 and $876 at December 31, 2014 and 2013, respectively, have also been recorded in equity.  The Plan is not funded by the Company, but the Company has established a Deferred Compensation Trust Fund which holds the shares issued. Effective December 2011, the Board of Directors suspended employee contributions to this Plan.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(17)	Retirement Plans (continued)

The benefit obligations as of December 31, 2014 and 2013 are as follows:

	Pension Plans
	Domestic		SERP		International
	2014	2013	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation, beginning of year	$70,709	$79,958	$3,086	$3,690	$25,627	$27,033
Service cost	-	-	-	-	674	743
Interest cost	3,310	3,057	33	41	884	658
Actuarial loss/(gain)	11,813	(8,269)	2	(9)	5,319	(2,314)
Benefits paid	(3,160)	(4,037)	(732)	(636)	(763)	(808)
Currency translation affect	-	-	-	-	(5,041)	315
Settlements	(17,847)	-	-	-	-	-
Benefit obligation, end of year	$64,825	$70,709	$2,389	$3,086	$26,700	$25,627

The plan assets and funded status of the Domestic Pension Plan as of December 31, 2014 and 2013 are as follows:

	2014	2013
Change in plan assets
Fair value of plan assets, beginning of period	$57,743	$53,900
Actual return on plan assets	2,605	6,894
Contributions	2,324	986
Benefits paid	(3,160)	(4,037)
Settlements	(17,847)	-
Fair value of plan assets, end of period	$41,665	$57,743

Unfunded status	(23,160)	(12,966)
Accrued benefit cost, end of period	$(23,160)	$(12,966)

The unfunded status of the SERP was ($2,389) and ($3,086) as of December 31, 2014 and 2013, respectively.  The unfunded status of the International Pension Plan was ($26,700) and ($25,627) as of December 31, 2014 and 2013, respectively.

The amounts recognized in AOCI as of December 31, 2014 and 2013 consist of the following:

	Pension Plans
	Domestic		SERP		International
	2014	2013	2014	2013	2014	2013

Actuarial loss	$26,042	$20,373	$702	$830	$9,597	$4,765
Prior service cost/(benefit)	-	-	172	230	(17)	(24)
Total	$26,042	$20,373	$874	$1,060	$9,580	$4,741

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(17)	Retirement Plans (continued)

The components of net periodic benefit cost are as follows:

	Pension Plans
	Domestic			SERP			International
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost
Service cost	$-	$-	$-	$-	$-	$-	$674	$743	$660
Interest cost	3,310	3,057	3,284	33	41	85	884	658	795
Expected return on plan assets	(4,153)	(3,826)	(3,674)	-	-	-	-	-	-
Amortization of prior service cost/(benefit)	-	-	60	57	57	57	(7)	(7)	(7)
Recognized actuarial loss	522	937	864	131	118	76	149	284	200
Settlement loss	7,170	-	-	-	-	-	-	-	-
Net periodic benefit cost	$6,849	$168	$534	$221	$216	$218	$1,700	$1,678	$1,648

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2015 are as follows:

	Pension Plans

	Domestic	SERP	International
Actuarial loss	$811	$154	$359
Prior service cost/(benefit)	-	57	(6)
Total	$811	$211	$353

Major assumptions used in determining the benefit obligations are presented in the following table:
	2014	2013

Discount rate:
Domestic Pension Plan	3.85%	4.80%
SERP	1.35%	1.40%
International Pension Plan	2.40%	3.70%

Rate of compensation increase:
International Pension Plan	2.20%	2.50%

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(17)	Retirement Plans (continued)

Major assumptions used in determining the net benefit cost are presented in the following table:
	2014	2013	2012

Discount rate:
Domestic Pension Plan	4.80%	3.90%	4.45%
SERP	1.40%	1.35%	2.40%
International Pension Plan	3.70%	3.40%	3.40%

Expected return on plan assets:
Domestic Pension Plan	7.25%	7.25%	7.50%

Rate of compensation increase:
International Pension Plan	2.20%	2.50%	2.40%

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

The aggregate Accumulated Benefit Obligation (“ABO”) of $64,825 exceeds plan assets by $23,160 as of December 31, 2014 for the Domestic Pension Plan.  The aggregate ABO is $25,459 for the International Pension Plan as of December 31, 2014.  The International Pension Plan is unfunded.

The Company expects to contribute approximately $1,900 in cash to the Domestic Pension Plan in 2015.  The Company does not expect to contribute cash to its International Pension Plan in 2015.

The following benefit payments are expected to be paid out of the plans:

	Pension Plans
	Domestic	SERP	International

2015	$3,429	$609	$689
2016	$3,401	$609	$699
2017	$3,470	$609	$709
2018	$3,400	$609	$767
2019	$3,482	$-	$824
2020-2024	$18,054	$-	$4,865

The investment objective for the Domestic Pension Plan’s assets is to achieve long-term growth with exposure to risk at an appropriate level.  The Company invests in a diversified asset mix consisting of equities (domestic and international) and taxable fixed income securities.  Assets are managed to obtain the highest total rate of return in keeping with a moderate level of risk.  The target allocations for plan assets are 30% - 80% equity securities, 25% - 45% U.S. fixed income and 5% - 15% all other investments.  Equity securities primarily include investments in large-cap and small-cap companies, U.S. fixed income securities including high quality corporate bonds, and U.S. government securities.  Other types of investments include real asset funds, consisting primarily of investments in commodities, and Treasury Inflation-Protected Securities (“TIPS”).

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(17)	Retirement Plans (continued)

The fair values of the Company’s pension plan assets by asset category are as follows:

		Fair Value Measurements at December 31, 2014 using:
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. companies	$14,513	$-	$14,513	$-
International companies	7,900	-	7,900	-
U.S. fixed income	14,093	-	11,964	2,129
Commodities	3,161	-	3,161	-
TIPS	1,998	-	1,998	-
	$41,665	$-	$39,536	$2,129

		Fair Value Measurements at December 31, 2013 using:
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. companies	$20,633	$-	$20,633	$-
International companies	11,157	-	11,157	-
U.S. fixed income	18,736	-	16,660	2,076
Commodities	4,436	-	4,436	-
TIPS	2,781	-	2,781	-
	$57,743	$-	$55,667	$2,076

The following table sets forth a summary of the changes in the fair value of the Domestic Plan’s Level 3 assets, which are annuity contracts with an insurance company, for the year ended December 31, 2014:

Group Annuity Contract

Balance at December 31, 2013	$2,076
Net investment gain	53
Balance at December 31, 2014	$2,129

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(18)	Foreign Operations and Sales

The following summarized data represents the gross sales and long lived assets for the Company’s domestic and foreign entities for 2014, 2013 and 2012:
	Domestic	Foreign	Total
2014
Gross sales	$186,735	$187,415	$374,150
Long-lived assets	64,995	151,386	216,381

2013
Gross sales	$153,202	$164,010	$317,212
Long-lived assets	59,496	155,151	214,647

2012
Gross sales	$109,729	$168,202	$277,931
Long-lived assets	44,085	149,133	193,218

Export sales, included in domestic gross sales, in 2014, 2013 and 2012 amounted to $101,101, $86,850, and $32,872, respectively.

Sales to geographic area consist of the following:

	2014	2013	2012

Europe	$232,894	$210,463	$150,678
North America	117,477	86,974	105,439
Asia	12,865	13,800	12,827
Other	10,914	5,975	8,987
Total	$374,150	$317,212	$277,931

One customer accounted for 24.0% and 18.3% of 2014 and 2013 consolidated gross sales, respectively, and another customer accounted for 12.5% of 2012 consolidated gross sales.

(19)	Commitments

The Company has operating leases expiring on various dates through the year 2020.  The leases are primarily for the rental of office space, office and laboratory equipment and vehicles.  At December 31, 2014, future minimum commitments under non-cancelable operating lease arrangements were as follows:

Year ended December 31:
2015	$1,194
2016	600
2017	588
2018	528
2019	193
2020 and thereafter	90
Total commitments	$3,193

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(19)	Commitments (continued)

Total operating lease expense was $1,113, $1,090 and $815 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company is party to several unconditional purchase obligations resulting from contracts that contain legally binding provisions with respect to quantities, pricing and timing of purchases.  The Company’s purchase obligations mainly include commitments to purchase utilities.  At December 31, 2014, future commitments under these obligations were $7,588 in 2015 and none thereafter.

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

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(20)	Contingencies (continued)

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. These reserves were $9,595 and $10,881 at December 31, 2014 and 2013, respectively. The decrease in the reserve includes payments of $2,269 and the impact of currency translation of $226 partially offset by adjustments to reserves of $1,209. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

CasChem

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company intends to continue implementing a sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs.  As of December 31, 2014, the Company’s reserve for the investigation of site conditions was $193.

Cosan

The Company has implemented a sampling and pilot program in Clifton, New Jersey pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs.  As of December 31, 2014, the Company’s reserve was $1,191.

Additionally, the Company has implemented a sampling and pilot program in Carlstadt, New Jersey pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs. As of December 31, 2014, the Company’s reserve was $1,063.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey.  These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek site. The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement (“Agreement”) and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with the other PRPs in the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs.  As of December 31, 2014, the Company’s reserve was $388 to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.   Due to the very preliminary and uncertain nature of any estimates related to the method and costs of any remediation solution, the number of eventual PRPs, and their respective proportion of remediation costs, the Company’s liability cannot be reasonably estimated at this time; as such, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company’s results of operations in any future reporting period is not known.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(20)	Contingencies (continued)

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

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986.  The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA.  The PRPs will continue implementing the ground water remediation at the site. As of December 31, 2014, the Company’s reserve was $322 to cover remaining ground water remediation and long-term monitoring.

Harriman Site

Subsidiaries of Cambrex and Pfizer are named as responsible parties for the Company’s former Harriman, New York production facility by the New York State Department of Environmental Conservation (“NYSDEC”).  A final ROD (“Record of Decision”) describing the Harriman site remediation responsibilities for Pfizer and the Company was issued in 1997 (the "1997 ROD") and incorporated into a federal court Consent Decree in 1998 (the “Consent Decree”).  Site clean-up work under the 1997 ROD is ongoing and is being jointly performed by Pfizer and the Company, with NYSDEC oversight.  ELT Harriman, LLC ("ELT"), the current owner of the Harriman site, is conducting other investigation and remediation activities under a separate NYSDEC directive.

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

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC.  The Company estimated the range for its share of the liability at the site to be between $2,000 and $7,000.  As of December 31, 2014, the Company’s reserve was $3,615.  At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(20)	Contingencies (continued)

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

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary.  The PRPs are in the process of implementing a final remedy at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). For over a decade, the remediation has been funded by de minimus settlements and by the insurers of the SCP Superfund site’s owners and operators.  However, due to an unexpected increase in remediation costs at the site and costs related to SCP’s involvement in the Berry’s Creek investigation, the PRP group approved the assessment of an additional cash contribution by the PRP group.  While the Company continues to dispute the methodology used by the PRP group to arrive at its allocation for the cash contribution, the Company has paid the recent funding requests in 2010 and 2014.  The next funding request is expected in 2015. A final allocation of SCP Site costs is expected to be developed concurrent with the final allocation process for Berry’s Creek Study Area starting in 2015.  As of December 31, 2014, the Company’s reserve was $1,039, of which approximately $737 is expected to be covered by insurance.

Newark Bay Complex

Two subsidiaries of the Company were named along with several hundred third-party defendants in a third-party complaint filed in February 2009, by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”) relating to a N.J. state action concerning the  Passaic River, Newark Bay, Hackensack River, Arthur Kill, Kill Van Kull and adjacent waters (the “Newark Bay Complex”).  The Company settled this case which resolved certain New Jersey state based claims related to the Newark Bay Complex. The settlement will require Maxus and Tierra to re-file  any further claims against the Company in federal court.   In preparation for any such federal or similar claims, the Company is currently monitoring developments regarding the Newark Bay Complex.  Due to the uncertainty of the future scope and timing of any such claims, the Company’s liability cannot be reasonably estimated at this time, and as such, no accrual is recorded for these potential future costs.

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

Additionally, as permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's, director's or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that covers a portion of any potential exposure.  The Company currently believes the estimated fair value of its indemnification agreements is not material based on currently available information, and as such, the Company had no liabilities recorded for these agreements as of December 31, 2014.

Cambrex's subsidiaries are party to a number of other proceedings that are not considered material at this time.

(21)	Discontinued Operations

For 2014, the Company recorded pre-tax charges of $1,277, reduced by a tax benefit of $447, for environmental remediation related to sites of divested businesses as discontinued operations.  For 2013, the Company recorded pre-tax charges of $6,708, reduced by a tax benefit of $2,348, for environmental remediation related to sites of divested businesses as discontinued operations.  For 2012, the Company recorded pre-tax charges of $1,425, reduced by a tax benefit of $499, for environmental remediation related to sites of divested businesses as discontinued operations.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(22)	Gain on Sale of Asset

For the year ended December 31, 2014, the Company recorded a gain on the sale of land of $1,234.  For the year ended December 31, 2013, the Company recorded a gain on the sale of an office building of $4,680.  The carrying values of the building and land were not material.

Index
CAMBREX CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL AND SUPPLEMENTARY DATA - UNAUDITED
(in thousands, except share and per share data)

	1st Quarter (1)	2nd Quarter (2)	3rd Quarter (3)	4th Quarter (4)
2014
Gross sales	$66,192	$97,972	$81,145	$128,841
Net revenues	66,105	97,893	81,300	129,315
Gross profit	16,578	33,415	28,406	45,399
Income from continuing operations	1,166	19,827	8,882	28,258
Loss from discontinued operations (6)	(184)	(160)	(113)	(373)
Net income	982	19,667	8,769	27,885

Earnings per share of common stock: (7)
Basic	0.03	0.64	0.28	0.90
Diluted	0.03	0.63	0.28	0.88
Average shares:
Basic	30,546	30,647	30,801	31,053
Diluted	31,408	31,428	31,599	31,803

	1st Quarter (5)	2nd Quarter	3rd Quarter	4th Quarter
2013
Gross sales	$74,581	$61,628	$77,992	$103,011
Net revenues	74,885	62,803	77,452	103,036
Gross profit	24,749	19,251	24,966	33,938
Income from continuing operations	11,425	3,136	6,274	9,440
Loss from discontinued operations (6)	(257)	(862)	(2,700)	(541)
Net income	11,168	2,274	3,574	8,899

Earnings per share of common stock: (7)
Basic	0.37	0.07	0.12	0.29
Diluted	0.36	0.07	0.12	0.29
Average shares:
Basic	29,970	30,089	30,184	30,353
Diluted	30,788	30,956	31,052	31,166

(1)	Income from continuing operations includes the reversal of a valuation allowance on deferred tax assets of $198.

(2)	Income from continuing operations includes the reversal of a valuation allowance on deferred tax assets of $14,161 and a loss of $4,122 related to the purchase of the remaining shares in Zenara.

(3)	Income from continuing operations includes the reversal of a valuation allowance on deferred tax assets of $824.

(4)	Income from continuing operations includes a gain on sale of land of $1,234 and a corresponding tax expense of $387, a benefit of $11,719 for the reversal of a valuation allowance on deferred tax assets, a benefit of $3,948 for favorable audit settlements, and expense of $7,170 related to a voluntary lump sum pension settlement.

(5)	Income from continuing operations includes a gain on sale of an office building of $4,680 and a corresponding tax expense of $1,470 and a benefit of $1,155 due to changes in tax laws.

(6)	Discontinued operations include charges for environmental remediation related to sites of divested businesses.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Index
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2014.  Effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere herein.

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

Item 9B	Other Information.

None.

Index
PART III

Item 10	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

The following table lists the officers of the Company:

Name	Age	Office

Steven M. Klosk (i) (ii)	57	President, Chief Executive Officer

Shawn P. Cavanagh (i) (ii)..	48	Executive Vice President and Chief Operating Officer

James G. Farrell (ii)	48	Vice President and Corporate Controller

William M. Haskel (i) (ii)	53	Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer

Aldo G. Magnini (i)	61	Managing Director, Cambrex Profarmaco Milano

Gregory P. Sargen (i) (ii)	49	Executive Vice President and Chief Financial Officer

(i) Executive Officer	(ii) Corporate Officer

The Company's corporate officers are appointed by the Board of Directors and serve at the Board's discretion.

Mr. Klosk joined Cambrex in October 1992 and has served as President and Chief Executive Officer since May 2008.  He also became a member of the Board of Directors in May 2008.  Mr. Klosk joined the Company as Vice President, Administration.  He was appointed Executive Vice President, Administration in October 1996 and was promoted to the position of Executive Vice President, Administration and Chief Operating Officer for the Cambrex Pharma and Biopharmaceutical Business Unit in October 2003.  In January 2005, Mr. Klosk assumed direct responsibility for the leadership of the Biopharmaceutical Business Unit as Chief Operating Officer.  In August 2006, Mr. Klosk assumed the responsibility of the Pharma business as Executive Vice President and Chief Operating Officer – Biopharma & Pharma and in February 2007 was appointed to Executive Vice President, Chief Operating Officer and President, Pharmaceutical Products and Services.  From 1988 until he joined Cambrex, Mr. Klosk was Vice President, Administration and Corporate Secretary for The Genlyte Group, Inc.  From 1985 to 1988, he was Vice President, Administration for Lightolier, Inc., a subsidiary of The Genlyte Group, Inc. Mr. Klosk currently serves on the Board of Directors of NeoStem, Inc., a publicly traded cell therapy company.

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

Index
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

Dr. Magnini joined Cambrex Profarmaco Milano S.r.l. (“CPM”) in 1996 as Commercial Director, Marketing and Sales; in 2005, he became Managing Director and in January 2014 assumed full responsibility of CPM.  Prior to joining CPM, Dr. Magnini held various senior management roles in other pharmaceutical companies and from 2003 to 2004 served as Managing Director of Clariant Pharma, an Italian API manufacturer.

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

The remaining information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 11	Executive Compensation.

The remaining information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The remaining information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 13	Certain Relationships and Related Transactions and Director Independence.

The remaining information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14	Principal Accountant Fees and Services.

The remaining information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Index
PART IV

Item 15	Exhibits and Financial Statement Schedules.

(a)	1.The following consolidated financial statements of the Company are filed as part of this report:

2.  (i)  The following schedule to the consolidated financial statements of the Company as filed herein and the Report of Independent Registered Public Accounting Firms are filed as part of this report.

Page Number (in this report)

Schedule II – Valuation and Qualifying Accounts	82

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

3.  The exhibits filed in this report are listed in the Exhibit Index on pages 84-87.

Index
SCHEDULE II

CAMBREX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance Beginning of Year	Charged/ (Credited) to Cost and Expenses	Charged/ (Credited) to Other Accounts	Deductions	Balance End of Year
Description
Year ended December 31, 2014:
Doubtful trade receivables and returns and allowances	$1,058	$61	$(130)	$643	$346
Deferred tax valuation allowance	29,890	(26,543)	1,706	-	5,053
Year ended December 31, 2013:
Doubtful trade receivables and returns and allowances	$652	$433	$27	$54	$1,058
Deferred tax valuation allowance	29,941	(97)	46	-	29,890
Year ended December 31, 2012:
Doubtful trade receivables and returns and allowances	$450	$193	$12	$3	$652
Deferred tax valuation allowance	77,571	(45,105)	(2,525)	-	29,941

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/ Gregory P. Sargen
Gregory P. Sargen
Executive Vice President and Chief Financial Officer

Date: February 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	STEVEN M. KLOSK	President and Chief Executive Officer,	February 6, 2015
	Steven M. Klosk	and Director

/s/	GREGORY P. SARGEN	Executive Vice President and Chief Financial	February 6, 2015
	Gregory P. Sargen	Officer (Principal Financial Officer
and Accounting Officer)
/s/	SHLOMO YANAI
	Shlomo Yanai	Chairman of the Board of Directors	February 6, 2015

/s/	ROSINA B.DIXON	Director	February 6, 2015
Rosina B. Dixon, M.D

/s/	KATHRYN RUDIE HARRIGAN	Director	February 6, 2015
Kathryn Rudie Harrigan, PhD

/s/	LEON J. HENDRIX, JR.	Director	February 6, 2015
Leon J. Hendrix, Jr.

/s/	ILAN KAUFTHAL	Director	February 6, 2015
Ilan Kaufthal

/s/	WILLIAM KORB	Director	February 6, 2015
William Korb

/s/	PETER G. TOMBROS	Director	February 6, 2015
Peter G. Tombros

/s/	JAMES F. WINSCHEL, JR	Director	February 6, 2015
James F. Winschel, Jr.

Index
EXHIBIT INDEX

Exhibit No.		Description

2.1	--
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

31.1	--	CEO Certification pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended.(E).

31.2	--	CFO Certification pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended.(E).

32	--	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(K).

101.INS	--	XBRL Instance Document.(E)(Y).

101.SCH	--	XBRL Taxonomy Extension Schema.(E)(Y).

101.CAL	--	XBRL Taxonomy Extension Calculation Linkbase.(E)(Y).

101.DEF	--	XBRL Taxonomy Extension Definition Linkbase.(E)(Y).

101.LAB	--	XBRL Taxonomy Extension Label Linkbase.(E)(Y).

101.PRE	--	XBRL Taxonomy Extension Presentation Linkbase.(E)(Y).

See legend on following page

Index
EXHIBIT INDEX

(A)	Incorporated by reference to the indicated Exhibit to registrant's Registration Statement on Form S‑1 (Registration No. 33‑16419).
(B)	Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81780) dated July 20, 1994.
(C)	Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81782) dated July 20, 1994.
(D)	Incorporated by reference to the registrant's Annual Report on Form 10-K for 1994.

(E)	Filed herewith.

(F)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2013.

(G)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-22017) dated February 19, 1997.

(H)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-57404) dated March 22, 2001.

(I)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-113612) dated March 15, 2004.

(J)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-113613) dated March 15, 2004.

(K)	Furnished herewith.

(L)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-129473) dated November 4, 2005.

(M)	Incorporated by reference to registrant’s Annual Report on Form 10-K for year end 2005 filed May 26, 2006.

(N)	Incorporated by reference to registrant’s Current Report on Form 8-K dated November 7, 2006.

(O)	Incorporated by reference to registrant’s Current Report on Form 8-K dated June 7, 2005.

(P)	Incorporated by reference to registrant’s Current Report on Form 8-K filed October 24, 2006.

(Q)	Incorporated by reference to registrant’s Annual Report on Form 10-K filed February 11, 2010.

(R)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2011.

(S)	Incorporated by reference to registrant’s Annual Report on Form 10-K for year end 2006 filed on March 15, 2007.

(T)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2008.

(U)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated November 10, 2003.

(V)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2007.

(W)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated November 4, 2010.

(X)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated January 13, 2011.

Index
(Y)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Income Statements for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

(Z)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 24, 2011.

(AA)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated April 30, 2012.

(BB)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2012.

(CC)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2012.

(DD)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for year end 2012 filed on February 7, 2013.

(EE)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2013.