Form 10-Q
period 2015-03-31
CAMBREX CORP
filed 2015-05-01
CIK 820081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2015

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                       to ________________
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

As of April 30, 2015, there were 31,310,582 shares outstanding of the registrant’s Common Stock, $.10 par value.

CAMBREX CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This document contains and incorporates by reference forward-looking statements including statements regarding expected performance, including, but not limited to, the Company’s belief that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company, as well as other statements relating to expectations with respect to sales, the timing of orders, research and development expenditures, earnings per share, capital expenditures, the outcome of pending litigation (including environmental proceedings and remediation investigations) and related estimates of potential liability, acquisitions, divestitures, collaborations or other expansion opportunities.  These statements may be identified by the fact that they use words such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “intend,” “estimate,” “believe” or similar expressions.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations.  The factors described in Item 1A of Part I contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, captioned “Risk Factors,” or otherwise described in the Company’s filings with the Securities and Exchange Commission, provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including, but not limited to, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rates, interest rates, technology, manufacturing and legal issues, including the outcome of outstanding litigation, changes in foreign exchange rates, uncollectible receivables, the timing of orders, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the Company’s ability to receive regulatory approvals for its products and continued demand in the U.S. for late stage clinical products or the successful outcome of the Company’s investment in new products.

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,910	$45,518
Trade receivables, net	41,475	77,124
Other receivables	6,744	10,610
Inventories, net	107,721	85,630
Prepaid expenses and other current assets	9,319	8,688
Total current assets	233,169	227,570

Property, plant and equipment, net	158,994	163,567
Goodwill	40,863	43,912
Intangible assets, net	9,301	8,902
Deferred income taxes	35,318	38,424
Other non-current assets	3,438	4,697

Total assets	$481,083	$487,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,435	$43,670
Deferred revenue	29,684	14,095
Accrued expenses and other current liabilities	33,049	41,014
Total current liabilities	106,168	98,779

Long-term debt	60,000	60,000
Deferred income taxes	8,863	10,545
Accrued pension benefits	47,330	50,949
Other non-current liabilities	14,523	15,573
Total liabilities	236,884	235,846

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 33,049,206 and 32,836,930 shares at respective dates	3,305	3,284
Additional paid-in capital	121,923	119,265
Retained earnings	196,474	188,481
Treasury stock, at cost, 1,738,624 and 1,738,624 shares at respective dates	(14,823)	(14,823)
Accumulated other comprehensive loss	(62,680)	(44,981)

Total stockholders' equity	244,199	251,226

Total liabilities and stockholders' equity	$481,083	$487,072

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Income Statements
(unaudited)
(in thousands, except per-share data)

	Three months ended March 31,
	2015	2014

Gross sales	$78,184	$66,192

Commissions, allowances and rebates	451	549

Net sales	77,733	65,643

Other	(208)	462

Net revenues	77,525	66,105

Cost of goods sold	48,446	49,527

Gross profit	29,079	16,578

Operating expenses:
Selling, general and administrative expenses	13,751	11,633
Research and development expenses	2,655	2,475
Total operating expenses	16,406	14,108

Operating profit	12,673	2,470

Other expenses:
Interest expense, net	476	522
Other expenses, net	62	328

Income before income taxes	12,135	1,620

Provision for income taxes	3,767	454

Income from continuing operations	8,368	1,166

Loss from discontinued operations, net of tax	(375)	(184)

Net income	$7,993	$982

Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.27	$0.04
Loss from discontinued operations, net of tax	$(0.01)	$(0.01)
Net income	$0.26	$0.03

Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.26	$0.04
Loss from discontinued operations, net of tax	$(0.01)	$(0.01)
Net income	$0.25	$0.03

Weighted average shares outstanding:
Basic	31,198	30,546
Effect of dilutive stock based compensation	960	862
Diluted	32,158	31,408

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three months ended March 31,
	2015	2014

Net income	$7,993	$982

Other comprehensive (loss)/income:

Foreign currency translation adjustments	(17,983)	(323)

Interest rate swap agreement, net of tax of $30 and $14 at respective dates	54	27

Pension plan amortization of net actuarial loss and prior service cost, net of tax of $108 and $70 at respective dates	230	145

Comprehensive (loss)/income	$(9,706)	$831

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (unaudited – in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$7,993	$982
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	5,297	5,883
Increase in inventory reserve	1,406	923
Stock based compensation	1,077	914
Deferred income tax provision/(benefit)	2,076	(572)
Other	658	616
Changes in assets and liabilities:
Trade receivables	35,763	32,048
Inventories	(28,963)	(9,951)
Prepaid expenses and other current assets	1,062	(2,042)
Accounts payable and other current liabilities	(2,167)	(3,983)
Deferred revenue	12,557	1,074
Other non-current assets and liabilities	(870)	(441)
Discontinued operations:
Net cash used in discontinued operations	(517)	(869)
Net cash provided by operating activities	35,372	24,582

Cash flows from investing activities:
Capital expenditures	(12,641)	(7,586)
Proceeds from sale of assets	653	470
Advances to partially-owned affiliates	(57)	(472)
Net cash used in investing activities	(12,045)	(7,588)

Cash flows from financing activities:
Long-term debt activity:
Borrowings	-	1,500
Repayments	-	(20,750)
Proceeds from stock options exercised	1,540	1,316
Other	60	-
Net cash provided by/(used in) financing activities	1,600	(17,934)

Effect of exchange rate changes on cash and cash equivalents	(2,535)	(25)

Net increase/(decrease) in cash and cash equivalents	22,392	(965)

Cash and cash equivalents at beginning of period	45,518	22,745

Cash and cash equivalents at end of period	$67,910	$21,780

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(1)	Basis of Presentation

Unless otherwise indicated by the context, "Cambrex" or the "Company" means Cambrex Corporation and subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared from the records of the Company.  In the opinion of management, the financial statements include all adjustments, which are of a normal and recurring nature, except as otherwise described herein, and are necessary for a fair statement of financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”).  These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2014.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full year.

For all periods presented, discontinued operations relate to expenses for environmental remediation at sites of divested businesses.

Certain reclassifications have been made to prior year amounts to conform with current year presentation.

(2)	Impact of Recently Issued Accounting Pronouncements

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03 which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than be presented as an asset.  This standard is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period, and must be applied on a retrospective basis.  This pronouncement will not have a material impact on the Company’s financial position or results of operations.

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

(3)	Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories consist of the following:

	March 31, 2015	December 31, 2014

Finished goods	$19,739	$24,200
Work in process	40,691	27,640
Raw materials	42,286	28,558
Supplies	5,005	5,232
Total	$107,721	$85,630

(4)	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2015, is as follows:

Balance as of December 31, 2014	$43,912
Translation effect	(3,049)
Balance as of March 31, 2015	$40,863

Acquired intangible assets, which are amortized, consist of the following:

		As of March 31, 2015
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	10 - 20 years	$7,856	$(1,200)	$6,656
Internal-use software	7 years	2,227	-	2,227
Customer-related intangibles	10 - 15 years	635	(217)	418
		$10,718	$(1,417)	$9,301

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

The change in the gross carrying amount is due to additions and the impact of foreign currency translation.  During 2014, the Company began implementing a new enterprise resource planning system, as such, $2,227 has been capitalized and classified as internal-use software as of March 31, 2015.  The software has not been placed in service as of March 31, 2015, as such, amortization has not commenced.

Amortization expense was $169 and $66 for the three months ended March 31, 2015 and 2014, respectively.

Amortization expense related to current intangible assets is expected to be approximately $829 for 2015 and $985 for 2016 and each of the next three years.

(5)	Income Taxes

The tax provision from continuing operations in the first quarter of 2015 was expense of $3,767 compared to $454 in the first quarter of 2014.  The effective tax rate in the first quarter of 2015 was 31.0% compared to 28.0% in the first quarter of 2014.  The effective tax rate for the first quarter of 2014 included a benefit of $198 for a partial reversal of a deferred tax valuation allowance against domestic federal foreign tax credits.

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

None of the foreign currency forward contracts entered into during the three months ended March 31, 2015 and 2014 were designated for hedge accounting treatment.  The notional amounts of the Company’s foreign exchange forward contracts were $25,711 and $3,632 at March 31, 2015 and December 31, 2014, respectively.  The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

The fair value of the Company’s foreign exchange forward contracts was a loss of $936 and $102 at March 31, 2015 and December 31, 2014, respectively, and is recorded in “Accrued expenses and other current liabilities” and “Other.”

Interest Rate Swap

The Company entered into an interest rate swap in March 2012 to reduce the impact of changes in interest rates on its floating rate debt through September 2015.  The swap is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount.

The swap contract outstanding at March 31, 2015 has been designated as a cash flow hedge and, accordingly, changes in the fair value of this derivative are not recorded in earnings but are recorded each period in AOCI and reclassified into earnings as interest expense in the same period during which the hedged transaction affects earnings.  The ineffective portion of all hedges is recognized in earnings and has been immaterial to the Company's financial results.

As of March 31, 2015, the interest rate swap had a notional value of $60,000, at a fixed rate of 0.92%. The fair value of this swap is based on quoted market prices and was in a loss position of $219 and $304 at March 31, 2015 and December 31, 2014, respectively.  This loss is reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities.”

The entire loss will be reclassed out of AOCI into earnings within the next six months.

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

The following tables provide the assets and liabilities carried at fair value, measured on a recurring basis, as of March 31, 2015 and December 31, 2014:

		Fair Value Measurements at March 31, 2015 using:
Description	Total	Level 1	Level 2	Level 3
Foreign currency forwards, liabilities	$(936)	$-	$(936)	$-
Interest rate swap, liabilities	$(219)	-	(219)	-
Total	$(1,155)	$-	$(1,155)	$-

		Fair Value Measurements at December 31, 2014 using:
Description	Total	Level 1	Level 2	Level 3
Foreign currency forwards, liabilities	$(102)	$-	$(102)	$-
Interest rate swap, liabilities	$(304)	$-	$(304)	$-
Total	$(406)	$-	$(406)	$-

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

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(8)	Accumulated Other Comprehensive Income/(Loss)

The following tables provide the changes in AOCI by component, net of tax, for the three months ended March 31, 2015 and 2014:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of Decemer 31, 2014	$(11,410)	$(193)	$(33,378)	$(44,981)

Other comprehensive loss before reclassifications	(17,983)	(19)	-	(18,002)
Amounts reclassified from accumulated other comprehensive income	-	73	230	303

Net current-period other comprehensive (loss)/income	(17,983)	54	230	(17,699)
Balance as of March 31, 2015	$(29,393)	$(139)	$(33,148)	$(62,680)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2013	$9,990	$(396)	$(28,556)	$(18,962)

Other comprehensive loss before reclassifications	(323)	(47)	-	(370)
Amounts reclassified from accumulated other comprehensive income	-	74	145	219

Net current-period other comprehensive (loss)/income	(323)	27	145	(151)
Balance as of March 31, 2014	$9,667	$(369)	$(28,411)	$(19,113)

The following table provides the reclassifications out of AOCI by component for the three months ended March 31, 2015 and 2014:

Details about AOCI Components	Amounts Reclassified from AOCI for the three months ended March 31, 2015	Amounts Reclassified from AOCI for the three months ended March 31, 2014	Affected Line Item in the Consolidated Income Statement
Losses on cash flow hedge:
Interest rate swap	$(113)	$(114)	Interest expense, net
	40	40	Tax benefit
	$(73)	$(74)	Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(320)	$(192)	Selling, general and administrative expenses
Actuarial losses	(5)	(11)	Cost of goods sold
Prior service costs	(13)	(12)	Selling, general and administrative expenses
	(338)	(215)	Total before tax
	108	70	Tax benefit
	$(230)	$(145)	Net of tax

Total reclassification for the period	$(303)	$(219)

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(9)	Stock Based Compensation

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for the stock options granted to employees during the three months ended March 31, 2015 and 2014 were $9.31 and $7.21, respectively.

For the three months ended March 31, 2015 and 2014, the Company recorded $605 and $554, respectively, in selling, general and administrative expenses for stock options.  As of March 31, 2015, the total compensation cost related to unvested stock options not yet recognized was $6,298.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.6 years.

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2014	2,070,672	$12.08
Granted	29,500	$23.45
Exercised	(212,276)	$7.25
Forfeited or expired	(80,375)	$14.48
Outstanding at March 31, 2015	1,807,521	$12.72
Exercisable at March 31, 2015	787,021	$9.08

The aggregate intrinsic values for all stock options exercised for the three months ended March 31, 2015 and 2014 were $5,340 and $1,641, respectively.  The aggregate intrinsic values for all stock options outstanding and exercisable as of March 31, 2015 were $48,639 and $24,043, respectively.

The following table is a summary of the Company’s nonvested stock options:

	Nonvested Stock Options
	Number of Shares	Weighted- Average Grant- Date Fair Value

Nonvested at December 31, 2014	1,098,875	$7.14
Granted	29,500	$9.31
Vested during period	(27,500)	$4.02
Forfeited	(80,375)	$6.90
Nonvested at March 31, 2015	1,020,500	$7.30

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(9)	Stock Based Compensation (continued)

The Company granted equity-settled performance shares (“PS”) to certain executives.  PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the revenue and EBITDA growth of the members of a specified peer group of companies over a three year period.  For the three months ended March 31, 2015 and 2014, the Company recorded $472 and $360, respectively, in selling, general and administrative expenses related to these PS awards.

The Company granted cash-settled performance share units (“PSU”) to certain executives.  PSU awards provide the recipient the right to receive the cash value of a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the revenue and EBITDA growth of the members of a specified peer group of companies over a three year period.  As of March 31, 2015, there were no PSU awards outstanding.  For the three months ended March 31, 2014, the Company recorded $193 in selling, general and administrative expenses for PSU awards.

(10)	Retirement Plans

Domestic Pension Plan

The components of net periodic cost/(income) for the Company’s domestic plan (which was frozen in 2007) for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
	2015	2014

Components of net periodic benefit cost
Interest cost	$608	$828
Expected return on plan assets	(718)	(1,039)
Recognized actuarial loss	203	130
Net periodic cost/(income)	$93	$(81)

The Company’s Supplemental Executive Retirement Plan (which was frozen in 2007) is non-qualified and unfunded.  Net periodic benefit costs for the three months ended March 31, 2015 and 2014 were $59 and $55, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(10)	Retirement Plans (continued)

International Pension Plan

The components of net periodic benefit cost for the Company’s international plan for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
	2015	2014

Components of net periodic benefit cost
Service cost	$197	$178
Interest cost	149	234
Recognized actuarial loss	83	40
Amortization of prior service benefit	(1)	(2)

Net periodic benefit cost	$428	$450

(11)	Contingencies

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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. These reserves were $9,535 and $9,595 at March 31, 2015 and December 31, 2014, respectively. The decrease in the reserve includes payments of $517 and the impact of currency translation of $98, partially offset by adjustments to reserves of $555. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

  CasChem

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company intends to continue implementing a sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs.  As of March 31, 2015, the Company’s reserve was $461.

  Cosan

The Company has implemented a sampling and pilot program in Clifton, New Jersey pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs.  As of March 31, 2015, the Company’s reserve was $1,173.

Additionally, the Company has implemented a sampling and pilot program in Carlstadt, New Jersey pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs. As of March 31, 2015, the Company’s reserve was $1,051.

  Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey.  These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek site. The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement (“Agreement”) and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with the other PRPs in the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs.  As of March 31, 2015, the Company’s reserve was $244 to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.   Due to the very preliminary and uncertain nature of any estimates related to the method and costs of any remediation solution, the number of eventual PRPs, and their respective proportion of remediation costs, the Company’s liability cannot be reasonably estimated at this time; as such, no accrual is recorded for these potential future costs.  The impact of the resolution of this matter on the Company’s results of operations in any future reporting period is not known.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(11)	Contingencies (continued)

In July 2014, the Company received a notice from the U.S. Department of the Interior, U.S. Fish & Wildlife Service, regarding the Company’s potential liability for natural resource damages at the Berry’s Creek site and inviting the Company to participate in a cooperative assessment of natural resource damages.  Most members of the Berry’s Creek PRP group received such notice letters, and the PRP Group coordinated a joint response, which was to decline participation in a cooperative assessment at this time.  The cost of any future assessment and the ultimate scope of natural resource damage liability are not yet known.

  Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986.  The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA.  The PRPs will continue implementing the ground water remediation at the site. As of March 31, 2015, the Company’s reserve was $322 to cover remaining ground water remediation and long-term monitoring.

  Harriman Site

Subsidiaries of Cambrex and Pfizer are named as responsible parties for the Company’s former Harriman, New York production facility by the New York State Department of Environmental Conservation (“NYSDEC”).  A final ROD (“Record of Decision”) describing the Harriman site remediation responsibilities for Pfizer and the Company was issued in 1997 (the “1997 ROD”) and incorporated into a federal court Consent Decree in 1998 (the “Consent Decree”).  In December 2013, the Company, Pfizer and the NYSDEC entered into a federal court stipulation, which the court subsequently endorsed as a court order, resolving certain disputes with the NYSDEC about the scope of the obligations under the Consent Decree and the 1997 ROD, and requiring the Company and Pfizer to carry out an environmental investigation and study of certain areas of the Harriman Site.

Site clean-up work under the 1997 ROD, the Consent Decree and the 2013 stipulation is ongoing and is being jointly performed by Pfizer and the Company, with NYSDEC oversight.  During 2014, Pfizer and the Company performed supplemental remedial investigation measures agreed to by the NYSDEC, and the findings were submitted to NYSDEC in a Supplemental RI Report and a Feasibility Study.  In April 2015, the NYSDEC informed the Company and Pfizer by letter that the Supplemental RI Report was disapproved, and demanded that the Company and Pfizer revise certain aspects of that report. The Company and Pfizer have initiated discussions with the NYSDEC to address its written comments.  As it is too soon to determine whether the NYSDEC will require any significant changes to the report following the discussions with the NYSDEC, no change to the reserve has been made.  ELT Harriman, LLC ("ELT"), the current owner of the Harriman site, is conducting other investigation and remediation activities under a separate NYSDEC directive.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(11)	Contingencies (continued)

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC.  The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000.  As of March 31, 2015, the Company’s reserve was $3,615.  At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

The Company intends to enforce all of its contractual rights to recover costs and for indemnification under a 2007 settlement agreement, and has filed such claims in an arbitration proceeding against ELT and the immediately preceding owner Vertellus Specialties Holdings.  ELT has filed counterclaims, and has threatened to file additional counterclaims, for contractual indemnification and for breach of the settlement agreement against the Company.  Currently, the arbitration proceeding is stayed indefinitely.

  Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary.  The PRPs are in the process of implementing a final remedy at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). For over a decade, the remediation has been funded by de minimis settlements and by the insurers of the SCP Superfund site’s owners and operators.  However, due to an unexpected increase in remediation costs at the site and costs related to SCP’s involvement in the Berry’s Creek investigation, the PRP group approved the assessment of an additional cash contribution by the PRP group.  While the Company continues to dispute the methodology used by the PRP group to arrive at its allocation for the cash contribution, the Company paid the funding requests in 2010 and 2014, as well as a recent funding request in March 2015.  A final allocation of SCP Site costs (excluding Berry’s Creek costs) is expected to be developed during 2015.  As of March 31, 2015, the Company’s reserve was $987, of which approximately $737 is expected to be covered by insurance.

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

(12)	Discontinued Operations

For all periods presented, discontinued operations relate to expenses for environmental remediation at sites that were divested prior to December 31, 2014.  For the three months ended March 31, 2015 and 2014, the Company recorded $375 and $184, respectively, as losses from discontinued operations, net of tax.  As of March 31, 2015 and December 31, 2014, liabilities recorded on the Company’s balance sheet relating to discontinued operations were $8,708 and $8,647, respectively.  At this time, the Company cannot reasonably estimate the period of time during which the involvement is expected to continue.  Net cash used in discontinued operations was $517 and $869 at March 31, 2015 and 2014, respectively.  Refer to Note 11 to the Company’s consolidated financial statements for further disclosures on the Company’s environmental contingencies.

CAMBREX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

(12)	Discontinued Operations (continued)

The following table is a reconciliation of the pre-tax loss on discontinued operations to the net loss on discontinued operations, as presented on the income statement:

	Three months ended March 31,
	2015	2014

Pre-tax loss from discontinued operations	$(577)	$(283)
Income tax benefit	202	99
Loss from discontinued operations, net of tax	$(375)	$(184)

CAMBREX CORPORATION AND SUBSIDIARIES
(in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following summarizes the Company’s performance for the first quarter of 2015:

•	Sales increased 18.1% on a reported basis compared to the first quarter of 2014. Sales, excluding currency impact, increased 27.4%.
•	Gross margins increased to 37.2% from 25.0% in the first quarter of 2014.
•	Net Cash was $7,910 compared to Debt, net of cash, of $14,482 at December 31, 2014, an improvement of $22,392 primarily due to the timing of accounts receivable collections.

Results of Operations

Comparison of First Quarter 2015 versus First Quarter 2014

Gross sales in the first quarter of 2015 of $78,184 were $11,992 or 18.1% higher than the first quarter of 2014. Excluding a 9.3% unfavorable impact of foreign exchange compared to the first quarter of 2014, the sales increase reflects higher volumes (28.1%) partially offset by lower pricing (0.7%). Certain branded APIs and controlled substances drove most of the growth.  Also contributing to the increase in sales is the inclusion of Zenara’s results in the Company’s consolidated financial statements subsequent to the purchase of the remaining shares in Zenara during 2014.  Zenara’s sales were $1,523 in the first quarter of 2015. Sales of generic APIs were flat quarter over quarter.

The following table reflects sales by geographic area for the first quarters of 2015 and 2014:

	First quarter
	2015	2014

Europe	$44,818	$31,812
North America	28,379	28,908
Asia	2,325	3,579
Other	2,662	1,893
Total gross sales	$78,184	$66,192

Gross margins in the first quarter of 2015 increased to 37.2% from 25.0% in the first quarter of 2014.  Foreign currency favorably impacted margins 1.2% in the first quarter of 2015.  This increase was primarily due to higher plant utilization and favorable product mix. Gross profit in the first quarter of 2015 was $29,079 compared to $16,578 in the same period last year.

Selling, general and administrative (“SG&A”) expenses of $13,751 in the first quarter of 2015 increased compared to $11,633 in the first quarter of 2014.  The increase is mainly due to higher personnel costs (approximately $2,000), sales and marketing expenses (approximately $500), recruiting (approximately $200), and pension expense (approximately $200), partially offset by a favorable impact from foreign exchange (approximately $1,700).  SG&A as a percentage of gross sales was 17.6% in the first quarters of 2015 and 2014.

Results of Operations (continued)

Comparison of First Quarter 2015 versus First Quarter 2014 (continued)

Research and development (“R&D”) expenses of $2,655 were 3.4% of gross sales in the first quarter of 2015, compared to $2,475 or 3.7% of gross sales in the first quarter of 2014.  The increase is primarily related to increased costs in order to facilitate the development of a higher number of generic and controlled substance APIs (approximately $600), partially offset by a favorable impact from foreign exchange (approximately $400).

Operating profit in the first quarter of 2015 was $12,673 compared to $2,470 in the first quarter of 2014.  The increase in operating profit is due to higher gross profit partially offset by higher operating expenses as described above.

Net interest expense was $476 in the first quarter of 2015 compared to $522 in the first quarter of 2014. The decrease is a result of higher capitalized interest resulting from increased capital spending in the first quarter of 2015 compared to the first quarter of 2014.  The average interest rate on debt was 2.4% in the first quarters of 2015 and 2014.

The tax provision from continuing operations in the first quarter of 2015 was expense of $3,767 compared to $454 in the first quarter of 2014.  The effective tax rate in the first quarter of 2015 was 31.0% compared to 28.0% in the first quarter of 2014.  The effective tax rate for the first quarter of 2014 included a benefit of $198 for a partial reversal of a deferred tax valuation allowance against domestic federal foreign tax credits.

Income from continuing operations in the first quarter of 2015 was $8,368, or $0.26 per diluted share, versus $1,166, or $0.04 per diluted share in the same period a year ago.

Liquidity and Capital Resources

During the first three months of 2015, cash provided by operations was $35,372 versus $24,582 in the same period a year ago.  This increase was primarily due to collections of accounts receivable related to sales that occurred in late 2014, higher net income and upfront customer payments partially offset by higher inventory levels.

Cash flows used in investing activities in the first three months of 2015 mostly related to capital expenditures of $12,641 compared to $7,586 in 2014.  Funds used in the first three months of 2015 were mainly used for expansion of the Company’s large scale manufacturing capacity to support expected growth. The majority of the funds in 2014 were used for capital improvements to existing facilities and to increase production capacity.

Cash flows provided by financing activities in the first three months of 2015 were $1,600 compared to $17,934 used in financing activities in the same period a year ago.  The 2015 cash flows primarily relate to cash proceeds from the exercise of stock options.  The cash flows in 2014 were used mainly to pay down the Company’s debt.

As part of the Company’s capital spending during 2015, it expects to invest between $45,000 and $50,000 to increase capacity at its Iowa facility.

The Company believes that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company for the foreseeable future.

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, increased environmental remediation, returns on assets within the Company’s domestic pension plans, as well as other factors. See the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2014 for further explanation of factors that may negatively impact the Company’s cash flows.

Any change in the current status of these factors could adversely impact the Company’s ability to fund operating cash flow requirements.

Impact of Recent Accounting Pronouncements

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03 which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than be presented as an asset.  This standard is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period, and must be applied on a retrospective basis.  This pronouncement will not have a material impact on the Company’s financial position or results of operations.

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

There has been no significant change in the Company’s exposure to market risk during the first three months of 2015.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2014.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first three months of 2015.  For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2014.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Income Statements for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/Gregory P. Sargen
Gregory P. Sargen
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as the
Registrant's Principal Financial Officer)

Dated: May 1, 2015