Form 10-Q
period 2015-06-30
CAMBREX CORP
filed 2015-07-30
CIK 820081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2015

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

As of July 30, 2015, there were 31,373,207 shares outstanding of the registrant’s Common Stock, $.10 par value.

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

Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,598	$45,518
Trade receivables, net	46,793	77,124
Other receivables	8,089	10,610
Inventories, net	127,055	85,630
Prepaid expenses and other current assets	8,824	8,688
Total current assets	253,359	227,570

Property, plant and equipment, net	172,417	163,567
Goodwill	41,684	43,912
Intangible assets, net	10,087	8,902
Deferred income taxes	31,809	38,424
Other non-current assets	3,500	4,697

Total assets	$512,856	$487,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,090	$43,670
Deferred revenue	25,218	14,095
Accrued expenses and other current liabilities	41,637	41,014
Total current liabilities	108,945	98,779

Long-term debt	60,000	60,000
Deferred income taxes	9,299	10,545
Accrued pension benefits	48,129	50,949
Other non-current liabilities	14,024	15,573
Total liabilities	240,397	235,846

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 33,111,831 and 32,836,930 shares at respective dates	3,311	3,284
Additional paid-in capital	123,836	119,265
Retained earnings	216,137	188,481
Treasury stock, at cost, 1,738,624 and 1,738,624 shares at respective dates	(14,823)	(14,823)
Accumulated other comprehensive loss	(56,002)	(44,981)

Total stockholders' equity	272,459	251,226

Total liabilities and stockholders' equity	$512,856	$487,072

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

(unaudited – in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Gross sales	$106,379	$97,972	$184,563	$164,164
Commissions, allowances and rebates	365	625	816	1,174

Net sales	106,014	97,347	183,747	162,990

Other revenue	621	546	413	1,008

Net revenues	106,635	97,893	184,160	163,998

Cost of goods sold	60,690	64,478	109,136	114,005

Gross profit	45,945	33,415	75,024	49,993

Operating expenses:
Selling, general and administrative expenses	14,078	14,560	27,829	26,193
Research and development expenses	2,703	3,631	5,358	6,106
Total operating expenses	16,781	18,191	33,187	32,299

Operating profit	29,164	15,224	41,837	17,694

Other expenses/(income):
Interest expense, net	474	543	950	1,065
Equity in losses of partially-owned affiliates	-	4,272	4	4,618
Other income, net	(232)	(3)	(174)	(21)

Income before income taxes	28,922	10,412	41,057	12,032

Provision/(benefit) for income taxes	9,472	(9,415)	13,239	(8,961)

Income from continuing operations	19,450	19,827	27,818	20,993

Income/(loss) from discontinued operations, net of tax	213	(160)	(162)	(344)

Net income	$19,663	$19,667	$27,656	$20,649

Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.62	$0.65	$0.89	$0.69
Income/(loss) from discontinued operations, net of tax	$0.01	$(0.01)	$(0.01)	$(0.02)
Net income	$0.63	$0.64	$0.88	$0.67

Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.60	$0.63	$0.86	$0.67
Income/(loss) from discontinued operations, net of tax	$0.01	$0.00	$0.00	$(0.01)
Net income	$0.61	$0.63	$0.86	$0.66

Weighted average shares outstanding:
Basic	31,330	30,647	31,271	30,596
Effect of dilutive stock based compensation	1,096	781	1,038	802
Diluted	32,426	31,428	32,309	31,398

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$19,663	$19,667	$27,656	$20,649

Other comprehensive income/(loss):

Foreign currency translation adjustments	6,378	885	(11,605)	562

Interest rate swap agreement, net of tax of $37, $21, $67 and $35 at respective dates	69	39	123	66

Pension plan amortization of net actuarial loss and prior service cost, net of tax of $108, $70, $216 and $140 at respective dates	231	145	461	290

Comprehensive income	$26,341	$20,736	$16,635	$21,567

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$27,656	$20,649
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	10,685	11,849
Non-cash deferred revenue	(12,197)	(598)
Increase in inventory reserve	2,116	2,691
Stock based compensation	2,404	1,948
Deferred income tax provision/(benefit)	6,434	(10,838)
Losses in partially-owned affiliates	4	4,618
Other	(96)	610
Changes in assets and liabilities:
Trade receivables	29,618	2,911
Inventories	(46,499)	(16,462)
Prepaid expenses and other current assets	(1,151)	(3,669)
Accounts payable and other current liabilities	2,675	1,429
Deferred revenue	22,529	1,631
Other non-current assets and liabilities	(3,311)	(3,127)
Discontinued operations:
Net cash used in discontinued operations	(663)	(1,112)
Net cash provided by operating activities	40,204	12,530

Cash flows from investing activities:
Capital expenditures	(25,556)	(9,439)
Proceeds from sale of assets	2,102	1,279
Acquisition of business, net of cash acquired	-	(2,426)
Other	(56)	(1,404)
Net cash used in investing activities	(23,510)	(11,990)

Cash flows from financing activities:
Long-term debt activity:
Borrowings	-	18,750
Repayments	-	(24,000)
Proceeds from stock options exercised	1,895	1,718
Other	299	-
Net cash provided by/(used in) financing activities	2,194	(3,532)

Effect of exchange rate changes on cash and cash equivalents	(1,808)	(303)

Net increase/(decrease) in cash and cash equivalents	17,080	(3,295)

Cash and cash equivalents at beginning of period	45,518	22,745

Cash and cash equivalents at end of period	$62,598	$19,450

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

The results of operations of any interim period are not necessarily indicative of the results expected for the full year.

For all periods presented, financial results for discontinued operations relate to environmental remediations at sites of divested businesses.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(2)	Impact of Recently Issued Accounting Pronouncements (continued)

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results should be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This update was effective in the first quarter of 2015. This pronouncement did not have an impact on the Company’s financial position or results of operations.

(3)	Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories consist of the following:

	June 30,	December 31,
	2015	2014

Finished goods	$40,342	$24,200
Work in process	53,538	27,640
Raw materials	27,945	28,558
Supplies	5,230	5,232
Total	$127,055	$85,630

(4)	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2015, is as follows:

Balance as of December 31, 2014	$43,912
Translation effect	(2,228)
Balance as of June 30, 2015	$41,684

Acquired intangible assets, which are amortized, consist of the following:

				As of June 30, 2015
	Amortization Period (years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	10	-	20	$7,906	$(1,381)	$6,525
Internal-use software		7		3,139	-	3,139
Customer-related intangibles	10	-	15	660	(237)	423
				$11,705	$(1,618)	$10,087

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(4)	Goodwill and Intangible Assets (continued)

				As of December 31, 2014
	Amortization Period (years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	10	-	20	$8,228	$(1,141)	$7,087
Internal-use software		7		1,332	-	1,332
Customer-related intangibles	10	-	15	716	(233)	483
				$10,276	$(1,374)	$8,902

The change in the gross carrying amount is due to additions and the impact of foreign currency translation. The Company has capitalized costs for internal-use software that has not been placed in service as of June 30, 2015.

Amortization expense was $166 and $335 for the three and six months ended June 30, 2015, respectively. Amortization expense was $106 and $172 for the three and six months ended June 30, 2014, respectively.

Amortization expense related to current intangible assets is expected to be approximately $817 for 2015 and $1,113 for each of the next four years.

(5)	Income Taxes

The tax provision from continuing operations for the three and six months ended June 30, 2015 was expense of $9,472 and $13,239, respectively, compared to benefits of $9,415 and $8,961 for the three and six months ended June 30, 2014. The tax provision for the three and six months ended June 30, 2014 included benefits of $14,161 and $14,359, respectively, for a partial reversal of a deferred tax valuation allowance against domestic federal foreign tax credits. The effective tax rate for the three and six months ended June 30, 2015 was 32.8% and 32.2%, respectively. Excluding the benefit related to the reversal of the deferred tax valuation allowance and the impact of a $4,122 loss on the acquisition of Zenara shares recorded in 2014, the effective tax rate for the three and six months ended June 30, 2014 was 32.7% and 33.4%, respectively.

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

None of the foreign currency forward contracts entered into during the six months ended June 30, 2015 and 2014 were designated for hedge accounting treatment. The notional amounts of the Company’s foreign exchange forward contracts were $31,696 and $3,632 at June 30, 2015 and December 31, 2014, respectively. The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

The fair value of the Company’s foreign exchange forward contracts was a loss of $302 and $102 at June 30, 2015 and December 31, 2014, respectively, and is recorded in “Accrued expenses and other current liabilities” and “Other revenue.”

 Interest Rate Swap

The Company entered into an interest rate swap in March 2012 to reduce the impact of changes in interest rates on its floating rate debt through September 2015. The swap is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount.

The swap contract outstanding at June 30, 2015 has been designated as a cash flow hedge and, accordingly, changes in the fair value of this derivative are not recorded in earnings but are recorded each period in AOCI and reclassified into earnings as interest expense in the same period during which the hedged transaction affects earnings. The ineffective portion of all hedges is recognized in earnings and has been immaterial to the Company's financial results.

As of June 30, 2015, the interest rate swap had a notional value of $60,000, at a fixed rate of 0.92%. The fair value of this swap is based on quoted market prices and was in a loss position of $113 and $304 at June 30, 2015 and December 31, 2014, respectively. This loss is reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities.”

The entire loss will be reclassed out of AOCI into earnings by September 30, 2015.

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

The following tables provide the assets and liabilities carried at fair value, measured on a recurring basis, as of June 30, 2015 and December 31, 2014:

		Fair Value Measurements at June 30, 2015 using:
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Foreign currency forwards	$(302)	$-	$(302)	$-
Interest rate swap	(113)	-	(113)	-
Total	$(415)	$-	$(415)	$-

		Fair Value Measurements at December 31, 2014 using:
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Foreign currency forwards	$(102)	$-	$(102)	$-
Interest rate swap	(304)	-	(304)	-
Total	$(406)	$-	$(406)	$-

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

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(8)	Accumulated Other Comprehensive Income/(Loss)

The following tables provide the changes in AOCI by component, net of tax, for the three months ended June 30, 2015 and 2014:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of March 31, 2015	$(29,393)	$(139)	$(33,148)	$(62,680)
Other comprehensive income/(loss) before reclassifications	6,378	(4)	-	6,374
Amounts reclassified from accumulated other comprehensive income	-	73	231	304

Net current-period other comprehensive income	6,378	69	231	6,678
Balance as of June 30, 2015	$(23,015)	$(70)	$(32,917)	$(56,002)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of March 31, 2014	$9,667	$(369)	$(28,411)	$(19,113)
Other comprehensive loss before reclassifications	(3,515)	(36)	-	(3,551)
Amounts reclassified from accumulated other comprehensive income	4,400	75	145	4,620

Net current-period other comprehensive income	885	39	145	1,069
Balance as of June 30, 2014	$10,552	$(330)	$(28,266)	$(18,044)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(8)	Accumulated Other Comprehensive Income/(Loss) (continued)

The following tables provide the changes in AOCI by component, net of tax, for the six months ended June 30, 2015 and 2014:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2014	$(11,410)	$(193)	$(33,378)	$(44,981)
Other comprehensive loss before reclassifications	(11,605)	(23)	-	(11,628)
Amounts reclassified from accumulated other comprehensive income	-	146	461	607

Net current-period other comprehensive (loss)/income	(11,605)	123	461	(11,021)
Balance as of June 30, 2015	$(23,015)	$(70)	$(32,917)	$(56,002)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2013	$9,990	$(396)	$(28,556)	$(18,962)
Other comprehensive loss before reclassifications	(3,838)	(83)	-	(3,921)
Amounts reclassified from accumulated other comprehensive income	4,400	149	290	4,839

Net current-period other comprehensive income	562	66	290	918
Balance as of June 30, 2014	$10,552	$(330)	$(28,266)	$(18,044)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(8)	Accumulated Other Comprehensive Income/(Loss) (continued)

The following tables provide the reclassifications out of AOCI by component for the three and six months ended June 30, 2015 and 2014:

Details about AOCI Components	Three months ended June 30, 2015	Six months ended June 30, 2015
Losses on cash flow hedge:
Interest rate swap	$(112)	$(225)
Tax benefit	39	79
Net of tax	$(73)	$(146)

Amortization of defined benefit pension items:
Actuarial losses	$(326)	$(651)
Prior service costs	(13)	(26)
Total before tax	(339)	(677)
Tax benefit	108	216
Net of tax	$(231)	$(461)

Total reclassification for the period	$(304)	$(607)

Details about AOCI Components	Three months ended June 30, 2014	Six months ended June 30, 2014
Losses on cash flow hedge:
Interest rate swap	$(116)	$(230)
Tax benefit	41	81
Net of tax	$(75)	$(149)

Amortization of defined benefit pension items:
Actuarial losses	$(202)	$(405)
Prior service costs	(13)	(25)
Total before tax	(215)	(430)
Tax benefit	70	140
Net of tax	$(145)	$(290)

Foreign currency translation adjustment:
Release of currency translation adjustment	$(4,400)	$(4,400)
Tax benefit	-	-
Net of tax	$(4,400)	$(4,400)

Total reclassification for the period	$(4,620)	$(4,839)

The Company recognizes net periodic pension cost, which includes amortization of actuarial losses and gains, and prior service costs in both selling, general and administrative expenses and cost of goods sold in its income statement depending on the functional area of the underlying employees included in the plan. The interest rate swap is reflected in the Company’s income statement as interest expense.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(9)	Stock Based Compensation

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for the stock options granted to employees during the three and six months ended June 30, 2015 were $12.24 and $10.59, respectively. The weighted-average fair value per share for the stock options granted to employees during the three and six months ended June 30, 2014 were $6.11 and $6.49, respectively.

For the three months ended June 30, 2015 and 2014, the Company recorded $733 and $595, respectively, in selling, general and administrative expenses for stock options. For the six months ended June 30, 2015 and 2014, the Company recorded $1,338 and $1,149, respectively, in selling, general and administrative expenses for stock options. As of June 30, 2015, total compensation cost related to unvested stock options not yet recognized was $5,856. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.4 years.

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2014	2,070,672	$12.08
Granted	29,500	$23.45
Exercised	(212,276)	$7.25
Forfeited or expired	(80,375)	$14.48
Outstanding at March 31, 2015	1,807,521	$12.72
Granted	23,818	$41.11
Exercised	(62,625)	$5.68
Outstanding at June 30, 2015	1,768,714	$13.35
Exercisable at June 30, 2015	735,646	$9.43

The aggregate intrinsic values for all stock options exercised for the three and six months ended June 30, 2015 were $2,083 and $7,422, respectively. The aggregate intrinsic values for all stock options exercised for the three and six months ended June 30, 2014 were $766 and $2,407, respectively. The aggregate intrinsic values for all stock options outstanding and exercisable as of June 30, 2015 were $54,100 and $25,387, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(9)	Stock Based Compensation (continued)

The following table is a summary of the Company’s nonvested stock options:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at December 31, 2014	1,098,875	$7.14	-	$-
Granted	29,500	$9.25	-	$-
Vested during period	(27,500)	$4.02	-	$-
Forfeited	(80,375)	$6.90	-	$-
Nonvested at March 31, 2015	1,020,500	$7.30	-	$-
Granted	23,818	$12.24	8,897	$39.34
Vested during period	(11,250)	$7.32	-	$-
Nonvested at June 30, 2015	1,033,068	$7.41	8,897	$39.34

For the three months ended June 30, 2015 and 2014, the Company recorded $117 and $124, respectively, in selling, general and administrative expenses for restricted stock awards. For the six months ended June 30, 2015 and 2014, the Company recorded $117 and $124, respectively, in selling, general and administrative expenses for restricted stock awards. As of June 30, 2015, total compensation cost related to unvested restricted stock not yet recognized was $233. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.3 years.

The Company granted equity-settled performance shares (“PS”) to certain executives. PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the revenue and EBITDA growth of the members of a specified peer group of companies over a three year period. For the three months ended June 30, 2015 and 2014, the Company recorded $477 and $315, respectively, in selling, general and administrative expenses related to PS awards. For the six months ended June 30, 2015 and 2014, the Company recorded $949 and $675, respectively, in selling, general, and administrative expenses related to PS awards.

The Company granted cash-settled performance share units (“PSU”) to certain executives. PSU awards provide the recipient the right to receive the cash value of a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the revenue and EBITDA growth of the members of a specified peer group of companies over a three year period. As of June 30, 2015, there were no PSU awards outstanding. For the three and six months ended June 30, 2014, the Company recorded $418 and $611, respectively, in selling, general and administrative expenses for PSU awards.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(10)	Retirement Plans

Domestic Pension Plan

The components of net periodic cost/(income) for the Company’s domestic plan (which was frozen in 2007) for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Components of net periodic benefit cost
Interest cost	$607	$828	$1,215	$1,656
Expected return on plan assets	(717)	(1,039)	(1,435)	(2,078)
Recognized actuarial loss	203	130	406	260

Net periodic cost/(income)	$93	$(81)	$186	$(162)

The Company’s Supplemental Executive Retirement Plan (which was frozen in 2007) is non-qualified and unfunded. Net periodic benefit costs for the three months ended June 30, 2015 and 2014 were $59 and $55, respectively. Net periodic benefit costs for the six months ended June 30, 2015 and 2014 were $118 and $110, respectively.

International Pension Plan

The components of net periodic benefit cost for the Company’s international plan for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Components of net periodic benefit cost
Service cost	$195	$175	$392	$353
Interest cost	147	230	296	464
Recognized actuarial loss	83	39	166	79
Amortization of prior service benefit	(2)	(2)	(3)	(4)

Net periodic benefit cost	$423	$442	$851	$892

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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. These reserves were $9,365 and $9,595 at June 30, 2015 and December 31, 2014, respectively. The decrease in the reserve includes payments of $825 and the impact of currency translation of $60, partially offset by adjustments to reserves of $655. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(11)	Contingencies (continued)

Bayonne

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act. The Company intends to continue implementing a sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program. The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs. As of June 30, 2015, the Company’s reserve was $446.

Clifton and Carlstadt

The Company has implemented a sampling and pilot program in Clifton, New Jersey pursuant to the NJDEP private oversight program. The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs. As of June 30, 2015, the Company’s reserve was $1,148.

Additionally, the Company has implemented a sampling and pilot program in Carlstadt, New Jersey pursuant to the NJDEP private oversight program. The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs. As of June 30, 2015, the Company’s reserve was $1,048.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey. These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek site. The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement (“Agreement”) and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with the other PRPs in the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs. As of June 30, 2015, the Company’s reserve was $244 to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs. Due to the very preliminary and uncertain nature of any estimates related to the method and costs of any remediation solution, the number of eventual PRPs, and their respective proportion of remediation costs, the Company’s liability cannot be reasonably estimated at this time; as such, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company’s results of operations in any future reporting period is not known.

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

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986. The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA. The PRPs will continue implementing the ground water remediation at the site. As of June 30, 2015, the Company’s reserve was $322 to cover remaining ground water remediation and long-term monitoring.

Harriman Site

Subsidiaries of Cambrex and Pfizer are named as responsible parties for the Company’s former Harriman, New York production facility by the New York State Department of Environmental Conservation (“NYSDEC”). A final Record of Decision (“ROD”) describing the Harriman site remediation responsibilities for Pfizer and the Company was issued in 1997 (the “1997 ROD”) and incorporated into a federal court Consent Decree in 1998 (the “Consent Decree”). In December 2013, the Company, Pfizer and the NYSDEC entered into a federal court stipulation, which the court subsequently endorsed as a court order, resolving certain disputes with the NYSDEC about the scope of the obligations under the Consent Decree and the 1997 ROD, and requiring the Company and Pfizer to carry out an environmental investigation and study of certain areas of the Harriman Site.

Site clean-up work under the 1997 ROD, the Consent Decree and the 2013 stipulation is ongoing and is being jointly performed by Pfizer and the Company, with NYSDEC oversight. During 2014, Pfizer and the Company performed supplemental remedial investigation measures agreed to by the NYSDEC, and the findings were submitted to NYSDEC in a Supplemental RI Report and a Feasibility Study. In April 2015, the NYSDEC informed the Company and Pfizer by letter that the Supplemental RI Report was disapproved, and demanded that the Company and Pfizer perform additional environmental investigative work and revise certain aspects of that report. The Company and Pfizer are in discussions with the NYSDEC to address its written comments. As it is too soon to determine whether the discussion with NYSDEC will result in any significant changes to the Company’s responsibilities, no change to the reserve has been made. ELT Harriman, LLC ("ELT"), the current owner of the Harriman site, is conducting other investigation and remediation activities under a separate NYSDEC directive.

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC. The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000. As of June 30, 2015, the Company’s reserve was $3,615. At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

The Company intends to enforce all of its contractual rights to recover costs and for indemnification under a 2007 settlement agreement, and has filed such claims in an arbitration proceeding against ELT and the immediately preceding owner, Vertellus Specialties Holdings. ELT has filed counterclaims, and has threatened to file additional counterclaims, for contractual indemnification and for breach of the settlement agreement against the Company. Currently, the arbitration proceeding is stayed indefinitely.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(11)	Contingencies (continued)

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs. The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary. The PRPs are in the process of implementing a final remedy at the site. The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). While the Company continues to dispute the methodology used by the PRP group to arrive at its interim allocation for cash contributions, the Company paid the funding requests in 2010 and 2014, as well as a recent funding request in March 2015. A final allocation of SCP Site costs (excluding Berry’s Creek costs) is expected to be developed during 2015-2016. As of June 30, 2015, the Company’s reserve was $987, of which approximately $632 is expected to be covered by insurance.

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

For all periods presented, financial results for discontinued operations relate to environmental remediation at sites that were divested prior to December 31, 2014. For the three months ended June 30, 2015, the Company recorded $213, related to insurance proceeds, as income from discontinued operations, net of tax, versus $160 as losses from discontinued operations, net of tax, for the three months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, the Company recorded $162 and $344, respectively, as losses from discontinued operations, net of tax. As of June 30, 2015 and December 31, 2014, liabilities recorded on the Company’s balance sheet relating to discontinued operations were $8,665 and $8,647, respectively. At this time, we cannot reasonably estimate the period of time during which the involvement is expected to continue. Net cash used in discontinued operations was $663 and $1,112 at June 30, 2015 and 2014, respectively. Refer to Note 11 to the Company’s consolidated financial statements for further disclosures on the Company’s environmental contingencies.

The following table is a reconciliation of the pre-tax income/(loss) from discontinued operations to the net income/(loss) from discontinued operations, as presented on the income statement:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Pre-tax income/(loss) from discontinued operations	$327	$(246)	$(250)	$(529)
Income tax (expense)/benefit	(114)	86	88	185
Income/(loss) from discontinued operations, net of tax	$213	$(160)	$(162)	$(344)

CAMBREX CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following summarizes the Company’s performance for the second quarter of 2015:

●	Sales increased 8.6% on a reported basis compared to the second quarter of 2014. Sales, excluding currency impact, increased 15.2%.
●	Gross margins increased to 43.2% from 34.1% in the second quarter of 2014.
●	Net Cash was $2,598 compared to $7,910 at March 31, 2015.

Results of Operations

Comparison of Second Quarter 2015 versus Second Quarter 2014

Gross sales in the second quarter of 2015 of $106,379 were $8,407 or 8.6% higher than the second quarter of 2014. Excluding a 6.6% unfavorable impact of foreign exchange compared to the second quarter of 2014 sales increased 15.2% due to higher volumes of certain branded APIs (13.8%) and to a lesser extent, higher pricing on certain products (1.4%).

The following table reflects sales by geographic area for the second quarters of 2015 and 2014:

	Second quarter
	2015	2014

Europe	$68,937	$60,325
North America	29,931	30,824
Asia	4,139	3,925
Other	3,372	2,898
Total gross sales	$106,379	$97,972

Gross margins in the second quarter of 2015 increased to 43.2% from 34.1% in the second quarter of 2014. Foreign currency favorably impacted margins 3.7% in the second quarter of 2015. The remaining increase was primarily due to higher plant utilization and increased pricing on certain products. Gross profit in the second quarter of 2015 was $45,945 compared to $33,415 in the same period last year.

Selling, general and administrative (“SG&A”) expenses of $14,078 in the second quarter of 2015 decreased compared to $14,560 in the second quarter of 2014. The decrease is mainly due to a favorable impact from foreign exchange (approximately $1,300) and lower due diligence costs (approximately $800). These decreases were partially offset by higher costs related to the implementation of a new ERP system (approximately $500), sales and marketing expenses (approximately $300), recruiting (approximately $200), and pension expense (approximately $200). SG&A as a percentage of gross sales was 13.2% and 14.9% in the second quarters of 2015 and 2014, respectively.

Results of Operations (continued)

Comparison of Second Quarter 2015 versus Second Quarter 2014 (continued)

Research and development (“R&D”) expenses of $2,703 were 2.5% of gross sales in the second quarter of 2015, compared to $3,631 or 3.7% of gross sales in the second quarter of 2014. The decrease is primarily related to higher utilization of certain R&D personnel on revenue-generating projects resulting in these costs being absorbed into cost of goods sold and inventory rather than expensed in R&D (approximately $900), and a favorable impact from foreign exchange (approximately $300) partially offset by higher costs in order to facilitate the development of a higher number of generic and controlled substance APIs (approximately $300).

Operating profit in the second quarter of 2015 was $29,164 compared to $15,224 in the second quarter of 2014. The increase in operating profit is due to higher gross profit and lower operating expenses as described above.

Net interest expense was $474 in the second quarter of 2015 compared to $543 in the second quarter of 2014. The decrease is a result of higher capitalized interest resulting from increased capital spending in the second quarter of 2015 compared to the second quarter of 2014. The average interest rate on debt was 2.4% in the second quarters of 2015 and 2014.

Equity in losses of partially-owned affiliates was $4,272 in the second quarter of 2014 which primarily represents a loss associated with the purchase of the remaining portion of Zenara.

The tax provision from continuing operations in the second quarter of 2015 was expense of $9,472 compared to a benefit of $9,415 in the second quarter of 2014. The tax provision for the second quarter of 2014 included a benefit of $14,161 for a partial reversal of a deferred tax valuation allowance against domestic federal foreign tax credits. The effective tax rate in the second quarter of 2015 was 32.8%. Excluding the benefit related to the reversal of the deferred tax valuation allowance and the impact of a $4,122 loss on the acquisition of Zenara shares recorded in 2014, the effective tax rate for the second quarter of 2014 was 32.7%.

Income from continuing operations in the second quarter of 2015 was $19,450, or $0.60 per diluted share, versus $19,827, or $0.63 per diluted share in the same period a year ago. Last year’s results included a loss related to the purchase of the remaining stake in Zenara and the tax benefit described above.

Comparison of First Six Months of 2015 versus First Six Months of 2014

Gross sales in the first six months of 2015 of $184,563 were $20,399 or 12.4% higher than the first six months of 2014. Excluding a 7.3% unfavorable impact of foreign exchange compared to the first six months of 2014, sales increased 19.7% due to higher volumes of certain branded APIs (19.4%) and to a lesser extent, higher pricing on certain products (0.3%). Controlled substances increased slightly and generic sales, after adjusting for currency impacts, were flat compared to the same period last year.

Results of Operations (continued)

Comparison of First Six Months of 2015 versus First Six Months of 2014 (continued)

The following table reflects sales by geographic area for the first six months of 2015 and 2014:

	First six months
	2015	2014

Europe	$113,755	$92,136
North America	58,310	59,732
Asia	6,464	7,504
Other	6,034	4,792
Total gross sales	$184,563	$164,164

Gross margins in the first six months of 2015 increased to 40.6% from 30.5% in the first six months of 2014. Excluding a favorable impact from foreign currency, margins in the first six months of 2015 were 37.6%. This increase was primarily due to higher plant utilization. Gross profit in the first six months of 2015 was $75,024 compared to $49,993 in the same period last year.

SG&A expenses were $27,829 in the first six months of 2015 compared to $26,193 in the first six months of 2014. The increase is mainly due to higher personnel costs (approximately $2,100), sales and marketing (approximately $800), expenses related to the implementation of a new ERP system (approximately $575), recruiting (approximately $400) and pension expense (approximately $400) partially offset by lower due diligence costs (approximately $800). Foreign currency favorably impacted SG&A by approximately $2,900. SG&A as a percentage of gross sales was 15.1% and 16.0% in the first six months of 2015 and 2014, respectively.

R&D expenses of $5,358 were 2.9% of gross sales in the first six months of 2015, compared to $6,106 or 3.7% of gross sales in the first six months of 2014. The decrease is mostly due to a favorable impact from foreign currency.

Operating profit in the first six months of 2015 was $41,837 compared to $17,694 in the first six months of 2014. The increase in operating profit is primarily due to higher gross profit partially offset by slightly higher operating expenses as described above.

Net interest expense was $950 in the first six months of 2015 compared to $1,065 in the first six months of 2014. The decrease is a result of higher capitalized interest resulting from increased capital spending in the first six months of 2015 compared to the same period last year. The average interest rate on debt was 2.4% in the first six months of 2015 and 2014.

Equity in losses of partially-owned affiliates was $4,618 in the first six months of 2014 which primarily represents a loss associated with the purchase of the remaining portion of Zenara.

The tax provision from continuing operations in the first six months of 2015 was expense of $13,239 compared to a benefit of $8,961 in the first six months of 2014. The tax provision for the first six months of 2014 included a benefit of $14,359 for a partial reversal of a deferred tax valuation allowance against domestic federal foreign tax credits. The effective tax rate for the first six months of 2015 was 32.2%. Excluding the benefit related to the reversal of the deferred tax valuation allowance and the impact of the $4,122 loss on the acquisition of Zenara shares recorded in 2014, the effective tax rate for the first six months of 2014 was 33.4%.

Results of Operations (continued)

Comparison of First Six Months of 2015 versus First Six Months of 2014 (continued)

Income from continuing operations in the first six months of 2015 was $27,818, or $0.86 per diluted share, versus $20,993, or $0.67 per diluted share in the same period a year ago. Last year’s results included a loss related to the purchase of the remaining stake in Zenara and the tax benefit described above.

Liquidity and Capital Resources

During the first six months of 2015, cash provided by operations was $40,204 versus $12,530 in the same period a year ago. This increase was primarily due to collections of accounts receivable related to sales that occurred in late 2014, upfront customer payments and higher net income partially offset by higher inventory levels.

Cash flows used in investing activities in the first six months of 2015 mostly related to capital expenditures of $25,556 compared to $9,439 in 2014. Funds used in the first six months of 2015 were mainly used for expansion of the Company’s large scale manufacturing capacity to support expected growth. As part of the Company’s capital spending projections for 2015, it expects to invest between $45,000 and $50,000 to increase capacity at its Iowa facility. The majority of the funds in 2014 were used for capital improvements to existing facilities and to increase production capacity.

Cash flows provided by financing activities in the first six months of 2015 were $2,194 compared to $3,532 used in financing activities in the same period a year ago. The 2015 cash flows primarily relate to cash proceeds from the exercise of stock options.

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

Zenara, which was acquired during 2014, has an estimated fair value that closely approximates the carrying value of its assets.  Zenara has goodwill and intangible assets of approximately $13,000.  The Zenara business, based in India, has been in operation for a relatively short period of time, and competes with other low cost providers globally.  Cambrex’s plans include adding a significant amount of new and profitable customers by utilizing Cambrex’s global sales force as well as making operational improvements to the business.  The business has few customers and is expected to operate below breakeven in 2015.  Any negative changes in assumptions on new customers, volumes, or Cambrex’s ability to improve operations while maintaining a competitive cost structure could adversely affect the fair value of Zenara and result in significant goodwill or other long-lived asset impairment charges in 2015 or later.  Cambrex will continue performing detailed business and operation reviews through the balance of 2015 to determine if any changes in the valuation are warranted.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results should be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This update was effective in the first quarter of 2015. This pronouncement did not have an impact on the Company’s financial position or results of operations.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first six months of 2015. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2014.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first six months of 2015. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2014.

Item 6.	Exhibits

Exhibit 31.1*	Section 302 Certification Statement of the Chief Executive Officer.

Exhibit31.2*	Section 302 Certification Statement of the Chief Financial Officer.

Exhibit 32**	Section 906 Certification Statements of the Chief Executive Officer and Chief Financial Officer.

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Income Statements for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By:	/s/Gregory P. Sargen
Gregory P. Sargen
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as the
Registrant's Principal Financial Officer)

Dated: July 30, 2015