Form 10-Q
period 2015-09-30
CAMBREX CORP
filed 2015-11-03
CIK 820081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2015

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

As of October 30, 2015, there were 31,531,057 shares outstanding of the registrant’s Common Stock, $.10 par value.

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

Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,182	$45,518
Trade receivables, net	38,820	77,124
Other receivables	7,404	10,610
Inventories, net	130,851	85,630
Prepaid expenses and other current assets	8,745	8,688
Total current assets	246,002	227,570

Property, plant and equipment, net	180,598	163,567
Goodwill	41,448	43,912
Intangible assets, net	10,097	8,902
Deferred income taxes	28,376	38,424
Other non-current assets	3,162	4,697

Total assets	$509,683	$487,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,717	$43,670
Deferred revenue	28,900	14,095
Accrued expenses and other current liabilities	41,688	41,014
Total current liabilities	123,305	98,779

Long-term debt	30,000	60,000
Deferred income taxes	9,042	10,545
Accrued pension benefits	47,052	50,949
Other non-current liabilities	13,843	15,573
Total liabilities	223,242	235,846

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 33,269,681 and 32,836,930 shares at respective dates	3,327	3,284
Additional paid-in capital	126,882	119,265
Retained earnings	227,884	188,481
Treasury stock, at cost, 1,738,624 and 1,738,624 shares at respective dates	(14,823)	(14,823)
Accumulated other comprehensive loss	(56,829)	(44,981)

Total stockholders' equity	286,441	251,226

Total liabilities and stockholders' equity	$509,683	$487,072

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

(unaudited – in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Gross sales	$92,350	$81,145	$276,913	$245,309
Commissions, allowances and rebates	615	504	1,431	1,678

Net sales	91,735	80,641	275,482	243,631

Other revenue	1,244	659	1,657	1,667

Net revenues	92,979	81,300	277,139	245,298

Cost of goods sold	57,299	52,894	166,435	166,899

Gross profit	35,680	28,406	110,704	78,399

Operating expenses:
Selling, general and administrative expenses	13,989	12,541	41,818	38,734
Research and development expenses	3,672	3,839	9,030	9,945
Total operating expenses	17,661	16,380	50,848	48,679

Operating profit	18,019	12,026	59,856	29,720

Other expenses:
Interest expense, net	517	570	1,467	1,635
Equity in losses of partially-owned affiliates	-	-	-	4,618
Other expense, net	296	37	126	16

Income before income taxes	17,206	11,419	58,263	23,451

Provision/(benefit) for income taxes	5,330	2,537	18,569	(6,424)

Income from continuing operations	11,876	8,882	39,694	29,875

Loss from discontinued operations, net of tax	(129)	(113)	(291)	(457)

Net income	$11,747	$8,769	$39,403	$29,418

Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.38	$0.29	$1.27	$0.97
Loss from discontinued operations, net of tax	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net income	$0.37	$0.28	$1.26	$0.96

Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.36	$0.28	$1.22	$0.95
Loss from discontinued operations, net of tax	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net income	$0.36	$0.28	$1.22	$0.93

Weighted average shares outstanding:
Basic	31,471	30,801	31,339	30,665
Effect of dilutive stock based compensation	1,122	798	1,089	821
Diluted	32,593	31,599	32,428	31,486

The sum of the individual per share amounts may not add due to rounding.

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$11,747	$8,769	$39,403	$29,418

Other comprehensive income/(loss):

Foreign currency translation adjustments	(1,127)	(15,172)	(12,732)	(14,610)

Interest rate swap agreement, net of tax of $40, $39, $107 and $74 at respective dates	70	74	193	140

Pension plan amortization of net actuarial loss and prior service cost, net of tax of $108, $70, $324 and $210 at respective dates	230	143	691	433

Comprehensive income/(loss)	$10,920	$(6,186)	$27,555	$15,381

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$39,403	$29,418
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	16,320	17,915
Non-cash deferred revenue	(12,232)	(11,056)
Increase in inventory reserve	3,561	5,270
Stock based compensation	3,837	2,851
Deferred income tax provision/(benefit)	9,162	(9,529)
Losses in partially-owned affiliates	-	4,618
Other	(139)	880
Changes in assets and liabilities:
Trade receivables	38,102	24,872
Inventories	(52,542)	(22,164)
Prepaid expenses and other current assets	(569)	(5,651)
Accounts payable and other current liabilities	13,842	8,132
Deferred revenue	25,340	1,711
Other non-current assets and liabilities	(2,978)	(4,402)
Discontinued operations:
Net cash used in discontinued operations	(1,062)	(1,494)
Net cash provided by operating activities	80,045	41,371

Cash flows from investing activities:
Capital expenditures	(39,706)	(18,094)
Proceeds from sale of assets	2,282	1,696
Acquisition of business, net of cash acquired	-	(2,426)
Other	(56)	(1,404)
Net cash used in investing activities	(37,480)	(20,228)

Cash flows from financing activities:
Long-term debt activity:
Borrowings	-	23,250
Repayments	(30,000)	(42,500)
Proceeds from stock options exercised	2,959	3,499
Other	861	456
Net cash used in financing activities	(26,180)	(15,295)

Effect of exchange rate changes on cash and cash equivalents	(1,721)	(2,088)

Net increase in cash and cash equivalents	14,664	3,760

Cash and cash equivalents at beginning of period	45,518	22,745

Cash and cash equivalents at end of period	$60,182	$26,505

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

For all periods presented, financial results for discontinued operations relate to environmental investigation and remediation at sites of divested businesses.

Certain reclassifications have been made to prior year amounts to conform with current year presentation.

(2)       Impact of Recently Issued Accounting Pronouncements

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03 which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than be presented as an asset. In August 2015, the FASB issued ASU 2015-15, which amends the previously issued standard, to allow debt issuance costs related to a line-of-credit arrangement to continue to be reported as an asset. This standard is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period, and must be applied on a retrospective basis. This pronouncement will not have a material impact on the Company’s financial position or results of operations.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11 which requires that inventory be measured at the lower of cost and net realizable value, which eliminates the other two options that currently exist for market, replacement cost and net realizable value less an approximately normal profit margin. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

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

(3)       Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories consist of the following:

	September 30,	December 31,
	2015	2014
Finished goods	$35,716	$24,200
Work in process	59,006	27,640
Raw materials	30,898	28,558
Supplies	5,231	5,232
Total	$130,851	$85,630

(4)       Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2015, is as follows:

Balance as of December 31, 2014	$43,912
Translation effect	(2,464)
Balance as of September 30, 2015	$41,448

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(4)       Goodwill and Intangible Assets (continued)

Acquired intangible assets, which are amortized, consist of the following:

				As of September 30, 2015
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	10	-	20	$7,777	$(1,521)	$6,256
Internal-use software	3	-	7	3,509	(80)	3,429
Customer-related intangibles	10	-	15	661	(249)	412
				$11,947	$(1,850)	$10,097

				As of December 31, 2014
	Amortization Period (Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology-based intangibles	10	-	20	$8,228	$(1,141)	$7,087
Internal-use software		7		1,332	-	1,332
Customer-related intangibles	10	-	15	716	(233)	483
				$10,276	$(1,374)	$8,902

The change in the gross carrying amount is due to additions and the impact of foreign currency translation. The Company has capitalized costs for internal-use software that has been placed in service prior to September 30, 2015.

Amortization expense was $245 and $580 for the three and nine months ended September 30, 2015, respectively. Amortization expense was $182 and $354 for the three and nine months ended September 30, 2014, respectively.

Amortization expense related to current intangible assets is expected to be approximately $862 for 2015 and $1,162 for each of the next four years.

(5)       Income Taxes

The tax provision from continuing operations for the three and nine months ended September 30, 2015 was expense of $5,330 and $18,569, respectively, compared to expense of $2,537 and a benefit of $6,424 for the three and nine months ended September 30, 2014, respectively. The tax provision for the three and nine months ended September 30, 2014 included benefits of $824 and $15,183, respectively, for a partial reversal of a deferred tax valuation allowance against domestic federal foreign tax credits. The effective tax rate for the three and nine months ended September 30, 2015 was 31.0% and 31.9%, respectively. Excluding the benefit related to the reversal of the deferred tax valuation allowance and the impact of a $4,122 loss on the acquisition of Zenara shares recorded in 2014, the effective tax rate for the three and nine months ended September 30, 2014 was 29.4% and 31.8%, respectively.

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

None of the foreign currency forward contracts entered into during the nine months ended September 30, 2015 and 2014 were designated for hedge accounting treatment. The notional amounts of the Company’s foreign exchange forward contracts were $20,553 and $3,632 at September 30, 2015 and December 31, 2014, respectively. The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

The fair value of the Company’s foreign exchange forward contracts was a loss of $231 and $102 at September 30, 2015 and December 31, 2014, respectively, and is recorded in “Accrued expenses and other current liabilities” and “Other revenue.”

 Interest Rate Swap

The Company entered into an interest rate swap in March 2012 to reduce the impact of changes in interest rates on its floating rate debt. This swap expired in September 2015. The swap was a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount.

The swap contract was designated as a cash flow hedge and, accordingly, changes in the fair value of this derivative were not recorded in earnings but were recorded each period in AOCI and reclassified into earnings as interest expense in the same period during which the hedged transaction affected earnings. The ineffective portion of all hedges was recognized in earnings and was immaterial to the Company's financial results.

The interest rate swap had a notional value of $60,000, at a fixed rate of 0.92%. The fair value of this swap was based on quoted market prices and was in a loss position of $304 at December 31, 2014. This loss was reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities.”

The entire loss was reclassed out of AOCI into earnings by September 30, 2015.

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

The following tables provide the assets and liabilities carried at fair value, measured on a recurring basis, as of September 30, 2015 and December 31, 2014:

		As of September 30, 2015:
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Foreign currency forwards	$(231)	$-	$(231)	$-
Total	$(231)	$-	$(231)	$-

		As of December 31, 2014:
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Foreign currency forwards	$(102)	$-	$(102)	$-
Interest rate swap	(304)	-	(304)	-
Total	$(406)	$-	$(406)	$-

The fair value of the interest rate swap was estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at current market interest rates using observable benchmarks for the LIBOR forward rates at the end of the period. The Company’s credit risk and its counterparties’ credit risks were also evaluated to estimate fair value.

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

(8)       Accumulated Other Comprehensive Income/(Loss)

The following tables provide the changes in AOCI by component, net of tax, for the three months ended September 30, 2015 and 2014:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of June 30, 2015	$(23,015)	$(70)	$(32,917)	$(56,002)

Other comprehensive loss before reclassifications	(1,127)	-	-	(1,127)
Amounts reclassified from accumulated other comprehensive loss	-	70	230	300

Net current-period other comprehensive (loss)/income	(1,127)	70	230	(827)
Balance as of September 30, 2015	$(24,142)	$-	$(32,687)	$(56,829)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of June 30, 2014	$10,552	$(330)	$(28,266)	$(18,044)

Other comprehensive loss before reclassifications	(15,172)	(3)	-	(15,175)
Amounts reclassified from accumulated other comprehensive loss	-	77	143	220

Net current-period other comprehensive (loss)/income	(15,172)	74	143	(14,955)
Balance as of September 30, 2014	$(4,620)	$(256)	$(28,123)	$(32,999)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(8)       Accumulated Other Comprehensive Income/(Loss) (continued)

The following tables provide the changes in AOCI by component, net of tax, for the nine months ended September 30, 2015 and 2014:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2014	$(11,410)	$(193)	$(33,378)	$(44,981)

Other comprehensive loss before reclassifications	(12,732)	(23)	-	(12,755)
Amounts reclassified from accumulated other comprehensive loss	-	216	691	907

Net current-period other comprehensive (loss)/income	(12,732)	193	691	(11,848)
Balance as of September 30, 2015	$(24,142)	$-	$(32,687)	$(56,829)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2013	$9,990	$(396)	$(28,556)	$(18,962)

Other comprehensive loss before reclassifications	(19,010)	(86)	-	(19,096)
Amounts reclassified from accumulated other comprehensive loss	4,400	226	433	5,059

Net current-period other comprehensive (loss)/income	(14,610)	140	433	(14,037)
Balance as of September 30, 2014	$(4,620)	$(256)	$(28,123)	$(32,999)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(8)       Accumulated Other Comprehensive Income/(Loss) (continued)

The following tables provide the reclassifications out of AOCI by component for the three and nine months ended September 30, 2015 and 2014:

Details about AOCI Components	Three months ended September 30, 2015	Nine months ended September 30, 2015
Losses on cash flow hedge:
Interest rate swap	$(108)	$(333)
Tax benefit	38	117
Net of tax	$(70)	$(216)

Amortization of defined benefit pension items:
Actuarial losses	$(325)	$(976)
Prior service costs	(13)	(39)
Total before tax	(338)	(1,015)
Tax benefit	108	324
Net of tax	$(230)	$(691)

Total reclassification for the period	$(300)	$(907)

Details about AOCI Components	Three months ended September 30, 2014	Nine months ended September 30, 2014
Losses on cash flow hedge:
Interest rate swap	$(118)	$(348)
Tax benefit	41	122
Net of tax	$(77)	$(226)

Amortization of defined benefit pension items:
Actuarial losses	$(200)	$(605)
Prior service costs	(13)	(38)
Total before tax	(213)	(643)
Tax benefit	70	210
Net of tax	$(143)	$(433)

Foreign currency translation adjustment:
Release of currency translation adjustment	$-	$(4,400)
Net of tax	$-	$(4,400)

Total reclassification for the period	$(220)	$(5,059)

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

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(9)       Stock Based Compensation

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for the stock options granted to employees during the nine months ended September 30, 2015 was $10.59. The weighted-average fair value per share for the stock options granted to employees during the nine months ended September 30, 2014 was $6.49.

For the three months ended September 30, 2015 and 2014, the Company recorded $776 and $636, respectively, in selling, general and administrative expenses for stock options. For the nine months ended September 30, 2015 and 2014, the Company recorded $2,114 and $1,785, respectively, in selling, general and administrative expenses for stock options. As of September 30, 2015, total compensation cost related to unvested stock options not yet recognized was $5,079. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.2 years.

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	2,070,672	$12.08
Granted	29,500	$23.45
Exercised	(212,276)	$7.25
Forfeited or expired	(80,375)	$14.48
Outstanding at March 31, 2015	1,807,521	$12.72
Granted	23,818	$41.11
Exercised	(62,625)	$5.68
Outstanding at June 30, 2015	1,768,714	$13.35
Exercised	(157,850)	$6.74
Outstanding at September 30, 2015	1,610,864	$14.00
Exercisable at September 30, 2015	577,796	$10.16

The aggregate intrinsic values for all stock options exercised for the three and nine months ended September 30, 2015 were $6,807 and $14,229, respectively. The aggregate intrinsic values for all stock options exercised for the three and nine months ended September 30, 2014 were $5,234 and $7,641, respectively. The aggregate intrinsic values for all stock options outstanding and exercisable as of September 30, 2015 were $41,401 and $17,054, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(9)       Stock Based Compensation (continued)

The following table is a summary of the Company’s nonvested stock options and restricted stock:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at December 31, 2014	1,098,875	$7.14	-	$-
Granted	29,500	$9.25	-	$-
Vested	(27,500)	$4.02	-	$-
Forfeited	(80,375)	$6.90	-	$-
Nonvested at March 31, 2015	1,020,500	$7.30	-	$-
Granted	23,818	$12.24	8,897	$39.34
Vested	(11,250)	$7.32	-	$-
Nonvested at June 30, 2015	1,033,068	$7.41	8,897	$39.34
Nonvested at September 30, 2015	1,033,068	$7.41	8,897	$39.34

For the three months ended September 30, 2015 and 2014, the Company recorded $175 and $198, respectively, in selling, general and administrative expenses for restricted stock awards. For the nine months ended September 30, 2015 and 2014, the Company recorded $292 and $322, respectively, in selling, general and administrative expenses for restricted stock awards. As of September 30, 2015, total compensation cost related to unvested restricted stock not yet recognized was $58. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of one month.

The Company granted equity-settled performance shares (“PS”) to certain executives. PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of net revenue and EBITDA growth as compared to the net revenue and EBITDA growth of the members of a specified peer group of companies over a three year period. For the three months ended September 30, 2015 and 2014, the Company recorded $482 and $69, respectively, in selling, general and administrative expenses related to PS awards. For the nine months ended September 30, 2015 and 2014, the Company recorded $1,431 and $744, respectively, in selling, general, and administrative expenses related to PS awards.

The Company granted cash-settled performance share units (“PSU”) to certain executives. PSU awards provide the recipient the right to receive the cash value of a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of net revenue and EBITDA growth as compared to the net revenue and EBITDA growth of the members of a specified peer group of companies over a three year period. As of September 30, 2015, there were no PSU awards outstanding. For the three and nine months ended September 30, 2014, the Company recorded $34 and $645, respectively, in selling, general and administrative expenses for PSU awards.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(10)     Retirement Plans

Domestic Pension Plan

The components of net periodic cost/(income) for the Company’s domestic pension plan (which was frozen in 2007) for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Components of net periodic benefit cost
Interest cost	$608	$828	$1,823	$2,484
Expected return on plan assets	(718)	(1,039)	(2,153)	(3,117)
Recognized actuarial loss	202	130	608	390
Net periodic cost/(income)	$92	$(81)	$278	$(243)

The Company’s Supplemental Executive Retirement Plan (which was frozen in 2007) is non-qualified and unfunded. Net periodic benefit costs for the three months ended September 30, 2015 and 2014 were $59 and $55, respectively. Net periodic benefit costs for the nine months ended September 30, 2015 and 2014 were $177 and $165, respectively.

International Pension Plan

The components of net periodic benefit cost for the Company’s international pension plan for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Components of net periodic benefit cost
Service cost	$193	$166	$585	$519
Interest cost	146	218	442	682
Recognized actuarial loss	83	37	249	116
Amortization of prior service benefit	(2)	(2)	(5)	(6)
Net periodic benefit cost	$420	$419	$1,271	$1,311

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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. These reserves were $8,768 and $9,595 at September 30, 2015 and December 31, 2014, respectively. The decrease in the reserve includes payments of $1,621 and the impact of currency translation of $78, partially offset by adjustments to reserves of $872. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(11)     Contingencies (continued)

Bayonne

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act. The Company intends to continue implementing a sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program. The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs. As of September 30, 2015, the Company’s reserve was $472.

Clifton and Carlstadt

The Company has implemented a sampling and pilot program in Clifton, New Jersey pursuant to the NJDEP private oversight program. The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs. As of September 30, 2015, the Company’s reserve was $1,124.

Additionally, the Company has implemented a sampling and pilot program in Carlstadt, New Jersey pursuant to the NJDEP private oversight program. The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs. As of September 30, 2015, the Company’s reserve was $1,047.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey. These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation and feasibility study of the Berry’s Creek site. The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement (“Agreement”) and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with the other PRPs in the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs. As of September 30, 2015, the Company’s reserve was $64 to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs. Due to the very preliminary and uncertain nature of any estimates related to the method and costs of any remediation solution (not expected to be known prior to late 2018), the number of eventual PRPs, and their respective proportion of remediation costs, the Company’s liability cannot be reasonably estimated at this time; as such, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company’s results of operations in any future reporting period is not known.

In July 2014, the Company received a notice from the U.S. Department of the Interior, U.S. Fish & Wildlife Service, regarding the Company’s potential liability for natural resource damages at the Berry’s Creek site and inviting the Company to participate in a cooperative assessment of natural resource damages. Most members of the Berry’s Creek PRP group received such notice letters, and the PRP Group coordinated a joint response, which was to decline participation in a cooperative assessment at this time, given existing investigation work at the site. The cost of any future assessment and the ultimate scope of natural resource damage liability are not yet known.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(11)     Contingencies (continued)

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986. The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA. The PRPs will continue implementing the ground water remediation at the site. As of September 30, 2015, the Company’s reserve was $322 to cover remaining ground water remediation and long-term monitoring.

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

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC. The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000. As of September 30, 2015, the Company’s reserve was $3,565. At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

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

(in thousands, except share data)

(Unaudited)

(11)     Contingencies (continued)

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs. The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary. The PRPs are in the process of implementing a final remedy at the site. The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). While the Company continues to dispute the methodology used by the PRP group to arrive at its interim allocation for cash contributions, the Company paid the funding requests in 2010 and 2014, as well as a recent funding request in March 2015. A final allocation of SCP Site costs (excluding Berry’s Creek costs) is expected to be developed during 2015-2016. As of September 30, 2015, the Company’s reserve was $934, of which approximately $598 is expected to be covered by insurance.

Newark Bay Complex

The USEPA and a private party group are evaluating remediation plans for the Passaic River, Newark Bay, Hackensack River, Arthur Kill, Kill Van Kull and adjacent waters (the “Newark Bay Complex”). Although the Company is not involved in the USEPA action, it continues to monitor developments related to the site due to its past involvement in a previously settled state action relating to the Newark Bay Complex. It is the Company’s understanding that the private party group and the USEPA have proposed remedies for the site with estimated costs ranging from $500 million to over a billion dollars. The USEPA is expected to select a remedy in the near future. Due to the uncertainty of the future scope and timing of any possible claims against the Company, no liability has been recorded.

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

(12)     Discontinued Operations

For all periods presented, financial results for discontinued operations relate to environmental investigation and remediation expenses for sites that were divested prior to December 31, 2014. For the three months ended September 30, 2015 and 2014, the Company recorded $129 and $113, respectively, as losses from discontinued operations, net of tax. For the nine months ended September 30, 2015 and 2014, the Company recorded $291 and $457, respectively, as losses from discontinued operations, net of tax. As of September 30, 2015 and December 31, 2014, liabilities recorded on the Company’s balance sheet relating to discontinued operations were $8,380 and $8,647, respectively. At this time, we cannot reasonably estimate the period of time during which the involvement is expected to continue. Net cash used in discontinued operations was $1,062 and $1,494 for the nine months ended September 30, 2015 and 2014, respectively. Refer to Note 11 to the Company’s consolidated financial statements for further disclosures on the Company’s environmental contingencies.

The following table is a reconciliation of the pre-tax loss from discontinued operations to the net loss from discontinued operations, as presented on the income statement:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Pre-tax loss from discontinued operations	$(197)	$(231)	$(447)	$(760)
Income tax benefit	68	118	156	303
Loss from discontinued operations, net of tax	$(129)	$(113)	$(291)	$(457)

(13)     Subsequent Event

The Company assessed events occurring subsequent to September 30, 2015 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustments to the consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(13)     Subsequent Event (continued)

In late October, the Board of Directors of the Company recommended that management evaluate options for the sale or closure of its Zenara business located in Hyderabad, India, due to a strategic change in focus on higher growth initiatives as well as to reduce attention required by senior management to operate Zenara. As of September 30, 2015, Zenara had assets of approximately $18,000, including intangible assets of approximately $13,000, property, plant and equipment of approximately $3,000, and current assets of approximately $2,000. The Company has also recorded approximately $2,000 in foreign currency translation adjustments related to this business that could be required to be recorded as expense to the income statement in a future period. The Company anticipates formulating a course of action for both a sale and closure scenario that could result in impairment of some or all of the assets recorded as a result of this decision. Additional costs could be incurred for severance and facility closure. These charges will be recorded prior to December 31, 2015.

CAMBREX CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following summarizes the Company’s performance for the third quarter of 2015:

●	Sales increased 13.8% on a reported basis compared to the third quarter of 2014. Sales, excluding currency impact, increased 19.4%.
●	Gross margins increased to 38.6% from 35.0% in the third quarter of 2014. Excluding currency impact, margins decreased to 34.3%.
●	Net Cash was $30,182 compared to $2,598 at June 30, 2015.

Results of Operations

Comparison of Third Quarter 2015 versus Third Quarter 2014

Gross sales in the third quarter of 2015 of $92,350 were $11,205 or 13.8% higher than the third quarter of 2014. Excluding a 5.6% unfavorable impact of foreign exchange compared to the third quarter of 2014, sales increased 19.4% due to higher volumes (17.6%) and to a lesser extent, higher pricing on certain products (1.8%). Higher volumes were primarily driven by certain branded APIs and controlled substances.

The following table reflects sales by geographic area for the third quarters of 2015 and 2014:

	Third quarter
	2015	2014

Europe	$48,720	$49,232
North America	37,441	26,821
Asia	3,390	2,742
Other	2,799	2,350
Total gross sales	$92,350	$81,145

Gross margins in the third quarter of 2015 increased to 38.6% from 35.0% in the third quarter of 2014. Foreign currency favorably impacted margins 4.3 percentage points in the third quarter of 2015. Excluding foreign currency, the decrease was primarily due to higher production costs mostly offset by higher plant utilization. Gross profit in the third quarter of 2015 was $35,680 compared to $28,406 in the same period last year.

Selling, general and administrative (“SG&A”) expenses of $13,989 in the third quarter of 2015 increased compared to $12,541 in the third quarter of 2014. The increase is mainly due to higher sales and marketing expenses (approximately $650), personnel costs (approximately $700), costs related to the implementation of a new ERP system (approximately $400), recruiting (approximately $200) and pension expense (approximately $200). Partially offsetting this increase was a favorable impact from foreign exchange (approximately $1,100). SG&A as a percentage of gross sales was 15.1% and 15.5% in the third quarters of 2015 and 2014, respectively.

Results of Operations (continued)

Comparison of Third Quarter 2015 versus Third Quarter 2014 (continued)

Research and development (“R&D”) expenses of $3,672 were 4.0% of gross sales in the third quarter of 2015, compared to $3,839 or 4.7% of gross sales in the third quarter of 2014. The decrease is primarily related to a favorable impact from foreign exchange.

Operating profit in the third quarter of 2015 was $18,019 compared to $12,026 in the third quarter of 2014. The increase in operating profit is due to higher gross profit partially offset by higher operating expenses as described above.

Net interest expense was $517 in the third quarter of 2015 compared to $570 in the third quarter of 2014. The decrease is a result of higher capitalized interest resulting from increased capital spending in the third quarter of 2015 compared to the third quarter of 2014. The average interest rate on debt was 2.4% in the third quarters of 2015 and 2014.

The tax provision from continuing operations in the third quarter of 2015 was $5,330 compared to $2,537 in the third quarter of 2014. The tax provision for the third quarter of 2014 included a benefit of $824 for a partial reversal of a deferred tax valuation allowance against domestic federal foreign tax credits. The effective tax rate in the third quarter of 2015 was 31.0%. Excluding the benefit related to the reversal of the deferred tax valuation allowance, the effective tax rate for the third quarter of 2014 was 29.4%.

Income from continuing operations in the third quarter of 2015 was $11,876, or $0.36 per diluted share, versus $8,882, or $0.28 per diluted share in the same period a year ago.

Comparison of First Nine Months of 2015 versus First Nine Months of 2014

Gross sales in the first nine months of 2015 of $276,913 were $31,604 or 12.9% higher than the first nine months of 2014. Excluding a 6.8% unfavorable impact of foreign exchange compared to the first nine months of 2014, sales increased 19.7% due to higher volumes (18.4%) and to a lesser extent, higher pricing on certain products (1.3%). Higher volumes were primarily driven by certain branded APIs and controlled substances.

The following table reflects sales by geographic area for the first nine months of 2015 and 2014:

	First nine months
	2015	2014

Europe	$162,475	$141,368
North America	95,751	86,553
Asia	9,854	10,246
Other	8,833	7,142
Total gross sales	$276,913	$245,309

Gross margins in the first nine months of 2015 increased to 40.0% from 32.0% in the first nine months of 2014. Excluding a favorable impact from foreign currency, margins in the first nine months of 2015 were 36.4%. This increase was primarily due to higher plant utilization. Gross profit in the first nine months of 2015 was $110,704 compared to $78,399 in the same period last year.

Results of Operations (continued)

Comparison of First Nine Months of 2015 versus First Nine Months of 2014 (continued)

SG&A expenses were $41,818 in the first nine months of 2015 compared to $38,734 in the first nine months of 2014. The increase is mainly due to higher personnel costs (approximately $2,900), sales and marketing expenses (approximately $1,500), costs related to the implementation of a new ERP system (approximately $1,000), pension expense (approximately $600) and recruiting (approximately $300) partially offset by lower due diligence costs (approximately $1,000). Foreign currency favorably impacted SG&A by approximately $4,100. SG&A as a percentage of gross sales was 15.1% and 15.8% in the first nine months of 2015 and 2014, respectively.

R&D expenses of $9,030 were 3.3% of gross sales in the first nine months of 2015, compared to $9,945 or 4.1% of gross sales in the first nine months of 2014. The decrease is mostly due to a favorable impact from foreign currency.

Operating profit in the first nine months of 2015 was $59,856 compared to $29,720 in the first nine months of 2014. The increase in operating profit is primarily due to higher gross profit partially offset by slightly higher operating expenses as described above.

Net interest expense was $1,467 in the first nine months of 2015 compared to $1,635 in the first nine months of 2014. The decrease is a result of higher capitalized interest resulting from increased capital spending in the first nine months of 2015 compared to the same period last year. The average interest rate on debt was 2.4% in the first nine months of 2015 and 2014.

Equity in losses of partially-owned affiliates was $4,618 in the first nine months of 2014 which primarily represents a loss associated with the purchase of the remaining portion of Zenara.

The tax provision from continuing operations in the first nine months of 2015 was expense of $18,569 compared to a benefit of $6,424 in the first nine months of 2014. The tax provision for the first nine months of 2014 included a benefit of $15,183 for a partial reversal of a deferred tax valuation allowance against domestic federal foreign tax credits. The effective tax rate for the first nine months of 2015 was 31.9%. Excluding the benefit related to the reversal of the deferred tax valuation allowance and the impact of a $4,122 loss on the acquisition of Zenara shares recorded in 2014, the effective tax rate for the first nine months of 2014 was 31.8%.

Income from continuing operations in the first nine months of 2015 was $39,694, or $1.22 per diluted share, versus $29,875, or $0.95 per diluted share in the same period a year ago. Last year’s results included a loss related to the purchase of the remaining stake in Zenara and the tax benefit described above.

Liquidity and Capital Resources

During the first nine months of 2015, cash provided by operations was $80,045 versus $41,371 in the same period a year ago. This increase was primarily due to collections of accounts receivable related to sales that occurred in late 2014, upfront customer payments and higher net income partially offset by higher inventory levels.

Cash flows used in investing activities in the first nine months of 2015 mostly related to capital expenditures of $39,706 compared to $18,094 in 2014. Funds used in the first nine months of 2015 were mainly used for expansion of the Company’s large scale manufacturing capacity to support expected growth. As part of the Company’s capital spending projections, it expects to invest between $45,000 and $50,000 to increase capacity at its Iowa facility, the majority of which is expected to occur in 2015. The majority of the funds in 2014 were used for capital improvements to existing facilities and to increase production capacity.

Results of Operations (continued)

Comparison of First Nine Months of 2015 versus First Nine Months of 2014 (continued)

Liquidity and Capital Resources (continued)

Cash flows used in financing activities in the first nine months of 2015 were $26,180 compared to $15,295 in the same period a year ago. The 2015 and 2014 cash flows primarily relate to the pay down of the Company’s credit facility.

The Company believes that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company for the foreseeable future.

The Company’s forecasted cash flows from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, increased environmental remediation, returns on assets within the Company’s domestic pension plan, as well as other factors. See the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2014 for further explanation of factors that may negatively impact the Company’s cash flows.

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

Impact of Recent Accounting Pronouncements

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03 which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than be presented as an asset. In August 2015, the FASB issued ASU 2015-15, which amends the previously issued standard, to allow debt issuance costs related to a line-of-credit arrangement to continue to be reported as an asset. This standard is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period, and must be applied on a retrospective basis. This pronouncement will not have a material impact on the Company’s financial position or results of operations.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11 which requires that inventory be measured at the lower of cost and net realizable value, which eliminates the other two options that currently exist for market, replacement cost and net realizable value less an approximately normal profit margin. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2015. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2014.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first nine months of 2015. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2014.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Income Statements for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/Gregory P. Sargen
Gregory P. Sargen Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated: November 3, 2015