Form 10-Q
period 2016-03-31
CAMBREX CORP
filed 2016-04-29
CIK 820081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2016

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

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐. No ☒.

As of April 28, 2016, there were 31,978,467 shares outstanding of the registrant’s Common Stock, $.10 par value.

CAMBREX CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This document contains and incorporates by reference forward-looking statements including statements regarding expected performance, including, but not limited to, the Company’s belief that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company, as well as other statements relating to expectations with respect to sales, the timing of orders, research and development expenditures, earnings per share, capital expenditures, the outcome of pending litigation (including environmental proceedings and remediation investigations) and related estimates of potential liability, acquisitions, divestitures, collaborations or other expansion opportunities. These statements may be identified by the fact that they use words such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “intend,” “estimate,” “believe” or similar expressions. Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations. The factors described in Item 1A of Part I contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, captioned “Risk Factors,” or otherwise described in the Company’s filings with the Securities and Exchange Commission, provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including, but not limited to, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rates, interest rates, technology, manufacturing and legal issues, including the outcome of outstanding litigation, changes in foreign exchange rates, uncollectible receivables, the timing of orders, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the Company’s ability to receive regulatory approvals for its products and continued demand in the U.S. for late stage clinical products or the successful outcome of the Company’s investment in new products.

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

Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,597	$43,974
Trade receivables, net	47,316	90,920
Other receivables	9,558	7,278
Inventories, net	131,607	109,920
Prepaid expenses and other current assets	9,717	7,187
Total current assets	283,795	259,279

Property, plant and equipment, net	203,616	186,487
Goodwill	33,196	32,063
Intangible assets, net	7,291	6,691
Deferred income taxes	14,758	19,259
Other non-current assets	1,546	1,760

Total assets	$544,202	$505,539

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,345	$39,257
Deferred revenue and advance payments	27,179	16,298
Accrued expenses and other current liabilities	38,004	44,247
Short-term debt	-	30,000
Total current liabilities	104,528	129,802

Advance payments	39,000	-
Deferred income taxes	7,872	7,735
Accrued pension benefits	42,890	42,661
Other non-current liabilities	14,840	14,506
Total liabilities	209,130	194,704

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 33,573,194 and 33,528,915 shares at respective dates	3,357	3,353
Additional paid-in capital	133,183	131,980
Retained earnings	260,280	245,698
Treasury stock, at cost, 1,594,727 and 1,729,727 shares at respective dates	(13,596)	(14,747)
Accumulated other comprehensive loss	(48,152)	(55,449)

Total stockholders' equity	335,072	310,835

Total liabilities and stockholders' equity	$544,202	$505,539

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

(unaudited – in thousands, except per share data)

	Three months ended
	March 31,
	2016	2015
Gross sales	$93,935	$78,184
Commissions, allowances and rebates	503	451

Net sales	93,432	77,733

Other	1,309	(208)

Net revenues	94,741	77,525

Cost of goods sold	55,842	48,446

Gross profit	38,899	29,079

Operating expenses:
Selling, general and administrative expenses	14,045	13,751
Research and development expenses	3,478	2,655
Total operating expenses	17,523	16,406

Operating profit	21,376	12,673

Other expenses/(income):
Interest (income)/expense, net	(55)	476
Other expenses, net	34	62

Income before income taxes	21,397	12,135

Provision for income taxes	6,552	3,767

Income from continuing operations	14,845	8,368

Loss from discontinued operations, net of tax	(263)	(375)

Net income	$14,582	$7,993

Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.47	$0.27
Loss from discontinued operations, net of tax	$(0.01)	$(0.01)
Net income	$0.46	$0.26

Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.45	$0.26
Loss from discontinued operations, net of tax	$(0.01)	$(0.01)
Net income	$0.44	$0.25

Weighted average shares outstanding:
Basic	31,886	31,198
Effect of dilutive stock based compensation	885	960
Diluted	32,771	32,158

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three months ended
	March 31,
	2016	2015

Net income	$14,582	$7,993

Other comprehensive income/(loss):

Foreign currency translation adjustments	7,095	(17,983)

Interest rate swap agreement, net of tax of $0 and $30 at respective dates	-	54

Pension plan amortization of net actuarial loss and prior service cost, net of tax of $100 and $108 at respective dates	202	230

Comprehensive income/(loss)	$21,879	$(9,706)

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

 Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$14,582	$7,993
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	5,578	5,297
Non-cash deferred revenue	(2,310)	(137)
Increase in inventory reserve	1,936	1,406
Unrealized (gain)/loss on foreign currency contracts	(1,006)	834
Stock based compensation	1,535	1,077
Deferred income tax provision	3,911	2,076
Other	238	(39)
Changes in assets and liabilities:
Trade receivables	45,861	35,763
Inventories	(21,009)	(28,963)
Prepaid expenses and other current assets	(3,993)	1,062
Accounts payable and other current liabilities	3,993	(2,167)
Deferred revenue and advance payments	39,926	12,557
Other non-current assets and liabilities	147	(870)
Discontinued operations:
Net cash provided by/(used in) discontinued operations	382	(517)
Net cash provided by operating activities	89,771	35,372

Cash flows from investing activities:
Capital expenditures	(19,840)	(12,641)
Other	13	596
Net cash used in investing activities	(19,827)	(12,045)

Cash flows from financing activities:
Repayment of debt	(30,000)	-
Proceeds from stock options exercised	420	1,540
Other	408	60
Net cash (used in)/provided by financing activities	(29,172)	1,600

Effect of exchange rate changes on cash and cash equivalents	851	(2,535)

Net increase in cash and cash equivalents	41,623	22,392

Cash and cash equivalents at beginning of period	43,974	45,518

Cash and cash equivalents at end of period	$85,597	$67,910

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(1)       Basis of Presentation

Unless otherwise indicated by the context, "Cambrex" or the "Company" means Cambrex Corporation and subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments, which are of a normal and recurring nature, except as otherwise described herein, and are necessary for a fair statement of financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2015.

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

(2)       Impact of Recently Issued Accounting Pronouncements

Simplification of Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09 which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and classification in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02 which requires lessees to recognize right of use assets and lease liabilities on the balance sheet for all leases except short-term leases. On the income statement, leases will be classified as operating or finance leases. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the guidance and transition method to determine the impact, if any, it will have on its consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

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

(3)       Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories consist of the following:

	March 31,	December 31,
	2016	2015
Finished goods	$30,086	$32,550
Work in process	61,742	41,358
Raw materials	34,455	30,830
Supplies	5,324	5,182
Total	$131,607	$109,920

(4)       Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2016, is as follows:

Balance as of December 31, 2015	$32,063
Translation effect	1,133
Balance as of March 31, 2016	$33,196

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(4)       Goodwill and Intangible Assets (continued)

Acquired intangible assets, which are amortized, consist of the following:

				As of March 31, 2016
	Amortization Period (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internal-use software	3	-	7	$4,799	$(327)	$4,472
Technology-based intangibles		20		3,461	(1,038)	2,423
Customer-related intangibles	10	-	15	672	(276)	396
				$8,932	$(1,641)	$7,291

				As of December 31, 2015
	Amortization Period (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internal-use software	3	-	7	$4,147	$(204)	$3,943
Technology-based intangibles		20		3,310	(952)	2,358
Customer-related intangibles	10	-	15	642	(252)	390
				$8,099	$(1,408)	$6,691

The change in the gross carrying amount is due to additions and the impact of foreign currency translation. Beginning in 2014, the Company began implementing a new enterprise resource planning system, as such, $652 has been capitalized and classified as internal-use software during the three months ended March 31, 2016.

Amortization expense was $176 and $169 for the three months ended March 31, 2016 and 2015, respectively.

Amortization expense related to intangible assets is expected to be approximately $875 for 2016, $953 for 2017 and 2018, $909 for 2019, and $892 for 2020.

(5)       Restructuring Charges

In October 2015, the Board of Directors of the Company recommended that management evaluate strategic alternatives for Zenara due to a change in focus on higher growth initiatives as well as to reduce attention required by senior management to operate Zenara.

The Company determined that the sale of Zenara was the best option for its shareholders. As such, Cambrex management, with Board authority, committed to a plan to sell Zenara. The immaterial assets and liabilities of Zenara are included in prepaid expenses and other current assets and accrued expenses and other current liabilities on the Company’s balance sheet for all periods presented. Restructuring expenses of approximately $300 have been included in selling, general and administrative expenses for the three months ended March 31, 2016.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(6)       Income Taxes

The tax provision from continuing operations in the first quarter of 2016 was expense of $6,552 compared to $3,767 in the first quarter of 2015. The effective tax rate in the first quarter of 2016 was 30.6% compared to 31.0% in the first quarter of 2015.

(7)      Derivatives

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

None of the foreign currency forward contracts entered into during the three months ended March 31, 2016 and 2015 were designated for hedge accounting treatment. The notional amounts of the Company’s outstanding foreign exchange forward contracts were $26,847 and $9,322 at March 31, 2016 and December 31, 2015, respectively. The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

The fair value of the Company’s foreign exchange forward contracts outstanding was a gain of $1,006 at March 31, 2016 and is recorded in other receivables on the balance sheet and other on the income statement. The fair value of the Company’s foreign exchange forward contracts outstanding was immaterial at December 31, 2015.

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

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(8)       Fair Value Measurements (continued)

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of March 31, 2016. The amounts were immaterial at December 31, 2015.

		Fair Value Measurements at March 31, 2016 using:
Description	Total	Level 1	Level 2	Level 3
Foreign currency forwards, assets	$1,006	$-	$1,006	$-
Total	$1,006	$-	$1,006	$-

The Company’s foreign currency forward contracts are measured at fair value using observable market inputs such as forward rates, the Company’s credit risk and its counterparties’ credit risks. Based on the Company’s continued ability to enter into forward contracts, the Company considers the markets for its fair value instruments to be active.

Based on these inputs, the Company’s foreign currency forward contracts are classified within Level 2 of the valuation hierarchy.

The Company’s financial instruments also include cash and cash equivalents, accounts receivables and accounts payables. The carrying amount of these instruments approximates fair value because of their short-term nature.

(9)       Accumulated Other Comprehensive Income/(Loss)

The following tables provide the changes in AOCI by component, net of tax, for the three months ended March 31, 2016 and 2015:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2015	$(25,880)	$-	$(29,569)	$(55,449)
Other comprehensive income before reclassifications	7,095	-	-	7,095
Amounts reclassified from accumulated other comprehensive loss	-	-	202	202
Net current-period other comprehensive income	7,095	-	202	7,297
Balance as of March 31, 2016	$(18,785)	$-	$(29,367)	$(48,152)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(9)      Accumulated Other Comprehensive Income/(Loss) (continued)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2014	$(11,410)	$(193)	$(33,378)	$(44,981)
Other comprehensive loss before reclassifications	(17,983)	(19)	-	(18,002)
Amounts reclassified from accumulated other comprehensive loss	-	73	230	303
Net current-period other comprehensive (loss)/income	(17,983)	54	230	(17,699)
Balance as of March 31, 2015	$(29,393)	$(139)	$(33,148)	$(62,680)

The following table provides the reclassifications from AOCI by component for the three months ended March 31, 2016 and 2015:

Details about AOCI Components	Three months ended March 31, 2016	Three months ended March 31, 2015
Losses on cash flow hedge:
Interest rate swap	$-	$(113)
Tax benefit	-	40
Net of tax	$-	$(73)

Amortization of defined benefit pension items:
Actuarial losses	$(289)	$(325)
Prior service costs	(13)	(13)
Total before tax	(302)	(338)
Tax benefit	100	108
Net of tax	$(202)	$(230)

Total reclassification for the period	$(202)	$(303)

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

(10)     Stock Based Compensation

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. No stock options were granted during the three months ended March 31, 2016. The weighted-average fair value per share for the stock options granted to employees during the three months ended March 31, 2015 was $9.31.

For the three months ended March 31, 2016 and 2015, the Company recorded $852 and $605, respectively, in selling, general and administrative expenses for stock options. As of March 31, 2016, the total compensation cost related to unvested stock options not yet recognized was $7,863. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.4 years.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(10)    Stock Based Compensation (continued)

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	1,631,913	$19.17
Exercised	(44,279)	9.47
Forfeited or expired	(5,250)	16.45
Outstanding at March 31, 2016	1,582,384	19.45
Exercisable at March 31, 2016	679,851	$12.65

The aggregate intrinsic values for all stock options exercised for the three months ended March 31, 2016 and 2015 were $1,354 and $5,340, respectively. The aggregate intrinsic values for all stock options outstanding and exercisable as of March 31, 2016 were $38,843 and $21,317, respectively.

The following table is a summary of the Company’s nonvested stock options and restricted stock:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value

Nonvested at December 31, 2015	922,658	$10.35	178	$46.91
Vested during period	(14,875)	8.11	-	-
Forfeited	(5,250)	7.76	-	-
Nonvested at March 31, 2016	902,533	$10.40	178	$46.91

The Company granted equity-settled performance shares (“PS”) to certain executives. PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of net revenue and EBITDA growth as compared to the net revenue and EBITDA growth of the members of a specified peer group of companies over a three year period. For the three months ended March 31, 2016 and 2015, the Company recorded $679 and $472, respectively, in selling, general and administrative expenses related to these PS awards.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(11)    Retirement Plans

Domestic Pension Plan

The components of net periodic cost for the Company’s domestic pension plan (which was frozen in 2007) for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended
	March 31,
	2016	2015

Components of net periodic benefit cost
Interest cost	$597	$608
Expected return on plan assets	(662)	(718)
Recognized actuarial loss	194	203
Net periodic cost	$129	$93

The Company’s Supplemental Executive Retirement Plan (which was frozen in 2007) is non-qualified and unfunded. Net periodic benefit cost for the three months ended March 31, 2016 and 2015 were $65 and $59, respectively.

International Pension Plan

The components of net periodic benefit cost for the Company’s international pension plan for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended
	March 31,
	2016	2015

Components of net periodic benefit cost
Service cost	$188	$197
Interest cost	187	149
Recognized actuarial loss	49	83
Amortization of prior service benefit	(1)	(1)
Net periodic benefit cost	$423	$428

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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. These reserves were $8,485 and $8,329 at March 31, 2016 and December 31, 2015, respectively. The increase in the reserves includes adjustments to reserves of $610, partially offset by payments of $454. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

Bayonne

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act. The Company intends to continue implementing a sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program. The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs. New remedial requirements were identified during the current quarter which resulted in a $200 increase to the reserve. As of March 31, 2016, the Company’s reserve was $597.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(12)    Contingencies (continued)

Clifton and Carlstadt

The Company has implemented a sampling and pilot program in Clifton and Carlstadt, New Jersey pursuant to the NJDEP private oversight program. The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs. An update to the cost estimate for the Carlstadt site resulted in an increase of $35 in the current quarter. As of March 31, 2016, the Company’s reserve was $2,128.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey. These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation (“RI”) and feasibility study of the Berry’s Creek site. The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement (“Agreement”) and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with the other PRPs in the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs. Due to the very preliminary and uncertain nature of any estimates related to the method and costs of any remediation solution (not expected to be known prior to 2018), the number of eventual PRPs, and their respective proportion of remediation costs, the Company’s liability cannot be reasonably estimated at this time; as such, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company’s results of operations in any future reporting period is not known. In the current quarter, the Company reserved $213 based on new 2016 cash flow estimates. As of March 31, 2016, the Company’s reserve was $189 to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.

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

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986. The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA. The PRPs will continue implementing the ground water remediation at the site. As of March 31, 2016, the Company’s reserve was $322 to cover remaining ground water remediation and long-term monitoring.

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

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC. The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000. As of March 31, 2016, the Company’s reserve was $3,565. At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

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

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs. The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary. The PRPs are in the process of implementing a final remedy at the site. The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). While the Company continues to dispute the methodology used by the PRP group to arrive at its interim allocation for cash contributions, the Company paid the funding requests in 2010 and 2014-2015. A final allocation of SCP Site costs (excluding Berry’s Creek costs) is expected to be finalized during 2016. As of March 31, 2016, the Company’s reserve was $934, of which approximately $598 is expected to be covered by insurance.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(12)    Contingencies (continued)

Newark Bay Complex

The USEPA and a private party group are evaluating remediation plans for the Passaic River, Newark Bay, Hackensack River, Arthur Kill, Kill Van Kull and adjacent waters (the “Newark Bay Complex”). Although the Company is not involved in the USEPA action, it continues to monitor developments related to the site due to its past involvement in a previously settled state action relating to the Newark Bay Complex. The USEPA has finalized its decision on a cleanup plan for 8.3 miles of the lower Passaic River, and has estimated the cost of this plan at $1.38 billion. Due to the uncertainty of the future scope and timing of any possible claims against the Company, no liability has been recorded.

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

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(13)    Discontinued Operations

For all periods presented, financial results for discontinued operations relate to environmental investigation and remediation expenses for divested sites. For the three months ended March 31, 2016 and 2015, the Company recorded $263 and $375 as losses from discontinued operations, net of tax. As of March 31, 2016 and December 31, 2015, liabilities recorded on the Company’s balance sheet relating to discontinued operations were $8,507 and $8,209, respectively. At this time, we cannot reasonably estimate the period of time during which the involvement is expected to continue. Net cash provided by discontinued operations was $382 for the three months ended March 31, 2016 compared to net cash used in discontinued operations of $517 for the three months ended March 31, 2015. Refer to Note 12 to the Company’s consolidated financial statements for further disclosures on the Company’s environmental contingencies.

The following table is a reconciliation of the pre-tax loss on discontinued operations to the net loss on discontinued operations, as presented on the income statement:

	Three months ended March 31,
	2016	2015

Pre-tax loss from discontinued operations	$(404)	$(577)
Income tax benefit	141	202
Loss from discontinued operations, net of tax	$(263)	$(375)

CAMBREX CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following summarizes the Company’s performance for the first quarter of 2016:

●	Sales increased 20.1% on a reported basis compared to the first quarter of 2015. Sales, excluding currency impact, increased 20.7%.
●	Gross margins increased to 41.4% from 37.2% in the first quarter of 2015.
●

Net Cash was $85,597 compared to $13,974 at December 31, 2015, an improvement of $71,623 primarily due to the timing of accounts receivable collections, advance payments from customers and higher profits.

Results of Operations

Comparison of First Quarter 2016 versus First Quarter 2015

Gross sales in the first quarter of 2016 of $93,935 were $15,751 or 20.1% higher than the first quarter of 2015. Excluding a 0.6% unfavorable impact of foreign exchange compared to the first quarter of 2015, the sales increase reflects higher volumes (23.4%) partially offset by lower pricing (2.7%). Controlled substances, certain branded APIs and generic APIs drove the growth.

The following table reflects sales by geographic area for the first quarters of 2016 and 2015:

	First quarter
	2016	2015

Europe	$47,146	$44,818
North America	39,804	28,379
Asia	3,416	2,325
Other	3,569	2,662
Total gross sales	$93,935	$78,184

Gross margins in the first quarter of 2016 increased to 41.4% from 37.2% in the first quarter of 2015. Foreign currency favorably impacted margins 2.0% in the first quarter of 2016. The increase was primarily due to favorable product mix and higher plant utilization. Gross profit in the first quarter of 2016 was $38,899 compared to $29,079 in the same period last year.

Selling, general and administrative (“SG&A”) expenses of $14,045 in the first quarter of 2016 increased compared to $13,751 in the first quarter of 2015. The increase is mainly due to restructuring expenses (approximately $300) and costs related to the implementation of a new ERP system (approximately $200) partially offset by a favorable impact from foreign exchange (approximately $100). SG&A as a percentage of gross sales was 15.0% and 17.6% in the first quarters of 2016 and 2015, respectively.

Results of Operations (continued)

Comparison of First Quarter 2016 versus First Quarter 2015 (continued)

Research and development (“R&D”) expenses of $3,478 were 3.7% of gross sales in the first quarter of 2016, compared to $2,655 or 3.4% of gross sales in the first quarter of 2015. The increase is primarily related to costs to develop new generic drug products (approximately $550) and increased personnel costs (approximately $500) partially offset by increased absorption of R&D expenses into inventory and cost of goods sold as a result of increased revenue-generating custom development activity (approximately $500).

Operating profit in the first quarter of 2016 was $21,376 compared to $12,673 in the first quarter of 2015. The increase in operating profit is due to higher gross profit partially offset by higher operating expenses as described above.

Net interest income was $55 in the first quarter of 2016 compared to net interest expense of $476 in the first quarter of 2015. The change is a result of higher capitalized interest resulting from increased capital spending in the first quarter of 2016 compared to the first quarter of 2015 and the result of paying off the Company’s debt in early 2016. The average interest rate on debt was 1.9% and 2.4% in the first quarters of 2016 and 2015, respectively.

The tax provision from continuing operations in the first quarter of 2016 was expense of $6,552 compared to $3,767 in the first quarter of 2015. The effective tax rate in the first quarter of 2016 was 30.6% compared to 31.0% in the first quarter of 2015.

Income from continuing operations in the first quarter of 2016 was $14,845, or $0.45 per diluted share, versus $8,368, or $0.26 per diluted share in the same period a year ago.

Liquidity and Capital Resources

During the first three months of 2016, cash provided by operations was $89,771 versus $35,372 in the same period a year ago. This increase was primarily due to an advance payment of $39,000 that is expected to reverse in 2020, an advance payment of $21,000 that is expected to reverse during the second quarter of 2016, collections of accounts receivable related to sales that occurred in late 2015, and higher net income.

Cash flows used in investing activities in the first three months of 2016 mostly related to capital expenditures of $19,840 compared to $12,641 in 2015. Capital expenditures in the first three months of 2016 and 2015 primarily expanded the Company’s large scale manufacturing capacity to support expected growth.

Cash flows used in financing activities in the first three months of 2016 were $29,172 compared to $1,600 provided by financing activities in the same period a year ago. The 2016 cash flows primarily relate to the pay down of the Company’s debt. The cash flows in 2015 primarily relate to cash proceeds from the exercise of stock options.

The Company expects to spend approximately $70,000 to $75,000 on capital expenditures during 2016.

The Company believes that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company for the foreseeable future.

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, increased environmental remediation, returns on assets within the Company’s domestic pension plans, as well as other factors. See the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 for further explanation of factors that may negatively impact the Company’s cash flows.

Any change in the current status of these factors could adversely impact the Company’s ability to fund operating cash flow requirements.

Impact of Recent Accounting Pronouncements

Simplification of Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09 which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and classification in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02 which requires lessees to recognize right of use assets and lease liabilities on the balance sheet for all leases except short-term leases. On the income statement, leases will be classified as operating or finance leases. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the guidance and transition method to determine the impact, if any, it will have on its consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first three months of 2016. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first three months of 2016. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015.

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

*   Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Income Statements for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/Gregory P. Sargen
Gregory P. Sargen Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated: April 29, 2016