Form 10-Q
period 2016-06-30
CAMBREX CORP
filed 2016-07-28
CIK 820081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2016

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

As of July 27, 2016, there were 32,147,275 shares outstanding of the registrant’s Common Stock, $.10 par value.

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

Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,473	$43,974
Trade receivables, net	67,692	90,920
Other receivables	10,828	7,278
Inventories, net	140,136	109,920
Prepaid expenses and other current assets	8,778	7,187
Total current assets	279,907	259,279

Property, plant and equipment, net	204,178	186,487
Goodwill	32,552	32,063
Intangible assets, net	7,469	6,691
Deferred income taxes	9,446	19,259
Other non-current assets	3,323	1,760

Total assets	$536,875	$505,539

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,639	$39,257
Deferred revenue and advance payments	7,467	16,298
Accrued expenses and other current liabilities	36,608	44,247
Short-term debt	-	30,000
Total current liabilities	80,714	129,802

Advance payments	39,000	-
Deferred income taxes	7,697	7,735
Accrued pension benefits	41,724	42,661
Other non-current liabilities	14,689	14,506
Total liabilities	183,824	194,704

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 33,738,404 and 33,528,915 shares at respective dates	3,374	3,353
Additional paid-in capital	136,830	131,980
Retained earnings	280,774	245,698
Treasury stock, at cost, 1,594,549 and 1,729,727 shares at respective dates	(13,594)	(14,747)
Accumulated other comprehensive loss	(54,333)	(55,449)

Total stockholders' equity	353,051	310,835

Total liabilities and stockholders' equity	$536,875	$505,539

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

(unaudited – in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Gross sales	$119,054	$106,379	$212,989	$184,563
Commissions, allowances and rebates	833	365	1,336	816

Net sales	118,221	106,014	211,653	183,747

Other revenue	417	621	1,726	413

Net revenues	118,638	106,635	213,379	184,160

Cost of goods sold	70,081	60,690	125,923	109,136

Gross profit	48,557	45,945	87,456	75,024

Operating expenses:
Selling, general and administrative expenses	13,607	14,078	27,652	27,829
Research and development expenses	4,125	2,703	7,603	5,358
Total operating expenses	17,732	16,781	35,255	33,187

Operating profit	30,825	29,164	52,201	41,837

Other expenses/(income):
Interest expense/(income), net	46	474	(9)	950
Other expenses/(income), net	180	(232)	214	(170)

Income before income taxes	30,599	28,922	51,996	41,057

Provision for income taxes	9,789	9,472	16,341	13,239

Income from continuing operations	20,810	19,450	35,655	27,818

(Loss)/income from discontinued operations, net of tax	(316)	213	(579)	(162)

Net income	$20,494	$19,663	$35,076	$27,656

Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.65	$0.62	$1.12	$0.89
(Loss)/income from discontinued operations, net of tax	$(0.01)	$0.01	$(0.02)	$(0.01)
Net income	$0.64	$0.63	$1.10	$0.88

Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.63	$0.60	$1.09	$0.86
(Loss)/income from discontinued operations, net of tax	$(0.01)	$0.01	$(0.02)	$0.00
Net income	$0.62	$0.61	$1.07	$0.86

Weighted average shares outstanding:
Basic	32,063	31,344	31,975	31,271
Effect of dilutive stock based compensation	863	1,096	873	1,038
Diluted	32,926	32,440	32,848	32,309

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$20,494	$19,663	$35,076	$27,656

Other comprehensive income/(loss):

Foreign currency translation adjustments	(6,383)	6,378	712	(11,605)

Interest rate swap agreement, net of tax of $0, $37, $0 and $67 at respective dates	-	69	-	123

Pension plan amortization of net actuarial loss and prior service cost, net of tax of $100, $108, $200 and $216 at respective dates	202	231	404	461

Comprehensive income	$14,313	$26,341	$36,192	$16,635

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$35,076	$27,656
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	11,274	10,685
Non-cash deferred revenue	(2,616)	(12,197)
Increase in inventory reserve	5,089	2,116
Stock based compensation	3,300	2,404
Deferred income tax provision	8,872	6,434
Other	306	(92)
Changes in assets and liabilities:
Trade receivables	15,022	29,618
Inventories	(35,021)	(46,499)
Prepaid expenses and other current assets	(5,461)	(1,151)
Accounts payable and other current liabilities	(12,435)	2,675
Deferred revenue and advance payments	40,758	22,529
Other non-current assets and liabilities	652	(3,311)
Discontinued operations:
Net cash used in discontinued operations	(195)	(663)
Net cash provided by operating activities	64,621	40,204

Cash flows from investing activities:
Capital expenditures	(26,553)	(25,556)
Proceeds from sale of assets	13	2,102
Other	-	(56)
Net cash used in investing activities	(26,540)	(23,510)

Cash flows from financing activities:
Repayment of debt	(30,000)	-
Proceeds from stock options exercised	1,956	1,895
Debt issuance costs	(2,515)	-
Other	770	299
Net cash (used in)/provided by financing activities	(29,789)	2,194

Effect of exchange rate changes on cash and cash equivalents	207	(1,808)

Net increase in cash and cash equivalents	8,499	17,080

Cash and cash equivalents at beginning of period	43,974	45,518

Cash and cash equivalents at end of period	$52,473	$62,598

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 to improve revenue recognition in the areas of collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. This update also amends the disclosure requirements within ASU 2014-09 for entities that retrospectively apply the guidance. The latest amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group, and provide additional practical expedients. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

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

(3)	Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories consist of the following:

	June 30,	December 31,
	2016	2015

Finished goods	$34,956	$32,550
Work in process	67,375	41,358
Raw materials	32,105	30,830
Supplies	5,700	5,182
Total	$140,136	$109,920

(4)	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2016, is as follows:

Balance as of December 31, 2015	$32,063
Translation effect	489
Balance as of June 30, 2016	$32,552

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(4)	Goodwill and Intangible Assets (continued)

Acquired intangible assets, which are amortized, consist of the following:

				As of June 30, 2016
	Amortization Period (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internal-use software	3	-	7	$5,258	$(484)	$4,774
Technology-based intangibles		20		3,375	(1,055)	2,320
Customer-related intangibles	10	-	15	655	(280)	375
				$9,288	$(1,819)	$7,469

				As of December 31, 2015
	Amortization Period (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internal-use software	3	-	7	$4,147	$(204)	$3,943
Technology-based intangibles		20		3,310	(952)	2,358
Customer-related intangibles	10	-	15	642	(252)	390
				$8,099	$(1,408)	$6,691

The change in the gross carrying amount is due to additions and the impact of foreign currency translation. Beginning in 2014, the Company began implementing a new enterprise resource planning system, as such, $1,111 has been capitalized and classified as internal-use software during the six months ended June 30, 2016.

Amortization expense was $211 and $387 for the three and six months ended June 30, 2016, respectively. Amortization expense was $166 and $335 for the three and six months ended June 30, 2015, respectively.

Amortization expense related to intangible assets is expected to be approximately $871 for 2016, $1,030 for 2017 and 2018, $1,001 for 2019, and $969 for 2020.

(5)	Restructuring Charges

In October 2015, the Board of Directors of the Company recommended that management evaluate strategic alternatives for Zenara due to a change in focus on higher growth initiatives as well as to reduce attention required by senior management to operate Zenara.

As a result of that evaluation, Cambrex management, with Board authority, committed to a plan to sell Zenara. The immaterial assets and liabilities of Zenara are included in “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities” on the Company’s balance sheet for all periods presented. Restructuring expenses of $154 and $444 have been included in “Selling, general and administrative expenses” for the three and six months ended June 30, 2016, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(6)	Income Taxes

The tax provision from continuing operations for the three and six months ended June 30, 2016 was expense of $9,789 and $16,341, respectively, compared to $9,472 and $13,239 for the three and six months ended June 30, 2015, respectively. The effective tax rate for the three and six months ended June 30, 2016 was 32.0% and 31.4%, respectively, compared to 32.8% and 32.2% for the three and six months ended June 30, 2015, respectively.

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

None of the foreign currency forward contracts entered into during the six months ended June 30, 2016 and 2015 were designated for hedge accounting treatment. The notional amounts of the Company’s outstanding foreign exchange forward contracts were $22,768 and $9,322 at June 30, 2016 and December 31, 2015, respectively. The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

The fair value of the Company’s foreign exchange forward contracts outstanding was a loss of $148 at June 30, 2016 and is recorded in “Other receivables” on the balance sheet and “Other revenue” on the income statement. The fair value of the Company’s foreign exchange forward contracts outstanding was immaterial at December 31, 2015.

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

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of June 30, 2016. The amounts were immaterial at December 31, 2015.

		Fair Value Measurements at June 30, 2016 using:
Description	Total	Level 1	Level 2	Level 3
Foreign currency forwards, liabilities	$(148)	$-	$(148)	$-
Total	$(148)	$-	$(148)	$-

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

(9)	Accumulated Other Comprehensive Income/(Loss)

The following tables provide the changes in AOCI by component, net of tax, for the three months ended June 30, 2016 and 2015:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of March 31, 2016	$(18,785)	$-	$(29,367)	$(48,152)
Other comprehensive loss before reclassifications	(6,383)	-	-	(6,383)
Amounts reclassified from accumulated other comprehensive loss	-	-	202	202
Net current-period other comprehensive (loss)/income	(6,383)	-	202	(6,181)
Balance as of June 30, 2016	$(25,168)	$-	$(29,165)	$(54,333)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(9)	Accumulated Other Comprehensive Income/(Loss) (continued)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of March 31, 2015	$(29,393)	$(139)	$(33,148)	$(62,680)
Other comprehensive income/(loss) before reclassifications	6,378	(4)	-	6,374
Amounts reclassified from accumulated other comprehensive loss	-	73	231	304
Net current-period other comprehensive income	6,378	69	231	6,678
Balance as of June 30, 2015	$(23,015)	$(70)	$(32,917)	$(56,002)

The following tables provide the changes in AOCI by component, net of tax, for the six months ended June 30, 2016 and 2015:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2015	$(25,880)	$-	$(29,569)	$(55,449)
Other comprehensive income before reclassifications	712	-	-	712
Amounts reclassified from accumulated other comprehensive loss	-	-	404	404
Net current-period other comprehensive income	712	-	404	1,116
Balance as of June 30, 2016	$(25,168)	$-	$(29,165)	$(54,333)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2014	$(11,410)	$(193)	$(33,378)	$(44,981)
Other comprehensive loss before reclassifications	(11,605)	(23)	-	(11,628)
Amounts reclassified from accumulated other comprehensive loss	-	146	461	607
Net current-period other comprehensive (loss)/income	(11,605)	123	461	(11,021)
Balance as of June 30, 2015	$(23,015)	$(70)	$(32,917)	$(56,002)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(9)	Accumulated Other Comprehensive Income/(Loss) (continued)

The following tables provide the reclassifications from AOCI by component for the three and six months ended June 30, 2016 and 2015:

Details about AOCI Components	Three months ended June 30, 2016	Six months ended June 30, 2016

Amortization of defined benefit pension items:
Actuarial losses	$(290)	$(579)
Prior service costs	(12)	(25)
Total before tax	(302)	(604)
Tax benefit	100	200
Net of tax	$(202)	$(404)

Total reclassification for the period	$(202)	$(404)

Details about AOCI Components	Three months ended June 30, 2015	Six months ended June 30, 2015

Losses on cash flow hedge:
Interest rate swap	$(112)	$(225)
Tax benefit	39	79
Net of tax	$(73)	$(146)

Amortization of defined benefit pension items:
Actuarial losses	$(326)	$(651)
Prior service costs	(13)	(26)
Total before tax	(339)	(677)
Tax benefit	108	216
Net of tax	$(231)	$(461)

Total reclassification for the period	$(304)	$(607)

The Company recognizes net periodic benefit cost, which includes amortization of actuarial losses and gains, and prior service costs in both “Selling, general and administrative expenses” and “Cost of goods sold” in its income statement depending on the functional area of the underlying employees included in the plan. The interest rate swap is reflected in the Company’s income statement as “Interest expense.”

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(10)	Stock Based Compensation

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for the stock options granted to employees during the three and six months ended June 30, 2016 was $13.82. The weighted-average fair value per share for the stock options granted to employees during the three and six months ended June 30, 2015 were $12.24 and $10.59, respectively.

For the three months ended June 30, 2016 and 2015, the Company recorded $972 and $733, respectively, in “Selling, general and administrative expenses” for stock options. For the six months ended June 30, 2016 and 2015, the Company recorded $1,824 and $1,338, respectively, in “Selling, general and administrative expenses” for stock options. As of June 30, 2016, the total compensation cost related to unvested stock options not yet recognized was $7,172. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.2 years.

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	1,631,913	$19.17
Exercised	(44,279)	9.47
Forfeited or expired	(5,250)	16.45
Outstanding at March 31, 2016	1,582,384	19.45
Granted	20,264	45.12
Exercised	(165,210)	9.30
Outstanding at June 30, 2016	1,437,438	20.98
Exercisable at June 30, 2016	527,324	$13.78

The aggregate intrinsic values for all stock options exercised for the three and six months ended June 30, 2016 were $6,668 and $8,022, respectively. The aggregate intrinsic values for all stock options exercised for the three and six months ended June 30, 2015 were $2,083 and $7,422, respectively. The aggregate intrinsic values for all stock options outstanding and exercisable as of June 30, 2016 were $44,198 and $20,013, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(10)	Stock Based Compensation (continued)

The following table is a summary of the Company’s nonvested stock options and restricted stock:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value

Nonvested at December 31, 2015	922,658	$10.35	178	$46.91
Vested during period	(14,875)	8.11	-	-
Forfeited	(5,250)	7.76	-	-
Nonvested at March 31, 2016	902,533	10.40	178	46.91
Granted	20,264	13.82	10,640	45.12
Vested during period	(12,683)	8.49	(178)	46.91
Nonvested at June 30, 2016	910,114	$10.66	10,640	$45.12

For the three months ended June 30, 2016 and 2015, the Company recorded $161 and $117, respectively, in “Selling, general and administrative expenses” for restricted stock awards. For the six months ended June 30, 2016 and 2015, the Company recorded $166 and $117, respectively, in “Selling, general and administrative expenses” for restricted stock awards. As of June 30, 2016, total compensation cost related to unvested restricted stock not yet recognized was $320. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.3 years.

The Company granted equity-settled performance shares (“PS”) to certain executives. PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of net revenue and EBITDA growth as compared to the net revenue and EBITDA growth of the members of a specified peer group of companies over a three year period. For the three months ended June 30, 2016 and 2015, the Company recorded $631 and $477, respectively, in “Selling, general and administrative expenses” related to these PS awards. For the six months ended June 30, 2016 and 2015, the Company recorded $1,310 and $949, respectively, in “Selling, general, and administrative expenses” related to PS awards.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(11)	Retirement Plans

Domestic Pension Plan

The components of net periodic benefit cost for the Company’s domestic pension plan (which was frozen in 2007) for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Components of net periodic benefit cost
Interest cost	$598	$607	$1,195	$1,215
Expected return on plan assets	(662)	(717)	(1,324)	(1,435)
Recognized actuarial loss	194	203	388	406
Net periodic benefit cost	$130	$93	$259	$186

The Company’s Supplemental Executive Retirement Plan (which was frozen in 2007) is non-qualified and unfunded. Net periodic benefit cost for the three months ended June 30, 2016 and 2015 were $64 and $59, respectively. Net periodic benefit cost for the six months ended June 30, 2016 and 2015 were $129 and $118, respectively.

International Pension Plan

The components of net periodic benefit cost for the Company’s international pension plan for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Components of net periodic benefit cost
Service cost	$187	$195	$375	$392
Interest cost	187	147	374	296
Recognized actuarial loss	49	83	98	166
Amortization of prior service benefit	(1)	(2)	(2)	(3)
Net periodic benefit cost	$422	$423	$845	$851

(12)	Contingencies

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

Environmental

In connection with laws and regulations pertaining to the protection of the environment, the Company and its subsidiaries are a party to several environmental proceedings and remediation activities and along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites ("Superfund sites"). Substantially all of the liabilities currently recorded on the Company’s balance sheet for environmental proceedings are associated with discontinued operations. The Company had insurance policies in place at certain of the discontinued operations for certain years that the Company believes should cover some portion of the recorded liabilities or potential future liabilities and the Company expects the net cash impact related to the contingencies described below to be reduced by the applicable income tax rate.

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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. These reserves were $8,597 and $8,329 at June 30, 2016 and December 31, 2015, respectively. The increase in the reserves includes adjustments to reserves of $1,305, partially offset by payments of $1,037. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

Bayonne

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act. The Company intends to continue implementing a sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program. The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs. New remedial requirements were identified during the current year which resulted in a $200 increase to the reserve. As of June 30, 2016, the Company’s reserve was $542.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(12)	Contingencies (continued)

Clifton and Carlstadt

The Company has implemented a sampling and pilot program in Clifton and Carlstadt, New Jersey pursuant to the NJDEP private oversight program. The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs. An update to the cost estimate for the Carlstadt site resulted in an increase of $35 in the current year. As of June 30, 2016, the Company’s reserve was $2,068.

Berry’s Creek

The Company received a notice from the United States Environmental Protection Agency (“USEPA”) that two subsidiaries of the Company are considered PRPs at the Berry’s Creek Study Area in New Jersey. These subsidiaries are among many other PRPs that were listed in the notice.  Pursuant to the notice, the PRPs have been asked to perform a remedial investigation (“RI”) and feasibility study (“FS”) of the Berry’s Creek site. The Company has joined the group of PRPs and entered into an Administrative Settlement Agreement (“Agreement”) and Order on Consent with the USEPA agreeing to jointly conduct or fund an appropriate remedial investigation and feasibility study of the Berry’s Creek site with the other PRPs in the Agreement. The PRPs have engaged consultants to perform the work specified in the Agreement and develop a method to allocate related costs among the PRPs.

In June 2016, the PRPs received a request from USEPA to amend the RI/FS Work Plan to accommodate a phased, iterative approach to the Berry’s Creek remediation. USEPA will be seeking an initial interim remedy that will focus on a portion of the site, namely, sediments in Upper and Middle Berry’s Creek and the marsh in Upper Peach Island Creek. Any subsequent remedial action will occur after the implementation and performance monitoring of this interim remedy and the extent of future action is expected to be at least partially determined by the outcome of this initial phase. Although the scope of remedial activities in the initial interim remedy is not currently known and no range of potential costs has been determined, based on the Company’s limited understanding of the remediation activities that would potentially be required for the initial phase, the Company believes that a remediation of this nature could cost as much as several hundred million dollars. The Company’s share has been preliminarily estimated by the PRP group at 2.3%; while the Company will defend its position that its share should be reduced from the current level, its share could be increased or decreased depending on the outcome of the final allocation process that will take place in future periods.

The estimated costs for the initial interim remedy are expected to be known within the next several quarters. At this time, the Company’s liability cannot be reasonably estimated and as such, no accrual is recorded for these potential future costs. While any resolution of this matter is not expected to materially impact the Company’s operations or financial position, it could be material to the financial statements in the period recorded. In the current year, the Company reserved $213 based on new 2016 cash flow estimates. As of June 30, 2016, the Company’s reserve was $130 to cover the current phase of investigation based on a tentative agreement on the allocation of the site investigation costs among the PRPs.

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

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986. The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA. The PRPs will continue implementing the ground water remediation at the site. In the current quarter, the Company reserved $370 for additional USEPA oversight expenses. As of June 30, 2016, the Company’s reserve was $692 to cover long-term ground water monitoring and related costs.

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

Site clean-up work under the 1997 ROD, the Consent Decree and the 2013 stipulation is ongoing and is being jointly performed by Pfizer and the Company, with NYSDEC oversight. In 2014, Pfizer and the Company performed supplemental remedial investigation measures agreed to by the NYSDEC, and the findings were submitted to NYSDEC in a Supplemental RI Report and a Feasibility Study. In letters issued in April 2015 and June 2016, the NYSDEC disapproved the Supplemental RI Report and demanded that the Company and Pfizer revise certain aspects of the Supplemental RI Report and Feasibility Study. The Company and Pfizer are in communications with the NYSDEC to address its written comments. As it is too soon to determine whether the communications with NYSDEC will result in any significant changes to the Company’s responsibilities, no change to the reserve has been made. ELT Harriman, LLC ("ELT"), the current owner of the Harriman site, is conducting other investigation and remediation activities under a separate NYSDEC directive.

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC. The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000. As of June 30, 2016, the Company’s reserve was $3,515. At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(12)	Contingencies (continued)

The Company intends to enforce all of its contractual rights to recover costs and for indemnification under a 2007 settlement agreement, and has filed such claims in an arbitration proceeding against ELT and the immediately preceding owner, Vertellus Specialties Holdings (“Vertellus”). ELT has filed counterclaims, and has threatened to file additional counterclaims, for contractual indemnification and for breach of the settlement agreement against the Company. Currently, the arbitration proceeding is stayed indefinitely. In May 2016, some but not all of the Vertellus entities who are parties to the Company’s 2007 settlement agreement filed for restructuring under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company is monitoring the bankruptcy proceeding and intends to assert all of its rights as a creditor.

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs. The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary. The PRPs are in the process of implementing a final remedy at the site. The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). While the Company continues to dispute the methodology used by the PRP group to arrive at its interim allocation for cash contributions, the Company paid the funding requests in 2010 and 2014-2015. A final allocation of SCP Site costs (excluding Berry’s Creek costs) is expected to be finalized during 2016. As of June 30, 2016, the Company’s reserve was $900, of which approximately $576 is expected to be covered by insurance.

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

For all periods presented, financial results for discontinued operations relate to environmental investigation and remediation expenses for divested sites. For the three and six months ended June 30, 2016, the Company recorded $316 and $579 as losses from discontinued operations, net of tax. For the three and six months ended June 30, 2015, the Company recorded income of $213 related to insurance proceeds and losses of $162, respectively, from discontinued operations. As of June 30, 2016 and December 31, 2015, liabilities recorded on the Company’s balance sheet relating to discontinued operations were $8,597 and $8,209, respectively. At this time, we cannot reasonably estimate the period of time during which the involvement is expected to continue. Net cash used in discontinued operations for the six months ended June 30, 2016 and 2015, were $195 and $663, respectively. Refer to Note 12 to the Company’s consolidated financial statements for further disclosures on the Company’s environmental contingencies.

The following table is a reconciliation of the pre-tax loss/income on discontinued operations to the net loss/income on discontinued operations, as presented on the income statement:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Pre-tax (loss)/income from discontinued operations	$(487)	$327	$(891)	$(250)
Income tax benefit/(expense)	171	(114)	312	88
(Loss)/income from discontinued operations, net of tax	$(316)	$213	$(579)	$(162)

CAMBREX CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following summarizes the Company’s performance for the second quarter of 2016:

●	Sales increased 11.9% on a reported basis compared to the second quarter of 2015. Sales, excluding currency impact, increased 11.0%.
●	Gross margins decreased to 40.8% from 43.2% in the second quarter of 2015.
●	Net Cash was $52,473 compared to $85,597 at March 31, 2016, a decrease of $33,124 primarily due to the timing of accounts receivable collections, increased inventory production and capital spending.

Results of Operations

Comparison of Second Quarter 2016 versus Second Quarter 2015

Gross sales in the second quarter of 2016 of $119,054 were $12,675 or 11.9% higher than the second quarter of 2015. Excluding a 0.9% favorable impact of foreign exchange compared to the second quarter of 2015, the sales increase reflects higher volumes (16.0%) partially offset by lower pricing (5.0%). Certain branded APIs, custom development products and generic APIs drove most of the growth.

The following table reflects sales by geographic area for the second quarters of 2016 and 2015:

	Second quarter
	2016	2015

Europe	$76,804	$68,937
North America	34,427	29,931
Asia	5,398	4,139
Other	2,425	3,372
Total gross sales	$119,054	$106,379

Gross margins in the second quarter of 2016 decreased to 40.8% from 43.2% in the second quarter of 2015. Foreign currency had a negligible impact on gross margins in the second quarter of 2016. The decrease was primarily due to lower pricing and the recording of inventory reserves including higher reprocessing costs, partially offset by favorable product mix. Gross profit in the second quarter of 2016 was $48,557 compared to $45,945 in the same period last year.

Selling, general and administrative (“SG&A”) expenses of $13,607 in the second quarter of 2016 decreased compared to $14,078 in the second quarter of 2015. The decrease is mainly due to lower bonus expense (approximately $1,400) and lower recruiting/relocation costs (approximately $800) partially offset by higher personnel costs (approximately $900) and sales and marketing expenses (approximately $400). SG&A as a percentage of gross sales was 11.4% and 13.2% in the second quarters of 2016 and 2015, respectively.

Results of Operations (continued)

Comparison of Second Quarter 2016 versus Second Quarter 2015 (continued)

Research and development (“R&D”) expenses of $4,125 were 3.5% of gross sales in the second quarter of 2016, compared to $2,703 or 2.5% of gross sales in the second quarter of 2015. The increase is primarily related to increased personnel costs (approximately $800) and costs to develop new generic drug products (approximately $400).

Operating profit in the second quarter of 2016 was $30,825 compared to $29,164 in the second quarter of 2015. The increase in operating profit is due to higher gross profit partially offset by higher operating expenses as described above.

Net interest expense was $46 in the second quarter of 2016 compared to $474 in the second quarter of 2015. The decrease is the result of paying off the Company’s debt in early 2016 and higher interest income generated from cash balances. Interest expense during the quarter represents amortization of debt issuance costs and commitment fees related to the new credit facility entered into during the quarter. The Company did not have any debt outstanding during the second quarter of 2016. The average interest rate on debt was 2.4% in the second quarter of 2015.

The tax provision from continuing operations in the second quarter of 2016 was expense of $9,789 compared to $9,472 in the second quarter of 2015. The effective tax rate in the second quarter of 2016 was 32.0% compared to 32.8% in the second quarter of 2015.

Income from continuing operations in the second quarter of 2016 was $20,810, or $0.63 per diluted share, versus $19,450, or $0.60 per diluted share in the same period a year ago.

Comparison of First Six Months of 2016 versus First Six Months of 2015

Gross sales in the first six months of 2016 of $212,989 were $28,426 or 15.4% higher than the first six months of 2015. Excluding a 0.3% favorable impact of foreign exchange compared to the first six months of 2015, sales increased 15.1% due to higher volumes (19.0%) partially offset by lower pricing on certain products (3.9%). Controlled substances, certain branded APIs, custom development products and generic APIs drove the growth.

The following table reflects sales by geographic area for the first six months of 2016 and 2015:

	First Six months
	2016	2015

Europe	$123,949	$113,755
North America	74,232	58,310
Asia	8,814	6,464
Other	5,994	6,034
Total gross sales	$212,989	$184,563

Gross margins in the first six months of 2016 increased to 41.1% from 40.6% in the first six months of 2015. Excluding a favorable impact from foreign currency, margins in the first six months of 2016 were 40.1% compared to 40.6% in the same period last year. This decrease was primarily due to lower pricing and the recording of inventory reserves including higher reprocessing costs. Gross profit in the first six months of 2016 was $87,456 compared to $75,024 in the same period last year.

Results of Operations (continued)

Comparison of First Six Months of 2016 versus First Six Months of 2015 (continued)

SG&A expenses were $27,652 in the first six months of 2016 compared to $27,829 in the first six months of 2015. Lower bonus expense (approximately $1,400) and lower recruiting/relocation costs (approximately $1,000) were offset by higher sales and marketing expenses (approximately $800), higher personnel costs (approximately $600) and restructuring expenses (approximately $400). SG&A as a percentage of gross sales was 13.0% and 15.1% in the first six months of 2016 and 2015, respectively.

R&D expenses of $7,603 were 3.6% of gross sales in the first six months of 2016, compared to $5,358 or 2.9% of gross sales in the first six months of 2015. The increase is primarily related to increased personnel costs (approximately $1,500) and costs to develop new generic drug products (approximately $900).

Operating profit in the first six months of 2016 was $52,201 compared to $41,837 in the first six months of 2015. The increase in operating profit is primarily due to higher gross profit partially offset by higher operating expenses as described above.

Net interest income was $9 in the first six months of 2016 compared to net interest expense of $950 in the first six months of 2015. The change is the result of paying off the Company’s debt in early 2016 and higher capitalized interest resulting from increased capital spending in the first six months of 2016 compared to the same period last year. The average interest rate on debt was 2.4% in the first six months of 2015.

The tax provision from continuing operations in the first six months of 2016 was expense of $16,341 compared to $13,239 in the first six months of 2015. The effective tax rate in the first six months of 2016 was 31.4% compared to 32.2% in the first six months of 2015.

Income from continuing operations in the first six months of 2016 was $35,655, or $1.09 per diluted share, versus $27,818, or $0.86 per diluted share in the same period a year ago.

Liquidity and Capital Resources

During the first six months of 2016, cash provided by operations was $64,621 versus $40,204 in the same period a year ago. This increase was primarily due to an advance payment of $39,000 and collections of accounts receivable related to sales that occurred in late 2015 partially offset by increased inventory production.

Cash flows used in investing activities in the first six months of 2016 mostly related to capital expenditures of $26,553 compared to $25,556 in 2015. Capital expenditures in the first six months of 2016 and 2015 primarily expanded the Company’s manufacturing capacity to support expected growth.

Cash flows used in financing activities in the first six months of 2016 were $29,789 compared to $2,194 provided by financing activities in the same period a year ago. The 2016 cash flows primarily relate to the pay down of the Company’s debt. The cash flows in 2015 primarily relate to cash proceeds from the exercise of stock options.

The Company expects to spend approximately $70,000 to $75,000 on capital expenditures during 2016.

In May 2016, the Company closed on a new $500 million Senior Credit Facility.  Borrowings under the Credit Facility bear interest at a rate per annum of LIBOR plus a margin ranging from 1.25% to 2%.  The facility is currently undrawn.

Liquidity and Capital Resources (continued)

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

As discussed more fully in Note 12 to the Consolidated Financial Statements, the Company is waiting for additional information to develop an estimate to record a reserve for remediation activities at Berry’s Creek. The timing and amount of any future cash payments are currently not known. While required payments could be material to the cash flows of any period, the resolution of this matter is not expected to materially impact the Company’s operations or financial position.

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

Impact of Recent Accounting Pronouncements (continued)

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 to improve revenue recognition in the areas of collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. This update also amends the disclosure requirements within ASU 2014-09 for entities that retrospectively apply the guidance. The latest amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group, and provide additional practical expedients. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first six months of 2016. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first six months of 2016. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015.

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

* Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Income Statements for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/Gregory P. Sargen
Gregory P. Sargen Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated: July 28, 2016