Form 10-Q
period 2016-09-30
CAMBREX CORP
filed 2016-11-04
CIK 820081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 32,150,275 shares outstanding of the registrant’s Common Stock, $.10 par value.

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,736	$43,974
Trade receivables, net	37,995	90,920
Other receivables	7,381	7,278
Inventories, net	143,887	109,920
Prepaid expenses and other current assets	9,021	7,187
Total current assets	289,020	259,279

Property, plant and equipment, net	209,213	186,487
Goodwill	32,687	32,063
Intangible assets, net	7,564	6,691
Deferred income taxes	12,494	19,259
Other non-current assets	4,082	1,760

Total assets	$555,060	$505,539

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,776	$39,257
Deferred revenue and advance payments	5,230	16,298
Accrued expenses and other current liabilities	36,915	44,247
Short-term debt	-	30,000
Total current liabilities	78,921	129,802

Advance payments	39,000	-
Deferred income taxes	6,876	7,735
Accrued pension benefits	41,122	42,661
Other non-current liabilities	22,197	14,506
Total liabilities	188,116	194,704

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 33,744,824 and 33,528,915 shares at respective dates	3,374	3,353
Additional paid-in capital	141,068	131,980
Retained earnings	289,992	245,698
Treasury stock, at cost, 1,594,549 and 1,729,727 shares at respective dates	(13,594)	(14,747)
Accumulated other comprehensive loss	(53,896)	(55,449)

Total stockholders' equity	366,944	310,835

Total liabilities and stockholders' equity	$555,060	$505,539

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

(unaudited - in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Gross sales	$99,867	$92,350	$312,856	$276,913
Commissions, allowances and rebates	565	615	1,901	1,431

Net sales	99,302	91,735	310,955	275,482

Other revenue, net	97	1,244	1,823	1,657

Net revenues	99,399	92,979	312,778	277,139

Cost of goods sold	61,797	57,299	187,720	166,435

Gross profit	37,602	35,680	125,058	110,704

Operating expenses:
Selling, general and administrative expenses	14,950	13,989	42,602	41,818
Research and development expenses	3,193	3,672	10,796	9,030
Total operating expenses	18,143	17,661	53,398	50,848

Operating profit	19,459	18,019	71,660	59,856

Other expenses/(income):
Interest expense, net	366	517	357	1,467
Other (income)/expenses, net	(71)	296	143	126

Income before income taxes	19,164	17,206	71,160	58,263

Provision for income taxes	5,443	5,330	21,784	18,569

Income from continuing operations	13,721	11,876	49,376	39,694

Loss from discontinued operations, net of tax	(4,503)	(129)	(5,082)	(291)

Net income	$9,218	$11,747	$44,294	$39,403

Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.43	$0.38	$1.54	$1.27
Loss from discontinued operations, net of tax	$(0.14)	$(0.01)	$(0.16)	$(0.01)
Net income	$0.29	$0.37	$1.38	$1.26

Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.42	$0.36	$1.50	$1.22
Loss from discontinued operations, net of tax	$(0.14)	$(0.00)	$(0.15)	$(0.00)
Net income	$0.28	$0.36	$1.35	$1.22

Weighted average shares outstanding:
Basic	32,149	31,471	32,034	31,339
Effect of dilutive stock based compensation	850	1,122	871	1,089
Diluted	32,999	32,593	32,905	32,428

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited - in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$9,218	$11,747	$44,294	$39,403

Other comprehensive income/(loss):

Foreign currency translation adjustments	235	(1,127)	947	(12,732)

Interest rate swap agreement, net of tax of $0, $40, $0 and $107 at respective dates	-	70	-	193

Pension plan amortization of net actuarial loss and prior service cost, net of tax of $100, $108, $300 and $324 at respective dates	202	230	606	691

Comprehensive income	$9,655	$10,920	$45,847	$27,555

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$44,294	$39,403
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	17,717	16,320
Non-cash deferred revenue	(2,972)	(12,232)
Increase in inventory reserve	5,950	3,561
Stock based compensation	5,189	3,837
Deferred income tax provision	7,838	9,162
Other	265	(139)
Changes in assets and liabilities:
Trade receivables	44,213	38,102
Inventories	(40,088)	(52,542)
Prepaid expenses and other current assets	(2,144)	(569)
Accounts payable and other current liabilities	(11,462)	13,842
Deferred revenue and advance payments	39,363	25,340
Other non-current assets and liabilities	(2,764)	(2,978)
Discontinued operations:
Non-current liabilities	6,748	-
Net cash used in discontinued operations	(312)	(1,062)
Net cash provided by operating activities	111,835	80,045

Cash flows from investing activities:
Capital expenditures	(37,706)	(39,706)
Proceeds from sale of assets	13	2,282
Other	-	(56)
Net cash used in investing activities	(37,693)	(37,480)

Cash flows from financing activities:
Repayment of debt	(30,000)	(30,000)
Proceeds from stock options exercised	2,116	2,959
Debt issuance costs	(2,515)	-
Other	2,958	861
Net cash used in financing activities	(27,441)	(26,180)

Effect of exchange rate changes on cash and cash equivalents	61	(1,721)

Net increase in cash and cash equivalents	46,762	14,664

Cash and cash equivalents at beginning of period	43,974	45,518

Cash and cash equivalents at end of period	$90,736	$60,182

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

(2)	Impact of Recently Issued Accounting Pronouncements

Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15 which provides guidance on the presentation and classification in the statement of cash flows for specific cash receipt and payment transactions, including debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance policies, and distributions received from equity method investees. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

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

(3)	Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories consist of the following:

	September 30,	December 31,
	2016	2015

Finished goods	$37,883	$32,550
Work in process	67,842	41,358
Raw materials	32,341	30,830
Supplies	5,821	5,182
Total	$143,887	$109,920

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(4)	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2016, is as follows:

Balance as of December 31, 2015	$32,063
Translation effect	624
Balance as of September 30, 2016	$32,687

Acquired intangible assets, which are amortized, consist of the following:

				As of September 30, 2016
	Amortization Period (years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internal-use software	3	-	7	$5,566	$(657)	$4,909
Technology-based intangibles		20		3,393	(1,103)	2,290
Customer-related intangibles	10	-	15	658	(293)	365
				$9,617	$(2,053)	$7,564

				As of December 31, 2015
	Amortization Period (years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internal-use software	3	-	7	$4,147	$(204)	$3,943
Technology-based intangibles		20		3,310	(952)	2,358
Customer-related intangibles	10	-	15	642	(252)	390
				$8,099	$(1,408)	$6,691

The change in the gross carrying amount is due to additions and the impact of foreign currency translation. During the nine months ended September 30, 2016, $1,419 has been capitalized and classified as internal-use software, related to the implementation of a new enterprise resource planning system.

Amortization expense was $227 and $614 for the three and nine months ended September 30, 2016, respectively. Amortization expense was $245 and $580 for the three and nine months ended September 30, 2015, respectively.

Amortization expense related to intangible assets is expected to be approximately $845 for 2016, $1,062 for 2017 through 2019, and $1,043 for 2020.

(5)	Restructuring Charges

In late 2015, the Board of Directors of the Company recommended that management evaluate strategic alternatives for Zenara due to a change in focus on higher growth initiatives as well as to reduce attention required by senior management to operate Zenara.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(5)	Restructuring Charges (continued)

As a result of that evaluation, Cambrex management, with Board authority, committed to a plan to sell Zenara. The immaterial assets and liabilities of Zenara are included in “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities” on the Company’s balance sheet for all periods presented. For the three and nine months ended September 30, 2016, the Company recorded a benefit of $47 and expense of $397, respectively, within “Selling, general and administrative expenses” for restructuring.

(6)	Income Taxes

The tax provision from continuing operations for the three and nine months ended September 30, 2016 was expense of $5,443 and $21,784, respectively, compared to $5,330 and $18,569 for the three and nine months ended September 30, 2015, respectively. The effective tax rate for the three and nine months ended September 30, 2016 was 28.4% and 30.6%, respectively, compared to 31.0% and 31.9% for the three and nine months ended September 30, 2015, respectively.

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

None of the foreign currency forward contracts entered into during the nine months ended September 30, 2016 and 2015 were designated for hedge accounting treatment. The notional amounts of the Company’s outstanding foreign exchange forward contracts were $12,544 and $9,322 at September 30, 2016 and December 31, 2015, respectively. The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

The fair value of the Company’s foreign exchange forward contracts outstanding was a loss of $169 at September 30, 2016 and is recorded in “Accrued expenses and other current liabilities” on the balance sheet and “Other revenue, net” on the income statement. The fair value of the Company’s foreign exchange forward contracts outstanding was immaterial at December 31, 2015.

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

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of September 30, 2016. The amounts were immaterial at December 31, 2015.

		Fair Value Measurements at September 30, 2016 using:
Description	Total	Level 1	Level 2	Level 3
Foreign currency forwards, liabilities	$(169)	$-	$(169)	$-
Total	$(169)	$-	$(169)	$-

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

(9)	Accumulated Other Comprehensive Income/(Loss)

The following tables provide the changes in AOCI by component, net of tax, for the three months ended September 30, 2016 and 2015:

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of June 30, 2016	$(25,168)	$(29,165)	$(54,333)
Other comprehensive income before reclassifications	235	-	235
Amounts reclassified from accumulated other comprehensive loss	-	202	202
Net current-period other comprehensive income	235	202	437
Balance as of September 30, 2016	$(24,933)	$(28,963)	$(53,896)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(9)	Accumulated Other Comprehensive Income/(Loss) (continued)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of June 30, 2015	$(23,015)	$(70)	$(32,917)	$(56,002)
Other comprehensive loss before reclassifications	(1,127)	-	-	(1,127)
Amounts reclassified from accumulated other comprehensive loss	-	70	230	300
Net current-period other comprehensive (loss)/income	(1,127)	70	230	(827)
Balance as of September 30, 2015	$(24,142)	$-	$(32,687)	$(56,829)

The following tables provide the changes in AOCI by component, net of tax, for the nine months ended September 30, 2016 and 2015:

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of December 31, 2015	$(25,880)	$(29,569)	$(55,449)
Other comprehensive income before reclassifications	947	-	947
Amounts reclassified from accumulated other comprehensive loss	-	606	606
Net current-period other comprehensive income	947	606	1,553
Balance as of September 30, 2016	$(24,933)	$(28,963)	$(53,896)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2014	$(11,410)	$(193)	$(33,378)	$(44,981)
Other comprehensive loss before reclassifications	(12,732)	(23)	-	(12,755)
Amounts reclassified from accumulated other comprehensive loss	-	216	691	907
Net current-period other comprehensive (loss)/income	(12,732)	193	691	(11,848)
Balance as of September 30, 2015	$(24,142)	$-	$(32,687)	$(56,829)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(9)	Accumulated Other Comprehensive Income/(Loss) (continued)

The following tables provide the reclassifications from AOCI by component for the three and nine months ended September 30, 2016 and 2015:

Details about AOCI Components	Three months ended September 30, 2016	Nine months ended September 30, 2016

Amortization of defined benefit pension items:
Actuarial losses	$(288)	$(867)
Prior service costs	(14)	(39)
Total before tax	(302)	(906)
Tax benefit	100	300
Net of tax	$(202)	$(606)

Total reclassification for the period	$(202)	$(606)

Details about AOCI Components	Three months ended September 30, 2015	Nine months ended September 30, 2015

Losses on cash flow hedge:
Interest rate swap	$(108)	$(333)
Tax benefit	38	117
Net of tax	$(70)	$(216)

Amortization of defined benefit pension items:
Actuarial losses	$(325)	$(976)
Prior service costs	(13)	(39)
Total before tax	(338)	(1,015)
Tax benefit	108	324
Net of tax	$(230)	$(691)

Total reclassification for the period	$(300)	$(907)

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

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for the stock options granted to employees during the nine months ended September 30, 2016 was $13.82. The weighted-average fair value per share for the stock options granted to employees during the nine months ended September 30, 2015 was $10.59.

For the three months ended September 30, 2016 and 2015, the Company recorded $1,012 and $776, respectively, in “Selling, general and administrative expenses” for stock options. For the nine months ended September 30, 2016 and 2015, the Company recorded $2,836 and $2,114, respectively, in “Selling, general and administrative expenses” for stock options. As of September 30, 2016, the total compensation cost related to unvested stock options not yet recognized was $6,159. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.9 years.

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	1,631,913	$19.17
Exercised	(44,279)	9.47
Forfeited or expired	(5,250)	16.45
Outstanding at March 31, 2016	1,582,384	19.45
Granted	20,264	45.12
Exercised	(165,210)	9.30
Outstanding at June 30, 2016	1,437,438	20.98
Exercised	(6,420)	24.84
Outstanding at September 30, 2016	1,431,018	20.96
Exercisable at September 30, 2016	520,904	$13.64

The aggregate intrinsic values for all stock options exercised for the three and nine months ended September 30, 2016 were $173 and $8,195, respectively. The aggregate intrinsic values for all stock options exercised for the three and nine months ended September 30, 2015 were $6,807 and $14,229, respectively. The aggregate intrinsic values for all stock options outstanding and exercisable as of September 30, 2016 were $33,636 and $16,053, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(10)	Stock Based Compensation (continued)

The following table is a summary of the Company’s nonvested stock options and restricted stock:

	Nonvested Stock Options		Nonvested Restricted Stock
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2015	922,658	$10.35	178	$46.91
Vested during period	(14,875)	8.11	-	-
Forfeited	(5,250)	7.76	-	-
Nonvested at March 31, 2016	902,533	10.40	178	46.91
Granted	20,264	13.82	10,640	45.12
Vested during period	(12,683)	8.49	(178)	46.91
Nonvested at June 30, 2016	910,114	10.50	10,640	45.12
Nonvested at September 30, 2016	910,114	$10.50	10,640	$45.12

For the three months ended September 30, 2016 and 2015, the Company recorded $240 and $175, respectively, in “Selling, general and administrative expenses” for restricted stock awards. For the nine months ended September 30, 2016 and 2015, the Company recorded $406 and $292, respectively, in “Selling, general and administrative expenses” for restricted stock awards. As of September 30, 2016, total compensation cost related to unvested restricted stock not yet recognized was $80. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.1 years.

The Company granted equity-settled performance shares (“PS”) to certain executives. PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of net revenue and EBITDA growth as compared to the net revenue and EBITDA growth of the members of a specified peer group of companies over a three year period. For the three months ended September 30, 2016 and 2015, the Company recorded $637 and $482, respectively, in “Selling, general and administrative expenses” related to these PS awards. For the nine months ended September 30, 2016 and 2015, the Company recorded $1,947 and $1,431, respectively, in “Selling, general, and administrative expenses” related to PS awards.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(11)	Retirement Plans

Domestic Pension Plan

The components of net periodic benefit cost for the Company’s domestic pension plan (which was frozen in 2007) for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Components of net periodic benefit cost
Interest cost	$597	$608	$1,792	$1,823
Expected return on plan assets	(662)	(718)	(1,986)	(2,153)
Recognized actuarial loss	194	202	582	608
Net periodic benefit cost	$129	$92	$388	$278

The Company’s Supplemental Executive Retirement Plan (which was frozen in 2007) is non-qualified and unfunded. Net periodic benefit cost for the three months ended September 30, 2016 and 2015 were $65 and $59, respectively. Net periodic benefit cost for the nine months ended September 30, 2016 and 2015 were $194 and $177, respectively.

International Pension Plan

The components of net periodic benefit cost for the Company’s international pension plan for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Components of net periodic benefit cost
Service cost	$186	$193	$561	$585
Interest cost	186	146	560	442
Recognized actuarial loss	49	83	147	249
Amortization of prior service benefit	(1)	(2)	(3)	(5)
Net periodic benefit cost	$420	$420	$1,265	$1,271

(12)	Contingencies

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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. These reserves were $16,127 and $8,329 at September 30, 2016 and December 31, 2015, respectively. The increase in the reserves includes adjustments to reserves of $9,036, partially offset by payments of $1,238. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

Bayonne

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act. The Company intends to continue implementing a sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program. The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs. New remedial requirements were identified during the current year which resulted in a $200 increase to the reserve. As of September 30, 2016, the Company’s reserve was $526.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(12)	Contingencies (continued)

Clifton and Carlstadt

The Company has implemented a sampling and pilot program in Clifton and Carlstadt, New Jersey pursuant to the NJDEP private oversight program. The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs. An update to the cost estimate for the Carlstadt site resulted in an increase of $35 in the current year. As of September 30, 2016, the Company’s reserve was $2,046.

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

In June 2016, the PRPs received a request from USEPA to amend the RI/FS Work Plan to accommodate a phased, iterative approach to the Berry’s Creek remediation. USEPA requested an initial interim remedy that focuses on a portion of the site, namely, sediments in Upper and Middle Berry’s Creek and the marsh in Upper Peach Island Creek. Any subsequent remedial action will occur after the implementation and performance monitoring of this interim remedy and the extent of future action is expected to be at least partially determined by the outcome of this initial phase.

The scope of remedial activities in the initial interim remedy is currently being developed and based upon preliminary cost estimates, the Company recorded a pretax expense of $6,748 ($4,386 after tax), net of assumed insurance coverage, in the third quarter of 2016. The estimated costs for the initial interim remedy will be further developed over the next several months and the Company’s accrual may change based upon the final remedy selected and revisions to cost estimates. At this time it is not known when the costs for the complete remediation plan will be estimable, and as such, no accrual beyond the initial interim remedy has been recorded. The Company’s share has been preliminarily estimated by the PRP group at 2.4%. While the Company will defend its position that its share should be reduced from the current level, its share could be increased or decreased depending on the outcome of the final allocation process that will take place in future periods.

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

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986. The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA. The PRPs will continue implementing the ground water remediation at the site. In the current year, the Company reserved $370 for additional USEPA oversight expenses. As of September 30, 2016, the Company’s reserve was $692 to cover long-term ground water monitoring and related costs.

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

Site clean-up work under the 1997 ROD, the Consent Decree and the 2013 stipulation is ongoing and is being jointly performed by Pfizer and the Company, with NYSDEC oversight. Since 2014, Pfizer and the Company have performed supplemental remedial investigation measures requested by the NYSDEC, and the findings have been submitted to NYSDEC in various reports. As it is too soon to determine whether these reports, when finalized, will result in any significant changes to the Company’s responsibilities, no change to the reserve has been made. ELT Harriman, LLC ("ELT"), the current owner of the Harriman site, is conducting other investigation and remediation activities under a separate NYSDEC directive.

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC. The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000. As of September 30, 2016, the Company’s reserve was $3,515. At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

The Company intends to enforce all of its contractual rights to recover costs and for indemnification under a 2007 settlement agreement, and has filed such claims in an arbitration proceeding against ELT and the immediately preceding owner, Vertellus Specialties Holdings (“Vertellus”). ELT has filed counterclaims, and has threatened to file additional counterclaims, for contractual indemnification and for breach of the settlement agreement against the Company. Currently, the arbitration proceeding is stayed indefinitely. In May 2016, some but not all of the Vertellus entities who are parties to the Company’s 2007 settlement agreement filed for restructuring under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company has filed several claims as creditors in the bankruptcy proceeding and will continue to monitor the bankruptcy proceeding.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(12)	Contingencies (continued)

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs. The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary. The PRPs are in the process of implementing a final remedy at the site. The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). While the Company continues to dispute the methodology used by the PRP group to arrive at its interim allocation for cash contributions, the Company paid the funding requests in 2010 and 2014-2015. A final allocation of SCP Site costs (excluding Berry’s Creek costs) is expected to be finalized in early 2017. As of September 30, 2016, the Company’s reserve was $900, of which approximately $576 is expected to be covered by insurance.

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

For all periods presented, financial results for discontinued operations relate to environmental investigation and remediation expenses for divested sites. For the three and nine months ended September 30, 2016, the Company recorded $4,503 and $5,082, respectively, as losses from discontinued operations, net of tax. For the three and nine months ended September 30, 2015, the Company recorded $129 and $291, respectively, as losses from discontinued operations, net of tax. As of September 30, 2016 and December 31, 2015, liabilities recorded on the Company’s balance sheet relating to discontinued operations were $16,127 and $8,209, respectively. At this time, we cannot reasonably estimate the period of time during which the involvement is expected to continue. Net cash used in discontinued operations for the nine months ended September 30, 2016 and 2015, were $312 and $1,062, respectively. Refer to Note 12 to the Company’s consolidated financial statements for further disclosures on the Company’s environmental contingencies.

The following table is a reconciliation of the pre-tax loss on discontinued operations to the net loss on discontinued operations, as presented on the income statement:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Pre-tax loss from discontinued operations	$(6,928)	$(197)	$(7,819)	$(447)
Income tax benefit	2,425	68	2,737	156
Loss from discontinued operations, net of tax	$(4,503)	$(129)	$(5,082)	$(291)

(14)	Subsequent Event

On October 7, 2016, the Company acquired 100% of PharmaCore Inc., a privately-owned company in High Point, North Carolina, for approximately $25,000. PharmaCore, which has been renamed Cambrex High Point, specializes in developing, manufacturing and scaling up small molecule APIs for clinical phase projects.

The Company does not expect the impact of its ownership in Cambrex High Point to be material to Cambrex’s income statement for 2016. Costs related to this acquisition are recorded on the Company’s income statement under the caption “Selling, general, and administrative expenses” and totaled $430 for the three and nine months ended September 30, 2016.

CAMBREX CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following summarizes the Company’s performance for the third quarter of 2016:

●	Sales increased 8.1% on a reported basis compared to the third quarter of 2015. Sales, excluding currency impact, increased 7.9%.
●	Gross margins decreased to 37.7% from 38.6% in the third quarter of 2015.
●

Net Cash was $90,736 compared to $52,473 at June 30, 2016, an increase of $38,263 primarily due to accounts receivable collections partially offset by increased inventory production and capital spending.

Results of Operations

Comparison of Third Quarter 2016 versus Third Quarter 2015

Gross sales in the third quarter of 2016 of $99,867 were $7,517 or 8.1% higher than the third quarter of 2015. Excluding a 0.2% favorable impact of foreign exchange compared to the third quarter of 2015, sales increased 7.9% as a result of higher volumes (11.5%) partially offset by lower pricing (3.6%). Certain branded APIs and custom development products drove most of the growth.

The following table reflects sales by geographic area for the third quarters of 2016 and 2015:

	Third quarter
	2016	2015

Europe	$60,903	$48,720
North America	31,414	37,441
Asia	4,645	3,390
Other	2,905	2,799
Total gross sales	$99,867	$92,350

Gross margins in the third quarter of 2016 decreased to 37.7% from 38.6% in the third quarter of 2015. Excluding an unfavorable impact of foreign currency, gross margins in the third quarter of 2016 were 38.2%. The decrease was primarily due to lower pricing and unfavorable product mix. Gross profit in the third quarter of 2016 was $37,602 compared to $35,680 in the same period last year.

Selling, general and administrative (“SG&A”) expenses of $14,950 in the third quarter of 2016 increased compared to $13,989 in the third quarter of 2015. The increase is mainly due to higher bonus expense (approximately $1,100), costs related to the recent acquisition of PharmaCore (approximately $400) and higher personnel costs (approximately $400) partially offset by lower costs associated with the implementation of a new ERP system (approximately $400) and recruiting/relocation costs (approximately $300). SG&A as a percentage of gross sales was 15.0% and 15.1% in the third quarters of 2016 and 2015, respectively.

Results of Operations (continued)

Comparison of Third Quarter 2016 versus Third Quarter 2015 (continued)

Research and development (“R&D”) expenses of $3,193 were 3.2% of gross sales in the third quarter of 2016, compared to $3,672 or 4.0% of gross sales in the third quarter of 2015. The decrease is primarily related to lower costs to develop new generic drug products due to the timing of activities (approximately $600).

Operating profit in the third quarter of 2016 was $19,459 compared to $18,019 in the third quarter of 2015. The increase in operating profit is due to higher gross profit partially offset by higher operating expenses as described above.

Net interest expense was $366 in the third quarter of 2016 compared to $517 in the third quarter of 2015. The decrease is the result of paying off the Company’s debt in early 2016 and higher interest income generated from cash balances. Interest expense during the quarter represents amortization of debt issuance costs and commitment fees related to the new credit facility entered into during the second quarter. The Company did not have any debt outstanding during the third quarter of 2016. The average interest rate on debt was 2.4% in the third quarter of 2015.

The tax provision from continuing operations in the third quarter of 2016 was expense of $5,443 compared to $5,330 in the third quarter of 2015. The effective tax rate in the third quarter of 2016 was 28.4% compared to 31.0% in the third quarter of 2015. The decrease was primarily related to a small amount of tax benefits recorded in the quarter.

Income from continuing operations in the third quarter of 2016 was $13,721, or $0.42 per diluted share, versus $11,876, or $0.36 per diluted share in the same period a year ago.

Comparison of First Nine Months of 2016 versus First Nine Months of 2015

Gross sales in the first nine months of 2016 of $312,856 were $35,943 or 13.0% higher than the first nine months of 2015. Excluding a 0.5% favorable impact of foreign exchange compared to the first nine months of 2015, sales increased 12.5% due to higher volumes (16.6%) partially offset by lower pricing on certain products (4.1%). Certain branded APIs, controlled substances, custom development products and generic APIs drove the growth.

The following table reflects sales by geographic area for the first nine months of 2016 and 2015:

	First nine months
	2016	2015

Europe	$184,852	$162,475
North America	105,646	95,751
Asia	13,459	9,854
Other	8,899	8,833
Total gross sales	$312,856	$276,913

Gross margins in the first nine months of 2016 and 2015 were 40.0%. Excluding a favorable impact from foreign currency, margins in the first nine months of 2016 were 39.4% compared to 40.0% in the same period last year. This decrease was primarily due to lower pricing. Gross profit in the first nine months of 2016 was $125,058 compared to $110,704 in the same period last year.

Results of Operations (continued)

Comparison of First Nine Months of 2016 versus First Nine Months of 2015 (continued)

SG&A expenses were $42,602 in the first nine months of 2016 compared to $41,818 in the first nine months of 2015. The increase was a result of higher sales and marketing expenses (approximately $900), higher personnel costs (approximately $800) and higher restructuring expenses (approximately $400) partially offset by lower recruiting/relocation costs (approximately $1,100) and lower bonus expense (approximately $300). SG&A as a percentage of gross sales was 13.6% and 15.1% in the first nine months of 2016 and 2015, respectively.

R&D expenses of $10,796 were 3.5% of gross sales in the first nine months of 2016, compared to $9,030 or 3.3% of gross sales in the first nine months of 2015. The increase is primarily related to increased personnel costs.

Operating profit in the first nine months of 2016 was $71,660 compared to $59,856 in the first nine months of 2015. The increase in operating profit is primarily due to higher gross profit partially offset by higher operating expenses as described above.

Net interest expense was $357 in the first nine months of 2016 compared to $1,467 in the first nine months of 2015. The decrease is the result of paying off the Company’s debt in early 2016 and higher capitalized interest resulting from increased capital spending in the first nine months of 2016 compared to the same period last year. The average interest rate on debt was 2.4% in the first nine months of 2015.

The tax provision from continuing operations in the first nine months of 2016 was expense of $21,784 compared to $18,569 in the first nine months of 2015. The effective tax rate in the first nine months of 2016 was 30.6% compared to 31.9% in the first nine months of 2015. The decrease was mainly due to the geographic mix of income.

Income from continuing operations in the first nine months of 2016 was $49,376, or $1.50 per diluted share, versus $39,694, or $1.22 per diluted share in the same period a year ago.

Liquidity and Capital Resources

During the first nine months of 2016, cash provided by operations was $111,835 versus $80,045 in the same period a year ago. This increase was primarily due to collections of accounts receivable related to sales that occurred in late 2015 and an advance payment of $39,000 partially offset by increased inventory production.

Cash flows used in investing activities in the first nine months of 2016 mostly related to capital expenditures of $37,706 compared to $39,706 in the same period a year ago. Capital expenditures in the first nine months of 2016 and 2015 primarily expanded the Company’s manufacturing capacity to support expected growth.

Cash flows used in financing activities in the first nine months of 2016 were $27,441 compared to $26,180 in the same period a year ago. The 2016 and 2015 cash flows primarily relate to the pay down of the Company’s debt.

The Company expects to spend approximately $67,000 to $72,000 on capital expenditures during 2016.

The Company has a $500,000 Senior Credit Facility.  Borrowings under the Credit Facility bear interest at a rate per annum of LIBOR plus a margin ranging from 1.25% to 2%.  The facility is currently undrawn.

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

Impact of Recent Accounting Pronouncements

Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15 which provides guidance on the presentation and classification in the statement of cash flows for specific cash receipt and payment transactions, including debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance policies, and distributions received from equity method investees. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

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

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2016. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first nine months of 2016. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Income Statements for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/ Gregory P. Sargen
Gregory P. Sargen
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated: November 4, 2016