Form 10-K
period 2016-12-31
CAMBREX CORP
filed 2017-02-03
CIK 820081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to __________

Commission file Number 1-10638

CAMBREX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-2476135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Meadowlands Plaza, East Rutherford, New Jersey	07073
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (201) 804-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: (None)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒             Accelerated filer ☐              Non-accelerated filer ☐              Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,640,718,651 as of June 30, 2016.

As of January 26, 2017, there were 32,346,686 shares outstanding of the registrant's Common Stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2017 Annual Meeting are incorporated by reference into Part III of this Report.

CAMBREX CORPORATION AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2016

Item	PART I	Page
No.		No.

1	Business	4
1A	Risk Factors	9
1B	Unresolved Staff Comments	19
2	Properties	20
3	Legal Proceedings	20
4	Mine Safety Disclosures	20

	PART II

5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
6	Selected Financial Data	23
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
7A	Quantitative and Qualitative Disclosures about Market Risk	36
8	Financial Statements and Supplementary Data	36
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	76
9A	Controls and Procedures	76
9B	Other Information	77

	PART III

10	Directors, Executive Officers and Corporate Governance	78
11	Executive Compensation	79
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	79
13	Certain Relationships and Related Transactions, and Director Independence	79
14	Principal Accountant Fees and Services	79

	PART IV

15	Exhibits and Financial Statement Schedules	80

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

General

Cambrex Corporation (the "Company" or "Cambrex"), a Delaware corporation, began business in December 1981. Cambrex is a life sciences company that provides products and services that accelerate and improve the development and commercialization of new and generic therapeutics. The Company primarily supplies its products and services worldwide to innovator and generic pharmaceutical companies. The Company's overall strategy is to: grow its portfolio of custom development projects, especially those in the later stages of the clinical trial process; secure long-term supply agreements to produce active pharmaceutical ingredients (“APIs”) and intermediates for newly approved drug products; expand sales of products and projects based on its proprietary technologies; partner with generic drug companies to grow the Company’s extensive portfolio of generic APIs; and develop, or co-develop with partners, a portfolio of niche generic drug products in finished dosage form. The Company also seeks to demonstrate excellence in regulatory compliance, environmental, health and safety, and customer service. Cambrex has four operating segments, which are manufacturing facilities that have been aggregated as one reportable segment.

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

●	Investment in Manufacturing Capacity: The Company commits significant capital to improving and expanding its manufacturing facilities to meet the ongoing growth in pharmaceutical outsourcing.

Market Overview and Growth Drivers

The Company participates in markets that serve the healthcare industry. Customers include generic drug companies and companies that discover and commercialize small molecule human therapeutics using organic chemistry.

(dollars in thousands, except per share data)

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

Demand for Cambrex products and services is dependent upon some of its customers’ continuing access to financial resources to advance their R&D projects for therapeutic candidates from the laboratory to the clinic, and eventually, to the patient. Healthcare investment comes from a variety of sources. Large pharmaceutical and biotechnology companies spend billions annually on drug discovery and development and billions more are spent by numerous smaller emerging pharmaceutical companies. Macro-economic conditions can have an impact on the availability of funding for the Company’s customers, especially many of the smaller companies that are often dependent upon venture capital and other private sources of funding.

Cambrex assists companies in developing robust processes for the manufacture of clinical and commercial quantities. Product testing, analytical methods and quality processes are integrated into the manufacturing process. Cambrex excels in the manufacture and testing of APIs and drug substances at laboratory, clinical and commercial scale and specializes in scaling up and optimizing manufacturing processes.

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

New drugs are typically patented. When the patent expires, the drug may be manufactured and marketed in its generic form. Growth in the generic drug market is driven by the continuing stream of drug patents that will expire in the future and favorable market forces that encourage the use of generic pharmaceuticals as a more cost effective alternative to higher-priced branded drugs. In the United States, and many countries in Europe, governments and prescription benefit management companies provide incentives for generic substitution to reduce costs. Cambrex manufactures approximately 100 generic APIs, typically in relatively small quantities for use in niche therapeutics. The Company also continuously maintains a portfolio of APIs in development for eventual commercial sale to generic drug companies upon future patent expiration.

The Company recently began developing a portfolio of finished dosage form generic drug products and expects to eventually file Abbreviated New Drug Applications (“ANDAs”) in the U.S. and may make equivalent filings in other countries to market these products. Cambrex will work with formulation development, manufacturing and marketing partners and may fund all or a portion of the expenses necessary to bring these products to market. Given expected development and approval times, the Company does not expect to realize revenues from this initiative until 2019 at the earliest, although this could be sooner if the Company acquires products already being sold commercially.

The market for human therapeutics is regulated by the Food and Drug Administration (“FDA”) in the United States and other similar regulatory agencies throughout the world. These agencies oversee and regulate the development, manufacturing and commercialization processes for APIs and regulated intermediates. Continuous significant investment in facilities, people and training, along with excellent regulatory and quality systems and extensive experience in pharmaceutical fine chemical scale-up and manufacturing are essential to serve the industry and serve as a barrier to entry for potential new competitors.

(dollars in thousands, except per share data)

Competitors from developing markets continually increase their capabilities in drug substance manufacturing and finished dosage form drugs. While overall global demand has been lifted by the rapid growth in certain developing markets, the presence of competitors within these markets, who have lower cost structures and competition in general, have resulted in downward pricing pressure throughout the pharmaceutical supply chain, and especially on generic APIs and early stage development services for clinical phase products. Pricing pressures due to developing market competitors for later stage clinical projects and supply arrangements for patented products has been limited to date, although these pressures may increase as competitors in developing markets improve their quality, regulatory and manufacturing systems to become more acceptable as suppliers to larger pharmaceutical companies. Cambrex regularly sources R&D services, raw materials and certain intermediates from developing market companies.

Development of the Business

          In October 2016, Cambrex purchased 100% of PharmaCore, Inc. a privately-held company located in High Point, NC for $24,275, net of cash. The transaction was structured as a stock purchase. PharmaCore, which has been renamed Cambrex High Point, Inc. (“CHP”), specializes in developing, manufacturing and scaling up small molecule APIs for projects in early clinical phases. With the acquisition of CHP, Cambrex enhances its capabilities and expertise to efficiently develop early clinical phase products and new technologies, and increases the number of potential late stage and commercial products that could be manufactured at Cambrex’s larger manufacturing sites.

          In the fourth quarter of 2015, Cambrex management, with Board authority, committed to a plan to sell Zenara. The immaterial assets and liabilities of Zenara are included in “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities” on the Company’s balance sheet for 2016 and 2015. An arrangement for the sale of Zenara, whereby the Company transferred the assets and liabilities of Zenara to the purchaser, was completed in January 2017. Refer to Notes 8 and 23 to the Company’s consolidated financial statements for further explanation of the sale of Zenara.

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

The Company’s products and services are sold to a diverse group of several hundred customers, with one customer, Gilead Sciences, Inc., accounting for 36.9%, 34.5% and 24.0% of 2016, 2015, and 2014 consolidated sales, respectively. The Company’s products are sold through a combination of direct sales and independent agents. One API, an antiviral product, represented 31.6%, 32.1% and 22.9% of 2016, 2015 and 2014 consolidated sales, respectively.

The following table shows gross sales by geographic area:

	2016	2015	2014

Europe	$321,525	$280,593	$232,894
North America	138,328	127,024	117,477
Asia	17,996	14,024	12,865
Other	13,689	12,215	10,914
Total	$491,538	$433,856	$374,150

(dollars in thousands, except per share data)

Marketing and Distribution

Marketing generally requires significant cooperative effort among a highly trained sales and marketing staff, a scientific staff that can assess the technical fit and estimate manufacturing economics, manufacturing and engineering staff to scale up the chemical process, and business unit management to determine the strategic and operational fit. The process to take a client's project from the clinical trial stage to a commercial, approved therapeutic may take from two to ten years. The Company uses sales agents in those areas where they are deemed to be more effective or economical than direct sales efforts, primarily to access generic API customers in markets outside the U.S. and Western Europe.

Raw Materials

The Company uses a wide array of raw materials in its businesses. For its products, the Company generally will attempt to have a primary and secondary supplier for its critical raw materials. Prices for these raw materials are generally stable, except for the petroleum-based solvents and certain other commodity materials, where prices can vary with market conditions.

Research and Development

The Company's R&D program is designed to increase the Company's competitiveness by improving its technology and developing processes for the manufacture of new products to meet customer requirements. The goals are to grow our portfolio of generic APIs, establish a portfolio of finished dosage form generic drug products, introduce innovative and proprietary products, improve manufacturing processes to reduce costs, improve quality and increase our capabilities to compete for business requiring significant technical expertise. R&D activities are performed at all of the Company's manufacturing facilities. As of December 31, 2016, 174 employees were at least partially involved in R&D activities worldwide.

The Company spent $14,292, $12,540 and $13,075 in 2016, 2015 and 2014, respectively, on R&D efforts.

Patents and Trademarks

The Company has patent protection covering certain products, processes and services. In addition, the Company also relies on know-how and trade secrets (related to many of its manufacturing processes and techniques not generally known to other companies) for developing and maintaining its market position. The Company currently owns 22 issued patents and has 3 patent applications pending in the United States and owns over 180 patents and has over 100 patent applications pending in foreign countries covering various technologies. The Company seeks to protect its proprietary technology and prepares new patent applications as it develops new inventions.

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

(dollars in thousands, except per share data)

Competition

The Company has numerous primary API and advanced intermediate competitors throughout Western Europe and the United States and many more competitors within various product categories the Company serves, including numerous competitors in Asia, Eastern Europe and other low-cost areas. The Company believes that low cost providers have had the impact of driving prices down for many products and services for which the Company competes to provide, especially within the generic API market, and the Company anticipates that it will face ongoing competition from these providers in the future. It is expected that regulatory compliance, product quality, pricing, and logistics will determine the extent of the long term impact of these competitors in the primary markets that the Company serves. If the Company perceives significant competitive risk and a need for technical or financial commitment, it generally attempts to negotiate long term contracts or guarantees from its customers.

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

Known environmental matters that may result in liabilities to the Company and the related estimates and accruals are summarized in Note 21 to the Company’s consolidated financial statements.

The Company’s policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations. The Company believes it is in compliance with such requirements and has adequate professional staff and systems in place to remain in compliance. In some cases, compliance can only be achieved by capital expenditures, and the Company made capital expenditures of $6,081, $2,739 and $3,733 in 2016, 2015 and 2014, respectively, for environmental, safety and health compliance projects. As the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related capital and other expenditures may increase. The Company considers costs for environmental compliance to be a normal cost of doing business and includes such costs in pricing decisions.

Employees

At December 31, 2016, the Company had 1,295 employees worldwide (853 of whom were from international operations) compared with 1,228 employees at December 31, 2015 and 1,117 at December 31, 2014.

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

(dollars in thousands, except per share data)

Export and International Sales

Export sales from the Company’s domestic operations in 2016, 2015 and 2014 amounted to $182,215, $159,048 and $101,101, respectively. Sales from international operations were $220,765, $196,710 and $187,415 in 2016, 2015 and 2014, respectively. Refer to Note 19 to the Company’s consolidated financial statements.

Additional Information

Cambrex Corporation was incorporated as a Delaware corporation in 1981. The Company’s principal office is located at One Meadowlands Plaza, East Rutherford, NJ 07073 and its telephone number is (201) 804-3000.

This Annual Report on Form 10-K, the Company’s Quarterly Reports on Form 10-Q, the Company’s Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Company’s website www.cambrex.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The SEC maintains an internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The most recent certifications by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Annual Report on Form 10-K. The Company also files with the New York Stock Exchange (“NYSE”) the Annual Chief Executive Officer Certification as required by Section 303A.12.(a) of the NYSE Listed Company Manual.

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

Sales to a relatively small number of customers have historically accounted for a significant percentage of the Company’s business. For example, one customer accounted for 36.9% of 2016 consolidated sales. Should this, or any other significant customer renegotiate on terms more favorable to them, or discontinue or significantly decrease their usage of the Company’s products, the loss could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The Company’s customers routinely attempt to reduce costs, including the costs of the Company’s products, as a result of macro-economic trends and various market dynamics specifically affecting the pharmaceuticals industry. Moreover, pricing for pharmaceutical products has come under increasing scrutiny by governments, legislative bodies and enforcement agencies. Such pricing pressures, if passed on to the Company, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

The Company primarily supplies its products and services worldwide to innovator and generic pharmaceutical companies. As a result, the success of the Company depends, in part, on the demand for such pharmaceutical companies’ finished drug product. Any decrease in the number of such companies’ clinical-phase projects could result in a decrease in the number and size of the Company’s supply contracts and have an adverse effect on its financial condition and results of operation. The Company’s success also depends on the continued reliance by such pharmaceutical companies on third-party manufactures for APIs and intermediates used in their drug products. To the extent the Company’s customers, particularly large pharmaceutical companies with established manufacturing expertise, shift to direct manufacturing for certain APIs and intermediates used in their drug products, the Company’s sales could be materially adversely affected.

The Company’s failure to obtain new customer contracts or renew existing contracts may adversely affect its business.

The Company seeks to continually renew existing customer contracts and win new contracts, which subjects the Company to potentially significant pricing pressures. While the Company’s preferred practice is to renegotiate new or extended agreements prior to expiration, in the event the Company is unable to replace these contracts timely or at all, or is forced to accept terms, including pricing terms, less favorable to the Company, the Company’s business, results of operations and financial condition could be materially adversely affected.  In addition, certain of the Company’s long-term contracts may be cancelled or delayed by customers for any reason upon notice.  Multiple cancellations of significant contracts could have a materially adverse effect on the Company’s business.

(dollars in thousands, except per share data)

Failure to obtain raw materials from third-party manufacturers could affect the Company’s ability to manufacture and deliver its products.

The Company relies on third-party manufacturers to supply many of its raw materials and intermediates, which in some instances are supplied from a single source. Prolonged disruptions in the supply of any of the Company’s key raw materials, difficulty implementing replacement materials or new sources of supply, or a significant increase in the prices of raw materials could have a material adverse effect on the Company’s operating results, financial condition or cash flows. In particular, manufacturing problems may occur with these suppliers, and if a supplier provides the Company raw materials or other supplies that are deficient or defective or if a supplier fails to provide the Company with such materials or supplies in a timely manner, the Company may have limited ability to find appropriate substitutes or otherwise meet required specifications and deadlines. Moreover, the Company could experience inventory shortages if it is required to use an alternative supplier on short notice, which also could lead to raw materials being purchased on less favorable terms than the Company has with its regular suppliers. If such problems occur, the Company may not be able to manufacture its products profitably or on time, which could harm the Company’s reputation and have a material adverse effect on the Company’s business.

Failure to obtain sufficient quota from the Drug Enforcement Administration ("DEA") or an inability to renew other licenses, certificate approvals, or permits necessary for the Company’s operations could affect the Company’s ability to manufacture and deliver certain products.

   The Company’s operations are subject to various licenses, certificates, approvals and permits in domestic and foreign jurisdictions. There is no assurance that the Company will be able to renew all licenses, certificates, approvals, and permits upon their expiration or that it will satisfy new requirements for such licenses, certificates, approvals, and permits in the future. Any such event may have an adverse effect on the Company’s business.

   In particular, the starting materials used in several of the Company's products and many of the Company's finished products are controlled substances and are regulated by the DEA. Consequently, their manufacture, shipment (including import and export), storage, sale and use are subject to a high degree of regulation. The DEA limits the manufacturing and distribution of certain starting materials and APIs manufactured by the Company and the Company must regularly apply for quota to obtain and manufacture these substances. As a result of these limitations, the Company may not be able to meet commercial demand for these substances, which could harm its relationship with customers and its reputation. In addition, if the Company’s DEA registration were revoked or suspended, the Company could no longer lawfully possess, manufacture or distribute controlled substances, which could have a material adverse effect on the Company’s business.

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

The Company’s business is subject to the risk of litigation by employees, customers, consumers, suppliers, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. Complex or extended litigation could cause the Company to incur large expenditures and distract its management. The cost to defend current and future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of the Company’s products, regardless of whether the allegations are valid or whether the Company is ultimately found liable. Disputes from time to time with such companies or individuals are not uncommon, and the Company cannot provide assurance that it will always be able to resolve such disputes on terms favorable to the Company. As a result, litigation may adversely affect its business, financial condition and results of operations. In addition, certain contracts with our suppliers and customers contain provisions whereby the Company indemnifies, subject to certain limitations, its counterparty for damages suffered as a result of claims related to use of the Company’s products or facilities and other matters. Claims made under these provisions could be expensive to litigate and could result in significant payments.

Refer to Note 21 to the Company’s consolidated financial statements for a discussion of the Company’s environmental and legal matters.

Incidents related to hazardous materials could adversely affect the Company.

Portions of the Company’s operations require the controlled use of hazardous materials. Although the Company designs and implements safety procedures to comply with the standards prescribed by federal, state, and local regulations, the risk of accidental contamination of property, or injury to individuals caused by these materials, cannot be completely eliminated. In the event of accidental contamination of property or injury to individuals caused by these materials, the Company could be liable for damages and/or be forced to shut down its operations, which could have a materially adverse effect on its business and results of operations.

The Company generates waste that must be transported to approved storage, treatment and disposal facilities. The transportation and disposal of such waste are required to meet applicable state and federal statutes and regulations. The handling of such waste potentially exposes the Company to environmental liability if, in the future, it is determined that the violation of statutes or regulations occurred. For example, the Company is currently a party to several environmental remediation investigations and activities and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. Despite its efforts to comply with applicable environmental laws, the Company may face significant remediation liabilities and additional legal proceedings concerning environmental matters, which could have a material adverse effect on the Company’s business.

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

Refer to Note 21 to the Company’s consolidated financial statements for a discussion of the Company’s environmental and legal matters.

(dollars in thousands, except per share data)

Potential product liability claims, errors and omissions claims in connection with services the Company performs and potential liability under indemnification agreements between the Company and its officers and directors could adversely affect the Company.

The Company manufactures products intended for use by the public. These activities could expose the Company to risk of liability for personal injury or death to persons using such products. The Company seeks to reduce its potential liability through measures such as contractual indemnification provisions with customers (the scope of which may vary by customer, and the performances of which are not secured) and insurance maintained by the customer and its customers. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if the Company’s liability exceeds the amount of applicable insurance or indemnity. In addition, the Company could be held liable for errors and omissions in connection with the services it performs. The Company currently maintains product liability and errors and omissions insurance with respect to these risks. There can be no assurance, however, that the Company’s insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to the Company.

The Company also indemnifies its officers and directors for certain events or occurrences while the officer or director was serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Although the Company has a director and officer insurance policy that covers a portion of any potential exposure, the Company could be materially adversely affected if it were required to pay damages or incur legal costs in connection with a claim above such insurance limits.

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

The Company depends on its ability to attract and retain qualified scientific and technical employees as well as a number of key executives. These employees may voluntarily terminate their employment with the Company at any time. There can be no assurance that the Company will be able to retain key personnel, or to attract and retain additional qualified employees. The Company does not maintain key-man or similar policies covering any of its senior management or key personnel. The Company’s inability to attract and retain key personnel would have a material adverse effect on the Company’s business.

(dollars in thousands, except per share data)

The Company has made and continues to make significant capital investments in its facilities to meet its potential future needs and, as a result, the Company depends on the success of attracting new and retaining existing customers’ business.

The Company has made and continues to make substantial investments in all of its manufacturing facilities. As a result, the Company’s fixed costs have increased. If the Company is not able to utilize the facilities to capacity, its margins could be adversely affected.

The Company continues to expand its large-scale manufacturing capacity to support expected growth in the business. There can be no assurance that sales volumes will be sufficient to ensure the economical operation of this expanded capacity, in which case, the Company’s results of operations could be adversely affected.

Disruption or instability in global markets could have a material adverse effect on the Company’s business, financial condition and results of operations.

The U.S. and global capital markets have experienced periods of disruption during which general economic conditions have deteriorated with adverse consequences for the broader financial and credit markets and during which the availability of debt and equity capital for the market as a whole was reduced significantly. Any future reduction in the availability of debt or equity capital could adversely affect the ability of the Company’s customers to obtain financing for product development and could result in a decrease in, or cancellation of, orders for the Company’s products as well as impact the ability of the Company’s customers to make payments. While the Company believes that cash flows from operations and funds available under its revolving credit facility will be adequate to meet the operational and debt servicing needs of the Company, such disruptions could impact the Company’s cash flows and the availability of funds under its revolving credit facility, if, for instance, one or more of the participant banks were to fail, in which case the Company’s business may be materially adversely affected.

If the Company acquires other businesses, it may be harmed by difficulties in integration and employee retention, unidentified liabilities of the acquired businesses, or obligations incurred in connection with financing the acquisition.

In the course of the Company’s business, the Company selectively pursues complementary acquisitions, such as the acquisition of PharmaCore, Inc. in October 2016, that involve known and unknown risks that could adversely affect the Company’s future revenues and operating results. For example:

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

(dollars in thousands, except per share data)

Any indemnities or warranties obtained in connection with such acquisitions may not fully cover the actual liabilities the Company incurs due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor or other reasons.

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

In addition, if the Company makes one or more significant acquisitions in which the consideration includes equity shares or other securities or additional capital is raised through equity financings, equity interests in the Company may be significantly diluted and may result in a dilution of earnings per share. If the Company makes one or more significant acquisitions in which the consideration includes cash, it may be required to use a substantial portion of its available cash or incur a significant amount of debt or otherwise arrange additional funds to complete the acquisition, which may result in reduced liquidity, a decrease in its net income and a consequential reduction in its earnings per share.

The Company’s liquidity, business, financial condition, results of operations and cash flows could be materially and adversely affected if the financial institutions which hold its funds fail.

The Company has significant funds held in bank deposits, money market funds and other accounts at certain financial institutions.  A significant portion of the funds held in these accounts exceed insurable limits.  In the normal course of business, the Company maintains cash balances with European Union banks up to the equivalent of $10,000. The Company routinely monitors the risks associated with these institutions and diversifies its exposure by maintaining smaller balances with multiple financial institutions. If any of the financial institutions where the Company has deposited funds were to fail, the Company may lose some or all of its deposited funds. Such a loss could have a material adverse effect on the Company’s liquidity, business, financial condition, results of operations and cash flows.

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

(dollars in thousands, except per share data)

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

As a result of the Company’s substantial international operations, a significant portion of the Company’s business is conducted in currencies other than the U.S. dollar, which is its reporting currency. The Company recognizes foreign currency gains or losses arising from its operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which the Company does business, primarily the euro and the Swedish krona, have caused, and will continue to cause, foreign currency transaction gains and losses. The Company cannot predict the effects of exchange rate fluctuations upon its future operating results because of the number of currencies involved, the variability of currency exposures, and the potential volatility of currency exchange rates. The Company periodically engages in foreign exchange transactions to mitigate the impact of this volatility on its operations, but its strategies are short-term in nature and may not adequately protect its operating results from the full effects of exchange rate fluctuations.

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

The Company’s revenue and operating results can fluctuate on a quarterly basis. The operating results for a particular quarter may be higher or lower than expected as a result of a number of factors, including, but not limited to, the timing of contracts; the delay, cancellation or acceleration of a contract; seasonal slowdowns in different parts of the world; the timing of accounts receivable collections; pension contributions; changes in government regulations; and changes in exchange rates against the U.S. dollar. Because a high percentage of the Company’s costs are relatively fixed in the short term, such as the cost of maintaining facilities and compensating employees, any one of these factors could have a significant impact on the Company’s quarterly results. In some quarters, the Company’s revenue and operating results may be significantly lower than or higher than the expectations of securities analysts and investors due to any of the factors described above. Because of these fluctuations, results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

(dollars in thousands, except per share data)

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

If a third party makes a claim to an intellectual property right to technology the Company uses, the Company may need to discontinue an important product or product line, alter its products and processes, defend its right to use such technology in court or pay license fees. Although the Company may, under these circumstances, attempt to obtain a license to such intellectual property, it may not be able to do so on favorable terms, or at all. Additionally, if the Company’s products are found to infringe on a third party’s intellectual property, the Company may be required to pay damages for past infringement, and lose the ability to sell certain products or receive licensing revenues.

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

The Company is engaged in a multi-year implementation of a global enterprise resource planning system (“ERP”). The ERP is designed to accurately maintain the Company’s books and records and provide information important to the operation of the business to the Company’s management team. The Company’s ERP will continue to require significant investment of human and financial resources. In implementing the ERP, the Company may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect the Company’s ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate its business. Any issues with implementation could also cause the Company to fail to timely or accurately report its financial results. While the Company has invested significant resources in planning and project management, significant implementation issues may arise.

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

As a matter of course, the Company is regularly audited by federal, state, and foreign tax authorities. From time to time, these audits result in proposed assessments. In recent years, the Company utilized significant tax attributes such as domestic federal foreign tax credits to reduce U.S. cash taxes. While the Company believes that it has adequately provided for any taxes related to these items, and taxes related to all other aspects of its business, any such assessments or future settlements may be materially different than it has provided. Refer to Note 11 to the Company’s consolidated financial statements for a discussion of the Company’s income taxes.

The Company has deferred tax assets that it may not be able to use under certain circumstances.

If the Company is unable to generate future taxable income of sufficient amounts and type in certain jurisdictions, or if there is a significant change in tax rates or the time period within which taxable income is recognized, the Company could be required to increase its valuation allowances against its deferred tax assets resulting in an increase in its recorded tax expense and a potential adverse impact on future results. Additionally, the Company has domestic federal deferred tax assets of approximately $13,000 which were recorded at the U.S. tax rate of 35%. If the U.S. were to enact a lower corporate tax rate as part of corporate tax reform, the revaluation of these deferred tax assets could result in a significant non-cash charge.

Low investment performance by the Company’s defined benefit pension plan assets or other events including changes in regulations or actuarial assumptions may increase the Company’s pension expense, and may require the Company to fund a larger portion of its pension obligations, thus diverting funds from other potential uses.

The Company sponsors a defined benefit pension plan, frozen in 2007, that covers certain eligible employees. The Company’s pension expense and required contributions to the pension plan are directly affected by changes in interest rates, the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets, and the actuarial assumptions used to measure the defined benefit pension plan obligations. If plan assets perform below the assumed rate of return used to determine pension expense, future pension expense will increase. The proportion of pension assets to liabilities, which is called the funded status, determines the level of contribution to the plan that is required by law. Changes in the plan’s funded status related to the value of assets or liabilities could increase the amount required to be funded. The Company cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase the Company’s pension funding obligations, diverting funds from other potential uses.

(dollars in thousands, except per share data)

Any significant change in government regulation of the drug development process could have a material adverse effect on the Company.

The manufacturing of pharmaceutical products is subject to extensive regulation by governmental authorities, including the FDA, the European Medicines Agency and comparable regulatory authorities in other countries. The process of obtaining regulatory approval to produce and market pharmaceutical products is rigorous, time-consuming, costly, and often unpredictable. Any modifications to these regulations could have a material adverse effect on the Company’s business. If regulations become more stringent, the Company may be unable to obtain requisite regulatory approvals on a timely basis for marketing and production of products. Conversely, any significant reduction in the scope of regulatory requirements or the introduction of simplified drug approval procedures could reduce barriers to entry and increase competition for the Company’s products.

Healthcare legislative reform measures could have a material adverse effect on the Company.

The continuing increase in expenditures for healthcare has been the subject of considerable government attention almost everywhere the Company does business. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or together, the Affordable Care Act, was passed in the United States, which substantially changed the way healthcare is financed by both governmental and private insurers, significantly impacting the U.S. pharmaceutical industry. There have been judicial and congressional challenges to certain aspects of the Affordable Care Act, and the Company expects there will be additional challenges and amendments in the future, particularly in light of the change in administration following the 2016 U.S. presidential election. In addition, there has been heightened governmental scrutiny in the United States recently over the manner in which drug manufacturers set prices for their marketed products. As a result, the Company expects that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement. Such cost containment measures in the United States, or similar measures in the other countries in which the Company does business, could place additional downward pressure on the prices that the Company receives for its products and adversely affect the Company’s ability to sell its products.

Failure to comply with current Good Manufacturing Practices (“cGMP”) and other government regulations, as well as delays in obtaining regulatory approval by the Company or its customers could have a material adverse effect on the Company.

All facilities and manufacturing techniques used for manufacturing products for clinical use or for commercial sale in the U.S. must be operated in conformity with cGMP regulations as required by the FDA and other comparable regulatory authorities in other countries, and for certain products, the DEA. The Company’s facilities are subject to periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products. A finding that the Company has materially violated these requirements could result in regulatory sanctions including, but not limited to, the regulatory agencies withholding approval of new drug applications or supplements and the denial of product entry into the U.S., or other countries, of products manufactured at non-compliant facilities, the loss of a customer contract, the disqualification of data for client submissions to regulatory authorities and a mandated closing of the Company’s facilities. Any such violations would have a material adverse effect on the Company’s business. The Company’s customers are typically subject to the same, or similar regulations and any such violations or other actions by regulatory agencies, including, but not limited to, plant shutdowns or product recalls that eliminate or reduce the Company’s sale of its products or services could negatively impact the Company’s business. In addition, the submission of new products to regulatory authorities for approval by the Company or its customers does not guarantee that approval to market the product will be granted. Each authority may impose its own requirements or delay or refuse to grant approval to the Company or customer even when the product has already been approved in another country. Products that have already been approved can be removed from the market by regulatory agencies for numerous reasons.

Item 1B     Unresolved Staff Comments.

None.

(dollars in thousands, except per share data)

Item 2	Properties.

Set forth below is information relating to manufacturing facilities owned by the Company as of December 31, 2016:

Operating
Location	Acreage	Subsidiary	Primary Product Lines Manufactured
Charles City, Iowa	57 acres	Cambrex	APIs and Pharmaceutical Intermediates
Charles City, Inc.

Karlskoga, Sweden	42 acres	Cambrex	APIs and Pharmaceutical Intermediates
Karlskoga AB

Paullo (Milan), Italy	12 acres	Cambrex	APIs and Pharmaceutical Intermediates
Profarmaco Milano S.r.l.

Item 3	Legal Proceedings.

See "Environmental and Safety Regulations and Proceedings" under Item 1 and Note 21 to the Company’s consolidated financial statements with respect to various proceedings involving the Company in connection with environmental matters. The Company is party to a number of other proceedings also discussed in Note 21 to the Company’s consolidated financial statements.

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

The Company’s common stock, $0.10 par value, is listed on the NYSE under the symbol CBM. The following table sets forth the closing high and low sales price of the common stock as reported on the NYSE:

2016	High	Low

First Quarter	$44.57	$31.12
Second Quarter	52.90	42.55
Third Quarter	58.85	42.83
Fourth Quarter	54.85	38.85

2015	High	Low

First Quarter	$39.63	$21.34
Second Quarter	46.24	35.71
Third Quarter	53.82	39.57
Fourth Quarter	53.63	40.38

As of January 24, 2017, there were approximately 21,599 beneficial holders of the outstanding common stock of the Company.

The Company does not anticipate paying cash dividends in the foreseeable future. There were no cash dividends paid on our common stock during the past three fiscal years.

2016 Equity Compensation Table

The following table provides information as of December 31, 2016 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

	Column (a)	Column (b)	Column (c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,519,338	$25.22	1,366,025

(dollars in thousands, except per share data)

Comparison of Five-Year Cumulative Total Returns

The comparative stock performance graph below compares the five-year cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2011, to the close of the last trading day of 2016, in each of (i) Cambrex common stock, (ii) the S&P 500 Index and (iii) an index of the Company’s peer group. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Total Return
$800
$700
$600
$500
$400
$300
$200
$100
$0
2011
2012
2013
2014
2015
2016
Cambrex Corporation
S&P 500 Index
Peer Group

The Company’s commercial activities are focused on manufacturing and marketing to customers concentrated in the Life Sciences Industry (including pharmaceutical chemicals and intermediates). Although the Company’s products are diverse, the Company believes that an index of its peer group based on its GICS code is a reasonable comparison group for the commercial activities on which it currently focuses. The peer group is for S&P GICS code 352030, Life Sciences Tools & Services, and is comprised of 48 companies as of December 31, 2016.

(dollars in thousands, except per share data)

Item 6	Selected Financial Data.

The following selected consolidated financial data of the Company for each of the five years in the period through December 31, 2016 are derived from the audited financial statements. The consolidated financial statements of the Company as of December 31, 2016 and 2015 and for each of the years in the three year period ended December 31, 2016 and the reports of the independent registered public accounting firm are included elsewhere in this annual report. The data presented below should be read in conjunction with the financial statements of the Company, the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere.

	Years Ended December 31,
	2016(1)	2015(2)	2014(3)	2013(4)	2012(5)
INCOME DATA:
Gross sales	$491,538	$433,856	$374,150	$317,212	$277,931
Net revenues	490,644	433,326	374,613	318,176	276,501
Gross profit	204,225	176,965	123,798	102,904	90,487
Selling, general and administrative expenses	60,422	57,867	52,489	47,568	45,248
Research and development expenses	14,292	12,540	13,075	10,387	9,544
Restructuring expenses	1,158	15,573	-	-	-
Loss on voluntary pension settlement	-	-	7,170	-	-
Gain on sale of asset	-	-	(1,234)	(4,680)	-
Operating profit	128,353	90,985	52,298	49,629	35,695
Interest expense, net	717	1,699	2,174	2,242	2,439
Equity in losses of partially-owned affiliates	-	-	4,623	2,262	1,766
Other expenses/(income), net	97	(279)	(5)	118	122
Income before income taxes	127,539	89,565	45,506	45,007	31,368
Provision/(benefit) for income taxes	40,214	32,389	(12,627)	14,732	(31,861)
Income from continuing operations	87,325	57,176	58,133	30,275	63,229
(Loss)/income from discontinued operations, net of tax	(5,647)	41	(830)	(4,360)	(926)
Net income	81,678	57,217	57,303	25,915	62,303

EARNINGS PER SHARE DATA:
Earnings/(loss) per common share (basic):
Income from continuing operations	$2.72	$1.82	$1.89	$1.00	$2.13
(Loss)/income from discontinued operations, net of tax	$(0.17)	$0.00	$(0.03)	$(0.14)	$(0.03)
Net income	$2.55	$1.82	$1.86	$0.86	$2.10
Earnings/(loss) per common share (diluted):
Income from continuing operations	$2.65	$1.76	$1.84	$0.98	$2.09
(Loss)/income from discontinued operations, net of tax	$(0.17)	$0.00	$(0.03)	$(0.14)	$(0.03)
Net income	$2.48	$1.76	$1.81	$0.84	$2.06
Weighted average shares outstanding (in thousands):
Basic	32,086	31,420	30,763	30,150	29,703
Diluted	32,969	32,555	31,643	30,901	30,314

BALANCE SHEET DATA: (at end of period)
Working capital	$227,193	$129,477	$125,172	$102,513	$60,018
Total assets	611,865	505,539	486,587	458,037	385,731
Long-term debt	-	-	60,000	79,250	64,000
Total stockholders' equity	405,427	310,835	251,226	210,220	163,297

(dollars in thousands, except per share data)

(1)

Income from continuing operations includes restructuring expenses of $1,158 related to the decision to sell the finished dosage form facility in Hyderabad, India. Loss from discontinued operations includes pre-tax expense of $8,777, reduced by a tax benefit of $3,130, for environmental remediation related to sites of divested businesses.

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

(5)     Income from continuing operations includes the release of a valuation allowance on domestic deferred tax assets of $36,287 and the impact on deferred taxes of a statutory rate change of $1,328. Loss from discontinued operations includes pre-tax charges of $1,425, reduced for a tax benefit of $499, for environmental remediation related to sites of divested businesses.

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

The Company’s business primarily consists of four manufacturing facilities. These facilities mainly manufacture APIs, pharmaceutical intermediates and, to a lesser extent, other fine chemicals.

The following significant events, which are explained in detail on the following pages, occurred during 2016:

●	Gross sales in 2016 increased 13.3% to $491,538 from $433,856 in 2015. The impact from foreign currency exchange was negligible.

●	Operating profit increased 41.1% to $128,353 from $90,985 in 2015. Excluding Zenara related restructuring charges in 2016 and 2015, operating profit increased 21.5%.

●	The 2016 net cash balance was $74,141, an improvement of $60,167, compared to $13,974 in 2015.

●	The Company purchased 100% of PharmaCore, Inc. (“CHP”) a privately-held company located in High Point, NC for $24,275, net of cash.

●	Restructuring charges of $1,158 related to classifying Zenara as held for sale.

Gross sales in 2016 of $491,538 were $57,682 or 13.3% higher than 2015. The impact of foreign currency was negligible. The increase is a result of higher volumes (17.5%) partially offset by lower pricing (4.2%). The volume increase was primarily due to higher sales of certain branded APIs, controlled substances and clinical phase products. The price decline was due to a combination of tiered pricing arrangements where unit prices decline as volumes increase, contractual agreements and negotiated market based price adjustments for certain products. The acquisition of CHP contributed $4,648 to gross sales.

(dollars in thousands, except per share data)

Gross margins increased to 41.5% in 2016 compared to 40.8% in 2015. Current year gross margins included a 0.6% favorable impact from foreign currency versus 2015. Margins were positively impacted by higher production volumes that drove plant efficiencies and favorable product mix. These impacts were partially offset by lower pricing.

The Company reported income from continuing operations of $87,325, or $2.65 per diluted share in 2016, compared to $57,176 or $1.76 per diluted share in 2015. Excluding restructuring charges of $15,573 and a related tax benefit of $1,464 (discussed below), income from continuing operations was $71,285 in 2015.

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

The review of the carrying value of goodwill is conducted annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. The Company first performs a qualitative assessment to test goodwill for impairment. If, after performing the qualitative assessment, the Company concludes that it is more likely than not that the fair value of the reporting units is less than its carrying value, the two-step process would be utilized. In the first step, the fair value of the reporting units is determined using a discounted cash flow model and compared to the carrying value. If such analysis indicates that impairment may exist, the Company then estimates the fair value of the other assets and liabilities utilizing appraisals and discounted cash flow analyses to calculate an impairment charge.

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

The Company has provided a valuation allowance against state NOLs, state tax credits, state deferred tax assets and foreign NOLs. It is possible that changes in the assessment could result in the release of valuation allowance attributable to these items in the future, or the establishment of a valuation allowance against certain deferred tax assets for which the Company has no current reserves. The Company’s accounting for deferred taxes represents management’s best estimate of those future events. Changes in current estimates, due to unanticipated events, could have a material impact on the Company’s financial condition and results of operations.

The Company accounts for uncertain tax positions by applying the more likely than not threshold to recognition and de-recognition. Tax benefits from uncertain tax positions are recognized if it is more likely than not that the tax position will be sustained upon examination by taxing authorities with full knowledge of all relevant information, based on the technical merits of the position. The calculation of uncertain tax positions involves significant judgment in applying complex tax laws, and resolution of these matters in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and results of operations.

Environmental and Litigation Contingencies

The Company periodically assesses the potential liabilities related to any lawsuits or claims brought against it. See Note 21 to the Company’s consolidated financial statements for a discussion of the Company’s current environmental and litigation matters, reserves recorded and its position with respect to any related uncertainties. While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that the Company will incur an expense related to a settlement for such matters and whether a reasonable estimation of such probable loss, if any, can be made. If probable and estimable, the Company accrues for the costs of investigation, remediation, settlements and legal fees. Given the inherent uncertainty related to the eventual outcome of litigation and environmental matters, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions that the Company may have made with respect to their resolution from time to time.

(dollars in thousands, except per share data)

Employee Benefit Plans

The Company provides a range of benefits to certain employees and retired employees, including pension benefits under a plan that was frozen in 2007. The Company records annual amounts relating to these plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return and turnover rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of the modifications is generally recorded and amortized over future periods. The Company believes that the assumptions utilized for recording obligations under its plans are reasonable.

The discount rate used to measure pension liabilities and costs is selected by projecting cash flows associated with plan obligations which are matched to a yield curve of high quality bonds. The Company then selects the single rate that produces the same present value as if each cash flow were discounted by the corresponding spot rate on the yield curve.

Results of Operations

2016 Compared to 2015

Gross sales in 2016 of $491,538 were $57,682 or 13.3% higher than 2015. The impact of foreign currency was negligible. The increase is a result of higher volumes (17.5%) partially offset by lower pricing (4.2%). The volume increase was primarily due to higher sales of certain branded APIs, controlled substances and clinical phase products. The price decline was due to a combination of tiered pricing arrangements where unit prices decline as volumes increase, contractual agreements and negotiated market based price adjustments for certain products. The acquisition of CHP contributed $4,648 to gross sales.

The Company’s products and services are sold to a diverse group of several hundred customers, with one customer accounting for 36.9% and 34.5% of 2016 and 2015 consolidated sales, respectively. The Company’s products are sold through a combination of direct sales and independent agents. One API, an antiviral product, represented 31.6% and 32.1% of 2016 and 2015 consolidated sales, respectively.

Gross profit in 2016 was $204,225 compared to $176,965 in 2015. Gross margins increased to 41.5% in 2016 compared to 40.8% in 2015. The 2016 gross margins included a 0.6% favorable impact from foreign currency versus 2015. Margins were positively impacted by higher production volumes that drove plant efficiencies and favorable product mix. These impacts were partially offset by lower pricing.

Selling, general and administrative (“SG&A”) expenses were $60,422, or 12.3% of gross sales in 2016, compared to $57,867, or 13.3%, in 2015. The increase in administrative expenses is mainly due to higher performance share expense (approximately $1,200), the addition of CHP (approximately $1,200) and higher personnel costs (approximately $1,000). Sales and marketing expenses were also higher (approximately $1,100) mainly as a result of adding additional sales associates and the Cambrex rebranding. Higher costs were partially offset by lower recruiting/relocation expenses (approximately $1,500).

Research and development (“R&D) expenses were $14,292, or 2.9% of gross sales in 2016, compared to $12,540, or 2.9%, of gross sales in 2015. The increase is primarily due to higher personnel expenses (approximately $2,000).

Restructuring expenses relate to the decision to sell Zenara, which was classified as held for sale at December 31, 2015. Charges include the write off of goodwill and an amortizable intangible asset as well as adjusting Zenara’s assets and liabilities to reflect fair value. These charges totaled $1,158 in 2016 and $15,573 in 2015, the majority of which are non-cash expenses. See Notes 8 and 23 to the Company’s consolidated financial statements for an explanation of the sale of Zenara.

(dollars in thousands, except per share data)

Operating profit was $128,353 in 2016 compared to $90,985 in 2015. The increase in operating profit is primarily due to higher gross profit and lower restructuring expenses partially offset by higher SG&A and R&D expenses.

Net interest expense was $717 in 2016 compared to $1,699 in 2015. The decrease in net interest expense is the result of paying off the Company’s debt in early 2016. The average interest rate on debt was 1.9% in 2016 versus 2.3% in 2015.

The Company recorded tax expense of $40,214 in 2016, resulting in an effective tax rate of 31.5%, compared to $32,389 and 36.2% in 2015. Excluding the effects of the Zenara restructuring charges of $15,573 and the related tax benefit of $1,464, the effective tax rate was 32.2% in 2015.

Income from continuing operations in 2016 was $87,325 or $2.65 per diluted share, versus $57,176, or $1.76 per diluted share in 2015.

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

(dollars in thousands, except per share data)

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

Liquidity and Capital Resources

During 2016, cash flows from operations provided $123,278, compared to $83,606 in the same period a year ago. The increase in cash flows from operations in 2016 compared to 2015 was largely due to higher net income after adjusting for non-cash items as well as an advance payment of $39,000, partially offset by increased inventory levels to support sales growth in 2017 and higher accounts receivable.

Cash flows used in investing activities in 2016 of $73,976 reflects cash flows related to capital expenditures of $49,714 and the acquisition of CHP for $24,275. Capital expenditures in 2016 and 2015 primarily expanded the Company’s manufacturing capacity to support expected growth.

Cash flows used in financing activities in 2016 of $17,296 mainly reflects the pay down of the Company’s debt partially offset by proceeds from stock options exercised. Net cash increased $60,167 during 2016 to a net cash balance of $74,141.

In May 2016, the Company entered into a $500,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”) which expires in May 2021. The Company pays interest on this Credit Facility at LIBOR plus 1.25% - 2.00% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios. The Company was in compliance with all financial covenants at December 31, 2016.

The 2016 and 2015 weighted average interest rates for long-term bank debt were 1.9% and 2.3%, respectively.

For 2017, capital expenditures are expected to be approximately $70,000 to $75,000.

(dollars in thousands, except per share data)

Contractual Obligations

At December 31, 2016, the Company’s contractual obligations with initial or remaining terms in excess of one year were as follows:

	Total	2017	2018	2019	2020	2021	2022+

Operating leases	$6,757	$2,269	$1,191	$779	$578	$575	$1,365
Purchase obligations	5,831	5,831	-	-	-	-	-
Contractual cash obligations	$12,588	$8,100	$1,191	$779	$578	$575	$1,365

In addition to the contractual obligations listed above, the Company expects to contribute $1,585 in cash to its U.S. defined-benefit pension plan in 2017. It is possible that higher pension contributions could be required in 2018 and beyond. For the unfunded SERP, the Company expects to make annual benefit payments of approximately $600 in 2017 and 2018. For the unfunded international pension plan, the Company expects to make annual benefit payments of approximately $700 in 2017 and 2018, and approximately $800 for 2019 through 2021. See Note 18 to the Company’s consolidated financial statements for details on the Company’s unfunded balance related to its pension plans. Also not included in the table above is $2,233 of uncertain tax positions due to uncertainties surrounding the timing of the obligation. See Note 11 to the Company’s consolidated financial statements for details on the Company’s tax positions. The Company may be required to make cash payments to remediate certain environmental sites at unknown future periods as discussed in Note 21 to the Company’s consolidated financial statements.

See Notes 12, 18, 20 and 21 to the Company’s consolidated financial statements for additional information regarding the Company’s debt, pension plans, and other commitments.

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

Market Risks

Currency Risk Management

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by international operations which are primarily denominated in the U.S. dollar, euro and Swedish krona. The Company may use foreign currency exchange forward contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The notional amount of the contracts outstanding as of December 31, 2016 was $20,896. The foreign exchange contracts have varying maturities with none exceeding twelve months.

With respect to the contracts outstanding at December 31, 2016, a 10% fluctuation of the local currency over a one-year period would cause approximately $2,102 pre-tax earnings to be at risk. These calculations do not include the impact of exchange gains or losses on the underlying positions that would offset the gains and losses of the derivative instrument.

(dollars in thousands, except per share data)

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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. At December 31, 2016, these reserves were $16,703, of which $15,441 is included in “Other non-current liabilities” on the Company’s balance sheet. At December 31, 2015, the reserves were $8,329, of which $7,498 is included in “Other non-current liabilities” on the Company’s balance sheet. The increase in the reserves includes adjustments to reserves of $9,994, partially offset by payments of $1,620. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

(dollars in thousands, except per share data)

Bayonne

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act. The Company intends to continue implementing a sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program. The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs. New remedial requirements were identified during 2016, and site investigation continues. As of December 31, 2016, the Company’s reserve was $502.

Clifton and Carlstadt

The Company has implemented a sampling and pilot program in Clifton and Carlstadt, New Jersey pursuant to the NJDEP private oversight program. The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs, and the Company continues to move forward with the projects at each site in accordance with the established schedules and work plans. As of December 31, 2016, the Company’s reserve was $2,024.

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

The scope of remedial activities in the initial interim remedy is currently being developed and based upon preliminary cost estimates, the Company recorded a pretax expense of $7,517 ($4,886 after tax), net of assumed insurance coverage, in the third and fourth quarters of 2016. The estimated costs for the initial interim remedy will be further developed over the next several months and the Company’s accrual may change based upon the final remedy selected and revisions to cost estimates. At this time it is not known when the costs for the complete remediation plan will be estimable, and as such, no accrual beyond the initial interim remedy has been recorded. The Company’s share has been preliminarily estimated by the PRP group at 2.4%. While the Company will defend its position that its share should be reduced from the current level, its share could be increased or decreased depending on the outcome of the final allocation process that will take place in future periods.

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

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986. The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA. The PRPs will continue implementing the ground water remediation at the site. In 2016, the Company reserved $370 for additional USEPA oversight expenses. As of December 31, 2016, the Company’s reserve was $692 to cover long-term ground water monitoring and related costs.

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

Site clean-up work under the 1997 ROD, the Consent Decree and the 2013 stipulation is ongoing and is being jointly performed by Pfizer and the Company, with NYSDEC oversight. Since 2014, Pfizer and the Company have performed supplemental remedial investigation measures requested by the NYSDEC, and the findings have been submitted to NYSDEC in various reports, including a study evaluating the feasibility of certain remedial alternatives in August 2016. By letter dated January 5, 2017, NYSDEC disapproved such feasibility study report and requested certain revisions to the report. The Company and Pfizer intend to make a timely response to the disapproval. As it is too soon to determine whether these reports and remedial plans, when finalized, will result in any significant changes to the Company’s responsibilities, no change to the reserve has been made. ELT Harriman, LLC ("ELT"), the current owner of the Harriman site, is conducting other investigation and remediation activities under a separate NYSDEC directive.

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC. The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000. As of December 31, 2016, the Company’s reserve was $3,515. At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

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

(dollars in thousands, except per share data)

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs. The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary. The PRPs are in the process of implementing a final remedy at the site. The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). While the Company continues to dispute the methodology used by the PRP group to arrive at its interim allocation for cash contributions, the Company paid the funding requests in 2010 and 2014-2015. A final allocation of SCP Site costs (excluding Berry’s Creek costs) is expected to be finalized in 2017. As of December 31, 2016, the Company’s reserve was $883, of which approximately $565 is expected to be covered by insurance.

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

(dollars in thousands, except per share data)

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

Additionally, as permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's, director's or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that covers a portion of any potential exposure. The Company currently believes the estimated fair value of its indemnification agreements is not material based on currently available information, and as such, the Company had no liabilities recorded for these agreements as of December 31, 2016.

The Company's subsidiaries are party to a number of other proceedings that are not considered material at this time.

Impact of Recent Accounting Pronouncements

Please refer to Note 3 to the Company’s consolidated financial statements for a discussion on recently issued accounting pronouncements.

(dollars in thousands, except per share data)

Item 7A	Quantitative and Qualitative Disclosures about Market Risk.

The information required in this section can be found in the “Market Risks” section of Item 7 on page 30 of this Form 10-K.

Item 8	Financial Statements and Supplementary Data.

The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

Page Number (in this Report)
Reports of Independent Registered Public Accounting Firm	37
Consolidated Balance Sheets as of December 31, 2016 and 2015	39
Consolidated Income Statements for the Years Ended December 31, 2016, 2015 and 2014	40
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014	41
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2016, 2015 and 2014	42
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	43
Notes to Consolidated Financial Statements	44
Selected Quarterly Financial and Supplementary Data (unaudited)	75

The financial statement schedules are filed pursuant to Item 15 of this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cambrex Corporation,

We have audited the accompanying consolidated balance sheets of Cambrex Corporation as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambrex Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cambrex Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 3, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Woodbridge, NJ

February 3, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cambrex Corporation,

We have audited Cambrex Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cambrex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cambrex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cambrex Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 3, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA LLP

Woodbridge, NJ

February 3, 2017

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$74,141	$43,974
Trade receivables, less allowances of $341 and $304 at respective dates	110,622	90,920
Other receivables	6,748	7,278
Inventories, net	123,184	109,920
Prepaid expenses and other current assets	7,960	7,187
Total current assets	322,655	259,279
Property, plant and equipment, net	217,092	186,487
Goodwill	40,323	32,063
Intangible assets, net	14,800	6,691
Deferred income taxes	13,061	19,259
Other non-current assets	3,934	1,760
Total assets	$611,865	$505,539

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,873	$39,257
Deferred revenue and advance payments	7,506	16,298
Taxes payable	9,469	8,471
Accrued expenses and other current liabilities	35,614	35,776
Short-term debt	-	30,000
Total current liabilities	95,462	129,802
Advance payments	39,000	-
Deferred income taxes	6,921	7,735
Accrued pension benefits	43,109	42,661
Other non-current liabilities	21,946	14,506
Total liabilities	206,438	194,704
Commitments and contingencies (see Notes 20 and 21)
Stockholders' equity:
Common Stock, $.10 par value; authorized 100,000,000 issued 33,927,595 and 33,528,915 shares at respective dates	3,393	3,353
Additional paid-in capital	153,681	131,980
Retained earnings	327,376	245,698
Treasury stock, at cost, 1,583,909 and 1,729,727 shares at respective dates	(13,503)	(14,747)
Accumulated other comprehensive loss	(65,520)	(55,449)
Total stockholders' equity	405,427	310,835
Total liabilities and stockholders' equity	$611,865	$505,539

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(dollars in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014

Gross Sales	$491,538	$433,856	$374,150
Commissions, allowances and rebates	2,369	1,949	2,306
Net sales	489,169	431,907	371,844
Other revenue, net	1,475	1,419	2,769
Net revenues	490,644	433,326	374,613
Cost of goods sold	286,419	256,361	250,815
Gross profit	204,225	176,965	123,798

Selling, general and administrative expenses	60,422	57,867	52,489
Research and development expenses	14,292	12,540	13,075
Restructuring expenses	1,158	15,573	-
Operating expenses	75,872	85,980	65,564

Loss on voluntary pension settlement	-	-	7,170
Gain on sale of asset	-	-	(1,234)

Operating profit	128,353	90,985	52,298
Other expenses/(income)
Interest expense, net	717	1,699	2,174
Equity in losses of partially-owned affiliates	-	-	4,623
Other expenses/(income), net	97	(279)	(5)
Income before income taxes	127,539	89,565	45,506
Provision/(benefit) for income taxes	40,214	32,389	(12,627)
Income from continuing operations	87,325	57,176	58,133
(Loss)/income from discontinued operations, net of tax	(5,647)	41	(830)
Net income	$81,678	$57,217	$57,303

Basic earnings per share
Income from continuing operations	$2.72	$1.82	$1.89
(Loss)/income from discontinued operations, net of tax	$(0.17)	$0.00	$(0.03)
Net income	$2.55	$1.82	$1.86

Diluted earnings per share
Income from continuing operations	$2.65	$1.76	$1.84
(Loss)/income from discontinued operations, net of tax	$(0.17)	$0.00	$(0.03)
Net income	$2.48	$1.76	$1.81

Weighted average shares outstanding:
Basic weighted average shares outstanding	32,086	31,420	30,763
Effect of dilutive stock based compensation	883	1,135	880
Diluted weighted average shares outstanding	32,969	32,555	31,643

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Years Ended December 31,
	2016	2015	2014

Net income	$81,678	$57,217	$57,303

Foreign currency translation adjustments:
Foreign currency translation adjustments during the period	(8,481)	(16,424)	(25,800)
Reclassification adjustments for losses included in net income	71	1,954	4,400

Interest rate swap agreement:
Unrealized net losses	-	(30)	(152)
Reclassification adjustments for losses included in net income	-	333	465
Income taxes	-	(110)	(109)

Pension plans:
Actuarial (loss)/gain
Actuarial (loss)/gain arising during the period	(3,192)	3,970	(18,338)
Amortization to net income of net actuarial loss	1,152	1,295	802

Prior service cost
Amortization to net income of net prior service cost	52	52	50

Lump-sum pension payout	-	-	7,170

Income taxes	327	(1,508)	5,493
Comprehensive income	$71,607	$46,749	$31,284

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in thousands, except per share data)

	Common Stock
	Shares Issued	Par Value ($.10)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2013	32,240,795	$3,223	$109,765	$131,178	$(14,984)	$(18,962)	$210,220
Net income				57,303			57,303
Other comprehensive loss						(26,019)	(26,019)
Exercise of stock options	596,135	61	4,142				4,203
Vested restricted stock			(161)		161		-
Stock option expense			2,491				2,491
Restricted stock expense			395				395
Performance stock expense			2,116				2,116
Excess tax benefits			517				517
Balance at December 31, 2014	32,836,930	$3,284	$119,265	$188,481	$(14,823)	$(44,981)	$251,226
Net income				57,217			57,217
Other comprehensive loss						(10,468)	(10,468)
Exercise of stock options	691,985	69	5,747				5,816
Vested restricted stock			(76)		76		-
Stock option expense			2,975				2,975
Restricted stock expense			353				353
Performance stock expense			2,271				2,271
Excess tax benefits			1,445				1,445
Balance at December 31, 2015	33,528,915	$3,353	$131,980	$245,698	$(14,747)	$(55,449)	$310,835
Net income				81,678			81,678
Other comprehensive loss						(10,071)	(10,071)
Exercise of stock options	398,680	40	4,901				4,941
Vested restricted stock			(92)		92		-
Vested performance shares			(1,152)		1,152		-
Stock option expense			3,816				3,816
Restricted stock expense			489				489
Performance stock expense			3,461				3,461
Excess tax benefits			10,278				10,278
Balance at December 31, 2016	33,927,595	$3,393	$153,681	$327,376	$(13,503)	$(65,520)	$405,427

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income	$81,678	$57,217	$57,303
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	24,665	22,061	23,826
Non-cash deferred revenue	(25,822)	(12,372)	(17,873)
Restructuring expenses	1,138	15,573	-
Loss on voluntary pension settlement	-	-	7,170
Increase in inventory reserve	7,885	3,119	5,343
(Gain)/loss on sale of assets	(33)	120	(1,099)
Stock based compensation	7,766	5,599	5,002
Deferred income tax provision	8,556	19,736	(16,025)
Equity in losses of partially-owned affiliates	-	-	4,623
Other	193	(261)	584
Changes in assets and liabilities:
Trade receivables	(5,120)	(14,378)	(8,955)
Inventories	(23,679)	(32,721)	(9,062)
Prepaid expenses and other current assets	(729)	4,268	(5,766)
Accounts payable and other current liabilities	1,778	10,334	12,369
Deferred revenue and advance payments	41,962	12,178	11,773
Other non-current assets and liabilities	(3,961)	(5,331)	(2,387)
Discontinued operations:
Non-current liabilities	7,517	-	-
Net cash used in discontinued operations	(516)	(1,536)	(1,858)
Net cash provided by operating activities	123,278	83,606	64,968

Cash flows from investing activities:
Capital expenditures	(49,714)	(62,491)	(23,323)
Proceeds from sale of assets	13	2,308	2,355
Advances to partially-owned affiliates	-	-	(1,404)
Acquisition of business and equity investment, net of cash acquired	(24,275)	-	(2,426)
Other	-	(56)	-
Net cash used in investing activities	(73,976)	(60,239)	(24,798)

Cash flows from financing activities:
Long-term debt activity (including current portion):
Borrowings	-	-	25,750
Repayments	(30,000)	(30,000)	(45,000)
Proceeds from stock options exercised	4,941	5,816	4,203
Debt issuance costs	(2,515)	-	-
Excess tax benefits	10,278	1,445	522
Net cash used in financing activities	(17,296)	(22,739)	(14,525)

Effect of exchange rate changes on cash and cash equivalents	(1,839)	(2,172)	(2,872)
Net increase/(decrease) in cash and cash equivalents	30,167	(1,544)	22,773
Cash and cash equivalents at beginning of year	43,974	45,518	22,745
Cash and cash equivalents at end of year	$74,141	$43,974	$45,518

Supplemental disclosure:
Interest paid, net of capitalized interest	$425	$1,340	$2,068
Income taxes paid, net of refunds received	$18,210	$5,731	$6,725

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(1)	The Company

Cambrex Corporation and Subsidiaries (the “Company” or “Cambrex”) primarily provides products and services worldwide to pharmaceutical companies and generic drug companies. The Company is dedicated to accelerating its customers’ drug discovery, development and manufacturing processes for human therapeutics. The Company’s products consist of active pharmaceutical ingredients (“APIs”) and pharmaceutical intermediates produced under Food and Drug Administration current Good Manufacturing Practices for use in the production of prescription and over-the-counter drug products. Cambrex has four operating segments, which are manufacturing facilities that have been aggregated as one reportable segment.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. In the normal course of business, the Company maintains cash balances with European Union banks up to the equivalent of $10,000. The Company routinely monitors the risks associated with these institutions and diversifies its exposure by maintaining smaller balances with multiple financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion throughout the world. At December 31, 2016 and 2015, the Company had receivables with one customer totaling nearly 43% and 51%, respectively, of overall accounts receivables. The Company does not consider this customer to pose any significant credit risk.

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

(dollars in thousands, except share and per share data)

(2)	Summary of Significant Accounting Policies (continued)

None of the foreign currency forward contracts entered into during 2016 and 2015 were designated for hedge accounting treatment.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives for each applicable asset group as follows:

Buildings and improvements (in years)	20	to	30	or term of lease if applicable
Machinery and equipment (in years)	7	to	15
Furniture and fixtures (in years)	5	to	7
Computer hardware and software (in years)	3	to	7

Expenditures for additions, major renewals or betterments are capitalized and expenditures for maintenance and repairs are charged to income as incurred.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in cost of goods sold or operating expenses. Interest is capitalized in connection with the construction and acquisition of assets that are capitalized over longer periods of time for larger amounts. The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset’s estimated useful life. Total interest capitalized in connection with ongoing construction activities was $575 in 2016, $534 in 2015, and $128 in 2014.

Impairment of Goodwill

The Company reviews the carrying value of goodwill to determine whether impairment may exist on an annual basis or whenever it has reason to believe goodwill may not be recoverable. The annual impairment test of goodwill is performed during the fourth quarter of each fiscal year. The Company recorded a non-cash impairment charge at its Zenara facility for the year ended December 31, 2015. Refer to Note 8 to the Company’s consolidated financial statements for additional information on this impairment. For the years ended December 31, 2016 and 2014, the Company did not have an impairment.

The Company first performs a qualitative assessment to test goodwill for impairment. If, after performing the qualitative assessment, the Company concludes that it is more likely than not that the fair value of the reporting units is less than its carrying value, the two-step process would be utilized. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of each reporting unit, determined using various valuation techniques, with the primary technique being a discounted cash flow analysis, to its carrying value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(2)	Summary of Significant Accounting Policies (continued)

Based upon the Company’s most recent analysis the fair value of the reporting units substantially exceeded their carrying values, except for the recent acquisition of PharmaCore. As PharmaCore was recently acquired, goodwill represents estimated fair value.

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

The Company recorded a non-cash impairment charge on long-lived assets at Zenara for the year ended December 31, 2015. Refer to Note 8 to the Company’s consolidated financial statements for additional information on this impairment.

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

(dollars in thousands, except share and per share data)

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

Foreign Currency

The functional currency of the Company's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in stockholders' equity until the entity is sold or substantially liquidated. Gains or losses relating to transactions of a long-term investment nature are also accumulated in stockholders' equity. Gains or losses resulting from third-party foreign currency transactions are included in the income statement as a component of other revenues, net in the consolidated income statement. Foreign currency net gains/(losses) were $306, ($605) and $186 in 2016, 2015 and 2014, respectively.

Earnings per Common Share

All diluted earnings per share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, equity-settled performance shares and restricted stock units, using the treasury stock method.

For the years ended December 31, 2016, 2015 and 2014, shares of 558,499, 342,961 and 940,038, respectively, were not included in the calculation of diluted shares outstanding because the effect would be anti-dilutive.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(2)	Summary of Significant Accounting Policies (continued)

Comprehensive Income

Included within accumulated other comprehensive income (“AOCI”) for the Company are foreign currency translation adjustments, changes in the fair value related to the interest rate swap classified as cash flow hedges, net of related tax, and changes in the pensions, net of tax. Total comprehensive income/loss for the years ended December 31, 2016 and 2015 are included in the Statements of Comprehensive Income.

Reclassification

Certain reclassifications have been made to prior year amounts to conform with current year presentation.

(3)	Impact of Recently Issued Accounting Pronouncements

Business Combinations – Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01 which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

Statement of Cash Flows – Restricted Cash

In November 2016, the FASB issued ASU 2016-18 which clarifies the presentation requirements of restricted cash within the statement of cash flows. The changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees to the amount shown on the statement of cash flows. Details on the nature and amounts of restricted cash should also be disclosed. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15 which provides guidance on the presentation and classification in the statement of cash flows for specific cash receipt and payment transactions, including debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance policies, and distributions received from equity method investees. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(3)	Impact of Recently Issued Accounting Pronouncements (continued)

Simplification of Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09 which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and classification in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The new standard requires recording an asset for excess tax benefits that had not previously been recognized. The Company has no remaining unrecognized excess tax benefits at December 31, 2016. All excess tax benefits and deficiencies in future periods will be recorded as part of the current period tax provision within the Income Statement. This will result in increased volatility in the Company’s effective tax rate. No other provisions of the new standard will have a significant impact on the consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02 which requires lessees to recognize right of use assets and lease liabilities on the balance sheet for all leases except short-term leases. On the income statement, leases will be classified as operating or finance leases. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. At this time, the Company has no financing leases and only a limited number of operating leases. The result of adoption will be an increase to assets and liabilities by the same amount for the identified operating leases. This adjustment will not be material to the Company, assuming there is not an increase in lease activity.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. While the Company has not yet completed its final review of the impact of the new standard, the Company does not currently anticipate a material impact on its revenue recognition practices. The Company is still evaluating disclosure requirements under the new standard. We will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact our current conclusions. The Company expects to adopt the new standard using the modified retrospective method.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11 which requires that inventory be measured at the lower of cost and net realizable value, which eliminates the other two options that currently exist for market, replacement cost and net realizable value less an approximately normal profit margin. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(4)	Acquisitions

In October 2016, Cambrex purchased 100% of PharmaCore, Inc. a privately-held company located in High Point, NC for $24,275, net of cash. The transaction was structured as a stock purchase. PharmaCore, which has been renamed Cambrex High Point, Inc. (“CHP”), specializes in developing, manufacturing and scaling up small molecule APIs for projects in early clinical phases. With the acquisition of CHP, Cambrex enhances its capabilities and expertise to efficiently develop early clinical phase products and new technologies, and increases the number of potential late stage and commercial products that could be manufactured at Cambrex’s larger manufacturing sites.

The preliminary allocation of the purchase price of the acquired assets and liabilities was performed on the basis of their respective fair values. The Company utilized a third party to assist in establishing the fair values of the assets acquired and liabilities assumed. This process resulted in goodwill of $9,046, fixed assets of $8,422 and identifiable intangible assets of $6,900 as well as smaller adjustments to certain working capital accounts. The Company also recorded deferred tax assets primarily related to NOLs for approximately $4,000 and deferred tax liabilities for approximately $4,400. The deferred tax assets and liabilities were recorded on a provisional basis and will be adjusted in subsequent periods when all applicable tax returns have been completed.

All acquisition costs have been expensed and totaled approximately $640 as well as approximately $200 of severance cost, all of which has been recorded to “Selling, general and administrative expenses” on the Company’s income statement. The Company recorded gross sales of $4,648 and after purchase price adjustments and severance, operating profit was not material. Proforma disclosures have not been provided due to the immateriality of this acquisition.

(5)	Net Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Net inventories consist of the following:

	December 31,
	2016	2015

Finished goods	$29,117	$32,550
Work in process	54,463	41,358
Raw materials	33,841	30,830
Supplies	5,763	5,182
Total	$123,184	$109,920

The components of inventory stated above are net of reserves of $12,423 and $12,337 as of December 31, 2016 and 2015, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(6)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2016	2015

Land	$4,268	$4,122
Buildings and improvements	131,794	106,983
Machinery and equipment	377,990	358,540
Furniture and fixtures	1,995	1,734
Construction in progress	24,102	39,813
Total	540,149	511,192
Accumulated depreciation	(323,057)	(324,705)
Net	$217,092	$186,487

Depreciation expense was $23,654, $21,196 and $23,296 for the years ended December 31, 2016, 2015 and 2014, respectively. Total capital expenditures in 2016 and 2015 were $51,604 and $57,400, respectively.

For the year ended December 31, 2014, the Company recorded a gain on the sale of land of $1,234.

(7)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows:

Balance as of December 31, 2014	$43,912
Impairment charge (see Note 8)	(8,542)
Translation effect	(3,307)
Balance as of December 31, 2015	$32,063
Acquisition of business (see Note 4)	9,046
Translation effect	(786)
Balance as of December 31, 2016	$40,323

Acquired intangible assets, which are amortized, consist of the following:

				As of December 31, 2016
	Amortization Period (years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internal-use software	3	-	7	$6,444	$(829)	$5,615
Technology-based intangibles		20		3,204	(1,082)	2,122
Customer-related intangibles	10	-	15	7,522	(459)	7,063
				$17,170	$(2,370)	$14,800

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(7)	Goodwill and Intangible Assets (continued)

				As of December 31, 2015
	Amortization Period (years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internal-use software	3	-	7	$4,147	$(204)	$3,943
Technology-based intangibles		20		3,310	(952)	2,358
Customer-related intangibles	10	-	15	642	(252)	390
				$8,099	$(1,408)	$6,691

The change in the gross carrying amount in 2016 is mainly due to the recognition of customer-related intangibles of $6,900 due to the acquisition of PharmaCore in the fourth quarter of 2016, the implementation of a new enterprise resource planning (“ERP”) system, and the impact of foreign currency translation. The change in the gross carrying amount in 2015 is mainly due to an impairment charge related to Zenara of $3,625 classified as technology-based intangibles and the impact of foreign currency translation.

Beginning in 2014, the Company began implementing a new ERP system, as such, $2,297 and $2,639 has been capitalized and classified as internal-use software during the years ended December 31, 2016 and 2015, respectively.

Amortization expense amounted to $1,011, $865, and $530 for the years ended December 31, 2016, 2015 and 2014, respectively.

Amortization expense related to current intangible assets is expected to be approximately $1,839 for 2017, $1,894 for 2018 and 2019, $1,883 for 2020, and $1,874 for 2021.

(8)	Restructuring Charges

In late October 2015, the Board of Directors of the Company recommended that management evaluate strategic alternatives for Zenara Pharma due to a change in focus on higher growth initiatives as well as to reduce attention required by senior management to operate Zenara. The Company determined that the sale of Zenara was the best option for its shareholders. As such, Cambrex management, with Board authority, committed to a plan to sell Zenara. The immaterial assets and liabilities of Zenara are included in “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities” on the Company’s balance sheet for all periods presented.

A long-lived asset classified as held for sale must be measured at the lower of its carrying amount or fair value less cost to sell. Prior to this measurement the Company assessed Zenara’s assets and liabilities as well as performed a goodwill and long-lived asset impairment assessment. These assessments were based on level 3 inputs and resulted in writing off all of Zenara’s goodwill of $8,542 and an amortizable intangible asset of $3,625 which are included in restructuring expenses on the 2015 income statement. The Company then compared the carrying amounts of the assets held for sale to their fair values. Accordingly, the Company recorded a charge of $1,269 in 2015 for the difference between the net carrying value of these assets and the estimated fair value less cost to sell. Fair value less cost to sell was determined using the most current sales information available.

All the charges mentioned above, as well as a portion of certain retention bonuses, resulted in restructuring expenses of $15,573, which are included in “Restructuring expenses” on the Company’s consolidated income statement for the year ended December 31, 2015.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(8)	Restructuring Charges (continued)

For the year ended December 31, 2016, the Company recorded $1,158 as “Restructuring expenses” on the Company’s consolidated income statement related to the write down of Zenara to reflect a reduction in the sale price.

The Company expects a sale to be completed during 2017. Refer to Note 23 to the Company’s consolidated financial statements for further explanation.

(9)	Partially-Owned Affiliates

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

(10)	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows:

	December 31,
	2016	2015

Salaries and employee benefits payable	$26,313	$26,850
Other	9,301	8,926
Total	$35,614	$35,776

(11)	Income Taxes

Income before income taxes consists of the following:

	December 31,
	2016	2015	2014

Domestic	$91,597	$71,323	$37,211
International	35,942	18,242	8,295
Total	$127,539	$89,565	$45,506

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(11)	Income Taxes (continued)

The provision for income taxes consist of the following provisions/(benefits):

	December 31,
	2016	2015	2014
Current:
Federal	$21,167	$2,577	$2,572
International	10,491	10,076	512
Total Current	31,658	12,653	3,084
Deferred:
Federal	$8,350	$22,005	$(14,965)
International	206	(2,269)	(746)
Total Deferred	8,556	19,736	(15,711)
Total Income Tax Expense/ (Benefit)	$40,214	$32,389	$(12,627)

The provision/(benefit) for income taxes differs from the statutory federal income tax rate of 35% for 2016, 2015 and 2014 as follows:

	December 31,
	2016	2015	2014

Income tax provision at U.S federal statutory rate	$44,638	$31,347	$15,927
State and local taxes, net of federal income tax benefit	(2,310)	(2,450)	(1,516)
Effect of foreign income taxed at rates other than the U.S. federal statutory rate	(1,154)	989	751
Foreign income inclusions	-	5,017	2,742
Tax credits	(200)	(4,685)	(2,692)
Tax audit settlements	-	-	(3,948)
Net change in valuation allowance	1,673	3,134	(25,169)
Domestic production deduction	(2,327)	(1,958)	(1,488)
Permanent items and other	(106)	995	2,766
Total	$40,214	$32,389	$(12,627)

Foreign income inclusions represent distributions from foreign subsidiaries which give rise to newly recognized federal foreign tax credits. Tax audit settlements in 2014 included the final settlement of the European tax dispute concerning 2003 transactions. Net change in the valuation allowance in 2014 included the benefit of $26,902 for the remaining release of the domestic federal valuation allowance attributable to foreign tax credits, offset by $1,516 for domestic state items and $217 for foreign deferred taxes subject to valuation allowances.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(11)	Income Taxes (continued)

The components of deferred tax assets and liabilities as of December 31, 2016 and 2015 relate to temporary differences and carryforwards as follows:

	December 31,
	2016	2015
Deferred tax assets:
Inventory	$2,769	$3,032
Foreign tax credit carryforwards	-	3,990
Environmental	5,776	2,795
Net operating loss carryforwards	13,272	7,930
Employee benefits	16,155	14,978
Alternative minimum tax credit carryforwards	-	1,306
Property, plant and equipment	4,448	4,188
Other	7,352	6,234
Total gross deferred tax assets	49,772	44,453
Valuation allowance	(11,459)	(9,863)
Total deferred tax assets	$38,313	$34,590

Deferred tax liabilities:
Property, plant and equipment	(17,709)	(11,472)
Intangibles and other	(10,583)	(8,192)
Unremitted foreign earnings	(635)	(208)
Foreign tax allocation reserve	(2,471)	(2,071)
Other	(775)	(1,123)
Total deferred tax liabilities	$(32,173)	$(23,066)
Net deferred tax assets	$6,140	$11,524

Classified as follows in the consolidated balance sheet:
Non-current deferred tax asset	13,061	19,259
Non-current deferred tax liability	(6,921)	(7,735)
Total	$6,140	$11,524

During 2014, the Company received updated customer projections that impacted current and future years’ U.S. taxable income in amounts and type that supported full utilization of existing federal foreign tax credit carryforwards. As a result, the Company released $26,902 of valuation allowance against these foreign tax credits. The Company expects to maintain a domestic valuation allowance against state NOLs, state tax credits and state deferred tax assets due to restrictive rules regarding realization. The Company expects to maintain a valuation allowance against certain foreign deferred tax assets, primarily NOL carryforwards, until such time as the Company attains an appropriate level of future profitability in the appropriate jurisdictions and is able to conclude that it is more likely than not that its foreign deferred tax assets are realizable.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(11)	Income Taxes (continued)

The domestic valuation allowance for the years ended December 31, 2016, 2015 and 2014 increased $2,294, increased $2,450 and decreased $25,386, respectively. The 2016 and 2015 increases in the domestic valuation allowance are due to domestic state items. The 2014 decrease in the domestic valuation allowance was allocated as follows: the valuation allowance decreased $26,902 for the release of valuation allowance due to domestic profitability and increased $1,516 due to domestic state items.

The foreign valuation allowance for the years ended December 31, 2016, 2015 and 2014 decreased $698, decreased $1,531, and increased $1,923, respectively. The 2016 decrease in the foreign valuation allowance was allocated as follows: the valuation allowance decreased $621 for foreign income and decreased $77 for deferred tax amounts and currency translation adjustments included in other comprehensive income (“OCI”). The 2015 decrease in the foreign valuation allowance was allocated as follows: the valuation allowance increased $684 for foreign income and decreased $2,215 for deferred tax amounts, the reclass of Zenara valuation allowance for assets held for sale into other current liabilities, and currency translation adjustments included in OCI. The 2014 increase in the foreign valuation allowance was allocated as follows: the valuation allowance increased $217 for foreign income and increased $1,706 for deferred tax amounts and currency translation adjustments included in OCI.

Under the tax laws of the various jurisdictions in which the Company operates, NOLs may be carried forward or back, subject to statutory limitations, to reduce taxable income in future or prior years. Domestic federal NOLs acquired in the PharmaCore stock acquisition are approximately $11,300 and will expire in 2021 through 2035. These NOLs can be utilized against U.S. consolidated taxable income, subject to annual limitations due to the ownership change. A full valuation allowance has been recorded against domestic state NOLs totaling approximately $98,200 which will expire in 2018 through 2036. A full valuation allowance has been recorded against foreign NOLs totaling approximately $2,431 which in most foreign jurisdictions will carry forward indefinitely.

As of December 31, 2016, all remaining domestic federal foreign tax credits and alternative minimum tax credits have been utilized against current U.S. income taxes on worldwide income.

In 2015 and 2014, the Company repatriated $9,850 and $5,442, respectively, of cash from its foreign subsidiaries in order to reduce its credit and currency exposure for cash held in foreign currencies or in non-U.S. banks and utilized the excess cash for debt reduction. Due in part to a continuing desire to limit credit and currency exposure related to cash held in foreign currencies or in non-U.S. banks, the Company determined that it is likely that a portion of the undistributed earnings of its foreign subsidiaries will be repatriated to the U.S. in the future. Accordingly, the Company has provided a deferred tax liability of $635 on certain undistributed foreign earnings as of December 31, 2016. Subject to limitations, U.S. income tax on such foreign earnings, when actually repatriated, may be reduced or eliminated by unrecognized foreign tax credits that may be generated in connection with the repatriation or by existing foreign tax credit carryforwards or other tax attributes. The Company monitors available evidence and its plans for foreign earnings and expects to continue to provide deferred taxes based on the tax liability that would be due upon repatriation of amounts not considered permanently reinvested.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(11)	Income Taxes (continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2016, 2015 and 2014:

	2016	2015	2014

Balance at January 1	$1,492	$1,643	$3,922
Gross increases related to current period tax positions	687	281	275
Gross decreases related to prior period tax positions	(84)	(52)	(1,149)
Expirations of statute of limitations for the assessment of taxes	(257)	(241)	(106)
Settlements	-	-	(1,113)
Foreign currency translation	(60)	(139)	(186)
Balance at December 31	$1,778	$1,492	$1,643

Of the total balance of unrecognized tax benefits at December 31, 2016, $1,778, if recognized, would affect the effective tax rate.

Gross interest and penalties at December 31, 2016, 2015, and 2014 of $455, $475, and $489, respectively, related to the above unrecognized tax benefits are not reflected in the table above. In 2016, 2015, and 2014, the Company accrued $63, $58, and $337, respectively, of interest and penalties in the income statement. Consistent with prior periods, the Company recognizes interest and penalties within its income tax provision.

Tax years 2012 and forward in the U.S. are open to examination by the IRS. The Company is also subject to examinations in its material non-U.S. jurisdictions for 2010 and later years.

The Company is also subject to audits in various states for various years in which it has filed income tax returns.  Previous state audits have resulted in immaterial adjustments.  In the majority of states where the Company files, the Company is subject to examination for tax years 2012 and forward.

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

(12)	Short-term and Long-term Debt

In May 2016, the Company entered into a $500,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”) which expires in May 2021. The Company pays interest on this Credit Facility at LIBOR plus 1.25% - 2.00% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios.  The Company was in compliance with all financial covenants at December 31, 2016. As of December 31, 2015, there was $30,000 outstanding on the Company’s former credit facility which was classified as short-term debt in 2015 and fully repaid in the first quarter of 2016. The 2016 and 2015 weighted average interest rate for long-term bank debt was 1.9% and 2.3%, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(13)	Derivatives and Hedging Activities

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

None of the foreign currency forward contracts entered into during 2016 or 2015 were designated for hedge accounting treatment. The notional amounts of the Company’s outstanding foreign exchange forward contracts were $20,896, $9,322 and $3,632 at December 31, 2016, 2015 and 2014, respectively. The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

The fair value of the Company’s foreign exchange forward contracts outstanding was a gain of $125 at December 31, 2016 and immaterial at December 31, 2015. This gain is reflected in the Company’s balance sheet under the caption “Prepaid expenses and other current assets.”

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

Refer to Note 14 to the Company’s consolidated financial statements for the summary table containing the fair value of the Company’s financial instruments.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(14)	Fair Value Measurements

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

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2016. The amounts were immaterial at December 31, 2015.

		Fair Value Measurements at December 31, 2016 using:
Description	Total	Level 1	Level 2	Level 3
Foreign currency forwards, assets	$125	$-	$125	$-
Total	$125	$-	$125	$-

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

Refer to Note 13 to the Company’s consolidated financial statements for further disclosures on the Company’s financial instruments.

(15)	Stockholders' Equity

The Company has two classes of common shares, Common Stock and Nonvoting Common Stock. Authorized shares of Common Stock were 100,000,000 at December 31, 2016 and 2015. Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 2016 and 2015. Nonvoting Common Stock with a par value of $0.10 has equal rights with Common Stock, with the exception of voting power. Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock. As of December 31, 2016 and 2015, no shares of Nonvoting Common Stock were outstanding. The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $0.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 2016 and 2015, there was no preferred stock outstanding.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(15)	Stockholders' Equity (continued)

The Company held treasury shares of 1,583,909 and 1,729,727 at December 31, 2016 and 2015, respectively, which are primarily used for issuance to employee compensation plans.

At December 31, 2016, there were 1,366,025 authorized shares of Common Stock reserved for issuance through equity compensation plans.

(16)	Accumulated Other Comprehensive Loss

The following tables provide the changes in AOCI by component, net of tax, for the years ended December 31, 2016 and 2015:

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of December 31, 2015	$(25,880)	$(29,569)	$(55,449)
Other comprehensive loss before reclassifications	(8,481)	(2,468)	(10,949)
Amounts reclassified from accumulated other comprehensive loss	71	807	878

Net current-period other comprehensive loss	(8,410)	(1,661)	(10,071)
Balance as of December 31, 2016	$(34,290)	$(31,230)	$(65,520)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2014	$(11,410)	$(193)	$(33,378)	$(44,981)

Other comprehensive (loss)/income before reclassifications	(16,424)	(23)	2,893	(13,554)
Amounts reclassified from accumulated other comprehensive loss	1,954	216	916	3,086

Net current-period other comprehensive (loss)/income	(14,470)	193	3,809	(10,468)
Balance as of December 31, 2015	$(25,880)	$-	$(29,569)	$(55,449)

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(16)	Accumulated Other Comprehensive Loss (continued)

The following tables provide the reclassifications out of AOCI by component for the years ended December 31, 2016 and 2015:

Details about AOCI Components	Amount Reclassified from AOCI for the year ended December 31, 2016	Amount Reclassified from AOCI for the year ended December 31, 2015
Amortization of defined benefit pension items:
Actuarial losses	$(1,152)	$(1,295)
Prior service costs	(52)	(52)
Total before tax	(1,204)	(1,347)
Tax benefit	397	431
Net of tax	$(807)	$(916)

Foreign currency translation adjustment:
Release of currency translation adjustment	$(71)	$(1,954)
Net of tax	$(71)	$(1,954)

Losses on cash flow hedge:
Interest rate swap	$-	$(333)
Tax benefit	-	117
Net of tax	$-	$(216)

Total reclassification for the period	$(878)	$(3,086)

The Company recognizes net periodic pension cost, which includes amortization of actuarial losses and gains, and prior service costs in both selling, general and administrative expenses and cost of goods sold in its income statement depending on the functional area of the underlying employees included in the plan. The release of currency translation adjustments generated from Zenara’s balance sheet are reflected in the Company’s income statement as restructuring expenses. The interest rate swap is reflected in the Company’s income statement as interest expense.

(17)	Stock Based Compensation

The Company recognizes compensation cost for stock options awarded to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for the stock options granted to employees for the years ended December 31, 2016, 2015 and 2014 were $15.17, $15.29 and $7.15, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(17)	Stock Based Compensation (continued)

The following assumptions were used in determining the fair value of stock options for grants issued in 2016, 2015 and 2014:

	2016			2015			2014

Expected volatility	42.09%	-	46.49%	41.84%	-	58.25%	35.14%	-	46.32%
Expected term (in years)	0.99	-	6.80	1.25	-	6.83	1.75	-	4.75
Risk-free interest rate	0.54%	-	1.63%	0.24%	-	1.93%	0.43%	-	1.50%

The Company does not have any publicly traded stock options; therefore, expected volatilities are based on historical volatility of the Company’s stock. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term. The expected life assumption represents the weighted-average period of time that newly granted stock-based awards are expected to remain outstanding. The expected life is estimated by analyzing three components of historical grants with the same vesting schedules: (i) observed post-vesting forfeiture, (ii) observed exercise behavior, and (iii) expected exercise behavior. The expected time to early exercise is calculated by assuming that the options outstanding as of the valuation date will be exercised at the midpoint between the final vest date and the expiration date. If a grant is already fully vested, it is assumed the outstanding options exercise at the midpoint between the valuation date and the expiration date. The three components are then option-weighted to estimate expected life. The Company stratifies its employees as Board of Directors, Named Executives and all other employees, each group with its own exercise behavior and thus, expected life.

For 2016, 2015, and 2014, the Company recorded $3,816, $2,975 and $2,491, respectively, in selling, general and administrative expenses for stock options. As of December 31, 2016, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $9,356. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.6 years.

The following table is a summary of the Company’s stock option activity issued to employees and related information:

		Weighted Average
	Number of Shares	Exercise Price	Options Exercisable

Outstanding at December 31, 2015	1,631,913	$19.17	709,255

Granted	299,230	40.95
Exercised	(398,680)	12.39
Forfeited or expired	(13,125)	21.85

Outstanding at December 31, 2016	1,519,338	25.22
Exercisable at December 31, 2016	701,797	$17.72

The aggregate intrinsic value for all stock options exercised for the years ended December 31, 2016, 2015 and 2014 was $14,832, $24,432 and $8,910, respectively. The aggregate intrinsic values for all stock options outstanding and exercisable as of December 31, 2016 were $43,653 and $25,427, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(17)   Stock Based Compensation (continued)

A summary of the Company’s nonvested stock options, restricted stock and performance shares activity is presented below:

	Nonvested Stock Options		Nonvested Restricted Stock		Nonvested Performance Shares
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2015	922,658	$10.35	178	$46.91	350,000	$21.29

Granted	299,230	15.17	10,900	45.02	116,750	39.50
Vested during period	(391,223)	9.57	(10,818)	45.15	(150,000)	16.91
Forfeited	(13,125)	9.32	-	-	-	-

Nonvested at December 31, 2016	817,540	$12.50	260	$41.05	316,750	$30.08

Members of the Cambrex Board of Directors currently participate in an incentive plan which rewards service with restricted stock units. Awards are made annually and vest over six months. On the six month anniversary of the grant, restrictions on sale or transfer are removed and shares are issued to the Directors. These awards are classified as equity awards.

For 2016, 2015 and 2014, the Company recorded $489, $353 and $395, respectively, in selling, general and administrative expenses for restricted stock units. As of December 31, 2016, total compensation cost related to unvested restricted stock not yet recognized was $7. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.3 years.

The Company granted equity-settled performance shares (“PSs”) to certain executives. PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the net revenue and EBITDA growth of the members of a specified peer group of companies over a three year period. The peer group consists of publicly-traded life sciences companies competing in the same industry as the Company. For 2016, 2015 and 2014, the Company recorded $3,461, $2,271 and $2,116, respectively, in selling, general and administrative expenses related to these PS awards. As of December 31, 2016, total compensation cost related to unvested performance shares not yet recognized was $5,439. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.5 years.

The Company granted cash-settled performance share units (“PSUs”) to certain executives. PSU awards provide the recipient the right to receive the cash value of a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of revenue and EBITDA growth as compared to the net revenue and EBITDA growth of the members of a specified peer group of companies over a three year period. The peer group consists of publicly-traded life sciences companies competing in the same industry as the Company. As of December 31, 2016 and 2015, there were no PSU awards outstanding. For 2014, the Company recorded $445 in selling, general and administrative expenses for PSU awards.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(18)	Retirement Plans

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

Savings Plan

Cambrex makes available to all domestic employees a savings plan. Employee contributions are matched in part by Cambrex. The cost of this plan amounted to $1,294, $1,081 and $941 in 2016, 2015 and 2014, respectively.

The benefit obligations as of December 31, 2016 and 2015 are as follows:

	Pension Plans
	Domestic		SERP		International
	2016	2015	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation, beginning of year	$58,556	$64,825	$1,800	$2,389	$22,748	$26,700
Service cost	-	-	-	-	742	778
Interest cost	2,390	2,430	18	24	740	589
Actuarial loss/(gain)	427	(5,263)	-	(4)	3,255	(2,397)
Benefits paid	(3,655)	(3,436)	(609)	(609)	(700)	(697)
Currency translation effect	-	-	-	-	(1,783)	(2,225)
Benefit obligation, end of year	$57,718	$58,556	$1,209	$1,800	$25,002	$22,748

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(18)	Retirement Plans (continued)

The plan assets and funded status of the Domestic Pension Plan as of December 31, 2016 and 2015 are as follows:

	2016	2015
Change in plan assets
Fair value of plan assets, beginning of period	$39,135	$41,665
Actual return on plan assets	2,910	(806)
Contributions	1,134	1,712
Benefits paid	(3,655)	(3,436)
Fair value of plan assets, end of period	$39,524	$39,135

Unfunded status	(18,194)	(19,421)
Accrued benefit cost, end of period	$(18,194)	$(19,421)

The unfunded status of the SERP was $1,209 and $1,800 as of December 31, 2016 and 2015, respectively. The unfunded status of the International Pension Plan was $25,002 and $22,748 as of December 31, 2016 and 2015, respectively.

The amounts recognized in AOCI as of December 31, 2016 and 2015 consist of the following:

	Pension Plans
	Domestic		SERP		International
	2016	2015	2016	2015	2016	2015

Actuarial loss	$23,034	$23,644	$362	$544	$9,720	$6,887
Prior service cost/(benefit)	-	-	57	115	(7)	(12)
Total	$23,034	$23,644	$419	$659	$9,713	$6,875

The components of net periodic benefit cost are as follows:

	Pension Plans
	Domestic			SERP			International
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost
Service cost	$-	$-	$-	$-	$-	$-	$742	$778	$674
Interest cost	2,390	2,430	3,310	18	24	33	740	589	884
Expected return on plan assets	(2,649)	(2,870)	(4,153)	-	-	-	-	-	-
Amortization of prior service cost/(benefit)	-	-	-	57	57	57	(5)	(5)	(7)
Recognized actuarial loss	776	811	522	182	154	131	194	330	149
Settlement loss	-	-	7,170	-	-	-	-	-	-
Net periodic benefit cost	$517	$371	$6,849	$257	$235	$221	$1,671	$1,692	$1,700

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(18)	Retirement Plans (continued)

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2017 are as follows:

	Pension Plans
	Domestic	SERP	International
Actuarial loss	$798	$241	$340
Prior service cost/(benefit)	-	57	(5)
Total	$798	$298	$335

Major assumptions used in determining the benefit obligations are presented in the following table:

	2016	2015
Discount rate:
Domestic Pension Plan	3.95%	4.20%
SERP	1.55%	1.55%
International Pension Plan	2.80%	3.35%

Rate of compensation increase:
International Pension Plan	2.65%	2.55%

Major assumptions used in determining the net benefit cost are presented in the following table:

	2016	2015	2014
Discount rate:
Domestic Pension Plan	4.20%	3.85%	4.80%
SERP	1.55%	1.35%	1.40%
International Pension Plan	3.35%	2.40%	3.70%

Expected return on plan assets:
Domestic Pension Plan	7.00%	7.00%	7.25%

Rate of compensation increase:
International Pension Plan	2.55%	2.20%	2.20%

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

The aggregate Accumulated Benefit Obligation (“ABO”) of $57,718 exceeds plan assets by $18,194 as of December 31, 2016 for the Domestic Pension Plan. The aggregate ABO is $24,134 for the International Pension Plan as of December 31, 2016. The International Pension Plan is unfunded.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(18)	Retirement Plans (continued)

The Company expects to contribute approximately $1,585 in cash to the Domestic Pension Plan in 2017. The Company does not expect to contribute cash to its International Pension Plan in 2017.

The following benefit payments are expected to be paid out of the plans:

	Pension Plans
	Domestic	SERP	International

2017	$3,344	$609	$686
2018	$3,335	$609	$740
2019	$3,404	$-	$783
2020	$3,464	$-	$780
2021	$3,505	$-	$767
2022-2026	$17,445	$-	$4,765

The investment objective for the Domestic Pension Plan’s assets is to achieve long-term growth with exposure to risk at an appropriate level. The Company invests in a diversified asset mix consisting of equities (domestic and international) and taxable fixed income securities. Assets are managed to obtain the highest total rate of return in keeping with a moderate level of risk. The target allocations for plan assets are 30% - 80% equity securities, 25% - 45% U.S. fixed income and 5% - 15% all other investments. Equity securities primarily include investments in large cap and small-cap companies, U.S. fixed income securities including high quality corporate bonds, and U.S. government securities. Other types of investments include real asset funds, consisting primarily of investments in commodities, and Treasury Inflation-Protected Securities (“TIPS”).

The fair values of the Company’s pension plan assets by asset category are as follows:

		Fair Value Measurements at December 31, 2016 using:
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. companies	$15,567	$-	$15,567	$-
International companies	8,647	-	8,647	-
U.S. fixed income	13,432	-	11,234	2,198
Commodities	1,878	-	1,878	-
	$39,524	$-	$37,326	$2,198

		Fair Value Measurements at December 31, 2015 using:
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. companies	$13,547	$-	$13,547	$-
International companies	7,377	-	7,377	-
U.S. fixed income	13,375	-	11,207	2,168
Commodities	2,962	-	2,962	-
TIPS	1,874	-	1,874	-
	$39,135	$-	$36,967	$2,168

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(18)	Retirement Plans (continued)

The following table sets forth a summary of the changes in the fair value of the Domestic Plan’s Level 3 assets, which are annuity contracts with an insurance company, for the year ended December 31, 2016:

Group Annuity Contract

Balance at December 31, 2015	$2,168
Net investment gain	30
Balance at December 31, 2016	$2,198

(19)	Foreign Operations and Sales

The following summarized data represents the gross sales and long lived assets for the Company’s domestic and foreign entities for 2016, 2015 and 2014:

	Domestic	Foreign	Total
2016
Gross sales	$270,773	$220,765	$491,538
Long-lived assets	136,692	135,523	272,215
2015
Gross sales	$237,146	$196,710	$433,856
Long-lived assets	93,142	132,099	225,241
2014
Gross sales	$186,735	$187,415	$374,150
Long-lived assets	64,995	151,386	216,381

Export sales, included in domestic gross sales, in 2016, 2015 and 2014 amounted to $182,215, $159,048 and $101,101, respectively.

Sales to geographic areas consist of the following:

	2016	2015	2014

Europe	$321,525	$280,593	$232,894
North America	138,328	127,024	117,477
Asia	17,996	14,024	12,865
Other	13,689	12,215	10,914
Total	$491,538	$433,856	$374,150

One customer accounted for 36.9%, 34.5% and 24.0% of 2016, 2015 and 2014 consolidated gross sales, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(20)	Commitments

The Company has operating leases expiring on various dates through the year 2024. The leases are primarily for the rental of office space. At December 31, 2016, future minimum commitments under non-cancelable operating lease arrangements were as follows:

Year ended December 31:
2017	$2,269
2018	1,191
2019	779
2020	578
2021	575
2022 and thereafter	1,365
Total commitments	$6,757

Total operating lease expense was $2,044, $1,048 and $1,113, for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company is party to several unconditional purchase obligations resulting from contracts that contain legally binding provisions with respect to quantities, pricing and timing of purchases. The Company’s purchase obligations mainly include commitments to purchase utilities. At December 31, 2016, future commitments under these obligations were as follows:

Year ended December 31:
2017	$5,831
2018	-
2019	-
2020	-
2021	-
Total commitments	$5,831

(21)	Contingencies

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

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(21)	Contingencies (continued)

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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. At December 31, 2016, these reserves were $16,703, of which $15,441 is included in “Other non-current liabilities” on the Company’s balance sheet. At December 31, 2015, the reserves were $8,329, of which $7,498 is included in “Other non-current liabilities” on the Company’s balance sheet. The increase in the reserves includes adjustments to reserves of $9,994, partially offset by payments of $1,620. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

Bayonne

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act. The Company intends to continue implementing a sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program. The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs. New remedial requirements were identified during 2016, and site investigation continues. As of December 31, 2016, the Company’s reserve was $502.

Clifton and Carlstadt

The Company has implemented a sampling and pilot program in Clifton and Carlstadt, New Jersey pursuant to the NJDEP private oversight program. The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs, and the Company continues to move forward with the projects at each site in accordance with the established schedules and work plans. As of December 31, 2016, the Company’s reserve was $2,024.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(21)	Contingencies (continued)

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

The scope of remedial activities in the initial interim remedy is currently being developed and based upon preliminary cost estimates, the Company recorded a pretax expense of $7,517 ($4,886 after tax), net of assumed insurance coverage, in the third and fourth quarters of 2016. The estimated costs for the initial interim remedy will be further developed over the next several months and the Company’s accrual may change based upon the final remedy selected and revisions to cost estimates. At this time it is not known when the costs for the complete remediation plan will be estimable, and as such, no accrual beyond the initial interim remedy has been recorded. The Company’s share has been preliminarily estimated by the PRP group at 2.4%. While the Company will defend its position that its share should be reduced from the current level, its share could be increased or decreased depending on the outcome of the final allocation process that will take place in future periods.

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

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986. The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA. The PRPs will continue implementing the ground water remediation at the site. In 2016, the Company reserved $370 for additional USEPA oversight expenses. As of December 31, 2016, the Company’s reserve was $692 to cover long-term ground water monitoring and related costs.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(21)	Contingencies (continued)

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

Site clean-up work under the 1997 ROD, the Consent Decree and the 2013 stipulation is ongoing and is being jointly performed by Pfizer and the Company, with NYSDEC oversight. Since 2014, Pfizer and the Company have performed supplemental remedial investigation measures requested by the NYSDEC, and the findings have been submitted to NYSDEC in various reports, including a study evaluating the feasibility of certain remedial alternatives in August 2016. By letter dated January 5, 2017, NYSDEC disapproved such feasibility study report and requested certain revisions to the report. The Company and Pfizer intend to make a timely response to the disapproval. As it is too soon to determine whether these reports and remedial plans, when finalized, will result in any significant changes to the Company’s responsibilities, no change to the reserve has been made. ELT Harriman, LLC ("ELT"), the current owner of the Harriman site, is conducting other investigation and remediation activities under a separate NYSDEC directive.

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC. The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000. As of December 31, 2016, the Company’s reserve was $3,515. At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

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

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs. The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary. The PRPs are in the process of implementing a final remedy at the site. The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). While the Company continues to dispute the methodology used by the PRP group to arrive at its interim allocation for cash contributions, the Company paid the funding requests in 2010 and 2014-2015. A final allocation of SCP Site costs (excluding Berry’s Creek costs) is expected to be finalized in 2017. As of December 31, 2016, the Company’s reserve was $883, of which approximately $565 is expected to be covered by insurance.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(21)	Contingencies (continued)

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

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(21)	Contingencies (continued)

Additionally, as permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's, director's or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that covers a portion of any potential exposure. The Company currently believes the estimated fair value of its indemnification agreements is not material based on currently available information, and as such, the Company had no liabilities recorded for these agreements as of December 31, 2016.

The Company's subsidiaries are party to a number of other proceedings that are not considered material at this time.

(22)	Discontinued Operations

For all periods presented, financial results for discontinued operations relate to environmental investigation and remediation expenses for divested sites. For the years ended 2016, 2015, and 2014, the Company recorded $5,647 as losses, $41 as income, and $830 as losses, respectively, from discontinued operations, net of tax. As of December 31, 2016 and 2015, liabilities recorded on the Company’s balance sheet relating to discontinued operations were $16,703 and $8,209, respectively. At this time, we cannot reasonably estimate the period of time during which the involvement is expected to continue. Net cash used in discontinued operations was $516, $1,536, and $1,858 for 2016, 2015, and 2014, respectively. Refer to Note 21 to the Company’s consolidated financial statements for further disclosures on the Company’s environmental contingencies.

The following table is a reconciliation of the pre-tax (loss)/income from discontinued operations to the net (loss)/income from discontinued operations, as presented on the income statement:

	2016	2015	2014

Pre-tax (loss)/income from discontinued operations	$(8,777)	$63	$(1,277)
Income tax benefit/(expense)	3,130	(22)	447
(Loss)/income from discontinued operations, net of tax	$(5,647)	$41	$(830)

(23)	Subsequent Event

On January 30, 2017, the Company transferred the assets and liabilities of Zenara to the buyer for consideration of $3,000. The sales agreement gives the buyer complete control of the daily operations of Zenara. The closing will be completed upon approval by Indian regulatory authorities which could take several months.

CAMBREX CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL AND SUPPLEMENTARY DATA - UNAUDITED

(in thousands, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2016
Gross sales	$93,935	$119,054	$99,867	$178,682
Net revenues	94,741	118,638	99,399	177,866
Gross profit	38,899	48,557	37,602	79,167
Income from continuing operations (1)	14,845	20,810	13,721	37,949
Loss from discontinued operations (3)	(263)	(316)	(4,503)	(565)
Net income	14,582	20,494	9,218	37,384

Earnings per share of common stock: (4)
Basic	0.46	0.64	0.29	1.16
Diluted	0.44	0.62	0.28	1.13
Average shares:
Basic	31,886	32,063	32,149	32,240
Diluted	32,771	32,926	32,999	33,107

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2015
Gross sales	$78,184	$106,379	$92,350	$156,943
Net revenues	77,525	106,635	92,979	156,187
Gross profit	29,079	45,945	35,680	66,261
Income from continuing operations (2)	8,368	19,450	11,876	17,482
(Loss)/income from discontinued operations (3)	(375)	213	(129)	332
Net income	7,993	19,663	11,747	17,814

Earnings per share of common stock: (4)
Basic	0.26	0.63	0.37	0.56
Diluted	0.25	0.61	0.36	0.54
Average shares:
Basic	31,198	31,344	31,471	31,661
Diluted	32,158	32,440	32,593	32,784

(1)

Income from continuing operations for the first, second, third, and fourth quarters includes $290 of expense, $154 of expense, a $47 benefit and $761 of expense, respectively, for restructuring related to the decision to sell our finished dosage form facility in Hyderabad, India.

(2)

Income from continuing operations in the fourth quarter includes restructuring expenses of $15,573 and a tax benefit of $1,464 related to the decision to sell our finished dosage form facility in Hyderabad, India.

(3)	Discontinued operations include charges and reimbursements for environmental remediation related to sites of divested businesses.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act are (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our management, including the Chief Executive Officer and Chief Financial Officer, concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2016. Effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere herein.

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

Item 9B     Other Information.

None.

PART III

Item 10      Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

The following table lists the officers of the Company:

Name	Age	Office

Steven M. Klosk (i) (ii)	59	President, Chief Executive Officer

Shawn P. Cavanagh (i) (ii)	50	Executive Vice President and Chief Operating Officer

James G. Farrell (ii)	50	Vice President and Corporate Controller

Samantha M. Hanley (i) (ii)	39	Vice President, General Counsel, and Secretary

Gregory P. Sargen (i) (ii)	51	Executive Vice President, Corporate Development and Strategy

Tom G. Vadaketh (i) (ii)	54	Executive Vice President and Chief Financial Officer

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

Ms. Hanley joined Cambrex in April 2009 and has served as Vice President, General Counsel and Corporate Secretary since February 2015. She previously served as Assistant General Counsel and Assistant Corporate Secretary, from January 2013 until February 2015. Ms. Hanley previously held the position of Senior Intellectual Property/Corporate Counsel and Assistant Secretary. Prior to joining Cambrex, Ms. Hanley worked at Alpharma Pharmaceuticals as Director of Intellectual Property and was an Associate with Lerner, David, Littenberg, Krumholtz & Mentlik, LLP, an intellectual property law firm.

Mr. Sargen joined Cambrex in February 2003 and currently serves as Executive Vice President, Corporate Development and Strategy since January 2017. He previously served as Executive Vice President and Chief Financial Officer from January 2011 to January 2017, and Vice President and Chief Financial Officer since February 2007. Mr. Sargen previously held the position of Vice President, Finance. Previously, he was with Exp@nets, Inc. from 1999 through 2002, serving in the roles of Executive Vice President, Finance/Chief Financial Officer and Vice President/Corporate Controller. From 1996 to 1998, he was with Fisher Scientific International’s Chemical Manufacturing Division, serving in the roles of Vice President, Finance and Controller. Mr. Sargen has also held various positions in finance, accounting and audit with Merck & Company, Inc., Heat and Control, Inc., and Deloitte & Touche.

Mr. Vadaketh joined Cambrex in January 2017 as Executive Vice President and Chief Financial Officer. Most recently Mr. Vadaketh was the Chief Financial Officer of the Crosby Group, and prior to that, he spent nine years in a variety of increasingly senior financial positions at Tyco International. In his last role at Tyco, he served as Vice President, Finance, Corporate Financial Planning & Analysis and Chief Financial Officer of Global Products. Prior to his time at Tyco, Mr. Vadaketh spent 15 years in a variety of senior financial roles at Procter & Gamble.

The remaining information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

Item 11     Executive Compensation.

The remaining information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

Item 12     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The remaining information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

Item 13     Certain Relationships and Related Transactions and Director Independence.

The remaining information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14     Principal Accountant Fees and Services.

The remaining information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

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

3.     The exhibits filed in this report are listed in the Exhibit Index on pages 83-85.

SCHEDULE II

CAMBREX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
		Charged/	Charged/
	Balance	(Credited) to	(Credited) to		Balance
	Beginning	Cost and	Other		End of
	of Year	Expenses	Accounts	Deductions	Year
Description
Year ended December 31, 2016:
Doubtful trade receivables and returns and allowances	$304	$61	$(24)	$-	$341
Deferred tax valuation allowance	9,863	1,673	(77)	-	11,459
Year ended December 31, 2015:
Doubtful trade receivables and returns and allowances	$346	$(11)	$(31)	$-	$304
Deferred tax valuation allowance	8,944	3,134	(2,215)	-	9,863
Year ended December 31, 2014:
Doubtful trade receivables and returns and allowances	$1,058	$61	$(130)	$643	$346
Deferred tax valuation allowance	32,407	(25,169)	1,706	-	8,944

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By:	/s/ Tom G. Vadaketh
Tom G. Vadaketh
Executive Vice President and Chief Financial Officer

Date: February 3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	STEVEN M. KLOSK	President and Chief Executive Officer,	February 3, 2017
	Steven M. Klosk	and Director

/s/	TOM G. VADAKETH	Executive Vice President and Chief Financial	February 3, 2017
	Tom G. Vadaketh	Officer (Principal Financial Officer
and Accounting Officer)

/s/	SHLOMO YANAI	Chairman of the Board of Directors	February 3, 2017
Shlomo Yanai

/s/	ROSINA B. DIXON	Director	February 3, 2017
Rosina B. Dixon, M.D.

/s/	CLAES GLASSELL	Director	February 3, 2017
Claes Glassell

/s/	LOUIS J. GRABOWSKY	Director	February 3, 2017
Louis J. Grabowsky

/s/	BERNHARD HAMPL, PhD	Director	February 3, 2017
Bernhard Hampl, PhD

/s/	KATHRYN RUDIE HARRIGAN	Director	February 3, 2017
Kathryn Rudie Harrigan, PhD

/s/	LEON J. HENDRIX, JR.	Director	February 3, 2017
Leon J. Hendrix, Jr.

/s/	ILAN KAUFTHAL	Director	February 3, 2017
Ilan Kaufthal

/s/	PETER G. TOMBROS	Director	February 3, 2017
Peter G. Tombros

EXHIBIT INDEX

Exhibit No.		Description

3.1	--	Restated Certificate of Incorporation of Cambrex Corporation.(O).

3.2	--	By Laws of Cambrex Corporation, as amended.(U).

4.1	--	Form of Certificate for shares of Common Stock of Cambrex Corporation.(C - Exhibit 4(a)).

4.2	--	2009 Long-Term Incentive Plan (as amended and restated April 29, 2015).(T)

10.1	--	Form of Non-Employee Directors Stock Option Agreement.(F).

10.2	--	Form of Performance Share Agreement.(R).

10.3	--

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

10.5	--	Shawn P. Cavanagh Offer of Employment Letter.(M).

10.6	--	Employment Agreement dated January 17, 2011 between Cambrex Corporation and Shawn P. Cavanagh.(M).

10.7	--	Cambrex Corporation Savings Plan.(D).

10.8	--	Cambrex Corporation Supplemental Retirement Plan.(E).

10.9	--	Employment Agreement dated February 6, 2007 between Cambrex Corporation and Gregory P. Sargen.(K).

10.10	--	2001 Performance Stock Option Plan.(G).

10.11	--	2003 Performance Stock Option Plan.(G).

10.12	--	2004 Performance Incentive Plan.(H).

10.13	--	2004 Incentive Plan.(I).

10.14	--	Administrative Consent Order of the New Jersey Department of Environmental Protection to Cosan Chemical Corporation, dated September 16, 1985.(C – Exhibit 10(Q)).

10.15	--	Form of Stock Option Agreement.(S).

10.16	--	Form of Performance Share Unit Agreement.(Q).

10.17	--	Executive Cash Incentive Plan.(P).

10.18	--	2012 Equity Incentive Plan for Non-Employee Directors.(P).

10.19	--	Gregory P. Sargen Offer of Employment Letter.(V).

10.20	--	Tom Vadaketh Offer of Employment Letter.(A).

10.21	--	Employment Agreement dated January 20, 2017 between Cambrex Corporation and Tom Vadaketh.(A).

21	--	Subsidiaries of registrant.(A).

23	--	Consent of BDO USA, LLP to the incorporation by reference of its report herein in Registration Statement Nos. 333-166260, 333-57404, 333-22017, 33-21374, 33-81782, 333-113612, 333-113613, 333-129473, 333-136529, 333-174124, 333-181053 and 333-190305 on Form S-8 of the registrant.(A).

31.1	--	CEO Certification pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended.(A).

31.2	--	CFO Certification pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended.(A).

32	--	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(B).

101.INS	--	XBRL Instance Document.(A)(N).

101.SCH	--	XBRL Taxonomy Extension Schema.(A)(N).

101.CAL	--	XBRL Taxonomy Extension Calculation Linkbase.(A)(N).

101.DEF	--	XBRL Taxonomy Extension Definition Linkbase.(A)(N).

101.LAB	--	XBRL Taxonomy Extension Label Linkbase.(A)(N).

101.PRE	--	XBRL Taxonomy Extension Presentation Linkbase.(A)(N).

See legend on following page

EXHIBIT INDEX

(A)	Filed herewith.

(B)	Furnished herewith.

(C)	Incorporated by reference to the indicated Exhibit to registrant's Registration Statement on Form S-1 (Registration No. 33-16419).

(D)	Incorporated by reference to registrant's Registration Statement on Form S-8 (Registration No. 33-81780) dated July 20, 1994.

(E)	Incorporated by reference to the registrant's Annual Report on Form 10-K for year end 1994 filed on March 24, 1995.

(F)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2013 filed on May 3, 2013.

(G)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-113612) dated March 15, 2004.

(H)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-113613) dated March 15, 2004.

(I)	Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-129473) dated November 4, 2005.

(J)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2011 filed on November 4, 2011.

(K)	Incorporated by reference to registrant’s Annual Report on Form 10-K for year end 2006 filed on March 15, 2007.

(L)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2007 filed on November 2, 2007.

(M)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated January 13, 2011.

(N)

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Income Statements for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

(O)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated April 30, 2012.

(P)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2012 filed May 4, 2012.

(Q)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2012 filed August 2, 2012.

(R)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for year end 2012 filed on February 7, 2013.

(S)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2013 filed August 1, 2013.

(T)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (Registration No. 333-206045) dated August 3, 2015.

(U)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated January 28, 2016.

(V)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for year end 2015 filed on February 9, 2016.