Form 10-Q
period 2017-03-31
CAMBREX CORP
filed 2017-05-04
CIK 820081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2017

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 1, 2017, there were 32,566,935 shares outstanding of the registrant’s Common Stock, $.10 par value.

CAMBREX CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This document contains and incorporates by reference forward-looking statements including statements regarding expected performance, including, but not limited to, the Company’s belief that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company, as well as other statements relating to expectations with respect to sales, the timing of orders, research and development expenditures, earnings per share, capital expenditures, the outcome of pending litigation (including environmental proceedings and remediation investigations) and related estimates of potential liability, acquisitions, divestitures, collaborations or other expansion opportunities. These statements may be identified by the fact that they use words such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “intend,” “estimate,” “believe” or similar expressions. Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations. The factors described in Item 1A of Part I contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, captioned “Risk Factors,” or otherwise described in the Company’s filings with the Securities and Exchange Commission, provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including, but not limited to, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rates, interest rates, technology, manufacturing and legal issues, including the outcome of outstanding litigation, changes in foreign exchange rates, uncollectible receivables, the timing of orders, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the Company’s ability to receive regulatory approvals for its products and continued demand in the U.S. for late stage clinical products or the successful outcome of the Company’s investment in new products.

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

Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,174	$74,141
Trade receivables, net	68,698	110,622
Other receivables	7,495	6,748
Inventories, net	151,534	123,184
Prepaid expenses and other current assets	5,903	7,960
Total current assets	332,804	322,655

Property, plant and equipment, net	223,767	217,092
Goodwill	40,663	40,323
Intangible assets, net	14,857	14,800
Deferred income taxes	11,630	13,061
Other non-current assets	3,757	3,934
Total assets	$627,478	$611,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,756	$42,873
Deferred revenue and advance payments	5,881	7,506
Taxes payable	11,454	9,469
Accrued expenses and other current liabilities	28,847	35,614
Total current liabilities	84,938	95,462

Advance payments	39,000	39,000
Deferred income taxes	6,585	6,921
Accrued pension benefits	42,758	43,109
Other non-current liabilities	23,682	21,946
Total liabilities	196,963	206,438

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 33,988,844 and 33,927,595 shares at respective dates	3,399	3,393
Additional paid-in capital	154,906	153,681
Retained earnings	347,241	327,376
Treasury stock, at cost, 1,433,909 and 1,583,909 shares at respective dates	(12,223)	(13,503)
Accumulated other comprehensive loss	(62,808)	(65,520)

Total stockholders' equity	430,515	405,427

Total liabilities and stockholders' equity	$627,478	$611,865

 See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

(unaudited – in thousands, except per share data)

	Three months ended
	March 31,
	2017	2016

Gross sales	$103,711	$93,935
Commissions, allowances and rebates	594	503

Net sales	103,117	93,432

Other revenue, net	1,889	1,309

Net revenues	105,006	94,741

Cost of goods sold	58,181	55,842

Gross profit	46,825	38,899

Operating expenses:
Selling, general and administrative expenses	15,754	14,045
Research and development expenses	3,890	3,478
Total operating expenses	19,644	17,523

Operating profit	27,181	21,376

Other expenses/(income):
Interest expense/(income), net	266	(55)
Other (income)/expenses, net	(12)	34

Income before income taxes	26,927	21,397

Provision for income taxes	5,812	6,552

Income from continuing operations	21,115	14,845

Loss from discontinued operations, net of tax	(1,250)	(263)

Net income	$19,865	$14,582

Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.65	$0.47
Loss from discontinued operations, net of tax	$(0.04)	$(0.01)
Net income	$0.61	$0.46

Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.63	$0.45
Loss from discontinued operations, net of tax	$(0.03)	$(0.01)
Net income	$0.60	$0.44

Weighted average shares outstanding:
Basic	32,454	31,886
Effect of dilutive stock based compensation	911	885
Diluted	33,365	32,771

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three months ended
	March 31,
	2017	2016

Net income	$19,865	$14,582

Other comprehensive income:

Foreign currency translation adjustments	2,468	7,095

Pension plan amortization of net actuarial loss and prior service cost, net of tax of $115 and $100 at respective dates	244	202

Comprehensive income	$22,577	$21,879

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$19,865	$14,582
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	7,185	5,578
Non-cash deferred revenue	(3,711)	(2,310)
Increase in inventory reserve	688	1,936
Unrealized loss/(gain) on foreign currency contracts	4	(1,006)
Stock based compensation	1,786	1,535
Deferred income tax provision	634	3,911
Other	(341)	238
Changes in assets and liabilities:
Trade receivables	43,313	45,861
Inventories	(28,246)	(21,009)
Prepaid expenses and other current assets	1,521	(3,993)
Accounts payable and other current liabilities	(9,982)	4,397
Deferred revenue and advance payments	1,450	39,926
Other non-current assets and liabilities	407	147
Discontinued operations:
Non-cash adjustments to net income	1,923	-
Net cash (used in)/provided by discontinued operations	(511)	382
Net cash provided by operating activities	35,985	90,175

Cash flows from investing activities:
Capital expenditures	(12,172)	(19,840)
Other	-	13
Net cash used in investing activities	(12,172)	(19,827)

Cash flows from financing activities:
Repayment of debt	-	(30,000)
Proceeds from stock options exercised	725	420
Other	-	4
Net cash provided by/(used in) financing activities	725	(29,576)

Effect of exchange rate changes on cash and cash equivalents	495	851

Net increase in cash and cash equivalents	25,033	41,623

Cash and cash equivalents at beginning of period	74,141	43,974

Cash and cash equivalents at end of period	$99,174	$85,597

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(1)       Basis of Presentation

Unless otherwise indicated by the context, "Cambrex" or the "Company" means Cambrex Corporation and subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared from the records of the Company. In the opinion of management, the financial statements include all adjustments, which are of a normal and recurring nature, except as otherwise described herein, and are necessary for a fair statement of financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2016.

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

(2)       Impact of Recently Issued Accounting Pronouncements

The following accounting pronouncements became effective for the Company in the first quarter of 2017:

Simplification of Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09 which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and classification in the statement of cash flows. This standard became effective for the Company on January 1, 2017. The new standard requires recognition of excess tax benefits that had not previously been recognized. The Company had no remaining unrecognized excess tax benefits as of December 31, 2016. All excess tax benefits and deficiencies in future periods will be recorded as part of the current period tax provision within the Income Statement. This will result in increased volatility in the Company’s effective tax rate. During the first quarter of 2017, the Company recognized a tax benefit of $2,654 which lowered the effective tax rate by 9.8%. No other provisions in this new standard had a significant impact on the consolidated financial statements including the Company’s accounting policy election to account for forfeitures when they occur.

To conform to the current year presentation, the Company reclassified $404 of excess tax benefits under financing activities to operating activities for the three months ended March 31, 2016 on the consolidated statement of cash flows.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11 which requires that inventory be measured at the lower of cost and net realizable value, which eliminates the other two options that currently exist for market, replacement cost and net realizable value less an approximately normal profit margin. This update became effective on January 1, 2017 and did not have a material impact on the Company’s consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(2)       Impact of Recently Issued Accounting Pronouncements (continued)

The following recently issued accounting pronouncements will become effective for the Company in the future:

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

Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans

In March 2017, the FASB issued ASU 2017-07 which amends the requirements in ASC 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined pension and other postretirement plans. The ASU requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such subtotal is presented. The ASU also requires entities to disclose the income statement lines that contain the other components if they are not presented separately. The ASU’s amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have an impact on its consolidated financial statements.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04 which simplifies the goodwill impairment test by eliminating Step 2 in the determination on whether goodwill should be considered impaired. Instead, an impairment charge should equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the new guidance and does not expect it to have an impact on its consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(3)       Net Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

Net inventories consist of the following:

	March 31,	December 31,
	2017	2016

Finished goods	$29,858	$29,117
Work in process	71,140	54,463
Raw materials	44,692	33,841
Supplies	5,844	5,763
Total	$151,534	$123,184

(4)       Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2017, is as follows:

Balance as of December 31, 2016	$40,323
Translation effect	340
Balance as of March 31, 2017	$40,663

Acquired intangible assets, which are amortized, consist of the following:

				As of March 31, 2017
	Amortization Period (years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internal-use software	3	-	7	$6,864	$(1,004)	$5,860
Technology-based intangibles		20		3,250	(1,137)	2,113
Customer-related intangibles	10	-	15	7,531	(647)	6,884
				$17,645	$(2,788)	$14,857

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

Amortization expense was $398 and $176 for the three months ended March 31, 2017 and 2016, respectively.

Amortization expense of intangible assets is expected to be approximately $1,872 for 2017, $1,975 for 2018 and 2019, and $1,959 for 2020 and 2021.

(5)       Restructuring Charges

In late 2015, the Board of Directors of the Company recommended that management evaluate strategic alternatives for Zenara due to a change in focus on higher growth initiatives as well as to reduce attention required by senior management to operate Zenara.

As a result of that evaluation, Cambrex management, with Board authority, committed to a plan to sell Zenara. On January 30, 2017, the Company transferred the assets and liabilities of Zenara to the buyer for consideration of approximately $3,000, which is held in escrow and recorded in current assets as part of “Other receivables.” The sales agreement gives the buyer complete control of the daily operations of Zenara. The proceeds will be released from escrow upon approval by Indian regulatory authorities which could take several months. Accordingly, as of January 30, 2017, the Company no longer includes Zenara in its reported results. For the three months ended March 31, 2016, the Company recorded expense of approximately $300 within “Selling, general and administrative expenses” for restructuring. Results of operations of Zenara were immaterial for the three months ended March 31, 2017.

(6)       Income Taxes

Income tax expense from continuing operations for the three months ended March 31, 2017 and 2016 was $5,812 and $6,552, respectively. The effective tax rate for the three months ended March 31, 2017 and 2016 was 21.6% and 30.6%, respectively. Tax expense for the three months ended March 31, 2017 was favorably impacted by $2,654 from the adoption of ASU 2016-09. The standard requires recognition immediately in the tax provision of certain effects of share-based payments that were possibly deferred under the previous guidance. Excluding the effects of applying the new standard, the effective tax rate for the three months ended March 31, 2017 was 31.4%.

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

None of the foreign currency forward contracts entered into during the three months ended March 31, 2017 and 2016 were designated for hedge accounting treatment. The notional amounts of the Company’s outstanding foreign exchange forward contracts were $35,553 and $20,896 at March 31, 2017 and December 31, 2016, respectively. The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

The fair value of the Company’s foreign exchange forward contracts outstanding was a loss of $4 and a gain $125 at March 31, 2017 and December 31, 2016, respectively. Losses are recorded in “Accrued expenses and other current liabilities” and gains are recorded in “Prepaid expenses and other current assets” on the balance sheet and “Other revenue, net” on the income statement.

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

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

 (8)      Fair Value Measurements (continued)

The following tables provide the assets and liabilities carried at fair value, measured on a recurring basis, as of March 31, 2017 and December 31, 2016.

		Fair Value Measurements at March 31, 2017 using:
Description	Total	Level 1	Level 2	Level 3
Foreign currency forwards, liabilities	$(4)	$-	$(4)	$-
Total	$(4)	$-	$(4)	$-

		Fair Value Measurements at December 31, 2016 using:
Description	Total	Level 1	Level 2	Level 3
Foreign currency forwards, assets	$125	$-	$125	$-
Total	$125	$-	$125	$-

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

(9)       Accumulated Other Comprehensive Income/(Loss)

The following tables provide the changes in AOCI by component (pension, net of tax) for the three months ended March 31, 2017 and 2016:

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of December 31, 2016	$(34,290)	$(31,230)	$(65,520)
Other comprehensive income before reclassifications	2,468	-	2,468
Amounts reclassified from accumulated other comprehensive loss	-	244	244
Net current-period other comprehensive income	2,468	244	2,712
Balance as of March 31, 2017	$(31,822)	$(30,986)	$(62,808)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(9)       Accumulated Other Comprehensive Income/(Loss) (continued)

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of December 31, 2015	$(25,880)	$(29,569)	$(55,449)
Other comprehensive income before reclassifications	7,095	-	7,095
Amounts reclassified from accumulated other comprehensive loss	-	202	202
Net current-period other comprehensive income	7,095	202	7,297
Balance as of March 31, 2016	$(18,785)	$(29,367)	$(48,152)

The following table provides the reclassifications from AOCI by component for the three months ended March 31, 2017 and 2016:

Details about AOCI Components	Three months ended March 31, 2017	Three months ended March 31, 2016

Amortization of defined benefit pension items:
Actuarial losses	$(346)	$(289)
Prior service costs	(13)	(13)
Total before tax	(359)	(302)
Tax benefit	115	100
Net of tax	$(244)	$(202)

Total reclassification for the period	$(244)	$(202)

The Company recognizes net periodic benefit cost, which includes amortization of actuarial losses and gains, and prior service costs in both “Selling, general and administrative expenses” and “Cost of goods sold” in its income statement depending on the functional area of the underlying employees included in the plan.

(10)     Stock Based Compensation

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for the stock options granted to employees during the three months ended March 31, 2017 was $21.02. No stock options were granted during the three months ended March 31, 2016.

For the three months ended March 31, 2017 and 2016, the Company recorded $998 and $852, respectively, in “Selling, general and administrative expenses” for stock options. As of March 31, 2017, the total compensation cost related to unvested stock options not yet recognized was $9,179. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.5 years.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(10)     Stock Based Compensation (continued)

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2016	1,519,338	$25.22
Granted	39,037	54.15
Exercised	(61,249)	11.83
Outstanding at March 31, 2017	1,497,126	26.52
Exercisable at March 31, 2017	655,524	$18.31

The aggregate intrinsic values for all stock options exercised for the three months ended March 31, 2017 and 2016 were $2,587 and $1,354, respectively. The aggregate intrinsic values for all stock options outstanding and exercisable as of March 31, 2017 were $42,712 and $24,082, respectively.

The following table is a summary of the Company’s unvested stock options, restricted stock and performance shares for which the requisite service period has not been rendered but that are expected to vest on the achievement of a performance condition:

	Unvested Stock Options		Unvested Restricted Stock		Unvested Performance Shares
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value

Unvested at December 31, 2016	817,540	$12.50	260	$41.05	316,750	$30.08
Granted	39,037	21.02	-	-	-	-
Vested during period	(14,975)	8.16	-	-	-	-
Unvested at March 31, 2017	841,602	$12.97	260	$41.05	316,750	$30.08

For all periods presented, the expense recorded for restricted stock awards, and unvested restricted stock expense not yet recognized, were immaterial.

The Company granted equity-settled performance shares (“PS”) to certain executives. PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of net revenue and EBITDA growth as compared to the net revenue and EBITDA growth of the members of a specified peer group of companies over a three year period. For the three months ended March 31, 2017 and 2016, the Company recorded $783 and $679, respectively, in “Selling, general and administrative expenses” related to these PS awards. As of March 31, 2017, total compensation cost related to unvested performance shares not yet recognized was $4,656. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.2 years.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(11)     Retirement Plans

Domestic Pension Plan

The components of net periodic benefit cost for the Company’s domestic pension plan (which was frozen in 2007) for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended
	March 31,
	2017	2016

Components of net periodic benefit cost
Interest cost	$554	$597
Expected return on plan assets	(677)	(662)
Recognized actuarial loss	200	194
Net periodic benefit cost	$77	$129

The Company’s Supplemental Executive Retirement Plan (which was frozen in 2007) is non-qualified and unfunded. Net periodic benefit cost for the three months ended March 31, 2017 and 2016 were $77 and $65, respectively.

International Pension Plan

The components of net periodic benefit cost for the Company’s international pension plan for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended
	March 31,
	2017	2016

Components of net periodic benefit cost
Service cost	$225	$188
Interest cost	175	187
Recognized actuarial loss	86	49
Amortization of prior service benefit	(1)	(1)
Net periodic benefit cost	$485	$423

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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. At March 31, 2017, the reserves were $18,122, of which $17,103 is included in “Other non-current liabilities” on the Company’s balance sheet. At December 31, 2016, these reserves were $16,703, of which $15,441 is included in “Other non-current liabilities” on the Company’s balance sheet. The increase in the reserves includes adjustments to reserves of $1,952, partially offset by payments of $533. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

Bayonne

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act. The Company intends to continue implementing a sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program. The results of the completed sampling, and any additional sampling deemed necessary, will be used to develop an estimate of the Company's future liability for remediation costs. New remedial requirements were identified during 2016, and site investigation continues. As of March 31, 2017, the Company’s reserve was $530.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(12)     Contingencies (continued)

Clifton and Carlstadt

The Company has implemented a sampling and pilot program in Clifton and Carlstadt, New Jersey pursuant to the NJDEP private oversight program. The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs, and the Company continues to move forward with the projects at each site in accordance with the established schedules and work plans. As of March 31, 2017, the Company’s reserve was $2,032.

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

In June 2016, the PRPs received a request from USEPA to amend the RI/FS Work Plan to accommodate a phased, iterative approach to the Berry’s Creek remediation. USEPA requested an initial interim remedy that focuses on a portion of the site, namely, sediments in Upper and Middle Berry’s Creek and the marsh in Upper Peach Island Creek. Any subsequent remedial action will occur after the implementation and performance monitoring of this interim remedy and the extent of future action is expected to be at least partially determined by the outcome of this initial phase. In April 2017, USEPA approved the requested addendum to the RI/FS Work Plan, which included the description of the phased and adaptive management approach to the Berry’s Creek remedy.

The scope of remedial activities in the initial interim remedy is currently being developed and based upon updated preliminary cost estimates, the Company recorded an additional pretax expense of $1,633 in the first quarter of 2017. As of March 31, 2017, the Company’s reserve was $9,909. The estimated costs for the initial interim remedy will be further developed over the next several months and the Company’s accrual may change based upon the final remedy selected and revisions to cost estimates. At this time it is not known when the costs for the complete remediation plan will be estimable, and as such, no accrual beyond the initial interim remedy has been recorded. The Company’s share has been preliminarily estimated by the PRP group at 2.4%. While the Company will defend its position that its share should be reduced from the current level, its share could be increased or decreased depending on the outcome of the final allocation process that will take place in future periods.

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

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(12)     Contingencies (continued)

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986. The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA. The PRPs will continue implementing the ground water remediation at the site. As of March 31, 2017, the Company’s reserve was $692 to cover long-term ground water monitoring and related costs.

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

Site clean-up work under the 1997 ROD, the Consent Decree and the 2013 stipulation is ongoing and is being jointly performed by Pfizer and the Company, with NYSDEC oversight. Since 2014, Pfizer and the Company have performed supplemental remedial investigation measures requested by the NYSDEC, and the findings have been submitted to NYSDEC in various reports, including a study evaluating the feasibility of certain remedial alternatives in August 2016. By letter dated January 5, 2017, NYSDEC disapproved such feasibility study report and requested certain revisions to the report. The Company and Pfizer responded to the disapproval, and further discussions with NYSDEC to address its requests are anticipated. As it is too soon to determine whether these reports and remedial plans, when finalized, will result in any significant changes to the Company’s responsibilities, no change to the reserve has been made. ELT Harriman, LLC ("ELT"), the current owner of the Harriman site, is conducting other investigation and remediation activities under a separate NYSDEC directive.

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC. The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000. As of March 31, 2017, the Company’s reserve was $3,465. At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

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

(in thousands, except share data)

(Unaudited)

(12)     Contingencies (continued)

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs. The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary. The PRPs are in the process of implementing a final remedy at the site. The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). While the Company continues to dispute the methodology used by the PRP group to arrive at its interim allocation for cash contributions, the Company has paid the funding requests. A final allocation of SCP Site costs (excluding Berry’s Creek costs) is expected to be finalized in 2017. As of March 31, 2017, the Company’s reserve was $808, of which approximately $517 is expected to be covered by insurance.

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

(13)     Discontinued Operations

For all periods presented, financial results for discontinued operations relate to environmental investigation and remediation expenses for divested sites. For the three months ended March 31, 2017 and 2016, the Company recorded $1,250 and $263, respectively, as losses from discontinued operations, net of tax. As of March 31, 2017 and December 31, 2016, liabilities recorded on the Company’s balance sheet related to discontinued operations were $18,122 and $16,703, respectively. At this time, we cannot reasonably estimate the period of time during which the involvement is expected to continue. Net cash used in discontinued operations for the three months ended March 31, 2017 were $511. Net cash provided by discontinued operations for the three months ended March 31, 2016 were $382. Refer to Note 12 to the Company’s consolidated financial statements for further disclosures on the Company’s environmental contingencies.

The following table is a reconciliation of the pre-tax loss on discontinued operations to the net loss on discontinued operations, as presented on the income statement:

	Three months ended March 31,
	2017	2016

Pre-tax loss from discontinued operations	$(1,923)	$(404)
Income tax benefit	673	141
Loss from discontinued operations, net of tax	$(1,250)	$(263)

CAMBREX CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following summarizes the Company’s performance for the first quarter of 2017:

●	Net revenue increased 10.8% on a reported basis compared to the first quarter of 2016. Net revenue, excluding currency impact, increased 12.8%.
●	Gross margins increased to 44.6% from 41.1% in the first quarter of 2016.
●	Net cash was $99,174 compared to $74,141 at December 31, 2016, an increase of $25,033

Results of Operations

Comparison of First Quarter 2017 versus First Quarter 2016

Gross sales in the first quarter of 2017 of $103,711 were $9,776 or 10.4% higher than the first quarter of 2016. Excluding a 1.3% unfavorable impact of foreign exchange compared to the first quarter of 2016, sales increased 11.7% as a result of higher volumes (15.1%) partially offset by lower pricing (3.4%). The increase in volumes was driven primarily by growth in controlled substances and generics, as well as the addition of Cambrex High Point.

Net revenue in the first quarter of 2017 of $105,006 were $10,265 or 10.8% higher than the first quarter of 2016. Excluding a 2.0% unfavorable impact of foreign exchange compared to the first quarter of 2016, net revenue increased 12.8%. The increase is the result of higher volumes as described above and royalties of $1,000 recorded as “Other revenue, net” in the Company’s income statement.

The following table reflects gross sales by geographic area for the first quarters of 2017 and 2016:

	First quarter
	2017	2016

Europe	$44,830	$47,146
North America	51,349	39,804
Asia	5,073	3,416
Other	2,459	3,569
Total gross sales	$103,711	$93,935

Gross margins in the first quarter of 2017 increased to 44.6% from 41.1% in the first quarter of 2016. The increase was primarily due to plant efficiencies, high capacity utilization, favorable product mix and royalty income partially offset by lower pricing. Gross profit in the first quarter of 2017 was $46,825 compared to $38,899 in the same period last year. Foreign currency had a negligible impact on gross margins.

Selling, general and administrative (“SG&A”) expenses of $15,754 in the first quarter of 2017 increased compared to $14,045 in the first quarter of 2016. The increase is mainly due to the addition of High Point (approximately $800) and higher personnel related expenses (approximately $400). SG&A as a percentage of net revenue was 15.0% and 14.8% in the first quarters of 2017 and 2016, respectively.

Results of Operations (continued)

Comparison of First Quarter 2017 versus First Quarter 2016 (continued)

Research and development (“R&D”) expenses of $3,890 were 3.7% of net revenue in the first quarter of 2017, compared to $3,478 or 3.7% of net revenue in the first quarter of 2016. The increase is primarily related to lower absorption of R&D expenses into inventory and cost of goods sold as a result of decreased revenue generating custom development activity.

Operating profit in the first quarter of 2017 was $27,181 compared to $21,376 in the first quarter of 2016. The increase in operating profit is due to higher gross profit partially offset by higher operating expenses as described above.

Net interest expense was $266 in the first quarter of 2017 compared to income of $55 in the first quarter of 2016. Higher interest expense is a result of the amortization of debt issuance costs in the first quarter of 2017 and higher commitment fees related to the new credit facility entered into during the second quarter of 2016. The Company did not have any debt outstanding during the first quarter of 2017. The average interest rate on debt was 1.9% in the first quarter of 2016.

Income tax expense from continuing operations in the first quarter of 2017 was $5,812 compared to $6,552 in the first quarter of 2016. The effective tax rate in the first quarter of 2017 was 21.6% compared to 30.6% in the first quarter of 2016. Tax expense in the first quarter of 2017 was favorably impacted by $2,654 from the adoption of ASU 2016-09. The standard requires recognition immediately in the tax provision of certain results of share-based payments that were possibly deferred under the previous guidance. Excluding the effects of applying the new standard, the effective tax rate for the three months ended March 31, 2017 was 31.4%.

Income from continuing operations in the first quarter of 2017 was $21,115, or $0.63 per diluted share, versus $14,845, or $0.45 per diluted share in the same period a year ago.

Liquidity and Capital Resources

During the first three months of 2017, cash provided by operations was $35,985 versus $90,175 in the same period a year ago. This decrease was primarily due to a $39,000 advance payment received in the first quarter of 2016, the payment of several large payables in the first quarter of 2017 and increased inventory to support sales in the remainder of 2017.

Cash flows used in investing activities in the first three months of 2017 mostly related to capital expenditures of $12,172 compared to $19,840 in the same period a year ago. Capital expenditures in the first three months of 2017 and 2016 primarily expanded the Company’s manufacturing capacity to support expected growth.

Cash flows provided by financing activities in the first three months of 2017 were $725 compared to $29,576 used in financing activities in the same period a year ago. The 2016 cash flows primarily relate to the pay down of the Company’s debt.

The Company expects to spend approximately $70,000 to $75,000 on capital expenditures during 2017.

Liquidity and Capital Resources (continued)

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

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, increased environmental remediation, returns on assets within the Company’s domestic pension plans, as well as other factors. See the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2016 for further explanation of factors that may negatively impact the Company’s cash flows.

As discussed more fully in Note 12 to the Consolidated Financial Statements, the Company continually receives additional information to develop estimates to record reserves for remediation activities at Berry’s Creek and other environmental sites. The timing and amount of any future cash payments are currently not known. While required payments could be material to the cash flows of any period, the resolution of these matters is not expected to materially impact the Company’s operations or financial position.

Any change in the current status of these factors could adversely impact the Company’s ability to fund operating cash flow requirements.

Impact of Recent Accounting Pronouncements

The following accounting pronouncements became effective for the Company in the first quarter of 2017:

Simplification of Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09 which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and classification in the statement of cash flows. This standard became effective for the Company on January 1, 2017. The new standard requires recognition of excess tax benefits that had not previously been recognized. The Company had no remaining unrecognized excess tax benefits as of December 31, 2016. All excess tax benefits and deficiencies in future periods will be recorded as part of the current period tax provision within the Income Statement. This will result in increased volatility in the Company’s effective tax rate. During the first quarter of 2017, the Company recognized a tax benefit of $2,654 which lowered the effective tax rate by 9.8%. No other provisions in this new standard had a significant impact on the consolidated financial statements including the Company’s accounting policy election to account for forfeitures when they occur.

To conform to the current year presentation, the Company reclassified $404 of excess tax benefits under financing activities to operating activities for the three months ended March 31, 2016 on the consolidated statement of cash flows.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11 which requires that inventory be measured at the lower of cost and net realizable value, which eliminates the other two options that currently exist for market, replacement cost and net realizable value less an approximately normal profit margin. This update became effective on January 1, 2017 and did not have a material impact on the Company’s consolidated financial statements.

The following recently issued accounting pronouncements will become effective for the Company in the future:

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

Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans

In March 2017, the FASB issued ASU 2017-07 which amends the requirements in ASC 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined pension and other postretirement plans. The ASU requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such subtotal is presented. The ASU also requires entities to disclose the income statement lines that contain the other components if they are not presented separately. The ASU’s amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have an impact on its consolidated financial statements.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04 which simplifies the goodwill impairment test by eliminating Step 2 in the determination on whether goodwill should be considered impaired. Instead, an impairment charge should equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the new guidance and does not expect it to have an impact on its consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first three months of 2017. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2016.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first three months of 2017. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2016.

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

* Filed herewith
** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Income Statements for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By:	/s/ Tom G. Vadaketh
Tom G. Vadaketh
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as the
Registrant's Principal Financial Officer)

Dated: May 4, 2017