Form 10-Q
period 2017-06-30
CAMBREX CORP
filed 2017-08-04
CIK 820081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2017

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

As of July 31, 2017, there were 32,729,626 shares outstanding of the registrant’s Common Stock, $.10 par value.

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

Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,177	$74,141
Trade receivables, net	99,064	110,622
Other receivables	9,001	6,748
Inventories, net	156,576	123,184
Prepaid expenses and other current assets	7,421	7,960
Total current assets	366,239	322,655

Property, plant and equipment, net	237,796	217,092
Goodwill	42,304	40,323
Intangible assets, net	14,590	14,800
Deferred income taxes	8,611	13,061
Other non-current assets	3,541	3,934

Total assets	$673,081	$611,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,129	$42,873
Deferred revenue and advance payments	7,766	7,506
Taxes payable	4,206	9,469
Accrued expenses and other current liabilities	37,254	35,614
Total current liabilities	88,355	95,462

Advance payments	39,000	39,000
Deferred income taxes	7,443	6,921
Accrued pension benefits	43,934	43,109
Other non-current liabilities	23,787	21,946
Total liabilities	202,519	206,438

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 34,151,275 and 33,927,595 shares at respective dates	3,415	3,393
Additional paid-in capital	159,383	153,681
Retained earnings	372,271	327,376
Treasury stock, at cost, 1,433,649 and 1,583,909 shares at respective dates	(12,221)	(13,503)
Accumulated other comprehensive loss	(52,286)	(65,520)

Total stockholders' equity	470,562	405,427

Total liabilities and stockholders' equity	$673,081	$611,865

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

(unaudited – in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Gross sales	$134,487	$119,054	$238,198	$212,989
Commissions, allowances and rebates	649	833	1,243	1,336

Net sales	133,838	118,221	236,955	211,653

Other revenues, net	716	417	2,605	1,726

Net revenue	134,554	118,638	239,560	213,379

Cost of goods sold	77,052	70,081	135,233	125,923

Gross profit	57,502	48,557	104,327	87,456

Operating expenses:
Selling, general and administrative expenses	18,480	13,607	34,234	27,652
Research and development expenses	4,467	4,125	8,357	7,603
Total operating expenses	22,947	17,732	42,591	35,255

Operating profit	34,555	30,825	61,736	52,201

Other expenses/(income):
Interest expense/(income), net	388	46	654	(9)
Other (income)/expenses, net	(131)	180	(143)	214

Income before income taxes	34,298	30,599	61,225	51,996

Provision for income taxes	9,174	9,789	14,986	16,341

Income from continuing operations	25,124	20,810	46,239	35,655

Loss from discontinued operations, net of tax	(94)	(316)	(1,344)	(579)

Net income	$25,030	$20,494	$44,895	$35,076

Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.77	$0.65	$1.42	$1.12
Loss from discontinued operations, net of tax	$(0.00)	$(0.01)	$(0.04)	$(0.02)
Net income	$0.77	$0.64	$1.38	$1.10

Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.75	$0.63	$1.38	$1.09
Loss from discontinued operations, net of tax	$(0.00)	$(0.01)	$(0.04)	$(0.02)
Net income	$0.75	$0.62	$1.34	$1.07

Weighted average shares outstanding:
Basic	32,629	32,063	32,542	31,975
Effect of dilutive stock based compensation	840	863	874	873
Diluted	33,469	32,926	33,416	32,848

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$25,030	$20,494	$44,895	$35,076

Other comprehensive income/(loss):

Foreign currency translation adjustments	10,279	(6,383)	12,747	712

Pension plan amortization of net actuarial loss and prior service cost, net of tax of $117, $100, $232 and $200 at respective dates	243	202	487	404

Comprehensive income	$35,552	$14,313	$58,129	$36,192

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six months ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$44,895	$35,076
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	14,827	11,274
Non-cash deferred revenue	(4,115)	(2,616)
Increase in inventory reserve	2,318	5,089
Unrealized gain on foreign currency contracts	(1,069)	(148)
Stock based compensation	4,033	3,300
Deferred income tax provision	1,969	8,872
Other	(146)	454
Changes in assets and liabilities:
Trade receivables	15,047	15,022
Inventories	(31,165)	(35,021)
Prepaid expenses and other current assets	(1,308)	(5,461)
Accounts payable and other current liabilities	(13,180)	(11,665)
Deferred revenue and advance payments	3,298	40,758
Other non-current assets and liabilities	563	652
Discontinued operations:
Non-cash adjustments to net income	2,300	-
Net cash used in discontinued operations	(1,190)	(195)
Net cash provided by operating activities	37,077	65,391

Cash flows from investing activities:
Capital expenditures	(22,862)	(26,553)
Proceeds from sale of assets	-	13
Net cash used in investing activities	(22,862)	(26,540)

Cash flows from financing activities:
Repayment of debt	-	(30,000)
Proceeds from stock options exercised	2,973	1,956
Debt issuance costs	-	(2,515)
Net cash provided by/(used in) financing activities	2,973	(30,559)

Effect of exchange rate changes on cash and cash equivalents	2,848	207

Net increase in cash and cash equivalents	20,036	8,499

Cash and cash equivalents at beginning of period	74,141	43,974

Cash and cash equivalents at end of period	$94,177	$52,473

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

(2)	Impact of Recently Issued Accounting Pronouncements

The following accounting pronouncements became effective for the Company in the first six months of 2017:

Simplification of Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09 which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and classification in the statement of cash flows. This standard became effective for the Company on January 1, 2017. The new standard requires recognition of excess tax benefits that had not previously been recognized. The Company had no remaining unrecognized excess tax benefits as of December 31, 2016. All excess tax benefits and deficiencies in future periods will be recorded as part of the current period tax provision within the Income Statement. This will result in increased volatility in the Company’s effective tax rate. During the first six months of 2017, the Company recognized a tax benefit of $4,379 which lowered the effective tax rate by 7.1%. No other provisions in this new standard had a significant impact on the consolidated financial statements including the Company’s accounting policy election to account for forfeitures when they occur.

To conform to the current year presentation, the Company reclassified $770 of excess tax benefits under financing activities to operating activities for the six months ended June 30, 2016 on the consolidated statement of cash flows.

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

The Company continues to evaluate the impact of adoption of the new standard. As part of this evaluation, the Company has identified the revenue streams and reviewed the related critical customer contract terms and provisions. The Company has concluded that the timing of the recognition of revenue for certain products that was previously recognized upon delivery will be recognized over time utilizing a measure of progress toward satisfaction of the performance obligations. These products, which represented 63% of 2016 net revenue, are typically manufactured exclusively for specific customers and have no other alternative use. Generally, under these customer agreements, Cambrex is entitled to compensation for progress to date that includes an element of profit margin. The Company expects to adopt the new standard using the modified retrospective method. Upon adoption of the new standard, the Company will be required to make an estimate of the progress completed to date for these products and record the net effect as a cumulative effect adjustment in the equity section. This adjustment will cause the 2018 Income Statement to have lower sales and associated costs since they will be recorded in equity at adoption. Depending on the amount of these projects in process at the end of 2017, the adjustment could be significant. The Company will also record a contract asset for the unbilled revenue and a reduction in inventory. The Company continues to assess the impact of the related disclosures as well as finalizing a methodology and process for recognizing product revenue over time.

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

Scope of Modification Accounting, Stock Based Compensation

In May 2017, the FASB issued ASU 2017-09 which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

(3)      Net Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

Net inventories consist of the following:

	June 30,	December 31,
	2017	2016

Finished goods	$41,123	$29,117
Work in process	70,187	54,463
Raw materials	38,852	33,841
Supplies	6,414	5,763
Total	$156,576	$123,184

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(4)     Goodwill and Intangible Assets

   The change in the carrying amount of goodwill for the six months ended June 30, 2017, is as follows:

Balance as of December 31, 2016	$40,323
Translation effect	1,981
Balance as of June 30, 2017	$42,304

Acquired intangible assets, which are amortized, consist of the following:

				As of June 30, 2017
	Amortization Period (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internal-use software	3	-	7	$6,940	$(1,283)	$5,657
Technology-based intangibles		20		3,469	(1,258)	2,211
Customer-related intangibles	10	-	15	7,573	(851)	6,722
				$17,982	$(3,392)	$14,590

				As of December 31, 2016
	Amortization Period (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internal-use software	3	-	7	$6,444	$(829)	$5,615
Technology-based intangibles		20		3,204	(1,082)	2,122
Customer-related intangibles	10	-	15	7,522	(459)	7,063
				$17,170	$(2,370)	$14,800

The change in the gross carrying amount is due to additions and the impact of foreign currency translation.

Amortization expense was $500 and $898 for the three and six months ended June 30, 2017, respectively. Amortization expense was $211 and $387 for the three and six months ended June 30, 2016, respectively.

Amortization expense related to intangible assets is expected to be approximately $1,871 for 2017, $1,995 for 2018 and 2019, and $1,979 for 2020 and 2021.

(5)     Income Taxes

Income tax expense from continuing operations for the three and six months ended June 30, 2017 was $9,174 and $14,986, respectively, compared to $9,789 and $16,341 for the three and six months ended June 30, 2016, respectively. The effective tax rate for the three and six months ended June 30, 2017 was 26.7% and 24.5%, respectively, compared to 32.0% and 31.4% for the three and six months ended June 30, 2016, respectively. Tax expense for the six months ended June 30, 2017 was favorably impacted by $4,379 as a result of applying ASU 2016-09. The standard requires recognition immediately in the tax provision of certain effects of share-based payments that were possibly deferred under the previous guidance. Excluding the effects of applying the new standard, the effective tax rate for the six months ended June 30, 2017 was 31.6%.

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

None of the foreign currency forward contracts entered into during the six months ended June 30, 2017 and 2016 were designated for hedge accounting treatment. The notional amounts of the Company’s outstanding foreign exchange forward contracts were $44,019 and $20,896 at June 30, 2017 and December 31, 2016, respectively. The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

The fair value of the Company’s foreign exchange forward contracts outstanding was a gain of $1,069 and $125 at June 30, 2017 and December 31, 2016, respectively. Losses are recorded in “Accrued expenses and other current liabilities” and gains are recorded in “Prepaid expenses and other current assets” on the balance sheet and “Other revenues, net” on the income statement.

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

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of June 30, 2017 and December 31, 2016:

Fair Value - Level 2	June 30, 2017	December 31, 2016
Foreign currency forwards, assets	$1,069	$125

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

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(8)      Accumulated Other Comprehensive Income/(Loss)

The following tables provide the changes in AOCI by component (pension, net of tax) for the three months ended June 30, 2017 and 2016:

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of March 31, 2017	$(31,822)	$(30,986)	$(62,808)
Other comprehensive income before reclassifications	10,279	-	10,279
Amounts reclassified from accumulated other comprehensive loss	-	243	243
Net current-period other comprehensive income	10,279	243	10,522
Balance as of June 30, 2017	$(21,543)	$(30,743)	$(52,286)

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of March 31, 2016	$(18,785)	$(29,367)	$(48,152)
Other comprehensive loss before reclassifications	(6,383)	-	(6,383)
Amounts reclassified from accumulated other comprehensive loss	-	202	202
Net current-period other comprehensive (loss)/income	(6,383)	202	(6,181)
Balance as of June 30, 2016	$(25,168)	$(29,165)	$(54,333)

The following tables provide the changes in AOCI by component (pension, net of tax) for the six months ended June 30, 2017 and 2016:

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of December 31, 2016	$(34,290)	$(31,230)	$(65,520)
Other comprehensive income before reclassifications	12,747	-	12,747
Amounts reclassified from accumulated other comprehensive loss	-	487	487
Net current-period other comprehensive income	12,747	487	13,234
Balance as of June 30, 2017	$(21,543)	$(30,743)	$(52,286)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(8)      Accumulated Other Comprehensive Income/(Loss) (continued)

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of December 31, 2015	$(25,880)	$(29,569)	$(55,449)
Other comprehensive income before reclassifications	712	-	712
Amounts reclassified from accumulated other comprehensive loss	-	404	404
Net current-period other comprehensive income	712	404	1,116
Balance as of June 30, 2016	$(25,168)	$(29,165)	$(54,333)

The following tables provide the reclassifications from AOCI by component for the three and six months ended June 30, 2017 and 2016:

Details about AOCI Components	Three months ended June 30, 2017	Six months ended June 30, 2017

Amortization of defined benefit pension items:
Actuarial losses	$(347)	$(693)
Prior service costs	(13)	(26)
Total before tax	(360)	(719)
Tax benefit	117	232
Net of tax	$(243)	$(487)

Total reclassification for the period	$(243)	$(487)

Details about AOCI Components	Three months ended June 30, 2016	Six months ended June 30, 2016

Amortization of defined benefit pension items:
Actuarial losses	$(290)	$(579)
Prior service costs	(12)	(25)
Total before tax	(302)	(604)
Tax benefit	100	200
Net of tax	$(202)	$(404)

Total reclassification for the period	$(202)	$(404)

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

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(9)      Stock Based Compensation

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for the stock options granted to employees during the three and six months ended June 30, 2017 were $18.37 and $20.14, respectively. The weighted-average fair value per share for the stock options granted to employees during the three and six months ended June 30, 2016 was $13.82.

For the three months ended June 30, 2017 and 2016, the Company recorded $1,128 and $972, respectively, in “Selling, general and administrative expenses” for stock options. For the six months ended June 30, 2017 and 2016, the Company recorded $2,126 and $1,824, respectively, in “Selling, general and administrative expenses” for stock options. As of June 30, 2017, the total compensation cost related to unvested stock options not yet recognized was $8,411. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.2 years.

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2016	1,519,338	$25.22
Granted	39,037	54.15
Exercised	(61,249)	11.83
Outstanding at March 31, 2017	1,497,126	26.52
Granted	19,598	58.98
Exercised	(162,431)	13.84
Outstanding at June 30, 2017	1,354,293	28.51
Exercisable at June 30, 2017	505,909	$19.70

The aggregate intrinsic values for all stock options exercised for the three and six months ended June 30, 2017 were $6,755 and $9,342, respectively. The aggregate intrinsic values for all stock options exercised for the three and six months ended June 30, 2016 were $6,668 and $8,022, respectively. The aggregate intrinsic values for all stock options outstanding and exercisable as of June 30, 2017 were $42,307 and $20,262, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(9)      Stock Based Compensation (continued)

The following table is a summary of the Company’s unvested stock options, restricted stock and performance shares for which the requisite service period has not been rendered but that are expected to vest on the achievement of a performance condition:

	Unvested Stock Options		Unvested Restricted Stock		Unvested Performance Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value

Unvested at December 31, 2016	817,540	$12.50	260	$41.05	316,750	$30.08
Granted	39,037	21.02	-	-	-	-
Vested during period	(14,975)	8.16	-	-	-	-
Unvested at March 31, 2017	841,602	12.97	260	41.05	316,750	30.08
Granted	19,598	18.37	9,496	58.98	5,750	41.36
Vested during period	(12,816)	8.50	(260)	41.05	-	-
Unvested at June 30, 2017	848,384	$13.17	9,496	$58.98	322,500	$30.28

For the three months ended June 30, 2017 and 2016, the Company recorded $188 and $161, respectively, in “Selling, general and administrative expenses” for restricted stock awards. For the six months ended June 30, 2017 and 2016, the Company recorded $194 and $166, respectively, in “Selling, general and administrative expenses” for restricted stock awards. As of June 30, 2017, total compensation cost related to unvested restricted stock not yet recognized was $373. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.3 years.

The Company granted equity-settled performance shares (“PS”) to certain executives. PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of net revenue and EBITDA growth as compared to the net revenue and EBITDA growth of the members of a specified peer group of companies over a three year period. For the three months ended June 30, 2017 and 2016, the Company recorded $930 and $631, respectively, in “Selling, general and administrative expenses” related to these PS awards. For the six months ended June 30, 2017 and 2016, the Company recorded $1,713 and $1,310, respectively, in “Selling, general and administrative expenses” related to these PS awards. As of June 30, 2017, total compensation cost related to unvested performance shares not yet recognized was $3,964. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.0 year.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(10)    Retirement Plans

Domestic Pension Plan

The components of net periodic benefit cost for the Company’s domestic pension plan (which was frozen in 2007) for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Components of net periodic benefit cost
Interest cost	$554	$598	$1,108	$1,195
Expected return on plan assets	(677)	(662)	(1,354)	(1,324)
Recognized actuarial loss	200	194	400	388
Net periodic benefit cost	$77	$130	$154	$259

The Company’s Supplemental Executive Retirement Plan (which was frozen in 2007) is non-qualified and unfunded. Net periodic benefit cost for the three months ended June 30, 2017 and 2016 were $77 and $64, respectively. Net periodic benefit cost for the six months ended June 30, 2017 and 2016 were $154 and $129, respectively.

International Pension Plan

The components of net periodic benefit cost for the Company’s international pension plan for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Components of net periodic benefit cost
Service cost	$228	$187	$453	$375
Interest cost	178	187	353	374
Recognized actuarial loss	88	49	174	98
Amortization of prior service benefit	(1)	(1)	(2)	(2)
Net periodic benefit cost	$493	$422	$978	$845

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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. At June 30, 2017, the reserves were $17,706, of which $16,950 is included in “Other non-current liabilities” on the Company’s balance sheet. At December 31, 2016, these reserves were $16,703, of which $15,441 is included in “Other non-current liabilities” on the Company’s balance sheet. The increase in the reserves includes adjustments to reserves of $2,300, partially offset by payments of $1,297. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

Bayonne

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act. The Company intends to continue implementing a sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program. The results of future sampling will be used to develop an estimate of the Company’s future liability for remediation costs. New remedial requirements resulting from the on-going site investigation were identified during the first quarter of 2017, and site investigation continues. As of June 30, 2017, the Company’s reserve was $462.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(11)    Contingencies (continued)

Clifton and Carlstadt

The Company has implemented a sampling and pilot program in Clifton and Carlstadt, New Jersey pursuant to the NJDEP private oversight program. The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs, and the Company continues to move forward with the projects at each site in accordance with the established schedules and work plans. As of June 30, 2017, the Company’s reserve was $1,947.

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

The scope of remedial activities in the initial interim remedy is currently being developed and based upon preliminary cost estimates, the Company’s reserve was $9,909 as of June 30, 2017. The estimated costs for the initial interim remedy may be further developed over the next several months and the Company’s accrual may change based upon the final remedy selected and revisions to cost estimates. At this time it is not known when the costs for the complete remediation plan will be estimable, and as such, no accrual beyond the initial interim remedy has been recorded. The Company’s share has been preliminarily estimated by the PRP group at 2.37%. While the Company will defend its position that its share should be reduced from the current level, its share could be increased or decreased depending on the outcome of the final allocation process that will take place in future periods.

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

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986. The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA. The PRPs will continue implementing the ground water remediation at the site. In May 2017, the Company made a payment to USEPA in the amount of $363 for ongoing oversight costs. As of June 30, 2017, the Company’s reserve was $329, to cover long-term ground water monitoring and related costs.

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

Site clean-up work under the 1997 ROD, the Consent Decree and the 2013 stipulation is ongoing and is being jointly performed by Pfizer and the Company, with NYSDEC oversight. Since 2014, Pfizer and the Company have performed supplemental remedial investigation measures requested by the NYSDEC, and the findings have been submitted to NYSDEC in various reports, including a study evaluating the feasibility of certain remedial alternatives in August 2016. By letter dated January 5, 2017, NYSDEC disapproved such feasibility study report and requested certain revisions to the report. The Company and Pfizer engaged in further discussions with NYSDEC and have agreed to submit a revised version of the August 2016 feasibility study to address certain of NYSDEC’s requests.

As it is too soon to determine whether these reports and remedial plans, when finalized, will result in any significant changes to the Company’s responsibilities, no change to the reserve has been made. ELT Harriman, LLC ("ELT"), the current owner of the Harriman site, is conducting other investigation and remediation activities under a separate NYSDEC directive.

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC. The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000. As of June 30, 2017, the Company’s reserve was $3,465. At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

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

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs. The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary. The PRPs are in the process of implementing a final remedy at the site. The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). While the Company continues to dispute the methodology used by the PRP group to arrive at its interim allocation for cash contributions, the Company has paid the funding requests. A final allocation of SCP Site costs (excluding Berry’s Creek costs) is expected to be finalized in 2017. As of June 30, 2017, the Company’s reserve was $808, of which approximately $517 is expected to be covered by insurance.

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

(12)    Discontinued Operations

  For all periods presented, financial results for discontinued operations relate to environmental investigation and remediation expenses for divested sites. For the three months ended June 30, 2017 and 2016, the Company recorded $94 and $316, respectively, as losses from discontinued operations, net of tax. For the six months ended June 30, 2017 and 2016, the Company recorded $1,344 and $579, respectively, as losses from discontinued operations, net of tax. As of June 30, 2017 and December 31, 2016, liabilities recorded on the Company’s balance sheet related to discontinued operations were $17,706 and $16,703, respectively. At this time, we cannot reasonably estimate the period of time during which the involvement is expected to continue. Net cash used in discontinued operations for the six months ended June 30, 2017 and 2016 were $1,190 and $195, respectively. Refer to Note 11 to the Company’s consolidated financial statements for further disclosures on the Company’s environmental contingencies.

 The following table is a reconciliation of the pre-tax loss on discontinued operations to the net loss on discontinued operations, as presented on the income statement:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Pre-tax loss from discontinued operations	$(149)	$(487)	$(2,072)	$(891)
Income tax benefit	55	171	728	312
Loss from discontinued operations, net of tax	$(94)	$(316)	$(1,344)	$(579)

CAMBREX CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following summarizes the Company’s performance for the second quarter of 2017:

●	Net revenue increased 13.4% on a reported basis compared to the second quarter of 2016. Net revenue, excluding currency impact, increased 15.0%.
●	Gross margins increased to 42.7% from 40.9% in the second quarter of 2016.
●	Net cash was $94,177 compared to $74,141 at December 31, 2016, an increase of $20,036.

Results of Operations

Comparison of Second Quarter 2017 versus Second Quarter 2016

Gross sales in the second quarter of 2017 of $134,487 were $15,433 or 13.0% higher than the second quarter of 2016. Excluding a 1.5% unfavorable impact of foreign exchange compared to the second quarter of 2016, sales increased 14.5% as a result of higher volumes (16.2%) partially offset by lower pricing (1.7%). The increase in volumes was driven primarily by growth in innovator products and controlled substances as well as the addition of Cambrex High Point.

Net revenue in the second quarter of 2017 of $134,554 were $15,916 or 13.4% higher than the second quarter of 2016. Excluding a 1.6% unfavorable impact of foreign exchange compared to the second quarter of 2016, net revenue increased 15.0%. The increase is the result of higher volumes as described above.

The following table reflects gross sales by geographic area for the second quarters of 2017 and 2016:

	Second quarter
	2017	2016

Europe	$90,474	$76,804
North America	36,145	34,427
Asia	5,135	5,398
Other	2,733	2,425
Total gross sales	$134,487	$119,054

Gross margins in the second quarter of 2017 increased to 42.7% from 40.9% in the second quarter of 2016. The increase was primarily driven by high capacity utilization and manufacturing efficiency improvements partially offset by unfavorable product mix and lower pricing. Gross profit in the second quarter of 2017 was $57,502 compared to $48,557 in the same period last year. Foreign currency favorably impacted gross margins by 0.6%.

Selling, general and administrative (“SG&A”) expenses of $18,480 in the second quarter of 2017 increased compared to $13,607 in the second quarter of 2016. The increase is mainly due to higher personnel costs (approximately $2,200), the addition of Cambrex High Point (approximately $900), medical expenses (approximately $900) and due diligence costs related to acquisition opportunities (approximately $700). SG&A, as a percentage of net revenue, was 13.7% and 11.5% in the second quarters of 2017 and 2016, respectively.

Results of Operations (continued)

Comparison of Second Quarter 2017 versus Second Quarter 2016 (continued)

Research and development (“R&D”) expenses of $4,467 were 3.3% of net revenue in the second quarter of 2017, compared to $4,125 or 3.5% of net revenue in the second quarter of 2016.

Operating profit in the second quarter of 2017 was $34,555 compared to $30,825 in the second quarter of 2016. The increase in operating profit is due to higher gross profit partially offset by higher operating expenses as described above.

Net interest expense was $388 in the second quarter of 2017 compared to $46 in the second quarter of 2016. Higher interest expense is the result of higher amortization of debt issuance costs and higher commitment fees related to the new credit facility entered into during the second quarter of 2016. The Company did not have any debt outstanding as of June 30, 2017 and 2016.

Income tax expense from continuing operations in the second quarter of 2017 was $9,174 compared to $9,789 in the second quarter of 2016. The effective tax rate in the second quarter of 2017 was 26.7% compared to 32.0% in the second quarter of 2016. Tax expense in the second quarter of 2017 was favorably impacted by $1,725 from the adoption of ASU 2016-09. The standard requires recognition immediately in the tax provision of certain results of share-based payments that were possibly deferred under the previous guidance. Excluding the effects of applying the new standard, the effective tax rate for the three months ended June 30, 2017 was 31.8%.

Income from continuing operations in the second quarter of 2017 was $25,124, or $0.75 per diluted share, versus $20,810, or $0.63 per diluted share in the same period a year ago.

Comparison of First Six Months of 2017 versus First Six Months of 2016

Gross sales in the first six months of 2017 of $238,198 were $25,209 or 11.8% higher than the first six months of 2016. Excluding a 1.4% unfavorable impact of foreign exchange compared to the second quarter of 2016, sales increased 13.2% as a result of higher volumes (16.3%) partially offset by lower pricing (3.1%). The increase in volumes was driven primarily by growth in innovator products and controlled substances as well as the addition of Cambrex High Point.

Net revenue in the first six months of 2017 of $239,560 were $26,181 or 12.3% higher than the first six months of 2016. Excluding a 1.7% unfavorable impact of foreign exchange compared to the first six months of 2016, net revenue increased 14.0%. The increase is the result of higher volumes as described above and royalties of $1,000 recorded as “Other revenues, net” in the Company’s income statement.

Comparison of First Six Months of 2017 versus First Six Months of 2016 (continued)

The following table reflects gross sales by geographic area for the first six months of 2017 and 2016:

	First six months
	2017	2016

Europe	$135,304	$123,949
North America	87,494	74,232
Asia	10,208	8,814
Other	5,192	5,994
Total gross sales	$238,198	$212,989

Gross margins in the first six months of 2017 increased to 43.5% from 41.0% in the first six months of 2016. The increase was primarily due to plant efficiencies, high capacity utilization and royalty income partially offset by lower pricing. Gross profit in the second quarter of 2017 was $104,327 compared to $87,456 in the same period last year. Foreign currency favorably impacted gross margins by 0.5%.

Selling, general and administrative (“SG&A”) expenses of $34,234 in the first six months of 2017 increased compared to $27,652 in the first six months of 2016. The increase is mainly due to higher personnel costs (approximately $2,800), the addition of Cambrex High Point (approximately $1,700), medical expenses (approximately $1,400) and due diligence costs related to acquisition opportunities (approximately $500).  SG&A, as a percentage of net revenue, was 14.3% and 13.0% in the first six months of 2017 and 2016, respectively.

Research and development (“R&D”) expenses of $8,357 were 3.5% of net revenue in the first six months of 2017, compared to $7,603 or 3.6% of net revenue in the first six months of 2016. The increase is primarily related to lower absorption of R&D expenses into inventory and cost of goods sold.

Operating profit in the first six months of 2017 was $61,736 compared to $52,201 in the first six months of 2016. The increase in operating profit is due to higher gross profit partially offset by higher operating expenses as described above.

Net interest expense was $654 in the first six months of 2017 compared to income of $9 in the first six months of 2016. Higher interest expense is the result of higher amortization of debt issuance costs, higher commitment fees related to the new credit facility entered into during the second quarter of 2016 and lower capitalized interest as a result of the completion of several large projects in 2016. The Company did not have any debt outstanding as of June 30, 2017 and 2016.

Income tax expense from continuing operations in the first six months of 2017 was $14,986 compared to $16,341 in the first six months of 2016. The effective tax rate in the first six months of 2017 was 24.5% compared to 31.4% in the first six months of 2016. Tax expense in the first six months of 2017 was favorably impacted by $4,379 from the adoption of ASU 2016-09. The standard requires recognition immediately in the tax provision of certain results of share-based payments that were possibly deferred under the previous guidance. Excluding the effects of applying the new standard, the effective tax rate for the six months ended June 30, 2017 was 31.6%.

Income from continuing operations in the first six months of 2017 was $46,239, or $1.38 per diluted share, versus $35,655, or $1.09 per diluted share in the same period a year ago.

Liquidity and Capital Resources

During the first six months of 2017, cash provided by operations was $37,077 versus $65,391 in the same period a year ago. This decrease was primarily due to a $39,000 advance payment received in the first quarter of 2016.

Cash flows used in investing activities in the first six months of 2017 mostly related to capital expenditures of $22,862 compared to $26,553 in the same period a year ago. Capital expenditures in the first six months of 2017 and 2016 primarily expanded the Company’s manufacturing capacity to support expected growth.

Cash flows provided by financing activities in the first six months of 2017 were $2,973 compared to $30,559 used in financing activities in the same period a year ago. The 2016 cash flows primarily relate to the pay down of the Company’s debt.

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

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, increased environmental remediation, returns on assets within the Company’s domestic pension plans, as well as other factors.  Our largest product (31.6% of 2016 sales), is used by our customer to produce an anti-viral drug.  Our customer's sales of this drug have been trending downwards and, accordingly, we expect our sales of this product to our customer to also trend downwards over the next few years.

As discussed more fully in Note 11 to the Consolidated Financial Statements, the Company continually receives additional information to develop estimates to record reserves for remediation activities at Berry’s Creek and other environmental sites. These matters, either individually or in the aggregate, could result in actual costs that are significantly higher than the Company’s current assessment and could have a material adverse effect on the Company's cash flows in future reporting periods. Based upon past experience, the Company believes that payments significantly in excess of current reserves, if required, would be made over an extended number of years.

See the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2016 for further explanation of factors that may negatively impact the Company’s cash flows.

Impact of Recent Accounting Pronouncements

The following accounting pronouncements became effective for the Company in the first six months of 2017:

Simplification of Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09 which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and classification in the statement of cash flows. This standard became effective for the Company on January 1, 2017. The new standard requires recognition of excess tax benefits that had not previously been recognized. The Company had no remaining unrecognized excess tax benefits as of December 31, 2016. All excess tax benefits and deficiencies in future periods will be recorded as part of the current period tax provision within the Income Statement. This will result in increased volatility in the Company’s effective tax rate. During the first six months of 2017, the Company recognized a tax benefit of $4,379 which lowered the effective tax rate by 7.1%. No other provisions in this new standard had a significant impact on the consolidated financial statements including the Company’s accounting policy election to account for forfeitures when they occur.

To conform to the current year presentation, the Company reclassified $770 of excess tax benefits under financing activities to operating activities for the six months ended June 30, 2016 on the consolidated statement of cash flows.

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

The Company continues to evaluate the impact of adoption of the new standard. As part of this evaluation, the Company has identified the revenue streams and reviewed the related critical customer contract terms and provisions. The Company has concluded that the timing of the recognition of revenue for certain products that was previously recognized upon delivery will be recognized over time utilizing a measure of progress toward satisfaction of the performance obligations. These products, which represented 63% of 2016 net revenue, are typically manufactured exclusively for specific customers and have no other alternative use. Generally, under these customer agreements, Cambrex is entitled to compensation for progress to date that includes an element of profit margin. The Company expects to adopt the new standard using the modified retrospective method. Upon adoption of the new standard, the Company will be required to make an estimate of the progress completed to date for these products and record the net effect as a cumulative effect adjustment in the equity section. This adjustment will cause the 2018 Income Statement to have lower sales and associated costs since they will be recorded in equity at adoption. Depending on the amount of these projects in process at the end of 2017, the adjustment could be significant. The Company will also record a contract asset for the unbilled revenue and a reduction in inventory. The Company continues to assess the impact of the related disclosures as well as finalizing a methodology and process for recognizing product revenue over time.

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

Scope of Modification Accounting, Stock Based Compensation

In May 2017, the FASB issued ASU 2017-09 which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first six months of 2017. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2016.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first six months of 2017. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2016.

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

*   Filed herewith

** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Income Statements for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/Tom G. Vadaketh
Tom G. Vadaketh Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated: August 4, 2017