Form 10-Q
period 2017-09-30
CAMBREX CORP
filed 2017-11-07
CIK 820081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2017

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

As of November 2, 2017, there were 32,777,576 shares outstanding of the registrant’s Common Stock, $.10 par value.

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

Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,403	$74,141
Trade receivables, net	81,776	110,622
Other receivables	7,901	6,748
Inventories, net	164,913	123,184
Prepaid expenses and other current assets	5,089	7,960
Total current assets	378,082	322,655

Property, plant and equipment, net	248,945	217,092
Goodwill	43,200	40,323
Intangible assets, net	14,229	14,800
Deferred income taxes	10,512	13,061
Other non-current assets	3,383	3,934

Total assets	$698,351	$611,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,874	$42,873
Deferred revenue and advance payments	8,024	7,506
Taxes payable	463	9,469
Accrued expenses and other current liabilities	35,856	35,614
Total current liabilities	84,217	95,462

Advance payments	39,000	39,000
Deferred income taxes	9,103	6,921
Accrued pension benefits	44,267	43,109
Other non-current liabilities	23,887	21,946
Total liabilities	200,474	206,438

Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 34,207,225 and 33,927,595 shares at respective dates	3,421	3,393
Additional paid-in capital	162,140	153,681
Retained earnings	389,567	327,376
Treasury stock, at cost, 1,433,649 and 1,583,909 shares at respective dates	(12,221)	(13,503)
Accumulated other comprehensive loss	(45,030)	(65,520)

Total stockholders' equity	497,877	405,427

Total liabilities and stockholders' equity	$698,351	$611,865

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

(unaudited – in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Gross sales	$112,233	$99,867	$350,431	$312,856
Commissions, allowances and rebates	225	565	1,468	1,901

Net sales	112,008	99,302	348,963	310,955

Other revenues, net	611	97	3,216	1,823

Net revenue	112,619	99,399	352,179	312,778

Cost of goods sold	65,730	61,797	200,963	187,720

Gross profit	46,889	37,602	151,216	125,058

Operating expenses:
Selling, general and administrative expenses	17,551	14,950	51,785	42,602
Research and development expenses	4,233	3,193	12,590	10,796
Total operating expenses	21,784	18,143	64,375	53,398

Operating profit	25,105	19,459	86,841	71,660

Other expenses/(income):
Interest expense, net	337	366	991	357
Other (income)/expenses, net	(6)	(71)	(149)	143
Income before income taxes	24,774	19,164	85,999	71,160

Provision for income taxes	7,498	5,443	22,484	21,784

Income from continuing operations	17,276	13,721	63,515	49,376

Income/(loss) from discontinued operations, net of tax	20	(4,503)	(1,324)	(5,082)

Net income	$17,296	$9,218	$62,191	$44,294

Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.53	$0.43	$1.95	$1.54
Income/(loss) from discontinued operations, net of tax	$0.00	$(0.14)	$(0.04)	$(0.16)
Net income	$0.53	$0.29	$1.91	$1.38

Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.52	$0.42	$1.90	$1.50
Income/(loss) from discontinued operations, net of tax	$0.00	$(0.14)	$(0.04)	$(0.15)
Net income	$0.52	$0.28	$1.86	$1.35

Weighted average shares outstanding:
Basic	32,749	32,149	32,612	32,034
Effect of dilutive stock based compensation	763	850	839	871
Diluted	33,512	32,999	33,451	32,905

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$17,296	$9,218	$62,191	$44,294

Other comprehensive income:

Foreign currency translation adjustments	7,006	235	19,753	947

Pension plan amortization of net actuarial loss and prior service cost, net of tax of $118, $100, $350 and $300 at respective dates	250	202	737	606

Comprehensive income	$24,552	$9,655	$82,681	$45,847

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine months ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$62,191	$44,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,023	17,717
Non-cash deferred revenue	(4,991)	(2,972)
Increase in inventory reserve	3,217	5,950
Stock based compensation	6,321	5,189
Deferred income tax provision	1,087	7,838
Other	516	265
Changes in assets and liabilities:
Trade receivables	35,995	44,213
Inventories	(38,245)	(40,088)
Prepaid expenses and other current assets	(70)	(2,144)
Accounts payable and other current liabilities	(16,422)	(8,504)
Deferred revenue and advance payments	512	39,363
Other non-current assets and liabilities	(2,282)	(2,764)
Discontinued operations:
Non-current liabilities	2,418	6,748
Net cash used in discontinued operations	(1,185)	(312)
Net cash provided by operating activities	72,085	114,793

Cash flows from investing activities:
Capital expenditures	(38,241)	(37,706)
Proceeds from sale of business	2,836	-
Other	-	13
Net cash used in investing activities	(35,405)	(37,693)

Cash flows from financing activities:
Repayment of debt	-	(30,000)
Proceeds from stock options exercised	3,448	2,116
Debt issuance costs	-	(2,515)
Net cash provided by/(used in) financing activities	3,448	(30,399)

Effect of exchange rate changes on cash and cash equivalents	4,134	61

Net increase in cash and cash equivalents	44,262	46,762

Cash and cash equivalents at beginning of period	74,141	43,974

Cash and cash equivalents at end of period	$118,403	$90,736

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

(2)	Impact of Recently Issued Accounting Pronouncements

The following accounting pronouncements became effective for the Company in the first nine months of 2017:

Simplification of Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09 which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and classification in the statement of cash flows. This standard became effective for the Company on January 1, 2017. The new standard requires recognition of excess tax benefits that had not previously been recognized. The Company had no remaining unrecognized excess tax benefits as of December 31, 2016. All excess tax benefits and deficiencies in future periods will be recorded as part of the current period tax provision within the Income Statement. This will result in increased volatility in the Company’s effective tax rate. During the first nine months of 2017, the Company recognized a tax benefit of $5,114 which lowered the effective tax rate by 6.0%. No other provisions in this new standard had a significant impact on the consolidated financial statements including the Company’s accounting policy election to account for forfeitures when they occur.

To conform to the current year presentation, the Company reclassified $2,958 of excess tax benefits under financing activities to operating activities for the nine months ended September 30, 2016 on the consolidated statement of cash flows.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11 which requires that inventory be measured at the lower of cost and net realizable value, and eliminates the other two options that currently exist for market, replacement cost and net realizable value less an approximately normal profit margin. This update became effective on January 1, 2017 and did not have a material impact on the Company’s consolidated financial statements.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. On January 1, 2018, the Company will adopt the new accounting standard for all contracts not completed as of the adoption date using the modified retrospective method. Certain sales that would have otherwise been reflected in the income statement in 2018 will now be recorded in equity as part of a cumulative effect adjustment. Additionally, a portion of certain products that will be in process at December 31, 2018 will be eligible for revenue recognition in 2018 as opposed to when they would ship in 2019 under previous guidance.

The Company continues to evaluate the impact of adoption of the new standard on revenue recognition policies, internal controls, reporting and disclosures. As part of this evaluation, the Company has identified the revenue streams and reviewed the related critical customer contract terms and provisions. The Company has concluded that the timing of the recognition of revenue for products to specific customers with no alternative use, that were previously recognized upon delivery, will be recognized over time utilizing a measure of progress toward satisfaction of the performance obligations. Generally, under these customer agreements, the Company is entitled to compensation for progress to date that includes an element of profit margin. Depending on the amount of these projects in process at the end of 2017, the cumulative adjustment could be significant, but at this time cannot be reasonably estimated. These products represented nearly half of 2016 net revenue. The Company will also record contract balances on the balance sheet and present all related disclosures in the notes to financial statements. The Company continues to assess the impact of the related disclosures as well as finalizing a methodology and process for recognizing product revenue over time.

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

Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12 which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The standard also makes certain targeted improvements to simplify the application of the hedge accounting guidance. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

(3)	Net Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

Net inventories consist of the following:

	September 30,	December 31,
	2017	2016

Finished goods	$49,771	$29,117
Work in process	64,168	54,463
Raw materials	44,355	33,841
Supplies	6,619	5,763
Total	$164,913	$123,184

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(4)	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2017, is as follows:

Balance as of December 31, 2016	$40,323
Translation effect	2,877
Balance as of September 30, 2017	$43,200

Acquired intangible assets, which are amortized, consist of the following:

				As of September 30, 2017
	Amortization Period (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internal-use software	3	-	7	$6,971	$(1,535)	$5,436
Technology-based intangibles		20		3,589	(1,346)	2,243
Customer-related intangibles	10	-	15	7,597	(1,047)	6,550
				$18,157	$(3,928)	$14,229

				As of December 31, 2016
	Amortization Period (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internal-use software	3	-	7	$6,444	$(829)	$5,615
Technology-based intangibles		20		3,204	(1,082)	2,122
Customer-related intangibles	10	-	15	7,522	(459)	7,063
				$17,170	$(2,370)	$14,800

The change in the gross carrying amount is due to additions and the impact of foreign currency translation.

Amortization expense was $477 and $1,375 for the three and nine months ended September 30, 2017, respectively. Amortization expense was $227 and $614 for the three and nine months ended September 30, 2016, respectively.

Amortization expense related to intangible assets is expected to be approximately $1,881 for 2017, $2,019 for 2018 and 2019, and $2,003 for 2020 and 2021.

(5)	Income Taxes

Income tax expense from continuing operations for the three and nine months ended September 30, 2017 was $7,498 and $22,484, respectively, compared to $5,443 and $21,784 for the three and nine months ended September 30, 2016, respectively. The effective tax rate for the three and nine months ended September 30, 2017 was 30.3% and 26.1%, respectively, compared to 28.4% and 30.6% for the three and nine months ended September 30, 2016, respectively. Tax expense for the nine months ended September 30, 2017 was favorably impacted by $5,114 as a result of applying ASU 2016-09. The standard requires recognition immediately in the tax provision of certain effects of share-based payments that were possibly deferred under the previous guidance. Excluding the effects of applying the new standard, the effective tax rate for the nine months ended September 30, 2017 was 32.1%.

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

None of the foreign currency forward contracts entered into during the nine months ended September 30, 2017 and 2016 were designated for hedge accounting treatment. The notional amounts of the Company’s outstanding foreign exchange forward contracts were $37,626 and $20,896 at September 30, 2017 and December 31, 2016, respectively. The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

The fair value of the Company’s foreign exchange forward contracts outstanding was a gain of $193 and $125 at September 30, 2017 and December 31, 2016, respectively. Losses are recorded in “Accrued expenses and other current liabilities” and gains are recorded in “Prepaid expenses and other current assets” on the balance sheet and “Other revenues, net” on the income statement.

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

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of September 30, 2017 and December 31, 2016:

Fair Value - Level 2	September 30, 2017	December 31, 2016
Foreign currency forwards, assets	$193	$125

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

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(8)	Accumulated Other Comprehensive Income/(Loss)

The following tables provide the changes in AOCI by component (pension, net of tax) for the three months ended September 30, 2017 and 2016:

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of June 30, 2017	$(21,543)	$(30,743)	$(52,286)
Other comprehensive income before reclassifications	7,006	-	7,006
Amounts reclassified from accumulated other comprehensive loss	-	250	250
Net current-period other comprehensive income	7,006	250	7,256
Balance as of September 30, 2017	$(14,537)	$(30,493)	$(45,030)

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of June 30, 2016	$(25,168)	$(29,165)	$(54,333)
Other comprehensive income before reclassifications	235	-	235
Amounts reclassified from accumulated other comprehensive loss	-	202	202
Net current-period other comprehensive income	235	202	437
Balance as of September 30, 2016	$(24,933)	$(28,963)	$(53,896)

The following tables provide the changes in AOCI by component (pension, net of tax) for the nine months ended September 30, 2017 and 2016:

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of December 31, 2016	$(34,290)	$(31,230)	$(65,520)
Other comprehensive income before reclassifications	19,753	-	19,753
Amounts reclassified from accumulated other comprehensive loss	-	737	737
Net current-period other comprehensive income	19,753	737	20,490
Balance as of September 30, 2017	$(14,537)	$(30,493)	$(45,030)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(8)	Accumulated Other Comprehensive Income/(Loss) (continued)

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of December 31, 2015	$(25,880)	$(29,569)	$(55,449)
Other comprehensive income before reclassifications	947	-	947
Amounts reclassified from accumulated other comprehensive loss	-	606	606
Net current-period other comprehensive income	947	606	1,553
Balance as of September 30, 2016	$(24,933)	$(28,963)	$(53,896)

The following tables provide the reclassifications from AOCI by component for the three and nine months ended September 30, 2017 and 2016:

Details about AOCI Components	Three months ended September 30, 2017	Nine months ended September 30, 2017

Amortization of defined benefit pension items:
Actuarial losses	$(355)	$(1,048)
Prior service costs	(13)	(39)
Total before tax	(368)	(1,087)
Tax benefit	118	350
Net of tax	$(250)	$(737)

Total reclassification for the period	$(250)	$(737)

Details about AOCI Components	Three months ended September 30, 2016	Nine months ended September 30, 2016

Amortization of defined benefit pension items:
Actuarial losses	$(288)	$(867)
Prior service costs	(14)	(39)
Total before tax	(302)	(906)
Tax benefit	100	300
Net of tax	$(202)	$(606)

Total reclassification for the period	$(202)	$(606)

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

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for the stock options granted to employees during the nine months ended September 30, 2017 was $20.14. The weighted-average fair value per share for the stock options granted to employees during the nine months ended September 30, 2016 was $13.82.

For the three months ended September 30, 2017 and 2016, the Company recorded $1,187 and $1,012, respectively, in “Selling, general and administrative expenses” for stock options. For the nine months ended September 30, 2017 and 2016, the Company recorded $3,313 and $2,836, respectively, in “Selling, general and administrative expenses” for stock options. As of September 30, 2017, the total compensation cost related to unvested stock options not yet recognized was $7,224. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.9 years.

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2016	1,519,338	$25.22
Granted	39,037	54.15
Exercised	(61,249)	11.83
Outstanding at March 31, 2017	1,497,126	26.52
Granted	19,598	58.98
Exercised	(162,431)	13.84
Outstanding at June 30, 2017	1,354,293	28.51
Exercised	(55,950)	8.48
Outstanding at September 30, 2017	1,298,343	29.37
Exercisable at September 30, 2017	449,959	$21.09

The aggregate intrinsic values for all stock options exercised for the three and nine months ended September 30, 2017 were $2,669 and $12,011, respectively. The aggregate intrinsic values for all stock options exercised for the three and nine months ended September 30, 2016 were $173 and $8,195, respectively. The aggregate intrinsic values for all stock options outstanding and exercisable as of September 30, 2017 were $33,350 and $15,256, respectively.

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

The following table is a summary of the Company’s unvested stock options, restricted stock and performance shares for which the requisite service period has not been rendered but that are expected to vest on the achievement of a performance condition:

	Unvested Stock Options		Unvested Restricted Stock		Unvested Performance Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value

Unvested at December 31, 2016	817,540	$12.50	260	$41.05	316,750	$30.08
Granted	39,037	21.02	-	-	-	-
Vested during period	(14,975)	8.16	-	-	-	-
Unvested at March 31, 2017	841,602	12.97	260	41.05	316,750	30.08
Granted	19,598	18.37	9,496	58.98	5,750	41.36
Vested during period	(12,816)	8.50	(260)	41.05	-	-
Unvested at June 30, 2017	848,384	13.17	9,496	58.98	322,500	30.28
Vested during period	-	-	-	-	(150,000)	17.81
Unvested at September 30, 2017	848,384	$13.17	9,496	$58.98	172,500	$41.12

For the three months ended September 30, 2017 and 2016, the Company recorded $280 and $240, respectively, in “Selling, general and administrative expenses” for restricted stock awards. For the nine months ended September 30, 2017 and 2016, the Company recorded $474 and $406, respectively, in “Selling, general and administrative expenses” for restricted stock awards. As of September 30, 2017, total compensation cost related to unvested restricted stock not yet recognized was $93. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.1 years.

The Company granted equity-settled performance shares (“PS”) to certain executives. PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of net revenue and EBITDA growth as compared to the net revenue and EBITDA growth of the members of a specified peer group of companies over a three year period. For the three months ended September 30, 2017 and 2016, the Company recorded $821 and $637, respectively, in “Selling, general and administrative expenses” related to these PS awards. For the nine months ended September 30, 2017 and 2016, the Company recorded $2,534 and $1,947, respectively, in “Selling, general and administrative expenses” related to these PS awards. As of September 30, 2017, total compensation cost related to unvested performance shares not yet recognized was $3,143. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.3 years.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(10)	Retirement Plans

Domestic Pension Plan

The components of net periodic benefit cost for the Company’s domestic pension plan (which was frozen in 2007) for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Components of net periodic benefit cost
Interest cost	$553	$597	$1,661	$1,792
Expected return on plan assets	(677)	(662)	(2,031)	(1,986)
Recognized actuarial loss	199	194	599	582
Net periodic benefit cost	$75	$129	$229	$388

The Company’s Supplemental Executive Retirement Plan (which was frozen in 2007) is non-qualified and unfunded. Net periodic benefit cost for the three months ended September 30, 2017 and 2016 were $77 and $65, respectively. Net periodic benefit cost for the nine months ended September 30, 2017 and 2016 were $231 and $194, respectively.

International Pension Plan

The components of net periodic benefit cost for the Company’s international pension plan for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Components of net periodic benefit cost
Service cost	$247	$186	$700	$561
Interest cost	192	186	545	560
Recognized actuarial loss	94	49	268	147
Amortization of prior service benefit	(1)	(1)	(3)	(3)
Net periodic benefit cost	$532	$420	$1,510	$1,265

(11)	Contingencies

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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. At September 30, 2017, the reserves were $17,434, of which $16,881 is included in “Other non-current liabilities” on the Company’s balance sheet. At December 31, 2016, these reserves were $16,703, of which $15,441 is included in “Other non-current liabilities” on the Company’s balance sheet. The increase in the reserves includes adjustments to reserves of $2,419, partially offset by payments of $1,688. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

Bayonne

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act. The Company has implemented a sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program. The results will be used to develop a remedial plan for the site including an estimate of the Company’s future liability for remediation costs. As of September 30, 2017, the Company’s reserve was $450.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(11)	Contingencies (continued)

Clifton and Carlstadt

The Company has implemented a sampling and pilot program in Clifton and Carlstadt, New Jersey pursuant to the NJDEP private oversight program. The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs, and the Company continues to move forward with the projects at each site in accordance with the established schedules and work plans. As of September 30, 2017, the Company’s reserve was $1,889.

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

The scope of remedial activities in the initial interim remedy is currently being developed and based upon preliminary cost estimates, the Company’s reserve was $9,829 as of September 30, 2017. The estimated costs for the initial interim remedy may be further developed over the next several months and the Company’s accrual may change based upon the final remedy selected and revisions to cost estimates. At this time it is not known when the costs for the complete remediation plan will be estimable, and as such, no accrual beyond the initial interim remedy has been recorded. The Company’s share has been preliminarily estimated by the PRP group at 2.4%. While the Company will defend its position that its share should be reduced from the current level, its share could be increased or decreased depending on the outcome of the final allocation process that will take place in future periods.

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

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986. The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA. The PRPs will continue implementing the ground water remediation at the site. In May 2017, the Company made a payment to USEPA in the amount of $363 for ongoing oversight costs. As of September 30, 2017, the Company’s reserve was $329, to cover long-term ground water monitoring and related costs.

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

Site clean-up work under the 1997 ROD, the Consent Decree and the 2013 stipulation is ongoing and is being jointly performed by Pfizer and the Company, with NYSDEC oversight. Since 2014, Pfizer and the Company have performed supplemental remedial investigation measures requested by the NYSDEC, and the findings have been submitted to NYSDEC in various reports, including a study evaluating the feasibility of certain remedial alternatives in August 2016. By letter dated January 5, 2017, NYSDEC disapproved such feasibility study report and requested certain revisions to the report. The Company and Pfizer engaged in further discussions with NYSDEC and have agreed to submit a revised version of the August 2016 feasibility study to address certain of NYSDEC’s requests. In September 2017, the NYSDEC requested that Pfizer, the Company and the current owner of the Harriman Site, ELT Harriman LLC (“ELT”), conduct an investigation of additional constituents not addressed under the 1997 ROD based on the detection of those constituents at the Harriman Site and other properties in the area. The parties have requested more information from the State of New York to evaluate the request.

As it is too soon to determine whether the NYSDEC’s requests or the reports and remedial plans, when finalized, will result in any significant changes to the Company’s responsibilities, no change to the reserve has been made. ELT is conducting other investigation and remediation activities under a separate NYSDEC directive.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(11)	Contingencies (continued)

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC. The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000. As of September 30, 2017, the Company’s reserve was $3,465. At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

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

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs. The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary. The PRPs are in the process of implementing a final remedy at the site. The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). While the Company continues to dispute the methodology used by the PRP group to arrive at its interim allocation for cash contributions, the Company has paid the funding requests. A final allocation of SCP Site costs (excluding Berry’s Creek costs) is expected to be finalized in early 2018. As of September 30, 2017, the Company’s reserve was $762, of which approximately $488 is expected to be covered by insurance.

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

All cases have been resolved except for one brought by four health care insurers. In the remaining case, the District Court entered judgment after trial in 2008 against Mylan, Gyma and Cambrex. The judgment was appealed to the United States Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”) in 2011, resulting in a remand to the District Court. On remand, the District Court dismissed certain self-funded customer plaintiffs due to their failure to satisfy the requirements of federal jurisdiction. Subsequently, the District Court entered an order remitting certain damages. Without fees, costs, or post-judgment interest, the current judgment against Mylan, Gyma, and Cambrex is $67,260. Mylan, Gyma, and Cambrex have once again appealed to the D.C. Circuit and the appeal is currently pending.

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

For all periods presented, financial results for discontinued operations relate to environmental investigation and remediation expenses for divested sites. The following table is a reconciliation of the pre-tax income/(loss) on discontinued operations to the net income/(loss) on discontinued operations, as presented on the income statement:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Pre-tax income/(loss) from discontinued operations	$126	$(6,928)	$(1,946)	$(7,819)
Income tax (expense)/benefit	(106)	2,425	622	2,737
Income/(loss) from discontinued operations, net of tax	$20	$(4,503)	$(1,324)	$(5,082)

As of September 30, 2017 and December 31, 2016, liabilities recorded on the Company’s balance sheet related to discontinued operations were $17,434 and $16,703, respectively. At this time, the Company cannot reasonably estimate the period of time during which the involvement is expected to continue. Net cash used in discontinued operations for the nine months ended September 30, 2017 and 2016 were $1,185 and $312, respectively. Refer to Note 11 to the Company’s consolidated financial statements for further disclosures on the Company’s environmental contingencies.

CAMBREX CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following summarizes the Company’s performance for the third quarter of 2017:

●	Net revenue increased 13.3% on a reported basis compared to the third quarter of 2016. Net revenue, excluding currency impact, increased 12.2%.
●	Gross margins increased to 41.6% from 37.8% in the third quarter of 2016.
●	Net cash was $118,403 compared to $74,141 at December 31, 2016, an increase of $44,262.

Results of Operations

Comparison of Third Quarter 2017 versus Third Quarter 2016

Gross sales in the third quarter of 2017 of $112,233 were $12,366 or 12.4% higher than the third quarter of 2016. Excluding a 1.2% favorable impact of foreign exchange compared to the third quarter of 2016, sales increased 11.2% as a result of higher volumes (12.3%) partially offset by lower pricing (1.1%). The increase in volumes was driven by growth in all product categories as well as the addition of Cambrex High Point.

The following table reflects gross sales by geographic area for the third quarters of 2017 and 2016:

	Third quarter
	2017	2016

Europe	$62,199	$60,903
North America	44,792	31,414
Asia	2,864	4,645
Other	2,378	2,905
Total gross sales	$112,233	$99,867

Net revenue in the third quarter of 2017 of $112,619 was $13,220 or 13.3% higher than the third quarter of 2016. Excluding a 1.1% favorable impact of foreign exchange compared to the third quarter of 2016, net revenue increased 12.2%. The increase was the result of higher volumes as described above.

Gross margins in the third quarter of 2017 increased to 41.6% from 37.8% in the third quarter of 2016. The increase was primarily driven by high capacity utilization, manufacturing efficiency improvements and favorable product mix partially offset by lower pricing. Gross profit in the third quarter of 2017 was $46,889 compared to $37,602 in the same period last year.

Selling, general and administrative (“SG&A”) expenses of $17,551 in the third quarter of 2017 increased compared to $14,950 in the third quarter of 2016. The increase was mainly due to the addition of Cambrex High Point (approximately $1,200), medical expenses (approximately $400) and due diligence costs related to acquisition opportunities (approximately $300). SG&A, as a percentage of net revenue, was 15.6% and 15.0% in the third quarters of 2017 and 2016, respectively.

Results of Operations (continued)

Comparison of Third Quarter 2017 versus Third Quarter 2016 (continued)

Research and development (“R&D”) expenses of $4,233 were 3.8% of net revenue in the third quarter of 2017, compared to $3,193 or 3.2% of net revenue in the third quarter of 2016. The increase was primarily driven by costs to develop new generic drug products.

Operating profit in the third quarter of 2017 was $25,105 compared to $19,459 in the third quarter of 2016. The increase in operating profit was due to higher gross profit partially offset by higher operating expenses as described above.

Net interest expense was $337 in the third quarter of 2017 compared to $366 in the third quarter of 2016. The Company did not have any debt outstanding as of September 30, 2017 and 2016.

Income tax expense from continuing operations in the third quarter of 2017 was $7,498 compared to $5,443 in the third quarter of 2016. The effective tax rate in the third quarter of 2017 was 30.3% compared to 28.4% in the third quarter of 2016. Tax expense in the third quarter of 2017 was favorably impacted by $735 from the adoption of ASU 2016-09. The standard requires recognition immediately in the tax provision of certain results of share-based payments that were possibly deferred under the previous guidance. Excluding the effects of applying the new standard, the effective tax rate for the three months ended September 30, 2017 was 33.2%.

Income from continuing operations in the third quarter of 2017 was $17,276, or $0.52 per diluted share, versus $13,721, or $0.42 per diluted share in the same period a year ago.

Comparison of First Nine Months of 2017 versus First Nine Months of 2016

Gross sales in the first nine months of 2017 of $350,431 were $37,575 or 12.0% higher than the first nine months of 2016. Excluding a 0.6% unfavorable impact of foreign exchange compared to the first nine months of 2016, sales increased 12.6% as a result of higher volumes (14.9%) partially offset by lower pricing (2.3%). The increase in volumes was driven by growth in all product categories as well as the addition of Cambrex High Point, partially offset by the divestiture of Zenara.

The following table reflects gross sales by geographic area for the first nine months of 2017 and 2016:

	First nine months
	2017	2016

Europe	$197,503	$184,852
North America	132,286	105,646
Asia	13,072	13,459
Other	7,570	8,899
Total gross sales	$350,431	$312,856

Net revenue in the first nine months of 2017 of $352,179 was $39,401 or 12.6% higher than the first nine months of 2016. Excluding a 0.9% unfavorable impact of foreign exchange compared to the first nine months of 2016, net revenue increased 13.5%. The increase was the result of higher volumes as described above and royalties of $1,000 recorded as “Other revenues, net” in the Company’s income statement.

Comparison of First Nine Months of 2017 versus First Nine Months of 2016 (continued)

Gross margins in the first nine months of 2017 increased to 42.9% from 40.0% in the first nine months of 2016. The increase was primarily due to plant efficiencies, high capacity utilization and royalty income partially offset by lower pricing. Gross profit in the first nine months of 2017 was $151,216 compared to $125,058 in the same period last year.

Selling, general and administrative (“SG&A”) expenses of $51,785 in the first nine months of 2017 increased compared to $42,602 in the first nine months of 2016. The increase was mainly due to the addition of Cambrex High Point (approximately $3,300), higher personnel costs (approximately $2,400), medical expenses (approximately $1,800) and due diligence costs related to acquisition opportunities (approximately $700). SG&A, as a percentage of net revenue, was 14.7% and 13.6% in the first nine months of 2017 and 2016, respectively.

Research and development (“R&D”) expenses of $12,590 were 3.6% of net revenue in the first nine months of 2017, compared to $10,796 or 3.5% of net revenue in the first nine months of 2016. The increase was primarily related to lower absorption of R&D expenses into inventory and cost of goods sold and higher costs to develop new generic drug products.

Operating profit in the first nine months of 2017 was $86,841 compared to $71,660 in the first nine months of 2016. The increase in operating profit was due to higher gross profit partially offset by higher operating expenses as described above.

Net interest expense was $991 in the first nine months of 2017 compared to $357 in the first nine months of 2016. Higher interest expense was the result of higher amortization of debt issuance costs, higher commitment fees related to the new credit facility entered into during the second quarter of 2016 and lower capitalized interest as a result of the completion of several large projects in 2016. The Company did not have any debt outstanding as of September 30, 2017 and 2016.

Income tax expense from continuing operations in the first nine months of 2017 was $22,484 compared to $21,784 in the first nine months of 2016. The effective tax rate in the first nine months of 2017 was 26.1% compared to 30.6% in the first nine months of 2016. Tax expense in the first nine months of 2017 was favorably impacted by $5,114 from the adoption of ASU 2016-09. The standard requires recognition immediately in the tax provision of certain results of share-based payments that were possibly deferred under the previous guidance. Excluding the effects of applying the new standard, the effective tax rate for the nine months ended September 30, 2017 was 32.1%.

Income from continuing operations in the first nine months of 2017 was $63,515, or $1.90 per diluted share, versus $49,376, or $1.50 per diluted share in the same period a year ago.

Liquidity and Capital Resources

During the first nine months of 2017, cash provided by operations was $72,085 versus $114,793 in the same period a year ago. This decrease was primarily due to a $39,000 advance payment received in the first quarter of 2016.

Cash flows used in investing activities in the first nine months of 2017 mostly related to capital expenditures of $38,241 compared to $37,706 in the same period a year ago. Capital expenditures in the first nine months of 2017 and 2016 primarily expanded the Company’s manufacturing capacity to support expected growth.

Cash flows provided by financing activities in the first nine months of 2017 were $3,448 compared to $30,399 used in financing activities in the same period a year ago. The 2016 cash flows primarily relate to the pay down of the Company’s debt.

The Company expects to spend approximately $65,000 to $70,000 on capital expenditures during 2017.

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

Impact of Recent Accounting Pronouncements

The following accounting pronouncements became effective for the Company in the first nine months of 2017:

Simplification of Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09 which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and classification in the statement of cash flows. This standard became effective for the Company on January 1, 2017. The new standard requires recognition of excess tax benefits that had not previously been recognized. The Company had no remaining unrecognized excess tax benefits as of December 31, 2016. All excess tax benefits and deficiencies in future periods will be recorded as part of the current period tax provision within the Income Statement. This will result in increased volatility in the Company’s effective tax rate. During the first nine months of 2017, the Company recognized a tax benefit of $5,114 which lowered the effective tax rate by 6.0%. No other provisions in this new standard had a significant impact on the consolidated financial statements including the Company’s accounting policy election to account for forfeitures when they occur.

To conform to the current year presentation, the Company reclassified $2,958 of excess tax benefits under financing activities to operating activities for the nine months ended September 30, 2016 on the consolidated statement of cash flows.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11 which requires that inventory be measured at the lower of cost and net realizable value, and eliminates the other two options that currently exist for market, replacement cost and net realizable value less an approximately normal profit margin. This update became effective on January 1, 2017 and did not have a material impact on the Company’s consolidated financial statements.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. On January 1, 2018, the Company will adopt the new accounting standard for all contracts not completed as of the adoption date using the modified retrospective method. Certain sales that would have otherwise been reflected in the income statement in 2018 will now be recorded in equity as part of a cumulative effect adjustment. Additionally, a portion of certain products that will be in process at December 31, 2018 will be eligible for revenue recognition in 2018 as opposed to when they would ship in 2019 under previous guidance.

The Company continues to evaluate the impact of adoption of the new standard on revenue recognition policies, internal controls, reporting and disclosures. As part of this evaluation, the Company has identified the revenue streams and reviewed the related critical customer contract terms and provisions. The Company has concluded that the timing of the recognition of revenue for products to specific customers with no alternative use, that were previously recognized upon delivery, will be recognized over time utilizing a measure of progress toward satisfaction of the performance obligations. Generally, under these customer agreements, the Company is entitled to compensation for progress to date that includes an element of profit margin. Depending on the amount of these projects in process at the end of 2017, the cumulative adjustment could be significant, but at this time cannot be reasonably estimated. These products represented nearly half of 2016 net revenue. The Company will also record contract balances on the balance sheet and present all related disclosures in the notes to financial statements. The Company continues to assess the impact of the related disclosures as well as finalizing a methodology and process for recognizing product revenue over time.

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

Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12 which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The standard also makes certain targeted improvements to simplify the application of the hedge accounting guidance. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2017. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2016.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first nine months of 2017. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2016.

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

* Filed herewith
** Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Income Statements for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/Tom G. Vadaketh
Tom G. Vadaketh
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:  November 7, 2017